Form 10-Q
period 2014-06-30
Synchrony Financial
filed 2014-09-05
CIK 1601712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
001-36560
(Commission File Number)

SYNCHRONY FINANCIAL
(Exact name of registrant as specified in its charter)

Delaware	51-0483352
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

777 Long Ridge Road
Stamford, Connecticut	06902
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code) (203) 585-2400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of September 4, 2014 was 833,764,589.

Synchrony Financial

Cautionary Note Regarding Forward-Looking Statements:

Various statements in this Quarterly Report on Form 10-Q may contain “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “will,” “should,” “may,” or words of similar meaning, but these words are not the exclusive means of identifying forward-looking statements.

Forward-looking statements are based on management’s current expectations and assumptions, and are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, actual results could differ materially from those indicated in these forward-looking statements. Factors that could cause actual results to differ materially include global political, economic, business, competitive, market, regulatory and other factors and risks, such as the impact of macroeconomic conditions and whether industry trends we have identified develop as anticipated; retaining existing partners and attracting new partners, concentration of our platform revenue in a small number of Retail Card partners, promotion and support of our products by our partners, and financial performance of our partners; our need for additional financing, higher borrowing costs and adverse financial market conditions impacting our funding and liquidity, and any reduction in our credit ratings; our ability to securitize our loans, occurrence of an early amortization of our securitization facilities, loss of the right to service or subservice our securitized loans, and lower payment rates on our securitized loans; our reliance on dividends, distributions and other payments from the Bank; our ability to grow our deposits in the future; changes in market interest rates and the impact of any margin compression; effectiveness of our risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, our ability to manage our credit risk, the sufficiency of our allowance for loan losses and the accuracy of the assumptions or estimates used in preparing our financial statements; our ability to offset increases in our costs in retailer share arrangements; competition in the consumer finance industry; our concentration in the U.S. consumer credit market; our ability to successfully develop and commercialize new or enhanced products and services; our ability to realize the value of strategic investments; reductions in interchange fees; fraudulent activity; cyber-attacks or other security breaches; failure of third parties to provide various services that are important to our operations; disruptions in the operations of our computer systems and data centers; international risks and compliance and regulatory risks and costs associated with international operations; catastrophic events; alleged infringement of intellectual property rights of others and our ability to protect our intellectual property; litigation and regulatory actions; damage to our reputation; our ability to attract, retain and motivate key officers and employees; tax legislation initiatives or challenges to our tax positions and state sales tax rules and regulations; significant and extensive regulation, supervision, examination and enforcement of our business by governmental authorities, the impact of the Dodd-Frank Act and the impact of the CFPB’s regulation of our business; changes to our methods of offering our CareCredit products; impact of capital adequacy rules; restrictions that limit the Bank’s ability to pay dividends; regulations relating to privacy, information security and data protection as well as anti-money laundering and anti-terrorism financing laws; use of third-party vendors and ongoing third-party business relationships; effect of GECC being subject to regulation by the Federal Reserve Board both as a savings and loan holding company and as a systemically important financial institution; GE not completing the separation from us as planned or at all, GE’s inability to obtain savings and loan holding company deregistration (the “GE SLHC Deregistration”) and GE continuing to have significant control over us; completion by the Federal Reserve Board of a review (with satisfactory results) of our preparedness to operate on a standalone basis, independently of GE, and Federal Reserve Board approval required for us to continue to be a savings and loan holding company, including the timing of the approval and the imposition of any significant additional capital or liquidity requirements; our need to establish and significantly expand many aspects of our operations and infrastructure; delays in receiving or failure to receive Federal Reserve Board agreement required for us to be treated as a financial holding company after the GE SLHC Deregistration; loss of association with GE’s strong brand and reputation; limited right to use the GE brand name and logo and need to establish a new brand; GE has significant control over us; terms of our arrangements with GE may be more favorable than we will be able to obtain from unaffiliated third parties; obligations associated with being a public company; our incremental cost of operating as a standalone public company could be substantially more than anticipated; GE could engage in businesses that compete with us, and conflicts of interest may arise between us and GE; and failure caused by us of GE’s distribution of our common stock to its stockholders in exchange for its common stock to qualify for tax-free treatment, which may result in significant tax liabilities to GE for which we may be required to indemnify GE.

For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this report and in our public filings, including under the heading “Risk Factors” in the Registration Statement on Form S-1, as amended and filed on July 18, 2014 (File No. 333-194528) (the “Registration Statement”). You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties, or potentially inaccurate assumptions that could cause our current expectations or beliefs to change. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by the federal securities laws.

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated and combined financial statements and related notes included elsewhere in this quarterly report. The discussion below contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations. See “Cautionary Note Regarding Forward-Looking Statements.” References in this Form 10-Q to the Company, “we”, “us” and “our” are to Synchrony Financial and its combined and consolidated subsidiaries unless the context otherwise requires; references to “GE” are to General Electric Company and its subsidiaries; references to “GECC” are to General Electric Capital Corporation (a subsidiary of GE) and its subsidiaries; and references to the “Bank” are to our wholly-owned subsidiary, Synchrony Bank.
Introduction
Business Overview
We are one of the premier consumer financial services companies in the United States. We provide a range of credit products through programs we have established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” For the three and six months ended June 30, 2014, we financed $26.0 billion and $47.1 billion of purchase volume, respectively, and at June 30, 2014, we had $54.9 billion of loan receivables and 59.2 million active accounts. For the three and six months ended June 30, 2014, we had net earnings of $472 million and $1,030 million, respectively, representing a return on assets of 3.1% and 3.5%, respectively.
We offer our credit products primarily through our wholly-owned subsidiary, Synchrony Bank. Through the Bank, we offer a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”). We are continuing to expand our direct banking operations to increase our deposit base as a source of stable and diversified low cost funding for our credit activities. We had $30.5 billion in deposits at June 30, 2014.
The Transactions

In connection with the Company’s initial public offering of its common stock, we entered into the following series of transactions (the “Transactions”) to effect the first steps in GE’s planned staged exit from our business.

The IPO

On August 5, 2014, we closed the initial public offering (the “IPO”) of 125 million shares of our common stock at a price to the public of $23.00 per share and on September 3, 2014, we issued an additional 3.5 million shares of our common stock pursuant to an option granted to the underwriters in the IPO (the “Underwriters' Option”). We received net proceeds from the IPO and the Underwriters' Option of approximately $2.8 billion. Following the closing of the IPO and the Underwriters' Option, GE currently owns approximately 84.6% of our common stock.

Debt Financings

On August 5, 2014, we borrowed the full amount under a new term loan facility (the “New Bank Term Loan Facility”) with third party lenders that provided $8.0 billion principal amount of unsecured term loans maturing in 2019. We also repaid all of our existing related party debt owed to GECC, outstanding on the closing date of the IPO, which totaled $8.0 billion (of which $7.9 billion was outstanding at June 30, 2014), and borrowed the full amount under a new term loan facility (the “New GECC Term Loan Facility”) with GECC that provided $1.5 billion principal amount of unsecured term loan maturing in 2019. On August 11, 2014, we issued a total of $3.6 billion principal amount of unsecured senior notes with various maturities ranging from 2017 through 2024, and used $0.6 billion of the net proceeds from this issuance to prepay, on a pro rata basis, $0.5 billion of the New Bank Term Loan Facility and $0.1 billion of the New GECC Term Loan Facility.

Agreements with GE and Affiliates

In connection with the IPO, we entered into a master agreement and a number of other agreements with GE and GECC for the purpose of accomplishing our separation from GE and setting forth various matters governing our relationship with GE after the completion of the IPO.

See Note 15. Subsequent Events to our condensed consolidated and combined financial statements for additional information on the Transactions.
Our Sales Platforms
We conduct our operations through a single business segment and offer our products through three sales platforms (Retail Card, Payment Solutions and CareCredit). Those platforms are organized by the types of products we offer and the partners we work with, and are measured on platform revenues, loan receivables, new accounts and other sales metrics.
The following table sets forth the platform revenue for each of our sales platforms for the periods indicated.

Sales Platform Revenue(1)	Three months ended June 30,				Six months ended June 30,
($ in millions)	2014		2013		2014		2013
Retail Card	$1,673	68.5%	$1,544	68.3%	$3,363	68.8%	$3,165	68.7%
Payment Solutions	375	15.4%	356	15.8%	746	15.2%	730	15.9%
CareCredit	394	16.1%	358	15.9%	782	16.0%	710	15.4%
	$2,442	100.0%	$2,258	100.0%	$4,891	100.0%	$4,605	100.0%
______________________

(1)	For a definition of platform revenue, which is a non-GAAP measure, see “Results of Operations - For the Three and Six Months Ended June 30, 2014 and 2013 - Platform Analysis - Non-GAAP Measure” below.
Retail Card. Retail Card is a leading provider of private label credit cards, and also provides Dual Cards and small and medium-sized business credit products. Our patented Dual Cards are credit cards that function as private label credit cards when used to purchase goods and services from our partners and as general purpose credit cards when used elsewhere. We offer one or more of these products primarily through 19 national and regional retailers with which we have program agreements that have an expiration date in 2016 or beyond and which accounted for greater than 95% of both our Retail Card platform revenue for the six months ended June 30, 2014 and our Retail Card loan receivables at June 30, 2014. The average length of our relationship with these Retail Card partners is 16 years. Retail Card’s platform revenue consists of interest and fees on our loan receivables, plus other income, less retailer share arrangements. Other income primarily consists of interchange fees earned on Dual Card transactions (when the card is used outside of our partners' sales channels) and fees paid to us by customers who purchase our debt cancellation products, less loyalty program payments. Substantially all of the credit extended in this platform is on standard terms.
Payment Solutions. Payment Solutions is a leading provider of promotional financing for major consumer purchases, offering primarily private label credit cards and installment loans. At June 30, 2014, Payment Solutions offered these products through 260 programs with national and regional retailers, manufacturers, buying groups and industry associations and a total of approximately 62,000 participating partners. Substantially all of the credit extended in this platform is promotional financing. Payment Solutions’ platform revenue primarily consists of interest and fees on our loan receivables, including “merchant discounts,” which are fees paid to us by our partners in almost all cases to compensate us for all or part of foregone interest revenue associated with promotional financing.
CareCredit. CareCredit is a leading provider of promotional financing to consumers for elective healthcare procedures or services, such as dental, veterinary, cosmetic, vision and audiology. At June 30, 2014, we had a network of CareCredit providers that collectively have approximately 183,000 locations, the vast majority of which are individual or small groups of independent healthcare providers, through which we offer a CareCredit branded private label credit card. Substantially all of the credit extended in this platform is promotional financing. CareCredit’s platform revenue primarily consists of interest and fees on our loan receivables, including merchant discounts.

Our Credit Products
Through our platforms, we offer three principal types of credit products: credit cards, commercial credit products and consumer installment loans.
The following table sets forth each credit product by type (and within credit cards, by private label and Dual Cards) and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at June 30, 2014.

Credit Product	Standard Terms	Promotional Offer	Total
Private label credit cards	45.5%	27.6%	73.1%
Dual Cards	22.3	0.2	22.5
Total credit cards	67.8	27.8	95.6
Commercial credit products	2.5	—	2.5
Consumer installment loans	—	1.9	1.9
Total	70.3%	29.7%	100.0%
Credit Cards. We offer two principal types of credit cards: private label credit cards and Dual Cards:

•
Private label credit cards. Private label credit cards are partner-branded credit cards (e.g., Lowe’s or Amazon) or program-branded credit cards (e.g., CarCareONE or CareCredit) that are used primarily for the purchase of goods and services from the partner or within the program network. In Retail Card, credit under our private label credit cards typically is extended on standard terms only, and in Payment Solutions and CareCredit, credit under our private label credit cards typically is extended pursuant to a promotional financing offer.

•
Dual Cards. Our patented Dual Cards are credit cards that function as private label credit cards when used to purchase goods and services from our partners and as general purpose credit cards when used elsewhere. Credit extended under our Dual Cards typically is extended under standard terms only. Currently, only Retail Card offers Dual Cards. At June 30, 2014, we offered Dual Cards through 18 of our 24 Retail Card programs.

Commercial Credit Products. We offer private label cards and co-branded cards for commercial customers that are similar to our consumer offerings. We also offer a commercial pay-in-full accounts receivable product to a wide range of business customers, and are rolling out an improved customer experience for this product with enhanced functionality. We offer commercial credit products primarily through our Retail Card platform to the commercial customers of our Retail Card partners.
Installment Loans. In Payment Solutions, we originate installment loans to consumers (and a limited number of commercial customers) in the United States, primarily in the power product market (motorcycles, ATVs and lawn and garden). Installment loans are closed-end credit accounts where the customer pays down the outstanding balance in installments. Installment loans are assessed periodic finance charges using fixed interest rates.
Business Trends and Conditions
We believe our business and results of operations will be impacted in the future by the following trends and conditions:
•Anticipated growth in loan receivables and interest income
•Changing funding mix and increased funding costs, including:

◦	expected continued growth in our direct deposits

◦	a significant increase in the amount of debt outstanding to fund an increase in the size of our liquidity portfolio

◦	the replacement of existing related party debt with higher cost funding provided by third parties

◦	a rising interest rate environment
•Extended duration of program agreements and expiration of program agreements that are not extended
•Increases in retailer share arrangement payments and other expense under extended program agreements
•Stable asset quality and enhancements to allowance for loan loss methodology

•Increases in other expense to operate as a fully independent company
•Impact of regulatory developments
•Increased capital and liquidity levels
For a discussion of these trends and conditions, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Trends and Conditions” in our Registration Statement.
Seasonality
In our Retail Card and Payment Solutions platforms, we experience fluctuations in transaction volumes and the level of loan receivables as a result of higher seasonal consumer spending and payment patterns that typically result in an increase of loan receivables from August through a peak in late December, with reductions in loan receivables occurring over the first quarter of the following year as customers pay their balances down. Loan receivables decreased from $57,254 million at December 31, 2013 to $54,285 million at March 31, 2014, before increasing to $56,331 million (including loan receivables held for sale) at June 30, 2014, reflecting these patterns.
The seasonal impact to transaction volumes and the loan receivables balance results in fluctuations in our results of operations, delinquency metrics and the allowance for loan losses as a percentage of total loan receivables between quarterly periods. For example, in addition to the seasonal increase in loan receivables at year end as a result of higher levels of consumer spending during the fourth quarter of 2013, we also experienced a seasonal increase in delinquency rates and delinquent loan receivables balances during the fourth quarter of 2013 due to lower customer payment rates, consistent with our historical fourth quarter experience. Our delinquency rates and delinquent loan receivables balances then decreased during the subsequent first quarter as customers began to pay down their loan balances and returned to current status. Because customers who were delinquent during the fourth quarter of 2013 had a higher probability of returning to current status during the first quarter of 2014 than customers who were delinquent at the end of the current period, we expected that a higher proportion of delinquent accounts outstanding at June 30, 2014 would result in charge-offs as compared to December 31, 2013. Consistent with historical experience, this resulted in a higher allowance for loan losses as a percentage of total loan receivables at the end of the current period as compared to at December 31, 2013. Accordingly, our allowance for loan losses as a percentage of total loan receivables of 5.4% at June 30, 2013 decreased to 5.1% at December 31, 2013 and again increased to 5.5% at June 30, 2014, reflecting the effects of these seasonal trends. Past due balances declined to $2,097 million at June 30, 2014 from $2,488 million at December 31, 2013, primarily due to collections from customers that were previously delinquent, resulting in their accounts returning to current status. The increase in the allowance for loan losses at June 30, 2014 compared to December 31, 2013, despite a decrease in our past due balances as a percentage of loan receivables at June 30, 2014 compared to December 31, 2013, reflected these same seasonal trends.
Results of Operations—For the Three and Six Months Ended June 30, 2014 and 2013
The discussion below provides an analysis of our results of operations for the three and six months ended June 30, 2014 and 2013.
2014 Second Quarter Highlights
Below are highlights of our performance for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013, as applicable, except as otherwise noted.

•
Net earnings decreased 11.9% to $472 million for the three months ended June 30, 2014, driven by increases in other expenses and retailer share arrangements, partially offset by higher net interest income. Net earnings increased 15.1% to $1,030 million for the six months ended June 30, 2014, driven by a reduction in our provision for loan losses and higher net interest income, partially offset by increases in retailer share arrangements and other expenses.

•	Loan receivables, including loan receivables held for sale, increased 8.9% to $56,331 million at June 30, 2014 compared to June 30, 2013, primarily driven by higher purchase volume.

•	Net interest income increased 8.5% to $2,720 million and 8.8% to $5,463 million for the three and six months ended June 30, 2014, respectively, due to higher average loan receivables.

•
Payments to our partners under our retailer share arrangements increased 7.9% to $590 million and 14.8% to $1,184 million for the three and six months ended June 30, 2014, respectively, primarily as a result of improved performance, including lower provision for loan losses for the six months ended June 30, 2014, and the growth of the programs in which we have retailer share arrangements, as well as from changes to the terms of the retailer share arrangements for those partners with whom we extended program agreements in 2013 and 2014.

•
Loan delinquencies as a percentage of receivables decreased with the over-30 day delinquency rate decreasing to 3.8% at June 30, 2014 from 4.3% at December 31, 2013, driven by seasonality and continued improvement in the U.S. economy and employment rates. Net charge-off rates increased slightly to 4.9% for both the three and six months ended June 30, 2014, respectively, from 4.7% and 4.8% for the three and six months ended June 30, 2013, respectively.

•
Provision for loan losses increased 2.3% to $681 million for the three months ended June 30, 2014 primarily as a result of portfolio growth, partially offset by a $57 million reduction in provision for loan losses associated with the classification of certain loan receivables as held for sale.

•
Provision for loan losses decreased 15.6% to $1,445 million for the six months ended June 30, 2014 driven primarily as a result of an incremental provision of $538 million during the six months ended June 30, 2013 relating to the enhancements to our allowance for loan loss methodology, which was not repeated, as well as the $57 million reduction in provision for loan losses in the current year period associated with the classification of certain loan receivables as held for sale. These decreases were partially offset by increased provisions associated with portfolio growth. The allowance coverage ratio (allowance for loan losses as a percent of end of period loan receivables) increased to 5.5% at June 30, 2014 from 5.4% at June 30, 2013.

•
Other expense increased to $797 million from $563 million and to $1,407 million from $1,102 million for the three and six months ended June 30, 2014 and 2013, respectively, driven by business growth, incremental costs associated with building a standalone infrastructure and increased marketing investments. The increase in other expense for the three months ended June 30, 2014 also reflected an increase in our expenses for a self-identified consumer remediation.

•
We have invested in our direct banking activities to grow our deposit base. Direct deposits have increased 42.7% to $15.7 billion at June 30, 2014, compared to December 31, 2013. As our direct deposits have increased, brokered deposits have remained flat at $14.8 billion, and we have decreased our funding from our securitization financings by 1.9% to $15.1 billion at June 30, 2014, compared to December 31, 2013.

•
During the six months ended June 30, 2014, and to date, we have extended five program agreements in Retail Card (American Eagle, Gap Inc., Lowe's, QVC and Sam’s Club), representing $18.7 billion in loan receivables at June 30, 2014. In addition, we extended our program agreement with PayPal until October 2016 and do not expect it to extend beyond that date. Based on notices received to date, existing program agreements with five Retail Card partners, representing $1.9 billion in loan receivables at June 30, 2014, are not expected to be renewed, but may be temporarily extended for a short period beyond their current contractual expiration dates, which primarily occur during the second half of 2014. In our Payment Solutions sales platform, we either entered into new, or renewed existing, programs with a total of five partners (net of partners from whom we have received notices that they will not be extending their programs beyond their current contractual expiration dates), representing $0.5 billion in loan receivables at June 30, 2014, and increased the number of provider locations in our CareCredit network by approximately 5,000 locations. The program agreements that were not extended will continue to be reported in our results of operations through their contractual expiration dates.

Summary Earnings
The following table sets forth our results of operations for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2014	2013	2014	2013
Interest income	$2,926	$2,686	$5,859	$5,390
Interest expense	206	178	396	371
Net interest income	2,720	2,508	5,463	5,019
Retailer share arrangements	(590)	(547)	(1,184)	(1,031)
Net interest income, after retailer share arrangements	2,130	1,961	4,279	3,988
Provision for loan losses	681	666	1,445	1,713
Net interest income, after retailer share arrangements and provision for loan losses	1,449	1,295	2,834	2,275
Other income	112	124	227	256
Other expense	797	563	1,407	1,102
Earnings before provision for income taxes	764	856	1,654	1,429
Provision for income taxes	292	320	624	534
Net earnings	$472	$536	$1,030	$895

Other Financial and Statistical Data

The following table sets forth certain other financial and statistical data for the periods indicated.

	At and for the		At and for the
	Three months ended June 30,		Six months ended June 30,
($ in millions, except per account data)	2014	2013	2014	2013
Financial Position Data (Average):
Loan receivables, including held for sale	$55,363	$50,707	$55,593	$50,895
Total assets	$61,215	$54,502	$60,471	$55,304
Deposits	$28,789	$21,439	$27,770	$21,927
Borrowings	$22,686	$25,382	$22,930	$25,553
Total equity	$6,328	$4,948	$6,452	$5,198
Selected Performance Metrics:
Purchase volume(1)	$25,978	$23,554	$47,064	$43,357
Retail Card	$21,032	$18,981	$37,745	$34,700
Payment Solutions	$3,115	$2,815	$5,802	$5,286
CareCredit	$1,831	$1,758	$3,517	$3,371
Average active accounts (in thousands)(2)	58,386	54,698	59,080	55,127
Average purchase volume per active account	$445	$431	$797	$786
Average loan receivables balance per active account	$948	$927	$941	$923
Net interest margin(3)	17.8%	18.4%	18.3%	18.3%
Net charge-offs	$673	$600	$1,331	$1,203
Net charge-offs as a % of average loan receivables	4.9%	4.7%	4.9%	4.8%
Allowance coverage ratio(4)	5.5%	5.4%	5.5%	5.4%
Return on assets(5)	3.1%	3.9%	3.5%	3.3%
Return on equity(6)	29.9%	43.4%	32.4%	34.7%
Equity to assets(7)	10.3%	9.1%	10.7%	9.4%
Other expense as a % of average loan receivables	5.8%	4.5%	5.1%	4.4%
Efficiency ratio(8)	35.5%	27.0%	31.2%	26.0%
Effective income tax rate	38.2%	37.4%	37.7%	37.4%
Selected Period End Data:
Total loan receivables	$54,873	$51,706	$54,873	$51,706
Allowance for loan losses	$(3,006)	$(2,784)	$(3,006)	$(2,784)
30+ days past due as a % of loan receivables	3.8%	3.8%	3.8%	3.8%
90+ days past due as a % of loan receivables	1.7%	1.6%	1.7%	1.6%
Total active accounts (in thousands)(2)	59,248	55,337	59,248	55,337
Full time employees	10,240	8,586	10,240	8,586
______________________

(1)	Purchase volume, or net credit sales, represents the aggregate amount of charges incurred on credit cards or other credit product accounts less returns during the period.

(2)
Active accounts represent credit card or installment loan accounts on which there has been a purchase, payment or outstanding balance in the current month. Open accounts represent credit card or installment loan accounts that are not closed, blocked or more than 60 days delinquent.

(3)	Net interest margin represents net interest income divided by average interest-earning assets.

(4)	Allowance coverage ratio represents allowance for loan losses divided by total end-of-period loan receivables.

(5)	Return on assets represents net earnings as a percentage of average total assets.

(6)	Return on equity represents net earnings as a percentage of average total equity.

(7)	Equity to assets represents average equity as a percentage of average total assets.

(8)	Efficiency ratio represents (i) other expense, divided by (ii) net interest income, after retailer share arrangements, plus other income.

Average Balance Sheet
The following tables set forth information for the periods indicated regarding average balance sheet data, which are used in the discussion of interest income, interest expense and net interest income that follows.

	2014			2013
Three months ended June 30 ($ in millions)	Average Balance(1)	Interest Income / Expense	Average Yield / Rate(2)	Average Balance(1)	Interest Income/ Expense	Average Yield / Rate(2)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(3)	$5,489	$3	0.2%	$3,702	$3	0.3%
Securities available for sale	285	3	4.2%	209	2	3.8%
Loan receivables(4):
Credit cards (including held for sale) (5)	52,957	2,860	21.7%	47,968	2,612	21.8%
Consumer installment loans	1,004	24	9.6%	1,375	33	9.6%
Commercial credit products	1,387	36	10.4%	1,353	36	10.7%
Other	15	—	—%	11	—	—%
Total loan receivables	55,363	2,920	21.2%	50,707	2,681	21.2%
Total interest-earning assets	61,137	2,926	19.2%	54,618	2,686	19.7%
Non-interest-earning assets:
Cash and due from banks	637			547
Allowance for loan losses	(3,005)			(2,702)
Other assets	2,446			2,039
Total non-interest-earning assets	78			(116)
Total assets	$61,215			$54,502
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$28,568	$109	1.5%	$20,972	$93	1.8%
Borrowings of consolidated securitization entities	14,727	54	1.5%	16,609	55	1.3%
Related party debt	7,959	43	2.2%	8,773	30	1.4%
Total interest-bearing liabilities	51,254	206	1.6%	46,354	178	1.5%
Non-interest-bearing liabilities
Non-interest-bearing deposit accounts	221			467
Other liabilities	3,412			2,733
Total non-interest-bearing liabilities	3,633			3,200
Total liabilities	54,887			49,554
Equity
Total equity	6,328			4,948
Total liabilities and equity	$61,215			$54,502
Interest rate spread(6)			17.6%			18.2%
Net interest income		$2,720			$2,508
Net yield on total interest-earning assets(7)			17.8%			18.4%

	2014			2013
Six months ended June 30 ($ in millions)	Average Balance(1)	Interest Income / Expense	Average Yield / Rate(2)	Average Balance(1)	Interest Income/ Expense	Average Yield / Rate(2)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(3)	$4,710	$6	0.3%	$4,214	$6	0.3%
Securities available for sale	268	5	3.8%	201	4	4.0%
Loan receivables(4):
Credit cards (including held for sale) (5)	53,238	5,726	21.8%	48,170	5,240	21.9%
Consumer installment loans	984	46	9.5%	1,386	67	9.7%
Commercial credit products	1,356	76	11.4%	1,328	73	11.1%
Other	15	—	—%	11	—	—%
Total loan receivables	55,593	5,848	21.3%	50,895	5,380	21.3%
Total interest-earning assets	60,571	5,859	19.6%	55,310	5,390	19.7%
Non-interest-earning assets:
Cash and due from banks	611			542
Allowance for loan losses	(2,964)			(2,524)
Other assets	2,253			1,976
Total non-interest-earning assets	(100)			(6)
Total assets	$60,471			$55,304
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$27,488	$205	1.5%	$21,435	$187	1.8%
Borrowings of consolidated securitization entities	14,799	101	1.4%	16,809	111	1.3%
Related party debt	8,131	90	2.2%	8,744	73	1.7%
Total interest-bearing liabilities	50,418	396	1.6%	46,988	371	1.6%
Non-interest-bearing liabilities
Non-interest-bearing deposit accounts	282			492
Other liabilities	3,319			2,626
Total non-interest-bearing liabilities	3,601			3,118
Total liabilities	54,019			50,106
Equity
Total equity	6,452			5,198
Total liabilities and equity	$60,471			$55,304
Interest rate spread(6)			18.0%			18.1%
Net interest income		$5,463			$5,019
Net yield on total interest-earning assets(7)			18.3%			18.3%
______________________

(1)
Average balances are based on monthly balances, including beginning of period balances, except where monthly balances are unavailable and quarterly balances are used. Collection of daily averages involves undue burden and expense. We believe our average balance sheet data appropriately incorporates the seasonality in the level of our loan receivables and is representative of our operations.

(2)	Average yields/rates are based on total interest income/expense over average monthly balances.

(3)
Includes average restricted cash balances of $156 million and $48 million for the three months ended June 30, 2014 and 2013, respectively, and $118 million and $51 million for the six months ended June 30, 2014 and 2013, respectively.

(4)	Non-accrual loans are included in the average loan receivables balances.

(5)
Interest income on credit cards includes fees on loans of $498 million and $467 million for the three months ended June 30, 2014 and 2013, respectively, and $1,026 million and $949 million for the six months ended June 30, 2014 and 2013, respectively.

(6)	Interest rate spread represents the difference between the yield on total interest-earning assets and the rate on total interest-bearing liabilities.

(7)	Net yield on interest-earning assets represents net interest income, divided by average total interest-earning assets.

For a summary description of the key line items included in our Statements of Earnings, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Description of Key Combined Statements of Earnings Line Items” in our Registration Statement.
Interest Income
Interest income increased by $240 million, or 8.9%, for the three months ended June 30, 2014. This increase was driven primarily by the increase in average interest-earning assets.

•
Average interest-earning assets. Interest-earning assets are comprised primarily of loan receivables. Average loan receivables, including loans held for sale, increased by $4,656 million, or 9.2%, for the three months ended June 30, 2014. This increase in average loan receivables was driven primarily by higher purchase volume resulting from an increase in average active credit card accounts to 58.4 million for the three months ended June 30, 2014 from 54.7 million for the three months ended June 30, 2013.

•
Yield on average interest-earning assets. The yield on interest-earning assets decreased to 19.2% for the three months ended June 30, 2014 from 19.7% for the three months ended June 30, 2013, driven primarily by an increase in our average interest-earning cash and equivalents which earn a lower yield than our loan receivables. The yield on our average loan receivables was flat at 21.2% for the three months ended June 30, 2014 and 2013.

Interest income increased by $469 million, or 8.7%, for the six months ended June 30, 2014. This increase was driven primarily by the increase in average interest-earning assets.

•
Average interest-earning assets. Interest-earning assets are comprised primarily of loan receivables. Average loan receivables, including loans held for sale, increased by $4,698 million, or 9.2%, for the six months ended June 30, 2014. This increase in average loan receivables was driven primarily by higher purchase volume resulting from an increase in average active credit card accounts to 59.1 million for the six months ended June 30, 2014 from 55.1 million for the six months ended June 30, 2013.

•
Yield on average interest-earning assets. The yield on interest-earning assets decreased to 19.6% for the six months ended June 30, 2014 from 19.7% for the six months ended June 30, 2013, driven primarily by an increase in our average interest-earning cash and equivalents which earn a lower yield than our loan receivables. The yield on our average loan receivables was flat at 21.3% for the six months ended June 30, 2014 and 2013.

Interest Expense
Interest expense increased by $28 million, or 15.7%, and by $25 million, or 6.7%, for the three and six months ended June 30, 2014, respectively, driven primarily by increases in average interest-bearing liabilities of $4,900 million, or 10.6%, and of $3,430 million, or 7.3%, respectively. The increases in average interest-bearing liabilities were driven primarily by increases of $7.6 billion and $6.1 billion, respectively, in our average interest-bearing deposit accounts, partially offset by a reduction in average borrowings under our securitization programs and our related party debt. The increase in interest expense for the three months ended June 30, 2014 also reflected an increase in our cost of funds from 1.5% to 1.6%.
Net Interest Income
Net interest income increased by $212 million, or 8.5%, and by $444 million, or 8.8%, for the three and six months ended June 30, 2014, respectively, driven by increases in average interest-earning receivables, partially offset by higher interest expense and a decrease in our yield on interest-earning assets due to a higher average interest-earning cash and equivalents balance.
Retailer Share Arrangements
Retailer share arrangements increased by $43 million, or 7.9%, and by $153 million, or 14.8%, for the three and six months ended June 30, 2014, respectively, driven by the growth and improved performance of the programs in which we have retailer share arrangements, as well as by changes to the terms of the retailer share arrangements for those partners with whom we extended program agreements in the second half of 2013 and in 2014. For the six months ended June 30, 2014, the improved performance of the programs in which we have retailer share arrangements also included the effect of a lower provision for loan losses.

Provision for Loan Losses
Provision for loan losses increased by $15 million, or by 2.3%, for the three months ended June 30, 2014. This increase was primarily driven by portfolio growth partially offset by a $57 million reduction in provision for loan losses associated with the classification of certain loan receivables as held for sale. During the three months ended June 30, 2014, we classified a total of $1.5 billion of loan receivables as held for sale for two portfolios we plan to sell in the fourth quarter of 2014.
Provision for loan losses decreased by $268 million, or by 15.6%, for the six months ended June 30, 2014. This decrease was driven primarily as a result of an incremental provision of $538 million during the six months ended June 2013 relating to the enhancements to our allowance for loan loss methodology, which was not repeated in the current year period, as well as a $57 million reduction in provision for loan losses associated with the classification of certain loan receivables as held for sale. This decrease was offset in part by increased provisions relating to loan receivables growth.
Other Income

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2014	2013	2014	2013
Interchange revenue	$92	$81	$168	$153
Debt cancellation fees	70	77	140	162
Loyalty programs	(63)	(58)	(106)	(98)
Other	13	24	25	39
Total other income	$112	$124	$227	$256
Other income decreased by $12 million, or 9.7%, and by $29 million, or 11.3%, for the three and six months ended June 30, 2014, respectively, primarily due to a decrease in the “other” component resulting from a gain recorded in the prior year period that did not re-occur. Lower debt cancellation fees driven by fewer customers being enrolled in the product and higher loyalty costs were partially offset by increased interchange revenue driven by increased purchase volume outside of our retail partners' sales channels.
Other Expense

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2014	2013	2014	2013
Employee costs	$207	$173	$400	$335
Professional fees	155	107	296	209
Marketing and business development	97	53	180	98
Information processing	53	48	105	94
Corporate overhead allocations and assessments(1)	73	56	134	109
Other(1)	212	126	292	257
Total other expense	$797	$563	$1,407	$1,102
______________________

(1)	In our Condensed Consolidated and Combined Statements of Earnings, these two items are combined and included under a single line item in other expense under the heading “other.”
Other expense increased by $234 million and by $305 million, for the three and six months ended June 30, 2014, respectively, due to increases in all of our expense categories.
Employee costs increased primarily due to additional compensation expenses for new employees and salary increases for existing employees driven by the growth of our business and the building of our standalone infrastructure. Professional fees increased due to higher professional and other consulting fees related to the IPO, our planned separation from GE and growth of the retail deposit platform. Marketing and business development costs increased due to increased marketing expenses, investments in our brand and increased amortization expense associated with program acquisitions and extensions. Information processing costs increased driven primarily by the growth of our business.

Corporate overhead allocations and assessments have been determined primarily using our percentage of GECC’s relevant expenses and increased in the current periods as we comprised a greater percentage of GECC’s total costs. These amounts do not include services provided by GE where the costs associated with such services are directly billed and included in the appropriate cost categories (e.g., employee benefit costs are included in employee costs above).
The “other” component increased for the three and six months ended June 30, 2014 primarily due to a $42 million increase in our reserves for a self-identified consumer remediation as a result of developments during the three months ended June 30, 2014. We also resolved certain regulatory matters with the Consumer Financial Protection Bureau's (the “CFPB”) and Department of Justice (the “DOJ”) in the three months ended June 30, 2014 that were previously reserved for and therefore did not have a material impact on our results for the three months ended June 30, 2014.
Provision for Income Taxes
Our effective tax rate increased to 38.2% from 37.4% for the three months ended June 30, 2014 and 2013, respectively, and increased to 37.7% from 37.4% for the six months ended June 30, 2014 and 2013, respectively. The effective tax rate for the three and six months ended June 30, 2014 differs from the effective tax rate in the same period in the previous year primarily due to certain non-deductible expenses and an item related to an internal corporate reorganization. In each period the effective tax rate differs from the U.S. federal statutory tax rate of 35.0% primarily due to state income taxes.
Platform Analysis
As discussed above under “—Introduction—Our Sales Platforms,” we offer our products through three sales platforms (Retail Card, Payment Solutions and CareCredit), which management measures based on their revenue-generating activities. The following is a discussion of the platform revenue for each of our platforms.
Non-GAAP Measure
In order to assess and internally report the revenue performance of our three sales platforms, we use a measure we refer to as “platform revenue.” Platform revenue is the sum of three line items in our Condensed Consolidated and Combined Statements of Earnings prepared in accordance with GAAP: “interest and fees on loans,” plus “other income,” less “retailer share arrangements.” Platform revenue itself is not a measure presented in accordance with GAAP. We deduct retailer share arrangements but do not deduct other line item expenses, such as interest expense, provision for loan losses and other expense, because those items are managed for the business as a whole. We believe that platform revenue is a useful measure to investors because it represents management’s view of the net revenue contribution of each of our platforms. This measure should not be considered a substitute for interest and fees on loans or other measures of performance we have reported in accordance with GAAP. The reconciliation of platform revenue to interest and fees on loans for each platform is set forth in the table included in the discussion of each of our three platforms below. The following table sets forth the reconciliation of total platform revenue to total interest and fees on loans for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2014	2013	2014	2013
Interest and fees on loans	$2,920	$2,681	$5,848	$5,380
Other income	112	124	227	256
Retailer share arrangements	(590)	(547)	(1,184)	(1,031)
Platform revenue	$2,442	$2,258	$4,891	$4,605

Retail Card
The following table sets forth supplemental information related to our Retail Card platform for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
($ in millions, except per account data)	2014	2013	2014	2013
Purchase volume	$21,032	$18,981	$37,745	$34,700
Period-end loan receivables (including loan receivables held for sale)	$38,696	$35,208	$38,696	$35,208
Average loan receivables	$38,047	$34,488	$38,273	$34,651
Average active accounts (in thousands)	47,248	44,424	47,918	44,829
Average purchase volume per account	$445	$427	$788	$774
Average loan receivable balance per account	$805	$776	$799	$773

Interest and fees on loans	$2,158	$1,974	$4,336	$3,964
Other income	92	105	188	211
Retailer share arrangements	(577)	(535)	(1,161)	(1,010)
Platform revenue	$1,673	$1,544	$3,363	$3,165
Retail Card platform revenue increased by $129 million, or 8.4%, and by $198 million, or 6.3%, for the three and six months ended June 30, 2014, respectively. These increases were primarily the result of an increase in interest and fees on loans driven by an increase in average loan receivables, offset in part by a reduction of other income due to a gain recorded in the prior year periods that did not re-occur and increases in retailer share arrangement payments. The increases in these payments were as a result of the factors discussed under the heading “Retailer Share Arrangements” above.
Payment Solutions
The following table sets forth supplemental information relating to our Payment Solutions platform for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
($ in millions, except per account data)	2014	2013	2014	2013
Purchase volume	$3,115	$2,815	$5,802	$5,286
Period-end loan receivables	$11,014	$10,311	$11,014	$10,311
Average loan receivables	$10,785	$10,152	$10,799	$10,232
Average active accounts (in thousands)	6,692	6,147	6,718	6,185
Average purchase volume per account	$465	$458	$864	$855
Average loan receivable balance per account	$1,612	$1,652	$1,607	$1,654

Interest and fees on loans	$379	$356	$751	$724
Other income	8	10	16	23
Retailer share arrangements	(12)	(10)	(21)	(17)
Platform revenue	$375	$356	$746	$730
Payment Solutions platform revenue increased by $19 million, or 5.3%, and by $16 million, or 2.2%, for the three and six months ended June 30, 2014, respectively. These increases were primarily the result of higher interest and fees on loans due to an increase in average loan receivables.

CareCredit
The following table sets forth supplemental information relating to our CareCredit platform for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
($ in millions, except per account data)	2014	2013	2014	2013
Purchase volume	$1,831	$1,758	$3,517	$3,371
Period-end loan receivables	$6,621	$6,187	$6,621	$6,187
Average loan receivables	$6,531	$6,067	$6,521	$6,012
Average active accounts (in thousands)	4,446	4,127	4,444	4,113
Average purchase volume per account	$412	$426	$791	$820
Average loan receivable balance per account	$1,469	$1,470	$1,467	$1,462

Interest and fees on loans	$383	$351	$761	$692
Other income	12	9	23	22
Retailer share arrangements	(1)	(2)	(2)	(4)
Platform revenue	$394	$358	$782	$710
CareCredit platform revenue increased by $36 million, or 10.1%, and by $72 million, or 10.1% for the three and six months ended June 30, 2014, respectively. These increases were primarily the result of an increase in interest and fees on loans driven by an increase in average loan receivables.
Separation from GE and Related Financial Arrangements
In connection with the IPO, we entered into a Transitional Services Agreement (the “TSA”) and various other agreements with GE and its affiliates that, together with a number of existing agreements relating to our securitized financings that remain in effect following our IPO, govern the relationship between GECC, GE and us after the completion of the IPO. See Note 15. Subsequent Events to our condensed consolidated and combined financial statements for additional information on the agreements entered into in connection with the IPO. We also repaid all of our existing related party debt owed to GECC, outstanding on the closing date of the IPO, totaling $8.0 billion (of which $7.9 billion was outstanding at June 30, 2014), and entered into the New GECC Term Loan Facility, pursuant to which GECC provided us with a term loan of $1.5 billion, of which $0.1 billion was prepaid with a portion of the net proceeds from our issuance of $3.6 billion of unsecured senior notes.
Prior to the IPO, GE and its subsidiaries, including GECC, provided a variety of services and funding to us. All of the related party costs and expenses incurred by us for the three and six months ended June 30, 2014 and 2013 disclosed in the table below relate to these historical arrangements. The principal financial implications of these arrangements are discussed below.
The costs and expenses related to the services and funding provided by GE and GECC include:

•	direct costs associated with services provided directly to us;

•	indirect costs related to GE corporate overhead allocation and assessments; and

•	interest expense for related party debt.

The following table sets forth our direct costs, indirect costs, and interest expenses related to services and funding provided by GE for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2014	2013	2014	2013
Direct costs(1)	$62	$56	$126	$103
Indirect costs(1)	73	56	134	109
Interest expense(2)	43	30	90	73
Total expenses for services and funding provided by GE	$178	$142	$350	$285
______________________

(1)	Direct costs and indirect costs are included in the other expense line items in our Condensed Consolidated and Combined Statements of Earnings.

(2)	Included in the interest expense line item in our Condensed Consolidated and Combined Statements of Earnings.
Direct Costs. Certain functions and services, such as employee benefits and insurance, are centralized at GE. In addition, certain third-party contracts for goods and services, such as technology licenses and telecommunication contracts, from which we benefit are entered into by GE. GE allocated the costs associated with these goods and services to us using established allocation methodologies (e.g., pension costs are allocated using an actuarially determined percentage applied to the total compensation of employees who participate in such pension plans). Below is a description of the services resulting in the most significant direct costs.

•
Employee benefits and benefit administration. Historically, we have reimbursed GE for benefits provided to our employees under various U.S. GE employee benefit plans, including costs associated with our employees’ participation in GE’s retirement plans (pension, retiree health and life insurance, and savings benefit plans) and active health and life insurance benefit plans. We incurred expenses (including administrative costs) associated with these plans of $39 million and $37 million for the three months ended June 30, 2014 and 2013, respectively, and $80 million and $65 million for the six months ended June 30, 2014 and 2013, respectively. GE will continue to provide these benefits to our employees at our cost as long as GE owns at least 50% of our outstanding common stock.

•
Information technology. GE provided us with certain information technology infrastructure (e.g., data centers), applications and support services. We have incurred expenses for these services of $10 million and $7 million for the three months ended June 30, 2014 and 2013, respectively, and $19 million and $15 million for the six months ended June 30, 2014 and 2013, respectively.

•
Telecommunication costs. GE provided us with telecommunication services. These third-party costs are allocated to our business based on the number of phone lines used by our business. We have incurred expenses for these services of $9 million for each of the three months ended June 30, 2014 and 2013, and $19 million and $17 million for the six months ended June 30, 2014 and 2013, respectively.

•
Other including leases for vehicles, equipment and facilities. GE and GE affiliates provided us with certain vehicle and equipment leases. In addition, we have certain facilities shared with GE and GE affiliates for which we are allocated our share of the cost based on space occupied by our business and employees. With respect to these other costs, we have incurred $4 million and $3 million for the three months ended June 30, 2014 and 2013, respectively, and $8 million and $6 million for the six months ended June 30, 2014 and 2013, respectively.

In addition to the allocations for the direct costs of the described services, there were expenses for certain items, such as payroll for our employees, corporate credit card bills and freight expenses, which we incurred directly but for which GE advanced the payment through a centralized payment system on our behalf and we reimbursed GE in full for amounts paid. These expenses are reflected in the relevant line items of our financial statements, but are not included in the direct costs identified above.
Under the TSA, direct costs billed to us subsequent to our IPO will be at GE’s cost in accordance with historic allocation methodologies. We expect the majority of the services provided by GE will be replaced within two years from the completion of our IPO.

Indirect Costs. GE and GECC allocated costs to us related to corporate overhead that directly or indirectly benefits our business. These assessments related to information technology, insurance coverage, tax services provided, executive incentive payments, advertising and branding and other functional support. These allocations were determined primarily using our percentage of GECC’s relevant expenses. Following our IPO, any assessment made by GE will be made under the TSA in respect of specified services.
Interest Expense. Historically, we have had access to funding provided by GECC. We used related party debt provided by GECC to meet our funding requirements after taking into account deposits held at the Bank, funding from securitized financings and cash generated from our operations. We incurred borrowing costs for related party debt of $43 million and $30 million for the three months ended June 30, 2014 and 2013, respectively, and $90 million and $73 million, for the six months ended June 30, 2014 and 2013, respectively. Our average cost of funds for related party debt was 2.2% and 1.4% for the three months ended June 30, 2014 and 2013, respectively, and 2.2% and 1.7% for the six months ended June 30, 2014 and 2013, respectively.
Investment Securities
The following discussion provides supplemental information regarding our investment securities portfolio. All of our investment securities are classified as available-for-sale at June 30, 2014 and December 31, 2013, and are held primarily to comply with the Community Reinvestment Act. Investment securities classified as available-for-sale are reported in our Condensed Consolidated and Combined Statements of Financial Position at fair value. Our portfolio of investment securities consisted primarily of state and municipal bonds and residential mortgage backed securities.
The following table sets forth the amortized cost and fair value of our investment securities at the dates indicated.

	At June 30, 2014		At December 31, 2013
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt:
State and municipal	$59	$56	$53	$46
Residential mortgage-backed	230	227	183	175
Equity	15	15	15	15
Total	$304	$298	$251	$236
Unrealized gains and losses, net of the related tax effect, on available-for-sale securities that are not other-than-temporarily impaired are excluded from earnings and are reported as a separate component of comprehensive income (loss) until realized. At June 30, 2014, our investment securities had gross unrealized gains of $3 million and gross unrealized losses of $9 million. At December 31, 2013, our investment securities had gross unrealized gains of $1 million and gross unrealized losses of $16 million.
Our investment securities portfolio had the following maturity distribution at June 30, 2014. Equity securities have been excluded from the table because they do not have a maturity.

($ in millions)	Due in 1 Year or Less	Due After 1 through 5 Years	Due After 5 through 10 Years	Due After 10 years	Total
Debt:
State and municipal	$—	$1	$1	$54	$56
Residential mortgage-backed	—	—	—	227	227
Total	$—	$1	$1	$281	$283
Weighted average yield(1)	—	3.7%	3.9%	3.6%	3.6%
______________________

(1)	Weighted average yield is calculated based on the amortized cost of each security. In calculating yield, no adjustment has been made with respect to any tax exempt obligations.
At June 30, 2014, we did not hold investments in any single issuer with an aggregate book value that exceeded 10% of equity.

Loan Receivables
The following discussion provides supplemental information regarding our loan receivables portfolio.
Loan receivables are our largest category of assets and represent our primary source of revenues. The following tables set forth the composition of our loan receivables portfolio by product type at the dates indicated.

($ in millions)	At June 30, 2014	(%)	At December 31, 2013	(%)
Loans
Credit cards	$52,406	95.5%	$54,958	96.0%
Consumer installment loans	1,047	1.9	965	1.7
Commercial credit products	1,405	2.6	1,317	2.3
Other	15	—	14	—
Total loans	$54,873	100.0%	$57,254	100.0%
Loan receivables decreased by $2,381 million, or 4.2%, at June 30, 2014 compared to December 31, 2013. The decrease was driven primarily by the reclassification of loan receivables, totaling $1,458 million at June 30, 2014, to loan receivables held for sale, for two portfolios relating to programs that are not being extended and that we plan to sell in the fourth quarter of 2014, as well as the seasonality of our business as customers paid their balances down in the first quarter. Loan receivables increased $3,167 million, or 6.1%, at June 30, 2014 compared to June 30, 2013, driven by an 8.9% increase in loan receivables primarily resulting from higher purchase volume. This increase was partially offset by the reclassification of $1,458 million of loan receivables to loan receivables held for sale.
Our loan receivables portfolio had the following maturity distribution at June 30, 2014.

($ in millions)	Within 1 Year(1)	1-5 Years	After 5 Years	Total
Loans
Credit cards	$52,406	$—	$—	$52,406
Consumer installment loans	25	577	445	1,047
Commercial credit products	1,405	—	—	1,405
Other	1	6	8	15
Total loans	$53,837	$583	$453	$54,873
Loans due after one year at fixed interest rates	N/A	$583	$453	$1,036
Loans due after one year at variable interest rates	N/A	—	—	—
Total loans due after one year	N/A	$583	$453	$1,036
______________________

(1)
Credit card loans have minimum payment requirements but no stated maturity and therefore are included in the due within one year category. However, many of our credit card holders will revolve their balances, which may extend their repayment period beyond one year for balances at June 30, 2014.

Our loan receivables portfolio (including loan receivables held for sale) had the following geographic concentration at June 30, 2014.

($ in millions)	Loan Receivables Outstanding(1)	% of Total Loan Receivables Outstanding
State
Texas	$5,751	10.2%
California	5,387	9.6%
Florida	4,247	7.5%
New York	3,216	5.7%
Pennsylvania	2,458	4.4%
______________________

(1)	Based on June 2014 customer statement-end balances extrapolated to June 30, 2014. Individual customer balances at June 30, 2014 are not available without undue burden and expense.
Impaired Loans and Troubled Debt Restructurings
Our loss mitigation strategy is intended to minimize economic loss and at times can result in rate reductions, principal forgiveness, extensions or other actions, which may cause the related loan to be classified as a Troubled Debt Restructuring (“TDR”) and also be impaired. We use short term (3 to 12 months) or long term (12 to 60 months) modification programs for borrowers experiencing financial difficulty as a loss mitigation strategy to improve long-term collectability of the loans that are classified as TDRs. For our credit card customers, the short term program primarily consists of a reduced minimum payment and an interest rate reduction, both lasting for a period no longer than 12 months. The long term program involves changing the structure of the loan to a fixed payment loan with a maturity no longer than 60 months and reducing the interest rate on the loan. The long term program does not normally provide for the forgiveness of unpaid principal, but may allow for the reversal of certain unpaid interest or fee assessments. We also make loan modifications for some customers who request financial assistance through external sources, such as a consumer credit counseling agency program. The loans that are modified typically receive a reduced interest rate but continue to be subject to the original minimum payment terms and do not normally include waiver of unpaid principal, interest or fees. The determination of whether these changes to the terms and conditions meet the TDR criteria includes our consideration of all relevant facts and circumstances.
Loans classified as TDRs are recorded at their present value with impairment measured as the difference between the loan balance and the discounted present value of cash flows expected to be collected. Consistent with our measurement of impairment of modified loans on a collective basis, the discount rate used for credit card loans is the original effective interest rate.
Interest income from loans accounted for as TDRs is accounted for in the same manner as other accruing loans. We accrue interest on credit card balances until the accounts are charged-off in the period the accounts become 180 days past due. The following table presents the amount of loan receivables that are not accruing interest, loans that are 90 days or more past-due and still accruing interest, and earning TDRs for the periods presented.

($ in millions)	At June 30, 2014	At December 31, 2013
Non-accrual loan receivables	$1	$2
Loans contractually 90 days past-due and still accruing interest	907	1,119
Earning TDRs(1)	687	741
Non-accrual, past due and restructured loan receivables	$1,595	$1,862
______________________

(1)
At June 30, 2014 and December 31, 2013 balances exclude $46 million and $70 million, respectively, of TDRs which are included in loans contractually 90 days past-due and still accruing interest balance. See Note 5. Loan Receivables and Allowance for Loan Losses to our condensed consolidated and combined financial statements for additional information on the financial effects of TDRs for the three and six months ended June 30, 2014 and 2013, respectively.

Net charge-offs consist of the unpaid principal balance of loans held for investment that we determine are uncollectible, net of recovered amounts. We exclude accrued and unpaid finance charges and fees and third-party fraud losses from charge-offs. Charged-off and recovered accrued and unpaid finance charges and fees are included in interest and fees on loans while third party fraud losses are included in other expense. Charge-offs are recorded as a reduction to the allowance for loan losses and subsequent recoveries of previously charged off amounts are credited to the allowance for loan losses. Costs incurred to recover charged-off loans are recorded as collection expense and included in other expense in our Condensed Consolidated and Combined Statements of Earnings.
The allowance for loan losses totaled $3,006 million at June 30, 2014 compared with $2,892 million at December 31, 2013, representing our best estimate of probable losses inherent in the portfolio. The increase in allowance for loan losses was primarily driven by an increase in our expected losses driven by growth in loan receivables.
The following tables provide changes in our allowance for loan losses for the periods presented:

	Balance at April 1, 2014	Provision Charged to Operations		Gross Charge- Offs(2)	Recoveries(2)	Balance at June 30, 2014
($ in millions)
Credit cards	$2,935	$662	(1)	$(792)	$134	$2,939
Consumer installment loans	17	7		(7)	3	20
Commercial credit products	46	12		(13)	2	47
Total	$2,998	$681		$(812)	$139	$3,006

	Balance at April 1, 2013	Provision Charged to Operations	Gross Charge- Offs(2)	Recoveries(2)	Balance at June 30, 2013
($ in millions)
Credit cards	$2,606	$648	$(707)	$127	$2,674
Consumer installment loans	63	7	(13)	5	62
Commercial credit products	49	11	(14)	2	48
Total	$2,718	$666	$(734)	$134	$2,784

	Balance at January 1, 2014	Provision Charged to Operations		Gross Charge- Offs(2)	Recoveries(2)	Balance at June 30, 2014
($ in millions)
Credit cards	$2,827	$1,414	(1)	$(1,573)	$271	$2,939
Consumer installment loans	19	9		(14)	6	20
Commercial credit products	46	22		(25)	4	47
Total	$2,892	$1,445		$(1,612)	$281	$3,006

	Balance at January 1, 2013	Provision Charged to Operations	Gross Charge- Offs(2)	Recoveries(2)	Balance at June 30, 2013
($ in millions)
Credit cards	$2,174	$1,664	$(1,439)	$275	$2,674
Consumer installment loans	62	15	(26)	11	62
Commercial credit products	38	34	(29)	5	48
Total	$2,274	$1,713	$(1,494)	$291	$2,784
______________________

(1)	Includes a $57 million reduction in provision for loan losses associated with the classification of certain loan receivables as held for sale.

(2)
Net charge-offs (gross charge-offs less recoveries) in certain portfolios may exceed the beginning allowance for loan losses as our revolving credit portfolios turn over more than once per year or, in all portfolios, can reflect losses that are incurred subsequent to the beginning of the period due to information becoming available during the period, which may identify further deterioration of existing loan receivables.

The table below sets forth the ratio of net charge-offs to average loan receivables outstanding for the periods indicated.

	Six months ended June 30,
	2014	2013
Ratio of net charge-offs to average loan receivables outstanding(1)	4.9%	4.8%
______________________

(1)	Calculated based on monthly average loan receivables outstanding, except that where monthly balances are unavailable, quarter-end balances are used.
Liquidity and Capital Resources
We maintain a strong focus on liquidity and capital. Our funding, liquidity and capital policies are designed to ensure that our business has the liquidity and capital resources to support our daily operations, our business growth, our credit ratings and our regulatory and compliance requirements, in a cost effective and prudent manner through expected and unexpected market environments.
Funding Sources
Our primary funding sources prior to the IPO have included cash from operations, deposits (direct and brokered deposits), securitized financings and related party debt provided by GECC and its affiliates. As part of the Transactions, we repaid the existing related party debt and entered into new long-term debt arrangements with both third parties and GECC.
New Debt Financings
On August 5, 2014, we borrowed the full amount under the New Bank Term Loan Facility with third party lenders that provided $8.0 billion principal amount of unsecured term loans maturing in 2019. We also repaid all of our existing related party debt owed to GECC outstanding on the closing date of the IPO, totaling $8.0 billion (of which $7.9 billion was outstanding at June 30, 2014), and borrowed the full amount under the New GECC Term Loan Facility with GECC that provided $1.5 billion principal amount of unsecured term loan maturing in 2019. We expect that, in connection with our application to the Federal Reserve Board to continue to be a savings and loan holding company and to retain ownership of the Bank following our separation from GE, we will prepay part or substantially all of the New GECC Term Loan Facility. On August 11, 2014, we issued a total of $3.6 billion of unsecured senior notes with various maturities ranging from 2017 through 2024, and used $0.6 billion of the net proceeds from this issuance to prepay, on a pro rata basis, $0.5 billion of the New Bank Term Loan Facility and $0.1 billion of the New GECC Term Loan Facility.

Historical Funding Sources
The following tables summarize information concerning our funding sources during the periods indicated:

	2014			2013
Three months ended June 30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$28,568	55.7%	1.5%	$20,972	45.2%	1.8%
Securitized financings	14,727	28.7	1.5	16,609	35.8	1.3
Related party debt	7,959	15.6	2.2	8,773	19.0	1.4
Total	$51,254	100.0%	1.6%	$46,354	100.0%	1.5%
______________________

(1)
Excludes $221 million and $467 million average balance of non-interest bearing deposits for the three months ended June 30, 2014 and June 30, 2013, respectively. Non-interest bearing deposits comprise less than 10% of total deposits for the three months ended June 30, 2014 and 2013.

	2014			2013
Six months ended June 30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$27,488	54.5%	1.5%	$21,435	45.6%	1.8%
Securitized financings	14,799	29.4	1.4	16,809	35.8	1.3
Related party debt	8,131	16.1	2.2	8,744	18.6	1.7
Total	$50,418	100.0%	1.6%	$46,988	100.0%	1.6%
______________________

(1)
Excludes $282 million and $492 million average balance of non-interest bearing deposits for the six months ended June 30, 2014 and June 30, 2013, respectively. Non-interest bearing deposits comprise less than 10% of total deposits for the six months ended June 30, 2014 and 2013.

Deposits
We obtain deposits directly from retail and commercial customers (“direct deposits”) or through third-party brokerage firms that offer our deposits to their customers (“brokered deposits”). At June 30, 2014, we had $15.7 billion in direct deposits (which includes deposits from banks and financial institutions) and $14.8 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger who channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to significantly expand our direct deposits base as a source of stable and diversified low cost funding.
Our direct deposits include a range of FDIC-insured deposit products, including certificates of deposit, IRAs, money market accounts and savings accounts, which we offer under our Optimizer+Plus brand.
Brokered deposits are primarily from retail customers of large brokerage firms. We have relationships with eight brokers that offer our deposits through their networks. Our brokered deposits consist primarily of certificates of deposit that bear interest at a fixed rate and at June 30, 2014, had a weighted average remaining life of 3.2 years. These deposits generally are not subject to early withdrawal.
Our ability to attract deposits is sensitive to, among other things, the interest rates we pay, and therefore, we bear funding and interest rate risk if we fail, or are required to pay higher rates to attract new deposits or retain existing deposits. To mitigate these risks, we pursue a funding strategy that seeks to match our assets and liabilities by interest rate and expected maturity characteristics, and we seek to maintain access to multiple other funding sources, including securitized financings (including our undrawn committed capacity) and unsecured debt.
Over the next several years, we are seeking to increase our direct deposits. The growth of direct deposits will be supported by a significant investment in marketing and brand awareness.

The following tables summarize certain information regarding our interest bearing deposits by type (all of which constitute U.S. deposits) for the periods indicated.

Three months ended June 30 ($ in millions)	2014			2013
	Average Balance(1)	% of Total	Average Rate	Average Balance(1)	% of Total	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$10,335	36.2%	1.2%	$5,116	24.4%	0.8%
Savings accounts (including money market accounts)	3,796	13.3	0.9	2,037	9.7	0.8
Brokered deposits	14,437	50.5	1.9	13,819	65.9	2.3
Total interest-bearing deposits	$28,568	100.0%	1.5%	$20,972	100.0%	1.8%

Six months ended June 30 ($ in millions)	2014			2013
	Average Balance(1)	% of Total	Average Rate	Average Balance(1)	% of Total	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$9,567	34.8%	1.2%	$4,302	20.1%	0.8%
Savings accounts (including money market accounts)	3,333	12.1	0.9	1,734	8.1	0.9
Brokered deposits	14,588	53.1	1.9	15,399	71.8	2.1
Total interest-bearing deposits	$27,488	100.0%	1.5%	$21,435	100.0%	1.8%
______________________

(1)	Average balances are based on monthly balances. Calculation of daily averages at this time involves undue burden and expense. We believe our average balance data is representative of our operations.
Our deposit liabilities provide funding with maturities ranging from one day to ten years. At June 30, 2014, the weighted average maturity of our certificates of deposit was 28.1 months. See Note 8. Deposits and Borrowings to our condensed consolidated and combined financial statements.
The following table summarizes deposits of $100,000 or more, by contractual maturity at June 30, 2014.

($ in millions)	3 Months or Less	Over 3 Months but within 6 Months	Over 6 Months but within 12 Months	Over 12 Months	Total
U.S. deposits ($100,000 or more)
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$1,182	$834	$3,154	$2,601	$7,771
Savings accounts (including money market accounts)	3,200	—	—	—	3,200
Brokered deposits:
Certificates of deposit	1,063	742	1,297	10,699	13,801
Sweep accounts	597	—	—	—	597
Total	$6,042	$1,576	$4,451	$13,300	$25,369

Securitized Financings
We have been engaged in the securitization of our credit card receivables since 1997. We access the asset-backed securitization market using the GE Capital Credit Card Master Note Trust (“MNT”), through which we issue asset-backed securities through both public transactions and private transactions funded by financial institutions and commercial paper conduits. In addition, we issue asset-backed securities in private transactions through the GE Sales Finance Master Trust (“SFT”) and the GE Money Master Trust (“GMT”).
At June 30, 2014, we had $8.6 billion of outstanding private asset-backed securities and $6.5 billion of outstanding public asset-backed securities, in each case held by unrelated third parties.
The following table summarizes expected contractual maturities of the investors’ interests in securitized financings at June 30, 2014.

($ in millions)	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years	Total
Scheduled maturities of long-term borrowings—owed to securitization investors:
MNT(1)	$3,033	$6,702	$2,526	$563	$12,824
SFT	—	2,000	—	—	2,000
GMT	81	209	—	—	290
Total long-term borrowings—owed to securitization investors	$3,114	$8,911	$2,526	$563	$15,114
______________________

(1)	Excludes subordinated classes of MNT notes that we own.
We retain exposure to the performance of trust assets through: (i) in the case of MNT, SFT and GMT, subordinated retained interests in the receivables transferred to the trust in excess of the principal amount of the notes for a given series to provide credit enhancement for a particular series, as well as a pari passu seller’s interest in each trust and (ii) subordinated classes of MNT notes that we own.
All of our securitized financings include early repayment triggers, referred to as early amortization events, including if the three month average excess spread as it relates to a particular series, in the case of MNT, or as it relates to all series on a trust-wide basis, in the case of SFT and GMT, falls below zero. No early amortization event has occurred with respect to any of the securitized financings in MNT, SFT or GMT.
The following table summarizes for each of our trusts the three-month rolling average excess spread at June 30, 2014.

	Note Principal Balance ($ in millions)	# of Series Outstanding	3-Month Rolling Average Excess Spread(1)
MNT	$14,227	23	13.7% to 18.7%
SFT	2,000	8	12.4%
GMT	290	1	33.7%
______________________

(1)
Represents the excess spread (generally calculated as interest income collected from the applicable pool of loan receivables less applicable net charge-offs, interest expense and servicing costs, divided by the aggregate principal amount of loan receivables in the applicable pool) for each trust (or, in the case of MNT, represents a range of the excess spreads relating to particular series issued within the trust), in each case calculated in accordance with the applicable trust or series documentation, for the three securitization monthly periods ending prior to June 30, 2014.

Historical Funding Provided by GECC
Prior to our IPO, GECC provided funding to us. The balance outstanding at June 30, 2014 and at December 31, 2013, was $7.9 billion and $9.0 billion, respectively. The aggregate interest and fees paid to GECC with respect to funding provided was $43 million and $90 million for the three and six months ended June 30, 2014, and $30 million and $73 million for the three and six months ended June 30, 2013, respectively. As discussed above, we repaid all of our existing related party debt owed to GECC outstanding on the closing date of the IPO and entered into the New GECC Term Loan Facility. See “New Debt Financings” above for additional information.
Short-Term Borrowings
Except as described above, there were no material short-term borrowings for the periods presented.
Existing unsecured revolving credit lines
The Company’s historic funding arrangements with GECC have included five revolving credit facilities (the “GECC Revolving Credit Facilities”) between GECC (or certain of its subsidiaries) and the Bank (or certain of its subsidiaries) pursuant to which the Bank could borrow up to an aggregate of $10 billion. All amounts outstanding under the GECC Revolving Credit Facilities were repaid at the date of the closing of the IPO, and on September 4, 2014, following receipt of a non-objection from the Office of the Comptroller of the Currency (“OCC”) and as previously contemplated in our Registration Statement, these facilities were terminated and replaced with a new $6.0 billion intercompany revolving credit facility between the Company and the Bank. Borrowings under the new intercompany facility will be eliminated in our consolidated financial statements.
The Bank is a party to two separate revolving credit agreements, each with a different lender, and each providing the Bank with an unsecured revolving line of credit of up to $500 million. GECC has guaranteed the Bank's payment obligations under these agreements. There were no borrowings for the periods presented. We currently anticipate that these agreements will be terminated in the third quarter of 2014.
Undrawn securitized financings
At June 30, 2014, we had $5.6 billion of undrawn committed capacity on our securitized financings, subject to customary borrowing conditions, from private lenders under two of our existing securitization programs.
Other
At June 30, 2014, we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
Off-Balance Sheet Items—Guarantees
We do not have any significant off-balance sheet items, including guarantees. Guarantees are contracts or indemnification agreements that contingently require us to make a guaranteed payment or perform an obligation to a third-party based on certain trigger events. At June 30, 2014, we had not recorded any contingent liabilities in our Condensed Consolidated and Combined Statements of Financial Position related to any guarantees.
Covenants
Our credit facilities include various covenants, including financial covenants that require performance measures and ratios to be met. If we do not satisfy the covenants in our credit facilities, the credit facilities may be terminated and the maturity of amounts outstanding thereunder may be accelerated and become payable. Our real estate leases also include various covenants, but typically do not include financial covenants. If we do not satisfy the covenants in the real estate leases, the leases may be terminated and we may be liable for damage claims. At June 30, 2014, we were not in default under any of our credit facilities and had not received any notices of default under any of our real estate leases.

Credit Ratings
Our borrowing costs and capacity in certain funding markets, including securitizations and senior and subordinated debt, may be affected by the credit ratings of the Company, the Bank and the ratings of our asset-backed securities.
Our senior unsecured debt issued in August 2014, was rated BBB- (stable outlook) by Fitch and BBB- (stable outlook) by S&P. In addition, certain of the asset-backed securities issued by MNT are rated by Fitch, S&P and/or Moody’s. A credit rating is not a recommendation to buy, sell or hold securities, may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. Downgrades in these credit ratings could materially increase the cost of our funding from, and restrict our access to, the capital markets.
Liquidity
We seek to ensure that we have adequate liquidity to sustain business operations, fund asset growth and satisfy debt obligations under normal and stress conditions.
We maintain policies outlining the overall framework and general principles for managing liquidity risk across our business, which is the responsibility of our Asset and Liability Management Committee, a subcommittee of our Enterprise Risk Management Committee. We employ a variety of metrics to monitor and manage liquidity. We perform regular liquidity stress testing and contingency planning as part of our liquidity management process. We evaluate a range of stress scenarios including Company specific and systemic events that could impact funding sources and our ability to meet liquidity needs.
Historically, we have relied on GECC as our primary source of liquidity under related party funding arrangements. In addition, we maintain a liquidity portfolio, which at June 30, 2014 had $6.1 billion of liquid assets, primarily consisting of cash and equivalents, less cash in transit which is not considered to be liquid, compared to a $2.1 billion liquidity portfolio at December 31, 2013. The increase in liquid assets was primarily due to the retention of excess cash and equivalents within our Company, as we prepared for the completion of the IPO. During the six months ended June 30, 2014, we also experienced higher cash collections primarily driven by the seasonal pay down of fourth quarter loan receivables.
As additional sources of liquidity, at June 30, 2014, we had an aggregate of approximately $5.6 billion of undrawn committed capacity, subject to customary borrowing conditions, from private lenders under two of our existing securitization programs, and we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
In connection with our IPO in August 2014, we increased the size of our liquidity portfolio significantly. The estimated net proceeds from the Transactions resulted in an increase to our liquidity portfolio of approximately $7.4 billion. We expect our liquidity portfolio will consist of cash and equivalents (primarily in the form of deposits with the Federal Reserve Board), debt obligations of the U.S. Treasury, certain securities issued by U.S. government sponsored enterprises and other highly rated and highly liquid assets. As a general matter, investments included in our liquidity portfolio are expected to be highly liquid, giving us the ability to raise cash by pledging certain of these investments to access the secured funding markets or selling them. The level and composition of our liquidity portfolio may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.
We will rely significantly on dividends and other distributions and payments from the Bank for liquidity; however, bank regulations, contractual restrictions and other factors limit the amount of dividends and other distributions and payments that the Bank may pay to us. For a discussion of regulatory restrictions on the Bank’s ability to pay dividends, see “Risk Factors—Risks Relating to Regulation—We and the Bank are subject to restrictions that limit our ability to pay dividends and repurchase our capital stock” and “Regulation—Savings Association Regulation—Dividends and Stock Repurchases” in our Registration Statement.
Capital
Our primary sources of capital have been earnings generated by our businesses and existing equity capital. The proceeds from the IPO completed in August 2014 have increased our equity capital significantly. We seek to manage capital to a level and composition sufficient to support the risks of our businesses, meet regulatory requirements, adhere to rating agency targets and support future business growth. The level, composition and utilization of capital are influenced by changes in the economic environment, strategic initiatives and legislative and regulatory developments. Within these constraints, we are focused on deploying capital in a manner that will provide attractive returns to our stockholders.
In connection with our separation from GE and the related application to the Federal Reserve Board which we will be required to make, we expect to continue to increase our capital and liquidity levels by, among other things, retaining net earnings and by not paying a dividend or returning capital through stock repurchases until our application to the Federal Reserve Board is approved. As part of our capital plan, thereafter, our board of directors intends to consider our policy for paying dividends and may consider stock repurchases. We are targeting Tier 1 common ratios well in excess of regulatory “well capitalized” levels.

We measure capital ratios under the Basel I framework and believe we are well positioned to manage our capital ratios as we transition to Basel III requirements in 2015.
The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend on many factors, including the financial condition, earnings, capital and liquidity requirements of us and the Bank, regulatory restrictions (including any restrictions that may be imposed in connection with our separation from GE), corporate law and contractual restrictions and other factors that our board of directors deems relevant. In addition, banking laws and regulations and our banking regulators may limit our ability to pay dividends and make repurchases of our stock. For a discussion of regulatory restrictions on our and the Bank’s ability to pay dividends and repurchase stock, see “Risk Factors—Risks Relating to Regulation—We and the Bank are subject to restrictions that limit our ability to pay dividends and repurchase our capital stock” in our Registration Statement. There can be no assurance that we will declare and pay any dividends or repurchase any stock in the future.
Under the Bank’s Operating Agreement with the OCC, which it entered into on January 11, 2013 in connection with its acquisition of the deposit business of MetLife, and regulatory capital requirements adopted by the OCC, the Bank must maintain minimum levels of capital.
The following table sets forth the composition of the Bank’s capital ratios at the dates indicated.

	Bank		Operating Agreement Requirement
At June 30, 2014 ($ in millions)	Amount	Ratio	Amount	Ratio
Total risk-based capital	$6,393	17.8%	$3,956	11.0%
Tier 1 risk-based capital	$5,924	16.5%	$2,518	7.0%
Tier 1 leverage	$5,924	13.8%	$2,576	6.0%

	Bank		Operating Agreement Requirement
At December 31, 2013 ($ in millions)	Amount	Ratio	Amount	Ratio
Total risk-based capital	$6,010	17.3%	$3,828	11.0%
Tier 1 risk-based capital	$5,559	16.0%	$2,436	7.0%
Tier 1 leverage	$5,559	14.9%	$2,243	6.0%
As a savings and loan holding company, we historically have not been required to maintain any specific amount of minimum capital. Beginning as early as 2015, however, we expect that we will be subject to capital requirements similar to those applicable to the Bank. For more information, see “Regulation—Savings and Loan Holding Company Regulation” in our Registration Statement.
The following table sets forth at June 30, 2014, on a pro forma basis for the Transactions, the composition of our capital ratios under Basel I.

	Pro Forma		Minimum to be Well- Capitalized under Prompt Corrective Action Provisions
At June 30, 2014 ($ in millions)	Amount	Ratio	Amount	Ratio
Total risk-based capital	$8,978	16.0%	$5,624	10.0%
Tier 1 risk-based capital	$8,247	14.7%	$3,375	6.0%
Tier 1 leverage	$8,247	11.9%	$3,472	5.0%
Tier 1 common equity	$8,247	14.7%	N/A	N/A
At June 30, 2014, pro forma for the Transactions, we would have had a fully phased-in Basel III Tier 1 common ratio of 14.2%.

Non-GAAP Measure
As a new savings and loan holding company, the Company historically has not been required by regulators to disclose capital ratios, and therefore these capital ratios are non-GAAP measures. We believe these capital ratios are useful measures to investors because they are widely used by analysts and regulators to assess the capital position of financial services companies, although our pro forma Basel I Tier 1 common ratio is not a Basel I defined regulatory capital ratio, and our pro forma Basel I and Basel III Tier 1 common ratios may not be comparable to similarly titled measures reported by other companies. Our pro forma Basel I Tier 1 common ratio is the ratio of Tier 1 common equity (as calculated below) to total risk-weighted assets as calculated in accordance with the U.S. Basel I capital rules. Our pro forma Basel III Tier 1 common ratio is the ratio of common equity Tier 1 capital to total risk-weighted assets, each as calculated in accordance with the U.S. Basel III capital rules (on a fully phased-in basis). Our pro forma Basel III Tier 1 common ratio is a preliminary estimate reflecting management’s interpretation of the final Basel III capital rules adopted in July 2013 by the Federal Reserve Board, which have not been fully implemented, and our estimate and interpretations are subject to, among other things, ongoing regulatory review and implementation guidance. The following tables set forth a reconciliation of each component of our pro forma capital ratios set forth above to the comparable pro forma GAAP component at June 30, 2014.

At June 30, 2014
Total equity as reported	$6,393
Pro forma adjustments:
Issuance of 128.5 million shares of our common stock in the IPO and pursuant to the Underwriters' Option	2,842
Other adjustments related to the Transactions (1)	146
Pro forma equity	$9,381
______________________

(1)
Reflects the elimination of assets and liabilities associated with prior period tax returns, which are now the responsibility of GE in accordance with the Tax Sharing and Separation Agreement entered into as part of the Transactions. See Note 15. Subsequent Events to our condensed consolidated and combined financial statements for additional information.

At June 30, 2014
Total assets as reported	$63,175
Pro forma adjustments:
Increase in liquidity portfolio from the Transactions	7,423
Other adjustments related to the Transactions	(31)
Pro forma assets	$70,567

	Basel I Pro Forma at June 30, 2014	Basel III Pro Forma at June 30, 2014
Equity to Tier 1 capital, Tier 1 common equity and Risk-based capital
Total pro forma equity	$9,381	$9,381
Unrealized (gains) / losses on investment securities(1)	4	4
Disallowed goodwill and other disallowed intangible assets(2)	(1,136)	(1,164)
Disallowed servicing assets and purchased credit card relationships	(2)	—

Tier 1 capital	$8,247	$8,221

Non qualifying preferred stock	$—	$—
Noncontrolling interests	—	—

Tier 1 common equity (Basel I)/common equity Tier 1 capital (Basel III)	8,247	8,221
Allowance for loan losses includible in risk-based capital	731	750

Risk-based capital	$8,978	$8,971

Total assets to leveraged assets
Total pro forma assets	$70,567	$70,567
Disallowed goodwill and other disallowed intangible assets(2)	(1,136)	(1,164)
Disallowed servicing assets and purchased credit card relationships	(2)	—
Unrealized (gains) / losses on investment securities(1)	4	4

Total assets for leverage capital purposes	$69,433	$69,407

Risk-weighted assets(3)	$56,243	$57,760

______________________

(1)	Amounts are presented net of tax.

(2)
Amounts are net of related deferred tax liabilities. Adjustments to the Basel I Tier 1 common equity calculation to estimate the Basel III common equity Tier 1 capital calculation include corresponding adjustments to purchased credit card receivable intangibles.

(3)
Adjustments to Basel I risk-weighted assets to estimate Basel III risk-weighted assets include corresponding adjustments to purchased credit card receivable intangibles, deferred tax assets and certain other assets.

Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a material adverse effect on our business, results of operations and financial condition. See “Risk Factors—Risks Relating to Regulation—Failure by Synchrony, the Bank and, until the GE SLHC Deregistration, GECC to meet applicable capital adequacy rules could have a material adverse effect on us” in our Registration Statement.
Critical Accounting Estimates
In preparing our condensed consolidated and combined financial statements, we have identified certain accounting estimates and assumptions that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. The critical accounting estimates we have identified relate to allowance for loan losses, asset impairment and income taxes. Many of these estimates include determining fair value. All of these estimates reflect our best judgment about current, and for some estimates future, economic and market conditions and their effects based on information available as of the date of these financial statements. If these conditions change from those expected, it is reasonably possible that these judgments and estimates could change, which may result in incremental losses on loan receivables, future impairments of investment securities, goodwill and intangible assets, and the establishment of valuation allowances on deferred tax assets and increased tax liabilities, among other effects. See “Management's Discussion and Analysis - Critical Accounting Estimates” in our Registration Statement, for a detailed discussion of these critical accounting estimates.

New Accounting Standards
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Regulation and Supervision

Our business, including our relationships with our customers, is subject to extensive regulation, supervision and examination under U.S. federal, state and foreign laws and regulations. These laws and regulations cover all aspects of our business, including lending practices, treatment of our customers, safeguarding deposits, customer privacy and information security, capital structure, liquidity, dividends and other capital distributions, transactions with affiliates, and conduct and qualifications of personnel.
As a savings and loan holding company, we are subject to extensive regulation, supervision and examination by the Federal Reserve Board. As a large provider of consumer financial services, we are also subject to extensive regulation, supervision and examination by the CFPB. Until our separation from GE, we will be controlled by GECC, which is also a savings and loan holding company and is subject to extensive regulation, supervision and examination by the Federal Reserve Board.
The Bank is a federally chartered savings association. As such, the Bank is subject to extensive regulation, supervision and examination by the OCC, which is its primary regulator, and by the CFPB. In addition, the Bank, as an insured depository institution, is supervised by the FDIC.
See “Regulation” in our Registration Statement for additional information. See also - “Capital” above, for discussion of the impact of regulations and supervision on our capital and liquidity, including our ability to pay dividends and repurchase stock.

ITEM 1. FINANCIAL STATEMENTS
Synchrony Financial and subsidiaries
Condensed Consolidated and Combined Statements of Earnings
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
($ in millions, except per share data)	2014	2013	2014	2013
Interest income:
Interest and fees on loans (Note 5)	$2,920	$2,681	$5,848	$5,380
Interest on investment securities	6	5	11	10
Total interest income	2,926	2,686	5,859	5,390
Interest expense:
Interest on deposits	109	93	205	187
Interest on borrowings of consolidated securitization entities	54	55	101	111
Interest on related party debt (Note 13)	43	30	90	73
Total interest expense	206	178	396	371
Net interest income	2,720	2,508	5,463	5,019
Retailer share arrangements	(590)	(547)	(1,184)	(1,031)
Net interest income, after retailer share arrangements	2,130	1,961	4,279	3,988
Provision for loan losses (Note 5)	681	666	1,445	1,713
Net interest income, after retailer share arrangements and provision for loan losses	1,449	1,295	2,834	2,275
Other income:
Interchange revenue	92	81	168	153
Debt cancellation fees	70	77	140	162
Loyalty programs	(63)	(58)	(106)	(98)
Other	13	24	25	39
Total other income	112	124	227	256
Other expense:
Employee costs	207	173	400	335
Professional fees	155	107	296	209
Marketing and business development	97	53	180	98
Information processing	53	48	105	94
Other	285	182	426	366
Total other expense	797	563	1,407	1,102
Earnings before provision for income taxes	764	856	1,654	1,429
Provision for income taxes (Note 12)	292	320	624	534
Net earnings	$472	$536	$1,030	$895

Weighted average shares outstanding (in thousands)
Basic	705,271	705,271	705,271	705,271
Diluted	705,271	705,271	705,271	705,271

Earnings per share
Basic	$0.67	$0.76	$1.46	$1.27
Diluted	$0.67	$0.76	$1.46	$1.27

See accompanying notes.

Synchrony Financial and subsidiaries
Condensed Consolidated and Combined Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2014	2013	2014	2013

Net earnings	$472	$536	$1,030	$895

Other comprehensive income (loss)
Investment securities	3	(7)	5	(8)
Currency translation adjustments	—	1	1	(2)
Other comprehensive income (loss)	3	(6)	6	(10)

Comprehensive income	$475	$530	$1,036	$885

Amounts presented net of taxes.

See accompanying notes.

Synchrony Financial and subsidiaries
Condensed Consolidated and Combined Statements of Financial Position

($ in millions)	At June 30, 2014	At December 31, 2013
	(Unaudited)
Assets
Cash and equivalents	$6,782	$2,319
Investment securities (Note 4)	298	236
Loan receivables: (Notes 5 and 6)
Unsecuritized loans held for investment	28,280	31,183
Restricted loans of consolidated securitization entities	26,593	26,071
Total loan receivables	54,873	57,254
Less: Allowance for loan losses	(3,006)	(2,892)
Loan receivables, net	51,867	54,362
Loan receivables held for sale (Note 5)	1,458	—
Goodwill	949	949
Intangible assets, net (Note 7)	463	300
Other assets(a)	1,358	919
Total assets	$63,175	$59,085

Liabilities and Equity
Deposits: (Note 8)
Interest bearing deposit accounts	$30,258	$25,360
Non-interest bearing deposit accounts	204	359
Total deposits	30,462	25,719
Borrowings: (Notes 6 and 8)
Borrowings of consolidated securitization entities	15,114	15,362
Related party debt (Note 13)	7,859	8,959
Total borrowings	22,973	24,321
Accrued expenses and other liabilities	3,347	3,085
Total liabilities	$56,782	$53,125

Equity:
Common Stock, par share value $0.001 per share; 4,000,000,000 shares authorized, 705,270,833 shares issued and outstanding at June 30, 2014	$1	$—
Additional paid-in capital	6,399	—
Retained earnings	—	—
Parent’s net investment	—	5,973
Accumulated other comprehensive income (loss):
Investment securities	(4)	(9)
Currency translation adjustments	(2)	(3)
Other	(1)	(1)
Total equity	6,393	5,960

Total liabilities and equity	$63,175	$59,085
_______________________
(a) Other assets include restricted cash of $187 million and $76 million at June 30, 2014 and December 31, 2013, respectively.
See accompanying notes.

Synchrony Financial and subsidiaries
Condensed Consolidated and Combined Statements of Changes in Equity
(Unaudited)

	Common Stock
($ in millions, shares in thousands)	Shares	Amount	Additional Paid-in Capital	Parent's Net Investment	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity

Balance at January 1, 2013	—	$—	$—	$4,580	$—	2	$4,582
Comprehensive income:
Net earnings	—	—	—	895	—	—	895
Other comprehensive income	—	—	—	—	—	(10)	(10)
Changes in Parent's net investment	—	—	—	51	—	—	51
Balance at June 30, 2013	—	$—	$—	$5,526	$—	$(8)	$5,518

Balance at January 1, 2014	—	$—	$—	$5,973	$—	$(13)	$5,960
Comprehensive income:
Net earnings	—	—	—	1,030	—	—	1,030
Other comprehensive income	—	—	—	—	—	6	6
Changes in Parent's net investment	—	—	—	(603)	—	—	(603)
Conversion of parent's net investment into common stock	705,271	1	6,399	(6,400)	—	—	—
Balance at June 30, 2014	705,271	$1	$6,399	$—	$—	$(7)	$6,393

See accompanying notes.

Synchrony Financial and subsidiaries
Condensed Consolidated and Combined Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
($ in millions)	2014	2013
Cash flows - operating activities
Net earnings	$1,030	$895
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for loan losses	1,445	1,713
Deferred income taxes	(58)	(215)
Depreciation and amortization	63	52
Decrease in interest and fee receivable	180	61
Decrease (increase) in other assets	101	(13)
Increase in accrued expenses and other liabilities	214	245
All other operating activities	24	32
Cash from operating activities	2,999	2,770

Cash flows - investing activities
Maturity and redemption of investment securities	10	23
Purchases of investment securities	(63)	(67)
Acquisition of loan receivables	—	(206)
Net cash from principal business purchased (Note 3)	—	6,393
Net (increase) decrease in restricted cash	(111)	8
Net increase in loan receivables	(587)	(463)
All other investing activities	(264)	(31)
Cash (used for) from investing activities	(1,015)	5,657

Cash flows - financing activities
Borrowings of consolidated securitization entities
Proceeds from issuance of securitized debt	3,400	866
Maturities and repayment of securitized debt	(3,647)	(1,782)
Net decrease in related party debt	(1,195)	(1,566)
Net increase (decrease) in deposits	4,595	(4,213)
Net transfers (to) from Parent	(603)	51
All other financing activities	(71)	(7)
Cash from (used for) financing activities	2,479	(6,651)

Increase in cash and equivalents	4,463	1,776
Cash and equivalents at beginning of period	2,319	1,334
Cash and equivalents at end of period	$6,782	$3,110

See accompanying notes.

Synchrony Financial and subsidiaries
Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

NOTE 1.	BUSINESS DESCRIPTION
Synchrony Financial (the “Company”) provides a range of credit products through programs it has established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers. The Company is a holding company for the legal entities that historically conducted General Electric Company’s (“GE”) North American retail finance business, including GE Capital Retail Bank. Substantially all of the assets and operations of that business were transferred to the Company in 2013, and the remaining assets were transferred to the Company by June 30, 2014, and prior to the completion of the Company’s initial public offering of its common stock (the “IPO”), which closed on August 5, 2014. Prior to the IPO, the Company was indirectly wholly-owned by General Electric Capital Corporation (“GECC” or “Parent”). See Note 1. Formation of the Company, to our 2013 annual combined financial statements in the Registration Statement on Form S-1, as amended and filed on July 18, 2014 (File No. 333-194528) (the “Registration Statement”) for additional information on the formation of the company. We conduct our operations through a single business segment.
The Company changed its name in March 2014 to Synchrony Financial and, in June 2014, changed the name of GE Capital Retail Bank to Synchrony Bank (the “Bank”). References to the Company, “we”, “us” and “our” are to Synchrony Financial and its combined and consolidated subsidiaries unless the context otherwise requires.
In the third quarter of 2014, we entered into a series of transactions (the “Transactions”) to effect the first steps in GE’s staged exit from our business. The Transactions, among other things, included the IPO of 125 million shares of our common stock, and the issuance of 3.5 million additional shares of our common stock pursuant to an option granted to the underwriters in the IPO (the “Underwriters' Option”). Following the closing of the IPO and the Underwriters' Option, GE currently owns approximately 84.6% of our common stock. See Note 15. Subsequent Events for additional information on the Transactions.

NOTE 2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
All remaining assets of our business were transferred from GECC and its subsidiaries to the Company by the end of the second quarter of 2014. As a result, the Company’s financial statements have been prepared on a consolidated basis, effective June 30, 2014. Under this basis of presentation, our financial statements consolidate all of our subsidiaries – i.e., entities in which we have a controlling financial interest, most often because we hold a majority voting interest. All subsequent periods will also be presented on a consolidated basis.
For all periods prior to June 30, 2014, the Company's financial statements were prepared on a combined basis. The combined financial statements combine all of our subsidiaries and certain accounts of GECC and its subsidiaries that were historically managed as part of our business.
The Condensed Consolidated and Combined Statements of Earnings reflect intercompany expense allocations made to us by GE and GECC for certain corporate functions and for shared services provided by GE and GECC. Where possible, these allocations were made on a specific identification basis, and in other cases, these expenses were allocated by GE and GECC based on relative percentages of net operating costs or some other basis depending on the nature of the allocated cost. See Note 13. Related Party Transactions and Parent’s Net Investment for further information on expenses allocated by GE and GECC.
The historical financial results in the condensed consolidated and combined financial statements presented may not be indicative of the results that would have been achieved had we operated as a separate, stand-alone entity during those periods. The condensed consolidated and combined financial statements presented do not reflect all changes that occurred in our financing and operations in connection with or as a result of the IPO. We believe that the condensed consolidated and combined financial statements include all adjustments necessary for a fair presentation of the business.

Interim Period Presentation
The condensed consolidated and combined financial statements and notes thereto are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed consolidated and combined financial statements should not be considered as necessarily indicative of results that may be expected for the entire year. These condensed consolidated and combined financial statements should be read in conjunction with our 2013 annual combined financial statements and the related notes in our Registration Statement. We label our quarterly information using a calendar convention, that is, first quarter is labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is the longstanding practice of GE and GECC, our parent companies, to establish interim quarterly closing dates using a fiscal calendar, which requires our business to close its books on a Sunday. The effects of this practice are modest and only exist within a reporting year.
Summary of Significant Accounting Policies
See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our 2013 annual combined financial statements in our Registration Statement, for additional information on our significant accounting policies.

NOTE 3.	ACQUISITIONS
Effective January 11, 2013, we acquired the deposit business of MetLife Bank, N.A. in a transaction that was accounted for using the acquisition method of accounting. In exchange for assuming $6,441 million of deposit liabilities we received assets that included $6,393 million of cash, $19 million of core deposit intangibles, $8 million of other intangibles and $8 million of deferred tax assets. The $13 million excess of the fair value of the consideration conveyed to the seller over the fair value of the net assets acquired was recognized as goodwill.

NOTE 4.	INVESTMENT SECURITIES
All of our investment securities are classified as available-for-sale and are primarily held to comply with the Community Reinvestment Act. Our investment securities consist of the following:

	June 30, 2014				December 31, 2013
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
($ in millions)	cost	gains	losses	fair value	cost	gains	losses	fair value
Debt
State and municipal	$59	$1	$(4)	$56	$53	$—	$(7)	$46
Residential
mortgage-backed(a)	230	2	(5)	227	183	1	(9)	175
Equity	15	—	—	15	15	—	—	15
Total	$304	$3	$(9)	$298	$251	$1	$(16)	$236
_______________________

(a)
At June 30, 2014 and December 31, 2013 all of our residential mortgage-backed securities relate to securities issued by government-sponsored entities and are pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve Discount Window advances. All residential mortgage-backed securities are collateralized by U.S. mortgages.

The following table presents the estimated fair values and gross unrealized losses of our available-for-sale investment securities:

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
($ in millions)	fair value	losses	fair value	losses

At June 30, 2014
Debt
State and municipal	$8	$—	$24	$(4)
Residential mortgage-backed	15	—	92	(5)
Total	$23	$0	$116	$(9)

At December 31, 2013
Debt
State and municipal	$23	$(2)	$20	$(5)
Residential mortgage-backed	127	(7)	20	(2)
Equity	14	—	—	—
Total	$164	$(9)	$40	$(7)
At June 30, 2014, none of our equity securities were in a gross unrealized loss position. We regularly review investment securities for impairment using both qualitative and quantitative criteria. We presently do not intend to sell our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell these securities before recovery of our amortized cost.
There were no other-than-temporary impairments recognized for each of the three and six months ended June 30, 2014 and 2013.
Contractual Maturities of Investments in Available-for-Sale Debt Securities (excluding residential mortgage-backed securities)

	Amortized	Estimated
At June 30, 2014 ($ in millions)	cost	fair value

Due
Within one year	$—	$—
After one year through five years	$1	$1
After five years through ten years	$1	$1
After ten years	$57	$54
We expect actual maturities to differ from contractual maturities because borrowers have the right to prepay certain obligations.
There were no significant realized gains or losses recognized for each of the three and six months ended June 30, 2014 and 2013.
Although we generally did not have the intent to sell any specific securities held at June 30, 2014, in the ordinary course of managing our investment securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield, liquidity requirements and funding obligations.

NOTE 5.	LOAN RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

($ in millions)	June 30, 2014	December 31, 2013

Credit cards	$52,406	$54,958
Consumer installment loans	1,047	965
Commercial credit products	1,405	1,317
Other	15	14
Total loan receivables, before allowance for losses(a)(b)	$54,873	$57,254
_______________________

(a)
Total loan receivables include $26,593 million and $26,071 million of restricted loans of consolidated securitization entities at June 30, 2014 and December 31, 2013, respectively. See Note 6. Variable Interest Entities for further information on these restricted loans.

(b)	At June 30, 2014 and December 31, 2013, loan receivables included deferred expense of $28 million and $8 million, respectively.
Loan Receivables Held for Sale
Loans purchased or originated with the intent to sell or as to which we do not have the ability and intent to hold for the foreseeable future are classified as loan receivables held for sale and recorded at the lower of amortized cost or fair value. We continue to recognize interest and fees on these loans on the accrual basis. The fair value of loan receivables held for sale is determined on an aggregate homogeneous portfolio basis.
If a loan is transferred from held for investment to held for sale, declines in fair value related to credit are recorded as a charge-off which establishes a new cost basis for the loan. Further declines in fair value and recoveries up to the amortized cost and realized gains or losses are recorded as a component of other income in our Condensed Consolidated and Combined Statements of Earnings.
During the second quarter of 2014, we entered into agreements to sell certain credit card portfolios associated with two retail partners whose program agreements with us were not extended beyond their contractual expiration dates in 2014.  As a result, at June 30, 2014, $1,458 million of loan receivables are classified as loan receivables held for sale on our Condensed Consolidated and Combined Statement of Financial Position. The sales of each portfolio, which are subject to customary closing conditions, are expected to be completed in the fourth quarter of 2014.
Allowance for Loan Losses

($ in millions)	Balance at April 1, 2014	Provision charged to operations		Gross charge-offs	Recoveries	Balance at June 30, 2014

Credit cards	$2,935	$662	(a)	$(792)	$134	$2,939
Consumer installment loans	17	7		(7)	3	20
Commercial credit products	46	12		(13)	2	47
Total	$2,998	$681		$(812)	$139	$3,006

($ in millions)	Balance at April 1, 2013	Provision charged to operations	Gross charge-offs	Recoveries	Balance at June 30, 2013

Credit cards	$2,606	$648	$(707)	$127	$2,674
Consumer installment loans	63	7	(13)	5	62
Commercial credit products	49	11	(14)	2	48
Total	$2,718	$666	$(734)	$134	$2,784

($ in millions)	Balance at January 1, 2014	Provision charged to operations		Gross charge-offs	Recoveries	Balance at June 30, 2014

Credit cards	$2,827	$1,414	(a)	$(1,573)	$271	$2,939
Consumer installment loans	19	9		(14)	6	20
Commercial credit products	46	22		(25)	4	47
Total	$2,892	$1,445		$(1,612)	$281	$3,006

($ in millions)	Balance at January 1, 2013	Provision charged to operations	Gross charge-offs	Recoveries	Balance at June 30, 2013

Credit cards	$2,174	$1,664	$(1,439)	$275	$2,674
Consumer installment loans	62	15	(26)	11	62
Commercial credit products	38	34	(29)	5	48
Total	$2,274	$1,713	$(1,494)	$291	$2,784
______________________

(a)	Includes a $57 million reduction in provision for loan losses associated with the classification of certain loan receivables as held for sale.
Delinquent and Non-accrual Loans

At June 30, 2014 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total Past Due	90 or more days delinquent and accruing	Total non-accruing

Credit cards	$1,152	$894	$2,046	$894	$—
Consumer installment loans	11	1	12	—	1
Commercial credit products	26	13	39	13	—
Total delinquent loans	$1,189	$908	$2,097	$907	$1
Percentage of total loan receivables(a)	2.2%	1.7%	3.8%	1.7%	0.0%

At December 31, 2013 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total Past Due	90 or more days delinquent and accruing	Total non-accruing

Credit cards	$1,327	$1,105	$2,432	$1,105	$—
Consumer installment loans	12	2	14	—	2
Commercial credit products	28	14	42	14	—
Total delinquent loans	$1,367	$1,121	$2,488	$1,119	$2
Percentage of total loan receivables(a)	2.4%	2.0%	4.3%	2.0%	0.0%
______________________

(a)	Percentages are calculated based on period end balances.
Impaired Loans and Troubled Debt Restructurings
Most of our non-accrual loan receivables are smaller balance loans evaluated collectively, by portfolio, for impairment and therefore are outside the scope of the disclosure requirements for impaired loans. Accordingly, impaired loans represent restructured smaller balance homogeneous loans meeting the definition of a Troubled Debt Restructuring (“TDR”). We use certain loan modification programs for borrowers experiencing financial difficulties. These loan modification programs include interest rate reductions and payment deferrals in excess of three months, which were not part of the terms of the original contract.

We have both internal and external loan modification programs. The internal loan modification programs include both temporary and permanent programs. For our credit card customers, the temporary hardship program primarily consists of a reduced minimum payment and an interest rate reduction, both lasting for a period no longer than 12 months. The permanent workout program involves changing the structure of the loan to a fixed payment loan with a maturity no longer than 60 months and reducing the interest rate on the loan. The permanent program does not normally provide for the forgiveness of unpaid principal, but may allow for the reversal of certain unpaid interest or fee assessments. We also make loan modifications for customers who request financial assistance through external sources, such as consumer credit counseling agency programs. These loans typically receive a reduced interest rate but continue to be subject to the original minimum payment terms and do not normally include waiver of unpaid principal, interest or fees. The following table provides information on loans that entered a loan modification program during the periods presented:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2014	2013	2014	2013
Credit cards	$97	$110	$204	$274
Consumer installment loans	—	6	—	17
Commercial credit products	—	1	2	4
Total	$97	$117	$206	$295
Loans classified as TDRs are recorded at their present value with impairment measured as the difference between the loan balance and the discounted present value of cash flows expected to be collected. Consistent with our measurement of impairment of modified loans on a collective basis, the discount rate used for credit card loans is the original effective interest rate. Interest income from loans accounted for as TDRs is accounted for in the same manner as other accruing loans.
The following table provides information about loans classified as TDRs and specific reserves. We do not evaluate credit card loans for impairment on an individual basis, but instead estimate an allowance for loan losses on a collective basis. As a result, there are no impaired loans for which there is no allowance.

At June 30, 2014 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$723	$(214)	$509	$634
Consumer installment loans	—	—	—	—
Commercial credit products	10	(3)	7	9
Total	$733	$(217)	$516	$643

At December 31, 2013 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$799	$(246)	$553	$692
Consumer installment loans	—	—	—	—
Commercial credit products	12	(5)	7	12
Total	$811	$(251)	$560	$704

Financial Effects of TDRs
As part of our loan modifications for borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following tables present the types and financial effects of loans modified and accounted for as TDRs during the periods presented:

Three months ended June 30,	2014			2013
($ in millions)	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$14	$35	$749	$23	$44	$860
Consumer installment loans	—	—	—	1	1	67
Commercial credit products	—	1	11	—	—	15
Total	$14	$36	$760	$24	$45	$942

Six months ended June 30,	2014			2013
($ in millions)	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$29	$71	$766	$45	$88	$857
Consumer installment loans	—	—	—	1	2	65
Commercial credit products	—	1	11	—	—	12
Total	$29	$72	$777	$46	$90	$934
Payment Defaults
The following table presents the type, number and amount of loans accounted for as TDRs that enrolled in a modification plan within the previous 12 months and experienced a payment default during the periods presented. A customer defaults from a modification program after two consecutive missed payments.

Three months ended June 30,	2014		2013
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	12,943	$25	22,264	$38
Consumer installment loans	—	—	64	2
Commercial credit products	57	1	102	1
Total	13,000	$26	22,430	$41

Six months ended June 30,	2014		2013
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	24,944	$49	39,289	$69
Consumer installment loans	—	—	120	3
Commercial credit products	105	1	187	1
Total	25,049	$50	39,596	$73

Credit Quality Indicators
Our loan receivables portfolio includes both secured and unsecured loans. Secured loan receivables are largely comprised of consumer installment loans secured by equipment. Unsecured loan receivables are largely comprised of our open-ended revolving credit card and commercial loans. As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, as well as information from credit bureaus, such as a Fair Isaac Corporation (“FICO”) or other credit scores, relating to the customer’s broader credit performance. FICO scores are generally obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. Beginning in 2014, we refined the categories of FICO scores we use to better align to the categories used across our industry. We now categorize these credit scores into the following three credit score categories: (i) 661 or higher, which are considered the strongest credits; (ii) 601 to 660, considered moderate credit risk; and (iii) 600 or less, which are considered weaker credits. There are certain customer accounts for which a FICO score is not available where we use alternative sources to assess their credit and predict behavior. The following table provides the most recent FICO scores available for our customers at June 30, 2014 and December 31, 2013, as a percentage of each class of loan receivable. We have reclassified the categories at December 31, 2013 to conform to the current period classification. The table below excludes 0.8% and 1.1% of our total loan receivables balance at June 30, 2014 and December 31, 2013, respectively, which represents those customer accounts for which a FICO score is not available.

	June 30, 2014			December 31, 2013
	661 or	601 to	600 or	661 or	601 to	600 or
	higher	660	less	higher	660	less

Credit cards	72.5%	20.0%	7.5%	71.7%	20.0%	8.3%
Consumer installment loans	79.9%	15.0%	5.1%	78.2%	15.5%	6.3%
Commercial credit products	86.5%	8.6%	4.9%	85.3%	9.4%	5.3%
Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and by applying the same credit standards for all of our credit products. Unused credit card lines available to our customers totaled $290 billion and $277 billion at June 30, 2014 and December 31, 2013, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.
Interest Income by Product
The following table provides additional information about our interest and fees on loans from our loan receivables:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2014	2013	2014	2013
Credit cards	$2,860	$2,612	$5,727	$5,240
Consumer installment loans	24	33	47	67
Commercial credit products	36	36	74	73
Other	—	—	—	—
Total	$2,920	$2,681	$5,848	$5,380

NOTE 6.	VARIABLE INTEREST ENTITIES
We use variable interest entities (“VIEs”) to securitize loans and arrange asset-backed financing in the ordinary course of business. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE and we did not provide non-contractual support for previously transferred loan receivables to any VIE in the three and six months ended June 30, 2014 and 2013. Our VIEs are able to accept new loan receivables and arrange new asset-backed financings, consistent with the requirements and limitations on such activities placed on the VIE by existing investors. Once an account has been designated to a VIE, the contractual arrangements we have require all existing and future loans originated under such account to be transferred to the VIE. The amount of loan receivables held by our VIEs in excess of the minimum amount required under the asset-backed financing arrangements with investors may be removed by us under random removal of accounts provisions. All loan receivables held by a VIE are subject to claims of third-party investors.
In evaluating whether we have the power to direct the activities of a VIE that most significantly impact its economic performance, we consider the purpose for which the VIE was created, the importance of each of the activities in which it is engaged and our decision-making role, if any, in those activities that significantly determine the entity’s economic performance as compared to other economic interest holders. This evaluation requires consideration of all facts and circumstances relevant to decision-making that affects the entity’s future performance and the exercise of professional judgment in deciding which decision-making rights are most important.
In determining whether we have the right to receive benefits or the obligation to absorb losses that could potentially be significant to a VIE, we evaluate all of our economic interests in the entity, regardless of form (debt, equity, management and servicing fees, and other contractual arrangements). This evaluation considers all relevant factors of the entity’s design, including: the entity’s capital structure, contractual rights to earnings (losses), subordination of our interests relative to those of other investors, as well as any other contractual arrangements that might exist that could have the potential to be economically significant. The evaluation of each of these factors in reaching a conclusion about the potential significance of our economic interests is a matter that requires the exercise of professional judgment.
We consolidate our VIEs because we have the power to direct the activities that significantly affect the VIEs' economic performance, typically because of our role as either servicer or administrator for the VIEs. The power to direct exists because of our role in the design and conduct of the servicing of the VIE’s assets as well as directing certain affairs of the VIE, including determining whether and on what terms debt of the VIE will be issued.
The loan receivables in these entities have risks and characteristics similar to our other financing receivables and were underwritten to the same standard. Accordingly, the performance of these assets has been similar to our other comparable loan receivables; however, the blended performance of the pools of receivables in these entities reflects the eligibility criteria that we apply to determine which receivables are selected for transfer. Contractually, the cash flows from these financing receivables must first be used to pay third-party debt holders, as well as other expenses of the entity. Excess cash flows are available to us. The creditors of these entities have no claim on our other assets.

The table below summarizes the assets and liabilities of our consolidated securitization VIEs described above.

($ in millions)	June 30, 2014	December 31, 2013
Assets
Loan receivables, net(a)	$25,334	$24,766
Loan receivables held for sale	570	—
Other assets	327	20
Total	$26,231	$24,786

Liabilities
Borrowings	$15,114	$15,362
Other liabilities	338	228
Total	$15,452	$15,590
_______________________

(a)
Includes $1,259 million and $1,305 million of related allowance for loan losses resulting in gross restricted loans of $26,593 million and $26,071 million at June 30, 2014 and December 31, 2013, respectively.

The balances presented above are net of intercompany balances and transactions that are eliminated in our condensed consolidated and combined financial statements.
We provide and, for one of our securitization entities, GECC provides servicing to these VIEs. Historically, the applicable servicer of each of these VIEs was contractually permitted to commingle cash collected from customers on loan receivables owned by the VIEs with our own cash prior to payment to a VIE, subject to certain credit rating requirements. Beginning in 2014, we stopped commingling cash with our VIEs and collections are required to be placed into segregated accounts owned by each VIE in amounts that meet contractually specified minimum levels. These segregated funds are invested in cash and cash equivalents and are restricted as to their use, principally to pay maturing principal and interest on debt and the servicing fees. Collections above these minimum levels are remitted to us on a daily basis. At June 30, 2014, the segregated funds held by these VIEs were $131 million and were classified as restricted cash and included as a component of other assets in our Condensed Consolidated and Combined Statement of Financial Position. In addition, amounts owing to the VIEs from GECC, as servicer, of $165 million are included as a component of other assets at June 30, 2014.
These VIEs also owe us amounts for purchased loan receivables and amounts due to us under the equity and other interests we have in the VIEs. At June 30, 2014 and December 31, 2013, the amounts we owed to these VIEs were $53 million and $4,071 million, respectively. At June 30, 2014 and December 31, 2013 the amounts owed to us by the VIEs were $280 million and $3,341 million, respectively. These intercompany balances have been eliminated in our condensed consolidated and combined financial statements.
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $1,234 million and $1,288 million for the three months ended June 30, 2014 and 2013, respectively. Related expenses consisted primarily of provisions for loan losses of $253 million and $215 million for the three months ended June 30, 2014 and 2013, respectively, and interest expense of $54 million and $55 million for the three months ended June 30, 2014 and 2013, respectively. Income (principally, interest and fees on loans) earned by our consolidated VIEs was $2,502 million and $2,587 million for the six months ended June 30, 2014 and 2013, respectively. Related expenses consisted primarily of provisions for loan losses of $546 million and $666 million for the six months ended June 30, 2014 and 2013, respectively, and interest expense of $101 million and $111 million for the six months ended June 30, 2014 and 2013, respectively. These amounts do not include intercompany transactions, principally fees and interest, which are eliminated in our condensed consolidated and combined financial statements.

NOTE 7.	INTANGIBLE ASSETS

	June 30, 2014			December 31, 2013
($ in millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related	$787	$(355)	$432	$586	$(312)	$274
Capitalized software	67	(36)	31	55	(29)	26
Total	$854	$(391)	$463	$641	$(341)	$300
Customer-related intangible assets primarily relate to retail partner contract acquisitions and extensions, as well as purchased credit card relationships. During the six months ended June 30, 2014, we recorded additions to customer-related intangible assets subject to amortization of $204 million, primarily related to payments made to extend certain retail partner relationships. These additions had a weighted average amortizable life of 8 years.
Amortization expense related to retail partner contracts was $18 million and $16 million for the three months ended June 30, 2014 and 2013, respectively, and $37 million and $30 million for the six months ended June 30, 2014 and 2013, respectively, and is included as a component of marketing and business development expense in our Condensed Consolidated and Combined Statements of Earnings. All other amortization expense was $7 million and $5 million for the three months ended June 30, 2014 and 2013, respectively, and $13 million and $10 million for the six months ended June 30, 2014 and 2013, respectively, and is included as a component of other expense in our Condensed Consolidated and Combined Statements of Earnings.

NOTE 8.	DEPOSITS AND BORROWINGS
The tables below summarize the components of our deposits, borrowings of consolidated securitization entities and related party debt at June 30, 2014 and December 31, 2013. The amounts presented for outstanding borrowings include unamortized debt premiums and discounts.
Deposits

	June 30, 2014		December 31, 2013
($ in millions)	Amount	Average rate (a)	Amount	Average rate (a)

Interest bearing deposits	$30,258	1.5%	$25,360	1.7%
Non-interest bearing deposits	204	—	359	—
Total deposits	$30,462		$25,719
___________________

(a)	Based on interest expense for the six months ended June 30, 2014 and the year ended December 31, 2013 and average deposits balances.

At June 30, 2014 and December 31, 2013, interest-bearing deposits included $7,771 million and $5,695 million, respectively, of direct deposit certificates of $100,000 or more. At June 30, 2014, our interest-bearing time deposits maturing for the remainder of 2014 and over the next four years and thereafter were as follows:

($ in millions)	2014	2015	2016	2017	2018	Thereafter
Deposits	$4,805	$8,850	$2,178	$2,486	$1,884	$4,605

In addition, at June 30, 2014, we had $1,042 million of broker network deposit sweeps procured through a program arranger who channels brokerage account deposits to us. Unless extended, the contracts associated with these broker network deposit sweeps will terminate in 2014 and 2015, representing $262 million and $780 million, respectively.

Borrowings

	June 30, 2014		December 31, 2013
($ in millions)	Amount	Average rate (a)	Amount	Average rate (a)

Borrowings of consolidated securitization entities	$15,114	1.4%	$15,362	1.3%
Related party debt	7,859	2.2%	8,959	1.7%
Total borrowings	$22,973		$24,321
___________________

(a)	Based on interest expense for the six months ended June 30, 2014 and the year ended December 31, 2013 and average borrowings balances.

Borrowings of Consolidated Securitization Entities

We securitize credit card receivables as an additional source of funding. During the six months ended June 30, 2014, we amended the terms of $4,640 million of borrowings, primarily to extend maturities and increase the availability of secured borrowing commitments. The maturities of the borrowings of our consolidated securitization entities following these amendments and at June 30, 2014, were as follows:

($ in millions)	2014	2015	2016	2017	2018	Thereafter
Borrowings of consolidated securitization entities	$626	$2,612	$1,779	$8,134	$800	$1,163
In addition, at June 30, 2014, we had an aggregate of approximately $5.6 billion of undrawn committed capacity under our securitization programs.
During the six months ended June 30, 2014 and 2013, we completed new debt issuances through our securitized entities with proceeds of $3,400 million and $866 million, respectively.
Related Party Debt
In connection with the IPO, all outstanding related party debt at the date of the closing of the IPO was repaid, and we entered into new long-term debt arrangements with third parties and GECC. See Note 15. Subsequent Events for additional information.
At December 31, 2013, related party debt included $195 million of debt issued by one of our securitization entities that was held by GECC affiliates. This debt was repurchased by the Company during the six months ended June 30, 2014 and is now eliminated in our condensed consolidated and combined financial statements.
Revolving Credit Agreements
The Company’s historic funding arrangements with GECC have included five revolving credit facilities (the “GECC Revolving Credit Facilities”) between GECC (or certain of its subsidiaries) and the Bank (or certain of its subsidiaries) pursuant to which the Bank could borrow up to an aggregate of $10 billion. All amounts outstanding under the GECC Revolving Credit Facilities were repaid at the date of the closing of the IPO, and on September 4, 2014, following receipt of a non-objection from the Office of the Comptroller of the Currency (“OCC”) and as previously contemplated in our Registration Statement, these facilities were terminated and replaced with a new $6.0 billion intercompany revolving credit facility between the Company and the Bank. Borrowings under the new intercompany facility will be eliminated in our consolidated financial statements.
In addition, the Bank is a party to two separate revolving credit agreements, each with a different third party lender and each of which provides the Bank with an unsecured revolving line of credit of up to $500 million. GECC has guaranteed the Bank's payment obligations under these agreements. There were no borrowings under these agreements for the periods presented and we currently anticipate that these agreements will be terminated in the third quarter of 2014.

NOTE 9.	FAIR VALUE MEASUREMENTS
For a description of how we estimate fair value, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies in our 2013 annual combined financial statements in our Registration Statement.
The following tables present our assets and liabilities measured at fair value on a recurring basis. Included in the tables are debt and equity securities.
Recurring Fair Value Measurements
The following tables present our assets measured at fair value on a recurring basis.

At June 30, 2014 ($ in millions)	Level 1	Level 2	Level 3	Total

Assets
Investment securities
Debt
State and municipal	$—	$—	$56	$56
Residential mortgage-backed	—	227	—	227
Equity	15	—	—	15
Total	$15	$227	$56	$298

At December 31, 2013 ($ in millions)

Assets
Investment securities
Debt
State and municipal	$—	$—	$46	$46
Residential mortgage-backed	—	175	—	175
Equity	15	—	—	15
Total	$15	$175	$46	$236
For the six months ended June 30, 2014 there were no securities transferred between Level 1 and Level 2 or between Level 2 and Level 3. At June 30, 2014 and December 31, 2013, we did not have any liabilities measured at fair value on a recurring basis.
Our Level 3 recurring fair value measurements relate to state and municipal debt instruments, which are valued using non-binding broker quotes or other third-party sources. For a description of our process to evaluate third-party pricing servicers, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies in our 2013 annual combined financial statements in our Registration Statement. Our state and municipal debt securities are classified as available-for-sale with changes in fair value included in accumulated other comprehensive income.
The following table presents the changes in our state and municipal debt instruments that are measured on a recurring basis for the three and six months ended June 30, 2014 and 2013.

Changes in Level 3 Instruments

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2014	2013	2014	2013

Balance at beginning of period	$53	$40	$46	$39
Net realized/unrealized gains (losses) included in accumulated other comprehensive income	3	(3)	4	(3)
Purchases	—	12	8	13
Settlements	—	—	(2)	—
Balance at end of period	$56	$49	$56	$49
Non-Recurring Fair Value Measurements
We hold certain assets that have been remeasured to fair value on a non-recurring basis during the six months ended and held at June 30, 2014 and 2013. These assets can include repossessed assets and cost method investments that are written down to fair value when they are impaired, as well as loans held-for-sale. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs. The assets held by us that were remeasured to fair value on a non-recurring basis and the effects of the remeasurement to fair value were not material for all periods presented. The estimated fair value of loan receivables held for sale exceeded their amortized cost and accordingly a remeasurement to fair value was not required during the six months ended June 30, 2014.

Financial Assets and Financial Liabilities Carried at Other than Fair Value

	Carrying	Corresponding fair value amount
At June 30, 2014 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents	$6,782	$6,782	$6,782
Other assets(a)	$187	$187	$187
Financial assets carried at other than fair value:
Loan receivables, net	$51,867	$57,909			$57,909
Loan receivables held for sale	$1,458	$1,588			$1,588

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$30,462	$30,936		$30,936
Borrowings of consolidated securitization entities	$15,114	$15,163		$7,594	$7,569
Related party debt(b)	$7,859	$7,859			$7,859

	Carrying	Corresponding fair value amount
At December 31, 2013 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents	$2,319	$2,319	$2,319
Other assets(a)	$76	$76	$76		$—
Financial assets carried at other than fair value:
Loan receivables, net	$54,362	$60,344			$60,344

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$25,719	$25,994		$25,994	$—
Borrowings of consolidated securitization entities	$15,362	$15,308		$8,206	$7,102
Related party debt(b)	$8,959	$209		$209	$—
_______________________

(a)	This balance relates to restricted cash which is included in other assets.

(b)
Carrying value approximates fair value as the debt earns a floating rate and had an expected repayment date that coincided with the IPO closing on August 5, 2014. The fair value of the related party debt at December 31, 2013 relates to $195 million of debt issued by one of our securitization entities which was held by a GECC affiliate. This related party debt was repurchased by the Company during the six months ended June 30, 2014 and is now eliminated in our condensed consolidated and combined financial statements at June 30, 2014.

The following is a description of the valuation techniques used to estimate the fair values of the financial assets and liabilities carried at other than fair value.

Loan receivables, net
In estimating the fair value for our loans, we use a discounted future cash flow model. We use various inputs including estimated interest and fee income, payment rates, loss rates and discount rates (which consider current market interest rate data adjusted for credit risk and other factors) to estimate the fair values of loans.  Under certain retail partner program agreements, the expected sales proceeds related to the sale of their credit card portfolio are limited to the amounts owed by our customers, which is less than the fair value indicated above.
Deposits
For demand deposits with no defined maturity, carrying value approximates fair value due to the potentially liquid nature of these deposits. For fixed-maturity certificates of deposit, fair values are estimated by discounting expected future cash flows using market rates currently offered for deposits with similar remaining maturities.
Borrowings
Fair values of borrowings of consolidated securitization entities, as well as related party debt issued by one of our securitization entities which was held by a GECC affiliate at December 31, 2013, are based on valuation methodologies using current market interest rate data which are comparable to market quotes adjusted for our non-performance risk.

NOTE 10.	REGULATORY AND CAPITAL ADEQUACY
As a savings and loan holding company, we are subject to extensive regulation, supervision and examination by the Federal Reserve Board. The Bank is a federally chartered savings association. As such, the Bank is subject to extensive regulation, supervision and examination by the OCC, which is its primary regulator, and by the Consumer Financial Protection Bureau (“CFPB”). In addition, the Bank, as an insured depository institution, is supervised by the Federal Deposit Insurance Corporation .
As a savings and loan holding company, we historically have not been required to maintain any specific amount of minimum capital. Beginning as early as 2015, however, we expect that we will be subject to capital requirements similar to those applicable to the Bank. See Note 10. Regulatory and Capital Adequacy to our 2013 annual combined financial statements in our Registration Statement for additional information on these capital requirements.
Failure to meet minimum capital requirements can initiate certain mandatory and, possibly, additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a material adverse effect on our financial statements. Under capital adequacy guidelines, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined).
At June 30, 2014 and December 31, 2013, the Bank met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and leverage ratios as set forth in the following table. There are no conditions or events subsequent to June 30, 2014 that management believes have changed the Bank’s capital category.

The actual capital amounts and ratios and the required minimums of the Bank are as follows:

At June 30, 2014 ($ in millions)	Actual		Minimum for capital adequacy purposes(b)		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio	Amount	Ratio

Total risk-based capital	$6,393	17.8%	$2,877	8.0%	$3,596	10.0%
Tier 1 risk-based capital	$5,924	16.5%	$1,439	4.0%	$2,158	6.0%
Tier 1 leverage	$5,924	13.8%	$1,717	4.0%	$2,146	5.0%

At December 31, 2013 ($ in millions)	Actual		Minimum for capital adequacy purposes(b)		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio	Amount	Ratio

Total risk-based capital	$6,010	17.3%	$2,784	8.0%	$3,480	10.0%
Tier 1 risk-based capital	$5,559	16.0%	$1,392	4.0%	$2,088	6.0%
Tier 1 leverage	$5,559	14.9%	$1,495	4.0%	$1,869	5.0%
_______________________

(a)	Represent Basel I capital ratios calculated for the Bank.

(b)	In addition to the Basel I requirements, under the Bank’s Operating Agreement with the OCC entered into on January 11, 2013, the Bank must maintain minimum levels of capital as follows:

($ in millions)	At June 30, 2014		At December 31, 2013
	Amount	Ratio	Amount	Ratio
Total risk-based capital	$3,956	11.0%	$3,828	11.0%
Tier 1 risk-based capital	$2,518	7.0%	$2,436	7.0%
Tier 1 leverage	$2,576	6.0%	$2,243	6.0%
The Bank may pay dividends on its stock, with consent or non-objection from the OCC and the Federal Reserve Board, among other things, if its regulatory capital would not thereby be reduced below the amount then required by the applicable regulatory capital requirements. The Bank met all regulatory capital adequacy requirements to which it was subject at June 30, 2014 and December 31, 2013.

NOTE 11.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the assumed conversion of all dilutive securities.

The following table presents the calculation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2014	2013	2014	2013
Net earnings	$472	$536	$1,030	$895

Weighted-average common shares outstanding, basic	705	705	705	705
Effect of dilutive securities	—	—	—	—
Weighted-average common shares outstanding, dilutive	705	705	705	705

Earnings per basic common share	$0.67	$0.76	$1.46	$1.27
Earnings per diluted common share	$0.67	$0.76	$1.46	$1.27

In July 2014, in preparation for the IPO, we completed a stock split pursuant to which each share held by the holder of our common stock was reclassified into 5,262.3512 shares. The weighted-average number of common shares outstanding included in the table above reflects the effects of the stock split for all periods presented. There were no dilutive or anti-dilutive securities outstanding during the three and six month periods ended June 30, 2014 and 2013, respectively.

NOTE 12.	INCOME TAXES
We are included in the consolidated U.S. federal and state income tax returns of GE where applicable, but also file certain separate state and foreign income tax returns. The tax provision and current and deferred tax balances have been presented on a separate company basis as if we were a separate filer for tax purposes. In calculating the provision for interim income taxes, in accordance with Accounting Standards Codification 740, Income Taxes, we apply an estimated annual effective tax rate to year-to-date ordinary income. At the end of each interim period, we estimate the effective tax rate expected to be applicable for the full fiscal year.
We recorded an income tax provision of $292 million (38.2% effective income tax rate) for the three months ended June 30, 2014, compared with an income tax provision of $320 million (37.4% effective income tax rate) for the three months ended June 30, 2013. The effective tax rate for the three months ended June 30, 2014 differs from the effective tax rate in the same period in the previous year primarily due to certain non-deductible expenses and an item related to an internal corporate reorganization. In each period the effective tax rate differs from the U.S. federal statutory tax rate of 35.0% primarily due to state income taxes.
We recorded an income tax provision of $624 million (37.7% effective income tax rate) for the six months ended June 30, 2014, compared with an income tax provision of $534 million (37.4% effective income tax rate) for the six months ended June 30, 2013. The effective tax rate for the six months ended June 30, 2014 differs from the effective tax rate in the same period in the previous year primarily due to certain non-deductible expenses and an item related to an internal corporate reorganization, partially offset by an increase in foreign tax benefits. In each period, the effective tax rate differs from the U.S. federal statutory tax rate of 35.0% primarily due to state income taxes.
The Company is under continuous examination by the Internal Revenue Service (“IRS”) and the tax authorities of various states as part of their audit of GE’s tax returns. The IRS is currently auditing our consolidated U.S. income tax returns for 2010 and 2011. In addition, certain issues and refund claims for previous years are still unresolved. During 2013, the IRS completed the audit of GE’s consolidated U.S. income tax returns for 2008 and 2009, except for certain issues that remain under examination. We are under examination in various states going back to 2006. We believe that there are no issues or claims that are likely to be material to our results of operations, financial positions or cash flows. We further believe that we have made adequate provision for all income tax uncertainties that could result from such examinations.

At June 30, 2014 and December 31, 2013, our unrecognized tax benefits, excluding related interest expense and penalties, were $232 million and $202 million, respectively, of which $153 million and $131 million, respectively, if recognized, would reduce the annual effective rate. Included in the amount of unrecognized tax benefits are certain items that would not affect the effective tax rate if they were recognized in our Condensed Consolidated and Combined Statements of Earnings. These unrecognized items include the portion of gross state and local unrecognized tax benefits that would be offset by the benefit from associated U.S. federal income tax deductions. It is reasonably possible that the gross balance of unrecognized tax benefits may decrease by $29 million within the next 12 months.
In connection with the IPO, we entered into a Tax Sharing and Separation Agreement, which governs certain separation-related tax matters between us and GE following the IPO. See Note 15. Subsequent Events for additional information on this agreement.

NOTE 13.	RELATED PARTY TRANSACTIONS AND PARENT’S NET INVESTMENT
In connection with the IPO, on July 30, 2014 we entered into a Master Agreement with GECC, and for certain limited purposes only, GE (the “Master Agreement”). Pursuant to the Master Agreement, we entered into various other agreements with GECC and GE that, together with the Master Agreement and a number of existing agreements relating to our securitized financings that remain in effect following our IPO, govern the relationship among GECC, GE and us for periods subsequent to the IPO. See Note 15. Subsequent Events for additional information on these agreements. We also repaid all of our existing related party debt owed to GECC outstanding on the closing date of the IPO, totaling $8.0 billion (of which $7.9 billion was outstanding at June 30, 2014), and entered into the New GECC Term Loan Facility, pursuant to which GECC provided us with transitional funding of $1.5 billion, of which $0.1 billion was prepaid with a portion of the net proceeds from our issuance of $3.6 billion of unsecured senior notes.
Prior to the IPO, GE and its subsidiaries, including GECC, provided a variety of services and funding to us. All of the related party costs and expenses incurred by us for the three and six months ended June 30, 2014 and 2013 disclosed in the table below relate to these historical arrangements. The following table sets forth the direct costs, indirect costs and interest expenses related to services and funding provided by GE for the periods indicated.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Direct costs(a)	$62	$56	$126	$103
Indirect costs(a)	73	56	134	109
Interest expense(b)	43	30	90	73
Total expenses for services and funding provided by GECC	$178	$142	$350	$285
_______________________

(a)	Direct and indirect costs are included in the other expense line items in our Condensed Consolidated and Combined Statements of Earnings.

(b)	Included in interest expense in our Condensed Consolidated and Combined Statements of Earnings.
Direct Costs. Direct costs are costs associated with either services provided directly to us that are centralized at GE or services provided to us by third parties under contracts entered into by GE. These services included the provision of employee benefits and benefit administration; information technology services; telecommunication services; and other services, including leases for vehicles, equipment and facilities. GE allocated the costs associated with these services to us using established allocation methodologies. See Note 14. Related Party Transactions and Parent’s Net Investment to our 2013 annual combined financial statements in our Registration Statement for additional information on these allocation methodologies.
Indirect Costs. GE and GECC allocated costs to us related to corporate overhead that directly or indirectly benefitted our business. These assessments related to information technology, insurance coverage, tax services provided, executive incentive payments, advertising and branding and other functional support. These allocations were determined primarily using our percentage of GECC’s relevant expenses.

Interest Expense.    We used related party debt provided by GECC to meet our funding requirements after taking into account deposits held at the Bank, funding from securitized financings and cash generated from our operations. GECC assessed us an interest cost on a portion of the Parent’s total investment and historically we have reflected that portion as related party debt in the Condensed Consolidated and Combined Statements of Financial Position. Interest cost is assessed to us from GECC’s centralized treasury function based on fixed and floating interest rates, plus funding related costs that include charges for liquidity and other treasury costs. In June 2014, we entered into an agreement with GECC to formalize our related party debt arrangements and align the Company's legal entity debt with the related party debt previously allocated to us by GECC. As a result, at June 30, 2014, related party debt is presented based on the amounts owed by the Company, on a legal entity basis, to GECC. All related party debt owed by the Company to GECC outstanding on the closing date of the IPO was repaid in August 2014.
We incurred borrowing costs for related party debt of $43 million and $30 million for the three months ended June 30, 2014 and 2013, respectively, and $90 million and $73 million for the six months ended June 30, 2014 and 2013, respectively. Our average cost of funds for related party debt was 2.2% and 1.4% for the three months ended June 30, 2014 and 2013, respectively, and 2.2% and 1.7% for the six months ended June 30, 2014 and 2013, respectively.
Other Related Party Transactions
GECC is the servicer for one of our securitization entities. We perform substantially all of the servicing functions with respect to this entity pursuant to a subservicing agreement with GECC. Under these servicing arrangements, collections associated with the securitized loan receivables are routinely transferred between the Company and GECC. As a result, at June 30, 2014, we recorded a related party receivable and payable of $165 million and $186 million, respectively, in our Condensed Consolidated and Combined Statement of Financial Position.
In addition to the related party activities described above, we are party to certain cash management and payment processing arrangements with GE and GECC. Historically, most of our cash and equivalents that were not held for purposes of funding the Bank’s liquidity requirements were transferred to GECC on a daily basis and GECC subsequently funded the operating and investing activities of our business as needed. This does not impact our Condensed Consolidated and Combined Statements of Earnings. During the six months ended June 30, 2014, we retained additional cash and equivalents in excess of the minimum amounts required for the Bank’s liquidity requirements in preparation for the IPO. Following the IPO, we no longer transfer cash and equivalents to GECC, other than for purposes of the servicing arrangement discussed above.
GE also makes payments for our payroll for our employees, corporate credit card bills and freight expenses through a centralized payment system and we reimburse GE in full for the amounts paid. Such expenses are included in other expense across the relevant categories in our Condensed Consolidated and Combined Statements of Earnings and are directly attributable to our business and our employees.
Parent’s Net Investment
At December 31, 2013, the remainder of our Parent’s total investment, in excess of our related party debt is reflected as equity under the caption, Parent’s net investment, in our Condensed Consolidated and Combined Statements of Financial Position. At June 30, 2014, GECC's equity ownership is reflected in Common stock and Additional paid in capital in our Condensed Consolidated and Combined Statements of Financial Position.
NOTE 14.    LEGAL PROCEEDINGS AND REGULATORY MATTERS
In the normal course of business, from time to time, we have been named as a defendant in various legal proceedings, including arbitrations, class actions and other litigation, arising in connection with our business activities. Certain of the legal actions include claims for substantial compensatory and/or punitive damages, or claims for indeterminate amounts of damages. We are also involved, from time to time, in reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our business (collectively, “regulatory matters”), which could subject us to significant fines, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished income and damage to our reputation. We contest liability and/or the amount of damages as appropriate in each pending matter. In accordance with applicable accounting guidance, we establish an accrued liability for legal and regulatory matters when those matters present loss contingencies which are both probable and estimable.
Legal proceedings and regulatory matters are subject to many uncertain factors that generally cannot be predicted with assurance, however, and we may be exposed to losses in excess of any amounts accrued.

For some matters, we are able to determine that an estimated loss, while not probable, is reasonably possible. For other matters, including those that have not yet progressed through discovery and/or where important factual information and legal issues are unresolved, we are unable make such an estimate. We currently estimate that the reasonably possible losses for legal proceedings and regulatory matters, whether in excess of a related accrued liability or where there is no accrued liability, and for which we are able to estimate a possible loss, are immaterial. This represents management’s estimate of possible loss with respect to these matters and is based on currently available information. This estimate of possible loss does not represent our maximum loss exposure. The legal proceedings and regulatory matters underlying the estimate will change from time to time and actual results may vary significantly from current estimates.
Our estimate of reasonably possible losses involves significant judgment, given the varying stages of the proceedings, the existence of numerous yet to be resolved issues, the breadth of the claims (often spanning multiple years), unspecified damages and/or the novelty of the legal issues presented. Based on our current knowledge, we do not believe that we are a party to any pending legal proceeding or regulatory matters that would have a material adverse effect on our condensed consolidated and combined financial condition or liquidity. However, in light of the uncertainties involved in such matters, the ultimate outcome of a particular matter could be material to our operating results for a particular period depending on, among other factors, the size of the loss or liability imposed and the level of our earnings for that period, and could adversely affect our business and reputation.
Below is a description of certain of our legal proceedings and regulatory matters.
Regulatory Matters
On December 10, 2013, we entered into a Consent Order with the CFPB relating to our CareCredit platform, which requires us to pay up to $34.1 million to qualifying customers; provide additional training and monitoring of our CareCredit partners; include provisions in agreements with our CareCredit partners prohibiting charges for certain services not yet rendered; make changes to certain consumer disclosures, application procedures and procedures for resolution of customer complaints; and terminate CareCredit partners that have chargeback rates in excess of certain thresholds. Some of the business practice changes required by the Consent Order are similar to requirements in an Assurance of Discontinuance that we entered into with the Attorney General for the State of New York on June 3, 2013.
Our settlements with the CFPB and the New York State Attorney General do not preclude other regulators or state attorneys general from seeking additional monetary or injunctive relief with respect to CareCredit. In this regard, in 2010 and 2012, respectively, we received formal requests for information from the Attorneys General for the states of Minnesota and New Jersey. We have cooperated fully with these inquiries.
On June 19, 2014, we entered into a Consent Order with the CFPB (the “2014 CFPB Consent Order”) related to the CFPB’s review of the Bank’s debt cancellation products and its marketing practices in its telesales channel related to those products. The 2014 CFPB Consent Order requires us to refund $56 million to cardholders who enrolled in a debt cancellation product over the telephone from January 2010 to October 2012 ($11 million of which was refunded prior to the 2014 CFPB Consent Order), pay civil money penalties of $3.5 million, and implement a compliance plan related to the sale of “add-on” products to the extent the Bank restarts telesales of such products (which were discontinued in October 2012).
The 2014 CFPB Consent Order also resolved a separate CFPB investigation related to potential violations of the Equal Credit Opportunity Act as a result of the Bank’s omission of certain Spanish-speaking customers and customers residing in Puerto Rico from certain statement credit and settlement offers that were made to certain delinquent customers. The Bank identified this issue through an audit of its collection operations, reported it to the CFPB and initiated a remediation program. The CFPB referred the issue to the Department of Justice (the “DOJ”), which initiated a civil investigation. At the same time we entered into the 2014 CFPB Consent Order, we entered into a consent order with the DOJ (the “2014 DOJ Consent Order,” and together with the 2014 CFPB Consent Order, the “2014 Consent Orders”) to settle a complaint that made similar allegations to those alleged in the 2014 CFPB Consent Order, filed by the DOJ on June 19, 2014 in the United States District Court for the District of Utah. The 2014 DOJ Consent Order was approved by the Court on June 26, 2014. The 2014 DOJ Consent Order is similar to the 2014 CFPB Consent Order and does not impose any additional requirements on us. The 2014 Consent Orders require us to complete our remediation program by providing additional payments, balance credits and balance waivers of approximately $37 million and to update our credit bureau reporting relating to the affected accounts. Of the approximately $169 million in total consumer remediation (including $132 million of voluntary remediations completed prior to the 2014 Consent Orders and approximately $37 million that remains to be completed), $158 million consists of balance credits and waivers to previously charged-off accounts. In addition to the consumer remediation, the 2014 Consent Orders require us to implement a fair lending compliance plan (including fair lending reviews, audits and training), which will, in part, be satisfied by our existing compliance processes.

As we had previously reserved for amounts related to these matters, the 2014 Consent Orders did not have a material impact to our Condensed Consolidated and Combined Financial Statements for the three months ended June 30, 2014. Although we do not believe that the 2014 Consent Orders themselves will have a material adverse effect on our results of operations going forward, we cannot be sure whether the settlements will have an adverse impact on our reputation or whether any similar actions will be brought by state attorneys general or others, all of which could have a material adverse effect on us.
Other Matters
On September 27, 2013, Secure Axcess LLC, filed a complaint against the Bank as well as other defendants in the U.S. District Court for the Eastern District of Texas, for patent infringement related to the Bank’s alleged use of website authenticity technology referred to as “Safe Keys.” The complaint seeks unspecified damages. On April 14, 2014, the Bank filed an answer to the complaint, and on April 17, 2014, the Bank filed a motion to stay the case pending resolution of petitions filed by other parties with the U.S. Patent Office concerning the Secure Axcess patent at issue in the pending litigation. On June 26, 2014, the Court denied the Bank’s motion to stay without prejudice.
The Bank is a defendant in five putative class actions alleging claims under the federal Telephone Consumer Protection Act (“TCPA”), where the plaintiffs assert that they received calls on their cellular telephones relating to accounts not belonging to them. In each case, the complaints allege that the Bank placed calls to consumers by an automated telephone dialing system or using a pre-recorded message or automated voice without their consent and seek up to $1,500 for each violation. The amount of damages sought in the aggregate is unspecified. Abdeljalil et al. v. GE Capital Retail Bank was filed on August 22, 2012 in the U.S. District Court for the Southern District of California, originally naming GECC as the defendant. In August 2013, the Court denied without prejudice GECC’s motion to dismiss the class allegations. GECC subsequently was dismissed and the plaintiffs amended the complaint to name the Bank as the defendant. On April 28, 2014, the plaintiffs filed a motion to certify the alleged class. Travaglio et al. v. GE Capital Retail Bank and Allied Interstate LLC was filed on January 17, 2014 in the U.S. District Court for the Middle District of Florida. On April 16, 2014, the Court stayed the action pending the disposition of the Bank's motion to compel arbitration, which was filed on April 25, 2014, along with a motion to dismiss and strike the class allegations. Since May 9, 2014, the case has been stayed in its entirety while the parties participate in mediation proceedings. Cowan v. GE Capital Retail Bank was filed on May 14, 2014 in the U.S. District Court for the District of Connecticut. On August 4, 2014, the Bank filed motions to stay and dismiss the action.  Fitzhenry v. Lowe’s Companies Inc. and GE Capital Retail Bank was filed on May 29, 2014 in the U.S. District Court for the District of South Carolina. On August 4, 2014, the Bank filed an answer and a motion to stay the action. Pittman et al. v. GE Capital d/b/a GE Capital Retail Bank was filed on July 29, 2014 in the U.S. District Court for the Northern District of Alabama.
NOTE 15.    SUBSEQUENT EVENTS
The Transactions
In July and August 2014, we entered into the Transactions to effect the first steps in GE’s planned staged exit from our business, which we describe below.
The IPO
On August 5, 2014, we closed the IPO of 125 million shares of our common stock at a price to the public of $23.00 per share and on September 3, 2014, we issued an additional 3.5 million shares of our common stock pursuant to the Underwriters' Option. We received net proceeds from the IPO and the Underwriters' Option of approximately $2.8 billion. Prior to the IPO, in July 2014, we completed a stock split pursuant to which each share held by the holder of our common stock was reclassified into 5,262.3512 shares. The effects of the stock split have been reflected for all historical periods presented. Following the IPO and the Underwriters' Option, GE currently owns approximately 84.6% of our common stock.
Debt Financings

On August 5, 2014, we borrowed the full amount under a new term loan facility (the “New Bank Term Loan Facility”) with third party lenders that provided $8.0 billion principal amount of unsecured term loans maturing in 2019. The New Bank Term Loan Facility bears interest based upon, at our option, (i) a base rate plus a margin of 0.65% to 1.40% or (ii) a LIBOR rate plus a margin of 1.65% to 2.40%, with the margin, in each case, based on our long-term senior unsecured non-credit-enhanced debt ratings or, if such rating has not been assigned to our debt by the applicable rating agency, a corporate credit rating. The initial base rate and LIBOR margins are 0.90% and 1.90%, respectively.

On August 5, 2014, we also borrowed the full amount under a new term loan facility (the “New GECC Term Loan Facility”) with GECC that provided $1.5 billion principal amount of unsecured term loan maturing in 2019, and we repaid all of our existing related party debt owed to GECC, outstanding on the closing date of the IPO, which totaled $8.0 billion (of which $7.9 billion was outstanding at June 30, 2014). The New GECC Term Loan Facility bears interest based upon, at our option, (i) a base rate plus a margin of 3.00% or (ii) a LIBOR rate plus a margin of 4.00%.

On August 11, 2014, we issued a total of $3.6 billion principal amount of unsecured senior notes, comprising $0.5 billion aggregate principal amount of 1.875% senior notes due 2017, $1.1 billion aggregate principal amount of 3.000% senior notes due 2019, $0.75 billion aggregate principal amount of 3.750% senior notes due 2021, and $1.25 billion aggregate principal amount of 4.250% senior notes due 2024. We used $0.6 billion of the net proceeds from this issuance to prepay, on a pro rata basis, $0.5 billion of the New Bank Term Loan Facility and $0.1 billion of the New GECC Term Loan Facility.
Agreements with GE and Affiliates

In connection with the IPO, we entered into various agreements with GE and its affiliates. On July 30, 2014, we entered into a Master Agreement with GECC and, for limited purposes only, GE. The Master Agreement sets forth our agreements with GE and GECC relating to the ownership of certain assets and the allocation of certain liabilities in connection with the separation of our company from GECC. It also sets forth other agreements governing our relationship with GECC and its affiliates after the IPO. In connection with the IPO, we entered into the following agreements with GE and its affiliates:

•
Transitional Services Agreement - pursuant to which, among other things, we and GECC provide each other, on a transitional basis, certain administrative and support services and other assistance consistent with the services we and GECC provided to each other before the IPO.

•
Registration Rights Agreement - pursuant to which, among other things, we provided GECC with registration rights relating to shares of our common stock held by GECC or permitted transferees after the IPO.

•
Tax Sharing and Separation Agreement - which, among other things, governs the allocation between GE and us of the responsibilities for the taxes of the GE group. The Tax Sharing and Separation Agreement also allocates rights, obligations and responsibilities in connection with certain administrative matters relating to the preparation of tax returns and control of tax audits and other proceedings relating to taxes.

•
Employee Matters Agreement - which, among other things, governs certain employee, compensation and benefits matters among us, GECC and GE. Under the Employee Matters Agreement, among other things, the Company generally assumes or retains liabilities relating to the employment or services of any person with respect to our business before or after the completion of the IPO. The Employee Matters Agreement also generally provides for continued participation by our employees in GE benefits for so long as GE owns at least 50% of our common stock.

•
Transitional Trademark License Agreement - pursuant to which, among other things, GE granted us a limited, non-exclusive, royalty-free, non-transferable license (with no right to sublicense) to use (i) certain marks, logos, and the GE monogram in connection with our products and services until such time as GE ceases to beneficially own more than 50% of our outstanding common stock, subject to certain exceptions and (ii) a specified tagline in connection with our products and services and in the general promotion of our business for a period of three years after GE ceases to beneficially own more than 50% of our outstanding common stock.

•
Intellectual Property Cross License Agreement - pursuant to which, among other things, we and GE grant each other a non-exclusive, irrevocable, royalty-free, fully paid-up, worldwide, perpetual license under certain intellectual property rights that they each own or license.

•
Subservicing Agreement - pursuant to which we will continue to act as subservicer for one of our securitization entities for which GECC provides servicing relating to loan receivables owned by the securitization entity. In connection with the IPO, we terminated all other servicing and subservicing agreements with GECC and they were replaced by the Transitional Services Agreement to the extent these services will continue to be received from, or provided to, GECC following the IPO.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes to our market risk during the three months ended June 30, 2014. For a discussion of our exposure to market risk at March 31, 2014, refer to “Management's Discussion and Analysis - Quantitative and Qualitative Disclosures about Market Risk” in our Registration Statement.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

No change in internal control over financial reporting occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of legal proceedings, see Note 14. Legal Proceedings and Regulatory Matters to our condensed consolidated and combined financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in our Registration Statement under the heading “Risk Factors”.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Initial Public Offering
On August 5, 2014, we closed the IPO of 125 million shares of our common stock at a price to the public of $23.00 per share and on September 3, 2014, we issued an additional 3.5 million shares of our common stock pursuant to the Underwriters' Option. The total offering price for all shares sold in the IPO and pursuant to the Underwriters' Option, was $2.955 billion. The net proceeds from the IPO were approximately $2.841 billion, after deducting underwriter discounts and commissions of $88.7 million and estimated offering expenses of approximately $25 million. The offer and sale of up to 143,750,000 shares of our common stock to be offered in the IPO (for a gross offering amount of $3.3 billion), including the Underwriters’ Option, were registered under the Securities Act pursuant to a registration statement on Form S-1 (Registration No. 333 -194528), which was declared effective by the SEC on July 30, 2014. The joint book-running managers for the IPO were Goldman, Sachs & Co., J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Morgan Stanley & Co. LLC, Barclays Capital Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. The offering pursuant to the Registration Statement has terminated.
All of the underwriting discounts and expenses related to the offering were direct or indirect payments to persons other than: (1) our directors, officers or any of their associates, (2) persons owning 10% or more of our common shares or (3) our affiliates.
The net proceeds from the IPO were fully used, as described in the final prospectus relating to the IPO, together with borrowings under the New Bank Term Loan Facility and the New GECC Term Loan Facility, to repay all of our related party debt owed to GECC (a person owning more than 10% of our common shares) and its affiliates outstanding on the closing date of the IPO, which totaled $8.0 billion (of which $7.9 billion was outstanding at June 30, 2014), increase our capital and liquidity portfolio and pay fees and expenses related to the Transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

For a description of the termination of the GECC Revolving Credit Facilities, see “Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Funding Sources-Short-Term Borrowings” in this Form 10-Q.
GE, our parent company, included the following disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934 within its Form 10-Q for the three and six months ended June 30, 2014:
GE Money Bank, Czech Republic (GEMB CZ) is a full-service retail bank in the Czech Republic and a subsidiary of General Electric Capital Corporation. GEMB CZ maintains a $7.5 million line of credit and three cash accounts for DF DeutscheForfait s.r.o., a Czech company (DF Sub), which purchases receivables from imports and exports in Central and Eastern Europe. DF Sub is a subsidiary of DF Deutsche Forfait AG, a German company (DF Parent). On February 6, 2014, DF Parent was added to the specially designated nationals and blocked persons (SDN List) of the Office of Foreign Assets Control (OFAC) pursuant to E.O. 13382. The accounts at GEMB CZ for DF Sub pre-date this designation. Following the designation, GEMB CZ terminated its relationship with DF Sub. We believe that the transactions with DF Sub were permissible and do not violate U.S. law.
GE Money Bank, Czech Republic is not a subsidiary of the Company.

ITEM 6. EXHIBITS

Exhibit Number	Description
4*	Instruments defining rights of holders of long-term debt
31(a)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
31(b)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
32	Certification Pursuant to 18 U.S.C. Section 1350.
101
The following materials from Synchrony Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated and Combined Statements of Earnings for the three and six months ended June 30, 2014 and 2013, (ii) Condensed Consolidated and Combined Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iii) Condensed Consolidated and Combined Statements of Financial Position at June 30, 2014 and December 31, 2013, (iv) Condensed Consolidated and Combined Statements of Changes in Equity for the six months ended June 30, 2014 and 2013, (v) Condensed Consolidated and Combined Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (vi) Notes to Condensed Consolidated and Combined Financial Statements.

______________________

(*)
Pursuant to Item 601(4)(iii) of Regulation S-K, the Company is not required to file any instrument with respect to long-term debt not being registered if the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such instrument to the SEC upon request.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synchrony Financial
(Registrant)

September 5, 2014	/s/ Brian D. Doubles
Date	Brian D. Doubles Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)