Form 10-Q
period 2014-09-30
Synchrony Financial
filed 2014-10-31
CIK 1601712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 30, 2014 was 833,764,589.

Synchrony Financial

Cautionary Note Regarding Forward-Looking Statements:

Various statements in this Quarterly Report on Form 10-Q may contain “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “will,” “should,” “may” or words of similar meaning, but these words are not the exclusive means of identifying forward-looking statements.

Forward-looking statements are based on management’s current expectations and assumptions, and are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, actual results could differ materially from those indicated in these forward-looking statements. Factors that could cause actual results to differ materially include global political, economic, business, competitive, market, regulatory and other factors and risks, such as: the impact of macroeconomic conditions and whether industry trends we have identified develop as anticipated; retaining existing partners and attracting new partners, concentration of our platform revenue in a small number of Retail Card partners, promotion and support of our products by our partners, and financial performance of our partners; our need for additional financing, higher borrowing costs and adverse financial market conditions impacting our funding and liquidity, and any reduction in our credit ratings; our ability to securitize our loans, occurrence of an early amortization of our securitization facilities, loss of the right to service or subservice our securitized loans, and lower payment rates on our securitized loans; our reliance on dividends, distributions and other payments from the Bank; our ability to grow our deposits in the future; changes in market interest rates and the impact of any margin compression; effectiveness of our risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, our ability to manage our credit risk, the sufficiency of our allowance for loan losses and the accuracy of the assumptions or estimates used in preparing our financial statements; our ability to offset increases in our costs in retailer share arrangements; competition in the consumer finance industry; our concentration in the U.S. consumer credit market; our ability to successfully develop and commercialize new or enhanced products and services; our ability to realize the value of strategic investments; reductions in interchange fees; fraudulent activity; cyber-attacks or other security breaches; failure of third parties to provide various services that are important to our operations; disruptions in the operations of our computer systems and data centers; international risks and compliance and regulatory risks and costs associated with international operations; catastrophic events; alleged infringement of intellectual property rights of others and our ability to protect our intellectual property; litigation and regulatory actions; damage to our reputation; our ability to attract, retain and motivate key officers and employees; tax legislation initiatives or challenges to our tax positions and state sales tax rules and regulations; significant and extensive regulation, supervision, examination and enforcement of our business by governmental authorities, the impact of the Dodd-Frank Act and the impact of the CFPB’s regulation of our business; changes to our methods of offering our CareCredit products; impact of capital adequacy rules; restrictions that limit our ability to pay dividends and repurchase our capital stock and that limit the Bank’s ability to pay dividends; regulations relating to privacy, information security and data protection as well as anti-money laundering and anti-terrorism financing laws; use of third-party vendors and ongoing third-party business relationships; effect of GECC being subject to regulation by the Federal Reserve Board both as a savings and loan holding company and as a systemically important financial institution; GE not completing the separation from us as planned or at all, GE’s inability to obtain savings and loan holding company deregistration (the “GE SLHC Deregistration”) and GE continuing to have significant control over us; completion by the Federal Reserve Board of a review (with satisfactory results) of our preparedness to operate on a standalone basis, independently of GE, and Federal Reserve Board approval required for us to continue to be a savings and loan holding company, including the timing of the approval and the imposition of any significant additional capital or liquidity requirements; our need to establish and significantly expand many aspects of our operations and infrastructure; delays in receiving or failure to receive Federal Reserve Board agreement required for us to be treated as a financial holding company after the GE SLHC Deregistration; loss of association with GE’s strong brand and reputation; limited right to use the GE brand name and logo and need to establish a new brand; GE has significant control over us; terms of our arrangements with GE may be more favorable than we will be able to obtain from unaffiliated third parties; obligations associated with being a public company; our incremental cost of operating as a standalone public company could be substantially more than anticipated; GE could engage in businesses that compete with us, and conflicts of interest may arise between us and GE; and failure caused by us of GE’s distribution of our common stock to its stockholders in exchange for its common stock to qualify for tax-free treatment, which may result in significant tax liabilities to GE for which we may be required to indemnify GE.

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

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated and combined financial statements and related notes included elsewhere in this quarterly report and in the Registration Statement. The discussion below contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations. See “Cautionary Note Regarding Forward-Looking Statements.” References in this Form 10-Q to the “Company”, “we”, “us” and “our” are to Synchrony Financial and its combined and consolidated subsidiaries unless the context otherwise requires; references to “GE” are to General Electric Company and its subsidiaries; references to “GECC” are to General Electric Capital Corporation (a subsidiary of GE) and its subsidiaries; and references to the “Bank” are to our wholly-owned subsidiary, Synchrony Bank.

Introduction

Business Overview

We are one of the premier consumer financial services companies in the United States. We provide a range of credit products through programs we have established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” For the three and nine months ended September 30, 2014, we financed $26.0 billion and $73.1 billion of purchase volume, respectively, and at September 30, 2014, we had $56.8 billion of loan receivables and 60.5 million active accounts. For the three and nine months ended September 30, 2014, we had net earnings of $548 million and $1,578 million, respectively, representing a return on assets of 3.2% and 3.4%, respectively.
We offer our credit products primarily through our wholly-owned subsidiary, Synchrony Bank. Through the Bank, we offer a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”). We are continuing to expand our direct banking operations to increase our deposit base as a source of stable and diversified low cost funding for our credit activities. We had $32.7 billion in deposits at September 30, 2014.
The Transactions

In connection with the Company’s initial public offering of its common stock, we entered into the following series of transactions (the “Transactions”) in the third quarter of 2014 to effect the first steps in GE’s planned staged exit from our business.

The IPO

On August 5, 2014, we closed the initial public offering (the “IPO”) of 125 million shares of our common stock at a price to the public of $23.00 per share and on September 3, 2014, we issued an additional 3.5 million shares of our common stock pursuant to an option granted to the underwriters in the IPO (the “Underwriters' Option”). We received net proceeds from the IPO and the Underwriters' Option of approximately $2.8 billion. Following the closing of the IPO and the Underwriters' Option, GE owned, and currently owns, approximately 84.6% of our common stock.

Debt Financings

On August 5, 2014, we borrowed the full amount under a new term loan facility (the “New Bank Term Loan Facility”) with third party lenders that provided $8.0 billion principal amount of unsecured term loans maturing in 2019. We also repaid all of our existing related party debt owed to GECC, outstanding on the closing date of the IPO, which totaled $8.0 billion and borrowed the full amount under a new term loan facility (the “New GECC Term Loan Facility”) with GECC that provided $1.5 billion principal amount of unsecured term loan maturing in 2019. On August 11, 2014, we issued a total of $3.6 billion principal amount of unsecured senior notes with various maturities ranging from 2017 through 2024, and used $0.6 billion of the net proceeds from this issuance to prepay, on a pro rata basis, $0.5 billion of the New Bank Term Loan Facility and $0.1 billion of the New GECC Term Loan Facility. Subsequent to the third quarter, on October 6, 2014, we increased our borrowings under the New Bank Term Loan Facility by $750 million, using the proceeds to prepay additional principal outstanding under the New GECC Term Loan Facility, and thereby reducing the principal amount outstanding of that facility to $655 million. See Funding, Liquidity and Capital Resources - Funding Sources - Third Party Debt for additional information on these facilities.

Agreements with GE and Affiliates

In connection with the IPO, we entered into a master agreement and a number of other agreements with GE and GECC setting forth various matters governing our relationship with GE and GECC after the completion of the IPO. See Note 15. Related Party Transactions to our condensed consolidated and combined financial statements for additional information on these agreements with GE and GECC.
Our Sales Platforms
We conduct our operations through a single business segment and offer our products through three sales platforms (Retail Card, Payment Solutions and CareCredit). Those platforms are organized by the types of products we offer and the partners we work with, and are measured on platform revenues, loan receivables, new accounts and other sales metrics.
The following table sets forth the platform revenue for each of our sales platforms for the periods indicated.

Sales Platform Revenue(1)	Three months ended September 30,				Nine months ended September 30,
($ in millions)	2014		2013		2014		2013
Retail Card	$1,694	67.2%	$1,544	66.6%	$5,057	68.3%	$4,709	68.0%
Payment Solutions	403	16.0%	382	16.5%	1,149	15.5%	1,112	16.1%
CareCredit	422	16.8%	391	16.9%	1,204	16.2%	1,101	15.9%
	$2,519	100.0%	$2,317	100.0%	$7,410	100.0%	$6,922	100.0%
______________________

(1)
For a definition of platform revenue, which is a non-GAAP measure, and its reconciliation to interest and fees on loans, see “Results of Operations - For the Three and Nine Months Ended September 30, 2014 and 2013 - Platform Analysis - Non-GAAP Measure” below.

Retail Card. Retail Card is a leading provider of private label credit cards, and also provides Dual Cards and small and medium-sized business credit products. Our patented Dual Cards are credit cards that function as private label credit cards when used to purchase goods and services from our partners and as general purpose credit cards when used elsewhere. We offer one or more of these products primarily through 19 national and regional retailers with which we have program agreements that have an expiration date in 2016 or beyond and which accounted for greater than 95% of both our Retail Card platform revenue for the nine months ended September 30, 2014 and our Retail Card loan receivables at September 30, 2014. The average length of our relationship with these Retail Card partners is 16 years. Retail Card’s platform revenue consists of interest and fees on our loan receivables, plus other income, less retailer share arrangements. Other income primarily consists of interchange fees earned on Dual Card transactions (when the card is used outside of our partners' sales channels) and fees paid to us by customers who purchase our debt cancellation products, less loyalty program payments. Substantially all of the credit extended in this platform is on standard terms.
Payment Solutions. Payment Solutions is a leading provider of promotional financing for major consumer purchases, offering primarily private label credit cards and installment loans. At September 30, 2014, Payment Solutions offered these products through approximately 62,000 participating partners consisting of national and regional retailers, local merchants, manufacturers, buying groups and industry associations. Substantially all of the credit extended in this platform is promotional financing. Payment Solutions’ platform revenue primarily consists of interest and fees on our loan receivables, including “merchant discounts,” which are fees paid to us by our partners in almost all cases to compensate us for all or part of foregone interest revenue associated with promotional financing.
CareCredit. CareCredit is a leading provider of promotional financing to consumers for elective healthcare procedures or services, such as dental, veterinary, cosmetic, vision and audiology. At September 30, 2014, we had a network of CareCredit providers that collectively have over 185,000 locations, the vast majority of which are individual or small groups of independent healthcare providers, through which we offer a CareCredit branded private label credit card. Substantially all of the credit extended in this platform is promotional financing. CareCredit’s platform revenue primarily consists of interest and fees on our loan receivables, including merchant discounts.
Our Credit Products
Through our platforms, we offer three principal types of credit products: credit cards, commercial credit products and consumer installment loans.

The following table sets forth each credit product by type and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at September 30, 2014.

Credit Product	Standard Terms	Promotional Offer	Total
Credit cards	66.8	28.8	95.6
Commercial credit products	2.5	—	2.5
Consumer installment loans	—	1.9	1.9
Total	69.3%	30.7%	100.0%
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

•
Dual Cards. Our patented Dual Cards are credit cards that function as private label credit cards when used to purchase goods and services from our partners and as general purpose credit cards when used elsewhere. Credit extended under our Dual Cards typically is extended under standard terms only. Currently, only Retail Card offers Dual Cards. At September 30, 2014, we offered Dual Cards through 18 of our 24 Retail Card programs.

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

◦	expected continued growth in our direct deposits

◦	the significant increase in the amount of debt outstanding to fund the increase in the size of our liquidity portfolio

◦	the replacement of our historical related party debt funding from GECC with higher cost funding provided by third parties

◦	a rising interest rate environment
•Extended duration of program agreements and expiration of program agreements that are not extended
•Increases in retailer share arrangement payments and other expense under extended program agreements
•Stable asset quality and enhancements to allowance for loan loss methodology
•Increases in other expense to operate as a fully independent company
•Impact of regulatory developments

•	Increased capital and liquidity levels following our IPO and in preparation for our separation from GE

For a discussion of these trends and conditions, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Trends and Conditions” in our Registration Statement. For a discussion of how these trends and conditions impacted the three and nine months ended September 30, 2014, see “Results of Operations - For the Three and Nine Months Ended September 30, 2014”.
Seasonality
In our Retail Card and Payment Solutions platforms, we experience fluctuations in transaction volumes and the level of loan receivables as a result of higher seasonal consumer spending and payment patterns that typically result in an increase of loan receivables from August through a peak in late December, with reductions in loan receivables occurring over the first and second quarters of the following year as customers pay their balances down.
The seasonal impact to transaction volumes and the loan receivables balance typically results in fluctuations in our results of operations, delinquency metrics and the allowance for loan losses as a percentage of total loan receivables between quarterly periods. These fluctuations are generally most evident between the fourth quarter and the first quarter of the following year.
In addition to the seasonal variance in loan receivables discussed above, we also experience a seasonal increase in delinquency rates and delinquent loan receivables balances during the third and fourth quarters of each year due to lower customer payment rates. Our delinquency rates and delinquent loan receivables balances typically decrease during the subsequent first and second quarters as customers begin to pay down their loan balances and return to current status. Because customers who were delinquent during the fourth quarter of a calendar year have a higher probability of returning to current status when compared to customers who are delinquent at the end of each of our interim reporting periods, we expect that a higher proportion of delinquent accounts outstanding at an interim period end will result in charge-offs, as compared to delinquent accounts outstanding at a year end. Consistent with this historical experience, we generally experience a higher allowance for loan losses as a percentage of total loan receivables at the end of an interim period, as compared to the end of a calendar year. In addition, despite improving credit metrics such as declining past due amounts, we may experience an increase in our allowance for loan losses at an interim period end compared to the prior year end, reflecting these same seasonal trends.
Results of Operations—For the Three and Nine Months Ended September 30, 2014 and 2013
The discussion below provides an analysis of our results of operations for the three and nine months ended September 30, 2014 and 2013.
Highlights for the Three and Nine Months Ended September 30, 2014
Below are highlights of our performance for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013, as applicable, except as otherwise noted.

•
Net earnings decreased 14.5% to $548 million for the three months ended September 30, 2014, driven by increases in other expenses, provision for loan losses and interest expense, partially offset by higher interest income. Net earnings increased 2.7% to $1,578 million for the nine months ended September 30, 2014, driven by higher net interest income and a reduction in our provision for loan losses, partially offset by increases in retailer share arrangements and other expenses.

•	Loan receivables increased 6.6% to $56,767 million at September 30, 2014 compared to September 30, 2013, primarily driven by higher purchase volume and average active account growth.

•	Net interest income increased 6.5% to $2,879 million and 8.0% to $8,342 million for the three and nine months ended September 30, 2014, respectively, primarily due to higher average loan receivables.

•
Payments to our partners under our retailer share arrangements increased 1.9% to $693 million and 9.7% to $1,877 million for the three and nine months ended September 30, 2014, respectively, primarily as a result of improved performance, including lower provision for loan losses for the nine months ended September 30, 2014, and the growth of the programs in which we have retailer share arrangements, as well as from changes to the terms of the retailer share arrangements for those partners with whom we extended program agreements in late 2013 and in 2014.

•
Loan delinquencies as a percentage of receivables decreased with the over-30 day delinquency rate decreasing to 4.26% at September 30, 2014 from 4.32% at September 30, 2013, driven by continued improvement in the U.S. economy and employment rates. Net charge-off rates remained relatively stable for the three and nine months ended September 30, 2014, decreasing slightly to 4.05% for the three months ended September 30, 2014 from 4.07% for the three months ended September 30 2013, and increasing slightly to 4.57% for the nine months ended September 30, 2014 from 4.52% for the nine months ended September 30, 2013.

•
Provision for loan losses increased by $134 million, or 24.8%, for the three months ended September 30, 2014.  This increase was primarily driven by portfolio growth and the impact from the timing of enhancements made in 2013 to our allowance for loan losses methodology. Provision for loan losses decreased by $134 million, or 5.9%, for the nine months ended September 30, 2014.  This decrease was driven primarily as a result of an incremental provision of $538 million recorded in the first quarter of 2013 relating to the enhancements to our allowance for loan loss methodology, which was not repeated in the current period.  This decrease was partially offset by increased provisions primarily driven by portfolio growth.  Our allowance coverage ratio (allowance for loan losses as a percent of end of period loan receivables) increased to 5.46% at September 30, 2014, as compared to 5.24% at September 30, 2013.

•
Other expense increased to $728 million from $575 million and to $2,135 million from $1,677 million for the three and nine months ended September 30, 2014 and 2013, respectively, driven by business growth, increased marketing investments and incremental costs associated with building a standalone infrastructure.

•
We completed the initial public offering of a total of 128.5 million shares of our common stock and our new debt financings which increased our indebtedness with third parties and reduced our funding from GECC. The net proceeds from these transactions increased our liquidity portfolio by $7.3 billion. Our liquidity portfolio, including undrawn credit facilities was $19.7 billion at September 30, 2014.

•
We have invested in our direct banking activities to grow our deposit base. Total deposits have increased 27.1% to $32.7 billion at September 30, 2014, compared to December 31, 2013, driven primarily by growth in our direct deposits of 66.4% to $18.3 billion at September 30, 2014.

•
During the nine months ended September 30, 2014, we have extended five program agreements in Retail Card (American Eagle, Gap Inc., Lowe's, QVC and Sam’s Club), representing $18.8 billion in loan receivables at September 30, 2014. In addition, we extended our program agreement with PayPal until October 2016 and do not expect it to extend beyond that date. Based on notices received to date, existing program agreements with five Retail Card partners, representing $1.9 billion in loan receivables, including loan receivables held for sale, at September 30, 2014, are not expected to be renewed, but may be temporarily extended for a short period beyond their current contractual expiration dates, which primarily occur during the fourth quarter of 2014. The program agreements that were not extended will continue to be reported in our results of operations through their contractual expiration dates.

•
In our Payment Solutions sales platform, we increased the number of participating partners in our network by over 1,000 partners, compared to the number of partners at September 30, 2013. In our CareCredit network, we increased the number of provider locations by over 9,000 locations, compared to the number of locations at September 30, 2013.

Summary Earnings
The following table sets forth our results of operations for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2014	2013	2014	2013
Interest income	$3,123	$2,886	$8,982	$8,276
Interest expense	244	183	640	554
Net interest income	2,879	2,703	8,342	7,722
Retailer share arrangements	(693)	(680)	(1,877)	(1,711)
Net interest income, after retailer share arrangements	2,186	2,023	6,465	6,011
Provision for loan losses	675	541	2,120	2,254
Net interest income, after retailer share arrangements and provision for loan losses	1,511	1,482	4,345	3,757
Other income	96	114	323	370
Other expense	728	575	2,135	1,677
Earnings before provision for income taxes	879	1,021	2,533	2,450
Provision for income taxes	331	380	955	914
Net earnings	$548	$641	$1,578	$1,536

Other Financial and Statistical Data

The following table sets forth certain other financial and statistical data for the periods indicated.

	At and for the		At and for the
	three months ended September 30,		nine months ended September 30,
($ in millions)	2014	2013	2014	2013
Financial Position Data (Average):
Loan receivables, including held for sale	$57,391	$52,580	$56,238	$51,488
Total assets	$68,300	$54,906	$63,332	$55,235
Deposits	$31,665	$21,489	$29,058	$21,843
Borrowings	$25,228	$25,271	$23,845	$25,462
Total equity	$8,199	$5,266	$7,157	$5,193
Selected Performance Metrics:
Purchase volume(1)	$26,004	$23,499	$73,068	$66,856
Retail Card	$20,991	$18,840	$58,736	$53,540
Payment Solutions	$3,226	$2,963	$9,028	$8,249
CareCredit	$1,787	$1,696	$5,304	$5,067
Average active accounts (in thousands)(2)	59,907	56,171	59,394	55,523
Net interest margin(3)	17.11%	19.69%	17.80%	18.74%
Net charge-offs	$579	$533	$1,910	$1,736
Net charge-offs as a % of average loan receivables, including held for sale	4.05%	4.07%	4.57%	4.52%
Allowance coverage ratio(4)	5.46%	5.24%	5.46%	5.24%
Return on assets(5)	3.2%	4.7%	3.4%	3.7%
Return on equity(6)	26.8%	48.8%	29.7%	39.7%
Equity to assets(7)	13.53%	10.06%	13.53%	10.06%
Other expense as a % of average loan receivables, including held for sale	5.09%	4.39%	5.11%	4.37%
Efficiency ratio(8)	31.9%	26.9%	31.5%	26.3%
Effective income tax rate	37.7%	37.2%	37.7%	37.3%
Selected Period End Data:
Loan receivables	$56,767	$53,265	$56,767	$53,265
Allowance for loan losses	$3,102	$2,792	$3,102	$2,792
30+ days past due as a % of period-end loan receivables	4.26%	4.32%	4.26%	4.32%
90+ days past due as a % of period-end loan receivables	1.85%	1.83%	1.85%	1.83%
Total active accounts (in thousands)(2)	60,489	56,703	60,489	56,703
______________________

(1)
Purchase volume, or net credit sales, represents the aggregate amount of charges incurred on credit cards or other credit product accounts less returns during the period. Purchase volume includes activity related to our portfolios classified as held for sale.

(2)	Active accounts represent credit card or installment loan accounts on which there has been a purchase, payment or outstanding balance in the current month.

(3)	Net interest margin represents net interest income divided by average interest-earning assets.

(4)	Allowance coverage ratio represents allowance for loan losses divided by total period-end loan receivables.

(5)	Return on assets represents net earnings as a percentage of average total assets.

(6)	Return on equity represents net earnings as a percentage of average total equity.

(7)	Equity to assets represents equity as a percentage of total assets.

(8)	Efficiency ratio represents (i) other expense, divided by (ii) net interest income, after retailer share arrangements, plus other income.

Average Balance Sheet
The following tables set forth information for the periods indicated regarding average balance sheet data, which are used in the discussion of interest income, interest expense and net interest income that follows.

	2014			2013
Three months ended September 30 ($ in millions)	Average Balance(1)	Interest Income / Expense	Average Yield / Rate(2)	Average Balance(1)	Interest Income/ Expense	Average Yield / Rate(2)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(3)	$9,793	$4	0.16%	$2,266	$1	0.18%
Securities available for sale	309	3	3.89%	227	2	3.53%
Loan receivables(4):
Credit cards, including held for sale(5)	54,891	3,054	22.32%	49,790	2,812	22.65%
Consumer installment loans	1,070	25	9.37%	1,374	33	9.63%
Commercial credit products	1,412	37	10.51%	1,404	38	10.86%
Other	18	—	—%	12	—	—%
Total loan receivables	57,391	3,116	21.78%	52,580	2,883	21.99%
Total interest-earning assets	67,493	3,123	18.56%	55,073	2,886	21.02%
Non-interest-earning assets:
Cash and due from banks	1,260			535
Allowance for loan losses	(3,058)			(2,799)
Other assets	2,605			2,097
Total non-interest-earning assets	807			(167)
Total assets	$68,300			$54,906
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$31,459	$126	1.61%	$21,012	$94	1.79%
Borrowings of consolidated securitization entities	15,102	57	1.51%	16,058	51	1.27%
Related party debt	4,582	15	1.31%	9,213	38	1.65%
Third party debt	5,544	46	3.33%	—	—	—%
Total interest-bearing liabilities	56,687	244	1.73%	46,283	183	1.59%
Non-interest-bearing liabilities
Non-interest-bearing deposit accounts	206			477
Other liabilities	3,208			2,880
Total non-interest-bearing liabilities	3,414			3,357
Total liabilities	60,101			49,640
Equity
Total equity	8,199			5,266
Total liabilities and equity	$68,300			$54,906
Interest rate spread(6)			16.83%			19.43%
Net interest income		$2,879			$2,703
Net interest margin(7)			17.11%			19.69%

	2014			2013
Nine months ended September 30 ($ in millions)	Average Balance(1)	Interest Income / Expense	Average Yield / Rate(2)	Average Balance(1)	Interest Income/ Expense	Average Yield / Rate(2)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(3)	$6,587	$9	0.18%	$3,589	$7	0.26%
Securities available for sale	281	9	4.31%	209	6	3.85%
Loan receivables(4):
Credit cards, including held for sale(5)	53,836	8,781	21.97%	48,745	8,053	22.17%
Consumer installment loans	1,012	72	9.58%	1,382	99	9.61%
Commercial credit products	1,374	111	10.88%	1,350	111	11.03%
Other	16	—	—%	11	—	—%
Total loan receivables	56,238	8,964	21.47%	51,488	8,263	21.54%
Total interest-earning assets	63,106	8,982	19.17%	55,286	8,276	20.09%
Non-interest-earning assets:
Cash and due from banks	863			545
Allowance for loan losses	(2,997)			(2,609)
Other assets	2,360			2,013
Total non-interest-earning assets	226			(51)
Total assets	$63,332			$55,235
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$28,799	$331	1.55%	$21,355	$281	1.77%
Borrowings of consolidated securitization entities	14,888	158	1.43%	16,560	162	1.31%
Related party debt	6,739	105	2.10%	8,902	111	1.67%
Third party debt	2,218	46	2.79%	—	—	—%
Total interest-bearing liabilities	52,644	640	1.64%	46,817	554	1.59%
Non-interest-bearing liabilities
Non-interest-bearing deposit accounts	259			488
Other liabilities	3,272			2,737
Total non-interest-bearing liabilities	3,531			3,225
Total liabilities	56,175			50,042
Equity
Total equity	7,157			5,193
Total liabilities and equity	$63,332			$55,235
Interest rate spread(6)			17.53%			18.50%
Net interest income		$8,342			$7,722
Net interest margin(7)			17.80%			18.74%
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

(3)
Includes average restricted cash balances of $212 million and $53 million for the three months ended September 30, 2014 and 2013, respectively, and $152 million and $53 million for the nine months ended September 30, 2014 and 2013, respectively.

(4)	Non-accrual loans are included in the average loan receivables balances.

(5)
Interest income on credit cards includes fees on loans of $563 million and $542 million for the three months ended September 30, 2014 and 2013, respectively, and $1,589 million and $1,491 million for the nine months ended September 30, 2014 and 2013, respectively.

(6)	Interest rate spread represents the difference between the yield on total interest-earning assets and the rate on total interest-bearing liabilities.

(7)	Net interest margin represents net interest income divided by average total interest-earning assets.
For a summary description of the key line items included in our Statements of Earnings, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Description of Key Combined Statements of Earnings Line Items” in our Registration Statement.
Interest Income
Interest income increased by $237 million, or 8.2%, for the three months ended September 30, 2014. This increase was driven primarily by growth in our loan receivables.

•
Average interest-earning assets. Interest-earning assets are comprised primarily of loan receivables, as well as interest-earning cash and equivalents following the IPO and debt financings in the three months ended September 30, 2014. Average loan receivables, including loans held for sale, increased by $4,811 million, or 9.1%, for the three months ended September 30, 2014. This increase in average loan receivables was driven primarily by higher purchase volume resulting from an increase in average active credit card accounts to 59.9 million for the three months ended September 30, 2014 from 56.2 million for the three months ended September 30, 2013.

•
Yield on average interest-earning assets. The yield on interest-earning assets decreased to 18.56% for the three months ended September 30, 2014 from 21.02% for the three months ended September 30, 2013, driven primarily by an increase in our average interest-earning cash and equivalents following our IPO and increase in indebtedness, which earn a lower yield than our loan receivables. The yield on our average loan receivables decreased slightly to 21.78% for the three months ended September 30, 2014 from 21.99% for the three months ended September 30, 2013 reflecting a higher payment rate from our customers.

Interest income increased by $706 million, or 8.5%, for the nine months ended September 30, 2014. This increase was driven primarily by growth in our loan receivables.

•
Average interest-earning assets. Interest-earning assets are comprised primarily of loan receivables. Average loan receivables, including loans held for sale, increased by $4,750 million, or 9.2%, for the nine months ended September 30, 2014. This increase in average loan receivables was driven primarily by higher purchase volume resulting from an increase in average active credit card accounts to 59.4 million for the nine months ended September 30, 2014 from 55.5 million for the nine months ended September 30, 2013.

•
Yield on average interest-earning assets. The yield on interest-earning assets decreased to 19.17% for the nine months ended September 30, 2014 from 20.09% for the nine months ended September 30, 2013, driven primarily by an increase in our average interest-earning cash and equivalents which earn a lower yield than our loan receivables. The yield on our average loan receivables decreased slightly to 21.47% for the nine months ended September 30, 2014 from 21.54% for the nine months ended September 30, 2013, reflecting the higher payment rate from our customers in the third quarter of 2014.

Interest Expense
Interest expense increased by $61 million, or 33.3%, and by $86 million, or 15.5%, for the three and nine months ended September 30, 2014, respectively, driven primarily by increases in average interest-bearing liabilities of $10,404 million, or 22.5%, and of $5,827 million, or 12.4%, respectively. The increases in average interest-bearing liabilities for the three and nine months ended September 30, 2014 were driven primarily by increases of $10.4 billion and $7.4 billion, respectively, in our average interest-bearing deposit accounts, as well as from the new third party debt incurred in connection with the IPO, partially offset by a reduction in average borrowings under our securitization programs and our related party debt. Our cost of funds increased to 1.73% for the three months ended September 30, 2014 from 1.59% for the three months ended September 30, 2013, primarily reflecting the impact from our new third party debt. Our cost of funds increased slightly to 1.64% for the nine months ended September 30, 2014 from 1.59% for the nine months ended September 30, 2013.

Net Interest Income
Net interest income increased by $176 million, or 6.5%, and by $620 million, or 8.0%, for the three and nine months ended September 30, 2014, respectively, driven by growth in loan receivables, partially offset by higher interest expense and a decrease in our yield on interest-earning assets due to a higher average interest-earning cash and equivalents balance.
Retailer Share Arrangements
Retailer share arrangements increased by $13 million, or 1.9%, and by $166 million, or 9.7%, for the three and nine months ended September 30, 2014, respectively, driven by the growth and improved performance of the programs in which we have retailer share arrangements, partially offset by increases in provision for loan losses and other expense. The increase was also driven by changes to the terms of the retailer share arrangements for those partners with whom we extended program agreements in the second half of 2013 and in 2014. For the nine months ended September 30, 2014, the improved performance of the programs in which we have retailer share arrangements also included the effect of a lower provision for loan losses.
Provision for Loan Losses
Provision for loan losses increased by $134 million, or 24.8%, for the three months ended September 30, 2014.  This increase was primarily driven by portfolio growth and the impact from the timing of enhancements made in 2013 to our allowance for loan losses methodology.
Provision for loan losses decreased by $134 million, or 5.9%, for the nine months ended September 30, 2014.  This decrease was driven primarily as a result of an incremental provision of $538 million recorded in the first quarter of 2013 relating to the enhancements to our allowance for loan loss methodology, which was not repeated in the current period.  This decrease was partially offset by increased provisions primarily related to portfolio growth.  Our allowance coverage ratio (allowance for loan losses as a percent of period-end loan receivables) increased to 5.46% at September 30, 2014, as compared to 5.24% at September 30, 2013.  This increase was primarily driven by the ongoing application of the enhancements to our allowance for loan loss methodology implemented during the fourth quarter of 2013.
Other Income

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2014	2013	2014	2013
Interchange revenue	$101	$82	$269	$235
Debt cancellation fees	68	74	208	236
Loyalty programs	(84)	(58)	(190)	(156)
Other	11	16	36	55
Total other income	$96	$114	$323	$370
Other income decreased by $18 million, or 15.8%, and by $47 million, or 12.7%, for the three and nine months ended September 30, 2014, respectively. These decreases were primarily due to higher loyalty costs arising from the launch of new rewards programs with our partners and lower debt cancellation fees driven by fewer customers being enrolled in the product, partially offset by increased interchange revenue driven by increased purchase volume outside of our retail partners' sales channels.

Other Expense

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2014	2013	2014	2013
Employee costs	$239	$173	$639	$508
Professional fees	159	120	455	329
Marketing and business development	115	54	295	152
Information processing	47	47	152	141
Other	168	181	594	547
Total other expense	$728	$575	$2,135	$1,677
Other expense increased by $153 million and by $458 million, for the three and nine months ended September 30, 2014, respectively, due to increases in most of our expense categories.
Employee costs increased primarily due to additional compensation expenses for new employees and salary increases for existing employees driven by the growth of our business and the building of our standalone infrastructure. Professional fees increased due to higher professional and other consulting fees related to the IPO, our planned separation from GE and growth of the retail deposit platform. Marketing and business development costs increased due to increased marketing expenses for our programs, investments in our brand, including the launch of our new advertising campaign, and increased amortization expense associated with program acquisitions and extensions.
The “other” component decreased for the three months ended September 30, 2014 primarily due to lower corporate overhead allocations and assessments from GECC. Following the IPO, we no longer receive corporate overhead allocations and assessments from GECC. In connection with the IPO, we entered into various agreements with GE and its affiliates, including the Transitional Services Agreement (the “TSA”), pursuant to which, among other things, we and GECC provide each other, on a transitional basis, certain administrative and support services and other assistance consistent with the services we and GECC provided to each other before the IPO. As a result, all services provided by GECC to us following the IPO are directly billed to us in accordance with the terms of the relevant agreement, and are included in the appropriate cost categories (e.g., employee benefit costs are included in employee costs above). See Note 15. Related Party Transactions to our condensed consolidated and combined financial statements for additional information on our transactions with GE and GECC.
The increase in the "other" component for the nine months ended September 30, 2014 includes the effects of the $42 million increase in our reserves in the second quarter of 2014 for a self-identified consumer remediation.
Provision for Income Taxes
Our effective tax rate increased to 37.7% from 37.2% for the three months ended September 30, 2014 and 2013, respectively, and increased to 37.7% from 37.3% for the nine months ended September 30, 2014 and 2013, respectively. The effective tax rate for the three and nine months ended September 30, 2014 differs from the effective tax rate in the same periods in the previous year primarily due to certain non-deductible expenses in the current year periods, as well as an item related to an internal corporate reorganization in the nine months ended September 30, 2014. In each period, the effective tax rate differs from the U.S. federal statutory tax rate of 35.0%, primarily due to state income taxes.
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

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2014	2013	2014	2013
Interest and fees on loans	$3,116	$2,883	$8,964	$8,263
Other income	96	114	323	370
Retailer share arrangements	(693)	(680)	(1,877)	(1,711)
Platform revenue	$2,519	$2,317	$7,410	$6,922
Retail Card
The following table sets forth supplemental information related to our Retail Card platform for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2014	2013	2014	2013
Purchase volume	$20,991	$18,840	$58,736	$53,540
Period-end loan receivables	$38,466	$36,137	$38,466	$36,137
Average loan receivables, including held for sale	$39,411	$35,754	$38,685	$35,037
Average active accounts (in thousands)	48,433	45,617	48,116	45,128

Platform revenue:
Interest and fees on loans	$2,299	$2,119	$6,635	$6,083
Other income	78	95	266	306
Retailer share arrangements	(683)	(670)	(1,844)	(1,680)
Platform revenue	$1,694	$1,544	$5,057	$4,709
Retail Card platform revenue increased by $150 million, or 9.7%, and by $348 million, or 7.4%, for the three and nine months ended September 30, 2014, respectively. These increases were primarily the result of an increase in interest and fees on loans driven by an increase in average loan receivables, partially offset by increases in retailer share arrangement payments. The increases in these payments were as a result of the factors discussed under the heading “Retailer Share Arrangements” above.

Payment Solutions
The following table sets forth supplemental information relating to our Payment Solutions platform for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2014	2013	2014	2013
Purchase volume	$3,226	$2,963	$9,028	$8,249
Period-end loan receivables	$11,514	$10,731	$11,514	$10,731
Average loan receivables	$11,267	$10,526	$10,965	$10,342
Average active accounts (in thousands)	6,892	6,310	6,784	6,234

Platform revenue:
Interest and fees on loans	$405	$383	$1,156	$1,107
Other income	7	9	23	32
Retailer share arrangements	(9)	(10)	(30)	(27)
Platform revenue	$403	$382	$1,149	$1,112
Payment Solutions platform revenue increased by $21 million, or 5.5%, and by $37 million, or 3.3%, for the three and nine months ended September 30, 2014, respectively. These increases were primarily the result of higher interest and fees on loans due to an increase in average loan receivables.
CareCredit
The following table sets forth supplemental information relating to our CareCredit platform for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2014	2013	2014	2013
Purchase volume	$1,787	$1,696	$5,304	$5,067
Period-end loan receivables	$6,787	$6,397	$6,787	$6,397
Average loan receivables	$6,713	$6,300	$6,588	$6,109
Average active accounts (in thousands)	4,582	4,244	4,494	4,161

Platform revenue:
Interest and fees on loans	$412	$381	$1,173	$1,073
Other income	11	10	34	32
Retailer share arrangements	(1)	—	(3)	(4)
Platform revenue	$422	$391	$1,204	$1,101
CareCredit platform revenue increased by $31 million, or 7.9%, and by $103 million, or 9.4% for the three and nine months ended September 30, 2014, respectively. These increases were primarily the result of an increase in interest and fees on loans driven by an increase in average loan receivables and higher yield.
Separation from GE and Related Financial Arrangements
Services provided by GE
Following the IPO, GE owns approximately 84.6% of our common stock and continues to provide a variety of services to us, which are governed by the TSA and various other agreements with GE and GECC that we entered into in connection with the IPO. The services provided include, among other things, employee benefits and benefit administration, information technology, telecommunication services and leases for vehicles, equipment and facilities. Under the TSA, all of the costs billed to us by GE subsequent to the IPO are at GE’s cost in accordance with historic billing methodologies. We expect the majority of the services provided by GE will be replaced within two years from the closing date of the IPO.

For periods prior to the IPO, we were an indirect wholly owned subsidiary of GE and GECC and in addition to the services discussed above, we also received a corporate overhead allocation and assessment from GE and GECC for corporate activities that either directly or indirectly benefited our business.
Funding provided by GECC
Following the IPO, the primary funding provided to us by GECC is the New GECC Term Loan Facility, for which $655 million was outstanding following the additional prepayment made on October 6, 2014. Prior to the IPO, GECC was a key source of funding for our business.
See Note 15. Related Party Transactions to our condensed consolidated and combined financial statements for additional information on our transactions with GE and GECC, and see Funding, Liquidity and Capital Resources - Funding Sources - Related Party Debt for additional information on the funding provided by GECC to us and the related interest expense.
Investment Securities
The following discussion provides supplemental information regarding our investment securities portfolio. All of our investment securities are classified as available-for-sale at September 30, 2014 and December 31, 2013, and are held primarily to comply with the Community Reinvestment Act. Investment securities classified as available-for-sale are reported in our Condensed Consolidated and Combined Statements of Financial Position at fair value. Our portfolio of investment securities consisted primarily of state and municipal bonds and residential mortgage backed securities.
The following table sets forth the amortized cost and fair value of our investment securities at the dates indicated.

	At September 30, 2014		At December 31, 2013
($ in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debt:
State and municipal	$57	$55	$53	$46
Residential mortgage-backed	256	252	183	175
US corporate debt	3	3	—	—
Equity	15	15	15	15
Total	$331	$325	$251	$236
Unrealized gains and losses, net of the related tax effect, on available-for-sale securities that are not other-than-temporarily impaired are excluded from earnings and are reported as a separate component of comprehensive income (loss) until realized. At September 30, 2014, our investment securities had gross unrealized gains of $3 million and gross unrealized losses of $9 million. At December 31, 2013, our investment securities had gross unrealized gains of $1 million and gross unrealized losses of $16 million.
Our investment securities portfolio had the following maturity distribution at September 30, 2014. Equity securities have been excluded from the table because they do not have a maturity.

($ in millions)	Due in 1 Year or Less	Due After 1 through 5 Years	Due After 5 through 10 Years	Due After 10 years	Total
Debt:
State and municipal	$—	$—	$1	$54	$55
Residential mortgage-backed	—	—	—	252	252
US corporate debt	3	—	—	—	3
Total(1)	$3	$—	$1	$306	$310
Weighted average yield(2)	6.3%	—%	3.9%	3.6%	3.4%
______________________

(1)	Amounts stated represent estimated fair value.

(2)	Weighted average yield is calculated based on the amortized cost of each security. In calculating yield, no adjustment has been made with respect to any tax exempt obligations.

At September 30, 2014, we did not hold investments in any single issuer with an aggregate book value that exceeded 10% of equity.
Loan Receivables
The following discussion provides supplemental information regarding our loan receivables portfolio.
Loan receivables are our largest category of assets and represent our primary source of revenues. The following tables set forth the composition of our loan receivables portfolio by product type at the dates indicated.

($ in millions)	At September 30, 2014	(%)	At December 31, 2013	(%)
Loans
Credit cards	$54,263	95.6%	$54,958	96.0%
Consumer installment loans	1,081	1.9	965	1.7
Commercial credit products	1,404	2.5	1,317	2.3
Other	19	—	14	—
Total loans	$56,767	100.0%	$57,254	100.0%
Loan receivables decreased by $487 million, or 0.9%, at September 30, 2014 compared to December 31, 2013. The decrease was driven primarily by the reclassification of loan receivables totaling $1,493 million at September 30, 2014 to loan receivables held for sale, for two portfolios relating to programs that are not being extended and that we plan to sell in the fourth quarter of 2014. Excluding the impact from the reclassification of these two portfolios to loan receivables held for sale, loan receivables increased by $1,006 million, or 1.8%, driven by higher purchase volume, partially offset by the seasonality of our business as customers paid their balances down in the first and second quarter.
Loan receivables increased $3,502 million, or 6.6%, at September 30, 2014 compared to September 30, 2013, driven by a 9.3% increase in purchase volume driven primarily by a 7.0% increase in average active accounts. This increase was partially offset by the reclassification of loan receivables to loan receivables held for sale discussed above.
Our loan receivables portfolio had the following maturity distribution at September 30, 2014.

($ in millions)	Within 1 Year(1)	1-5 Years	After 5 Years	Total
Loans
Credit cards	$54,263	$—	$—	$54,263
Consumer installment loans	27	577	477	1,081
Commercial credit products	1,404	—	—	1,404
Other	1	10	8	19
Total loans	$55,695	$587	$485	$56,767
Loans due after one year at fixed interest rates	N/A	$587	$485	$1,072
Loans due after one year at variable interest rates	N/A	—	—	—
Total loans due after one year	N/A	$587	$485	$1,072
______________________

(1)
Credit card loans have minimum payment requirements but no stated maturity and therefore are included in the due within one year category. However, many of our credit card holders will revolve their balances, which may extend their repayment period beyond one year for balances at September 30, 2014.

Our loan receivables portfolio had the following geographic concentration at September 30, 2014.

($ in millions)	Loan Receivables Outstanding(1)	% of Total Loan Receivables Outstanding
State
Texas	$5,668	10.0%
California	5,532	9.7%
Florida	4,295	7.6%
New York	3,329	5.9%
Pennsylvania	2,532	4.5%
______________________

(1)	Based on September 2014 customer statement-end balances extrapolated to September 30, 2014. Individual customer balances at September 30, 2014 are not available without undue burden and expense.

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
Loans classified as TDRs are recorded at their present value with impairment measured as the difference between the loan balance and the discounted present value of cash flows expected to be collected, discounted at the original effective interest rate of the loan. Our allowance for loan losses on TDRs is generally measured based on the difference between the recorded loan receivable and the present value of the expected future cash flows.
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

($ in millions)	At September 30, 2014	At December 31, 2013
Non-accrual loan receivables	$2	$2
Loans contractually 90 days past-due and still accruing interest	1,049	1,119
Earning TDRs(1)	669	741
Non-accrual, past due and restructured loan receivables	$1,720	$1,862
______________________

(1)
At September 30, 2014 and December 31, 2013 balances exclude $49 million and $70 million, respectively, of TDRs which are included in loans contractually 90 days past-due and still accruing interest balance. See Note 5. Loan Receivables and Allowance for Loan Losses to our condensed consolidated and combined financial statements for additional information on the financial effects of TDRs for the three and nine months ended September 30, 2014 and 2013, respectively.

Delinquencies
Loan delinquencies as a percentage of receivables decreased with the over-30 day delinquency rate decreasing to 4.26% at September 30, 2014, as compared to 4.32% at September 30, 2013 and 4.35% at December 31, 2013. The six basis point decrease compared to the same period in prior year was primarily driven by continued improvement in the U.S. economy and employment rates. The decrease as compared to December 31, 2013 was primarily driven by the same economic factors, as well as the seasonality of our business.

Net Charge-Offs
Net charge-offs consist of the unpaid principal balance of loans held for investment that we determine are uncollectible, net of recovered amounts. We exclude accrued and unpaid finance charges and fees and third-party fraud losses from charge-offs. Charged-off and recovered finance charges and fees are included in interest and fees on loans while third party fraud losses are included in other expense. Charge-offs are recorded as a reduction to the allowance for loan losses and subsequent recoveries of previously charged-off amounts are credited to the allowance for loan losses. Costs incurred to recover charged-off loans are recorded as collection expense and included in other expense in our Condensed Consolidated and Combined Statements of Earnings.
The table below sets forth the ratio of net charge-offs to average loan receivables, including held for sale, for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Ratio of net charge-offs to average loan receivables, including held for sale	4.05%	4.07%	4.57%	4.52%

Allowance for Loan Losses
The allowance for loan losses totaled $3,102 million at September 30, 2014 compared with $2,892 million at December 31, 2013, representing our best estimate of probable losses inherent in the portfolio. The increase in allowance for loan losses was primarily driven by an increase in our expected losses driven by growth in loan receivables.
The following tables provide changes in our allowance for loan losses for the periods presented:

	Balance at July 1, 2014	Provision Charged to Operations	Gross Charge- Offs(2)	Recoveries(2)	Balance at September 30, 2014
($ in millions)
Credit cards	$2,939	$663	$(711)	$145	$3,036
Consumer installment loans	20	7	(7)	3	23
Commercial credit products	47	5	(11)	2	43
Total	$3,006	$675	$(729)	$150	$3,102

	Balance at July 1, 2013	Provision Charged to Operations	Gross Charge- Offs(2)	Recoveries(2)	Balance at September 30, 2013
($ in millions)
Credit cards	$2,674	$528	$(646)	$129	$2,685
Consumer installment loans	62	4	(11)	4	59
Commercial credit products	48	9	(10)	1	48
Total	$2,784	$541	$(667)	$134	$2,792

	Balance at January 1, 2014	Provision Charged to Operations		Gross Charge- Offs(2)	Recoveries(2)	Balance at September 30, 2014
($ in millions)
Credit cards	$2,827	$2,077	(1)	$(2,284)	$416	$3,036
Consumer installment loans	19	16		(21)	9	23
Commercial credit products	46	27		(36)	6	43
Total	$2,892	$2,120		$(2,341)	$431	$3,102

	Balance at January 1, 2013	Provision Charged to Operations	Gross Charge- Offs(2)	Recoveries(2)	Balance at September 30, 2013
($ in millions)
Credit cards	$2,174	$2,192	$(2,085)	$404	$2,685
Consumer installment loans	62	19	(37)	15	59
Commercial credit products	38	43	(39)	6	48
Total	$2,274	$2,254	$(2,161)	$425	$2,792
______________________

(1)	Includes a $57 million reduction in provision for loan losses associated with the classification of certain loan receivables as held for sale.

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

Funding, Liquidity and Capital Resources
We maintain a strong focus on liquidity and capital. Our funding, liquidity and capital policies are designed to ensure that our business has the liquidity and capital resources to support our daily operations, our business growth, our credit ratings and our regulatory and policy requirements, in a cost effective and prudent manner through expected and unexpected market environments.
Funding Sources
Our primary funding sources include cash from operations, deposits (direct and brokered deposits), third party debt and securitized financings. Prior to the IPO, we also utilized related party debt provided by GECC and its affiliates as a primary funding source. As part of the Transactions, we repaid the related party debt outstanding at the date of the IPO and entered into new long-term debt arrangements with both third parties and GECC.
The following tables summarize information concerning our funding sources during the periods indicated:

	2014			2013
Three months ended September 30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$31,459	55.5%	1.6%	$21,012	45.4%	1.8%
Securitized financings	15,102	26.6	1.5	16,058	34.7	1.3
Related party debt	4,582	8.1	1.3	9,213	19.9	1.7
Third party debt	5,544	9.8	3.3	—	—	—
Total	$56,687	100.0%	1.7%	$46,283	100.0%	1.6%
______________________

(1)
Excludes $206 million and $477 million average balance of non-interest-bearing deposits for the three months ended September 30, 2014 and September 30, 2013, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the three months ended September 30, 2014 and 2013.

	2014			2013
Nine months ended September 30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$28,799	54.7%	1.5%	$21,355	45.6%	1.8%
Securitized financings	14,888	28.3	1.4	16,560	35.4	1.3
Related party debt	6,739	12.8	2.1	8,902	19.0	1.7
Third party debt	2,218	4.2	2.8	—	—	—
Total	$52,644	100.0%	1.6%	$46,817	100.0%	1.6%
______________________

(1)
Excludes $259 million and $488 million average balance of non-interest-bearing deposits for the nine months ended September 30, 2014 and September 30, 2013, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the nine months ended September 30, 2014 and 2013.

Deposits
We obtain deposits directly from retail and commercial customers (“direct deposits”) or through third-party brokerage firms that offer our deposits to their customers (“brokered deposits”). At September 30, 2014, we had $18.3 billion in direct deposits (which includes deposits from banks and financial institutions) and $14.4 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger that channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to significantly expand our direct deposits base as a source of stable and diversified low cost funding.
Our direct deposits include a range of FDIC-insured deposit products, including certificates of deposit, IRAs, money market accounts and savings accounts, which we offer under our Optimizer+Plus brand.
Brokered deposits are primarily from retail customers of large brokerage firms. We have relationships with eight brokers that offer our deposits through their networks. Our brokered deposits consist primarily of certificates of deposit that bear interest at a fixed rate and at September 30, 2014, had a weighted average remaining life of 3.4 years. These deposits generally are not subject to early withdrawal.
Our ability to attract deposits is sensitive to, among other things, the interest rates we pay, and therefore, we bear funding and interest rate risk if we fail, or are required to pay higher rates, to attract new deposits or retain existing deposits. To mitigate these risks, we pursue a funding strategy that seeks to match our assets and liabilities by interest rate and expected maturity characteristics, and we seek to maintain access to multiple other funding sources, including securitized financings (including our undrawn committed capacity) and unsecured debt.
Over the next several years, we are seeking to increase our direct deposits through investing in our direct deposit programs and capabilities. The growth of direct deposits will be supported by a significant investment in marketing and brand awareness.
The following tables summarize certain information regarding our interest-bearing deposits by type (all of which constitute U.S. deposits) for the periods indicated.

Three months ended September 30 ($ in millions)	2014			2013
	Average Balance(1)	% of Total	Average Rate	Average Balance(1)	% of Total	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$11,833	37.6%	1.3%	$5,928	28.2%	0.9%
Savings accounts (including money market accounts)	5,023	16.0	0.9	2,220	10.6	0.8
Brokered deposits	14,603	46.4	2.1	12,864	61.2	2.3
Total interest-bearing deposits	$31,459	100.0%	1.6%	$21,012	100.0%	1.8%

Nine months ended September 30 ($ in millions)	2014			2013
	Average Balance(1)	% of Total	Average Rate	Average Balance(1)	% of Total	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$10,330	35.9%	1.2%	$4,838	22.6%	0.9%
Savings accounts (including money market accounts)	3,901	13.5	0.9	1,893	8.9	0.9
Brokered deposits	14,568	50.6	2.0	14,624	68.5	2.2
Total interest-bearing deposits	$28,799	100.0%	1.5%	$21,355	100.0%	1.8%
______________________

(1)	Average balances are based on monthly balances. Calculation of daily averages at this time involves undue burden and expense. We believe our average balance data is representative of our operations.
Our deposit liabilities provide funding with maturities ranging from one day to ten years. At September 30, 2014, the weighted average maturity of our certificates of deposit was 29.3 months. See Note 8. Deposits to our condensed consolidated and combined financial statements.
The following table summarizes deposits of $100,000 or more, by contractual maturity at September 30, 2014.

($ in millions)	3 Months or Less	Over 3 Months but within 6 Months	Over 6 Months but within 12 Months	Over 12 Months	Total
U.S. deposits ($100,000 or more)
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$862	$1,668	$2,941	$3,359	$8,830
Savings accounts (including money market accounts)	4,147	—	—	—	4,147
Brokered deposits:
Certificates of deposit	833	464	1,410	10,650	13,357
Sweep accounts	545	—	—	—	545
Total	$6,387	$2,132	$4,351	$14,009	$26,879
Securitized Financings
We have been engaged in the securitization of our credit card receivables since 1997. We access the asset-backed securitization market using the Synchrony Credit Card Master Note Trust (“MNT”) (formerly the GE Capital Credit Card Master Note Trust) through which we issue asset-backed securities through both public transactions and private transactions funded by financial institutions and commercial paper conduits. In addition, we issue asset-backed securities in private transactions through the GE Sales Finance Master Trust (“SFT”) and the GE Money Master Trust (“GMT”).
At September 30, 2014, we had $8.6 billion of outstanding private asset-backed securities and $6.5 billion of outstanding public asset-backed securities, in each case held by unrelated third parties.

The following table summarizes expected contractual maturities of the investors’ interests in securitized financings at September 30, 2014.

($ in millions)	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years	Total
Scheduled maturities of long-term borrowings—owed to securitization investors:
MNT(1)	$3,033	$7,827	$1,963	$—	$12,823
SFT	—	2,000	—	—	2,000
GMT	119	149	—	—	268
Total long-term borrowings—owed to securitization investors	$3,152	$9,976	$1,963	$—	$15,091
______________________

(1)	Excludes subordinated classes of MNT notes that we own.
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
The following table summarizes for each of our trusts the three-month rolling average excess spread at September 30, 2014.

	Note Principal Balance ($ in millions)	# of Series Outstanding	Three-Month Rolling Average Excess Spread(1)
MNT	$14,227	23	14.5% to 19.3%
SFT	$2,000	8	12.9%
GMT	$268	1	33.1%
______________________

(1)
Represents the excess spread (generally calculated as interest income collected from the applicable pool of loan receivables less applicable net charge-offs, interest expense and servicing costs, divided by the aggregate principal amount of loan receivables in the applicable pool) for each trust (or, in the case of MNT, represents a range of the excess spreads relating to the particular series issued within the trust), in each case calculated in accordance with the applicable trust or series documentation, for the three securitization monthly periods ending prior to September 30, 2014.

Third Party Debt
On August 5, 2014, we borrowed the full amount under the New Bank Term Loan Facility with third party lenders that provided $8.0 billion principal amount of unsecured term loans maturing in 2019.
On August 11, 2014, we issued a total of $3.6 billion of unsecured senior notes with various maturities ranging from 2017 through 2024. We used a portion of the net proceeds from the issuance of unsecured senior notes to prepay $0.5 billion of the New Bank Term Loan Facility.
At September 30, 2014, our third party debt was $11.1 billion and the weighted average interest rate on third party debt was 2.6%. The aggregate interest and fees incurred with respect to third party debt was $46 million for the three and nine months ended September 30, 2014.

In October 2014, we amended the New Bank Term Loan Facility to, among other things, increase the amount of indebtedness that the Company may incur thereunder by $750 million. This amount was borrowed in full by the Company and increased the total indebtedness outstanding under the New Bank Term Loan Facility from approximately $7.5 billion to approximately $8.2 billion. The proceeds from these additional borrowings were used to prepay outstanding principal amounts of the indebtedness under the New GECC Term Loan Facility.
Related Party Debt
Prior to our IPO, GECC provided the majority of our debt funding. We repaid all of our then-existing related party debt owed to GECC outstanding on the closing date of the IPO, totaling $8.0 billion, and on the closing date of the IPO, we borrowed the full amount under the New GECC Term Loan Facility, which provided $1.5 billion principal amount of unsecured term loan maturing in 2019. We used a portion of the net proceeds from the issuance of unsecured senior notes in August 2014 to prepay $0.1 billion of the New GECC Term Loan Facility.
The balance of related party debt outstanding at September 30, 2014 and at December 31, 2013, was $1.4 billion and $9.0 billion, respectively. The aggregate interest and fees incurred with respect to funding provided by GECC to us was $15 million and $38 million for the three months ended September 30, 2014 and 2013, respectively, and $105 million and $111 million for the nine months ended September 30, 2014 and 2013, respectively.
In October 2014, we used the proceeds from additional borrowings under the New Bank Term Loan to prepay an additional $750 million of the New GECC Term Loan facility, lowering the principal amount outstanding to $655 million. We expect that we will continue to prepay part or substantially all of the New GECC Term Loan Facility prior to its maturity.
Short-Term Borrowings
Except as described above, there were no material short-term borrowings for the periods presented.
Existing unsecured revolving credit lines
The Company’s historic funding arrangements with GECC have included five revolving credit facilities (the “GECC Revolving Credit Facilities”) between GECC (or certain of its subsidiaries) and the Bank (or certain of its subsidiaries) pursuant to which the Bank could borrow up to an aggregate of $10 billion. All amounts outstanding under the GECC Revolving Credit Facilities were repaid at the date of the closing of the IPO, and on September 4, 2014, following receipt of a non-objection from the Office of the Comptroller of the Currency (“OCC”) and as previously contemplated in our Registration Statement, these facilities were terminated and replaced with a new $6.0 billion intercompany revolving credit facility between the Company and the Bank. Borrowings under the new intercompany facility are eliminated in our consolidated financial statements.
In addition, the Bank was a party to two separate revolving credit agreements, each with a different lender, and each providing the Bank with an unsecured revolving line of credit of up to $500 million. GECC has guaranteed the Bank's payment obligations under these agreements. There were no borrowings under these lines of credit for the periods presented and we terminated these agreements on September 30, 2014.
Undrawn securitized financings
At September 30, 2014, we had approximately $5.6 billion of undrawn committed capacity on our securitized financings, subject to customary borrowing conditions, from private lenders under two of our existing securitization programs.
Other
At September 30, 2014, we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
Off-Balance Sheet Items—Guarantees
We do not have any significant off-balance sheet items, including guarantees of third party obligations. Guarantees are contracts or indemnification agreements that contingently require us to make a guaranteed payment or perform an obligation to a third-party based on certain trigger events. At September 30, 2014, we had not recorded any contingent liabilities in our Condensed Consolidated and Combined Statements of Financial Position related to any guarantees.

Covenants
Each of the New Bank Term Loan Facility and the New GECC Term Loan Facility include: (a) affirmative covenants, which, among other things, require the Bank to remain a wholly-owned subsidiary of ours and (b) negative covenants which, among other things, restrict our and certain of our subsidiaries’ ability (subject to various exceptions) to incur liens, incur indebtedness, engage in transactions with affiliates, amend or prepay the other term loan facility (except under the limited circumstances and in the manner specified in the term loan facilities), amend the Master Agreement and enter into certain restrictive agreements. The negative covenants also restrict our ability (subject to certain exceptions) to undergo various fundamental changes (including mergers, liquidations, sale-leaseback transactions and transfers of all or substantially all of our assets).
Each of the New Bank Term Loan Facility and the New GECC Term Loan Facility also contain financial covenants (to be tested on a quarterly basis) that require (i) the Company and, until the Company is subject to or elects to report under Basel III, the Bank, to maintain a minimum Tier 1 common ratio of not less than 10% (calculated in accordance with Basel I or Basel III, as applicable), (ii) the Company to maintain minimum liquidity of not less than $4.0 billion and (iii) the Bank to maintain minimum liquidity of not less than $2.0 billion. Each of the New Bank Term Loan Facility and the New GECC Term Loan Facility include customary events of default, including the occurrence of a change of control (which will not be triggered by our separation from GE) and the occurrence of certain material adverse regulatory events.
The indenture pursuant to which our senior unsecured notes were issued in August 2014 includes various covenants, including covenants that restrict (subject to certain exceptions) the Company’s ability to dispose of, or incur liens on, any of the voting stock of the Bank or otherwise permit the Bank to be merged, consolidated, leased or sold in a manner that results in the Bank being less than 80% controlled by us.
If we do not satisfy any of the covenants discussed above, the maturity of amounts outstanding thereunder may be accelerated and become payable. We were in compliance with all of these covenants at September 30, 2014.
Our real estate leases also include various covenants, but typically do not include financial covenants. If we do not satisfy the covenants in the real estate leases, the leases may be terminated and we may be liable for damage claims. At September 30, 2014, we were not in default under any of our credit facilities and had not received any notices of default under any of our real estate leases.
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
We maintain a liquidity portfolio, which at September 30, 2014 had $14.1 billion of liquid assets, primarily consisting of cash and equivalents, less cash in transit which is not considered to be liquid, compared to a $2.1 billion liquidity portfolio at December 31, 2013. The increase in liquid assets was primarily due to the proceeds from the IPO and related debt financings, and also the retention of excess cash and equivalents from operations within our Company.

As additional sources of liquidity, at September 30, 2014, we had an aggregate of approximately $5.6 billion of undrawn committed capacity, subject to customary borrowing conditions, from private lenders under two of our existing securitization programs, and we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
Our liquidity portfolio consists of cash and equivalents primarily in the form of deposits with the Federal Reserve Bank and short-term obligations of the U.S. Treasury. As a general matter, investments included in our liquidity portfolio are expected to be highly liquid, giving us the ability to readily convert them to cash. The level and composition of our liquidity portfolio may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.
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
Capital
Our primary sources of capital have been earnings generated by our businesses and existing equity capital. The proceeds from the IPO have increased our equity capital significantly. We seek to manage capital to a level and composition sufficient to support the risks of our businesses, meet regulatory requirements, adhere to rating agency targets and support future business growth. The level, composition and utilization of capital are influenced by changes in the economic environment, strategic initiatives and legislative and regulatory developments. Within these constraints, we are focused on deploying capital in a manner that will provide attractive returns to our stockholders.
In connection with our separation from GE, and the related application to the Federal Reserve Board which we will be required to make, we expect to continue to increase our capital levels by, among other things, retaining net earnings and by not paying a dividend or returning capital through stock repurchases until our application to the Federal Reserve Board is approved. As part of our capital plan, thereafter, our board of directors intends to consider our policy for paying dividends and may consider stock repurchases. We are targeting Tier 1 common ratios well in excess of regulatory “well capitalized” levels. We measure capital ratios under the Basel I framework and believe we are well positioned to manage our capital ratios as we transition to Basel III requirements in 2015.
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
Regulatory Capital Requirements - Synchrony Financial
As a savings and loan holding company, we historically have not been required to maintain any specific amount of minimum capital. Beginning as early as 2015, however, we expect that we will be subject to capital requirements under the applicable U.S. Basel III capital rules. For more information, see “Regulation—Savings and Loan Holding Company Regulation” in our Registration Statement.

The following table sets forth at September 30, 2014, the composition of our capital ratios for the Company under Basel I.

	Company		Minimum to be Well- Capitalized under Prompt Corrective Action Provisions
At September 30, 2014 ($ in millions)	Amount	Ratio	Amount	Ratio
Total risk-based capital	$9,595	16.4%	$5,851	10.0%
Tier 1 risk-based capital	$8,835	15.1%	$3,510	6.0%
Tier 1 leverage(1)	$8,835	12.2%	$3,618	5.0%
Tier 1 common equity	$8,835	15.1%	N/A	N/A
______________________

(1)	Tier 1 leverage ratio represents total tier 1 capital as a percentage of total leveraged assets.
At September 30, 2014, we had an estimated fully phased-in Basel III Tier 1 common ratio of 14.6%.
Non-GAAP Measure
As a new savings and loan holding company, the Company historically has not been required by regulators to disclose capital ratios, and therefore these capital ratios are non-GAAP measures. We believe these capital ratios are useful measures to investors because they are widely used by analysts and regulators to assess the capital position of financial services companies, although our Basel I Tier 1 common ratio is not a Basel I defined regulatory capital ratio, and our Basel I and Basel III Tier 1 common ratios may not be comparable to similarly titled measures reported by other companies. Our Basel I Tier 1 common ratio is the ratio of Tier 1 common equity (as calculated below) to total risk-weighted assets as calculated in accordance with the U.S. Basel I capital rules. Our Basel III Tier 1 common ratio is the ratio of common equity Tier 1 capital to total risk-weighted assets, each as calculated in accordance with the U.S. Basel III capital rules (on a fully phased-in basis). Our Basel III Tier 1 common ratio is a preliminary estimate reflecting management’s interpretation of the final Basel III capital rules adopted in July 2013 by the Federal Reserve Board, which have not been fully implemented, and our estimate and interpretations are subject to, among other things, ongoing regulatory review and implementation guidance. The following tables set forth a reconciliation of each component of our capital ratios set forth above to the comparable GAAP component at September 30, 2014.

($ in millions)	At September 30, 2014
Equity to Tier 1 capital, Tier 1 common equity and Risk-based capital
Total equity	$9,941
Unrealized (gains) / losses on investment securities(1)	4
Disallowed goodwill and other disallowed intangible assets(2)	(1,110)

Tier 1 capital / Tier 1 common equity - Basel I	$8,835

Allowance for loan losses includible in risk-based capital	760

Risk-based capital	$9,595

Tier 1 capital - Basel I	$8,835
Adjustments related to certain other disallowed intangible assets and deferred tax liabilities	(24)

Tier 1 capital - Basel III	$8,811

Total assets to leveraged assets
Total assets	$73,469
Disallowed goodwill and other disallowed intangible assets(2)	(1,110)
Unrealized (gains) / losses on investment securities(1)	4

Total assets for leverage capital purposes	$72,363

Risk weighted assets - Basel I	$58,457
Additional risk weighting adjustments related to:
Deferred taxes	1,319
Loan receivables delinquent over 90 days	526
Other	(2)

Risk weighted assets - Basel III	$60,300

______________________

(1)	Amounts are presented net of tax.

(2)	Amounts are net of related deferred tax liabilities.

Regulatory Capital Requirements - Synchrony Bank
Under the Bank’s Operating Agreement with the OCC, which it entered into on January 11, 2013 in connection with its acquisition of the deposit business of MetLife, and regulatory capital requirements adopted by the OCC, the Bank must maintain minimum levels of capital, which are higher than those required under Basel I requirements.
The following table sets forth the composition of the Bank’s capital ratios at the dates indicated.

	Bank		Operating Agreement Requirement
At September 30, 2014 ($ in millions)	Amount	Ratio	Amount	Ratio
Total risk-based capital	$6,527	17.0%	$4,225	11.0%
Tier 1 risk-based capital	$6,027	15.7%	$2,689	7.0%
Tier 1 leverage	$6,027	13.2%	$2,732	6.0%

	Bank		Operating Agreement Requirement
At December 31, 2013 ($ in millions)	Amount	Ratio	Amount	Ratio
Total risk-based capital	$6,010	17.3%	$3,828	11.0%
Tier 1 risk-based capital	$5,559	16.0%	$2,436	7.0%
Tier 1 leverage	$5,559	14.9%	$2,243	6.0%
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

ITEM 1. FINANCIAL STATEMENTS
Synchrony Financial and subsidiaries
Condensed Consolidated and Combined Statements of Earnings
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except per share data)	2014	2013	2014	2013
Interest income:
Interest and fees on loans (Note 5)	$3,116	$2,883	$8,964	$8,263
Interest on investment securities	7	3	18	13
Total interest income	3,123	2,886	8,982	8,276
Interest expense:
Interest on deposits	126	94	331	281
Interest on borrowings of consolidated securitization entities	57	51	158	162
Interest on related party debt (Note 15)	15	38	105	111
Interest on third party debt	46	—	46	—
Total interest expense	244	183	640	554
Net interest income	2,879	2,703	8,342	7,722
Retailer share arrangements	(693)	(680)	(1,877)	(1,711)
Net interest income, after retailer share arrangements	2,186	2,023	6,465	6,011
Provision for loan losses (Note 5)	675	541	2,120	2,254
Net interest income, after retailer share arrangements and provision for loan losses	1,511	1,482	4,345	3,757
Other income:
Interchange revenue	101	82	269	235
Debt cancellation fees	68	74	208	236
Loyalty programs	(84)	(58)	(190)	(156)
Other	11	16	36	55
Total other income	96	114	323	370
Other expense:
Employee costs	239	173	639	508
Professional fees	159	120	455	329
Marketing and business development	115	54	295	152
Information processing	47	47	152	141
Other	168	181	594	547
Total other expense	728	575	2,135	1,677
Earnings before provision for income taxes	879	1,021	2,533	2,450
Provision for income taxes (Note 14)	331	380	955	914
Net earnings	$548	$641	$1,578	$1,536

Earnings per share
Basic	$0.70	$0.91	$2.16	$2.18
Diluted	$0.70	$0.91	$2.16	$2.18

See accompanying notes.

Synchrony Financial and subsidiaries
Condensed Consolidated and Combined Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2014	2013	2014	2013

Net earnings	$548	$641	$1,578	$1,536

Other comprehensive income (loss)
Investment securities	—	(1)	5	(9)
Currency translation adjustments	(2)	—	(1)	(2)
Other comprehensive income (loss)	(2)	(1)	4	(11)

Comprehensive income	$546	$640	$1,582	$1,525

Amounts presented net of taxes.

See accompanying notes.

Synchrony Financial and subsidiaries
Condensed Consolidated and Combined Statements of Financial Position

($ in millions)	At September 30, 2014	At December 31, 2013
	(Unaudited)
Assets
Cash and equivalents	$14,808	$2,319
Investment securities (Note 4)	325	236
Loan receivables: (Notes 5 and 6)
Unsecuritized loans held for investment	30,474	31,183
Restricted loans of consolidated securitization entities	26,293	26,071
Total loan receivables	56,767	57,254
Less: Allowance for loan losses	(3,102)	(2,892)
Loan receivables, net	53,665	54,362
Loan receivables held for sale (Note 5)	1,493	—
Goodwill	949	949
Intangible assets, net (Note 7)	449	300
Other assets(a)	1,780	919
Total assets	$73,469	$59,085

Liabilities and Equity
Deposits: (Note 8)
Interest-bearing deposit accounts	$32,480	$25,360
Non-interest-bearing deposit accounts	209	359
Total deposits	32,689	25,719
Borrowings: (Notes 6 and 9)
Borrowings of consolidated securitization entities	15,091	15,362
Related party debt (Note 15)	1,405	8,959
Third party debt	11,088	—
Total borrowings	27,584	24,321
Accrued expenses and other liabilities	3,255	3,085
Total liabilities	$63,528	$53,125

Equity:
Common Stock, par share value $0.001 per share; 4,000,000,000 shares authorized, 833,764,589 shares issued and outstanding at September 30, 2014	$1	$—
Additional paid-in capital	9,401	—
Retained earnings	548	—
Parent’s net investment	—	5,973
Accumulated other comprehensive income (loss):
Investment securities	(4)	(9)
Currency translation adjustments	(4)	(3)
Other	(1)	(1)
Total equity	9,941	5,960

Total liabilities and equity	$73,469	$59,085
_______________________
(a) Other assets include restricted cash and equivalents of $439 million and $76 million at September 30, 2014 and December 31, 2013, respectively.
See accompanying notes.

Synchrony Financial and subsidiaries
Condensed Consolidated and Combined Statements of Changes in Equity
(Unaudited)

	Common Stock
($ in millions, shares in thousands)	Shares	Amount	Additional Paid-in Capital	Parent's Net Investment	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity

Balance at January 1, 2013	—	$—	$—	$4,580	$—	$2	$4,582
Comprehensive income:
Net earnings	—	—	—	1,536	—	—	1,536
Other comprehensive income	—	—	—	—	—	(11)	(11)
Changes in Parent's net investment	—	—	—	(524)	—	—	(524)
Balance at September 30, 2013	—	$—	$—	$5,592	$—	$(9)	$5,583

Balance at January 1, 2014	—	$—	$—	$5,973	$—	$(13)	$5,960
Comprehensive income:
Net earnings	—	—	—	1,030	548	—	1,578
Other comprehensive income	—	—	—	—	—	4	4
Changes in Parent's net investment	—	—	—	(603)	—	—	(603)
Conversion of parent's net investment into common stock	705,271	1	6,399	(6,400)	—	—	—
Issuance of common stock	128,494	—	2,842	—	—	—	2,842
Stock-based compensation	—	—	5	—	—	—	5
Other	—	—	155	—	—	—	155
Balance at September 30, 2014	833,765	$1	$9,401	$—	$548	$(9)	$9,941

See accompanying notes.

Synchrony Financial and subsidiaries
Condensed Consolidated and Combined Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
($ in millions)	2014	2013
Cash flows - operating activities
Net earnings	$1,578	$1,536
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for loan losses	2,120	2,254
Deferred income taxes	(213)	(197)
Depreciation and amortization	96	77
(Increase) decrease in interest and fees receivable	274	(16)
(Increase) decrease in other assets	129	1
Increase (decrease) in accrued expenses and other liabilities	261	817
All other operating activities	49	62
Cash from operating activities	4,294	4,534

Cash flows - investing activities
Maturity and redemption of investment securities	19	35
Purchases of investment securities	(100)	(90)
Acquisition of loan receivables	—	(206)
Net cash from principal business purchased (Note 3)	—	6,393
Net (increase) decrease in restricted cash and equivalents	(363)	(2)
Net (increase) decrease in loan receivables	(3,189)	(2,499)
All other investing activities	(278)	(72)
Cash (used for) from investing activities	(3,911)	3,559

Cash flows - financing activities
Borrowings of consolidated securitization entities
Proceeds from issuance of securitized debt	3,800	866
Maturities and repayment of securitized debt	(4,069)	(2,676)
Third party debt
Proceeds from issuance of third party debt	11,593	—
Maturities and repayment of third party debt	(505)	—
Related party debt
Proceeds from borrowings of related party debt	1,615	—
Maturities and repayment of related party debt	(9,265)	(1,336)
Net increase (decrease) in deposits	6,822	(3,076)
Proceeds from initial public offering	2,842	—
Net transfers (to) from Parent	(603)	(524)
All other financing activities	(124)	(11)
Cash from (used for) financing activities	12,106	(6,757)

Increase in cash and equivalents	12,489	1,336
Cash and equivalents at beginning of period	2,319	1,334
Cash and equivalents at end of period	$14,808	$2,670

See accompanying notes.

Synchrony Financial and subsidiaries
Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

NOTE 1.	BUSINESS DESCRIPTION
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
The Company changed its name in March 2014 to Synchrony Financial and, in June 2014, changed the name of GE Capital Retail Bank to Synchrony Bank (the “Bank”). References to the “Company”, “we”, “us” and “our” are to Synchrony Financial and its combined and consolidated subsidiaries unless the context otherwise requires.
In the third quarter of 2014, we entered into a series of transactions (the “Transactions”) to effect the first steps in GE’s staged exit from our business. The Transactions, among other things, included the IPO of 125 million shares of our common stock, and the issuance of 3.5 million additional shares of our common stock pursuant to an option granted to the underwriters in the IPO (the “Underwriters' Option”). Following the closing of the IPO and the Underwriters' Option, GE currently owns approximately 84.6% of our common stock. See Note 13. Equity and Other Stock Related Information and Note 15. Related Party Transactions for additional information on the Transactions.

NOTE 2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
All remaining assets of our business were transferred from GECC and its subsidiaries to the Company by the end of the second quarter of 2014. As a result, the Company’s financial statements have been prepared on a consolidated basis beginning June 30, 2014. Under this basis of presentation, our financial statements consolidate all of our subsidiaries – i.e., entities in which we have a controlling financial interest, most often because we hold a majority voting interest. All periods subsequent to June 30 are also presented on a consolidated basis.
For all periods prior to June 30, 2014, the Company's financial statements were prepared on a combined basis. The combined financial statements combine all of our subsidiaries and certain accounts of GECC and its subsidiaries that were historically managed as part of our business.
For all periods prior to the IPO, the Condensed Consolidated and Combined Statements of Earnings reflect intercompany expense allocations made to us by GE and GECC for certain corporate functions and for shared services provided by GE and GECC. Where possible, these allocations were made on a specific identification basis, and in other cases, these expenses were allocated by GE and GECC based on relative percentages of net operating costs or some other basis depending on the nature of the allocated cost. See Note 15. Related Party Transactions for further information on expenses allocated by GE and GECC.
The historical financial results in the condensed consolidated and combined financial statements presented may not be indicative of the results that would have been achieved had we operated as a separate, stand-alone entity during those periods. We believe that the condensed consolidated and combined financial statements include all adjustments necessary for a fair presentation of the Company.

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
All of our investment securities are classified as available-for-sale and are primarily held to comply with the Community Reinvestment Act. Our investment securities consist of the following:

	September 30, 2014				December 31, 2013
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
($ in millions)	cost	gains	losses	fair value	cost	gains	losses	fair value
Debt
State and municipal	$57	$1	$(3)	$55	$53	$—	$(7)	$46
Residential
mortgage-backed(a)	256	2	(6)	252	183	1	(9)	175
US corporate debt	3	—	—	3	—	—	—	—
Equity	15	—	—	15	15	—	—	15
Total	$331	$3	$(9)	$325	$251	$1	$(16)	$236
_______________________

(a)
At September 30, 2014 and December 31, 2013 all of our residential mortgage-backed securities relate to securities issued by government-sponsored entities and are pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve Discount Window advances. All residential mortgage-backed securities are collateralized by U.S. mortgages.

The following table presents the estimated fair values and gross unrealized losses of our available-for-sale investment securities:

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
($ in millions)	fair value	losses	fair value	losses

At September 30, 2014
Debt
State and municipal	$—	$—	$33	$(3)
Residential mortgage-backed	72	(1)	89	(5)
Total	$72	$(1)	$122	$(8)

At December 31, 2013
Debt
State and municipal	$23	$(2)	$20	$(5)
Residential mortgage-backed	127	(7)	20	(2)
Equity	14	—	—	—
Total	$164	$(9)	$40	$(7)
At September 30, 2014, none of our equity securities were in a gross unrealized loss position. We regularly review investment securities for impairment using both qualitative and quantitative criteria. We presently do not intend to sell our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell these securities before recovery of our amortized cost.
There were no other-than-temporary impairments recognized for each of the three and nine months ended September 30, 2014 and 2013.
Contractual Maturities of Investments in Available-for-Sale Debt Securities (excluding residential mortgage-backed securities)

	Amortized	Estimated
At September 30, 2014 ($ in millions)	cost	fair value

Due
Within one year	$3	$3
After one year through five years	$—	$—
After five years through ten years	$1	$1
After ten years	$56	$54
We expect actual maturities to differ from contractual maturities because borrowers have the right to prepay certain obligations.
There were no significant realized gains or losses recognized for each of the three and nine months ended September 30, 2014 and 2013.
Although we generally do not have the intent to sell any specific securities held at September 30, 2014, in the ordinary course of managing our investment securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield, liquidity requirements and funding obligations.

NOTE 5.	LOAN RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

($ in millions)	September 30, 2014	December 31, 2013

Credit cards	$54,263	$54,958
Consumer installment loans	1,081	965
Commercial credit products	1,404	1,317
Other	19	14
Total loan receivables, before allowance for losses(a)(b)	$56,767	$57,254
_______________________

(a)
Total loan receivables include $26,293 million and $26,071 million of restricted loans of consolidated securitization entities at September 30, 2014 and December 31, 2013, respectively. See Note 6. Variable Interest Entities for further information on these restricted loans.

(b)	At September 30, 2014 and December 31, 2013, loan receivables included deferred expense, net of deferred income, of $29 million and $8 million, respectively.
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
During the second quarter of 2014, we entered into agreements to sell certain credit card portfolios associated with two retail partners whose program agreements with us were not extended beyond their contractual expiration dates in 2014.  As a result, at September 30, 2014, $1,493 million of loan receivables are classified as loan receivables held for sale on our Condensed Consolidated and Combined Statement of Financial Position. The sales of each portfolio, which are subject to customary closing conditions, are expected to be completed in the fourth quarter of 2014.
Allowance for Loan Losses

($ in millions)	Balance at July 1, 2014	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2014

Credit cards	$2,939	$663	$(711)	$145	$3,036
Consumer installment loans	20	7	(7)	3	23
Commercial credit products	47	5	(11)	2	43
Total	$3,006	$675	$(729)	$150	$3,102

($ in millions)	Balance at July 1, 2013	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2013

Credit cards	$2,674	$528	$(646)	$129	$2,685
Consumer installment loans	62	4	(11)	4	59
Commercial credit products	48	9	(10)	1	48
Total	$2,784	$541	$(667)	$134	$2,792

($ in millions)	Balance at January 1, 2014	Provision charged to operations		Gross charge-offs	Recoveries	Balance at September 30, 2014

Credit cards	$2,827	$2,077	(a)	$(2,284)	$416	$3,036
Consumer installment loans	19	16		(21)	9	23
Commercial credit products	46	27		(36)	6	43
Total	$2,892	$2,120		$(2,341)	$431	$3,102

($ in millions)	Balance at January 1, 2013	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2013

Credit cards	$2,174	$2,192	$(2,085)	$404	$2,685
Consumer installment loans	62	19	(37)	15	59
Commercial credit products	38	43	(39)	6	48
Total	$2,274	$2,254	$(2,161)	$425	$2,792
______________________

(a)	Includes a $57 million reduction in provision for loan losses associated with the classification of certain loan receivables as held for sale.
Delinquent and Non-accrual Loans

At September 30, 2014 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total Past Due	90 or more days delinquent and accruing	Total non-accruing (a)

Credit cards	$1,324	$1,037	$2,361	$1,037	$—
Consumer installment loans	12	2	14	—	2
Commercial credit products	29	12	41	12	—
Total delinquent loans	$1,365	$1,051	$2,416	$1,049	$2
Percentage of total loan receivables(a)	2.4%	1.9%	4.3%	1.8%	0.0%

At December 31, 2013 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total Past Due	90 or more days delinquent and accruing	Total non-accruing (a)

Credit cards	$1,327	$1,105	$2,432	$1,105	$—
Consumer installment loans	12	2	14	—	2
Commercial credit products	28	14	42	14	—
Total delinquent loans	$1,367	$1,121	$2,488	$1,119	$2
Percentage of total loan receivables(a)	2.4%	2.0%	4.3%	2.0%	0.0%
______________________

(a)	Percentages are calculated based on period end balances.
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

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2014	2013	2014	2013
Credit cards	$107	$117	$311	$391
Consumer installment loans	—	5	—	22
Commercial credit products	1	1	3	5
Total	$108	$123	$314	$418
Loans classified as TDRs are recorded at their present value with impairment measured as the difference between the loan balance and the discounted present value of cash flows expected to be collected, discounted at the original effective interest rate of the loan. Our allowance for loan losses on TDRs is generally measured based on the difference between the recorded loan receivable and the present value of the expected future cash flows. Interest income from loans accounted for as TDRs is accounted for in the same manner as other accruing loans.
The following table provides information about loans classified as TDRs and specific reserves. We do not evaluate credit card loans for impairment on an individual basis, but instead estimate an allowance for loan losses on a collective basis. As a result, there are no impaired loans for which there is no allowance.

At September 30, 2014 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$709	$(210)	$499	$640
Consumer installment loans	—	—	—	—
Commercial credit products	9	(3)	6	9
Total	$718	$(213)	$505	$649

At December 31, 2013 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$799	$(246)	$553	$692
Consumer installment loans	—	—	—	—
Commercial credit products	12	(5)	7	12
Total	$811	$(251)	$560	$704

Financial Effects of TDRs
As part of our loan modifications for borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following tables present the types and financial effects of loans modified and accounted for as TDRs during the periods presented:

Three months ended September 30,	2014			2013
($ in millions)	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$14	$34	$716	$22	$45	$827
Consumer installment loans	—	—	—	1	1	68
Commercial credit products	—	—	9	1	1	15
Total	$14	$34	$725	$24	$47	$910

Nine months ended September 30,	2014			2013
($ in millions)	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$43	$105	$752	$67	$133	$846
Consumer installment loans	—	—	—	2	3	66
Commercial credit products	—	1	11	1	1	12
Total	$43	$106	$763	$70	$137	$924
Payment Defaults
The following table presents the type, number and amount of loans accounted for as TDRs that enrolled in a modification plan within the previous 12 months and experienced a payment default during the periods presented. A customer defaults from a modification program after two consecutive missed payments.

Three months ended September 30,	2014		2013
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	14,549	$29	26,224	$44
Consumer installment loans	—	—	59	2
Commercial credit products	70	1	110	1
Total	14,619	$30	26,393	$47

Nine months ended September 30,	2014		2013
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	31,401	$62	52,144	$90
Consumer installment loans	—	—	142	4
Commercial credit products	135	1	216	1
Total	31,536	$63	52,502	$95

Credit Quality Indicators
Our loan receivables portfolio includes both secured and unsecured loans. Secured loan receivables are largely comprised of consumer installment loans secured by equipment. Unsecured loan receivables are largely comprised of our open-ended revolving credit card and commercial loans. As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, as well as information from credit bureaus, such as a Fair Isaac Corporation (“FICO”) or other credit scores, relating to the customer’s broader credit performance. FICO scores are generally obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. Beginning in 2014, we refined the categories of FICO scores we use to better align to the categories used across our industry. We now categorize these credit scores into the following three credit score categories: (i) 661 or higher, which are considered the strongest credits; (ii) 601 to 660, considered moderate credit risk; and (iii) 600 or less, which are considered weaker credits. There are certain customer accounts for which a FICO score is not available where we use alternative sources to assess their credit and predict behavior. The following table provides the most recent FICO scores available for our customers at September 30, 2014 and December 31, 2013, as a percentage of each class of loan receivable. We have reclassified the categories at December 31, 2013 to conform to the current period classification. The table below excludes 1.3% and 1.1% of our total loan receivables balance at September 30, 2014 and December 31, 2013, respectively, which represents those customer accounts for which a FICO score is not available.

	September 30, 2014			December 31, 2013
	661 or	601 to	600 or	661 or	601 to	600 or
	higher	660	less	higher	660	less

Credit cards	72.2%	20.1%	7.7%	71.7%	20.0%	8.3%
Consumer installment loans	79.8%	15.2%	5.0%	78.2%	15.5%	6.3%
Commercial credit products	86.7%	8.5%	4.8%	85.3%	9.4%	5.3%
Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and by applying the same credit standards for all of our credit products. Unused credit card lines available to our customers totaled $299 billion and $277 billion at September 30, 2014 and December 31, 2013, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.
Interest Income by Product
The following table provides additional information about our interest and fees on loans from our loan receivables:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2014	2013	2014	2013
Credit cards	$3,054	$2,812	$8,781	$8,053
Consumer installment loans	25	33	72	99
Commercial credit products	37	38	111	111
Other	—	—	—	—
Total	$3,116	$2,883	$8,964	$8,263

NOTE 6.	VARIABLE INTEREST ENTITIES
We use variable interest entities (“VIEs”) to securitize loans and arrange asset-backed financing in the ordinary course of business. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE and we did not provide non-contractual support for previously transferred loan receivables to any VIE in the three and nine months ended September 30, 2014 and 2013. Our VIEs are able to accept new loan receivables and arrange new asset-backed financings, consistent with the requirements and limitations on such activities placed on the VIE by existing investors. Once an account has been designated to a VIE, the contractual arrangements we have require all existing and future loans originated under such account to be transferred to the VIE. The amount of loan receivables held by our VIEs in excess of the minimum amount required under the asset-backed financing arrangements with investors may be removed by us under random removal of accounts provisions. All loan receivables held by a VIE are subject to claims of third-party investors.
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

The table below summarizes the assets and liabilities of our consolidated securitization VIEs described above.

($ in millions)	September 30, 2014	December 31, 2013
Assets
Loan receivables, net(a)	$25,043	$24,766
Loan receivables held for sale	570	—
Other assets	612	20
Total	$26,225	$24,786

Liabilities
Borrowings	$15,091	$15,362
Other liabilities	331	228
Total	$15,422	$15,590
_______________________

(a)
Includes $1,250 million and $1,305 million of related allowance for loan losses resulting in gross restricted loans of $26,293 million and $26,071 million at September 30, 2014 and December 31, 2013, respectively.

The balances presented above are net of intercompany balances and transactions that are eliminated in our condensed consolidated and combined financial statements.
We provide and, for one of our securitization entities, GECC provides servicing to these VIEs. Historically, the applicable servicer of each of these VIEs was contractually permitted to commingle cash collected from customers on loan receivables owned by the VIEs with our own cash prior to payment to a VIE, subject to certain credit rating requirements. As a result of this commingling of cash, at December 31, 2013, we and GECC on a combined basis, owed to these VIEs $4,071 million and the VIEs owed to us and GECC, $3,341 million for purchased loan receivables and amounts due to us under the equity and other interests we and GECC held in the VIEs. These amounts have been eliminated in our Condensed Consolidated and Combined Statements of Financial Position.
Beginning in 2014, we stopped commingling cash with our VIEs and collections are required to be placed into segregated accounts owned by each VIE in amounts that meet contractually specified minimum levels. These segregated funds are invested in cash and cash equivalents and are restricted as to their use, principally to pay maturing principal and interest on debt and the servicing fees. Collections above these minimum levels are remitted to us on a daily basis. At September 30, 2014, the amounts we owed to the VIEs we directly service was $42 million, representing VIE collections temporarily held by us. These amounts have been eliminated in our Condensed Consolidated and Combined Statement of Financial Position. At September 30, 2014, the segregated funds held by the VIEs were $402 million and are included in other assets in our Condensed Consolidated and Combined Statement of Financial Position. At September 30, 2014, we temporarily held $183 million of VIE collections for one of our VIEs for which GECC is the servicer and we are the subservicer. This amount is reflected as a VIE receivable from GECC within other assets and a payable to GECC within accrued expense and other liabilities outside the VIE in our Condensed Consolidated and Combined Statement of Financial Position.
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $1,370 million and $1,340 million for the three months ended September 30, 2014 and 2013, respectively. Related expenses consisted primarily of provisions for loan losses of $243 million and $207 million for the three months ended September 30, 2014 and 2013, respectively, and interest expense of $57 million and $51 million for the three months ended September 30, 2014 and 2013, respectively. Income (principally, interest and fees on loans) earned by our consolidated VIEs was $3,872 million and $3,927 million for the nine months ended September 30, 2014 and 2013, respectively. Related expenses consisted primarily of provisions for loan losses of $789 million and $873 million for the nine months ended September 30, 2014 and 2013, respectively, and interest expense of $158 million and $162 million for the nine months ended September 30, 2014 and 2013, respectively. These amounts do not include intercompany transactions, principally fees and interest, which are eliminated in our condensed consolidated and combined financial statements.

NOTE 7.	INTANGIBLE ASSETS

	September 30, 2014			December 31, 2013
($ in millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related	$788	$(382)	$406	$586	$(312)	$274
Capitalized software	82	(39)	43	55	(29)	26
Total	$870	$(421)	$449	$641	$(341)	$300
Customer-related intangible assets primarily relate to retail partner contract acquisitions and extensions, as well as purchased credit card relationships. During the nine months ended September 30, 2014, we recorded net additions to customer-related intangible assets subject to amortization of $202 million, primarily related to payments made to extend certain retail partner relationships. These additions had a weighted average amortizable life of 8 years.
Amortization expense related to retail partner contracts was $24 million and $15 million for the three months ended September 30, 2014 and 2013, respectively, and $61 million and $45 million for the nine months ended September 30, 2014 and 2013, respectively, and is included as a component of marketing and business development expense in our Condensed Consolidated and Combined Statements of Earnings. All other amortization expense was $6 million and $6 million for the three months ended September 30, 2014 and 2013, respectively, and $19 million and $16 million for the nine months ended September 30, 2014 and 2013, respectively, and is included as a component of other expense in our Condensed Consolidated and Combined Statements of Earnings.

NOTE 8.	DEPOSITS
The tables below summarize the components of our deposits at September 30, 2014 and December 31, 2013.
Deposits

	September 30, 2014		December 31, 2013
($ in millions)	Amount	Average rate (a)	Amount	Average rate (a)

Interest-bearing deposits	$32,480	1.5%	$25,360	1.7%
Non-interest-bearing deposits	209	—	359	—
Total deposits	$32,689		$25,719
___________________

(a)	Based on interest expense for the nine months ended September 30, 2014 and the year ended December 31, 2013 and average deposits balances.

At September 30, 2014 and December 31, 2013, interest-bearing deposits included $8,830 million and $5,695 million, respectively, of direct deposit certificates of $100,000 or more. At September 30, 2014, our interest-bearing time deposits maturing for the remainder of 2014 and over the next four years and thereafter were as follows:

($ in millions)	2014	2015	2016	2017	2018	Thereafter
Deposits	$2,064	$11,154	$2,306	$2,534	$1,891	$5,978

The above maturity table excludes $5,507 million of demand deposits with no defined maturity. In addition, at September 30, 2014, we had $1,046 million of broker network deposit sweeps procured through a program arranger who channels brokerage account deposits to us. Unless extended, the contracts associated with these broker network deposit sweeps will terminate in 2015 and 2017, representing $784 million and $262 million, respectively.

NOTE 9.	BORROWINGS
The tables below summarize the components of the borrowings of consolidated securitization entities and our third party debt and related party debt at September 30, 2014 and December 31, 2013. The amounts presented for outstanding borrowings include unamortized debt premiums and discounts.

		September 30, 2014		December 31, 2013
($ in millions)	Maturity date	Amount	Weighted average interest rate	Amount	Weighted average interest rate

Borrowings of consolidated securitization entities	2014 - 2019	$15,091	1.3%	$15,362	1.2%
New Bank Term Loan Facility	2019	7,495	2.1%	—	—%
Senior unsecured notes	2017 - 2024	3,593	3.4%	—	—%
Related party debt	2019	1,405	4.2%	8,959	1.7%	(a)
Total borrowings		$27,584		$24,321
___________________

(a)	Represents average rate based on interest expense for the year ended December 31, 2013 and average borrowing balance.

Borrowings of Consolidated Securitization Entities

We securitize credit card receivables as an additional source of funding. In preparation for the IPO, in the first half of 2014, we amended the terms of certain of these borrowings, primarily to extend maturities and increase the availability of secured borrowing commitments. The maturities of the borrowings of our consolidated securitization entities at September 30, 2014, which reflect the effect of these amendments, were as follows:

($ in millions)	2014	2015	2016	2017	2018	Thereafter
Borrowings of consolidated securitization entities	$602	$2,608	$2,159	$7,759	$800	$1,163
In addition, at September 30, 2014, we had an aggregate of approximately $5.6 billion of undrawn committed capacity under our securitization programs.
During the nine months ended September 30, 2014 and 2013, we completed new debt issuances through our securitized entities with proceeds of $3,800 million and $866 million, respectively.
Third Party Debt
Bank Term Loan Facility

On August 5, 2014, we borrowed the full amount under a new term loan facility (the “New Bank Term Loan Facility”) with third party lenders that provided $8.0 billion principal amount of unsecured term loans maturing in 2019, and we prepaid $0.5 billion of the New Bank Term Loan Facility with a portion of the net proceeds of the senior unsecured notes described below. The New Bank Term Loan Facility bears interest based upon, at our option, (i) a base rate plus a margin of 0.65% to 1.40% or (ii) a London Interbank Offered Rate ("LIBOR") rate plus a margin of 1.65% to 2.40%, with the margin, in each case, based on our long-term senior unsecured non-credit-enhanced debt ratings or, if such rating has not been assigned to our debt by the applicable rating agency, a corporate credit rating. At September 30, 2014, the initial base rate and LIBOR margins were 0.90% and 1.90%, respectively.

In October 2014, we amended the New Bank Term Loan Facility to, among other things, increase the amount of indebtedness that the Company may incur thereunder by $750 million. This amount was borrowed in full by the Company and increased the total indebtedness outstanding under the New Bank Term Loan Facility from approximately $7.5 billion to approximately $8.2 billion. The proceeds from these additional borrowings were used to prepay outstanding principal amounts of the indebtedness under the new term loan facility with GECC (the "New GECC Term Loan Facility").

Senior Unsecured Notes
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
Related Party Debt
In connection with the IPO, all outstanding related party debt at the date of the closing of the IPO, totaling $8.0 billion, was repaid, and we entered into new long-term debt arrangements with third parties and GECC.

On August 5, 2014, we borrowed the full amount under a new term loan facility (the “New GECC Term Loan Facility”) with GECC, which provided $1.5 billion principal amount of unsecured term loan maturing in 2019, and we prepaid $0.1 billion of the New GECC Term Loan Facility with a portion of the net proceeds of the senior unsecured notes described above. The New GECC Term Loan Facility bears interest based upon, at our option, (i) a base rate plus a margin of 3.00% or (ii) a LIBOR rate plus a margin of 4.00%.

On October 6, 2014, the additional borrowings under the New Bank Term Loan of $750 million discussed above were used to prepay outstanding principal amounts of the indebtedness under the New GECC Term Loan Facility, reducing the principal amount outstanding under the New GECC Term Loan Facility from $1.4 billion to $655 million.
Revolving Credit Agreements
The Company’s historic funding arrangements with GECC have included five revolving credit facilities (the “GECC Revolving Credit Facilities”) between GECC (or certain of its subsidiaries) and the Bank (or certain of its subsidiaries) pursuant to which the Bank could borrow up to an aggregate of $10 billion. All amounts outstanding under the GECC Revolving Credit Facilities were repaid at the date of the closing of the IPO, and on September 4, 2014, following receipt of a non-objection from the Office of the Comptroller of the Currency (“OCC”) and as previously contemplated in our Registration Statement, these facilities were terminated and replaced with a new $6.0 billion intercompany revolving credit facility between the Company and the Bank. Borrowings under the new intercompany facility are eliminated in our consolidated financial statements.
In addition, the Bank was previously a party to two separate revolving credit agreements, each with a different third party lender and each of which provides the Bank with an unsecured revolving line of credit of up to $500 million. GECC has guaranteed the Bank's payment obligations under these agreements. There were no borrowings under these agreements for the periods presented and these agreements were terminated on September 30, 2014.

NOTE 10.	FAIR VALUE MEASUREMENTS
For a description of how we estimate fair value, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies in our 2013 annual combined financial statements in our Registration Statement.

The following tables present our assets and liabilities measured at fair value on a recurring basis. Included in the tables are debt and equity securities.
Recurring Fair Value Measurements
The following tables present our assets measured at fair value on a recurring basis.

At September 30, 2014 ($ in millions)	Level 1	Level 2	Level 3	Total

Assets
Investment securities
Debt
State and municipal	$—	$—	$55	$55
Residential mortgage-backed	—	252	—	252
US Corporate	—	—	3	3
Equity	15	—	—	15
Total	$15	$252	$58	$325

At December 31, 2013 ($ in millions)

Assets
Investment securities
Debt
State and municipal	$—	$—	$46	$46
Residential mortgage-backed	—	175	—	175
US Corporate	—	—	—	—
Equity	15	—	—	15
Total	$15	$175	$46	$236
For the nine months ended September 30, 2014 there were no securities transferred between Level 1 and Level 2 or between Level 2 and Level 3. At September 30, 2014 and December 31, 2013, we did not have any liabilities measured at fair value on a recurring basis.
Our Level 3 recurring fair value measurements primarily relate to state and municipal debt instruments, which are valued using non-binding broker quotes or other third-party sources. For a description of our process to evaluate third-party pricing servicers, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies in our 2013 annual combined financial statements in our Registration Statement. Our state and municipal debt securities are classified as available-for-sale with changes in fair value included in accumulated other comprehensive income.
The following table presents the changes in our Level 3 debt instruments that are measured on a recurring basis for the three and nine months ended September 30, 2014 and 2013.
Changes in Level 3 Instruments

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2014	2013	2014	2013

Balance at beginning of period	$56	$49	$46	$39
Net realized/unrealized gains (losses) included in accumulated other comprehensive income	1	(2)	5	(5)
Purchases	3	2	11	15
Settlements	(2)	(4)	(4)	(4)
Balance at end of period	$58	$45	$58	$45

Non-Recurring Fair Value Measurements
We hold certain assets that have been remeasured to fair value on a non-recurring basis during the nine months ended and held at September 30, 2014 and 2013. These assets can include repossessed assets and cost method investments that are written down to fair value when they are impaired, as well as loans held-for-sale. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs. The assets held by us that were remeasured to fair value on a non-recurring basis and the effects of the remeasurement to fair value were not material for all periods presented. The estimated fair value of loan receivables held for sale exceeded their amortized cost and accordingly a remeasurement to fair value was not required during the nine months ended September 30, 2014.
Financial Assets and Financial Liabilities Carried at Other than Fair Value

	Carrying	Corresponding fair value amount
At September 30, 2014 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents	$14,808	$14,808	$14,808	$—	$—
Other assets(a)	$439	$439	$439	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net	$53,665	$59,589	$—	$—	$59,589
Loan receivables held for sale	$1,493	$1,609	$—	$—	$1,609

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$32,689	$33,164	$—	$33,164	$—
Borrowings of consolidated securitization entities	$15,091	$15,099	$—	$7,557	$7,542
Related party debt	$1,405	$1,406	$—	$—	$1,406
Third party debt	$11,088	$11,075	$—	$3,618	$7,457

	Carrying	Corresponding fair value amount
At December 31, 2013 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents	$2,319	$2,319	$2,319	$—	$—
Other assets(a)	$76	$76	$76	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net	$54,362	$60,344	$—	$—	$60,344

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$25,719	$25,994	$—	$25,994	$—
Borrowings of consolidated securitization entities	$15,362	$15,308	$—	$8,206	$7,102
Related party debt(b)	$8,959	$209	$—	$209	$—
_______________________

(a)	This balance relates to restricted cash and equivalents which is included in other assets.

(b)
The fair value of the related party debt at December 31, 2013 relates to $195 million of debt issued by one of our securitization entities which was held by a GECC affiliate. This related party debt was repurchased by the Company during the nine months ended September 30, 2014 and is now eliminated in our condensed consolidated and combined financial statements at September 30, 2014.

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
Borrowings
The fair values of borrowings of consolidated securitization entities, as well as related party debt issued by one of our securitization entities which was held by a GECC affiliate at December 31, 2013, are based on valuation methodologies that utilize current market interest rate data which are comparable to market quotes adjusted for our non-performance risk. Borrowings that are publicly traded securities are classified as level 2. Borrowings that are not publicly traded are classified as level 3.
Third party debt consists of senior unsecured notes and the New Bank Term Loan Facility. The fair values of the senior unsecured notes are based on secondary market trades and other observable inputs and are classified as level 2. The fair value of the New Bank Term Loan Facility is based on non-binding broker quotes and are classified as level 3.
The fair value of the related party debt at September 30, 2014 is based on an internal valuation methodology that utilizes significant unobservable inputs.

NOTE 11.	REGULATORY AND CAPITAL ADEQUACY
As a savings and loan holding company, we are subject to extensive regulation, supervision and examination by the Federal Reserve Board. The Bank is a federally chartered savings association. As such, the Bank is subject to extensive regulation, supervision and examination by the OCC, which is its primary regulator, and by the Consumer Financial Protection Bureau (“CFPB”). In addition, the Bank, as an insured depository institution, is supervised by the Federal Deposit Insurance Corporation.
As a savings and loan holding company, we historically have not been required to maintain any specific amount of minimum capital. Beginning as early as 2015, however, we expect that we will be subject to capital requirements under the applicable U.S. Basel III capital rules. See Note 10. Regulatory and Capital Adequacy to our 2013 annual combined financial statements in our Registration Statement for additional information on these capital requirements.
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
At September 30, 2014 and December 31, 2013, the Bank met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and leverage ratios as set forth in the following table. There are no conditions or events subsequent to September 30, 2014 that management believes have changed the Bank’s capital category.
The actual capital amounts and ratios and the required minimums of the Bank are as follows:

At September 30, 2014 ($ in millions)	Actual		Minimum for capital adequacy purposes(b)		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio	Amount	Ratio

Total risk-based capital	$6,527	17.0%	$3,073	8.0%	$3,841	10.0%
Tier 1 risk-based capital	$6,027	15.7%	$1,536	4.0%	$2,304	6.0%
Tier 1 leverage	$6,027	13.2%	$1,822	4.0%	$2,277	5.0%

At December 31, 2013 ($ in millions)	Actual		Minimum for capital adequacy purposes(b)		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio	Amount	Ratio

Total risk-based capital	$6,010	17.3%	$2,784	8.0%	$3,480	10.0%
Tier 1 risk-based capital	$5,559	16.0%	$1,392	4.0%	$2,088	6.0%
Tier 1 leverage	$5,559	14.9%	$1,495	4.0%	$1,869	5.0%
_______________________

(a)	Represent Basel I capital ratios calculated for the Bank.

(b)	In addition to the Basel I requirements, under the Bank’s Operating Agreement with the OCC entered into on January 11, 2013, the Bank must maintain minimum levels of capital as follows:

($ in millions)	At September 30, 2014		At December 31, 2013
	Amount	Ratio	Amount	Ratio
Total risk-based capital	$4,225	11.0%	$3,828	11.0%
Tier 1 risk-based capital	$2,689	7.0%	$2,436	7.0%
Tier 1 leverage	$2,732	6.0%	$2,243	6.0%
The Bank may pay dividends on its stock, with consent or non-objection from the OCC and the Federal Reserve Board, among other things, if its regulatory capital would not thereby be reduced below the amount then required by the applicable regulatory capital requirements. The Bank met all regulatory capital adequacy requirements to which it was subject at September 30, 2014 and December 31, 2013.

NOTE 12.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the assumed conversion of all dilutive securities.

The following table presents the calculation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2014	2013	2014	2013
Net earnings	$548	$641	$1,578	$1,536

Weighted-average common shares outstanding, basic	782	705	731	705
Effect of dilutive securities	—	—	—	—
Weighted-average common shares outstanding, dilutive	782	705	731	705

Earnings per basic common share	$0.70	$0.91	$2.16	$2.18
Earnings per diluted common share	$0.70	$0.91	$2.16	$2.18
In July 2014, in preparation for the IPO, we completed a stock split pursuant to which each share held by the holder of our common stock was reclassified into 5,262.3512 shares. The weighted-average number of common shares outstanding included in the table above reflects the effects of the stock split for all periods presented. In connection with, and following the IPO, we issued certain stock based awards under the Synchrony Financial 2014 Long-Term Incentive Plan. A total of approximately 6 million shares related to these awards were considered anti-dilutive and therefore were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2014.

NOTE 13.	EQUITY AND OTHER STOCK RELATED INFORMATION
The IPO
Prior to the IPO, in July 2014, we completed a stock split pursuant to which each share held by the holder of our common stock was reclassified into 5,262.3512 shares. Following this stock split, we had approximately 705 million shares of common stock outstanding. The effects of the stock split have been reflected for all historical periods presented.
On August 5, 2014, we closed the IPO of 125 million shares of our common stock at a price to the public of $23.00 per share and on September 3, 2014 we issued an additional 3.5 million shares of our common stock pursuant to the Underwriters' Option. We received net proceeds from the IPO and the Underwriters' Option of approximately $2.8 billion. Following the IPO and the Underwriters' Option, GE currently owns approximately 84.6% of our common stock.
Incentive Programs
Prior to the IPO, we established the Synchrony Financial 2014 Long-Term Incentive Plan, which we refer to as the “Incentive Plan.” The Incentive Plan permits us to issue stock-based, stock-denominated and other awards to officers, employees, consultants and non-employee directors providing services to the Company and our participating affiliates. Available awards under the Incentive Plan include stock options and stock appreciation rights ("SARs"), restricted stock and restricted stock units ("RSUs"), performance awards and other awards valued in whole or in part by reference to or otherwise based on our common stock (other stock-based awards), and dividend equivalents.
In connection with the IPO, we issued a total of 3.3 million RSUs and 4.9 million stock options to certain employees. These RSUs and stock options will generally cliff vest four years from the award date provided that the employee has remained continuously employed by the Company through such vesting date. In addition, during the three months ended September 30, 2014, we issued a total of 0.5 million RSUs and 0.7 million stock options in connection with the 2014 annual grant. The RSUs and stock options issued in connection with the 2014 annual grant will generally vest 20% annually, starting with the first anniversary of the award date, provided that the employee has remained continuously employed by the Company through such vesting date.

NOTE 14.	INCOME TAXES
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

The Company is under continuous examination by the Internal Revenue Service (“IRS”) and the tax authorities of various states as part of their audit of GE’s tax returns. The IRS is currently auditing the GE consolidated U.S. income tax returns for 2010 and 2011. In addition, certain issues and refund claims for previous years are still unresolved. During 2013, the IRS completed the audit of GE’s consolidated U.S. income tax returns for 2008 and 2009, except for certain issues that remain under examination. We are under examination in various states going back to 2007 as part of their audit of GE’s tax returns. We believe that there are no issues or claims that are likely to significantly impact our results of operations, financial positions or cash flows. We further believe that we have made adequate provision for all income tax uncertainties that could result from such examinations.
Tax Sharing and Separation Agreement
In connection with the IPO, we entered into a Tax Sharing and Separation Agreement, (“TSSA”), which governs certain separation-related tax matters between the Company and GE following the IPO. The TSSA governs the allocation of the responsibilities for the taxes of the GE group between GE and the Company. The TSSA also allocates rights, obligations and responsibilities in connection with certain administrative matters relating to the preparation of tax returns and control of tax audits and other proceedings relating to taxes.
Under the TSSA, we generally are responsible for all taxes attributable to us or our operations for taxable periods following December 31, 2013. To the extent we file tax returns on a consolidated basis with GE, we will be required to make tax sharing payments to GE in amounts equal to our separate company tax liability. Our separate company tax liability will generally be equal to the amount of tax we would have paid had we been filing tax returns separately from GE, subject to certain adjustments, whether or not GE is actually required to pay such amounts to the taxing authorities. For taxable periods prior to January 1, 2014, GE is responsible for all income taxes imposed by the United States, Canada and Puerto Rico. Liabilities related to taxable periods prior to January 1, 2014 were settled with GE during the three months ended September 30, 2014. We are responsible for all other taxes attributable to our business. Where required for certain tax items, we have retained the liability and recorded an indemnity receivable in our Condensed Consolidated and Combined Statement of Financial Position.
Unrecognized Tax Benefits
At September 30, 2014 and December 31, 2013, our unrecognized tax benefits, excluding related interest expense and penalties, were $53 million and $202 million, respectively, of which $36 million and $131 million, respectively, if recognized, would reduce the annual effective rate. Included in the amount of unrecognized tax benefits are certain items that would not affect the effective tax rate if they were recognized in our Condensed Consolidated and Combined Statements of Earnings. These unrecognized items include the portion of gross state and local unrecognized tax benefits that would be offset by the benefit from associated U.S. federal income tax deductions. Included in the change in unrecognized tax benefits for the three months ended September 30, 2014 is a non-cash settlement with GE of $194 million, related to taxable periods prior to January 1, 2014, in accordance with the TSSA. Principally as a result of this settlement, net of the associated U.S. federal income tax deduction, and the related accrued interest, additional paid in capital increased by $147 million during the three months ended September 30, 2014. As a separate public company, we will continue to compute our unrecognized tax benefits on a separate return basis and we will settle our liabilities, as required, in accordance with the TSSA. It is reasonably possible that the gross balance of unrecognized tax benefits may increase or decrease in the next twelve months, however, it is not possible to estimate the amount. The amount of uncertain tax liabilities which may be resolved in the next twelve months is not expected to be material to our results of operations.

NOTE 15.	RELATED PARTY TRANSACTIONS
Services Provided by GE
GE and its subsidiaries, including GECC, have provided and continue to provide a variety of services to us.

In connection with the IPO, we entered into various agreements with GE and its affiliates that now govern our relationship with GE and GECC following the IPO. On July 30, 2014, we entered into a Master Agreement with GECC and, for certain limited purposes only, GE (the "Master Agreement"). The Master Agreement sets forth our agreements with GE and GECC relating to the ownership of certain assets and the allocation of certain liabilities in connection with the separation of our company from GECC. It also sets forth other agreements governing our relationship with GECC and its affiliates after the IPO. In connection with the IPO, we entered into the following agreements with GE and its affiliates:

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

•Tax Sharing and Separation Agreement - see Note 14. Income Taxes for a discussion of this agreement.

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

Funding Provided by GECC
Prior to the IPO, we used related party debt provided by GECC to meet our funding requirements after taking into account deposits held at the Bank, funding from securitized financings and cash generated from our operations. GECC assessed us an interest cost on a portion of the Parent’s total investment and historically we have reflected that portion as related party debt in the Condensed Consolidated and Combined Statements of Financial Position. All related party debt owed by the Company to GECC outstanding on the closing date of the IPO was repaid in August 2014, and we entered into the New GECC Term Loan Facility, See Note 9. Borrowings for additional information.
The following table sets forth the direct costs, indirect costs and interest expenses related to services and funding provided by GE for the periods indicated.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Direct costs(a)	$85	$54	$211	$157
Indirect costs(a)	—	57	134	166
Interest expense(b)	15	38	105	111
Total expenses for services and funding provided by GECC	$100	$149	$450	$434
_______________________

(a)	Direct and indirect costs are included in the other expense line items in our Condensed Consolidated and Combined Statements of Earnings.

(b)	Included in interest expense in our Condensed Consolidated and Combined Statements of Earnings.

Direct Costs. Direct costs are costs associated with either services provided directly to us that are centralized at GE or services provided to us by third parties under contracts entered into by GE. These services included the provision of employee benefits and benefit administration; information technology services; telecommunication services; and other services, including leases for vehicles, equipment and facilities. GE allocated the costs associated with these services to us using established allocation methodologies. See Note 14. Related Party Transactions and Parent’s Net Investment to our 2013 annual combined financial statements in our Registration Statement for additional information on these allocation methodologies. Under the Transitional Services Agreement ("TSA"), all of the costs billed to us by GE subsequent to the IPO are included as a component of direct costs and are at GE’s cost in accordance with historic allocation methodologies.
Indirect Costs. Following the IPO, GE and GECC no longer allocate costs to us related to corporate overhead. For periods prior to the IPO, GE and GECC allocated costs to us related to corporate overhead that directly or indirectly benefited our business. These assessments related to information technology, insurance coverage, tax services provided, executive incentive payments, advertising and branding and other functional support. These allocations were determined primarily using our percentage of GECC’s relevant expenses. In preparation for the IPO, these allocated charges were billed directly to us in July 2014, and are therefore included as a component of "Direct costs".
Interest Expense.    For periods prior to the IPO, interest expense represents interest cost assessed to us from GECC’s centralized treasury function based on fixed and floating interest rates, plus funding related costs that include charges for liquidity and other treasury costs. For periods subsequent to the IPO, interest expense represents interest accruing on the New GECC Term Loan Facility.
Other Related Party Transactions
GECC is the servicer for one of our securitization entities. We perform substantially all of the servicing functions with respect to this entity pursuant to a subservicing agreement with GECC. Under these servicing arrangements, collections associated with the securitized loan receivables are routinely transferred between the Company and GECC. As a result, at September 30, 2014, we recorded a related party receivable and corresponding related party payable of $183 million in our Condensed Consolidated and Combined Statement of Financial Position.
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
Parent’s Net Investment
At December 31, 2013, the remainder of our Parent’s total investment, in excess of our related party debt is reflected as equity under the caption, Parent’s net investment, in our Condensed Consolidated and Combined Statements of Financial Position. At September 30, 2014, GECC's equity ownership is reflected in Common stock and Additional paid in capital in our Condensed Consolidated and Combined Statements of Financial Position.
NOTE 16.    LEGAL PROCEEDINGS AND REGULATORY MATTERS
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

As we had previously reserved for amounts related to these matters, the 2014 Consent Orders did not have a material impact to our Condensed Consolidated and Combined Financial Statements for the three months ended September 30, 2014. Although we do not believe that the 2014 Consent Orders themselves will have a material adverse effect on our results of operations going forward, we cannot be sure whether the settlements will have an adverse impact on our reputation or whether any similar actions will be brought by state attorneys general or others, all of which could have a material adverse effect on us.
Other Matters
On September 27, 2013, Secure Axcess LLC, filed a complaint against the Bank as well as other defendants in the U.S. District Court for the Eastern District of Texas, for patent infringement related to the Bank’s alleged use of website authenticity technology referred to as “Safe Keys.” The complaint seeks unspecified damages. On April 14, 2014, the Bank filed an answer to the complaint, and on April 17, 2014, the Bank filed a motion to stay the case pending resolution of two petitions filed by other parties with the U.S. Patent Office to review the validity of the Secure Axcess patent at issue in the pending litigation. On September 9, 2014, the U.S. Patent Office instituted the two petitions, and on September 29, 2014, the Court stayed the action pending the resolution of the U.S. Patent Office’s review.
The Bank is a defendant in three putative class actions alleging claims under the federal Telephone Consumer Protection Act (“TCPA”), where the plaintiffs assert that they received calls on their cellular telephones relating to accounts not belonging to them. In each case, the complaints allege that the Bank placed calls to consumers by an automated telephone dialing system or using a pre-recorded message or automated voice without their consent and seek up to $1,500 for each violation. The amount of damages sought in the aggregate is unspecified. Abdeljalil et al. v. GE Capital Retail Bank was filed on August 22, 2012 in the U.S. District Court for the Southern District of California, originally naming GECC as the defendant. In August 2013, the Court denied without prejudice GECC’s motion to dismiss the class allegations. GECC subsequently was dismissed and the plaintiffs amended the complaint to name the Bank as the defendant. On April 28, 2014, the plaintiffs filed a motion to certify the alleged class. Cowan v. GE Capital Retail Bank was filed on May 14, 2014 in the U.S. District Court for the District of Connecticut. On August 4, 2014, the Bank filed motions to stay and dismiss the action.  Pittman et al. v. GE Capital d/b/a GE Capital Retail Bank was filed on July 29, 2014 in the U.S. District Court for the Northern District of Alabama. On October 28, 2014, the court stayed the action, pursuant to the parties' agreement, until a ruling on the pending motion for class certification in the Abdeljalil action. In addition to the Abdeljalil, Cowan, and Pittman actions, the Bank has resolved two other putative class actions that made similar claims under the TCPA, both of which were settled on an individual basis with the class representative. Travaglio et al. v. GE Capital Retail Bank and Allied Interstate LLC was filed on January 17, 2014 in the U.S. District Court for the Middle District of Florida and dismissed on October 9, 2014. Fitzhenry v. Lowe’s Companies Inc. and GE Capital Retail Bank was filed on May 29, 2014 in the U.S. District Court for the District of South Carolina and dismissed on October 20, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a result of the Transactions, we increased our liquidity portfolio and entered into new debt financings that increased our indebtedness with third parties and reduced our funding from GECC. The interest rate benchmark for our liquidity portfolio is the short-term U.S. Treasury rate or the federal funds rate. The interest rate benchmark for our floating rate loan receivables is the prime rate and the interest rate benchmark for our floating rate liabilities is generally either LIBOR or the federal funds rate.
The Transactions did not change the types of market risks we are exposed to, but do impact the quantitative impact from a hypothetical change in interest rates. Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at September 30, 2014, we estimate that net interest income over the following 12-month period would increase by approximately $97 million.
For an additional discussion of our exposure to market risk, refer to “Management's Discussion and Analysis - Quantitative and Qualitative Disclosures about Market Risk” in our Registration Statement.
ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

No change in internal control over financial reporting occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of legal proceedings, see Note 16. Legal Proceedings and Regulatory Matters to our condensed consolidated and combined financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in our Registration Statement under the heading “Risk Factors”.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.
ITEM 6. EXHIBITS

See “Exhibit Index” for documents filed herewith and incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synchrony Financial
(Registrant)

October 31, 2014	/s/ Brian D. Doubles
Date	Brian D. Doubles Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Synchrony Financial (incorporated by reference to Exhibit 3.1 of Amendment No. 5 to the Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 333-194528))

3.2
Amended and Restated Bylaws of Synchrony Financial (incorporated by reference to Exhibit 3.2 of Amendment No. 5 to the Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 333-194528))

4*	Instruments defining rights of holders of long-term debt
10.1
Master Agreement, dated as of July 30, 2014, among General Electric Capital Corporation, Synchrony Financial, and, solely for purposes of certain sections and articles set forth therein, General Electric Company (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (No. 333-197244))

10.2
Transitional Services Agreement, dated August 5, 2014, by and among General Electric Capital Corporation, Synchrony Financial and Retail Finance International Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Synchrony Financial on August 11, 2014)

10.3
Registration Rights Agreement, dated as of August 5, 2014, by and between Synchrony Financial and General Electric Capital Corporation (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Synchrony Financial on August 11, 2014)

10.4
Tax Sharing and Separation Agreement, dated as of August 5, 2014, by and between General Electric Company and Synchrony Financial (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Synchrony Financial on August 11, 2014)

10.5
Employee Matters Agreement, dated August 5, 2014, by and among General Electric Company, General Electric Capital Corporation and Synchrony Financial (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by Synchrony Financial on August 11, 2014)

10.6
Transitional Trademark License Agreement, dated as of August 5, 2014, by and between GE Capital Registry, Inc. and Synchrony Financial (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by Synchrony Financial on August 11, 2014)

10.7
Intellectual Property Cross License Agreement, dated as of August 5, 2014, by and between General Electric Company and General Electric Capital Corporation, on the one hand, and Synchrony Financial, on the other hand (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed by Synchrony Financial on August 11, 2014)

10.8
Credit Agreement, dated as of July 30, 2014, among Synchrony Financial, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other Lenders party thereto (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (No. 333-197244))

10.9
Credit Agreement, dated as of July 30, 2014, among Synchrony Financial, as borrower, General Electric Capital Corporation, as administrative agent, and the other Lenders party thereto (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (No. 333-197244))

10.10
Synchrony 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (No. 333-197244))

10.11
Form of agreement for awards under Synchrony 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (No. 333-197244))

10.12
Form of Transaction Award Agreement, by and between GE Capital Retail Bank/GE Capital Retail Finance, Inc. and each of Margaret M. Keane, Brian D. Doubles, Jonathan S. Mothner, Thomas M. Quindlen and Glenn P. Marino (incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (No. 333-197244))

10.13
Form of Indemnification Agreement for directors, executive officers and key employees (incorporated by reference to Exhibit 10.89 of Amendment No. 1 to the Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (No. 333-197244))

10.14
Sub-Servicing Agreement, dated as of July 30, 2014, between Synchrony Financial and General Electric Capital Corporation (incorporated by reference to Exhibit 10.90 of Amendment No. 1 to the Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (No. 333-197244))

10.15
Synchrony Financial Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.91 of Amendment No. 5 to the Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 333-194528))

10.16
Fourth Amendment to Servicing Agreement, dated as of July 16, 2014, between GE Capital Credit Card Master Note Trust and General Electric Capital Corporation (incorporated by reference to Exhibit 4.14 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust, RFS Holding, L.L.C. and Synchrony Bank on July 16, 2014)

10.17	Form of Synchrony Financial Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Synchrony Financial on September 22, 2014)
10.18	Form of Restricted Stock Unit and Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Synchrony Financial on September 22, 2014)
31(a)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
31(b)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
32	Certification Pursuant to 18 U.S.C. Section 1350.
101
The following materials from Synchrony Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated and Combined Statements of Earnings for the three and nine months ended September 30, 2014 and 2013, (ii) Condensed Consolidated and Combined Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iii) Condensed Consolidated and Combined Statements of Financial Position at September 30, 2014 and December 31, 2013, (iv) Condensed Consolidated and Combined Statements of Changes in Equity for the nine months ended September 30, 2014 and 2013, (v) Condensed Consolidated and Combined Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (vi) Notes to Condensed Consolidated and Combined Financial Statements.

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