Form 10-K
period 2014-12-31
Synchrony Financial
filed 2015-02-23
CIK 1601712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
001-36560
(Commission File Number)
SYNCHRONY FINANCIAL
(Exact name of registrant as specified in its charter)

Delaware	51-0483352
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

777 Long Ridge Road
Stamford, Connecticut	06902
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code) (203) 585-2400
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.001 per share	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:

Title of class
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the outstanding common equity of the registrant held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter: None. The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 17, 2015 was 833,764,589.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held May 21, 2015, is incorporated by reference into Part III to the extent described therein.

Synchrony Financial

Certain Defined Terms
Except as the context may otherwise require in this report, references to:

•
“we,” “us,” “our” and the “Company” are to SYNCHRONY FINANCIAL and its subsidiaries, which together represent the businesses that historically have conducted GE’s North American retail finance business;

•	“Synchrony” are to SYNCHRONY FINANCIAL only;

•	“GE” are to General Electric Company and its subsidiaries;

•	“GECC” are to General Electric Capital Corporation (a subsidiary of GE) and its subsidiaries;

•	“GECFI” are to GE Consumer Finance, Inc. (a subsidiary of GECC that owns 84.6% of the common stock of Synchrony) and its subsidiaries;

•	the “Bank” are to Synchrony Bank (a subsidiary of Synchrony), previously known as GE Capital Retail Bank;

•
the “Bank Term Loan” are to the term loan agreement, dated as of July 30, 2014, among Synchrony, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto, as amended;

•	the “GECC Term Loan” are to the term loan agreement, dated as of July 30, 2014, among Synchrony, as borrower, GECC, as administrative agent, and the other Lenders party thereto, as amended; and

•	“FICO” score are to a credit score developed by Fair Isaac & Co., which is widely used as a means of evaluating the likelihood that credit users will pay their obligations.
For a description of certain other terms we use, including “active account,” “open account” and “purchase volume,” see the notes to “Item 7. Management’s Discussion and Analysis—Other Financial and Statistical Data.” There is no standard industry definition for many of these terms, and other companies may define them differently than we do.
We provide a range of credit products through programs we have established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which, in our business and in this report, we refer to as our “partners.” The terms of the programs all require cooperative efforts between us and our partners of varying natures and degrees to establish and operate the programs. Our use of the term “partners” to refer to these entities is not intended to, and does not, describe our legal relationship with them, imply that a legal partnership or other relationship exists between the parties or create any legal partnership or other relationship. The “average length of our relationship” with respect to a specified group of partners or programs is measured on a weighted average basis by platform revenue for the year ended December 31, 2014 for those partners or for all partners participating in a program, based on the date each partner relationship or program, as applicable, started. Information with respect to partner “locations” in this report is given at December 31, 2014. Unless otherwise stated, our “40 largest program agreements” are measured based upon platform revenue for the year ended December 31, 2014, excluding program agreements which have expired or otherwise will not be extended beyond their contractual expiration dates in 2015.
Unless otherwise indicated, references to “loan receivables” do not include loan receivables held for sale.

“Synchrony” and its logos and other trademarks referred to in this report, including, Optimizer+plus ®, Optimizer+plus Perks, CareCredit®, Quickscreen® and eQuickscreen™ belong to us. Solely for convenience, we refer to our trademarks in this report without the ™ and ® symbols, but such references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights to our trademarks. Other service marks, trademarks and trade names referred to in this report are the property of their respective owners.
Industry and Market Data
This report contains various historical and projected financial information concerning our industry and market. Some of this information is from industry publications and other third-party sources, and other information is from our own data and market research that we commission. All of this information involves a variety of assumptions, limitations and methodologies and is inherently subject to uncertainties, and therefore you are cautioned not to give undue weight to it. Although we believe that those industry publications and other third-party sources are reliable, we have not independently verified the accuracy or completeness of any of the data from those publications or sources. Statements in this report that we are the largest provider of private label credit cards in the United States (based on purchase volume and receivables) are based on issue number 1,039 of “The Nilson Report,” a subscription-based industry newsletter, dated April 2014 (based on 2013 data), and references to “The Nilson Report (December 2014)” are to issue number 1,054 of The Nilson Report, dated December 2014.

Non-GAAP Measures
To assess and internally report the revenue performance of our three sales platforms, we use a measure we refer to as “platform revenue.” Platform revenue is the sum of three line items in our Consolidated and Combined Statements of Earnings prepared in accordance with U.S. generally accepted accounting principles (“GAAP”): “interest and fees on loans,” plus “other income,” less “retailer share arrangements.” Platform revenue itself is not a measure presented in accordance with GAAP. For a reconciliation of platform revenue to interest and fees on loans, see “Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Platform Analysis.” We deduct retailer share arrangements but do not deduct other line item expenses, such as interest expense, provision for loan losses and other expense, because those items are managed for the business as a whole. We believe that platform revenue is a useful measure to investors because it represents management’s view of the net revenue contribution of each of our platforms. This measure should not be considered a substitute for interest and fees on loans or other measures of performance we have reported in accordance with GAAP.
We also present certain capital ratios for the Company. As a new savings and loan holding company, the Company historically has not been required by regulators to disclose capital ratios, and therefore these capital ratios are non-GAAP measures. We believe these capital ratios are useful measures to investors because they are widely used by analysts and regulators to assess the capital position of financial services companies, although our Basel I Tier 1 common ratio is not a Basel I defined regulatory capital ratio, and our Basel I and Basel III Tier 1 common ratios may not be comparable to similarly titled measures reported by other companies. Our Basel I Tier 1 common ratio is the ratio of Tier 1 common equity (as calculated in the reconciliation referred to below) to total risk-weighted assets as calculated in accordance with the U.S. Basel I capital rules. Our Basel III Tier 1 common ratio is the ratio of common equity Tier 1 capital to total risk-weighted assets, each as calculated in accordance with the U.S. Basel III capital rules (on a fully phased-in basis). Our Basel III Tier 1 common ratio is a preliminary estimate reflecting management’s interpretation of the final Basel III capital rules adopted in July 2013 by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), which have not been fully implemented, and our estimate and interpretations are subject to, among other things, ongoing regulatory review and implementation guidance. For a reconciliation of the components of these capital ratios to their nearest comparable GAAP component, see “Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital.”

Cautionary Note Regarding Forward-Looking Statements:
Various statements in this Annual Report on Form 10-K may contain “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “targets,” “outlook,” “estimates,” “will,” “should,” “may” or words of similar meaning, but these words are not the exclusive means of identifying forward-looking statements.
Forward-looking statements are based on management’s current expectations and assumptions, and are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, actual results could differ materially from those indicated in these forward-looking statements. Factors that could cause actual results to differ materially include global political, economic, business, competitive, market, regulatory and other factors and risks, such as: the impact of macroeconomic conditions and whether industry trends we have identified develop as anticipated; retaining existing partners and attracting new partners, concentration of our platform revenue in a small number of Retail Card partners, promotion and support of our products by our partners, and financial performance of our partners; our need for additional financing, higher borrowing costs and adverse financial market conditions impacting our funding and liquidity, and any reduction in our credit ratings; our ability to securitize our loans, occurrence of an early amortization of our securitization facilities, loss of the right to service or subservice our securitized loans, and lower payment rates on our securitized loans; our reliance on dividends, distributions and other payments from Synchrony Bank (the “Bank”); our ability to grow our deposits in the future; changes in market interest rates and the impact of any margin compression; effectiveness of our risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, our ability to manage our credit risk, the sufficiency of our allowance for loan losses and the accuracy of the assumptions or estimates used in preparing our financial statements; our ability to offset increases in our costs in retailer share arrangements; competition in the consumer finance industry; our concentration in the U.S. consumer credit market; our ability to successfully develop and commercialize new or enhanced products and services; our ability to realize the value of strategic investments; reductions in interchange fees; fraudulent activity; cyber-attacks or other security breaches; failure of third parties to provide various services that are important to our operations; disruptions in the operations of our computer systems and data centers; international risks and compliance and regulatory risks and costs associated with international operations; alleged infringement of intellectual property rights of others and our ability to protect our intellectual property; litigation and regulatory actions; damage to our reputation; our ability to attract, retain and motivate key officers and employees; tax legislation initiatives or challenges to our tax positions and state sales tax rules and regulations; significant and extensive regulation, supervision, examination and enforcement of our business by governmental authorities, the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the impact of the Consumer Financial Protection Bureau’s (the “CFPB”)’s regulation of our business; changes to our methods of offering our CareCredit products; impact of capital adequacy rules; restrictions that limit the Bank’s ability to pay dividends; regulations relating to privacy, information security and data protection; use of third-party vendors and ongoing third-party business relationships; failure to comply with anti-money laundering and anti-terrorism financing laws; effect of GECC being subject to regulation by the Federal Reserve Board both as a savings and loan holding company and as a systemically important financial institution; GE not completing the separation from us as planned or at all, GE’s inability to obtain savings and loan holding company deregistration (the “GE SLHC Deregistration”) and GE continuing to have significant control over us; completion by the Federal Reserve Board of a review (with satisfactory results) of our preparedness to operate on a standalone basis, independently of GE, and Federal Reserve Board approval required for us to continue to be a savings and loan holding company, including the timing of the approval and the imposition of any significant additional capital or liquidity requirements; our need to establish and significantly expand many aspects of our operations and infrastructure; delays in receiving or failure to receive Federal Reserve Board agreement required for us to be treated as a financial holding company after the GE SLHC Deregistration; loss of association with GE’s strong brand and reputation; limited right to use the GE brand name and logo and need to establish a new brand; GE has significant control over us; terms of our arrangements with GE may be more favorable than what we will be able to obtain from unaffiliated third parties; obligations associated with being a public company; our incremental cost of operating as a standalone public company could be substantially more than anticipated; GE could engage in businesses that compete with us, and conflicts of interest may arise between us and GE; and failure caused by us of GE’s distribution of our common stock to its stockholders in exchange for its common stock to qualify for tax-free treatment, which may result in significant tax liabilities to GE for which we may be required to indemnify GE.
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included in “Item 1A. Risk Factors.” You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties, or potentially inaccurate assumptions that could cause our current expectations or beliefs to change. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by the federal securities laws.

PART I.
ITEM 1. BUSINESS
Our Company
____________________________________________________________________________________________
We are one of the premier consumer financial services companies in the United States. Our roots in consumer finance trace back to 1932, and today we are the largest provider of private label credit cards in the United States based on purchase volume and receivables. We provide a range of credit products through programs we have established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” Through our partners’ approximately 338,000 locations across the United States and Canada, and their websites and mobile applications, we offer their customers a variety of credit products to finance the purchase of goods and services. During 2014, we financed $103.1 billion of purchase volume, and at December 31, 2014, we had $61.3 billion of loan receivables and 64.3 million active accounts. Our active accounts represent a geographically diverse group of both consumers and businesses, with an average FICO score of 715 for consumer active accounts at December 31, 2014. Our business has been profitable and resilient, including through the recent U.S. financial crisis and ensuing years. For the years ended December 31, 2014 and 2013, we had net earnings of $2.1 billion and $2.0 billion, respectively, representing a return on assets of 3.2% and 3.5%, respectively.
Our business benefits from longstanding and collaborative relationships with our partners, including some of the nation’s leading retailers and manufacturers with well-known consumer brands, such as Lowe’s, Walmart, Amazon and Ethan Allen. We believe our partner-centric business model has been successful because it aligns our interests with those of our partners and provides substantial value to both our partners and our customers. Our partners promote our credit products because they generate increased sales and strengthen customer loyalty. Our customers benefit from instant access to credit, discounts and promotional offers. We seek to differentiate ourselves through deep partner integration and our extensive marketing expertise. We have omni-channel (in-store, online and mobile) technology and marketing capabilities, which allow us to offer and deliver our credit products instantly to customers across multiple channels. For example, the purchase volume in our Retail Card platform from our online and mobile channels increased by $2.0 billion, or 17.9%, to $12.7 billion in 2014.
Our revenue activities are managed through three sales platforms: Retail Card, Payment Solutions and CareCredit. Retail Card is a leading provider of private label credit cards, and also provides Dual Cards and small- and medium-sized business credit products. Payment Solutions is a leading provider of promotional financing for major consumer purchases, offering primarily private label credit cards and installment loans. CareCredit is a leading provider of promotional financing to consumers for elective healthcare procedures or services, such as dental, veterinary, cosmetic, vision and audiology.
We offer our credit products primarily through our wholly-owned subsidiary, the Bank. Through the Bank, we offer, directly to retail and commercial customers, a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”), including certificates of deposit, individual retirement accounts (“IRAs”), money market accounts and savings accounts, under our Optimizer+Plus brand. We also take deposits at the Bank through third-party securities brokerage firms that offer our FDIC-insured deposit products to their customers. We have expanded and continue to expand our online direct banking operations to increase our deposit base as a source of stable and diversified low cost funding for our credit activities. We had $35.0 billion in deposits at December 31, 2014.

Our Value Proposition
____________________________________________________________________________________________
We offer strong value propositions to both our partners and our customers.
Our Value Proposition

Value to Our Partners
Our consumer finance programs deliver the following benefits to our partners:

•
Increased sales. Our programs drive increased sales for our partners by providing instant credit with an attractive value proposition (which may include discounts, promotional financing and customized loyalty rewards). Based on our research and experience in our Retail Card and Payment Solutions platforms, we believe average sales per customer in these platforms are generally higher for customers who use our cards compared to consumers who do not. In Payment Solutions, the availability of promotional financing is important to the consumer’s decision to make purchases of “big-ticket” items and a driver of retailer selection. In CareCredit, the availability of credit can also have a substantial influence over consumer spending with a significant number of consumers indicating in our research that they would postpone or forego all or a portion of their desired healthcare procedures or services if credit was not available through their healthcare providers.

•
Strengthened customer loyalty. Our programs benefit our partners through strengthened customer loyalty. Our Retail Card customers have had their cards an average of 7 years at December 31, 2014. We believe customer loyalty drives repeat business and additional sales. Our active Retail Card accounts at December 31, 2014 made an average of more than 12 purchases per account during the year ended December 31, 2014. In our Payment Solutions platform, 26% of purchase volume in 2014 was from existing customers through repeat purchases at our individual Payment Solution partners, as well as from the use of certain cards within industry-specific networks comprised of multiple Payment Solutions partners. Our CareCredit customers can use their card at any provider within our provider network, which we believe is an important source of new business to our providers, and 47% of CareCredit purchase volume in 2014 was from existing customers reusing their card at one or more providers.

•
Enhanced marketing. We have developed significant marketing expertise that we share with our partners, including through dedicated on-site teams, a national field sales force and experts who reside in our marketing centers of excellence. We believe this expertise is of substantial value to our partners in increasing sales and profitability. Our omni-channel capabilities allow us to market our credit products wherever our partners offer their products. Our customer relationship management (“CRM”) and data analytics capabilities allow us to track customer responsiveness to different marketing strategies, which helps us target marketing messages and promotional offers to our partners’ customers. In Payment Solutions, our dedicated industry-focused sales and marketing teams bring substantial retailer marketing expertise to our smaller retailer and merchant partners. These partners benefit from our research on how to increase store traffic with various promotional offerings. We also provide them with website and e-commerce capabilities that many could not afford to develop on their own.

•
Additional economic benefits. Our programs provide economic benefits to our partners in addition to increasing sales. Our Retail Card partners typically benefit from retailer share arrangements that provide for payments to them once the economic performance of the program exceeds a contractually-defined threshold. These shared economics enhance our partners’ engagement with us and provide an incentive for partners to support our programs. In addition, for most of our partners, our credit programs reduce costs by eliminating the interchange fees for in-store purchases that would otherwise be paid when general purpose credit cards or debit cards are used. Our programs also allow our partners to avoid the risks and administrative costs associated with carrying an accounts receivable balance for their customers, and this is particularly attractive to many of our CareCredit partners.

Value to Our Customers
Our consumer finance programs deliver the following benefits to our customers:

•
Instant access to credit. We offer qualified customers instant access to credit at the point of sale and across multiple channels. Our Retail Card programs provide financing for frequent purchases with attractive program benefits, including, in the case of our Dual Card, the convenience of a general purpose credit card. Payment Solutions and CareCredit offer promotional financing that enables qualified customers to make major purchases, including, in the case of CareCredit, elective healthcare procedures or services that typically are not covered by insurance.

•
Attractive discounts, promotional terms and loyalty rewards. We believe our programs provide substantial value to our customers through attractive discounts, promotional terms and loyalty rewards. Retail Card customers typically benefit from first purchase discounts (e.g., 10% or more off the purchase price when a new account is opened) and discounts or loyalty rewards when their card is used to make subsequent purchases from our partners. Our Retail Card customers typically earn rewards based on the amount of their purchases from our partners at a rate which is generally higher than the reward rate on general purpose cash back credit cards. Our Payment Solutions and CareCredit customers typically benefit from promotional financing such as interest-free periods on purchases. These types of promotions typically are not available to consumers when they use a general purpose credit card outside of introductory offer periods.

•
Ability to obtain separate financing for major purchases. We believe many consumers prefer to obtain separate financing for major purchases or category expenditures rather than accessing available borrowing capacity under their general purpose credit cards or using cash. We believe our customers also value the ability to compartmentalize, budget and track their spending and borrowing through separate financing for a major purchase.

Our Industry
____________________________________________________________________________________________
We believe our business is well positioned to benefit from the following favorable industry trends:

•
Improvements in consumer spending and credit utilization. Consumer spending has increased as U.S. economic conditions and consumer confidence continue to recover from the recent financial crisis. The U.S. consumer payments industry, which consists of credit, debit, cash, check and electronic payments, is projected to grow by 27% from 2013 to 2018 (from $8.9 trillion in 2013 to $11.4 trillion in 2018) according to The Nilson Report (December 2014). According to that report, credit card payments are expected to account for the majority of the growth of the U.S. consumer payments industry. Credit card payments accounted for $2.5 trillion or 27.8% of U.S. consumer payments volume in 2013 and are expected to grow to $4.1 trillion or 36.0% of U.S. consumer payments volume in 2018. Credit card spending is growing as a percentage of total consumer spending, driven in part by the growth of online and mobile purchases.

•
Improvements in U.S. household finances. U.S. household finances have recovered substantially since the financial crisis. According to the Federal Reserve Board, the average U.S. household’s debt service ratio is better than pre-crisis levels, having improved to 9.9% for the three months ended September 30, 2014 from 13.1% for the three months ended September 30, 2007. According to the Federal Reserve Board, aggregate U.S. household net worth also has increased, from $66.8 trillion at December 31, 2007 to $81.3 trillion at September 30, 2014.

•
Growth of direct banking and deposit balances. According to 2012 and 2014 American Bankers Association surveys, the percentage of customers who prefer to do their banking via direct channels (internet, mail, phone and mobile) increased from 53% to 54% between 2010 and 2014, while those who prefer branch banking declined from 25% to 21% over the same period. This preference for direct banking has been evidenced by robust growth in direct deposits. U.S. direct deposits increased by 48%, from $359 billion at December 31, 2010 to $532 billion at September 30, 2014, according to data for 17 surveyed banks from SNL Financial, a financial institutions data and analysis provider.

Competitive Strengths
____________________________________________________________________________________________
Our business has a number of competitive strengths, including the following:

•
Large, diversified and well established consumer finance franchise. Our business is large and diversified with 64.3 million active accounts at December 31, 2014 and a partner network with approximately 338,000 locations across the United States and in Canada as of December 31, 2014. At December 31, 2014, we had $61.3 billion in total loan receivables, and we are the largest provider of private label credit cards in the United States based on purchase volume and receivables according to The Nilson Report (April 2014). We have built large scale operations that support each of our sales platforms, and we believe our extensive partner network, with its broad geographic reach and diversity by industry, provides us with a distribution capability that is difficult to replicate. We believe the scale of our business and resulting operating efficiencies also contribute significantly to our success and profitability. In addition, we believe our partner-centric model, including our distribution capability, could lend itself to geographic expansion.

•
Partner-centric model with long-standing and stable relationships. Our business is based on a partner-centric, business-to-business model. Our ability to establish and maintain deep, collaborative relationships with our partners is a core skill that we have developed through decades of experience, and we have more than 1,000 dedicated employees, most of whom are co-located with our partners, to help drive the growth of our partners’ sales and our share of their sales. At December 31, 2014, the average length of our relationship for our 40 largest programs across all platforms, which accounted in aggregate for 73.9% of our platform revenue for the year ended December 31, 2014, is 15 years. From these same 40 programs, 67.2% of our platform revenue for the year ended December 31, 2014 was generated under programs with current contractual terms that continue through at least January 1, 2017. A diverse and growing group of more than 200,000 partners accounted for the remaining 26.1% of our platform revenue for the year ended December 31, 2014.

•
Deeply integrated technology across multiple channels. Our proprietary technology is deeply integrated with our partners’ systems and processes, which enables us to provide customized credit products to their customers at the point of sale across multiple channels. Our technologies enable customers to apply for credit at the point of sale in store, online or on a mobile device and, if approved, purchase instantly. Our online and mobile technologies are capable of being seamlessly integrated into our partners’ systems to enable our customers to check their available credit line, manage their account, access our eChat online customer service and participate in the relevant partners’ loyalty rewards programs online and using mobile devices. In addition, in CareCredit, we have developed an extensive provider locator that helps to connect customers to our approximately 186,000 healthcare provider locations. This online locator received an average of over 600,000 hits per month in 2014, helping to drive incremental business for our provider partners. We believe that our continued investment in technology and mobile offerings will help us deepen our relationships with our existing partners, as well as provide a competitive advantage when seeking to win new business.

•
Strong operating performance. For the year ended December 31, 2014, we have grown our purchase volume and loan receivables at 9.9% and 7.0%, respectively. For the years ended December 31, 2014 and 2013, our net earnings were $2.1 billion and $2.0 billion, respectively, and our return on assets was 3.2% and 3.5%, respectively. We were profitable throughout the recent U.S. financial crisis. We believe our ability to maintain profitability through various economic cycles is attributable to our rigorous underwriting process, strong pricing discipline, low cost to acquire new accounts, operational expertise and retailer share arrangements with our largest partners.

•
Strong balance sheet and capital base. We have a strong capital base and a diversified and stable funding profile with access to multiple sources of funding, including a growing deposit platform at the Bank, securitized financings under well-established programs, bank facilities and the public unsecured debt markets. At December 31, 2014, we had an estimated fully phased-in Basel III Tier 1 common ratio of 14.5%, and our business was funded with $35.0 billion of deposits at the Bank, $15.0 billion of securitized financings, $0.7 billion of transitional funding from the GECC Term Loan, $8.2 billion from the Bank Term Loan, and $3.6 billion of senior unsecured notes. At December 31, 2014, we had $12.9 billion of cash and short-term liquid investments (or 17.1% of total assets), and an aggregate of $6.1 billion of undrawn committed capacity under our securitization programs. At December 31, 2014, the combined total of our liquid assets and undrawn capacity equated to 25.2% of total assets. We also had, at the same date more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales.

•
Experienced and effective risk management. We have an experienced risk management team and an enterprise risk management infrastructure that we believe enable us to effectively manage our risk. Our enterprise risk management function is designed to identify, measure, monitor and control risk, including credit, market, liquidity, strategic and operational risks. Our focus on the credit process is evidenced by the success of our business through multiple economic cycles. We control the credit criteria for all of our programs and issue credit only to consumers who qualify under those credit criteria. Our systems are integrated with our partners’ systems, and therefore we can use our proprietary credit approval processes to make credit decisions instantly at the point of sale and across all application channels in accordance with our underwriting guidelines and risk appetite. Our risk management strategies are customized by industry and partner, and we believe our proprietary decisioning systems and customized credit scores provide significant incremental predictive capabilities over standard credit bureau-based scores alone. In addition, we have an extensive compliance program, and we have invested, and will continue to invest, in enhancing our regulatory compliance capabilities.

•
High quality and diverse asset base. Our consumer active accounts had an average FICO score of 715, and our total loan receivables (including loan receivables held for sale) had a weighted average consumer FICO score of 698, in each case at December 31, 2014. In addition, 72.2% of our portfolio’s loan receivables (including loan receivables held for sale) are from consumers with a FICO score of greater than 660 at December 31, 2014. Our over-30 day delinquency rate at December 31, 2014 is below 2007 pre-financial crisis levels. We have a seasoned customer base with 35.0% of our loan receivables (including loan receivables held for sale) at December 31, 2014 associated with accounts that have been open for more than five years. Our portfolio is also diversified by geography, with receivables balances broadly reflecting the U.S. population distribution.

•
Experienced management team and business built on GE culture. Our senior management team, including key members who helped us successfully navigate the financial crisis, is continuing to lead our Company following the initial public offering of our common stock (the “IPO”). We have operated as a largely standalone business within GECC, with our own sales, marketing, risk management, operations, collections, customer service and compliance functions. Our business has been built on GE’s culture and heritage, with a strong emphasis on our partners and customers, a rigorous use of metrics and analytics, a disciplined approach to risk management and compliance and a focus on continuous improvement and strong execution.

Our Business and Growth Strategy
____________________________________________________________________________________________
We intend to grow our business and increase our profitability by building on our financial and operating strengths and capitalizing on projected favorable industry trends, as well as by pursuing a number of important growth strategies for our business, including the following:

•
Increase customer penetration at our existing partners. We believe there is a significant opportunity to grow our business by increasing the usage of our cards in each of our sales platforms. In Retail Card, based on sales data provided by our partners, we have increased penetration of our partners’ aggregate sales in each of the last three years. For the year ended December 31, 2013, penetration of our Retail Card partners’ sales ranged from 1% to over 45%, and the aggregate sales of all Retail Card partners were over $550 billion, which we believe represents a significant opportunity for potential growth. We believe there is also a significant market opportunity for us to increase our penetration in Payment Solutions and CareCredit.

•
Attract new partners. We seek to attract new partners by both launching new programs and acquiring existing programs from our competitors. In Retail Card, which is typically characterized by longer-term, exclusive relationships, we added three new Retail Card partners from January 1, 2012 through December 31, 2014. We also entered into an agreement with an additional Retail Card partner, BP, for which we expect the associated program to begin in mid-2015. In Payment Solutions, where a significant number of our partners include independent dealers and merchants that enter into separate arrangements with us, we increased our total partners from approximately 59,000 at December 31, 2011 to approximately 63,000 at December 31, 2014. In CareCredit, where we attract new healthcare provider partners largely by leveraging our endorsements from professional associations and healthcare consultants, we increased the number of partner locations from approximately 154,000 at December 31, 2011 to approximately 186,000 at December 31, 2014. We believe there is a significant opportunity to attract new partners in each of our platforms, including by adding additional merchants, dealers and healthcare providers under existing programs.

Our strategies to both increase penetration among our current partners and attract new partners include the following elements:

•
Leverage technology to support our partners. Our business model is focused on supporting our partners by offering credit wherever they offer their products and services (i.e., in-store, online and on mobile devices). We intend to continue to make significant investments in online and mobile technologies, which we believe will lead to new accounts, increased sales and deeper relationships with our existing partners and will give us an advantage when competing for new partners. We intend to continue to roll out the capability for consumers to apply for our products via their mobile devices, receive an instant credit decision and obtain immediate access to credit, and to deliver targeted rewards and promotions to our customers via their mobile devices for immediate use. We also expect to leverage emerging mobile payment system technologies. For example, through our participation in the Apple Pay program, we can place Dual Cards in Apple Pay for our participating partners who desire to have their cards in this wallet program, and we have invested in mobile platforms LoopPay and GPShopper.

•
Capitalize on our advanced data, analytics and customer relationship management capabilities. We believe that our ongoing efforts to expand our data and analytics capabilities help differentiate us from our competitors. We have access to a vast amount of data (such as our customers’ purchase patterns and payment histories) from our over 115 million open accounts at December 31, 2014 and the hundreds of millions of transactions our customers make each year. Consistent with applicable privacy rules and regulations, we are developing new tools to assess this data to develop and deliver valuable insights and actionable analysis that can be used to improve the effectiveness of marketing strategies leading to incremental growth for both our partners and our business. Our recently enhanced CRM platform will utilize these insights and analysis to drive more relevant and timely offers to our customers via their preferred channels of communication. We believe the combination of our analytics expertise and extensive data access will drive greater partner engagement and increased sales, strengthen customer loyalty, and provide us a competitive advantage.

•
Expand our integrated multi-tender loyalty programs. We are leveraging our extensive data analytics, loyalty experience and broad retail presence to launch multi-tender loyalty programs that enable customers to earn rewards from a partner, regardless of how they pay for their purchases (e.g., cash, private label or general purpose credit cards). By expanding our loyalty program capabilities beyond private label credit cards we can provide deeper insights to our partners about their customers, including spending patterns and shopping behaviors. Multi-tender loyalty programs will also provide us with access to non-cardholders, giving us the opportunity to grow our customer base by marketing our credit products to them and delivering a more compelling value proposition.

•
Increase focus on small and mid-sized businesses. We currently offer private label credit cards and Dual Cards for small to mid-sized commercial customers that are similar to our consumer offerings. We are increasing our focus on marketing our commercial pay-in-full accounts receivable product to a wide range of business customers and are rolling out an improved customer experience for this product with enhanced functionality. Our loan receivables from business customers were $1.3 billion at December 31, 2014, and we believe our strategic focus on business customers will enable us to continue to attract new business customers and increase the diversity of our loan receivables.

•
Expand our direct banking activities. In January 2013, we acquired the deposit business of MetLife, which is a direct banking platform that at the time of the acquisition had $6.0 billion in U.S. direct deposits and $0.4 billion in brokered deposits. Our U.S. direct deposits have grown significantly since the MetLife acquisition to $19.7 billion at December 31, 2014. A key part of our strategy is to continue to increase our deposit base as a source of stable and diversified low cost funding. The platform is highly scalable, allowing us to expand without the overhead expenses of a traditional “brick and mortar” branch network. We believe we are well-positioned to benefit from the consumer-driven shift from branch banking to direct banking. According to 2012 and 2014 American Bankers Association surveys, the percentage of customers who prefer to do their banking via direct channels (i.e., internet, mail, phone and mobile) increased from 53% to 54% between 2010 and 2014, while those who prefer branch banking declined from 25% to 21% over the same period. To attract new deposits and retain existing ones, we have increased and continue to increase our advertising and marketing, are enhancing our loyalty program and are expanding mobile banking offerings. We also intend to introduce new deposit and credit products and enhancements to our existing products. These new and enhanced products may include the introduction of checking accounts, overdraft protection lines of credit, a bill payment account feature and Synchrony-branded debit and general purpose credit cards, as well as enhanced small business deposit accounts and expanded affinity offers.

Formation and Regulation of Synchrony
____________________________________________________________________________________________
Synchrony is a holding company for the legal entities that historically conducted GE’s North American retail finance business. Synchrony was incorporated in Delaware on September 12, 2003, but prior to April 1, 2013 conducted no business. During the period from April 1, 2013 to September 30, 2013, as part of a regulatory restructuring, substantially all of the assets and operations of GE’s North American retail finance business, including the Bank, were transferred to Synchrony. The remaining assets and operations of that business subsequently were transferred to Synchrony in 2014.

As a savings and loan holding company, the Company is subject to extensive regulation, supervision and examination by the Federal Reserve Board. In addition, as a large provider of consumer financial services, the Company is subject to extensive regulation, supervision and examination by the CFPB.
The Bank is a federally chartered savings association and therefore is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency of the U.S. Treasury (the “OCC”), which is its primary regulator, and by the CFPB. In addition, the Bank, as an insured depository institution, is supervised by the FDIC.
For a discussion of the regulation of the Company and the Bank, see “—Regulation.” For information regarding certain regulatory matters, including consent orders or assurances of discontinuances that we have entered into with the CFPB, the Department of Justice (the “DOJ”) and the Attorney General for the State of New York relating to our CareCredit platform, our debt cancellation product and sales practices and certain collection offers, see “—Regulation—Consumer Financial Services Regulation” and “Item 1A. Risk Factors—Risks Relating to Regulation—Changes to our methods of offering our CareCredit products could materially impact operating results.”
Our Initial Public Offering
____________________________________________________________________________________________
On August 5, 2014, we closed the IPO of 125 million shares of our common stock at a price to the public of $23.00 per share and on September 3, 2014, we issued an additional 3.5 million shares of our common stock pursuant to an option granted to the underwriters in the IPO. We received net proceeds from the IPO (including the underwriters’ option) of approximately $2.8 billion.
GE Ownership and Our Separation from GE
____________________________________________________________________________________________
GE currently owns 100% of the common stock of GECC. GECC currently owns 100% of the common stock of GECFI and GECFI currently owns 84.6% of our common stock.
Steps to Our Separation from GE. On November 15, 2013, GE announced that it planned a staged exit from our business, consistent with its strategy of reducing GECC’s percentage of GE’s total earnings and increasing GECC’s focus on its commercial lending and leasing businesses. GE’s exit from our business is expected to consist of three distinct, but inter-related steps described below.

•
The IPO. The IPO was the first step in GE’s exit from our business. As a result of the IPO, GE reduced its beneficial ownership in us from 100% to 84.6%, and our total equity increased through receipt of the IPO net proceeds.

•
Separation. The second step of GE’s exit from our business will involve GE’s disposition of all of its remaining shares of our stock through a Split-off (defined below) or one or more other transactions following the IPO, which disposition is referred to as the “Separation.”

•
Form of Separation Transaction. GE has indicated that it expects to effect a split-off transaction by making a tax-free distribution of all of its remaining shares of our stock to electing GE stockholders in exchange for shares of GE’s common stock (the “Split-off”). GE may also decide to exit our business by selling or otherwise distributing or disposing of all or a portion of its shares of our stock in a different type of transaction. We do not expect that the form in which the Separation occurs (a Split-off or some other form of distribution or disposition) will have materially different implications for our profitability.

•
Conditions to Separation. The Separation would be subject to various conditions, including receipt of any necessary bank regulatory and other approvals (as discussed below), the existence of satisfactory market conditions, and, in the case of the Split-off, a private letter ruling from the Internal Revenue Service (“IRS”) as to certain issues relating to, and an opinion from tax counsel confirming, the tax-free treatment of the transaction to GE and its stockholders.

•
GE SLHC Deregistration. The final step in GE’s exit from our business will be complete when the Federal Reserve Board determines that GE no longer controls us for regulatory purposes and releases GE from savings and loan holding company registration (the “GE SLHC Deregistration”).

Bank Regulatory Approvals Required for Separation and the GE SLHC Deregistration. In addition to GE’s application for the GE SLHC Deregistration, we will be required to file an application with, and receive approval from, the Federal Reserve Board to continue to be a savings and loan holding company and to retain ownership of the Bank following the Separation and the GE SLHC Deregistration. In reviewing and acting on our application, the Federal Reserve Board will consider a range of factors and has significant discretion. We do not expect the Federal Reserve Board to act on our application until, among other things, it has completed an in-depth review as to our preparedness to operate on a standalone basis, independently of GE, and is satisfied with the results. We anticipate that this review will not begin until after we have filed our application and will require a considerable period of time. We are taking and will continue to take significant steps in order to prepare to operate on a standalone basis, independently from GE, including the following:

•
Increase capital and liquidity levels. All of the net proceeds from the IPO were used to significantly increase our capital levels and, together with the net proceeds from the 2014 issuance of senior unsecured notes, the GECC Term Loan and the Bank Term Loan and after repayment of GECC related party debt (as described below), our liquidity levels. In connection with our application to the Federal Reserve Board and the Separation, we expect to continue to increase our capital and liquidity levels by, among other things, retaining net earnings and by not paying a dividend or returning capital through stock repurchases until our application to the Federal Reserve Board is approved. We will also seek to continue to increase our liquidity through growth of our direct deposits and other funding sources, including unsecured debt. At December 31, 2014, we had an estimated fully phased-in Basel III Tier 1 common ratio of 14.5%, and we had liquidity consisting of $12.9 billion of cash and short-term liquid investments (or 17.1% of total assets) and an aggregate of $6.1 billion of undrawn committed capacity under our securitization programs. At December 31, 2014, the combined total of our liquid assets and undrawn capacity equated to 25.2% of total assets.

•
Establish and expand standalone operations and infrastructure. We are currently establishing or significantly expanding, and expect to continue to establish or expand, our standalone corporate governance, risk management, capital planning, treasury, information technology, compliance, regulatory, internal audit and other control operations and infrastructure. Although we will continue to receive certain services from GE on a transitional basis, we expect to reduce our reliance on these services in connection with our application to the Federal Reserve Board and the Separation, replacing such services with those provided by unaffiliated third parties or with our own capabilities. We may be required to operate without receiving any of these services from GE prior to the Separation.

•
Reduce or eliminate funding provided by GECC. In connection with the IPO, we repaid all then-outstanding related party debt owed to GECC and its affiliates (approximately $8.0 billion), while entering into a GECC Term Loan of $1.5 billion. During 2014, we prepaid an aggregate of $845 million of the GECC Term Loan, and subsequent to December 31, 2014, made additional prepayments in the aggregate of $206 million, including through the use of proceeds from additional third-party borrowings. Following these prepayments, the indebtedness outstanding under the GECC Term Loan was $449 million. We expect that, in connection with our application to the Federal Reserve Board and the Separation, we will continue to prepay part or substantially all of the remaining outstanding related party debt owed to GECC under the GECC Term Loan.

•
Diversify funding sources. In addition to reducing the amount of outstanding related party debt owed to GECC, we intend to further diversify our funding sources by growing the amount of our direct deposits, by reducing the proportion of funding provided by brokered deposits, and by continuing to access the unsecured debt markets. The Federal Reserve Board may require us to take additional actions beyond the significant infrastructure expansion and other steps we are already planning and implementing and beyond what we are now anticipating.

Anticipated Timeframe for Separation and GE SLHC Deregistration. GE has indicated that it currently is targeting to complete the Separation in late 2015. We may not be prepared, or able to satisfy the Federal Reserve Board that we are prepared, to operate on a standalone basis, independent of GE, by that time. More generally, the conditions to any transaction involved in the Separation may not be satisfied in late 2015 or thereafter, or GE may decide for any reason not to consummate the Separation in late 2015 or thereafter. Further, GE’s willingness to proceed with the Separation may effectively be conditioned on its obtaining the necessary determination by the Federal Reserve Board that the GE SLHC Deregistration will occur upon Separation, although the Separation and the GE SLHC Deregistration need not coincide. For this reason, any delays in obtaining the GE SLHC Deregistration may delay the consummation of the Separation.
Anticipated Costs Associated with Separation and GE SLHC Deregistration. We have incurred and expect to continue to incur significant additional expenses to operate as a fully independent public company. For a discussion of these expenses, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Trends and Conditions,” and “—Services and Funding Provided by GE.”
For a discussion of certain risks associated with Separation and the GE SLHC Deregistration, including risks related to anticipated timing and costs, see “Item 1A. Risk Factors—Risks Relating to Our Separation from GE.”
Our Sales Platforms
____________________________________________________________________________________________
We offer our credit products through three sales platforms: Retail Card, Payment Solutions and CareCredit. Set forth below is a summary of certain information relating to our Retail Card, Payment Solutions and CareCredit platforms:

(in millions, except partner locations)	Retail Card	Payment Solutions	CareCredit
Approximate partner locations (at December 31, 2014)	33,000	119,000	186,000
Average active accounts for the year ended December 31, 2014	48.6	6.9	4.5
Loan receivables (at December 31, 2014)	$42,308	$12,095	$6,883
Retail Card
Retail Card is a leading provider of private label credit cards, and also provides Dual Cards and small and medium-sized business credit products. Retail Card accounted for $6.9 billion, or 68.3% of our total platform revenue for the year ended December 31, 2014. Substantially all of the credit extended in this platform is on standard (i.e., non-promotional) terms.
Retail Card’s platform revenue consists of interest and fees on our loan receivables, plus other income, less retailer share arrangements. Other income primarily consists of interchange fees earned on Dual Card transactions (when the card is used outside of our partners’ sales channels) and fees paid to us by customers who purchase our debt cancellation products, less loyalty program payments.

Retail Card Partners
We have ongoing Retail Card programs with 19 national and regional retailers, which have approximately 33,000 retail locations and include department stores, specialty retailers, mass merchandisers, multi-channel electronic retailers, online retailers and oil and gas retailers. At December 31, 2014, we also had Retail Card programs with three additional retailers with program agreements that have expired or otherwise will not extend beyond their current contractual expiration dates in 2015 representing 1.3% of our total Retail Card loan receivables, including loan receivables held for sale, at December 31, 2014. In the fourth quarter of 2014, we also entered into an agreement with an additional Retail Card partner, BP, for which we expect the associated program to begin in mid-2015. At December 31, 2014, nearly 90% of Retail Card loan receivables, including loan receivables held for sale, were under program agreements with an expiration date in 2018 or beyond. Set forth below is certain information regarding the ongoing 19 Retail Card partners at December 31, 2014:

	Category	Length of Relationship(1)
Amazon	Online retailer	7
American Eagle	Specialty retailer-apparel	18
Belk	Department store	9
Chevron (Chevron USA and Chevron Canada)	Oil and gas retailer	7
Dick’s Sporting Goods	Specialty retailer-sporting goods	11
Ebates	Online retailer	1
Gap (including Old Navy and Banana Republic)	Specialty retailer-apparel	16
JCPenney	Department store	15
Lowe’s	Mass merchandiser-home improvement	36
Men’s Wearhouse	Specialty retailer-apparel	17
PayPal (including eBay)	Online retailer	10
Phillips 66	Oil and gas retailer	1
QVC	Multi-channel electronic retailer	9
Sam’s Club	Mass merchandiser	21
ShopHQ	Multi-channel electronic retailer	8
Stein Mart	Department store	8
TJX (including T.J.Maxx, Marshalls and HomeGoods)	Specialty retailer-apparel and home goods	3
Toys “R” Us (including Babies “R” Us)	Specialty retailer-toys	2
Walmart	Mass merchandiser	15
______________________

(1)	In years, at December 31, 2014.
Our ten largest Retail Card programs accounted in aggregate for 59.8% of our total platform revenue for the year ended December 31, 2014. Our programs with JCPenney and Walmart each accounted for more than 10% of our total platform revenue and JCPenney, Lowe’s and Walmart each accounted for more than 10% of our total platform interest and fees and other income, in each case for the year ended December 31, 2014. We also have programs with Sam’s Club, a subsidiary of Walmart, pursuant to separate program agreements. For purposes of the information provided in this paragraph with respect to Walmart, the platform revenue and interest and fees and other income from the Sam’s Club programs have not been included.
Our Retail Card programs are governed by program agreements that are each negotiated separately with our partners. Although the terms of the agreements are partner-specific, and may be amended from time to time, under a typical program agreement our partner agrees to support and promote the program to its customers, but we control credit criteria and issue credit cards to customers who qualify under those criteria. We generally own the underlying accounts and all loan receivables generated under the program from the time of origination. Other key provisions in the Retail Card program agreements include:

Term. Retail Card program agreements typically have contract terms ranging from approximately five to ten years. Most program agreements have renewal clauses that provide for automatic renewal for one or more years until terminated by us or our partner. We typically seek to renew the program agreements well in advance of their termination dates. Since January 1, 2012, we have extended the duration of many of our Retail Card program agreements to a new expiration date in 2017 or beyond. Set forth below is certain information regarding the current scheduled expiration dates of our ongoing 19 Retail Card partner programs:

(1)	Percentages stated as a proportion of total Retail Card loan receivables (including loan receivables held for sale) at December 31, 2014.

(2)
Excludes three program agreements that have expired or otherwise will not be extended beyond their contractual expiration dates in 2015, which represented 1.3% of our total Retail Card loan receivables (including loan receivables held for sale) at December 31, 2014.

(3)
Program agreements with one of our partners, covering most of the financing we provide to that partner’s customers, were extended from 2016 to beyond 2021. Program agreements covering the remaining financing provided to the partner’s customers (most of which we believe will be extended) represent $331 million of loan receivables at December 31, 2014 and are included as part of the 2016 information.

(4)
Includes one program agreement that we do not expect to extend beyond its contractual expiration date in 2016, which represented 2.5% of our total loan receivables (including loan receivables held for sale) at December 31, 2014.

(5)	In February 2015, we extended our program agreement with Amazon. The contractual expiration date following the extension of this program agreement is reflected in the above chart.
Exclusivity. The program agreements typically are exclusive for the products we offer and limit our partners’ ability to originate or promote other private label or co-branded credit cards during the term of the agreement.
Retailer share arrangements. Most of our Retail Card program agreements contain retailer share arrangements that provide for payments to our partner if the economic performance of the program exceeds a contractually-defined threshold. Economic performance for the purposes of these arrangements is typically measured based on agreed upon program revenues (including interest income and certain other income) less agreed upon program expenses (including interest expense, provision for loan losses, retailer payments and operating expenses). We may also provide additional economic benefits to our partners such as a signing bonus, royalties on purchase volume or payments for new accounts. All of these arrangements align our interests and provide an additional incentive to our partners to promote our credit products.
Other economic terms. In addition to the retailer share arrangements, the program agreements typically provide that the parties will develop a marketing plan to support the program, it sets the terms by which a joint marketing budget is funded, the basic terms of the rewards program linked to the use of our product (such as opportunities to receive double rewards point for purchases made on a Retail Card product), and the allocation of costs related to the rewards program.

Termination. The program agreements set forth the circumstances in which a party may terminate the agreement prior to expiration. Our program agreements generally permit us and our partner to terminate the agreement prior to its scheduled termination date for various reasons, including if the other party materially breaches its obligations. Some program agreements also permit our partner to terminate the program if we fail to meet certain service levels or change certain key cardholder terms or our credit criteria, we fail to achieve certain approval rate targets with respect to approvals of new customers, we elect not to increase the program size when the outstanding loan receivables under the program reach certain thresholds, or we are not adequately capitalized, or if certain force majeure events occur or certain changes in our ownership (which we do not believe will be triggered by the Split-off) occur. Certain of these program agreements are also subject to early termination by a party if the other party has a material adverse change in its financial condition. Historically, these rights have not typically been triggered or exercised. Some of our program agreements provide that, upon termination or expiration, our partner may purchase or designate a third party to purchase the accounts and loan receivables generated with respect to its program at fair market value or a stated price, including all related customer data.
Acquiring New Retail Card Partners
We seek to partner with medium to large, financially strong retailers who have a national or regional footprint and a desire to grow their business through effective consumer financing programs. Our business development team proactively targets and engages with potential partners that either do not have a card program or may be receptive to an opportunity for us to acquire their existing program. The team responds to competitive requests for proposals (“RFPs”) and informal inquiries initiated by retailers. From January 1, 2012 through December 31, 2014, we added three new Retail Card partners. In the fourth quarter of 2014, we also entered into an agreement with an additional Retail Card partner, BP, for which we expect the associated program to begin in mid-2015.
Acquiring and Marketing to Retail Card Customers
We work directly with our partners using their distribution network, communication channels and customer interactions to market our products to their customers and potential customers. We believe our presence at our partners’ points of sale and our ability to make credit decisions instantly for a customer that is already predisposed to make a purchase enables us to acquire new customer accounts at significantly lower costs than general purpose card issuers, who typically market directly to consumers through mass mailings and advertising.
To acquire new customers, we collaborate with our partners and leverage our marketing expertise to create marketing programs that promote our products for creditworthy customers. Frequently, our partners market the availability of credit as part of (and with little incremental cost to) the advertising for their goods and services. Our marketing programs include marketing offers (e.g., 10% off the customer’s first purchase) and consumer communications that are delivered through a variety of channels, including in-store signage, online advertising, retailer website placement, associate communication, emails and text messages, direct mail campaigns, advertising circulars, and outside marketing via television, radio and print. We also employ our proprietary Quickscreen and eQuickscreen acquisition methods to make targeted pre-approved credit offers at the point-of-sale both in-store and online. Our Quickscreen and eQuickscreen technology allows us to run customer information we have obtained from our partners through our risk models in advance so that when these customers seek to make payment for goods and services at our partners in-store or online point of sale we can make a credit offer instantly, if appropriate. Based on our experience, due to the personalized and immediate nature of the offer, Quickscreen and eQuickscreen significantly outperform traditional direct-to-consumer pre-approved channels, such as direct mail or email, in response rate and dollar spending.
After a customer obtains one of our Retail Card products, our marketing programs encourage card utilization by continuing to communicate our products’ value propositions (such as, depending on the program, promotional financing offers, cardholder events, product discounts, dollar-off certificates, accountholder sales, reward points and offers, new product announcements and previews, and free or reduced cost gift wrapping, alteration or delivery services) through our partners’ distribution channels.
Through our CRM and data analytics teams, we track cardholder responsiveness to our marketing programs and use this research to target marketing messages and promotional offers to cardholders based on their individual characteristics, such as length of relationship and spending pattern. For example, if a cardholder responds positively to a coupon sent by text message, we will tailor future marketing messages so that they are delivered by text message. Our ability to target marketing messages and promotions is enhanced for Dual Card programs because we receive, collect and analyze data on in-store and all other spending.

We also manage retail loyalty programs. These programs typically provide cardholders with rewards in the form of merchandise discounts that are earned by achieving a pre-set spending level on their private label or Dual Card. The merchandise discounts can be mailed to the cardholder, accessed online, or may be immediately redeemable at the partner’s store. Other programs provide cash back or reward points, which are redeemable for a variety of products or awards. These loyalty programs are designed to generate incremental purchase volume per customer, while reinforcing the value of the card to the customer and strengthening customer loyalty. In the future, we intend to offer loyalty programs to customers that utilize non-credit payment types such as cash, debit or check. These multi-tender loyalty programs will allow our partners to market to an expanded customer base, and allow us access to additional prospective cardholders.
In addition to our efforts to acquire and promote consumer cardholders, we are increasing our focus on small to mid-sized commercial customers. We offer these customers private label credit cards and Dual Cards that can be used at our Retail Card partners and are similar to our consumer offerings. We are also increasing our focus on marketing our commercial pay-in-full accounts receivable product that supports a wide range of business customers.
Payment Solutions
Payment Solutions is a leading provider of promotional financing for major consumer purchases, offering private label credit cards and installment loans. Payment Solutions accounted for $1.6 billion, or 15.5%, of our total platform revenue for year ended December 31, 2014. Substantially all of the credit extended in Payment Solutions is promotional financing.
Payment Solutions’ platform revenue primarily consists of interest and fees on our loan receivables, including “merchant discounts,” which are fees paid to us by our partners in almost all cases to compensate us for all or part of the foregone interest revenue associated with promotional financing. We offer three types of promotional financing: deferred interest (interest accrues during a promotional period and becomes payable if the full purchase amount is not paid off during the promotional period), no interest (no interest on a promotional purchase) and reduced interest (interest is assessed monthly at a promotional interest rate during the promotional period). As a result, during the promotional period we do not generate interest revenue or generate it at a lower rate, although we continue to generate fee income relating to late fees on required minimum payments.
Payment Solutions Partners
In Payment Solutions, we create customized credit programs for national and regional retailers, manufacturers, buying groups, industry associations and our own individually-branded industry programs, which are available to participating merchants, dealers and retail outlets to provide financing offers to their customers. Our programs include:

•	programs with national and regional retailers and their related retail outlets;

•	programs with manufacturers and the merchants and dealers (including franchisees) that sell the manufacturers’ products;

•	programs with buying groups or industry associations and their participating member merchants and dealers; and

•	individually-branded industry programs that we create and the networks of individual, unrelated merchants and dealers who participate in these programs.
At December 31, 2014, we had approximately 63,000 participating partners. These partners collectively have approximately 119,000 retail locations.

Set forth below is certain information regarding our ten largest Payment Solutions programs by platform revenue for the year ended December 31, 2014:

	Category	Length of Relationship(1)
American Signature Furniture	Furniture retailer	2
Ashley Furniture HomeStores	Furniture retailer and manufacturer	3
Discount Tire	Tire retailer	16
h.h.gregg	Electronics and appliances retailer	16
North American Home Furnishings Association	Furniture industry association	5
P.C. Richard & Son	Electronics and appliances retailer	16
Rooms To Go	Furniture retailer	12
Select Comfort	Bedding retailer	11
Sleepy’s	Bedding retailer	14
Yamaha Motor Corp. USA	Powersports manufacturer	10
______________________

(1)	In years, at December 31, 2014.
The average length of our relationship for our ten largest Payment Solutions programs is 10 years.
Payment Solutions’ platform revenue for the year ended December 31, 2014 is diversified across seven retail markets: home furnishings/flooring (41.5%), electronics/appliances (20.9%), home specialty (11.4%), automotive (8.7%), power (motorcycles, ATVs and lawn and garden) (7.7%), other retail (6.3%) and jewelry and other luxury items (3.5%). Payment Solutions is also diversified by program, with no one Payment Solutions program accounting for more than 1.2% of our total platform revenue for the year ended December 31, 2014.
National and Regional Retailers and Manufacturers. For the Payment Solutions programs we have established with national and regional retailers and manufacturers, the terms of our program agreements typically are similar to the terms of our Retail Card program agreements in that we are the exclusive program provider of financing for the national or regional retailer or manufacturer with respect to the financing products we offer. The term of the program agreements generally run from three to five years and are subject to termination prior to the scheduled termination date by us or our partner for various reasons, including if the other party materially breaches its obligations. Some of these programs also permit our partner to terminate the program if we change certain key cardholder terms, elect not to increase the program size when the outstanding loan receivables under the program reach certain thresholds, certain force majeure events occur, certain changes in our ownership occur, or there is a material adverse change in our financial condition. A few of these programs also may be terminated at will by the partner on specified notice to us (e.g., several months). Many of these program agreements have renewal clauses which allow the program agreement to be renewed for successive one or more year terms until terminated by us or our partner. We typically negotiate with program participants to renew the program agreements well in advance of their termination dates.
We control credit criteria and issue credit cards or provide installment loans to customers who qualify under those credit criteria. We own the underlying accounts and all loan receivables generated under the program from the time of origination. Our Payment Solutions program agreements set forth the program’s economic terms, including the merchant discount applicable to each promotional finance offering. We typically do not pay fees to our Payment Solutions partners pursuant to any retailer share arrangements, but in some cases we pay a sign-up fee to a partner or provide volume based rebates on the merchant discount paid by the partner. In addition to the credit programs, we also process general purpose card transactions for some merchants and dealers under programs with manufacturers as their acquiring bank within most of the credit card network associations, for which we receive an interchange fee.

Buying Groups and Industry Associations. For the Payment Solutions programs we have established with buying groups and industry associations, such as the North American Home Furnishings Association, Jewelers of America and MEGA Group USA, the programs are governed by program agreements under which we make our credit products available to their respective members or dealers, but these agreements generally do not require the members or dealers to offer our products to their customers. Under the terms of the program agreements, buying groups and industry associations generally agree to support and promote the respective programs. These arrangements may include sign-up fees and volume based incentives paid by us to the groups and their members. In addition to these credit programs, we also process general purpose card transactions for some merchants and dealers as their acquiring bank within most of the credit card network associations, for which we receive an interchange fee.
Individually-branded Programs. Our individually-branded Payment Solutions programs are focused on specific industries, where we create either company branded or company and partner branded private label credit cards that are usable across all participating locations within the industry-specific network. For example, our CarCareONE program, comprised of merchants selling automotive parts, repair services and tires, covers 18,000 locations across the United States, and cards issued may be dual branded with CarCareONE and partners such as Midas, Michelin Tires or Pep Boys. Under the terms of these programs, we establish merchant discounts applicable to each financing offer, and, in some cases, the fees we charge partners for their membership in the network.
Dealer Agreements. For the Payment Solutions programs we have established with manufacturers, buying groups, industry associations and individually-branded programs described above, we enter into individual agreements with the merchants and dealers that offer our credit products under these programs. These agreements generally are not exclusive and some parties who offer our financing products also offer financing from our competitors. Our agreements generally continue until terminated by either party, with termination typically available to either party at will on 15 days’ written notice. Our dealer agreements set forth the economic terms associated with the program, including the fees charged to dealers to offer promotional financing, and in some cases allow us to periodically change the fees we charge.
Acquiring New Payment Solutions Partners
Attracting new partners is a key element to the continued growth of our Payment Solutions platform. In Payment Solutions, we seek to partner with, and proactively target, sellers of “big-ticket” products or services (generally priced from $500 to $25,000) to consumers where our financing products provide strong incremental value to sellers and their customers. Our business development team also responds to RFPs initiated by retailers, manufacturers, industry groups and other organizations, and works within our existing programs to increase the number of partners participating in these programs. We also promote all of our programs through direct marketing activities such as industry trade publications, trade shows and sales efforts by dedicated internal and external sales teams, leveraging our existing partner network or through endorsements from manufacturers, buying groups and industry associations. Our broad array of point of sale technologies and quick enrollment process allow us to quickly and cost-effectively integrate new partners. From December 31, 2011 through December 31, 2014, we increased our total partners from approximately 59,000 to approximately 63,000 with new partners accounting for $1.0 billion in loan receivables at December 31, 2014.
Acquiring and Marketing to Payment Solutions Customers
Our Payment Solutions products are generally deeply embedded in our partners’ product offerings and our financing offers are therefore a key component of our partners’ marketing and growth strategies. Our breadth and scale enable us to bring substantial retailer marketing expertise to our smaller retailer and merchant partners. Similar to Retail Card, we help our partners acquire new customers by leveraging our significant marketing expertise to help them develop marketing programs that promote our products for customers through a variety of channels, including in-store signage, online advertising, retailer website placement, emails and text messages, direct mail campaigns, advertising circulars and print media/outside marketing via television, radio and print. In Payment Solutions, we also use our CRM and data analytics capabilities as described above for Retail Card.

CareCredit
CareCredit is a leading provider of promotional financing to consumers for elective healthcare procedures or services, such as dental, veterinary, cosmetic, vision and audiology. CareCredit accounted for $1.6 billion, or 16.2%, of our total platform revenue for the year ended December 31, 2014. Substantially all of the credit extended in CareCredit is promotional financing.
We offer customers a CareCredit-branded private label credit card that may be used across our network of CareCredit providers. We generate revenue in CareCredit primarily from interest and fees on our credit products and from merchant discounts provided by partners to compensate us for all or part of the cost of this promotional financing. We also process general purpose card transactions for some providers as their acquiring bank within most of the credit card network associations, for which we obtain an interchange fee.
CareCredit Partners
The vast majority of our partners are individual and small groups of independent healthcare providers. The remainder are national and regional healthcare providers and manufacturers such as LCA-Vision, Heartland Dental, Starkey Laboratories and the Veterinary Centers of America (VCA Antech). At December 31, 2014, we had CareCredit agreements with approximately 156,000 healthcare providers. These partners collectively have approximately 186,000 locations. During 2014, over 156,000 of these locations either processed a CareCredit application or made a sale on a CareCredit credit card. No one CareCredit partner accounted for more than 0.4% of our total platform revenue for the year ended December 31, 2014. CareCredit’s platform revenue for the year ended December 31, 2014 is diversified across five major specialties: dental (63.2%), veterinary (15.3%), cosmetic and dermatology (9.6%), vision (5.9%), audiology (2.6%) and other markets (3.4%).
We enter into provider agreements with individual healthcare providers who become part of our CareCredit network. These provider agreements are similar to the dealer agreements that govern our relationships with the merchants and dealers offering our Payment Solutions products in that the agreements are not exclusive and typically may be terminated at will on 15 days’ notice. There typically are no retailer share arrangements with partners in CareCredit.
Acquiring New CareCredit Partners
CareCredit includes a network of healthcare practitioners that provide elective procedures that generally are not covered by insurance. We screen potential partners using a variety of criteria, including whether the potential provider specializes in one of our approved specialties, carries the appropriate licensing and certifications, and has a strong credit history. We also screen potential partners for reputational issues. We work with professional and other associations, manufacturers, buying groups, industry associations and healthcare consultants to educate their constituents about the products and services we offer. At December 31, 2014, we had relationships with over 100 professional and other associations (including the American Dental Association and the American Animal Hospital Association), manufacturers and buying groups, which endorse and promote our credit products to their members. Of these relationships, over 60 were paid endorsements linked to member enrollment in, and volume under, the relevant program. We believe our ability to attract new partners is aided by our customer satisfaction rate, which our research in 2014 shows is 89%. We also approach individual healthcare service providers through direct mail and advertising, and at trade shows. We have increased the number of our CareCredit partner locations from approximately 154,000 at December 31, 2011 to approximately 186,000 at December 31, 2014.
Acquiring and Marketing to CareCredit Customers
We market our products through our provider network by training our network providers on the advantages of CareCredit products and by making marketing materials available for providers to use to promote the program and educate customers. Our training helps our providers learn to discuss payment options during the pre-treatment consultation phase, including the option to apply for a CareCredit credit card and the offer of promotional credit. According to a 2014 survey of our CareCredit customers, 48% indicated that they would have postponed or reduced scope of treatment if financing was not offered by their provider. Consumers can apply for our CareCredit products in the provider’s office, or online via the web or mobile device.

We also market our products to potential and existing customers directly through our web-based partner locator, which allows customers to search for healthcare service providers that accept the CareCredit credit card by desired geography and provider type. According to our records, our CareCredit partner locator averaged over 600,000 hits per month during the year ended December 31, 2014. We believe our partners recognize the locator as an important source of new customer acquisition. Our extensive marketing activities targeted to existing customers have yielded high levels of CareCredit card re-use across the network, with 47% of purchase volume across our CareCredit network during the year ended December 31, 2014 resulting from repeat use at one or more providers.
Our Credit Products
____________________________________________________________________________________________
We offer three principal types of credit products: credit cards, commercial credit products and consumer installment loans. We also offer a debt cancellation product.
The following table sets forth each credit product by type and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at December 31, 2014.

Credit Product	Standard Terms Only	Promotional Offer	Total
Credit cards	67.7%	28.4%	96.1%
Commercial credit products	2.2	—	2.2
Consumer installment loans	—	1.7	1.7
Total	69.9%	30.1%	100.0%
Credit Cards
Our credit card products are loans we extend through open-ended revolving credit card accounts. We offer two principal types of credit cards: private label credit cards and Dual Cards.
Private Label Credit Cards
Private label credit cards are partner-branded credit cards (e.g., Lowe’s or Amazon) or program-branded credit cards (e.g., CarCareONE or CareCredit) that are used primarily for the purchase of goods and services from the partner or within the program network. In addition, in some cases, cardholders may be permitted to access their credit card accounts for cash advances.
Credit under a private label credit card typically is extended on either standard terms only, which means accounts are assessed periodic interest charges using an agreed non-promotional fixed and/or variable interest rate, or pursuant to a promotional financing offer, involving deferred interest, no interest or reduced interest during a set promotional period. Promotional periods typically range between six and 48 months, but we may agree to longer terms with the partner. In almost all cases we receive a merchant discount from our partners to compensate us for all or part of the cost of providing the promotional financing feature. The terms of these promotions vary by partner, but generally the longer the deferred interest, reduced interest or interest-free period, the greater the partner’s merchant discount. Some offers permit customers to pay for a purchase in equal monthly payments with no interest or at a reduced interest rate, rather than deferring or delaying interest charges.

In Retail Card, credit under our private label credit cards typically is extended on standard terms only, and in Payment Solutions and CareCredit, credit under our private label credit cards typically is extended pursuant to a promotional financing offer. In CareCredit, standard rate financing generally applies to charges under $200.
We typically do not charge interchange or other fees to our partners when a customer uses a private label credit card to purchase our partners’ goods and services through our payment system.
Most of our private label credit card business is in the United States. For some of our partners who have locations in Canada, we also support the issuance and acceptance of private label credit cards at their locations in Canada and from customers in Canada.
Dual Cards
Our proprietary Dual Cards are general purpose credit cards that are co-branded with our partner’s own brand and may be used to make purchases of goods or services from our partner (functioning as a private label credit card) or purchases from others wherever cards from those card networks are accepted (functioning as a general purpose credit card) or cash advance transactions. We currently issue Dual Cards for use on the Visa and MasterCard networks and we currently have the ability to issue Dual Cards for use on the American Express and Discover networks.
We have been granted two U.S. patents relating to the process by which our Dual Cards function as a private label credit card when used to make purchases from our partners and function as a general purpose credit card when used on the systems of other credit card associations.
Credit extended under our Dual Cards typically is extended on standard terms only. Currently, only Retail Card offers Dual Cards. At December 31, 2014, we offered Dual Cards through 14 of our 19 continuing Retail Card programs. We expect to continue to increase the number of partner programs that offer Dual Cards and seek to increase the portion of our loan receivables attributable to Dual Cards.
Charges using a Dual Card generate interchange income for us in connection with purchases made by cardholders other than in store or online from the partner.
We currently do not issue Dual Cards in Canada.
Loyalty Programs
We operate a number of loyalty programs in our Retail Card platform that are designed to generate incremental purchase volume per customer, while reinforcing the value of the card and strengthening cardholder loyalty. These programs typically provide cardholders with rewards in the form of merchandise discounts that are earned by achieving a pre-set spending level on their private label credit card or Dual Card. Other programs provide cash back or reward points, which are redeemable for a variety of products or awards.
Terms and Conditions
As a general matter, the financial terms and conditions governing our credit card products vary by program and product type and change over time, although we seek to standardize the non-financial provisions consistently across all products. The terms and conditions of our credit card products are governed by a cardholder agreement and applicable laws and regulations.
We assign each card account a credit limit when the account is initially opened. Thereafter, we may increase or decrease individual credit limits from time to time, at our discretion, based primarily on our evaluation of the customer’s creditworthiness and ability to pay. To the extent required by law or regulation, we send a monthly billing statement to each customer who has an outstanding debit or credit balance.

For the vast majority of accounts, periodic interest charges are calculated using the daily balance method, which results in daily compounding of periodic interest charges, subject to, at times, a grace period on new purchases. Cash advances are not subject to a grace period, and some credit card programs do not provide a grace period for promotional purchases. In addition to periodic interest charges, we may impose other charges and fees on credit card accounts, including, as applicable and provided in the cardholder agreement, cash advance transaction fees and late fees where a customer has not paid at least the minimum payment due by the required due date.
Typically, each customer with an outstanding debit balance on his or her credit card account must make a minimum payment each month. A customer may pay the total amount due at any time without penalty. We also may enter into arrangements with delinquent customers to extend or otherwise change payment schedules, and to waive interest charges and/or fees.
Commercial Credit Products
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
Installment Loans
In Payment Solutions, we originate installment loans to consumers (and a limited number of commercial customers) in the United States, primarily in the power segment. Installment loans are closed-end credit accounts where the customer pays down the outstanding balance in installments. The terms of our installment loans are governed by customer agreements and applicable laws and regulations.
Installment loans are assessed periodic interest charges using fixed interest rates. In addition to periodic interest charges, we may impose other charges and fees on loan accounts, including late fees where a customer has not made the required payment by the required due date and returned payment fees.
Debt Cancellation Products
We offer a debt cancellation product to our credit card customers. Customers who choose to purchase this product are charged a monthly fee based on their ending balance on each billing statement. In return, the Bank will cancel all or a portion of a customer’s credit card balance in the event of certain qualifying life events. In October 2012, we ceased telesales of debt cancellation protection products and only offer a debt cancellation product online and, on a limited basis, by direct mail.
Direct Banking
__________________________________________________________________________________________
Through the Bank, we offer our customers a range of FDIC-insured deposit products directly through our Optimizer+plus platform. The Bank also takes deposits through third-party securities brokerage firms that offer our FDIC-insured deposit products to their customers. At December 31, 2014, we had $35.0 billion in deposits, $19.7 billion of which were direct deposits (which includes deposits from banks and financial institutions) and $15.3 billion of which were brokered deposits. Direct deposits were received from approximately 150,000 customers that had a total of over 250,000 accounts. Retail customers account for 97% of our direct deposits (by volume) and 99% of our accounts (by number), and commercial customers account for the remainder. The Bank had an 89% retention rate on certificates of deposit balances up for renewal for the year ended December 31, 2014. FDIC insurance is provided for our deposit products up to applicable limits.

In January 2013, we acquired the deposit business of MetLife, which is a direct banking platform that at the time had $6.4 billion in deposits ($6.0 billion in direct deposits). The acquisition of this direct-to-consumer retail banking platform is a key part of our strategy to increase our deposit base as a source of stable and diversified low cost funding going forward. Our online platform is highly scalable allowing us to expand without having to rely on a traditional “brick and mortar” branch network. We expect growth in our direct banking platform to come primarily from retail deposits.
We are growing our direct banking operations and believe we are well-positioned to benefit from the consumer driven-shift from branch banking to direct banking. According to 2012 and 2014 American Bankers Association surveys, the percentage of customers who prefer to do their banking via direct channels (internet, mail, phone and mobile) increased from 53% to 54% between 2010 and 2014, while those who prefer branch banking declined from 25% to 21% over the same period.
Our deposit products include certificates of deposit, IRAs, money market accounts and savings accounts. We market our deposit products through multiple channels including our online, print and radio advertising. Customers can apply for, fund, and service their deposit accounts online or via phone. We have a dedicated staff within our call centers to service deposit accounts. Historically, we also offered a partner-branded prepaid re-loadable card product to the customers of a few of our Retail Card partners.
To attract new deposits and retain existing ones, we intend to introduce new deposit and credit products and enhancements to our existing products. These new and enhanced products may include the introduction of checking accounts, overdraft protection lines of credit, a bill payment account feature and Synchrony-branded debit and general purpose credit cards, as well as enhanced small business deposit accounts and expanded affinity offers. Our focus on deposit-taking and related branding efforts will also enable us to offer other branded direct-banking products more efficiently in the future.
Fidelity National Information Services, Inc. (“FIS”) provides our platform for online retail deposits including a customer-facing servicing platform that customers can access via our marketing site. FIS also provides supplemental back office, IT production and IT development support for our direct banking operations.
We seek to differentiate our deposit product offerings from our competitors on the basis of brand, reputation, convenience, customer service and value. We have launched a sub-brand for our deposit products called Optimizer+plus, which emphasizes reliability, trust, security, convenience and attractive rates. Optimizer+plus Perks offers rewards to customers based on their tenure or balance amounts, including reduced fees, travel offers and concierge telephone support.
Credit Risk Management
____________________________________________________________________________________________
Credit risk management is a critical component of our management and growth strategy. Credit risk refers to the risk of loss arising from customer default when customers are unable or unwilling to meet their financial obligations to us. Our credit risk arising from consumer credit products is generally highly diversified across over 115 million open accounts at December 31, 2014, without significant individual exposures. We manage credit risk primarily according to customer segments and product types.
Customer Account Acquisition
We have developed programs to promote credit with each of our partners and have developed varying credit decision guidelines for the different partners. We originate credit accounts through several different channels, including in-store, mail, internet, mobile, telephone and pre-approved solicitations. In addition, we have and may in the future acquire accounts that were originated by third parties in connection with establishing programs with new partners.

Regardless of the channel, in making the initial credit approval decision to open a credit card or other account or otherwise grant credit, we follow a series of credit risk and underwriting procedures. In most cases, when applications are made in-store or by internet or mobile, the process is fully automated and applicants are notified of our credit decision immediately. We generally obtain certain information provided by the applicant and obtain a credit bureau report from one of the major credit bureaus. The credit report information we obtain is electronically transmitted into industry scoring models and our proprietary scoring models developed to calculate a credit score. The risk management team determines in advance the qualifying credit scores and initial credit line assignments for each portfolio and product type. We periodically analyze performance trends of accounts originated at different score levels as compared to projected performance, and adjust the minimum score or the opening credit limit to manage risk. Different scoring models may be used depending upon bureau type and account source.
We also apply additional application screens based on various inputs, including credit bureau information, to help identify potential fraud and prior bankruptcies before qualifying the application for approval. We compare applicants’ names against the Specially Designated Nationals list maintained by the Office of Foreign Assets Control of the U.S. Department of the Treasury (“OFAC”), as well as screens that account for adherence to USA PATRIOT Act of 2001 (the “Patriot Act”) and Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) requirements, including ability to pay requirements.
We occasionally use pre-approved account solicitations for certain programs. Potential applicants are pre-screened using information provided by our partner or obtained from outside lists, and qualified individuals receive a pre-approved credit offer by mail or email.
Acquired Portfolio Evaluation
Our risk management team evaluates each portfolio we acquire in connection with establishing programs with new partners to ensure the portfolio satisfies our credit risk guidelines. As part of this review, we receive data on the third-party accounts and loans, which allows us to assess the portfolio on the basis of certain core characteristics, such as historical performance of the assets and distributions of credit and loss information. In addition, we benchmark potential portfolio acquisitions against our existing programs to assess relative current and projected risks. Finally, our risk management team must approve the acquisition, taking into account the results of our risk assessment process. Once assets are migrated to our systems, our account management protocols will apply immediately as described below under “—Customer Account Management,” “—Credit Authorizations of Individual Transactions” and “—Collections.”
Customer Account Management
We regularly assess the credit risk exposure of our customer accounts. This ongoing assessment includes information relating to the customer’s performance with respect to its account with us, as well as information from credit bureaus relating to the customer’s broader credit performance. To monitor and control the quality of our loan portfolio (including the portion of the portfolio originated by third parties), we use behavioral scoring models that we have developed to score each active account on its monthly cycle date. Proprietary risk models, together with the FICO scores obtained on each active account no less than quarterly, are an integral part of our credit decision-making process. Depending on the duration of the customer’s account, risk profile and other performance metrics, the account may be subject to a range of account actions, including limits on transaction authorization and increases or decreases in purchase and cash credit limits.
Credit Authorizations of Individual Transactions
Once an account has been opened, when a credit card is used to make a purchase in-store at one of our partners’ locations or online, point-of-sale terminals or online sites have an online connection with our credit authorization system, which allows for real-time updating of accounts. Each potential sales transaction is passed through a transaction authorization system, which takes into account a variety of behavior and risk factors to determine whether the transaction should be approved or declined, and whether a credit limit adjustment is warranted.

Fraud Investigation
We provide follow up and research with respect to different types of fraud such as fraud rings, new account fraud and transactional fraud. We have developed a proprietary fraud model to identify new account fraud and deployed tools that help identify transaction purchase behavior outside a customer’s established pattern. Our proprietary model is also complemented by externally sourced models and tools used across the industry to better identify fraud and protect our customers. We also are continuously implementing new and improved technologies to detect and prevent fraud. Recently, we began implementing embedded security chip technology (such as the so-called “EMV chips”) with some of our partners.
Collections
All monthly billing statements of accounts with past due amounts include a request for payment of these amounts. Collections personnel generally initiate contact with customers within 30 days after any portion of their balance becomes past due. The nature and the timing of the initial contact, typically a personal call, e-mail, text message or letter, are determined by a review of the customer’s prior account activity and payment habits.
We re-evaluate our collection efforts and consider the implementation of other techniques, including internal collection activities and use of external vendors, as a customer becomes increasingly delinquent. We limit our exposure to delinquencies through controls within the transaction authorization processes, the imposition of credit limits and criteria-based account suspension and revocation processes. In certain situations, we may enter into arrangements to extend or otherwise change payment schedules, decrease interest rates and/or waive fees to aid customers experiencing financial difficulties in their efforts to become current on their obligations to us.
Customer Service
____________________________________________________________________________________________
Customer service is an important feature of our relationship with our partners. Our customers can contact us via phone, mail, email, eService and eChat. During the year ended December 31, 2014, we handled approximately 209 million calls.
We assign a dedicated toll-free customer service phone number to each of our Retail Card programs. Our Payment Solutions customers access customer service through one general purpose toll-free customer service phone number (except for a few large Payment Solutions programs, which have dedicated toll-free numbers). Our CareCredit platform has its own, dedicated toll-free customer service phone number. We also have dedicated toll-free customer service phone numbers for our deposit business.
We service all programs through our nine domestic and two off-shore call centers. We also provide phone-based customer service through a third-party vendor. Our off-shore facilities are located in Hyderabad, India and Manila, Philippines. We blend domestic and off-shore locations and seek optimal cost as an important part of our servicing strategy. Customer service for cards issued to customers in Canada is supported through agents based in the United States.
Given the nature of our business and the high volume of calls, we maintain several centers of excellence to ensure the quality of our customer service across all of our sites. These centers of excellence consist of quality assurance, customer experience, training, workforce and capacity planning, surveillance and process control, tactical operations center, business solutions and technology support.
Production Services
____________________________________________________________________________________________
Our production services organization oversees a number of services, including:

•	payment processing (more than 440 million paper and electronic payments in 2014);

•	embossing and mailing credit cards (approximately 54 million cards in 2014);

•	printing and mailing and eService delivery of credit card statements (more than 640 million paper and electronic statements in 2014); and

•	other letters mailed or sent electronically (approximately 88 million in 2014).
All United States customer payments received by mail are processed at one of two centers located in Atlanta, Georgia and Longwood, Florida, both of which are operated by the Bank. United States credit card statement printing and mailing, card embossing and mailing and letter production and mailing for customers is provided through outsourced services with First Data Corporation (“First Data”). While these services are outsourced, we monitor and maintain oversight of these other services. First Data also produces our statements and other mailings for deposit customers.
Card production embossing and mailing and statement printing and mailing services related to cards issued to customers in Canada are outsourced to Canadian suppliers.
Technology
____________________________________________________________________________________________
We leverage information technology and deliver products and services that meet the needs of our partners and enable us to operate our business efficiently. The integration of our technology with our partners is at the core of our value proposition, enabling, among other things, customers to “apply and buy” at the point of sale, and many of our partners to settle transactions directly with us without an interchange fee. A key part of our strategic focus is the continued development of innovative, efficient, flexible technology and operational platforms to support marketing, risk management, account acquisition and account management, customer service, and new product development. We believe that the continued investment in and development of these platforms is an important part of our efforts to increase our competitive capabilities, reduce costs, improve quality and provide faster, more flexible technology services. Consequently, we continuously review capabilities and develop or acquire systems, processes and competencies to meet our business needs.
As part of our continuous efforts to enhance our technologies, we may either develop these capabilities internally or rely on third-party providers. We rely on third-party providers to help us deliver systems and operational infrastructure based on strategies and, in some cases, architecture, designed by us. These relationships include: First Data for our credit card transaction processing and production, and FIS for retail banking.
To protect our systems and technologies, and the consumer information stored on our systems, we employ security, backup and recovery systems and generally require the same of our most significant third-party service providers. Our information security policy and supporting standards and procedures (including multiple layers of security controls), are designed to ensure the confidentiality, integrity and availability of consumer data and ensure that access is limited to those with a business need. We evaluate the effectiveness of the key security controls through ongoing assessment and measurement. We have implemented a security program that is designed to provide oversight of third parties who store, process or have access to material consumer data.
In addition, we perform, or cause to be performed, a variety of vulnerability and penetration testing on the platforms, systems and applications used to provide our products and services in an effort to reduce the risk that any attacks on these platforms, systems and applications are successful. We also perform periodic test and validation of our disaster recovery plans and require certain of our third parties to do so as well. In connection with the Separation, we must migrate, and in some cases, establish with third parties, key parts of our technology infrastructure, including our data centers.

Competition
____________________________________________________________________________________________
Our industry is highly competitive and is becoming more competitive. We compete for relationships with partners in connection with retaining existing or establishing new consumer credit programs. Our primary competitors for partners include major financial institutions such as Alliance Data, American Express, Capital One, Chase, Citibank, TD Bank and Wells Fargo, and to a lesser extent, potential partners’ own in-house financing capabilities. We compete for partners on the basis of a number of factors, including program financial and other terms, underwriting standards, marketing expertise, service levels, product and service offerings (including incentive and loyalty programs), technological capabilities and integration, brand and reputation. In addition, some of our competitors for partners have a business model that allows for their partners to manage underwriting (e.g., new account approval), customer service and collections, and other core banking responsibilities that we retain.
We also compete for customer usage of our products. Consumer credit provided, and credit card payments made, using our cards constitute only a small percentage of overall consumer credit provided and credit card payments in the United States. Consumers have numerous financing and payment options available to them. As a form of payment, our products compete with cash, checks, debit cards, Visa and MasterCard credit cards, as well as American Express, Discover Card, other private-label card brands, and, to a certain extent prepaid cards. We also compete with non-traditional providers such as PayPal. In the future, we expect our products may face increased competition from new emerging payment technologies, such as Apple Pay, Google Wallet, and Square, as well as consortia of merchants that are expected to combine payment systems to reduce interchange and other costs (e.g., CurrentC), to the extent that our products are not accepted in, or compatible with, such technologies. We may also face increased competition from current competitors or others who introduce or embrace disruptive technology that significantly changes the consumer credit and payment industry. We compete for customers and their usage of our products, and to minimize transfers to competitors of our customers’ outstanding balances, based on a number of factors, including pricing (interest rates and fees), product offerings, credit limits, incentives (including loyalty programs) and customer service. Some of our competitors provide a broader selection of services, including home and automobile loans, debit cards and bank branch ATM access, which may position them better among customers who prefer to use a single financial institution to meet all of their financial needs. In addition, some of our competitors are substantially larger than we are, may have substantially greater resources than we do or may offer a broader range of products and services than we do. Moreover, some of our competitors, including new and emerging competitors in the digital and mobile payments space, are not subject to the same regulatory requirements or legislative scrutiny to which we are subject, which also could place us at a competitive disadvantage.
In our retail deposits business, we have acquisition and servicing capabilities similar to other direct banking competitors. We compete for deposits with traditional banks, and in seeking to grow our direct banking business we compete with other banks that have direct banking models similar to ours, such as Ally Financial, American Express, Capital One 360 (ING), Discover, Nationwide, Sallie Mae and USAA. Competition among direct banks is intense because online banking provides customers the ability to quickly and easily deposit and withdraw funds and open and close accounts in favor of products and services offered by competitors.
Intellectual Property
____________________________________________________________________________________________
We use a variety of methods, such as trademarks, patents, copyrights and trade secrets, to protect our intellectual property. We also place appropriate restrictions on our proprietary information to control access and prevent unauthorized disclosures. Our brands are important assets, and we take steps to protect the value of these assets and our reputation. Following the IPO, we launched our new brand, “Synchrony,” and expect to spend significant amounts over the next few years promoting our new brand.
We have two patents for proprietary methods related to our Dual Cards. The patents were issued in 2005 and 2010 and expire in 2023 and 2027, respectively.
We recently filed trademark applications to protect our new name in the United States and certain other countries, and the applications are pending.

Employees
____________________________________________________________________________________________
At December 31, 2014, we had approximately 11,000 full time employees. None of our employees are represented by a labor union or are covered by a collective bargaining agreement. We have not experienced any material employment-related work stoppages and consider relations with our employees to be good. We also have relationships with third-party call center providers in the United States and other countries that provided us with additional contractors for customer service, collections and other functions.
Risk Management
____________________________________________________________________________________________
Strong risk management is at the core of our business strategy and we have developed processes to manage the major categories of risk we encounter, namely credit, market, liquidity, operational and strategic risk. Historically, the risk function for substantially all of our operations has been managed through the risk management function at the Bank level. We established an overall risk management function at the Company level in connection with the IPO, building on our extensive, well-established risk management experience and processes at the Bank. The Bank maintains a substantial risk management function that is coordinated with our overall risk management. The following is a description of our overall risk management function.
As described in greater detail below under “—Risk Management Roles and Responsibilities,” we manage our enterprise risk using an integrated framework that includes board-level oversight, administration by a group of cross-functional management committees, and day-to-day implementation by a dedicated risk management team led by the Chief Risk Officer (“CRO”). The Risk Committee of our board of directors has responsibility for the oversight of our risk management program, and three other board committees have other oversight roles with respect to risk management. Several management committees and subcommittees have important roles and responsibilities in administering our risk management program, including the Enterprise Risk Management Committee (the “ERMC”), the Management Committee (the “MC”) and the Asset and Liability Management Committee (the “ALCO”). This committee-focused governance structure provides a forum through which risk expertise is applied cross-functionally to all major decisions, including development of processes, policies and controls used by the CRO and risk management team to execute our risk management philosophy.
Our enterprise risk management philosophy is to ensure that all relevant risks in our business activities are appropriately identified, measured, monitored and controlled. Our approach in executing this philosophy focuses on leveraging our strong credit risk culture to drive enterprise risk management using a strong governance framework, a comprehensive enterprise risk assessment program and an effective risk appetite framework.
Risk Categories
Our risk management is organized around five major risk categories: credit risk, market risk, liquidity risk, operational risk and strategic risk. We evaluate the potential impact of a risk event on us (including the Bank and other subsidiaries) by assessing the partner and customer, financial, reputational, and legal and regulatory impacts.
Credit Risk
Credit risk is the risk of loss that arises when an obligor fails to meet the terms of an obligation. Credit risk includes exposure to consumer credit risk from customer loans as well as institutional credit risk, principally from our partners. Consumer credit risk is one of the most significant risks we face. See “—Credit Risk Management” for a description of our customer credit risk management procedures.

Market Risk
Market risk is the risk of loss due to changes in external market variables such as interest rates and asset values. Our principal market risk exposures arise from volatility in interest rates and their impact on our economic value, capitalization levels and earnings. Market risk is managed through our ALCO processes, and is subject to policy and risk appetite limits for both earnings at risk and the economic value of equity sensitivity analysis. The ALCO reviews market risk scenario results on a monthly basis, and interest rate risk appetite metrics are reviewed on a quarterly basis by the ERMC and our board of directors.
Liquidity Risk
Liquidity risk is the risk that an institution’s financial condition or overall safety and soundness are adversely affected by a real or perceived inability to meet contractual obligations and support planned growth. Our primary liquidity objective is to maintain a liquidity profile that will enable us, even in times of stress or market disruption, to fund our existing assets and meet all of our liabilities in a timely manner and at an acceptable cost. Policy and risk appetite limits require us and the Bank (and other entities within our business, as applicable) to ensure that sufficient liquid assets are available to survive liquidity stresses over a specified time period. Our risk appetite policies also call for funding diversification, monitoring early warning indicators in the capital markets, and limits on the amounts of certificates of deposit maturities in any one month. Our ALCO reviews liquidity exposures continuously in the context of approved policy and risk appetite limits and reports results quarterly to the ERMC and our board of directors.
Operational Risk
Operational risk is the risk of loss arising from inadequate or failed processes, people or systems, external events (i.e. natural disasters) or compliance, reputational or legal matters, and includes any of those risks as they relate directly to us and our subsidiaries, including the Bank, as well as to third parties with whom we contract or otherwise do business. Compliance risk arises from the failure to adhere to applicable laws, rules, regulations and internal policies and procedures. Operational risk also includes model risk relating to various financial and other models used by us and our subsidiaries, including the Bank, and is subject to a formal governance process.
Strategic Risk
Strategic risk consists of the current or prospective risk to earnings and capital arising from changes in the business environment and from adverse business decisions, improper implementation of decisions or lack of responsiveness to changes in the business environment. Our operational risk team will conduct a formal strategic risk assessment at least annually, and establish risk mitigation plans for top strategic risks. The Bank’s New Product Innovation Council assesses the strategic viability and consistency of each new Bank product or service. New initiatives require the approval of the MC and our board of directors, in the case of projects deemed more risky or critical to the mission of the business.
Risk Management Roles and Responsibilities
Responsibility for risk management flows to individuals and entities throughout our Company, including our board of directors, various board and management committees and senior management. We believe our credit risk culture has facilitated, and will continue to facilitate, the evolution of an effective risk presence across the Company. Set forth below is a description of the roles and responsibilities related to the key elements of our risk management framework.
Board of Directors
Our board of directors, among other things, has approved the enterprise-wide risk appetite statement and framework for the Company, as well as certain other risk management policies and oversees the Company’s strategic plan and enterprise-wide risk management program. Our board of directors may assign certain risk management activities to applicable committees and management.

Board Committees
Our board of directors has established four committees that assist the board in its oversight of our risk management. These committees and their risk-related roles are described below.
Audit Committee
In coordination with the Risk Committees of the Company and the Bank, the Audit Committee’s role, among other things, is to review: (i) the Company’s major financial risk exposures and the steps management has taken to monitor and control these risks; (ii) the Company’s risk assessment and risk management practices and the guidelines, policies and processes for risk assessment and risk management; (iii) the organization, performance and audit findings of our internal audit function; (iv) our disclosure and internal controls; and (v) the Company’s risk guidelines and policies relating to financial statements, financial systems, financial reporting processes, compliance and auditing, and allowance for loan losses.
Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee’s role, among other things, is to: (i) review and approve certain transactions with related persons; (ii) review and resolve any conflict of interest involving directors or executive officers; (iii) oversee the risks, if any, related to corporate governance structure and practices; and (iv) identify and discuss with management the risks, if any, related to social responsibility actions and public policy initiatives.
Management Development and Compensation Committee
The Management Development and Compensation Committee’s role, among other things, is to: (i) review our incentive compensation arrangements with a view to appropriately balancing risk and financial results in a manner that does not encourage employees to expose us or any of our subsidiaries to imprudent risks, and are consistent with safety and soundness; and (ii) review (with input from our CRO and the Bank’s CRO) the relationship between risk management policies and practices, corporate strategies and senior executive compensation.
Risk Committee
The Risk Committee’s role, among other things, is to: (i) assist our board of directors in its oversight of the Company’s enterprise-wide risk-management framework, including as it relates to credit, investment, market, liquidity, operational compliance and strategic risks; (ii) review and, at least annually, approve the Company’s risk governance framework and risk assessment and risk management practices, guidelines and policies (including significant policies that management uses to manage credit and investment, market, liquidity, operational, compliance and strategic risks); (iii) review and, at least annually, recommend to our board of directors for approval the Company’s enterprise-wide risk appetite (including the Company’s liquidity risk tolerance), and review and approve the Company’s strategy relating to managing key risks and other policies on the establishment of risk limits as well as the guidelines, policies and processes for monitoring and mitigating such risks; (iv) meet separately on a regular basis with our CRO and (in coordination with the Bank’s Risk Committee, as appropriate) the Bank’s CRO; (v) receive periodic reports from management on metrics used to measure, monitor and manage known and emerging risks, including management’s view on acceptable and appropriate levels of exposure; (vi) receive reports from our internal audit, risk management and independent liquidity review functions on the results of risk management reviews and assessments; (vii) review and approve, at least annually, the Company’s enterprise-wide capital and liquidity framework (including its contingency funding plan) and, in coordination with the Bank’s Risk Committee, review, at least quarterly, the Bank’s allowance for loan losses, liquidity policy and risk appetite, regulatory capital policy and ratios and internal capital adequacy assessment processes and, at least annually, the Bank’s annual capital plan and recovery and resolution plan; (viii) review, at least semi-annually, information from senior management regarding whether the Company is operating within its established risk appetite; (ix) review the status of financial services regulatory examinations; (x) review the independence, authority and effectiveness of the Company’s risk management function and independent liquidity review function; (xi) approve the appointment of, evaluate and, when appropriate, replace, the CRO; and (xii) review disclosure regarding risk contained in the Company’s annual and quarterly reports.

Management Committees
We have established two management committees with important roles and responsibilities in our risk management function: the ERMC (of which the ALCO is a subcommittee) and the MC. These committees and their risk-related roles are described below.
Management Committee
The MC is under the oversight of the board of directors and is comprised of our senior executives and chaired by our Chief Executive Officer. The MC has responsibility for reviewing and approving lending and investment activities of the Company, such as equity investments, acquisitions, dispositions, joint ventures, portfolio deals and investment issues regarding the Company. It is also responsible for overseeing the Company’s approach to managing its investments, reviewing and approving the Company’s annual strategic plan and annual operating plan, and overseeing activities administered by its Loan, Credit Strategy, Customer Experience, Information Technology, New Product & Innovation and Pricing subcommittees. The MC also reviews management reports provided on a periodic basis, or as requested, in order to monitor evolving issues, effectiveness of risk mitigation activities and performance against strategic plans. The MC may make decisions only within the authority that is granted to it by the board of directors and must escalate any investment or other proposals outside of its authority to the board of directors for final decision.
ERMC
A management committee under the oversight of the Risk Committee, the ERMC is comprised of our senior executives and chaired by the CRO. The ERMC has responsibility for identifying, assessing, monitoring and mitigating risks across the Company and for reporting on material risks to our Risk Committee. The responsibilities of the ERMC include the day-to-day management of risks impacting the Company and ensuring compliance across the Company with the overall risk appetite. The ERMC also oversees establishment of risk management policies, the performance and functioning of the relevant overall risk management function, and the implementation of appropriate governance activities and systems that support control of risks.
ALCO
A subcommittee of the ERMC, the ALCO is comprised of our senior executives and chaired by the Treasurer. It identifies, measures, monitors, manages and controls market, liquidity and credit (investments and bank relationships) risks to the Company’s balance sheet. ALCO activities include reviewing and monitoring cash management, investments, liquidity, funding and foreign exchange risk activities and overseeing the safe, sound and efficient operation of the Company in compliance with applicable policies, laws and regulations.
Chief Executive Officer, Chief Risk Officer and Other Senior Officers
Our Chief Executive Officer has ultimate responsibility for ensuring the management of the Company’s risk in accordance with the Company’s approved risk appetite statement, including through her role as chairperson of the MC. The Chief Executive Officer also provides leadership in communicating the risk appetite to internal and external stakeholders so as to help embed appropriate risk taking into the overall risk culture.
The CRO manages our risk management team and, as chairperson of the ERMC, is responsible for establishing and implementing standards for the identification, management and measurement of risk on an enterprise-wide basis, as well as for monitoring and reporting such risks. In collaboration with our Chief Executive Officer and the Chief Financial Officer, the CRO has responsibility for developing an appropriate risk appetite with corresponding limits that aligns with supervisory expectations and this risk appetite statement has been approved by our board of directors. The CRO regularly reports to our board of directors and the Risk Committee on risk management matters.
Our senior executive officers are responsible for ensuring that their respective functions operate within established risk limits, in accordance with the Company’s enterprise risk management policy. As members of the ERMC and the MC, they are also responsible for identifying risks, considering risk when developing strategic plans, budgets and new products and implementing appropriate risk controls when pursuing business strategies and objectives. In addition, senior executive officers are responsible for deploying sufficient financial resources and qualified personnel to manage the risks inherent in the Company’s business activities.

Risk Management Team
Our risk management team is led by the CRO and provides oversight of our risk profile and the risk profiles of our subsidiaries. This provides a “second line of defense” to the functional organizations’ primary role in creating an appropriate control environment for each functional process.
Compliance Team
Our compliance team is responsible for establishing and maintaining a compliance program that includes compliance risk identification, assessment, policy development, and monitoring, testing, training and reporting activities.
Internal Audit Team
The internal audit team is responsible for performing periodic, independent reviews and testing of compliance with the Company’s and the Bank’s risk management policies and standards, as well as with regulatory guidance and industry best practices. The internal audit team also assesses the design and operating effectiveness of these policies and standards and validates risk management controls.
Enterprise Risk Assessment Program
Enterprise risk assessments play an important role in directing our risk management activities to prioritize and focus on appropriate risks. We will conduct assessments at least annually for each risk category and update those assessments periodically. The risk leader for each risk category will direct the assessment process, reviewing not only the current type and level of risks, but also compliance with regulatory guidance and industry best practices as well as policy and procedural compliance. Progress against any action plans that have been put into place to manage key risks will be tracked and reported to the ERMC.
Stress testing efforts as part of the risk assessment process continue to evolve as we model scenarios exploring multi-risk impacts on profitability, liquidity and capital levels. Stress testing activities provide a forward-looking assessment of risks and losses. We seek to integrate the results of our stress testing into our strategic, capital and liquidity planning processes, and will use the results to identify portfolio vulnerabilities and develop risk mitigation strategies or contingency plans across a range of stressed conditions.
Risk Appetite Framework
We operate in accordance with a risk appetite statement setting forth our objectives, plans and limits, and expressing our preferences with respect to risk-taking activities in the context of our overall business goals. The risk appetite statement was approved in connection with the IPO by the ERMC, the Risk Committee and our board of directors, with delegated authority to the CRO for implementation throughout the Company. The risk appetite statement serves as a tool to preclude activities that are inconsistent with our business and risk strategy. The risk appetite statement will be reviewed and approved at least annually as part of our business planning process and will be modified, as necessary, to include updated risk tolerances by risk category, enabling us to meet prescribed goals while continuing to operate within our established risk boundaries.
Regulation
____________________________________________________________________________________________
General
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

As a savings and loan holding company, Synchrony is subject to extensive regulation, supervision and examination by the Federal Reserve Board. Prior to July 21, 2011, savings and loan holding companies, such as the Bank’s parent before Synchrony, were subject to regulation by the Office of Thrift Supervision (“OTS”). As a large provider of consumer financial services, we are also subject to extensive regulation, supervision and examination by the CFPB. Until the GE SLHC Deregistration, we will be controlled by GECC, which is also a savings and loan holding company and is subject to extensive regulation, supervision and examination by the Federal Reserve Board. In addition, the Financial Stability Oversight Council has designated GECC as a nonbank systemically important financial institution (a “nonbank SIFI”) under the Dodd-Frank Act.
The Bank is a federally chartered savings association. As such, the Bank is subject to extensive regulation, supervision and examination by the OCC, which is its primary regulator, and by the CFPB. In addition, the Bank, as an insured depository institution, is supervised by the FDIC.
The Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Act, which was enacted in July 2010, significantly restructured the financial regulatory regime in the United States. As discussed further throughout this section, certain aspects of the Dodd-Frank Act are subject to further rulemaking that will take effect over several years, making it difficult to anticipate the overall financial impact on us or across the industry. See also “Item 1A. Risk Factors—Risks Relating to Regulation—The Dodd-Frank Act has had, and may continue to have, a significant impact on our business, financial condition and results of operations.”
Savings and Loan Holding Company Regulation
Overview
As a savings and loan holding company, we are required to register and file periodic reports with, and are subject to extensive regulation, supervision and examination by, the Federal Reserve Board. The Federal Reserve Board has adopted guidelines establishing safety and soundness standards on such matters as liquidity risk management, securitizations, operational risk management, internal controls and audit systems, business continuity, and compensation and other employee benefits. We are regularly reviewed and examined by the Federal Reserve Board, which results in supervisory comments and directions relating to many aspects of our business that require our response and attention. Our parent, GECC, as a savings and loan holding company, is also regularly reviewed and examined by the Federal Reserve Board, which results in supervisory comments and directions relating to many aspects of GECC’s business generally and our business specifically, that require response and attention.
The Federal Reserve Board has broad enforcement authority over us and our subsidiaries (other than the Bank and its subsidiaries). Under the Dodd-Frank Act, we are required to serve as a source of financial strength for any insured depository institution that we control, such as the Bank. In addition, until the GE SLHC Deregistration, we will be controlled by GECC, which has its own regulatory obligations as a savings and loan holding company and as a nonbank SIFI. We may be affected by those obligations of GECC. See “—GECC’s Regulatory Status” and “Item 1A. Risk Factors—Risks Relating to Regulation—As long as we are controlled by GECC for bank regulatory purposes, regulation and supervision of GECC could adversely affect us.”

Capital
As a savings and loan holding company, Synchrony historically has not been required to maintain any specific amount of minimum capital. Beginning as soon as 2015, however, we expect that Synchrony will be subject to capital requirements similar to those applicable to the Bank. In addition, until the GE SLHC Deregistration, we will be controlled by GECC, which itself is expected to be subject to capital requirements similar to those which apply to the Bank as well as any enhanced capital standards that may be imposed on it as a nonbank SIFI. The capital requirements applicable to the Bank have recently been substantially revised, including as a result of Basel III and the requirements of the Dodd-Frank Act. Although we cannot predict the effects of the newly adopted rules implementing Basel III and the Dodd-Frank Act, Synchrony and GECC expect to be subject to increasingly stringent capital adequacy standards in the future. See “—GECC’s Regulatory Status” and “Item 1A. Risk Factors—Risks Relating to Regulation—As long as we are controlled by GECC for bank regulatory purposes, regulation and supervision of GECC could adversely affect us.”
The following are the minimum capital ratios to which we and GECC expect to be subject starting as soon as during 2015:

•
under the Basel III standardized approach, a Tier 1 common equity to risk-weighted assets ratio of 7% (the minimum of 4.5% plus a fully phased-in mandatory conservation buffer of 2.5%), a Tier 1 capital to risk-weighted assets ratio of 8.5% (the minimum of 6% plus a fully phased-in mandatory conservation buffer of 2.5%), and a total capital to risk-weighted assets ratio of 10.5% (a minimum of 8% plus a fully phased-in mandatory conservation buffer of 2.5%);

•	stress-tested minimum capital ratios described above of 5% Tier 1 common capital to risk-weighted assets, 6% Tier 1 capital to risk-weighted assets and 8% total capital to risk-weighted assets;

•	a leverage ratio of Tier 1 capital to total exposures of 4%; and

•	in the case of GECC, a stress-tested minimum supplemental leverage ratio of 3%.
For a discussion of our capital ratios, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital.”
In connection with applicable capital adequacy standards, we and GECC will also be required to conduct stress tests on an annual basis. Under the Federal Reserve Board’s stress test regulations, we and GECC will each be required to utilize stress-testing methodologies providing for results under at least three different sets of conditions, including baseline, adverse and severely adverse conditions. In addition, as part of meeting our minimum capital requirements, we and GECC may be required to comply with the Federal Reserve Board’s Comprehensive Capital Analysis and Review (“CCAR”) process, or some modified version of the CCAR process, which would measure our minimum capital requirement levels under various stress scenarios. In connection with such a process, we and GECC may be required to develop for the Federal Reserve Board’s review and approval a capital plan that will include how we and GECC will meet our minimum capital requirements under specified stress scenarios.
Dividends and Stock Repurchases
We are limited in our ability to pay dividends or repurchase our stock by the Federal Reserve Board, including on the basis that doing so would be an unsafe or unsound banking practice. If we intend to declare or pay a dividend, we generally will be required to inform and consult with the Federal Reserve Board in advance to ensure that such dividend does not raise supervisory concerns. It is the policy of the Federal Reserve Board that a savings and loan holding company like us should generally pay dividends on common stock only out of earnings, and only if prospective earnings retention is consistent with the company’s capital needs and overall current and prospective financial condition.
According to guidance from the Federal Reserve Board, our dividend policies will be assessed against, among other things, our ability to achieve applicable Basel III capital ratio requirements. If we do not achieve applicable Basel III capital ratio requirements when they are fully phased-in, we may not be able to pay dividends. Although we currently expect to meet the applicable final Basel III capital ratio requirements, inclusive of any applicable capital conservation buffer, when they are fully phased in by the Federal Reserve Board, we cannot be sure that we will meet those requirements or even if we do, if we will be able to pay dividends.

We also will be required to inform and consult with the Federal Reserve Board in advance of redeeming or repurchasing our stock if the result will be a net reduction in our equity compared to our equity as of the beginning of the quarter in which the redemption or repurchase occurs. In evaluating the appropriateness of a proposed redemption or repurchase of stock, the Federal Reserve Board will consider, among other things, the potential loss that we may suffer from the prospective need to increase reserves and write down assets as a result of continued asset deterioration, and our ability to raise additional common equity and other capital to replace the stock that will be redeemed or repurchased. The Federal Reserve Board also will consider the potential negative effects on our capital structure of replacing common stock with any lower-tier form of regulatory capital issued. Moreover, the approval process for any capital plan we are required to submit could result in restrictions on our ability to pay dividends or make other capital distributions.
Until the GE SLHC Deregistration, we will be controlled by GECC, which as a savings and loan holding company is subject to all of the same regulatory requirements regarding dividends and stock repurchases and redemptions to which we are subject. Accordingly, until the GE SLHC Deregistration, our ability to pay dividends and repurchase our shares may be affected by GECC’s ability to meet the same requirements to which we are subject. In addition, as a nonbank SIFI, GECC may be required to provide a capital plan for Federal Reserve Board approval that includes proposed capital distributions (including dividends and stock redemptions or repurchases) not only by GECC but also by entities controlled by GECC, such as us. As long as we are controlled by GECC for bank regulatory purposes, any such capital plan requirement imposed on GECC by the Federal Reserve Board could affect our ability to pay dividends and repurchase our shares or redeem the notes prior to maturity.
Activities
In general, savings and loan holding companies may only conduct, or acquire control of companies engaged in, financial activities specified in the relevant provisions of the Bank Holding Company Act and Savings and Loan Holding Company Act. We and each of our current parent companies are not subject to these activity restrictions and therefore are permitted to engage in non-financial activities, because we are grandfathered unitary savings and loan holding companies. This grandfathered status is based on the fact that our parent companies, GE and GECC, became grandfathered unitary savings and loan holding companies through the conversion of GE Capital Retail Bank from a state bank to a federal savings bank under an application pending with the OTS before May 4, 1999. We succeeded to our parent companies’ grandfathered status upon becoming a savings and loan holding company on April 1, 2013.
Our certificate of incorporation provides that until the earlier to occur of: (i) the time immediately prior to the Split-off and (ii) the GE SLHC Deregistration, no stockholder or group (other than GE or its affiliates and certain other exempt persons) shall have the right to vote more than 4.99% of our capital stock entitled to vote generally in the election of directors. We are not aware of any stockholder or group (other than GE or its affiliates) that has acquired, or otherwise owns or controls more than 4.99% of our capital stock, including through the IPO. Assuming the GE SLHC Deregistration occurs, and possibly at the Separation if it occurs prior to the GE SLHC Deregistration, we expect we will then no longer qualify to be a grandfathered unitary savings and loan holding company. See “Item 1A. Risk Factors—Risks Relating to Our Separation from GE—We need Federal Reserve Board approval to continue to be a savings and loan holding company following the GE SLHC Deregistration. We may not receive this approval in a timely manner or at all, and additional approval conditions beyond what we are anticipating may be imposed that prevent or delay the Separation or the GE SLHC Deregistration or require us to incur significant additional expense.” If we were no longer to qualify to be a grandfathered unitary savings and loan holding company, we would be subject to the activity restrictions. In that event, although we are not currently engaged in non-financial activities, we will also need to submit to the Federal Reserve Board a request to become a financial holding company in order to engage in activities that are permissible only for savings and loan holding companies that are treated as financial holding companies (including to continue to obtain financing through our securitization programs).

Even as a grandfathered unitary savings and loan holding company (and, until the GE SLHC Deregistration, as a subsidiary of GECC, which is also a savings and loan holding company), we and the Bank are subject to banking laws and regulations that limit in certain respects the types of acquisitions and investments that we can make. For example, certain acquisitions of and investments in depository institutions or their holding companies that we undertake are subject to the prior review and approval of our banking regulators, including the Federal Reserve Board, the OCC and the FDIC. Our banking regulators have broad discretion on whether to approve such acquisitions and investments. In deciding whether to approve a proposed acquisition or investment, federal bank regulators may consider, among other factors: (i) the effect of the acquisition or investment on competition, (ii) our (and, until the GE SLHC Deregistration, GECC’s) financial condition and future prospects, including current and projected capital ratios and levels, (iii) the competence, experience and integrity of our (and, until the GE SLHC Deregistration, GECC’s) management and its (and their) record of compliance with laws and regulations, (iv) the convenience and needs of the communities to be served, including our (and, until the GE SLHC Deregistration, GECC’s) record of compliance under the Community Reinvestment Act (the “CRA”), (v) our (and, until the GE SLHC Deregistration, GECC’s) effectiveness in combating money laundering and (vi) any risks that the proposed acquisition poses to the U.S. banking or financial system. In addition, as long as we are a subsidiary of GECC, which is a nonbank SIFI as well as a savings and loan holding company, we or GECC may be required to provide notice to the Federal Reserve Board in advance of our acquiring voting shares of a company (other than an FDIC-insured depository institution) that is engaged in activities that are financial in nature and that has total consolidated assets of $10 billion or more.
Certain acquisitions of our voting stock may be subject to regulatory approval or notice under federal law. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of our stock in excess of the amount that can be acquired without regulatory approval under the Change in Bank Control Act and the Savings and Loan Holding Company Act, which prohibit any person or company from acquiring control of us without, in most cases, the prior written approval of the Federal Reserve Board.
Savings Association Regulation
Overview
The Bank is required to file periodic reports with the OCC and is subject to extensive regulation, supervision and examination by the OCC and the FDIC. The OCC has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. The Bank is periodically reviewed and examined by the OCC and the FDIC, which results in supervisory comments and directions relating to many aspects of the Bank’s business that require the Bank’s response and attention. In addition, the OCC and the FDIC have broad enforcement authority over the Bank.
Capital
The Bank is required by OCC regulations to maintain specified levels of regulatory capital. The OCC may impose capital requirements on individual institutions in excess of these requirements on a case-by-case basis. Institutions that are not well-capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits. The OCC is authorized and, under certain circumstances, required to take certain actions against an institution that fails to meet the minimum ratios for an adequately capitalized institution. At December 31, 2014, the Bank met or exceeded all applicable requirements to be deemed well-capitalized under OCC regulations.
The capital requirements to which the Bank is subject have recently been substantially revised, including as a result of Basel III and the requirements of the Dodd-Frank Act. The following are the minimum capital ratios to which the Bank expects to be subject starting as early as 2015:

•
under the Basel III standardized approach, a Tier 1 common equity to risk-weighted assets ratio of 7% (the minimum of 4.5% plus a fully phased-in mandatory conservation buffer of 2.5%), a Tier 1 capital to risk-weighted assets ratio of 8.5% (the minimum of 6% plus a fully phased-in mandatory conservation buffer of 2.5%), and a total capital to risk-weighted assets ratio of 10.5% (a minimum of 8% plus a fully phased-in mandatory conservation buffer of 2.5%); and

•	a leverage ratio of Tier 1 capital to total exposures of 5%.

For a discussion of the Bank’s capital ratios, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital.”
The Bank is also required to conduct stress tests on an annual basis. Under the OCC’s stress test regulations, the Bank is required to utilize stress-testing methodologies providing for results under at least three different sets of conditions, including baseline, adverse and severely adverse conditions.
As an insured depository institution, the Bank is also subject to the Federal Deposit Insurance Act (the “FDIA”), which requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors that are established by regulation. At December 31, 2014, the Bank met or exceeded all applicable requirements to be deemed well-capitalized for purposes of the FDIA. As described above, recently-issued rules of the federal banking agencies regarding the implementation of Basel III and the Dodd-Frank Act will alter the capital adequacy framework applicable to the Bank starting in 2015. In addition, the Bank is subject to enhanced capital and liquidity requirements under the operating agreement with the OCC described below under “—Activities.”
Dividends and Stock Repurchases
OCC regulations limit the ability of savings associations to make distributions of capital, including payment of dividends, stock redemptions and repurchases, cash-out mergers and other transactions charged to the capital account. The Bank must obtain the OCC’s approval or give the OCC prior notice before making a capital distribution in certain circumstances, including if the Bank proposes to make a capital distribution when it does not meet certain capital requirements (or will not do so as a result of the proposed capital distribution) or certain net income requirements. In addition, the Bank must file a prior written notice of a planned or declared dividend or other distribution with the Federal Reserve Board. The Federal Reserve Board or the OCC may object to a capital distribution if: among other things, (i) the Bank is, or as a result of such distribution would be, undercapitalized, significantly undercapitalized or critically undercapitalized, (ii) the regulators have safety and soundness concerns or (iii) the distribution violates a prohibition in a statute, regulation, agreement between us and the OCC, or a condition imposed on us in an application or notice approved by the OCC. Additional restrictions on dividends apply if the Bank fails the QTL test (described below under “—Activities”).
The FDIA also prohibits any depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” If a depository institution is less than adequately capitalized, it must prepare and submit a capital restoration plan to its primary federal regulator for approval. For a capital restoration plan to be acceptable, among other things, the depository institution’s parent holding company must guarantee that the institution will comply with the capital restoration plan. If a depository institution fails to submit an acceptable capital restoration plan, it is treated as if it is “significantly undercapitalized.” A “significantly undercapitalized” depository institution may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” elect a new board of directors, reduce total assets or cease taking deposits from correspondent banks. A “critically undercapitalized” institution may be subject to the appointment of a conservator or receiver which could sell or liquidate the institution.
Activities
Under the Home Owners’ Loan Act (“HOLA”), the OCC requires the Bank to comply with the qualified thrift lender, or “QTL” test. Under the QTL test, the Bank is required to maintain at least 65.00% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20.00% of total assets, (ii) intangibles, including goodwill and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans and small business loans) in at least nine months of the most recent 12-month period. The Bank currently meets that test. A savings association that fails to meet the QTL test is subject to certain operating restrictions and may be required to convert to a national bank charter. Also, if the Bank fails to meet the QTL test, Synchrony, as well as GE, GECC and GECFI, would no longer qualify to be grandfathered unitary savings and loan holding companies.

Savings associations, including the Bank, are subject as well to limitations on their lending and investments. These limitations include percentage of asset limitations on various types of loans the Bank may make. In addition, there are similar limitations on the types and amounts of investments the Bank may make.
Insured depository institutions, including the Bank, are subject to restrictions under Sections 23A and 23B of the Federal Reserve Act (as implemented by Federal Reserve Board Regulation W), which govern transactions between an insured depository institution and any affiliate, including an entity that is the institution’s direct or indirect holding company and a nonbank subsidiary of such a holding company. Restrictions in Sections 23A and 23B of the Federal Reserve Act apply to “covered transactions” such as extensions of credit, issuances of guarantees or asset purchases. In general, these restrictions require that any extensions of credit made by the insured depository institution to an affiliate must be fully secured with qualifying collateral and that the aggregate amount of covered transactions is limited, as to any one affiliate of the Bank, to 10% of the Bank’s capital stock and surplus, and, as to all of the Bank’s affiliates in the aggregate, to 20% of the Bank’s capital stock and surplus. In addition, transactions between the Bank and its affiliates must be on terms and conditions that are, or in good faith would be, offered by the Bank to non-affiliated companies (i.e., at arm’s length).
The CRA is a federal law that generally requires an insured depository institution to identify the communities it serves and to make loans and investments, offer products and provide services, in each case designed to meet the credit needs of these communities. The CRA also requires an institution to maintain comprehensive records of CRA activities to demonstrate how it is meeting the credit needs of communities. These records are subject to periodic examination by the responsible federal banking agency of the institution. Based on these examinations, the agency rates the institution’s compliance with CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” The CRA requires the agency to take into account the record of an institution in meeting the credit needs of the entire communities served, including low- and moderate- income neighborhoods, in determining such rating. Failure of an institution to receive at least a “Satisfactory” rating could inhibit the institution or its holding company from undertaking certain activities, including acquisitions. The Bank received a CRA rating of “Outstanding” as of its most recent CRA examination.
The FDIA prohibits insured banks from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited) unless it is “well-capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. A bank that is “adequately capitalized” and that accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions under the FDIA on a bank that is “well-capitalized.” Further, “undercapitalized” institutions are subject to growth limitations. At December 31, 2014, the Bank met or exceeded all applicable requirements to be deemed well-capitalized for purposes of the FDIA. An inability to accept brokered deposits in the future could materially adversely impact our funding costs and liquidity.
In connection with the OCC’s December 12, 2012 approval of the Bank’s assumption of certain deposits and related liabilities of MetLife and acquisition of certain assets of MetLife, the Bank entered into an Operating Agreement with the OCC (the “Operating Agreement”) and also into a Capital Assurance and Liquidity Maintenance Agreement with GECC, GECFI and Synchrony (the “CALMA”) on January 11, 2013. The material terms of the Operating Agreement and the CALMA are summarized below, and the Operating Agreement and the CALMA have been filed as exhibits to this report.
The Operating Agreement requires, among other things, that the Bank: (i) maintain a total risk-based capital ratio of at least 11%, a Tier 1 risk-based capital ratio of at least 7% and a leverage ratio of at least 6%, (ii) maintain liquid assets at least equal to the greater of $500 million or 90 days’ coverage of the Bank’s operating expenses, (iii) not materially change or significantly deviate from a business plan for 2013 and 2014 that was submitted to the OCC without first giving the OCC notice and obtaining its supervisory non-objection, (iv) must meet certain conditions to declare or pay a dividend (including being in compliance with the Operating Agreement), (v) maintain a board with at least 40% independent directors and (vi) for three years immediately after the date of the Operating Agreement, not appoint any new director or senior executive officer or enter into a material services contract with an affiliate without providing prior notice to the OCC.

The Operating Agreement provides that, if the OCC determines there is an existing or imminent material breach of the Bank’s obligation to maintain the required amounts of capital or liquidity or GECC, GECFI and Synchrony are likely to be unable to fulfill their obligations under the CALMA due to a material adverse change in the financial condition of GECC, GECFI or Synchrony, or in certain other circumstances, the Bank must submit to the OCC a plan for the sale, merger or dissolution of the Bank and must implement such plan upon obtaining the OCC’s non-objection and written direction to begin implementation (subject to a right on the Bank’s part to cure the basis for such direction within 15 days of its issuance). The Operating Agreement also provides that the OCC may require the Bank to immediately cease extending new or additional credit under certain circumstances, including if (i) the OCC determines there is an existing or imminent material breach of the Bank’s obligation to maintain the required amounts of capital or liquidity or GECC, GECFI and Synchrony are likely to be unable to fulfill their obligations under the CALMA due to a material adverse change in the financial condition of GECC, GECFI or Synchrony, (ii) the OCC deems that breach or change likely to pose an imminent threat to the financial condition of the Bank, and (iii) such breach or change has not been cured or remedied, as the case may be, within five days of receiving written notice from the OCC. The Operating Agreement imposes certain monitoring and reporting obligations, including, among other things, notification to the OCC regarding material changes to the financial condition of the Bank, GECC, GECFI and Synchrony. The Operating Agreement will remain in effect until it is terminated in writing by the OCC, the Bank ceases to be a federal savings association or the consummation of a merger, consolidation or other business combination in which the Bank is not the resulting entity.
The CALMA requires, among other things, that GECC, GECFI and Synchrony shall: (i) make capital infusions as requested by the Bank to ensure that the Bank remains in compliance with the capital requirements of the Operating Agreement, (ii) provide such financial support as requested by the Bank to ensure that the Bank remains in compliance with the liquidity requirements of the Operating Agreement, and (iii) provide certain information to the Bank and the OCC relevant to their financial condition and ability to fulfill their obligations under the CALMA. We currently expect that the CALMA’s obligations will terminate as to GECC and GECFI once GE no longer controls the Bank as defined in the CALMA or as otherwise determined by the OCC. We expect that Synchrony will continue to be subject to the CALMA’s obligations after the Bank and Synchrony are no longer controlled by GE.
Deposit Insurance
The FDIA requires the Bank to pay deposit insurance assessments. Deposit insurance assessments are affected by the minimum reserve ratio with respect to the federal Deposit Insurance Fund (the “DIF”). The Dodd-Frank Act increased the minimum reserve ratio with respect to the DIF to 1.35% and removed the statutory cap on the reserve ratio. The FDIC subsequently set a reserve ratio of 2% and may increase that ratio in the future. Under the FDIC’s current deposit insurance assessment methodology, the Bank is required to pay deposit insurance assessments based on its average consolidated total assets, less average tangible equity, and various other regulatory factors included in an FDIC assessment scorecard.
The FDIA creates a depositor preference regime for the resolution of all insured depository institutions, including the Bank. If any such institution is placed into receivership, the FDIC will pay (out of the remaining net assets of the failed institution and only to the extent of such assets) first secured creditors (to the extent of their security), second the administrative expenses of the receivership, third all deposits liabilities (both insured and uninsured), fourth any other general or senior liabilities, fifth any obligations subordinated to depositors or general creditors, and finally any remaining net assets to shareholders in that capacity.
The Bank may be held liable by the FDIC for any loss incurred, or reasonably expected to be incurred by the DIF, due to the default of another commonly controlled FDIC-insured institution or for any assistance provided by the FDIC to another commonly controlled FDIC-insured institution that is in danger of default. As long as we are directly or indirectly controlled by GE, the Bank will be commonly controlled with another FDIC-insured institution, GE Capital Bank, an industrial bank chartered under the laws of Utah.

Consumer Financial Services Regulation
The relationship between us and our U.S. customers is regulated extensively under federal and state consumer protection laws. Federal laws include the Truth in Lending Act, the Equal Credit Opportunity Act, HOLA, the Fair Credit Reporting Act (the “FCRA”), the Gramm-Leach-Bliley Act (the “GLBA”), the CARD Act and the Dodd-Frank Act. These and other federal laws, among other things, require disclosures of the cost of credit, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, require safe and sound banking operations, prohibit unfair, deceptive and abusive practices, restrict our ability to raise interest rates, and subject us to substantial regulatory oversight. State and, in some cases, local laws also may regulate the relationship between us and our U.S. customers in these areas, as well as in the areas of collection practices, and may provide other additional consumer protections. Moreover, we and our U.S. subsidiaries are subject to the Servicemembers Civil Relief Act, which protects persons called to active military service and their dependents from undue hardship resulting from their military service. The Servicemembers Civil Relief Act applies to all debts incurred prior to the commencement of active duty (including credit card and other open-end debt) and limits the amount of interest, including service and renewal charges and any other fees or charges (other than bona fide insurance) that is related to the obligation or liability.
Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal banking regulators, as well as state attorneys general and other state and local consumer protection agencies, also may seek to enforce consumer protection requirements and obtain these and other remedies, including civil money penalties and fines.
The CARD Act was enacted in 2009 and most of the requirements became effective in 2010. The CARD Act made numerous amendments to the Truth in Lending Act, requiring us to make significant changes to many of our business practices, including marketing, underwriting, pricing and billing. The CARD Act’s restrictions on our ability to increase interest rates on existing balances to respond to market conditions and credit risk ultimately limits our ability to extend credit to new customers and provide additional credit to current customers. Other CARD Act restrictions, such as limitations on late fees, have resulted and will continue to result in reduced interest income and loan fee income.
The FCRA regulates the Bank’s and our use of credit reports and the reporting of information to credit reporting agencies, and also provides a standard for lenders to share information with affiliates and certain third parties and to provide firm offers of credit to consumers. The FCRA also places further restrictions on the use of information shared between affiliates for marketing purposes, requires the provision of disclosures to consumers when risk-based pricing is used in a credit decision, and requires safeguards to help protect consumers from identity theft.
Under HOLA, the Bank is prohibited from engaging in certain tying or reciprocity arrangements with its customers. In general, the Bank may not extend credit, lease or sell property, or furnish any services or fix or vary the consideration for these on the condition that: (i) the customer obtain or provide some additional credit, property, or services from or to the Bank or Synchrony or their subsidiaries or (ii) the customer may not obtain some other credit, property, or services from a competitor, except in each case to the extent reasonable conditions are imposed to assure the soundness of the credit extended. Certain arrangements are permissible. For example, the Bank may offer more favorable terms if a customer obtains two or more traditional bank products.

The Durbin Amendment in the Dodd-Frank Act requires the Federal Reserve Board to promulgate certain rules related to debit transaction interchange fees. On June 29, 2011, the Federal Reserve Board adopted a final rule with respect to the Durbin Amendment effective on October 1, 2011, which, among other things, established a regulatory cap for many types of debit interchange transactions that is no more than 21 cents plus five basis points of the value of the transaction. The Federal Reserve Board’s rule also allows a debit card issuer to recover 1% per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements. In addition, the rule prohibits the imposition of restrictions on a merchant’s ability to direct the routing of electronic debit transactions over a network for which the issuer has enabled processing. These rules were challenged by retailers claiming that the interchange fee and network non-exclusivity provisions of the rule are arbitrary, capricious, an abuse of discretion, and otherwise not in accordance with the law. The Federal Reserve Board’s regulation was upheld by the U.S. Court of Appeals for the D.C. Circuit, on March 21, 2014. The court of appeals found that the Federal Reserve Board’s final rule was based on a reasonable interpretation of the Dodd-Frank Act. The court of appeals remanded the case to the lower court for further proceedings consistent with its opinion, and those lower court proceedings are ongoing. The retailers petitioned the U.S. Supreme Court for a review of the decision of the court of appeals, which petition was denied on January 20, 2015.
The Dodd-Frank Act established the CFPB, which regulates consumer financial products and services and certain financial services providers. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” and ensure consistent enforcement of laws so that all consumers have access to markets for consumer financial products and services that are fair, transparent and competitive. The CFPB has rulemaking and interpretive authority under the Dodd-Frank Act and other federal consumer financial services laws, as well as broad supervisory, examination and enforcement authority over large providers of consumer financial products and services, such as us. In addition, the CFPB has an online complaint system that allows consumers to log complaints with respect to various consumer finance products, including the products we offer. The system could inform future agency decisions with respect to regulatory, enforcement or examination focus. There continues to be uncertainty as to how the CFPB’s strategies and priorities will have an impact on our businesses and our results of operations going forward. Although we have been subject to various matters with the CFPB as described below, neither the Company nor the Bank has had its first comprehensive examination by the CFPB, and we cannot predict when such examination will occur or what the results will be. See “Item 1A. Risk Factors—Risks Relating to Regulation—The Consumer Financial Protection Bureau is a new agency and there continues to be uncertainty as to how the agency’s actions will impact our business; the agency’s actions have had and may continue to have an adverse impact on our business.”
In July 2012, the CFPB issued an industry bulletin regarding marketing practices with respect to credit card add-on products, including debt cancellation products. The Bank has made a number of changes, including changes in response to the CFPB bulletin, with respect to its marketing and sale of debt cancellation products to credit card customers, including ceasing all telesales of such products, and the Bank has also enhanced the disclosures associated with its website sales of such products. See “Item 1A. Risk Factors—Risks Relating to Our Business—Litigation, regulatory actions and compliance issues could subject us to significant fines, penalties, judgments, remediation costs and/or requirements resulting in increased expenses.”
In October 2013 the CFPB published its first biennial report reviewing the impact of the CARD Act on the consumer credit card market. In the report, the CFPB identified practices that may warrant further scrutiny by it, including add-on products (such as debt protection, identity theft protection, credit score monitoring, and other products that are supplementary to the extension of credit), cards that charge substantial application fees, and deferred interest offers and products (which could include our promotional financing products). The report further identified concerns regarding the adequacy of online disclosures as well as of the disclosures associated with rewards products and grace periods. Separately, the CFPB is also studying pre-dispute arbitration clauses, and our litigation exposure could increase if the CFPB exercises its authority to limit or ban pre-dispute arbitration clauses.

On December 10, 2013, we entered into a consent order with the CFPB relating to our CareCredit platform (the “2013 CFPB Consent Order”), which requires us to pay up to $34.1 million to customers, to provide additional training and monitoring of our CareCredit partners, to include provisions in agreements with our CareCredit partners prohibiting charges for certain services not yet rendered, to make changes to certain consumer disclosures, application procedures and procedures for resolution of customer complaints, and to terminate CareCredit partners that have chargeback rates in excess of certain thresholds. Some of the changes required by the 2013 CFPB Consent Order are similar to requirements in an assurance of discontinuation that we entered with the Attorney General for the State of New York on June 3, 2013 (the “Assurance”). We believe the Bank is in substantial compliance with the material business practice changes required by the 2013 CFPB Consent Order and the Assurance, subject to ongoing reporting obligations and will complete the additional provider training by the fourth quarter of 2015. In addition to the costs of remediation, which were not material for the Assurance and will be up to $34.1 million for the 2013 CFPB Consent Order, the Company will incur one-time costs of approximately $3 million to implement these changes, and estimates ongoing annual costs of approximately $3 million. Although we continue to actively monitor and assess the impact on our CareCredit program of the changes required by the 2013 CFPB Consent Order and the Assurance (some of which have only recently been implemented), including the impact on program usage as providers become acclimated to the required changes, we do not believe that the 2013 CFPB Consent Order or the Assurance will have a material impact on our results of operations going forward. See “Item 1A. Risk Factors—Risks Relation to Regulation—Changes to our methods of offering our CareCredit products could materially impact operating results.”
On June 19, 2014, we entered into a consent order with the CFPB (the “2014 CFPB Consent Order”) that requires us to refund $56 million to cardholders who enrolled in a debt cancellation product over the telephone from January 2010 to October 2012 ($11 million of which was refunded prior to the 2014 CFPB Consent Order), pay civil money penalties of $3.5 million, and implement a compliance plan related to the sale of “add-on” products to the extent the Bank restarts telesales of such products (which were discontinued in October 2012).
In addition to resolving the CFPB’s concerns regarding our debt cancellation sales practices, the 2014 CFPB Consent Order resolved an unrelated issue that arose from the Bank’s self-identified omission of certain Spanish-speaking customers and customers residing in Puerto Rico from two offers that were made to certain delinquent customers. We discovered this issue through an audit of our collection operations in 2012, reported it to the CFPB and initiated a voluntary remediation program, which resulted in payments, balance credits and balance waivers of $132 million. The CFPB conducted a review of the collection offer omissions and also referred the matter to the DOJ, which commenced an investigation in March 2014. At the same time we entered into the 2014 CFPB Consent Order, we entered into a consent order with the DOJ (the “2014 DOJ Consent Order,” and together with the 2014 CFPB Consent Order, the “2014 Consent Orders”) to settle a complaint filed by the DOJ on June 19, 2014 in the United States District Court for the District of Utah alleging claims under the Equal Credit Opportunity Act related to our collections offer omissions. The 2014 DOJ Consent Order is subject to court approval, which was received on June 26, 2014. The 2014 DOJ Consent Order is similar to the 2014 CFPB Consent Order and does not impose any additional requirements on us. The 2014 Consent Orders require us to complete our remediation program by providing additional payments, balance credits and balance waivers of $37 million and to update our credit bureau reporting relating to the affected accounts. In the fourth quarter of 2014, we determined that our remediation program will require us to provide approximately $38 million in additional remediation, approximately $32 million of which consists of balance credits and waivers to previously charged-off accounts. Of the approximately $207 million in total consumer remediation (including the $132 million completed prior to the 2014 Consent Orders and the $75 million that remains to be completed), approximately $190 million consists of balance credits and waivers to previously charged-off accounts. In addition to consumer remediation, the 2014 Consent Orders require us to implement a fair lending compliance plan (including fair lending reviews, audits and training), which will, in part, be satisfied by our existing compliance processes. Although we do not believe that the 2014 Consent Orders themselves will have a material adverse effect on results of operations going forward, we cannot be sure whether the settlement will have an adverse impact on our reputation or whether any similar actions will be brought by state attorneys general or others, all of which could have a material adverse effect on us.

GECC’s Regulatory Status
GECC is a regulated savings and loan holding company and therefore is subject to all of the regulatory obligations to which we are subject. Until the GE SLHC Deregistration, GECC’s regulatory obligations as a savings and loan holding company may, for reasons related or unrelated to us, materially and adversely affect us, including restricting our ability to initiate, pay dividends or repurchase stock or continue various business activities or practices.
As a nonbank SIFI, GECC is subject to enhanced prudential standards under the Dodd-Frank Act and regulation by the Federal Reserve Board. Nonbank SIFIs, such as GECC, currently are subject to some, but not all, of the enhanced prudential standards under the Dodd-Frank Act, such as resolution planning. The Federal Reserve Board has also proposed to apply other enhanced prudential standards to GECC by order. If adopted as proposed, these standards are expected to include, among other things, enhanced board and risk governance, enhanced capital and liquidity levels, compliance with capital planning and stress-testing requirements and market terms requirements for intercompany transactions. Although the enhanced prudential standards currently applicable to GECC in its capacity as a nonbank SIFI do not have the effect of imposing direct regulatory obligations on us, we cannot be certain that standards imposed in the future by the Federal Reserve Board on GECC as a nonbank SIFI will not have the effect of directly or indirectly imposing obligations or restrictions on us so long as we are controlled by GECC for bank regulatory purposes. See “Item 1A. Risk Factors—Risks Relating to Regulation—As long as we are controlled by GECC for bank regulatory purposes, regulation and supervision of GECC could adversely affect us.”
Privacy
We, along with the Bank, are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification. For example, in the United States, certain of our businesses are subject to the GLBA and implementing regulations and guidance. Among other things, the GLBA: (i) imposes certain limitations on the ability of financial institutions to share consumers’ nonpublic personal information with nonaffiliated third parties, (ii) requires that financial institutions provide certain disclosures to consumers about their information collection, sharing and security practices and affords customers the right to “opt out” of the institution’s disclosure of their personal financial information to nonaffiliated third parties (with certain exceptions) and (iii) requires financial institutions to develop, implement and maintain a written comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities, and the sensitivity of customer information processed by the financial institution as well as plans for responding to data security breaches. Federal and state laws also require us to respond appropriately to data security breaches. We, along with the Bank have a program to comply with applicable privacy, information security, and data protection requirements imposed by federal, state, and foreign laws, including the GLBA. See also “Item 1A. Risk Factors—Risks Relating to Regulation—Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.”
GE Transfer of Unrelated Bank
As part of the Separation (assuming it is accomplished by the Split-off), GE intends to transfer ownership of GE Capital Bank (a bank that is and will be separate from and unrelated to Synchrony and the Bank) from one of its subsidiaries to another. GE has indicated to us that it does not believe that this transfer requires an application to, or an approval or non-objection by, any bank regulatory authorities. However, if those authorities disagree and were to require an application or other opportunity for approval or non-objection, we cannot predict what action the authorities might take on such an application or notice, or what conditions or restrictions, if any, the regulators might impose in connection with any such action. Any such action, or any conditions or restrictions in connection with such action, could have a material adverse effect on GE’s ability to retain that bank and could affect GE’s willingness to proceed with the Separation as currently planned.

Money Laundering and Terrorist Financing Prevention Program
We maintain an enterprise-wide program designed to enable us to comply with all applicable anti-money laundering and anti-terrorism financing laws and regulations, including the Bank Secrecy Act and the U.S. Patriot Act. This program includes policies, procedures, processes and other internal controls designed to identify, monitor, manage and mitigate the risk of money laundering or terrorist financing posed by our products, services, customers and geographic locale. These controls include procedures and processes to detect and report suspicious transactions, perform customer due diligence, respond to requests from law enforcement, and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. The program is coordinated by a compliance officer, undergoes an annual independent audit to assess its effectiveness, and requires training of employees. See “Item 1A. Risk Factors—Risks Relating to Regulation—Failure to comply with anti-money laundering and anti-terrorism financing laws could have significant adverse consequences for us.”
Sanctions Programs
We have a program designed to comply with applicable economic and trade sanctions programs, including those administered and enforced by OFAC. These sanctions are usually targeted against foreign countries, terrorists, international narcotics traffickers and those believed to be involved in the proliferation of weapons of mass destruction. These regulations generally require either the blocking of accounts or other property of specified entities or individuals, but they may also require the rejection of certain transactions involving specified entities or individuals. We maintain policies, procedures and other internal controls designed to comply with these sanctions programs.
Section 13(r) Disclosure
GE, our parent company, included the following disclosure pursuant to Section 13(r) of the Exchange Act within its Form 10-Q for the three and six months ended June 30, 2014:
“GE Money Bank, Czech Republic (GEMB CZ) is a full-service retail bank in the Czech Republic and a subsidiary of General Electric Capital Corporation. GEMB CZ maintains a $7.5 million line of credit and three cash accounts for DF DeutscheForfait s.r.o., a Czech company (DF Sub), which purchases receivables from imports and exports in Central and Eastern Europe. DF Sub is a subsidiary of DF Deutsche Forfait AG, a German company (DF Parent). On February 6, 2014, DF Parent was added to the specially designated nationals and blocked persons (SDN List) of the Office of Foreign Assets Control (OFAC) pursuant to E.O. 13382. The accounts at GEMB CZ for DF Sub pre-date this designation. Following the designation, GEMB CZ terminated its relationship with DF Sub. We believe that the transactions with DF Sub were permissible and do not violate U.S. law.”
GE Money Bank, Czech Republic is not a subsidiary of, or operated by, the Company.
ITEM 1A. RISK FACTORS.
The following discussion of risk factors contains “forward-looking statements,” as discussed in “Item 1. Business”. These risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. The following information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A), and the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K Report.
Our businesses routinely encounter and address risks, some of which will cause our future results to be different - sometimes materially different - than we anticipate. Discussion about important operational risks that our businesses encounter can be found in the business descriptions in “Item 1. Business” and the MD&A section of this Form 10-K Report. Below, we describe certain important strategic, operational, financial, and legal and compliance risks. Our reactions to material future developments as well as our competitors’ reactions to those developments will affect our future results.

Risks Relating to Our Businesses
____________________________________________________________________________________________
Macroeconomic conditions could have a material adverse effect on our business, results of operations and financial condition.
Key macroeconomic conditions historically have affected our business, results of operations and financial condition and are likely to affect them in the future. Consumer confidence, unemployment and housing indicators are among the factors that often impact consumer spending behavior. Poor economic conditions reduce the usage of our credit cards and other financing products and the average purchase amount of transactions on our credit cards and through our other products, which, in each case, reduces our interest and fee income. We rely primarily on interest and fee income to generate our net earnings. Our interest and fee income was $12.2 billion and $11.3 billion for the years ended December 31, 2014 and 2013, respectively. Poor economic conditions also adversely affect the ability and willingness of customers to pay amounts owed to us, increasing delinquencies, bankruptcies, charge-offs and allowances for loan losses, and decreasing recoveries. For example, our over-30 day delinquency rate as a percentage of period-end loan receivables was 8.25% at December 31, 2009 during the financial crisis, compared to 4.14% at December 31, 2014, and our full-year net charge-off rate was 11.26% for the year ended December 31, 2009, compared to 4.51% for the year ended December 31, 2014. We believe the delinquency rate in our portfolio is at historically low levels and charge-off rates in our portfolio are back to pre-recession levels, and they both may increase and are likely to increase materially if economic conditions deteriorate.
While certain economic conditions in the United States have shown signs of improvement, economic growth has been slow and uneven as consumers continue to recover from previously high unemployment rates, lower housing values, concerns about the level of U.S. government debt and fiscal actions that may be taken to address this, as well as economic and political conditions in the global markets. A prolonged period of slow economic growth or a significant deterioration in economic conditions would likely affect consumer spending levels and the ability and willingness of customers to pay amounts owed to us, and could have a material adverse effect on our business, results of operations and financial condition.
Macroeconomic conditions may also cause net earnings to fluctuate and diverge from expectations of securities analysts and investors, who may have differing assumptions regarding the impact of these conditions on our business, and this may adversely impact our stock price.
Our results of operations and growth depend on our ability to retain existing partners and attract new partners.
Substantially all of our revenue is generated from the credit products we provide to customers of our partners pursuant to program agreements we enter into with our partners. As a result, our results of operations and growth depend on our ability to retain existing partners and attract new partners. Historically, there has been turnover in our partners, and we expect this will continue in the future. For example, five programs previously identified as among our 40 largest program agreements measured by platform revenue for the year ended December 31, 2013 have been sold or otherwise will not be extended beyond their contractual expiration dates in 2015. These five program agreements represented, in the aggregate, 3.0% of our total platform revenue for the year ended December 31, 2014 and 1.0% of our total loan receivables (including loan receivables held for sale) at December 31, 2014. In addition, we recently extended our program agreement with PayPal, one of our ten largest partners, until October 2016 and do not expect it to extend beyond that date.
Program agreements with our Retail Card partners and national and regional retailer and manufacturer Payment Solutions partners typically are for multi-year terms. These program agreements generally permit our partner to terminate the agreement prior to its scheduled termination date for various reasons, including, in some cases, if we fail to meet certain service levels or change certain key cardholder terms or our credit criteria, we fail to achieve certain targets with respect to approvals of new customers as a result of the credit criteria we use, we elect not to increase the program size when the outstanding loan receivables under the program reach certain thresholds or we are not adequately capitalized, or certain force majeure events or changes in our ownership occur or a material adverse change in our financial condition occurs. A few Payment Solutions programs with national and regional retailer and manufacturer partners also may be terminated at will by the partner on specified notice to us (e.g., several months). In addition, programs with manufacturers, buying groups and industry associations generally are made available to Payment Solutions partners such as individual retail outlets, dealers and merchants under dealer agreements, which typically may be terminated at will by the partner on short notice to us (e.g., 15 days).

There is significant competition for our existing partners, and our failure to retain our existing larger partner relationships upon the expiration or our earlier loss of a relationship upon the exercise of a partner’s early termination rights, or the expiration or termination of a substantial number of smaller partner relationships, could have a material adverse effect on our results of operations (including growth rates) and financial condition to the extent we do not acquire new partners of similar size and profitability or otherwise grow our business. The competition for new partners is also significant, and our failure to attract new partners could adversely affect our ability to grow.
A significant percentage of our platform revenue comes from relationships with a small number of Retail Card partners, and the loss of any of these Retail Card partners could adversely affect our business and results of operations.
Our ten largest partner relationships are with Retail Card partners and accounted for an aggregate of 59.8% of our total platform revenue for the year ended December 31, 2014. Our five largest programs (Gap, JCPenney, Lowe’s, Sam’s Club and Walmart) accounted in aggregate for 47.1% of our total platform revenue for the year ended December 31, 2014. Sam’s Club is a subsidiary of Walmart that is a separate contracting entity with its own program agreement with us. Our programs with JCPenney and Walmart each accounted for more than 10% of our total platform revenue over the same period. We expect to have significant concentration in our largest relationships for the foreseeable future.
The program agreements generally permit us or our partner to terminate the agreement prior to its scheduled termination date under various circumstances as described in the preceding risk factor. Some of our program agreements also provide that, upon expiration or termination, our partner may purchase or designate a third party to purchase the accounts and loans generated with respect to its program and all related customer data. The loss of any of our largest partners or a material reduction in the interest and fees we receive from their customers could have a material adverse effect on our results of operations and financial condition.
Our results depend, to a significant extent, on the active and effective promotion and support of our products by our partners.
Our partners generally accept most major credit cards and various other forms of payment, and therefore our success depends on their active and effective promotion of our products to their customers. We depend on our partners to integrate the use of our credit products into their store culture by training their sales associates about our products, having their sales associates encourage their customers to apply for, and use, our products and otherwise effectively marketing our products. In addition, although our Retail Card programs and our Payment Solutions programs with national and regional retailer partners typically are exclusive with respect to the credit products we offer at that partner, some Payment Solutions programs and most CareCredit provider relationships are not exclusive to us, and therefore a partner may choose to promote a competitor’s financing over ours, depending upon cost, availability or attractiveness to consumers or other factors. Typically we do not have, or utilize, any recourse against these non-exclusive partners when they do not sufficiently promote our products. Partners may also implement or fail to implement changes in their systems and technologies that may disrupt the integration between their systems and technologies and ours, which could disrupt the use of our products. The failure by our partners to effectively promote and support our products as well as changes they may make in their business models that negatively impact card usage could have a material adverse effect on our business and results of operations. In addition, if our partners engage in improper business practices, do not adhere to the terms of our program agreements or other contractual arrangements or standards, or otherwise diminish the value of our brand, we may suffer reputational damage and customers may be less likely to use our products, which could have a material adverse effect on our business and results of operations.

Our results are impacted, to a significant extent, by the financial performance of our partners.
Our ability to generate new loans and the interest and fees and other income associated with them is dependent upon sales of merchandise and services by our partners. The retail and healthcare industries in which our partners operate are intensely competitive. Our partners compete with retailers and department stores in their own geographic areas, as well as catalog and internet sales businesses. Our partners in the healthcare industry compete with other healthcare providers. Our partners’ sales may decrease or may not increase as we anticipate for various reasons, some of which are in the partners’ control and some of which are not. For example, partner sales may be adversely affected by macroeconomic conditions having a national, regional or more local effect on consumer spending, business conditions affecting a particular partner or industry, or catastrophes affecting broad or more discrete geographic areas. If our partners’ sales decline for any reason, it generally results in lower credit sales, and therefore lower loan volume and associated interest and fees and other income for us from their customers. In addition, if a partner closes some or all of its stores or becomes subject to a voluntary or involuntary bankruptcy proceeding (or if there is a perception that it may become subject to a bankruptcy proceeding), its customers who have used our financing products may have less incentive to pay their outstanding balances to us, which could result in higher charge-off rates than anticipated and our costs for servicing its customers’ accounts may increase. This risk is particularly acute with respect to our largest partners that account for a significant amount of our platform revenue. See “—A significant percentage of our platform revenue comes from relationships with a small number of Retail Card partners, and the loss of any of these Retail Card partners could adversely affect our business and results of operations.” Moreover, if the financial condition of a partner deteriorates significantly or a partner becomes subject to a bankruptcy proceeding, we may not be able to recover for customer returns, customer payments made in partner stores or other amounts due to us from the partner. A decrease in sales by our partners for any reason or a bankruptcy proceeding involving any of them could have a material adverse impact on our business and results of operations.
We will need additional financing, and our borrowing costs are higher following the IPO; adverse financial market conditions or our inability to effectively manage our funding and liquidity risk could have a material adverse effect on our funding, liquidity and ability to meet our obligations.
We need to effectively manage our funding and liquidity in order to meet our cash requirements such as day to day operating expenses, extensions of credit to our customers, payments of principal and interest on our borrowings and payments on our other obligations. Historically, our primary sources of funding and liquidity have been, and following the IPO continue to be, collections from our customers, deposits, funds from securitized financings and proceeds from unsecured borrowings. Prior to the IPO, our unsecured borrowings came from GECC and we believe our affiliation with GE made it easier and less expensive for us to obtain some of our funding from third parties. In the future, we do not expect to receive funding from GECC (other than transitional financing from the GECC Term Loan) and expect our borrowing costs from third parties will be higher than our historical costs from GECC. In addition, as a result of the IPO, it may be more difficult for us to securitize our loans because our credit ratings from the rating agencies are lower than GECC’s current credit ratings, which may cause investors, and the credit rating agencies, to view us as a weaker sponsor. To compensate, our recent issuances of asset-backed securities have required, and future issuances likely will require, additional credit enhancements and may require higher interest rates and, even then, the credit ratings on our asset-backed securities may be lower than they have been historically. In addition, to maintain the current credit ratings of certain of our existing asset-backed securities in light of the IPO, we have amended the documentation for those securities to require us to maintain additional collateral (in the form of additional loan receivables) for those securities. These factors and actions may increase the costs of securitizing our loans relative to our historical costs or otherwise adversely affect our financial flexibility.
If we do not have sufficient liquidity, we may not be able to meet our obligations, particularly during a liquidity stress event. If we maintain or are required to maintain too much liquidity, it could be costly and reduce our financial flexibility.

We will need additional financing in the future to refinance any existing debt (including the expected prepayment of part or substantially all of the outstanding debt under the GECC Term Loan in connection with our application to the Federal Reserve Board and the Separation) and finance growth of our business. The availability of additional financing will depend on a variety of factors such as financial market conditions generally, including the availability of credit to the financial services industry, consumers’ willingness to place money on deposit in the Bank, our performance and credit ratings and the performance of our securitized portfolios. Disruptions, uncertainty or volatility in the capital, credit or deposit markets, such as the uncertainty and volatility experienced in the capital and credit markets during the financial crisis and more recently arising from the sovereign debt crisis in Europe and other economic and political conditions in the global markets and concerning the level of U.S. government debt and fiscal measures that may be taken over the longer term to address these matters, may limit our ability to obtain additional financing or refinance maturing liabilities on desired terms (including funding costs) in a timely manner or at all. It may also be more difficult or costly for us to obtain funds following the Separation. As a result, we may be forced to delay obtaining funding or be forced to issue or raise funding on undesirable terms, which could significantly reduce our financial flexibility and cause us to contract or not grow our business, all of which could have a material adverse effect on our results of operations and financial conditions.
In addition, at December 31, 2014, we had an aggregate of $6.1 billion of undrawn committed capacity from private lenders under two of our existing securitization programs. Our ability to draw on such commitments is subject to the satisfaction of certain conditions, including the applicable securitization trust having sufficient collateral to support the asset-backed securities issuance and the absence of an early amortization event. Moreover, there are regulatory reforms that have recently been proposed or adopted in the United States and internationally that are intended to address certain issues that affected banks in the recent financial crisis. These reforms, generally referred to as “Basel III,” subject banks to more stringent capital, liquidity and leverage requirements. To the extent that the Basel III requirements result in increased costs to the banks providing undrawn committed capacity under our securitization programs, these costs are likely to be passed on to us. In addition, in response to Basel III, some banks in the market (including certain of the private lenders in our securitization programs) have added provisions to their credit agreements permitting them to delay disbursement of funding requests for 30 days or more. If our bank lenders require delayed disbursements of funding and/or higher pricing for committing undrawn capacity to us, our cost of funding and access to liquidity could be adversely affected.
While financial market conditions have generally stabilized and improved since the financial crisis, there can be no assurance that significant disruptions, uncertainties and volatility will not occur in the future. If we are unable to continue to finance our business, access capital markets and attract deposits on favorable terms and in a timely manner, or if we experience an increase in our borrowing costs or otherwise fail to manage our liquidity effectively, our results of operations and financial condition may be materially adversely affected.

A reduction in our credit ratings could materially increase the cost of our funding from, and restrict our access to, the capital markets.
Our senior unsecured debt currently is rated BBB- (stable outlook) by Fitch Ratings, Inc. (“Fitch”) and BBB- (stable outlook) by Standard & Poor’s (“S&P”). Although we have not requested that Moody’s Investor Services, Inc. (“Moody’s”) provide a rating for our senior unsecured debt, we believe that if Moody’s were to issue a rating on our unsecured debt, its rating would be lower than the comparable ratings issued by Fitch and S&P. The ratings for our unsecured debt are based on a number of factors, including our financial strength, as well as factors that may not be within our control, such as macroeconomic conditions and the rating agencies’ perception of the industries in which we operate and the products we offer. As a result of the IPO, our unsecured debt credit rating from the rating agencies is lower than GECC’s current unsecured debt credit rating. The ratings of our asset-backed securities are, and will continue to be, based on a number of factors, including the quality of the underlying loans and the credit enhancement structure with respect to each series of asset-backed securities, as well as the credit rating of GECC as the servicer of our publicly registered securitization trust and our credit rating as sponsor. These ratings also reflect the various methodologies and assumptions used by the rating agencies, which are subject to change and could adversely affect our ratings. The rating agencies regularly evaluate our credit ratings and those of GECC, as well as the credit ratings of our asset-backed securities. We expect GECC will resign and assign its servicing obligations for our publicly registered securitization trust to us, and we have amended the program documents for this trust to enable that assignment. We expect the GECC resignation and assignment will occur on the earlier of: (i) the date all asset-backed securities outstanding at the effective time of the amendment have been redeemed or paid in full (which is expected to occur no later than 2019) and (ii) when the holders of such securities have consented to an assignment of such servicing obligations to us (the “Expected GECC Servicer Assignment Date”). There can be no assurance that we will be able to maintain our unsecured debt or asset-backed securities credit ratings or that any of our credit ratings will not be lowered or withdrawn in the future, including as GE decreases its ownership in us or when GECC is no longer the servicer. We also cannot be sure that GECC’s credit ratings will not be lowered or what impact any such action would have on our credit ratings as well as those of our asset-backed securities. A downgrade in our unsecured debt or asset-backed securities credit ratings (or investor concerns that a downgrade may occur) could materially increase the cost of our funding from, and restrict our access to, the capital markets.
If the ratings on our asset-backed securities are reduced, put on negative watch or withdrawn as a result of the IPO, the Separation, the GE SLHC Deregistration or otherwise, it may have an adverse effect on the liquidity or the market price of our asset-backed securities and on the cost of or our ability to continue using securitized financings to the extent anticipated.
Our inability to securitize our loans would have a material adverse effect on our business, liquidity, cost of funds and financial condition.
We use the securitization of loans, which involves the transfer of loans to a trust and the issuance by the trust of asset-backed securities to third-party investors, as a significant source of funding. Our average level of securitized financings from third parties was $14.8 billion and $16.2 billion for the years ended December 31, 2014 and 2013, respectively. For a discussion of our securitization activities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funding, Liquidity and Capital Resources—Funding Sources—Securitized Financings” and Note 6. Variable Interest Entities to our consolidated and combined financial statements.
Although the securitization market for credit cards has been re-established since the financial crisis that began in 2008, there can be no assurance that the market will not experience future disruptions. The extent to which we will securitize our loans in the future will depend in part upon the conditions in the securities markets in general and the credit card asset-backed securities market in particular, the overall credit quality of our loans and the conformity of the loans and our securitization program to rating agency requirements, the costs of securitizing our loans, and the legal, regulatory, accounting and tax requirements governing securitization transactions. In the event we are unable to refinance existing asset-backed securities from our publicly registered securitization trust with new securities from the same trust, there are structural and regulatory constraints on our ability to refinance these asset-backed securities with Bank deposits or other funding at the Bank, and therefore we would be required to rely on sources outside of the Bank, which may not be available or may be available only at higher cost. A prolonged inability to securitize our loans on favorable terms, or at all, or to refinance our asset-backed securities would have a material adverse effect on our business, liquidity, cost of funds and financial condition.

The occurrence of an early amortization of our securitization facilities would have a material adverse effect on our liquidity and cost of funds.
Our liquidity would be materially adversely affected by the occurrence of events resulting in the early amortization of our existing securitized financings. During an early amortization period, principal collections from the loans in our asset-backed securitization trusts would be applied to repay principal of the asset-backed securities rather than being available on a revolving basis to fund purchases of newly originated loans. This would negatively impact our liquidity, including our ability to originate new loans under existing accounts, and require us to rely on alternative funding sources, which might increase our funding costs or might not be available when needed.
Our loss of the right to service or subservice our securitized loans would have a material adverse effect on our liquidity and cost of funds.
GECC currently acts as servicer with respect to our publicly registered securitization trust and its related series of asset-backed securities, and the Bank acts as servicer with respect to our other two securitization trusts. If GECC or the Bank, as applicable, defaults in its servicing obligations, an early amortization event could occur with respect to the relevant asset-backed securities and/or GECC or the Bank, as applicable, could be replaced as servicer. Servicer defaults include, for example, the failure of the servicer to make any payment, transfer or deposit in accordance with the securitization documents, a breach of representations, warranties or agreements made by the servicer under the securitization documents, the delegation of the servicer’s duties contrary to the securitization documents and the occurrence of certain insolvency events with respect to the servicer. Such an amortization event would have the adverse consequences discussed in the immediately preceding risk factor.
We expect GECC will resign and assign its servicing obligations for our publicly registered securitization trust to us on or shortly after the Expected GECC Servicer Assignment Date and until that time, our ability to service the public securitization trust’s assets pursuant to the sub-servicing arrangement with GECC will be dependent on GECC not being terminated as servicer for a servicer default or resigning in accordance with the requirements specified in the trust’s program documents, as well as us not being terminated for a default under our sub-servicing arrangement with GECC. If GECC defaults or resigns (or if we default under our sub-servicing arrangement), a third party could be appointed servicer with respect to our publicly registered securitization trust, particularly if neither we nor the Bank have the required ratings to serve as successor servicer. Similarly, if we default in our servicing obligations with respect to either of our other two securitization trusts, a third party could be appointed as servicer of the related trust. If a third-party servicer is appointed, there is no assurance that the third-party will engage us as sub-servicer, in which event we would no longer be able to control the manner in which the related trust’s assets are serviced, and the failure of a third party to appropriately service such assets could lead to an early amortization event in the affected securitization trust, which would have the adverse consequences discussed in the immediately preceding risk factor.
Lower payment rates on our securitized loans could materially adversely affect our liquidity and financial condition.
Certain collections from our securitized loans come back to us through our subsidiaries, and we use these collections to fund our purchase of newly originated loans to collateralize our securitized financings. If payment rates on our securitized loans are lower than they have historically been, fewer collections will be remitted to us on an ongoing basis. Further, certain series of our asset-backed securities include a requirement that we accumulate principal collections in a restricted account for a specified number of months prior to the applicable security’s maturity date. We are required under the program documents to lengthen this accumulation period to the extent we expect the payment rates to be low enough that the current length of the accumulation period is inadequate to fully fund the restricted account by the applicable security’s maturity date. Lower payment rates, and in particular, payment rates that are low enough that we are required to lengthen our accumulation periods, could materially adversely affect our liquidity and financial condition.

Our inability to grow our deposits in the future could materially adversely affect our liquidity and ability to grow our business.
We obtain deposits directly from retail and commercial customers or through brokerage firms that offer our deposit products to their customers. At December 31, 2014, we had $19.7 billion in direct deposits (which includes deposits from banks and financial institutions) and $15.3 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger who channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to significantly expand our direct deposits. Although we expect to reduce the proportion of our funding provided by brokered deposits in connection with our application to the Federal Reserve Board, we also intend to continue to rely on brokered deposits as a source of funding.
The deposit business is highly competitive, with intense competition in attracting and retaining deposits. We compete on the basis of the rates we pay on deposits, features and benefits of our products, the quality of our customer service and the competitiveness of our digital banking capabilities. Our ability to originate and maintain retail deposits is also highly dependent on the strength of the Bank and the perceptions of consumers and others of our business practices and our financial health. Adverse perceptions regarding our reputation could lead to difficulties in attracting and retaining deposits accounts. Negative public opinion could result from actual or alleged conduct in a number of areas, including lending practices, regulatory compliance, inadequate protection of customer information or sales and marketing activities, and from actions taken by regulators or others in response to such conduct. In addition, our ability to originate and maintain deposits could be adversely affected by the loss of our association with GE’s brand and reputation as a result of the Separation.
The demand for the deposit products we offer may also be reduced due to a variety of factors, such as demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, regulatory actions that decrease customer access to particular products or the availability of competing products. Competition from other financial services firms and others that use deposit funding products may affect deposit renewal rates, costs or availability. Changes we make to the rates offered on our deposit products may affect our profitability and liquidity.
The FDIA prohibits an insured bank from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is “well capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. A bank that is “adequately capitalized” and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions under the FDIA on a bank that is “well capitalized” and at December 31, 2014, the Bank met or exceeded all applicable requirements to be deemed “well capitalized” for purposes of the FDIA. However, there can be no assurance that the Bank will continue to meet those requirements. Limitations on the Bank’s ability to accept brokered deposits for any reason (including regulatory limitations on the amount of brokered deposits in total or as a percentage of total assets) in the future could materially adversely impact our funding costs and liquidity. Any limitation on the interest rates the Bank can pay on deposits could competitively disadvantage us in attracting and retaining deposits and have a material adverse effect on our business.
Changes in market interest rates could have a material adverse effect on our net earnings, funding and liquidity.
Changes in market interest rates cause our net interest income and our interest expense to increase or decrease, as certain of our assets and liabilities carry interest rates that fluctuate with market benchmarks. At December 31, 2014, 56.8% of our loan receivables bore a fixed interest rate to the customer, and we generally fund these assets with fixed rate certificates of deposit, securitized financing and unsecured debt. At December 31, 2014, 43.2% of our loan receivables bore a floating interest rate to the customer, and we generally fund these assets with floating rate deposits, asset-backed securities and unsecured debt. The interest rate benchmark for our floating rate assets is the prime rate, and the interest rate benchmark for our floating rate liabilities is generally either the London Interbank Offered Rate (“LIBOR”) or the federal funds rate. The prime rate and LIBOR or the federal funds rate could reset at different times or could diverge, leading to mismatches in the interest rates on our floating rate assets and floating rate liabilities. To the extent we are unable to effectively match the interest rates on our assets and liabilities (including, in the future, potentially through the use of derivatives), our net earnings could be materially adversely affected.

Competitive and regulatory factors may limit our ability to raise interest rates, fixed or floating, on our loans. In addition, some of our program agreements limit the rate of interest we can charge to customers under those agreements. If interest rates were to rise materially over a sustained period of time, and we are unable to sufficiently raise our interest rates in a timely manner, or at all, our net interest margin could be adversely impacted, which could have a material adverse effect on our net earnings.
Interest rates may also adversely impact our customers’ spending levels and ability and willingness to pay amounts owed to us. Our floating rate credit products bear interest rates that fluctuate with the prime rate. Higher interest rates often lead to higher payment obligations by customers to us and other lenders under mortgage, credit card and other consumer loans, which may reduce our customers’ ability to remain current on their obligations to us and therefore lead to increased delinquencies, bankruptcies, charge-offs and allowances for loan losses, and decreasing recoveries, all of which could have a material adverse effect on our net earnings.
Changes in interest rates and competitor responses to these changes may also impact customer decisions to maintain deposits with us, and reductions in deposits could materially adversely affect our funding costs and liquidity.
We assess our interest rate risk by estimating the effect on our net earnings of various scenarios that differ based on assumptions about the direction and the magnitude of interest rate changes. We take risk mitigation actions based on those assessments. Changes in interest rates could materially reduce our net interest income and our net earnings, and could also increase our funding costs and reduce our liquidity, especially if actual conditions turn out to be materially different from those we assumed. For a discussion of interest rate risk sensitivities, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.”
Our risk management processes and procedures may not be effective in mitigating our risks.
Our risk management processes and procedures seek to appropriately balance risk and return and mitigate risks. We have established processes and procedures intended to identify, measure, monitor and control the types of risk to which we are subject, including credit risk, market risk, liquidity risk, strategic risk and operational risk. Credit risk is the risk of loss that arises when an obligor fails to meet the terms of an obligation. We are exposed to both consumer credit risk, from our customer loans, and institutional credit risk, principally from our partners. Market risk is the risk of loss due to changes in external market factors such as interest rates. Liquidity risk is the risk that financial condition or overall safety and soundness are adversely affected by an inability, or perceived inability, to meet obligations and support business growth. Strategic risk is the risk from changes in the business environment, improper implementation of decisions or inadequate responsiveness to changes in the business environment. Operational risk is the risk of loss arising from inadequate or failed processes, people or systems, external events (i.e., natural disasters) or compliance, reputational or legal matters and includes those risks as they relate directly to our Company as well as to third parties with whom we contract or otherwise do business. See “Item 1. Business—Credit Risk Management” and “Risk Management” for additional information on the types of risks affecting our business.
We seek to monitor and control our risk exposure through a framework that includes our risk appetite statement, enterprise risk assessment process, risk policies, procedures and controls, reporting requirements, credit risk culture and governance structure. Management of our risks in some cases depends upon the use of analytical and/or forecasting models. If the models that we use to manage these risks are ineffective at predicting future losses or are otherwise inadequate, we may incur unexpected losses or otherwise be adversely affected. In addition, the information we use in managing our credit and other risk may be inaccurate or incomplete as a result of error or fraud, both of which may be difficult to detect and avoid. There may also be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated including when processes are changed or new products and services are introduced. If our risk management framework does not effectively identify and control our risks, we could suffer unexpected losses or be adversely affected, and that could have a material adverse effect on our business, results of operations and financial condition.

We rely extensively on models in managing many aspects of our business, and if they are not accurate or are misinterpreted, it could have a material adverse effect on our business and results of operations.
We rely extensively on models in managing many aspects of our business, including liquidity and capital planning (including stress testing), customer selection, credit and other risk management, pricing, reserving and collections management. The models may prove in practice to be less predictive than we expect for a variety of reasons, including as a result of errors in constructing, interpreting or using the models or the use of inaccurate assumptions (including failures to update assumptions appropriately or in a timely manner). Our assumptions may be inaccurate for many reasons including that they often involve matters that are inherently difficult to predict and beyond our control (e.g., macroeconomic conditions and their impact on partner and customer behaviors) and they often involve complex interactions between a number of dependent and independent variables, factors and other assumptions. The errors or inaccuracies in our models may be material, and could lead us to make wrong or sub-optimal decisions in managing our business, and this could have a material adverse effect on our business, results of operations and financial condition.
Our business depends on our ability to successfully manage our credit risk, and failing to do so may result in high charge-off rates.
Our success depends on our ability to manage our credit risk while attracting new customers with profitable usage patterns. We select our customers, manage their accounts and establish terms and credit limits using proprietary scoring models and other analytical techniques that are designed to set terms and credit limits to appropriately compensate us for the credit risk we accept, while encouraging customers to use their available credit. The models and approaches we use to manage our credit risk may not accurately predict future charge-offs for various reasons discussed in the preceding risk factor.
Our ability to manage credit risk and avoid high charge-off rates also may be adversely affected by economic conditions that may be difficult to predict, such as the recent financial crisis. Although delinquencies and charge-offs continued to decline through 2014, they both may increase in the future and are likely to increase materially if economic conditions deteriorate. We remain subject to conditions in the consumer credit environment. There can be no assurance that our credit underwriting and risk management strategies will enable us to avoid high charge-off levels or delinquencies, or that our allowance for loan losses will be sufficient to cover actual losses.
A customer’s ability to repay us can be negatively impacted by increases in their payment obligations to other lenders under mortgage, credit card and other loans (including student loans). These changes can result from increases in base lending rates or structured increases in payment obligations, and could reduce the ability of our customers to meet their payment obligations to other lenders and to us. In addition, a customer’s ability to repay us can be negatively impacted by the restricted availability of credit to consumers generally, including reduced and closed lines of credit. Customers with insufficient cash flow to fund daily living expenses and lack of access to other sources of credit may be more likely to increase their card usage and ultimately default on their payment obligations to us, resulting in higher credit losses in our portfolio. Our collection operations may not compete effectively to secure more of customers’ diminished cash flow than our competitors. In addition, we may not identify customers who are likely to default on their payment obligations to us and reduce our exposure by closing credit lines and restricting authorizations quickly enough, which could have a material adverse effect on our business, results of operations and financial condition. At December 31, 2014, 27.8% of our portfolio’s loan receivables (including loan receivables held for sale) were from consumers with a FICO score of 660 or less, who typically have higher delinquency and credits losses than consumers with higher FICO scores.
Our ability to manage credit risk also may be adversely affected by legal or regulatory changes (such as bankruptcy laws and minimum payment regulations) and collection regulations, competitors’ actions and consumer behavior, as well as inadequate collections staffing, techniques, models and performance of vendors such as collection agencies.

Our allowance for loan losses may prove to be insufficient to cover losses on our loans.
We maintain an allowance for loan losses (a reserve established through a provision for losses charged to expense) that we believe is appropriate to provide for incurred losses in our loan portfolio. In addition, for portfolios we may acquire when we enter into new partner program agreements, any deterioration in the performance of the purchased portfolios after acquisition results in incremental loss reserves. Growth in our loan portfolio generally would lead to an increase in the allowance for loan losses.
The process for establishing an allowance for loan losses is critical to our results of operations and financial condition, and requires complex models and judgments, including forecasts of economic conditions. Changes in economic conditions affecting borrowers, new information regarding our loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. We may underestimate our incurred losses and fail to maintain an allowance for loan losses sufficient to account for these losses. In cases where we modify a loan, if the modified loans do not perform as anticipated, we may be required to establish additional allowances on these loans.
We periodically review and update our methodology, models and the underlying assumptions, estimates and assessments we use to establish our allowance for loan losses to reflect our view of current conditions. Moreover, our regulators, as part of their supervisory function, periodically review the methodology, models and the underlying assumptions, estimates and assessments we use for calculating, and the adequacy of, our allowance for loan losses. Our regulators, based on their judgment, may conclude that we should modify our methodology, models or the underlying assumptions, estimates and assessments, increase our allowance for loan losses and/or recognize further losses. During 2012 and 2013, we enhanced our allowance for loan losses methodology. This enhancement resulted in a more granular portfolio segmentation analysis, by loss type, included a qualitative assessment of the adequacy of the portfolio’s allowance for loan losses, which compared the allowance for losses to projected net charge-offs over the next 12 months, in a manner consistent with regulatory guidance, and was designed to provide a better estimate of the date of a probable loss event and length of time required for a probable loss event to result in a charge-off. As a result, we recognized incremental provisions of $343 million and $642 million in 2012 and 2013, respectively. We continue to review and evaluate our methodology, models and the underlying assumptions, estimates and assessments we use and we will implement further enhancements or changes to them, as needed. We cannot assure you that our loan loss reserves will be sufficient to cover actual losses. Future increases in the allowance for loan losses or recognized losses (as a result of any review, update, regulatory guidance or otherwise) will result in a decrease in net earnings and capital and could have a material adverse effect on our business, results of operations and financial condition.
If assumptions or estimates we use in preparing our financial statements are incorrect or are required to change, our reported results of operations and financial condition may be adversely affected.
We are required to make various assumptions and estimates in preparing our financial statements under GAAP, including for purposes of determining allowances for loan losses, asset impairment, reserves related to litigation and other legal matters, valuation of income and other taxes and regulatory exposures and the amounts recorded for certain contractual payments to be paid to or received from partners and others under contractual arrangements. In addition, significant assumptions and estimates are involved in determining certain disclosures required under GAAP, including those involving the fair value of our financial instruments. If the assumptions or estimates underlying our financial statements are incorrect, the actual amounts realized on transactions and balances subject to those estimates will be different, and this could have a material adverse effect on our results of operations and financial condition.
In addition, the Financial Accounting Standards Board (“FASB”) is currently reviewing or proposing changes to several financial accounting and reporting standards that govern key aspects of our financial statements, including the proposed standard on accounting for credit losses and other areas where assumptions or estimates are required. As a result of changes to financial accounting or reporting standards, whether promulgated or required by the FASB or other regulators, we could be required to change certain of the assumptions or estimates we previously used in preparing our financial statements, which could materially impact how we record and report our results of operations and financial condition generally. For additional information on the key areas for which assumptions and estimates are used in preparing our financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” and Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our consolidated and combined financial statements.

We may not be able to offset increases in our costs with decreased payments under our retailer share arrangements, which could reduce our profitability.
Most of our Retail Card program agreements and certain other program agreements contain retailer share arrangements that provide for payments to our partners if the economic performance of the relevant program exceeds a contractually defined threshold. Although the share arrangements vary by partner, these arrangements are generally structured to measure the economic performance of the program, based typically on agreed upon program revenues (including interest income and certain other income) less agreed upon program expenses (including interest expense, provision for loan losses, retailer payments and operating expenses), and share portions of this amount above a negotiated threshold. These arrangements are typically designed to permit us to achieve an economic return before we are required to make payments to our partners based on the agreed contractually defined threshold. However, because the threshold and the economic performance of a program that are used to calculate payments to our partners may be based on, among other things, agreed upon measures of program expenses rather than our actual expenses, we may not be able to pass on increases in our actual expenses (such as funding costs or operating expenses) in the form of reduced payments under our retailer share arrangements, and our economic return on a program could be adversely affected.
Competition in the consumer finance industry is intense.
The success of our business depends on our ability to retain existing partners and attract new partners. The competition for partners is intense and becoming more competitive. Our primary competitors for partners include major financial institutions, such as Alliance Data, American Express, Capital One, Chase, Citibank, TD Bank and Wells Fargo, and to a lesser extent, potential partners’ own in-house financing capabilities. Some of our competitors are substantially larger, have substantially greater resources and may offer a broader range of products and services. We compete for partners on the basis of a number of factors, including program financial and other terms, underwriting standards, marketing expertise, service levels, product and service offerings (including incentive and loyalty programs), technological capabilities and integration, brand and reputation. In addition, some of our competitors for partners have a business model that allows for their partners to manage underwriting (e.g., new account approval), customer service and collections, and other core banking responsibilities that we retain but some partners may prefer to handle. As a result of competition, we may be unable to acquire new partners, lose existing relationships to competing companies or find it more costly to maintain our existing relationships.
Our success also depends on our ability to attract and retain customers and generate usage of our products by them. The consumer credit and payments industry is highly competitive and we face an increasingly dynamic industry as emerging technologies enter the marketplace. As a form of payment, our products compete with cash, checks, debit cards, general purpose credit cards (including Visa and MasterCard, American Express and Discover Card), other private-label card brands and, to a certain extent, prepaid cards. We also compete with non-traditional providers such as PayPal. In the future, we expect our products may face increased competition from new emerging payment technologies, such as Apple Pay, Google Wallet, Softcard and Square, as well as consortia of merchants that are expected to combine payment systems to reduce interchange and other costs (e.g., CurrentC), to the extent that our products are not accepted in, or compatible with, such technologies. We may also face increased competition from current competitors or others who introduce or embrace disruptive technology that significantly changes the consumer credit and payment industry. We compete for customers and their usage of our products, and to minimize transfers to competitors of our customers’ outstanding balances, based on a number of factors, including pricing (interest rates and fees), product offerings, credit limits, incentives (including loyalty programs) and customer service. Although we offer a variety of consumer credit products, some of our competitors provide a broader selection of services, including home and automobile loans, debit cards and bank branch ATM access, which may position them better among customers who prefer to use a single financial institution to meet all of their financial needs. Some of our competitors are substantially larger than we are, which may give those competitors advantages, including a more diversified product and customer base, the ability to reach out to more customers and potential customers, operational efficiencies, more versatile technology platforms, broad-based local distribution capabilities and lower-cost funding. In addition, some of our competitors, including new and emerging competitors in the digital and mobile payments space, are not subject to the same regulatory requirements or legislative scrutiny to which we are subject, which also could place us at a competitive disadvantage. Customer attrition from any or all of our credit products or any lowering of the pricing of our products by reducing interest rates or fees in order to retain customers could reduce our revenues and therefore our earnings.

In our retail deposits business, we have acquisition and servicing capabilities similar to other direct banking competitors. We compete for deposits with traditional banks and, in seeking to grow our direct banking business, we compete with other banks that have direct banking models similar to ours, such as Ally Financial, American Express, Capital One 360 (ING), Discover, Nationwide, Sallie Mae and USAA. Competition among direct banks is intense because online banking provides customers the ability to rapidly deposit and withdraw funds and open and close accounts in favor of products and services offered by competitors.
If we are unable to compete effectively for partners, customer usage or deposits, our business and results of operations could be materially adversely affected.
Our business is heavily concentrated in U.S. consumer credit, and therefore our results are more susceptible to fluctuations in that market than a more diversified company.
Our business is heavily concentrated in U.S. consumer credit. As a result, we are more susceptible to fluctuations and risks particular to U.S. consumer credit than a more diversified company. For example, our business is particularly sensitive to macroeconomic conditions that affect the U.S. economy, consumer spending and consumer credit. We are also more susceptible to the risks of increased regulations and legal and other regulatory actions that are targeted at consumer credit or the specific consumer credit products that we offer (including promotional financing). Due to our CareCredit platform, we are also more susceptible to increased regulations and legal and other regulatory actions targeted at elective healthcare related procedures or services, in contrast to other industries. Our business concentration could have an adverse effect on our results of operations.
We may be unable to successfully develop and commercialize new or enhanced products and services.
Our industry is subject to rapid and significant changes in technologies, products and services. A key part of our financial success depends on our ability to develop and commercialize new products and services or enhancements to existing products and services, including with respect to loyalty programs, mobile and point of sale technologies, and new Synchrony-branded bank deposit and credit products. Realizing the benefits of those products and services is uncertain. We may not assign the appropriate level of resources, priority or expertise to the development and commercialization of these new products, services or enhancements. Our ability to develop, acquire or commercialize competitive technologies, products or services on acceptable terms or at all may be limited by intellectual property rights that third parties, including competitors and potential competitors, may assert. In addition, success is dependent on factors such as partner and customer acceptance, adoption and usage, competition, the effectiveness of marketing programs, the availability of appropriate technologies and business processes and regulatory approvals. Success of a new product, service or enhancement also may depend upon our ability to deliver it on a large scale, which may require a significant investment.
We also may select, utilize and invest in technologies, products and services that ultimately do not achieve widespread adoption and therefore are not as attractive or useful to our partners, customers and service partners as we anticipate, or partners may not recognize the value of our new products and services or believe they justify any potential costs or disruptions associated with implementing them. In addition, because our products and services typically are marketed through our partners, if our partners are unwilling or unable to effectively implement our new technologies, products, services or enhancements, we may be unable to grow our business. Competitors may also develop or adopt technologies or introduce innovations that change the markets we operate in and make our products less competitive and attractive to our partners and customers.
In any event, we may not realize the benefit of new technologies, products, services or enhancements for many years or competitors may introduce more compelling products, services or enhancements. Our failure to successfully develop and commercialize new or enhanced products, services or enhancements could have a material adverse effect on our business and results of operations.
We may not realize the value of strategic investments that we pursue and such investments could divert resources or introduce unforeseen risks to our business.
We may execute strategic acquisitions or partnerships or make other strategic investments in businesses, products, technologies or platforms to enhance or grow our business. These strategic investments may introduce new costs or liabilities which could impact our ability to grow or maintain acceptable performance.

We may be unable to integrate systems, personnel or technologies from our strategic investments. These strategic investments may also present unforeseen legal, regulatory or other challenges that we may not be able to manage effectively. The planning and integration of an acquisition, partnership or investment may shift employee time and other resources which could impair our ability to focus on our core business.
Strategic investments may not perform as expected due to lack of acceptance by partners, customers or employees, higher than forecasted costs, lengthy transition periods, synergies or savings not being realized and a variety of other factors. This may result in a delay or unrealized benefit, or in some cases, increased costs or other unforeseen risks to our business.
Reductions in interchange fees may reduce the competitive advantages our private label credit card products currently have by virtue of not charging interchange fees and would reduce our income from those fees.
Interchange is a fee merchants pay to the interchange network in exchange for the use of the network’s infrastructure and payment facilitation, and which are paid to credit card issuers to compensate them for the risk they bear in lending money to customers. We earn interchange fees on Dual Card transactions but we do not charge or earn interchange fees from our partners or customers on our private label credit card products.
Merchants, trying to decrease their operating expenses, have sought to, and have had some success at, lowering interchange rates. Several recent events and actions indicate a continuing increase in focus on interchange by both regulators and merchants. Beyond pursuing litigation, legislation and regulation, merchants are also pursuing alternate payment platforms as a means to lower payment processing costs. To the extent interchange fees are reduced, one of our current competitive advantages with our partners—that we typically do not charge interchange fees when our private label credit card products are used to purchase our partners’ goods and services—may be reduced. Moreover, to the extent interchange fees are reduced, our income from those fees will be lower. We received approximately $389 million and $324 million of interchange fees for the years ended December 31, 2014 and 2013, respectively. As a result, a reduction in interchange fees could have a material adverse effect on our business and results of operations. In addition, for our Dual Cards, we are subject to the operating regulations and procedures set forth by the interchange network, and our failure to comply with these operating regulations, which may change from time to time, could subject us to various penalties or fees, or the termination of our license to use the interchange network, all of which could have a material adverse effect on our business and results of operations.
Fraudulent activity associated with our products and services could negatively impact our operating results, brand and reputation and cause the use of our products and services to decrease and our fraud losses to increase.
We are subject to the risk of fraudulent activity associated with partners, customers and third parties handling customer information. Our fraud-related losses have increased significantly in recent years and were $154 million, $134 million and $132 million for the years ended December 31, 2014, 2013 and 2012, respectively. Our fraud-related losses are due primarily to our Dual Card product, which has grown in recent years and, like the overall market for general purpose credit cards, has experienced significant counterfeit and mail/phone fraud (including as a result of well-publicized security breaches at retailers unrelated to us). Our private label credit card product is also susceptible to application fraud, because among other things, we provide immediate access to the credit line at the time of approval. In addition, sales on the internet and through mobile channels are becoming a larger part of our business and fraudulent activity is higher as a percentage of sales in those channels than in stores. Dual Cards and private label credit cards are susceptible to different types of fraud, and, depending on our product channel mix (including as a result of the introduction, if any, of a Synchrony-branded general purpose credit card), we may continue to experience variations in, or levels of, fraud-related expense that are different from or higher than that experienced by some of our competitors or the industry generally.

The risk of fraud continues to increase for the financial services industry in general, and credit card fraud, identity theft and related crimes are likely to continue to be prevalent, and perpetrators are growing more sophisticated. Our resources, technologies and fraud prevention tools may be insufficient to accurately detect and prevent fraud. For example, credit cards with EMV chip technology (such as “EMV” chips) provide additional security against fraudulent activity and have been widely adopted in Europe and Asia, but merchants in the United States have been slower to adopt the technology. As a result, although we are in the process of rolling out this technology with several of our partners, our credit cards continue to use the traditional magnetic stripes for card processing and therefore do not benefit from the embedded security chip feature, and our adoption of this technology would still require wider acceptance by merchants to reduce our risk. The level of our fraud charge-offs and results of operations could be materially adversely affected if fraudulent activity were to significantly increase. High profile fraudulent activity also could negatively impact our brand and reputation, which could negatively impact the use of our cards and thereby have a material adverse effect on our results of operations. In addition, significant increases in fraudulent activity could lead to regulatory intervention (such as increased customer notification requirements and mandatory issuance of cards with EMV chips), which could increase our costs and also negatively impact our operating results, brand and reputation and could lead us to take steps to reduce fraud risk, which could increase our costs.
Cyber-attacks or other security breaches could have a material adverse effect on our business.
In the normal course of business, we collect, process and retain sensitive and confidential information regarding our partners and our customers. We also have arrangements in place with our partners and other third parties through which we share and receive information about their customers who are or may become our customers. Although we devote significant resources and management focus to ensuring the integrity of our systems through information security and business continuity programs, our facilities and systems, and those of our partners and third-party service providers, are vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, or other similar events. We and our partners and third-party service providers have experienced all of these events in the past and expect to continue to experience them in the future. These events could interrupt our business or operations, result in significant legal and financial exposure, supervisory liability, damage to our reputation or a loss of confidence in the security of our systems, products and services. Although the impact to date from these events has not had a material adverse effect on us, we cannot be sure this will be the case in the future.
Information security risks for large financial institutions like us have increased recently in part because of new technologies, the use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions that are designed to disrupt key business services, such as consumer-facing web sites. The Separation and our emergence as a separately branded company could increase our profile and therefore our risk of being targeted for cyber-attacks and other security breaches, including attacks targeting our key business services and websites. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. We employ detection and response mechanisms designed to contain and mitigate security incidents, but early detection may be thwarted by sophisticated attacks and malware designed to avoid detection.
We also face risks related to cyber-attacks and other security breaches in connection with credit card transactions that typically involve the transmission of sensitive information regarding our customers through various third-parties, including our partners, retailers that are not our partners where our Dual Cards are used, merchant acquiring banks, payment processors, card networks (e.g., Visa and MasterCard) and our processors (e.g., First Data). Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third-parties and environments such as the point of sale that we do not control or secure, future security breaches or cyber-attacks affecting any of these third-parties could impact us through no fault of our own, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them. We also rely on numerous other third-party service providers, such as FIS, to conduct other aspects of our business operations and face similar risks relating to them. While we regularly conduct security assessments of significant third-party service providers, we cannot be sure that their information security protocols are sufficient to withstand a cyber-attack or other security breach.

The access by unauthorized persons to, or the improper disclosure by us of, confidential information regarding our customers or our own proprietary information, software, methodologies and business secrets could interrupt our business or operations, result in significant legal and financial exposure, supervisory liability, damage to our reputation or a loss of confidence in the security of our systems, products and services, all of which could have a material adverse impact on our business, financial condition and results of operations. In addition, recently there have been a number of well-publicized attacks or breaches directed at others in our industry that have heightened concern by consumers generally about the security of using credit cards, which have caused some consumers, including our customers, to use our credit cards less in favor of alternative methods of payment and has led to increased regulatory focus on, and potentially new regulations relating to, these matters. Further cyber-attacks or other breaches in the future, whether affecting us or others, could intensify consumer concern and regulatory focus and result in reduced use of our cards and increased costs, all of which could have a material adverse effect on our business.
The failure of third parties to provide various services that are important to our operations could have a material adverse effect on our business.
Some services important to our business are outsourced to third-party vendors. For example, our credit card transaction processing, production and related services (including the printing and mailing of customer statements) are handled by First Data, and the technology platform for our online retail deposits is managed by FIS. First Data and FIS and, in some cases other third-party vendors, are the sole source or one of a limited number of sources of the services they provide for us. It would be difficult and disruptive for us to replace some of our third-party vendors, particularly First Data and FIS, in a timely manner if they were unwilling or unable to provide us with these services in the future (as a result of their financial or business conditions or otherwise), and our business and operations likely would be materially adversely affected. First Data has publicly disclosed that it is highly leveraged and that it has incurred net losses of $457.8 million, $869.1 million and $700.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. Our principal agreements with First Data expire under their existing terms (assuming we exercise our unilateral extension rights but the agreements are not otherwise renewed or extended by mutual agreement of the parties) at various times between 2016 and 2020. Our principal agreement with FIS expires under its existing terms (assuming we exercise our unilateral extension rights but the agreements are not otherwise renewed or extended by mutual agreement of the parties) in 2020. In addition, if a third-party provider fails to provide the services we require, fails to meet contractual requirements, such as compliance with applicable laws and regulations, or suffers a cyber-attack or other security breach, our business could suffer economic and reputational harm that could have a material adverse effect on our business and results of operations.
Disruptions in the operation of our computer systems and data centers could have a material adverse effect on our business.
Our ability to deliver products and services to our partners and our customers, service our loans and otherwise operate our business and comply with applicable laws depends on the efficient and uninterrupted operation of our computer systems and data centers, as well as those of our partners and third-party service providers. These computer systems and data centers may encounter service interruptions at any time due to system or software failure, natural disaster or other reasons. In addition, the implementation of technology changes and upgrades to maintain current and integrate new systems may also cause service interruptions, transaction processing errors and system conversion delays and may cause our failure to comply with applicable laws, all of which could have a material adverse effect on our business.
In connection with the Separation, we must migrate, and in some cases, establish with third parties, key parts of our technology infrastructure, including our data centers. As we migrate to our new data centers, our partners need to make changes to their networks to establish connectivity with us. These infrastructure changes, both the ones that we make and the ones required of our partners, may cause disruptions, systems interruptions, transaction processing errors and system conversion delays. In addition, we have entered into transitional services arrangements with GE pursuant to which it will provide certain services to us relating to technology and business processes. Some of these transitional services arrangements may remain in effect until 2016, and during the transitional period we will rely on GE to provide these services. The complexities of these arrangements and the services provided will increase the operational risk associated with the Separation, and this increased risk could result in unanticipated expenses, disruptions to our operations or other adverse consequences, all of which could have a material adverse effect on our business.

We expect that new technologies and business processes applicable to the consumer credit industry will continue to emerge, and these new technologies and business processes may be better than those we currently use. The pace of technology change is high and our industry is intensely competitive, and we cannot assure you that we will be able to sustain our investment in new technology as critical systems and applications become obsolete and better ones become available. A failure to maintain current technology and business processes could cause disruptions in our operations or cause our products and services to be less competitive, all of which could have a material adverse effect on our business, financial condition and results of operations.
We have international operations that subject us to various international risks as well as increased compliance and regulatory risks and costs.
We have international operations, primarily in India, the Philippines and Canada, and some of our third-party service providers provide services to us from other countries, all of which subject us to a number of international risks, including, among other things, sovereign volatility and socio-political instability. U.S. regulations also govern various aspects of the international activities of domestic corporations and increase our compliance and regulatory risks and costs. Any failure on our part or the part of our service providers to comply with applicable U.S. regulations, as well as the regulations in the countries and markets in which we or they operate, could result in fines, penalties, injunctions or other similar restrictions, any of which could have a material adverse effect on our business, results of operations and financial condition.
If we are alleged to have infringed upon the intellectual property rights owned by others or are not able to protect our intellectual property, our business and results of operations could be adversely affected.
Competitors or other third parties may allege that we, or consultants or other third parties retained or indemnified by us, infringe on their intellectual property rights. We also may face allegations that our employees have misappropriated intellectual property of their former employers or other third parties. Given the complex, rapidly changing and competitive technological and business environment in which we operate, and the potential risks and uncertainties of intellectual property-related litigation, an assertion of an infringement claim against us may cause us to spend significant amounts to defend the claim (even if we ultimately prevail), pay significant money damages, lose significant revenues, be prohibited from using the relevant systems, processes, technologies or other intellectual property, cease offering certain products or services, or incur significant license, royalty or technology development expenses. Moreover, it has become common in recent years for individuals and groups to purchase intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from companies like ours. Even in instances where we believe that claims and allegations of intellectual property infringement against us are without merit, defending against such claims is time consuming and expensive and could result in the diversion of time and attention of our management and employees. In addition, although in some cases a third party may have agreed to indemnify us for such costs, such indemnifying party may refuse or be unable to uphold its contractual obligations.
Moreover, we rely on a variety of measures to protect our intellectual property and proprietary information, including copyrights, trademarks, patents, trade secrets and controls on access and distribution. These measures may not prevent misappropriation or infringement of our intellectual property or proprietary information and a resulting loss of competitive advantage, and in any event, we may be required to litigate to protect our intellectual property and proprietary information from misappropriation or infringement by others, which is expensive, could cause a diversion of resources and may not be successful. Third parties may challenge, invalidate or circumvent our intellectual property, or our intellectual property may not be sufficient to provide us with competitive advantages. Our competitors or other third parties may independently design around or develop similar technology, or otherwise duplicate our services or products such that we could not assert our intellectual property rights against them. In addition, our contractual arrangements may not effectively prevent disclosure of our intellectual property or confidential and proprietary information or provide an adequate remedy in the event of an unauthorized disclosure.
We have launched our new brand, “Synchrony,” and expect to spend significant amounts over the next few years promoting the new brand. We recently filed trademark applications to protect our new name in the United States and certain other countries, but the registrations of these trademarks are not complete and they may ultimately not become registered. Our use of our new name (for our existing or any new products in the United States or other countries) may be challenged by third parties, and we may become involved in legal proceedings to protect or defend our rights with respect to our new name, all of which could have a material adverse effect on our business and results of operations.

Litigation, regulatory actions and compliance issues could subject us to significant fines, penalties, judgments, remediation costs and/or requirements resulting in increased expenses.
Our business is subject to increased risks of litigation and regulatory actions as a result of a number of factors and from various sources, including the highly regulated nature of the financial services industry, the focus of state and federal prosecutors on banks and the financial services industry and the structure of the credit card industry.
In the normal course of business, from time to time, we have been named as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with our business activities. Certain of the legal actions include claims for substantial compensatory and/or punitive damages, or claims for indeterminate amounts of damages. In addition, while historically the arbitration provision in our customer agreements generally has limited our exposure to consumer class action litigation, there can be no assurance that we will be successful in enforcing our arbitration clause in the future. There may also be legislative, administrative or regulatory efforts to directly or indirectly prohibit the use of pre-dispute arbitration clauses, including by the CFPB, or we may be compelled as a result of competitive pressure or reputational concerns to voluntarily eliminate pre-dispute arbitration clauses.
We are also involved, from time to time, in reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our business (collectively, “regulatory matters”), which could subject us to significant fines, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished earnings and damage to our reputation. The current environment of additional regulation, increased regulatory compliance efforts and enhanced regulatory enforcement has resulted in significant operational and compliance costs and may prevent or make it less attractive for us to continue providing certain products and services. There is no assurance that these regulatory matters or other factors will not, in the future, affect how we conduct our business and in turn have a material adverse effect on our business, results of operations and financial condition.
We contest liability and/or the amount of damages as appropriate in each pending matter. The outcome of pending and future matters could be material to our results of operations, financial condition and cash flows depending on, among other factors, the level of our earnings for that period, and could adversely affect our business and reputation. For a discussion of certain legal proceedings, see “Item 1. Business—Regulation and Supervision—Consumer Financial Services Regulation,” Note 18. Legal Proceedings and Regulatory Matters to our consolidated and combined financial statements, and “Item 3. Legal Proceedings.”
In addition to litigation and regulatory matters, from time to time, through our operational and compliance controls, we identify compliance issues that require us to make operational changes and, depending on the nature of the issue, result in financial remediation to impacted cardholders. These self-identified issues and voluntary remediation payments could be significant depending on the issue and the number of cardholders impacted. They also could generate litigation or regulatory investigations that subject us to additional adverse effects on our business, results of operations and financial condition.
Damage to our reputation could negatively impact our business.
Recently, financial services companies have been experiencing increased reputational risk as consumers take issue with certain of their practices or judgments. Maintaining a positive reputation is critical to our attracting and retaining customers, partners, investors and employees. In particular, adverse perceptions regarding our reputation could also make it more difficult for us to execute on our strategy of increasing retail deposits at the Bank and may lead to decreases in deposits. Harm to our reputation can arise from many sources, including employee misconduct, misconduct by our partners, outsourced service providers or other counterparties, litigation or regulatory actions, failure by us or our partners to meet minimum standards of service and quality, inadequate protection of customer information and compliance failures. Negative publicity regarding us (or others engaged in a similar business or activities), whether or not accurate, may damage our reputation, which could have a material adverse effect on our business, results of operations and financial condition.

Our business could be adversely affected if we are unable to attract, retain and motivate key officers and employees.
Our success depends, in large part, on our ability to retain, recruit and motivate key officers and employees. Our senior management team has significant industry experience and would be difficult to replace. Competition for senior executives in the financial services and payment industry is intense. Although we do not currently anticipate any significant changes to the management team following the completion of the Separation, we may not be able to attract and retain qualified personnel to replace or succeed members of our senior management team or other key personnel following the completion of the Separation (when we are no longer part of GE) or at any other time. Guidance issued by the federal banking regulators, as well as proposed rules implementing the executive compensation provisions of the Dodd-Frank Act, may limit the type and structure of compensation arrangements that we may enter into with our most senior executives. In addition, proposed rules under the Dodd-Frank Act would prohibit the payment of “excessive” compensation to our executives. Compensation paid to officers of the Bank would be subject to comparable limitations. These restrictions could negatively impact our ability to compete with other companies in recruiting, retaining and motivating key personnel. Failure to retain talented senior leadership could have a material adverse effect on our business, results of operations and financial condition.
Tax legislation initiatives or challenges to our tax positions could adversely affect our results of operations and financial condition.
We operate in multiple jurisdictions and we are subject to tax laws and regulations of the U.S. federal, state and local governments, and of various foreign jurisdictions. From time to time, legislative initiatives may be proposed, such as proposals for fundamental tax reform in the United States and lowering the corporate tax rate, which may impact our effective tax rate and could adversely affect our deferred tax assets, tax positions and/or our tax liabilities. In addition, U.S. federal, state and local, as well as foreign, tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that our historical tax positions will not be challenged by relevant tax authorities or that we would be successful in defending our position in connection with any such challenge.
State sales tax rules and regulations, and their application and interpretation by the respective states, could change and adversely affect our results of operations.
State sales tax rules and regulations, and their application and interpretation by the respective states, could adversely affect our results of operations. Retailers collect sales tax from retail customers and remit those collections to the applicable states. When customers fail to repay their loans, including the amount of sales tax advanced by us to the merchant on their behalf, we are entitled, in some cases, to seek a refund of the amount of sales tax from the applicable state. Sales tax laws and regulations enacted by the various states are subject to interpretation, and our compliance with such laws is routinely subject to audit and review by the states. Audit risk is concentrated in several states, and these states are conducting ongoing audits. The outcomes of ongoing and any future audits and changes in the states’ interpretation of the sales tax laws and regulations involving the recovery of tax on bad debts could materially adversely impact our results of operations.

Risks Relating to Regulation
____________________________________________________________________________________________
Our business is subject to extensive government regulation, supervision, examination and enforcement, which could adversely affect our business, results of operations and financial condition.
Our business, including our relationships with our customers, is subject to extensive regulation, supervision and examination under U.S. federal, state and foreign laws and regulations. These laws and regulations cover all aspects of our business, including lending practices, treatment of our customers, safeguarding deposits, customer privacy and information security, capital structure, liquidity, dividends and other capital distributions, transactions with affiliates and conduct and qualifications of personnel. As a unitary savings and loan holding company, Synchrony is subject to extensive regulation, supervision and examination by the Federal Reserve Board. As a large provider of consumer financial services, we are also subject to extensive regulation, supervision and examination by the CFPB. Until the GE SLHC Deregistration, we will be controlled by GECC, which is also subject to extensive regulation, supervision and examination by the Federal Reserve Board. The Bank is a federally chartered savings association. As such, the Bank is subject to extensive regulation, supervision and examination by the OCC, which is its primary regulator, and by the CFPB. In addition, the Bank, as an insured depository institution, is supervised by the FDIC. We, GECC and the Bank are regularly reviewed and examined by our respective regulators, which results in supervisory comments and directions relating to many aspects of our business that require response and attention. See “Item 1. Business—Regulation and Supervision” for more information about the regulations applicable to us.
Banking laws and regulations are primarily intended to protect federally insured deposits, the DIF and the banking system as a whole, and not intended to protect our stockholders, noteholders or creditors. If we or the Bank, or until the GE SLHC Deregistration, GECC, fail to satisfy applicable laws and regulations, our respective regulators have broad discretion to enforce those laws and regulations, including with respect to the operation of our business, required capital levels, payment of dividends and other capital distributions, engaging in certain activities and making acquisitions and investments. Our regulators also have broad discretion with respect to the enforcement of applicable laws and regulations, including through enforcement actions that could subject us to civil money penalties, customer remediations, increased compliance costs, and limits or prohibitions on our ability to offer certain products and services or to engage in certain activities. In addition, to the extent we undertake actions requiring regulatory approval or non-objection, our regulators may make their approval or non-objection subject to conditions or restrictions that could have a material adverse effect on our business, results of operations and financial condition. Any other actions taken by our regulators could also have a material adverse impact on our business, reputation and brand, results of operations and financial condition. Moreover, some of our competitors are subject to different, and in some cases less restrictive, legislative and regulatory regimes, which may have the effect of providing them with a competitive advantage over us.
New laws or regulations or policy or practical changes in enforcement of existing laws or regulations applicable to our businesses, or our own reexamination of our current practices, could adversely impact our profitability, limit our ability to continue existing or pursue new business activities, require us to change certain of our business practices or alter our relationships with customers, affect retention of our key personnel, or expose us to additional costs (including increased compliance costs and/or customer remediation). These changes may also require us to invest significant management attention and resources to make any necessary changes and could adversely affect our business, results of operations and financial condition. For example, the CFPB has broad authority over our businesses. See “—There continues to be uncertainty as to how the Consumer Financial Protection Bureau’s actions will impact our business; the agency’s actions have had and may continue to have an adverse impact on our business.”
We are also subject to potential enforcement and other actions that may be brought by state attorneys general or other state enforcement authorities and other governmental agencies. Any such actions could subject us to civil money penalties and fines, customer remediations and increased compliance costs, as well as damage our reputation and brand and limit or prohibit our ability to offer certain products and services or engage in certain business practices. For a discussion of risks related to actions or proceedings brought by regulatory agencies, see “—Risks Relating to Our Business—Litigation, regulatory actions and compliance issues could subject us to significant fines, penalties, judgments, remediation costs and/or requirements resulting in increased expenses.”

The Dodd-Frank Act has had, and may continue to have, a significant impact on our business, financial condition and results of operations.
The Dodd-Frank Act was enacted on July 21, 2010. While certain provisions in the Act were effective immediately, many of the provisions require implementing regulations to be effective. The Dodd-Frank Act and regulations promulgated thereunder have had, and may continue to have, a significant adverse impact on our business, results of operations and financial condition. For example, the Dodd-Frank Act and related regulations restrict certain business practices, impose more stringent capital, liquidity and leverage ratio requirements, as well as additional costs (including increased compliance costs and increased costs of funding raised through the issuance of asset-backed securities), on us, limit the fees we can charge for services and impact the value of our assets. In addition, the Dodd-Frank Act requires us to serve as a source of financial strength for any insured depository institution we control, such as the Bank. Such support may be required by the Federal Reserve Board at times when we might otherwise determine not to provide it or when doing so is not otherwise in the interest of Synchrony or its stockholders, noteholders or creditors. We describe certain provisions of the Dodd-Frank Act and other legislative and regulatory developments in “Item 1. Business—Regulation and Supervision.” Federal agencies continue to promulgate regulations to implement the Dodd-Frank Act, and these regulations may continue to have a significant adverse impact on our business, financial condition and results of operations.
Many provisions of the Dodd-Frank Act require the adoption of additional rules to implement. In addition, the Dodd-Frank Act mandates multiple studies, which could result in additional legislative or regulatory action. As a result, the ultimate impact of the Dodd-Frank Act and its implementing regulations remains unclear and could have a material adverse effect on our business, results of operations and financial condition.
There continues to be uncertainty as to how the Consumer Financial Protection Bureau’s actions will impact our business; the agency’s actions have had and may continue to have an adverse impact on our business.
The CFPB, which commenced operations in July 2011, has broad authority over our businesses. This includes authority to write regulations under federal consumer financial protection laws and to enforce those laws against and examine large financial institutions, such as us and the Bank, for compliance. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” through its regulatory, supervisory and enforcement authority. The Federal Reserve Board and the OCC and state government agencies may also invoke their supervisory and enforcement authorities to prevent unfair and deceptive acts or practices. These federal and state agencies are authorized to remediate violations of consumer protection laws in a number of ways, including collecting civil money penalties and fines and providing for customer restitution. The CFPB also engages in consumer financial education, requests data and promotes the availability of financial services to underserved consumers and communities. In addition, the CFPB maintains an online complaint system that allows consumers to log complaints with respect to various consumer finance products, including the products we offer. This system could inform future CFPB decisions with respect to its regulatory, enforcement or examination focus.
There continues to be uncertainty as to how the CFPB’s strategies and priorities, including in both its examination and enforcement processes, will impact our businesses and our results of operations going forward. Actions by the CFPB could result in requirements to alter or cease offering affected products and services, making them less attractive and restricting our ability to offer them. For example, in July 2012, the CFPB issued an industry bulletin regarding marketing practices with respect to credit card add-on products, including debt cancellation products. See “Item 1. Business—Regulation and Supervision—Consumer Financial Services Regulation.” The Bank has made a number of changes, including changes in response to the CFPB bulletin, with respect to its marketing and sale of debt cancellation products to credit card customers, including ceasing all telesales of such products, and the Bank has also enhanced the disclosures associated with its website sales of such products. In addition, in October 2013, the CFPB published its first biennial report reviewing the impact of the CARD Act on the consumer credit card market. In the report, the CFPB identified practices that may warrant further scrutiny by it, including add-on products (such as debt protection, identity theft protection, credit score monitoring and other products that are supplementary to the extension of credit), cards that charge substantial application fees, and deferred interest offers and products (which could include our promotional financing products). The report further identified concerns regarding the adequacy of online disclosures, as well as of the disclosures associated with rewards products and grace periods. Separately, the CFPB is also studying pre-dispute arbitration clauses, and our litigation exposure could increase if the CFPB exercises its authority to limit or ban pre-dispute arbitration clauses.

Although we have committed significant resources to enhancing our compliance programs, changes by the CFPB in regulatory expectations, interpretations or practices or interpretations that are different or stricter than ours or those adopted in the past by other regulators could increase the risk of additional enforcement actions, fines and penalties. Actions by the CFPB could result in requirements, such as under the 2013 CFPB Consent Order, to alter our products and services that may make them less attractive to consumers or less profitable to us. See “—Changes to our methods of offering our CareCredit products could materially impact operating results.” In addition, on June 19, 2014, we entered into the 2014 CFPB Consent Order with respect to our debt cancellation product and sales practices and an unrelated issue that arose from the Bank’s self-identified omission of certain Spanish-speaking customers and customers residing in Puerto Rico from two offers that were made to certain delinquent customers. On June 19, 2014, we also entered into the 2014 DOJ Consent Order to resolve the DOJ's coordinated investigation into issues related to such offers. See “Item 1. Business—Regulation and Supervision—Consumer Financial Services Regulation.”
Future actions by the CFPB (or other regulators) against us or our competitors that discourage the use of products we offer or suggest to consumers the desirability of other products or services could result in reputational harm and a loss of customers. If the CFPB changes regulations which were adopted in the past by other regulators and transferred to the CFPB by the Dodd-Frank Act, or modifies through supervision or enforcement past related regulatory guidance or interprets existing regulations in a different or stricter manner than they have been interpreted in the past by us, the industry or other regulators, our compliance costs and litigation exposure could increase materially. If future regulatory or legislative restrictions or prohibitions are imposed that affect our ability to offer promotional financing for certain of our products or require us to make significant changes to our business practices, and we are unable to develop compliant alternatives with acceptable returns, these restrictions or prohibitions could have a material adverse impact on our business, results of operations and financial condition.
The Dodd-Frank Act authorizes state officials to enforce regulations issued by the CFPB and to enforce the Act’s general prohibition against unfair, deceptive or abusive practices. This could make it more difficult than in the past for federal financial regulators to declare state laws that differ from federal standards to be preempted. To the extent that states enact requirements that differ from federal standards or state officials and courts adopt interpretations of federal consumer laws that differ from those adopted by the CFPB, we may be required to alter or cease offering products or services in some jurisdictions, which would increase compliance costs and reduce our ability to offer the same products and services to consumers nationwide, and we may be subject to a higher risk of state enforcement actions.
Changes to our methods of offering our CareCredit products could materially impact operating results.
The 2013 CFPB Consent Order relating to our CareCredit platform requires us to pay up to $34.1 million to qualifying customers, and among other things, to provide additional training and monitoring of our CareCredit partners, to include provisions in agreements with our CareCredit partners prohibiting charges for certain services not yet rendered, to make changes to certain consumer disclosures, application procedures and procedures for resolution of customer complaints, and to terminate CareCredit partners that have chargeback rates in excess of certain thresholds. Some of the changes required by the 2013 CFPB Consent Order are similar to requirements in the Assurance. We believe the Bank is in substantial compliance with the material business practice changes required by the 2013 CFPB Consent Order and the Assurance, subject to ongoing reporting obligations, and will complete the additional provider training by the fourth quarter of 2015. In addition to the costs of remediation, which were not material for the Assurance and will be up to $34.1 million for the 2013 CFPB Consent Order, we incurred one-time costs of approximately $3 million to implement these changes, and estimate ongoing annual costs of approximately $3 million. We have only recently implemented certain of the process changes required by the 2013 CFPB Consent Order and the Assurance, and will continue to actively monitor and assess their impact on our CareCredit program. Although at this time we do not believe that the 2013 CFPB Consent Order and the Assurance will have a material adverse impact on our results of operations going forward, we cannot be sure this will be the case (particularly as providers become acclimated to the required changes) and we cannot be sure whether the settlement will have an adverse impact on our reputation or whether the new requirements imposed by the 2013 CFPB Consent Order or the Assurance will adversely affect providers’ or customers’ use of our programs or our business. Moreover, we may elect or be required to make changes with respect to these and other deferred interest products in the future, and those changes may adversely affect customers’ use of our credit cards or our business. In addition, our resolutions with the CFPB and the New York Attorney General do not preclude other regulators or state attorneys general from seeking additional monetary or injunctive relief with respect to CareCredit, and any such relief could have a material adverse effect on our business, results of operations or financial condition.

Failure by Synchrony, the Bank and, until the GE SLHC Deregistration, GECC to meet applicable capital adequacy rules could have a material adverse effect on us.
Synchrony and the Bank must meet rules for capital adequacy as discussed in “Item 1. Business—Regulation and Supervision.” As a savings and loan holding company, Synchrony historically has not been required to maintain minimum capital. Beginning as soon as during 2015, however, we expect that Synchrony will be subject to capital requirements similar to those that apply to the Bank. In addition, as discussed below, until the GE SLHC Deregistration, we will be controlled by GECC, which itself is expected as soon as during 2015 to be subject to capital requirements similar to those that apply to the Bank. See “—As long as we are controlled by GECC for bank regulatory purposes, regulation and supervision of GECC could adversely affect us.” The capital requirements applicable to the Bank have recently been substantially revised, including as a result of Basel III and the requirements of the Dodd-Frank Act. Although we cannot predict the effects of these newly adopted rules implementing Basel III and the Dodd-Frank Act, Synchrony, the Bank and GECC expect to be subject to increasingly stringent capital adequacy standards in the future.
In connection with applicable capital adequacy standards, Synchrony, the Bank and GECC also will be required to conduct stress tests on an annual basis. Under the Federal Reserve Board’s and the OCC’s stress test regulations, Synchrony, the Bank and GECC will each be required to use stress-testing methodologies providing for results under at least three different sets of conditions, including baseline, adverse and severely adverse conditions. In addition, as part of meeting our minimum capital requirements, we and GECC may be required to comply with the Federal Reserve Board’s CCAR process or some modified version of the CCAR process, which would measure our minimum capital requirement levels under various stress scenarios. In connection with this process, we and GECC may be required to develop for the Federal Reserve Board’s review and approval a capital plan that will include how we and GECC will each meet our minimum capital requirements under specified stress scenarios.
If Synchrony, the Bank or, until the GE SLHC Deregistration, GECC fails to meet current or future minimum capital, leverage or other financial requirements, its operations, results of operations and financial condition could be materially adversely affected. Among other things, failure by Synchrony, the Bank or, until the GE SLHC Deregistration, GECC to maintain its status as “well capitalized” (or otherwise meet current or future minimum capital, leverage or other financial requirements) could compromise our competitive position and result in restrictions imposed by the Federal Reserve Board or the OCC, including, potentially, on the Bank’s ability to engage in certain activities. These could include restrictions on the Bank’s ability to enter into transactions with affiliates, accept brokered deposits, grow its assets, engage in material transactions, extend credit in certain highly leveraged transactions, amend or change its charter, bylaws or accounting methods, pay interest on its liabilities without regard to regulatory caps on the rates that may be paid on deposits and pay dividends or repurchase stock. In addition, failure to maintain the well capitalized status of the Bank could result in our having to invest additional capital in the Bank, which could in turn require us to raise additional capital. The market and demand for, and cost of, our asset-backed securities also could be adversely affected by failure to meet current or future capital requirements.
We may pay dividends or repurchase our common stock, which may reduce the amount of funds available to satisfy our indebtedness; the Bank is subject to restrictions that limit its ability to pay dividends to us, which could limit our ability to pay dividends or make payments on our indebtedness.
In connection with our application to the Federal Reserve Board described above and the Separation, we expect to continue to increase our capital and liquidity levels by, among other things, retaining net earnings and by not paying a dividend or returning capital through stock repurchases until our application to the Federal Reserve Board is approved. Thereafter, our board of directors intends to consider our policy regarding the payment and amount of dividends and may consider stock repurchases, in each case consistent with maintaining capital ratios well in excess of minimum regulatory requirements. The declaration and amount of any future dividends to holders of our common stock or stock repurchases will be at the discretion of our board of directors and will depend on many factors, including the financial condition, earnings, capital and liquidity requirements of us and the Bank, applicable regulatory restrictions (including any restrictions that may be imposed in connection with the Separation), corporate law and contractual restrictions (including restrictions contained in the Bank Term Loan and the GECC Term Loan) and other factors that our board of directors deems relevant. However, any future payment of dividends or repurchases of our capital stock will reduce the amount of funds available to satisfy our indebtedness.

We rely significantly on dividends and other distributions and payments from the Bank for liquidity, including to pay our obligations under our indebtedness and other indebtedness as they become due, and federal law limits the amount of dividends and other distributions and payments that the Bank may pay to us. For example, OCC regulations limit the ability of savings associations to make distributions of capital, including payment of dividends, stock redemptions and repurchases, cash-out mergers and other transactions charged to the capital account. The Bank must obtain the OCC’s approval prior to making a capital distribution in certain circumstances, including if the Bank proposes to make a capital distribution when it does not meet certain capital requirements (or will not do so as a result of the proposed capital distribution) or certain net income requirements. In addition, the Bank must file a prior written notice of a planned or declared dividend or other distribution with the Federal Reserve Board. The Federal Reserve Board or the OCC may object to a capital distribution if, among other things, the Bank is, or as a result of such dividend or distribution would be, undercapitalized or the Federal Reserve Board or OCC has safety and soundness concerns. Additional restrictions on bank dividends may apply if the Bank fails the QTL test. The application of these restrictions on the Bank’s ability to pay dividends involves broad discretion on the part of our regulators. The Bank must also meet certain conditions to declare or pay a dividend under the Bank’s Operating Agreement with the OCC entered into in connection with its acquisition of the deposit business of MetLife. Limitations on the Bank’s payments of dividends and other distributions and payments that we receive from the Bank could reduce our liquidity and limit our ability to pay dividends or our obligations under our indebtedness. See “Item 1. Business—Regulation & Supervision—Savings Association Regulation—Dividends and Stock Repurchases” and “—Activities.”
Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.
We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively impacted by them. For example, in the United States, certain of our businesses are subject to the GLBA and implementing regulations and guidance. Among other things, the GLBA: (i) imposes certain limitations on the ability of financial institutions to share consumers’ nonpublic personal information with nonaffiliated third parties, (ii) requires that financial institutions provide certain disclosures to consumers about their information collection, sharing and security practices and affords customers the right to “opt out” of the institution’s disclosure of their personal financial information to nonaffiliated third parties (with certain exceptions) and (iii) requires financial institutions to develop, implement and maintain a written comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities, and the sensitivity of customer information processed by the financial institution as well as plans for responding to data security breaches.
Moreover, various United States federal banking regulatory agencies, states and foreign jurisdictions have enacted data security breach notification requirements with varying levels of individual, consumer, regulatory and/or law enforcement notification in certain circumstances in the event of a security breach. Many of these requirements also apply broadly to our partners that accept our cards. In many countries that have yet to impose data security breach notification requirements, regulators have increasingly used the threat of significant sanctions and penalties by data protection authorities to encourage voluntary notification and discourage data security breaches.
Furthermore, legislators and/or regulators in the United States and other countries in which we operate are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer and/or employee information, and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. In the United States, this includes increased privacy-related enforcement activity at the Federal level, by the Federal Trade Commission, as well as at the state level, such as with regard to mobile applications.

Compliance with current or future privacy, data protection and information security laws (including those regarding security breach notification) affecting customer and/or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services (such as products or services that involve us sharing information with third parties or storing sensitive credit card information), which could materially and adversely affect our profitability. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory investigations and government actions, litigation, fines or sanctions, consumer or partner actions and damage to our reputation and our brand, all of which could have a material adverse effect on our business and results of operations.
Our use of third-party vendors and our other ongoing third-party business relationships are subject to increasing regulatory requirements and attention.
We regularly use third-party vendors and subcontractors as part of our business. We also have substantial ongoing business relationships with our partners and other third-parties. These types of third-party relationships are subject to increasingly demanding regulatory requirements and attention by our federal bank regulators (the Federal Reserve Board, the OCC and the FDIC) and our consumer regulator (the CFPB). Regulatory guidance requires us to enhance our due diligence, ongoing monitoring and control over our third-party vendors and subcontractors and other ongoing third-party business relationships, including with our partners. In certain cases we may be required to renegotiate our agreements with these vendors and/or their subcontractors to meet these enhanced requirements, which could increase our costs. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third-party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third-party vendors and subcontractors or other ongoing third-party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including the imposition of civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation.
Failure to comply with anti-money laundering and anti-terrorism financing laws could have significant adverse consequences for us.
We maintain an enterprise-wide program designed to enable us to comply with all applicable anti-money laundering and anti-terrorism financing laws and regulations, including the Bank Secrecy Act and the Patriot Act. This program includes policies, procedures, processes and other internal controls designed to identify, monitor, manage and mitigate the risk of money laundering or terrorist financing posed by our products, services, customers and geographic locale. These controls include procedures and processes to detect and report suspicious transactions, perform customer due diligence, respond to requests from law enforcement, and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. We cannot be sure our programs and controls will be effective to ensure our compliance with all applicable anti-money laundering and anti-terrorism financing laws and regulations, and our failure to comply could subject us to significant sanctions, fines, penalties and reputational harm, all of which could have a material adverse effect on our business, results of operations and financial condition.
As long as we are controlled by GECC for bank regulatory purposes, regulation and supervision of GECC could adversely affect us.
GECC is a regulated savings and loan holding company and therefore is subject to all of the regulation and supervision to which we are subject. Until the GE SLHC Deregistration, regulation and supervision of GECC as a savings and loan holding company may, for reasons related or unrelated to us, materially and adversely affect us, including restricting our ability to pay dividends or repurchase our stock, initiate or continue various business activities or practices, grow our assets or complete the Separation.

As a nonbank SIFI, GECC, our indirect parent company, is subject to enhanced prudential standards and regulation by the Federal Reserve Board. Nonbank SIFIs, such as GECC, currently are subject to some, but not all, of the enhanced prudential standards under the Dodd-Frank Act, such as resolution planning. The Federal Reserve Board has also proposed to apply other enhanced prudential standards to GECC by order. If adopted as proposed, these standards are expected to include, among other things, enhanced board and risk governance, enhanced capital and liquidity levels, compliance with capital planning and stress testing requirements and restrictions on intercompany transactions. Although the enhanced prudential standards currently applicable to GECC in its capacity as a nonbank SIFI do not have the effect of imposing direct regulatory obligations or restrictions on us, we cannot be certain that standards imposed in the future by the Federal Reserve Board on GECC as a nonbank SIFI will not have the effect of directly or indirectly imposing obligations or restrictions on us so long as we are controlled by GECC for bank regulatory purposes and those obligations and restrictions could have a material adverse effect on our business, results of operations and financial condition. For example, capital adequacy, capital plan and stress-testing requirements to which GECC may be made subject as a nonbank SIFI could affect, among other things, our ability to pay dividends or repurchase our stock, our ability to redeem our indebtedness or GECC’s ability to complete the Separation.
Risks Relating to Our Separation from GE
____________________________________________________________________________________________
GE may not complete the Separation as planned or at all.
On November 15, 2013, GE announced that it planned a staged exit from our business, consistent with its strategy of reducing GECC’s percentage of GE’s total earnings and increasing GECC’s focus on its commercial lending and leasing businesses. The IPO was the first step in that exit. As a result of the IPO, GE currently beneficially owns 84.6% of our outstanding common stock.
GE has indicated that it currently is targeting to complete its exit from our business in late 2015 through the Separation. The Separation would be subject to various conditions, including receipt of any necessary bank regulatory and other approvals, the existence of satisfactory market conditions, and, in the case of a tax-free transaction, a private letter ruling from the IRS as to certain issues relating to, and an opinion of counsel confirming, the tax-free treatment of the transaction to GE and its stockholders. In addition, since GE’s exit from our business will not be completed until GE has obtained the GE SLHC Deregistration, GE’s willingness to proceed with the Separation may be conditioned on its obtaining the necessary determination by the Federal Reserve Board that the GE SLHC Deregistration is effective (i.e., that, following the Separation, GE, along with GECC and GECFI, no longer controls us and therefore GE, GECC and GECFI are released from savings and loan holding company registration).
The conditions related to the Separation and the GE SLHC Deregistration may not be satisfied in late 2015 or thereafter, or GE may decide for any other reason not to consummate the Separation in late 2015 or thereafter. Also, satisfying the conditions related to the Separation and the GE SLHC Deregulation may require actions that GE has not anticipated. Any delay by GE in completing, or uncertainty about its ability or intent to complete, the Separation and the GE SLHC Deregistration on the planned timetable and the contemplated terms (including at the contemplated capital and liquidity levels), or at all, could have a material adverse effect on our business.

If GE is unable to obtain the GE SLHC Deregistration, it will continue to have significant control over us.
If the GE SLHC Deregistration is not obtained (and until it is obtained), GE will continue to have significant control over us. GE’s degree of control will depend on, among other things, its level of ownership of our common stock, the number of persons it is entitled to designate for nomination for election to our board of directors under the master agreement that we entered into with GECC and, for limited purposes only, GE, prior to the completion of the IPO (the “Master Agreement”) and the requirement under the Master Agreement that we obtain GECC’s prior written approval before undertaking (or permitting or authorizing the Bank or any of our other subsidiaries to undertake) various significant corporate actions. This may mean that GE, through GECC, may not always exercise control of us in a way that benefits our public stockholders or noteholders. Conflicts of interest may arise between us and GE and GECC that could be resolved in a manner unfavorable to us. We will also continue to be subject to the regulation and supervision applicable to GE, GECC and companies under their control, and such regulation and supervision may, for reasons related or unrelated to us, adversely affect us until the GE SLHC Deregistration is obtained. All of the foregoing could have a material adverse effect on us. See “—GE has significant control over us and may not always exercise its control in a way that benefits our public stockholders or noteholders” and “—Risks Relating to Regulation—As long as we are controlled by GECC for bank regulatory purposes, regulation and supervision of GECC could adversely affect us.”
We need Federal Reserve Board approval to continue to be a savings and loan holding company following the GE SLHC Deregistration. We may not receive this approval in a timely manner or at all, and additional approval conditions beyond what we are anticipating may be imposed that prevent or delay the Separation or the GE SLHC Deregistration or require us to incur significant additional expense.
The Savings and Loan Holding Company Act generally requires Federal Reserve Board approval before a company acquires a savings association and becomes a savings and loan holding company. We were exempt from this requirement when we initially acquired the Bank and became a savings and loan holding company, because we were a subsidiary of GE, GECC and GECFI, existing savings and loan holding companies. We do not expect this exemption to continue to apply to us following the GE SLHC Deregistration. As a result, we will be required to file an application with, and receive approval from, the Federal Reserve Board to continue to be a savings and loan holding company and to retain ownership of the Bank following the GE SLHC Deregistration. See “Item 1. Business—Regulation and Supervision—Savings and Loan Holding Company Regulation.”
We expect that the Federal Reserve Board will not act on our application to continue to be a savings and loan holding company and to retain ownership of the Bank following the GE SLHC Deregistration until, among other things, the Federal Reserve Board has completed an in-depth review of our preparedness to operate on a standalone basis, independently of GE, and is satisfied with the results. We cannot predict when this review will begin but expect it will not begin until after we file our application. In connection with the Federal Reserve Board’s review and prior to our filing an application with the Federal Reserve Board to continue to be a savings and loan holding company and to retain ownership of the Bank following the GE SLHC Deregistration, we will continue to establish and expand our operations and infrastructure and take other steps to allow us to operate as a fully standalone public company, independently of GE. See “Item 1. Business—GE Ownership and Our Separation from GE.”
Once the Federal Reserve Board begins its review of our preparedness to operate on a standalone basis, we cannot predict how long such review will take. We expect, however, that the review will require a considerable period of time. In addition, to obtain approval of our application to continue to be a savings and loan holding company and retain ownership of the Bank following the GE SLHC Deregistration, we may have to take additional actions beyond the significant operations and infrastructure expansion and other steps we are already planning. For example, we may have to increase our capital and liquidity levels beyond what we are anticipating; restrict our payment of dividends, or not make any payment of dividends, for a longer period than what we anticipate; make further changes to, among other things, our corporate governance, risk management, capital planning, treasury, information technology, compliance, regulatory, internal audit and other control operations and infrastructure; stop receiving any transitional services from GE; repay all related party debt owed to GECC; or further diversify our funding sources, such as by reducing the amount of our brokered deposits or increasing the amount of our unsecured debt beyond what we are anticipating. Those actions may involve significant additional expenses for us and require significant time to implement beyond what we now anticipate.

Even after taking any such actions, there is no assurance that our application to continue to be a savings and loan holding company following the GE SLHC Deregistration will be approved. The Federal Reserve Board will consider a range of factors and has significant discretion in reviewing our application, and its action on our application may be affected by circumstances we do not know or cannot predict at this time, including factors identified in the Federal Reserve Board’s in-depth review of us, changes in our current condition or changes in general economic and market conditions relevant to our operations. The Federal Reserve Board will also seek the views of the OCC and FDIC as regulators of the Bank, and their views may have a significant effect on the Federal Reserve Board’s action on the application. If the application is not approved, GE will not be able to obtain the GE SLHC Deregistration as currently planned. GE may be unwilling to proceed with the Separation unless or until it is able to obtain the GE SLHC Deregistration.
Even if our application is approved, we cannot be certain when such approval will be granted, or what conditions or restrictions, if any, will be imposed for such approval. The Federal Reserve Board’s approval could include conditions or restrictions that are more onerous than those generally applicable to savings and loan holding companies and that require additional actions or impose additional limitations beyond those we may already have taken or assumed in order to obtain approval and achieve the Separation as described above. Any such conditions or restrictions (including restrictions on our ability to pay dividends or repurchase our stock after the Separation) or additional required actions could be significant, involve significant additional expense for us and have a material adverse effect on our business, results of operations and financial condition. GE’s ability or willingness to proceed with the Separation as currently planned could be affected by the nature and effect of any such conditions, restrictions or additional required actions.
Prior to the Separation and the GE SLHC Deregistration, we need to establish and significantly expand many aspects of our operations and infrastructure, and our failure to do so in a timely manner, within anticipated costs and without disrupting our ongoing business, could have a material adverse effect on our business and results of operations and could delay or prevent the Separation and the GE SLHC Deregistration.
Although historically we have operated as a largely standalone business within GECC with our own sales, marketing, risk management, operations, collections, customer service and compliance functions, we continue to establish and significantly expand many aspects of our operations and infrastructure prior to the Separation to enable us to operate as a standalone public company after our transitional services with GE terminate (for most services, within 24 months after August 5, 2014, the IPO completion date) and to enable GE to obtain the GE SLHC Deregistration in connection with the Separation or thereafter. The operations and infrastructure to be established or expanded relate to, among other areas, corporate governance, risk management, capital planning, treasury, information technology, compliance, regulatory, internal audit and other control operations and infrastructure.
Establishing and expanding our operations and infrastructure involves substantial costs, the hiring and integration of a large number of new employees (including a number at senior levels), and integration of the new and expanded operations and infrastructure with our existing operations and infrastructure, and in some cases, the operations and infrastructure of our partners and other third parties. It also requires significant time and attention from our senior management and others throughout the Company, in addition to the time and attention required by their day-to-day responsibilities running the business. Moreover, we do not expect that the Federal Reserve Board will act on our application to continue to be a savings and loan holding company and to retain ownership of the Bank following the GE SLHC Deregistration until, among other things, it has completed an in-depth review of our preparedness to operate on a standalone basis, which we expect to involve a review of our operations and infrastructure. As a result, delays in establishing and expanding our operations and infrastructure may delay the review of our preparedness by the Federal Reserve Board, which could delay the Separation and the GE SLHC Deregistration. Moreover, the Federal Reserve Board may require substantial additions or changes to our operations and infrastructure, including the operations and infrastructure we anticipate adding, all of which could significantly increase our costs and further delay the Separation and the GE SLHC Deregistration. See “—GE may not complete the Separation as planned or at all.”

Even if the GE SLHC Deregistration is obtained, we also will need Federal Reserve Board agreement that we meet the criteria for a savings and loan holding company to be treated as a financial holding company, and we cannot be certain the Federal Reserve Board will provide such agreement or what additional conditions or restrictions it may impose if it does so.
We currently are a grandfathered unitary savings and loan holding company, but do not expect to continue to qualify as such a grandfathered unitary savings and loan holding company following the GE SLHC Deregistration. As a result, in connection with our application to continue to be a savings and loan holding company, we will need to submit to the Federal Reserve Board a request to become a financial holding company in order to engage in activities that are permissible only for savings and loan holding companies that are treated as financial holding companies (including to continue to obtain financing through our securitization programs).
We believe that we will meet the criteria for a savings and loan holding company to be treated as a financial holding company. However, we cannot assure you that the Federal Reserve Board will agree, or that the Federal Reserve Board will not, in order for us to be treated as a financial holding company, impose additional conditions or restrictions, which may be similar to or different from those otherwise imposed in connection with the Separation. GE’s ability or willingness to proceed with the Separation as currently planned could be affected by the nature of any such conditions or restrictions required by the Federal Reserve Board in order for us to be treated as a financial holding company.
The Separation could adversely affect our business and profitability as we would no longer be able to benefit from GE’s strong brand and reputation.
As a subsidiary of GE, we historically have marketed many of our products using the “GE” brand name and logo, and we believe the association with GE has provided many benefits, including:

•	a world-class brand associated with trust, integrity and longevity;

•	perception of high-quality products and services;

•	strong capital base and financial strength;

•	preferred status among our partners, customers and employees; and

•	established relationships with bank and other regulators.
The Separation could adversely affect our ability to attract and retain partners. We may be required to provide more favorable pricing and other terms to our partners and take other action to maintain our relationship with existing, and attract new, partners, all of which could have a material adverse effect on our business, financial condition and results of operations.
Although we do not expect a material loss of customers or usage following the Separation (or more difficulty attracting new customers and increasing their usage) because our product will continue to be closely associated with our partners and their brands, we cannot be sure this will be the case. In addition, although our capital at the Bank was increased in connection with the IPO and the customer-facing aspects of our business will remain largely unchanged following the Separation, we cannot be sure that we will not lose deposits or have more difficulty attracting new deposits following the Separation because of depositor concerns that we will no longer be part of GE and benefiting from its brand and financial strength.
We cannot predict the effect that the Separation will have on our partners, customers, depositors or employees. The risks relating to the Separation could materialize at various times, including:

•	now that GE’s beneficial ownership in our common stock has decreased to 84.6%;

•	when GE reduces its ownership in our common stock to a level below 50%; and

•
when we cease using the GE name and logo in our sales and marketing materials, particularly when we deliver notices to partners, customers and depositors that our name and the name of the Bank and some of our other subsidiaries will change.

We will have the right to use the GE brand name and logo for only a limited period of time and if we fail to establish a new, independently recognized brand name, we could be adversely affected.
In March 2014 we changed our corporate name to “SYNCHRONY FINANCIAL” and in June 2014 the Bank changed its corporate name to “Synchrony Bank,” although we, the Bank and our other subsidiaries may continue to use the GE brand name and logo in marketing our products and services for a limited period of time. Pursuant to a transitional trademark license agreement, GE granted us the right to use certain “GE,” “GE Capital,” “GE Capital Retail Bank,” “GE Money” and “GECAF” marks and related GECAF logos and the GE monogram in connection with our products and services until such time as GE ceases to beneficially own more than 50% of our outstanding common stock, subject to certain exceptions (e.g., we generally will have a right to use those marks and related logos and the monogram on our credit cards for a period of three and a half years after the completion of the IPO). Development of a new brand is an expensive, uncertain and long-term process. When our right to use the GE brand name and logo expires, we may not be able to maintain or enjoy comparable name recognition or status under our new brand. If we are unable to successfully manage the transition of our business to our new brand in a timely manner, our reputation among, and relationship with, our partners, customers, depositors and employees could be adversely affected.
The terms of our arrangements with GE may be more favorable than what we will be able to obtain from an unaffiliated third party. We may be unable to replace the services GECC provides us in a timely manner or on comparable terms.
We and GECC have entered into a Transitional Services Agreement and other agreements. Pursuant to the Transitional Services Agreement, GECC and its affiliates agreed to provide us with transitional services after the IPO, including treasury, payroll, tax and other financial services, human resources and employee benefits services, information systems and network access, application and support related services, and procurement and sourcing support.
We negotiated these arrangements with GECC in the context of a parent-subsidiary relationship. Although GECC is contractually obligated to provide us with services during the term of the Transitional Services Agreement, we cannot assure you that these services will be sustained at the same level after the expiration of that agreement, or that we will be able to replace these services in a timely manner or on comparable terms. When GECC ceases to provide services pursuant to those arrangements, our costs of procuring those services from third parties may increase. Other agreements with GE and GECC also govern the relationship between us and GE after the IPO and provide for the allocation of employee benefits, tax and other liabilities and obligations attributable or related to periods or events prior to the IPO. They also contain terms and provisions that may be more favorable than terms and provisions we might have obtained in arm’s length negotiations with unaffiliated third parties.
GE has significant control over us and may not always exercise its control in a way that benefits our public stockholders or noteholders.
GE currently beneficially owns 84.6% of our outstanding common stock and has indicated that it intends to divest its remaining interest in us. However, so long as GE continues to beneficially own more than 50% of our outstanding voting stock, GE generally will be able to determine the outcome of corporate actions requiring stockholder approval, GE will have the voting power to elect the board of directors and GE will have significant influence over, and in some cases, the right to approve certain compensation paid to our executive officers.
The Master Agreement gives GECC certain significant rights until such time, if any, as the GE SLHC Deregistration occurs. Some of GECC’s rights under the Master Agreement will not terminate until the GE SLHC Deregistration occurs, and therefore it is possible that GE will exercise some or all of such rights at a time when it does not own any of our common stock. Under the Master Agreement, GECC has the right to designate five persons for nomination for election to our nine-member board of directors so long as GE beneficially owns more than 50% of our outstanding common stock and to designate a lesser number as GE’s percentage ownership decreases until the GE SLHC Deregistration. In addition, subject to certain exceptions and ownership thresholds, until the GE SLHC Deregistration, we will be required to obtain GECC’s prior written approval before undertaking (or permitting or authorizing the Bank or any of our other subsidiaries to undertake) various significant corporate actions. These include (subject to certain agreed exceptions):

•	consolidating or merging with or into any person or, subject to certain exceptions, permitting any subsidiary to merge with or into any person;

•
acquiring control of a bank or savings association or making any other acquisition of assets or equity for a price (including assumed debt) in excess of $500 million (other than acquisitions of receivables portfolios in the ordinary course of business that do not exceed $1 billion); provided, that once GE’s beneficial ownership of our common stock decreases below 20%, the general threshold will be increased to $1 billion and the threshold for acquisitions of receivables portfolios in the ordinary course of business will be increased to $2 billion;

•
disposing of assets or securities in a single transaction or a series of related transactions for a price (including assumed debt) in excess of $500 million (other than dispositions among us and our affiliates, issuances of asset-backed securitization debt to maintain the aggregate level of borrowing capacity we had at the time of the IPO and dispositions of receivables in the ordinary course of business that do not exceed $1 billion); provided, that once GE’s beneficial ownership of our common stock decreases below 20%, the general threshold will be increased to $1 billion and the threshold for disposition of receivables portfolios in the ordinary course of business will be increased to $2 billion;

•	incurring or guaranteeing debt that would reasonably be expected to result in a downgrade of our publicly issued debt below specified ratings at the time of the IPO;

•	dissolving. liquidating or winding up our Company;

•	altering, amending, terminating or repealing, or adopting any provision inconsistent with, the provisions of our certificate of incorporation or our bylaws;

•	adopting or implementing any stockholder rights plan or similar takeover defense measure;

•	declaring or paying any dividend or other distribution in respect of our common stock;

•	repurchasing our common stock, subject to certain exceptions;

•	entering into a new principal line of business or entering into business outside of the United States and Canada; or

•	establishing an executive committee of our board of directors.
GE’s interests may differ from your interests and the interests of our stockholders, and therefore actions GE takes with respect to us, as a controlling or significant stockholder or under the Master Agreement, may not be favorable to you or our stockholders.
As long as GE owns a majority of our common stock, we will rely on certain of the exemptions from the corporate governance requirements of the NYSE available for “controlled companies”.
We are a “controlled company” within the meaning of the corporate governance listing standards of the New York Stock Exchange (“NYSE”) because GE continues to own more than 50% of our outstanding common stock. A “controlled company” may elect not to comply with certain corporate governance requirements of the NYSE. Consistent with this, the Master Agreement provides that, so long as we are a “controlled company,” we will elect not to comply with the requirements to have a majority of independent directors or to have the Nominating and Corporate Governance and Management Development and Compensation Committees of our board of directors consist entirely of independent directors. Six of our nine directors, including one member of the board of directors’ Nominating and Corporate Governance Committee and one member of the board of directors’ Management Development and Compensation Committee, do not qualify as “independent directors” under the applicable listing standards of the NYSE. As a result, you will not benefit from certain of the protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.
Our historical combined financial information does not reflect the results we would have achieved as a standalone company and may not be a reliable indicator of our future results.
The historical combined financial information included in this report does not reflect the financial condition, results of operations or cash flows we would have achieved as a standalone company during the periods presented and may not be a reliable indicator of our future results.

In addition, the historical combined financial information does not reflect the impact of any conditions or restrictions that may be imposed by the Federal Reserve Board in connection with the GE SLHC Deregistration and the Separation, including requiring higher capital or liquidity levels or restricting our business activities or growth. Accordingly, our historical combined financial information should not be relied upon as representative or indicative of what our financial condition or results of operations would have been had the IPO and related transactions occurred on the dates indicated. This information also should not be relied upon as representative or indicative of our future financial condition, results of operations or cash flows. For additional information relating to our historical combined financial information, see “Item 6. Financial Information.”
The obligations associated with being a public company will require significant resources and management attention.
As a result of the IPO, we became subject to the reporting requirements of the Exchange Act, and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and SEC rules under that act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act and SEC rules thereunder require, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. We have established all of the procedures and practices required as a subsidiary of GE but we will have additional procedures and practices to establish as a separate, standalone public company. As a result, we will incur significant legal, accounting and other expenses that we did not previously incur. Furthermore, the need to establish the corporate infrastructure necessary for a standalone public company may divert some of management’s attention from operating our business and implementing our strategy. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, we cannot predict or estimate the amount of additional costs we may incur in order to comply with these requirements.
The Sarbanes-Oxley Act and SEC rules require annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we file with the SEC, and, in the annual report for the next succeeding year, a report by our independent auditors addressing such assessments. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and the trading prices of our securities.
GE could engage in business and other activities that compete with us.
GE has agreed that, subject to certain exceptions, for two years after the GE SLHC Deregistration, it will not engage in the business of providing credit to consumers through: (i) private label credit cards or dual cards in conjunction with programs with retailers, merchants or healthcare providers primarily for the purchase of goods and services from the applicable retailer, merchant or healthcare provider or (ii) general purpose credit cards, in each case, in the United States and Canada. Our certificate of incorporation provides that, other than that non-compete agreement and any other contractual provisions to the contrary, GE will have no obligation to refrain from:

•	engaging in the same or similar business activities or lines of business as us; or

•	doing business with any of our partners, customers or vendors.
GE has significant financial services businesses, including owning a bank that takes deposits (in addition to the Bank), providing consumer financing outside the United States and Canada (including private label credit cards) and providing commercial financing (including inventory, floorplan and other financing to small and medium-sized businesses). GE continues to engage in these businesses. To the extent that GE engages in the same or similar business activities or lines of business as us, or engages in business with any of our partners, customers or vendors, our ability to successfully operate and expand our business may be hampered.

Conflicts of interest may arise between us and GE that could be resolved in a manner unfavorable to us.
Questions relating to conflicts of interest may arise between us and GE in a number of areas relating to our past and ongoing relationships. Five of our directors are current or former officers of GE and/or GECC. These directors and many of our senior executive officers also own GE stock and options to purchase GE stock, and all of them participate in GE pension plans. Ownership interests of our directors or officers in GE stock, or service as both a director of our Company and a director, officer and/or employee of GE and/or GECC, could give rise to potential conflicts of interest when a director or officer is faced with a decision that could have different implications for us as compared to GE and/or GECC. These potential conflicts could arise, for example, over matters such as the desirability of changes in our business and operations, funding and capital matters, regulatory matters, matters arising with respect to the Master Agreement and other agreements with GE, employee retention or recruiting, or our dividend policy.
The corporate opportunity policy set forth in our certificate of incorporation addresses certain potential conflicts of interest between our Company, on the one hand, and GE and its officers who are directors of our Company, on the other hand. Although these provisions are designed to resolve certain conflicts between us and GE fairly, we cannot assure you that any conflicts will be so resolved.
If GE distributes our stock to its stockholders in exchange for its common stock in a transaction that is intended to be tax-free to GE, we could have a material indemnification obligation to GE under the TSSA if we cause the distribution or certain related preliminary internal transactions to fail to qualify for tax-free treatment or in the case of certain significant transfers of our stock following such distribution.
GE has indicated that it currently intends to complete its exit from its investment in us by making a distribution of all of its remaining shares of our stock to its stockholders in exchange for GE’s common stock in a transaction that would be designed to qualify for tax-free treatment to GE and its stockholders under Section 355 of the Internal Revenue Code (the “Code”). Completion by GE of any such distribution is conditioned on, among other things, a private letter ruling from the IRS regarding certain issues relating to, and an opinion from tax counsel confirming, the tax-free treatment under Section 355 of the Code of the distribution and the tax-free treatment of a series of preliminary transactions that would be required prior to implementing the distribution. The IRS ruling and the opinion of tax counsel will rely on certain facts, assumptions, representations and undertakings from GE and us regarding the past and future conduct of GE’s and our businesses and other matters. If any of these facts, assumptions, representations or undertakings is incorrect or not otherwise satisfied, GE may not be able to rely on the IRS ruling or the opinion of tax counsel. Accordingly, notwithstanding the IRS ruling and the opinion of tax counsel, the IRS could determine that the distribution (or any of the preliminary transactions) is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion that are not covered by the IRS ruling, or for other reasons, including as a result of certain significant changes in the stock ownership of GE or us after the distribution. If the distribution (or any of the preliminary transactions) is determined to be taxable, GE could incur significant tax liabilities, and under the tax sharing and separation agreement (the “TSSA”) we entered into with GE at the completion of the IPO, we may be required to indemnify GE for any such liabilities if the liability is caused by any action or inaction undertaken by us following the completion of the IPO or as a result of any direct or indirect transfers of our stock following the distribution.
In order to preserve the tax-free status of the distribution and the preliminary transactions to GE, the TSSA includes a provision generally prohibiting us from taking action after the completion of the IPO that would cause the distribution (or the preliminary transactions) to become taxable. As a result, and given our indemnity obligation to GE under the TSSA for tax liabilities incurred by GE as a result of a breach of these provisions by us or as a result of any direct or indirect transfers of our stock following the distribution, we may be required to forgo certain significant transactions that would otherwise have been advantageous to us for a period of time following the distribution, such as certain dispositions of our assets or issuances of our stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2. PROPERTIES.
Facilities
____________________________________________________________________________________________
Our corporate headquarters are located on a site in Stamford, Connecticut that we lease from a third party.
We maintain small offices at a few of our United States partner locations pursuant to servicing, lease or license agreements. We also have several locations (in addition to those set forth below) where we use space leased or owned by GE or GECC and we intend to either exit or relocate these operations to other space to be leased directly by us.
We believe our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our operations.
The table below sets out selected information on our principal facilities.

Location	Owned/Leased(1)
Corporate Headquarters:
Stamford, CT	Leased

Bank Headquarters:
Draper, UT	Leased

Payment Processing Centers:
Atlanta, GA	Leased
Longwood, FL	Leased

Customer Service Centers:
Canton, OH	Leased
Charlotte, NC	Leased
Frisco, TX	Leased
Hyderabad, India	Leased
Kettering, OH	Leased
Manila, Philippines	Leased
Manila, Philippines (Alabang)	Leased
Merriam, KS	Owned
Phoenix, AZ	Leased
Rapid City, SD	Leased
San Juan, PR	Leased

Other Support Centers:
Alpharetta, GA	Leased
Bellevue, WA	Leased
Bentonville, AR	Leased
Chicago, IL	Leased
Costa Mesa, CA	Leased
San Francisco, CA	Leased
San Jose, CA	Leased
St. Paul, MN	Leased
Van Buren, MI	Leased
Walnut Creek, CA	Leased

Bank Retail Branch Location:
Bridgewater, NJ	Leased
_______________________

(1)
In connection with the IPO, certain of these leased properties were assigned to us by GECC. In some cases, GECC continues to have liability for obligations under the leases, and we have agreed to indemnify GECC for any costs or expenses related to those obligations.

ITEM 3. LEGAL PROCEEDINGS.
For a discussion concerning our legal proceedings, see Note 18. Legal Proceedings and Regulatory Matters to our consolidated and combined financial statements.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II.

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
Market Information
Our common stock trades on the New York Stock Exchange.
The following table reflects the range of the high and low sale price per share of our common stock, as reported on The New York Stock Exchange for the periods indicated.

	Common stock market price
($ in dollars)	High	Low
2014
Fourth quarter	$30.50	$24.20
Third quarter(1)	25.79	22.93
______________________

(1)	Trading commenced July 31, 2014. Prior to that date, there was no public trading market for our common stock.
Holders
At February 17, 2015, the approximate number of holders of record of common stock was 152.
Dividends
Dividend Policy. In connection with our application to the Federal Reserve Board described above and the Separation, we expect to continue to increase our capital and liquidity levels by, among other things, retaining net earnings and not paying a dividend or returning capital through stock repurchases until our application to the Federal Reserve Board is approved. Thereafter, our board of directors intends to consider a policy for paying dividends and may consider stock repurchases, in each case consistent with maintaining capital ratios well in excess of minimum regulatory requirements. The declaration and amount of any future dividends to holders of our common stock or stock repurchases will be at the discretion of our board of directors and will depend on many factors, including the financial condition, earnings, capital and liquidity requirements of us and the Bank, applicable regulatory restrictions (including any restrictions that may be imposed in connection with the Separation), corporate law and contractual restrictions (including restrictions contained in the Bank Term Loan and the GECC Term Loan) and other factors that our board of directors deems relevant.
As a savings and loan holding company, our ability to pay dividends to our stockholders or to repurchase our stock is subject to regulation by the Federal Reserve Board. In addition, as a holding company, we rely significantly on dividends, distributions and other payments from the Bank to fund dividends to our stockholders. The ability of the Bank to make dividends and other distributions and payments to us is subject to regulation by the OCC and the Federal Reserve Board. See “Item 1A. Risk Factors—Risks Relating to Regulation—Failure by Synchrony, the Bank and, until the GE SLHC Deregistration, GECC to meet applicable capital adequacy rules could have a material adverse effect on us” and “—We may pay dividends or repurchase our common stock, which may reduce the amount of funds available to satisfy our indebtedness; the Bank is subject to restrictions that limit its ability to pay dividends to us, which could limit our ability to make payments on our indebtedness-” and “Regulation—Savings Association Regulation—Dividends and Stock Repurchases”.
Payment of Dividends to GE. During the years ended December 31, 2014, 2013 and 2012, we made net transfers to our parent of $603 million, $586 million and $1,869 million, respectively. We did not make any net transfer to our parent subsequent to June 30, 2014 and prior to the closing of the IPO. Following the IPO, GE will receive dividends only in its capacity as a stockholder on the same basis as stockholders generally.

Securities Authorized for Issuance under Equity Compensation Plans
For information regarding compensation plans under which equity securities are authorized for issuance, see Note 14. Equity and Other Stock Related Information to the consolidated and combined financial statements in Part II, "Item 8. Financial Statements and Supplementary Data” of this Form 10-K Report.
Performance Graph
The following graph compares the cumulative total stockholders return (rounded to the nearest whole dollar) of the Company's common stock, the S&P 500 Stock Index and the S&P 500 Financials Index for the period from July 31, 2014 through December 31, 2014. The graph assumes an initial investment of $100 on July 31, 2014, the date the Company began trading on the NYSE following the IPO. The cumulative returns include stock price appreciation and assume full reinvestment of dividends. This graph does not forecast future performance of the Company's common stock.

$140.00
$130.00
$120.00
$110.00
$100.00
7/31/2014
8/31/2014
9/30/2014
10/31/2014
11/30/2014
12/31/2014
Synchrony Financial
S&P 500
S&P 500 Financials

	July 31, 2014	December 31, 2014
Synchrony Financial	$100.00	$129.35
S&P 500	100.00	106.64
S&P 500 Financials	100.00	110.42

ITEM 6. FINANCIAL INFORMATION.
Selected Financial Data
____________________________________________________________________________________________
Consolidated and Combined Statements of Earnings Information

	Years Ended December 31,
($ in millions, except per share data)	2014	2013	2012	2011	2010
Interest income	$12,242	$11,313	$10,309	$9,141	$8,760
Interest expense	922	742	745	932	1,094
Net interest income	11,320	10,571	9,564	8,209	7,666
Retailer share arrangements	(2,575)	(2,373)	(1,984)	(1,428)	(989)
Net interest income, after retailer share arrangements	8,745	8,198	7,580	6,781	6,677
Provision for loan losses	2,917	3,072	2,565	2,258	3,151
Net interest income, after retailer share arrangements and provision for loan losses	5,828	5,126	5,015	4,523	3,526
Other income	485	500	484	497	481
Other expense	2,927	2,484	2,123	2,010	1,978
Earnings before provision for income taxes	3,386	3,142	3,376	3,010	2,029
Provision for income taxes	1,277	1,163	1,257	1,120	760
Net earnings	$2,109	$1,979	$2,119	$1,890	$1,269
Weighted average shares outstanding (in millions)
Basic	757.4	705.3	705.3	705.3	705.3
Diluted	757.6	705.3	705.3	705.3	705.3
Earnings per share
Basic	$2.78	$2.81	$3.00	$2.68	$1.80
Diluted	$2.78	$2.81	$3.00	$2.68	$1.80

Consolidated and Combined Statements of Financial Position Information

($ in millions)	At December 31,
	2014	2013	2012	2011(1)	2010
Assets:
Cash and equivalents	$11,828	$2,319	$1,334	$1,187	$219
Investment securities	1,598	236	193	198	116
Loan receivables	61,286	57,254	52,313	47,741	45,230
Allowance for loan losses	(3,236)	(2,892)	(2,274)	(2,052)	(2,362)
Loan receivables held for sale	332	—	—	—	—
Goodwill	949	949	936	936	938
Intangible assets, net	519	300	255	252	227
Other assets	2,431	919	705	1,853	4,438
Assets of discontinued operations	—	—	—	—	1,847
Total assets	$75,707	$59,085	$53,462	$50,115	$50,653
Liabilities and Equity:
Total deposits	$34,955	$25,719	$18,804	$17,832	$13,798
Total borrowings	27,460	24,321	27,815	25,890	30,936
Accrued expenses and other liabilities	2,814	3,085	2,261	2,065	1,600
Liabilities of discontinued operations	—	—	—	—	13
Total liabilities	65,229	53,125	48,880	45,787	46,347
Total equity	10,478	5,960	4,582	4,328	4,306
Total liabilities and equity	$75,707	$59,085	$53,462	$50,115	$50,653
_______________________

(1)	In 2011, we completed the sale of a discontinued business operation. The selected earnings information presented above is of continuing operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated and combined financial statements and related notes included elsewhere in this report. The discussion below contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations. See “Cautionary Note Regarding Forward-Looking Statements.”

Introduction and Business Overview
____________________________________________________________________________________________

We are one of the premier consumer financial services companies in the United States. We provide a range of credit products through programs we have established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” During 2014, we financed $103.1 billion of purchase volume, and at December 31, 2014, we had $61.3 billion of loan receivables and 64.3 million active accounts. For the year ended December 31, 2014, we had net earnings of $2.1 billion, representing a return on assets of 3.2%.
We offer our credit products primarily through our wholly-owned subsidiary, Synchrony Bank. Through the Bank, we offer a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”). We are continuing to expand our direct banking operations to increase our deposit base as a source of stable and diversified low cost funding for our credit activities. We had $35.0 billion in deposits at December 31, 2014.
Our Initial Public Offering

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
Debt Financings

In connection with the IPO, we repaid all of our existing related party debt owed to GECC outstanding on the closing date of the IPO, which totaled $8.0 billion. We also entered into new term loan facilities with both third-party lenders (the “Bank Term Loan”) and GECC (the “GECC Term Loan”). The borrowings under these facilities at December 31, 2014 were $8.2 billion and $655 million, respectively. Subsequent to December 31, 2014, we made additional prepayments in the aggregate to these facilities of $2.5 billion and $206 million, respectively. The borrowings under the Bank Term Loan and GECC Term Loan following these additional prepayments were $5.7 billion and $449 million, respectively.

In August 2014, we also issued a total of $3.6 billion principal amount of unsecured senior notes with various maturities ranging from 2017 through 2024. In addition, in February 2015, we issued a total of $1.0 billion principal amount of unsecured senior notes maturing in 2020. See Funding, Liquidity and Capital Resources - Funding Sources - Third-Party Debt for additional information on these facilities and unsecured senior notes.
Agreements with GE and Affiliates

In connection with the IPO, we entered into a master agreement and a number of other agreements with GE and GECC setting forth various matters governing our relationship with GE and GECC following the completion of the IPO. See Note 16. Related Party Transactions to our consolidated and combined financial statements for additional information on these agreements with GE and GECC.

Our Sales Platforms
____________________________________________________________________________________________
We conduct our operations through a single business segment. Profitability and expenses, including funding costs, loan losses and operating expenses, are managed for the business as a whole. Substantially all of our operations are within the United States. We offer our products through three sales platforms (Retail Card, Payment Solutions and CareCredit). Those platforms are organized by the types of products we offer and the partners we work with, and are measured on platform revenues, loan receivables, new accounts and other sales metrics. See “Item 1. Business - Our Sales Platforms.”
______________________

(1)	For a definition of platform revenue, which is a non-GAAP measure, and its reconciliation to interest and fees on loans, see “Results of Operations - Platform Analysis - Non-GAAP Measure” below.
Retail Card
Retail Card is a leading provider of private label credit cards, and also provides Dual Cards and small and medium-sized business credit products. Our patented Dual Cards are credit cards that function as private label credit cards when used to purchase goods and services from our partners and as general purpose credit cards when used elsewhere. We offer one or more of these products primarily through 19 national and regional retailers with which we have ongoing program agreements. The average length of our relationship with these Retail Card partners is 16 years. Retail Card’s platform revenue consists of interest and fees on our loan receivables, plus other income, less retailer share arrangements. Other income primarily consists of interchange fees earned on Dual Card transactions (when the card is used outside of our partners' sales channels) and fees paid to us by customers who purchase our debt cancellation products, less loyalty program payments. Substantially all of the credit extended in this platform is on standard terms.
Payment Solutions
Payment Solutions is a leading provider of promotional financing for major consumer purchases, offering primarily private label credit cards and installment loans. At December 31, 2014, Payment Solutions offered these products through approximately 63,000 participating partners consisting of national and regional retailers, local merchants, manufacturers, buying groups and industry associations. Substantially all of the credit extended in this platform is promotional financing. Payment Solutions’ platform revenue primarily consists of interest and fees on our loan receivables, including “merchant discounts,” which are fees paid to us by our partners in almost all cases to compensate us for all or part of foregone interest revenue associated with promotional financing.

CareCredit
CareCredit is a leading provider of promotional financing to consumers for elective healthcare procedures or services, such as dental, veterinary, cosmetic, vision and audiology. At December 31, 2014, we had a network of CareCredit providers that collectively have approximately 186,000 locations, the vast majority of which are individual or small groups of independent healthcare providers, through which we offer a CareCredit branded private label credit card. Substantially all of the credit extended in this platform is promotional financing. CareCredit’s platform revenue primarily consists of interest and fees on our loan receivables, including merchant discounts.

Our Credit Products
____________________________________________________________________________________________
Through our platforms, we offer three principal types of credit products: credit cards, commercial credit products and consumer installment loans. See “Item 1. Business - Our Credit Products.”
The following table sets forth each credit product by type and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at December 31, 2014.

Credit Product	Standard Terms	Promotional Offer	Total
Credit cards	67.7%	28.4%	96.1%
Commercial credit products	2.2	—	2.2
Consumer installment loans	—	1.7	1.7
Total	69.9%	30.1%	100.0%
Credit Cards
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

•
Dual Cards. Our patented Dual Cards are credit cards that function as private label credit cards when used to purchase goods and services from our partners and as general purpose credit cards when used elsewhere. Credit extended under our Dual Cards typically is extended under standard terms only. Currently, only Retail Card offers Dual Cards. At December 31, 2014, we offered Dual Cards through 14 of our 19 active Retail Card programs.

Commercial Credit Products
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
Installment Loans
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

Business Trends and Conditions
____________________________________________________________________________________________
We believe our business and results of operations will be impacted in the future by various trends and conditions, including the following:

•
Growth in loan receivables and interest income. We believe continuing improvement in the U.S. economy and employment rates will contribute to an increase in consumer credit spending. In addition, we expect the use of credit cards to continue to increase versus other forms of payment such as cash and checks. We anticipate that these trends, combined with our marketing and partner engagement strategies, will contribute to growth in our loan receivables. In the near-to medium term, we expect our total interest income to continue to grow, driven by the expected growth in average loan receivables. Our historical growth rates in loan receivables and interest income have benefited from new partner acquisitions, and therefore, if we do not continue to acquire new partners, replace the Retail Card programs that are not being extended or otherwise grow our business, our growth rates in loan receivables and interest income in the future will be lower than in recent periods. In addition, we do not expect to make any significant changes to customer pricing or merchant discount pricing in the near term, and therefore we expect yields generated from interest and fees on interest-earning assets will remain relatively stable

•
Changing funding mix and increased funding costs. Prior to the IPO, the related party debt provided by GECC and its affiliates was one of our key funding sources. Following the IPO, and repayment of all then-outstanding related party debt, our primary funding sources are now comprised of cash from operations, deposits (direct and brokered deposits), securitized financings and third-party debt. Over time, we expect to raise additional unsecured debt financing and continue to increase our level of direct deposits, while using a portion of this funding to repay, in advance of the Separation, all or a substantial portion of the remaining transitional funding from the GECC Term Loan, increase liquidity levels and support growth in our business. As a result of the growth in our third-party borrowings, our funding costs in the aggregate have increased following the IPO. At December 31, 2014, our third-party borrowings increased by approximately $11.8 billion compared to December 31, 2013. We expect the following factors to continue to impact our funding costs:

•	continued growth in our direct deposits as a source of stable and low cost funding;

•
the changing mix in our funding sources, as our historical related party debt was replaced during 2014 by higher cost funding provided by third-party credit facilities, unsecured debt financing and transitional funding from the GECC Term Loan; and

•	a rising interest rate environment

•
Extended duration of program agreements. We have extended many of our 40 largest program agreements, and as a result, we expect to continue to benefit from these programs on a long-term basis as indicated by the following expiration schedule, which indicates for each period the number of programs scheduled to expire and the proportion of platform revenue that these programs comprised for the year ended December 31, 2014.

Scheduled program expiration[1]

28.3%
15.6%
11.4%
6.9%
4.8%
5.0%
1.9%
2015
2016
2017
2018
2019
2020
2021+(2)
Programs
4
5
7
10
4
3
7

______________________

(1)	Percentages stated as a proportion of total platform revenue for the year ended December 31, 2014.

(2)
In February 2015, we extended our program agreement with Amazon, a Retail Card partner. The contractual expiration date following the extension of this program agreement is reflected in the above chart.

A total of 30 of our 40 largest program agreements now have an expiration date in 2017 or beyond. These 30 program agreements represented in the aggregate 67.2% of our total platform revenue for the year ended December 31, 2014 and 73.3% of our total loan receivables, including loan receivables held for sale, at December 31, 2014. In addition, we do not expect our program agreement with one of our 40 largest programs to extend beyond its current expiration date of October 2016. This program agreement represented 3.2% of our total platform revenue and 1.6% of our retailer share arrangements, in each case for the year ended December 31, 2014, and 2.5% of our total loan receivables, including loan receivables held for sale, at December 31, 2014.

•
Increases in retailer share arrangement payments and other expense under extended program agreements. We believe that as a result of both the overall growth of our programs generally as well as amendments we have made to the terms of certain program agreements that we extended during 2014, the payments we make to our partners under these extended retailer share arrangements, in the aggregate, are likely to increase both in absolute terms and as a percentage of our net earnings. These increases will be offset in part by decreases in retailer share arrangement payments made to those partners whose programs are not being extended. Overall, we expect our payments to our partners under our retailer share arrangements to grow generally in line with the growth of our Retail Card loan receivables.

In addition, under the terms of certain program agreements we have recently extended, we have agreed to dedicate increased marketing expense and other investments to promote these programs. We expect to benefit from these increased payments and other expense, as they will create additional incentives for our partners to support their programs and, in the case of increased marketing expense and other investments, directly promote these programs, all of which we expect will have a positive impact on purchase volume and result in higher loan receivables and increased interest and fees on loans. We also expect to benefit from the extended duration of our amended program agreements.

•
Stable asset quality and enhancements to allowance for loan loss methodology. Our credit performance continued to improve through 2014. Our net charge-off rates decreased to 4.51% for the year ended December 31, 2014 from 4.68% for the year ended December 31, 2013, and our over-30 day delinquency rate decreased to 4.14% at December 31, 2014 from 4.35% at December 31, 2013, which are lower year-end levels than we experienced immediately prior to the financial crisis in 2007. In the near term, we expect the U.S. employment rate to continue to stabilize, and we do not anticipate making significant changes to our underwriting standards. Accordingly, we expect our charge-off rates to remain relatively stable in the near term.

During 2012 and 2013, we enhanced our methodology for determining our allowance for loan losses, and as a result, we recognized incremental provisions of $343 million and $642 million in 2012 and 2013, respectively. We continue to review and evaluate our methodology and models, and we will implement further enhancements or changes to them, as needed.

•
Increases in other expense to operate as a fully independent company. We have experienced and expect to continue to experience increases in other expense in order to operate as a fully independent public company. The components include increases in our advertising and marketing expense, corporate governance, risk management, capital planning, treasury, information technology, compliance, regulatory, internal audit and other control operations and infrastructure that is necessary to enable us to operate as a fully standalone company. We expect this incremental increase in our annual run rate of other expense to be fully incurred in 2015 after giving effect to anticipated savings from the reductions in corporate allocations by GE and transitional service payments to GE following the Separation.

Apart from the increase related to Separation, we expect our expenses to continue to grow largely in line with business growth.

•
Impact of regulatory developments. For the years ended December 31, 2014 and 2013, we incurred $26 million and $133 million, respectively, in expenses related to litigation and regulatory matters. The expenses incurred in 2013, primarily related to an increase to our reserve for the matters settled with the CFPB and the DOJ in late 2013 and 2014. See “Item 1. Business—Regulation—Consumer Financial Services Regulation.”

•
Increased capital and liquidity levels. We expect to maintain sufficient capital and liquidity resources to support our daily operations, our business growth, our credit ratings as well as regulatory and compliance requirements in a cost effective and prudent manner through expected and unexpected market environments. In connection with our application to the Federal Reserve Board described above and the Separation, we expect to continue to increase our capital and liquidity levels by, among other things, retaining net earnings and not paying a dividend or returning capital through stock repurchases until our application to the Federal Reserve Board is approved. Thereafter, our board of directors intends to consider a policy for paying dividends and may consider stock repurchases, in each case consistent with maintaining capital ratios well in excess of minimum regulatory requirements. At December 31, 2014, the Company had an estimated fully phased-in Basel III Tier 1 common ratio of 14.5%. We also expect that our liquidity portfolio will continue to grow in line with growth in our assets.

Seasonality
____________________________________________________________________________________________
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

Results of Operations
____________________________________________________________________________________________
Key Earnings Metrics
Growth Metrics

Purchase volume

$ in billions

$85.9
$93.9
$103.1
2012
2013
2014

Loan receivables

$ in billions

$52.3
$57.3
$61.3
2012
2013
2014

Active accounts

Average active accounts in millions

53.0
56.3
60.0
2012
2013
2014

Platform revenue

$ in millions

$8,800
$9,422
$10,126
2012
2013
2014

Asset Quality Metrics
Funding and Liquidity

Highlights for Year Ended December 31, 2014
Below are highlights of our performance for the year ended December 31, 2014 compared to the year ended December 31, 2013, as applicable, except as otherwise noted.

•
Net earnings increased 6.6% to $2,109 million for the year ended December 31, 2014, driven by higher net interest income and a reduction in our provision for loan losses, partially offset by increases in retailer share arrangements and other expenses.

•	Loan receivables increased 7.0% to $61,286 million at December 31, 2014 compared to December 31, 2013, primarily driven by higher purchase volume and average active account growth.

•	Net interest income increased 7.1% to $11,320 million for the year ended December 31, 2014, primarily due to higher average loan receivables.

•
Retailer share arrangements increased 8.5% to $2,575 million for the year ended December 31, 2014, primarily as a result of improved performance, and the growth of the programs in which we have retailer share arrangements, as well as from changes to the terms of the retailer share arrangements for those partners with whom we extended program agreements in late 2013 and in 2014.

•
Loan delinquencies as a percentage of period-end loan receivables decreased with the over-30 day delinquency rate decreasing to 4.14% at December 31, 2014 from 4.35% at December 31, 2013, driven by continued improvement in the U.S. economy and employment rates. Net charge-off rates decreased to 4.51% for the year ended December 31, 2014, from 4.68% for the year ended December 31, 2013.

•
Provision for loan losses decreased by $155 million, or 5.0%, to $2,917 million for the year ended December 31, 2014.  This decrease was driven primarily as a result of an incremental provision of $642 million recorded during 2013 relating to the enhancements to our allowance for loan loss methodology, which was not repeated in 2014.  This decrease was partially offset by increased provisions in 2014 primarily driven by portfolio growth.  Our allowance coverage ratio (allowance for loan losses as a percent of end of period loan receivables) increased to 5.28% at December 31, 2014, as compared to 5.05% at December 31, 2013, reflecting a transition to a stable credit outlook at December 31, 2014 from an improving outlook at December 31, 2013.

•
Other expense increased to $2,927 million from $2,484 million for the years ended December 31, 2014 and 2013, respectively, driven by business growth, increased marketing investments and incremental costs associated with building our standalone infrastructure.

•
We completed the initial public offering of a total of 128.5 million shares of our common stock and our new debt financings which increased our indebtedness with third parties and reduced our funding from GECC. The net proceeds from these transactions increased our liquidity portfolio by $7.3 billion. Our liquidity portfolio, including undrawn credit facilities, was $19.0 billion at December 31, 2014.

•
We have invested in our direct banking activities to grow our deposit base. Total deposits have increased 35.9% to $35.0 billion at December 31, 2014, compared to December 31, 2013, driven primarily by growth in our direct deposits of 79.1% to $19.7 billion at December 31, 2014.

•
During the year ended December 31, 2014, we extended five program agreements in Retail Card (American Eagle, Gap Inc., Lowe's, QVC and Sam’s Club), and in February 2015, we extended our program agreement with Amazon. These programs represented, in the aggregate $22.2 billion in loan receivables at December 31, 2014. In addition, we extended our program agreement with PayPal until October 2016 and do not expect it to extend beyond that date. Based on notices received to date, existing program agreements with three Retail Card partners representing $0.5 billion in loan receivables, including loan receivables held for sale, at December 31, 2014, are not expected to be renewed.

•
During the year ended December 31, 2014, we entered into an agreement with BP, for a Retail Card program we expect to commence in mid-2015, and which we expect will become one of our 20 largest program agreements.

•
In our Payment Solutions sales platform, we increased the number of participating partners in our network by over 2,000 partners, compared to the number of partners at December 31, 2013. In our CareCredit network, we increased the number of provider locations by over 9,000 locations, compared to the number of locations at December 31, 2013.

Highlights for Year Ended December 31, 2013
Below are highlights of our performance in 2013. These highlights generally are based on a comparison between our 2013 and 2012 results, except as otherwise noted.

•
Net earnings decreased 6.6% to $1,979 million for the year ended December 31, 2013 driven primarily by an increase in our provision for loan losses as a result of enhancements to our allowance for loan loss methodology.

•
Loan receivables increased 9.4% to $57,254 million at December 31, 2013 compared to December 31, 2012, primarily driven by purchase volume growth of 9.3% in 2013, which was driven by an increase in active accounts and higher purchase volume per account.

•
Net interest income increased 10.5% to $10,571 million in 2013 due to higher average loan receivables. Net interest income, after retailer share arrangements increased 8.2% to $8,198 million in 2013 as net interest income was offset in part by increased payments to partners under our retailer share arrangements.

•
Retailer share arrangements increased 19.6% to $2,373 million in 2013, primarily as a result of the growth and improved performance of the programs in which we have retailer share arrangements, as well as by changes to the terms of the retailer share arrangements for those partners with whom we extended programs agreements in 2013.

•
Loan delinquencies as a percentage of period-end loan receivables decreased with the over 30-day delinquency rate decreasing to 4.35% at December 31, 2013 from 4.58% at December 31, 2012. Reduced delinquency rates were driven by improvements in the quality of our loan receivables and continued improvement in the U.S. economy and employment rates. Net charge-off rates decreased to 4.68% in 2013 from 4.93% in 2012.

•
Provision for loan losses increased by $507 million, or 19.8%, to $3,072 million in 2013 as a result of enhancements to our allowance for loan loss methodology, offset in part by improved portfolio performance. Our allowance coverage ratio increased to 5.05% in 2013 from 4.35% in 2012.

•
Other expense increased to $2,484 million in 2013 from $2,123 million in 2012. The increase to other expense was driven primarily by a $133 million increase in our consumer regulatory expenses (primarily related to an increase in our reserves for the matters settled with the CFPB and the DOJ in late 2013 and 2014), $78 million increase in employee costs, $61 million increase in marketing expense, $35 million increase in professional fees and $24 million increase in GE allocations and assessments. These increases (excluding the consumer regulatory expenses) were predominantly driven by the growth in purchase volume, transactions and receivables of our business.

•
We acquired MetLife’s direct-to-consumer retail banking platform. Primarily as a result of the MetLife acquisition, we increased our deposit funding from 40% at December 31, 2012 to 51% of our total funding at December 31, 2013 (an increase of $6,915 million) while decreasing funding from securitized financings from 37% to 31% and related party debt from 23% to 18%.

•
In 2013, we launched new programs with 16 partners (two in Retail Card (EBates and Phillips 66) and 14 in Payment Solutions) and added 17,000 new providers to our CareCredit network. We extended four program agreements in Retail Card (Belk, Brooks Brothers, JCPenney and Walmart) and 55 program agreements in Payment Solutions, representing $16.7 billion in loan receivables at December 31, 2013, and did not extend agreements with 34 retailers in Payment Solutions, representing $0.1 billion in loan receivables at December 31, 2013.

Summary Earnings
The following table sets forth our results of operations for the periods indicated.

Years ended December 31 ($ in millions)	2014	2013	2012
Interest income	$12,242	$11,313	$10,309
Interest expense	922	742	745
Net interest income	11,320	10,571	9,564
Retailer share arrangements	(2,575)	(2,373)	(1,984)
Net interest income, after retailer share arrangements	8,745	8,198	7,580
Provision for loan losses	2,917	3,072	2,565
Net interest income, after retailer share arrangements and provision for loan losses	5,828	5,126	5,015
Other income	485	500	484
Other expense	2,927	2,484	2,123
Earnings before provision for income taxes	3,386	3,142	3,376
Provision for income taxes	1,277	1,163	1,257
Net earnings	$2,109	$1,979	$2,119

Other Financial and Statistical Data
The following table sets forth certain other financial and statistical data for the periods indicated.

At and for the years ended December 31 ($ in millions)	2014	2013	2012
Financial Position Data (Average):
Loan receivables, including held for sale	$57,101	$52,407	$47,549
Total assets	$66,152	$56,184	$49,905
Deposits	$30,350	$22,911	$17,514
Borrowings	$24,608	$25,209	$25,304
Total equity	$7,888	$5,121	$4,764
Selected Performance Metrics:
Purchase volume(1)	$103,149	$93,858	$85,901
Retail Card	$83,591	$75,739	$69,240
Payment Solutions	$12,447	$11,360	$10,531
CareCredit	$7,111	$6,759	$6,130
Average active accounts (in thousands)(2)	60,009	56,253	53,021
Net interest margin(3)	17.20%	18.78%	19.69%
Net charge-offs	$2,573	$2,454	$2,343
Net charge-offs as a % of average loan receivables, including held for sale	4.51%	4.68%	4.93%
Allowance coverage ratio(4)	5.28%	5.05%	4.35%
Return on assets(5)	3.2%	3.5%	4.2%
Return on equity(6)	26.7%	38.6%	44.5%
Equity to assets(7)	11.92%	9.11%	9.55%
Other expense as a % of average loan receivables, including held for sale	5.13%	4.74%	4.46%
Efficiency ratio(8)	31.7%	28.6%	26.3%
Effective income tax rate	37.7%	37.0%	37.2%
Selected Period End Data:
Loan receivables	$61,286	$57,254	$52,313
Allowance for loan losses	$3,236	$2,892	$2,274
30+ days past due as a % of period-end loan receivables	4.14%	4.35%	4.58%
90+ days past due as a % of period-end loan receivables	1.90%	1.96%	2.02%
Total active accounts (in thousands)(2)	64,286	61,957	57,099
__________________

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

Average Balance Sheet
The following tables set forth information for the periods indicated regarding average balance sheet data, which are used in the discussion of interest income, interest expense and net interest income that follow.

	2014			2013			2012
Years ended December 31 ($ in millions)	Average Balance(1)	Interest Income / Expense	Average Yield / Rate(2)	Average Balance(1)	Interest Income/ Expense	Average Yield / Rate(2)	Average Balance(1)	Interest Income/ Expense	Average Yield / Rate(2)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(3)	$8,230	$16	0.19%	$3,651	$10	0.27%	$787	$2	0.25%
Securities available for sale	487	10	2.05%	217	8	3.69%	189	7	3.70%
Other short-term investment securities	—	—	—%	—	—	—%	50	—	—%
Loan receivables(4):
Credit cards, including held for sale(5)	54,686	11,967	21.88%	49,704	11,015	22.16%	44,460	9,967	22.42%
Consumer installment loans	1,025	99	9.66%	1,336	129	9.66%	1,705	176	10.32%
Commercial credit products	1,373	149	10.85%	1,355	150	11.07%	1,366	156	11.42%
Other	17	1	5.88%	12	1	8.33%	18	1	5.56%
Total loan receivables	57,101	12,216	21.39%	52,407	11,295	21.55%	47,549	10,300	21.66%
Total interest-earning assets	65,818	12,242	18.60%	56,275	11,313	20.10%	48,575	10,309	21.22%
Non-interest-earning assets:
Cash and due from banks	881			552			475
Allowance for loan losses	(3,039)			(2,693)			(1,908)
Other assets	2,492			2,050			2,763
Total non-interest-earning assets	334			(91)			1,330
Total assets	$66,152			$56,184			$49,905
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$30,110	$470	1.56%	$22,405	$374	1.67%	$17,039	$362	2.12%
Borrowings of consolidated securitization entities	14,835	215	1.45%	16,209	211	1.30%	15,172	228	1.50%
Bank term loan	3,056	74	2.42%	—	—	—%	—	—	—%
Senior unsecured notes	1,382	50	3.62%	—	—	—%	—	—	—%
Related party debt	5,335	113	2.12%	9,000	157	1.74%	10,132	155	1.53%
Total interest-bearing liabilities	54,718	922	1.69%	47,614	742	1.56%	42,343	745	1.76%
Non-interest-bearing liabilities
Non-interest-bearing deposit accounts	240			506			475
Other liabilities	3,306			2,943			2,323
Total non-interest-bearing liabilities	3,546			3,449			2,798
Total liabilities	58,264			51,063			45,141
Equity
Total equity	7,888			5,121			4,764
Total liabilities and equity	$66,152			$56,184			$49,905
Interest rate spread(6)			16.91%			18.54%			19.46%
Net interest income		$11,320			$10,571			$9,564
Net interest margin(7)			17.20%			18.78%			19.69%
____________________

(1)
Average balances are based on monthly balances, including beginning of period balances, except where monthly balances are unavailable and quarterly balances are used. Collection of daily averages involves undue burden and expense. We believe our average balance sheet data appropriately incorporates the seasonality in the level of our loan receivables and is representative of our operations.

(2)	Average yields/rates are based on total interest income/expense over average monthly balances.

(3)	Includes average restricted cash balances of $331 million, $58 million and $55 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(4)	Non-accrual loans are included in the average loan receivables balances.

(5)	Interest income on credit cards includes fees on loans of $2,129 million, $2,029 million and $1,928 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(6)	Interest rate spread represents the difference between the yield on total interest-earning assets and the rate on total interest-bearing liabilities.

(7)	Net interest margin represents net interest income divided by average total interest-earning assets.
The following table sets forth the amount of changes in interest income and interest expense due to changes in average volume and average yield/rate. Variances due to changes in both average volume and average yield/rate have been allocated between the average volume and average yield/rate variances on a consistent basis based upon the respective percentage changes in average volume and average yield/rate.

	2014 vs. 2013			2013 vs. 2012
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
($ in millions)	Average Volume	Average Yield / Rate	Net Change	Average Volume	Average Yield / Rate	Net Change
Interest-earning assets:
Interest-earning cash and equivalents	$10	$(4)	$6	$8	$—	$8
Securities available for sale	7	(5)	2	1	—	1
Loan receivables:
Credit cards, including held for sale	1,092	(140)	952	1,163	(115)	1,048
Consumer installment loans	(30)	—	(30)	(36)	(11)	(47)
Commercial credit products	2	(3)	(1)	(1)	(5)	(6)
Other	—	—	—	—	—	—
Total loan receivables	1,064	(143)	921	1,126	(131)	995
Change in interest income from total interest-earning assets	$1,081	$(152)	$929	$1,135	$(131)	$1,004

Interest-bearing liabilities:
Interest-bearing deposit accounts	$122	$(26)	$96	$99	$(87)	$12
Borrowings of consolidated securitization entities	(19)	23	4	15	(32)	(17)
Related party debt	(73)	29	(44)	(18)	20	2
Bank term loan	74	—	74	—	—	—
Unsecured notes	50	—	50	—	—	—
Change in interest expense from total interest-bearing liabilities	154	26	180	96	(99)	(3)
Change in net interest income from total interest-earning assets	$927	$(178)	$749	$1,039	$(32)	$1,007

Interest Income
Interest income is comprised of interest and fees on loans, which includes merchant discounts provided by partners in almost all cases to compensate us for all or part of the promotional financing provided to their customers, and interest on cash and equivalents and investment securities. We include in interest and fees on loans any past due interest and fees deemed to be collectible. Direct loan origination costs on credit card loans are deferred and amortized on a straight-line basis over a one-year period and recorded in interest and fees on loans. For non-credit card receivables, direct loan origination costs are deferred and amortized over the life of the loan and recorded in interest and fees on loans.
We analyze interest income as a function of two principal components: average interest-earning assets and yield on average interest-earning assets. Key drivers of average interest-earning assets include:

•
purchase volumes, which are influenced by a number of factors including macroeconomic conditions and consumer confidence generally, our partners’ sales and our ability to increase our share of those sales;

•	payment rates, reflecting the extent to which customers maintain a credit balance;

•	charge-offs, reflecting the receivables that are deemed not to be collectible;

•	the size of our liquidity portfolio; and

•	portfolio acquisitions when we enter into new partner relationships.
Key drivers of yield on average interest-earning assets include:

•	pricing (contractual rates of interest, late fees and merchant discount rates);

•	changes to our mix of loans (e.g., the number of loans bearing promotional rates as compared to standard rates);

•	frequency of late fees incurred when account holders fail to make their minimum payment by the required due date;

•	credit performance and accrual status of our loans; and

•	yield earned on our liquidity portfolio.
Interest income increased by $929 million, or 8.2%, for the year ended December 31, 2014. This increase was driven primarily by growth in our loan receivables.

•
Average interest-earning assets. Interest-earning assets are comprised primarily of loan receivables. Average loan receivables, including loans held for sale, increased by $4,694 million, or 9.0%, for the year ended December 31, 2014. This increase in average loan receivables was driven primarily by higher purchase volume resulting from an increase in average active credit card accounts to 60.0 million for the year ended December 31, 2014 from 56.3 million for the year ended December 31, 2013.

•
Yield on average interest-earning assets. The yield on interest-earning assets decreased to 18.60% for the year ended December 31, 2014 from 20.10% for the year ended December 31, 2013, driven primarily by an increase in our average interest-earning cash and equivalents which earn a lower yield than our loan receivables. The yield on our average loan receivables decreased slightly to 21.39% for the year ended December 31, 2014 from 21.55% for the year ended December 31, 2013, reflecting the impact of higher payment rates from our customers.

Interest income increased by $1,004 million, or 9.7%, for the year ended December 31, 2013. This increase was driven primarily by the increase in average interest-earning assets, which contributed $1,135 million to interest income for the year ended December 31, 2013, partially offset by the decrease in the yield on interest-earning assets from 21.22% to 20.10%, which reduced interest income by $131 million. While yield on interest-earning loan receivables was relatively flat, the significant increase in the amount of cash and equivalents in our liquidity portfolio negatively impacted overall yield on interest-earning assets.

•
Average interest-earning assets. Interest-earning assets are comprised primarily of loan receivables. Average loan receivables increased by $4,858 million, or 10.2%, for the year ended December 31, 2013. This increase in average loan receivables was driven primarily by increased purchase volumes, as average annual purchase volume per account increased to $1,668 for the year ended December 31, 2013 from $1,620 for the year ended December 31, 2012, and the average active credit card accounts increased to 56.3 million for the year ended December 31, 2013 from 53.0 million for the year ended December 31, 2012. Our average account balance increased to $932 for the year ended December 31, 2013 from $897 for the year ended December 31, 2012, reflecting the increase in purchase volumes and lower payment rates. The increase in average loan receivables also reflects the addition of the assets related to the acquisition of the Phillips 66 portfolio, which was completed in the second quarter of 2013.

•
Yield on average interest-earning assets. The yield on interest-earning assets decreased to 20.10% for the year ended December 31, 2013 from 21.22% for the year ended December 31, 2012, driven primarily by yield on average interest-earning loan receivables and the size of our liquidity portfolio (which increased to $2,103 million for the year ended December 31, 2013 from $1,037 million for the year ended December 31, 2012). The lower interest yield on interest-earning loan receivables for the year ended December 31, 2013 was largely attributable to a decrease in late fees as a percentage of average interest-earning loan receivables.

Interest Expense
Interest expense is incurred on our interest-bearing liabilities, which consisted of interest-bearing deposit accounts, borrowings of consolidated securitization entities, related party debt provided by GECC, the Bank Term Loan and senior unsecured notes.
Key drivers of interest expense include:

•	the amounts outstanding of our borrowings, deposits and other funding sources;

•	the interest rate environment and its effect on interest rates paid on our funding sources; and

•	the changing mix in our funding sources among deposits, GECC financing and securitization borrowings and other third-party debt.
Interest expense increased by $180 million, or 24.3%, for the year ended December 31, 2014, driven primarily by increases in average interest-bearing liabilities of $7,104 million, or 14.9%. The increase in average interest-bearing liabilities for the year ended December 31, 2014 were driven primarily by increases of $7,705 million in our average interest-bearing deposit accounts, as well as from the new third-party debt incurred in connection with the IPO, partially offset by a reduction in average borrowings under our securitization programs and our related party debt. Our cost of funds increased to 1.69% for the year ended December 31, 2014 from 1.56% for the year ended December 31, 2013.
Interest expense decreased slightly by $3 million, or 0.4%, for the year ended December 31, 2013, driven by a lower average cost of funds (1.56% for the year ended December 31, 2013 versus 1.76% for the year ended December 31, 2012). This decrease was substantially offset by an increase in average interest-bearing liabilities, to $47,614 million for the year ended December 31, 2013, from $42,343 million for the year ended December 31, 2012.

Net Interest Income
Net interest income represents the difference between interest income and interest expense. We expect net interest income as a percentage of interest-earning assets to be influenced by changes in the interest rate environment, changes in our mix of products, the level of loans bearing promotional rates as compared to our standard rates, credit performance of our loans and changes in the amount and composition of our interest-bearing liabilities.
Net interest income increased by $749 million, or 7.1%, for the year ended December 31, 2014, driven by growth in loan receivables, partially offset by higher interest expense and a decrease in our yield on interest-earning assets due to a higher average interest-earning cash and equivalents balance.
Net interest income increased by $1,007 million, or 10.5%, for the year ended December 31, 2013, driven primarily by an increase in average interest-earning receivables.
Retailer Share Arrangements
Most of our Retail Card program agreements and certain other program agreements contain retailer share arrangements that provide for payments to our partner if the economic performance of the program exceeds a contractually defined threshold. These arrangements are designed to align our interests and provide an additional incentive to our partners to promote our credit products. Although the share arrangements vary by partner, these arrangements are generally structured to measure the economic performance of the program, based typically on agreed upon program revenues (including interest income and certain other income) less agreed upon program expenses (including interest expense, provision for loan losses, retailer payments and operating expenses), and share portions of this amount above a negotiated threshold. The threshold and economic performance of a program that are used to calculate payments to our partners may be based on, among other things, agreed upon measures of program expenses rather than our actual expenses, and therefore increases in our actual expenses (such as funding costs or operating expenses) may not necessarily result in reduced payments under our retailer share arrangements. These arrangements are typically designed to permit us to achieve an economic return before we are required to make payments to our partners based on the agreed contractually defined threshold. Our payments to partners pursuant to these retailer share arrangements have increased in recent years (both in absolute terms and as a proportion of interest income), partially as a result of the growth of our receivables related to programs with retailer share arrangements and improvements in the credit performance of these receivables. In addition, we have made changes to the terms of certain program agreements that have been re-negotiated in the past few years that have contributed to the increase in payments to partners pursuant to retailer share arrangements.
We believe that our retailer share arrangements have been effective in helping us to grow our business by aligning our partners’ interests with ours. We also believe that changes to the terms of certain program agreements that have contributed to the increase in our retailer share arrangement payments will help us to grow our business by providing an additional incentive to the relevant partners to promote our credit products going forward. Payments to partners pursuant to these retailer share arrangements would generally decrease, and mitigate the impact on our profitability, in the event of declines in the performance of the programs or the occurrence of other unfavorable developments that impact the calculation of payments to our partners pursuant to our retailer share arrangements.
Retailer share arrangements increased by $202 million, or 8.5%, for the year ended December 31, 2014, driven by the growth and improved performance of the programs in which we have retailer share arrangements, including the effect of a lower provision for loan losses. The increase was also driven by changes to the terms of the retailer share arrangements for those partners with whom we extended program agreements in the second half of 2013 and in 2014.
Retailer share arrangements increased by $389 million, or 19.6%, for the year ended December 31, 2013. This increase was driven by the growth and improved performance of the programs in which we have retailer share arrangements, as well as by changes to the terms of the retailer share arrangements for those partners with whom we extended program agreements in 2013.

Provision for Loan Losses
Provision for loan losses is the expense related to maintaining the allowance for loan losses at an appropriate level to absorb the estimated probable losses inherent in the loan portfolio at each period end date. Provision for loan losses in each period is a function of net charge-offs (gross charge-offs net of recoveries) and the required level of the allowance for loan losses. During 2012 we began a process to enhance our allowance for loan losses methodology by revising our estimates to determine the incurred loss period for each type of loss (i.e., aged, fraud, deceased, settlement, other non-aged and bankruptcy) by partner. This enhancement resulted in a more granular portfolio segmentation analysis, by loss type, included a qualitative assessment of the adequacy of the portfolio’s allowance for loan losses, which compared the allowance for losses to projected net charge-offs over the next 12 months, in a manner consistent with regulatory guidance, and was designed to provide a better estimate of the date of a probable loss event and length of time required for a probable loss event to result in a charge-off. We continue to review and evaluate our methodology, models and the underlying assumptions, estimates and assessments we use, and we will implement further enhancements or changes to them, as needed.
Provision for loan losses decreased by $155 million, or 5.0%, for the year ended December 31, 2014.  This decrease was driven primarily as a result of an incremental provision of $642 million recorded in 2013 relating to the enhancements to our allowance for loan loss methodology, which was not repeated in the current period.  This decrease was partially offset by increased provisions in 2014 primarily related to portfolio growth.  Our allowance coverage ratio (allowance for loan losses as a percent of period-end loan receivables) increased to 5.28% at December 31, 2014, as compared to 5.05% at December 31, 2013, reflecting a transition to a stable credit outlook at December 31, 2014 from an improving outlook at December 31, 2013.
Provision for loan losses increased by $507 million, or 19.8%, for the year ended December 31, 2013. This increase was driven primarily by the enhancements to our allowance for loan loss methodology referred to above and loan receivables growth, which was offset in part by lower provisions as a result of improvements to our delinquency and charge-off rates.
Other Income

Years ended December 31 ($ in millions)	2014	2013	2012
Interchange revenue	$389	$324	$287
Debt cancellation fees	275	324	309
Loyalty programs	(281)	(213)	(199)
Other	102	65	87
Total other income	$485	$500	$484
Interchange revenue
We earn interchange fees on Dual Card transactions outside of our partners’ locations, based on a flat fee plus a percent of the purchase amount. We also process general purpose card transactions for some Payment Solutions and CareCredit partners as their acquiring bank, for which we obtain an interchange fee. Growth in interchange revenue has been, and is expected to continue to be, driven primarily by growth in our Dual Card product.
Interchange revenue increased by $65 million, or 20.1%, for the year ended December 31, 2014, and by $37 million, or 12.9%, for the year ended December 31, 2013, due to increases in Dual Card purchase volume outside of our retail partners' sales channels.
Debt cancellation fees
Debt cancellation fees relate to payment protection products purchased by our credit card customers. Customers who choose to purchase these products are charged a monthly fee based on their account balance. In return, we will cancel all or a portion of a customer’s credit card balance in the event of certain qualifying life events. In October 2012, we ceased debt cancellation product sales via phone calls to our customer service department and began to only offer the product online and, on a limited basis, by direct mail, which has led to a decrease in new enrollments for this product and is expected to result in a lower level of income generated by this product in the future as the balances of existing accounts enrolled in this program decrease over time.

Debt cancellation fees decreased by $49 million, or 15.1%, for the year ended December 31, 2014, driven by fewer customers being enrolled in the product.
Debt cancellation fees increased by $15 million, or 4.9%, for the year ended December 31, 2013, driven primarily by higher average account balances of customers that had purchased our debt cancellation product.
Loyalty programs
We operate a number of loyalty programs in our Retail Card platform that are designed to generate incremental purchase volume per customer, while reinforcing the value of the card and strengthening cardholder loyalty. These programs typically provide cardholders with rewards in the form of merchandise discounts that are earned by achieving a pre-set spending level on their private label or Dual Card. Other programs provide cash back or reward points, which are redeemable for a variety of products or awards. Growth in loyalty program payments has been, and is expected to continue to be, driven by growth in purchase volume related to existing loyalty programs and the rollout of new loyalty programs.
Loyalty programs cost increased by $68 million, or 31.9%, for the year ended December 31, 2014, arising from the launch of new rewards programs with our partners and growth in existing loyalty programs purchase volume.
Loyalty programs cost increased by $14 million, or 7.0%, for the year ended December 31, 2013, primarily due to increased purchase volume.
Other
Other includes a variety of items including ancillary fees and investment gains/losses.
Other increased by $37 million, or 56.9%, for the year ended December 31, 2014, primarily due to a $46 million gain recorded in connection with portfolio sales in the fourth quarter of 2014.
Other decreased by $22 million, or 25.3%, for the year ended December 31, 2013, primarily due to lower ancillary fees.
Other Expense

Years ended December 31 ($ in millions)	2014	2013	2012
Employee costs	$866	$698	$620
Professional fees	607	486	451
Marketing and business development	460	269	208
Information processing	212	193	165
Other	782	838	679
Total other expense	$2,927	$2,484	$2,123
Employee costs
Employee costs primarily consist of employee compensation and benefit costs.
Employee costs increased by $168 million, or 24.1%, for the year ended December 31, 2014, and by $78 million, or 12.6%, for the year ended December 31, 2013, primarily related to additional compensation expenses for new employees related to the building of our standalone infrastructure and to support business growth and salary increases for existing employees.
Professional fees
Professional fees consist primarily of outsourced provider fees (e.g., collection agencies and call centers), legal, accounting and consulting fees, and recruiting expenses.

Professional fees increased by $121 million, or 24.9%, for the year ended December 31, 2014. These expense increases were due to higher professional and other consulting fees related to the IPO, our planned separation from GE, growth of the retail deposit platform and other business growth (e.g., increased active accounts and increased purchase volumes).
Professional fees increased by $35 million, or 7.8%, for the year ended December 31, 2013. These expense increases were driven primarily by our business growth.
Marketing and business development
Marketing and business development costs consist primarily of our contractual and discretionary marketing spend, as well as amortization expense associated with retail partner contract acquisitions and extensions.
Marketing and business development costs increased by $191 million, or 71.0%, for the year ended December 31, 2014, due to increased marketing expenses for our programs, investments in our brand, including the launch of our new advertising campaign, and increased amortization expense associated with program acquisitions and extensions.
Marketing and business development costs increased by $61 million, or 29.3%, for the year ended December 31, 2013, due to increased contractual marketing expenses under our program agreements resulting from growth in the business.
Information processing
Information processing costs primarily consist of fees related to outsourced information processing providers, credit card associations and software licensing agreements.
Information processing costs increased by $19 million, or 9.8%, for the year ended December 31, 2014, due to higher transaction volume and increased software licensing and maintenance expense.
Information processing costs increased by $28 million, or 17.0%, for the year ended December 31, 2013, due to higher transaction volume and associated outsourcing fees.
Other
Other primarily consists of corporate overhead allocations, postage, fraud expense, litigation and regulatory matters expense and various other smaller cost items such as facilities leases and maintenance, leased equipment and telephone charges. As discussed under “—Services and Funding Provided by GE,” prior to the IPO, GE provided certain services to us, which we allocated to corporate overhead unless the costs associated with such services were directly billed and included in the appropriate cost categories (e.g., employee benefit costs are included in employee costs above). Postage is driven primarily by the number of our active accounts and the percentage of customers that utilize our electronic billing option. Fraud is driven primarily by the number of our Dual Card active accounts.
The “other” component decreased for the year ended December 31, 2014 primarily due to lower corporate overhead allocations and assessments from GECC and a decrease in litigation and regulatory expense. These decreases were partially offset by an increase in expense driven by business growth. Following the IPO, we no longer receive corporate overhead allocations and assessments from GECC. All services provided by GECC to us following the IPO are directly billed to us in accordance with the terms of the relevant agreement, and are included in the appropriate cost categories. See Note 16. Related Party Transactions to our consolidated and combined financial statements for additional information on our transactions with GE and GECC.
The “other” component increased for the year ended December 31, 2013 primarily due to an increase in litigation and regulatory matters expense of $133 million. Our litigation and regulatory matters expense increased in 2013 as we settled a CareCredit investigation pursuant to which we will pay up to $34.1 million, as well as increased reserves for other regulatory matters.

Provision for Income Taxes
We are included in the consolidated U.S. federal and state income tax returns of GE, where applicable, but also file certain separate state and foreign income tax returns. The tax provision is presented on a separate company basis as if we were a separate filer. The effects of tax adjustments and settlements from taxing authorities are presented in our consolidated and combined financial statements in the period to which they relate as if we were a separate filer. Our current obligations for taxes are settled with our parent on an estimated basis and adjusted in later periods as appropriate and are reflected in our consolidated and combined financial statements in the periods in which those settlements occur. We recognize the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. See “Critical Accounting Estimates—Income Taxes” for a discussion of the significant judgments and estimates related to income taxes.
Our effective tax rate increased to 37.7% from 37.0% for the years ended December 31, 2014 and 2013, respectively. The effective tax rate for the year ended December 31, 2014 differs from the effective tax rate in the previous year primarily due to changes in state reserves, certain non-deductible expenses in the current year and an item related to an internal corporate reorganization in the year ended December 31, 2014. In each period, the effective tax rate differs from the U.S. federal statutory tax rate of 35.0%, primarily due to state income taxes.
Platform Analysis
As discussed above under “—Our Sales Platforms,” we offer our products through three sales platforms (Retail Card, Payment Solutions and CareCredit), which management measures based on their revenue-generating activities. The following is a discussion of the platform revenue for each of our platforms.
Non-GAAP Measure
In order to assess and internally report the revenue performance of our three sales platforms, we use a measure we refer to as “platform revenue.” Platform revenue is the sum of three line items in our Consolidated and Combined Statements of Earnings prepared in accordance with GAAP: “interest and fees on loans,” plus “other income,” less “retailer share arrangements.” Platform revenue itself is not a measure presented in accordance with GAAP. We deduct retailer share arrangements but do not deduct other line item expenses, such as interest expense, provision for loan losses and other expense, because those items are managed for the business as a whole. We believe that platform revenue is a useful measure to investors because it represents management’s view of the net revenue contribution of each of our platforms. This measure should not be considered a substitute for interest and fees on loans or other measures of performance we have reported in accordance with GAAP. The reconciliation of platform revenue to interest and fees on loans for each platform is set forth in the table included in the discussion of each of our three platforms below. The following table sets forth the reconciliation of total platform revenue to total interest and fees on loans for the periods indicated.

Years ended December 31 ($ in millions)	2014	2013	2012
Interest and fees on loans	$12,216	$11,295	$10,300
Other income	485	500	484
Retailer share arrangements	(2,575)	(2,373)	(1,984)
Platform revenue	$10,126	$9,422	$8,800

Retail Card
The following table sets forth supplemental information related to our Retail Card platform for the periods indicated.

Years ended December 31 ($ in millions)	2014	2013	2012
Purchase volume	$83,591	$75,739	$69,240
Period-end loan receivables	$42,308	$39,834	$35,952
Average loan receivables, including held for sale	$39,278	$35,716	$31,907
Average active accounts (in thousands)	48,599	45,690	43,223

Platform revenue:
Interest and fees on loans	$9,040	$8,317	$7,531
Other income	407	419	400
Retailer share arrangements	(2,530)	(2,331)	(1,943)
Platform revenue	$6,917	$6,405	$5,988
Retail Card platform revenue increased by $512 million, or 8.0%, for the year ended December 31, 2014. The increase was primarily the result of an increase in interest and fees on loans driven by an increase in average loan receivables, partially offset by increases in retailer share arrangement payments. The increases in these payments were driven by the factors discussed under the heading “Retailer Share Arrangements” above.
Retail Card platform revenue increased by $417 million, or 7.0%, for the year ended December 31, 2013. This increase was primarily the result of an increase in interest and fees on loans driven by an increase in average loan receivables, offset in part by an increase in retailer share arrangement payments as a result of program growth and improved performance of the programs in which we have retailer share arrangements, as well as changes to the terms of the retailer share arrangements for those partners with whom we extended programs agreements in 2013.
Payment Solutions
The following table sets forth supplemental information relating to our Payment Solutions platform for the periods indicated.

Years ended December 31 ($ in millions)	2014	2013	2012
Purchase volume	$12,447	$11,360	$10,531
Period-end loan receivables	$12,095	$10,893	$10,430
Average loan receivables	$11,171	$10,469	$10,000
Average active accounts (in thousands)	6,869	6,330	5,969

Platform revenue:
Interest and fees on loans	$1,582	$1,506	$1,441
Other income	32	36	40
Retailer share arrangements	(41)	(36)	(35)
Platform revenue	$1,573	$1,506	$1,446
Payment Solutions platform revenue increased by $67 million, or 4.4%, for the year ended December 31, 2014. The increase was primarily the result of higher interest and fees on loans due to an increase in average loan receivables.
Payment Solutions platform revenue increased by $60 million, or 4.1%, for the year ended December 31, 2013. This increase was primarily the result of an increase in interest and fees on loans driven by an increase in average loan receivables.

CareCredit
The following table sets forth supplemental information relating to our CareCredit platform for the periods indicated.

Years ended December 31 ($ in millions)	2014	2013	2012
Purchase volume	$7,111	$6,759	$6,130
Period-end loan receivables	$6,883	$6,527	$5,931
Average loan receivables	$6,652	$6,222	$5,642
Average active accounts (in thousands)	4,541	4,233	3,829

Platform revenue:
Interest and fees on loans	$1,594	$1,472	$1,328
Other income	46	45	44
Retailer share arrangements	(4)	(6)	(6)
Platform revenue	$1,636	$1,511	$1,366
CareCredit platform revenue increased by $125 million, or 8.3%, for the year ended December 31, 2014. The increase was primarily the result of an increase in interest and fees on loans driven primarily by an increase in average loan receivables.
CareCredit platform revenue increased by $145 million, or 10.6%, for the year ended December 31, 2013. This increase was primarily the result of an increase in interest and fees on loans driven by an increase in average loan receivables.

Services and Funding Provided by GE
____________________________________________________________________________________________
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
For periods prior to the IPO, we were an indirect wholly owned subsidiary of GE and GECC, and in addition to the services discussed above, we also received a corporate overhead allocation and assessment from GE and GECC for corporate activities that either directly or indirectly benefited our business.
Funding provided by GECC
Following the IPO, the funding provided to us by GECC is the GECC Term Loan, of which $655 million was outstanding at December 31, 2014. Prior to the IPO, GECC was a key source of funding for our business.
Subsequent to December 31, 2014, we prepaid an aggregate of $206 million of the GECC Term Loan, including through the use of proceeds from additional third-party borrowings. Following these prepayments, the indebtedness outstanding under the GECC Term Loan was $449 million.
See Note 16. Related Party Transactions to our consolidated and combined financial statements for additional information on our transactions with GE and GECC, and see Funding, Liquidity and Capital Resources - Funding Sources - Related Party Debt for additional information on the funding provided by GECC to us and the related interest expense.
Investment Securities
____________________________________________________________________________________________
The following discussion provides supplemental information regarding our investment securities portfolio. All of our investment securities are classified as available-for-sale at December 31, 2014, 2013 and 2012, and are primarily short-term obligations of the U.S. Treasury or held to comply with the Community Reinvestment Act. Investment securities classified as available-for-sale are reported in our Consolidated and Combined Statements of Financial Position at fair value. Our portfolio of investment securities consisted primarily of short-term obligations of the U.S. Treasury, state and municipal bonds and residential mortgage-backed securities.
The following table sets forth the amortized cost and fair value of our investment securities at the dates indicated:

	2014		2013		2012
At December 31 ($ in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debt:
U.S. government and federal agency	$1,252	$1,252	$—	$—	$—	$—
State and municipal	57	57	53	46	42	39
Residential mortgage-backed	271	271	183	175	144	149
U.S. corporate debt	3	3	—	—	—	—
Equity	15	15	15	15	5	5
Total	$1,598	$1,598	$251	$236	$191	$193
Unrealized gains and losses, net of the related tax effect, on available-for-sale securities that are not other-than-temporarily impaired are excluded from earnings and are reported as a separate component of comprehensive income (loss) until realized. At December 31, 2014, 2013 and 2012, our investment securities had gross unrealized gains of $4 million, $1 million and $6 million, respectively, and gross unrealized losses of $4 million, $16 million and $4 million, respectively.
Our investment securities portfolio had the following maturity distribution at December 31, 2014. Equity securities have been excluded from the table because they do not have a maturity.

($ in millions)	Due in 1 Year or Less	Due After 1 through 5 Years	Due After 5 through 10 Years	Due After 10 years	Total
Debt:
U.S. government and federal agency	$1,002	$250	$—	$—	$1,252
State and municipal	—	—	1	56	57
Residential mortgage-backed	—	—	—	271	271
U.S. corporate debt	3	—	—	—	3
Total(1)	$1,005	$250	$1	$327	$1,583
Weighted average yield(2)	0.1%	0.1%	3.9%	3.6%	0.8%
______________________

(1)	Amounts stated represent estimated fair value.

(2)	Weighted average yield is calculated based on the amortized cost of each security. In calculating yield, no adjustment has been made with respect to any tax exempt obligations.
At December 31, 2014, we did not hold investments in any single issuer with an aggregate book value that exceeded 10% of equity.

Loan Receivables
____________________________________________________________________________________________

The following discussion provides supplemental information regarding our loan receivables portfolio.
Loan receivables are our largest category of assets and represent our primary source of revenues. The following table sets forth the composition of our loan receivables portfolio by product type at the dates indicated.

At December 31 ($ in millions)	2014	(%)	2013	(%)	2012	(%)	2011	(%)	2010	(%)
Loans
Credit cards	$58,880	96.1%	$54,958	96.0%	$49,572	94.8%	$44,287	92.7%	$40,960	90.6%
Consumer installment loans	1,063	1.7	965	1.7	1,424	2.7	2,078	4.4	2,737	6.1
Commercial credit products	1,320	2.2	1,317	2.3	1,307	2.5	1,350	2.8	1,414	3.1
Other	23	—	14	—	10	—	26	0.1	119	0.2
Total loans	$61,286	100.0%	$57,254	100.0%	$52,313	100.0%	$47,741	100.0%	$45,230	100.0%
Loan receivables increased by $4,032 million, or 7.0%, at December 31, 2014 compared to December 31, 2013, driven by higher purchase volume and average active account growth.
Our loan receivables portfolio had the following maturity distribution at December 31, 2014.

($ in millions)	Within 1 Year(1)	1-5 Years	After 5 Years	Total
Loans
Credit cards	$58,880	$—	$—	$58,880
Consumer installment loans	21	566	476	1,063
Commercial credit products	1,320	—	—	1,320
Other	1	13	9	23
Total loans	$60,222	$579	$485	$61,286
Loans due after one year at fixed interest rates	N/A	$579	$485	$1,064
Loans due after one year at variable interest rates	N/A	—	—	—
Total loans due after one year	N/A	$579	$485	$1,064
______________________

(1)
Credit card loans have minimum payment requirements but no stated maturity and therefore are included in the due within one year category. However, many of our credit card holders will revolve their balances, which may extend their repayment period beyond one year for balances at December 31, 2014.

Our loan receivables portfolio had the following geographic concentration at December 31, 2014.

($ in millions)	Loan Receivables Outstanding(1)	% of Total Loan Receivables Outstanding
State
Texas	$6,071	9.9%
California	$5,970	9.7%
Florida	$4,686	7.6%
New York	$3,508	5.7%
Pennsylvania	$2,739	4.5%
_______________________

(1)	Based on December 2014 customer statement-end balances extrapolated to December 31, 2014. Individual customer balances at December 31, 2014 are not available without undue burden and expense.

Impaired Loans and Troubled Debt Restructurings
Our loss mitigation strategy is intended to minimize economic loss and at times can result in rate reductions, principal forgiveness, extensions or other actions, which may cause the related loan to be classified as a Troubled Debt Restructuring (“TDR”) and also be impaired. We use short-term (3 to 12 months) or long-term (12 to 60 months) modification programs for borrowers experiencing financial difficulty as a loss mitigation strategy to improve long-term collectability of the loans that are classified as TDRs. For our credit card customers, the short-term program primarily consists of a reduced minimum payment and an interest rate reduction, both lasting for a period no longer than 12 months. The long-term program involves changing the structure of the loan to a fixed payment loan with a maturity no longer than 60 months and reducing the interest rate on the loan. The long-term program does not normally provide for the forgiveness of unpaid principal, but may allow for the reversal of certain unpaid interest or fee assessments. We also make loan modifications for some customers who request financial assistance through external sources, such as a consumer credit counseling agency program. The loans that are modified typically receive a reduced interest rate but continue to be subject to the original minimum payment terms and do not normally include waiver of unpaid principal, interest or fees. The determination of whether these changes to the terms and conditions meet the TDR criteria includes our consideration of all relevant facts and circumstances.
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

At December 31 ($ in millions)	2014	2013	2012	2011	2010
Non-accrual loan receivables	$2	$2	$1,042	$1,003	$1,216
Loans contractually 90 days past-due and still accruing interest	1,160	1,119	15	36	53
Earning TDRs(1)	670	741	866	1,082	—
Non-accrual, past-due and restructured loan receivables	$1,832	$1,862	$1,923	$2,121	$1,269
______________________

(1)
At December 31, 2014 and 2013, balances exclude $54 million and $70 million, respectively, of TDRs which are included in loans contractually 90 days past-due and still accruing interest balance. See Note 5. Loan Receivables and Allowance for Loan Losses to our consolidated and combined financial statements for additional information on the financial effects of TDRs for the years ended December 31, 2014 and 2013, respectively.

At December 31 ($ in millions)	2014	2013
Gross amount of interest income that would have been recorded in accordance with the original contractual terms	$142	$180
Interest income recognized	56	81
Total interest income foregone	$86	$99
Delinquencies
Loan delinquencies as a percentage of period-end loan receivables decreased with the over-30 day delinquency rate decreasing to 4.14% at December 31, 2014, as compared to 4.35% at December 31, 2013. The 21 basis point decrease compared to the same period in prior year was primarily driven by continued improvement in the U.S. economy and employment rates.

Net Charge-Offs
Net charge-offs consist of the unpaid principal balance of loans held for investment that we determine are uncollectible, net of recovered amounts. We exclude accrued and unpaid finance charges and fees and third-party fraud losses from charge-offs. Charged-off and recovered finance charges and fees are included in interest and fees on loans while third-party fraud losses are included in other expense. Charge-offs are recorded as a reduction to the allowance for loan losses and subsequent recoveries of previously charged-off amounts are credited to the allowance for loan losses. Costs incurred to recover charged-off loans are recorded as collection expense and included in other expense in our Consolidated and Combined Statements of Earnings.
The table below sets forth the ratio of net charge-offs to average loan receivables, including held for sale, for the periods indicated.

Years ended December 31	2014	2013	2012	2011	2010
Ratio of net charge-offs to average loan receivables, including held for sale	4.51%	4.68%	4.93%	5.80%	9.27%
Allowance for Loan Losses
The allowance for loan losses totaled $3,236 million at December 31, 2014 compared with $2,892 million at December 31, 2013, representing our best estimate of probable losses inherent in the portfolio. The increase in allowance for loan losses was primarily driven by an increase in our expected losses driven by growth in loan receivables.

The following tables provide changes in our allowance for loan losses for the periods presented:

	Balance at January 1, 2014	Provision Charged to Operations		Other(1)	Gross Charge-Offs(2)	Recoveries(2)	Balance at December 31, 2014
($ in millions)
Credit cards	$2,827	$2,858	(3)	$—	$(3,111)	$595	$3,169
Consumer installment loans	19	20		—	(30)	13	22
Commercial credit products	46	39		—	(48)	8	45
Other	—	—		—	—	—	—
Total	$2,892	$2,917		$—	$(3,189)	$616	$3,236

	Balance at January 1, 2013	Provision Charged to Operations	Other(1)	Gross Charge-Offs(2)	Recoveries(2)	Balance at December 31, 2013
($ in millions)
Credit cards	$2,174	$2,970	$—	$(2,847)	$530	$2,827
Consumer installment loans	62	49	—	(111)	19	19
Commercial credit products	38	53	—	(53)	8	46
Other	—	—	—	—	—	—
Total	$2,274	$3,072	$—	$(3,011)	$557	$2,892

	Balance at January 1, 2012	Provision Charged to Operations	Other(1)	Gross Charge-Offs(2)	Recoveries(2)	Balance at December 31, 2012
($ in millions)
Credit cards	$1,902	$2,438	$—	$(2,680)	$514	$2,174
Consumer installment loans	113	54	—	(130)	25	62
Commercial credit products	37	69	—	(76)	8	38
Other	—	4	—	(4)	—	—
Total	$2,052	$2,565	$—	$(2,890)	$547	$2,274

	Balance at January 1, 2011	Provision Charged to Operations	Other(1)	Gross Charge-Offs(2)	Recoveries(2)	Balance at December 31, 2011
($ in millions)
Credit cards	$2,137	$2,130	$(8)	$(2,850)	$493	$1,902
Consumer installment loans	176	54	—	(151)	34	113
Commercial credit products	49	74	—	(99)	13	37
Other	—	—	—	—	—	—
Total	$2,362	$2,258	$(8)	$(3,100)	$540	$2,052

	Balance at January 1, 2010	Provision Charged to Operations	Other(1)	Gross Charge-Offs(2)	Recoveries(2)	Balance at December 31, 2010
($ in millions)
Credit cards	$3,058	$2,899	$3	$(4,263)	$440	$2,137
Consumer installment loans	135	135	—	(131)	37	176
Commercial credit products	64	116	—	(142)	11	49
Other	—	1	—	(1)	—	—
Total	$3,257	$3,151	$3	$(4,537)	$488	$2,362
______________________

(1)	Other primarily included the effects of foreign currency exchange.

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

(3)	Includes a $61 million reduction in provision for loan losses associated with the classification of certain loan receivables as held for sale.

Funding, Liquidity and Capital Resources
____________________________________________________________________________________________
We maintain a strong focus on liquidity and capital. Our funding, liquidity and capital policies are designed to ensure that our business has the liquidity and capital resources to support our daily operations, our business growth, our credit ratings and our regulatory and policy requirements, in a cost effective and prudent manner through expected and unexpected market environments.
Funding Sources
Prior to the IPO, we utilized related party debt provided by GECC and its affiliates as a primary funding source. In connection with the IPO, we repaid the related party debt outstanding at the date of the IPO and entered into new long-term debt arrangements with both third parties and GECC. Following the IPO, our primary funding sources include cash from operations, deposits (direct and brokered deposits), third-party debt and securitized financings.
The following table summarizes information concerning our funding sources during the periods indicated:

	2014			2013			2012
Years ended December 31 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$30,110	55.0%	1.6%	$22,405	47.1%	1.7%	$17,039	40.2%	2.1%
Securitized financings	14,835	27.1	1.4	16,209	34.0	1.3	15,172	35.8	1.5
Bank term loan	3,056	5.6	2.4	—	—	—	—	—	—
Senior unsecured notes	1,382	2.5	3.6	—	—	—	—	—	—
Related party debt	5,335	9.8	2.1	9,000	18.9	1.7	10,132	24.0	1.5
Total	$54,718	100.0%	1.7%	$47,614	100.0%	1.6%	$42,343	100.0%	1.8%
______________________

(1)
Excludes $240 million, $506 million and $475 million average balance of non-interest-bearing deposits for the years ended December 31, 2014, 2013 and 2012, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the years ended December 31, 2014, 2013 and 2012.

Deposits
We obtain deposits directly from retail and commercial customers (“direct deposits”) or through third-party brokerage firms that offer our deposits to their customers (“brokered deposits”). At December 31, 2014, we had $19.7 billion in direct deposits (which includes deposits from banks and financial institutions) and $15.3 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger that channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to significantly expand our direct deposits base as a source of stable and diversified low cost funding.
Our direct deposits include a range of FDIC-insured deposit products, including certificates of deposit, IRAs, money market accounts and savings accounts, which we offer under our Optimizer+Plus brand.
Brokered deposits are primarily from retail customers of large brokerage firms. We have relationships with eight brokers that offer our deposits through their networks. Our brokered deposits consist primarily of certificates of deposit that bear interest at a fixed rate and at December 31, 2014, had a weighted average remaining life of 3.4 years. These deposits generally are not subject to early withdrawal.
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
The following table summarizes certain information regarding our interest-bearing deposits by type (all of which constitute U.S. deposits) for the periods indicated.

Years ended December 31 ($ in millions)	2014			2013			2012
	Average Balance(1)	% of Total	Average Rate	Average Balance(1)	% of Total	Average Rate	Average Balance(1)	% of Total	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$10,993	36.5%	1.3%	$5,889	26.3%	0.9%	$284	1.7%	0.7%
Savings accounts (including money market accounts)	4,365	14.5	0.9	2,193	9.8	0.8	—	—	—
Brokered deposits	14,752	49.0	2.0	14,323	63.9	2.1	16,755	98.3	2.1
Total interest-bearing deposits	$30,110	100.0%	1.6%	$22,405	100.0%	1.7%	$17,039	100.0%	2.1%
______________________

(1)	Average balances are based on monthly balances. Calculation of daily averages at this time involves undue burden and expense. We believe our average balance data is representative of our operations.
Our deposit liabilities provide funding with maturities ranging from one day to ten years. At December 31, 2014, the weighted average maturity of our interest-bearing time deposits was 2.4 years. See Note 8. Deposits to our consolidated and combined financial statements for more information on their maturities.

The following table summarizes deposits by contractual maturity at December 31, 2014.

($ in millions)	3 Months or Less	Over 3 Months but within 6 Months	Over 6 Months but within 12 Months	Over 12 Months	Total
U.S. deposits (less than $100,000)(1)	$4,677	$1,391	$2,838	$11,320	$20,226
U.S. deposits ($100,000 or more)
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	1,667	1,465	3,077	3,156	9,365
Savings accounts (including money market accounts)	4,625	—	—	—	4,625
Brokered deposits:
Sweep accounts	739	—	—	—	739
Total	$11,708	$2,856	$5,915	$14,476	$34,955
______________________

(1)	Includes brokered certificates of deposit for which underlying individual deposit balances are assumed to be less than $100,000.
Securitized Financings
We have been engaged in the securitization of our credit card receivables since 1997. We access the asset-backed securitization market using the Synchrony Credit Card Master Note Trust (“MNT”) (formerly the GE Capital Credit Card Master Note Trust) through which we issue asset-backed securities through both public transactions and private transactions funded by financial institutions and commercial paper conduits. In addition, we issue asset-backed securities in private transactions through the Synchrony Sales Finance Master Trust (“SFT”) (formerly the GE Sales Finance Master Trust) and the Synchrony Receivables Trust (“SRT”) (formerly the GE Money Master Trust).
At December 31, 2014, we had $7.1 billion of outstanding private asset-backed securities and $7.9 billion of outstanding public asset-backed securities, in each case held by unrelated third parties.
The following table summarizes expected contractual maturities of the investors’ interests in securitized financings at December 31, 2014.

($ in millions)	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years	Total
Scheduled maturities of long-term borrowings—owed to securitization investors:
MNT(1)	$2,451	$7,653	$2,614	$—	$12,718
SFT	—	1,767	233	—	2,000
SRT	153	96	—	—	249
Total long-term borrowings—owed to securitization investors	$2,604	$9,516	$2,847	$—	$14,967
______________________

(1)	Excludes subordinated classes of MNT notes that we own.
We retain exposure to the performance of trust assets through: (i) in the case of MNT, SFT and SRT, subordinated retained interests in the receivables transferred to the trust in excess of the principal amount of the notes for a given series to provide credit enhancement for a particular series, as well as a pari passu seller’s interest in each trust and (ii) subordinated classes of MNT notes that we own.

All of our securitized financings include early repayment triggers, referred to as early amortization events, including events related to material breaches of representations, warranties or covenants, inability or failure of the Bank to transfer loans to the trusts as required under the securitization documents, failure to make required payments or deposits pursuant to the securitization documents, and certain insolvency-related events with respect to the related securitization depositor, GECC (solely with respect to MNT) or the Bank. In addition, an early amortization event will occur with respect to a series if the excess spread as it relates to a particular series falls below zero. Following an early amortization event, principal collections on the loans in our trusts are applied to repay principal of the asset-backed securities rather than being available on a revolving basis to fund the origination activities of our business. The occurrence of an early amortization event also would limit or terminate our ability to issue future series out of the trust in which the early amortization event occurred. No early amortization event has occurred with respect to any of the securitized financings in MNT, SFT or SRT.
The following table summarizes for each of our trusts the three-month rolling average excess spread at December 31, 2014.

	Note Principal Balance ($ in millions)	# of Series Outstanding	Three-Month Rolling Average Excess Spread(1)
MNT(2)	$14,051	22	13.8% to 18.0%
SFT	$2,000	8	12.7%
SRT	$249	1	33.9%
______________________

(1)
Represents the excess spread (generally calculated as interest income collected from the applicable pool of loan receivables less applicable net charge-offs, interest expense and servicing costs, divided by the aggregate principal amount of loan receivables in the applicable pool) for each trust (or, in the case of MNT, represents a range of the excess spreads relating to the particular series issued within the trust), in each case calculated in accordance with the applicable trust or series documentation, for the three securitization monthly periods ending prior to December 31, 2014.

(2)	Includes subordinated classes of MNT notes that we own.
Third-Party Debt
Bank Term Loan
On August 5, 2014, we borrowed the full amount under the Bank Term Loan with third-party lenders that provided $8.0 billion principal amount of unsecured term loans maturing in 2019. In August 2014, we prepaid $505 million of the Bank Term Loan, using a portion of the net proceeds from our issuance of senior unsecured notes. In October 2014, we amended the Bank Term Loan to, among other things, increase the amount of indebtedness that the Company may incur by $750 million, and this amount was borrowed in full.
At December 31, 2014, the total indebtedness outstanding under the Bank Term Loan was $8.2 billion and the weighted average interest rate was 2.06%. Subsequent to December 31, 2014, we prepaid an additional $2.5 billion in the aggregate of the Bank Term Loan, which included the use of a portion of the net proceeds from the issuance of senior unsecured notes in February 2015. The total indebtedness outstanding under the Bank Term Loan following these additional prepayments was $5.7 billion.
Other than certain non-pro rata prepayments permitted to be made to GECC Term Loan in reliance on guidance received by Synchrony, the Bank or GECC from applicable bank regulatory authorities to satisfy laws, regulatory capital or liquidity requirements (including for the avoidance of doubt any regulatory requirement or condition necessary to effect the Split-off or the GE SLHC Deregistration), voluntary prepayments of the loans outstanding under the Bank Term Loan shall be made on a pro rata basis with the GECC Term Loan based on the principal amounts outstanding, respectively, at the time of such prepayment.

There are no required amortization payments or prepayments of the Bank Term Loan, except that we are generally required to prepay the Bank Term Loan and the GECC Term Loan, on a pro rata basis, with any cash proceeds received by Synchrony, net of all incurred fees and expenses, from any debt securities issued by Synchrony in future in excess of the following amounts, which we are entitled to retain: (i) the sum of $500 million plus 20% of any such net debt proceeds in excess of $500 million in each of 2015 and 2016; and (ii) the sum of $750 million plus 20% of any net debt proceeds in excess of $750 million in each of 2017, 2018 and 2019.
Senior Unsecured Notes
On August 11, 2014, we issued a total of $3.6 billion of senior unsecured notes with various maturities ranging from 2017 through 2024. We used a portion of the net proceeds from the issuance of unsecured senior notes to prepay $505 million of the Bank Term Loan. At December 31, 2014, the amount outstanding of our senior unsecured notes debt was $3.6 billion and the weighted average interest rate on the unsecured notes was 3.43%.
On February 2, 2015, we issued a total of $1.0 billion principal amount of senior unsecured notes, comprising $750 million aggregate principal amount of 2.700% senior notes due 2020, and $250 million aggregate principal amount of floating rate notes due 2020. All of the net proceeds from this issuance were used to prepay the Bank Term Loan and GECC Term Loan on a pro rata basis.
Related Party Debt
Prior to our IPO, GECC provided the majority of our debt funding. We repaid all of our then-existing related party debt owed to GECC outstanding on the closing date of the IPO, totaling $8.0 billion, and on the closing date of the IPO, we borrowed the full amount under the GECC Term Loan, which provided $1.5 billion principal amount of unsecured term loan maturing in 2019. During 2014, we used the $750 million of additional borrowings under the Bank Term Loan and a portion of the net proceeds from the issuance of senior unsecured notes to make prepayments in the aggregate of $845 million of the GECC Term Loan, and the balance of related party debt outstanding at December 31, 2014 was $655 million.
Subsequent to December 31, 2014, we made additional prepayments in the aggregate of $206 million, which included the use of a portion of the net proceeds from the issuance of senior unsecured notes in February 2015. Following these prepayments, the total indebtedness outstanding under the GECC Term Loan was $449 million. We expect that, in connection with our application to the Federal Reserve Board and the Separation, we will continue to prepay part or substantially all of the remaining outstanding related party debt owed to GECC under the GECC Term Loan.
Other than certain non-pro rata prepayments permitted to be made to the GECC Term Loan in reliance on certain regulatory guidance received by Synchrony, the Bank or GECC as described above under “—Bank Term Loan”, all voluntary prepayments of the GECC Term Loan shall be made on a pro rata basis with the Bank Term Loan. There are no required amortization/prepayments of the GECC Term Loan, except that we will be required to prepay the GECC Term Loan and the Bank Term Loan with certain proceeds of future debt offerings as described above under “—Bank Term Loan”
The aggregate interest and fees incurred with respect to funding provided by GECC to us was $113 million, $157 million and $155 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Short-Term Borrowings
Except as described above, there were no material short-term borrowings for the periods presented.
Undrawn securitized financings
At December 31, 2014, we had an aggregate of $6.1 billion of undrawn committed capacity on our securitized financings, subject to customary borrowing conditions, from private lenders under two of our existing securitization programs.

Other
At December 31, 2014, we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
Off-Balance Sheet Items—Guarantees
We do not have any significant off-balance sheet items, including guarantees of third-party obligations. Guarantees are contracts or indemnification agreements that contingently require us to make a guaranteed payment or perform an obligation to a third-party based on certain trigger events. At December 31, 2014, we had not recorded any contingent liabilities in our Consolidated and Combined Statements of Financial Position related to any guarantees.
Covenants
Each of the Bank Term Loan and the GECC Term Loan include: (a) affirmative covenants, which, among other things, require the Bank to remain a wholly-owned subsidiary of ours and (b) negative covenants which, among other things, restrict our and certain of our subsidiaries’ ability (subject to various exceptions) to incur liens, incur indebtedness, engage in transactions with affiliates, amend or prepay the other term loan facility (except under the limited circumstances and in the manner specified in the term loan facilities), amend the Master Agreement and enter into certain restrictive agreements. The negative covenants also restrict our ability (subject to certain exceptions) to undergo various fundamental changes (including mergers, liquidations, sale-leaseback transactions and transfers of all or substantially all of our assets).
Each of the Bank Term Loan and the GECC Term Loan also contain financial covenants (to be tested on a quarterly basis) that require (i) the Company and, until the Company is subject to or elects to report under Basel III, the Bank, to maintain a minimum Tier 1 common ratio of not less than 10% (calculated in accordance with Basel I or Basel III, as applicable), (ii) the Company to maintain minimum liquidity of not less than $4.0 billion and (iii) the Bank to maintain minimum liquidity of not less than $2.0 billion. Each of the Bank Term Loan and the GECC Term Loan include customary events of default, including the occurrence of a change of control (which will not be triggered by our separation from GE) and the occurrence of certain material adverse regulatory events.
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
If we do not satisfy any of the covenants discussed above, the maturity of amounts outstanding thereunder may be accelerated and become payable. We were in compliance with all of these covenants at December 31, 2014.
Our real estate leases also include various covenants, but typically do not include financial covenants. If we do not satisfy the covenants in the real estate leases, the leases may be terminated and we may be liable for damage claims. At December 31, 2014, we were not in default under any of our credit facilities and had not received any notices of default under any of our real estate leases.

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
Liquidity
____________________________________________________________________________________________
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
We maintain a liquidity portfolio, which at December 31, 2014 had $12.9 billion of liquid assets, primarily consisting of cash and equivalents and short-term obligations of the U.S. Treasury, less cash in transit which is not considered to be liquid, compared to a $2.1 billion liquidity portfolio at December 31, 2013. The increase in liquid assets was primarily due to the proceeds from the IPO and related debt financings, and also the retention of excess cash and equivalents from operations within our Company.
As additional sources of liquidity, at December 31, 2014, we had an aggregate of $6.1 billion of undrawn committed capacity, subject to customary borrowing conditions, from private lenders under two of our existing securitization programs, and we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
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
We will rely significantly on dividends and other distributions and payments from the Bank for liquidity; however, bank regulations, contractual restrictions and other factors limit the amount of dividends and other distributions and payments that the Bank may pay to us. For a discussion of regulatory restrictions on the Bank’s ability to pay dividends, see “Item 1A. Risk Factors—Risks Relating to Regulation—We and the Bank are subject to restrictions that limit our ability to pay dividends and repurchase our capital stock” and “Regulation—Savings Association Regulation—Dividends and Stock Repurchases”.
Capital
____________________________________________________________________________________________
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
In connection with our separation from GE, and the related application to the Federal Reserve Board which we will be required to make, we expect to continue to increase our capital levels by, among other things, retaining net earnings and by not paying a dividend or returning capital through stock repurchases until our application to the Federal Reserve Board is approved. As part of our capital plan, thereafter, our board of directors intends to consider our policy for paying dividends and may consider stock repurchases. We are targeting Tier 1 common ratios well in excess of regulatory “well-capitalized” levels. We measure capital ratios under the Basel I framework and believe we are well positioned to manage our capital ratios as we transition to Basel III requirements in 2015.

The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend on many factors, including the financial condition, earnings, capital and liquidity requirements of us and the Bank, regulatory restrictions (including any restrictions that may be imposed in connection with our separation from GE), corporate law and contractual restrictions and other factors that our board of directors deems relevant. In addition, banking laws and regulations and our banking regulators may limit our ability to pay dividends and make repurchases of our stock. For a discussion of regulatory restrictions on our and the Bank’s ability to pay dividends and repurchase stock, see “Risk Factors—Risks Relating to Regulation—We and the Bank are subject to restrictions that limit our ability to pay dividends and repurchase our capital stock”. There can be no assurance that we will declare and pay any dividends or repurchase any stock in the future.
Regulatory Capital Requirements - Synchrony Financial
As a savings and loan holding company, we historically have not been required to maintain any specific amount of minimum capital. Beginning as early as 2015, however, we expect that we will be subject to capital requirements under the applicable U.S. Basel III capital rules. For more information, see “Regulation—Savings and Loan Holding Company Regulation”.
The following table sets forth at December 31, 2014, the composition of our capital ratios for the Company under Basel I.

	Company		Minimum to be Well- Capitalized under Prompt Corrective Action Provisions
At December 31, 2014 ($ in millions)	Amount	Ratio	Amount	Ratio
Total risk-based capital	$10,106	16.2%	$6,227	10.0%
Tier 1 risk-based capital	$9,297	14.9%	$3,736	6.0%
Tier 1 leverage(1)	$9,297	12.5%	$3,730	5.0%
Tier 1 common equity	$9,297	14.9%	N/A	N/A
______________________

(1)	Tier 1 leverage ratio represents total tier 1 capital as a percentage of total leveraged assets.
At December 31, 2014, we had an estimated fully phased-in Basel III Tier 1 common ratio of 14.5%.

Non-GAAP Measures
As a new savings and loan holding company, the Company historically has not been required by regulators to disclose capital ratios, and therefore, these capital ratios are non-GAAP measures. We believe these capital ratios are useful measures to investors because they are widely used by analysts and regulators to assess the capital position of financial services companies, although our Basel I Tier 1 common ratio is not a Basel I defined regulatory capital ratio, and our Basel I and Basel III Tier 1 common ratios may not be comparable to similarly titled measures reported by other companies. Our Basel I Tier 1 common ratio is the ratio of Tier 1 common equity (as calculated below) to total risk-weighted assets as calculated in accordance with the U.S. Basel I capital rules. Our Basel III Tier 1 common ratio is the ratio of common equity Tier 1 capital to total risk-weighted assets, each as calculated in accordance with the U.S. Basel III capital rules (on a fully phased-in basis). Our Basel III Tier 1 common ratio is a preliminary estimate reflecting management’s interpretation of the final Basel III capital rules adopted in July 2013 by the Federal Reserve Board, which have not been fully implemented, and our estimate and interpretations are subject to, among other things, ongoing regulatory review and implementation guidance. The following tables set forth a reconciliation of each component of our capital ratios set forth above to the comparable GAAP component at December 31, 2014.

($ in millions)	At December 31, 2014
Equity to Tier 1 capital, Tier 1 common equity and Risk-based capital
Total equity	$10,478
Unrealized (gains) / losses on investment securities(1)	—
Disallowed goodwill and other disallowed intangible assets(2)	(1,181)

Tier 1 capital / Tier 1 common equity - Basel I	$9,297

Allowance for loan losses includible in risk-based capital	809

Risk-based capital	$10,106

Tier 1 capital - Basel I	$9,297
Adjustments related to certain other disallowed intangible assets and deferred tax liabilities	(20)

Tier 1 capital - Basel III	$9,277

Total assets to leveraged assets
Total assets	$75,707
Disallowed goodwill and other disallowed intangible assets(2)	(1,181)
Other	79

Total assets for leverage capital purposes	$74,605

Risk-weighted assets - Basel I	$62,270
Additional risk weighting adjustments related to:
Deferred taxes	1,321
Loan receivables delinquent over 90 days	581
Other	(10)

Risk-weighted assets - Basel III	$64,162

______________________

(1)	Amounts are presented net of tax.

(2)	Amounts are net of related deferred tax liabilities.
Regulatory Capital Requirements - Synchrony Bank
Under the Bank’s Operating Agreement with the OCC, which it entered into on January 11, 2013 in connection with its acquisition of the deposit business of MetLife, and regulatory capital requirements adopted by the OCC, the Bank must maintain minimum levels of capital, which are higher than those required under Basel I requirements.
The following table sets forth the composition of the Bank’s capital ratios at the dates indicated.

	Bank		Operating Agreement Requirement
At December 31, 2014 ($ in millions)	Amount	Ratio	Amount	Ratio
Total risk-based capital	$7,100	17.1%	$4,568	11.0%
Tier 1 risk-based capital	$6,559	15.8%	$2,907	7.0%
Tier 1 leverage	$6,559	13.4%	$2,938	6.0%

	Bank		Operating Agreement Requirement
At December 31, 2013 ($ in millions)	Amount	Ratio	Amount	Ratio
Total risk-based capital	$6,010	17.3%	$3,828	11.0%
Tier 1 risk-based capital	$5,559	16.0%	$2,436	7.0%
Tier 1 leverage	$5,559	14.9%	$2,243	6.0%
Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a material adverse effect on our business, results of operations and financial condition. See “Risk Factors—Risks Relating to Regulation—Failure by Synchrony, the Bank and, until the GE SLHC Deregistration, GECC to meet applicable capital adequacy rules could have a material adverse effect on us”.
Contractual Obligations
____________________________________________________________________________________________
In the normal course of business, we enter into various contractual obligations that require future cash payments. Our future cash payments associated with our contractual obligations at December 31, 2014 are summarized below.

	Payments Due by Period
($ in millions)	Total	2015	2016 - 2017	2018 - 2019	2020 and Thereafter
Deposits(1)(2)	$34,955	$20,479	$6,009	$5,774	$2,693
Securitized financings(3)	14,967	2,604	9,516	2,847	—
Bank term loan(4)(5)	8,245	—	—	8,245	—
Senior unsecured notes	4,475	124	744	1,316	2,291
Related party debt(4)(5)	655	—	—	655	—
Capital lease obligations	1	1	—	—	—
Operating leases	146	29	45	39	33
Total contractual obligations(6)	$63,444	$23,237	$16,314	$18,876	$5,017
______________________

(1)
Savings accounts (including money market accounts), brokered network deposits sweeps, and non-interest-bearing deposits are assumed for purposes of this table to be due in 2015 because they may be withdrawn at any time without payment of any penalty.

(2)
Deposits do not include interest payments because the amount and timing of these payments cannot be reasonably estimated as certain deposits have early withdrawal rights and also the option to roll interest payments into the balance. The average interest rate on our interest-bearing deposits for the year ended December 31, 2014 was 1.6%. See Note 8. Deposits to our consolidated and combined financial statements.

(3)
The amounts shown exclude interest as the majority of our securitized financing require payments of interest based on floating rates. The average interest rate for the year ended December 31, 2014 was 1.4%. See Note 9. Borrowings to our consolidated and combined financial statements.

(4)
These amounts shown exclude interest as payments of interest on these borrowings are based on floating rate. The average interest rates for the year ended December 31, 2014 were 2.4% and 2.1% for Bank Term Loan and related party debt, respectively. See Note 9. Borrowings to our consolidated and combined financial statements.

(5)	Amounts represent obligations at December 31, 2014 and do not give effect to the 2015 aggregate prepayments to the Bank Term Loan and GECC Term Loan of $2.5 billion and $206 million, respectively.

(6)
The table above does not include estimated payments of liabilities associated with uncertain income tax positions.  The inherent complexity and uncertainty around the timing and amount of future outflows for uncertain tax positions do not permit a reasonably reliable estimate of payments, if any, to be made in connection with these liabilities. As of December 31, 2014, we had gross unrecognized tax benefits of $102 million, excluding related interest and penalties.  See Note 15. Income Taxes to the consolidated and combined financial statements.

Critical Accounting Estimates
____________________________________________________________________________________________
In preparing our consolidated and combined financial statements, we have identified certain accounting estimates and assumptions that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. The critical accounting estimates we have identified relate to allowance for loan losses, asset impairment, income taxes and fair value measurements. Many of these estimates include determining fair value. All of these estimates reflect our best judgment about current, and for some estimates future, economic and market conditions and their effects based on information available as of the date of these financial statements. If these conditions change from those expected, it is reasonably possible that these judgments and estimates could change, which may result in incremental losses on loan receivables, future impairments of investment securities, goodwill and intangible assets, and the establishment of valuation allowances on deferred tax assets and increases in our tax liabilities, among other effects. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our consolidated and combined financial statements, which discusses the significant accounting policies related to these estimates.
Allowance for Loan Losses
Losses on loan receivables are recognized when they are incurred, which requires us to make our best estimate of probable losses inherent in the portfolio. The method for calculating the best estimate of probable losses takes into account our historical experience adjusted for current conditions with each product and customer type and our judgment concerning the probable effects of relevant observable data, trends and market factors.

We evaluate each portfolio quarterly. For credit card receivables, our estimation process includes analysis of historical data and there is a significant amount of judgment applied in selecting inputs and analyzing the results produced by the models to determine the allowance. Our risk process includes standards and policies for reviewing major risk exposures and concentrations, and evaluates relevant data either for individual loans or on a portfolio basis, as appropriate. More specifically, we use a migration analysis to estimate the likelihood that a loan will progress through the various stages of delinquency. The migration analysis considers uncollectible principal, interest and fees reflected in the loan receivables. We use other analyses to estimate losses incurred on non-delinquent accounts. The considerations in these analyses include past performance, risk management techniques applied to various accounts, historical behavior of different account vintages, current economic conditions, recent trends in delinquencies, bankruptcy filings, account collection management, policy changes, account seasoning, loan volume and amounts, payment rates, forecasting uncertainties and a qualitative assessment of the adequacy of the allowance for losses, which compares this allowance for losses to projected net charge-offs over the next 12 months, in a manner consistent with regulatory guidance. We do not evaluate credit card loans for impairment on an individual basis, but instead estimate its allowance for credit card loan losses on a portfolio basis. Further, experience is not available for new portfolios; therefore, while we are developing that experience, we set loss allowances based on our experience with the most closely analogous products in our portfolio. Changes in such estimates can significantly affect the allowance and provision for losses. It is possible that we will experience credit losses that are different from our current estimates.
Asset Impairment
Investments
We regularly review investment securities for impairment using both quantitative and qualitative criteria. For debt securities, if we do not intend to sell the security, and it is not more likely than not that we will be required to sell the security before recovery of our amortized cost, we evaluate other qualitative criteria to determine whether a credit loss exists, such as the financial health of and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. Quantitative criteria include determining whether there has been an adverse change in expected future cash flows. For equity securities, our criteria include the length of time and magnitude of the amount that each security is in an unrealized loss position.
Goodwill and Intangible Assets
We do not amortize goodwill, but test it at least annually for impairment at the reporting unit level. A reporting unit is defined under GAAP as the operating segment, or one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. Our operating segment consists of a single reporting unit, based on the level at which management regularly reviews and measures the business operating results.
Goodwill impairment risk is first assessed under FASB Accounting Standards Update (“ASU”) 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment by performing a qualitative review of entity-specific, industry, market and general economic factors for our reporting unit. If potential goodwill impairment risk exists that indicates that it is more likely than not that the carrying value of our reporting unit exceeds its fair value, we apply a two-step quantitative test. The first step compares the reporting unit’s estimated fair value with its carrying value. If the carrying value of our reporting unit’s net assets exceeds its fair value, the second step is applied to measure the difference between the carrying value and implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, the goodwill is considered impaired and reduced to its implied fair value. The qualitative assessment for each period presented in the consolidated and combined financial statements was performed without hindsight, assuming only factors and market conditions existing as of those dates, and resulted in no potential goodwill impairment risk for our reporting unit. Consequently, goodwill was not deemed to be impaired for any of the periods presented.

Definite-lived intangible assets principally consist of customer-related assets, including contract acquisitions and purchased credit card relationships. These assets are amortized over their estimated useful lives and evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The evaluation compares the cash inflows expected to be generated from each intangible asset to its carrying value. If cash flows attributable to the intangible asset are less than the carrying value, the asset is considered impaired and written down to its estimated fair value. No impairments of definite-lived intangible assets have been recognized in the periods presented in the consolidated and combined financial statements.
Income Taxes
We are subject to income tax in the United States (federal, state and local) as well as other jurisdictions in which we operate. Our provision for income tax expense is based on our income, the statutory tax rates and other provisions of the tax laws applicable to us in each of these various jurisdictions. These laws are complex, and their application to our facts is at times open to interpretation. The process of determining our consolidated income tax expense includes significant judgments and estimates, including judgments regarding the interpretation of those laws. Our provision for income taxes and our deferred tax assets and liabilities incorporate those judgments and estimates, and reflect management’s best estimate of current and future income taxes to be paid. We review our tax positions quarterly and adjust the balances as new information becomes available.
Deferred tax assets and liabilities relate to temporary differences between the financial reporting and income tax bases of our assets and liabilities, as well as the impact of tax loss carryforwards or carrybacks, and are measured using the enacted income tax laws and rates that will be in effect when such differences are expected to reverse. Deferred tax assets are specific to the jurisdiction in which they arise, and are recognized subject to management’s judgment that realization of those assets is “more likely than not.” In making decisions regarding our ability to realize tax assets, we evaluate all positive and negative evidence, including projected future taxable income, taxable income in carryback periods, expected reversal of deferred tax liabilities, and the implementation of available tax planning strategies. These decisions rely heavily on estimates. We use our historical experience and our short- and long-range business forecasts to provide insight.
FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) (now part of ASC 740, Income Taxes), establishes the framework by which we determine the appropriate level of tax reserves to be maintained for uncertain income tax positions. Applying this framework, we recognize the financial statement impact of uncertain income tax positions when we conclude that it is more likely than not, based on the technical merits of a position, that the position will be sustained upon examination. In certain situations, we establish a liability that represents the difference between a tax position taken (or expected to be taken) on an income tax return and the amount of taxes recognized in our financial statements. We recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and provision for income taxes, respectively.
Fair Value Measurements
Assets and liabilities measured at fair value every reporting period include investments in debt and equity securities. Assets that are not measured at fair value every reporting period, but that are subject to fair value measurements in certain circumstances primarily include loans that have been reduced to fair value when they are held for sale, impaired loans that have been reduced based on the fair value of the underlying collateral, and cost method investments that are written down to fair value when they are impaired.
Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs. A fair value measurement is determined as the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date. The determination of fair value often involves significant judgments about assumptions such as determining an appropriate discount rate that factors in both risk and liquidity premiums, identifying the similarities and differences in market transactions, weighting those differences accordingly and then making the appropriate adjustments to those market transactions to reflect the risks specific to our asset being valued.

New Accounting Standards
____________________________________________________________________________________________
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures About Market Risk
____________________________________________________________________________________________
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, correlations or other market factors will result in losses for a position or portfolio. We are exposed to market risk primarily from changes in interest rates. See “Item 1A. Risk Factors—Risks Relating to Our Business—Changes in market interest rates could have a material adverse effect on our net earnings, funding and liquidity” and “—A reduction in our credit ratings could materially increase the cost of our funding from, and restrict our access to, the capital markets.”
Interest Rate Risk
We borrow money from a variety of depositors and institutions in order to provide loans to our customers. Changes in market interest rates cause our net interest income and our interest expense to increase or decrease, as certain of our assets and liabilities carry interest rates that fluctuate with market benchmarks. The interest rate benchmark for our floating rate assets is the prime rate and the interest rate benchmark for our floating rate liabilities is generally either LIBOR or the federal funds rate. The prime rate and the LIBOR or federal funds rate could reset at different times or could diverge, leading to mismatches in the interest rates on our floating rate assets and floating rate liabilities.
Competitive factors may limit, and future regulatory reform may limit or restrict, our ability to raise interest rates, fixed or floating, on our loans. In addition, some of our program agreements limit the rate of interest we can charge to customers under those agreements. If interest rates were to rise materially over a sustained period of time and we are unable to sufficiently raise our interest rates in a timely manner, our net interest margin could be adversely impacted, which could have a material adverse effect on our net earnings.
Interest rates may also adversely impact our customers’ spending levels and ability and willingness to pay outstanding amounts owed to us. Our floating rate products bear interest rates that fluctuate with the prime rate. Higher interest rates often lead to higher payment obligations by customers to us and other lenders under mortgage, credit card and other consumer loans, which may reduce our customers’ ability to remain current on their obligations to us and therefore lead to increased delinquencies, charge-offs and allowances for loan losses which could have a material adverse effect on our net earnings.
Changes in interest rates and competitor responses to these changes may also impact customer decisions to maintain deposits with us, and reductions in deposits could materially adversely affect our funding costs and liquidity.
To manage interest rate risk we generally pursue a match funding strategy pursuant to which we seek to match the interest rate repricing characteristics of our assets and liabilities. At December 31, 2014, 56.8% of our loan receivables bore a fixed interest rate to the customer, and we have historically funded these assets with fixed rate certificates of deposit, securitized financing and unsecured debt. At December 31, 2014, 43.2% of our loan receivables bore a floating interest rate to the customer, and we generally fund these assets with floating rate deposits, securitized financing and unsecured debt. Historically, we have not used interest rate derivative contracts to manage interest rate risk. To the extent we are unable to effectively match the interest rates on our assets and liabilities (including, in the future, potentially through the use of derivatives), our net earnings could be materially adversely affected.
We assess our interest rate risk by estimating the effect on our net earnings of various scenarios that differ based on assumptions about the direction and the magnitude of interest rate changes.

For purposes of presenting the possible earnings effect of a hypothetical, adverse change in interest rates over the 12-month period from our reporting date, we assume that all interest rate sensitive assets and liabilities will be impacted by a hypothetical, immediate 100 basis point increase in interest rates as of the beginning of the period. The sensitivity is based upon the hypothetical assumption that all relevant types of interest rates that affect our results would increase instantaneously, simultaneously and to the same degree.
Our interest rate sensitive assets include our variable rate loan receivables and the assets that make up our liquidity portfolio. At December 31, 2014, 43.2% of our receivables bore a floating interest rate. Assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice under standard terms in accordance with our normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100 basis point change in the underlying market-based indexed rate or other fixed rate has been considered rather than the full change in the rate to which the loan would contractually reprice. For assets that have a fixed interest rate at the period end but which contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, earnings sensitivity is measured from the expected repricing date.
Interest rate sensitive liabilities are assumed to be those for which the stated interest rate is not contractually fixed for the next 12-month period. Thus, liabilities that vary with changes in a market-based index, such as the federal funds rate or LIBOR, which will reset before the end of the 12-month period, or liabilities whose rates are fixed at the period end but which will mature and are assumed to be replaced with a market-based indexed rate prior to the end of the 12-month period, also are considered to be rate sensitive. For these fixed rate liabilities, earnings sensitivity is measured from the expected repricing date.
Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at December 31, 2014, we estimate that net interest income over the following 12-month period would increase by approximately $45 million.
Limitations of Market Risk Measures
The interest rate risk models that we use in deriving these measures incorporate contractual information, internally-developed assumptions and proprietary modeling methodologies, which project borrower and deposit behavior patterns in certain interest rate environments. Other market inputs, such as interest rates, market prices and interest rate volatility, are also critical components of our interest rate risk measures. We regularly evaluate, update and enhance these assumptions, models and analytical tools as we believe appropriate to reflect our best assessment of the market environment and the expected behavior patterns of our existing assets and liabilities.
There are inherent limitations in any methodology used to estimate the exposure to changes in market interest rates. The sensitivity analysis provided above contemplates only certain movements in interest rates at a particular point in time based on the existing balance sheet. It does not attempt to estimate the effect of a more significant interest rate increase over a sustained period of time, which as described in “—Interest Rate Risk” above, could adversely affect our net interest margin. In addition, the strategic actions that management may take to manage our balance sheet may differ from our projections, which could cause our actual earnings to differ from the above sensitivity analysis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
____________________________________________________________________________________________

The Board of Directors and Stockholders
Synchrony Financial:
We have audited the accompanying Consolidated and Combined Statements of Financial Position of Synchrony Financial and subsidiaries as of December 31, 2014 and 2013, and the related Consolidated and Combined Statements of Earnings, Comprehensive Income, Changes in Equity, and Cash Flows for each of the years in the three‑year period ended December 31, 2014. These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Synchrony Financial and subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
/s/ KMPG LLP
Stamford, Connecticut
February 23, 2015

Synchrony Financial and subsidiaries
Consolidated and Combined Statements of Earnings ____________________________________________________________________________________

For the years ended December 31 ($ in millions, except per share data)	2014	2013	2012
Interest income:
Interest and fees on loans (Note 5)	$12,216	$11,295	$10,300
Interest on investment securities	26	18	9
Total interest income	12,242	11,313	10,309
Interest expense:
Interest on deposits	470	374	362
Interest on borrowings of consolidated securitization entities	215	211	228
Interest on third-party debt	124	—	—
Interest on related party debt (Note 16)	113	157	155
Total interest expense	922	742	745
Net interest income	11,320	10,571	9,564
Retailer share arrangements	(2,575)	(2,373)	(1,984)
Net interest income, after retailer share arrangements	8,745	8,198	7,580
Provision for loan losses (Note 5)	2,917	3,072	2,565
Net interest income, after retailer share arrangements and provision for loan losses	5,828	5,126	5,015
Other income:
Interchange revenue	389	324	287
Debt cancellation fees	275	324	309
Loyalty programs	(281)	(213)	(199)
Other	102	65	87
Total other income	485	500	484
Other expense:
Employee costs	866	698	620
Professional fees	607	486	451
Marketing and business development	460	269	208
Information processing	212	193	165
Other	782	838	679
Total other expense	2,927	2,484	2,123
Earnings before provision for income taxes	3,386	3,142	3,376
Provision for income taxes (Note 15)	1,277	1,163	1,257
Net earnings	$2,109	$1,979	$2,119

Earnings per share
Basic	$2.78	$2.81	$3.00
Diluted	$2.78	$2.81	$3.00

See accompanying notes.

Synchrony Financial and subsidiaries
Consolidated and Combined Statements of Comprehensive Income
____________________________________________________________________________________________

For the years ended December 31 ($ in millions)	2014	2013	2012

Net earnings	$2,109	$1,979	$2,119

Other comprehensive income (loss)
Investment securities	9	(10)	2
Currency translation adjustments	(5)	(4)	2
Other	(1)	(1)	—
Other comprehensive income (loss)	3	(15)	4

Comprehensive income	$2,112	$1,964	$2,123

Amounts presented net of taxes.

See accompanying notes.

Synchrony Financial and subsidiaries
Consolidated and Combined Statements of Financial Position
____________________________________________________________________________________________

At December 31 ($ in millions)	2014	2013

Assets
Cash and equivalents	$11,828	$2,319
Investment securities (Note 4)	1,598	236
Loan receivables: (Notes 5 and 6)
Unsecuritized loans held for investment	34,335	31,183
Restricted loans of consolidated securitization entities	26,951	26,071
Total loan receivables	61,286	57,254
Less: Allowance for loan losses	(3,236)	(2,892)
Loan receivables, net	58,050	54,362
Loan receivables held for sale (Note 5)	332	—
Goodwill (Note 7)	949	949
Intangible assets, net (Note 7)	519	300
Other assets(a)	2,431	919
Total assets	$75,707	$59,085

Liabilities and Equity
Deposits: (Note 8)
Interest-bearing deposit accounts	$34,847	$25,360
Non-interest-bearing deposit accounts	108	359
Total deposits	34,955	25,719
Borrowings: (Notes 6 and 9)
Borrowings of consolidated securitization entities	14,967	15,362
Bank term loan	8,245	—
Senior unsecured notes	3,593	—
Related party debt (Note 16)	655	8,959
Total borrowings	27,460	24,321
Accrued expenses and other liabilities	2,814	3,085
Total liabilities	$65,229	$53,125

Equity:
Common Stock, par share value $0.001 per share; 4,000,000,000 shares authorized, 833,764,589 shares issued and outstanding at December 31, 2014	$1	$—
Additional paid-in capital	9,408	—
Retained earnings	1,079	—
Parent’s net investment	—	5,973
Accumulated other comprehensive income (loss):
Investment securities	—	(9)
Currency translation adjustments	(8)	(3)
Other	(2)	(1)
Total equity	10,478	5,960
Total liabilities and equity	$75,707	$59,085
_______________________
(a) Other assets include restricted cash and equivalents of $1,104 million and $76 million at December 31, 2014 and 2013, respectively.
See accompanying notes.

Synchrony Financial and subsidiaries
Consolidated and Combined Statements of Changes in Equity
____________________________________________________________________________________________

	Common Stock
($ in millions, shares in thousands)	Shares	Amount	Additional Paid-in Capital	Parent's Net Investment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity

Balance at January 1, 2012	—	$—	$—	$4,330	$—	$(2)	$4,328
Comprehensive income:
Net earnings	—	—	—	2,119	—	—	2,119
Other comprehensive income	—	—	—	—	—	4	4
Changes in Parent's net investment	—	—	—	(1,869)	—	—	(1,869)
Balance at December 31, 2012	—	$—	$—	$4,580	$—	$2	$4,582

Balance at January 1, 2013	—	$—	$—	$4,580	$—	$2	$4,582
Comprehensive income:
Net earnings	—	—	—	1,979	—	—	1,979
Other comprehensive income	—	—	—	—	—	(15)	(15)
Changes in Parent's net investment	—	—	—	(586)	—	—	(586)
Balance at December 31, 2013	—	$—	$—	$5,973	$—	$(13)	$5,960

Balance at January 1, 2014	—	$—	$—	$5,973	$—	$(13)	$5,960
Comprehensive income:
Net earnings	—	—	—	1,030	1,079	—	2,109
Other comprehensive income	—	—	—	—	—	3	3
Changes in Parent's net investment	—	—	—	(603)	—	—	(603)
Conversion of parent's net investment into common stock	705,271	1	6,399	(6,400)	—	—	—
Issuance of common stock	128,494	—	2,842	—	—	—	2,842
Stock-based compensation	—	—	12	—	—	—	12
Other	—	—	155	—	—	—	155
Balance at December 31, 2014	833,765	$1	$9,408	$—	$1,079	$(10)	$10,478

See accompanying notes.

Synchrony Financial and subsidiaries
Consolidated and Combined Statements of Cash Flows
____________________________________________________________________________________________

For the years ended December 31 ($ in millions)	2014	2013	2012
Cash flows - operating activities
Net earnings	$2,109	$1,979	$2,119
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for loan losses	2,917	3,072	2,565
Deferred income taxes	(203)	(237)	(18)
Depreciation and amortization	131	104	83
(Increase) decrease in interest and fees receivable	68	(152)	(541)
(Increase) decrease in other assets	196	40	1,180
Increase (decrease) in accrued expenses and other liabilities	(172)	810	189
All other operating activities	294	63	60
Cash from operating activities	5,340	5,679	5,637

Cash flows - investing activities
Maturity and redemption of investment securities	27	40	40
Purchases of investment securities	(1,376)	(100)	(31)
Acquisition of loan receivables	—	(206)	(815)
Net cash from principal business purchased (Note 3)	—	6,393	—
Net (increase) decrease in restricted cash and equivalents	(1,028)	(20)	(17)
Net (increase) decrease in loan receivables	(8,755)	(7,355)	(5,902)
Proceeds from sale of loan receivables	1,510	289	379
All other investing activities	(446)	(107)	(106)
Cash (used for) from investing activities	(10,068)	(1,066)	(6,452)

Cash flows - financing activities
Borrowings of consolidated securitization entities
Proceeds from issuance of securitized debt	5,176	866	7,799
Maturities and repayment of securitized debt	(5,569)	(2,708)	(4,775)
Third-party debt
Proceeds from issuance of third-party debt	12,343	—	—
Maturities and repayment of third-party debt	(505)	—	—
Related party debt
Proceeds from borrowings of related party debt	1,615	—	—
Maturities and repayment of related party debt	(10,015)	(1,649)	(1,099)
Net increase (decrease) in deposits	9,088	481	972
Proceeds from initial public offering	2,842	—	—
Net transfers (to) from Parent	(603)	(586)	(1,869)
All other financing activities	(135)	(32)	(66)
Cash from (used for) financing activities	14,237	(3,628)	962

Increase in cash and equivalents	9,509	985	147
Cash and equivalents at beginning of year	2,319	1,334	1,187
Cash and equivalents at end of year	$11,828	$2,319	$1,334

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$(839)	$(729)	$(736)
Cash paid during the year for income taxes	$(1,787)	$(1,183)	$(228)

See accompanying notes.

Synchrony Financial and subsidiaries
Notes to Consolidated and Combined Financial Statements
____________________________________________________________________________________________
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
The Company changed its name in March 2014 to Synchrony Financial and, in June 2014, changed the name of GE Capital Retail Bank to Synchrony Bank (the “Bank”). References to the “Company”, “we”, “us” and “our” are to Synchrony Financial and its consolidated subsidiaries unless the context otherwise requires.
In the third quarter of 2014, we entered into a series of transactions (the “Transactions”) to affect the first steps in GE’s staged exit from our business. The Transactions, among other things, included the IPO of 125 million shares of our common stock, and the issuance of 3.5 million additional shares of our common stock pursuant to an option granted to the underwriters in the IPO (the “Underwriters' Option”). Following the closing of the IPO and the Underwriters' Option, GE currently owns approximately 84.6% of our common stock. See Note 14. Equity and Other Stock Related Information and Note 16. Related Party Transactions for additional information on the Transactions.
NOTE 2.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated and combined financial statements were prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).
Preparing financial statements in conformity with U.S. GAAP requires us to make estimates based on assumptions about current, and for some estimates future, economic and market conditions (for example, unemployment, housing, interest rates and market liquidity) which affect reported amounts and related disclosures in our consolidated and combined financial statements. Although our current estimates contemplate current conditions and how we expect them to change in the future, as appropriate, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially affect our results of operations and financial position. Among other effects, such changes could result in incremental losses on loan receivables, future impairments of investment securities, goodwill and intangible assets, increases in reserves for contingencies, establishment of valuation allowances on deferred tax assets and increases in our tax liabilities.
We conduct our operations within the United States and Canada. Substantially all of our revenues are from U.S. customers. The operating activities conducted by our non-U.S. affiliates use the local currency as their functional currency. The effects of translating the financial statements of these non-U.S. affiliates to U.S. dollars are included in equity. Asset and liability accounts are translated at year-end exchange rates, while revenues and expenses are translated at average rates for the respective periods.
Consolidated Basis of Presentation
The transfer of all of the assets of our business from GECC and its subsidiaries to the Company was completed in the second quarter of 2014. As a result, the Company’s financial statements have been prepared on a consolidated basis beginning June 30, 2014. Under this basis of presentation, our financial statements consolidate all of our subsidiaries – i.e., entities in which we have a controlling financial interest, most often because we hold a majority voting interest. All periods subsequent to June 30, 2014 are also presented on a consolidated basis.

To determine if we hold a controlling financial interest in an entity, we first evaluate if we are required to apply the variable interest entity (“VIE”) model to the entity, otherwise the entity is evaluated under the voting interest model. Where we hold current or potential rights that give us the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance (“power”) combined with a variable interest that gives us the right to receive potentially significant benefits or the obligation to absorb potentially significant losses (“significant economics”), we have a controlling financial interest in that VIE. Rights held by others to remove the party with power over the VIE are not considered unless one party can exercise those rights unilaterally. We consolidate certain securitization entities under the VIE model because we have both power and significant economics. See Note 6. Variable Interest Entities.
Combined Basis of Presentation
For all periods prior to June 30, 2014, the Company's financial statements were prepared on a combined basis. The combined financial statements combine all of our subsidiaries and certain accounts of GECC and its subsidiaries that were historically managed as part of our business.
For all periods prior to the IPO, the Consolidated and Combined Statements of Earnings reflect intercompany expense allocations made to us by GE and GECC for certain corporate functions and for shared services provided by GE and GECC. Where possible, these allocations were made on a specific identification basis, and in other cases, these expenses were allocated by GE and GECC based on relative percentages of net operating costs or some other basis depending on the nature of the allocated cost. See Note 16. Related Party Transactions for further information on expenses allocated by GE and GECC.
The historical financial results in the consolidated and combined financial statements presented may not be indicative of the results that would have been achieved had we operated as a separate, standalone entity during those periods. We believe that the consolidated and combined financial statements include all adjustments necessary for a fair presentation of the Company.
Segment Reporting
We conduct our operations through a single business segment. Substantially all of our interest and fees on loans and long-lived assets relate to our operations within the United States. Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting, operating segments represent components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. The chief operating decision maker uses a variety of measures to assess the performance of the business as a whole, depending on the nature of the activity. Revenue activities are managed through three sales platforms (Retail Card, Payment Solutions and CareCredit). Those platforms are organized by the types of partners we work with to reach our customers, with success principally measured based on revenues, new accounts and other cardholder sales metrics. Detailed profitability information of the nature that could be used to allocate resources and assess the performance and operations for each sales platform individually, however, is not used by our chief operating decision maker. Expense activities, including funding costs, loan losses and operating expenses, are not measured for each platform but instead are managed for the Company as a whole.
Cash and Equivalents
Debt securities, money market instruments and bank deposits with original maturities of three months or less are included in cash equivalents unless designated as available-for-sale and classified as investment securities.
Restricted Cash and Equivalents
Restricted cash and equivalents represent cash and equivalents that are not available to us due to restrictions related to its use. The Bank is required to maintain reserves against its deposit liabilities in the form of vault cash and/or balances with the Federal Reserve Bank. In addition, our securitization entities are required to fund segregated accounts that may only be used for certain purposes, including payment of interest and servicing fees and repayment of maturing debt. We include our restricted cash and equivalents in other assets in our Consolidated and Combined Statements of Financial Position.

Investment Securities
We report investments in debt and marketable equity securities at fair value. See Note 10. Fair Value Measurements for further information on fair value. Unrealized gains and losses on these investment securities, which are classified as available-for-sale, are included in equity, net of applicable taxes. We regularly review investment securities for impairment using both quantitative and qualitative criteria.
For debt securities, if we do not intend to sell the security or it is not more likely than not that we will be required to sell the security before recovery of our amortized cost, we evaluate other qualitative criteria to determine whether we do not expect to recover the amortized cost basis of the security, such as the financial health of and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. We also evaluate quantitative criteria including determining whether there has been an adverse change in expected future cash flows. If we do not expect to recover the entire amortized cost basis of the security, we consider the security to be other-than-temporarily impaired, and we record the difference between the security’s amortized cost basis and its recoverable amount in earnings and the difference between the security’s recoverable amount and fair value in other comprehensive income. If we intend to sell the security or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis, the security is also considered other-than-temporarily impaired and we recognize the entire difference between the security’s amortized cost basis and its fair value in earnings. For equity securities, we consider the length of time and magnitude of the amount that each security is in an unrealized loss position. If we do not expect to recover the entire amortized cost basis of the security, we consider the security to be other-than-temporarily impaired, and we record the difference between the security’s amortized cost basis and its fair value in earnings.
Realized gains and losses are accounted for on the specific identification method.
Loan Receivables
Loan receivables primarily consist of open-end consumer revolving credit card accounts, closed-end consumer installment loans, and open-end commercial revolving credit card accounts. Loan receivables are reported at the amounts due from customers, including unpaid interest and fees.
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
If a loan is transferred from held for investment to held for sale, declines in fair value related to credit are recorded as a charge-off which establishes a new cost basis for the loan. Further declines in fair value and recoveries up to the amortized cost and realized gains or losses are recorded as a component of other income in our Consolidated and Combined Statements of Earnings.
Allowance for Loan Losses
Losses on loan receivables are recognized when they are incurred, which requires us to make our best estimate of probable losses inherent in the portfolio. The method for calculating the best estimate of probable losses takes into account our historical experience adjusted for current conditions with each product and customer type and our judgment concerning the probable effects of relevant observable data, trends and market factors.

We evaluate each portfolio for impairment quarterly. For credit card receivables, our estimation process includes analysis of historical data, and there is a significant amount of judgment applied in selecting inputs and analyzing the results produced by the models to determine the allowance. We use a migration analysis to estimate the likelihood that a loan will progress through the various stages of delinquency. The migration analysis considers uncollectible principal, interest and fees reflected in the loan receivables. We use other analyses to estimate losses incurred on non-delinquent accounts. The considerations in these analyses include past performance, risk management techniques applied to various accounts, historical behavior of different account vintages, current economic conditions, recent trends in delinquencies, bankruptcy filings, account collection management, policy changes, account seasoning, loan volume and amounts, payment rates, forecasting uncertainties, and a qualitative assessment of the adequacy of the allowance for losses, which compares this allowance for losses to projected net charge-offs over the next twelve months, in a manner consistent with regulatory guidance. We regularly review our collection experience (including delinquencies and net charge-offs) in determining our allowance for loan losses. We also consider our historical loss experience to date based on actual defaulted loans and overall portfolio indicators including delinquent and non-accrual loans, trends in loan volume and lending terms, credit policies and other observable environmental factors such as unemployment and home price indices.
The underlying assumptions, estimates and assessments we use to provide for losses are updated periodically to reflect our view of current conditions and are subject to the regulatory examination process, which can result in changes to our assumptions. Changes in such estimates can significantly affect the allowance and provision for losses. It is possible that we will experience credit losses that are different from our current estimates. Charge-offs are deducted from the allowance for losses when we judge the principal to be uncollectible and subsequent recoveries are added to the allowance at the time cash is received on a charged-off account.
Delinquent receivables are those that are 30 days or more past due based on their contractual payments. “Non-accrual” loan receivables are those on which we have stopped accruing interest. We continue to accrue interest until the earlier of the time at which collection of an account becomes doubtful or the account becomes 180 days past due, with the exception of non-credit card accounts, for which we stop accruing interest in the period that the account becomes 90 days past due.
Beginning in the fourth quarter of 2013, we revised our methods of classifying loan receivables as non-accrual to more closely align with regulatory guidance. As a result we continue to accrue interest on credit card balances until they reach 180 days past due. Previously, we stopped accruing interest on credit cards when the accounts became 90 days past due. As a result of this revision, credit card receivables of $949 million that were previously classified as non-accrual were returned to accrual status in the fourth quarter of 2013. This revision did not have a material effect on earnings for the year ended December 31, 2013.
“Impaired” loans represent loans for which it is probable that we will be unable to collect all amounts due according to the original contractual terms of the loan agreement and loans meeting the definition of a troubled debt restructuring (“TDR”). TDRs are those loans for which we have granted a concession to a borrower experiencing financial difficulties where we do not receive adequate compensation.
The same loan receivable may meet more than one of the definitions above. Accordingly, these categories are not mutually exclusive and it is possible for a particular loan to meet the definitions of a TDR, impaired loan and non-accrual loan and be included in each of these categories. The categorization of a particular loan also may not be indicative of the potential for loss.

Loan Modifications and Restructurings
Our loss mitigation strategy is intended to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions or other actions, which may cause the related loan to be classified as a TDR and also as impaired. We utilize short-term (3 to 12 months) or long-term (12 to 60 months) modification programs to borrowers experiencing financial difficulty as a loss mitigation strategy to improve long-term collectability of the loans that are classified as TDRs. For our credit card customers, the short-term program primarily consists of a reduced minimum payment and an interest rate reduction, both lasting for a period no longer than 12 months. The long-term program involves changing the structure of the loan to a fixed payment loan with a maturity no longer than 60 months and reducing the interest rate on the loan. The long-term program does not normally provide for the forgiveness of unpaid principal, but may allow for the reversal of certain unpaid interest or fee assessments. We also make loan modifications for customers who request financial assistance through external sources, such as a consumer credit counseling agency program. The loans that are modified typically receive a reduced interest rate but continue to be subject to the original minimum payment terms and do not normally include waiver of unpaid principal, interest or fees. The determination of whether these changes to the terms and conditions meet the TDR criteria includes our consideration of all relevant facts and circumstances. See Note 5. Loan Receivables and Allowance for Loan Losses for additional information on our loan modifications and restructurings.
Our allowance for loan losses on TDRs is generally measured based on the difference between the recorded loan receivable and the present value of the expected future cash flows, discounted at the original effective interest rate of the loan. If the loan is collateral dependent, we measure impairment based upon the fair value of the underlying collateral less estimated selling costs.
Data related to redefault experience is also considered in our overall reserve adequacy review. Once the loan has been modified, it returns to current status (re-aged) only after three consecutive minimum monthly payments are received post modification date, subject to a re-aging limitation of once a year, or twice in a five-year period in accordance with the Federal Financial Institutions Examination Council (“FFIEC”) guidelines on Uniform Retail Credit Classification and Account Management policy issued in June 2000. We believe that the allowance for loan losses would not be materially different had we not re-aged these accounts.
Charge-Offs
Net charge-offs consist of the unpaid principal balance of loans held for investment that we determine are uncollectible, net of recovered amounts. We exclude accrued and unpaid finance charges, fees and third-party fraud losses from charge-offs. Charged-off and recovered accrued and unpaid finance charges and fees are included in interest and fees on loans while fraud losses are included in other expense. Charge-offs are recorded as a reduction to the allowance for loan losses and subsequent recoveries of previously charged-off amounts are credited to the allowance for loan losses. Costs incurred to recover charged-off loans are recorded as collection expense and are included in other expense in our Consolidated and Combined Statements of Earnings.
We charge-off unsecured closed-end consumer installment loans and loans secured by collateral when they are 120 days contractually past due and unsecured open-ended revolving loans when they are 180 days contractually past due. Unsecured consumer loans in bankruptcy are charged-off within 60 days of notification of filing by the bankruptcy court or within contractual charge-off periods, whichever occurs earlier. Credit card loans of deceased account holders are charged-off within 60 days of receipt of notification.
Goodwill and Intangible Assets
We do not amortize goodwill, but test it at least annually for impairment at the reporting unit level pursuant to ASC 350, Intangibles—Goodwill and Other. A reporting unit is defined under GAAP as the operating segment, or one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. Our single operating segment comprises a single reporting unit, based on the level at which segment management regularly reviews and measures the business operating results.

Goodwill impairment risk is first assessed by performing a qualitative review of entity-specific, industry, market and general economic factors for our reporting unit. If potential goodwill impairment risk exists that indicates that it is more likely than not that the carrying value of our reporting unit exceeds its fair value, we apply a two-step quantitative test. The first step compares the reporting unit’s estimated fair value with its carrying value. If the carrying value of our reporting unit’s net assets exceeds its fair value, the second step is applied to measure the difference between the carrying value and implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, the goodwill is considered impaired and reduced to its implied fair value. The qualitative assessment for each period presented in the consolidated and combined financial statements was performed without hindsight, assuming only factors and market conditions existing as of those dates, and resulted in no potential goodwill impairment risk for our reporting unit. Consequently, goodwill was not deemed to be impaired for any of the periods presented.
Definite-lived intangible assets principally consist of customer-related assets including contract acquisition costs and purchased credit card relationships. These assets are amortized over their estimated useful lives and evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The evaluation compares the cash inflows expected to be generated from each intangible asset to its carrying value. If cash flows attributable to the intangible asset are less than the carrying value, the asset is considered impaired and written down to its estimated fair value. No impairments of definite-lived intangible assets have been recognized in the periods presented in the consolidated and combined financial statements.
Revenue Recognition
Interest and Fees on Loans
We use the effective interest method to recognize income on loans. Interest on loans is comprised largely of interest and late fees on credit card and other loans. Interest income is recognized based upon the amount of loans outstanding and their contractual interest rate. Late fees are recognized when billable to the customer. We continue to accrue interest and fees on credit cards until the accounts are charged-off in the period the account becomes 180 days past due. For non-credit card loans, we stop accruing interest and fees when the account becomes 90 days past due. Previously recognized interest income that was accrued but not collected from the customer is reversed. Although we stop accruing interest in advance of payments, we recognize interest income as cash is collected when appropriate, provided the amount does not exceed that which would have been earned at the historical effective interest rate; otherwise, payments received are applied to reduce the principal balance of the loan.
We resume accruing interest on non-credit card loans when the customer’s account is less than 90 days past due and collection of such amounts is probable. Interest accruals on modified loans that are not considered to be TDRs may return to current status (re-aged) only after receipt of at least three consecutive minimum monthly payments subject to a re-aging limitation of once a year, or twice in a five-year period.
Direct loan origination costs on credit card loans are deferred and amortized on a straight-line basis over a one-year period, or the life of the loan for other loan receivables, and are included in interest and fees on loans in our Consolidated and Combined Statements of Earnings. See Note 5. Loan Receivables and Allowance for Loan Losses for further detail.
Other loan fees including returned check, cash advance and other miscellaneous fees are recognized net of waivers and charge-offs when the related transaction or service is provided, and are included in other income in our Consolidated and Combined Statements of Earnings.

Promotional Financing
Loans originated with promotional financing may include deferred interest financing (interest accrues during a promotional period and becomes payable if the full purchase amount is not paid off during the promotional period), no interest financing (no interest accrues during a promotional period but begins to accrue thereafter on any outstanding amounts at the end of the promotional period) and reduced interest financing (interest accrues monthly at a promotional interest rate during the promotional period). For deferred interest financing, we bill interest to the borrower, retroactive to the inception of the loan, if the loan is not repaid prior to the specified date. Income is recognized on such loans when it is billable. In almost all cases, our retail partner will pay an upfront fee or reimburse us to compensate us for all or part of the costs associated with providing the promotional financing. Upfront fees are deferred and accreted to income over the promotional period. Reimbursements are estimated and accrued as income over the promotional period.
Purchased Loans
Loans acquired by purchase are recorded at fair value, which incorporates our estimate at the acquisition date of the credit losses over the remaining life of the acquired loans. As a result, the allowance for losses is not carried over at acquisition. For loans acquired with evidence of credit deterioration, the excess of cash flows expected at acquisition over the initial acquisition cost is recognized into interest income over their remaining lives using the effective interest method. Subsequent decreases to the expected cash flows for these loans require us to evaluate the need for an allowance for credit losses. Subsequent improvements in expected cash flows are recognized into interest income prospectively. For other acquired loans, the excess of contractually required cash flows over the initial acquisition cost is recognized into interest income over the remaining lives using the effective interest method. Subsequent increases in incurred losses for these loans require us to evaluate the need for an allowance for credit losses. Our evaluation of the amount of future cash flows expected to be collected is performed in a similar manner as that used to determine our allowance for loan losses.
Retailer Share Arrangements
Most of our Retail Card program agreements and certain other program agreements contain retailer share arrangements that provide for payments to our partners if the economic performance of the program exceeds a contractually defined threshold. Although the share arrangements vary by partner, these arrangements are generally structured to measure the economic performance of the program, based typically on agreed upon program revenues (including interest income and certain other income) less agreed upon program expenses (including interest expense, provision for credit losses, retailer payments and operating expenses), and share portions of this amount above a negotiated threshold. These thresholds and the economic performance of a program are based on, among other things, agreed upon measures of program expenses. On a quarterly basis, we make a judgment as to whether it is probable that the performance threshold will be met under a particular retail partner’s retailer share arrangement. The current period’s estimated contribution to that ultimate expected payment is recorded as a liability. To the extent facts and circumstances change and the cumulative probable payment for prior months has changed, a cumulative adjustment is made to align the retailer share arrangement liability balance with the amount considered probable of being paid relating to past periods.
Loyalty Programs
Our loyalty programs are designed to generate increased purchase volume per customer while reinforcing the value of our credit cards and strengthening cardholder loyalty. These programs typically provide cardholders with rewards in the form of merchandise discounts that are earned by achieving a pre-set spending level on their private label or Dual Card. Other programs provide cash back or reward points, which are redeemable for a variety of products or awards. These programs are primarily in our Retail Card platform. We establish a rewards liability based on points and merchandise discounts earned that are ultimately expected to be redeemed and the average cost per point at redemption. The rewards liability is included in accrued expenses and other liabilities in our Consolidated and Combined Statements of Financial Position. Cash rebates are earned based on a tiered percentage of purchase volume. As points and discounts are redeemed or cash rebates are issued, the rewards liability is relieved. The estimated cost of loyalty programs is classified as a reduction to other income in our Consolidated and Combined Statements of Earnings.

Fraud Losses
We experience third-party fraud losses from the unauthorized use of credit cards and when loans are obtained through fraudulent means. Fraud losses are included as a charge within other expense in our Consolidated and Combined Statements of Earnings, net of recoveries, when such losses are probable. Loans are charged off, as applicable, after the investigation period has completed.
Income Taxes
We are included in the consolidated U.S. federal and state income tax returns of GE, where applicable, but also file certain separate state and foreign income tax returns. The tax provision and current and deferred tax balances have been presented on a separate company basis as if we were a separate filer. The effects of tax adjustments and settlements from taxing authorities are presented in our consolidated and combined financial statements in the period to which they relate as if we were a separate filer. Our current obligations for taxes are settled with our parent on an estimated basis and adjusted in later periods as appropriate and are reflected in our consolidated and combined financial statements in the periods in which those settlements occur. We recognize the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax laws and rates that will be in effect when the differences are expected to reverse. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. See Note 15. Income Taxes for additional detail.
Fair Value Measurements
For financial assets and liabilities measured at fair value on a recurring basis, fair value is the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date.
Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. Preference is given to observable inputs. These two types of inputs create the following fair value hierarchy:
Level 1— Quoted prices for identical instruments in active markets.
Level 2— Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
Level 3— Significant inputs to the valuation model are unobservable.

We maintain policies and procedures to value instruments using the best and most relevant data available. In addition, we have risk management teams that review valuation, including independent price validation for certain instruments. We use non-binding broker quotes and other third-party pricing services as our primary basis for valuation when there is limited or no relevant market activity for a specific instrument or for other instruments that share similar characteristics. We have not adjusted prices we have obtained.
As is the case with our primary pricing vendor, third-party brokers and other third-party pricing services do not provide us access to their proprietary valuation models, inputs and assumptions. Accordingly, our risk management personnel conduct reviews of these brokers and services, as applicable, similar to the reviews performed of our primary pricing vendor. In addition, we conduct internal reviews of pricing for all investment securities on a quarterly basis to ensure reasonableness of valuations used in the consolidated and combined financial statements. These reviews are designed to identify prices that appear stale, those that have changed significantly from prior valuations, and other anomalies that may indicate that a price may not be accurate. Based on the information available, we believe that the fair values provided by the primary pricing vendor, third-party brokers and other third-party pricing services are representative of prices that would be received to sell the assets at the measurement date (exit prices) and are classified appropriately in the hierarchy.
Recurring Fair Value Measurements
Our investments in debt and equity securities are measured at fair value every reporting period on a recurring basis.
Non-Recurring Fair Value Measurements
Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.
Repossessed assets and cost method investments are currently the only significant categories of assets which we account for at fair value on a non-recurring basis.
Financial Assets and Financial Liabilities Carried at Other than Fair Value
The following is a description of the valuation techniques used to estimate the fair values of the financial assets and liabilities carried at other than fair value.
Loan receivables, net
In estimating the fair value for our loan receivables, we use a discounted future cash flow model. We use various unobservable inputs including estimated interest and fee income, payment rates, loss rates and discount rates (which consider current market interest rate data adjusted for credit risk and other factors) to estimate the fair values of loans. When collateral dependent, loan receivables may be valued using collateral values.
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
The fair values of the senior unsecured notes are based on secondary market trades and other observable inputs and are classified as level 2. The fair value of the Bank Term Loan is based on non-binding broker quotes and are classified as level 3.

The fair value of the related party debt at December 31, 2014 is based on an internal valuation methodology that utilizes significant unobservable inputs.
NOTE 3.    ACQUISITIONS
Effective January 11, 2013, we acquired the deposit business of MetLife Bank, N.A. in a transaction that was accounted for using the acquisition method of accounting. In exchange for assuming $6.4 billion of deposit liabilities we received assets that included $6.4 billion of cash, $19 million of core deposit intangibles, $8 million of other intangibles and $8 million of deferred tax assets. The $13 million excess of the fair value of the consideration conveyed to the seller over the fair value of the net assets acquired was recognized as goodwill.
NOTE 4.    INVESTMENT SECURITIES
All of our investment securities are classified as available-for-sale and are held to meet our liquidity objectives and to comply with the Community Reinvestment Act. Our investment securities consist of the following:

	December 31, 2014				December 31, 2013
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
($ in millions)	cost	gains	losses	fair value	cost	gains	losses	fair value
Debt
U.S. government and federal agency	$1,252	$—	$—	$1,252	$—	$—	$—	$—
State and municipal	57	1	(1)	57	53	—	(7)	46
Residential
mortgage-backed(a)	271	3	(3)	271	183	1	(9)	175
U.S. corporate debt	3	—	—	3	—	—	—	—
Equity	15	—	—	15	15	—	—	15
Total	$1,598	$4	$(4)	$1,598	$251	$1	$(16)	$236
_______________________

(a)
At December 31, 2014 and 2013 all of our residential mortgage-backed securities related to securities issued by government-sponsored entities and are pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve Discount Window advances. All residential mortgage-backed securities are collateralized by U.S. mortgages.

The following table presents the estimated fair values and gross unrealized losses of our available-for-sale investment securities:

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
($ in millions)	fair value	losses	fair value	losses

At December 31, 2014
Debt
State and municipal	$—	$—	$34	$(1)
Residential mortgage-backed	30	—	85	(3)
U.S. government and federal agency	700	—	—	—
Total	$730	$—	$119	$(4)

At December 31, 2013
Debt
State and municipal	$23	$(2)	$20	$(5)
Residential mortgage-backed	127	(7)	20	(2)
Equity	14	—	—	—
Total	$164	$(9)	$40	$(7)
At December 31, 2014, none of our equity securities and U.S. corporate debt securities were in a gross unrealized loss position. We regularly review investment securities for impairment using both qualitative and quantitative criteria. We presently do not intend to sell our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell these securities before recovery of our amortized cost.
There were no other-than-temporary impairments recognized for the years ended December 31, 2014, 2013 and 2012.
Contractual Maturities of Investments in Available-for-Sale Debt Securities (excluding residential mortgage-backed securities)

	Amortized	Estimated
At December 31, 2014 ($ in millions)	cost	fair value

Due
Within one year	$1,005	$1,005
After one year through five years	$250	$250
After five years through ten years	$1	$1
After ten years	$56	$56
We expect actual maturities to differ from contractual maturities because borrowers have the right to prepay certain obligations.
There were no significant realized gains or losses recognized for the years ended December 31, 2014, 2013 and 2012.
Although we generally do not have the intent to sell any specific securities held at December 31, 2014, in the ordinary course of managing our investment securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield, liquidity requirements and funding obligations.

NOTE 5.    LOAN RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

At December 31 ($ in millions)	2014	2013

Credit cards	$58,880	$54,958
Consumer installment loans	1,063	965
Commercial credit products	1,320	1,317
Other	23	14
Total loan receivables, before allowance for losses(a)(b)	$61,286	$57,254
_______________________

(a)
Total loan receivables include $27.0 billion and $26.1 billion of restricted loans of consolidated securitization entities at December 31, 2014 and 2013, respectively. See Note 6. Variable Interest Entities for further information on these restricted loans.

(b)	At December 31, 2014 and 2013, loan receivables included deferred expense, net of deferred income, of $46 million and $8 million, respectively.
Disposition of Loan Receivables
During the fourth quarter of 2014, we closed the sale of certain credit card portfolios associated with two retail partners whose program agreements with us were not extended beyond their contractual expiration dates in 2014. We recognized a pre-tax gain of $46 million related to the portfolio sales in other income in our Consolidated and Combined Statement of Earnings for the year ended December 31, 2014.
In addition, we entered into an agreement to sell a credit card portfolio associated with one additional retail partner whose program agreement with us was not extended beyond its contractual expiration date in 2015.  As a result, at December 31, 2014, $332 million of loan receivables are classified as loan receivables held for sale on our Consolidated and Combined Statement of Financial Position. The sale of this portfolio, which is subject to customary closing conditions, is expected to be completed in the second quarter of 2015.
Allowance for Loan Losses

($ in millions)	Balance at January 1, 2014	Provision charged to operations		Gross charge-offs	Recoveries	Balance at December 31, 2014

Credit cards	$2,827	$2,858	(a)	$(3,111)	$595	$3,169
Consumer installment loans	19	20		(30)	13	22
Commercial credit products	46	39		(48)	8	45
Other	—	—		—	—	—
Total	$2,892	$2,917		$(3,189)	$616	$3,236

($ in millions)	Balance at January 1, 2013	Provision charged to operations	Gross charge-offs	Recoveries	Balance at December 31, 2013

Credit cards	$2,174	$2,970	$(2,847)	$530	$2,827
Consumer installment loans	62	49	(111)	19	19
Commercial credit products	38	53	(53)	8	46
Other	—	—	—	—	—
Total	$2,274	$3,072	$(3,011)	$557	$2,892

($ in millions)	Balance at January 1, 2012	Provision charged to operations	Gross charge-offs	Recoveries	Balance at December 31, 2012

Credit cards	$1,902	$2,438	$(2,680)	$514	$2,174
Consumer installment loans	113	54	(130)	25	62
Commercial credit products	37	69	(76)	8	38
Other	—	4	(4)	—	—
Total	$2,052	$2,565	$(2,890)	$547	$2,274
_____________________

(a)	Includes a $61 million reduction in provision for loan losses associated with the classification of certain loan receivables as held for sale.
Delinquent and Non-accrual Loans

At December 31, 2014 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total Past Due	90 or more days delinquent and accruing	Total non-accruing (a)

Credit cards	$1,331	$1,147	$2,478	$1,147	$—
Consumer installment loans	15	2	17	—	2
Commercial credit products	28	13	41	13	—
Total delinquent loans	$1,374	$1,162	$2,536	$1,160	$2
Percentage of total loan receivables(a)	2.2%	1.9%	4.1%	1.9%	—%

At December 31, 2013 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total Past Due	90 or more days delinquent and accruing	Total non-accruing (a)

Credit cards	$1,327	$1,105	$2,432	$1,105	$—
Consumer installment loans	12	2	14	—	2
Commercial credit products	28	14	42	14	—
Total delinquent loans	$1,367	$1,121	$2,488	$1,119	$2
Percentage of total loan receivables(a)	2.4%	2.0%	4.3%	2.0%	—%
______________________

(a)	Percentages are calculated based on period-end balances.
Impaired Loans and Troubled Debt Restructurings
Most of our non-accrual loan receivables are smaller balance loans evaluated collectively, by portfolio, for impairment and therefore are outside the scope of the disclosure requirements for impaired loans. Accordingly, impaired loans represent restructured smaller balance homogeneous loans meeting the definition of a TDR. We use certain loan modification programs for borrowers experiencing financial difficulties. These loan modification programs include interest rate reductions and payment deferrals in excess of three months, which were not part of the terms of the original contract.

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

For the years ended December 31 ($ in millions)	2014	2013
Credit cards	$423	$506
Consumer installment loans	—	26
Commercial credit products	5	7
Total	$428	$539
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

At December 31, 2014 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$716	$(217)	$499	$613
Consumer installment loans	—	—	—	—
Commercial credit products	8	(3)	5	8
Total	$724	$(220)	$504	$621

At December 31, 2013 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$799	$(246)	$553	$692
Consumer installment loans	—	—	—	—
Commercial credit products	12	(5)	7	12
Total	$811	$(251)	$560	$704

Financial Effects of TDRs
As part of our loan modifications for borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following table presents the types and financial effects of loans modified and accounted for as TDRs during the periods presented:

Years ended December 31,	2014			2013			2012
($ in millions)	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$56	$140	$745	$79	$175	$890	$75	$173	$908
Consumer installment loans	—	—	—	1	3	—	1	4	80
Commercial credit products	—	2	10	1	2	12	1	3	5
Total	$56	$142	$755	$81	$180	$902	$77	$180	$993
Payment Defaults
The following table presents the type, number and amount of loans accounted for as TDRs that enrolled in a modification plan within the previous 12 months and experienced a payment default during the periods presented. A customer defaults from a modification program after two consecutive missed payments.

Years ended December 31,	2014		2013		2012
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	29,313	$60	30,640	$56	43,609	$82
Consumer installment loans	—	—	98	3	129	4
Commercial credit products	159	1	42	—	95	—
Total	29,472	$61	30,780	$59	43,833	$86
Credit Quality Indicators
Our loan receivables portfolio includes both secured and unsecured loans. Secured loan receivables are largely comprised of consumer installment loans secured by equipment. Unsecured loan receivables are largely comprised of our open-ended revolving credit card and commercial loans. As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, as well as information from credit bureaus, such as a Fair Isaac Corporation (“FICO”) or other credit scores, relating to the customer’s broader credit performance. FICO scores are generally obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. Beginning in 2014, we refined the categories of FICO scores we use to better align to the categories used across our industry. We now categorize these credit scores into the following three credit score categories: (i) 661 or higher, which are considered the strongest credits; (ii) 601 to 660, considered moderate credit risk; and (iii) 600 or less, which are considered weaker credits. There are certain customer accounts for which a FICO score is not available where we use alternative sources to assess their credit and predict behavior. The following table provides the most recent FICO scores available for our customers at December 31, 2014 and 2013, respectively, as a percentage of each class of loan receivable. We have reclassified the categories at December 31, 2013 to conform to the current period classification. The table below excludes 0.8% and 1.1% of our total loan receivables balance at December 31, 2014 and 2013, respectively, which represents those customer accounts for which a FICO score is not available.

At December 31	2014			2013
	661 or	601 to	600 or	661 or	601 to	600 or
	higher	660	less	higher	660	less
Credit cards	72.5%	19.9%	7.6%	71.7%	20.0%	8.3%
Consumer installment loans	78.9%	15.7%	5.4%	78.2%	15.5%	6.3%
Commercial credit products	86.5%	8.6%	4.8%	85.3%	9.4%	5.3%
Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and by applying the same credit standards for all of our credit products. Unused credit card lines available to our customers totaled approximately $297 billion and $277 billion at December 31, 2014 and 2013, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.
Interest Income by Product
The following table provides additional information about our interest and fees on loans from our loan receivables, including held for sale:

For the years ended December 31 ($ in millions)	2014	2013	2012
Credit cards	$11,967	$11,015	$9,967
Consumer installment loans	99	129	176
Commercial credit products	149	150	156
Other	1	1	1
Total	$12,216	$11,295	$10,300
NOTE 6.    VARIABLE INTEREST ENTITIES
We use VIEs to securitize loans and arrange asset-backed financing in the ordinary course of business. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE and we did not provide non-contractual support for previously transferred loan receivables to any VIE in the years ended December 31, 2014 and 2013. Our VIEs are able to accept new loan receivables and arrange new asset-backed financings, consistent with the requirements and limitations on such activities placed on the VIE by existing investors. Once an account has been designated to a VIE, the contractual arrangements we have require all existing and future loans originated under such account to be transferred to the VIE. The amount of loan receivables held by our VIEs in excess of the minimum amount required under the asset-backed financing arrangements with investors may be removed by us under random removal of accounts provisions. All loan receivables held by a VIE are subject to claims of third-party investors.
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

In determining whether we have the right to receive benefits or the obligation to absorb losses that could potentially be significant to a VIE, we evaluate all of our economic interests in the entity, regardless of form (debt, equity, management and servicing fees, and other contractual arrangements). This evaluation considers all relevant factors of the entity’s design, including: the entity’s capital structure, contractual rights to earnings or losses, subordination of our interests relative to those of other investors, as well as any other contractual arrangements that might exist that could have the potential to be economically significant. The evaluation of each of these factors in reaching a conclusion about the potential significance of our economic interests is a matter that requires the exercise of professional judgment.
We consolidate our VIEs because we have the power to direct the activities that significantly affect the VIEs' economic performance, typically because of our role as either servicer or administrator for the VIEs. The power to direct exists because of our role in the design and conduct of the servicing of the VIEs’ assets as well as directing certain affairs of the VIEs, including determining whether and on what terms debt of the VIEs will be issued.
The loan receivables in these entities have risks and characteristics similar to our other financing receivables and were underwritten to the same standard. Accordingly, the performance of these assets has been similar to our other comparable loan receivables; however, the blended performance of the pools of receivables in these entities reflects the eligibility criteria that we apply to determine which receivables are selected for transfer. Contractually, the cash flows from these financing receivables must first be used to pay third-party debt holders, as well as other expenses of the entity. Excess cash flows, if any, are available to us. The creditors of these entities have no claim on our other assets.
The table below summarizes the assets and liabilities of our consolidated securitization VIEs described above.

At December 31 ($ in millions)	2014	2013
Assets
Loan receivables, net(a)	$25,645	$24,766
Other assets	1,134	20
Total	$26,779	$24,786

Liabilities
Borrowings	$14,967	$15,362
Other liabilities	368	228
Total	$15,335	$15,590
_______________________

(a)
Includes $1.3 billion of related allowance for loan losses for both periods presented, resulting in gross restricted loans of $27.0 billion and $26.1 billion at December 31, 2014 and 2013, respectively.

The balances presented above are net of intercompany balances and transactions that are eliminated in our consolidated and combined financial statements.
We provide, and, for one of our securitization entities GECC provides, servicing to these VIEs. Historically, the applicable servicer of each of these VIEs was contractually permitted to commingle cash collected from customers on loan receivables owned by the VIEs with our own cash prior to payment to a VIE, subject to certain credit rating requirements. As a result of this commingling of cash, at December 31, 2013, we and GECC on a combined basis, owed to these VIEs $4.1 billion and the VIEs owed to us and GECC, $3.3 billion for purchased loan receivables and amounts due to us under the equity and other interests we and GECC held in the VIEs. These amounts have been eliminated in our Consolidated and Combined Statements of Financial Position.

Beginning in 2014, we stopped commingling cash with our VIEs and collections are required to be placed into segregated accounts owned by each VIE in amounts that meet contractually specified minimum levels. These segregated funds are invested in cash and cash equivalents and are restricted as to their use, principally to pay maturing principal and interest on debt and the servicing fees. Collections above these minimum levels are remitted to us on a daily basis. At December 31, 2014, the net amounts we owed to the VIEs we directly service was $9 million, representing VIE collections temporarily held by us, net of servicing fees owed from these VIEs. These amounts have been eliminated in our Consolidated and Combined Statement of Financial Position. At December 31, 2014, the segregated funds held by the VIEs were $1.0 billion and were classified as restricted cash and included as a component of other assets in our Consolidated and Combined Statement of Financial Position. For one of our VIEs, GECC is the servicer and we are the subservicer. At December 31, 2014, in our capacity as a subservicer, we temporarily held $75 million of VIE collections which are reflected in our Consolidated and Combined Statement of Financial Position within other liabilities as amounts payable to GECC. The VIE reflected a corresponding amount as a receivable due from GECC within other assets. In addition, at December 31, 2014, we are entitled to unpaid subservicing fees of $36 million, which is reflected in our Consolidated and Combined Statement of Financial Position within other assets as a receivable due from GECC. The VIE reflected a corresponding amount as a payable to GECC within other liabilities.
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $5.2 billion, $5.3 billion and $4.8 billion for the years ended December 31, 2014, 2013 and 2012, respectively. Related expenses consisted primarily of provision for loan losses of $1.1 billion, $1.2 billion and $1.3 billion for the years ended December 31, 2014, 2013 and 2012, respectively, and interest expense of $215 million, $211 million and $228 million for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts do not include intercompany transactions, principally fees and interest, which are eliminated in our consolidated and combined financial statements.
NOTE 7.    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill

($ in millions)	2014	2013
Balance at January 1	$949	$936
Acquisitions	—	13
Balance at December 31	$949	$949
The increase in goodwill during 2013 relates to the acquisition of the MetLife Bank, N.A deposit business. See Note 3. Acquisitions.
Intangible Assets Subject to Amortization

	2014			2013
At December 31 ($ in millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related	$849	$(405)	$444	$586	$(312)	$274
Capitalized software	120	(45)	75	55	(29)	26
Total	$969	$(450)	$519	$641	$(341)	$300
During 2014 we recorded additions to intangible assets subject to amortization of $328 million, primarily related to payments made to acquire customer relationships or extend retail partner relationships, as well as capitalized software expenditures related to the build of our standalone information technology infrastructure.
Customer-related intangible assets primarily relate to retail partner contract acquisitions and extensions, as well as purchased credit card relationships. During the year ended December 31, 2014, we recorded additions to customer-related intangible assets subject to amortization of $263 million, primarily related to payments made to acquire and extend certain retail partner relationships. These additions had a weighted average amortizable life of 8 years.

Amortization expense related to retail partner contracts was $81 million, $60 million and $53 million for the years ended December 31, 2014, 2013 and 2012, respectively, and is included as a component of marketing and business development expense in our Consolidated and Combined Statements of Earnings. All other amortization expense was $28 million, $23 million and $15 million for the years ended December 31, 2014, 2013 and 2012, respectively, and is included as a component of other expense in our Consolidated and Combined Statements of Earnings. We estimate annual amortization expense for existing intangible assets over the next five calendar years to be as follows:

($ in millions)	2015	2016	2017	2018	2019
Amortization expense	$116	$114	$92	$64	$54
NOTE 8.    DEPOSITS
Deposits

	2014		2013
At December 31 ($ in millions)	Amount	Average rate (a)	Amount	Average rate (a)

Interest-bearing deposits	$34,847	1.6%	$25,360	1.7%
Non-interest-bearing deposits	108	—	359	—
Total deposits	$34,955		$25,719
___________________

(a)	Based on interest expense for the years ended December 31, 2014 and 2013 and average deposits balances.
At December 31, 2014 and 2013, interest-bearing deposits included $9.4 billion and $5.7 billion, respectively, of direct deposit certificates of $100,000 or more. At December 31, 2014, our interest-bearing time deposits maturing over the next five years and thereafter were as follows:

($ in millions)	2015	2016	2017	2018	2019	Thereafter
Deposits	$11,626	$3,453	$2,556	$1,894	$3,880	$2,693
The above maturity table excludes $6.1 billion of demand deposits with no defined maturity. In addition, at December 31, 2014, we had $2.6 billion of broker network deposit sweeps procured through a program arranger who channels brokerage account deposits to us. Unless extended, the contracts associated with these broker network deposit sweeps will terminate in 2015 and 2017, representing $2.4 billion and $262 million, respectively.
NOTE 9.    BORROWINGS

		2014		2013
At December 31 ($ in millions)	Maturity date	Amount(a)	Weighted average interest rate	Amount(a)	Weighted average interest rate

Borrowings of consolidated securitization entities	2015 - 2019	$14,967	1.2%	$15,362	1.2%
Bank term loan	2019	8,245	2.1%	—	—%
Senior unsecured notes	2017 - 2024	3,593	3.4%	—	—%
Related party debt	2019	655	4.2%	8,959	1.7%	(b)
Total borrowings		$27,460		$24,321
___________________

(a)	The amounts presented for outstanding borrowings include unamortized debt premiums and discounts.

(b)	Represents average rate based on interest expense for the year ended December 31, 2013 and average borrowing balance.

Borrowings of Consolidated Securitization Entities
We securitize credit card receivables as an additional source of funding. In preparation for the IPO, in the first half of 2014, we amended the terms of certain of these borrowings, primarily to extend maturities and increase the availability of secured borrowing commitments. The maturities of the borrowings of our consolidated securitization entities at December 31, 2014, which reflect the effect of these amendments, were as follows:

($ in millions)	2015	2016	2017	2018	2019	Thereafter
Borrowings of consolidated securitization entities	$2,604	$2,165	$7,351	$1,684	$1,163	$—
In addition, at December 31, 2014, we had an aggregate of $6.1 billion of undrawn committed capacity under our securitization programs.
During the years ended December 31, 2014 and 2013, we completed new debt issuances through our securitized entities with proceeds of $5.2 billion and $866 million, respectively.
Third-Party Debt
Bank Term Loan
On August 5, 2014, we entered into a new term loan facility (the “Bank Term Loan”) with third-party lenders that initially provided $8.0 billion principal amount of unsecured term loans maturing in 2019. The Bank Term Loan bears interest based upon, at our option, (i) a base rate plus a margin of 0.65% to 1.40% or (ii) a London Interbank Offered Rate (“LIBOR”) rate plus a margin of 1.65% to 2.40%, with the margin, in each case, based on our long-term senior unsecured non-credit-enhanced debt ratings or, if such rating has not been assigned to our debt by the applicable rating agency, a corporate credit rating. At December 31, 2014, the base rate and LIBOR margins were 0.90% and 1.90%, respectively. In August 2014, we prepaid $505 million of the Bank Term Loan, using a portion of the net proceeds from our issuance of senior unsecured notes. In October 2014, we amended the Bank Term Loan to, among other things, increase the amount of indebtedness that the Company may incur thereunder by $750 million, and this amount was borrowed in full.
At December 31, 2014, the total indebtedness outstanding under the Bank Term Loan was $8.2 billion and the weighted average interest rate was 2.06%. Subsequent to December 31, 2014, we prepaid an additional $2.5 billion in the aggregate of the Bank Term Loan, which included the use of a portion of the net proceeds from the issuance of senior unsecured notes in February 2015. The total indebtedness outstanding under the Bank Term Loan following these additional prepayments was $5.7 billion.
Senior Unsecured Notes
On August 11, 2014, we issued a total of $3.6 billion principal amount of senior unsecured notes, comprising $500 million aggregate principal amount of 1.875% senior notes due 2017, $1.1 billion aggregate principal amount of 3.000% senior notes due 2019, $750 million aggregate principal amount of 3.750% senior notes due 2021, and $1.25 billion aggregate principal amount of 4.250% senior notes due 2024.
On February 2, 2015, we issued a total of $1.0 billion principal amount of senior unsecured notes, comprising $750 million aggregate principal amount of 2.700% senior notes due 2020, and $250 million aggregate principal amount of floating rate senior notes due 2020. All of the net proceeds from this issuance were used to prepay the Bank Term Loan and GECC Term Loan on a pro rata basis.
Related Party Debt
In connection with the IPO, all outstanding related party debt at the date of the closing of the IPO, totaling $8.0 billion, was repaid, and we entered into new long-term debt arrangements with third parties and GECC.
On August 5, 2014, we entered into a new term loan facility (the “GECC Term Loan”) with GECC, which provided $1.5 billion principal amount of unsecured term loan maturing in 2019. The GECC Term Loan bears interest based upon, at our option, (i) a base rate plus a margin of 3.00% or (ii) a LIBOR rate plus a margin of 4.00%.

During 2014, we used the $750 million of additional borrowings under the Bank Term Loan and a portion of the net proceeds from the issuance of senior unsecured notes to make prepayments in the aggregate of $845 million of the GECC Term Loan, and the balance of related party debt outstanding at December 31, 2014 was $655 million.
Subsequent to December 31, 2014, we prepaid an aggregate of $206 million of the GECC Term Loan, which included the use of a portion of the net proceeds from the issuance of senior unsecured notes in February 2015. Following these prepayments, the indebtedness outstanding under the GECC Term Loan was $449 million.
NOTE 10.    FAIR VALUE MEASUREMENTS
For a description of how we estimate fair value, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies.
The following tables present our assets and liabilities measured at fair value on a recurring basis. Included in the tables are debt and equity securities.
Recurring Fair Value Measurements
The following tables present our assets measured at fair value on a recurring basis.

At December 31, 2014 ($ in millions)	Level 1	Level 2	Level 3	Total

Assets
Investment securities
Debt
U.S. Government and Federal Agency	$—	$1,252	$—	$1,252
State and municipal	—	—	57	57
Residential mortgage-backed	—	271	—	271
U.S. Corporate	—	—	3	3
Equity	15	—	—	15
Total	$15	$1,523	$60	$1,598

At December 31, 2013 ($ in millions)

Assets
Investment securities
Debt
State and municipal	$—	$—	$46	$46
Residential mortgage-backed	—	175	—	175
Equity	15	—	—	15
Total	$15	$175	$46	$236
For the years ended December 31, 2014 and 2013 there were no securities transferred between Level 1 and Level 2 or between Level 2 and Level 3. At December 31, 2014 and 2013, we did not have any significant liabilities measured at fair value on a recurring basis.
Our Level 3 recurring fair value measurements primarily relate to state and municipal debt instruments of $57 million and $46 million at December 31, 2014 and 2013, respectively, which are valued using non-binding broker quotes or other third-party sources, as well as corporate debt instruments of $3 million at December 31, 2014. For a description of our process to evaluate third-party pricing servicers, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies. Our state and municipal debt securities are classified as available-for-sale with changes in fair value included in accumulated other comprehensive income.

The following table presents the changes in our Level 3 debt instruments that are measured on a recurring basis for the years ended December 31, 2014 and 2013.
Changes in Level 3 Instruments

Years ended December 31, ($ in millions)	2014	2013

Balance at beginning of period	$46	$39
Net realized/unrealized gains (losses) included in accumulated other comprehensive income	7	(4)
Purchases	11	16
Settlements	(4)	(5)
Balance at end of period	$60	$46

Net change in unrealized gains (losses) relating to instruments still held at December 31	$7	$(4)
Non-Recurring Fair Value Measurements
We hold certain assets that have been measured at fair value on a non-recurring basis at December 31, 2014 and 2013. These assets can include repossessed assets and cost method investments that are written down to fair value when they are impaired, as well as loan receivables held for sale. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs. The assets held by us that were measured at fair value on a non-recurring basis and the effects of the remeasurement to fair value were not material for all periods presented. The estimated fair value of loan receivables held for sale exceeded their amortized cost and accordingly a remeasurement to fair value was not required during the year ended December 31, 2014.

Financial Assets and Financial Liabilities Carried at Other than Fair Value

	Carrying	Corresponding fair value amount
At December 31, 2014 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents (c)	$11,828	$11,828	$8,153	$3,675	$—
Other assets(a)	$1,104	$1,104	$1,104	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(d)	$58,050	$64,113	$—	$—	$64,113
Loan receivables held for sale(d)	$332	$351	$—	$—	$351

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$34,955	$35,442	$—	$35,442	$—
Borrowings of consolidated securitization entities	$14,967	$14,985	$—	$7,912	$7,073
Bank term loan	$8,245	$8,204	$—	$—	$8,204
Senior unsecured notes	$3,593	$3,660	$—	$3,660	$—
Related party debt	$655	$655	$—	$—	$655

	Carrying	Corresponding fair value amount
At December 31, 2013 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents	$2,319	$2,319	$2,319	$—	$—
Other assets(a)	$76	$76	$76	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net	$54,362	$60,344	$—	$—	$60,344

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$25,719	$25,994	$—	$25,994	$—
Borrowings of consolidated securitization entities	$15,362	$15,308	$—	$8,206	$7,102
Related party debt(b)	$8,959	$209	$—	$209	$—
_______________________

(a)	This balance relates to restricted cash and equivalents which is included in other assets.

(b)
The fair value of the related party debt at December 31, 2013 relates to $195 million of debt issued by one of our securitization entities which was held by a GECC affiliate. This related party debt was repurchased by the Company during the year ended December 31, 2014 and is now eliminated in our consolidated and combined financial statements at December 31, 2014.

(c)
For cash and cash equivalents carrying value approximates fair value due to the liquid nature and short maturity of these instruments. Cash equivalents classified as Level 2 represent U.S. Government and Federal Agency debt securities with original maturities of three months or less.

(d)
Under certain retail partner program agreements, the expected sales proceeds related to the sale of their credit card portfolio may be limited to the amounts owed by our customers, which may be less than the fair value indicated above.

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
As a savings and loan holding company, we historically have not been required to maintain any specific amount of minimum capital. Beginning as early as 2015, however, we expect that we will be subject to capital requirements similar to those applicable to the Bank. These capital requirements have recently been substantially revised, including as a result of Basel III and the requirements of the Dodd-Frank Act. Moreover, these requirements are supplemented by outstanding regulatory proposals by the federal banking agencies, based on, and in addition to, changes recently adopted by the Basel Committee to increase the amount and scope of a supplemental leverage capital requirement that will be applicable to larger savings and loan holding companies, like GECC, by increasing the assets included in the denominator of the leverage ratio calculation.
When we become subject to capital requirements, we will also be required to conduct stress tests on an annual basis. Under the Federal Reserve Board’s stress test regulations, we will be required to utilize stress-testing methodologies providing for results under at least three different sets of conditions, including baseline, adverse and severely adverse conditions. In addition, as part of meeting our minimum capital requirements, we may be required to comply with the Federal Reserve Board’s Comprehensive Capital Analysis and Review (“CCAR”) process, or some modified version of the CCAR process, which would measure our minimum capital requirement levels under various stress scenarios. In connection with such a process, we may be required to develop for the Federal Reserve Board’s review and approval a capital plan that will include how we will meet our minimum capital requirements under specified stress scenarios.
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
At December 31, 2014 and 2013, the Bank met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and leverage ratios as set forth in the following table. There are no conditions or events subsequent to December 31, 2014 that management believes have changed the Bank’s capital category.
The actual capital amounts and ratios and the required minimums of the Bank are as follows:

At December 31, 2014 ($ in millions)	Actual		Minimum for capital adequacy purposes(b)		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio	Amount	Ratio

Total risk-based capital	$7,100	17.1%	$3,322	8.0%	$4,152	10.0%
Tier 1 risk-based capital	$6,559	15.8%	$1,661	4.0%	$2,491	6.0%
Tier 1 leverage	$6,559	13.4%	$1,959	4.0%	$2,449	5.0%

At December 31, 2013 ($ in millions)	Actual		Minimum for capital adequacy purposes(b)		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio	Amount	Ratio

Total risk-based capital	$6,010	17.3%	$2,784	8.0%	$3,480	10.0%
Tier 1 risk-based capital	$5,559	16.0%	$1,392	4.0%	$2,088	6.0%
Tier 1 leverage	$5,559	14.9%	$1,495	4.0%	$1,869	5.0%
_______________________

(a)	Represent Basel I capital ratios calculated for the Bank.

(b)	In addition to the Basel I requirements, under the Bank’s Operating Agreement with the OCC entered into on January 11, 2013, the Bank must maintain minimum levels of capital as follows:

At December 31 ($ in millions)	2014		2013
	Amount	Ratio	Amount	Ratio
Total risk-based capital	$4,568	11.0%	$3,828	11.0%
Tier 1 risk-based capital	$2,907	7.0%	$2,436	7.0%
Tier 1 leverage	$2,938	6.0%	$2,243	6.0%
The Bank may pay dividends on its stock, with consent or non-objection from the OCC and the Federal Reserve Board, among other things, if its regulatory capital would not thereby be reduced below the amount then required by the applicable regulatory capital requirements.
NOTE 12.     EMPLOYEE BENEFIT PLANS
GE Benefit Plans
Our U.S. employees continue to be eligible to participate in various employee benefit plans provided by GE. We reimburse GE for the benefits provided, including costs associated with our participation in GE’s retirement plans (pension, retiree health and life insurance, and savings benefit plans) and active health and life insurance benefit plans.
Certain of our employees participate in GE’s primary retirement pension plan (the “GE Pension Plan”), a defined benefit pension plan. Our participation in that plan is accounted for as a participant in a multi-employer plan, and therefore, we record expense only to the extent that we are required to fund that plan. We have not been required to fund that plan, beyond the service costs for active participating employees. As such, we have not recorded any liability associated with our participation in this plan in our Consolidated and Combined Statements of Financial Position at December 31, 2014 and 2013.
In addition to the GE Pension Plan, certain of our employees are also covered under the GE Supplementary Pension Plan and the GE Retirement Savings Plan. The GE Supplementary Pension Plan is a pension plan providing retirement benefits primarily to higher-level, long service U.S. employees. Our employees are also eligible to participate in the GE Retirement Savings Plan, a defined contribution savings plan that allows an employee to contribute a portion of their pay on a pre-tax basis. GE matches 50% of these contributions up to a maximum of 8% of the employee’s pay. Employees who commence service after January 1, 2011, receive a non-elective contribution into this plan in lieu of participating in the GE Pension Plan.
We incurred expenses associated with these plans of $164 million, $124 million and $107 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Separation
Effective no later than the date on which GE ceases to own at least 50% of our outstanding common stock, our applicable U.S. employees will cease to participate in GE benefit plans and will participate in employee benefit plans established and maintained by us. For at least one year following the date that GE ceases to own at least 50% of our outstanding common stock, we will maintain plans that will provide our U.S. employees with benefits that are comparable in the aggregate to the value of those benefits provided by GE benefit plans immediately prior to the date that GE ceases to own at least 50% of our outstanding common stock, excluding nonqualified defined benefit pension plans, retiree medical benefits, stock options, other equity awards and certain executive fringe benefits.
We will also establish new benefit plans for our non-U.S. employees that, together with any benefit plans we assume or continue, will provide such non-U.S. employees with benefits that are comparable in the aggregate to the value of those benefits provided by the benefit plans in effect immediately prior to the date on which GE ceases to own at least 50% of our outstanding common stock, or, in the case of employees in India and the Philippines, a date that is up to one year after such date. We will maintain these existing or new plans for our non-U.S. employees for a period of at least one year following the benefit transition date (or such longer period required by applicable law).
We will recognize prior GE service for purposes of eligibility, vesting or calculation of vacation, sick days, severance, layoff and similar benefits under our new plans and programs to the same extent such service is recognized under corresponding GE plans.
NOTE 13.    EARNINGS PER SHARE

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the assumed conversion of all dilutive securities.

The following table presents the calculation of basic and diluted earnings per share:

	Years ended December 31,
(in millions, except per share data)	2014	2013	2012
Net earnings	$2,109	$1,979	$2,119

Weighted average common shares outstanding, basic	757.4	705.3	705.3
Effect of dilutive securities	0.2	—	—
Weighted average common shares outstanding, dilutive	757.6	705.3	705.3

Earnings per basic common share	$2.78	$2.81	$3.00
Earnings per diluted common share	$2.78	$2.81	$3.00
In connection with, and following the IPO, we issued certain stock based awards under the Synchrony Financial 2014 Long-Term Incentive Plan. A total of approximately 6 million shares related to these awards were considered anti-dilutive and therefore were excluded from the computation of diluted earnings per share for the year ended December 31, 2014.

NOTE 14.    EQUITY AND OTHER STOCK RELATED INFORMATION
The IPO
In July 2014, in preparation for the IPO, we completed a stock split pursuant to which each share held by the holder of our common stock was reclassified into 5,262.3512 shares. Following this stock split, we had approximately 705 million shares of common stock outstanding. The effects of the stock split have been reflected for all historical periods presented.
On August 5, 2014, we closed the IPO of 125 million shares of our common stock at a price to the public of $23.00 per share and on September 3, 2014 we issued an additional 3.5 million shares of our common stock pursuant to the Underwriters' Option. We received net proceeds from the IPO and the Underwriters' Option of approximately $2.8 billion. Following the IPO and the Underwriters' Option, GE owns approximately 84.6% of our common stock.
Synchrony Financial Incentive Programs
Prior to the IPO, we established the Synchrony Financial 2014 Long-Term Incentive Plan, which we refer to as the “Incentive Plan.” The Incentive Plan permits us to issue stock-based, stock-denominated and other awards to officers, employees, consultants and non-employee directors providing services to the Company and our participating affiliates. Available awards under the Incentive Plan include stock options and stock appreciation rights (“SARs”), restricted stock and restricted stock units (“RSUs”), performance awards and other awards valued in whole or in part by reference to or otherwise based on our common stock (other stock-based awards), and dividend equivalents.
In connection with the IPO, we issued a total of 3.3 million RSUs and 4.9 million stock options to certain employees. These RSUs and stock options will generally cliff vest four years from the award date provided that the employee has remained continuously employed by the Company through such vesting date. In addition, during the year ended December 31, 2014, we issued a total of 0.5 million RSUs and 0.7 million stock options in connection with the 2014 annual grant. The RSUs and stock options issued in connection with the 2014 annual grant will generally vest 20% annually, starting with the first anniversary of the award date, provided that the employee has remained continuously employed by the Company through such vesting date. Each RSU is convertible into one share of Synchrony Financial common stock. The total compensation expense recorded for these awards was not material for all periods presented. At December 31, 2014, there was $111 million of total unrecognized compensation cost related to non-vested RSUs and stock options.
Other Incentive Programs
Prior to the IPO, certain of our employees were granted GE stock options and RSUs under GE’s 2007 Long-Term Incentive Plan. Share requirements for all plans may be met by GE from either unissued or treasury shares of its stock. Stock options expire 10 years from the date they are granted and vest over service periods that range from one to five years. RSUs give the recipients the right to receive shares of GE stock upon the vesting of their related restrictions. Restrictions on RSUs vest in various increments and at various dates, beginning after one year from date of grant through grantee retirement. Each RSU is convertible into one share of GE stock. Although the plan permits GE to issue RSUs settleable in cash, GE has only issued RSUs settleable in shares of GE stock.
GE employees have routinely transferred employment between various GE subsidiaries, including to/from the Company. Our consolidated and combined financial statements include compensation expense related to these awards for the portion of an employee’s vesting period that accrued during employment with us. The total compensation expense recorded for these awards was not material for all periods presented.
All unvested GE stock options that are held by our employees will vest as of the date GE ceases to own at least 50% of our outstanding common stock. At December 31, 2014, there was $14 million of total unrecognized compensation cost related to non-vested RSUs and stock options.

NOTE 15.    INCOME TAXES
We are included in the consolidated U.S. federal and state income tax returns of GE, where applicable, but also file certain separate state and foreign income tax returns. The tax provision is presented on a separate company basis as if we were a separate filer. The effects of tax adjustments and settlements from taxing authorities are presented in our consolidated and combined financial statements in the period to which they relate as if we were a separate filer. Our current obligations for taxes are settled with our parent on an estimated basis and adjusted in later periods as appropriate and are reflected in our consolidated and combined financial statements in the periods in which those settlements occur.
Earnings before Provision for Income Taxes

For the years ended December 31 ($ in millions)	2014	2013	2012
U.S.	$3,377	$3,124	$3,352
Non-U.S.	9	18	24
Earnings before provision for income taxes	$3,386	$3,142	$3,376
Provision for Income Taxes

For the years ended December 31 ($ in millions)	2014	2013	2012
Current provision for income taxes
U.S. Federal	$(1,320)	$(1,280)	$(1,152)
Non-U.S.	(7)	(5)	(7)
U.S. state and local	(153)	(115)	(116)
Total current provision for income taxes	(1,480)	(1,400)	(1,275)

Deferred benefit (provision) for income taxes
U.S. Federal	181	215	16
Non-U.S.	(1)	1	—
U.S. state and local	23	21	2
Deferred benefit (provision) for income taxes from temporary differences	203	237	18
Total provision for income taxes	$(1,277)	$(1,163)	$(1,257)

Consistent with the provisions of ASC 740, Income Taxes, U.S. income taxes have not been provided on temporary differences related to investments in certain non-U.S. subsidiaries. The temporary differences are due to earnings that have been reinvested abroad for an indefinite period of time and other differences between the book basis and tax basis in the equity in the non-U.S. subsidiaries. The cumulative amounts of temporary differences with regard to which we have not provided U.S. income taxes were approximately $23 million and $20 million at December 31, 2014 and 2013 respectively. Any U.S. tax liability associated with these temporary differences would not be material to the consolidated financial statements.
Reconciliation of Our Effective Tax Rate to the U.S. Federal Statutory Income Tax Rate

For the years ended December 31	2014	2013	2012
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of federal benefit	2.5%	1.9%	2.2%
All other, net	0.2%	0.1%	—%
Effective tax rate	37.7%	37.0%	37.2%
Deferred Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax laws and rates that will be in effect when such differences are expected to reverse.

Significant Components of Our Net Deferred Income Taxes

At December 31 ($ in millions)	2014	2013
Assets
Allowance for loan losses	$1,147	$1,027
Reward programs	68	34
State and local income taxes	56	40
State net operating losses	12	—
Other assets	100	55
Total deferred income tax assets before valuation allowance	1,383	1,156
Valuation allowance	(10)	—
Total deferred income tax assets	1,373	1,156

Liabilities
Original issue discount	(488)	(508)
Goodwill and identifiable intangibles	(229)	(216)
Other liabilities	(53)	(24)
Total deferred income tax liabilities	(770)	(748)
Net deferred income tax assets	$603	$408
At December 31, 2014, the Company has state income tax net operating losses of $520 million with a related deferred tax asset of $19 million ($12 million net of federal benefit). This deferred tax asset is net of unrecognized tax benefits in accordance with ASU 2013-11 and has been reflected in the reconciliation of unrecognized tax benefits. The state net operating losses will expire in 2034 if not utilized prior to that year. The Company believes that it is more likely than not that a portion of the state net operating losses will expire before being utilized. Therefore, we have recorded a valuation allowance of $16 million ($10 million net of federal benefit) to reduce the deferred tax asset to the amount more likely than not to be realized.
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
Under the TSSA, we generally are responsible for all taxes attributable to us or our operations for taxable periods following December 31, 2013. To the extent we file tax returns on a consolidated basis with GE, we will be required to make tax sharing payments to GE in amounts equal to our separate company tax liability. Our separate company tax liability will generally be equal to the amount of tax we would have paid had we been filing tax returns separately from GE, subject to certain adjustments, whether or not GE is actually required to pay such amounts to the taxing authorities. For taxable periods prior to January 1, 2014, GE is responsible for all income taxes imposed by the United States, Canada and Puerto Rico. Liabilities related to taxable periods prior to January 1, 2014 were settled with GE during the year ended December 31, 2014. We are responsible for all other taxes attributable to our business. Where required for certain tax items, we have retained the liability and recorded an indemnity receivable in our Consolidated and Combined Statement of Financial Position.
Unrecognized Tax Benefits
We recognize the financial statement impact of uncertain income tax positions when we conclude that it is more likely than not, based on the technical merits of a position, that the position will be sustained upon examination. In certain situations, we establish a liability that represents the difference between a tax position taken (or expected to be taken) on an income tax return and the amount of taxes recognized in our financial statements. We recognize accrued interest and penalties related to uncertain income tax benefits as interest expense and provision for income taxes, respectively.

At December 31, 2014 and 2013, our unrecognized tax benefits, excluding related interest expense and penalties, were $102 million and $202 million respectively, of which $68 million and $131 million, respectively, if recognized, would reduce the annual effective rate. Included in the amount of unrecognized tax benefits are certain items that would not affect the effective tax rate if they were recognized in our Consolidated and Combined Statements of Earnings. These unrecognized items include the portion of gross state and local unrecognized tax benefits that would be offset by the benefit from associated U.S. federal income tax deductions and the portion of gross state and local unrecognized tax benefits that would be offset by a valuation allowance. The amount of unrecognized tax benefits which may be resolved in the next twelve months is not expected to be material to our consolidated financial statements.
Reconciliation of Unrecognized Tax Benefits

($ in millions)	2014	2013
Balance at January 1	$202	$167
Additions:
Tax positions of the current year	75	59
Tax positions of prior years	20	—
Reductions:
Prior year tax positions	(194)	—
Settlements with tax authorities	—	(4)
Expiration of the statute of limitation	(1)	(20)
Balance at December 31	$102	$202
Included in the reduction for prior year tax positions for the year ended December 31, 2014 is a non-cash settlement with GE of $194 million, related to taxable periods prior to January 1, 2014, in accordance with the TSSA. Principally as a result of this settlement, net of the associated U.S. federal income tax deduction, and the related accrued interest, additional paid-in capital increased by $147 million during the year ended December 31, 2014. Additionally, there are unrecognized tax benefits of $21 million for the year ended December 31, 2014 that are included in the tabular reconciliation above but recorded in the Consolidated Statement of Financial Position as a reduction of the related deferred tax asset for net operating losses. Further, the additions related to tax positions of prior years are subject to an indemnification pursuant to the TSSA. As a separate public company, we will continue to compute our unrecognized tax benefits on a separate return basis and we will settle our liabilities, as required, in accordance with the TSSA.
For the years ended December 31, 2014, 2013 and 2012, $5 million, $5 million and $3 million of interest expense related to income tax liabilities, respectively, and no penalties were recognized in our Consolidated and Combined Statements of Earnings. At December 31, 2014 and 2013, we had accrued $1 million and $17 million, respectively, for income tax related interest and penalties.
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
NOTE 16.    RELATED PARTY TRANSACTIONS
Services Provided by GE
GE and its subsidiaries, including GECC, have provided and continue to provide a variety of services to us.

In connection with the IPO, we entered into various agreements with GE and its affiliates that now govern our relationship with GE and GECC following the IPO. On July 30, 2014, we entered into a Master Agreement with GECC and, for certain limited purposes only, GE (the “Master Agreement”). The Master Agreement sets forth our agreements with GE and GECC relating to the ownership of certain assets and the allocation of certain liabilities in connection with the separation of our company from GECC. It also sets forth other agreements governing our relationship with GECC and its affiliates after the IPO. In connection with the IPO, we entered into the following agreements with GE and its affiliates:

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

•Tax Sharing and Separation Agreement - see Note 15. Income Taxes for a discussion of this agreement.

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

Funding Provided by GECC
Prior to the IPO, we used related party debt provided by GECC to meet our funding requirements after taking into account deposits held at the Bank, funding from securitized financings and cash generated from our operations. GECC assessed us an interest cost on a portion of the Parent’s total investment and historically we have reflected that portion as related party debt in the Consolidated and Combined Statements of Financial Position. All related party debt owed by the Company to GECC outstanding on the closing date of the IPO was repaid in August 2014, and we entered into the GECC Term Loan, See Note 9. Borrowings for additional information.

The following table sets forth the direct costs, indirect costs and interest expenses related to services and funding provided by GE for the periods indicated.

($ in millions)	Years ended December 31,
	2014	2013	2012
Direct costs(a)	$294	$207	$184
Indirect costs(a)	134	230	206
Interest expense(b)	113	157	155
Total expenses for services and funding provided by GECC	$541	$594	$545
_______________________

(a)	Direct and indirect costs are included in the other expense line items in our Consolidated and Combined Statements of Earnings.

(b)	Included in interest expense in our Consolidated and Combined Statements of Earnings.
Direct Costs
Direct costs are costs associated with either services provided directly to us that are centralized at GE or services provided to us by third parties under contracts entered into by GE. These services included the provision of employee benefits and benefit administration; information technology services; telecommunication services; and other services, including leases for vehicles, equipment and facilities. GE allocated the costs associated with these services to us using established allocation methodologies. Under the Transitional Services Agreement (“TSA”), all of the costs billed to us by GE subsequent to the IPO are included as a component of direct costs and are at GE’s cost in accordance with historic allocation methodologies.
Indirect Costs
Following the IPO, GE and GECC no longer allocate costs to us related to corporate overhead. For periods prior to the IPO, GE and GECC allocated costs to us related to corporate overhead that directly or indirectly benefited our business. These assessments related to information technology, insurance coverage, tax services provided, executive incentive payments, advertising and branding and other functional support. These allocations were determined primarily using our percentage of GECC’s relevant expenses. In preparation for the IPO, these allocated charges were billed directly to us in July 2014, and are therefore included as a component of “Direct costs”.
Interest Expense
For periods prior to the IPO, interest expense represents interest cost assessed to us from GECC’s centralized treasury function based on fixed and floating interest rates, plus funding related costs that include charges for liquidity and other treasury costs. For periods subsequent to the IPO, interest expense represents interest accruing on the GECC Term Loan.
Other Related Party Transactions
GECC is the servicer and we are the subservicer for one of our securitization entities. We perform substantially all of the servicing functions with respect to this entity pursuant to a subservicing agreement with GECC. The net cost recognized in our Consolidated and Combined Statements of Earnings in connection with these arrangements is de minimis. See Note 6. Variable Interest Entities.
In addition to the related party activities described above, we have been party to certain cash management and payment processing arrangements with GE and GECC. Historically, most of our cash and equivalents that were not held for purposes of funding the Bank’s liquidity requirements were transferred to GECC on a daily basis and GECC subsequently funded the operating and investing activities of our business as needed. Following the IPO, we no longer transfer cash and equivalents to GECC, other than for purposes of the servicing arrangement discussed above.

GE also makes payments for our payroll, corporate credit card bills and freight expenses through a centralized payment system and we reimburse GE in full for the amounts paid. Such expenses are included in other expense across the relevant categories in our Consolidated and Combined Statements of Earnings and are directly attributable to our business and our employees.
Parent’s Net Investment
At December 31, 2013, the remainder of our Parent’s total investment, in excess of our related party debt is reflected as equity under the caption, Parent’s net investment, in our Consolidated and Combined Statements of Financial Position. At December 31, 2014, GECC's equity ownership is reflected in common stock and additional paid-in capital in our Consolidated and Combined Statements of Financial Position.
NOTE 17.     PARENT COMPANY FINANCIAL INFORMATION
The following parent company financial statements for Synchrony Financial are provided in accordance with SEC rules, which requires such disclosure when restricted net assets of consolidated subsidiaries exceed 25% of consolidated net assets. At December 31, 2014, restricted net assets of our subsidiaries were approximately $8.0 billion.
Condensed Statements of Earnings

For the years ended December 31 ($ in millions)	2014	2013	2012
Interest income:
Interest income from subsidiaries	$85	$143	$154
Interest on investment securities	1	—	—
Total interest income	86	143	154
Interest expense:
Interest on third-party debt	(124)	—	—
Interest on related party debt	(109)	(143)	(154)
Total interest expense	(233)	(143)	(154)
Net interest income	(147)	—	—
Dividends from bank subsidiaries	885	1,400	745
Dividends from nonbank subsidiaries	1,206	2,500	—
Other income	6	—	—
Other expense:
Employee costs	23	—	—
Professional fees	14	—	—
Other(a)	380	26	—
Total other expense	417	26	—
Earnings before benefit from income taxes	1,533	3,874	745
Benefit from income taxes	215	7	—
Equity in undistributed net earnings of subsidiaries	361	(1,902)	1,374
Net earnings	$2,109	$1,979	$2,119

Comprehensive income	$2,112	$1,964	$2,123
_____________

(a)	Other expense primarily includes various intercompany charges that are eliminated in consolidation.

Condensed Statements of Financial Position

At December 31 ($ in millions)	2014	2013
Assets
Cash and equivalents	$5,643	$—
Investment securities	1,255	—
Investments in and amounts due from subsidiaries(a)(b)(c)	16,723	14,713
Goodwill	17	17
Other assets	148	8
Total assets	$23,786	$14,738

Liabilities and Equity
Amounts due to subsidiaries	$296	$—
Bank term loan	8,245	—
Senior unsecured notes	3,593	—
Related party debt(b)	655	8,764
Accrued expenses and other liabilities	519	14
Total liabilities	13,308	8,778
Equity:
Total equity	10,478	5,960
Total liabilities and equity	$23,786	$14,738
_____________

(a)	Includes investments in and amounts due from bank subsidiaries of $8.5 billion at December 31, 2014.

(b)
Related party debt at December 31, 2013 included $195 million of related party debt issued by a subsidiary of the Company. As described in Note 16. Related Party Transactions, the portion of our parent’s total investment in our combined business on which we were assessed an interest cost is presented as related party debt at December 31, 2013. Except for the subsidiary-issued debt referred to above, we have reflected related party debt at December 31, 2013 as loans to the Company at the parent level. This funding was used by our subsidiaries and is reflected above as interest-bearing loan receivables.

(c)
At December 31, 2013, $651 million of deposits issued by the Bank were held by GECC and have been reflected as being held by our company. While these amounts have been eliminated in our consolidated and combined financial statements, in accordance with the basis of presentation described in Note 2. Basis of Presentation and Summary of Significant Accounting Policies, we have presented them above as investments in and amounts due from subsidiaries.

Condensed Statements of Cash Flows

For the years ended December 31 ($ in millions)	2014	2013	2012
Cash flows - operating activities
Net earnings	$2,109	$1,979	$2,119
Adjustments to reconcile net earnings to cash provided from operating activities
Deferred income taxes	(36)	—	—
(Increase) decrease in other assets	47	(8)	—
Increase (decrease) in accrued expenses and other liabilities	489	13	—
Equity in undistributed net earnings of subsidiaries	(361)	1,902	(1,374)
All other operating activities	(223)	—	—
Cash from operating activities	2,025	3,886	745

Cash flows - investing activities
Net (increase) decrease in investments in and amounts due from subsidiaries	(1,030)	(1,848)	2,614
Purchases of investment securities	(1,256)	—	—
All other investing activities	(2)	—	—
Cash (used for) from investing activities	(2,288)	(1,848)	2,614

Cash flows - financing activities
Third-party debt
Proceeds from issuance of third-party debt	12,343	—	—
Maturities and repayment of third-party debt	(505)	—	—
Related party debt
Proceeds from issuance of related party debt	1,615	—	—
Maturities and repayment of related party debt	(9,820)	(1,452)	(1,490)
Proceeds from initial public offering	2,842	—	—
Net transfers to Parent	(603)	(586)	(1,869)
Increase (decrease) in amounts due to subsidiaries	98	—	—
All other financing activities	(64)	—	—
Cash (used for) from financing activities	5,906	(2,038)	(3,359)

Increase (decrease) in cash and equivalents	5,643	—	—
Cash and equivalents at beginning of year	—	—	—
Cash and equivalents at end of year	$5,643	$—	$—
NOTE 18.    LEGAL PROCEEDINGS AND REGULATORY MATTERS
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
Legal proceedings and regulatory matters are subject to many uncertain factors that generally cannot be predicted with assurance, and we may be exposed to losses in excess of any amounts accrued.

For some matters, we are able to determine that an estimated loss, while not probable, is reasonably possible. For other matters, including those that have not yet progressed through discovery and/or where important factual information and legal issues are unresolved, we are unable to make such an estimate. We currently estimate that the reasonably possible losses for legal proceedings and regulatory matters, whether in excess of a related accrued liability or where there is no accrued liability, and for which we are able to estimate a possible loss, are immaterial. This represents management’s estimate of possible loss with respect to these matters and is based on currently available information. This estimate of possible loss does not represent our maximum loss exposure. The legal proceedings and regulatory matters underlying the estimate will change from time to time and actual results may vary significantly from current estimates.
Our estimate of reasonably possible losses involves significant judgment, given the varying stages of the proceedings, the existence of numerous yet to be resolved issues, the breadth of the claims (often spanning multiple years), unspecified damages and/or the novelty of the legal issues presented. Based on our current knowledge, we do not believe that we are a party to any pending legal proceeding or regulatory matters that would have a material adverse effect on our consolidated and combined financial condition or liquidity. However, in light of the uncertainties involved in such matters, the ultimate outcome of a particular matter could be material to our operating results for a particular period depending on, among other factors, the size of the loss or liability imposed and the level of our earnings for that period, and could adversely affect our business and reputation.
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
On June 19, 2014, we entered into a Consent Order with the CFPB (the “2014 CFPB Consent Order”) related to the CFPB’s review of the Bank’s debt cancellation products and its marketing practices in its telesales channel related to those products. The 2014 CFPB Consent Order requires us to refund $56 million to cardholders who enrolled in a debt cancellation product over the telephone from January 2010 to October 2012 ($11 million of which was refunded prior to the 2014 CFPB Consent Order), pay civil money penalties of $3.5 million, and implement a compliance plan related to the sale of “add-on” products to the extent the Bank restarts telesales of such products (which were discontinued in October 2012).The 2014 CFPB Consent Order also resolved a separate CFPB investigation related to potential violations of the Equal Credit Opportunity Act as a result of the Bank’s omission of certain Spanish-speaking customers and customers residing in Puerto Rico from certain statement credit and settlement offers that were made to certain delinquent customers. The Bank identified this issue through an audit of its collection operations, reported it to the CFPB and initiated a remediation program. The CFPB referred the issue to the Department of Justice (the “DOJ”), which initiated a civil investigation. At the same time we entered into the 2014 CFPB Consent Order, we entered into a consent order with the DOJ (the “2014 DOJ Consent Order,” and together with the 2014 CFPB Consent Order, the “2014 Consent Orders”) to settle a complaint filed by the DOJ on June 19, 2014 in the United States District Court for the District of Utah that made similar allegations to those alleged in the 2014 CFPB Consent Order. The 2014 DOJ Consent Order was approved by the Court on June 26, 2014. The 2014 DOJ Consent Order is similar to the 2014 CFPB Consent Order and does not impose any additional requirements on us. The 2014 Consent Orders require us to complete our remediation program by providing additional payments, balance credits and balance waivers of approximately $37 million and to update our credit bureau reporting relating to the affected accounts. In the fourth quarter of 2014, we determined that our remediation program will require us to provide approximately $38 million in additional remediation, approximately $32 million of which consists of balance credits and waivers to previously charged-off accounts. Of the approximately $207 million in total consumer remediation (including $132 million of voluntary remediations completed prior to the 2014 Consent Orders and approximately $75 million that remains to be completed), approximately $190 million consists of balance credits and waivers to previously charged-off accounts. In addition to the consumer remediation, the 2014 Consent Orders require us to implement a fair lending compliance plan (including fair lending reviews, audits and training), which will, in part, be satisfied by our existing compliance processes.
Although we do not believe that the 2014 Consent Orders themselves will have a material adverse effect on our results of operations going forward, we cannot be sure whether the settlements will have an adverse impact on our reputation or whether any similar actions will be brought by state attorneys general or others, all of which could have a material adverse effect on us.
Other Matters
On September 27, 2013, Secure Axcess LLC, filed a complaint against the Bank as well as other defendants in the U.S. District Court for the Eastern District of Texas, for patent infringement related to the Bank’s alleged use of website authenticity technology referred to as “Safe Keys.” The complaint seeks unspecified damages. On September 9, 2014, the U.S. Patent Office instituted two petitions to review the validity of the Secure Axcess patent at issue in the pending litigation, and on September 29, 2014, the Court stayed the action pending the resolution of the U.S. Patent Office’s review. On October 8, 2014, the Bank (with several other parties) filed a separate petition with the U.S. Patent Office to review the validity of the Secure Axcess patent at issue in the pending litigation, and a motion for joinder of the Bank’s petition with one of the previously-filed petitions that the U.S. Patent Office instituted.
The Bank is a defendant in four putative class actions alleging claims under the federal Telephone Consumer Protection Act (“TCPA”), where the plaintiffs assert that they received calls on their cellular telephones relating to accounts not belonging to them. In each case, the complaints allege that the Bank placed calls to consumers by an automated telephone dialing system or using a pre-recorded message or automated voice without their consent and seek up to $1,500 for each violation. The amount of damages sought in the aggregate is unspecified. Abdeljalil et al. v. GE Capital Retail Bank was filed on August 22, 2012 in the U.S. District Court for the Southern District of California, originally naming GECC as the defendant. In August 2013, the Court denied without prejudice GECC’s motion to dismiss the class allegations. GECC subsequently was dismissed and the plaintiffs amended the complaint to name the Bank as the defendant. On April 28, 2014, the plaintiffs filed a motion to certify the alleged class.  Cowan v. GE Capital Retail Bank  was filed on May 14, 2014 in the U.S. District Court for the District of Connecticut. On August 4, 2014, the Bank filed motions to stay and dismiss the action.   Pittman et al. v. GE Capital d/b/a GE Capital Retail Bank was filed on July 29, 2014 in the U.S. District Court for the Northern District of Alabama. On October 28, 2014, the court stayed the action, pursuant to the parties' agreement, until a ruling on the pending motion for class certification in the Abdeljalil action. Hofer et al. v. Synchrony Bank was filed on November 4, 2014 in the U.S. District Court for the Eastern District of Missouri. On January 15, 2014, the Bank filed a motion to stay the action. In addition to the Abdeljalil , Cowan , Pittman, and Hofer actions, the Bank has resolved two other putative class actions that made similar claims under the TCPA, both of which were settled on an individual basis with the class representative. Travaglio et al. v. GE Capital Retail Bank and Allied Interstate LLC  was filed on January 17, 2014 in the U.S. District Court for the Middle District of Florida and dismissed on October 9, 2014. Fitzhenry v. Lowe’s Companies Inc. and GE Capital Retail Bank  was filed on May 29, 2014 in the U.S. District Court for the District of South Carolina and dismissed on October 20, 2014.
On October 30, 2014, the United States Trustee, which is part of the DOJ, filed an application in In re Nyree Belton, a Chapter 7 bankruptcy case pending in the U.S. Bankruptcy Court for the Southern District of New York for orders authorizing discovery of the Bank pursuant to Rule 2004 of the Federal Rules of Bankruptcy Procedure, related to an investigation of the Bank’s credit reporting. The proposed discovery concerns allegations made in  Belton et al. v. GE Capital Consumer Lending,  a putative class action adversary proceeding pending in the same Bankruptcy Court. In the  Belton  adversary proceeding, which was filed on April 30, 2014, plaintiff alleges that the Bank violates the discharge injunction under Section 524(a)(2) of the Bankruptcy Code by attempting to collect discharged debts and by failing to update and correct credit information to credit reporting agencies to show that such debts are no longer due and owing because they have been discharged in bankruptcy. Plaintiff seeks declaratory judgment, injunctive relief and an unspecified amount of damages. On December 15, 2014, the Court entered an order staying the adversary proceeding pending the appeal of an order denying the Bank’s motion to compel arbitration.

NOTE 19.    SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarterly Periods Ended
($ in millions)	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Interest income	$3,260	$3,123	$2,926	$2,933	$3,037	$2,886	$2,686	$2,704
Interest expense	282	244	206	190	188	183	178	193
Net interest income	2,978	2,879	2,720	2,743	2,849	2,703	2,508	2,511
Earnings before provision for income taxes	853	879	764	890	692	1,021	856	573
Provision for income taxes	322	331	292	332	249	380	320	214
Net earnings	$531	$548	$472	$558	$443	$641	$536	$359
Earnings per share
Basic	$0.64	$0.70	$0.67	$0.79	$0.63	$0.91	$0.76	$0.51
Diluted	$0.64	$0.70	$0.67	$0.79	$0.63	$0.91	$0.76	$0.51

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

No change in internal control over financial reporting occurred during the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference to “Management,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Governance Principles,” “Code of Conduct” and “Committees of the Board of Directors” in our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be held on May 21, 2015, which will be filed within 120 days of the end of our fiscal year ended December 31, 2014 (the “2015 Proxy Statement”).
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference to “Compensation Discussion and Analysis,” “2014 Executive Compensation,” “Management Development and Compensation Committee Report” and “Management Development and Compensation Committee Interlocks and Insider Participation” in the 2015 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to “Beneficial Ownership” and “Equity Compensation Plan Information” in the 2015 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to “Related Person Transactions,” “Election of Directors” and “Committees of the Board of Directors” in the 2015 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference to “Independent Auditor” in the 2015 Proxy Statement.

PART VI.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this Form 10-K:

1. Consolidated Financial Statements
The consolidated financial statements required to be filed in this annual report on Form 10-K are listed below and appear herein on the pages indicated.

2. Financial Statement Schedules
Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements.
3. Exhibits
See the Exhibit Index following the signature pages for a list of the exhibits being filed or furnished with or incorporated by reference into this annual report on Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2014, to be signed on its behalf by the undersigned, and in the capacity indicated, thereunto duly authorized in the City of Stamford and State of Connecticut on the 23rd day of February 2015.

Synchrony Financial
(Registrant)

/s/ Brian D. Doubles
Brian D. Doubles Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Power of Attorney
Each person whose signature appears below hereby constitutes and appoints Margaret M. Keane, Brian D. Doubles and Jonathan S. Mothner, and each of them acting individually, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to execute for him and in his name, place and stead, in any and all capacities, any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and any other documents required in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and their substitutes, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Margaret M. Keane	Principal Executive Officer	February 23, 2015
Margaret M. Keane President and Chief Executive Officer

/s/ Brian D. Doubles	Principal Financial Officer	February 23, 2015
Brian D. Doubles Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

/s/ David P. Melito	Principal Accounting Officer	February 23, 2015
David P. Melito Senior Vice President and Controller

/s/ William H. Cary	Director	February 23, 2015
William H. Cary

/s/ Daniel O. Colao	Director	February 23, 2015
Daniel O. Colao

/s/ Alexander Dimitrief	Director	February 23, 2015
Alexander Dimitrief

/s/ Roy A. Guthrie	Director	February 23, 2015
Roy A. Guthrie

/s/ Richard C. Hartnack	Director	February 23, 2015
Richard C. Hartnack

/s/ Anne Kennelly Kratky	Director	February 23, 2015
Anne Kennelly Kratky

/s/ Jeffrey G. Naylor	Director	February 23, 2015
Jeffrey G. Naylor

/s/ Dmitri L. Stockton	Director	February 23, 2015
Dmitri L. Stockton

EXHIBIT INDEX

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Synchrony Financial (incorporated by reference to Exhibit 3.2 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 333-194528))

3.2
Amended and Restated Bylaws of Synchrony Financial (incorporated by reference to Exhibit 3.1 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 333-194528))

4.1
Indenture, dated as of August 11, 2014, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on August 13, 2014)

4.2
First Supplemental Indenture, dated as of August 11, 2014, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on August 13, 2014)

4.3
Second Supplemental Indenture, dated as of February 2, 2015, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on February 2, 2015)

4.4	Form of 2.700% Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on February 2, 2015)
4.5	Form of Floating Rate Senior Notes due 2020 (incorporated by reference to Exhibit 4.3 of Form 8-K filed by Synchrony Financial on February 2, 2015)
4.6	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 333-194528))
10.1
Master Agreement, dated as of July 30, 2014, among General Electric Capital Corporation, Synchrony Financial, and, solely for purposes of certain sections and articles set forth therein, General Electric Company (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.2
Transitional Services Agreement, dated August 5, 2014, by and among General Electric Capital Corporation, Synchrony Financial and Retail Finance International Holdings, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed by Synchrony Financial on August 11, 2014)

10.3
Registration Rights Agreement, dated as of August 5, 2014, by and between Synchrony Financial and General Electric Capital Corporation (incorporated by reference to Exhibit 10.2 of Form 8-K filed by Synchrony Financial on August 11, 2014)

10.4
Tax Sharing and Separation Agreement, dated as of August 5, 2014, by and between General Electric Company and Synchrony Financial (incorporated by reference to Exhibit 10.3 of Form 8-K filed by Synchrony Financial on August 11, 2014)

10.5
Employee Matters Agreement, dated as of August 5, 2014, by and among General Electric Company, General Electric Capital Corporation and Synchrony Financial (incorporated by reference to Exhibit 10.4 of Form 8-K filed by Synchrony Financial on August 11, 2014)

10.6
Transitional Trademark License Agreement, dated as of August 5, 2014, by and between GE Capital Registry, Inc. and Synchrony Financial (incorporated by reference to Exhibit 10.5 of Form 8-K filed by Synchrony Financial on August 11, 2014)

10.7
Intellectual Property Cross License Agreement, dated as of August 5, 2014, by and between General Electric Company and General Electric Capital Corporation, on the one hand, and Synchrony Financial, on the other hand (incorporated by reference to Exhibit 10.6 of Form 8-K filed by Synchrony Financial on August 11, 2014)

10.8
Credit Agreement, dated as of July 30, 2014, among Synchrony Financial, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other Lenders party thereto (incorporated by reference to Exhibit 1.1 of Amendment No. 8 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.9
Credit Agreement, dated as of July 30, 2014, among Synchrony Financial, as borrower, General Electric Capital Corporation, as administrative agent, and the other Lenders party thereto (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.10
Amendment No. 1 to Credit Agreement, dated October 1, 2014, by and among Synchrony Financial and General Electric Capital Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Synchrony Financial on October 6, 2014)

10.11
Amendment No. 1 to Credit Agreement, dated October 1, 2014, by and among Synchrony Financial, the Lenders party thereto and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to Form 8-K filed by Synchrony Financial on October 6, 2014)

10.12
Form of Synchrony 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.13
Form of agreement for awards under Synchrony 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.14
Form of Transaction Award Agreement, by and between GE Capital Retail Bank/GE Capital Retail Finance, Inc. and each of Margaret M. Keane, Brian D. Doubles, Jonathan S. Mothner, Thomas M. Quindlen and Glenn P. Marino (incorporated by reference to Exhibit 10.12 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.15
Operating Agreement, dated as of January 11, 2013, between GE Capital Retail Bank and the Office of the Comptroller of the Currency (incorporated by reference to Exhibit 10.13 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.16
Capital Assurance and Liquidity Maintenance Agreement, dated as of January 11, 2013, among GE Capital Retail Bank, General Electric Capital Corporation and GE Consumer Finance, Inc. (incorporated by reference to Exhibit 10.14 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.17
Master Indenture, dated as of September 25, 2003, between Synchrony Credit Card Master Note Trust (formerly known as GE Capital Credit Card Master Note Trust), as Issuer and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.18
Omnibus Amendment No. 1 to Securitization Documents, dated as of February 9, 2004, among RFS Holding, L.L.C., RFS Funding Trust, GE Capital Retail Bank (formerly known as Monogram Credit Card Bank of Georgia), Synchrony Credit Card Master Note Trust, Deutsche Bank Trust Company Delaware, as Trustee of RFS Funding Trust, RFS Holding, Inc. and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.16 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.19
Second Amendment to Master Indenture, dated as of June 17, 2004, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on July 2, 2004)

10.20
Third Amendment to Master Indenture, dated as of August 31, 2006, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on September 5, 2006)

10.21
Fourth Amendment to Master Indenture, dated as of June 28, 2007, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

10.22
Fifth Amendment to Master Indenture, dated as of May 22, 2008, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

10.23
Sixth Amendment to Master Indenture, dated as of August 7, 2009, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on August 7, 2009)

10.24
Seventh Amendment to Master Indenture, dated as of January 21, 2014, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on January 21, 2014)

10.25
Eighth Amendment to Master Indenture and Omnibus Supplement to Specified Indenture Supplements, dated as of March 11, 2014, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 14, 2014)

10.26
Form of Indenture Supplement, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.8 of Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 16, 2012 (333-181466))

10.27
Form of VFN Indenture Supplement, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.24 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.28
Form of Loan Agreement (VFN Series, Class A), among Synchrony Credit Card Master Note Trust, the Lenders party thereto from time to time, and the Managing Agents party thereto from time to time (incorporated by reference to Exhibit 10.25 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.29
Trust Agreement, dated as of September 25, 2003, between RFS Holding, L.L.C. and The Bank of New York (Delaware) (incorporated by reference to Exhibit 4.3 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.30
First Amendment to Trust Agreement, dated as of January 21, 2014, between RFS Holding, L.L.C. and BNY Mellon Trust of Delaware (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Master Note Trust and RFS Holding, L.L.C. on January 21, 2014)

10.31
Second Amendment to Trust Agreement, dated as of September 8, 2014, between RFS Holding, L.L.C. and BNY Mellon Trust of Delaware (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Master Note Trust and RFS Holding, L.L.C. on September 11, 2014)

10.32
Custody and Control Agreement, dated as of September 25, 2003 by and among Deutsche Bank Trust Company of Americas, in its capacity as Custodian and in its capacity as Indenture Trustee, and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.8 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.33
Receivables Sale Agreement, dated as of June 27, 2003, between GE Capital Retail Bank (formerly known as Monogram Credit Card Bank of Georgia) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.9 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.34
RSA Assumption Agreement and Second Amendment to Receivables Sale Agreement, dated as of February 7, 2005, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on February 11, 2005)

10.35
Third Amendment to Receivables Sale Agreement, dated as of December 21, 2006, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 21, 2006)

10.36
Fourth Amendment to Receivables Sale Agreement, dated as of May 21, 2008, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

10.37
Designation of Removed Accounts and Fifth Amendment to Receivables Sale Agreement, dated as of December 29, 2008, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 30, 2008)

10.38
Designation of Removed Accounts and Sixth Amendment to Receivables Sale Agreement, dated as of February 26, 2009, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on February 26, 2009)

10.39
Seventh Amendment to Receivables Sale Agreement, dated as of November 23, 2010, between GE Capital Retail Bank (formerly known as GE Money Bank), and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 24, 2010)

10.40
Eighth Amendment to Receivables Sale Agreement, dated as of March 20, 2012, among GE Capital Retail Bank, RFS Holding, Inc., PLT Holding, L.L.C. and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 21, 2012)

10.41
Ninth Amendment to Receivables Sale Agreement, dated as of March 11, 2014, among GE Capital Retail Bank, RFS Holding, Inc., PLT Holding, L.L.C. and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 14, 2014)

10.42
Designation of Removed Accounts and Tenth Amendment to Receivables Sale Agreement, dated as of November 7, 2014, among Synchrony Bank (formerly known as GE Capital Retail Bank), RFS Holding Inc., PLT Holding, L.L.C. and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 14, 2014)

10.43
Transfer Agreement, dated as of September 25, 2003, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.12 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.44
Second Amendment to Transfer Agreement, dated as of June 17, 2004, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on July 2, 2004)

10.45
Third Amendment to Transfer Agreement, dated as of November 21, 2004, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 24, 2004)

10.46
Fourth Amendment to Transfer Agreement, dated as of August 31, 2006, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on September 5, 2006)

10.47
Fifth Amendment to Transfer Agreement, dated as of December 21, 2006, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 21, 2006)

10.48
Sixth Amendment to Transfer Agreement, dated as of May 21, 2008, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

10.49
Reassignment of Receivables in Removed Accounts and Seventh Amendment to Transfer Agreement, dated as of December 29, 2008, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 30, 2008)

10.50
Reassignment No. 4 of Receivables in Removed Accounts and Eighth Amendment to Transfer Agreement, dated as of February 26, 2009, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on February 26, 2009)

10.51
Ninth Amendment to Transfer Agreement, dated as of March 31, 2010, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 31, 2010)

10.52
Tenth Amendment to Transfer Agreement, dated as of March 20, 2012, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 21, 2012)

10.53
Servicing Agreement, dated as of June 27, 2003, by and among RFS Funding Trust Synchrony Credit Card Master Note Trust and General Electric Capital Corporation, successor to GE Capital Retail Bank (formerly known as Monogram Credit Card Bank of Georgia) (incorporated by reference to Exhibit 4.13 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.54
Servicing Assumption Agreement, dated as of February 7, 2005, by GE Capital Retail Bank (formerly known as GE Money Bank) (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on February 11, 2005)

10.55
First Amendment to Servicing Agreement, dated as of May 22, 2006, between Synchrony Credit Card Master Note Trust and GE Capital Retail Bank (formerly known as GE Money Bank) (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 25, 2006)

10.56
Second Amendment to Servicing Agreement, dated as of June 28, 2007, between Synchrony Credit Card Master Note Trust and GE Capital Retail Bank (formerly known as GE Money Bank) (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on June 28, 2007)

10.57
Instrument of Resignation, Appointment and Acceptance and Third Amendment to Servicing Agreement, dated as of May 22, 2008, by and among Synchrony Credit Card Master Note Trust, GE Capital Retail Bank (formerly known as GE Money Bank) and General Electric Capital Corporation (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

10.58
Fourth Amendment to Servicing Agreement, dated as of July 16, 2014, between Synchrony Master Note Trust and General Electric Capital Corporation (incorporated by reference to Exhibit 4.14 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on July 16, 2014)

10.59
Administration Agreement, dated as of September 25, 2003, among Synchrony Credit Card Master Note Trust, General Electric Capital Corporation, as Administrator, and The Bank of New York (Delaware), not in its individual capacity but solely as Trustee (incorporated by reference to Exhibit 4.14 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.60
First Amendment to Administration Agreement, dated as of May 4, 2009, between Synchrony Credit Card Master Note Trust and General Electric Capital Corporation (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 6, 2009)

10.61
Master Indenture, dated as of February 29, 2012, between GE Sales Finance Master Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.55 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.62
Supplement No. 1 to Master Indenture, dated as of September 19, 2012, between GE Sales Finance Master Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.56 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.63
Supplement No. 2 to Master Indenture, dated as of March 21, 2014, between GE Sales Finance Master Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.57 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.64
Form of Indenture Supplement, between GE Sales Finance Master Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.58 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.65
Form of Loan Agreement, among GE Sales Finance Master Trust, the Lenders party thereto from time to time, and the Lender Group Agents for the Lender Groups party thereto from time to time (incorporated by reference to Exhibit 10.59 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.66
Amended and Restated Trust Agreement of GE Sales Finance Master Trust, dated as of February 29, 2012, between GE Sales Finance Holding, L.L.C. and BNY Mellon Trust of Delaware (incorporated by reference to Exhibit 10.60 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.67
Amended and Restated Receivables Participation Agreement, dated as of February 29, 2012, between GE Capital Retail Bank and GEMB Lending Inc. (incorporated by reference to Exhibit 10.61 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.68
First Amendment to Amended and Restated Receivables Participation Agreement, dated as of August 17, 2012, between GE Capital Retail Bank and GEMB Lending Inc. (incorporated by reference to Exhibit 10.62 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.69
Second Amendment to Amended and Restated Receivables Participation Agreement, dated as of August 5, 2013, between GE Capital Retail Bank and GEMB Lending Inc. (incorporated by reference to Exhibit 10.63 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.70
Participation Interest Sale Agreement, dated as of February 29, 2012, between GEMB Lending Inc. and GE Sales Finance Holding, L.L.C. (incorporated by reference to Exhibit 10.64 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.71
First Amendment to Participation Interest Sale Agreement, dated as of September 19, 2012, between GEMB Lending Inc. and GE Sales Finance Holding, L.L.C. (incorporated by reference to Exhibit 10.65 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.72
Second Amendment to Participation Interest Sale Agreement, dated as of March 21, 2014, between GEMB Lending Inc. and GE Sales Finance Holding, L.L.C. (incorporated by reference to Exhibit 10.66 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.73
Transfer Agreement, dated as of February 29, 2012, between GE Sales Finance Holding, L.L.C. and GE Sales Finance Master Trust (incorporated by reference to Exhibit 10.67 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.74
First Amendment to Transfer Agreement, dated as of September 19, 2012, between GE Sales Finance Holding, L.L.C. and GE Sales Finance Master Trust (incorporated by reference to Exhibit 10.68 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.75
Second Amendment to Transfer Agreement, dated as of March 21, 2014, between GE Sales Finance Holding, L.L.C. and GE Sales Finance Master Trust (incorporated by reference to Exhibit 10.69 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.76
Servicing Agreement, dated as of February 29, 2012, between GE Capital Retail Bank and GE Sales Finance Master Trust (incorporated by reference to Exhibit 10.70 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.77
Administration Agreement, dated as of February 29, 2012, between GE Sales Finance Master Trust and GE Capital Retail Bank (incorporated by reference to Exhibit 10.71 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.78†
First Amended and Restated Technology Sourcing Agreement, dated as of December 10, 1998, between Retailer Credit Services, Inc. and First Data Resources, Inc., as amended (incorporated by reference to Exhibit 10.72 of Amendment No. 4 to Form S-1 Registration Statement filed by Synchrony Financial on June 27, 2014 (No. 333-194528))

10.79†
First Amended and Restated Production Services Agreement, dated as of December 1, 2009, by and between Retailer Credit Services, Inc. and First Data Resources, LLC, as amended (incorporated by reference to Exhibit 10.73 of Amendment No. 4 to Form S-1 Registration Statement filed by Synchrony Financial on June 27, 2014 (No. 333-194528))

10.80
Stock Contribution Agreement, dated as of April 1, 2013, between GE Capital Retail Finance Corporation and GE Consumer Finance, Inc. (incorporated by reference to Exhibit 10.74 of Amendment No. 3 to Form S-1 Registration Statement filed by Synchrony Financial on June 6, 2014 (No. 333-194528))

10.81
Stock Contribution Agreement, dated as of August 5, 2013, between GE Capital Retail Finance Corporation and General Electric Capital Corporation (incorporated by reference to Exhibit 10.75 of Amendment No. 3 to Form S-1 Registration Statement filed by Synchrony Financial on June 6, 2014 (No. 333-194528))

10.82
General Electric Company 2007 Long-Term Incentive Plan (as amended and restated April 25, 2012) (incorporated by reference to Exhibit 99.1 of the Registration Statement on Form S-8 filed by General Electric Company on May 4, 2012 (No. 333-181177))

10.83
Form of Agreement for Stock Option Grants to Executive Officers under the General Electric Company 2007 Long-term Incentive Plan, as amended January 1, 2009 (incorporated by reference to Exhibit 10(n) of the annual report on Form 10-K filed by General Electric Company on February 18, 2009)

10.84
Form of Agreement for Periodic Restricted Stock Unit Grants to Executive Officers under the General Electric Company 2007 Long-term Incentive Plan (incorporated by reference to Exhibit 10.4 of the current report on Form 8-K filed by General Electric Company on April 27, 2007)

10.85
Form of Agreement for Long Term Performance Award Grants to Executive Officers under the General Electric Company 2007 Long-term Incentive Plan (as amended and restated April 25, 2012) (incorporated by reference to Exhibit 10(a) of the quarterly report on Form 10-Q filed by General Electric Company on July 26, 2013)

10.86
General Electric Supplementary Pension Plan, as amended effective January 1, 2011 (incorporated by reference to Exhibit 10(g) of the annual report on Form 10-K filed by General Electric Company on February 25, 2011)

10.87	GE Excess Benefits Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10(k) to the annual report on Form 10-K filed by General Electric Company on February 18, 2009)
10.88
General Electric Leadership Life Insurance Program, effective January 1, 1994 (incorporated by reference to Exhibit 10(r) to the annual report on Form 10-K filed by General Electric Company on March 11, 1994)

10.89
General Electric Supplemental Life Insurance Program, as amended February 8, 1991 (incorporated by reference to Exhibit 10(i) to the annual report on Form 10-K filed by General Electric Company for the fiscal year ended December 31, 1990)

10.90
General Electric 2006 Executive Deferred Salary Plan, as amended January 1, 2009 (incorporated by reference to Exhibit 10(l) to the annual report on Form 10-K filed by General Electric Company on February 18, 2009)

10.91
Amendment to Nonqualified Deferred Compensation Plans, dated as of December 14, 2004 (incorporated by reference to Exhibit 10(w) to the annual report on Form 10-K filed by General Electric Company on March 1, 2005)

10.92
General Electric Financial Planning Program, as amended through September 1993 (incorporated by reference to Exhibit 10(h) to the annual report on Form 10-K filed by General Electric Company on March 11, 1994)

10.93
GE Capital Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.87 of Amendment No. 4 to Form S-1 Registration Statement filed by Synchrony Financial on June 27, 2014 (No. 333-194528))

10.94
Assumption Agreement, dated as of June 20, 2014, by and between General Electric Capital Corporation and Synchrony Financial (incorporated by reference to Exhibit 10.88 of Amendment No. 4 to Form S-1 Registration Statement filed by Synchrony Financial on June 27, 2014 (No. 333-194528))

10.95
Form of Indemnification Agreement for directors, executive officers and key employees (incorporated by reference to Exhibit 10.89 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.96
Sub-Servicing Agreement, dated as of July 30, 2014, between Synchrony Financial and General Electric Capital Corporation (incorporated by reference to Exhibit 10.90 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.97
Synchrony Financial Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.91 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 33-194528))

10.98
Revolving Credit Agreement, dated as of March 29, 1996, between GE Capital Consumer Card Co. (Macy’s) and General Electric Capital Corporation (incorporated by reference to Exhibit 10.93 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 333-194528))

10.99
Revolving Credit Agreement, dated as of March 29, 1996, between GE Capital Consumer Card Co. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.94 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 333-194528))

10.100
Revolving Credit Agreement, dated as of March 29, 1996, between GE Capital Consumer Card Co. (Macy’s) and GECFS, Inc. (Macy’s) (incorporated by reference to Exhibit 10.95 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 333-194528))

10.101
Revolving Credit Agreement, dated as of March 29, 1996, between GE Capital Consumer Card Co. and GECFS, Inc. (Card Services) (incorporated by reference to Exhibit 10.96 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 333-194528))

10.102
Amendment No. 1 to Revolving Credit Agreement, dated as of October 6, 1997, between GE Capital Consumer Card Co. and GECFS, Inc. (Card Services) (incorporated by reference to Exhibit 10.97 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 333-194528))

10.103
Revolving Credit Agreement, dated as of May 1996, between Monogram Credit Card Bank of Georgia and General Electric Capital Corporation (incorporated by reference to Exhibit 10.98 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 333-194528))

10.104
Amendment No. 1 to Revolving Credit Agreement, dated as of April 18, 2003, between Monogram Credit Card Bank of Georgia and General Electric Capital Corporation (incorporated by reference to Exhibit 10.99 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 333-194528))

10.105
Amendment to Revolving Credit Agreements, dated as of October 1, 2008, between GE Money Bank and General Electric Capital Corporation (incorporated by reference to Exhibit 10.100 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 333-194528))

10.106
Amendment to Revolving Credit Agreements, dated as of June 13, 2012, between GE Capital Retail Bank and General Electric Capital Corporation (incorporated by reference to Exhibit 10.101 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 333-194528))

10.107
Letter, dated as of March 20, 2013, from General Electric Capital Corporation to GE Capital Retail Bank relating to revolving credit agreements (incorporated by reference to Exhibit 10.102 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 333-194528))

10.108	Form of Synchrony Financial Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Synchrony Financial on September 22, 2014)
10.109*	First Amendment to the Synchrony Financial Deferred Compensation Plan
10.110	Form of Restricted Stock Unit and Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.2 to Form 8-K filed by Synchrony Financial on September 22, 2014)
10.111	Form of Synchrony Financial Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Synchrony Financial on December 12, 2014)
12.1*	Statement of Ratio of Earnings to Fixed Charges
21.1*	Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP
24.1*	Powers of Attorney (included on the signature page)
31(a)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended
31(b)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended
32*	Certification Pursuant to 18 U.S.C. Section 1350
101
The following materials from Synchrony Financial’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated and Combined Statements of Earnings for the years ended December 31, 2014, 2013 and 2012, (ii) Consolidated and Combined Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated and Combined Statements of Financial Position at December 31, 2014 and 2013, (iv) Consolidated and Combined Statements of Changes in Equity for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (vi) Notes to Consolidated and Combined Financial Statements

______________________

*	Filed electronically herewith.

†	Confidential treatment granted to certain portions, which portions have been provided separately to the Securities and Exchange Commission.