Form 10-Q
period 2015-03-31
Synchrony Financial
filed 2015-05-01
CIK 1601712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 29, 2015 was 833,764,589.

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
Forward-looking statements are based on management’s current expectations and assumptions, and are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, actual results could differ materially from those indicated in these forward-looking statements. Factors that could cause actual results to differ materially include global political, economic, business, competitive, market, regulatory and other factors and risks, such as: the impact of macroeconomic conditions and whether industry trends we have identified develop as anticipated; retaining existing partners and attracting new partners, concentration of our platform revenue in a small number of Retail Card partners, promotion and support of our products by our partners, and financial performance of our partners; our need for additional financing, higher borrowing costs and adverse financial market conditions impacting our funding and liquidity, and any reduction in our credit ratings; our ability to securitize our loans, occurrence of an early amortization of our securitization facilities, loss of the right to service or subservice our securitized loans, and lower payment rates on our securitized loans; our reliance on dividends, distributions and other payments from Synchrony Bank (the “Bank”); our ability to grow our deposits in the future; changes in market interest rates and the impact of any margin compression; effectiveness of our risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, our ability to manage our credit risk, the sufficiency of our allowance for loan losses and the accuracy of the assumptions or estimates used in preparing our financial statements; our ability to offset increases in our costs in retailer share arrangements; competition in the consumer finance industry; our concentration in the U.S. consumer credit market; our ability to successfully develop and commercialize new or enhanced products and services; our ability to realize the value of strategic investments; reductions in interchange fees; fraudulent activity; cyber-attacks or other security breaches; failure of third parties to provide various services that are important to our operations; disruptions in the operations of our computer systems and data centers; international risks and compliance and regulatory risks and costs associated with international operations; alleged infringement of intellectual property rights of others and our ability to protect our intellectual property; litigation and regulatory actions; damage to our reputation; our ability to attract, retain and motivate key officers and employees; tax legislation initiatives or challenges to our tax positions and state sales tax rules and regulations; significant and extensive regulation, supervision, examination and enforcement of our business by governmental authorities, the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the impact of the Consumer Financial Protection Bureau's (the “CFPB”) regulation of our business; changes to our methods of offering our CareCredit products; impact of capital adequacy rules; restrictions that limit the Bank’s ability to pay dividends; regulations relating to privacy, information security and data protection; use of third-party vendors and ongoing third-party business relationships; failure to comply with anti-money laundering and anti-terrorism financing laws; effect of GECC being subject to regulation by the Federal Reserve Board both as a savings and loan holding company and as a systemically important financial institution; GE not completing the separation from us as planned or at all, GE’s inability to obtain savings and loan holding company deregistration (the “GE SLHC Deregistration”) and GE continuing to have significant control over us; completion by the Federal Reserve Board of a review (with satisfactory results) of our preparedness to operate on a standalone basis, independently of GE, and Federal Reserve Board approval required for us to continue to be a savings and loan holding company, including the timing of the approval and the imposition of any significant additional capital or liquidity requirements; our need to establish and significantly expand many aspects of our operations and infrastructure; delays in receiving or failure to receive Federal Reserve Board agreement required for us to be treated as a financial holding company after the GE SLHC Deregistration; loss of association with GE’s strong brand and reputation; limited right to use the GE brand name and logo and need to establish a new brand; GE has significant control over us; terms of our arrangements with GE may be more favorable than what we will be able to obtain from unaffiliated third parties; obligations associated with being a public company; our incremental cost of operating as a standalone public company could be substantially more than anticipated; GE could engage in businesses that compete with us, and conflicts of interest may arise between us and GE; and failure caused by us of GE’s distribution of our common stock to its stockholders in exchange for its common stock to qualify for tax-free treatment, which may result in significant tax liabilities to GE for which we may be required to indemnify GE.
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this report and in our public filings, including under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 (our “2014 Form 10-K”). You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties, or potentially inaccurate assumptions that could cause our current expectations or beliefs to change. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by the federal securities laws.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated and combined financial statements and related notes included elsewhere in this quarterly report and in our 2014 Form 10-K. The discussion below contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations. See “Cautionary Note Regarding Forward-Looking Statements.” References in this Form 10-Q to the “Company”, “we”, “us” and “our” are to Synchrony Financial and its combined and consolidated subsidiaries unless the context otherwise requires; references to “GE” are to General Electric Company and its subsidiaries; references to “GECC” are to General Electric Capital Corporation (a subsidiary of GE) and its subsidiaries; and references to the “Bank” are to our wholly-owned subsidiary, Synchrony Bank.
Introduction and Business Overview
____________________________________________________________________________________________
We are one of the premier consumer financial services companies in the United States. We provide a range of credit products through programs we have established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” For the three months ended March 31, 2015, we financed $23.1 billion of purchase volume and had 61.6 million average active accounts, and at March 31, 2015, we had $58.2 billion of loan receivables. For the three months ended March 31, 2015, we had net earnings of $552 million, representing a return on assets of 3.0%.
We offer our credit products primarily through our wholly-owned subsidiary, Synchrony Bank. Through the Bank, we offer a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”). We are continuing to expand our direct banking operations to increase our deposit base as a source of stable and diversified low cost funding for our credit activities. We had $35.0 billion in deposits at March 31, 2015.
In 2014, we closed the initial public offering (the "IPO") of 128.5 million shares of our common stock. Following the IPO, GE owned, and currently owns, approximately 84.6% of our common stock.
Our Sales Platforms
_________________________________________________________________
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

______________________

(1)	For a definition of platform revenue, which is a non-GAAP measure, and its reconciliation to interest and fees on loans, see “Results of Operations - Platform Analysis—Non-GAAP Measure” below.
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
Payment Solutions
Payment Solutions is a leading provider of promotional financing for major consumer purchases, offering primarily private label credit cards and installment loans. Payment Solutions offers these products through participating partners consisting of national and regional retailers, local merchants, manufacturers, buying groups and industry associations. Substantially all of the credit extended in this platform is promotional financing. Payment Solutions’ platform revenue primarily consists of interest and fees on our loan receivables, including “merchant discounts,” which are fees paid to us by our partners in almost all cases to compensate us for all or part of foregone interest revenue associated with promotional financing.
CareCredit
CareCredit is a leading provider of promotional financing to consumers for elective healthcare procedures or services, such as dental, veterinary, cosmetic, vision and audiology. CareCredit offers financing through a CareCredit branded private label credit card that may be used across a network of providers in which the vast majority are individual or small groups of independent healthcare providers. Substantially all of the credit extended in this platform is promotional financing. CareCredit’s platform revenue primarily consists of interest and fees on our loan receivables, including merchant discounts.

Our Credit Products
____________________________________________________________________________________________
Through our platforms, we offer three principal types of credit products: credit cards, commercial credit products and consumer installment loans.
The following table sets forth each credit product by type and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at March 31, 2015.

Credit Product	Standard Terms	Promotional Offer	Total
Credit cards	67.5%	28.5%	96.0%
Commercial credit products	2.2	—	2.2
Consumer installment loans	—	1.8	1.8
Total	69.7%	30.3%	100.0%
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

•
Dual Cards. Our patented Dual Cards are credit cards that function as private label credit cards when used to purchase goods and services from our partners and as general purpose credit cards when used elsewhere. Credit extended under our Dual Cards typically is extended under standard terms only. Currently, only Retail Card offers Dual Cards. At March 31, 2015, we offered Dual Cards through 14 of our 19 ongoing Retail Card programs.

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
Business Trends and Conditions
____________________________________________________________________________________________
We believe our business and results of operations will be impacted in the future by various trends and conditions, including the following:

•	Growth in loan receivables and interest income

•	Changing funding mix and increased funding costs, including:

◦	continued growth in our direct deposits as a source of stable and low cost funding

◦	the changing mix in our funding sources, as our historical related party debt was replaced during 2014 by higher cost funding primarily provided by third-party debt

◦	a rising interest rate environment

•	Extended duration of program agreements

•	Increases in retailer share arrangement payments and other expense under extended program agreements

•	Stable asset quality and enhancements to allowance for loan loss methodology

•	Increases in other expense to operate as a fully independent company

•	Impact of regulatory developments

•	Increased capital and liquidity levels
For a discussion of these trends and conditions, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Trends and Conditions” in our 2014 Form 10-K. For a discussion of how these trends and conditions impacted the three months ended March 31, 2015, see “Results of Operations.”
Seasonality
____________________________________________________________________________________________
In our Retail Card and Payment Solutions platforms, we experience fluctuations in transaction volumes and the level of loan receivables as a result of higher seasonal consumer spending and payment patterns that typically result in an increase of loan receivables from August through a peak in late December, with reductions in loan receivables occurring over the first and second quarters of the following year as customers pay down their balances.
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
The seasonal trends discussed above are generally most evident between the fourth quarter and the first quarter of the following year. Loan receivables decreased by $3.0 billion, or 5.0%, to $58.2 billion at March 31, 2015 , and our allowance for loan losses as a percentage of total loan receivables increased to 5.59% at March 31, 2015, from 5.28% at December 31, 2014, reflecting the effects of these trends. Past due balances declined to $2.2 billion at March 31, 2015 from $2.5 billion at December 31, 2014, primarily due to collections from customers that were previously delinquent. The increase in the allowance for loan losses at March 31, 2015 compared to December 31, 2014, despite a decrease in our past due balances as a percentage of loan receivables at March 31, 2015 compared to December 31, 2014, reflected these same seasonal trends.

Results of Operations
____________________________________________________________________________________________
Highlights for the Three Months Ended March 31, 2015
Below are highlights of our performance for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, as applicable, except as otherwise noted.

•
Net earnings decreased 1.1% to $552 million for the three months ended March 31, 2015, driven by increases in retailer share arrangements and other expenses, partially offset by higher net interest income and a reduction in our provision for loan losses.

•	Loan receivables increased 7.3% to $58,248 million at March 31, 2015 compared to March 31, 2014, primarily driven by higher purchase volume and average active account growth.

•	Net interest income increased 4.8% to $2,875 million for the three months ended March 31, 2015, primarily due to higher average loan receivables.

•
Retailer share arrangements increased 11.1% to $660 million for the three months ended March 31, 2015, primarily as a result of the growth and improved performance of the programs in which we have retailer share arrangements.

•
Loan delinquencies as a percentage of receivables decreased with the over-30 day delinquency rate decreasing to 3.79% at March 31, 2015 from 4.09% at March 31, 2014, driven by improvement in the U.S. economy. Net charge-off rates decreased to 4.53% for the three months ended March 31, 2015 from 4.86% for the three months ended March 31 2014.

•
Provision for loan losses decreased by $77 million, or 10.1%, for the three months ended March 31, 2015 primarily due to improving asset quality trends. Our allowance coverage ratio (allowance for loan losses as a percent of end of period loan receivables) increased slightly to 5.59% at March 31, 2015, as compared to 5.52% at March 31, 2014, reflecting a stable credit outlook.

•
Other expense increased by $136 million, or 22.3%, for the three months ended March 31, 2015, driven by incremental costs associated with building a standalone infrastructure and business growth, as well as a $44 million reduction in reserves for regulatory matters in the three months ended March 31, 2014.

•
We have invested in our direct banking activities to grow our deposit base. Total deposits remained stable at $35.0 billion at March 31, 2015, compared to December 31, 2014, driven primarily by growth in our direct deposits of 8.2% to $21.3 billion at March 31, 2015, offset by a reduction in our brokered deposits.

•
During the three months ended March 31, 2015, we extended our Retail Card program agreement with Amazon. In our Payment Solutions sales platform, we entered into a program agreement with Guitar Center, which we expect to launch in the second half of 2015, and extended our program agreement with MEGA Group USA, a national home furnishings buying group of independent retailers. In our CareCredit sales platform, we added a new endorsement with VSP, the nation’s largest vision insurance provider.

Summary Earnings
The following table sets forth our results of operations for the periods indicated.

	Three months ended March 31,
($ in millions)	2015	2014
Interest income	$3,150	$2,933
Interest expense	275	190
Net interest income	2,875	2,743
Retailer share arrangements	(660)	(594)
Net interest income, after retailer share arrangements	2,215	2,149
Provision for loan losses	687	764
Net interest income, after retailer share arrangements and provision for loan losses	1,528	1,385
Other income	101	115
Other expense	746	610
Earnings before provision for income taxes	883	890
Provision for income taxes	331	332
Net earnings	$552	$558

Other Financial and Statistical Data
The following table sets forth certain other financial and statistical data for the periods indicated.

	At and for the
	Three months ended March 31,
($ in millions)	2015	2014
Financial Position Data (Average):
Loan receivables, including held for sale	$59,775	$55,495
Total assets	$73,858	$59,421
Deposits	$35,123	$26,648
Borrowings	$25,132	$23,116
Total equity	$10,749	$6,475
Selected Performance Metrics:
Purchase volume(1)	$23,139	$21,086
Retail Card	$18,410	$16,713
Payment Solutions	$2,948	$2,687
CareCredit	$1,781	$1,686
Average active accounts (in thousands)(2)	61,604	59,342
Net interest margin(3)	15.79%	18.83%
Net charge-offs	$668	$658
Net charge-offs as a % of average loan receivables, including held for sale	4.53%	4.86%
Allowance coverage ratio(4)	5.59%	5.52%
Return on assets(5)	3.0%	3.9%
Return on equity(6)	20.8%	35.3%
Equity to assets(7)	14.55%	10.90%
Other expense as a % of average loan receivables, including held for sale	5.06%	4.51%
Efficiency ratio(8)	32.2%	26.9%
Effective income tax rate	37.5%	37.3%
Selected Period End Data:
Loan receivables	$58,248	$54,285
Allowance for loan losses	$3,255	$2,998
30+ days past due as a % of period-end loan receivables	3.79%	4.09%
90+ days past due as a % of period-end loan receivables	1.81%	1.93%
Total active accounts (in thousands)(2)	59,761	57,349
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

	2015			2014
Three months ended March 31 ($ in millions)	Average Balance(1)	Interest Income / Expense	Average Yield / Rate(2)	Average Balance(1)	Interest Income/ Expense	Average Yield / Rate(2)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(3)	$11,331	$6	0.21%	$4,001	$2	0.21%
Securities available for sale	2,725	4	0.60%	250	3	4.92%
Loan receivables(4):
Credit cards, including held for sale(5)	57,390	3,079	21.76%	53,211	2,867	22.10%
Consumer installment loans	1,057	25	9.59%	959	23	9.84%
Commercial credit products	1,305	36	11.19%	1,311	38	11.89%
Other	23	—	—%	14	—	—%
Total loan receivables	59,775	3,140	21.30%	55,495	2,928	21.64%
Total interest-earning assets	73,831	3,150	17.30%	59,746	2,933	20.13%
Non-interest-earning assets:
Cash and due from banks	497			561
Allowance for loan losses	(3,272)			(2,931)
Other assets	2,802			2,045
Total non-interest-earning assets	27			(325)
Total assets	$73,858			$59,421
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$34,981	$137	1.59%	$26,317	$96	1.50%
Borrowings of consolidated securitization entities	14,101	52	1.50%	14,830	47	1.30%
Bank term loan	6,531	47	2.92%	—	—	—%
Senior unsecured notes	4,093	35	3.47%	—	—	—%
Related party debt	407	4	3.99%	8,286	47	2.33%
Total interest-bearing liabilities	60,113	275	1.86%	49,433	190	1.58%
Non-interest-bearing liabilities
Non-interest-bearing deposit accounts	142			331
Other liabilities	2,854			3,182
Total non-interest-bearing liabilities	2,996			3,513
Total liabilities	63,109			52,946
Equity
Total equity	10,749			6,475
Total liabilities and equity	$73,858			$59,421
Interest rate spread(6)			15.44%			18.55%
Net interest income		$2,875			$2,743
Net interest margin(7)			15.79%			18.83%
______________________

(1)
Average balances are based on monthly balances, including beginning of period balances, except where monthly balances are unavailable and quarterly balances are used. Collection of daily averages currently involves undue burden and expense. We believe our average balance sheet data appropriately incorporates the seasonality in the level of our loan receivables and is representative of our operations.

(2)	Average yields/rates are based on total interest income/expense over average monthly balances.

(3)	Includes average restricted cash balances of $723 million and $92 million for the three months ended March 31, 2015 and 2014, respectively.

(4)	Non-accrual loans are included in the average loan receivables balances.

(5)	Interest income on credit cards includes fees on loans of $534 million and $528 million for the three months ended March 31, 2015 and 2014, respectively.

(6)	Interest rate spread represents the difference between the yield on total interest-earning assets and the rate on total interest-bearing liabilities.

(7)	Net interest margin represents net interest income divided by average total interest-earning assets.
For a summary description of the composition of our key line items included in our Statements of Earnings, see Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2014 Form 10-K.
Interest Income
Interest income increased by $217 million, or 7.4%, for the three months ended March 31, 2015. This increase was driven primarily by growth in our loan receivables.

•
Average interest-earning assets. Interest-earning assets are comprised primarily of loan receivables. Average loan receivables, including loans held for sale, increased by $4,280 million, or 7.7%, for the three months ended March 31, 2015. This increase in average loan receivables was driven primarily by higher purchase volume resulting from an increase in average active credit card accounts to 61.6 million for the three months ended March 31, 2015 from 59.3 million for the three months ended March 31, 2014.

•
Yield on average interest-earning assets. The yield on interest-earning assets decreased to 17.30% for the three months ended March 31, 2015 from 20.13% for the three months ended March 31, 2014, driven primarily by the growth in our liquidity portfolio resulting in an increase in our average interest-earning cash and equivalents which earn a lower yield than our loan receivables. The yield on our average loan receivables, including loans held for sale, decreased slightly to 21.30% for the three months ended March 31, 2015 from 21.64% for the three months ended March 31, 2014 reflecting the impact of slightly higher payment rates from our customers and growth in promotional balances.

Interest Expense
Interest expense increased by $85 million, or 44.7%, for the three months ended March 31, 2015, driven primarily by an increase in average interest-bearing liabilities of $10,680 million, or 21.6%, and a change in our funding mix resulting in higher interest expense. The increase in average interest-bearing liabilities for the three months ended March 31, 2015 was driven primarily by an increase of $8,664 million in our average interest-bearing deposit accounts, as well as an increase of $10,624 million in third-party debt, partially offset by a reduction in average borrowings under our securitization programs and our related party debt. Our cost of funds increased to 1.86% for the three months ended March 31, 2015 from 1.58% for the three months ended March 31, 2014 reflecting the higher cost of our third-party debt.
Net Interest Income
Net interest income increased by $132 million, or 4.8%, for the three months ended March 31, 2015 driven by growth in loan receivables, partially offset by higher interest expense and a decrease in our yield on interest-earning assets due to a higher average interest-earning cash and equivalents balance.
Retailer Share Arrangements
Retailer share arrangements increased by $66 million, or 11.1%, for the three months ended March 31, 2015, driven primarily by the growth and improved performance of the programs in which we have retailer share arrangements, including the effect of a lower provision for loan losses.
Provision for Loan Losses
Provision for loan losses decreased by $77 million, or 10.1%, for the three months ended March 31, 2015.  This decrease was primarily due to improving asset quality trends.

Our allowance coverage ratio increased slightly to 5.59% at March 31, 2015, as compared to 5.52% at March 31, 2014, as our credit outlook remains stable despite the recent improvements in asset quality trends.
Other Income

	Three months ended March 31,
($ in millions)	2015	2014
Interchange revenue	$100	$76
Debt cancellation fees	65	70
Loyalty programs	(78)	(43)
Other	14	12
Total other income	$101	$115
Other income decreased by $14 million, or 12.2%, for the three months ended March 31, 2015. This decrease was primarily due to higher loyalty costs arising from the launch of new rewards programs with our partners, partially offset by increased interchange revenue driven by increased purchase volume outside of our retail partners' sales channels.
Other Expense

	Three months ended March 31,
($ in millions)	2015	2014
Employee costs	$239	$193
Professional fees	162	130
Marketing and business development	82	83
Information processing	63	52
Other	200	152
Total other expense	$746	$610
Other expense increased by $136 million, or 22.3%, for the three months ended March 31, 2015 primarily due to increases in employee costs, professional fees and other expense.
Employee costs increased primarily due to additional compensation expenses for new employees related to the building of our standalone infrastructure and to support business growth. Professional fees increased due to higher professional and other consulting fees related to our planned separation from GE and business growth.
The “other” component increased for the three months ended March 31, 2015 primarily due to a $44 million reduction in our estimated reserves for litigation and regulatory matters in the first quarter of 2014.
Provision for Income Taxes

	Three months ended March 31,
($ in millions)	2015	2014
Effective tax rate	37.5%	37.3%
Provision for income taxes	$331	$332
The effective tax rate for the three months ended March 31, 2015 differs from the effective tax rate in the same period in the previous year primarily due to an increase to state income taxes and certain non-deductible expenses. In each period, the effective tax rate differs from the U.S. federal statutory tax rate of 35.0%, primarily due to state income taxes.

Platform Analysis
As discussed above under “Our Sales Platforms,” we offer our products through three sales platforms (Retail Card, Payment Solutions and CareCredit), which management measures based on their revenue-generating activities. The following is a discussion of the platform revenue for each of our platforms.
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

	Three months ended March 31,
($ in millions)	2015	2014
Interest and fees on loans	$3,140	$2,928
Other income	101	115
Retailer share arrangements	(660)	(594)
Platform revenue	$2,581	$2,449
Retail Card
The following table sets forth supplemental information related to our Retail Card platform for the periods indicated.

	Three months ended March 31,
($ in millions)	2015	2014
Purchase volume	$18,410	$16,713
Period-end loan receivables	$39,685	$37,175
Average loan receivables, including held for sale	$40,986	$38,223
Average active accounts (in thousands)	49,617	48,168

Platform revenue:
Interest and fees on loans	$2,337	$2,178
Other income	86	96
Retailer share arrangements	(651)	(584)
Platform revenue	$1,772	$1,690
Retail Card platform revenue increased by $82 million, or 4.9%, for the three months ended March 31, 2015. The increase was primarily the result of an increase in interest and fees on loans driven by an increase in average loan receivables, partially offset by increases in retailer share arrangement payments. The increases in these payments were as a result of the factors discussed under the heading “Retailer Share Arrangements” above.

Payment Solutions
The following table sets forth supplemental information relating to our Payment Solutions platform for the periods indicated.

	Three months ended March 31,
($ in millions)	2015	2014
Purchase volume	$2,948	$2,687
Period-end loan receivables	$11,833	$10,647
Average loan receivables	$11,970	$10,775
Average active accounts (in thousands)	7,271	6,737

Platform revenue:
Interest and fees on loans	$403	$372
Other income	5	8
Retailer share arrangements	(8)	(9)
Platform revenue	$400	$371
Payment Solutions platform revenue increased by $29 million, or 7.8%, for the three months ended March 31, 2015. The increase was primarily the result of higher interest and fees on loans due to an increase in average loan receivables.
CareCredit
The following table sets forth supplemental information relating to our CareCredit platform for the periods indicated.

	Three months ended March 31,
($ in millions)	2015	2014
Purchase volume	$1,781	$1,686
Period-end loan receivables	$6,730	$6,463
Average loan receivables	$6,819	$6,497
Average active accounts (in thousands)	4,716	4,437

Platform revenue:
Interest and fees on loans	$400	$378
Other income	10	11
Retailer share arrangements	(1)	(1)
Platform revenue	$409	$388
CareCredit platform revenue increased by $21 million, or 5.4%, for the three months ended March 31, 2015. The increase was primarily the result of an increase in interest and fees on loans driven primarily by an increase in average loan receivables.

Services and Funding Provided by GE and GECC
____________________________________________________________________________________________
Services provided by GE
GE owns approximately 84.6% of our common stock and continues to provide a variety of services to us, which are governed by the Transitional Services Agreement ("TSA") and various other agreements with GE and GECC that we entered into in connection with the IPO. The services provided include, among other things, employee benefits and benefit administration, information technology, telecommunication services and leases for vehicles, equipment and facilities. Under the TSA, all of the costs billed to us by GE subsequent to the IPO are at GE’s cost in accordance with historic billing methodologies. We expect the majority of the services provided by GE will be replaced within two years from the closing date of the IPO.
For periods prior to the IPO, we were an indirect wholly owned subsidiary of GE and GECC and in addition to the services discussed above, we also received a corporate overhead allocation and assessment from GE and GECC for corporate activities that either directly or indirectly benefited our business.
Funding provided by GECC
GECC no longer provides funding to our business. In connection with the IPO, in August 2014, all of the historical related party debt outstanding was repaid, and GECC provided transitional funding pursuant to the $1.5 billion GECC Term Loan Facility ("GECC Term Loan"). During the three months ended March 31, 2015, we prepaid all of the remaining outstanding indebtedness provided by the GECC Term Loan. Prior to the IPO, GECC was a key source of funding for our business pursuant to various intercompany funding arrangements.
See Note 13. Related Party Transactions to our condensed consolidated and combined financial statements for additional information on our transactions with GE and GECC, and see “Funding, Liquidity and Capital Resources—Funding Sources—Related Party Debt” for additional information on the funding that has been provided by GECC to us and the related interest expense.
Investment Securities
____________________________________________________________________________________________
The following discussion provides supplemental information regarding our investment securities portfolio. All of our investment securities are classified as available-for-sale at March 31, 2015 and December 31, 2014, and are primarily obligations of the U.S. Treasury or investments held to comply with the Community Reinvestment Act. Investment securities classified as available-for-sale are reported in our Condensed Consolidated and Combined Statements of Financial Position at fair value.
The following table sets forth the amortized cost and fair value of our investment securities at the dates indicated:

	At March 31, 2015		At December 31, 2014
($ in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debt:
U.S. government and federal agency	$2,746	$2,747	$1,252	$1,252
State and municipal	55	55	57	57
Residential mortgage-backed	304	304	271	271
U.S. corporate debt	—	—	3	3
Equity	15	15	15	15
Total	$3,120	$3,121	$1,598	$1,598

Unrealized gains and losses, net of the related tax effect, on available-for-sale securities that are not other-than-temporarily impaired are excluded from earnings and are reported as a separate component of comprehensive income (loss) until realized. At March 31, 2015, our investment securities had gross unrealized gains of $5 million and gross unrealized losses of $4 million. At December 31, 2014, our investment securities had gross unrealized gains of $4 million and gross unrealized losses of $4 million.
Our investment securities portfolio had the following maturity distribution at March 31, 2015. Equity securities have been excluded from the table because they do not have a maturity.

($ in millions)	Due in 1 Year or Less	Due After 1 through 5 Years	Due After 5 through 10 Years	Due After 10 years	Total
Debt:
U.S. government and federal agency	$1,897	$850	$—	$—	$2,747
State and municipal	—	—	1	54	55
Residential mortgage-backed	—	—	—	304	304
Total(1)	$1,897	$850	$1	$358	$3,106
Weighted average yield(2)	0.1%	0.5%	3.9%	3.5%	0.6%
______________________

(1)	Amounts stated represent estimated fair value.

(2)	Weighted average yield is calculated based on the amortized cost of each security. In calculating yield, no adjustment has been made with respect to any tax exempt obligations.
At March 31, 2015, we did not hold investments in any single issuer, other than investments in U.S. government and federal agencies, with an aggregate book value that exceeded 10% of equity.
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

($ in millions)	At March 31, 2015	(%)	At December 31, 2014	(%)
Loans
Credit cards	$55,866	96.0%	$58,880	96.1%
Consumer installment loans	1,062	1.8	1,063	1.7
Commercial credit products	1,295	2.2	1,320	2.2
Other	25	—	23	—
Total loans	$58,248	100.0%	$61,286	100.0%
Loan receivables decreased by $3,038 million, or 5.0%, at March 31, 2015 compared to December 31, 2014 primarily driven by the seasonality of our business, partially offset by higher purchase volume and average active account growth.
Loan receivables increased by $3,963 million, or 7.3%, at March 31, 2015 compared to March 31, 2014, driven by higher purchase volume and average active account growth.

Our loan receivables portfolio had the following maturity distribution at March 31, 2015.

($ in millions)	Within 1 Year(1)	1-5 Years	After 5 Years	Total
Loans
Credit cards	$55,866	$—	$—	$55,866
Consumer installment loans	18	569	475	1,062
Commercial credit products	1,295	—	—	1,295
Other	—	15	10	25
Total loans	$57,179	$584	$485	$58,248
Loans due after one year at fixed interest rates	N/A	$584	$485	$1,069
Loans due after one year at variable interest rates	N/A	—	—	—
Total loans due after one year	N/A	$584	$485	$1,069
______________________

(1)
Credit card loans have minimum payment requirements but no stated maturity and therefore are included in the due within one year category. However, many of our credit card holders will revolve their balances, which may extend their repayment period beyond one year for balances at March 31, 2015.

Our loan receivables portfolio had the following geographic concentration at March 31, 2015.

($ in millions)	Loan Receivables Outstanding(1)	% of Total Loan Receivables Outstanding
State
Texas	$5,822	10.0%
California	$5,772	9.9%
Florida	$4,552	7.8%
New York	$3,288	5.6%
Pennsylvania	$2,578	4.4%
______________________

(1)	Based on March 2015 customer statement-end balances extrapolated to March 31, 2015. Individual customer balances at March 31, 2015 are not available without undue burden and expense.
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

($ in millions)	At March 31, 2015	At December 31, 2014
Non-accrual loan receivables	$2	$2
Loans contractually 90 days past-due and still accruing interest	1,054	1,160
Earning TDRs(1)	672	670
Non-accrual, past-due and restructured loan receivables	$1,728	$1,832
______________________

(1)
At March 31, 2015 and December 31, 2014, balances exclude $54 million of TDRs which are included in loans contractually 90 days past-due and still accruing interest balance. See Note 4. Loan Receivables and Allowance for Loan Losses to our condensed consolidated and combined financial statements for additional information on the financial effects of TDRs for the three months ended March 31, 2015 and 2014.

Delinquencies
Loan delinquencies as a percentage of period-end loan receivables decreased with the over-30 day delinquency rate decreasing to 3.79% at March 31, 2015, as compared to 4.09% at March 31, 2014 and 4.14% at December 31, 2014. The 30 basis point decrease compared to the same period in prior year was primarily driven by improvement in the U.S. economy. The decrease as compared to December 31, 2014 was primarily driven by the seasonality of our business, as well as improvement in the U.S. economy.
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
The table below sets forth the ratio of net charge-offs to average loan receivables, including held for sale, for the periods indicated.

	Three months ended March 31,
	2015	2014
Ratio of net charge-offs to average loan receivables, including held for sale	4.53%	4.86%
Allowance for Loan Losses
The allowance for loan losses remained relatively flat at $3,255 million at March 31, 2015 compared with $3,236 million at December 31, 2014, representing our best estimate of probable losses inherent in the portfolio. Our allowance for loan losses as a percentage of total loan receivables increased to 5.59% at March 31, 2015, from 5.28% at December 31, 2014 due to the seasonality in our business.

The following tables provide changes in our allowance for loan losses for the periods presented:

	Balance at January 1, 2015	Provision Charged to Operations	Gross Charge- Offs	Recoveries	Balance at March 31, 2015
($ in millions)
Credit cards	$3,169	$669	$(834)	$180	$3,184
Consumer installment loans	22	7	(9)	4	24
Commercial credit products	45	11	(11)	2	47
Total	$3,236	$687	$(854)	$186	$3,255

	Balance at January 1, 2014	Provision Charged to Operations	Gross Charge- Offs	Recoveries	Balance at March 31, 2014
($ in millions)
Credit cards	$2,827	$752	$(781)	$137	$2,935
Consumer installment loans	19	2	(7)	3	17
Commercial credit products	46	10	(12)	2	46
Total	$2,892	$764	$(800)	$142	$2,998
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
Funding Sources
Our primary funding sources include cash from operations, deposits (direct and brokered deposits), third-party debt and securitized financings.
The following table summarizes information concerning our funding sources during the periods indicated:

	2015			2014
Three months ended March 31 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$34,981	58.2%	1.6%	$26,317	53.2%	1.5%
Securitized financings	14,101	23.4	1.5	14,830	30.0	1.3
Bank term loan	6,531	10.9	2.9	—	—	—
Senior unsecured notes	4,093	6.8	3.5	—	—	—
Related party debt	407	0.7	4.0	8,286	16.8	2.3
Total	$60,113	100.0%	1.9%	$49,433	100.0%	1.6%
______________________

(1)
Excludes $142 million and $331 million average balance of non-interest-bearing deposits for the three months ended March 31, 2015 and March 31, 2014, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the three months ended March 31, 2015 and 2014.

Deposits
We obtain deposits directly from retail and commercial customers (“direct deposits”) or through third-party brokerage firms that offer our deposits to their customers (“brokered deposits”). At March 31, 2015, we had $21.3 billion in direct deposits (which includes deposits from banks and financial institutions) and $13.7 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger that channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to significantly expand our direct deposits base as a source of stable and diversified low cost funding.
Our direct deposits include a range of FDIC-insured deposit products, including certificates of deposit, IRAs, money market accounts and savings accounts, which we offer under our Optimizer+Plus brand.
Brokered deposits are primarily from retail customers of large brokerage firms. We have relationships with eight brokers that offer our deposits through their networks. Our brokered deposits consist primarily of certificates of deposit that bear interest at a fixed rate and at March 31, 2015, had a weighted average remaining life of 3.4 years. These deposits generally are not subject to early withdrawal.
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
Over the next several years, we are seeking to continue to increase our direct deposits through investing in our direct deposit programs and capabilities. The growth of direct deposits will be supported by a significant investment in marketing and brand awareness.
The following table summarizes certain information regarding our interest-bearing deposits by type (all of which constitute U.S. deposits) for the periods indicated:

Three months ended March 31 ($ in millions)	2015			2014
	Average Balance(1)	% of Total	Average Rate	Average Balance(1)	% of Total	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$13,830	39.5%	1.4%	$8,796	33.4%	1.1%
Savings accounts (including money market accounts)	6,487	18.6	0.9	2,827	10.8	0.9
Brokered deposits	14,664	41.9	2.1	14,694	55.8	1.8
Total interest-bearing deposits	$34,981	100.0%	1.6%	$26,317	100.0%	1.5%
______________________

(1)	Average balances are based on monthly balances. Calculation of daily averages at this time involves undue burden and expense. We believe our average balance data is representative of our operations.
Our deposit liabilities provide funding with maturities ranging from one day to ten years. At March 31, 2015, the weighted average maturity of our interest-bearing time deposits was 2.4 years. See Note 7. Deposits to our condensed consolidated and combined financial statements for more information on their maturities.

The following table summarizes deposits by contractual maturity at March 31, 2015.

($ in millions)	3 Months or Less	Over 3 Months but within 6 Months	Over 6 Months but within 12 Months	Over 12 Months	Total
U.S. deposits (less than $100,000)(1)	$4,241	$1,304	$2,417	$11,753	$19,715
U.S. deposits ($100,000 or more)
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	1,463	1,475	3,342	3,626	9,906
Savings accounts (including money market accounts)	5,215	—	—	—	5,215
Brokered deposits:
Sweep accounts	114	—	—	—	114
Total	$11,033	$2,779	$5,759	$15,379	$34,950
______________________

(1)	Includes brokered certificates of deposit for which underlying individual deposit balances are assumed to be less than $100,000.
Securitized Financings
We have been engaged in the securitization of our credit card receivables since 1997. We access the asset-backed securitization market using the Synchrony Credit Card Master Note Trust (“MNT”) through which we issue asset-backed securities through both public transactions and private transactions funded by financial institutions and commercial paper conduits. In addition, we issue asset-backed securities in private transactions through the Synchrony Sales Finance Master Trust (“SFT”) and the Synchrony Receivables Trust ("SRT").
The following table summarizes expected contractual maturities of the investors’ interests in securitized financings at March 31, 2015.

($ in millions)	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years	Total
Scheduled maturities of long-term borrowings—owed to securitization investors:
MNT(1)	$1,326	$8,353	$1,913	$—	$11,592
SFT	—	2,000	—	—	2,000
SRT	177	48	—	—	225
Total long-term borrowings—owed to securitization investors	$1,503	$10,401	$1,913	$—	$13,817
______________________

(1)	Excludes subordinated classes of MNT notes that we own.
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
The following table summarizes for each of our trusts the three-month rolling average excess spread at March 31, 2015.

	Note Principal Balance ($ in millions)	# of Series Outstanding	Three-Month Rolling Average Excess Spread(1)
MNT(2)	$12,900	21	14.0% to 17.7%
SFT	$2,000	8	13.5%
SRT	$225	1	36.0%
______________________

(1)
Represents the excess spread (generally calculated as interest income collected from the applicable pool of loan receivables less applicable net charge-offs, interest expense and servicing costs, divided by the aggregate principal amount of loan receivables in the applicable pool) for each trust (or, in the case of MNT, represents a range of the excess spreads relating to the particular series issued within the trust), in each case calculated in accordance with the applicable trust or series documentation, for the three securitization monthly periods ending prior to March 31, 2015.

(2)	Includes subordinated classes of MNT notes that we own.
Third-Party Debt
Bank Term Loan
During the three months ended March 31, 2015, we prepaid an additional $2.6 billion in the aggregate of the Bank Term Loan, which included the use of a portion of the net proceeds from the issuance of senior unsecured notes in February 2015. At March 31, 2015, the total indebtedness outstanding under the Bank Term Loan following these additional prepayments was $5.7 billion and the weighted average interest rate was 2.07%.
Senior Unsecured Notes
On February 2, 2015, we issued a total of $1.0 billion principal amount of senior unsecured notes, comprising $750 million aggregate principal amount of 2.700% senior notes due 2020, and $250 million aggregate principal amount of floating rate (three-month LIBOR plus 1.23%) senior notes due 2020. All of the net proceeds from this issuance were used to prepay the Bank Term Loan and GECC Term Loan on a pro rata basis.
At March 31, 2015, the aggregate principal amount of outstanding senior unsecured notes debt was $4.6 billion and the weighted average interest rate was 3.21%.
Related Party Debt
During the three months ended March 31, 2015, we prepaid $655 million of the GECC Term Loan, which represented all of the remaining outstanding indebtedness under that agreement, and at March 31, 2015, GECC no longer provided funding to our business.

During the three months ended March 31, 2014, GECC was a key source of our debt funding pursuant to various intercompany funding arrangements.
The aggregate interest and fees incurred with respect to funding provided by GECC to us was $4 million and $47 million for the three months ended March 31, 2015 and 2014, respectively.
Short-Term Borrowings
Except as described above, there were no material short-term borrowings for the periods presented.
Undrawn securitized financings
At March 31, 2015, we had an aggregate of $6.6 billion of undrawn committed capacity on our securitized financings, subject to customary borrowing conditions, from private lenders under two of our existing securitization programs.
Other
At March 31, 2015, we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
Off-Balance Sheet Items—Guarantees
We do not have any significant off-balance sheet items, including guarantees of third-party obligations. Guarantees are contracts or indemnification agreements that contingently require us to make a guaranteed payment or perform an obligation to a third-party based on certain trigger events. At March 31, 2015, we had not recorded any contingent liabilities in our Condensed Consolidated and Combined Statements of Financial Position related to any guarantees.
Covenants
The Bank Term Loan includes: (a) affirmative covenants, which, among other things, require the Bank to remain a wholly-owned subsidiary of ours and (b) negative covenants which, among other things, restrict our and certain of our subsidiaries’ ability (subject to various exceptions) to incur liens, incur indebtedness, engage in transactions with affiliates, amend or prepay the other term loan facility (except under the limited circumstances and in the manner specified in the term loan facilities), amend the Master Agreement and enter into certain restrictive agreements. The negative covenants also restrict our ability (subject to certain exceptions) to undergo various fundamental changes (including mergers, liquidations, sale-leaseback transactions and transfers of all or substantially all of our assets).
The Bank Term Loan also contains financial covenants (to be tested on a quarterly basis) that require (i) the Company and, until the Company is subject to or elects to report under Basel III, the Bank, to maintain a minimum Tier 1 common ratio of not less than 10% (calculated in accordance with Basel I or Basel III, as applicable), (ii) the Company to maintain minimum liquidity of not less than $4.0 billion and (iii) the Bank to maintain minimum liquidity of not less than $2.0 billion. The Bank Term Loan includes customary events of default, including the occurrence of a change of control (which will not be triggered by our separation from GE) and the occurrence of certain material adverse regulatory events.
The indenture pursuant to which our senior unsecured notes were issued in August 2014 and February 2015 includes various covenants, including covenants that restrict (subject to certain exceptions) the Company’s ability to dispose of, or incur liens on, any of the voting stock of the Bank or otherwise permit the Bank to be merged, consolidated, leased or sold in a manner that results in the Bank being less than 80% controlled by us.
If we do not satisfy any of the covenants discussed above, the maturity of amounts outstanding thereunder may be accelerated and become payable. We were in compliance with all of these covenants at March 31, 2015.
Our real estate leases also include various covenants, but typically do not include financial covenants. If we do not satisfy the covenants in the real estate leases, the leases may be terminated and we may be liable for damage claims. At March 31, 2015, we were not in default under any of our credit facilities and had not received any notices of default under any of our real estate leases.
Credit Ratings
Our borrowing costs and capacity in certain funding markets, including securitizations and senior and subordinated debt, may be affected by the credit ratings of the Company, the Bank and the ratings of our asset-backed securities.
Our senior unsecured debt is rated BBB- (stable outlook) by Fitch and BBB- (stable outlook) by S&P. In addition, certain of the asset-backed securities issued by MNT are rated by Fitch, S&P and/or Moody’s. A credit rating is not a recommendation to buy, sell or hold securities, may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. Downgrades in these credit ratings could materially increase the cost of our funding from, and restrict our access to, the capital markets.
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
We maintain a liquidity portfolio, which at March 31, 2015 had $13.8 billion of liquid assets, primarily consisting of cash and equivalents and short-term obligations of the U.S. Treasury, less cash in transit which is not considered to be liquid, compared to $12.9 billion of liquid assets at December 31, 2014. The increase in liquid assets was primarily due to the seasonal paydown of cardholder debt, partially offset by prepayments of long-term debt.
As additional sources of liquidity, at March 31, 2015, we had an aggregate of approximately $6.6 billion of undrawn committed capacity, subject to customary borrowing conditions, from private lenders under two of our existing securitization programs, and we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
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

We will rely significantly on dividends and other distributions and payments from the Bank for liquidity; however, bank regulations, contractual restrictions and other factors limit the amount of dividends and other distributions and payments that the Bank may pay to us. For a discussion of regulatory restrictions on the Bank’s ability to pay dividends, see “Risk Factors—Risks Relating to Regulation—We may pay dividends or repurchase our common stock, which may reduce the amount of funds available to satisfy our indebtedness; the Bank is subject to restrictions that limit its ability to pay dividends to us, which could limit our ability to pay dividends or make payments on our indebtedness” and “Regulation—Savings Association Regulation—Dividends and Stock Repurchases” in our 2014 Form 10-K.
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
In connection with our separation from GE, we filed the related application to the Federal Reserve Board on April 30, 2015. We expect to continue to increase our capital levels by, among other things, retaining net earnings and by not paying a dividend or returning capital through stock repurchases until our application to the Federal Reserve Board is approved. For a further discussion of our separation from GE, see “Item 1 Business - GE Ownership and Our Separation from GE” in our 2014 Form 10-K. As part of our capital plan, thereafter, our board of directors intends to consider our policy for paying dividends and may consider stock repurchases. We are targeting Tier 1 common ratios well in excess of regulatory “well capitalized” levels.
The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend on many factors, including the financial condition, earnings, capital and liquidity requirements of us and the Bank, regulatory restrictions (including any restrictions that may be imposed in connection with our separation from GE), corporate law and contractual restrictions and other factors that our board of directors deems relevant. In addition, banking laws and regulations and our banking regulators may limit our ability to pay dividends and make repurchases of our stock. For a discussion of regulatory restrictions on our and the Bank’s ability to pay dividends and repurchase stock, see “Risk Factors—Risks Relating to Regulation—We may pay dividends or repurchase our common stock, which may reduce the amount of funds available to satisfy our indebtedness; the Bank is subject to restrictions that limit its ability to pay dividends to us, which could limit our ability to pay dividends or make payments on our indebtedness” in our 2014 Form 10-K. There can be no assurance that we will declare and pay any dividends or repurchase any stock in the future.
Regulatory Capital Requirements - Synchrony Financial
As a savings and loan holding company, we historically have not been required to maintain any specific amount of minimum capital. In connection with our separation from GE and the related application to the Federal Reserve Board, we expect that we will be subject to capital requirements under the applicable U.S. Basel III capital rules. For more information, see “Regulation—Savings and Loan Holding Company Regulation” in our 2014 Form 10-K.

The following table sets forth at March 31, 2015 and December 31, 2014 the composition of our capital ratios for the Company calculated under the Basel I regulatory standards.

	At March 31, 2015		At December 31, 2014		Minimum to be Well- Capitalized under Prompt Corrective Action Provisions
($ in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital	$10,582	18.2%	$10,106	16.2%	$5,818	10.0%
Tier 1 risk-based capital	$9,823	16.9%	$9,297	14.9%	$3,491	6.0%
Tier 1 leverage	$9,823	13.7%	$9,297	12.5%	$3,582	5.0%
Tier 1 common equity	$9,823	16.9%	$9,297	14.9%	N/A	N/A
The increase in our Tier 1 common capital ratio, as calculated under Basel I, was primarily due to a reduction in risk-weighted assets as a result of the seasonality of our business and an increase in Tier 1 capital resulting from the retention of the Company’s net earnings for the three months ended March 31, 2015.
We anticipate that the Company will be subject to the new U.S. Basel III regulatory capital standards. At March 31, 2015, we had an estimated fully phased-in Basel III Tier 1 common ratio of 16.4% calculated in accordance with the U.S. Basel III capital rules.
Non-GAAP Measures
As a new savings and loan holding company, the Company historically has not been required by regulators to disclose capital ratios, and therefore these capital ratios are non-GAAP measures. We believe these capital ratios are useful measures to investors because they are widely used by analysts and regulators to assess the capital position of financial services companies, although our Basel I Tier 1 common ratio is not a Basel I defined regulatory capital ratio, and our Basel I common ratio and Basel III common equity Tier 1 capital ratio may not be comparable to similarly titled measures reported by other companies. Our Basel I Tier 1 common ratio is the ratio of Tier 1 common equity (as calculated below) to total risk-weighted assets as calculated in accordance with the U.S. Basel I capital rules. Our Basel III common equity Tier 1 capital ratio is the ratio of common equity Tier 1 capital to total risk-weighted assets, each as calculated in accordance with the U.S. Basel III capital rules (on a fully phased-in basis). Our Basel III capital ratios are a preliminary estimate reflecting management’s interpretation of the final Basel III capital rules adopted in July 2013 by the Federal Reserve Board, which have not been fully implemented, and our estimate and interpretations are subject to, among other things, ongoing regulatory review and implementation guidance. The following tables set forth a reconciliation of each component of our capital ratios set forth above to the comparable GAAP component at March 31, 2015.

($ in millions)	At March 31, 2015
Equity to Tier 1 capital, Tier 1 common equity and Risk-based capital
Total equity	$11,036
Unrealized (gains) / losses on investment securities(1)	—
Disallowed goodwill and other disallowed intangible assets(2)	(1,213)

Basel I - Tier 1 capital and Tier 1 common equity	$9,823

Allowance for loan losses includible in risk-based capital	759

Basel I - Risk-based capital	$10,582

Basel I - Tier 1 capital and Tier 1 common equity	$9,823
Adjustments related to certain other disallowed intangible assets and deferred tax liabilities	(12)

Basel III - Common equity Tier 1	$9,811

Total assets to leveraged assets
Total assets	$72,721
Disallowed goodwill and other disallowed intangible assets(2)	(1,213)
Other	136

Total assets for leverage capital purposes - Basel I	$71,644

Risk-weighted assets - Basel I	$58,184
Additional risk weighting adjustments related to:
Deferred taxes	1,224
Loan receivables delinquent over 90 days	528
Other	(10)

Risk-weighted assets - Basel III (fully phased-in)	$59,926

______________________

(1)	Amounts are presented net of tax.

(2)	Amounts are net of related deferred tax liabilities.

Regulatory Capital Requirements - Synchrony Bank
At March 31, 2015 and December 31, 2014, the Bank met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. Effective January 1, 2015, the Bank became subject to the U.S. Basel III regulatory capital standards, subject to transition provisions. The following table sets forth the composition of the Bank’s capital ratios calculated based on the Basel III Standardized Approach framework, subject to applicable transition provisions, at March 31, 2015 and calculated based on the Basel I capital framework at December 31, 2014.

	Bank		Minimum to be Well- Capitalized under Prompt Corrective Action Provisions - Basel III
At March 31, 2015 ($ in millions)	Amount	Ratio	Amount	Ratio
Common equity Tier 1	$7,179	17.6%	$2,645	6.5%
Total risk-based capital	$7,712	19.0%	$4,069	10.0%
Tier 1 risk-based capital	$7,179	17.6%	$3,255	8.0%
Tier 1 leverage	$7,179	14.4%	$2,494	5.0%

	Bank		Minimum to be Well- Capitalized under Prompt Corrective Action Provisions - Basel I
At December 31, 2014 ($ in millions)	Amount	Ratio	Amount	Ratio
Total risk-based capital	$7,100	17.1%	$4,152	10.0%
Tier 1 risk-based capital	$6,559	15.8%	$2,491	6.0%
Tier 1 leverage	$6,559	13.4%	$2,449	5.0%
Under the Bank’s Operating Agreement with the OCC, which it entered into on January 11, 2013 in connection with its acquisition of the deposit business of MetLife, and regulatory capital requirements adopted by the OCC, the Bank must maintain minimum levels of capital, which have historically been higher than the minimum levels required under the applicable Basel capital standards. The minimum levels of capital required under the Operating Agreement (calculated in accordance with U.S. Basel I capital rules) are as follows (i) Total risk-based capital of 11.0%; (ii) Tier 1 risk-based capital of 7.0%; and (iii) Tier 1 leverage of 6.0%. The Bank's regulatory capital was in excess of these thresholds at March 31, 2015 and December 31, 2014.
Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a material adverse effect on our business, results of operations and financial condition. See “Risk Factors—Risks Relating to Regulation—Failure by Synchrony, the Bank and, until the GE SLHC Deregistration, GECC to meet applicable capital adequacy rules could have a material adverse effect on us” in our 2014 Form 10-K.
Critical Accounting Estimates
____________________________________________________________________________________________
In preparing our condensed consolidated and combined financial statements, we have identified certain accounting estimates and assumptions that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. The critical accounting estimates we have identified relate to allowance for loan losses, asset impairment, income taxes and fair value measurements. Many of these estimates include determining fair value. All of these estimates reflect our best judgment about current, and for some estimates future, economic and market conditions and their effects based on information available as of the date of these financial statements. If these conditions change from those expected, it is reasonably possible that these judgments and estimates could change, which may result in incremental losses on loan receivables, future impairments of investment securities, goodwill and intangible assets, and the establishment of valuation allowances on deferred tax assets and increases in our tax liabilities, among other effects. See “Management's Discussion and Analysis—Critical Accounting Estimates” in our 2014 Form 10-K, for a detailed discussion of these critical accounting estimates.

New Accounting Standards
____________________________________________________________________________________________
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective on January 1, 2017, subject to an additional one-year deferral as proposed by the FASB. Early application is not permitted. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
Regulation and Supervision
____________________________________________________________________________________________
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
As a savings and loan holding company, Synchrony is subject to extensive regulation, supervision and examination by the Federal Reserve Board. As a large provider of consumer financial services, we are also subject to extensive regulation, supervision and examination by the CFPB. Until the GE SLHC Deregistration, we will be controlled by GECC, which is also a savings and loan holding company and is subject to extensive regulation, supervision and examination by the Federal Reserve Board. In addition, the Financial Stability Oversight Council has designated GECC as a nonbank systemically important financial institution under the Dodd-Frank Act.
The Bank is a federally chartered savings association. As such, the Bank is subject to extensive regulation, supervision and examination by the OCC, which is its primary regulator, and by the CFPB. In addition, the Bank, as an insured depository institution, is supervised by the FDIC.
See “Regulation” in our 2014 Form 10-K for additional information. See also “—Capital” above, for discussion of the impact of regulations and supervision on our capital and liquidity, including our ability to pay dividends and repurchase stock.

ITEM 1. FINANCIAL STATEMENTS
Synchrony Financial and subsidiaries
Condensed Consolidated and Combined Statements of Earnings
(Unaudited)
____________________________________________________________________________________________

	Three months ended March 31,
($ in millions, except per share data)	2015	2014
Interest income:
Interest and fees on loans (Note 4)	$3,140	$2,928
Interest on investment securities	10	5
Total interest income	3,150	2,933
Interest expense:
Interest on deposits	137	96
Interest on borrowings of consolidated securitization entities	52	47
Interest on third-party debt	82	—
Interest on related party debt (Note 13)	4	47
Total interest expense	275	190
Net interest income	2,875	2,743
Retailer share arrangements	(660)	(594)
Net interest income, after retailer share arrangements	2,215	2,149
Provision for loan losses (Note 4)	687	764
Net interest income, after retailer share arrangements and provision for loan losses	1,528	1,385
Other income:
Interchange revenue	100	76
Debt cancellation fees	65	70
Loyalty programs	(78)	(43)
Other	14	12
Total other income	101	115
Other expense:
Employee costs	239	193
Professional fees	162	130
Marketing and business development	82	83
Information processing	63	52
Other	200	152
Total other expense	746	610
Earnings before provision for income taxes	883	890
Provision for income taxes (Note 12)	331	332
Net earnings	$552	$558

Earnings per share
Basic	$0.66	$0.79
Diluted	$0.66	$0.79

See accompanying notes.

Synchrony Financial and subsidiaries
Condensed Consolidated and Combined Statements of Comprehensive Income
(Unaudited)____________________________________________________________________________________________

	Three months ended March 31,
($ in millions)	2015	2014

Net earnings	$552	$558

Other comprehensive income (loss)
Investment securities	1	2
Currency translation adjustments	(6)	1
Other	1	—
Other comprehensive income (loss)	(4)	3

Comprehensive income	$548	$561
Amounts presented net of taxes.

See accompanying notes.

Synchrony Financial and subsidiaries
Condensed Consolidated and Combined Statements of Financial Position ____________________________________________________________________________________________

($ in millions)	At March 31, 2015	At December 31, 2014
	(Unaudited)
Assets
Cash and equivalents	$11,218	$11,828
Investment securities (Note 3)	3,121	1,598
Loan receivables: (Notes 4 and 5)
Unsecuritized loans held for investment	33,424	34,335
Restricted loans of consolidated securitization entities	24,824	26,951
Total loan receivables	58,248	61,286
Less: Allowance for loan losses	(3,255)	(3,236)
Loan receivables, net	54,993	58,050
Loan receivables held for sale (Note 4)	359	332
Goodwill	949	949
Intangible assets, net (Note 6)	557	519
Other assets(a)	1,524	2,431
Total assets	$72,721	$75,707

Liabilities and Equity
Deposits: (Note 7)
Interest-bearing deposit accounts	$34,788	$34,847
Non-interest-bearing deposit accounts	162	108
Total deposits	34,950	34,955
Borrowings: (Notes 5 and 8)
Borrowings of consolidated securitization entities	13,817	14,967
Bank term loan	5,651	8,245
Senior unsecured notes	4,592	3,593
Related party debt (Note 13)	—	655
Total borrowings	24,060	27,460
Accrued expenses and other liabilities	2,675	2,814
Total liabilities	$61,685	$65,229

Equity:
Common Stock, par share value $0.001 per share; 4,000,000,000 shares authorized, 833,764,589 shares issued and outstanding at March 31, 2015 and December 31, 2014	$1	$1
Additional paid-in capital	9,418	9,408
Retained earnings	1,631	1,079
Accumulated other comprehensive income (loss):
Investment securities	1	—
Currency translation adjustments	(14)	(8)
Other	(1)	(2)
Total equity	11,036	10,478
Total liabilities and equity	$72,721	$75,707
_______________________
(a) Other assets include restricted cash and equivalents of $248 million and $1,104 million at March 31, 2015 and December 31, 2014, respectively.
See accompanying notes.

Synchrony Financial and subsidiaries
Condensed Consolidated and Combined Statements of Changes in Equity
(Unaudited)
____________________________________________________________________________________________

	Common Stock
($ in millions, shares in thousands)	Shares	Amount	Additional Paid-in Capital	Parent's Net Investment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity

Balance at January 1, 2014	—	$—	$—	$5,973	$—	$(13)	$5,960
Comprehensive income:
Net earnings	—	—	—	558	—	—	558
Other comprehensive income	—	—	—	—	—	3	3
Changes in Parent's net investment	—	—	—	(479)	—	—	(479)
Balance at March 31, 2014	—	$—	$—	$6,052	$—	$(10)	$6,042

Balance at January 1, 2015	833,765	$1	$9,408	$—	$1,079	$(10)	$10,478
Comprehensive income:
Net earnings	—	—	—	—	552	—	552
Other comprehensive income	—	—	—	—	—	(4)	(4)
Stock-based compensation	—	—	7	—	—	—	7
Other	—	—	3	—	—	—	3
Balance at March 31, 2015	833,765	$1	$9,418	$—	$1,631	$(14)	$11,036

See accompanying notes.

Synchrony Financial and subsidiaries
Condensed Consolidated and Combined Statements of Cash Flows
(Unaudited)____________________________________________________________________________________________

	Three months ended March 31,
($ in millions)	2015	2014
Cash flows - operating activities
Net earnings	$552	$558
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for loan losses	687	764
Deferred income taxes	86	20
Depreciation and amortization	37	31
(Increase) decrease in interest and fees receivable	134	137
(Increase) decrease in other assets	(7)	59
Increase (decrease) in accrued expenses and other liabilities	62	204
All other operating activities	114	(1)
Cash from (used for) operating activities	1,665	1,772

Cash flows - investing activities
Maturity and redemption of investment securities	317	5
Purchases of investment securities	(1,839)	(31)
Net (increase) decrease in restricted cash and equivalents	856	(92)
Net (increase) decrease in loan receivables	2,124	2,184
All other investing activities	(108)	(201)
Cash from (used for) investing activities	1,350	1,865

Cash flows - financing activities
Borrowings of consolidated securitization entities
Proceeds from issuance of securitized debt	750	—
Maturities and repayment of securitized debt	(1,899)	(720)
Third-party debt
Proceeds from issuance of third-party debt	998	—
Maturities and repayment of third-party debt	(2,594)	—
Related party debt
Maturities and repayment of related party debt	(655)	(897)
Net increase (decrease) in deposits	(211)	1,492
Net transfers (to) from Parent	—	(479)
All other financing activities	(14)	(21)
Cash from (used for) financing activities	(3,625)	(625)

Increase (decrease) in cash and equivalents	(610)	3,012
Cash and equivalents at beginning of period	11,828	2,319
Cash and equivalents at end of period	$11,218	$5,331
See accompanying notes.

Synchrony Financial and subsidiaries
Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)
____________________________________________________________________________________________
NOTE 1.    BUSINESS DESCRIPTION
Synchrony Financial (the “Company”) provides a range of credit products through programs it has established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers. The Company is a holding company for the legal entities that historically conducted General Electric Company’s (“GE”) North American retail finance business, including GE Capital Retail Bank. Prior to the Company’s initial public offering of its common stock (the “IPO”), which closed on August 5, 2014, the Company was indirectly wholly-owned by General Electric Capital Corporation (“GECC” or “Parent”). Following the IPO, GE owned, and currently owns, approximately 84.6% of our common stock. We conduct our operations through a single business segment.
References to the “Company”, “we”, “us” and “our” are to Synchrony Financial and its combined and consolidated subsidiaries unless the context otherwise requires.
NOTE 2.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated and combined financial statements were prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).
Preparing financial statements in conformity with U.S. GAAP requires us to make estimates based on assumptions about current, and for some estimates future, economic and market conditions (for example, unemployment, housing, interest rates and market liquidity) which affect reported amounts and related disclosures in our condensed consolidated and combined financial statements. Although our current estimates contemplate current conditions and how we expect them to change in the future, as appropriate, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially affect our results of operations and financial position. Among other effects, such changes could result in incremental losses on loan receivables, future impairments of investment securities, goodwill and intangible assets, increases in reserves for contingencies, establishment of valuation allowances on deferred tax assets and increases in our tax liabilities.
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
Consolidated Basis of Presentation
The transfer of all of the assets of our business from GECC and its subsidiaries to the Company was completed in the second quarter of 2014. As a result, the Company’s financial statements have been prepared on a consolidated basis beginning June 30, 2014. Under this basis of presentation, our financial statements consolidate all of our subsidiaries – i.e., entities in which we have a controlling financial interest, most often because we hold a majority voting interest. All periods subsequent to June 30, 2014 are presented on a consolidated basis.

To determine if we hold a controlling financial interest in an entity, we first evaluate if we are required to apply the variable interest entity (“VIE”) model to the entity, otherwise the entity is evaluated under the voting interest model. Where we hold current or potential rights that give us the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance (“power”) combined with a variable interest that gives us the right to receive potentially significant benefits or the obligation to absorb potentially significant losses (“significant economics”), we have a controlling financial interest in that VIE. Rights held by others to remove the party with power over the VIE are not considered unless one party can exercise those rights unilaterally. We consolidate certain securitization entities under the VIE model because we have both power and significant economics. See Note 5. Variable Interest Entities.
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
Interim Period Presentation
The condensed consolidated and combined financial statements and notes thereto are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed consolidated and combined financial statements should not be considered as necessarily indicative of results that may be expected for the entire year. These condensed consolidated and combined financial statements should be read in conjunction with our 2014 annual consolidated and combined financial statements and the related notes in our Annual Report on Form 10-K for the year ended December 31, 2014 (our "2014 Form 10-K"). Effective for the first quarter of 2015, the Company is following a calendar quarter. Previously, it was the longstanding practice of GE and GECC, our parent companies, to establish interim quarterly closing dates using a fiscal calendar, which required our business to close its books on a Sunday. We label our quarterly information using a calendar convention, that is, first quarter is labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30.
We have reclassified certain prior-period amounts to conform to current-period presentation.
Summary of Significant Accounting Policies
See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our 2014 annual consolidated and combined financial statements in our 2014 Form 10-K, for additional information on our significant accounting policies.

NOTE 3.    INVESTMENT SECURITIES
All of our investment securities are classified as available-for-sale and are held to meet our liquidity objectives and to comply with the Community Reinvestment Act. Our investment securities consist of the following:

	March 31, 2015				December 31, 2014
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
($ in millions)	cost	gains	losses	fair value	cost	gains	losses	fair value
Debt
U.S. government and federal agency	$2,746	$1	$—	$2,747	$1,252	$—	$—	$1,252
State and municipal	55	1	(1)	55	57	1	(1)	57
Residential mortgage-backed(a)	304	3	(3)	304	271	3	(3)	271
U.S. corporate debt	—	—	—	—	3	—	—	3
Equity	15	—	—	15	15	—	—	15
Total	$3,120	$5	$(4)	$3,121	$1,598	$4	$(4)	$1,598
_______________________

(a)
At March 31, 2015 and December 31, 2014 all of our residential mortgage-backed securities related to securities issued by government-sponsored entities and are pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve Discount Window advances. All residential mortgage-backed securities are collateralized by U.S. mortgages.

The following table presents the estimated fair values and gross unrealized losses of our available-for-sale investment securities:

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
($ in millions)	fair value	losses	fair value	losses
At March 31, 2015
Debt
U.S. government and federal agency	$1,496	$—	$—	$—
State and municipal	27	(1)	7	—
Residential mortgage-backed	110	(1)	71	(2)
Total	$1,633	$(2)	$78	$(2)

At December 31, 2014
Debt
U.S. government and federal agency	$700	$—	$—	$—
State and municipal	—	—	34	(1)
Residential mortgage-backed	30	—	85	(3)
Total	$730	$—	$119	$(4)
At March 31, 2015, none of our equity securities were in a gross unrealized loss position. We regularly review investment securities for impairment using both qualitative and quantitative criteria. We presently do not intend to sell our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell these securities before recovery of our amortized cost.

There were no other-than-temporary impairments recognized for the three months ended March 31, 2015 and 2014.
Contractual Maturities of Investments in Available-for-Sale Debt Securities (excluding residential mortgage-backed securities)

	Amortized	Estimated
At March 31, 2015 ($ in millions)	cost	fair value

Due
Within one year	$1,897	$1,897
After one year through five years	$849	$850
After five years through ten years	$1	$1
After ten years	$54	$54
We expect actual maturities to differ from contractual maturities because borrowers have the right to prepay certain obligations.
There were no material realized gains or losses recognized for the three months ended March 31, 2015 and 2014.
Although we generally do not have the intent to sell any specific securities held at March 31, 2015, in the ordinary course of managing our investment securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield, liquidity requirements and funding obligations.
NOTE 4.    LOAN RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

($ in millions)	March 31, 2015	December 31, 2014

Credit cards	$55,866	$58,880
Consumer installment loans	1,062	1,063
Commercial credit products	1,295	1,320
Other	25	23
Total loan receivables, before allowance for losses(a)(b)	$58,248	$61,286
_______________________

(a)
Total loan receivables include $24.8 billion and $27.0 billion of restricted loans of consolidated securitization entities at March 31, 2015 and December 31, 2014, respectively. See Note 5. Variable Interest Entities for further information on these restricted loans.

(b)	At March 31, 2015 and December 31, 2014, loan receivables included deferred expense, net of deferred income, of $58 million and $46 million, respectively.
Disposition of Loan Receivables
In the fourth quarter of 2014 and first quarter of 2015, we entered into agreements to sell certain credit card portfolios associated with two retail partners whose program agreements with us were not extended beyond their contractual expiration dates in 2015.  As a result, at March 31, 2015, $359 million of loan receivables are classified as loan receivables held for sale on our Condensed Consolidated and Combined Statement of Financial Position. The sales of these portfolios, which are subject to customary closing conditions, are expected to be completed in the second quarter of 2015.

Allowance for Loan Losses

($ in millions)	Balance at January 1, 2015	Provision charged to operations	Gross charge-offs	Recoveries	Balance at March 31, 2015

Credit cards	$3,169	$669	$(834)	$180	$3,184
Consumer installment loans	22	7	(9)	4	24
Commercial credit products	45	11	(11)	2	47
Total	$3,236	$687	$(854)	$186	$3,255

($ in millions)	Balance at January 1, 2014	Provision charged to operations	Gross charge-offs	Recoveries	Balance at March 31, 2014

Credit cards	$2,827	$752	$(781)	$137	$2,935
Consumer installment loans	19	2	(7)	3	17
Commercial credit products	46	10	(12)	2	46
Total	$2,892	$764	$(800)	$142	$2,998

Delinquent and Non-accrual Loans

At March 31, 2015 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total Past Due	90 or more days delinquent and accruing	Total non-accruing

Credit cards	$1,122	$1,042	$2,164	$1,042	$—
Consumer installment loans	10	2	12	—	2
Commercial credit products	21	12	33	12	—
Total delinquent loans	$1,153	$1,056	$2,209	$1,054	$2
Percentage of total loan receivables(a)	2.0%	1.8%	3.8%	1.8%	—%

At December 31, 2014 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total Past Due	90 or more days delinquent and accruing	Total non-accruing

Credit cards	$1,331	$1,147	$2,478	$1,147	$—
Consumer installment loans	15	2	17	—	2
Commercial credit products	28	13	41	13	—
Total delinquent loans	$1,374	$1,162	$2,536	$1,160	$2
Percentage of total loan receivables(a)	2.2%	1.9%	4.1%	1.9%	—%
______________________

(a)	Percentages are calculated based on period-end balances.
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

	Three months ended March 31,
($ in millions)	2015	2014
Credit cards	$118	$107
Consumer installment loans	—	—
Commercial credit products	2	2
Total	$120	$109
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

At March 31, 2015 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$718	$(241)	$477	$617
Consumer installment loans	—	—	—	—
Commercial credit products	8	(3)	5	8
Total	$726	$(244)	$482	$625

At December 31, 2014 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$716	$(217)	$499	$613
Consumer installment loans	—	—	—	—
Commercial credit products	8	(3)	5	8
Total	$724	$(220)	$504	$621

Financial Effects of TDRs
As part of our loan modifications for borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following table presents the types and financial effects of loans modified and accounted for as TDRs during the periods presented:

Three months ended March 31,	2015			2014
($ in millions)	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$13	$36	$717	$15	$36	$787
Consumer installment loans	—	—	—	—	—	—
Commercial credit products	—	—	8	—	—	12
Total	$13	$36	$725	$15	$36	$799
Payment Defaults
The following table presents the type, number and amount of loans accounted for as TDRs that enrolled in a modification plan within the previous 12 months and experienced a payment default during the periods presented. A customer defaults from a modification program after two consecutive missed payments.

Three months ended March 31,	2015		2014
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	11,384	$23	15,180	$29
Consumer installment loans	—	—	—	—
Commercial credit products	58	—	61	—
Total	11,442	$23	15,241	$29

Credit Quality Indicators
Our loan receivables portfolio includes both secured and unsecured loans. Secured loan receivables are largely comprised of consumer installment loans secured by equipment. Unsecured loan receivables are largely comprised of our open-ended revolving credit card and commercial loans. As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, as well as information from credit bureaus, such as a Fair Isaac Corporation (“FICO”) or other credit scores, relating to the customer’s broader credit performance. FICO scores are generally obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three credit score categories: (i) 661 or higher, which are considered the strongest credits; (ii) 601 to 660, considered moderate credit risk; and (iii) 600 or less, which are considered weaker credits. There are certain customer accounts for which a FICO score is not available where we use alternative sources to assess their credit and predict behavior. The following table provides the most recent FICO scores available for our customers at March 31, 2015 and December 31, 2014, respectively, as a percentage of each class of loan receivable. The table below excludes 0.8% of our total loan receivables balance at March 31, 2015 and December 31, 2014, which represents those customer accounts for which a FICO score is not available.

	March 31, 2015			December 31, 2014
	661 or	601 to	600 or	661 or	601 to	600 or
	higher	660	less	higher	660	less

Credit cards	71.5%	20.6%	7.9%	72.5%	19.9%	7.6%
Consumer installment loans	78.7%	15.9%	5.4%	78.9%	15.7%	5.4%
Commercial credit products	85.7%	9.2%	5.1%	86.5%	8.6%	4.8%
Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and by applying the same credit standards for all of our credit products. Unused credit card lines available to our customers totaled approximately $301 billion and $297 billion at March 31, 2015 and December 31, 2014, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.
Interest Income by Product
The following table provides additional information about our interest and fees on loans from our loan receivables, including held for sale:

	Three months ended March 31,
($ in millions)	2015	2014
Credit cards	$3,079	$2,867
Consumer installment loans	25	23
Commercial credit products	36	38
Other	—	—
Total	$3,140	$2,928
NOTE 5.    VARIABLE INTEREST ENTITIES
We use VIEs to securitize loans and arrange asset-backed financing in the ordinary course of business. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE and we did not provide non-contractual support for previously transferred loan receivables to any VIE in the three months ended March 31, 2015 and 2014. Our VIEs are able to accept new loan receivables and arrange new asset-backed financings, consistent with the requirements and limitations on such activities placed on the VIE by existing investors. Once an account has been designated to a VIE, the contractual arrangements we have require all existing and future loans originated under such account to be transferred to the VIE. The amount of loan receivables held by our VIEs in excess of the minimum amount required under the asset-backed financing arrangements with investors may be removed by us under random removal of accounts provisions. All loan receivables held by a VIE are subject to claims of third-party investors.
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
The table below summarizes the assets and liabilities of our consolidated securitization VIEs described above.

($ in millions)	March 31, 2015	December 31, 2014
Assets
Loan receivables, net(a)	$23,637	$25,645
Other assets	211	1,134
Total	$23,848	$26,779

Liabilities
Borrowings	$13,817	$14,967
Other liabilities	367	368
Total	$14,184	$15,335
_______________________

(a)
Includes $1.2 billion and $1.3 billion of related allowance for loan losses resulting in gross restricted loans of $24.8 billion and $27.0 billion at March 31, 2015 and December 31, 2014, respectively.

The balances presented above are net of intercompany balances and transactions that are eliminated in our condensed consolidated and combined financial statements.

We provide servicing for all of our VIEs except one for which GECC provides servicing. Collections are required to be placed into segregated accounts owned by each VIE in amounts that meet contractually specified minimum levels. These segregated funds are invested in cash and cash equivalents and are restricted as to their use, principally to pay maturing principal and interest on debt and the related servicing fees. Collections above these minimum levels are remitted to us on a daily basis. At March 31, 2015, the net amounts we owed to the VIEs we directly service was $11 million, representing VIE collections temporarily held by us, net of servicing fees owed from these VIEs. These amounts have been eliminated in our Condensed Consolidated and Combined Statement of Financial Position. At March 31, 2015, the segregated funds held by the VIEs were $116 million and are classified as restricted cash and included as a component of other assets in our Condensed Consolidated and Combined Statement of Financial Position. For one of our VIEs, GECC is the servicer and we are the subservicer. At March 31, 2015, in our capacity as a subservicer, we temporarily held $68 million of VIE collections which are reflected in our Condensed Consolidated and Combined Statement of Financial Position within our other liabilities as amounts payable to GECC. The VIE reflected a corresponding amount as a receivable due from GECC within other assets. In addition, at March 31, 2015, we were owed $55 million, primarily related to unpaid subservicing fees, which is reflected in our Condensed Consolidated and Combined Statements of Financial Position within other assets as a receivable due from GECC. The VIE reflected a corresponding amount as a payable to GECC within other liabilities.
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $1.3 billion for the three months ended March 31, 2015 and 2014. Related expenses consisted primarily of provision for loan losses of $212 million and $293 million for the three months ended March 31, 2015 and 2014, respectively, and interest expense of $52 million and $47 million for the three months ended March 31, 2015 and 2014, respectively. These amounts do not include intercompany transactions, principally fees and interest, which are eliminated in our condensed consolidated and combined financial statements.
NOTE 6.    INTANGIBLE ASSETS

	March 31, 2015			December 31, 2014
($ in millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related	$893	$(429)	$464	$849	$(405)	$444
Capitalized software	143	(50)	93	120	(45)	75
Total	$1,036	$(479)	$557	$969	$(450)	$519
During the three months ended March 31, 2015, we recorded net additions to intangible assets subject to amortization of $67 million, primarily related to payments made to acquire customer relationships or extend retail partner relationships, as well as capitalized software expenditures related to the build of our standalone information technology infrastructure.
Amortization expense related to retail partner contracts was $20 million and $19 million for the three months ended March 31, 2015 and 2014, respectively, and is included as a component of marketing and business development expense in our Condensed Consolidated and Combined Statements of Earnings. All other amortization expense was $9 million and $6 million for the three months ended March 31, 2015 and 2014, respectively, and is included as a component of other expense in our Condensed Consolidated and Combined Statements of Earnings.

NOTE 7.    DEPOSITS
Deposits

	March 31, 2015		December 31, 2014
($ in millions)	Amount	Average rate(a)	Amount	Average rate(a)

Interest-bearing deposits	$34,788	1.6%	$34,847	1.6%
Non-interest-bearing deposits	162	—	108	—
Total deposits	$34,950		$34,955
____________________

(a)	Based on interest expense for the three months ended March 31, 2015 and the year ended December 31, 2014 and average deposits balances.
At March 31, 2015 and December 31, 2014, interest-bearing deposits included $9.9 billion and $9.4 billion, respectively, of direct deposit certificates of $100,000 or more. At March 31, 2015, our interest-bearing time deposits maturing for the remainder of 2015 and over the next four years and thereafter were as follows:

($ in millions)	2015	2016	2017	2018	2019	Thereafter
Deposits	$8,766	$5,957	$2,811	$1,965	$3,892	$3,378
The above maturity table excludes $6.8 billion of demand deposits with no defined maturity. In addition, at March 31, 2015, we had $1.2 billion of broker network deposit sweeps procured through a program arranger who channels brokerage account deposits to us. Unless extended, the contracts associated with these broker network deposit sweeps will terminate in 2015 and 2017, representing $927 million and $262 million, respectively.

NOTE 8.    BORROWINGS

		March 31, 2015		December 31, 2014
($ in millions)	Maturity date	Amount(a)	Weighted average interest rate	Amount(a)	Weighted average interest rate

Borrowings of consolidated securitization entities	2015 - 2020	$13,817	1.2%	$14,967	1.2%
Bank term loan	2019	5,651	2.1%	8,245	2.1%
Senior unsecured notes	2017 - 2024	4,592	3.2%	3,593	3.4%
Related party debt	N/A	—	—%	655	4.2%
Total borrowings		$24,060		$27,460
___________________

(a)	The amounts presented for outstanding borrowings include unamortized debt premiums and discounts.
Borrowings of Consolidated Securitization Entities
We securitize credit card receivables as an additional source of funding. At March 31, 2015, the maturities of the borrowings of our consolidated securitization entities, for the remainder of 2015 and over the next four years and thereafter were as follows:

($ in millions)	2015	2016	2017	2018	2019	Thereafter
Borrowings of consolidated securitization entities	$1,203	$2,016	$6,551	$2,134	$1,163	$750

At March 31, 2015, we had an aggregate of $6.6 billion of undrawn committed capacity under our securitization programs.
During the three months ended March 31, 2015, we completed new debt issuances through our securitized entities with proceeds of $750 million. We did not complete any new debt issuances in the three months ended March 31, 2014.
Third-Party Debt
Bank Term Loan
During the three months ended March 31, 2015, we prepaid $2.6 billion in the aggregate of the Bank Term Loan, which included the use of a portion of the net proceeds from the issuance of senior unsecured notes in February 2015.
Senior Unsecured Notes
On February 2, 2015, we issued a total of $1.0 billion principal amount of senior unsecured notes, comprising $750 million aggregate principal amount of 2.700% senior unsecured notes due 2020, and $250 million aggregate principal amount of floating rate (three-month LIBOR plus 1.23%) senior unsecured notes due 2020. All of the net proceeds from this issuance were used to prepay the Bank Term Loan and GECC Term Loan on a pro rata basis.
Related Party Debt
During the three months ended March 31, 2015, we prepaid $655 million of the GECC Term Loan, which represented all of the remaining outstanding indebtedness under that agreement, and at March 31, 2015, GECC no longer provided funding to our business.
During the three months ended March 31, 2014, GECC was a key source of funding for our business pursuant to various intercompany funding arrangements.

NOTE 9.    FAIR VALUE MEASUREMENTS
For a description of how we estimate fair value, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies in our 2014 annual consolidated and combined financial statements in our 2014 Form 10-K.
The following tables present our assets and liabilities measured at fair value on a recurring basis. Included in the tables are debt and equity securities.
Recurring Fair Value Measurements
The following tables present our assets measured at fair value on a recurring basis.

At March 31, 2015 ($ in millions)	Level 1	Level 2	Level 3	Total

Assets
Investment securities
Debt
U.S. government and federal agency	$—	$2,747	$—	$2,747
State and municipal	—	—	55	55
Residential mortgage-backed	—	304	—	304
Equity	15	—	—	15
Total	$15	$3,051	$55	$3,121

At December 31, 2014 ($ in millions)

Assets
Investment securities
Debt
U.S. government and federal agency	$—	$1,252	$—	$1,252
State and municipal	—	—	57	57
Residential mortgage-backed	—	271	—	271
U.S. corporate	—	—	3	3
Equity	15	—	—	15
Total	$15	$1,523	$60	$1,598
For the three months ended March 31, 2015, there were no securities transferred between Level 1 and Level 2 or between Level 2 and Level 3. At March 31, 2015 and December 31, 2014, we did not have any significant liabilities measured at fair value on a recurring basis.
Our Level 3 recurring fair value measurements primarily relate to state and municipal debt instruments which are valued using non-binding broker quotes or other third-party sources. For a description of our process to evaluate third-party pricing servicers, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies in our 2014 annual consolidated and combined financial statements in our 2014 Form 10-K. Our state and municipal debt securities are classified as available-for-sale with changes in fair value included in accumulated other comprehensive income.

The following table presents the changes in our Level 3 debt instruments that are measured on a recurring basis for the three months ended March 31, 2015 and 2014.
Changes in Level 3 Instruments

	Three months ended March 31,
($ in millions)	2015	2014

Balance at beginning of period	$60	$46
Net realized and unrealized gains (losses)	3	1
Purchases	—	8
Sales	(6)	—
Settlements	(2)	(2)
Balance at end of period	$55	$53
Non-Recurring Fair Value Measurements
We hold certain assets that have been measured at fair value on a non-recurring basis at March 31, 2015 and 2014. These assets can include repossessed assets and cost method investments that are written down to fair value when they are impaired, as well as loan receivables held for sale. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs. The assets held by us that were measured at fair value on a non-recurring basis and the effects of the remeasurement to fair value were not material for all periods presented. The estimated fair value of loan receivables held for sale exceeded their amortized cost and accordingly a remeasurement to fair value was not required during the three months ended March 31, 2015 and 2014.

Financial Assets and Financial Liabilities Carried at Other than Fair Value

	Carrying	Corresponding fair value amount
At March 31, 2015 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$11,218	$11,218	$9,918	$1,300	$—
Other assets(b)	$248	$248	$248	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$54,993	$61,151	$—	$—	$61,151
Loan receivables held for sale(c)	$359	$374	$—	$—	$374

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$34,950	$35,579	$—	$35,579	$—
Borrowings of consolidated securitization entities	$13,817	$13,859	$—	$7,326	$6,533
Bank term loan	$5,651	$5,637	$—	$—	$5,637
Senior unsecured notes	$4,592	$4,715	$—	$4,715	$—

	Carrying	Corresponding fair value amount
At December 31, 2014 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$11,828	$11,828	$8,153	$3,675	$—
Other assets(b)	$1,104	$1,104	$1,104	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$58,050	$64,113	$—	$—	$64,113
Loan receivables held for sale(c)	$332	$351	$—	$—	$351

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$34,955	$35,442	$—	$35,442	$—
Borrowings of consolidated securitization entities	$14,967	$14,985	$—	$7,912	$7,073
Bank term loan	$8,245	$8,204	$—	$—	$8,204
Senior unsecured notes	$3,593	$3,660	$—	$3,660	$—
Related party debt	$655	$655	$—	$—	$655
_______________________

(a)
For cash and cash equivalents carrying value approximates fair value due to the liquid nature and short maturity of these instruments. Cash equivalents classified as Level 2 represent U.S. Government and Federal Agency debt securities with original maturities of three months or less.

(b)	This balance relates to restricted cash and equivalents, which is included in other assets.

(c)
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
As a savings and loan holding company, we historically have not been required to maintain any specific amount of minimum capital. In connection with our separation from GE and the related application to the Federal Reserve Board, we expect that we will be subject to capital requirements under the applicable U.S. Basel III capital rules. See Note 11. Regulatory and Capital Adequacy to our 2014 annual consolidated and combined financial statements in our 2014 Form 10-K for additional information on these capital requirements.
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
At March 31, 2015 and December 31, 2014, the Bank met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. To be categorized as well-capitalized, the Bank must maintain minimum common equity Tier 1, total risk-based, Tier 1 risk-based, and leverage ratios as set forth in the following table. The Federal Reserve Board and FDIC final rules applicable to the Bank include new minimum and "well-capitalized" risk-based capital and leverage ratios, effective January 1, 2015, and redefine the definition of what constitutes "capital" for purposes of calculating these ratios. There are no conditions or events subsequent to March 31, 2015 that management believes have changed the Bank’s capital category.
The actual capital amounts and ratios and the required minimums of the Bank are as follows:

At March 31, 2015 ($ in millions)	Actual		Minimum for capital adequacy purposes(b)		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio	Amount	Ratio

Common equity Tier I capital	$7,179	17.6%	$1,831	4.5%	$2,645	6.5%
Total risk-based capital	$7,712	19.0%	$3,255	8.0%	$4,069	10.0%
Tier 1 risk-based capital	$7,179	17.6%	$2,441	6.0%	$3,255	8.0%
Tier 1 leverage	$7,179	14.4%	$1,995	4.0%	$2,494	5.0%

At December 31, 2014 ($ in millions)	Actual		Minimum for capital adequacy purposes(b)		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio	Amount	Ratio

Total risk-based capital	$7,100	17.1%	$3,322	8.0%	$4,152	10.0%
Tier 1 risk-based capital	$6,559	15.8%	$1,661	4.0%	$2,491	6.0%
Tier 1 leverage	$6,559	13.4%	$1,959	4.0%	$2,449	5.0%
_______________________

(a)
Capital ratios are calculated based on the Basel III Standardized Approach framework, subject to applicable transition provisions, as of March 31, 2015 and are calculated based on Basel I capital framework as of December 31, 2014.

(b)
Under the Bank’s Operating Agreement with the OCC entered into on January 11, 2013, the Bank must maintain minimum levels of capital (calculated in accordance with U.S. Basel I capital rules) as follows (i) Total risk-based capital of 11.0%; (ii) Tier 1 risk-based capital of 7.0%; and (iii) Tier 1 leverage of 6.0%. The Bank's regulatory capital was in excess of these thresholds at March 31, 2015 and December 31, 2014.

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
The following table presents the calculation of basic and diluted earnings per share:

	Three months ended March 31,
(in millions, except per share data)	2015	2014
Net earnings	$552	$558

Weighted average common shares outstanding, basic	834	705
Effect of dilutive securities	1	—
Weighted average common shares outstanding, dilutive	835	705

Earnings per basic common share	$0.66	$0.79
Earnings per diluted common share	$0.66	$0.79
We have issued certain stock based awards under the Synchrony Financial 2014 Long-Term Incentive Plan. A total of less than 1 million shares related to these awards were considered anti-dilutive and therefore were excluded from the computation of diluted earnings per share for the three months ended March 31, 2015. There were no anti-dilutive securities outstanding during the three month period ended March 31, 2014.
NOTE 12.    INCOME TAXES
We are included in the consolidated U.S. federal and state income tax returns of GE where applicable, but also file certain separate state and foreign income tax returns. The tax provision is presented on a separate company basis as if we were a separate filer. The effects of tax adjustments and settlements from taxing authorities are presented in our consolidated and combined financial statements in the period to which they relate as if we were a separate filer. Our current obligations for taxes are settled with our parent on an estimated basis and adjusted in later periods in which those settlements occur. We recognize the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. In calculating the provision for interim income taxes, in accordance with Accounting Standards Codification 740, Income Taxes, we apply an estimated annual effective tax rate to year-to-date ordinary income. At the end of each interim period, we estimate the effective tax rate expected to be applicable for the full fiscal year. See “Management's Discussion and Analysis—Critical Accounting Estimates” in our 2014 Form 10-K, for a discussion of the significant judgments and estimates related to income taxes.

The Company is under continuous examination by the Internal Revenue Service (“IRS”) and the tax authorities of various states as part of their audit of GE’s tax returns. The IRS is currently auditing the GE consolidated U.S. income tax returns for 2010 and 2011. In addition, certain issues and refund claims for previous years are still unresolved. We are under examination in various states going back to 2007 as part of their audit of GE’s tax returns. We believe that there are no issues or claims that are likely to significantly impact our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties that could result from such examinations.
Tax Sharing and Separation Agreement
In connection with the IPO, we entered into a Tax Sharing and Separation Agreement, (“TSSA”), which governs certain separation-related tax matters between the Company and GE following the IPO. The TSSA governs the allocation of the responsibilities for the taxes of the GE group between GE and the Company. The TSSA also allocates rights, obligations and responsibilities in connection with certain administrative matters relating to the preparation of tax returns and control of tax audits and other proceedings relating to taxes. We provide additional information on the TSSA in our 2014 Form 10-K in Note 15. Income Taxes.
Unrecognized Tax Benefits

($ in millions)	March 31, 2015	December 31, 2014
Unrecognized tax benefits, excluding related interest expense and penalties	$114	$102
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	75	68
Accrued interest on unrecognized tax benefits	1	1
Accrued penalties on unrecognized tax benefits	—	—
____________________

(a)
Includes gross state and local unrecognized tax benefits net of the effects of associated U.S. federal income taxes. Excludes amounts attributable to any related valuation allowances resulting from associated increases in deferred tax assets.

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
NOTE 13.    RELATED PARTY TRANSACTIONS
Services Provided by GE
GE and its subsidiaries, including GECC, have provided and continue to provide a variety of services to us.
In connection with the IPO, we entered into various agreements with GE and its affiliates that now govern our relationship with GE and GECC following the IPO. On July 30, 2014, we entered into a Master Agreement with GECC and, for certain limited purposes only, GE (the “Master Agreement”). The Master Agreement sets forth our agreements with GE and GECC relating to the ownership of certain assets and the allocation of certain liabilities in connection with the separation of our company from GECC. It also sets forth other agreements governing our relationship with GECC and its affiliates after the IPO. For more information on agreements with GE and its affiliates, see Note 16. Related Party Transactions to our 2014 annual consolidated and combined financial statements in our 2014 Form 10-K.

Funding Provided by GECC
GECC no longer provides funding to our business. All related party debt owed by the Company to GECC outstanding on the closing date of the IPO was repaid, and GECC provided transitional funding pursuant to the $1.5 billion GECC Term Loan Facility. During the three months ended March 31, 2015, we prepaid all of the remaining outstanding indebtedness provided by the GECC Term Loan. Prior to the IPO, we used related party debt provided by GECC to meet our funding requirements after taking into account deposits held at the Bank, funding from securitized financings and cash generated from our operations. GECC assessed us an interest cost on a portion of the Parent’s total investment and historically we have reflected that portion as related party debt in the Condensed Consolidated and Combined Statements of Financial Position.
The following table sets forth the direct costs, indirect costs and interest expenses related to services and funding provided by GE for the periods indicated.

($ in millions)	Three months ended March 31,
	2015	2014
Direct costs(a)	$82	$64
Indirect costs(a)	—	61
Interest expense(b)	4	47
Total expenses for services and funding provided by GECC	$86	$172
_______________________

(a)	Direct and indirect costs are included in the other expense line items in our Condensed Consolidated and Combined Statements of Earnings.

(b)	Included in interest expense in our Condensed Consolidated and Combined Statements of Earnings.
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
Under the Transitional Services Agreement which governs certain services provided by GE to us, all of the costs billed to us by GE subsequent to the IPO are included as a component of direct costs and are at GE’s cost in accordance with historic allocation methodologies.
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
Interest Expense
For the three months ended March 31, 2015, interest expense represents interest accruing on the GECC Term Loan. For the three months ended March 31, 2014, interest expense represents interest cost assessed to us from GECC’s centralized treasury function based on fixed and floating interest rates, plus funding related costs that include charges for liquidity and other treasury costs.

Other Related Party Transactions
GECC is the servicer and we are the subservicer for one of our securitization entities. We perform substantially all of the servicing functions with respect to this entity pursuant to a subservicing agreement with GECC. The net cost recognized in our Condensed Consolidated and Combined Statements of Earnings in connection with these arrangements is de minimis. See Note 5. Variable Interest Entities.
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
The 2014 CFPB Consent Order also resolved a separate CFPB investigation related to potential violations of the Equal Credit Opportunity Act as a result of the Bank’s omission of certain Spanish-speaking customers and customers residing in Puerto Rico from certain statement credit and settlement offers that were made to certain delinquent customers. The Bank identified this issue through an audit of its collection operations, reported it to the CFPB and initiated a remediation program. The CFPB referred the issue to the Department of Justice (the “DOJ”), which initiated a civil investigation. At the same time we entered into the 2014 CFPB Consent Order, we entered into a consent order with the DOJ (the “2014 DOJ Consent Order,” and together with the 2014 CFPB Consent Order, the “2014 Consent Orders”) to settle a complaint filed by the DOJ on June 19, 2014 in the United States District Court for the District of Utah that made similar allegations to those alleged in the 2014 CFPB Consent Order. The 2014 DOJ Consent Order was approved by the Court on June 26, 2014. The 2014 DOJ Consent Order is similar to the 2014 CFPB Consent Order and does not impose any additional requirements on us. The 2014 Consent Orders require us to complete our remediation program by providing additional payments, balance credits and balance waivers of approximately $37 million and to update our credit bureau reporting relating to the affected accounts. In the first quarter of 2015, we determined that our remediation program will require us to provide approximately $35 million in additional remediation, approximately $32 million of which consists of balance credits and waivers to previously charged-off accounts. Of the approximately $204 million in total consumer remediation (including $132 million of voluntary remediations completed prior to the 2014 Consent Orders and approximately $72 million that remains to be completed), approximately $190 million consists of balance credits and waivers to previously charged-off accounts. In addition to the consumer remediation, the 2014 Consent Orders require us to implement a fair lending compliance plan (including fair lending reviews, audits and training), which will, in part, be satisfied by our existing compliance processes.
Although we do not believe that the 2014 Consent Orders themselves will have a material adverse effect on our results of operations going forward, we cannot be sure whether the settlements will have an adverse impact on our reputation or whether any similar actions will be brought by state attorneys general or others, all of which could have a material adverse effect on us.

Other Matters
On September 27, 2013, Secure Axcess LLC, filed a complaint against the Bank as well as other defendants in the U.S. District Court for the Eastern District of Texas, for patent infringement related to the Bank’s alleged use of website authenticity technology referred to as “Safe Keys.” The complaint seeks unspecified damages. On September 9, 2014, the U.S. Patent Office instituted two petitions to review the validity of the Secure Axcess patent at issue in the pending litigation and on September 29, 2014, the Court stayed the action pending the resolution of the U.S. Patent Office’s review. On April 13, 2015, at the request of the Bank and several other parties, the U.S. Patent Office instituted a third petition to review the validity of the Secure Axcess patent at issue in the pending litigation.
The Bank is a defendant in four putative class actions, and defending a third-party in a fifth putative class action, alleging claims under the federal Telephone Consumer Protection Act (“TCPA”), where the plaintiffs assert that they received calls on their cellular telephones relating to accounts not belonging to them. In each case, the complaints allege that the Bank placed calls to consumers by an automated telephone dialing system or using a pre-recorded message or automated voice without their consent and seek up to $1,500 for each violation. The amount of damages sought in the aggregate is unspecified. Abdeljalil et al. v. GE Capital Retail Bank was filed on August 22, 2012 in the U.S. District Court for the Southern District of California, originally naming GECC as the defendant. In August 2013, the Court denied without prejudice GECC’s motion to dismiss the class allegations. GECC subsequently was dismissed and the plaintiffs amended the complaint to name the Bank as the defendant. On March 26, 2015, the Court entered an order granting class certification under Federal Rule of Civil Procedure 23(b)(3) (for damages) and denying class certification under Federal Rule of Civil Procedure 23(b)(2) (for injunctive relief). The Bank is seeking reconsideration of the order. Cowan v. GE Capital Retail Bank was filed on May 14, 2014 in the U.S. District Court for the District of Connecticut. On August 4, 2014, the Bank filed motions to stay and dismiss the action.  Pittman et al. v. GE Capital d/b/a GE Capital Retail Bank was filed on July 29, 2014 in the U.S. District Court for the Northern District of Alabama. The action is currently stayed pursuant to the parties’ agreement. Hofer et al. v. Synchrony Bank was filed on November 4, 2014 in the U.S. District Court for the Eastern District of Missouri. On January 15, 2015, the Bank filed a motion to stay the action. Dubanoski et al. v. Wal-Mart Stores, Inc., for which we are defending the defendant, was filed on February 27, 2015 in the United States District Court for the Northern District of Illinois. In addition to the Abdeljalil, Cowan, Pittman, Hofer, and Dubanoski actions, the Bank has resolved two other putative class actions that made similar claims under the TCPA, both of which were settled on an individual basis with the class representative. Travaglio et al. v. GE Capital Retail Bank and Allied Interstate LLC was filed on January 17, 2014 in the U.S. District Court for the Middle District of Florida and dismissed on October 9, 2014. Fitzhenry v. Lowe’s Companies Inc. and GE Capital Retail Bank was filed on May 29, 2014 in the U.S. District Court for the District of South Carolina and dismissed on October 20, 2014.
On October 30, 2014, the United States Trustee, which is part of the DOJ, filed an application in In re Nyree Belton, a Chapter 7 bankruptcy case pending in the U.S. Bankruptcy Court for the Southern District of New York for orders authorizing discovery of the Bank pursuant to Rule 2004 of the Federal Rules of Bankruptcy Procedure, related to an investigation of the Bank’s credit reporting. The discovery, which is ongoing, concerns allegations made in Belton et al. v. GE Capital Consumer Lending, a putative class action adversary proceeding pending in the same Bankruptcy Court. In the Belton adversary proceeding, which was filed on April 30, 2014, plaintiff alleges that the Bank violates the discharge injunction under Section 524(a)(2) of the Bankruptcy Code by attempting to collect discharged debts and by failing to update and correct credit information to credit reporting agencies to show that such debts are no longer due and owing because they have been discharged in bankruptcy. Plaintiff seeks declaratory judgment, injunctive relief and an unspecified amount of damages. On December 15, 2014, the Court entered an order staying the adversary proceeding pending the appeal of an order denying the Bank’s motion to compel arbitration.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at March 31, 2015, we estimate that net interest income over the following 12-month period would increase by approximately $79 million.
For an additional discussion of our exposure to market risk, refer to “Management's Discussion and Analysis—Quantitative and Qualitative Disclosures about Market Risk” in our 2014 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

No change in internal control over financial reporting occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of legal proceedings, see Note 14. Legal Proceedings and Regulatory Matters to our condensed consolidated and combined financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors included in our 2014 Form 10-K under the heading “Risk Factors.”

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

Synchrony Financial
(Registrant)

May 1, 2015	/s/ Brian D. Doubles
Date	Brian D. Doubles Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
4*	Instruments defining rights of holders of long-term debt
31(a)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
31(b)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
32	Certification Pursuant to 18 U.S.C. Section 1350.
101
The following materials from Synchrony Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated and Combined Statements of Earnings for the three months ended March 31, 2015 and 2014, (ii) Condensed Consolidated and Combined Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iii) Condensed Consolidated and Combined Statements of Financial Position at March 31, 2015 and December 31, 2014, (iv) Condensed Consolidated and Combined Statements of Changes in Equity for the three months ended March 31, 2015 and 2014, (v) Condensed Consolidated and Combined Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (vi) Notes to Condensed Consolidated and Combined Financial Statements.

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