Form 10-Q
period 2015-06-30
Synchrony Financial
filed 2015-07-31
CIK 1601712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 29, 2015 was 833,764,963.

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
Forward-looking statements are based on management’s current expectations and assumptions, and are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, actual results could differ materially from those indicated in these forward-looking statements. Factors that could cause actual results to differ materially include global political, economic, business, competitive, market, regulatory and other factors and risks, such as: the impact of macroeconomic conditions and whether industry trends we have identified develop as anticipated; retaining existing partners and attracting new partners, concentration of our platform revenue in a small number of Retail Card partners, promotion and support of our products by our partners, and financial performance of our partners; our need for additional financing, higher borrowing costs and adverse financial market conditions impacting our funding and liquidity, and any reduction in our credit ratings; our ability to securitize our loans, occurrence of an early amortization of our securitization facilities, loss of the right to service or subservice our securitized loans, and lower payment rates on our securitized loans; our reliance on dividends, distributions and other payments from Synchrony Bank (the “Bank”); our ability to grow our deposits in the future; changes in market interest rates and the impact of any margin compression; effectiveness of our risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, our ability to manage our credit risk, the sufficiency of our allowance for loan losses and the accuracy of the assumptions or estimates used in preparing our financial statements; our ability to offset increases in our costs in retailer share arrangements; competition in the consumer finance industry; our concentration in the U.S. consumer credit market; our ability to successfully develop and commercialize new or enhanced products and services; our ability to realize the value of strategic investments; reductions in interchange fees; fraudulent activity; cyber-attacks or other security breaches; failure of third parties to provide various services that are important to our operations; disruptions in the operations of our computer systems and data centers; international risks and compliance and regulatory risks and costs associated with international operations; alleged infringement of intellectual property rights of others and our ability to protect our intellectual property; litigation and regulatory actions; damage to our reputation; our ability to attract, retain and motivate key officers and employees; tax legislation initiatives or challenges to our tax positions and state sales tax rules and regulations; significant regulation, supervision, examination and enforcement of our business by governmental authorities, the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the impact of the Consumer Financial Protection Bureau's (the “CFPB”) regulation of our business; changes to our methods of offering our CareCredit products; impact of capital adequacy rules; restrictions that limit the Bank’s ability to pay dividends; regulations relating to privacy, information security and data protection; use of third-party vendors and ongoing third-party business relationships; failure to comply with anti-money laundering and anti-terrorism financing laws; effect of GECC being subject to regulation by the Federal Reserve Board both as a savings and loan holding company and as a systemically important financial institution; GE not completing the separation from us as planned or at all, GE’s inability to obtain savings and loan holding company deregistration (the “GE SLHC Deregistration”) and GE continuing to have significant control over us; completion by the Federal Reserve Board of a review (with satisfactory results) of our preparedness to operate on a standalone basis, independently of GE, and Federal Reserve Board approval required for us to continue to be a savings and loan holding company, including the timing of the approval and the imposition of any significant additional capital or liquidity requirements; our need to establish and significantly expand many aspects of our operations and infrastructure; delays in receiving or failure to receive Federal Reserve Board agreement required for us to be treated as a financial holding company after the GE SLHC Deregistration; loss of association with GE’s strong brand and reputation; limited right to use the GE brand name and logo and need to establish a new brand; GE has significant control over us; terms of our arrangements with GE may be more favorable than what we will be able to obtain from unaffiliated third parties; obligations associated with being a public company; our incremental cost of operating as a standalone public company could be substantially more than anticipated; GE could engage in businesses that compete with us, and conflicts of interest may arise between us and GE; and failure caused by us of GE’s distribution of our common stock to its stockholders in exchange for its common stock to qualify for tax-free treatment, which may result in significant tax liabilities to GE for which we may be required to indemnify GE.
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
Introduction and Business Overview
____________________________________________________________________________________________
We are one of the premier consumer financial services companies in the United States. We provide a range of credit products through programs we have established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” For the three and six months ended June 30, 2015, we financed $28.8 billion and $51.9 billion of purchase volume and had 60.9 million and 61.5 million average active accounts, respectively, and at June 30, 2015, we had $61.4 billion of loan receivables. For the three and six months ended June 30, 2015, we had net earnings of $541 million and $1,093 million, respectively, representing a return on assets of 2.9% and 3.0%, respectively.
We offer our credit products primarily through our wholly-owned subsidiary, Synchrony Bank. Through the Bank, we offer a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”). We are continuing to expand our direct banking operations to increase our deposit base as a source of stable and diversified low cost funding for our credit activities. We had $37.8 billion in deposits at June 30, 2015.
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

______________________

(1)	For a definition of platform revenue, which is a non-GAAP measure, and its reconciliation to interest and fees on loans, see “Results of Operations—Platform Analysis—Non-GAAP Measure”.
Retail Card
Retail Card is a leading provider of private label credit cards, and also provides Dual Cards and small and medium-sized business credit products. Our patented Dual Cards are credit cards that function as private label credit cards when used to purchase goods and services from our partners and as general purpose credit cards when used elsewhere. We offer one or more of these products primarily through 20 national and regional retailers with which we have ongoing program agreements. The average length of our relationship with these Retail Card partners is 16 years. Retail Card’s platform revenue consists of interest and fees on our loan receivables, plus other income, less retailer share arrangements. Other income primarily consists of interchange fees earned on Dual Card transactions (when the card is used outside of our partners' sales channels) and fees paid to us by customers who purchase our debt cancellation products, less loyalty program payments. Substantially all of the credit extended in this platform is on standard terms.
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
The following table sets forth each credit product by type and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at June 30, 2015.

Credit Product	Standard Terms	Promotional Offer	Total
Credit cards	67.8%	28.0%	95.8%
Commercial credit products	2.3	—	2.3
Consumer installment loans	—	1.9	1.9
Total	70.1%	29.9%	100.0%
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

•
Dual Cards. Our patented Dual Cards are credit cards that function as private label credit cards when used to purchase goods and services from our partners and as general purpose credit cards when used elsewhere. Credit extended under our Dual Cards typically is extended under standard terms only. Currently, only Retail Card offers Dual Cards. At June 30, 2015, we offered Dual Cards through 14 of our 20 ongoing Retail Card programs.

Commercial Credit Products
We offer private label cards and co-branded cards for commercial customers that are similar to our consumer offerings. We also offer a commercial pay-in-full accounts receivable product to a wide range of business customers. We offer commercial credit products primarily through our Retail Card platform to the commercial customers of our Retail Card partners.
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
For a discussion of these trends and conditions, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Trends and Conditions” in our 2014 Form 10-K. For a discussion of how these trends and conditions impacted the three and six months ended June 30, 2015, see “Results of Operations.”
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

Results of Operations
____________________________________________________________________________________________
Highlights for the Three and Six Months Ended June 30, 2015
Below are highlights of our performance for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014, as applicable, except as otherwise noted.

•
Net earnings increased 14.6% to $541 million for the three months ended June 30, 2015, driven by higher net interest income, partially offset by increases in provision for loan losses and retailer share arrangements. Net earnings increased 6.1% to $1,093 million for the six months ended June 30, 2015, driven by higher net interest income, partially offset by increases in retailer share arrangements and other expenses.

•
Loan receivables increased 12.0% to $61,431 million at June 30, 2015 compared to June 30, 2014, primarily driven by higher purchase volume and average active account growth, and also included the acquisition of the BP portfolio.

•
Net interest income increased 6.9% to $2,907 million and 5.8% to $5,782 million for the three and six months ended June 30, 2015, respectively, primarily due to higher average loan receivables, partially offset by higher funding costs.

•
Retailer share arrangements increased 5.3% to $621 million and 8.2% to $1,281 million for the three and six months ended June 30, 2015, respectively, primarily as a result of the growth and improved performance of the programs in which we have retailer share arrangements.

•
Loan delinquencies as a percentage of receivables decreased with the over-30 day delinquency rate decreasing to 3.53% at June 30, 2015 from 3.82% at June 30, 2014, primarily driven by improving asset quality trends and general improvement in the U.S. economy. Net charge-off rates decreased 25 basis points to 4.63% and 29 basis points to 4.56% for the three and six months ended June 30, 2015, respectively, reflecting these same trends.

•
Provision for loan losses increased by $59 million, or 8.7%, for the three months ended June 30, 2015 primarily due to portfolio growth. Provision for loan losses decreased by $18 million, or 1.2%, for the six months ended June 30, 2015. The decrease was driven primarily due to improving asset quality trends, partially offset by portfolio growth. Our allowance coverage ratio (allowance for loan losses as a percent of end of period loan receivables) decreased slightly to 5.38% at June 30, 2015, as compared to 5.48% at June 30, 2014, reflecting a stable credit outlook.

•
Other expense increased by $8 million, or 1.0%, and by $144 million, or 10.2%, for the three and six months ended June 30, 2015, respectively, driven by incremental costs associated with building a standalone infrastructure and business growth. The increase in costs associated with infrastructure and business growth for the three months ended June 30, 2015 was largely offset by the impact of a $42 million increase in reserves for consumer remediations in the second quarter of 2014.

•
We have invested in our direct banking activities to grow our deposit base. Total deposits increased 8.1% to $37.8 billion at June 30, 2015, compared to December 31, 2014, driven primarily by growth in our direct deposits of 23.9% to $24.4 billion, partially offset by a reduction in our brokered deposits.

•	During the six months ended June 30, 2015 and to date;

◦	We extended our Retail Card program agreements with Amazon and Chevron and announced our new partnership with Stash Hotel Rewards.

◦
We entered into new program agreements in our Payment Solutions sales platform with Guitar Center, Mattress Firm and Newegg and extended our program agreement with MEGA Group USA, a national home furnishings buying group of independent retailers.

◦	In our CareCredit sales platform, we added a new endorsement with VSP, the nation’s largest vision insurance provider, and renewed our endorsement with the American Society of Plastic Surgeons.
Summary Earnings
The following table sets forth our results of operations for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2015	2014	2015	2014
Interest income	$3,177	$2,926	$6,327	$5,859
Interest expense	270	206	545	396
Net interest income	2,907	2,720	5,782	5,463
Retailer share arrangements	(621)	(590)	(1,281)	(1,184)
Net interest income, after retailer share arrangements	2,286	2,130	4,501	4,279
Provision for loan losses	740	681	1,427	1,445
Net interest income, after retailer share arrangements and provision for loan losses	1,546	1,449	3,074	2,834
Other income	120	112	221	227
Other expense	805	797	1,551	1,407
Earnings before provision for income taxes	861	764	1,744	1,654
Provision for income taxes	320	292	651	624
Net earnings	$541	$472	$1,093	$1,030

Other Financial and Statistical Data
The following table sets forth certain other financial and statistical data for the periods indicated.

	At and for the		At and for the
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2015	2014	2015	2014
Financial Position Data (Average):
Loan receivables, including held for sale	$60,094	$55,363	$60,124	$55,593
Total assets	$74,143	$61,215	$74,183	$60,471
Deposits	$36,074	$28,789	$35,691	$27,770
Borrowings	$24,019	$22,686	$24,649	$22,930
Total equity	$11,300	$6,328	$11,023	$6,452
Selected Performance Metrics:
Purchase volume(1)	$28,810	$25,978	$51,949	$47,064
Retail Card	$23,452	$21,032	$41,862	$37,745
Payment Solutions	$3,371	$3,115	$6,319	$5,802
CareCredit	$1,987	$1,831	$3,768	$3,517
Average active accounts (in thousands)(2)	60,923	58,386	61,478	59,080
Net interest margin(3)	15.77%	17.84%	15.75%	18.29%
Net charge-offs	$693	$673	$1,361	$1,331
Net charge-offs as a % of average loan receivables, including held for sale	4.63%	4.88%	4.56%	4.85%
Allowance coverage ratio(4)	5.38%	5.48%	5.38%	5.48%
Return on assets(5)	2.9%	3.1%	3.0%	3.5%
Return on equity(6)	19.2%	29.9%	20.0%	32.4%
Equity to assets(7)	15.24%	10.34%	14.86%	10.67%
Other expense as a % of average loan receivables, including held for sale	5.37%	5.77%	5.20%	5.13%
Efficiency ratio(8)	33.5%	35.5%	32.8%	31.2%
Effective income tax rate	37.2%	38.2%	37.3%	37.7%
Selected Period End Data:
Loan receivables	$61,431	$54,873	$61,431	$54,873
Allowance for loan losses	$3,302	$3,006	$3,302	$3,006
30+ days past due as a % of period-end loan receivables	3.53%	3.82%	3.53%	3.82%
90+ days past due as a % of period-end loan receivables	1.52%	1.65%	1.52%	1.65%
Total active accounts (in thousands)(2)	61,718	59,248	61,718	59,248
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

	2015			2014
Three months ended June 30 ($ in millions)	Average Balance(1)	Interest Income / Expense	Average Yield / Rate(2)	Average Balance(1)	Interest Income/ Expense	Average Yield / Rate(2)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(3)	$10,728	$6	0.22%	$5,489	$3	0.22%
Securities available for sale	3,107	5	0.65%	285	3	4.22%
Loan receivables(4):
Credit cards, including held for sale(5)	57,588	3,106	21.63%	52,957	2,860	21.66%
Consumer installment loans	1,101	26	9.47%	1,004	24	9.59%
Commercial credit products	1,372	34	9.94%	1,387	36	10.41%
Other	33	—	—%	15	—	—%
Total loan receivables	60,094	3,166	21.13%	55,363	2,920	21.16%
Total interest-earning assets	73,929	3,177	17.24%	61,137	2,926	19.20%
Non-interest-earning assets:
Cash and due from banks	583			637
Allowance for loan losses	(3,285)			(3,005)
Other assets	2,916			2,446
Total non-interest-earning assets	214			78
Total assets	$74,143			$61,215
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$35,908	$146	1.63%	$28,568	$109	1.53%
Borrowings of consolidated securitization entities	14,026	53	1.52%	14,727	54	1.47%
Bank term loan	5,401	32	2.38%	—	—	—%
Senior unsecured notes	4,592	39	3.41%	—	—	—%
Related party debt	—	—	—%	7,959	43	2.17%
Total interest-bearing liabilities	59,927	270	1.81%	51,254	206	1.61%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	166			221
Other liabilities	2,750			3,412
Total non-interest-bearing liabilities	2,916			3,633
Total liabilities	62,843			54,887
Equity
Total equity	11,300			6,328
Total liabilities and equity	$74,143			$61,215
Interest rate spread(6)			15.43%			17.59%
Net interest income		$2,907			$2,720
Net interest margin(7)			15.77%			17.84%

	2015			2014
Six months ended June 30 ($ in millions)	Average Balance(1)	Interest Income / Expense	Average Yield / Rate(2)	Average Balance(1)	Interest Income/ Expense	Average Yield / Rate(2)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(3)	$11,006	$12	0.22%	$4,710	$5	0.22%
Securities available for sale	2,887	9	0.63%	268	6	4.54%
Loan receivables(4):
Credit cards, including held for sale(5)	57,670	6,185	21.63%	53,238	5,727	21.81%
Consumer installment loans	1,081	51	9.51%	984	47	9.69%
Commercial credit products	1,345	70	10.50%	1,356	74	11.07%
Other	28	—	—%	15	—	—%
Total loan receivables	60,124	6,306	21.15%	55,593	5,848	21.33%
Total interest-earning assets	74,017	6,327	17.24%	60,571	5,859	19.61%
Non-interest-earning assets:
Cash and due from banks	578			611
Allowance for loan losses	(3,282)			(2,964)
Other assets	2,870			2,253
Total non-interest-earning assets	166			(100)
Total assets	$74,183			$60,471
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$35,538	$283	1.61%	$27,488	$205	1.51%
Borrowings of consolidated securitization entities	14,099	105	1.50%	14,799	101	1.38%
Bank term loan	6,011	79	2.65%	—	—	—%
Senior unsecured notes	4,307	74	3.46%	—	—	—%
Related party debt	232	4	3.48%	8,131	90	2.24%
Total interest-bearing liabilities	60,187	545	1.83%	50,418	396	1.59%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	153			282
Other liabilities	2,820			3,319
Total non-interest-bearing liabilities	2,973			3,601
Total liabilities	63,160			54,019
Equity
Total equity	11,023			6,452
Total liabilities and equity	$74,183			$60,471
Interest rate spread(6)			15.41%			18.02%
Net interest income		$5,782			$5,463
Net interest margin(7)			15.75%			18.29%
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

(3)
Includes average restricted cash and equivalents balances of $692 million and $156 million for the three months ended June 30, 2015 and 2014, respectively, and $775 million and $118 million for the six months ended June 30, 2015 and 2014, respectively.

(4)	Non-accrual loans are included in the average loan receivables balances.

(5)
Interest income on credit cards includes fees on loans of $526 million and $498 million for the three months ended June 30, 2015 and 2014, respectively, and $1,060 million and $1,026 million for the six months ended June 30, 2015 and 2014, respectively.

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
Interest Income
Interest income increased by $251 million, or 8.6%, and by $468 million, or 8.0%, for the three and six months ended June 30, 2015, respectively, driven primarily by growth in average loan receivables.
Average interest-earning assets

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2015	2014	2015	2014
Loan receivables, including held for sale	$60,094	$55,363	$60,124	$55,593
Liquidity portfolio	13,835	5,774	13,893	4,978
Total average interest-earning assets	$73,929	$61,137	$74,017	$60,571
The increases in average loan receivables were driven primarily by higher purchase volume of 10.9% and 10.4% for the three and six months ended June 30, 2015, respectively, as a result of average active account growth and higher purchase volume per account. Average active credit card accounts increased 4.3% to 60.9 million and 4.1% to 61.5 million for the three and six months ended June 30, 2015, respectively.
We have continued to grow our liquidity portfolio since our IPO in the third quarter of 2014, and our liquidity portfolio is comprised primarily of cash and equivalents and obligations of the U.S. Treasury maturing in less than 12 months, which results in a significantly lower yield than our loan receivables.
Yield on average interest-earning assets

	Three months ended June 30	Six months ended June 30

Yield on average interest-earning assets for periods ended June 30, 2014	19.20%	19.61%
Increase in liquidity portfolio invested in cash and short-term U.S. Treasuries	(1.93)%	(2.19)%
Decrease in yield on loan receivables	(0.03)%	(0.18)%
Yield on average interest-earning assets for the periods ended June 30, 2015	17.24%	17.24%

The decreases in yield on interest-earning assets for the three and six months ended June 30, 2015 were driven primarily by the growth in our liquidity portfolio, which earns a lower yield than our loan receivables. The yield on our average loan receivables, including loans held for sale, remained relatively flat for the three months ended June 30, 2015 at 21.13%, and decreased slightly to 21.15% for the six months ended June 30, 2015 reflecting the impact of slightly higher payment rates from our customers and growth in promotional balances.
Interest Expense
Interest expense increased by $64 million, or 31.1%, and by $149 million, or 37.6%, for the three and six months ended June 30, 2015, respectively, driven primarily by an increase in average interest-bearing liabilities of $8,673 million, or 16.9%, and $9,769 million, or 19.4%, respectively, as well as a change in our funding mix resulting in higher interest expense.

Average interest-bearing liabilities

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2015	2014	2015	2014
Interest-bearing deposit accounts	$35,908	$28,568	$35,538	$27,488
Borrowings of consolidated securitization entities	14,026	14,727	14,099	14,799
Third-party debt	9,993	—	10,318	—
Related party debt	—	7,959	232	8,131
Total average interest-bearing liabilities	$59,927	$51,254	$60,187	$50,418
The increases in average interest-bearing liabilities for the three and six months ended June 30, 2015 were driven primarily by growth in our direct deposits and the issuance of third-party debt to replace our related party funding from GECC.
Our cost of funds increased to 1.81% for the three months ended June 30, 2015 from 1.61% for the three months ended June 30, 2014 reflecting the higher cost of our third-party debt. Our cost of funds increased to 1.83% for the six months ended June 30, 2015 from 1.59% for the six months ended June 30, 2014. See “Funding, Liquidity and Capital Resources—Funding Sources” for more information.
Net Interest Income
Net interest income increased by $187 million, or 6.9%, and by $319 million, or 5.8%, for the three and six months ended June 30, 2015, respectively, driven by growth in loan receivables, partially offset by higher interest expense and a decrease in our yield on interest-earning assets due to higher average assets associated with our liquidity portfolio.
Retailer Share Arrangements
Retailer share arrangements increased by $31 million, or 5.3%, and by $97 million, or 8.2%, for the three and six months ended June 30, 2015, respectively, driven primarily by the growth and improved performance of the programs in which we have retailer share arrangements.
Provision for Loan Losses
Provision for loan losses increased by $59 million, or 8.7%, for the three months ended June 30, 2015, primarily due to portfolio growth.
Provision for loan losses decreased by $18 million, or 1.2%, for the six months ended June 30, 2015. This decrease was driven primarily due to improving asset quality trends, partially offset by receivables growth. Our allowance coverage ratio decreased to 5.38% at June 30, 2015, as compared to 5.48% at June 30, 2014, as our credit outlook remains fairly stable despite the recent improvements in our asset quality trends.
Other Income

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2015	2014	2015	2014
Interchange revenue	$123	$92	$223	$168
Debt cancellation fees	61	70	126	140
Loyalty programs	(94)	(63)	(172)	(106)
Other	30	13	44	25
Total other income	$120	$112	$221	$227

Other income increased by $8 million, or 7.1%, for the three months ended June 30, 2015. This increase was primarily due to increased interchange revenue driven by increased purchase volume outside of our retail partners' sales channels, and a pre-tax gain of $20 million associated with the sale of certain loan portfolios. These increases were partially offset by higher loyalty costs arising from the launch of new rewards programs with our partners. Other income decreased by $6 million, or 2.6%, for the six months ended June 30, 2015, as higher loyalty costs exceeded the increase in interchange revenue.
Other Expense

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2015	2014	2015	2014
Employee costs	$250	$207	$489	$400
Professional fees	156	145	318	275
Marketing and business development	108	97	190	180
Information processing	74	53	137	105
Other	217	295	417	447
Total other expense	$805	$797	$1,551	$1,407
Other expense increased by $8 million, or 1.0%, and by $144 million, or 10.2%, for the three and six months ended June 30, 2015, respectively, primarily due to increases in employee costs, professional fees and information processing. These increases were partially offset by a reduction in the "other" component of other expense.
Employee costs increased primarily due to additional compensation expenses for new employees related to the building of our standalone infrastructure and to support business growth. Professional fees increased due to higher professional and other consulting fees related to our planned separation from GE and business growth. Information processing costs increased primarily due to higher information technology investment and higher transaction volume.
The “other” component decreased for the three and six months ended June 30, 2015 primarily due to corporate overhead cost allocations no longer being billed to us by GE. These costs have been replaced by costs within the other expense categories as we have built out our own infrastructure. The "other" component also decreased in the three months ended June 30, 2015 due to a $42 million increase in reserves for a self-identified consumer remediation in the second quarter of 2014.
Provision for Income Taxes

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2015	2014	2015	2014
Effective tax rate	37.2%	38.2%	37.3%	37.7%
Provision for income taxes	$320	$292	$651	$624
The effective tax rates for the three and six months ended June 30, 2015 decreased compared to the same periods in the previous year primarily due to a decrease in certain non-deductible expenses and tax expense incurred in the prior year periods related to an internal corporate reorganization. In each period, the effective tax rate differs from the U.S. federal statutory tax rate of 35.0%, primarily due to state income taxes.
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

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2015	2014	2015	2014
Interest and fees on loans	$3,166	$2,920	$6,306	$5,848
Other income	120	112	221	227
Retailer share arrangements	(621)	(590)	(1,281)	(1,184)
Platform revenue	$2,665	$2,442	$5,246	$4,891
Retail Card
The following table sets forth supplemental information related to our Retail Card platform for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2015	2014	2015	2014
Purchase volume	$23,452	$21,032	$41,862	$37,745
Period-end loan receivables	$42,315	$37,238	$42,315	$37,238
Average loan receivables, including held for sale	$41,303	$38,047	$41,302	$38,273
Average active accounts (in thousands)	48,981	47,248	49,513	47,918

Platform revenue:
Interest and fees on loans	$2,335	$2,158	$4,672	$4,336
Other income	107	92	193	188
Retailer share arrangements	(606)	(577)	(1,257)	(1,161)
Platform revenue	$1,836	$1,673	$3,608	$3,363
Retail Card platform revenue increased by $163 million, or 9.7%, and by $245 million, or 7.3%, for the three and six months ended June 30, 2015, respectively. The increase in each case was primarily the result of an increase in interest and fees on loans driven by an increase in average loan receivables, partially offset by increases in retailer share arrangement payments. The increases in these payments were as a result of the factors discussed under the heading “Retailer Share Arrangements” above.

Payment Solutions
The following table sets forth supplemental information relating to our Payment Solutions platform for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2015	2014	2015	2014
Purchase volume	$3,371	$3,115	$6,319	$5,802
Period-end loan receivables	$12,194	$11,014	$12,194	$11,014
Average loan receivables	$11,971	$10,785	$11,990	$10,799
Average active accounts (in thousands)	7,231	6,692	7,251	6,718

Platform revenue:
Interest and fees on loans	$412	$379	$815	$751
Other income	4	8	9	16
Retailer share arrangements	(14)	(12)	(22)	(21)
Platform revenue	$402	$375	$802	$746
Payment Solutions platform revenue increased by $27 million, or 7.2%, and by $56 million, or 7.5%, for the three and six months ended June 30, 2015, respectively. The increase in each case was primarily the result of higher interest and fees on loans driven primarily by an increase in average loan receivables.
CareCredit
The following table sets forth supplemental information relating to our CareCredit platform for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2015	2014	2015	2014
Purchase volume	$1,987	$1,831	$3,768	$3,517
Period-end loan receivables	$6,922	$6,621	$6,922	$6,621
Average loan receivables	$6,820	$6,531	$6,832	$6,521
Average active accounts (in thousands)	4,711	4,446	4,714	4,444

Platform revenue:
Interest and fees on loans	$419	$383	$819	$761
Other income	9	12	19	23
Retailer share arrangements	(1)	(1)	(2)	(2)
Platform revenue	$427	$394	$836	$782
CareCredit platform revenue increased by $33 million, or 8.4%, and by $54 million, or 6.9%, for the three and six months ended June 30, 2015, respectively. The increase in each case was primarily the result of an increase in interest and fees on loans driven primarily by an increase in average loan receivables.

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
For periods prior to the IPO, we were an indirect wholly-owned subsidiary of GE and GECC, and in addition to the services discussed above, we also received a corporate overhead allocation and assessment from GE and GECC for corporate activities that either directly or indirectly benefited our business. We no longer receive such corporate overhead cost allocations and assessments.
Funding provided by GECC
GECC no longer provides funding to our business. In connection with the IPO, in August 2014, all of the historical related party debt outstanding was repaid, and GECC provided transitional funding pursuant to the $1.5 billion GECC Term Loan Facility ("GECC Term Loan"). In March 2015, we prepaid all of the remaining outstanding indebtedness provided by the GECC Term Loan. Prior to the IPO, GECC was a key source of funding for our business pursuant to various intercompany funding arrangements.
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
Investment Securities
____________________________________________________________________________________________
The following discussion provides supplemental information regarding our investment securities portfolio. All of our investment securities were classified as available-for-sale at June 30, 2015 and December 31, 2014, and were primarily obligations of the U.S. Treasury or investments held to comply with the Community Reinvestment Act. Investment securities classified as available-for-sale are reported in our Condensed Consolidated Statements of Financial Position at fair value.
The following table sets forth the amortized cost and fair value of our investment securities at the dates indicated:

	At June 30, 2015		At December 31, 2014
($ in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debt:
U.S. government and federal agency	$3,273	$3,274	$1,252	$1,252
State and municipal	55	54	57	57
Residential mortgage-backed	344	339	271	271
U.S. corporate debt	—	—	3	3
Equity	15	15	15	15
Total	$3,687	$3,682	$1,598	$1,598

Unrealized gains and losses, net of the related tax effect, on available-for-sale securities that are not other-than-temporarily impaired are excluded from earnings and are reported as a separate component of comprehensive income (loss) until realized. At June 30, 2015, our investment securities had gross unrealized gains of $4 million and gross unrealized losses of $9 million. At December 31, 2014, our investment securities had gross unrealized gains of $4 million and gross unrealized losses of $4 million.
Our investment securities portfolio had the following maturity distribution at June 30, 2015. Equity securities have been excluded from the table because they do not have a maturity.

($ in millions)	Due in 1 Year or Less	Due After 1 through 5 Years	Due After 5 through 10 Years	Due After 10 years	Total
Debt:
U.S. government and federal agency	$1,875	$1,399	$—	$—	$3,274
State and municipal	—	—	1	53	54
Residential mortgage-backed	—	—	—	339	339
Total(1)	$1,875	$1,399	$1	$392	$3,667
Weighted average yield(2)	0.1%	0.5%	3.9%	3.5%	0.6%
______________________

(1)	Amounts stated represent estimated fair value.

(2)	Weighted average yield is calculated based on the amortized cost of each security. In calculating yield, no adjustment has been made with respect to any tax exempt obligations.
At June 30, 2015, we did not hold investments in any single issuer, other than investments in U.S. government and federal agencies, with an aggregate book value that exceeded 10% of equity.
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

($ in millions)	At June 30, 2015	(%)	At December 31, 2014	(%)
Loans
Credit cards	$58,827	95.8%	$58,880	96.1%
Consumer installment loans	1,138	1.9	1,063	1.7
Commercial credit products	1,410	2.3	1,320	2.2
Other	56	—	23	—
Total loans	$61,431	100.0%	$61,286	100.0%
Loan receivables increased by $145 million, or 0.2%, at June 30, 2015 compared to December 31, 2014 primarily driven by higher purchase volume, average active account growth, and the acquisition of the BP portfolio. These increases were largely offset by the impact from the seasonality of our business.
Loan receivables increased by $6,558 million, or 12.0%, at June 30, 2015 compared to June 30, 2014, primarily driven by higher purchase volume and average active account growth, and also included the acquisition of the BP portfolio.

Our loan receivables portfolio had the following maturity distribution at June 30, 2015.

($ in millions)	Within 1 Year(1)	1-5 Years	After 5 Years	Total
Loans
Credit cards	$58,827	$—	$—	$58,827
Consumer installment loans	20	607	511	1,138
Commercial credit products	1,410	—	—	1,410
Other	39	13	4	56
Total loans	$60,296	$620	$515	$61,431
Loans due after one year at fixed interest rates	N/A	$620	$545	$1,165
Loans due after one year at variable interest rates	N/A	—	—	—
Total loans due after one year	N/A	$620	$545	$1,165
______________________

(1)
Credit card loans have minimum payment requirements but no stated maturity and therefore are included in the due within one year category. However, many of our credit card holders will revolve their balances, which may extend their repayment period beyond one year for balances at June 30, 2015.

Our loan receivables portfolio had the following geographic concentration at June 30, 2015.

($ in millions)	Loan Receivables Outstanding(1)	% of Total Loan Receivables Outstanding
State
Texas	$6,000	9.8%
California	$5,866	9.5%
Florida	$4,740	7.7%
New York	$3,471	5.7%
Pennsylvania	$2,731	4.4%
______________________

(1)	Based on June 2015 customer statement-end balances extrapolated to June 30, 2015. Individual customer balances at June 30, 2015 are not available without undue burden and expense.
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

($ in millions)	At June 30, 2015	At December 31, 2014
Non-accrual loan receivables	$2	$2
Loans contractually 90 days past-due and still accruing interest	931	1,160
Earning TDRs(1)	675	670
Non-accrual, past-due and restructured loan receivables	$1,608	$1,832
______________________

(1)
At June 30, 2015 and December 31, 2014, balances exclude $44 million and $54 million, respectively, of TDRs which are included in loans contractually 90 days past-due and still accruing interest on the balance. See Note 4. Loan Receivables and Allowance for Loan Losses to our condensed consolidated and combined financial statements for additional information on the financial effects of TDRs for the three and six months ended June 30, 2015 and 2014.

Delinquencies
Loan delinquencies as a percentage of period-end loan receivables decreased with the over-30 day delinquency rate decreasing to 3.53% at June 30, 2015, as compared to 3.82% at June 30, 2014 and 4.14% at December 31, 2014. The 29 basis point decrease compared to the same period in prior year was primarily driven by improvement in the U.S. economy. The decrease as compared to December 31, 2014 was primarily driven by the seasonality of our business, as well as improvement in the U.S. economy.
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
The table below sets forth the ratio of net charge-offs to average loan receivables, including held for sale, for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Ratio of net charge-offs to average loan receivables, including held for sale	4.63%	4.88%	4.56%	4.85%

Allowance for Loan Losses
The allowance for loan losses totaled $3,302 million at June 30, 2015 compared with $3,236 million at December 31, 2014, representing our best estimate of probable losses inherent in the portfolio. Our allowance for loan losses as a percentage of total loan receivables increased to 5.38% at June 30, 2015, from 5.28% at December 31, 2014 primarily due to the seasonality of our business.
The following tables provide changes in our allowance for loan losses for the periods presented:

($ in millions)	Balance at April 1, 2015	Provision charged to operations	Gross charge-offs	Recoveries	Balance at June 30, 2015

Credit cards	$3,184	$723	$(814)	$136	$3,229
Consumer installment loans	24	2	(7)	4	23
Commercial credit products	47	14	(13)	1	49
Other	—	1	—	—	$1
Total	$3,255	$740	$(834)	$141	$3,302

($ in millions)	Balance at April 1, 2014	Provision charged to operations		Gross charge-offs	Recoveries	Balance at June 30, 2014

Credit cards	$2,935	$662	(a)	$(792)	$134	$2,939
Consumer installment loans	17	7		(7)	3	20
Commercial credit products	46	12		(13)	2	47
Total	$2,998	$681		$(812)	$139	$3,006

	Balance at January 1, 2015	Provision Charged to Operations	Gross Charge- Offs	Recoveries	Balance at June 30, 2015
($ in millions)
Credit cards	$3,169	$1,392	$(1,648)	$316	$3,229
Consumer installment loans	22	9	(16)	8	23
Commercial credit products	45	25	(24)	3	49
Other	—	1	—	—	1
Total	$3,236	$1,427	$(1,688)	$327	$3,302

	Balance at January 1, 2014	Provision Charged to Operations		Gross Charge- Offs	Recoveries	Balance at June 30, 2014
($ in millions)
Credit cards	$2,827	$1,414	(a)	$(1,573)	$271	$2,939
Consumer installment loans	19	9		(14)	6	20
Commercial credit products	46	22		(25)	4	47
Total	$2,892	$1,445		$(1,612)	$281	$3,006
______________________

(a)	Includes a $57 million reduction in provision for loan losses associated with the classification of certain loan receivables as held for sale.

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
Funding Sources
Our primary funding sources include cash from operations, deposits (direct and brokered deposits), third-party debt and securitized financings.
The following table summarizes information concerning our funding sources during the periods indicated:

	2015			2014
Three months ended June 30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$35,908	59.9%	1.6%	$28,568	55.7%	1.5%
Securitized financings	14,026	23.4	1.5	14,727	28.7	1.5
Bank term loan	5,401	9.0	2.4	—	—	—
Senior unsecured notes	4,592	7.7	3.4	—	—	—
Related party debt	—	—	—	7,959	15.6	2.2
Total	$59,927	100.0%	1.8%	$51,254	100.0%	1.6%
______________________

(1)
Excludes $166 million and $221 million average balance of non-interest-bearing deposits for the three months ended June 30, 2015 and June 30, 2014, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the three months ended June 30, 2015 and 2014.

	2015			2014
Six months ended June 30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$35,538	59.0%	1.6%	$27,488	54.5%	1.5%
Securitized financings	14,099	23.4	1.5	14,799	29.4	1.4
Bank term loan	6,011	10.0	2.7	—	—	—
Senior unsecured notes	4,307	7.2	3.5	—	—	—
Related party debt	232	0.4	3.5	8,131	16.1	2.2
Total	$60,187	100.0%	1.8%	$50,418	100.0%	1.6%
______________________

(1)
Excludes $153 million and $282 million average balance of non-interest-bearing deposits for the six months ended June 30, 2015 and June 30, 2014, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the six months ended June 30, 2015 and 2014.

Deposits
We obtain deposits directly from retail and commercial customers (“direct deposits”) or through third-party brokerage firms that offer our deposits to their customers (“brokered deposits”). At June 30, 2015, we had $24.4 billion in direct deposits (which includes deposits from banks and financial institutions) and $13.4 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger that channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to significantly expand our direct deposits base as a source of stable and diversified low cost funding.

Our direct deposits include a range of FDIC-insured deposit products, including certificates of deposit, IRAs, money market accounts and savings accounts, which we offer under our Optimizer+plus brand.
Brokered deposits are primarily from retail customers of large brokerage firms. We have relationships with eight brokers that offer our deposits through their networks. Our brokered deposits consist primarily of certificates of deposit that bear interest at a fixed rate and at June 30, 2015, had a weighted average remaining life of 3.4 years. These deposits generally are not subject to early withdrawal.
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
Over the next several years, we are seeking to continue to increase our direct deposits through further investing in our direct deposit programs and capabilities. The growth of direct deposits will be supported by a significant investment in marketing and brand awareness.
The following table summarizes certain information regarding our interest-bearing deposits by type (all of which constitute U.S. deposits) for the periods indicated:

Three months ended June 30 ($ in millions)	2015			2014
	Average Balance(1)	% of Total	Average Rate	Average Balance(1)	% of Total	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$14,966	41.7%	1.4%	$10,335	36.2%	1.2%
Savings accounts (including money market accounts)	7,438	20.7	1.0	3,796	13.3	0.9
Brokered deposits	13,504	37.6	2.3	14,437	50.5	1.9
Total interest-bearing deposits	$35,908	100.0%	1.6%	$28,568	100.0%	1.5%

Six months ended June 30 ($ in millions)	2015			2014
	Average Balance(1)	% of Total	Average Rate	Average Balance(1)	% of Total	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$14,414	40.6%	1.4%	$9,567	34.8%	1.2%
Savings accounts (including money market accounts)	6,981	19.6	1.0	3,333	12.1	0.9
Brokered deposits	14,143	39.8	2.2	14,588	53.1	1.9
Total interest-bearing deposits	$35,538	100.0%	1.6%	$27,488	100.0%	1.5%
______________________

(1)	Average balances are based on monthly balances. Calculation of daily averages at this time involves undue burden and expense. We believe our average balance data is representative of our operations.
Our deposit liabilities provide funding with maturities ranging from one day to ten years. At June 30, 2015, the weighted average maturity of our interest-bearing time deposits was 2.3 years. See Note 7. Deposits to our condensed consolidated and combined financial statements for more information on their maturities.

The following table summarizes deposits by contractual maturity at June 30, 2015.

($ in millions)	3 Months or Less	Over 3 Months but within 6 Months	Over 6 Months but within 12 Months	Over 12 Months	Total
U.S. deposits (less than $100,000)(1)	$4,532	$1,534	$2,326	$11,768	$20,160
U.S. deposits ($100,000 or more)
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	1,474	1,604	3,908	3,819	10,805
Savings accounts (including money market accounts)	6,580	—	—	—	6,580
Brokered deposits:
Sweep accounts	227	—	—	—	227
Total	$12,813	$3,138	$6,234	$15,587	$37,772
______________________

(1)	Includes brokered certificates of deposit for which underlying individual deposit balances are assumed to be less than $100,000.
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
The following table summarizes expected contractual maturities of the investors’ interests in securitized financings at June 30, 2015.

($ in millions)	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years	Total
Scheduled maturities of long-term borrowings—owed to securitization investors:
MNT(1)	$1,243	$8,335	$1,913	$—	$11,491
SFT	375	1,875	—	—	2,250
SRT	51	156	—	—	207
Total long-term borrowings—owed to securitization investors	$1,669	$10,366	$1,913	$—	$13,948
______________________

(1)	Excludes subordinated classes of MNT notes that we own.
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
The following table summarizes for each of our trusts the three-month rolling average excess spread at June 30, 2015.

	Note Principal Balance ($ in millions)	# of Series Outstanding	Three-Month Rolling Average Excess Spread(1)
MNT(2)	$12,854	20	13.8% to 17.3%
SFT	$2,250	9	13.4%
SRT	$207	1	38.5%
______________________

(1)
Represents the excess spread (generally calculated as interest income collected from the applicable pool of loan receivables less applicable net charge-offs, interest expense and servicing costs, divided by the aggregate principal amount of loan receivables in the applicable pool) for each trust (or, in the case of MNT, represents a range of the excess spreads relating to the particular series outstanding as of June 30, 2015 issued within the trust, omitting any series that have not been outstanding for at least three monthly periods), in each case calculated in accordance with the applicable trust or series documentation, for the three securitization monthly periods ending prior to June 30, 2015.

(2)	Includes subordinated classes of MNT notes that we own.
Third-Party Debt
Bank Term Loan
During the six months ended June 30, 2015, we prepaid $3.1 billion in the aggregate of the Bank Term Loan, which included the use of a portion of the net proceeds from the issuance of senior unsecured notes in February 2015. At June 30, 2015, the total indebtedness outstanding under the Bank Term Loan following prepayments was $5.2 billion and the weighted average interest rate was 2.09%.
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
At June 30, 2015, the aggregate principal amount of outstanding senior unsecured notes was $4.6 billion and the weighted average interest rate was 3.21%.
On July 23, 2015, we issued a total of $1.0 billion principal amount of 4.500% senior unsecured notes due 2025.
Related Party Debt
During the first quarter of 2015, we prepaid $655 million of the GECC Term Loan, which represented all of the remaining outstanding indebtedness under that agreement, and GECC no longer provides funding to our business.

During the six months ended June 30, 2014, GECC was a key source of our debt funding pursuant to various intercompany funding arrangements.
The aggregate interest and fees incurred with respect to funding provided by GECC to us was $4 million for the six months ended June 30, 2015 and $43 million and $90 million for the three and six months ended June 30, 2014, respectively.
Short-Term Borrowings
Except as described above, there were no material short-term borrowings for the periods presented.
Undrawn securitized financings
At June 30, 2015, we had an aggregate of $6.1 billion of undrawn committed capacity on our securitized financings, subject to customary borrowing conditions, from private lenders under two of our existing securitization programs.
Other
At June 30, 2015, we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
Off-Balance Sheet Items—Guarantees
We do not have any significant off-balance sheet items, including guarantees of third-party obligations. Guarantees are contracts or indemnification agreements that contingently require us to make a guaranteed payment or perform an obligation to a third-party based on certain trigger events. At June 30, 2015, we had not recorded any contingent liabilities in our Condensed Consolidated Statement of Financial Position related to any guarantees.
Covenants
The Bank Term Loan includes: (a) affirmative covenants which, among other things, require the Bank to remain a wholly-owned subsidiary of ours and (b) negative covenants which, among other things, restrict our and certain of our subsidiaries’ ability (subject to various exceptions) to incur liens, incur indebtedness, engage in transactions with affiliates, amend or prepay the other term loan facility (except under the limited circumstances and in the manner specified in the term loan facilities), amend the Master Agreement and enter into certain restrictive agreements. The negative covenants also restrict our ability (subject to certain exceptions) to undergo various fundamental changes (including mergers, liquidations, sale-leaseback transactions and transfers of all or substantially all of our assets).
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
The indenture pursuant to which our senior unsecured notes have been issued includes various covenants, including covenants that restrict (subject to certain exceptions) the Company’s ability to dispose of, or incur liens on, any of the voting stock of the Bank or otherwise permit the Bank to be merged, consolidated, leased or sold in a manner that results in the Bank being less than 80% controlled by us.
If we do not satisfy any of the covenants discussed above, the maturity of amounts outstanding thereunder may be accelerated and become payable. We were in compliance with all of these covenants at June 30, 2015.

Our real estate leases also include various covenants, but typically do not include financial covenants. If we do not satisfy the covenants in the real estate leases, the leases may be terminated and we may be liable for damage claims. At June 30, 2015, we were not in default under any of our credit facilities and had not received any notices of default under any of our real estate leases.
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

We maintain a liquidity portfolio, which consists of cash and equivalents primarily in the form of deposits with the Federal Reserve Bank and short-term obligations of the U.S. Treasury. At June 30, 2015 we had $13.7 billion of liquid assets, compared to $12.9 billion of liquid assets at December 31, 2014. The increase in liquid assets was primarily due to the seasonal paydown of cardholder debt, partially offset by prepayments of long-term debt.
As a general matter, investments included in our liquidity portfolio are expected to be highly liquid, giving us the ability to readily convert them to cash. The level and composition of our liquidity portfolio may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.
As additional sources of liquidity, at June 30, 2015, we had an aggregate of $6.1 billion of undrawn committed capacity, subject to customary borrowing conditions, from private lenders under two of our existing securitization programs, and we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
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
Capital
____________________________________________________________________________________________
Our primary sources of capital have been earnings generated by our businesses and existing equity capital. The proceeds from the IPO in 2014 increased our equity capital significantly. We seek to manage capital to a level and composition sufficient to support the risks of our businesses, meet regulatory requirements, adhere to rating agency targets and support future business growth. The level, composition and utilization of capital are influenced by changes in the economic environment, strategic initiatives and legislative and regulatory developments. Within these constraints, we are focused on deploying capital in a manner that will provide attractive returns to our stockholders.
In connection with our separation from GE, we filed the related application to the Federal Reserve Board on April 30, 2015. We expect to continue to increase our capital levels by, among other things, retaining net earnings and by not paying a dividend or returning capital through stock repurchases until our application to the Federal Reserve Board is approved. For a further discussion of our separation from GE, see “Item 1 Business—GE Ownership and Our Separation from GE” in our 2014 Form 10-K. As part of our capital plan, thereafter, our board of directors intends to consider our policy for paying dividends and may consider stock repurchases. We are targeting common equity Tier 1 ratios well in excess of regulatory “well-capitalized” levels.
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
The following table sets forth at June 30, 2015 and December 31, 2014 the composition of our capital ratios for the Company calculated under the Basel III and Basel I regulatory capital standards, respectively.

	Basel III Transition		Basel I
	At June 30, 2015		At December 31, 2014		Minimum to be Well- Capitalized under Prompt Corrective Action Provisions
($ in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital	$11,484	18.5%	$10,106	16.2%	$6,199	10.0%
Tier 1 risk-based capital	$10,678	17.2%	$9,297	14.9%	$4,959	8.0%
Tier 1 leverage	$10,678	14.6%	$9,297	12.5%	$3,665	5.0%
Common equity Tier 1 capital	$10,678	17.2%	N/A	N/A	$4,029	6.5%
Tier 1 common equity	N/A	N/A	$9,297	14.9%	N/A	N/A

	Basel III Fully Phased-in (estimated)
	At June 30, 2015		At December 31, 2014
($ in millions)	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital	$10,347	16.4%	$9,277	14.5%
We anticipate that the Company will be subject to the new U.S. Basel III regulatory capital standards. The increase in our estimated Common equity Tier 1 capital ratio, as calculated under Basel III on a fully phased-in basis, was primarily due to the retention of the Company’s net earnings for the six months ended June 30, 2015, as well as a decrease in risk-weighted assets as a result of the seasonality of our business.
Non-GAAP Measures
As a new savings and loan holding company, the Company historically has not been required by regulators to disclose capital ratios, and therefore these capital ratios are non-GAAP measures. We believe these capital ratios are useful measures to investors because they are widely used by analysts and regulators to assess the capital position of financial services companies, although our Basel I Tier 1 common ratio is not a Basel I defined regulatory capital ratio, and our Basel I common ratio and Basel III common equity Tier 1 capital ratio may not be comparable to similarly titled measures reported by other companies. Our Basel I Tier 1 common ratio is the ratio of Tier 1 common equity to total risk-weighted assets, each as calculated in accordance with the U.S. Basel I capital rules. Our Basel III common equity Tier 1 capital ratio is the ratio of common equity Tier 1 capital to total risk-weighted assets, each as calculated in accordance with the U.S. Basel III capital rules. Our Basel III capital ratios (on a fully phased-in basis) are a preliminary estimate reflecting management’s interpretation of the final Basel III capital rules adopted in July 2013 by the Federal Reserve Board, which have not been fully implemented, and our estimate and interpretations are subject to, among other things, ongoing regulatory review and implementation guidance. The following tables set forth a reconciliation of each component of our capital ratios set forth above to the comparable GAAP component at June 30, 2015 and December 31, 2014.

($ in millions)	At June 30, 2015	At December 31, 2014
Equity to Tier 1 capital, Tier 1 common equity and Risk-based capital
Total equity	$11,578	$10,478
Unrealized (gains) / losses on investment securities	—	—
Disallowed goodwill and other disallowed intangible assets	(1,524)	(1,181)

Basel I - Tier 1 capital and Tier 1 common equity		$9,297

Adjustments for certain other intangible assets and deferred tax liabilities		(20)

Adjustments for certain deferred tax liabilities and certain items in accumulated comprehensive income (loss)	293

Basel III - Common equity Tier 1 (fully phased-in)	$10,347	$9,277

Adjustments related to capital components during transition	331

Tier 1 capital and Common Tier 1 equity(1)	$10,678	9,297

Allowance for loan losses includible in risk-based capital	806	809

Risk-based capital	$11,484	$10,106

Total assets to leveraged assets
Total assets(2)	$74,143	$75,707
Disallowed goodwill and other disallowed intangible assets, net of related deferred tax liabilities	(903)	(1,181)
Other	60	79

Total assets for leverage capital purposes(1)	$73,300	$74,605

Risk-weighted assets - Basel I	N/A	$62,270

Risk-weighted assets - Basel III (fully phased-in)(3)	$62,970	$64,162

Risk-weighted assets - Basel III (transition)(3)	$61,985	N/A

______________________

(1)	Beginning June 30, 2015, regulatory capital amounts are calculated under Basel III rules, subject to transition provisions. The Company reported under Basel I rules for periods prior to June 30, 2015.

(2)	Represents total average assets at June 30, 2015 and total assets at December 31, 2014.

(3)
Key differences between Basel III transition rules and fully phased-in Basel III rules relate to the calculation of risk-weighted assets including, but not limited to, risk weighting of deferred tax assets and adjustments for certain intangible assets.

Regulatory Capital Requirements - Synchrony Bank
At June 30, 2015 and December 31, 2014, the Bank met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. Effective January 1, 2015, the Bank became subject to the U.S. Basel III regulatory capital standards, subject to transition provisions. The following table sets forth the composition of the Bank’s capital ratios calculated under the new Basel III rules at June 30, 2015 and calculated under Basel I rules at December 31, 2014.

	Bank		Minimum to be Well- Capitalized under Prompt Corrective Action Provisions - Basel III
At June 30, 2015 ($ in millions)	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital	$7,143	16.4%	$2,839	6.5%
Total risk-based capital	$7,712	17.7%	$4,367	10.0%
Tier 1 risk-based capital	$7,143	16.4%	$3,494	8.0%
Tier 1 leverage	$7,143	14.0%	$2,556	5.0%

	Bank		Minimum to be Well- Capitalized under Prompt Corrective Action Provisions - Basel I
At December 31, 2014 ($ in millions)	Amount	Ratio	Amount	Ratio
Total risk-based capital	$7,100	17.1%	$4,152	10.0%
Tier 1 risk-based capital	$6,559	15.8%	$2,491	6.0%
Tier 1 leverage	$6,559	13.4%	$2,449	5.0%
Under the Bank’s Operating Agreement with the OCC, which it entered into on January 11, 2013 in connection with its acquisition of the deposit business of MetLife, and regulatory capital requirements adopted by the OCC, the Bank must maintain minimum levels of capital, which have historically been higher than the minimum levels required under the applicable Basel capital standards. The minimum levels of capital required under the Operating Agreement (calculated in accordance with U.S. Basel I capital rules) are as follows (i) Total risk-based capital of 11.0%; (ii) Tier 1 risk-based capital of 7.0%; and (iii) Tier 1 leverage of 6.0%. The Bank's regulatory capital was in excess of these thresholds at June 30, 2015 and December 31, 2014.
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

New Accounting Standards
____________________________________________________________________________________________
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB approved a one-year deferral of this standard, with a revised effective date for fiscal years beginning after December 15, 2017. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest. The ASU changes the financial statement presentation of debt issuance costs from being presented as an asset to a direct reduction to the carrying amount of the long-term debt. The amortization of debt issuance costs will continue to be included in interest expense. This standard is effective for annual reporting periods beginning after December 15, 2015. We are currently evaluating the effect of the ASU on our consolidated and combined financial statements.
Regulation and Supervision
____________________________________________________________________________________________
Our business, including our relationships with our customers, is subject to regulation, supervision and examination under U.S. federal, state and foreign laws and regulations. These laws and regulations cover all aspects of our business, including lending practices, treatment of our customers, safeguarding deposits, customer privacy and information security, capital structure, liquidity, dividends and other capital distributions, transactions with affiliates, and conduct and qualifications of personnel.
As a savings and loan holding company, Synchrony is subject to regulation, supervision and examination by the Federal Reserve Board. As a large provider of consumer financial services, we are also subject to regulation, supervision and examination by the CFPB. Until the GE SLHC Deregistration, we will be controlled by GECC, which is also a savings and loan holding company and is subject to regulation, supervision and examination by the Federal Reserve Board. In addition, the Financial Stability Oversight Council has designated GECC as a nonbank systemically important financial institution under the Dodd-Frank Act.
The Bank is a federally chartered savings association. As such, the Bank is subject to regulation, supervision and examination by the OCC, which is its primary regulator, and by the CFPB. In addition, the Bank, as an insured depository institution, is supervised by the FDIC.
See “Regulation” in our 2014 Form 10-K for additional information. See also “—Capital” above, for discussion of the impact of regulations and supervision on our capital and liquidity, including our ability to pay dividends and repurchase stock.

ITEM 1. FINANCIAL STATEMENTS
Synchrony Financial and subsidiaries
Condensed Consolidated and Combined Statements of Earnings
(Unaudited)
____________________________________________________________________________________________

	Three months ended June 30,		Six months ended June 30,
($ in millions, except per share data)	2015	2014	2015	2014
Interest income:
Interest and fees on loans (Note 4)	$3,166	$2,920	$6,306	$5,848
Interest on investment securities	11	6	21	11
Total interest income	3,177	2,926	6,327	5,859
Interest expense:
Interest on deposits	146	109	283	205
Interest on borrowings of consolidated securitization entities	53	54	105	101
Interest on third-party debt	71	—	153	—
Interest on related party debt (Note 13)	—	43	4	90
Total interest expense	270	206	545	396
Net interest income	2,907	2,720	5,782	5,463
Retailer share arrangements	(621)	(590)	(1,281)	(1,184)
Net interest income, after retailer share arrangements	2,286	2,130	4,501	4,279
Provision for loan losses (Note 4)	740	681	1,427	1,445
Net interest income, after retailer share arrangements and provision for loan losses	1,546	1,449	3,074	2,834
Other income:
Interchange revenue	123	92	223	168
Debt cancellation fees	61	70	126	140
Loyalty programs	(94)	(63)	(172)	(106)
Other	30	13	44	25
Total other income	120	112	221	227
Other expense:
Employee costs	250	207	489	400
Professional fees	156	145	318	275
Marketing and business development	108	97	190	180
Information processing	74	53	137	105
Other	217	295	417	447
Total other expense	805	797	1,551	1,407
Earnings before provision for income taxes	861	764	1,744	1,654
Provision for income taxes (Note 12)	320	292	651	624
Net earnings	$541	$472	$1,093	$1,030

Earnings per share
Basic	$0.65	$0.67	$1.31	$1.46
Diluted	$0.65	$0.67	$1.31	$1.46

See accompanying notes.

Synchrony Financial and subsidiaries
Condensed Consolidated and Combined Statements of Comprehensive Income
(Unaudited)____________________________________________________________________________________________

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2015	2014	2015	2014

Net earnings	$541	$472	$1,093	$1,030

Other comprehensive income (loss)
Investment securities	(4)	3	(3)	5
Currency translation adjustments	1	—	(5)	1
Other	—	—	1	—
Other comprehensive income (loss)	(3)	3	(7)	6

Comprehensive income	$538	$475	$1,086	$1,036
Amounts presented net of taxes.

See accompanying notes.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Financial Position ____________________________________________________________________________________________

($ in millions)	At June 30, 2015	At December 31, 2014
	(Unaudited)
Assets
Cash and equivalents	$10,621	$11,828
Investment securities (Note 3)	3,682	1,598
Loan receivables: (Notes 4 and 5)
Unsecuritized loans held for investment	36,019	34,335
Restricted loans of consolidated securitization entities	25,412	26,951
Total loan receivables	61,431	61,286
Less: Allowance for loan losses	(3,302)	(3,236)
Loan receivables, net	58,129	58,050
Loan receivables held for sale (Note 4)	—	332
Goodwill	949	949
Intangible assets, net (Note 6)	575	519
Other assets(a)	1,794	2,431
Total assets	$75,750	$75,707

Liabilities and Equity
Deposits: (Note 7)
Interest-bearing deposit accounts	$37,629	$34,847
Non-interest-bearing deposit accounts	143	108
Total deposits	37,772	34,955
Borrowings: (Notes 5 and 8)
Borrowings of consolidated securitization entities	13,948	14,967
Bank term loan	5,151	8,245
Senior unsecured notes	4,593	3,593
Related party debt (Note 13)	—	655
Total borrowings	23,692	27,460
Accrued expenses and other liabilities	2,708	2,814
Total liabilities	$64,172	$65,229

Equity:
Common Stock, par share value $0.001 per share; 4,000,000,000 shares authorized, 833,764,963 and 833,764,589 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	$1	$1
Additional paid-in capital	9,422	9,408
Retained earnings	2,172	1,079
Accumulated other comprehensive income (loss):
Investment securities	(3)	—
Currency translation adjustments	(13)	(8)
Other	(1)	(2)
Total equity	11,578	10,478
Total liabilities and equity	$75,750	$75,707
_______________________
(a) Other assets include restricted cash and equivalents of $301 million and $1,104 million at June 30, 2015 and December 31, 2014, respectively.
See accompanying notes.

Synchrony Financial and subsidiaries
Condensed Consolidated and Combined Statements of Changes in Equity
(Unaudited)
____________________________________________________________________________________________

	Common Stock
($ in millions, shares in thousands)	Shares	Amount	Additional Paid-in Capital	Parent's Net Investment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity

Balance at January 1, 2014	—	$—	$—	$5,973	$—	$(13)	$5,960
Comprehensive income:
Net earnings	—	—	—	1,030	—	—	1,030
Other comprehensive income	—	—	—	—	—	6	6
Changes in Parent's net investment	—	—	—	(603)	—	—	(603)
Conversion of parent's net investment into common stock	705,271	1	6,399	(6,400)	—	—	—
Balance at June 30, 2014	705,271	$1	$6,399	$—	$—	$(7)	$6,393

Balance at January 1, 2015	833,765	$1	$9,408	$—	$1,079	$(10)	$10,478
Comprehensive income:
Net earnings	—	—	—	—	1,093	—	1,093
Other comprehensive income	—	—	—	—	—	(7)	(7)
Stock-based compensation	—	—	16	—	—	—	16
Other	—	—	(2)	—	—	—	(2)
Balance at June 30, 2015	833,765	$1	$9,422	$—	$2,172	$(17)	$11,578

See accompanying notes.

Synchrony Financial and subsidiaries
Condensed Consolidated and Combined Statements of Cash Flows
(Unaudited)____________________________________________________________________________________________

	Six months ended June 30,
($ in millions)	2015	2014
Cash flows - operating activities
Net earnings	$1,093	$1,030
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for loan losses	1,427	1,445
Deferred income taxes	25	(58)
Depreciation and amortization	81	63
(Increase) decrease in interest and fees receivable	195	180
(Increase) decrease in other assets	(99)	101
Increase (decrease) in accrued expenses and other liabilities	66	214
All other operating activities	190	24
Cash from (used for) operating activities	2,978	2,999

Cash flows - investing activities
Maturity and redemption of investment securities	1,034	10
Purchases of investment securities	(3,123)	(63)
Acquisition of loan receivables	(931)	—
Net (increase) decrease in restricted cash and equivalents	803	(111)
Proceeds from sale of loan receivables	392	—
Net (increase) decrease in loan receivables	(966)	(587)
All other investing activities	(200)	(264)
Cash from (used for) investing activities	(2,991)	(1,015)

Cash flows - financing activities
Borrowings of consolidated securitization entities
Proceeds from issuance of securitized debt	2,175	3,400
Maturities and repayment of securitized debt	(3,193)	(3,647)
Third-party debt
Proceeds from issuance of third-party debt	998	—
Maturities and repayment of third-party debt	(3,094)	—
Related party debt
Maturities and repayment of related party debt	(655)	(1,195)
Net increase (decrease) in deposits	2,597	4,595
Net transfers (to) from Parent	—	(603)
All other financing activities	(22)	(71)
Cash from (used for) financing activities	(1,194)	2,479

Increase (decrease) in cash and equivalents	(1,207)	4,463
Cash and equivalents at beginning of period	11,828	2,319
Cash and equivalents at end of period	$10,621	$6,782

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
Consolidated Basis of Presentation
The transfer of all of the assets of our business from GECC and its subsidiaries to the Company was completed in the second quarter of 2014. As a result, the Company’s financial statements have been prepared on a consolidated basis beginning June 30, 2014. Under this basis of presentation, our financial statements consolidate all of our subsidiaries – i.e., entities in which we have a controlling financial interest, most often because we hold a majority voting interest. In addition, all periods subsequent to June 30, 2014 are presented on a consolidated basis.

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
Interim Period Presentation
The condensed consolidated and combined financial statements and notes thereto are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed consolidated and combined financial statements should not be considered as necessarily indicative of results that may be expected for the entire year. These condensed consolidated and combined financial statements should be read in conjunction with our 2014 annual consolidated and combined financial statements and the related notes in our Annual Report on Form 10-K for the year ended December 31, 2014 (our "2014 Form 10-K"). Effective for the first quarter of 2015 and subsequent interim periods, the Company is following a calendar quarter. Previously, it was the longstanding practice of GE and GECC, our parent companies, to establish interim quarterly closing dates using a fiscal calendar, which required our business to close its books on a Sunday. We label our quarterly information using a calendar convention, that is, first quarter is labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30.
We have reclassified certain prior-period amounts to conform to current-period presentation.
Summary of Significant Accounting Policies
See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our 2014 annual consolidated and combined financial statements in our 2014 Form 10-K, for additional information on our significant accounting policies.

NOTE 3.    INVESTMENT SECURITIES
All of our investment securities are classified as available-for-sale and are held to meet our liquidity objectives or to comply with the Community Reinvestment Act. Our investment securities consist of the following:

	June 30, 2015				December 31, 2014
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
($ in millions)	cost	gains	losses	fair value	cost	gains	losses	fair value
Debt
U.S. government and federal agency	$3,273	$1	$—	$3,274	$1,252	$—	$—	$1,252
State and municipal	55	1	(2)	54	57	1	(1)	57
Residential mortgage-backed(a)	344	2	(7)	339	271	3	(3)	271
U.S. corporate debt	—	—	—	—	3	—	—	3
Equity	15	—	—	15	15	—	—	15
Total	$3,687	$4	$(9)	$3,682	$1,598	$4	$(4)	$1,598
_______________________

(a)
At June 30, 2015 and December 31, 2014 all of our residential mortgage-backed securities related to securities issued by government-sponsored entities and are pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve Discount Window advances. All residential mortgage-backed securities are collateralized by U.S. mortgages.

The following table presents the estimated fair values and gross unrealized losses of our available-for-sale investment securities:

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
($ in millions)	fair value	losses	fair value	losses
At June 30, 2015
Debt
U.S. government and federal agency	$278	$—	$—	$—
State and municipal	35	(2)	7	—
Residential mortgage-backed	197	(3)	66	(4)
Total	$510	$(5)	$73	$(4)

At December 31, 2014
Debt
U.S. government and federal agency	$700	$—	$—	$—
State and municipal	—	—	34	(1)
Residential mortgage-backed	30	—	85	(3)
Total	$730	$—	$119	$(4)
At June 30, 2015, none of our equity securities were in a gross unrealized loss position. We regularly review investment securities for impairment using both qualitative and quantitative criteria. We presently do not intend to sell our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell these securities before recovery of our amortized cost.
There were no other-than-temporary impairments recognized for the three and six months ended June 30, 2015 and 2014.

Contractual Maturities of Investments in Available-for-Sale Debt Securities (excluding residential mortgage-backed securities)

	Amortized	Estimated
At June 30, 2015 ($ in millions)	cost	fair value

Due
Within one year	$1,875	$1,875
After one year through five years	$1,398	$1,399
After five years through ten years	$1	$1
After ten years	$54	$53
We expect actual maturities to differ from contractual maturities because borrowers have the right to prepay certain obligations.
There were no material realized gains or losses recognized for the three and six months ended June 30, 2015 and 2014.
Although we generally do not have the intent to sell any specific securities held at June 30, 2015, in the ordinary course of managing our investment securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield, liquidity requirements and funding obligations.
NOTE 4.    LOAN RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

($ in millions)	June 30, 2015	December 31, 2014

Credit cards	$58,827	$58,880
Consumer installment loans	1,138	1,063
Commercial credit products	1,410	1,320
Other	56	23
Total loan receivables, before allowance for losses(a)(b)	$61,431	$61,286
_______________________

(a)
Total loan receivables include $25.4 billion and $27.0 billion of restricted loans of consolidated securitization entities at June 30, 2015 and December 31, 2014, respectively. See Note 5. Variable Interest Entities for further information on these restricted loans.

(b)	At June 30, 2015 and December 31, 2014, loan receivables included deferred expense, net of deferred income, of $20 million and $46 million, respectively.
Disposition of Loan Receivables
In the fourth quarter of 2014 and first quarter of 2015, we entered into agreements to sell certain credit card portfolios associated with two retail partners whose program agreements with us were not extended beyond their contractual expiration dates in 2015.  These portfolios were classified as loan receivables held for sale in our Condensed Consolidated Statement of Financial Position. In the second quarter of 2015, we sold these portfolios for total proceeds of $392 million and recognized a pre-tax gain of $20 million within other income in our Condensed Consolidated and Combined Statement of Earnings.

Allowance for Loan Losses

($ in millions)	Balance at April 1, 2015	Provision charged to operations	Gross charge-offs	Recoveries	Balance at June 30, 2015

Credit cards	$3,184	$723	$(814)	$136	$3,229
Consumer installment loans	24	2	(7)	4	23
Commercial credit products	47	14	(13)	1	49
Other	—	1	—	—	$1
Total	$3,255	$740	$(834)	$141	$3,302

($ in millions)	Balance at April 1, 2014	Provision charged to operations		Gross charge-offs	Recoveries	Balance at June 30, 2014

Credit cards	$2,935	$662	(a)	$(792)	$134	$2,939
Consumer installment loans	17	7		(7)	3	20
Commercial credit products	46	12		(13)	2	47
Total	$2,998	$681		$(812)	$139	$3,006

($ in millions)	Balance at January 1, 2015	Provision charged to operations	Gross charge-offs	Recoveries	Balance at June 30, 2015

Credit cards	$3,169	$1,392	$(1,648)	$316	$3,229
Consumer installment loans	22	9	(16)	8	23
Commercial credit products	45	25	(24)	3	49
Other	—	1	—	—	$1
Total	$3,236	$1,427	$(1,688)	$327	$3,302

($ in millions)	Balance at January 1, 2014	Provision charged to operations		Gross charge-offs	Recoveries	Balance at June 30, 2014

Credit cards	$2,827	$1,414	(a)	$(1,573)	$271	$2,939
Consumer installment loans	19	9		(14)	6	20
Commercial credit products	46	22		(25)	4	47
Total	$2,892	$1,445		$(1,612)	$281	$3,006
______________________

(a)	Includes a $57 million reduction in provision for loan losses associated with the classification of certain loan receivables as held for sale.

Delinquent and Non-accrual Loans

At June 30, 2015 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total Past Due	90 or more days delinquent and accruing	Total non-accruing

Credit cards	$1,200	$919	$2,119	$919	$—
Consumer installment loans	12	2	14	—	2
Commercial credit products	26	12	38	12	—
Total delinquent loans	$1,238	$933	$2,171	$931	$2
Percentage of total loan receivables(a)	2.0%	1.5%	3.5%	1.5%	—%

At December 31, 2014 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total Past Due	90 or more days delinquent and accruing	Total non-accruing

Credit cards	$1,331	$1,147	$2,478	$1,147	$—
Consumer installment loans	15	2	17	—	2
Commercial credit products	28	13	41	13	—
Total delinquent loans	$1,374	$1,162	$2,536	$1,160	$2
Percentage of total loan receivables(a)	2.2%	1.9%	4.1%	1.9%	—%
______________________

(a)	Percentages are calculated based on period-end balances.
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

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2015	2014	2015	2014
Credit cards	$109	$97	$227	$204
Consumer installment loans	—	—	—	—
Commercial credit products	1	—	3	2
Total	$110	$97	$230	$206
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

At June 30, 2015 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$712	$(235)	$477	$618
Consumer installment loans	—	—	—	—
Commercial credit products	7	(3)	4	8
Total	$719	$(238)	$481	$626

At December 31, 2014 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$716	$(217)	$499	$613
Consumer installment loans	—	—	—	—
Commercial credit products	8	(3)	5	8
Total	$724	$(220)	$504	$621
Financial Effects of TDRs
As part of our loan modifications for borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following table presents the types and financial effects of loans modified and accounted for as TDRs during the periods presented:

Three months ended June 30,	2015			2014
($ in millions)	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$12	$36	$715	$14	$35	$749
Consumer installment loans	—	—	—	—	—	—
Commercial credit products	—	1	8	—	1	11
Total	$12	$37	$723	$14	$36	$760

Six months ended June 30,	2015			2014
($ in millions)	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$25	$72	$715	$29	$71	$766
Consumer installment loans	—	—	—	—	—	—
Commercial credit products	—	1	8	—	1	11
Total	$25	$73	$723	$29	$72	$777

Payment Defaults
The following table presents the type, number and amount of loans accounted for as TDRs that enrolled in a modification plan within the previous 12 months and experienced a payment default during the periods presented. A customer defaults from a modification program after two consecutive missed payments.

Three months ended June 30,	2015		2014
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	10,956	$21	12,943	$25
Consumer installment loans	—	—	—	—
Commercial credit products	29	—	57	1
Total	10,985	$21	13,000	$26

Six months ended June 30,	2015		2014
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	17,785	$35	24,944	$49
Consumer installment loans	—	—	—	—
Commercial credit products	56	—	105	1
Total	17,841	$35	25,049	$50
Credit Quality Indicators
Our loan receivables portfolio includes both secured and unsecured loans. Secured loan receivables are largely comprised of consumer installment loans secured by equipment. Unsecured loan receivables are largely comprised of our open-ended revolving credit card and commercial loans. As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, as well as information from credit bureaus, such as a Fair Isaac Corporation (“FICO”) or other credit scores, relating to the customer’s broader credit performance. FICO scores are generally obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three credit score categories: (i) 661 or higher, which are considered the strongest credits; (ii) 601 to 660, considered moderate credit risk; and (iii) 600 or less, which are considered weaker credits. There are certain customer accounts for which a FICO score is not available where we use alternative sources to assess their credit and predict behavior. The following table provides the most recent FICO scores available for our customers at June 30, 2015 and December 31, 2014, respectively, as a percentage of each class of loan receivable. The table below excludes 0.7% and 0.8% of our total loan receivables balance at June 30, 2015 and December 31, 2014, respectively, which represents those customer accounts for which a FICO score is not available.

	June 30, 2015			December 31, 2014
	661 or	601 to	600 or	661 or	601 to	600 or
	higher	660	less	higher	660	less

Credit cards	73.4%	19.6%	7.0%	72.5%	19.9%	7.6%
Consumer installment loans	79.0%	16.0%	5.0%	78.9%	15.7%	5.4%
Commercial credit products	86.3%	9.0%	4.7%	86.5%	8.6%	4.8%

Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and by applying the same credit standards for all of our credit products. Unused credit card lines available to our customers totaled approximately $308 billion and $297 billion at June 30, 2015 and December 31, 2014, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.
Interest Income by Product
The following table provides additional information about our interest and fees on loans from our loan receivables, including held for sale:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2015	2014	2015	2014
Credit cards	$3,106	$2,860	$6,185	$5,727
Consumer installment loans	26	24	51	47
Commercial credit products	34	36	70	74
Other	—	—	—	—
Total	$3,166	$2,920	$6,306	$5,848
NOTE 5.    VARIABLE INTEREST ENTITIES
We use VIEs to securitize loans and arrange asset-backed financing in the ordinary course of business. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE and we did not provide non-contractual support for previously transferred loan receivables to any VIE in the three and six months ended June 30, 2015 and 2014. Our VIEs are able to accept new loan receivables and arrange new asset-backed financings, consistent with the requirements and limitations on such activities placed on the VIE by existing investors. Once an account has been designated to a VIE, the contractual arrangements we have require all existing and future loans originated under such account to be transferred to the VIE. The amount of loan receivables held by our VIEs in excess of the minimum amount required under the asset-backed financing arrangements with investors may be removed by us under random removal of accounts provisions. All loan receivables held by a VIE are subject to claims of third-party investors.
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
The table below summarizes the assets and liabilities of our consolidated securitization VIEs described above.

($ in millions)	June 30, 2015	December 31, 2014
Assets
Loan receivables, net(a)	$24,199	$25,645
Other assets(b)	221	1,134
Total	$24,420	$26,779

Liabilities
Borrowings	$13,948	$14,967
Other liabilities	51	368
Total	$13,999	$15,335
_______________________

(a)	Includes $1.2 billion and $1.3 billion of related allowance for loan losses resulting in gross restricted loans of $25.4 billion and $27.0 billion at June 30, 2015 and December 31, 2014, respectively.

(b)
Includes $117 million and $1.0 billion of segregated funds held by the VIEs at June 30, 2015 and December 31, 2014, respectively, which are classified as restricted cash and equivalents and included as a component of other assets in our Condensed Consolidated Statement of Financial Position.

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
For one of our VIEs, GECC is the servicer and we are the subservicer. At June 30, 2015 and December 31, 2014, in our capacity as a subservicer, we temporarily held $78 million and $75 million, respectively, of VIE collections which are reflected in our Condensed Consolidated Statements of Financial Position within our other liabilities as amounts payable to GECC. The VIE reflected corresponding amounts as receivables due from GECC within other assets. In addition, at June 30, 2015 and December 31, 2014, we were owed $33 million and $36 million, respectively, related to unpaid subservicing fees, which is reflected in our Condensed Consolidated Statements of Financial Position within other assets as a receivable due from GECC. The VIE reflected corresponding amounts as payable to GECC within other liabilities.
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $1.2 billion for both the three months ended June 30, 2015 and 2014. Related expenses consisted primarily of provision for loan losses of $310 million and $253 million for the three months ended June 30, 2015 and 2014, respectively, and interest expense of $53 million and $54 million for the three months ended June 30, 2015 and 2014, respectively. Income (principally, interest and fees on loans) earned by our consolidated VIEs was $2.5 billion for both the six months ended June 30, 2015 and 2014. Related expenses consisted primarily of provisions for loan losses of $522 million and $546 million for the six months ended June 30, 2015 and 2014, respectively, and interest expense of $105 million and $101 million for the six months ended June 30, 2015 and 2014, respectively. These amounts do not include intercompany transactions, principally fees and interest, which are eliminated in our condensed consolidated and combined financial statements.

NOTE 6.    INTANGIBLE ASSETS

	June 30, 2015			December 31, 2014
($ in millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related	$928	$(454)	$474	$849	$(405)	$444
Capitalized software	164	(63)	101	120	(45)	75
Total	$1,092	$(517)	$575	$969	$(450)	$519
During the six months ended June 30, 2015, we recorded net additions to intangible assets subject to amortization of $123 million, primarily related to payments made to acquire customer relationships or extend retail partner relationships, as well as capitalized software expenditures related to the build of our standalone information technology infrastructure.
Amortization expense related to retail partner contracts was $22 million and $18 million for the three months ended June 30, 2015 and 2014, respectively, and $42 million and $37 million for the six months ended June 30, 2015 and 2014, respectively, and is included as a component of marketing and business development expense in our Condensed Consolidated and Combined Statements of Earnings. All other amortization expense was $16 million and $7 million for the three months ended June 30, 2015 and 2014, respectively, and $25 million and $13 million for the six months ended June 30, 2015 and 2014, respectively, and is included as a component of other expense in our Condensed Consolidated and Combined Statements of Earnings.
NOTE 7.    DEPOSITS
Deposits

	June 30, 2015		December 31, 2014
($ in millions)	Amount	Average rate(a)	Amount	Average rate(a)

Interest-bearing deposits	$37,629	1.6%	$34,847	1.6%
Non-interest-bearing deposits	143	—	108	—
Total deposits	$37,772		$34,955
____________________

(a)	Based on interest expense for the six months ended June 30, 2015 and the year ended December 31, 2014 and average deposits balances.
At June 30, 2015 and December 31, 2014, interest-bearing deposits included $10.8 billion and $9.4 billion, respectively, of direct deposit certificates of $100,000 or more. At June 30, 2015, our interest-bearing time deposits maturing for the remainder of 2015 and over the next four years and thereafter were as follows:

($ in millions)	2015	2016	2017	2018	2019	Thereafter
Deposits	$5,915	$8,335	$3,260	$2,039	$3,904	$4,283
The above maturity table excludes $8.6 billion of demand deposits with no defined maturity. In addition, at June 30, 2015, we had $1.3 billion of broker network deposit sweeps procured through a program arranger who channels brokerage account deposits to us. Unless extended, the contracts associated with these broker network deposit sweeps will terminate in 2015, 2017 and 2019, representing $261 million, $262 million and $795 million, respectively.

NOTE 8.    BORROWINGS

		June 30, 2015		December 31, 2014
($ in millions)	Maturity date	Amount(a)	Weighted average interest rate	Amount(a)	Weighted average interest rate

Borrowings of consolidated securitization entities	2016 - 2020	$13,948	1.3%	$14,967	1.2%
Bank term loan	2019	5,151	2.1%	8,245	2.1%
Senior unsecured notes	2017 - 2024	4,593	3.2%	3,593	3.4%
Related party debt	N/A	—	—%	655	4.2%
Total borrowings		$23,692		$27,460
___________________

(a)	The amounts presented for outstanding borrowings include unamortized debt premiums and discounts.
Borrowings of Consolidated Securitization Entities
We securitize credit card receivables as an additional source of funding. At June 30, 2015, the maturities of the borrowings of our consolidated securitization entities, for the remainder of 2015 and over the next four years and thereafter were as follows:

($ in millions)	2015	2016	2017	2018	2019	Thereafter
Borrowings of consolidated securitization entities	$27	$1,722	$6,627	$3,659	$1,163	$750
At June 30, 2015, we had an aggregate of $6.1 billion of undrawn committed capacity under our securitization programs.
During the six months ended June 30, 2015 and 2014, we completed new debt issuances through our securitized entities with proceeds of $2.2 billion and $3.4 billion, respectively.
Third-Party Debt
Bank Term Loan
During the six months ended June 30, 2015, we prepaid $3.1 billion in the aggregate of the Bank Term Loan, which included the use of a portion of the net proceeds from the issuance of senior unsecured notes in February 2015.
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
On July 23, 2015, we issued a total of $1.0 billion principal amount of 4.500% senior unsecured notes due 2025.
Related Party Debt
During the first quarter of 2015, we prepaid $655 million of the GECC Term Loan, which represented all of the remaining outstanding indebtedness under that agreement, and GECC no longer provides funding to our business.
During the six months ended June 30, 2014, GECC was a key source of funding for our business pursuant to various intercompany funding arrangements.

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
Recurring Fair Value Measurements
The following tables present our assets measured at fair value on a recurring basis.

At June 30, 2015 ($ in millions)	Level 1	Level 2	Level 3	Total

Assets
Investment securities
Debt
U.S. government and federal agency	$—	$3,274	$—	$3,274
State and municipal	—	—	54	54
Residential mortgage-backed	—	339	—	339
Equity	15	—	—	15
Total	$15	$3,613	$54	$3,682

At December 31, 2014 ($ in millions)

Assets
Investment securities
Debt
U.S. government and federal agency	$—	$1,252	$—	$1,252
State and municipal	—	—	57	57
Residential mortgage-backed	—	271	—	271
U.S. corporate	—	—	3	3
Equity	15	—		15
Total	$15	$1,523	$60	$1,598
For the six months ended June 30, 2015, there were no securities transferred between Level 1 and Level 2 or between Level 2 and Level 3. At June 30, 2015 and December 31, 2014, we did not have any significant liabilities measured at fair value on a recurring basis.
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

The following table presents the changes in our Level 3 debt instruments that are measured on a recurring basis for the six months ended June 30, 2015 and 2014.
Changes in Level 3 Instruments

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2015	2014	2015	2014

Balance at beginning of period	$55	$53	$60	$46
Net realized and unrealized gains (losses)	(1)	3	2	4
Purchases	—	—	—	8
Sales	—	—	(6)	—
Settlements	—	—	(2)	(2)
Balance at end of period	$54	$56	$54	$56
Non-Recurring Fair Value Measurements
We hold certain assets that have been measured at fair value on a non-recurring basis at June 30, 2015 and 2014. These assets can include repossessed assets and cost method investments that are written down to fair value when they are impaired, as well as loan receivables held for sale. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs. The assets held by us that were measured at fair value on a non-recurring basis and the effects of the remeasurement to fair value were not material for all periods presented. The estimated fair value of loan receivables held for sale exceeded their amortized cost and accordingly a remeasurement to fair value was not required during the six months ended June 30, 2015 and 2014.

Financial Assets and Financial Liabilities Carried at Other than Fair Value

	Carrying	Corresponding fair value amount
At June 30, 2015 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$10,621	$10,621	$10,297	$324	$—
Other assets(b)	$301	$301	$301	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$58,129	$64,272	$—	$—	$64,272

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$37,772	$38,208	$—	$38,208	$—
Borrowings of consolidated securitization entities	$13,948	$13,978	$—	$6,980	$6,998
Bank term loan	$5,151	$5,144	$—	$—	$5,144
Senior unsecured notes	$4,593	$4,602	$—	$4,602	$—

	Carrying	Corresponding fair value amount
At December 31, 2014 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$11,828	$11,828	$8,153	$3,675	$—
Other assets(b)	$1,104	$1,104	$1,104	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$58,050	$64,113	$—	$—	$64,113
Loan receivables held for sale(c)	$332	$351	$—	$—	$351

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$34,955	$35,442	$—	$35,442	$—
Borrowings of consolidated securitization entities	$14,967	$14,985	$—	$7,912	$7,073
Bank term loan	$8,245	$8,204	$—	$—	$8,204
Senior unsecured notes	$3,593	$3,660	$—	$3,660	$—
Related party debt	$655	$655	$—	$—	$655
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

NOTE 10.    REGULATORY AND CAPITAL ADEQUACY
As a savings and loan holding company, we are subject to regulation, supervision and examination by the Federal Reserve Board. We historically have not been required to maintain any specific amount of minimum capital. In connection with our separation from GE and the related application to the Federal Reserve Board, we expect that we will be subject to capital requirements under the applicable U.S. Basel III capital rules. See Note 11. Regulatory and Capital Adequacy to our 2014 annual consolidated and combined financial statements in our 2014 Form 10-K for additional information on these capital requirements.
The Bank is a federally chartered savings association. As such, the Bank is subject to regulation, supervision and examination by the OCC, which is its primary regulator, and by the Consumer Financial Protection Bureau (“CFPB”). In addition, the Bank, as an insured depository institution, is supervised by the Federal Deposit Insurance Corporation and is required to maintain specific amounts of minimum capital.
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
At June 30, 2015 and December 31, 2014, the Bank met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. To be categorized as well-capitalized, the Bank must maintain minimum common equity Tier 1, total risk-based, Tier 1 risk-based, and leverage ratios as set forth in the following table. The Federal Reserve Board and FDIC final rules applicable to the Bank include new minimum and "well-capitalized" risk-based capital and leverage ratios, effective January 1, 2015, and redefine the definition of what constitutes "capital" for purposes of calculating these ratios. There are no conditions or events subsequent to June 30, 2015 that management believes have changed the Bank’s capital category.
The actual capital amounts and ratios and the required minimums of the Bank are as follows:

At June 30, 2015 ($ in millions)	Actual		Minimum for capital adequacy purposes(b)		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio	Amount	Ratio

Common equity Tier I capital	$7,143	16.4%	$1,965	4.5%	$2,839	6.5%
Total risk-based capital	$7,712	17.7%	$3,494	8.0%	$4,367	10.0%
Tier 1 risk-based capital	$7,143	16.4%	$2,620	6.0%	$3,494	8.0%
Tier 1 leverage	$7,143	14.0%	$2,044	4.0%	$2,556	5.0%

At December 31, 2014 ($ in millions)	Actual		Minimum for capital adequacy purposes(b)		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio	Amount	Ratio

Total risk-based capital	$7,100	17.1%	$3,322	8.0%	$4,152	10.0%
Tier 1 risk-based capital	$6,559	15.8%	$1,661	4.0%	$2,491	6.0%
Tier 1 leverage	$6,559	13.4%	$1,959	4.0%	$2,449	5.0%
_______________________

(a)
Capital ratios are calculated based on the Basel III Standardized Approach framework, subject to applicable transition provisions, as of June 30, 2015 and are calculated based on Basel I capital framework as of December 31, 2014.

(b)
Under the Bank’s Operating Agreement with the OCC entered into on January 11, 2013, the Bank must maintain minimum levels of capital (calculated in accordance with U.S. Basel I capital rules) as follows (i) Total risk-based capital of 11.0%; (ii) Tier 1 risk-based capital of 7.0%; and (iii) Tier 1 leverage of 6.0%. The Bank's regulatory capital was in excess of these thresholds at June 30, 2015 and December 31, 2014.

The Bank may pay dividends on its stock, with consent or non-objection from the OCC and the Federal Reserve Board, among other things, if its regulatory capital would not thereby be reduced below the applicable regulatory capital requirements.
NOTE 11.    EARNINGS PER SHARE
Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the assumed conversion of all dilutive securities.
The following table presents the calculation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2015	2014	2015	2014
Net earnings	$541	$472	$1,093	$1,030

Weighted average common shares outstanding, basic	834	705	834	705
Effect of dilutive securities	1	—	1	—
Weighted average common shares outstanding, dilutive	835	705	835	705

Earnings per basic common share	$0.65	$0.67	$1.31	$1.46
Earnings per diluted common share	$0.65	$0.67	$1.31	$1.46
We have issued certain stock based awards under the Synchrony Financial 2014 Long-Term Incentive Plan. A total of approximately 1 million shares related to these awards were considered anti-dilutive and therefore were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2015. There were no anti-dilutive securities outstanding during the three and six months period ended June 30, 2014.
NOTE 12.    INCOME TAXES
We are included in the consolidated U.S. federal and state income tax returns of GE where applicable, but also file certain separate state and foreign income tax returns. The tax provision is presented on a separate company basis as if we were a separate filer. The effects of tax adjustments and settlements from taxing authorities are presented in our consolidated and combined financial statements in the period to which they relate as if we were a separate filer. Our current obligations for taxes are settled with our parent on an estimated basis and adjusted in later periods in which those settlements are finalized. We recognize the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. In calculating the provision for interim income taxes, in accordance with Accounting Standards Codification 740, Income Taxes, we apply an estimated annual effective tax rate to year-to-date ordinary income. At the end of each interim period, we estimate the effective tax rate expected to be applicable for the full fiscal year. See “Management's Discussion and Analysis—Critical Accounting Estimates” in our 2014 Form 10-K, for a discussion of the significant judgments and estimates related to income taxes.

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
Unrecognized Tax Benefits

($ in millions)	June 30, 2015	December 31, 2014
Unrecognized tax benefits, excluding related interest expense and penalties	$114	$102
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	75	68
Accrued interest on unrecognized tax benefits	2	1
Accrued penalties on unrecognized tax benefits	—	—
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

Funding Provided by GECC
GECC no longer provides funding to our business. All related party debt owed by the Company to GECC outstanding on the closing date of the IPO was repaid, and GECC provided transitional funding pursuant to the $1.5 billion GECC Term Loan Facility. During the first quarter of 2015, we prepaid all of the remaining outstanding indebtedness provided by the GECC Term Loan.
Prior to the IPO, we used related party debt provided by GECC to meet our funding requirements after taking into account deposits held at the Bank, funding from securitized financings and cash generated from our operations. GECC assessed us an interest cost on a portion of the Parent’s total investment and historically we have reflected that portion as related party debt in the Condensed Consolidated Statements of Financial Position.
The following table sets forth the direct costs, indirect costs and interest expenses related to services and funding provided by GE for the periods indicated.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Direct costs(a)	$69	$62	$151	$126
Indirect costs(a)	—	73	—	134
Interest expense(b)	—	43	4	90
Total expenses for services and funding provided by GECC	$69	$178	$155	$350
_______________________

(a)	Direct and indirect costs are included in the other expense line items in our Condensed Consolidated and Combined Statements of Earnings.

(b)	Included in interest expense in our Condensed Consolidated and Combined Statements of Earnings.
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
Interest Expense
For the six months ended June 30, 2015, interest expense represents interest accruing on the GECC Term Loan. For the three and six months ended June 30, 2014, interest expense represents interest cost assessed to us from GECC’s centralized treasury function based on fixed and floating interest rates, plus funding related costs that include charges for liquidity and other treasury costs.

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
Regulatory Matters
On December 10, 2013, we entered into a Consent Order with the CFPB relating to our CareCredit platform, which requires us to pay up to $34.1 million to qualifying customers; provide additional training and monitoring of our CareCredit partners; include provisions in agreements with our CareCredit partners prohibiting charges for certain services not yet rendered; make changes to certain consumer disclosures, application procedures and procedures for resolution of customer complaints; and terminate CareCredit partners that have chargeback rates in excess of certain thresholds. Some of the business practice changes required by the Consent Order are similar to requirements in an Assurance of Discontinuance that we entered into with the Attorney General for the State of New York on June 3, 2013. The payments required by the Consent Order were completed in the second quarter of 2015.
Our settlements with the CFPB and the New York State Attorney General do not preclude other regulators or state attorneys general from seeking additional monetary or injunctive relief with respect to CareCredit.
On June 19, 2014, we entered into a Consent Order with the CFPB (the “2014 CFPB Consent Order”) related to the CFPB’s review of the Bank’s debt cancellation products and its marketing practices in its telesales channel related to those products. The 2014 CFPB Consent Order requires us to refund $56 million to cardholders who enrolled in a debt cancellation product over the telephone from January 2010 to October 2012 ($11 million of which was refunded prior to the 2014 CFPB Consent Order), pay civil money penalties of $3.5 million, and implement a compliance plan related to the sale of “add-on” products to the extent the Bank restarts telesales of such products (which were discontinued in October 2012). In the second quarter of 2015, we completed these consumer refunds.
The 2014 CFPB Consent Order also resolved a separate CFPB investigation related to potential violations of the Equal Credit Opportunity Act as a result of the Bank’s omission of certain Spanish-speaking customers and customers residing in Puerto Rico from certain statement credit and settlement offers that were made to certain delinquent customers. The Bank identified this issue through an audit of its collection operations, reported it to the CFPB and initiated a remediation program. The CFPB referred the issue to the Department of Justice (the “DOJ”), which initiated a civil investigation. At the same time we entered into the 2014 CFPB Consent Order, we entered into a consent order with the DOJ (the “2014 DOJ Consent Order,” and together with the 2014 CFPB Consent Order, the “2014 Consent Orders”) to settle a complaint filed by the DOJ on June 19, 2014 in the United States District Court for the District of Utah that made similar allegations to those alleged in the 2014 CFPB Consent Order. The 2014 DOJ Consent Order was approved by the Court on June 26, 2014. The 2014 DOJ Consent Order is similar to the 2014 CFPB Consent Order and does not impose any additional requirements on us. The 2014 Consent Orders require us to complete our remediation program by providing additional payments, balance credits and balance waivers of approximately $37 million and to update our credit bureau reporting relating to the affected accounts. In the first quarter of 2015, we determined that our remediation program will require us to provide approximately $35 million in additional remediation. At June 30, 2015, we had substantially completed our consumer remediation program, which consisted of approximately $182 million of balance credits and waivers to previously charged-off accounts and $15 million of other credits or payments. This remediation program included $132 million of voluntary remediation completed prior to the 2014 Consent Orders. We estimate that we will fully complete our remediation program in the third quarter of 2015 by providing approximately $4 million of additional remediation. In addition to the consumer remediation, the 2014 Consent Orders require us to implement a fair lending compliance plan (including fair lending reviews, audits and training), which will, in part, be satisfied by our existing compliance processes.
Although we do not believe that the 2014 Consent Orders themselves will have a material adverse effect on our results of operations going forward, we cannot be sure whether the settlements will have an adverse impact on our reputation or whether any similar actions will be brought by state attorneys general or others, all of which could have a material adverse effect on us.

Other Matters
On September 27, 2013, Secure Axcess LLC, filed a complaint against the Bank as well as other defendants in the U.S. District Court for the Eastern District of Texas, for patent infringement related to the Bank’s alleged use of website authenticity technology referred to as “Safe Keys.” The complaint seeks unspecified damages. On September 9, 2014, the U.S. Patent Office instituted two petitions to review the validity of the Secure Axcess patent at issue in the pending litigation and on September 29, 2014, the Court stayed the action pending the resolution of the U.S. Patent Office’s review. On April 13, 2015, at the request of the Bank and several other parties, the U.S. Patent Office instituted a third petition to review the validity of the Secure Axcess patent at issue in the pending litigation. On May 12, 2015, U.S. Patent Office consolidated the Bank’s petition with one of the earlier-filed petitions.
The Bank is a defendant in two putative class actions, and defending a third-party in a third putative class action, alleging claims under the federal Telephone Consumer Protection Act (“TCPA”), where the plaintiffs assert that they received calls on their cellular telephones relating to accounts not belonging to them. In each case, the complaints allege that the Bank placed calls to consumers by an automated telephone dialing system or using a pre-recorded message or automated voice without their consent and seek up to $1,500 for each violation. The amount of damages sought in the aggregate is unspecified. Abdeljalil et al. v. GE Capital Retail Bank was filed on August 22, 2012 in the U.S. District Court for the Southern District of California, originally naming GECC as the defendant. In August 2013, the Court denied without prejudice GECC’s motion to dismiss the class allegations. GECC subsequently was dismissed and the plaintiffs amended the complaint to name the Bank as the defendant. On March 26, 2015, the Court entered an order granting class certification under Federal Rule of Civil Procedure 23(b)(3) (for damages) and denying class certification under Federal Rule of Civil Procedure 23(b)(2) (for injunctive relief). The Bank is seeking reconsideration of the order. Hofer et al. v. Synchrony Bank was filed on November 4, 2014 in the U.S. District Court for the Eastern District of Missouri. Dubanoski et al. v. Wal-Mart Stores, Inc., for which we are defending the defendant, was filed on February 27, 2015 in the United States District Court for the Northern District of Illinois. In addition to the Abdeljalil, Hofer, and Dubanoski actions, the Bank has resolved four other putative class actions that made similar claims under the TCPA on an individual basis with the class representative. Travaglio et al. v. GE Capital Retail Bank and Allied Interstate LLC was filed on January 17, 2014 in the U.S. District Court for the Middle District of Florida and dismissed on October 9, 2014. Fitzhenry v. Lowe’s Companies Inc. and GE Capital Retail Bank was filed on May 29, 2014 in the U.S. District Court for the District of South Carolina and dismissed on October 20, 2014. Cowan v. GE Capital Retail Bank was filed on May 14, 2014 in the U.S. District Court for the District of Connecticut and dismissed on July 8, 2015.  Pittman et al. v. GE Capital d/b/a GE Capital Retail Bank was filed on July 29, 2014 in the U.S. District Court for the Northern District of Alabama; the parties are in the process of finalizing the settlement and having the case dismissed.
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
Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at June 30, 2015, we estimate that net interest income over the following 12-month period would increase by approximately $76 million.
For an additional discussion of our exposure to market risk, refer to “Management's Discussion and Analysis—Quantitative and Qualitative Disclosures about Market Risk” in our 2014 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

No change in internal control over financial reporting occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Synchrony Financial
(Registrant)

July 31, 2015	/s/ Brian D. Doubles
Date	Brian D. Doubles Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
4*	Instruments defining rights of holders of long-term debt
10.1	Form of Synchrony Financial Restoration Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Synchrony Financial on May 27, 2015)
10.2	Form of Synchrony Financial Executive Severance Plan (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Synchrony Financial on May 27, 2015)
10.3	Form of Synchrony Financial Change in Control Severance Plan (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Synchrony Financial on May 27, 2015)
12.1	Statement of Ratio of Earnings to Fixed Charges
31(a)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
31(b)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
32	Certification Pursuant to 18 U.S.C. Section 1350.
101
The following materials from Synchrony Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated and Combined Statements of Earnings for the three and six months ended June 30, 2015 and 2014, (ii) Condensed Consolidated and Combined Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Financial Position at June 30, 2015 and December 31, 2014, (iv) Condensed Consolidated and Combined Statements of Changes in Equity for the six months ended June 30, 2015 and 2014, (v) Condensed Consolidated and Combined Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (vi) Notes to Condensed Consolidated and Combined Financial Statements.

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