Form 10-Q
period 2015-09-30
Synchrony Financial
filed 2015-10-30
CIK 1601712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 28, 2015 was 833,825,875.

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
Forward-looking statements are based on management’s current expectations and assumptions, and are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, actual results could differ materially from those indicated in these forward-looking statements. Factors that could cause actual results to differ materially include global political, economic, business, competitive, market, regulatory and other factors and risks, such as: the impact of macroeconomic conditions and whether industry trends we have identified develop as anticipated; retaining existing partners and attracting new partners, concentration of our platform revenue in a small number of Retail Card partners, promotion and support of our products by our partners, and financial performance of our partners; our need for additional financing, higher borrowing costs and adverse financial market conditions impacting our funding and liquidity, and any reduction in our credit ratings; our ability to securitize our loans, occurrence of an early amortization of our securitization facilities, loss of the right to service or subservice our securitized loans, and lower payment rates on our securitized loans; our reliance on dividends, distributions and other payments from Synchrony Bank (the “Bank”); our ability to grow our deposits in the future; changes in market interest rates and the impact of any margin compression; effectiveness of our risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, our ability to manage our credit risk, the sufficiency of our allowance for loan losses and the accuracy of the assumptions or estimates used in preparing our financial statements; our ability to offset increases in our costs in retailer share arrangements; competition in the consumer finance industry; our concentration in the U.S. consumer credit market; our ability to successfully develop and commercialize new or enhanced products and services; our ability to realize the value of strategic investments; reductions in interchange fees; fraudulent activity; cyber-attacks or other security breaches; failure of third parties to provide various services that are important to our operations; disruptions in the operations of our computer systems and data centers; international risks and compliance and regulatory risks and costs associated with international operations; alleged infringement of intellectual property rights of others and our ability to protect our intellectual property; litigation and regulatory actions; damage to our reputation; our ability to attract, retain and motivate key officers and employees; tax legislation initiatives or challenges to our tax positions and state sales tax rules and regulations; significant regulation, supervision, examination and enforcement of our business by governmental authorities, the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the impact of the Consumer Financial Protection Bureau's (the “CFPB”) regulation of our business; changes to our methods of offering our CareCredit products; impact of capital adequacy rules; restrictions that limit the Bank’s ability to pay dividends; regulations relating to privacy, information security and data protection; use of third-party vendors and ongoing third-party business relationships; failure to comply with anti-money laundering and anti-terrorism financing laws; effect of GECC being subject to regulation by the Federal Reserve Board both as a savings and loan holding company and as a systemically important financial institution; GE not completing the separation from us as planned or at all, GE’s inability to obtain savings and loan holding company deregistration (the “GE SLHC Deregistration”) and GE continuing to have significant control over us; any conditions of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) approval required for us to continue to be a savings and loan holding company; our need to establish and significantly expand many aspects of our operations and infrastructure; loss of association with GE’s strong brand and reputation; limited right to use the GE brand name and logo and need to establish a new brand; terms of our arrangements with GE may be more favorable than what we will be able to obtain from unaffiliated third parties; obligations associated with being a public company; our incremental cost of operating as a standalone public company could be substantially more than anticipated; GE could engage in businesses that compete with us, and conflicts of interest may arise between us and GE; and failure caused by us of GE’s distribution of our common stock to its stockholders in exchange for its common stock to qualify for tax-free treatment, which may result in significant tax liabilities to GE for which we may be required to indemnify GE.
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
Introduction and Business Overview
____________________________________________________________________________________________
We are one of the premier consumer financial services companies in the United States. We provide a range of credit products through programs we have established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” For the three and nine months ended September 30, 2015, we financed $29.2 billion and $81.2 billion of purchase volume and had 62.2 million and 61.8 million average active accounts, respectively, and at September 30, 2015, we had $63.5 billion of loan receivables. For the three and nine months ended September 30, 2015, we had net earnings of $574 million and $1,667 million, respectively, representing a return on assets of 2.9% and 3.0%, respectively.
We offer our credit products primarily through our wholly-owned subsidiary, Synchrony Bank. Through the Bank, we offer a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”). We are continuing to expand our direct banking operations to increase our deposit base as a source of stable and diversified low cost funding for our credit activities. We had $40.5 billion in deposits at September 30, 2015.
In 2014, we closed the initial public offering (the "IPO") of 128.5 million shares of our common stock. Following the IPO, GE owned, and currently owns, approximately 84.6% of our common stock.
On October 14, 2015, we received approval from the Federal Reserve Board to become a standalone savings and loan holding company, to retain control of the Bank and to retain control of our nonbank subsidiaries following the completion of GE’s offer to exchange shares of GE common stock for all of our shares of our common stock owned by GE (the “exchange offer”). As part of our planned separation from GE, on October 19, 2015, GE commenced the exchange offer. In connection with the exchange offer, we filed a Registration Statement on Form S-4 (No. 333-207479) with the Securities and Exchange Commission.
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
Retail Card
Retail Card is a leading provider of private label credit cards, and also provides Dual Cards and small and medium-sized business credit products. Our patented Dual Cards are credit cards that function as private label credit cards when used to purchase goods and services from our partners and as general purpose credit cards when used elsewhere. We offer one or more of these products primarily through 21 national and regional retailers with which we have ongoing program agreements. The average length of our relationship with these Retail Card partners is 17 years. Retail Card’s platform revenue consists of interest and fees on our loan receivables, plus other income, less retailer share arrangements. Other income primarily consists of interchange fees earned on Dual Card transactions (when the card is used outside of our partners' sales channels) and fees paid to us by customers who purchase our debt cancellation products, less loyalty program payments. Substantially all of the credit extended in this platform is on standard terms.
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
The following table sets forth each credit product by type and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at September 30, 2015.

Credit Product	Standard Terms	Promotional Offer	Total
Credit cards	66.1%	29.8%	95.9%
Commercial credit products	2.2	—	2.2
Consumer installment loans	—	1.8	1.8
Other	0.1	—	0.1
Total	68.4%	31.6%	100.0%
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

•
Dual Cards. Our patented Dual Cards are credit cards that function as private label credit cards when used to purchase goods and services from our partners and as general purpose credit cards when used elsewhere. Credit extended under our Dual Cards typically is extended under standard terms only. Currently, only Retail Card offers Dual Cards. At September 30, 2015, we offered Dual Cards through 15 of our 21 ongoing Retail Card programs.

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
For a discussion of these trends and conditions, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Trends and Conditions” in our 2014 Form 10-K. For a discussion of how these trends and conditions impacted the three and nine months ended September 30, 2015, see “Results of Operations.”
Seasonality
____________________________________________________________________________________________
In our Retail Card and Payment Solutions platforms, we experience fluctuations in transaction volumes and the level of loan receivables as a result of higher seasonal consumer spending and payment patterns that typically result in an increase in loan receivables from August through a peak in late December, with reductions in loan receivables occurring over the first and second quarters of the following year as customers pay down their balances.
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

Results of Operations
____________________________________________________________________________________________
Highlights for the Three and Nine Months Ended September 30, 2015
Below are highlights of our performance for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014, as applicable, except as otherwise noted.

•
Net earnings increased 4.7% to $574 million and 5.6% to $1,667 million for the three and nine months ended September 30, 2015, respectively, driven by higher net interest income, partially offset by increases in retailer share arrangements, provision for loan losses and other expenses.

•
Loan receivables increased 11.9% to $63,520 million at September 30, 2015 compared to September 30, 2014, primarily driven by higher purchase volume and average active account growth, and included growth associated with the BP portfolio, acquired in the second quarter of 2015.

•
Net interest income increased 7.8% to $3,103 million and 6.5% to $8,885 million for the three and nine months ended September 30, 2015, respectively, primarily due to higher average loan receivables, partially offset by higher interest expense driven by liquidity, funding mix and growth.

•
Retailer share arrangements increased 4.3% to $723 million and 6.8% to $2,004 million for the three and nine months ended September 30, 2015, respectively, primarily as a result of growth and improved performance of the programs in which we have retailer share arrangements, partially offset with increased other expense and loyalty costs associated with these programs.

•
Loan delinquencies as a percentage of receivables decreased with the over-30 day delinquency rate decreasing to 4.02% at September 30, 2015 from 4.26% at September 30, 2014, primarily driven by improving asset quality trends and general improvement in the U.S. economy. Net charge-off rates decreased 3 basis points to 4.02% and 20 basis points to 4.37% for the three and nine months ended September 30, 2015, respectively, reflecting these same trends.

•
Provision for loan losses increased by $27 million, or 4.0%, and $9 million, or 0.4%, for the three and nine months ended September 30, 2015, respectively, primarily due to portfolio growth, partially offset by improving asset quality trends. Our allowance coverage ratio (allowance for loan losses as a percent of end of period loan receivables) decreased to 5.31% at September 30, 2015, as compared to 5.46% at September 30, 2014, reflecting a stable credit outlook, despite the recent improvements in our asset quality trends.

•
Other expense increased by $115 million, or 15.8%, and by $259 million, or 12.1%, for the three and nine months ended September 30, 2015, respectively, driven by investments in growth and infrastructure build in preparation for separation from GE and also included expenses for the completion of the EMV card rollout for active Dual Card accounts.

•
We continue to invest in our direct banking activities to grow our deposit base. Total deposits increased 16.0% to $40.5 billion at September 30, 2015, compared to December 31, 2014, driven primarily by growth in our direct deposits of 40.1% to $27.6 billion, partially offset by a reduction in our brokered deposits.

•	During the nine months ended September 30, 2015;

◦
We extended our Retail Card program agreements with Amazon, Chevron and PayPal, launched our new program with BP, and announced our new partnerships with Citgo, The Container Store and Stash Hotel Rewards.

◦
We entered into new program agreements in our Payment Solutions sales platform with Guitar Center, Mattress Firm and Newegg and extended our program agreements with Sleepy's and MEGA Group USA, a national home furnishings buying group of independent retailers.

◦
In our CareCredit sales platform, we added Rite Aid to our network of providers, added a new endorsement with VSP, the nation’s largest vision insurance provider, and renewed our endorsement with the American Society of Plastic Surgeons.

Summary Earnings
The following table sets forth our results of operations for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Interest income	$3,392	$3,123	$9,719	$8,982
Interest expense	289	244	834	640
Net interest income	3,103	2,879	8,885	8,342
Retailer share arrangements	(723)	(693)	(2,004)	(1,877)
Net interest income, after retailer share arrangements	2,380	2,186	6,881	6,465
Provision for loan losses	702	675	2,129	2,120
Net interest income, after retailer share arrangements and provision for loan losses	1,678	1,511	4,752	4,345
Other income	84	96	305	323
Other expense	843	728	2,394	2,135
Earnings before provision for income taxes	919	879	2,663	2,533
Provision for income taxes	345	331	996	955
Net earnings	$574	$548	$1,667	$1,578

Other Financial and Statistical Data
The following table sets forth certain other financial and statistical data for the periods indicated.

	At and for the		At and for the
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Financial Position Data (Average):
Loan receivables, including held for sale	$62,504	$57,391	$60,946	$56,238
Total assets	$77,995	$68,300	$75,551	$63,332
Deposits	$39,285	$31,665	$36,921	$29,058
Borrowings	$23,971	$25,228	$24,474	$23,845
Total equity	$11,880	$8,199	$11,310	$7,157
Selected Performance Metrics:
Purchase volume(1)	$29,206	$26,004	$81,155	$73,068
Retail Card	$23,560	$20,991	$65,422	$58,736
Payment Solutions	$3,635	$3,226	$9,954	$9,028
CareCredit	$2,011	$1,787	$5,779	$5,304
Average active accounts (in thousands)(2)	62,247	59,907	61,762	59,394
Net interest margin(3)	15.97%	17.11%	15.81%	17.80%
Net charge-offs	$633	$579	$1,994	$1,910
Net charge-offs as a % of average loan receivables, including held for sale	4.02%	4.05%	4.37%	4.57%
Allowance coverage ratio(4)	5.31%	5.46%	5.31%	5.46%
Return on assets(5)	2.9%	3.2%	3.0%	3.4%
Return on equity(6)	19.2%	26.8%	19.7%	29.7%
Equity to assets(7)	15.23%	12.00%	14.97%	11.30%
Other expense as a % of average loan receivables, including held for sale	5.35%	5.09%	5.25%	5.11%
Efficiency ratio(8)	34.2%	31.9%	33.3%	31.5%
Effective income tax rate	37.5%	37.7%	37.4%	37.7%
Selected Period End Data:
Loan receivables	$63,520	$56,767	$63,520	$56,767
Allowance for loan losses	$3,371	$3,102	$3,371	$3,102
30+ days past due as a % of period-end loan receivables	4.02%	4.26%	4.02%	4.26%
90+ days past due as a % of period-end loan receivables	1.73%	1.85%	1.73%	1.85%
Total active accounts (in thousands)(2)	62,831	60,489	62,831	60,489
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

	2015			2014
Three months ended September 30 ($ in millions)	Average Balance(1)	Interest Income / Expense	Average Yield / Rate(2)	Average Balance(1)	Interest Income/ Expense	Average Yield / Rate(2)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(3)	$11,059	$7	0.25%	$9,793	$4	0.16%
Securities available for sale	3,534	6	0.67%	309	3	3.89%
Loan receivables(4):
Credit cards, including held for sale(5)	59,890	3,315	21.96%	54,891	3,054	22.32%
Consumer installment loans	1,160	27	9.23%	1,070	25	9.37%
Commercial credit products	1,400	36	10.20%	1,412	37	10.51%
Other	54	1	NM	18	—	—%
Total loan receivables	62,504	3,379	21.45%	57,391	3,116	21.78%
Total interest-earning assets	77,097	3,392	17.46%	67,493	3,123	18.56%
Non-interest-earning assets:
Cash and due from banks	1,216			1,260
Allowance for loan losses	(3,341)			(3,058)
Other assets	3,023			2,605
Total non-interest-earning assets	898			807
Total assets	$77,995			$68,300
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$39,136	$159	1.61%	$31,459	$126	1.61%
Borrowings of consolidated securitization entities	13,730	54	1.56%	15,102	57	1.51%
Bank term loan	4,901	29	2.35%	3,747	28	3.00%
Senior unsecured notes	5,340	47	3.49%	1,797	18	4.02%
Related party debt	—	—	—%	4,582	15	1.31%
Total interest-bearing liabilities	63,107	289	1.82%	56,687	244	1.73%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	149			206
Other liabilities	2,859			3,208
Total non-interest-bearing liabilities	3,008			3,414
Total liabilities	66,115			60,101
Equity
Total equity	11,880			8,199
Total liabilities and equity	$77,995			$68,300
Interest rate spread(6)			15.64%			16.83%
Net interest income		$3,103			$2,879
Net interest margin(7)			15.97%			17.11%

	2015			2014
Nine months ended September 30 ($ in millions)	Average Balance(1)	Interest Income / Expense	Average Yield / Rate(2)	Average Balance(1)	Interest Income/ Expense	Average Yield / Rate(2)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(3)	$11,144	$19	0.23%	$6,587	$9	0.18%
Securities available for sale	3,066	15	0.65%	281	9	4.31%
Loan receivables(4):
Credit cards, including held for sale(5)	58,442	9,500	21.73%	53,836	8,781	21.97%
Consumer installment loans	1,107	78	9.42%	1,012	72	9.58%
Commercial credit products	1,361	106	10.41%	1,374	111	10.88%
Other	36	1	NM	16	—	—%
Total loan receivables	60,946	9,685	21.25%	56,238	8,964	21.47%
Total interest-earning assets	75,156	9,719	17.29%	63,106	8,982	19.17%
Non-interest-earning assets:
Cash and due from banks	782			863
Allowance for loan losses	(3,304)			(2,997)
Other assets	2,917			2,360
Total non-interest-earning assets	395			226
Total assets	$75,551			$63,332
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$36,768	$442	1.61%	$28,799	$331	1.55%
Borrowings of consolidated securitization entities	13,966	159	1.52%	14,888	158	1.43%
Bank term loan	5,653	108	2.55%	1,499	28	2.52%
Senior unsecured notes	4,692	121	3.45%	719	18	3.37%
Related party debt	163	4	3.28%	6,739	105	2.10%
Total interest-bearing liabilities	61,242	834	1.82%	52,644	640	1.64%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	153			259
Other liabilities	2,846			3,272
Total non-interest-bearing liabilities	2,999			3,531
Total liabilities	64,241			56,175
Equity
Total equity	11,310			7,157
Total liabilities and equity	$75,551			$63,332
Interest rate spread(6)			15.47%			17.53%
Net interest income		$8,885			$8,342
Net interest margin(7)			15.81%			17.80%
______________________
NM - Not meaningful

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

(3)
Includes average restricted cash and equivalents balances of $308 million and $212 million for the three months ended September 30, 2015 and 2014, respectively, and $636 million and $152 million for the nine months ended September 30, 2015 and 2014, respectively.

(4)	Non-accrual loans are included in the average loan receivables balances.

(5)
Interest income on credit cards includes fees on loans of $586 million and $563 million for the three months ended September 30, 2015 and 2014, respectively, and $1,646 million and $1,589 million for the nine months ended September 30, 2015 and 2014, respectively.

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
Interest Income
Interest income increased by $269 million, or 8.6%, and by $737 million, or 8.2%, for the three and nine months ended September 30, 2015, respectively, driven primarily by growth in average loan receivables.
Average interest-earning assets

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Loan receivables, including held for sale	$62,504	$57,391	$60,946	$56,238
Liquidity portfolio and other	14,593	10,102	14,210	6,868
Total average interest-earning assets	$77,097	$67,493	$75,156	$63,106
The increases in average loan receivables were driven primarily by higher purchase volume of 12.3% and 11.1% for the three and nine months ended September 30, 2015, respectively, as a result of average active account growth and higher purchase volume per account. Average active accounts increased 3.9% to 62.2 million and 4.0% to 61.8 million for the three and nine months ended September 30, 2015, respectively.
We have continued to grow our liquidity portfolio since our IPO in the third quarter of 2014, and our liquidity portfolio is comprised primarily of cash and equivalents and obligations of the U.S. Treasury maturing in less than 12 months, which results in a significantly lower yield than our loan receivables.
Yield on average interest-earning assets

	Three months ended September 30	Nine months ended September 30

Yield on average interest-earning assets for periods ended September 30, 2014	18.56%	19.17%
Increase in liquidity portfolio invested in cash and short-term U.S. Treasuries	(0.77)%	(1.66)%
Decrease in yield on loan receivables, including held for sale	(0.33)%	(0.22)%
Yield on average interest-earning assets for the periods ended September 30, 2015	17.46%	17.29%

The decreases in yield on interest-earning assets for the three and nine months ended September 30, 2015 were driven primarily by the growth in our liquidity portfolio, which earns a lower yield than our loan receivables. The yield on our average loan receivables, including loans held for sale, decreased to 21.45% for the three months ended September 30, 2015, and decreased to 21.25% for the nine months ended September 30, 2015 reflecting the impact of slightly higher payment rates from our customers and growth in promotional balances.

Interest Expense
Interest expense increased by $45 million, or 18.4%, and by $194 million, or 30.3%, for the three and nine months ended September 30, 2015, respectively, driven primarily by increases in average interest-bearing liabilities of $6,420 million, or 11.3%, and $8,598 million, or 16.3%, respectively, and an increase of 9 basis points and 18 basis points, respectively, in our cost of funds arising from the changes in our funding mix.
Average interest-bearing liabilities

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Interest-bearing deposit accounts	$39,136	$31,459	$36,768	$28,799
Borrowings of consolidated securitization entities	13,730	15,102	13,966	14,888
Third-party debt	10,241	5,544	10,345	2,218
Related party debt	—	4,582	163	6,739
Total average interest-bearing liabilities	$63,107	$56,687	$61,242	$52,644
The increases in average interest-bearing liabilities for the three and nine months ended September 30, 2015 were driven primarily by growth in our direct deposits and the issuance of third-party debt to replace our related party funding from GECC.
Our cost of funds increased to 1.82% for the three months ended September 30, 2015 from 1.73% for the three months ended September 30, 2014 reflecting the higher cost of our third-party debt. Our cost of funds increased to 1.82% for the nine months ended September 30, 2015 from 1.64% for the nine months ended September 30, 2014. See “Funding, Liquidity and Capital Resources—Funding Sources” for more information.
Net Interest Income
Net interest income increased by $224 million, or 7.8%, and by $543 million, or 6.5%, for the three and nine months ended September 30, 2015, respectively, driven by higher average loan receivables, partially offset by higher interest expense driven by liquidity, funding mix and growth.
Retailer Share Arrangements
Retailer share arrangements increased by $30 million, or 4.3%, and by $127 million, or 6.8%, for the three and nine months ended September 30, 2015, respectively, driven primarily by the growth and improved performance of the programs in which we have retailer share arrangements, partially offset with increased other expense and loyalty costs associated with these programs.
Provision for Loan Losses
Provision for loan losses increased by $27 million, or 4.0%, for the three months ended September 30, 2015, primarily due to portfolio growth, partially offset by asset quality improvement.
Provision for loan losses increased slightly by $9 million, or 0.4%, for the nine months ended September 30, 2015. Our allowance coverage ratio decreased to 5.31% at September 30, 2015, as compared to 5.46% at September 30, 2014, as our credit outlook remains fairly stable despite the recent improvements in our asset quality trends.

Other Income

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Interchange revenue	$135	$101	$358	$269
Debt cancellation fees	61	68	187	208
Loyalty programs	(122)	(84)	(294)	(190)
Other	10	11	54	36
Total other income	$84	$96	$305	$323
Other income decreased by $12 million, or 12.5%, and by $18 million, or 5.6%, for the three and nine months ended September 30, 2015, respectively. These decreases were primarily due to higher loyalty costs arising from the launch of new rewards programs with our partners, partially offset by increased interchange revenue driven by increased purchase volume outside of our retail partners' sales channels.
Other Expense

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Employee costs	$268	$239	$757	$639
Professional fees	162	149	480	424
Marketing and business development	115	115	305	295
Information processing	77	47	214	152
Other	221	178	638	625
Total other expense	$843	$728	$2,394	$2,135
Other expense increased by $115 million, or 15.8%, and by $259 million, or 12.1%, for the three and nine months ended September 30, 2015, respectively, primarily due to increases in employee costs, professional fees and information processing.
Employee costs increased primarily due to additional compensation expenses for new employees related to the building of our standalone infrastructure and to support business growth. Professional fees increased due to third-party costs related to the EMV card rollout for active Dual Card accounts in the three months ended September 30, 2015, as well as increases in both current year periods in expenses related to our planned separation from GE and business growth. Information processing costs increased primarily due to higher information technology investment and higher transaction volume.
The “other” component also increased for the three months ended September 30, 2015 primarily due to investments in growth and infrastructure build in preparation for separation from GE and also included expenses related to the completion of the EMV card rollout for active Dual Card accounts. The "other" component increased slightly for the nine months ended September 30, 2015 as these same increases were largely offset by the impact of corporate overhead costs allocations no longer being billed to us by GE following our IPO and a $42 million increase in reserves for a self-identified consumer remediation in the prior year period.

Provision for Income Taxes

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Effective tax rate	37.5%	37.7%	37.4%	37.7%
Provision for income taxes	$345	$331	$996	$955

The effective tax rates for the three and nine months ended September 30, 2015 decreased slightly compared to the same periods in the prior year. These decreases were due to a reduction in certain non-deductible expenses partially offset by increases in state tax expense, and the decrease for the nine months ended September 30, 2015 was also due to a tax expense incurred in the prior year related to an internal corporate reorganization. In each period, the effective tax rate differs from the U.S. federal statutory tax rate of 35.0%, primarily due to state income taxes.
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

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Interest and fees on loans	$3,379	$3,116	$9,685	$8,964
Other income	84	96	305	323
Retailer share arrangements	(723)	(693)	(2,004)	(1,877)
Platform revenue	$2,740	$2,519	$7,986	$7,410

Retail Card
The following table sets forth supplemental information related to our Retail Card platform for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Purchase volume	$23,560	$20,991	$65,422	$58,736
Period-end loan receivables	$43,432	$38,466	$43,432	$38,466
Average loan receivables, including held for sale	$42,933	$39,411	$41,853	$38,685
Average active accounts (in thousands)	49,953	48,433	49,671	48,116

Platform revenue:
Interest and fees on loans	$2,508	$2,299	$7,180	$6,635
Other income	70	78	263	266
Retailer share arrangements	(708)	(683)	(1,965)	(1,844)
Platform revenue	$1,870	$1,694	$5,478	$5,057
Retail Card platform revenue increased by $176 million, or 10.4%, and by $421 million, or 8.3%, for the three and nine months ended September 30, 2015, respectively. The increase in each case was primarily the result of an increase in interest and fees on loans driven by an increase in average loan receivables, partially offset by increases in retailer share arrangement payments. The increases in these payments were as a result of the factors discussed under the heading “Retailer Share Arrangements” above.
Payment Solutions
The following table sets forth supplemental information relating to our Payment Solutions platform for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Purchase volume	$3,635	$3,226	$9,954	$9,028
Period-end loan receivables	$12,933	$11,514	$12,933	$11,514
Average loan receivables	$12,523	$11,267	$12,183	$10,965
Average active accounts (in thousands)	7,468	6,892	7,335	6,784

Platform revenue:
Interest and fees on loans	$442	$405	$1,257	$1,156
Other income	5	7	14	23
Retailer share arrangements	(13)	(9)	(35)	(30)
Platform revenue	$434	$403	$1,236	$1,149
Payment Solutions platform revenue increased by $31 million, or 7.7%, and by $87 million, or 7.6%, for the three and nine months ended September 30, 2015, respectively. The increase in each case was primarily the result of higher interest and fees on loans driven primarily by an increase in average loan receivables, partially offset with a reduction in receivable yield.

CareCredit
The following table sets forth supplemental information relating to our CareCredit platform for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Purchase volume	$2,011	$1,787	$5,779	$5,304
Period-end loan receivables	$7,155	$6,787	$7,155	$6,787
Average loan receivables	$7,048	$6,713	$6,910	$6,588
Average active accounts (in thousands)	4,826	4,582	4,756	4,494

Platform revenue:
Interest and fees on loans	$429	$412	$1,248	$1,173
Other income	9	11	28	34
Retailer share arrangements	(2)	(1)	(4)	(3)
Platform revenue	$436	$422	$1,272	$1,204
CareCredit platform revenue increased by $14 million, or 3.3%, and by $68 million, or 5.6%, for the three and nine months ended September 30, 2015, respectively. The increase in each case was primarily the result of an increase in interest and fees on loans driven primarily by an increase in average loan receivables.
Services and Funding Provided by GE and GECC
____________________________________________________________________________________________
Services provided by GE
GE currently owns approximately 84.6% of our common stock and has provided or continues to provide a variety of services to us, which are governed by the Transitional Services Agreement ("TSA") and various other agreements with GE and GECC that we entered into in connection with the IPO. The services provided include, among other things, employee benefits and benefit administration, information technology, telecommunication services and leases for vehicles, equipment and facilities. Under the TSA, all of the costs billed to us by GE subsequent to the IPO are at GE’s cost in accordance with historic billing methodologies. While some of these services will continue to be provided by GE subsequent to our separation from GE, we expect the majority of the services provided by GE will be replaced within two years from the closing date of the IPO.
In addition to the services described above, certain of our U.S. employees currently accrue benefits or participate in various GE pension and health and welfare benefit plans. Following our separation from GE, our eligible employees will fully vest in accrued benefits under the GE retirement plans and cease to accrue any further benefits under these plans. While we will establish our own benefit plans for our employees, GE will continue to be responsible for future payments to our eligible employees under these existing GE benefit plans, and we will have certain reimbursement obligations to GE related to such payments.
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
Investment Securities
____________________________________________________________________________________________
The following discussion provides supplemental information regarding our investment securities portfolio. All of our investment securities were classified as available-for-sale at September 30, 2015 and December 31, 2014, and were primarily obligations of the U.S. Treasury or investments held to comply with the Community Reinvestment Act. Investment securities classified as available-for-sale are reported in our Condensed Consolidated Statements of Financial Position at fair value.
The following table sets forth the amortized cost and fair value of our investment securities at the dates indicated:

	At September 30, 2015		At December 31, 2014
($ in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debt:
U.S. government and federal agency	$3,197	$3,199	$1,252	$1,252
State and municipal	51	50	57	57
Residential mortgage-backed	335	332	271	271
U.S. corporate debt	—	—	3	3
Equity	15	15	15	15
Total	$3,598	$3,596	$1,598	$1,598

Unrealized gains and losses, net of the related tax effect, on available-for-sale securities that are not other-than-temporarily impaired are excluded from earnings and are reported as a separate component of comprehensive income (loss) until realized. At September 30, 2015, our investment securities had gross unrealized gains of $4 million and gross unrealized losses of $6 million. At December 31, 2014, our investment securities had gross unrealized gains of $4 million and gross unrealized losses of $4 million.
Our investment securities portfolio had the following maturity distribution at September 30, 2015. Equity securities have been excluded from the table because they do not have a maturity.

($ in millions)	Due in 1 Year or Less	Due After 1 through 5 Years	Due After 5 through 10 Years	Due After 10 years	Total
Debt:
U.S. government and federal agency	$1,398	$1,801	$—	$—	$3,199
State and municipal	—	1	—	49	50
Residential mortgage-backed	—	—	—	332	332
Total(1)	$1,398	$1,802	$—	$381	$3,581
Weighted average yield(2)	0.2%	0.6%	—%	3.5%	0.8%
______________________

(1)	Amounts stated represent estimated fair value.

(2)	Weighted average yield is calculated based on the amortized cost of each security. In calculating yield, no adjustment has been made with respect to any tax exempt obligations.
At September 30, 2015, we did not hold investments in any single issuer, other than investments in U.S. government and federal agencies, with an aggregate book value that exceeded 10% of equity.
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

($ in millions)	At September 30, 2015	(%)	At December 31, 2014	(%)
Loans
Credit cards	$60,920	95.9%	$58,880	96.1%
Consumer installment loans	1,171	1.8	1,063	1.7
Commercial credit products	1,380	2.2	1,320	2.2
Other	49	0.1	23	—
Total loans	$63,520	100.0%	$61,286	100.0%
Loan receivables increased by $2,234 million, or 3.6%, at September 30, 2015 compared to December 31, 2014 primarily driven by higher purchase volume, average active account growth, and the acquisition of the BP portfolio. These increases were largely offset by the impact from the seasonality of our business.
Loan receivables increased by $6,753 million, or 11.9%, at September 30, 2015 compared to September 30, 2014, primarily driven by higher purchase volume and average active account growth, and also included the acquisition of the BP portfolio.

Our loan receivables portfolio had the following maturity distribution at September 30, 2015.

($ in millions)	Within 1 Year(1)	1-5 Years	After 5 Years	Total
Loans
Credit cards	$60,920	$—	$—	$60,920
Consumer installment loans	19	605	547	1,171
Commercial credit products	1,380	—	—	1,380
Other	22	26	1	49
Total loans	$62,341	$631	$548	$63,520
Loans due after one year at fixed interest rates	N/A	$631	$548	$1,179
Loans due after one year at variable interest rates	N/A	—	—	—
Total loans due after one year	N/A	$631	$548	$1,179
______________________

(1)
Credit card loans have minimum payment requirements but no stated maturity and therefore are included in the due within one year category. However, many of our credit card holders will revolve their balances, which may extend their repayment period beyond one year for balances at September 30, 2015.

Our loan receivables portfolio had the following geographic concentration at September 30, 2015.

($ in millions)	Loan Receivables Outstanding(1)	% of Total Loan Receivables Outstanding
State
Texas	$6,274	9.9%
California	$6,116	9.6%
Florida	$4,968	7.8%
New York	$3,552	5.6%
Pennsylvania	$2,803	4.4%
______________________

(1)	Based on September 2015 customer statement-end balances extrapolated to September 30, 2015. Individual customer balances at September 30, 2015 are not available without undue burden and expense.
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

($ in millions)	At September 30, 2015	At December 31, 2014
Non-accrual loan receivables	$2	$2
Loans contractually 90 days past-due and still accruing interest	1,100	1,160
Earning TDRs(1)	691	670
Non-accrual, past-due and restructured loan receivables	$1,793	$1,832
______________________

(1)
At September 30, 2015 and December 31, 2014, balances exclude $45 million and $54 million, respectively, of TDRs which are included in loans contractually 90 days past-due and still accruing interest on the balance. See Note 4. Loan Receivables and Allowance for Loan Losses to our condensed consolidated and combined financial statements for additional information on the financial effects of TDRs for the three and nine months ended September 30, 2015 and 2014.

Delinquencies
Loan delinquencies as a percentage of period-end loan receivables decreased with the over-30 day delinquency rate decreasing to 4.02% at September 30, 2015, as compared to 4.26% at September 30, 2014 and 4.14% at December 31, 2014. The 24 basis point decrease compared to the same period in prior year was primarily driven by general improvement in the U.S. economy. The decrease as compared to December 31, 2014 was primarily driven by improvement in the U.S. economy, offset by the seasonality of our business.
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
The table below sets forth the ratio of net charge-offs to average loan receivables, including held for sale, for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Ratio of net charge-offs to average loan receivables, including held for sale	4.02%	4.05%	4.37%	4.57%

Allowance for Loan Losses
The allowance for loan losses totaled $3,371 million at September 30, 2015 compared with $3,236 million at December 31, 2014, representing our best estimate of probable losses inherent in the portfolio. Our allowance for loan losses as a percentage of total loan receivables increased to 5.31% at September 30, 2015, from 5.28% at December 31, 2014 reflecting the seasonality of our business and a stable credit outlook, despite the recent improvements in our asset quality trends.
The following tables provide changes in our allowance for loan losses for the periods presented:

($ in millions)	Balance at July 1, 2015	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2015

Credit cards	$3,229	$691	$(765)	$147	$3,302
Consumer installment loans	23	6	(8)	2	23
Commercial credit products	49	5	(11)	2	45
Other	1	—	—	—	$1
Total	$3,302	$702	$(784)	$151	$3,371

($ in millions)	Balance at July 1, 2014	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2014

Credit cards	$2,939	$663	$(711)	$145	$3,036
Consumer installment loans	20	7	(7)	3	23
Commercial credit products	47	5	(11)	2	43
Total	$3,006	$675	$(729)	$150	$3,102

	Balance at January 1, 2015	Provision Charged to Operations	Gross Charge- Offs	Recoveries	Balance at September 30, 2015
($ in millions)
Credit cards	$3,169	$2,083	$(2,413)	$463	$3,302
Consumer installment loans	22	15	(24)	10	23
Commercial credit products	45	30	(35)	5	45
Other	—	1	—	—	1
Total	$3,236	$2,129	$(2,472)	$478	$3,371

	Balance at January 1, 2014	Provision Charged to Operations	Gross Charge- Offs	Recoveries	Balance at September 30, 2014
($ in millions)
Credit cards	$2,827	$2,077	$(2,284)	$416	$3,036
Consumer installment loans	19	16	(21)	9	23
Commercial credit products	46	27	(36)	6	43
Total	$2,892	$2,120	$(2,341)	$431	$3,102
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

Funding Sources
Our primary funding sources include cash from operations, deposits (direct and brokered deposits), third-party debt and securitized financings.
The following table summarizes information concerning our funding sources during the periods indicated:

	2015			2014
Three months ended September 30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$39,136	62.0%	1.6%	$31,459	55.5%	1.6%
Securitized financings	13,730	21.7	1.6	15,102	26.6	1.5
Bank term loan	4,901	7.8	2.3	3,747	6.6	3.0
Senior unsecured notes	5,340	8.5	3.5	1,797	3.2	4.0
Related party debt	—	—	—	4,582	8.1	1.3
Total	$63,107	100.0%	1.8%	$56,687	100.0%	1.7%
______________________

(1)
Excludes $149 million and $206 million average balance of non-interest-bearing deposits for the three months ended September 30, 2015 and September 30, 2014, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the three months ended September 30, 2015 and 2014.

	2015			2014
Nine months ended September 30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$36,768	60.0%	1.6%	$28,799	54.7%	1.6%
Securitized financings	13,966	22.8	1.5	14,888	28.3	1.4
Bank term loan	5,653	9.2	2.6	1,499	2.8	2.5
Senior unsecured notes	4,692	7.7	3.4	719	1.4	3.4
Related party debt	163	0.3	3.3	6,739	12.8	2.1
Total	$61,242	100.0%	1.8%	$52,644	100.0%	1.6%
______________________

(1)
Excludes $153 million and $259 million average balance of non-interest-bearing deposits for the nine months ended September 30, 2015 and September 30, 2014, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the nine months ended September 30, 2015 and 2014.

Deposits
We obtain deposits directly from retail and commercial customers (“direct deposits”) or through third-party brokerage firms that offer our deposits to their customers (“brokered deposits”). At September 30, 2015, we had $27.6 billion in direct deposits (which includes deposits from banks and financial institutions) and $12.9 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger that channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to continue to significantly expand our direct deposits base as a source of stable and diversified low cost funding.
Our direct deposits include a range of FDIC-insured deposit products, including certificates of deposit, IRAs, money market accounts and savings accounts.
Brokered deposits are primarily from retail customers of large brokerage firms. We have relationships with eight brokers that offer our deposits through their networks. Our brokered deposits consist primarily of certificates of deposit that bear interest at a fixed rate and at September 30, 2015, had a weighted average remaining life of 3.4 years. These deposits generally are not subject to early withdrawal.

Our ability to attract deposits is sensitive to, among other things, the interest rates we pay, and therefore, we bear funding and interest rate risk if we fail to attract new deposits or retain existing deposits, or are required to pay higher rates. To mitigate these risks, we pursue a funding strategy that seeks to match our assets and liabilities by interest rate and expected maturity characteristics, and we seek to maintain access to multiple other funding sources, including securitized financings (including our undrawn committed capacity) and unsecured debt.
Over the next several years, we are seeking to continue to increase our direct deposits through further investing in our direct deposit programs and capabilities. The growth of direct deposits will be supported by a continued investment in marketing and brand awareness.
The following table summarizes certain information regarding our interest-bearing deposits by type (all of which constitute U.S. deposits) for the periods indicated:

Three months ended September 30 ($ in millions)	2015			2014
	Average Balance(1)	% of Total	Average Rate	Average Balance(1)	% of Total	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$16,195	41.4%	1.4%	$11,833	37.6%	1.3%
Savings accounts (including money market accounts)	9,774	25.0	1.0	5,023	16.0	0.9
Brokered deposits	13,167	33.6	2.3	14,603	46.4	2.1
Total interest-bearing deposits	$39,136	100.0%	1.6%	$31,459	100.0%	1.6%

Nine months ended September 30 ($ in millions)	2015			2014
	Average Balance(1)	% of Total	Average Rate	Average Balance(1)	% of Total	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$15,002	40.8%	1.4%	$10,330	35.9%	1.2%
Savings accounts (including money market accounts)	7,939	21.6	1.0	3,901	13.5	0.9
Brokered deposits	13,827	37.6	2.2	14,568	50.6	2.0
Total interest-bearing deposits	$36,768	100.0%	1.6%	$28,799	100.0%	1.5%
______________________

(1)	Average balances are based on monthly balances. Calculation of daily averages at this time involves undue burden and expense. We believe our average balance data is representative of our operations.
Our deposit liabilities provide funding with maturities ranging from one day to ten years. At September 30, 2015, the weighted average maturity of our interest-bearing time deposits was 2.3 years. See Note 7. Deposits to our condensed consolidated and combined financial statements for more information on their maturities.

The following table summarizes deposits by contractual maturity at September 30, 2015.

($ in millions)	3 Months or Less	Over 3 Months but within 6 Months	Over 6 Months but within 12 Months	Over 12 Months	Total
U.S. deposits (less than $100,000)(1)	$5,126	$888	$2,717	$11,668	$20,399
U.S. deposits ($100,000 or more)
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	1,604	1,747	3,877	4,243	11,471
Savings accounts (including money market accounts)	8,269	—	—	—	8,269
Brokered deposits:
Sweep accounts	409	—	—	—	409
Total	$15,408	$2,635	$6,594	$15,911	$40,548
______________________

(1)	Includes brokered certificates of deposit for which underlying individual deposit balances are assumed to be less than $100,000.
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
The following table summarizes expected contractual maturities of the investors’ interests in securitized financings at September 30, 2015.

($ in millions)	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years	Total
Scheduled maturities of long-term borrowings—owed to securitization investors:
MNT(1)	$743	$8,266	$2,188	$—	$11,197
SFT	375	1,875	—	—	2,250
SRT	76	117	—	—	193
Total long-term borrowings—owed to securitization investors	$1,194	$10,258	$2,188	$—	$13,640
______________________

(1)	Excludes subordinated classes of MNT notes that we own.
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
The following table summarizes for each of our trusts the three-month rolling average excess spread at September 30, 2015.

	Note Principal Balance ($ in millions)	# of Series Outstanding	Three-Month Rolling Average Excess Spread(1)
MNT(2)	$12,625	22	14.5% to 18.2%
SFT	$2,250	9	13.5%
SRT	$193	1	39.3%
______________________

(1)
Represents the excess spread (generally calculated as interest income collected from the applicable pool of loan receivables less applicable net charge-offs, interest expense and servicing costs, divided by the aggregate principal amount of loan receivables in the applicable pool) for each trust (or, in the case of MNT, represents a range of the excess spreads relating to the particular series outstanding as of September 30, 2015 issued within the trust, omitting any series that have not been outstanding for at least three monthly periods), in each case calculated in accordance with the applicable trust or series documentation, for the three securitization monthly periods ending prior to September 30, 2015.

(2)	Includes subordinated classes of MNT notes that we own.
Third-Party Debt
Bank Term Loan
During the nine months ended September 30, 2015, we prepaid $3.6 billion in the aggregate of the Bank Term Loan, which included the use of a portion of the net proceeds from the issuance of senior unsecured notes in February and July 2015. At September 30, 2015, the total indebtedness outstanding under the Bank Term Loan following prepayments was $4.7 billion and the weighted average interest rate was 2.10%.
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
On July 23, 2015, we issued a total of $1.0 billion principal amount of 4.500% senior unsecured notes due 2025. We used a portion of the net proceeds from this issuance to prepay $0.5 billion of the Bank Term Loan.
At September 30, 2015, the aggregate principal amount of outstanding senior unsecured notes was $5.6 billion and the weighted average interest rate was 3.44%.
Related Party Debt
During the first quarter of 2015, we prepaid $655 million of the GECC Term Loan, which represented all of the remaining outstanding indebtedness under that agreement, and GECC no longer provides funding to our business.

During the periods prior to our IPO in 2014, GECC was a key source of our debt funding pursuant to various intercompany funding arrangements.
The aggregate interest and fees incurred with respect to funding provided by GECC to us was $4 million for the nine months ended September 30, 2015 and $15 million and $105 million for the three and nine months ended September 30, 2014, respectively.
Short-Term Borrowings
Except as described above, there were no material short-term borrowings for the periods presented.
Undrawn securitized financings
At September 30, 2015, we had an aggregate of $6.6 billion of undrawn committed capacity on our securitized financings, subject to customary borrowing conditions, from private lenders under two of our existing securitization programs.
Other
At September 30, 2015, we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
Off-Balance Sheet Items—Guarantees
We do not have any significant off-balance sheet items, including guarantees of third-party obligations. Guarantees are contracts or indemnification agreements that contingently require us to make a guaranteed payment or perform an obligation to a third-party based on certain trigger events. At September 30, 2015, we had not recorded any contingent liabilities in our Condensed Consolidated Statement of Financial Position related to any guarantees.
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
The Bank Term Loan also contains financial covenants (to be tested on a quarterly basis) that require (i) the Company and, until the Company is subject to or elects to report under Basel III, the Bank to maintain a minimum Tier 1 common ratio of not less than 10% (calculated in accordance with Basel I or Basel III, as applicable), (ii) the Company to maintain minimum liquidity of not less than $4.0 billion and (iii) the Bank to maintain minimum liquidity of not less than $2.0 billion. The Bank Term Loan includes customary events of default, including the occurrence of a change of control (which will not be triggered by our separation from GE) and the occurrence of certain material adverse regulatory events.
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
If we do not satisfy any of the covenants discussed above, the maturity of amounts outstanding thereunder may be accelerated and become payable. We were in compliance with all of these covenants at September 30, 2015.

Our real estate leases also include various covenants, but typically do not include financial covenants. If we do not satisfy the covenants in the real estate leases, the leases may be terminated and we may be liable for damage claims. At September 30, 2015, we were not in default under any of our credit facilities and had not received any notices of default under any of our real estate leases.
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
We maintain a liquidity portfolio, which consists of cash and equivalents primarily in the form of deposits with the Federal Reserve Bank and short-term obligations of the U.S. Treasury. At September 30, 2015 we had $15.3 billion of liquid assets, compared to $12.9 billion of liquid assets at December 31, 2014. The increase in liquid assets was primarily due to deposit growth, partially offset by receivable growth and prepayments of long-term debt.
As a general matter, investments included in our liquidity portfolio are expected to be highly liquid, giving us the ability to readily convert them to cash. The level and composition of our liquidity portfolio may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.
As additional sources of liquidity, at September 30, 2015, we had an aggregate of $6.6 billion of undrawn committed capacity, subject to customary borrowing conditions, from private lenders under two of our existing securitization programs, and we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.

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
In connection with our separation from GE, we filed the related application to the Federal Reserve Board on April 30, 2015. On October 14, 2015, we received approval from the Federal Reserve Board to become a standalone savings and loan holding company, to retain control of the Bank and to retain control of our nonbank subsidiaries following the completion of the exchange offer. We do not currently pay dividends. After the completion of the exchange offer, our board of directors intends to consider our policy regarding the payment and amount of dividends and may consider stock repurchases, in each case consistent with maintaining capital ratios well in excess of minimum regulatory requirements. For a further discussion of our separation from GE, see “Item 1 Business—GE Ownership and Our Separation from GE” in our 2014 Form 10-K. We are targeting common equity Tier 1 ratios well in excess of regulatory “well-capitalized” levels.
The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend on many factors, including the financial condition, earnings, capital and liquidity requirements of us and the Bank, corporate law and contractual restrictions and other factors that our board of directors deems relevant. In addition, banking laws and regulations and our banking regulators may limit our ability to pay dividends and make repurchases of our stock. For a discussion of regulatory restrictions on our and the Bank’s ability to pay dividends and our ability to repurchase stock, see “Risk Factors—Risks Relating to Regulation—We may pay dividends or repurchase our common stock, which may reduce the amount of funds available to satisfy our indebtedness; the Bank is subject to restrictions that limit its ability to pay dividends to us, which could limit our ability to pay dividends or make payments on our indebtedness” in our 2014 Form 10-K. There can be no assurance that we will declare and pay any dividends or repurchase any stock in the future.
Regulatory Capital Requirements - Synchrony Financial
As a savings and loan holding company, we historically have not been required to maintain any specific amount of minimum capital. Upon our separation from GE, we will be subject to minimum capital requirements under the applicable U.S. Basel III capital rules. For more information, see “Regulation—Savings and Loan Holding Company Regulation” in our 2014 Form 10-K.

The following table sets forth at September 30, 2015 and December 31, 2014 the composition of our capital ratios for the Company calculated under the Basel III and Basel I regulatory capital standards, respectively.

	Basel III Transition		Basel I
	At September 30, 2015		At December 31, 2014		Minimum to be Well- Capitalized under Prompt Corrective Action Provisions
($ in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital	$12,064	18.8%	$10,106	16.2%	$6,424	10.0%
Tier 1 risk-based capital	$11,229	17.5%	$9,297	14.9%	$5,139	8.0%
Tier 1 leverage	$11,229	14.6%	$9,297	12.5%	$3,858	5.0%
Common equity Tier 1 capital	$11,229	17.5%	N/A	N/A	$4,176	6.5%
Tier 1 common equity	N/A	N/A	$9,297	14.9%	N/A	N/A

	Basel III Fully Phased-in (estimated)
	At September 30, 2015		At December 31, 2014
($ in millions)	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital	$10,854	16.6%	$9,277	14.5%
The increase in our estimated Common equity Tier 1 capital ratio, as calculated under Basel III on a fully phased-in basis, was primarily due to the retention of the Company’s net earnings for the nine months ended September 30, 2015, partially offset by an increase in risk-weighted assets primarily due to growth in our loan receivables.
Non-GAAP Measures
As a new savings and loan holding company, the Company historically has not been required by regulators to disclose capital ratios, and therefore these capital ratios are non-GAAP measures. We believe these capital ratios are useful measures to investors because they are widely used by analysts and regulators to assess the capital position of financial services companies, although our Basel I Tier 1 common ratio is not a Basel I defined regulatory capital ratio, and our Basel I common ratio and Basel III common equity Tier 1 capital ratio may not be comparable to similarly titled measures reported by other companies. Our Basel I Tier 1 common ratio is the ratio of Tier 1 common equity to total risk-weighted assets, each as calculated in accordance with the U.S. Basel I capital rules. Our Basel III common equity Tier 1 capital ratio is the ratio of common equity Tier 1 capital to total risk-weighted assets, each as calculated in accordance with the U.S. Basel III capital rules. Our Basel III capital ratios (on a fully phased-in basis) are a preliminary estimate reflecting management’s interpretation of the final Basel III capital rules adopted in July 2013 by the Federal Reserve Board, which have not been fully implemented, and our estimate and interpretations are subject to, among other things, ongoing regulatory review and implementation guidance. The following tables set forth a reconciliation of each component of our capital ratios set forth above to the comparable GAAP component at September 30, 2015 and December 31, 2014.

($ in millions)	At September 30, 2015	At December 31, 2014
Equity to Tier 1 capital, Tier 1 common equity and Risk-based capital
Total equity	$12,158	$10,478
Unrealized (gains) / losses on investment securities	—	—
Disallowed goodwill and other disallowed intangible assets	(1,595)	(1,181)

Basel I - Tier 1 capital and Tier 1 common equity		$9,297

Adjustments for certain other intangible assets and deferred tax liabilities		(20)

Adjustments for certain deferred tax liabilities and certain items in accumulated comprehensive income (loss)	291

Basel III - Common equity Tier 1 (fully phased-in)	$10,854	$9,277

Adjustments related to capital components during transition	375

Tier 1 capital and Tier 1 common equity(1)	$11,229	9,297

Allowance for loan losses includible in risk-based capital	835	809

Risk-based capital(1)	$12,064	$10,106

Total assets to leveraged assets
Total assets(2)	$77,995	$75,707
Disallowed goodwill and other disallowed intangible assets, net of related deferred tax liabilities	(931)	(1,181)
Other	104	79

Total assets for leverage capital purposes(1)	$77,168	$74,605

Risk-weighted assets - Basel I	N/A	$62,270

Risk-weighted assets - Basel III (fully phased-in)(3)	$65,278	$64,162

Risk-weighted assets - Basel III (transition)(3)	$64,244	N/A

______________________

(1)
At September 30, 2015, regulatory capital amounts are calculated under Basel III rules, subject to transition provisions. At December 31, 2014, regulatory capital amounts are calculated under Basel I rules.

(2)	Represents total average assets for the three months ended September 30, 2015 and total assets at December 31, 2014.

(3)
Key differences between Basel III transition rules and fully phased-in Basel III rules relate to the calculation of risk-weighted assets including, but not limited to, risk weighting of deferred tax assets and adjustments for certain intangible assets.

Regulatory Capital Requirements - Synchrony Bank
At September 30, 2015 and December 31, 2014, the Bank met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. Effective January 1, 2015, the Bank became subject to the U.S. Basel III regulatory capital standards, subject to transition provisions. The following table sets forth the composition of the Bank’s capital ratios calculated under the new Basel III rules at September 30, 2015 and calculated under Basel I rules at December 31, 2014.

	Bank		Minimum to be Well- Capitalized under Prompt Corrective Action Provisions - Basel III
At September 30, 2015 ($ in millions)	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital	$7,343	15.9%	$3,007	6.5%
Total risk-based capital	$7,946	17.2%	$4,625	10.0%
Tier 1 risk-based capital	$7,343	15.9%	$3,700	8.0%
Tier 1 leverage	$7,343	13.3%	$2,765	5.0%

	Bank		Minimum to be Well- Capitalized under Prompt Corrective Action Provisions - Basel I
At December 31, 2014 ($ in millions)	Amount	Ratio	Amount	Ratio
Total risk-based capital	$7,100	17.1%	$4,152	10.0%
Tier 1 risk-based capital	$6,559	15.8%	$2,491	6.0%
Tier 1 leverage	$6,559	13.4%	$2,449	5.0%
Under the Bank’s Operating Agreement with the OCC, which it entered into on January 11, 2013 in connection with its acquisition of the deposit business of MetLife, and regulatory capital requirements adopted by the OCC, the Bank must maintain minimum levels of capital, which have historically been higher than the minimum levels required under the applicable Basel capital standards. The minimum levels of capital required under the Operating Agreement (calculated in accordance with U.S. Basel I capital rules) are as follows (i) Total risk-based capital of 11.0%; (ii) Tier 1 risk-based capital of 7.0%; and (iii) Tier 1 leverage of 6.0%. The Bank's regulatory capital was in excess of these thresholds at September 30, 2015 and December 31, 2014.
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
As a savings and loan holding company, Synchrony is subject to regulation, supervision and examination by the Federal Reserve Board. As a large provider of consumer financial services, we are also subject to regulation, supervision and examination by the CFPB. Until the GE SLHC Deregistration, we will be deemed for regulatory purposes to be controlled by GECC, which is also a savings and loan holding company and is subject to regulation, supervision and examination by the Federal Reserve Board. In addition, the Financial Stability Oversight Council has designated GECC as a nonbank systemically important financial institution under the Dodd-Frank Act.
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

ITEM 1. FINANCIAL STATEMENTS
Synchrony Financial and subsidiaries
Condensed Consolidated and Combined Statements of Earnings
(Unaudited)
____________________________________________________________________________________________

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except per share data)	2015	2014	2015	2014
Interest income:
Interest and fees on loans (Note 4)	$3,379	$3,116	$9,685	$8,964
Interest on investment securities	13	7	34	18
Total interest income	3,392	3,123	9,719	8,982
Interest expense:
Interest on deposits	159	126	442	331
Interest on borrowings of consolidated securitization entities	54	57	159	158
Interest on third-party debt	76	46	229	46
Interest on related party debt (Note 13)	—	15	4	105
Total interest expense	289	244	834	640
Net interest income	3,103	2,879	8,885	8,342
Retailer share arrangements	(723)	(693)	(2,004)	(1,877)
Net interest income, after retailer share arrangements	2,380	2,186	6,881	6,465
Provision for loan losses (Note 4)	702	675	2,129	2,120
Net interest income, after retailer share arrangements and provision for loan losses	1,678	1,511	4,752	4,345
Other income:
Interchange revenue	135	101	358	269
Debt cancellation fees	61	68	187	208
Loyalty programs	(122)	(84)	(294)	(190)
Other	10	11	54	36
Total other income	84	96	305	323
Other expense:
Employee costs	268	239	757	639
Professional fees	162	149	480	424
Marketing and business development	115	115	305	295
Information processing	77	47	214	152
Other	221	178	638	625
Total other expense	843	728	2,394	2,135
Earnings before provision for income taxes	919	879	2,663	2,533
Provision for income taxes (Note 12)	345	331	996	955
Net earnings	$574	$548	$1,667	$1,578

Earnings per share
Basic	$0.69	$0.70	$2.00	$2.16
Diluted	$0.69	$0.70	$2.00	$2.16

See accompanying notes.

Synchrony Financial and subsidiaries
Condensed Consolidated and Combined Statements of Comprehensive Income (Unaudited)
____________________________________________________________________________________________

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2015	2014	2015	2014

Net earnings	$574	$548	$1,667	$1,578

Other comprehensive income (loss)
Investment securities	2	—	(1)	5
Currency translation adjustments	(5)	(2)	(10)	(1)
Other	—	—	1	—
Other comprehensive income (loss)	(3)	(2)	(10)	4

Comprehensive income	$571	$546	$1,657	$1,582
Amounts presented net of taxes.

See accompanying notes.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Financial Position
____________________________________________________________________________________________

($ in millions)	At September 30, 2015	At December 31, 2014
	(Unaudited)
Assets
Cash and equivalents	$12,271	$11,828
Investment securities (Note 3)	3,596	1,598
Loan receivables: (Notes 4 and 5)
Unsecuritized loans held for investment	38,325	34,335
Restricted loans of consolidated securitization entities	25,195	26,951
Total loan receivables	63,520	61,286
Less: Allowance for loan losses	(3,371)	(3,236)
Loan receivables, net	60,149	58,050
Loan receivables held for sale (Note 4)	—	332
Goodwill	949	949
Intangible assets, net (Note 6)	646	519
Other assets(a)	1,831	2,431
Total assets	$79,442	$75,707

Liabilities and Equity
Deposits: (Note 7)
Interest-bearing deposit accounts	$40,408	$34,847
Non-interest-bearing deposit accounts	140	108
Total deposits	40,548	34,955
Borrowings: (Notes 5 and 8)
Borrowings of consolidated securitization entities	13,640	14,967
Bank term loan	4,651	8,245
Senior unsecured notes	5,590	3,593
Related party debt (Note 13)	—	655
Total borrowings	23,881	27,460
Accrued expenses and other liabilities	2,855	2,814
Total liabilities	$67,284	$65,229

Equity:
Common Stock, par share value $0.001 per share; 4,000,000,000 shares authorized, 833,824,286 and 833,764,589 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	$1	$1
Additional paid-in capital	9,431	9,408
Retained earnings	2,746	1,079
Accumulated other comprehensive income (loss):
Investment securities	(1)	—
Currency translation adjustments	(18)	(8)
Other	(1)	(2)
Total equity	12,158	10,478
Total liabilities and equity	$79,442	$75,707
_______________________
(a) Other assets include restricted cash and equivalents of $317 million and $1,104 million at September 30, 2015 and December 31, 2014, respectively.
See accompanying notes.

Synchrony Financial and subsidiaries
Condensed Consolidated and Combined Statements of Changes in Equity
(Unaudited)
____________________________________________________________________________________________

	Common Stock
($ in millions, shares in thousands)	Shares	Amount	Additional Paid-in Capital	Parent's Net Investment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity

Balance at January 1, 2014	—	$—	$—	$5,973	$—	$(13)	$5,960
Comprehensive income:
Net earnings	—	—	—	1,030	548	—	1,578
Other comprehensive income	—	—	—	—	—	4	4
Changes in Parent's net investment	—	—	—	(603)	—	—	(603)
Conversion of parent's net investment into common stock	705,271	1	6,399	(6,400)	—	—	—
Issuance of common stock	128,494	—	2,842	—	—	—	2,842
Stock-based compensation	—	—	5	—	—	—	5
Other	—	—	155	—	—	—	155
Balance at September 30, 2014	833,765	$1	$9,401	$—	$548	$(9)	$9,941

Balance at January 1, 2015	833,765	$1	$9,408	$—	$1,079	$(10)	$10,478
Comprehensive income:
Net earnings	—	—	—	—	1,667	—	1,667
Other comprehensive income	—	—	—	—	—	(10)	(10)
Stock-based compensation	59	—	24	—	—	—	24
Other	—	—	(1)	—	—	—	(1)
Balance at September 30, 2015	833,824	$1	$9,431	$—	$2,746	$(20)	$12,158

See accompanying notes.

Synchrony Financial and subsidiaries
Condensed Consolidated and Combined Statements of Cash Flows
(Unaudited)
____________________________________________________________________________________________

	Nine months ended September 30,
($ in millions)	2015	2014
Cash flows - operating activities
Net earnings	$1,667	$1,578
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for loan losses	2,129	2,120
Deferred income taxes	(32)	(213)
Depreciation and amortization	127	96
(Increase) decrease in interest and fees receivable	(18)	274
(Increase) decrease in other assets	8	129
Increase (decrease) in accrued expenses and other liabilities	125	261
All other operating activities	289	49
Cash from (used for) operating activities	4,295	4,294

Cash flows - investing activities
Maturity and redemption of investment securities	2,747	19
Purchases of investment securities	(4,747)	(100)
Acquisition of loan receivables	(1,056)	—
Net (increase) decrease in restricted cash and equivalents	787	(363)
Proceeds from sale of loan receivables	392	—
Net (increase) decrease in loan receivables	(3,433)	(3,189)
All other investing activities	(300)	(278)
Cash from (used for) investing activities	(5,610)	(3,911)

Cash flows - financing activities
Borrowings of consolidated securitization entities
Proceeds from issuance of securitized debt	2,806	3,800
Maturities and repayment of securitized debt	(4,132)	(4,069)
Third-party debt
Proceeds from issuance of third-party debt	1,995	11,593
Maturities and repayment of third-party debt	(3,594)	(505)
Related party debt
Proceeds from borrowings of related party debt	—	1,615
Maturities and repayment of related party debt	(655)	(9,265)
Net increase (decrease) in deposits	5,373	6,822
Proceeds from initial public offering	—	2,842
Net transfers to Parent	—	(603)
All other financing activities	(35)	(124)
Cash from (used for) financing activities	1,758	12,106

Increase (decrease) in cash and equivalents	443	12,489
Cash and equivalents at beginning of period	11,828	2,319
Cash and equivalents at end of period	$12,271	$14,808
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
On October 14, 2015, we received approval from the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) to become a standalone savings and loan holding company, to retain control of Synchrony Bank (the “Bank”) and to retain control of our nonbank subsidiaries following the completion of GE’s offer to exchange shares of GE common stock for all of our shares of our common stock owned by GE (the “exchange offer”). As part of our planned separation from GE, on October 19, 2015, GE commenced the exchange offer. In connection with the exchange offer, we filed a Registration Statement on Form S-4 (No. 333-207479) with the Securities and Exchange Commission.
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
Interim Period Presentation
The condensed consolidated and combined financial statements and notes thereto are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed consolidated and combined financial statements should not be considered as necessarily indicative of results that may be expected for the entire year. These condensed consolidated and combined financial statements should be read in conjunction with our 2014 annual consolidated and combined financial statements and the related notes in our Annual Report on Form 10-K for the year ended December 31, 2014 (our "2014 Form 10-K"). Effective for the first quarter of 2015 and subsequent interim periods, the Company is following a calendar quarter. Previously, it was the longstanding practice of GE and GECC, our parent companies, to establish interim quarterly closing dates using a fiscal calendar that required our business to close its books on a Sunday. We label our quarterly information using a calendar convention, that is, first quarter is labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30.
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

NOTE 3.    INVESTMENT SECURITIES
All of our investment securities are classified as available-for-sale and are held to meet our liquidity objectives or to comply with the Community Reinvestment Act. Our investment securities consist of the following:

	September 30, 2015				December 31, 2014
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
($ in millions)	cost	gains	losses	fair value	cost	gains	losses	fair value
Debt
U.S. government and federal agency	$3,197	$2	$—	$3,199	$1,252	$—	$—	$1,252
State and municipal	51	—	(1)	50	57	1	(1)	57
Residential mortgage-backed(a)	335	2	(5)	332	271	3	(3)	271
U.S. corporate debt	—	—	—	—	3	—	—	3
Equity	15	—	—	15	15	—	—	15
Total	$3,598	$4	$(6)	$3,596	$1,598	$4	$(4)	$1,598
_______________________

(a)
At September 30, 2015 and December 31, 2014 all of our residential mortgage-backed securities related to securities issued by government-sponsored entities and are pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve Discount Window advances. All residential mortgage-backed securities are collateralized by U.S. mortgages.

The following table presents the estimated fair values and gross unrealized losses of our available-for-sale investment securities:

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
($ in millions)	fair value	losses	fair value	losses
At September 30, 2015
Debt
U.S. government and federal agency	$450	$—	$—	$—
State and municipal	26	(1)	—	—
Residential mortgage-backed	175	(2)	64	(3)
Equity	1	—	—	—
Total	$652	$(3)	$64	$(3)

At December 31, 2014
Debt
U.S. government and federal agency	$700	$—	$—	$—
State and municipal	—	—	34	(1)
Residential mortgage-backed	30	—	85	(3)
Total	$730	$—	$119	$(4)
We regularly review investment securities for impairment using both qualitative and quantitative criteria. We presently do not intend to sell our securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell these securities before recovery of our amortized cost.

There were no other-than-temporary impairments recognized for the three and nine months ended September 30, 2015 and 2014.
Contractual Maturities of Investments in Available-for-Sale Debt Securities (excluding residential mortgage-backed securities)

	Amortized	Estimated
At September 30, 2015 ($ in millions)	cost	fair value

Due
Within one year	$1,398	$1,398
After one year through five years	$1,800	$1,802
After five years through ten years	$—	$—
After ten years	$50	$49
We expect actual maturities to differ from contractual maturities because borrowers have the right to prepay certain obligations.
There were no material realized gains or losses recognized for the three and nine months ended September 30, 2015 and 2014.
Although we generally do not have the intent to sell any specific securities held at September 30, 2015, in the ordinary course of managing our investment securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield, liquidity requirements and funding obligations.
NOTE 4.    LOAN RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

($ in millions)	September 30, 2015	December 31, 2014

Credit cards	$60,920	$58,880
Consumer installment loans	1,171	1,063
Commercial credit products	1,380	1,320
Other	49	23
Total loan receivables, before allowance for losses(a)(b)	$63,520	$61,286
_______________________

(a)
Total loan receivables include $25.2 billion and $27.0 billion of restricted loans of consolidated securitization entities at September 30, 2015 and December 31, 2014, respectively. See Note 5. Variable Interest Entities for further information on these restricted loans.

(b)	At September 30, 2015 and December 31, 2014, loan receivables included deferred expense, net of deferred income, of $46 million.
Disposition of Loan Receivables
In the fourth quarter of 2014 and first quarter of 2015, we entered into agreements to sell certain credit card portfolios associated with two retail partners whose program agreements with us were not extended beyond their contractual expiration dates in 2015.  These portfolios were previously classified as loan receivables held for sale in our Condensed Consolidated Statement of Financial Position. In the second quarter of 2015, we sold these portfolios for total proceeds of $392 million and recognized a pre-tax gain of $20 million within other income in our Condensed Consolidated and Combined Statement of Earnings.

Allowance for Loan Losses

($ in millions)	Balance at July 1, 2015	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2015

Credit cards	$3,229	$691	$(765)	$147	$3,302
Consumer installment loans	23	6	(8)	2	23
Commercial credit products	49	5	(11)	2	45
Other	1	—	—	—	$1
Total	$3,302	$702	$(784)	$151	$3,371

($ in millions)	Balance at July 1, 2014	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2014

Credit cards	$2,939	$663	$(711)	$145	$3,036
Consumer installment loans	20	7	(7)	3	23
Commercial credit products	47	5	(11)	2	43
Total	$3,006	$675	$(729)	$150	$3,102

($ in millions)	Balance at January 1, 2015	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2015

Credit cards	$3,169	$2,083	$(2,413)	$463	$3,302
Consumer installment loans	22	15	(24)	10	23
Commercial credit products	45	30	(35)	5	45
Other	—	1	—	—	$1
Total	$3,236	$2,129	$(2,472)	$478	$3,371

($ in millions)	Balance at January 1, 2014	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2014

Credit cards	$2,827	$2,077	$(2,284)	$416	$3,036
Consumer installment loans	19	16	(21)	9	23
Commercial credit products	46	27	(36)	6	43
Total	$2,892	$2,120	$(2,341)	$431	$3,102

Delinquent and Non-accrual Loans

At September 30, 2015 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing

Credit cards	$1,409	$1,087	$2,496	$1,087	$—
Consumer installment loans	14	2	16	—	2
Commercial credit products	28	13	41	13	—
Total delinquent loans	$1,451	$1,102	$2,553	$1,100	$2
Percentage of total loan receivables(a)	2.3%	1.7%	4.0%	1.7%	—%

At December 31, 2014 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing

Credit cards	$1,331	$1,147	$2,478	$1,147	$—
Consumer installment loans	15	2	17	—	2
Commercial credit products	28	13	41	13	—
Total delinquent loans	$1,374	$1,162	$2,536	$1,160	$2
Percentage of total loan receivables(a)	2.2%	1.9%	4.1%	1.9%	—%
______________________

(a)	Percentages are calculated based on period-end balances.
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

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Credit cards	$135	$107	$362	$311
Consumer installment loans	—	—	—	—
Commercial credit products	1	1	4	3
Total	$136	$108	$366	$314
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

At September 30, 2015 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$729	$(239)	$490	$633
Consumer installment loans	—	—	—	—
Commercial credit products	7	(3)	4	7
Total	$736	$(242)	$494	$640

At December 31, 2014 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$716	$(217)	$499	$613
Consumer installment loans	—	—	—	—
Commercial credit products	8	(3)	5	8
Total	$724	$(220)	$504	$621
Financial Effects of TDRs
As part of our loan modifications for borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following table presents the types and financial effects of loans modified and accounted for as TDRs during the periods presented:

Three months ended September 30,	2015			2014
($ in millions)	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$12	$38	$721	$14	$34	$716
Consumer installment loans	—	—	—	—	—	—
Commercial credit products	—	—	7	—	—	9
Total	$12	$38	$728	$14	$34	$725

Nine months ended September 30,	2015			2014
($ in millions)	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$37	$110	$718	$43	$105	$752
Consumer installment loans	—	—	—	—	—	—
Commercial credit products	—	1	8	—	1	11
Total	$37	$111	$726	$43	$106	$763

Payment Defaults
The following table presents the type, number and amount of loans accounted for as TDRs that enrolled in a modification plan within the previous 12 months and experienced a payment default during the periods presented. A customer defaults from a modification program after two consecutive missed payments.

Three months ended September 30,	2015		2014
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	12,406	$24	14,549	$29
Consumer installment loans	—	—	—	—
Commercial credit products	49	1	70	1
Total	12,455	$25	14,619	$30

Nine months ended September 30,	2015		2014
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	24,692	$49	31,401	$62
Consumer installment loans	—	—	—	—
Commercial credit products	91	1	135	1
Total	24,783	$50	31,536	$63
Credit Quality Indicators
Our loan receivables portfolio includes both secured and unsecured loans. Secured loan receivables are largely comprised of consumer installment loans secured by equipment. Unsecured loan receivables are largely comprised of our open-ended revolving credit card and commercial loans. As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, as well as information from credit bureaus, such as a Fair Isaac Corporation (“FICO”) or other credit scores, relating to the customer’s broader credit performance. FICO scores are generally obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three credit score categories: (i) 661 or higher, which are considered the strongest credits; (ii) 601 to 660, considered moderate credit risk; and (iii) 600 or less, which are considered weaker credits. There are certain customer accounts for which a FICO score is not available where we use alternative sources to assess their credit and predict behavior. The following table provides the most recent FICO scores available for our customers at September 30, 2015 and December 31, 2014, respectively, as a percentage of each class of loan receivable. The table below excludes 0.7% and 0.8% of our total loan receivables balance at September 30, 2015 and December 31, 2014, respectively, which represents those customer accounts for which a FICO score is not available.

	September 30, 2015			December 31, 2014
	661 or	601 to	600 or	661 or	601 to	600 or
	higher	660	less	higher	660	less

Credit cards	73.0%	19.9%	7.1%	72.5%	19.9%	7.6%
Consumer installment loans	78.5%	16.3%	5.2%	78.9%	15.7%	5.4%
Commercial credit products	86.3%	8.9%	4.8%	86.5%	8.6%	4.8%

Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and by applying the same credit standards for all of our credit products. Unused credit card lines available to our customers totaled approximately $315 billion and $297 billion at September 30, 2015 and December 31, 2014, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.
Interest Income by Product
The following table provides additional information about our interest and fees on loans from our loan receivables, including held for sale:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Credit cards	$3,315	$3,054	$9,500	$8,781
Consumer installment loans	27	25	78	72
Commercial credit products	36	37	106	111
Other	1	—	1	—
Total	$3,379	$3,116	$9,685	$8,964
NOTE 5.    VARIABLE INTEREST ENTITIES
We use VIEs to securitize loans and arrange asset-backed financing in the ordinary course of business. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE and we did not provide non-contractual support for previously transferred loan receivables to any VIE in the three and nine months ended September 30, 2015 and 2014. Our VIEs are able to accept new loan receivables and arrange new asset-backed financings, consistent with the requirements and limitations on such activities placed on the VIE by existing investors. Once an account has been designated to a VIE, the contractual arrangements we have require all existing and future loans originated under such account to be transferred to the VIE. The amount of loan receivables held by our VIEs in excess of the minimum amount required under the asset-backed financing arrangements with investors may be removed by us under random removal of accounts provisions. All loan receivables held by a VIE are subject to claims of third-party investors.
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
The table below summarizes the assets and liabilities of our consolidated securitization VIEs described above.

($ in millions)	September 30, 2015	December 31, 2014
Assets
Loan receivables, net(a)	$24,036	$25,645
Other assets(b)	203	1,134
Total	$24,239	$26,779

Liabilities
Borrowings	$13,640	$14,967
Other liabilities	53	368
Total	$13,693	$15,335
_______________________

(a)
Includes $1.2 billion and $1.3 billion of related allowance for loan losses resulting in gross restricted loans of $25.2 billion and $27.0 billion at September 30, 2015 and December 31, 2014, respectively.

(b)
Includes $117 million and $1.0 billion of segregated funds held by the VIEs at September 30, 2015 and December 31, 2014, respectively, which are classified as restricted cash and equivalents and included as a component of other assets in our Condensed Consolidated Statements of Financial Position.

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
For one of our VIEs, GECC is the servicer and we are the subservicer. At September 30, 2015 and December 31, 2014, in our capacity as a subservicer, we temporarily held $60 million and $75 million, respectively, of VIE collections which are reflected in our Condensed Consolidated Statements of Financial Position within our other liabilities as amounts payable to GECC. The VIE reflected corresponding amounts as receivables due from GECC within other assets. In addition, at September 30, 2015 and December 31, 2014, we were owed $33 million and $36 million, respectively, related to unpaid subservicing fees, which is reflected in our Condensed Consolidated Statements of Financial Position within other assets as a receivable due from GECC. The VIE reflected corresponding amounts as payable to GECC within other liabilities.
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $1.2 billion and $1.4 billion for the three months ended September 30, 2015 and 2014, respectively. Related expenses consisted primarily of provision for loan losses of $191 million and $243 million for the three months ended September 30, 2015 and 2014, respectively, and interest expense of $54 million and $57 million for the three months ended September 30, 2015 and 2014, respectively.

Income (principally, interest and fees on loans) earned by our consolidated VIEs was $3.7 billion and $3.9 billion for the nine months ended September 30, 2015 and 2014, respectively. Related expenses consisted primarily of provisions for loan losses of $713 million and $789 million for the nine months ended September 30, 2015 and 2014, respectively, and interest expense of $159 million and $158 million for the nine months ended September 30, 2015 and 2014, respectively.
The above amounts do not include intercompany transactions, principally fees and interest, which are eliminated in our condensed consolidated and combined financial statements.
NOTE 6.    INTANGIBLE ASSETS

	September 30, 2015			December 31, 2014
($ in millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related	$1,021	$(479)	$542	$849	$(405)	$444
Capitalized software	180	(76)	104	120	(45)	75
Total	$1,201	$(555)	$646	$969	$(450)	$519
During the nine months ended September 30, 2015, we recorded net additions to intangible assets subject to amortization of $232 million, primarily related to customer-related intangible assets, as well as capitalized software expenditures related to the build of our standalone information technology infrastructure.
Customer-related intangible assets primarily relate to retail partner contract acquisitions and extensions, as well as purchased credit card relationships. During the nine months ended September 30, 2015, we recorded additions to customer-related intangible assets subject to amortization of $172 million, primarily related to payments made to acquire and extend certain retail partner relationships. These additions had a weighted average amortizable life of 7 years.
Amortization expense related to retail partner contracts was $21 million and $24 million for the three months ended September 30, 2015 and 2014, respectively, and $63 million and $61 million for the nine months ended September 30, 2015 and 2014, respectively, and is included as a component of marketing and business development expense in our Condensed Consolidated and Combined Statements of Earnings. All other amortization expense was $17 million and $6 million for the three months ended September 30, 2015 and 2014, respectively, and $42 million and $19 million for the nine months ended September 30, 2015 and 2014, respectively, and is included as a component of other expense in our Condensed Consolidated and Combined Statements of Earnings.

NOTE 7.    DEPOSITS

	September 30, 2015		December 31, 2014
($ in millions)	Amount	Average rate(a)	Amount	Average rate(a)

Interest-bearing deposits	$40,408	1.6%	$34,847	1.6%
Non-interest-bearing deposits	140	—	108	—
Total deposits	$40,548		$34,955
____________________

(a)	Based on interest expense for the nine months ended September 30, 2015 and the year ended December 31, 2014 and average deposits balances.
At September 30, 2015 and December 31, 2014, interest-bearing deposits included $11.5 billion and $9.4 billion, respectively, of direct deposit certificates of $100,000 or more. At September 30, 2015, our interest-bearing time deposits maturing for the remainder of 2015 and over the next four years and thereafter were as follows:

($ in millions)	2015	2016	2017	2018	2019	Thereafter
Deposits	$3,134	$10,551	$3,757	$2,069	$3,913	$4,849
The above maturity table excludes $10.7 billion of demand deposits with no defined maturity. In addition, at September 30, 2015, we had $1.4 billion of broker network deposit sweeps procured through a program arranger who channels brokerage account deposits to us. Unless extended, the contracts associated with these broker network deposit sweeps will terminate between 2017 and 2020.

NOTE 8.    BORROWINGS

		September 30, 2015		December 31, 2014
($ in millions)	Maturity date	Amount(a)	Weighted average interest rate	Amount(a)	Weighted average interest rate

Borrowings of consolidated securitization entities	2016 - 2020	$13,640	1.4%	$14,967	1.2%
Bank term loan	2019	4,651	2.1%	8,245	2.1%
Senior unsecured notes	2017 - 2025	5,590	3.4%	3,593	3.4%
Related party debt	N/A	—	—%	655	4.2%
Total borrowings		$23,881		$27,460
___________________

(a)	The amounts presented for outstanding borrowings include unamortized debt premiums and discounts.
Borrowings of Consolidated Securitization Entities
We securitize credit card receivables as an additional source of funding. At September 30, 2015, the maturities of the borrowings of our consolidated securitization entities, for the remainder of 2015 and over the next four years and thereafter were as follows:

($ in millions)	2015	2016	2017	2018	2019	Thereafter
Borrowings of consolidated securitization entities	$12	$1,220	$6,030	$4,190	$1,163	$1,025
At September 30, 2015, we had an aggregate of $6.6 billion of undrawn committed capacity under our securitization programs.
Third-Party Debt
Bank Term Loan
During the nine months ended September 30, 2015, we prepaid $3.6 billion in the aggregate of the Bank Term Loan, which included the use of a portion of the net proceeds from the issuance of senior unsecured notes in February and July 2015.
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
On July 23, 2015, we issued a total of $1.0 billion principal amount of 4.500% senior unsecured notes due 2025. We used a portion of the net proceeds from this issuance to prepay $0.5 billion of the Bank Term Loan.
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
Recurring Fair Value Measurements
The following tables present our assets measured at fair value on a recurring basis.

At September 30, 2015 ($ in millions)	Level 1	Level 2	Level 3	Total

Assets
Investment securities
Debt
U.S. government and federal agency	$—	$3,199	$—	$3,199
State and municipal	—	—	50	50
Residential mortgage-backed	—	332	—	332
Equity	15	—	—	15
Total	$15	$3,531	$50	$3,596

At December 31, 2014 ($ in millions)

Assets
Investment securities
Debt
U.S. government and federal agency	$—	$1,252	$—	$1,252
State and municipal	—	—	57	57
Residential mortgage-backed	—	271	—	271
U.S. corporate	—	—	3	3
Equity	15	—	—	15
Total	$15	$1,523	$60	$1,598
For the nine months ended September 30, 2015, there were no securities transferred between Level 1 and Level 2 or between Level 2 and Level 3. At September 30, 2015 and December 31, 2014, we did not have any significant liabilities measured at fair value on a recurring basis.
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

The following table presents the changes in our Level 3 debt instruments that are measured on a recurring basis for the three and nine months ended September 30, 2015 and 2014.
Changes in Level 3 Instruments

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2015	2014	2015	2014

Balance at beginning of period	$54	$56	$60	$46
Net realized and unrealized gains (losses)	—	1	2	5
Purchases	—	3	—	11
Sales	—	—	(6)	—
Settlements	(4)	(2)	(6)	(4)
Balance at end of period	$50	$58	$50	$58
Non-Recurring Fair Value Measurements
We hold certain assets that have been measured at fair value on a non-recurring basis at September 30, 2015 and 2014. These assets can include repossessed assets and cost method investments that are written down to fair value when they are impaired, as well as loan receivables held for sale. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs. The assets held by us that were measured at fair value on a non-recurring basis and the effects of the remeasurement to fair value were not material for all periods presented. The estimated fair value of loan receivables held for sale exceeded their amortized cost and accordingly a remeasurement to fair value was not required during the nine months ended September 30, 2014.

Financial Assets and Financial Liabilities Carried at Other than Fair Value

	Carrying	Corresponding fair value amount
At September 30, 2015 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$12,271	$12,271	$10,736	$1,535	$—
Other assets(b)	$317	$317	$317	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$60,149	$66,552	$—	$—	$66,552

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$40,548	$40,946	$—	$40,946	$—
Borrowings of consolidated securitization entities	$13,640	$13,660	$—	$7,625	$6,035
Bank term loan	$4,651	$4,639	$—	$—	$4,639
Senior unsecured notes	$5,590	$5,640	$—	$5,640	$—

	Carrying	Corresponding fair value amount
At December 31, 2014 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$11,828	$11,828	$8,153	$3,675	$—
Other assets(b)	$1,104	$1,104	$1,104	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$58,050	$64,113	$—	$—	$64,113
Loan receivables held for sale(c)	$332	$351	$—	$—	$351

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$34,955	$35,442	$—	$35,442	$—
Borrowings of consolidated securitization entities	$14,967	$14,985	$—	$7,912	$7,073
Bank term loan	$8,245	$8,204	$—	$—	$8,204
Senior unsecured notes	$3,593	$3,660	$—	$3,660	$—
Related party debt	$655	$655	$—	$—	$655
_______________________

(a)
For cash and cash equivalents, carrying value approximates fair value due to the liquid nature and short maturity of these instruments. Cash equivalents classified as Level 2 represent U.S. Government and Federal Agency debt securities with original maturities of three months or less.

(b)	This balance relates to restricted cash and equivalents, which is included in other assets.

(c)
Under certain retail partner program agreements, the expected sales proceeds related to the sale of their credit card portfolio may be limited to the amounts owed by our customers, which may be less than the fair value indicated above.

NOTE 10.    REGULATORY AND CAPITAL ADEQUACY
As a savings and loan holding company, we are subject to regulation, supervision and examination by the Federal Reserve Board. We historically have not been required to maintain any specific amount of minimum capital. Upon our separation from GE, we will be subject to minimum capital requirements under the applicable U.S. Basel III capital rules. See Note 11. Regulatory and Capital Adequacy to our 2014 annual consolidated and combined financial statements in our 2014 Form 10-K for additional information on these capital requirements.
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
At September 30, 2015 and December 31, 2014, the Bank met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. To be categorized as well-capitalized, the Bank must maintain minimum common equity Tier 1, total risk-based, Tier 1 risk-based, and leverage ratios as set forth in the following table. The Federal Reserve Board and FDIC final rules applicable to the Bank include new minimum and "well-capitalized" risk-based capital and leverage ratios, effective January 1, 2015, and redefine the definition of what constitutes "capital" for purposes of calculating these ratios. There are no conditions or events subsequent to September 30, 2015 that management believes have changed the Bank’s capital category.
The actual capital amounts and ratios and the required minimums of the Bank are as follows:

At September 30, 2015 ($ in millions)	Actual		Minimum for capital adequacy purposes(b)		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio	Amount	Ratio

Common equity Tier I capital	$7,343	15.9%	$2,081	4.5%	$3,007	6.5%
Total risk-based capital	$7,946	17.2%	$3,700	8.0%	$4,625	10.0%
Tier 1 risk-based capital	$7,343	15.9%	$2,775	6.0%	$3,700	8.0%
Tier 1 leverage	$7,343	13.3%	$2,212	4.0%	$2,765	5.0%

At December 31, 2014 ($ in millions)	Actual		Minimum for capital adequacy purposes(b)		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio	Amount	Ratio

Total risk-based capital	$7,100	17.1%	$3,322	8.0%	$4,152	10.0%
Tier 1 risk-based capital	$6,559	15.8%	$1,661	4.0%	$2,491	6.0%
Tier 1 leverage	$6,559	13.4%	$1,959	4.0%	$2,449	5.0%
_______________________

(a)
Capital ratios are calculated based on the Basel III Standardized Approach framework, subject to applicable transition provisions, as of September 30, 2015 and are calculated based on Basel I capital framework as of December 31, 2014.

(b)
Under the Bank’s Operating Agreement with the OCC entered into on January 11, 2013, the Bank must maintain minimum levels of capital (calculated in accordance with U.S. Basel I capital rules) as follows (i) Total risk-based capital of 11.0%; (ii) Tier 1 risk-based capital of 7.0%; and (iii) Tier 1 leverage of 6.0%. The Bank's regulatory capital was in excess of these thresholds at September 30, 2015 and December 31, 2014.

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
The following table presents the calculation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2015	2014	2015	2014
Net earnings	$574	$548	$1,667	$1,578

Weighted average common shares outstanding, basic	834	782	834	731
Effect of dilutive securities	2	—	1	—
Weighted average common shares outstanding, dilutive	836	782	835	731

Earnings per basic common share	$0.69	$0.70	$2.00	$2.16
Earnings per diluted common share	$0.69	$0.70	$2.00	$2.16
We have issued certain stock based awards under the Synchrony Financial 2014 Long-Term Incentive Plan. A total of approximately 1 million and 6 million shares related to these awards were considered anti-dilutive and therefore were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2015 and 2014, respectively.
NOTE 12.    INCOME TAXES
We are included in the consolidated U.S. federal and state income tax returns of GE where applicable, but also file certain separate state and foreign income tax returns. The tax provision is presented on a separate company basis as if we were a separate filer. The effects of tax adjustments and settlements from taxing authorities are presented in our condensed consolidated and combined financial statements in the period to which they relate as if we were a separate filer. Our current obligations for taxes are settled with our parent on an estimated basis and adjusted in later periods in which those settlements are finalized. We recognize the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. In calculating the provision for interim income taxes, in accordance with Accounting Standards Codification 740, Income Taxes, we apply an estimated annual effective tax rate to year-to-date ordinary income. At the end of each interim period, we estimate the effective tax rate expected to be applicable for the full fiscal year. See “Management's Discussion and Analysis—Critical Accounting Estimates” in our 2014 Form 10-K, for a discussion of the significant judgments and estimates related to income taxes.
We are under continuous examination by the Internal Revenue Service (“IRS”) and the tax authorities of various states as part of their audit of GE’s tax returns. The IRS is currently auditing GE's consolidated U.S. income tax returns for 2010 and 2011. We are under examination in various states going back to 2007 as part of their audit of GE’s tax returns. We believe that there are no issues or claims that are likely to significantly impact our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties that could result from such examinations.

Tax Sharing and Separation Agreement
In connection with the IPO, we entered into a Tax Sharing and Separation Agreement, (“TSSA”), which governs certain separation-related tax matters between the Company and GE following the IPO. The TSSA governs the allocation of the responsibilities for the taxes of the GE group between GE and the Company. The TSSA also allocates rights, obligations and responsibilities in connection with certain administrative matters relating to the preparation of tax returns and control of tax audits and other proceedings relating to taxes. See Note 15. Income Taxes to our 2014 annual consolidated and combined financial statements in our 2014 Form 10-K for additional information on the TSSA.
Unrecognized Tax Benefits

($ in millions)	September 30, 2015	December 31, 2014
Unrecognized tax benefits, excluding related interest expense and penalties	$119	$102
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	79	68
Accrued interest on unrecognized tax benefits	3	1
Accrued penalties on unrecognized tax benefits	—	—
____________________

(a)
Includes gross state and local unrecognized tax benefits net of the effects of associated U.S. federal income taxes. Excludes amounts attributable to any related valuation allowances resulting from associated increases in deferred tax assets.

As a separate public company, we will continue to compute our unrecognized tax benefits on a separate return basis and we will settle our liabilities, as required, in accordance with the TSSA. It is reasonably possible that the gross balance of unrecognized tax benefits may increase or decrease in the next twelve months; however, it is not possible to estimate the amount. The amount of uncertain tax liabilities that may be resolved in the next twelve months is not expected to be material to our results of operations.
NOTE 13.    RELATED PARTY TRANSACTIONS
Services Provided by GE
GE and its subsidiaries, including GECC, have provided and continue to provide a variety of services to us.
In connection with the IPO, we entered into various agreements with GE and its affiliates that now govern our relationship with GE and GECC following the IPO. On July 30, 2014, we entered into a Master Agreement with GECC and, for certain limited purposes only, GE (the “Master Agreement”). The Master Agreement sets forth our agreements with GE and GECC relating to the ownership of certain assets and the allocation of certain liabilities in connection with the separation of the Company from GECC. It also sets forth other agreements governing our relationship with GECC and its affiliates after the IPO. For more information on agreements with GE and its affiliates, see Note 16. Related Party Transactions to our 2014 annual consolidated and combined financial statements in our 2014 Form 10-K.
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

The following table sets forth the direct costs, indirect costs and interest expense related to services and funding provided by GE for the periods indicated.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Direct costs(a)	$77	$85	$228	$211
Indirect costs(a)	—	—	—	134
Interest expense(b)	—	15	4	105
Total expenses for services and funding provided by GECC	$77	$100	$232	$450
_______________________

(a)	Direct and indirect costs are included in the other expense line items in our Condensed Consolidated and Combined Statements of Earnings.

(b)	Included in interest expense in our Condensed Consolidated and Combined Statements of Earnings.
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
Interest Expense
For the nine months ended September 30, 2015 and the period subsequent to the IPO in 2014, interest expense represents interest accruing on the GECC Term Loan, which was repaid in full during the first quarter of 2015. For the periods prior to the IPO in 2014, interest expense represents interest cost assessed to us from GECC’s centralized treasury function based on fixed and floating interest rates, plus funding related costs that include charges for liquidity and other treasury costs.
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
NOTE 14.    LEGAL PROCEEDINGS AND REGULATORY MATTERS
In the normal course of business, from time to time, we have been named as a defendant in various legal proceedings, including arbitrations, class actions and other litigation, arising in connection with our business activities. Certain of the legal actions include claims for substantial compensatory and/or punitive damages, or claims for indeterminate amounts of damages. We are also involved, from time to time, in reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our business (collectively, “regulatory matters”), which could subject us to significant fines, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished income and damage to our reputation. We contest liability and/or the amount of damages as appropriate in each pending matter. In accordance with applicable accounting guidance, we establish an accrued liability for legal and regulatory matters when those matters present loss contingencies which are both probable and reasonably estimable.
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
Our estimate of reasonably possible losses involves significant judgment, given the varying stages of the proceedings, the existence of numerous yet to be resolved issues, the breadth of the claims (often spanning multiple years), unspecified damages and/or the novelty of the legal issues presented. Based on our current knowledge, we do not believe that we are a party to any pending legal proceeding or regulatory matters that would have a material adverse effect on our condensed consolidated financial condition or liquidity. However, in light of the uncertainties involved in such matters, the ultimate outcome of a particular matter could be material to our operating results for a particular period depending on, among other factors, the size of the loss or liability imposed and the level of our earnings for that period, and could adversely affect our business and reputation.
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
The 2014 CFPB Consent Order also resolved a separate CFPB investigation related to potential violations of the Equal Credit Opportunity Act as a result of the Bank’s omission of certain Spanish-speaking customers and customers residing in Puerto Rico from certain statement credit and settlement offers that were made to certain delinquent customers. The Bank identified this issue through an audit of its collection operations, reported it to the CFPB and initiated a remediation program. The CFPB referred the issue to the Department of Justice (the “DOJ”), which initiated a civil investigation. At the same time we entered into the 2014 CFPB Consent Order, we entered into a consent order with the DOJ (the “2014 DOJ Consent Order,” and together with the 2014 CFPB Consent Order, the “2014 Consent Orders”) to settle a complaint filed by the DOJ on June 19, 2014 in the United States District Court for the District of Utah that made similar allegations to those alleged in the 2014 CFPB Consent Order. The 2014 DOJ Consent Order was approved by the Court on June 26, 2014. The 2014 DOJ Consent Order is similar to the 2014 CFPB Consent Order and does not impose any additional requirements on us. The 2014 Consent Orders require us to complete our remediation program by providing additional payments, balance credits and balance waivers of approximately $37 million and to update our credit bureau reporting relating to the affected accounts. In the first quarter of 2015, we determined that our remediation program will require us to provide approximately $35 million in additional remediation. At June 30, 2015, we had substantially completed our consumer remediation program, which consisted of approximately $182 million of balance credits and waivers to previously charged-off accounts and $15 million of other credits or payments. This remediation program included $132 million of voluntary remediation completed prior to the 2014 Consent Orders. In the third quarter of 2015, we completed our remediation program by providing approximately $4 million of additional remediation. In addition to the consumer remediation, the 2014 Consent Orders require us to implement a fair lending compliance plan (including fair lending reviews, audits and training), which will, in part, be satisfied by our existing compliance processes.
Although we do not believe that the 2014 Consent Orders themselves will have a material adverse effect on our results of operations going forward, we cannot be sure whether the settlements will have an adverse impact on our reputation or whether any similar actions will be brought by state attorneys general or others, all of which could have a material adverse effect on us.
On October 30, 2014, the United States Trustee, which is part of the DOJ, filed an application in In re Nyree Belton, a Chapter 7 bankruptcy case pending in the U.S. Bankruptcy Court for the Southern District of New York for orders authorizing discovery of the Bank pursuant to Rule 2004 of the Federal Rules of Bankruptcy Procedure, related to an investigation of the Bank’s credit reporting. The discovery, which is ongoing, concerns allegations made in Belton et al. v. GE Capital Consumer Lending, a putative class action adversary proceeding pending in the same Bankruptcy Court. In the Belton adversary proceeding, which was filed on April 30, 2014, plaintiff alleges that the Bank violates the discharge injunction under Section 524(a)(2) of the Bankruptcy Code by attempting to collect discharged debts and by failing to update and correct credit information to credit reporting agencies to show that such debts are no longer due and owing because they have been discharged in bankruptcy. Plaintiff seeks declaratory judgment, injunctive relief and an unspecified amount of damages. On December 15, 2014, the Bankruptcy Court entered an order staying the adversary proceeding pending an appeal to the District Court of the Bankruptcy Court’s order denying the Bank’s motion to compel arbitration. On October 14, 2015, the District Court reversed the Bankruptcy Court and instructed the Bankruptcy Court to grant the motion to compel arbitration.
On October 15, 2015, the Bank received a Civil Investigative Demand from the CFPB seeking information related to the Bank’s credit bureau reporting with respect to sold accounts. The information sought by the CFPB generally relates to the allegations made in Belton et al. v. GE Capital Consumer Lending,

Other Matters
On September 27, 2013, Secure Axcess LLC, filed a complaint against the Bank as well as other defendants in the U.S. District Court for the Eastern District of Texas, for patent infringement related to the Bank’s alleged use of website authenticity technology referred to as “Safe Keys.” The complaint seeks unspecified damages. On September 9, 2014, the U.S. Patent Office instituted two petitions to review the validity of the Secure Axcess patent at issue in the pending litigation and on September 29, 2014, the Court stayed the action pending the resolution of the U.S. Patent Office’s review. On April 13, 2015, at the request of the Bank and several other parties, the U.S. Patent Office instituted a third petition to review the validity of the Secure Axcess patent at issue in the pending litigation. On May 12, 2015, U.S. Patent Office consolidated the Bank’s petition with one of the earlier-filed petitions. In the third quarter of 2015, the Bank entered into a settlement to resolve this matter. Pursuant to the settlement, the case was dismissed on September 14, 2015.
The Bank is a defendant in two putative class actions alleging claims under the federal Telephone Consumer Protection Act (“TCPA”), where the plaintiffs assert that they received calls on their cellular telephones relating to accounts not belonging to them. In both cases, the complaints allege that the Bank placed calls to consumers by an automated telephone dialing system or using a pre-recorded message or automated voice without their consent and seek up to $1,500 for each violation. The amount of damages sought in the aggregate is unspecified. Abdeljalil et al. v. GE Capital Retail Bank was filed on August 22, 2012 in the U.S. District Court for the Southern District of California, originally naming GECC as the defendant. In August 2013, the Court denied without prejudice GECC’s motion to dismiss the class allegations. GECC subsequently was dismissed and the plaintiffs amended the complaint to name the Bank as the defendant. On March 26, 2015, the Court entered an order granting class certification under Federal Rule of Civil Procedure 23(b)(3) (for damages) and denying class certification under Federal Rule of Civil Procedure 23(b)(2) (for injunctive relief). The Bank is seeking reconsideration of the order. Hofer et al. v. Synchrony Bank was filed on November 4, 2014 in the U.S. District Court for the Eastern District of Missouri. In addition to the Abdeljalil and Hofer developments discussed above, the Bank has resolved five other putative class actions that made similar claims under the TCPA on an individual basis with the class representative. Travaglio et al. v. GE Capital Retail Bank and Allied Interstate LLC was filed on January 17, 2014 in the U.S. District Court for the Middle District of Florida and dismissed on October 9, 2014. Fitzhenry v. Lowe’s Companies Inc. and GE Capital Retail Bank was filed on May 29, 2014 in the U.S. District Court for the District of South Carolina and dismissed on October 20, 2014. Cowan v. GE Capital Retail Bank was filed on May 14, 2014 in the U.S. District Court for the District of Connecticut and dismissed on July 8, 2015.  Pittman et al. v. GE Capital d/b/a GE Capital Retail Bank was filed on July 29, 2014 in the U.S. District Court for the Northern District of Alabama and dismissed on August 20, 2015. Dubanoski et al. v. Wal-Mart Stores, Inc., for which the Bank indemnified the defendant, was filed on February 27, 2015 in the United States District Court for the Northern District of Illinois and dismissed on September 1, 2015.

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
Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at September 30, 2015, we estimate that net interest income over the following 12-month period would increase by approximately $102 million.
For an additional discussion of our exposure to market risk, refer to “Management's Discussion and Analysis—Quantitative and Qualitative Disclosures about Market Risk” in our 2014 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

No change in internal control over financial reporting occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of legal proceedings, see Note 14. Legal Proceedings and Regulatory Matters to our condensed consolidated and combined financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors included in our 2014 Form 10-K under the heading “Risk Factors” other than the risks relating to us or our common stock included under “Risk Factors” in the prospectus that forms a part of our Registration Statement on Form S-4 (No. 333-207479).

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

Synchrony Financial
(Registrant)

October 30, 2015	/s/ Brian D. Doubles
Date	Brian D. Doubles Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
4*	Instruments defining rights of holders of long-term debt
10.1†
Services Agreement, dated as of September 15, 2015, between Retail Finance Servicing, LLC and First Data Resources, LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Synchrony Financial on September 15, 2015)

10.2
Letter, dated as of October 19, 2015, delivered by General Electric Capital Corporation and acknowledged and agreed to by General Electric Company and Synchrony Financial (incorporated by reference to Exhibit 10.116 of the Registration Statement on Form S-4 filed by Synchrony Financial on October 19, 2015 (No. 333-207479))

12.1	Statement of Ratio of Earnings to Fixed Charges
31(a)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
31(b)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
32	Certification Pursuant to 18 U.S.C. Section 1350.
101
The following materials from Synchrony Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated and Combined Statements of Earnings for the three and nine months ended September 30, 2015 and 2014, (ii) Condensed Consolidated and Combined Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Financial Position at September 30, 2015 and December 31, 2014, (iv) Condensed Consolidated and Combined Statements of Changes in Equity for the nine months ended September 30, 2015 and 2014, (v) Condensed Consolidated and Combined Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (vi) Notes to Condensed Consolidated and Combined Financial Statements.

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