Form 10-K
period 2015-12-31
Synchrony Financial
filed 2016-02-25
CIK 1601712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Title of class
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the outstanding common equity of the registrant held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $4,231,311,700.
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 22, 2016 was 833,828,859.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held May 19, 2016, is incorporated by reference into Part III to the extent described therein.

Synchrony Financial

Certain Defined Terms
Except as the context may otherwise require in this report, references to:

•	“we,” “us,” “our” and the “Company” are to SYNCHRONY FINANCIAL and its subsidiaries;

•	“Synchrony” are to SYNCHRONY FINANCIAL only;

•	“GE” are to General Electric Company and its subsidiaries;

•	“GECC” are to General Electric Capital Corporation (a subsidiary of GE) and its subsidiaries;

•	the “Bank” are to Synchrony Bank (a subsidiary of Synchrony);

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
We provide a range of credit products through programs we have established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which, in our business and in this report, we refer to as our “partners.” The terms of the programs all require cooperative efforts between us and our partners of varying natures and degrees to establish and operate the programs. Our use of the term “partners” to refer to these entities is not intended to, and does not, describe our legal relationship with them, imply that a legal partnership or other relationship exists between the parties or create any legal partnership or other relationship. The “average length of our relationship” with respect to a specified partner, group of partners or programs is measured on a weighted average basis by platform revenue for the year ended December 31, 2015 for those partners or for all partners participating in a program, based on the date each partner relationship or program, as applicable, started. Information with respect to partner “locations” in this report is given at December 31, 2015.
Unless otherwise indicated, references to “loan receivables” do not include loan receivables held for sale.

“Synchrony” and its logos and other trademarks referred to in this report, including, CareCredit®, Quickscreen®, Dual Card™ and eQuickscreen™ belong to us. Solely for convenience, we refer to our trademarks in this report without the ™ and ® symbols, but such references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights to our trademarks. Other service marks, trademarks and trade names referred to in this report are the property of their respective owners.
On our website at www.synchronyfinancial.com, we make available under the "Investors-SEC Filings" menu selection, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such reports or amendments are electronically filed with, or furnished to, the SEC. Materials that we file or furnish to the SEC may also be read and copied at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information that we file electronically with the SEC.
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

Statements in this report that we are the largest provider of private label credit cards in the United States (based on purchase volume and receivables) are based on issue number 1,062 of “The Nilson Report,” a subscription-based industry newsletter, dated April 2015 (based on 2014 data).
Non-GAAP Measures
To assess and internally report the revenue performance of our three sales platforms, we use a measure we refer to as “platform revenue.” Platform revenue is the sum of three line items in our Consolidated and Combined Statements of Earnings prepared in accordance with U.S. generally accepted accounting principles (“GAAP”): “interest and fees on loans,” plus “other income,” less “retailer share arrangements.” Platform revenue itself is not a measure presented in accordance with GAAP. For a reconciliation of platform revenue to interest and fees on loans, see “Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Platform Analysis.” In calculating platform revenue, we deduct retailer share arrangements but do not deduct other line item expenses, such as interest expense, provision for loan losses and other expense, because those items are managed for the business as a whole. We believe that platform revenue is a useful measure to investors because it represents management’s view of the net revenue contribution of each of our platforms. This measure should not be considered a substitute for interest and fees on loans or other measures of performance we report in accordance with GAAP.
We also present certain capital ratios for the Company at December 31, 2015. These capital ratios include common equity Tier 1 capital ("CET1") as calculated under the U.S. Basel III capital rules on a fully phased-in basis, which is not currently required by our regulators to be disclosed and, as such, is considered to be a non-GAAP measure. In addition, we also present certain capital ratios for the Company at December 31, 2014, as calculated under the U.S. Basel I capital rules, which are also considered to be non-GAAP measures. We believe these capital ratios are useful measures to investors because they are widely used by analysts and regulators to assess the capital position of financial services companies, although these ratios may not be comparable to similarly titled measures reported by other companies. For a reconciliation of the components of these capital ratios to their nearest comparable GAAP component, see “Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital.”

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
Forward-looking statements are based on management’s current expectations and assumptions, and are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, actual results could differ materially from those indicated in these forward-looking statements. Factors that could cause actual results to differ materially include global political, economic, business, competitive, market, regulatory and other factors and risks, such as: the impact of macroeconomic conditions and whether industry trends we have identified develop as anticipated; retaining existing partners and attracting new partners, concentration of our platform revenue in a small number of Retail Card partners, promotion and support of our products by our partners, and financial performance of our partners; higher borrowing costs and adverse financial market conditions impacting our funding and liquidity, and any reduction in our credit ratings; our ability to securitize our loans, occurrence of an early amortization of our securitization facilities, loss of the right to service or subservice our securitized loans, and lower payment rates on our securitized loans; our ability to grow our deposits in the future; changes in market interest rates and the impact of any margin compression; effectiveness of our risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, our ability to manage our credit risk, the sufficiency of our allowance for loan losses and the accuracy of the assumptions or estimates used in preparing our financial statements; our ability to offset increases in our costs in retailer share arrangements; competition in the consumer finance industry; our concentration in the U.S. consumer credit market; our ability to successfully develop and commercialize new or enhanced products and services; our ability to realize the value of strategic investments; reductions in interchange fees; fraudulent activity; cyber-attacks or other security breaches; failure of third parties to provide various services that are important to our operations; our transition to a replacement third-party vendor to manage the technology platform for our online retail deposits; disruptions in the operations of our computer systems and data centers; international risks and compliance and regulatory risks and costs associated with international operations; alleged infringement of intellectual property rights of others and our ability to protect our intellectual property; litigation and regulatory actions; damage to our reputation; our ability to attract, retain and motivate key officers and employees; tax legislation initiatives or challenges to our tax positions and state sales tax rules and regulations; a material indemnification obligation to GE under the tax sharing and separation agreement with GE (the "TSSA") if we cause the split-off from GE or certain preliminary transactions to fail to qualify for tax-free treatment or in the case of certain significant transfers of our stock following the split-off; obligations associated with being an independent public company; regulation, supervision, examination and enforcement of our business by governmental authorities, the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the impact of the Consumer Financial Protection Bureau’s (the “CFPB”) regulation of our business; changes to our methods of offering our CareCredit products; impact of capital adequacy rules and liquidity requirements; restrictions that limit our ability to pay dividends and repurchase our common stock, and restrictions that limit the Bank’s ability to pay dividends to us; regulations relating to privacy, information security and data protection; use of third-party vendors and ongoing third-party business relationships; and failure to comply with anti-money laundering and anti-terrorism financing laws.
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

PART I.
ITEM 1. BUSINESS
Our Company
____________________________________________________________________________________________
We are one of the premier consumer financial services companies in the United States. Our roots in consumer finance trace back to 1932, and today we are the largest provider of private label credit cards in the United States based on purchase volume and receivables. We provide a range of credit products through programs we have established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” Through our partners’ over 350,000 locations across the United States and Canada, and their websites and mobile applications, we offer their customers a variety of credit products to finance the purchase of goods and services. During 2015, we financed $113.6 billion of purchase volume, and at December 31, 2015, we had $68.3 billion of loan receivables and 68.3 million active accounts. Our active accounts represent a geographically diverse group of both consumers and businesses, with an average FICO score of 715 for consumer active accounts at December 31, 2015. For the years ended December 31, 2015 and 2014, we had net earnings of $2.2 billion and $2.1 billion, respectively, representing a return on assets of 2.9% and 3.2%, respectively.
Our business benefits from longstanding and collaborative relationships with our partners, including some of the nation’s leading retailers and manufacturers with well-known consumer brands, such as Lowe’s, Walmart, Amazon and Ethan Allen. We believe our partner-centric business model has been successful because it aligns our interests with those of our partners and provides substantial value to both our partners and our customers. Our partners promote our credit products because they generate increased sales and strengthen customer loyalty. Our customers benefit from instant access to credit, discounts and promotional offers. We seek to differentiate ourselves through deep partner integration and our extensive marketing expertise. We have omni-channel (in-store, online and mobile) technology and marketing capabilities, which allow us to offer and deliver our credit products instantly to customers across multiple channels. For example, the purchase volume in our Retail Card platform from our online and mobile channels increased by 21% in 2015.
We conduct our operations through a single business segment. Our revenue activities are managed through three sales platforms: Retail Card, Payment Solutions and CareCredit. Retail Card is a leading provider of private label credit cards, and also provides Dual Cards and small- and medium-sized business credit products. Payment Solutions is a leading provider of promotional financing for major consumer purchases, offering primarily private label credit cards and installment loans. CareCredit is a leading provider of promotional financing to consumers for elective healthcare procedures or services, such as dental, veterinary, cosmetic, vision and audiology.
We offer our credit products primarily through our wholly-owned subsidiary, the Bank. Through the Bank, we offer, directly to retail and commercial customers, a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”), including certificates of deposit, individual retirement accounts (“IRAs”), money market accounts and savings accounts. We also take deposits at the Bank through third-party securities brokerage firms that offer our FDIC-insured deposit products to their customers. We have expanded and continue to expand our online direct banking operations to increase our deposit base as a source of stable and diversified low cost funding for our credit activities. We had $43.4 billion in deposits at December 31, 2015.

Formation and Regulation of Synchrony
____________________________________________________________________________________________
Synchrony is a holding company for the legal entities that historically conducted GE’s North American retail finance business. Synchrony was incorporated in Delaware on September 12, 2003, but prior to April 1, 2013 conducted no business. During the period from April 1, 2013 to September 30, 2013, as part of a regulatory restructuring, substantially all of the assets and operations of GE’s North American retail finance business, including the Bank, were transferred to Synchrony. The remaining assets and operations of that business subsequently were transferred to Synchrony in connection with our initial public offering (the “IPO”), which closed in 2014. Following the IPO, GE owned approximately 84.6% of our common stock.
On October 14, 2015, we received approval from the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") to become a stand-alone savings and loan holding company, to retain control of the Bank and to retain control of our nonbank subsidiaries following the completion of GE’s offer to exchange shares of GE common stock for all of our shares of our common stock owned by GE (the “exchange offer”). On November 17, 2015, we announced the completion of the exchange offer and our separation from GE (the "Separation"). Following the Separation, GE no longer owns any of our outstanding common stock.
As a savings and loan holding company, the Company is subject to regulation, supervision and examination by the Federal Reserve Board. In addition, as a large provider of consumer financial services, the Company is subject to regulation, supervision and examination by the CFPB.
The Bank is a federally chartered savings association and therefore is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency of the U.S. Treasury (the “OCC”), which is its primary regulator, and by the CFPB. In addition, the Bank, as an insured depository institution, is supervised by the FDIC.
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
Our Sales Platforms
____________________________________________________________________________________________
We offer our credit products through three sales platforms: Retail Card, Payment Solutions and CareCredit. Set forth below is a summary of certain information relating to our Retail Card, Payment Solutions and CareCredit platforms:

(in thousands)	Retail Card	Payment Solutions	CareCredit
Approximate partner locations (at December 31, 2015)	40	115	195
Average active accounts for the year ended December 31, 2015	50,358	7,478	4,807

______________________

(1)	For a definition of platform revenue, which is a non-GAAP measure, and its reconciliation to interest and fees on loans, see “Results of Operations—Platform Analysis—Non-GAAP Measure”.

Retail Card
Retail Card is a leading provider of private label credit cards, and also provides Dual Cards and small and medium-sized business credit products. Retail Card accounted for $7.4 billion, or 69% of our total platform revenue for the year ended December 31, 2015. Substantially all of the credit extended in this platform is on standard (i.e., non-promotional) terms.
Retail Card’s platform revenue consists of interest and fees on our loan receivables, plus other income, less retailer share arrangements. Other income primarily consists of interchange fees earned on Dual Card transactions (when the card is used outside of our partners’ sales channels) and fees paid to us by customers who purchase our debt cancellation products, less loyalty program payments.
Retail Card Partners
We have ongoing Retail Card programs with 22 national and regional retailers, which have approximately 40,000 retail locations and include department stores, specialty retailers, mass merchandisers, e-retailers (multi-channel and online retailers) and oil and gas retailers. The average length of our relationship with our ongoing Retail Card partners is 17 years.

Retail Card platform revenue by retail market

Mass merchandisers
Department stores
Specialty retailers
E-retailers
Oil and gas retailers
3.4%
11.2%
46.9%
19.2%
19.3%

Note: Hotels <1%

______________________

(*)	Partner program previously included in Payment Solutions sales platform.

During the year ended December 31, 2015, we added the following new Retail Card partners:

•	BP (program commenced May 2015)

•	Stash Hotels (program commenced October 2015)

•	Citgo (program expected to commence in the first quarter of 2016)
We also extended our program agreements with Amazon, Chevron, Dick's Sporting Goods and PayPal during the year ended December 31, 2015. Program agreements accounting for nearly 90% of Retail Card platform revenue for the year ended December 31, 2015 currently have an expiration date in 2019 or beyond. Set forth below is certain information regarding the current scheduled expiration dates of our ongoing 22 Retail Card partner programs:

Scheduled program expiration[1]

0%
3%
6%
23%
16%
23%
28%
2016
2017
2018
2019
2020
2021
2022+
Partners(2)
0
1
4
2
2
5
8

______________________

(1)	Percentages stated as a proportion of total Retail Card platform revenue for the year ended December 31, 2015.

(2)	Excludes certain credit card portfolios that were sold or have not been renewed which represented 1% of our total Retail Card platform revenue for the year ended December 31, 2015.

Our five largest programs are with Retail Card partners: Gap, JCPenney, Lowe’s, Sam’s Club and Walmart. These programs accounted in aggregate for 49% of our total platform revenue for the year ended December 31, 2015 and 51% of loan receivables at December 31, 2015. Our programs with JCPenney and Walmart each accounted for more than 10% of our total platform revenue and JCPenney, Lowe's and Walmart each accounted for more than 10% of our total platform interest and fees and other income, in each case for the year ended December 31, 2015. Sam’s Club is a subsidiary of Walmart that is a separate contracting entity with its own program agreement with us, which we report separately from the Walmart program. For purposes of the information provided in this paragraph with respect to Walmart, the platform revenue and interest and fees and other income from the Sam's Club program have not been included.
The length of our relationship with each of these five Retail Card partners is over 16 years, and in the case of Lowe's, 37 years. All of these program agreements have been renewed in recent years and expire in 2019 or beyond.
Retail Card Program Agreements

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
Term
Retail Card program agreements typically have contract terms ranging from approximately five to ten years. Many program agreements have renewal clauses that provide for automatic renewal for one or more years until terminated by us or our partner. We typically seek to renew the program agreements well in advance of their termination dates.
Exclusivity
The program agreements typically are exclusive for the products we offer and limit our partners’ ability to originate or promote other private label or co-branded credit cards during the term of the agreement.
Retailer share arrangements
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
Other economic terms
In addition to the retailer share arrangements, the program agreements typically provide that the parties will develop a marketing plan to support the program, and they set the terms by which a joint marketing budget is funded, the basic terms of the rewards program linked to the use of our product (such as opportunities to receive double rewards points for purchases made on a Retail Card product), and the allocation of costs related to the rewards program.

Termination
The program agreements set forth the circumstances in which a party may terminate the agreement prior to expiration. Our program agreements generally permit us and our partner to terminate the agreement prior to its scheduled termination date for various reasons, including if the other party materially breaches its obligations. Some program agreements also permit our partner to terminate the program if we fail to meet certain service levels or change certain key cardholder terms or our credit criteria, we fail to achieve certain approval rate targets with respect to approvals of new customers, we elect not to increase the program size when the outstanding loan receivables under the program reach certain thresholds, or we are not adequately capitalized, or if certain force majeure events occur or certain changes in our ownership occur. Certain of these program agreements are also subject to early termination by a party if the other party has a material adverse change in its financial condition. Historically, these rights have not typically been triggered or exercised. Some of our program agreements provide that, upon termination or expiration, our partner may purchase or designate a third party to purchase the accounts and loan receivables generated with respect to its program at fair market value or a stated price, including all related customer data.
Payment Solutions
Payment Solutions is a leading provider of promotional financing for major consumer purchases, offering private label credit cards and installment loans. Payment Solutions accounted for $1.7 billion, or 15%, of our total platform revenue for year ended December 31, 2015. Substantially all of the credit extended in Payment Solutions is promotional financing.
Payment Solutions’ platform revenue primarily consists of interest and fees on our loan receivables, including “merchant discounts,” which are fees paid to us by our partners in almost all cases to compensate us for all or part of the foregone interest income associated with promotional financing. The types of promotional financing we offer include: deferred interest (interest accrues during a promotional period and becomes payable if the full purchase amount is not paid off during the promotional period), no interest (no interest on a promotional purchase) and reduced interest (interest is assessed monthly at a promotional interest rate during the promotional period). As a result, during the promotional period we do not generate interest income or generate it at a lower rate, although we continue to generate fee income relating to late fees on required minimum payments.
Payment Solutions Partners
In Payment Solutions, we create customized credit programs for national and regional retailers, manufacturers, buying groups, industry associations and our own individually-branded industry programs, which are available to participating merchants, dealers and retail outlets to provide financing offers to their customers.
At December 31, 2015, our Payment Solutions partners had approximately 115,000 retail locations. Payment Solutions is diversified by program, with no one Payment Solutions program accounting for more than 1.2% of our total platform revenue for the year ended December 31, 2015. At December 31, the average length of our relationships with our ten largest Payment Solutions programs was 11 years.

Payment Solutions platform revenue by retail market
Home furnishings/flooring
Electronics/appliances
Home specialty
Automotive
Power (motorcycles, ATVs and lawn and garden)
Other retail
Jewelry and other luxury items
42.9%
20.3%
10.5%
8.9%
7.5%
6.3%
3.6%

Top 10 Payment Solutions programs[(1)]

Partner (length of relationship in years)	Category
American Signature Furniture (3)	Home furnishings
Ashley Furniture HomeStore (4)	Home furnishings
Discount Tire (17)	Automotive
hhgregg (17)	Electronics and appliances retailer
North American Home Furnishings Association (6)	Home furnishings
P.C. Richard & Son (17)	Electronics and appliances retailer
Rooms To Go (13)	Home furnishings
Select Comfort (12)	Home furnishings
Sleepy's (15)	Home furnishings
Yamaha Motor Corp. USA (11)	Power

_____________________

(1)	Based on platform revenue for the year ended December 31, 2015.
In Payment Solutions, we generally partner with sellers of “big-ticket” products or services (generally priced from $500 to $25,000) to consumers where our financing products provide strong incremental value to our partners and their customers. We also promote all of our programs through direct marketing activities such as industry trade publications, trade shows and sales efforts by dedicated internal and external sales teams, leveraging our existing partner network or through endorsements from manufacturers, buying groups and industry associations. Our broad array of point of sale technologies and quick enrollment process allow us to quickly and cost-effectively integrate new partners.
During the year ended December 31, 2015, we added the following key Payment Solutions programs:

•	Guitar Center (program commenced third quarter of 2015)

•	Mattress Firm (program expected to commence second quarter of 2016)

•	Newegg (program commenced fourth quarter of 2015)

•	The Container Store (program expected to commence in the second quarter of 2016)

We also extended our program agreements associated with some of our key partner relationships, including Discount Tire, Sleepy’s, P.C. Richard & Son, Conn's, Polaris Industries, Mohawk Flooring, Art Van Furniture and MEGA Group USA during the year ended December 31, 2015.
Payment Solutions Program Agreements
National and Regional Retailers and Manufacturers
The terms of our program agreements with national and regional retailers and manufacturers are typically similar to the terms of our Retail Card program agreements in that we are the exclusive program provider of financing for the national or regional retailer or manufacturer with respect to the financing products that we offer. Some program agreements, however, allow the merchant to use a second source lender after an application has been submitted to us and declined. The term of the program agreements generally run from three to five years and are subject to termination prior to the scheduled termination date by us or our partner for various reasons, including if the other party materially breaches its obligations. Some of these programs also permit our partner to terminate the program if we change certain key cardholder terms, elect not to increase the program size when the outstanding loan receivables under the program reach certain thresholds, certain force majeure events occur, certain changes in our ownership occur, or there is a material adverse change in our financial condition. A few of these programs also may be terminated at will by the partner on specified notice to us (e.g., several months). Many of these program agreements have renewal clauses which allow the program agreement to be renewed for successive one or more year terms until terminated by us or our partner. We typically negotiate with program participants to renew the program agreements well in advance of their termination dates.

We control credit criteria and issue credit cards or provide installment loans to customers who qualify under those credit criteria. We own the underlying accounts and all loan receivables generated under the program from the time of origination. Our Payment Solutions program agreements set forth the program’s economic terms, including the merchant discount applicable to each promotional finance offering. We typically do not pay fees to our Payment Solutions partners pursuant to any retailer share arrangements, but in some cases we pay a sign-up fee to a partner or provide volume-based rebates on the merchant discount paid by the partner. In addition to the credit programs, we also process general purpose card transactions for some merchants and dealers under programs with manufacturers as their acquiring bank within most of the credit card network associations, for which we receive an interchange fee.
Buying Groups and Industry Associations
The programs we have established with buying groups and industry associations, such as the North American Home Furnishings Association, Jewelers of America and MEGA Group USA, are governed by program agreements under which we make our credit products available to their respective members or dealers, but these agreements generally do not require the members or dealers to offer our products to their customers. Under the terms of the program agreements, buying groups and industry associations generally agree to support and promote the respective programs. These arrangements may include sign-up fees and volume-based incentives paid by us to the groups and their members.
Individually-Branded Programs
Our individually-branded programs are focused on specific industries, where we create either company-branded or company and partner-branded private label credit cards that are usable across all participating locations within the industry-specific network. For example, our CarCareONE program, comprised of merchants selling automotive parts, repair services and tires, covers over 23,000 locations across the United States, and cards issued may be dual branded with CarCareONE and partners such as Midas, Michelin Tires or Pep Boys. Under the terms of these programs, we establish merchant discounts applicable to each financing offer, and, in some cases, the fees we charge partners for their membership in the network.
Dealer Agreements
For the programs we have established with manufacturers, buying groups, industry associations and individually-branded programs described above, we enter into individual agreements with the merchants and dealers that offer our credit products under these programs. These agreements generally are not exclusive and some parties who offer our financing products also offer financing from our competitors. Our agreements generally continue until terminated by either party, with termination typically available to either party at will on 15 days’ written notice. Our dealer agreements set forth the economic terms associated with the program, including the fees charged to dealers to offer promotional financing, and in some cases allow us to periodically change the fees we charge.
CareCredit
CareCredit is a leading provider of promotional financing to consumers for elective healthcare procedures, products or services, such as dental, veterinary, cosmetic, vision and audiology. CareCredit accounted for $1.7 billion, or 16%, of our total platform revenue for the year ended December 31, 2015. Substantially all of the credit extended in CareCredit is promotional financing.
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
CareCredit Partners
The vast majority of our partners are individual and small groups of independent healthcare providers, which includes networks of healthcare practitioners that provide elective procedures that generally are not covered by insurance. The remainder are primarily national and regional healthcare providers.

CareCredit platform revenue by specialty

Dental
Veterinary
Cosmetic and dermatology
Vision
Audiology
Other markets
2.2%
3.3%
5.4%
9.4%
16.9%
62.8%

During 2015, over 165,000 healthcare provider locations either processed a CareCredit application or made a sale on a CareCredit credit card. No one CareCredit partner accounted for more than 0.3% of our total platform revenue for the year ended December 31, 2015.
We enter into provider agreements with individual healthcare providers who become part of our CareCredit network. These provider agreements are similar to the dealer agreements that govern our relationships with the merchants and dealers offering our Payment Solutions products in that the agreements are not exclusive and typically may be terminated at will on 15 days’ notice. There are typically no retailer share arrangements with partners in CareCredit.
At December 31, 2015, we had relationships with over 100 professional and other associations (including the American Dental Association and the American Animal Hospital Association), manufacturers and buying groups, which endorse and promote our credit products to their members. Of these relationships, over 60 were paid endorsements linked to member enrollment in, and volume under, the relevant program.
We screen potential partners using a variety of criteria, including whether the potential provider specializes in one of our approved specialties, carries the appropriate licensing and certifications, and has a strong credit history. We also screen potential partners for reputational issues. We work with professional and other associations, manufacturers, buying groups, industry associations and healthcare consultants to educate their constituents about the products and services we offer. We believe our ability to attract new partners is aided by our customer satisfaction rate, which our research in 2015 shows is 91%. We also approach individual healthcare service providers through direct mail and advertising, and at trade shows.
During the year ended December 31, 2015, we added the following new CareCredit relationships:

•	Launched an endorsement program with VSP Vision Care, a leading vision insurance provider

•	Expanding acceptance of our CareCredit credit card to nearly 4,600 Rite Aid locations across the United States

Our Customers
____________________________________________________________________________________________
Acquiring and Marketing to Retail Card & Payment Solutions Customers
We work directly with our partners using their distribution network, communication channels and customer interactions to market our products to their customers and potential customers. We believe our presence at our partners’ points of sale and our ability to make credit decisions instantly for a customer that is already predisposed to make a purchase enables us to acquire new customer accounts at significantly lower costs than general purpose card issuers, who typically market directly to consumers through mass mailings and advertising.

To acquire new customers, we collaborate with our partners and leverage our marketing expertise to create marketing programs that promote our products for creditworthy customers. Frequently, our partners market the availability of credit as part of (and with little incremental cost to) the advertising for their goods and services. Our marketing programs include marketing offers (e.g., 10% off the customer’s first purchase) and consumer communications that are delivered through a variety of channels, including in-store signage, online advertising, retailer website placement, associate communication, emails, text messages, direct mail campaigns, advertising circulars, and outside marketing via television, radio and print. We also employ our proprietary Quickscreen and eQuickscreen acquisition methods to make targeted pre-approved credit offers at the point-of-sale both in-store and online. Our Quickscreen and eQuickscreen technology allows us to run customer information that we have obtained from our partners through our risk models in advance so that when these customers seek to make payment for goods and services at our partners in-store or online point of sale, we can make a credit offer instantly, if appropriate. Based on our experience, due to the personalized and immediate nature of the offer, Quickscreen and eQuickscreen significantly outperform traditional direct-to-consumer pre-approved channels, such as direct mail or email, in response rate and dollar spending.
Acquiring and Marketing to CareCredit Customers
We market our products through our provider network by training our network providers on the advantages of CareCredit products and by making marketing materials available for providers to use to promote the program and educate customers. Our training helps our providers learn to discuss payment options during the pre-treatment consultation phase, including the option to apply for a CareCredit credit card and the offer of promotional credit. According to a 2015 survey of our CareCredit customers, 49% indicated that they would have postponed or reduced the scope of treatment if financing was not offered by their provider. Consumers can apply for our CareCredit products in the provider’s office or online via the web or mobile device.
We also market our products to potential and existing customers directly through our web-based partner locator, which allows customers to search for healthcare service providers that accept the CareCredit credit card by desired geography and provider type. According to our records, our CareCredit partner locator averaged over 700,000 hits per month during the year ended December 31, 2015. We believe our partners recognize the locator as an important source of new customer acquisition.
Customer Relationship Management ("CRM") / Analytics
After a customer obtains one of our products, our marketing programs encourage card utilization by continuing to communicate our products’ value propositions (such as, depending on the program, promotional financing offers, cardholder events, product discounts, dollar-off certificates, account holder sales, reward points and offers, new product announcements and previews, and free or reduced cost gift wrapping, alteration or delivery services) through our partners’ distribution channels.
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
Our extensive marketing activities targeted to existing customers have yielded high levels of re-use across both our Payment Solutions and CareCredit sales platforms. During the year ended December 31, 2015, 27% and 50% of purchase volume across our Payment Solutions platform and CareCredit network, respectively, resulted from repeat use at one or more retailers or providers.
Digital and mobile capabilities
We continue to develop our digital capabilities to help drive an improved mobile and online experience for our customers. Our mobile applications deliver customized features, including rewards, retail offers, and alerts. We also have enhanced the digital capabilities of our online banking experience, which, among other things, allows customers to access their accounts from any device.

We continue to expand the use of our credit cards within various mobile wallets in order to further enhance the user experience for our customers. In 2015, as well as enabling our Dual Card products for use in mobile wallets, we provided the capability to offer private label cards through Apple Pay, and enabled the use of our Payment Solutions and CareCredit cards in Samsung Pay.

Loyalty Programs
The retail loyalty cards we manage typically provide cardholders with rewards in the form of merchandise discounts that are earned by achieving a pre-set spending level on their private label credit card or Dual Card. The merchandise discounts can be mailed to the cardholder, accessed online, or may be immediately redeemable at the partner’s store. Other programs provide cash back or reward points, which are redeemable for a variety of products or awards. These loyalty programs are designed to generate incremental purchase volume per customer, while reinforcing the value of the card to the customer and strengthening customer loyalty. In the future, we intend to offer loyalty programs to customers that utilize non-credit payment types such as cash, debit or check. These multi-tender loyalty programs will allow our partners to market to an expanded customer base, and allow us access to additional prospective cardholders.
Commercial Customers
In addition to our efforts to acquire consumer cardholders, we are increasing our focus on small to mid-sized commercial customers. We offer these customers private label credit cards and Dual Cards that can be used at our Retail Card partners and are similar to our consumer offerings. We are also increasing our focus on marketing our commercial pay-in-full accounts receivable product that supports a wide range of business customers.
Our Credit Products
____________________________________________________________________________________________
We offer three principal types of credit products: credit cards, commercial credit products and consumer installment loans. We also offer a debt cancellation product.
The following table sets forth each credit product by type and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at December 31, 2015.

		Promotional Offer
Credit Product	Standard Terms Only	Deferred Interest	Other Promotional	Total
Credit cards	67.1%	17.1%	12.1%	96.3%
Commercial credit products	1.9	—	—	1.9
Consumer installment loans	—	—	1.7	1.7
Other	0.1	—	—	0.1
Total	69.1%	17.1%	13.8%	100.0%
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

Credit under a private label credit card typically is extended either on standard terms only, which means accounts are assessed periodic interest charges using an agreed non-promotional fixed and/or variable interest rate, or pursuant to a promotional financing offer, involving deferred interest, no interest or reduced interest during a set promotional period. Promotional periods typically range between six and 48 months, but we may agree to longer terms with the partner. In almost all cases we receive a merchant discount from our partners to compensate us for all or part of the cost of providing the promotional financing feature. The terms of these promotions vary by partner, but generally the longer the deferred interest, reduced interest or interest-free period, the greater the partner’s merchant discount. Some offers permit customers to pay for a purchase in equal monthly payments with no interest or at a reduced interest rate, rather than deferring or delaying interest charges. For our deferred interest product, approximately 80% of customer transactions are typically paid off before interest is assessed.
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
Dual Cards
Our proprietary Dual Cards are general purpose credit cards that are co-branded with our partner’s own brand and may be used to make purchases of goods or services from our partner (functioning as a private label credit card), purchases from others wherever cards from those card networks are accepted (functioning as a general purpose credit card) or cash advance transactions. We currently issue Dual Cards for use on the Visa and MasterCard networks and we currently have the ability to issue Dual Cards for use on the American Express and Discover networks.
We have been granted two U.S. patents relating to the process by which our Dual Cards function as a private label credit card when used to make purchases from our partners and function as a general purpose credit card when used on the systems of other credit card associations.
Credit extended under our Dual Cards typically is extended on standard terms only. Currently, only Retail Card offers Dual Cards. At December 31, 2015, we offered Dual Cards through 16 of our 22 continuing Retail Card programs. We expect to continue to increase the number of partner programs that offer Dual Cards and seek to increase the portion of our loan receivables attributable to Dual Cards.
Charges using a Dual Card generate interchange income for us in connection with purchases made by cardholders other than in-store or online from the partner.
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
Typically, each customer with an outstanding debit balance on his or her credit card account must make a minimum payment each month. A customer may pay the total amount due at any time without penalty. We also may enter into arrangements with delinquent customers to extend or otherwise change payment schedules and to waive interest charges and/or fees.
Commercial Credit Products
We offer private label cards and co-branded cards for commercial customers that are similar to our consumer offerings. We also offer a commercial pay-in-full accounts receivable product to a wide range of business customers. We offer commercial credit products primarily through our Retail Card platform to the commercial customers of our Retail Card partners.
Installment Loans
In Payment Solutions, we originate installment loans to consumers (and a limited number of commercial customers) in the United States, primarily in the power product market. Installment loans are closed-end credit accounts where the customer pays down the outstanding balance in installments. The terms of our installment loans are governed by customer agreements and applicable laws and regulations.
Installment loans are assessed periodic interest charges using fixed interest rates. In addition to periodic interest charges, we may impose other charges and fees on loan accounts, including late fees where a customer has not made the required payment by the required due date and returned payment fees.
Debt Cancellation Products
We offer a debt cancellation product to our credit card customers online and, on a limited basis, by direct mail. Customers who choose to purchase this product are charged a monthly fee based on their ending balance on each billing statement. In return, the Bank will cancel all or a portion of a customer’s credit card balance in the event of certain qualifying life events.
Direct Banking
__________________________________________________________________________________________
Through the Bank, we offer our customers a range of FDIC-insured deposit products. The Bank also takes deposits through third-party securities brokerage firms that offer our FDIC-insured deposit products to their customers. At December 31, 2015, we had $43.4 billion in deposits, $29.7 billion of which were direct deposits (which includes deposits from banks and financial institutions) and $13.7 billion of which were brokered deposits. During 2015, direct deposits were received from approximately 230,000 customers that had a total of over 400,000 accounts. Retail customers accounted for 98% of our direct deposits (by volume) and 99% of our accounts (by number), and commercial customers accounted for the remainder as of December 31, 2015. The Bank had an 88% retention rate on certificates of deposit balances up for renewal for the year ended December 31, 2015. FDIC insurance is provided for our deposit products up to applicable limits.
We have expanded and continue to expand our online direct banking operations to increase our deposit base as a source of stable and diversified low cost funding for our credit activities. Our online platform is highly scalable allowing us to expand without having to rely on a traditional “brick and mortar” branch network. We expect the continued growth in our direct banking platform to come primarily from retail deposits.

We are growing our direct banking operations and believe we are well-positioned to benefit from the consumer-driven shift from branch banking to direct banking. According to 2014 and 2015 American Bankers Association surveys, the percentage of customers who prefer to do their banking via direct channels (internet, mail, phone and mobile) increased from 54% to 56% between 2014 and 2015, while those who prefer branch banking declined from 21% to 17% over the same period.
Our deposit products include certificates of deposit, IRAs, money market accounts and savings accounts. We market our deposit products through multiple channels including digital, print and radio advertising. Customers can apply for, fund, and service their deposit accounts at our branch in Bridgewater, NJ, online or via phone. We have dedicated banking representatives within our call centers to service deposit accounts.
To attract new deposits and retain existing ones, we intend to introduce new deposit products and enhancements to our existing products. These new and enhanced products may include the introduction of checking accounts, overdraft protection lines of credit, a bill payment account feature and Synchrony-branded debit cards, as well as enhanced small business deposit accounts and expanded affinity offers. Our focus on deposit-taking and related branding efforts will also enable us to offer other branded direct-banking products more efficiently in the future.
Fidelity National Information Services, Inc. (“FIS”) currently provides our platform for online retail deposits including a customer-facing servicing platform that customers can access via our marketing site. FIS also provides supplemental back office, IT production and development support for our direct banking operations.
During 2015, we began the process of transitioning the core banking and deposit services provided by FIS to a replacement vendor, Fiserv. We currently expect our planned transition to our new vendor will be completed in 2016.
We seek to differentiate our deposit product offerings from our competitors on the basis of brand, reputation, convenience, customer service and value. Our deposit products emphasize reliability, trust, security, convenience and attractive rates. We offer rewards to customers based on their tenure or balance amounts, including reduced fees, travel offers and concierge telephone support.
Credit Risk Management
____________________________________________________________________________________________
Credit risk management is a critical component of our management and growth strategy. Credit risk refers to the risk of loss arising from customer default when customers are unable or unwilling to meet their financial obligations to us. Our credit risk arising from consumer credit products is generally highly diversified across over 115 million open accounts at December 31, 2015, without significant individual exposures. We manage credit risk primarily according to customer segments and product types.
Customer Account Acquisition
We have developed programs to promote credit with each of our partners and have developed varying credit decision guidelines for the different partners. We originate credit accounts through several different channels, including in-store, mail, internet, mobile, telephone and pre-approved solicitations. In addition, we have, and may in the future acquire, accounts that were originated by third parties in connection with establishing programs with new partners.
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
Acquired Portfolio Evaluation
Our risk management team evaluates each portfolio that we acquire in connection with establishing programs with new partners to ensure the portfolio satisfies our credit risk guidelines. As part of this review, we receive data on the third-party accounts and loans, which allows us to assess the portfolio on the basis of certain core characteristics, such as historical performance of the assets and distributions of credit and loss information. In addition, we benchmark potential portfolio acquisitions against our existing programs to assess relative current and projected risks. Finally, our risk management team must approve the acquisition, taking into account the results of our risk assessment process. Once assets are migrated to our systems, our account management protocols will apply immediately as described below under “—Customer Account Management,” “—Credit Authorizations of Individual Transactions” and “—Collections.”
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
Fraud Investigation
We provide follow up and research with respect to different types of fraud such as fraud rings, new account fraud and transactional fraud. We have developed a proprietary fraud model to identify new account fraud and deployed tools that help identify transaction purchase behavior outside a customer’s established pattern. Our proprietary model is also complemented by externally sourced models and tools used across the industry to better identify fraud and protect our customers. We also are continuously implementing new and improved technologies to detect and prevent fraud. In 2015, we reissued all active Dual Card products (Visa and MasterCards that were active at the time when the portfolio was reissued) with new plastics that utilize embedded security chips ("EMV") chip cards with all of our retail partners.

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
Customer Service
____________________________________________________________________________________________
Customer service is an important feature of our relationship with our partners. Our customers can contact us via phone, mail, email, eService and eChat. During the year ended December 31, 2015, we handled approximately 230 million calls.
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
We service all programs through our thirteen domestic and two off-shore call centers. We also provide phone-based customer service through a third-party vendor. Our off-shore facilities are located in Hyderabad, India and Manila, Philippines. We blend domestic and off-shore locations and seek optimal cost as an important part of our servicing strategy. Customer service for cards issued to customers in Canada is supported through agents based in the United States.
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
Production Services
____________________________________________________________________________________________
Our production services organization oversees a number of services, including:

•	payment processing (more than 500 million paper and electronic payments in 2015);

•	embossing and mailing credit cards (approximately 65 million cards in 2015);

•	printing and mailing and eService delivery of credit card statements (more than 670 million paper and electronic statements in 2015); and

•	other letters mailed or sent electronically (approximately 75 million in 2015).
All United States customer payments received by mail are processed at one of two centers located in Atlanta, Georgia and Longwood, Florida, both of which are operated by the Bank. United States credit card statement printing and mailing, card embossing and mailing and letter production and mailing for customers are provided through outsourced services with First Data Corporation (“First Data”). While these services are outsourced, we monitor and maintain oversight of these other services. First Data also produces our statements and other mailings for deposit customers.

Card production embossing, mailing, statement printing and mailing services related to cards issued to customers in Canada are outsourced to Canadian suppliers.
Technology and Data Security
____________________________________________________________________________________________
Products and Services
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
As part of our continuous efforts to enhance our technologies, we may either develop these capabilities internally or in partnership with third-party providers. We rely on third-party providers to help us deliver systems and operational infrastructure based on strategies and, in some cases, architecture, designed by us. These relationships include: First Data for our credit card transaction processing and production and FIS (Fiserv in 2016) for retail banking.
Data Security
The protection and security of financial and personal information of our consumers is one of our highest priorities. We have implemented a comprehensive information security program that includes administrative, technical and physical safeguards and provides an appropriate level of protection to maintain the confidentiality, integrity, and availability of our Company's and our customers' information. This includes protecting against any known or evolving threats to the security or integrity of customer records and information, and against unauthorized access to or use of customer records or information.
Our information security program is intelligence-led, focused on continuously adapting to an evolving landscape of emerging threats and available technology. Through data gathering and evaluation of emerging threats from internal and external incidents and technology investment, security controls are adjusted on a continuous basis. We work directly with our partners on an ongoing basis to expand our intelligence ecosystem and facilitate awareness and communications of events outside of the Company.
We have developed a security strategy and implemented multiple layers of controls embedded throughout our technology environment that establish multiple control points between threats and our assets. Our security program is designed to provide oversight of third parties who store, process or have access to sensitive data, and we require the same level of protection of such third-party service providers. We evaluate the effectiveness of the key security controls through ongoing assessment and measurement.
In addition, we identify risks that may threaten customer information and perform a variety of vulnerability and penetration testing on the platforms, systems and applications used to provide our products and services. We employ backup and disaster recovery procedures for all the systems that are used for storing, processing and transferring customer information, and we periodically test and validate our disaster recovery plans. We are compliant with the Payment Card Industry (PCI) program.
In connection with the Separation, we have completed the migration of the majority of the transitional services relating to technology and business processes provided by GE. The exit of these remaining services includes the migration of very limited portions of our technology operating environment. As a stand-alone company, our corporate infrastructure is more focused and simplified, creating greater security and resiliency for our clients, partners and customers.

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
We also compete for customer usage of our products. Consumer credit provided, and credit card payments made, using our cards constitute only a small percentage of overall consumer credit provided and credit card payments in the United States. Consumers have numerous financing and payment options available to them. As a form of payment, our products compete with cash, checks, debit cards, Visa and MasterCard credit cards, as well as American Express, Discover Card, other private-label card brands, and, to a certain extent, prepaid cards. We also compete with non-traditional providers such as PayPal. In the future, we expect our products may face increased competition from new emerging payment technologies, such as Apple Pay and Square, as well as a consortia of merchants that are expected to combine payment systems to reduce interchange and other costs (e.g., CurrentC), to the extent that our products are not accepted in, or compatible with, such technologies. We may also face increased competition from current competitors or others who introduce or embrace disruptive technology that significantly changes the consumer credit and payment industry. We compete for customers and their usage of our products, and to minimize transfers to competitors of our customers’ outstanding balances, based on a number of factors, including pricing (interest rates and fees), product offerings, credit limits, incentives (including loyalty programs) and customer service. Some of our competitors provide a broader selection of services, including home and automobile loans, debit cards and bank branch ATM access, which may position them better among customers who prefer to use a single financial institution to meet all of their financial needs. In addition, some of our competitors are substantially larger than we are, may have substantially greater resources than we do or may offer a broader range of products and services than we do. Moreover, some of our competitors, including new and emerging competitors in the digital and mobile payments space, are not subject to the same regulatory requirements or legislative scrutiny to which we are subject, which also could place us at a competitive disadvantage.
In our retail deposits business, we have acquisition and servicing capabilities similar to other direct-banking competitors. We compete for deposits with traditional banks, and in seeking to grow our direct-banking business, we compete with other banks that have direct-banking models similar to ours, such as Ally Financial, American Express, Capital One 360 (ING), Discover, Nationwide, Sallie Mae and United Services Automobile Association (“USAA"). Competition among direct banks is intense because online banking provides customers the ability to quickly and easily deposit and withdraw funds and open and close accounts in favor of products and services offered by competitors.
Intellectual Property
____________________________________________________________________________________________
We use a variety of methods, such as trademarks, patents, copyrights and trade secrets, to protect our intellectual property, including our new brand, "Synchrony". We also place appropriate restrictions on our proprietary information to control access and prevent unauthorized disclosures. Our brands are important assets, and we take steps to protect the value of these assets and our reputation.

Employees
____________________________________________________________________________________________
At December 31, 2015, we had approximately 12,000 full time employees. None of our employees are represented by a labor union or are covered by a collective bargaining agreement. We have not experienced any material employment-related work stoppages and consider relations with our employees to be good. We also have relationships with third-party call center providers in the United States and other countries that provide us with additional contractors for customer service, collections and other functions.
Risk Management
____________________________________________________________________________________________
Strong risk management is at the core of our business strategy and we have developed processes to manage the major categories of risk we encounter, namely credit, market, liquidity, operational (including compliance) and strategic risk. The following is a description of our overall risk management function.
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
Risk Categories
Our risk management is organized around five major risk categories: credit risk, market risk, liquidity risk, operational risk and strategic risk. We evaluate the potential impact of a risk event on us (including subsidiaries) by assessing the partner and customer, financial, reputational, and legal and regulatory impacts.
Credit Risk
Credit risk is the risk of loss that arises when an obligor fails to meet the terms of an obligation. Credit risk includes exposure to consumer credit risk from customer loans as well as institutional credit risk, principally from our partners. Consumer credit risk is one of the most significant risks that we face. See “—Credit Risk Management” for a description of our customer credit risk management procedures.

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
Operational Risk
Operational risk is the risk of loss arising from inadequate or failed processes, people or systems, external events (i.e. natural disasters) or compliance, reputational or legal matters, and includes any of those risks as they relate directly to us and our subsidiaries, as well as to third parties with whom we contract or otherwise do business. Compliance risk arises from the failure to adhere to applicable laws, rules, regulations and internal policies and procedures. Operational risk also includes model risk relating to various financial and other models used by us and our subsidiaries, including the Bank, and is subject to a formal governance process.
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
Risk Committee
The Risk Committee’s role, among other things, is to: (i) assist our board of directors in its oversight of the Company’s enterprise-wide risk-management framework, including as it relates to credit, investment, market, liquidity, operational compliance and strategic risks; (ii) review and, at least annually, approve the Company’s risk governance framework and risk assessment and risk management practices, guidelines and policies (including significant policies that management uses to manage credit and investment, market, liquidity, operational, compliance and strategic risks); (iii) review and, at least annually, recommend to our board of directors for approval the Company’s enterprise-wide risk appetite (including the Company’s liquidity risk tolerance), and review and approve the Company’s strategy relating to managing key risks and other policies on the establishment of risk limits as well as the guidelines, policies and processes for monitoring and mitigating such risks; (iv) meet separately on a regular basis with our CRO and (in coordination with the Bank’s Risk Committee, as appropriate) the Bank’s CRO; (v) receive periodic reports from management on metrics used to measure, monitor and manage known and emerging risks, including management’s view on acceptable and appropriate levels of exposure; (vi) receive reports from our internal audit, risk management and independent liquidity review functions on the results of risk management reviews and assessments; (vii) review and approve, at least annually, the Company’s enterprise-wide capital and liquidity framework (including its contingency funding plan) and, in coordination with the Bank’s Risk Committee, review, at least quarterly, the Bank’s, liquidity risk appetite, regulatory capital and ratios and internal capital adequacy assessment processes and, at least annually, the Bank’s allowance for loan losses methodology, annual capital plan and resolution plan; (viii) review, at least semi-annually, information from senior management regarding whether the Company is operating within its established risk appetite; (ix) review the status of financial services regulatory examinations; (x) review the independence, authority and effectiveness of the Company’s risk management function and independent liquidity review function; (xi) approve the appointment of, evaluate and, when appropriate, replace, the CRO; and (xii) review disclosure regarding risk contained in the Company’s annual and quarterly reports.

Management Committees
We have established two management committees with important roles and responsibilities in our risk management function: the MC and the ERMC (of which the ALCO is a subcommittee). These committees and their risk-related roles are described below.
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
ERMC
The ERMC is a management committee under the oversight of the Risk Committee and is comprised of our senior executives and chaired by the CRO. The ERMC has responsibility for risk oversight across the Company and for reporting on material risks to our Risk Committee. The responsibilities of the ERMC include the day-to-day oversight of risks impacting the Company, establishing a risk appetite statement and ensuring compliance across the Company with the overall risk appetite. The ERMC also oversees establishment of risk management policies, the performance and functioning of the relevant overall risk management function, and the implementation of appropriate governance activities and systems that support control of risks.
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
The CRO manages our risk management team and, as chairperson of the ERMC, is responsible for establishing and implementing standards for the identification, management and measurement of risk on an enterprise-wide basis, as well as for monitoring and reporting such risks. In collaboration with our Chief Executive Officer and the Chief Financial Officer, the CRO has responsibility for developing an appropriate risk appetite with corresponding limits that aligns with supervisory expectations, and this risk appetite statement has been approved by our board of directors. The CRO regularly reports to our board of directors and the Risk Committee on risk management matters.
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
Enterprise Risk Assessment Process
The Enterprise Risk Assessment process (ERA) is a top-down process that is designed to identify, assess and quantify risk across the Company’s primary risk categories and serves as a basis to determine the Company’s risk profile. Enterprise risk assessments play an important role in directing our risk management activities to prioritize and focus on appropriate risks. The risk leader for each risk category directs the assessment process, reviewing not only the current type and level of risks, but also compliance with regulatory guidance and industry best practices as well as policy and procedural compliance. Progress against any action plans that have been put into place to manage key risks are tracked and reported to the ERMC. Independent risk management utilizes the results of the ERA to assess the appropriateness of risk responses/actions being taken by management to address identified risks. The ERA is performed annually and refreshed quarterly, and is the basis of the Material Risk Inventory used in the strategic and capital planning processes.
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
Risk Appetite Framework
We operate in accordance with a risk appetite statement setting forth our objectives, plans and limits, and expressing our preferences with respect to risk-taking activities in the context of our overall business goals. The risk appetite statement was approved by the ERMC, the Risk Committee and our board of directors, with delegated authority to the CRO for implementation throughout the Company. The risk appetite statement serves as a tool to preclude activities that are inconsistent with our business and risk strategy. The risk appetite statement will be reviewed and approved at least annually as part of our business planning process and will be modified, as necessary, to include updated risk tolerances by risk category, enabling us to meet prescribed goals while continuing to operate within our established risk boundaries.

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
Savings and Loan Holding Company Regulation
Overview
As a savings and loan holding company, we are required to register and file periodic reports with, and are subject to regulation, supervision and examination by, the Federal Reserve Board. The Federal Reserve Board has adopted guidelines establishing safety and soundness standards on such matters as liquidity risk management, securitizations, operational risk management, internal controls and audit systems, business continuity, and compensation and other employee benefits. We are regularly reviewed and examined by the Federal Reserve Board, which results in supervisory comments and directions relating to many aspects of our business that require our response and attention.
The Federal Reserve Board has broad enforcement authority over us and our subsidiaries (other than the Bank and its subsidiaries). Under the Dodd-Frank Act, we are required to serve as a source of financial strength for any insured depository institution that we control, such as the Bank.
Capital
As a stand-alone savings and loan holding company, Synchrony is subject to capital requirements.
The following are the minimum capital ratios to which Synchrony is subject:

•
under the Basel III standardized approach, a common equity Tier 1 capital to risk-weighted assets ratio of 7% (the minimum of 4.5% plus a mandatory conservation buffer of 2.5%, which will be fully phased-in by January 1, 2019), a Tier 1 capital to risk-weighted assets ratio of 8.5% (the minimum of 6% plus a phased-in mandatory conservation buffer of 2.5%), and a total capital to risk-weighted assets ratio of 10.5% (a minimum of 8% plus a phased-in mandatory conservation buffer of 2.5%); and

•	a leverage ratio of Tier 1 capital to total consolidated assets of 4%.

For a discussion of our capital ratios, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital.”
Beginning on January 1, 2017, we will also be required to conduct stress tests on an annual basis. Under the Federal Reserve Board’s stress test regulations, we will be required to utilize stress-testing methodologies providing for results under at least three different sets of conditions, including baseline, adverse and severely adverse conditions. We already comply with the stress test requirement in substantial part and share results with the Federal Reserve Board. In addition, although as a savings and loan holding company we currently are not subject to the Federal Reserve Board’s Comprehensive Capital Analysis and Review (“CCAR”) rule, the Federal Reserve Board may in the future require us to comply with the CCAR process or some modified version of the CCAR process. Under this process the Federal Reserve Board would measure our minimum capital requirement levels under various stress scenarios. Further, while as a savings and loan holding company we currently are not subject to the Federal Reserve Board’s capital planning rule, we plan to prepare and submit a form of capital plan in 2016 to the Federal Reserve Board for their review.
Liquidity
As a savings and loan holding company with total consolidated assets in excess of $50 billion, we are required to comply with the modified Liquidity Coverage Ratio Rule (“modified LCR Rule”) approved by the Federal Reserve Board in 2014.  The modified LCR rule requires us to calculate, on a monthly basis, the ratio of the amount of our high quality liquid assets to our expected total net cash outflows over a 30-day stress period (“modified LCR Ratio”), and to maintain a modified LCR Ratio above 1.0.  The modified LCR Rule is already in effect, although its requirements are being phased in over a two-year period ending January 1, 2017.  Under rules proposed by the Federal Reserve Board in 2015, we may also be required to disclose our modified LCR and other associated liquidity data on a quarterly basis commencing in 2018.
In addition to the modified LCR, we may in the future be required to comply with rules adopted by the Federal Reserve Board or other banking regulators to implement the Basel III Net Stable Funding Ratio (“NSFR”), which would require us to maintain a minimum acceptable amount of stable funding based on our liquidity characteristics.  The Basel Committee contemplates that the NSFR will be implemented as a minimum standard by January 1, 2018; however, the U.S. federal banking regulators have not yet published a proposed rule to implement the NSFR in the United States.
Finally, the Federal Reserve Board requires bank holding companies of a similar size to us to comply with certain Enhanced Prudential Standards with respect to liquidity management.  Among other things, such bank holding companies must maintain diversified liquidity portfolios and must regularly conduct liquidity stress tests.  While, as a savings and loan holding company, we are not covered by the Enhanced Prudential Standards, we currently comply with many aspects of the liquidity management requirements in the Enhanced Prudential Standards, including the diversification and stress testing requirements.
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

We also will be required to inform and consult with the Federal Reserve Board in advance of redeeming or repurchasing our stock if the result will be a net reduction in our equity compared to our equity as of the beginning of the quarter in which the redemption or repurchase occurs. In evaluating the appropriateness of a proposed redemption or repurchase of stock, the Federal Reserve Board will consider, among other things, the potential loss that we may suffer from the prospective need to increase reserves and write down assets as a result of continued asset deterioration, and our ability to raise additional common equity and other capital to replace the stock that will be redeemed or repurchased. The Federal Reserve Board also will consider the potential negative effects on our capital structure of replacing common stock with any lower-tier form of regulatory capital issued. Moreover, the approval process for any capital plan we are required to submit could result in restrictions on our ability to pay dividends or make other capital distributions. See “Item 1A. Risk Factors-Risks Relating to Regulation-Failure by Synchrony and the Bank to meet applicable capital adequacy and liquidity requirements could have a material adverse effect on us” and “—We are subject to restrictions that limit our ability to pay dividends and repurchase our common stock; the Bank is subject to restrictions that limit its ability to pay dividends to us, which could limit our ability to pay dividends or make payments on our indebtedness”.
Activities
In general, savings and loan holding companies may only conduct, or acquire control of companies engaged in, financial activities as permitted under the relevant provisions of the Bank Holding Company Act and Savings and Loan Holding Company Act. As a savings and loan holding company, our activities are subject to such limitations.
In addition, we and the Bank are subject to banking laws and regulations that limit in certain respects the types of acquisitions and investments that we can make. For example, certain acquisitions of and investments in depository institutions or their holding companies that we undertake are subject to the prior review and approval of our banking regulators, including the Federal Reserve Board, the OCC and the FDIC. Our banking regulators have broad discretion on whether to approve such acquisitions and investments. In deciding whether to approve a proposed acquisition or investment, federal bank regulators may consider, among other factors: (i) the effect of the acquisition or investment on competition, (ii) our financial condition and future prospects, including current and projected capital ratios and levels, (iii) the competence, experience and integrity of our management and its record of compliance with laws and regulations, (iv) the convenience and needs of the communities to be served, including our record of compliance under the Community Reinvestment Act (the “CRA”), (v) our effectiveness in combating money laundering and (vi) any risks that the proposed acquisition poses to the U.S. banking or financial system.
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
Savings Association Regulation
Overview
The Bank is required to file periodic reports with the OCC and is subject to regulation, supervision and examination by the OCC and the FDIC. The OCC has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings, internal controls and audit systems, risk management, interest rate risk exposure and compensation and other employee benefits. The Bank is periodically examined by the OCC and the FDIC, which results in supervisory comments and directions relating to many aspects of the Bank’s business that require the Bank’s response and attention. In addition, the OCC and the FDIC have broad enforcement authority over the Bank.
Capital
The Bank is required by OCC regulations to maintain specified levels of regulatory capital. Institutions that are not well-capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits. The OCC is authorized and, under certain circumstances, required to take certain actions against an institution that fails to meet the minimum ratios for an adequately capitalized institution. At December 31, 2015, the Bank met or exceeded all applicable requirements to be deemed well-capitalized under OCC regulations.

The following are the minimum capital ratios to which the Bank has been subject since January 1, 2015:

•
under the Basel III standardized approach, a common equity Tier 1 capital to risk-weighted assets ratio of 7% (the minimum of 4.5% plus a mandatory conservation buffer of 2.5%, which will be fully phased-in by January 1, 2019), a Tier 1 capital to risk-weighted assets ratio of 8.5% (the minimum of 6% plus a phased-in mandatory conservation buffer of 2.5%), and a total capital to risk-weighted assets ratio of 10.5% (a minimum of 8% plus a phased-in mandatory conservation buffer of 2.5%); and

•	a leverage ratio of Tier 1 capital to total consolidated assets of 5%.
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
In addition, the Bank is required to comply with prudential regulation in connection with liquidity.  In particular, under OCC guidelines establishing heightened standards for governance and risk management (the "Heightened Standards"), the Bank is required to establish liquidity stress testing and planning processes, which the Bank has done. For a discussion of the Heightened Standards, see “—Heightened Standards for Risk Management Governance” below.
As an insured depository institution, the Bank is also subject to the Federal Deposit Insurance Act (the “FDIA”), which requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors that are established by regulation. To be well-capitalized, the Bank must maintain a common equity Tier 1 capital to risk-weighted assets ratio of 6.5%, a Tier 1 capital to risk-weighted assets ratio of 8%, a total capital to risk-weighted assets ratio of 10%, and a leverage ratio of Tier 1 capital to total consolidated assets of 5%, and not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by the OCC to meet or maintain a specific capital level for any capital measure. At December 31, 2015, the Bank met or exceeded all applicable requirements to be deemed well-capitalized for purposes of the FDIA.
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

The FDIA also prohibits any depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” If a depository institution is less than adequately capitalized, it must prepare and submit a capital restoration plan to its primary federal regulator for approval. For a capital restoration plan to be acceptable, among other things, the depository institution’s parent holding company must guarantee that the institution will comply with the capital restoration plan. If a depository institution fails to submit an acceptable capital restoration plan, it is treated as if it is “significantly undercapitalized.” A “significantly undercapitalized” depository institution may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” elect a new board of directors, reduce total assets or cease taking deposits from correspondent banks. A “critically undercapitalized” institution may be subject to the appointment of a conservator or receiver which could sell or liquidate the institution, be required to refrain from making payments on its subordinated debt, or be subject to additional restrictions on its activities.
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
Insured depository institutions, including the Bank, are subject to restrictions under Sections 23A and 23B of the Federal Reserve Act (as implemented by Federal Reserve Board Regulation W), which govern transactions between an insured depository institution and an affiliate, including an entity that is the institution’s direct or indirect holding company and a nonbank subsidiary of such a holding company. Restrictions in Sections 23A and 23B of the Federal Reserve Act apply to “covered transactions” such as extensions of credit, issuances of guarantees or asset purchases. In general, these restrictions require that any extensions of credit made by the insured depository institution to an affiliate must be fully secured with qualifying collateral and that the aggregate amount of covered transactions is limited, as to any one affiliate of the Bank, to 10% of the Bank’s capital stock and surplus, and, as to all of the Bank’s affiliates in the aggregate, to 20% of the Bank’s capital stock and surplus. In addition, transactions between the Bank and its affiliates must be on terms and conditions that are, or in good faith would be, offered by the Bank to non-affiliated companies (i.e., at arm’s length).
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

The FDIA prohibits insured banks from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited) unless it is “well-capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. A bank that is “adequately capitalized” and that accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions under the FDIA on a bank that is “well-capitalized.” Further, “undercapitalized” institutions are subject to growth limitations. At December 31, 2015, the Bank met or exceeded all applicable requirements to be deemed well-capitalized for purposes of the FDIA. An inability to accept brokered deposits in the future could materially adversely impact our funding costs and liquidity.
In connection with the OCC’s December 12, 2012 approval of the Bank’s assumption of certain deposits and related liabilities of MetLife and acquisition of certain assets of MetLife, the Bank entered into an Operating Agreement with the OCC (the “Operating Agreement”) and also into a Capital Assurance and Liquidity Maintenance Agreement with General Electric Capital Corporation (“GECC”), GE Consumer Finance, Inc. (“GECFI”) and Synchrony (the “CALMA”) on January 11, 2013. The OCC terminated the Operating Agreement in writing on February 4, 2016, at which time the CALMA also terminated. The obligations of GECC and GECFI under the CALMA terminated upon the consummation of the exchange offer. The material terms of the Operating Agreement and the CALMA are summarized below, and the Operating Agreement and the CALMA have been filed as exhibits to this report.
The Operating Agreement required, among other things, that the Bank: (i) maintain a total risk-based capital ratio of at least 11.0%, a Tier 1 risk-based capital ratio of at least 7.0% and a leverage ratio of at least 6.0%, (ii) maintain liquid assets at least equal to the greater of $500 million or 90 days’ coverage of the Bank’s operating expenses, (iii) not materially change or significantly deviate from a business plan for 2013 and 2014 that was submitted to the OCC without first giving the OCC notice and obtaining its supervisory non-objection, (iv) meet certain conditions to declare or pay a dividend (including being in compliance with the Operating Agreement), (v) maintain a board with at least 40% independent directors and (vi) for three years immediately after the date of the Operating Agreement, not appoint any new director or senior executive officer or enter into a material services contract with an affiliate without providing prior notice to the OCC.
The Operating Agreement provided that, if the OCC determined there was an existing or imminent material breach of the Bank’s obligation to maintain the required amounts of capital or liquidity or Synchrony was likely to be unable to fulfill its obligations under the CALMA due to a material adverse change in the financial condition of Synchrony, or in certain other circumstances, the Bank would have been required to submit to the OCC a plan for the sale, merger or dissolution of the Bank and implement such plan upon obtaining the OCC’s non-objection and written direction to begin implementation (subject to a right on the Bank’s part to cure the basis for such direction within 15 days of its issuance). The Operating Agreement also provided that the OCC may have required the Bank to immediately cease extending new or additional credit under certain circumstances, including if (i) the OCC determined there is an existing or imminent material breach of the Bank’s obligation to maintain the required amounts of capital or liquidity or Synchrony was likely to be unable to fulfill its obligations under the CALMA due to a material adverse change in the financial condition of Synchrony, (ii) the OCC deemed that breach or change likely to pose an imminent threat to the financial condition of the Bank, and (iii) such breach or change had not been cured or remedied, as the case may be, within five days of receiving written notice from the OCC. The Operating Agreement imposed certain monitoring and reporting obligations, including, among other things, notification to the OCC regarding material changes to the financial condition of the Bank and Synchrony.
The CALMA required, among other things, that Synchrony: (i) make capital infusions as requested by the Bank to ensure that the Bank remains in compliance with the capital requirements of the Operating Agreement, (ii) provide such financial support as requested by the Bank to ensure that the Bank remains in compliance with the liquidity requirements of the Operating Agreement, and (iii) provide certain information to the Bank and the OCC relevant to its financial condition and ability to fulfill its obligations under the CALMA.

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
Resolution and Recovery Planning
The Bank is required annually to submit to the FDIC a plan for the Bank’s resolution in the event of its failure. The plan is designed to enable the FDIC, if appointed receiver for the Bank, to resolve the Bank under sections 11 and 13 of the FDIA in a manner that ensures that its depositors receive access to their insured deposits within one business day of the Bank's failure (two business days if the failure occurs on a day other than Friday), maximizes the net present value return from the sale or disposition of the Bank’s assets, and minimizes the amount of any loss realized by the creditors in the resolution. The resolution and recovery plan requirement is intended to ensure that the FDIC has access to all of the material information it needs to resolve the Bank efficiently in the event of its failure.
Heightened Standards for Risk Management Governance
The OCC’s Heightened Standards establish guidelines for the governance and risk management practices of large OCC-regulated institutions, including the Bank. These Heightened Standards require covered banks to establish and adhere to a written governance framework in order to manage and control their risk-taking activities, provide standards for covered banks’ boards of directors to oversee the risk governance framework, and describe the appropriate risk management roles and responsibilities of front line units, independent risk management, and internal audit functions. The Bank will be required to comply with the Heightened Standards beginning in May 2016.
Consumer Financial Services Regulation
The relationship between us and our U.S. customers is regulated under federal and state consumer protection laws. Federal laws include the Truth in Lending Act, the Equal Credit Opportunity Act, HOLA, the Fair Credit Reporting Act (the “FCRA”), the Gramm-Leach-Bliley Act (the “GLBA”), the CARD Act and the Dodd-Frank Act. These and other federal laws, among other things, require disclosures of the cost of credit, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, require safe and sound banking operations, prohibit unfair, deceptive and abusive practices, restrict our ability to raise interest rates, and subject us to substantial regulatory oversight. State and, in some cases, local laws also may regulate the relationship between us and our U.S. customers in these areas, as well as in the areas of collection practices, and may provide other additional consumer protections. Moreover, we and our U.S. subsidiaries are subject to the Servicemembers Civil Relief Act, which protects persons called to active military service and their dependents from undue hardship resulting from their military service. The Servicemembers Civil Relief Act applies to all debts incurred prior to the commencement of active duty (including credit card and other open-end debt) and limits the amount of interest, including service and renewal charges and any other fees or charges (other than bona fide insurance) that is related to the obligation or liability.

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
The Dodd-Frank Act established the CFPB, which regulates consumer financial products and services and certain financial services providers. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” and ensure consistent enforcement of laws so that all consumers have access to markets for consumer financial products and services that are fair, transparent and competitive. The CFPB has rulemaking and interpretive authority under the Dodd-Frank Act and other federal consumer financial services laws, as well as broad supervisory, examination and enforcement authority over large providers of consumer financial products and services, such as us. In addition, the CFPB has an online complaint system that allows consumers to log complaints with respect to various consumer finance products, including the products we offer. The system could inform future agency decisions with respect to regulatory, enforcement or examination focus. There continues to be uncertainty as to how the CFPB’s strategies and priorities will impact our businesses and our results of operations going forward. See “Item 1A. Risk Factors—Risks Relating to Regulation—There continues to be uncertainty as to how the Consumer Financial Protection Bureau’s actions will impact our business; the agency’s actions have had and may continue to have an adverse impact on our business.”

On December 10, 2013, we entered into a consent order with the CFPB relating to our CareCredit platform (the “2013 CFPB Consent Order”), which required us to pay up to $34.1 million to customers, to provide additional training and monitoring of our CareCredit enrolled network providers, to include provisions in agreements with our CareCredit enrolled network providers prohibiting charges for certain services not yet rendered, to make changes to certain consumer disclosures, application procedures and procedures for resolution of customer complaints, and to terminate CareCredit enrolled network providers that have chargeback rates in excess of certain thresholds. Some of the changes required by the 2013 CFPB Consent Order are similar to requirements in an assurance of discontinuation that we entered with the Attorney General for the State of New York on June 3, 2013 (the “Assurance”). We believe the Bank to be in compliance with the material business practice changes required by the 2013 CFPB Consent Order and the Assurance, subject to ongoing reporting, chargeback monitoring, and biannual enrolled network provider retraining obligations. We will continue to actively monitor and access the impact of these changes on our CareCredit program. In addition to the costs of remediation, which were not material for the Assurance and were $34.1 million for the 2013 CFPB Consent Order, the Company will incur an estimated ongoing annual cost of approximately $2 million. Although at this time we do not believe that the 2013 CFPB Consent Order and the Assurance will have a material adverse impact on our results of operations going forward, we may elect or be required to make changes with respect to these and other deferred interest products in the future, and those changes may adversely affect customers’ use of our credit cards or our business. See “Item 1A. Risk Factors—Risks Relating to Regulation—Changes to our methods of offering our CareCredit products could materially impact operating results.”
On June 19, 2014, we entered into a consent order with the CFPB (the “2014 CFPB Consent Order”) that required us to refund $56 million to cardholders who enrolled in a debt cancellation product over the telephone from January 2010 to October 2012 ($11 million of which was refunded prior to the 2014 CFPB Consent Order), pay civil money penalties of $3.5 million, and implement a compliance plan related to the sale of “add-on” products to the extent the Bank restarts telesales of such products (which were discontinued in October 2012). In the second quarter of 2015, we completed the consumer refunds.
In addition to resolving the CFPB’s concerns regarding our debt cancellation sales practices, the 2014 CFPB Consent Order resolved an unrelated issue that arose from the Bank’s self-identified omission of certain Spanish-speaking customers and customers residing in Puerto Rico from two offers that were made to certain delinquent customers. We discovered this issue through an audit of our collection operations in 2012, reported it to the CFPB and initiated a voluntary remediation program, which resulted in payments, balance credits and balance waivers of $132 million. The CFPB conducted a review of the collection offer omissions and also referred the matter to the DOJ, which commenced an investigation in March 2014. At the same time we entered into the 2014 CFPB Consent Order, we entered into a consent order with the DOJ (the “2014 DOJ Consent Order,” and together with the 2014 CFPB Consent Order, the “2014 Consent Orders”) to settle a complaint filed by the DOJ on June 19, 2014 in the United States District Court for the District of Utah that made similar allegations to those alleged in the 2014 CFPB Consent Order. The 2014 DOJ Consent Order was approved by the Court on June 26, 2014. The 2014 DOJ Consent Order is similar to the 2014 CFPB Consent Order and did not impose any additional requirements on us. The 2014 Consent Orders required us to complete our remediation program by providing additional payments, balance credits and balance waivers and to update our credit bureau reporting relating to the affected accounts. In the third quarter of 2015, we completed our consumer remediation program, which consisted of approximately $185 million of balance credits and waivers to previously charged-off accounts and approximately $15 million of other credits or payments. This remediation program included the $132 million of voluntary remediation completed prior to the 2014 Consent Orders. In addition to consumer remediation, the 2014 Consent Orders required us to implement a fair lending compliance plan (including fair lending reviews, audits and training), which will, in part, be satisfied by our existing compliance processes. On January 25, 2016, the DOJ filed a notice with the Court that the 2014 DOJ Consent Order had terminated pursuant to its terms. Although we do not believe that the 2014 Consent Orders themselves will have a material adverse effect on results of operations going forward, we cannot be sure whether the settlement will have an adverse impact on our reputation or whether any similar actions will be brought by state attorneys general or others, all of which could have a material adverse effect on us.

In December 2015 the CFPB published its second biennial report reviewing the consumer credit card market. In the report, the CFPB identified areas of concern for consumers, including deferred interest products, subprime specialist, credit card issuers, and unexpected rate increases with respect to variable interest rate products. In addition, the report analyzed issues regarding debt sales and debt collection practices, the adequacy and availability of online disclosures as well as of the disclosures associated with rewards products and grace periods. Separately, in March 2015, the CFPB issued a report scrutinizing pre-dispute arbitration clauses, and in October 2015, the CFPB published proposals that would require any arbitration agreement included in a contract for a consumer financial product or service to provide explicitly that the arbitration agreement is inapplicable to cases filed in court on behalf of a class unless and until class certification is denied or the class claims are dismissed. If the CFPB’s proposals are enacted, we expect that our exposure to class action litigation could increase significantly. See “Item 1A. Risk Factors—Risks Relating to Our Business—Litigation, regulatory actions and compliance issues could subject us to significant fines, penalties, judgments, remediation costs and/or requirements resulting in increased expenses.”
Privacy
We, along with the Bank, are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification. For example, in the United States, certain of our businesses are subject to the GLBA and implementing regulations and guidance. Among other things, the GLBA: (i) imposes certain limitations on the ability of financial institutions to share consumers’ nonpublic personal information with nonaffiliated third parties, (ii) requires that financial institutions provide certain disclosures to consumers about their information collection, sharing and security practices and affords customers the right to “opt out” of the institution’s disclosure of their personal financial information to nonaffiliated third parties (with certain exceptions) and (iii) requires financial institutions to develop, implement and maintain a written comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities, and the sensitivity of customer information processed by the financial institution as well as plans for responding to data security breaches. Federal and state laws also require us to respond appropriately to data security breaches. We, along with the Bank, have a program to comply with applicable privacy, information security, and data protection requirements imposed by federal, state, and foreign laws, including the GLBA. See also “Item 1A. Risk Factors—Risks Relating to Regulation—Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.”
Money Laundering and Terrorist Financing Prevention Program
We maintain an enterprise-wide program designed to enable us to comply with all applicable anti-money laundering and anti-terrorism financing laws and regulations, including the Bank Secrecy Act and the USA PATRIOT Act. This program includes policies, procedures, processes and other internal controls designed to identify, monitor, manage and mitigate the risk of money laundering or terrorist financing posed by our products, services, customers and geographic locale. These controls include procedures and processes to detect and report suspicious transactions, perform customer due diligence, respond to requests from law enforcement, and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. The program is coordinated by a compliance officer, undergoes an annual independent audit to assess its effectiveness, and requires training of employees. See “Item 1A. Risk Factors—Risks Relating to Regulation—Failure to comply with anti-money laundering and anti-terrorism financing laws could have significant adverse consequences for us.”
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

ITEM 1A. RISK FACTORS
The following discussion of risk factors contains “forward-looking statements,” as discussed in “Cautionary Note Regarding Forward-Looking Statements”. These risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. The following information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A), and the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K Report.
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
Key macroeconomic conditions historically have affected our business, results of operations and financial condition and are likely to affect them in the future. Consumer confidence, unemployment and housing indicators are among the factors that often impact consumer spending behavior. Poor economic conditions reduce the usage of our credit cards and other financing products and the average purchase amount of transactions on our credit cards and through our other products, which, in each case, reduces our interest and fee income. We rely primarily on interest and fee income to generate our net earnings. Our interest and fee income was $13.2 billion for the year ended December 31, 2015. Poor economic conditions also adversely affect the ability and willingness of customers to pay amounts owed to us, increasing delinquencies, bankruptcies, charge-offs and allowances for loan losses, and decreasing recoveries. For example, our over-30 day delinquency rate as a percentage of period-end loan receivables was 8.25% at December 31, 2009 during the financial crisis, compared to 4.06% at December 31, 2015, and our full-year net charge-off rate was 11.26% for the year ended December 31, 2009, compared to 4.33% for the year ended December 31, 2015. We believe the delinquency rate in our portfolio is at historically low levels and charge-off rates in our portfolio are back to pre-recession levels, and they both may increase and are likely to increase materially if economic conditions deteriorate.
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
Substantially all of our revenue is generated from the credit products we provide to customers of our partners pursuant to program agreements we enter into with our partners. As a result, our results of operations and growth depend on our ability to retain existing partners and attract new partners. Historically, there has been turnover in our partners, and we expect this will continue in the future. For example, during the year ended December 31, 2015, we sold certain credit card portfolios associated with retail partners whose program agreements with us were not extended beyond their contractual expiration dates.

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
Our five largest programs (Gap, JCPenney, Lowe’s, Sam’s Club and Walmart) accounted in aggregate for 49% of our total platform revenue for the year ended December 31, 2015 and 51% of loan receivables at December 31, 2015. Our programs with JCPenney and Walmart each accounted for more than 10% of our total platform revenue and JCPenney, Lowe's and Walmart each accounted for more than 10% of our total platform interest and fees and other income, in each case for the year ended December 31, 2015. Sam’s Club is a subsidiary of Walmart that is a separate contracting entity with its own program agreement with us, which we report separately from the Walmart program. We expect to have significant concentration in our largest relationships for the foreseeable future. See "Item 1. Business—Retail Card Partners."
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
Our partners generally accept most major credit cards and various other forms of payment, and therefore our success depends on their active and effective promotion of our products to their customers. We depend on our partners to integrate the use of our credit products into their store culture by training their sales associates about our products, having their sales associates encourage their customers to apply for, and use, our products and otherwise effectively marketing our products. In addition, although our Retail Card programs and our Payment Solutions programs with national and regional retailer partners typically are exclusive with respect to the credit products we offer at that partner, some Payment Solutions programs and most CareCredit provider relationships are not exclusive to us, and therefore a partner may choose to promote a competitor’s financing over ours, depending upon cost, availability or attractiveness to consumers or other factors. Typically, we do not have, or utilize, any recourse against these non-exclusive partners when they do not sufficiently promote our products. Partners may also implement or fail to implement changes in their systems and technologies that may disrupt the integration between their systems and technologies and ours, which could disrupt the use of our products. The failure by our partners to effectively promote and support our products as well as changes they may make in their business models that negatively impact card usage could have a material adverse effect on our business and results of operations. In addition, if our partners engage in improper business practices, do not adhere to the terms of our program agreements or other contractual arrangements or standards, or otherwise diminish the value of our brand, we may suffer reputational damage and customers may be less likely to use our products, which could have a material adverse effect on our business and results of operations.
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
We need to effectively manage our funding and liquidity in order to meet our cash requirements such as day-to-day operating expenses, extensions of credit to our customers, payments of principal and interest on our borrowings and payments on our other obligations. Our primary sources of funding and liquidity are collections from our customers, deposits, funds from securitized financings and proceeds from unsecured borrowings. If we do not have sufficient liquidity, we may not be able to meet our obligations, particularly during a liquidity stress event. If we maintain or are required to maintain too much liquidity, it could be costly and reduce our financial flexibility.

We will need additional financing in the future to refinance any existing debt and finance growth of our business. The availability of additional financing will depend on a variety of factors such as financial market conditions generally, including the availability of credit to the financial services industry, consumers’ willingness to place money on deposit in the Bank, our performance and credit ratings and the performance of our securitized portfolios. Disruptions, uncertainty or volatility in the capital, credit or deposit markets, such as the uncertainty and volatility experienced in the capital and credit markets during the financial crisis and more recently arising from the sovereign debt crisis in Europe and other economic and political conditions in the global markets and concerning the level of U.S. government debt and fiscal measures that may be taken over the longer term to address these matters, may limit our ability to obtain additional financing or refinance maturing liabilities on desired terms (including funding costs) in a timely manner or at all. As a result, we may be forced to delay obtaining funding or be forced to issue or raise funding on undesirable terms, which could significantly reduce our financial flexibility and cause us to contract or not grow our business, all of which could have a material adverse effect on our results of operations and financial conditions.
In addition, at December 31, 2015, we had an aggregate of $6.1 billion of undrawn committed capacity from private lenders under two of our existing securitization programs. Our ability to draw on such commitments is subject to the satisfaction of certain conditions, including the applicable securitization trust having sufficient collateral to support the draw and the absence of an early amortization event. Moreover, there are regulatory reforms that have recently been proposed or adopted in the United States and internationally that are intended to address certain issues that affected banks in the recent financial crisis. These reforms, generally referred to as “Basel III,” subject banks to more stringent capital, liquidity and leverage requirements. To the extent that the Basel III requirements result in increased costs to the banks providing undrawn committed capacity under our securitization programs, these costs are likely to be passed on to us. In addition, in response to Basel III, some banks in the market (including certain of the private lenders in our securitization programs) have added provisions to their credit agreements permitting them to delay disbursement of funding requests for 30 days or more. If our bank lenders require delayed disbursements of funding and/or higher pricing for committing undrawn capacity to us, our cost of funding and access to liquidity could be adversely affected.
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
Our senior unsecured debt currently is rated BBB- (stable outlook) by Fitch Ratings, Inc. (“Fitch”) and BBB- (stable outlook) by Standard & Poor’s (“S&P”). Although we have not requested that Moody’s Investor Services, Inc. (“Moody’s”) provide a rating for our senior unsecured debt, we believe that if Moody’s were to issue a rating on our unsecured debt, its rating would be lower than the comparable ratings issued by Fitch and S&P. The ratings for our unsecured debt are based on a number of factors, including our financial strength, as well as factors that may not be within our control, such as macroeconomic conditions and the rating agencies’ perception of the industries in which we operate and the products we offer. The ratings of our asset-backed securities are, and will continue to be, based on a number of factors, including the quality of the underlying loans and the credit enhancement structure with respect to each series of asset-backed securities, as well as our credit rating as sponsor and servicer of our publicly registered securitization trust. These ratings also reflect the various methodologies and assumptions used by the rating agencies, which are subject to change and could adversely affect our ratings. The rating agencies regularly evaluate our credit ratings as well as the credit ratings of our asset-backed securities. A downgrade in our unsecured debt or asset-backed securities credit ratings (or investor concerns that a downgrade may occur) could materially increase the cost of our funding from, and restrict our access to, the capital markets.
If the ratings on our asset-backed securities are reduced, put on negative watch or withdrawn, it may have an adverse effect on the liquidity or the market price of our asset-backed securities and on the cost of, or our ability to continue using, securitized financings to the extent anticipated.

Our inability to securitize our loans would have a material adverse effect on our business, liquidity, cost of funds and financial condition.
We use the securitization of loans, which involves the transfer of loans to a trust and the issuance by the trust of asset-backed securities to third-party investors, as a significant source of funding. Our average level of securitized financings from third parties was $13.9 billion and $14.8 billion for the years ended December 31, 2015 and 2014, respectively. For a discussion of our securitization activities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funding, Liquidity and Capital Resources—Funding Sources—Securitized Financings” and Note 5. Variable Interest Entities to our consolidated and combined financial statements.
Although the securitization market for credit cards has been re-established since the financial crisis that began in 2008, there can be no assurance that the market will not experience future disruptions. The extent to which we securitize our loans in the future will depend in part upon the conditions in the securities markets in general and the credit card asset-backed securities market in particular, the overall credit quality of our loans and the conformity of the loans and our securitization program to rating agency requirements, the costs of securitizing our loans, and the legal, regulatory, accounting and tax requirements governing securitization transactions. In the event we are unable to refinance existing asset-backed securities from our publicly registered securitization trust with new securities from the same trust, there are structural and regulatory constraints on our ability to refinance these asset-backed securities with Bank deposits or other funding at the Bank, and therefore we would be required to rely on sources outside of the Bank, which may not be available or may be available only at higher cost. A prolonged inability to securitize our loans on favorable terms, or at all, or to refinance our asset-backed securities would have a material adverse effect on our business, liquidity, cost of funds and financial condition.
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
Synchrony currently acts as servicer with respect to our publicly registered securitization trust and its related series of asset-backed securities, and the Bank acts as servicer with respect to our other two securitization trusts. If Synchrony or the Bank, as applicable, defaults in its servicing obligations, an early amortization event could occur with respect to the relevant asset-backed securities and/or Synchrony or the Bank, as applicable, could be replaced as servicer. Servicer defaults include, for example, the failure of the servicer to make any payment, transfer or deposit in accordance with the securitization documents, a breach of representations, warranties or agreements made by the servicer under the securitization documents, the delegation of the servicer’s duties contrary to the securitization documents and the occurrence of certain insolvency events with respect to the servicer. Such an amortization event would have the adverse consequences discussed in the immediately preceding risk factor.
If either Synchrony or the Bank defaults in its servicing obligations with respect to any of our three securitization trusts, a third party could be appointed as servicer of the related trust. If a third-party servicer is appointed, there is no assurance that the third party will engage us as sub-servicer, in which event we would no longer be able to control the manner in which the related trust’s assets are serviced, and the failure of a third party to appropriately service such assets could lead to an early amortization event in the affected securitization trust, which would have the adverse consequences discussed in the immediately preceding risk factor.

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
We obtain deposits directly from retail and commercial customers or through brokerage firms that offer our deposit products to their customers. At December 31, 2015, we had $29.7 billion in direct deposits (which includes deposits from banks and financial institutions) and $13.7 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger who channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to significantly expand our direct deposits.
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
The FDIA prohibits an insured bank from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is “well capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. A bank that is “adequately capitalized” and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions under the FDIA on a bank that is “well capitalized” and at December 31, 2015, the Bank met or exceeded all applicable requirements to be deemed “well capitalized” for purposes of the FDIA. However, there can be no assurance that the Bank will continue to meet those requirements. Limitations on the Bank’s ability to accept brokered deposits for any reason (including regulatory limitations on the amount of brokered deposits in total or as a percentage of total assets) in the future could materially adversely impact our funding costs and liquidity. Any limitation on the interest rates the Bank can pay on deposits could competitively disadvantage us in attracting and retaining deposits and have a material adverse effect on our business.

Changes in market interest rates could have a material adverse effect on our net earnings, funding and liquidity.
Changes in market interest rates cause our net interest income and our interest expense to increase or decrease, as certain of our assets and liabilities carry interest rates that fluctuate with market benchmarks. At December 31, 2015, 55.6% of our loan receivables bore a fixed interest rate to the customer, and we generally fund these assets with fixed rate certificates of deposit, securitized financing and unsecured debt. At December 31, 2015, 44.4% of our loan receivables bore a floating interest rate to the customer, and we generally fund these assets with floating rate deposits, asset-backed securities and unsecured debt. The interest rate benchmark for our floating rate assets is the prime rate, and the interest rate benchmark for our floating rate liabilities is generally either the London Interbank Offered Rate (“LIBOR”) or the federal funds rate. The prime rate and LIBOR or the federal funds rate could reset at different times or could diverge, leading to mismatches in the interest rates on our floating rate assets and floating rate liabilities. To the extent we are unable to effectively match the interest rates on our assets and liabilities (including, in the future, potentially through the use of derivatives), our net earnings could be materially adversely affected.
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
Our risk management processes and procedures seek to appropriately balance risk and return and mitigate risks. We have established processes and procedures intended to identify, measure, monitor and control the types of risk to which we are subject, including credit risk, market risk, liquidity risk, strategic risk and operational (including compliance) risk. Credit risk is the risk of loss that arises when an obligor fails to meet the terms of an obligation. We are exposed to both consumer credit risk, from our customer loans, and institutional credit risk, principally from our partners. Market risk is the risk of loss due to changes in external market factors such as interest rates. Liquidity risk is the risk that financial condition or overall safety and soundness are adversely affected by an inability, or perceived inability, to meet obligations and support business growth. Strategic risk is the risk from changes in the business environment, improper implementation of decisions or inadequate responsiveness to changes in the business environment. Operational risk is the risk of loss arising from inadequate or failed processes, people or systems, external events (i.e., natural disasters) or compliance, reputational or legal matters and includes those risks as they relate directly to our Company as well as to third parties with whom we contract or otherwise do business. See “Item 1. Business—Credit Risk Management” and “Risk Management” for additional information on the types of risks affecting our business.

We seek to monitor and control our risk exposure through a framework that includes our risk appetite statement, ERA process, risk policies, procedures and controls, reporting requirements, credit risk culture and governance structure. Management of our risks in some cases depends upon the use of analytical and/or forecasting models. If the models that we use to manage these risks are ineffective at predicting future losses or are otherwise inadequate, we may incur unexpected losses or otherwise be adversely affected. In addition, the information we use in managing our credit and other risk may be inaccurate or incomplete as a result of error or fraud, both of which may be difficult to detect and avoid. There may also be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated including when processes are changed or new products and services are introduced. If our risk management framework does not effectively identify and control our risks, we could suffer unexpected losses or be adversely affected, and that could have a material adverse effect on our business, results of operations and financial condition.
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
Our ability to manage credit risk and avoid high charge-off rates also may be adversely affected by economic conditions that may be difficult to predict, such as the recent financial crisis. Although delinquencies and charge-offs continued to decline through 2015, they both may increase in the future and are likely to increase materially if economic conditions deteriorate. We remain subject to conditions in the consumer credit environment. There can be no assurance that our credit underwriting and risk management strategies will enable us to avoid high charge-off levels or delinquencies, or that our allowance for loan losses will be sufficient to cover actual losses.
A customer’s ability to repay us can be negatively impacted by increases in their payment obligations to other lenders under mortgage, credit card and other loans (including student loans). These changes can result from increases in base lending rates or structured increases in payment obligations, and could reduce the ability of our customers to meet their payment obligations to other lenders and to us. In addition, a customer’s ability to repay us can be negatively impacted by the restricted availability of credit to consumers generally, including reduced and closed lines of credit. Customers with insufficient cash flow to fund daily living expenses and lack of access to other sources of credit may be more likely to increase their card usage and ultimately default on their payment obligations to us, resulting in higher credit losses in our portfolio. Our collection operations may not compete effectively to secure more of customers’ diminished cash flow than our competitors. In addition, we may not identify customers who are likely to default on their payment obligations to us and reduce our exposure by closing credit lines and restricting authorizations quickly enough, which could have a material adverse effect on our business, results of operations and financial condition. At December 31, 2015, 26.9% of our portfolio’s loan receivables were from consumers with a FICO score of 660 or less (excluding unrated accounts), who typically have higher delinquency and credits losses than consumers with higher FICO scores.

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
Our success also depends on our ability to attract and retain customers and generate usage of our products by them. The consumer credit and payments industry is highly competitive and we face an increasingly dynamic industry as emerging technologies enter the marketplace. As a form of payment, our products compete with cash, checks, debit cards, general purpose credit cards (including Visa and MasterCard, American Express and Discover Card), other private label card brands and, to a certain extent, prepaid cards. We also compete with non-traditional providers such as PayPal. In the future, we expect our products may face increased competition from new emerging payment technologies, such as Apple Pay, Android Pay, Chase Pay, Samsung Pay, Square and Walmart Pay, as well as consortia of merchants that are expected to combine payment systems to reduce interchange and other costs (e.g., CurrentC), to the extent that our products are not accepted in, or compatible with, such technologies. We may also face increased competition from current competitors or others who introduce or embrace disruptive technology that significantly changes the consumer credit and payment industry. We compete for customers and their usage of our products, and to minimize transfers to competitors of our customers’ outstanding balances, based on a number of factors, including pricing (interest rates and fees), product offerings, credit limits, incentives (including loyalty programs) and customer service. Although we offer a variety of consumer credit products, some of our competitors provide a broader selection of services, including home and automobile loans, debit cards and bank branch ATM access, which may position them better among customers who prefer to use a single financial institution to meet all of their financial needs. Some of our competitors are substantially larger than we are, which may give those competitors advantages, including a more diversified product and customer base, the ability to reach out to more customers and potential customers, operational efficiencies, more versatile technology platforms, broad-based local distribution capabilities and lower-cost funding. In addition, some of our competitors, including new and emerging competitors in the digital and mobile payments space, are not subject to the same regulatory requirements or legislative scrutiny to which we are subject, which also could place us at a competitive disadvantage. Customer attrition from any or all of our credit products or any lowering of the pricing of our products by reducing interest rates or fees in order to retain customers could reduce our revenues and therefore our earnings.

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
Merchants, trying to decrease their operating expenses, have sought to, and have had some success at, lowering interchange rates. Several recent events and actions indicate a continuing increase in focus on interchange by both regulators and merchants. Beyond pursuing litigation, legislation and regulation, merchants are also pursuing alternate payment platforms as a means to lower payment processing costs. To the extent interchange fees are reduced, one of our current competitive advantages with our partners—that we typically do not charge interchange fees when our private label credit card products are used to purchase our partners’ goods and services—may be reduced. Moreover, to the extent interchange fees are reduced, our income from those fees will be lower. We received approximately $505 million of interchange fees for the year ended December 31, 2015. As a result, a reduction in interchange fees could have a material adverse effect on our business and results of operations. In addition, for our Dual Cards, we are subject to the operating regulations and procedures set forth by the interchange network, and our failure to comply with these operating regulations, which may change from time to time, could subject us to various penalties or fees, or the termination of our license to use the interchange network, all of which could have a material adverse effect on our business and results of operations.
Fraudulent activity associated with our products and services could negatively impact our operating results, brand and reputation and cause the use of our products and services to decrease and our fraud losses to increase.
We are subject to the risk of fraudulent activity associated with partners, customers and third parties handling customer information. Our fraud-related losses have increased significantly in recent years and were $219 million, $154 million and $134 million for the years ended December 31, 2015, 2014 and 2013, respectively. Our fraud-related losses are due primarily to our Dual Card product, which has grown in recent years and, like the overall market for general purpose credit cards, has experienced significant counterfeit and mail/phone fraud (including as a result of well-publicized security breaches at retailers unrelated to us). Our products are also susceptible to application fraud, because among other things, we provide immediate access to the credit line at the time of approval. In addition, sales on the internet and through mobile channels are becoming a larger part of our business and fraudulent activity is higher as a percentage of sales in those channels than in stores. Dual Cards and private label credit cards are susceptible to different types of fraud, and, depending on our product channel mix (including as a result of the introduction, if any, of a Synchrony-branded general purpose credit card), we may continue to experience variations in, or levels of, fraud-related expense that are different from or higher than that experienced by some of our competitors or the industry generally.

The risk of fraud continues to increase for the financial services industry in general, and credit card fraud, identity theft and related crimes are likely to continue to be prevalent, and perpetrators are growing more sophisticated. Our resources, technologies and fraud prevention tools may be insufficient to accurately detect and prevent fraud. In 2015, we reissued all active Dual Cards (Visa and MasterCards) that were active at the time when the portfolio was reissued with new EMV chip cards with all of our retail partners, but the types of fraud perpetrated will continue to shift to other fraud types, and we expect to see an increase in the rates of attack in application fraud, account takeover, and card-not-present fraud. High profile fraudulent activity also could negatively impact our brand and reputation, which could negatively impact the use of our cards and thereby have a material adverse effect on our results of operations. In addition, significant increases in fraudulent activity could lead to regulatory intervention (such as increased customer notification requirements and mandatory issuance of cards with EMV chips), which could increase our costs and also negatively impact our operating results, brand and reputation and could lead us to take steps to reduce fraud risk, which could increase our costs.
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
We also face risks related to cyber-attacks and other security breaches in connection with credit card transactions that typically involve the transmission of sensitive information regarding our customers through various third-parties, including our partners, retailers that are not our partners where our Dual Cards are used, merchant acquiring banks, payment processors, card networks (e.g., Visa and MasterCard) and our processors (e.g., First Data). Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments such as the point of sale that we do not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of our own, and in some cases, we may have exposure and suffer losses for breaches or attacks relating to them. We also rely on numerous other third-party service providers to conduct other aspects of our business operations and face similar risks relating to them. While we regularly conduct security assessments of significant third-party service providers, we cannot be sure that their information security protocols are sufficient to withstand a cyber-attack or other security breach.

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
The failure of third parties to provide various services that are important to our operations could have a material adverse effect on our business and results of operations.
Some services important to our business are outsourced to third-party vendors. For example, our credit card transaction processing, production and related services (including the printing and mailing of customer statements) are handled by First Data. First Data, and, in some cases, other third-party vendors, are the sole source or one of a limited number of sources of the services they provide for us. It would be difficult and disruptive for us to replace some of our third-party vendors, particularly First Data, in a timely manner if they were unwilling or unable to provide us with these services in the future (as a result of their financial or business conditions or otherwise), and our business and operations likely would be materially adversely affected. First Data has publicly disclosed that it is highly leveraged and that it has incurred net losses of $1.5 billion, $458 million and $869 million for the years ended December 31, 2015, 2014 and 2013, respectively. Our principal agreement with First Data expires in November 2026, unless it is terminated earlier or is extended pursuant to the terms thereof. In addition, if a third-party provider fails to provide the services we require, fails to meet contractual requirements, such as compliance with applicable laws and regulations, or suffers a cyber-attack or other security breach, our business could suffer economic and reputational harm that could have a material adverse effect on our business and results of operations.
We are replacing the third-party vendor that manages the technology platform for our online retail deposits. This transition to a new vendor could have a material adverse effect on our business.
The technology platform for our online retail deposits is currently managed by FIS, and will be managed by a replacement vendor, Fiserv. During 2015, we began the process of transitioning the core banking and deposit services provided by FIS to Fiserv. We currently expect our planned transition to our new vendor will be completed in 2016. This transition to a new vendor could be difficult for us and could have a material adverse effect on our business.
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
In connection with the Separation, we have migrated, and in some cases, established with third parties, key parts of our technology infrastructure, including our data centers. As we migrated, and continue to migrate, to our new data centers, our partners have needed, and will need, to make changes to their networks to establish connectivity with us. These infrastructure changes, both the ones that we make and the ones required of our partners, may cause disruptions, systems interruptions, transaction processing errors and system conversion delays.

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
We have launched our new brand, “Synchrony,” and expect to spend significant amounts over the next few years promoting the new brand. We recently filed trademark applications to protect our new name in the United States and certain other countries, but the registrations of many of these trademarks are not complete and they may ultimately not become registered. Our use of our new name (for our existing or any new products in the United States or other countries) may be challenged by third parties, and we may become involved in legal proceedings to protect or defend our rights with respect to our new name, all of which could have a material adverse effect on our business and results of operations.

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
In the normal course of business, from time to time, we have been named as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with our business activities. Certain of the legal actions include claims for substantial compensatory and/or punitive damages, or claims for indeterminate amounts of damages. In addition, while historically the arbitration provision in our customer agreements generally has limited our exposure to consumer class action litigation, there can be no assurance that we will be successful in enforcing our arbitration clause in the future. There may also be legislative, administrative or regulatory efforts to directly or indirectly prohibit the use of pre-dispute arbitration clauses, or we may be compelled as a result of competitive pressure or reputational concerns to voluntarily eliminate pre-dispute arbitration clauses. In March 2015, the CFPB issued a report scrutinizing pre-dispute arbitration clauses, and in October 2015, the CFPB published proposals that would require any arbitration agreement included in a contract for a consumer financial product or service to provide explicitly that the arbitration agreement is inapplicable to cases filed in court on behalf of a class unless and until class certification is denied or the class claims are dismissed. If the CFPB proposals are enacted, our exposure to class action litigation could increase significantly.
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
We contest liability and/or the amount of damages as appropriate in each pending matter. The outcome of pending and future matters could be material to our results of operations, financial condition and cash flows depending on, among other factors, the level of our earnings for that period, and could adversely affect our business and reputation. For a discussion of certain legal proceedings, see “Item 1. Business—Regulation—Consumer Financial Services Regulation,” Note 17. Legal Proceedings and Regulatory Matters to our consolidated and combined financial statements, and “Item 3. Legal Proceedings.”
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
Our success depends, in large part, on our ability to retain, recruit and motivate key officers and employees. Our senior management team has significant industry experience and would be difficult to replace. Competition for senior executives in the financial services and payment industry is intense. We may not be able to attract and retain qualified personnel to replace or succeed members of our senior management team or other key personnel. Guidance issued by the federal banking regulators, as well as proposed rules implementing the executive compensation provisions of the Dodd-Frank Act, may limit the type and structure of compensation arrangements that we may enter into with our most senior executives. In addition, proposed rules under the Dodd-Frank Act would prohibit the payment of “excessive” compensation to our executives. Compensation paid to officers of the Bank would be subject to comparable limitations. These restrictions could negatively impact our ability to compete with other companies in recruiting, retaining and motivating key personnel. Failure to retain talented senior leadership could have a material adverse effect on our business, results of operations and financial condition.
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

We could have a material indemnification obligation to GE under the TSSA if we cause the split-off from GE or certain preliminary transactions to fail to qualify for tax-free treatment or in the case of certain significant transfers of our stock following the split-off from GE.
GE completed its exit from its investment in us in an exchange offer that concluded in November 2015, resulting in our split-off from GE. The split-off was designed to qualify for taxfree treatment to GE and its shareholders under Section 355 of the Internal Revenue Code of 1986, as amended (the “Code”). GE obtained a private letter ruling from the IRS regarding certain issues relating to the taxfree treatment of the split-off and a series of preliminary transactions that occurred prior to implementing the exchange offer. Although the IRS private letter ruling is generally binding on the IRS, the continuing validity of such ruling is subject to the accuracy of factual representations and assumptions made in the IRS private letter ruling. The IRS private letter ruling addresses only certain aspects of the transaction. As a result, GE obtained an opinion from tax counsel confirming the tax-free treatment of the split-off. The opinion is based upon various factual representations and assumptions, as well as certain undertakings made by us and GE. If any of those factual representations or assumptions in the IRS private letter ruling or tax opinion are untrue or incomplete in any material respect, any undertaking is not complied with, or the facts upon which the IRS private letter ruling or tax opinion was based are materially different from the facts at the time of the distribution, the split-off may not qualify for taxfree treatment. Opinions of counsel are not binding on the IRS. As a result, the conclusions expressed in the opinion of counsel could be challenged by the IRS, and if the IRS prevails in such challenge, the tax consequences of the split-off could be materially less favorable. If the split-off (or any of the preliminary transactions) is determined to be taxable, GE and its shareholders could incur significant tax liabilities, and under the TSSA we entered into with GE, we may be required to indemnify GE for any liabilities incurred by GE if the liabilities are caused by any action or inaction undertaken by us following the IPO or as a result of any direct or indirect transfers of our stock following the exchange offer.
In order to preserve the taxfree status of the split-off and the preliminary transactions to GE, the TSSA includes a provision generally prohibiting us from taking any action or inaction that is within our control (other than actions or inactions that implemented the split-off or certain preliminary transactions or actions or inactions that are consented to by GE or are at the direction of GE) that would cause the split-off (or the preliminary transactions) to become taxable, and providing for an indemnity obligation from us to GE for tax liabilities incurred by GE as a result of a breach of these provisions by us or as a result of any direct or indirect transfers of our stock following the exchange offer. As a result, we may not, as part of a plan that includes the exchange offer, enter into certain mergers or other change of control transactions.
The obligations associated with being an independent public company require significant resources and management attention.
As an independent public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and SEC rules thereunder, the Dodd-Frank Act and regulations of the NYSE. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act and SEC rules thereunder require, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Such requirements have and will increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and could be burdensome on our personnel, systems and resources.
Pursuant to the Sarbanes-Oxley Act and SEC rules, our management is required to conduct an annual evaluation of our internal controls over financial reporting and include a report of management on our internal controls in our annual reports on Form 10-K. In addition, our independent auditors will attest to the effectiveness of our internal controls over financial reporting beginning with this Annual Report on Form 10-K for the year ending December 31, 2015. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and the trading prices of our securities.

Risks Relating to Regulation
____________________________________________________________________________________________
Our business is subject to government regulation, supervision, examination and enforcement, which could adversely affect our business, results of operations and financial condition.
Our business, including our relationships with our customers, is subject to regulation, supervision and examination under U.S. federal, state and foreign laws and regulations. These laws and regulations cover all aspects of our business, including lending practices, treatment of our customers, safeguarding deposits, customer privacy and information security, capital structure, liquidity, dividends and other capital distributions, transactions with affiliates and conduct and qualifications of personnel. As a savings and loan holding company, Synchrony is subject to regulation, supervision and examination by the Federal Reserve Board. As a large provider of consumer financial services, we are also subject to regulation, supervision and examination by the CFPB. The Bank is a federally chartered savings association. As such, the Bank is subject to regulation, supervision and examination by the OCC, which is its primary regulator, and by the CFPB. In addition, the Bank, as an insured depository institution, is supervised by the FDIC. We and the Bank are regularly reviewed and examined by our respective regulators, which results in supervisory comments and directions relating to many aspects of our business that require response and attention. See “Item 1. Business—Regulation” for more information about the regulations applicable to us.
Banking laws and regulations are primarily intended to protect federally insured deposits, the DIF and the banking system as a whole, and not intended to protect our stockholders, noteholders or creditors. If we or the Bank fail to satisfy applicable laws and regulations, our respective regulators have broad discretion to enforce those laws and regulations, including with respect to the operation of our business, required capital levels, payment of dividends and other capital distributions, engaging in certain activities and making acquisitions and investments. Our regulators also have broad discretion with respect to the enforcement of applicable laws and regulations, including through enforcement actions that could subject us to civil money penalties, customer remediation programs, increased compliance costs, and limits or prohibitions on our ability to offer certain products and services or to engage in certain activities. In addition, to the extent we undertake actions requiring regulatory approval or non-objection, our regulators may make their approval or non-objection subject to conditions or restrictions that could have a material adverse effect on our business, results of operations and financial condition. Any other actions taken by our regulators could also have a material adverse impact on our business, reputation and brand, results of operations and financial condition. Moreover, some of our competitors are subject to different, and in some cases less restrictive, legislative and regulatory regimes, which may have the effect of providing them with a competitive advantage over us.
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
We are also subject to potential enforcement and other actions that may be brought by state attorneys general or other state enforcement authorities and other governmental agencies. Any such actions could subject us to civil money penalties and fines, customer remediation programs and increased compliance costs, as well as damage our reputation and brand and limit or prohibit our ability to offer certain products and services or engage in certain business practices. For a discussion of risks related to actions or proceedings brought by regulatory agencies, see “—Risks Relating to Our Business—Litigation, regulatory actions and compliance issues could subject us to significant fines, penalties, judgments, remediation costs and/or requirements resulting in increased expenses.”

The Dodd-Frank Act has had, and may continue to have, a significant impact on our business, financial condition and results of operations.
The Dodd-Frank Act was enacted on July 21, 2010. While certain provisions in the Act were effective immediately, many of the provisions require implementing regulations to be effective. The Dodd-Frank Act and regulations promulgated thereunder have had, and may continue to have, a significant adverse impact on our business, results of operations and financial condition. For example, the Dodd-Frank Act and related regulations restrict certain business practices, impose more stringent capital, liquidity and leverage ratio requirements, as well as additional costs (including increased compliance costs and increased costs of funding raised through the issuance of asset-backed securities), on us, limit the fees we can charge for services and impact the value of our assets. In addition, the Dodd-Frank Act requires us to serve as a source of financial strength for any insured depository institution we control, such as the Bank. Such support may be required by the Federal Reserve Board at times when we might otherwise determine not to provide it or when doing so is not otherwise in the interest of Synchrony or its stockholders, noteholders or creditors. We describe certain provisions of the Dodd-Frank Act and other legislative and regulatory developments in “Item 1. Business—Regulation.” Federal agencies continue to promulgate regulations to implement the Dodd-Frank Act, and these regulations may continue to have a significant adverse impact on our business, financial condition and results of operations.
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
There continues to be uncertainty as to how the CFPB’s strategies and priorities, including in both its examination and enforcement processes, will impact our businesses and our results of operations going forward. Actions by the CFPB could result in requirements to alter or cease offering affected products and services, making them less attractive to consumers, less profitable to us, and restricting our ability to offer them. For example, since 2013, we have entered into two Consent Orders with the CFPB - the 2013 CFPB Consent Order with respect to CareCredit, and the 2014 CFPB Consent Order with respect to our debt cancellation product and sales practices and an unrelated issue that arose from the Bank’s self-identified omission of certain Spanish-speaking customers and customers residing in Puerto Rico from two offers that were made to certain delinquent customers. Both Consent Orders required remediation to certain consumers and changes to certain business practices. See “Item 1. Business—Regulation—Consumer Financial Services Regulation,” and “—Changes to our methods of offering our CareCredit products could materially impact operating results.”

Although we have committed significant resources to enhancing our compliance programs, changes by the CFPB in regulatory expectations, interpretations or practices or interpretations that are different or stricter than ours or those adopted in the past by other regulators could increase the risk of additional enforcement actions, fines and penalties. In December 2015, the CFPB published its second biennial report reviewing the consumer credit card market. In the report, the CFPB identified areas of concern for consumers, including deferred interest products, subprime specialist credit card issuers, and unexpected rate increases with respect to variable interest rate products. In addition, the report analyzed issues regarding debt sales and debt collection practices, the adequacy and availability of online disclosures, as well as of the disclosures associated with rewards products and grace periods. Actions by the CFPB with respect to any of these areas could result in requirements to alter our products and services that may make them less attractive to consumers or less profitable to us. See “—Changes to our methods of offering our CareCredit products could materially impact operating results.”
Future actions by the CFPB (or other regulators) against us or our competitors that discourage the use of products we offer or suggest to consumers the desirability of other products or services could result in reputational harm and a loss of customers. If the CFPB changes regulations which were adopted in the past by other regulators and transferred to the CFPB by the Dodd-Frank Act, or modifies, through supervision or enforcement, past related regulatory guidance or interprets existing regulations in a different or stricter manner than they have been interpreted in the past by us, the industry or other regulators, our compliance costs and litigation exposure could increase materially. If future regulatory or legislative restrictions or prohibitions are imposed that affect our ability to offer promotional financing, including deferred interest, for certain of our products or require us to make significant changes to our business practices, and we are unable to develop compliant alternatives with acceptable returns, these restrictions or prohibitions could have a material adverse impact on our business, results of operations and financial condition.
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
The 2013 CFPB Consent Order relating to our CareCredit platform required us to pay up to $34.1 million to qualifying customers, and among other things, to provide additional training and monitoring of our CareCredit enrolled network providers, to include provisions in agreements with our CareCredit enrolled network providers prohibiting charges for certain services not yet rendered, to make changes to certain consumer disclosures, application procedures and procedures for resolution of customer complaints, and to terminate CareCredit enrolled network providers that have chargeback rates in excess of certain thresholds. Some of the changes required by the 2013 CFPB Consent Order are similar to requirements in the Assurance. We believe the Bank to be in compliance with the material business practice changes required by the 2013 CFPB Consent Order and the Assurance, subject to ongoing reporting, chargeback monitoring, and biannual enrolled network provider retraining obligations. We will continue to actively monitor and access the impact of these changes on our CareCredit program. In addition to the costs of remediation, which were not material for the Assurance and were $34.1 million for the 2013 CFPB Consent Order, we will incur an estimated ongoing annual cost of approximately $2 million. Although at this time we do not believe that the 2013 CFPB Consent Order and the Assurance will have a material adverse impact on our results of operations going forward, we may elect or be required to make changes with respect to these and other deferred interest products in the future, and those changes may adversely affect customers’ use of our credit cards or our business. In addition, our resolutions with the CFPB and the New York Attorney General do not preclude other regulators or state attorneys general from seeking additional monetary or injunctive relief with respect to CareCredit, and any such relief could have a material adverse effect on our business, results of operations or financial condition.

Failure by Synchrony and the Bank to meet applicable capital adequacy and liquidity requirements could have a material adverse effect on us.
Synchrony and the Bank must meet rules for capital adequacy as discussed in “Item 1. Business—Regulation.” As a stand-alone savings and loan holding company, Synchrony is subject to capital requirements similar to those that apply to the Bank. We cannot predict the effects of these capital requirements on Synchrony. In addition, Synchrony and the Bank may be subject to increasingly stringent capital adequacy standards in the future.
Synchrony and the Bank must also comply with regulatory requirements related to the maintenance, management, monitoring and reporting of liquidity as discussed in “Item 1. Business—Regulation.”  These liquidity requirements are new, and Synchrony and the Bank may become subject to additional liquidity requirements in the future.  We cannot predict the effects of such liquidity requirements on Synchrony. The Bank is required to conduct stress tests on an annual basis, and beginning on January 1, 2017, Synchrony will be required to conduct stress tests on an annual basis. Under the OCC’s and the Federal Reserve Board’s stress test regulations, the Bank is, and Synchrony will be, required to use stress-testing methodologies providing for results under at least three different sets of conditions, including baseline, adverse and severely adverse conditions. In addition, although as a savings and loan holding company we currently are not subject to the Federal Reserve Board’s Comprehensive Capital Analysis and Review (“CCAR”) rule, the Federal Reserve Board may in the future require us to comply with the CCAR process or some modified version of the CCAR process. Under such process, the Federal Reserve Board would measure our minimum capital requirement levels under various stress scenarios. Further, while as a savings and loan holding company we currently are not subject to the Federal Reserve Board’s capital planning rule, we plan to prepare and submit a form of capital plan to the Federal Reserve Board, and we may in the future be required to seek the Federal Reserve Board’s review and approval of our capital plan consistent with the capital planning rule. To the extent we are made subject to the CCAR process or the capital planning rule, our ability to return capital to shareholders or to reinvest capital in our business may be curtailed.
If Synchrony or the Bank fails to meet current or future minimum capital, leverage or other financial requirements, its operations, results of operations and financial condition could be materially adversely affected. Among other things, failure by Synchrony or the Bank to maintain its status as “well capitalized” (or otherwise meet current or future minimum capital, leverage or other financial requirements) could compromise our competitive position and result in restrictions imposed by the Federal Reserve Board or the OCC, including, potentially, on the Bank’s ability to engage in certain activities. These could include restrictions on the Bank’s ability to enter into transactions with affiliates, accept brokered deposits, grow its assets, engage in material transactions, extend credit in certain highly leveraged transactions, amend or change its charter, bylaws or accounting methods, pay interest on its liabilities without regard to regulatory caps on the rates that may be paid on deposits and pay dividends or repurchase stock. In addition, failure to maintain the well capitalized status of the Bank could result in our having to invest additional capital in the Bank, which could in turn require us to raise additional capital. The market and demand for, and cost of, our asset-backed securities also could be adversely affected by failure to meet current or future capital requirements.
We are subject to restrictions that limit our ability to pay dividends and repurchase our common stock; the Bank is subject to restrictions that limit its ability to pay dividends to us, which could limit our ability to pay dividends or make payments on our indebtedness.
We are limited in our ability to pay dividends and repurchase our common stock by our regulators who have broad authority to review our capital planning and risk management processes, and our current, projected and stressed capital levels, and to object to any capital action that they consider to be unsafe or unsound. In addition, the declaration and amount of any future dividends to holders of our common stock or stock repurchases will be at the discretion of our board of directors and will depend on many factors, including the financial condition, earnings, capital and liquidity requirements of us and the Bank, applicable regulatory requirements, corporate law and contractual restrictions (including restrictions contained in the Bank Term Loan) and other factors that our board of directors deems relevant. If we are unable to pay dividends or repurchase our common stock, it could adversely affect the market price of our common stock and market perceptions of Synchrony Financial. See “Item 1. Business-Regulation—Savings and Loan Holding Company Regulation-Dividends and Stock Repurchases.”

We rely significantly on dividends and other distributions and payments from the Bank for liquidity, including to pay our obligations under our indebtedness and other indebtedness as they become due, and federal law limits the amount of dividends and other distributions and payments that the Bank may pay to us. For example, OCC regulations limit the ability of savings associations to make distributions of capital, including payment of dividends, stock redemptions and repurchases, cash-out mergers and other transactions charged to the capital account. The Bank must obtain the OCC’s approval prior to making a capital distribution in certain circumstances, including if the Bank proposes to make a capital distribution when it does not meet certain capital requirements (or will not do so as a result of the proposed capital distribution) or certain net income requirements. In addition, the Bank must file a prior written notice of a planned or declared dividend or other distribution with the Federal Reserve Board. The Federal Reserve Board or the OCC may object to a capital distribution if, among other things, the Bank is, or as a result of such dividend or distribution would be, undercapitalized or the Federal Reserve Board or OCC has safety and soundness concerns. Additional restrictions on bank dividends may apply if the Bank fails the QTL test. The application of these restrictions on the Bank’s ability to pay dividends involves broad discretion on the part of our regulators. Limitations on the Bank’s payments of dividends and other distributions and payments that we receive from the Bank could reduce our liquidity and limit our ability to pay dividends or our obligations under our indebtedness. See “Item 1. Business—Regulation—Savings Association Regulation—Dividends and Stock Repurchases” and “—Activities.”
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
We regularly use third-party vendors and subcontractors as part of our business. We also have substantial ongoing business relationships with our partners and other third parties. These types of third-party relationships are subject to increasingly demanding regulatory requirements and attention by our federal bank regulators (the Federal Reserve Board, the OCC and the FDIC) and our consumer regulator (the CFPB). Regulatory guidance requires us to enhance our due diligence, ongoing monitoring and control over our third-party vendors and subcontractors and other ongoing third-party business relationships, including with our partners. In certain cases, we may be required to renegotiate our agreements with these vendors and/or their subcontractors to meet these enhanced requirements, which could increase our costs. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third-party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third-party vendors and subcontractors or other ongoing third-party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including the imposition of civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation.
Failure to comply with anti-money laundering and anti-terrorism financing laws could have significant adverse consequences for us.
We maintain an enterprise-wide program designed to enable us to comply with all applicable anti-money laundering and anti-terrorism financing laws and regulations, including the Bank Secrecy Act and the USA PATRIOT Act. This program includes policies, procedures, processes and other internal controls designed to identify, monitor, manage and mitigate the risk of money laundering or terrorist financing posed by our products, services, customers and geographic locale. These controls include procedures and processes to detect and report suspicious transactions, perform customer due diligence, respond to requests from law enforcement, and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. We cannot be sure our programs and controls will be effective to ensure our compliance with all applicable anti-money laundering and anti-terrorism financing laws and regulations, and our failure to comply could subject us to significant sanctions, fines, penalties and reputational harm, all of which could have a material adverse effect on our business, results of operations and financial condition.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
Facilities
____________________________________________________________________________________________
Our corporate headquarters are located on a site in Stamford, Connecticut that we lease from a third party.
In addition to those set forth below, we maintain small offices at a few of our U.S. partner locations pursuant to servicing, lease or license agreements.
We believe our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our operations.

The table below sets out selected information on our principal facilities.

Location	Owned/Leased(1)
Corporate Headquarters:
Stamford, CT	Leased

Bank Headquarters:
Draper, UT	Leased

Payment Processing Centers:
Atlanta, GA	Leased
Longwood, FL	Leased

Customer Service Centers:
Canton, OH	Leased
Charlotte, NC	Leased
Frisco, TX	Leased
Hyderabad, India	Leased
Kettering, OH	Leased
Manila, Philippines	Leased
Manila, Philippines (Alabang)	Leased
Merriam, KS	Owned
Phoenix, AZ	Leased
Rapid City, SD	Leased
San Juan, PR	Leased

Other Support Centers:
Alpharetta, GA (2)	Leased
Bellevue, WA	Leased
Bentonville, AR	Leased
Chicago, IL	Leased
Costa Mesa, CA	Leased
San Francisco, CA	Leased
St. Paul, MN	Leased
Van Buren, MI	Leased
Walnut Creek, CA	Leased

Bank Retail Branch Location:
Bridgewater, NJ	Leased
_______________________

(1)
In connection with the IPO, certain of these leased properties were assigned to us by GECC. There are two properties (Kettering, OH and Alpharetta, GA) where GECC continues to have liability for obligations under the leases, and we have agreed to indemnify GECC for any costs or expenses related to those obligations.

ITEM 3. LEGAL PROCEEDINGS
For a discussion concerning our legal proceedings, see Note 17. Legal Proceedings and Regulatory Matters to our consolidated and combined financial statements.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information
Our common stock trades on the New York Stock Exchange under the symbol “SYF”.
The following table reflects the range of the high and low closing prices per share of our common stock, as reported on The New York Stock Exchange for the periods indicated.

	Common stock market price
($ in dollars)	High	Low
2015
Fourth quarter	$33.98	$29.51
Third quarter	$35.99	$30.56
Second quarter	$33.30	$29.76
First quarter	$33.61	$28.52

2014
Fourth quarter	$30.50	$24.20
Third quarter(1)	$25.79	$22.93
______________________

(1)	Trading commenced July 31, 2014. Prior to that date, there was no public trading market for our common stock.
Holders
At February 22, 2016, the approximate number of holders of record of common stock was 3,531.
Dividends
Dividend Policy. We intend to establish dividends and share repurchase programs, subject to approval from our board of directors and non-objection from our regulators, in each case consistent with maintaining capital ratios well in excess of minimum regulatory requirements. The declaration and amount of any future dividends to holders of our common stock or stock repurchases will be at the discretion of our board of directors and will depend on many factors, including the financial condition, earnings, capital and liquidity requirements of us and the Bank, applicable regulatory restrictions, corporate law and contractual restrictions (including restrictions contained in the Bank Term Loan) and other factors that our board of directors deems relevant.
As a savings and loan holding company, our ability to pay dividends to our stockholders or to repurchase our stock is subject to regulation by the Federal Reserve Board. In addition, as a holding company, we rely significantly on dividends, distributions and other payments from the Bank to fund dividends to our stockholders. The ability of the Bank to make dividends and other distributions and payments to us is subject to regulation by the OCC and the Federal Reserve Board. See “Item 1A. Risk Factors—Risks Relating to Regulation—Failure by Synchrony and the Bank to meet applicable capital adequacy and liquidity requirements could have a material adverse effect on us” and “—We are subject to restrictions that limit our ability to pay dividends and repurchase our common stock; the Bank is subject to restrictions that limit its ability to pay dividends to us, which could limit our ability to pay dividends or make payments on our indebtedness” and “Item 1. Business—Regulation—Savings Association Regulation—Dividends and Stock Repurchases”.

Payment of Dividends to GE. Following the IPO, we did not pay any dividends to GE, and as a result of the Separation, GE no longer owns any of our outstanding common stock. Prior to the IPO, we made net transfers to GE of $603 million and $586 million during the years ended December 31, 2014 and 2013, respectively.
Securities Authorized for Issuance under Equity Compensation Plans
For information regarding compensation plans under which equity securities are authorized for issuance, see Note 13. Equity and Other Stock Related Information to the consolidated and combined financial statements in Part II, "Item 8. Financial Statements and Supplementary Data” of this Form 10-K Report.
Performance Graph
The following graph compares the cumulative total stockholders return (rounded to the nearest whole dollar) of the Company's common stock, the S&P 500 Stock Index and the S&P 500 Financials Index for the period from July 31, 2014 through December 31, 2015. The graph assumes an initial investment of $100 on July 31, 2014, the date the Company began trading on the NYSE following the IPO. The cumulative returns include stock price appreciation and assume full reinvestment of dividends. This graph does not forecast future performance of the Company's common stock.

$150.00
$140.00
$130.00
$120.00
$110.00
$100.00
$90.00
7/31/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
Synchrony Financial
S&P 500
S&P 500 Financials

	July 31, 2014	December 31, 2014	December 31, 2015
Synchrony Financial	$100.00	$129.35	$132.22
S&P 500	100.00	106.64	105.87
S&P 500 Financials	100.00	110.42	106.58

ITEM 6. FINANCIAL INFORMATION
Selected Financial Data
____________________________________________________________________________________________
Consolidated and Combined Statements of Earnings Information

	Years Ended December 31,
($ in millions, except per share data)	2015	2014	2013	2012	2011
Interest income	$13,228	$12,242	$11,313	$10,309	$9,141
Interest expense	1,135	922	742	745	932
Net interest income	12,093	11,320	10,571	9,564	8,209
Retailer share arrangements	(2,738)	(2,575)	(2,373)	(1,984)	(1,428)
Net interest income, after retailer share arrangements	9,355	8,745	8,198	7,580	6,781
Provision for loan losses	2,952	2,917	3,072	2,565	2,258
Net interest income, after retailer share arrangements and provision for loan losses	6,403	5,828	5,126	5,015	4,523
Other income	392	485	500	484	497
Other expense	3,264	2,927	2,484	2,123	2,010
Earnings before provision for income taxes	3,531	3,386	3,142	3,376	3,010
Provision for income taxes	1,317	1,277	1,163	1,257	1,120
Net earnings	$2,214	$2,109	$1,979	$2,119	$1,890
Weighted average shares outstanding (in millions)
Basic	833.8	757.4	705.3	705.3	705.3
Diluted	835.5	757.6	705.3	705.3	705.3
Earnings per share
Basic	$2.66	$2.78	$2.81	$3.00	$2.68
Diluted	$2.65	$2.78	$2.81	$3.00	$2.68

Consolidated and Combined Statements of Financial Position Information

($ in millions)	At December 31,
	2015	2014	2013	2012	2011
Assets:
Cash and equivalents	$12,325	$11,828	$2,319	$1,334	$1,187
Investment securities	3,142	1,598	236	193	198
Loan receivables	68,290	61,286	57,254	52,313	47,741
Allowance for loan losses	(3,497)	(3,236)	(2,892)	(2,274)	(2,052)
Loan receivables held for sale	—	332	—	—	—
Goodwill	949	949	949	936	936
Intangible assets, net	701	519	300	255	252
Other assets	2,225	2,431	919	705	1,853
Total assets	$84,135	$75,707	$59,085	$53,462	$50,115
Liabilities and Equity:
Total deposits	$43,447	$34,955	$25,719	$18,804	$17,832
Total borrowings	24,344	27,460	24,321	27,815	25,890
Accrued expenses and other liabilities	3,740	2,814	3,085	2,261	2,065
Total liabilities	71,531	65,229	53,125	48,880	45,787
Total equity	12,604	10,478	5,960	4,582	4,328
Total liabilities and equity	$84,135	$75,707	$59,085	$53,462	$50,115

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

Introduction and Business Overview
____________________________________________________________________________________________

We are one of the premier consumer financial services companies in the United States. We provide a range of credit products through programs we have established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners”. During 2015, we financed $113.6 billion of purchase volume, and at December 31, 2015, we had $68.3 billion of loan receivables and 68.3 million active accounts. For the year ended December 31, 2015, we had net earnings of $2.2 billion, representing a return on assets of 2.9%.
We offer our credit products primarily through our wholly-owned subsidiary, Synchrony Bank (the "Bank"). Through the Bank, we offer a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”). We are continuing to expand our direct banking operations to increase our deposit base as a source of stable and diversified low cost funding for our credit activities. We had $43.4 billion in deposits at December 31, 2015.
Our Separation from GE

On October 14, 2015, we received approval from the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) to become a stand-alone savings and loan holding company, to retain control of the Bank and to retain control of our nonbank subsidiaries following the completion of GE’s offer to exchange shares of GE common stock for all of our shares of our common stock owned by GE (the “exchange offer”). On November 17, 2015, we announced the completion of the exchange offer and our separation from GE (the "Separation"). Following the Separation, GE no longer owns any of our outstanding common stock.

Our Sales Platforms
____________________________________________________________________________________________
We conduct our operations through a single business segment. Profitability and expenses, including funding costs, loan losses and operating expenses, are managed for the business as a whole. Substantially all of our operations are within the United States. We offer our products through three sales platforms (Retail Card, Payment Solutions and CareCredit). Those platforms are organized by the types of products we offer and the partners we work with, and are measured on platform revenue, loan receivables, new accounts and other sales metrics. See “Item 1. Business—Our Sales Platforms.”
______________________

(1)	For a definition of platform revenue, which is a non-GAAP measure, and its reconciliation to interest and fees on loans, see “Results of Operations—Platform Analysis—Non-GAAP Measure”.
Retail Card
Retail Card is a leading provider of private label credit cards, and also provides Dual Cards and small and medium-sized business credit products. Our patented Dual Cards are credit cards that function as private label credit cards when used to purchase goods and services from our partners and as general purpose credit cards when used elsewhere. We offer one or more of these products primarily through 22 national and regional retailers with which we have ongoing program agreements. The average length of our relationship with these Retail Card partners is 17 years. Retail Card’s platform revenue consists of interest and fees on our loan receivables, plus other income, less retailer share arrangements. Other income primarily consists of interchange fees earned on Dual Card transactions (when the card is used outside of our partners' sales channels) and fees paid to us by customers who purchase our debt cancellation products, less loyalty program payments. Substantially all of the credit extended in this platform is on standard terms.
Payment Solutions
Payment Solutions is a leading provider of promotional financing for major consumer purchases, offering primarily private label credit cards and installment loans. At December 31, 2015, Payment Solutions offered these products through participating partners consisting of national and regional retailers, local merchants, manufacturers, buying groups and industry associations. Substantially all of the credit extended in this platform is promotional financing. Payment Solutions’ platform revenue primarily consists of interest and fees on our loan receivables, including “merchant discounts,” which are fees paid to us by our partners in almost all cases to compensate us for all or part of foregone interest income associated with promotional financing.

CareCredit
CareCredit is a leading provider of promotional financing to consumers for elective healthcare procedures or services, such as dental, veterinary, cosmetic, vision and audiology. At December 31, 2015, we had a network of CareCredit providers that collectively have approximately 195,000 locations, the vast majority of which are individual or small groups of independent healthcare providers, through which we offer a CareCredit branded private label credit card. Substantially all of the credit extended in this platform is promotional financing. CareCredit’s platform revenue primarily consists of interest and fees on our loan receivables, including merchant discounts.

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

•
Dual Cards. Our patented Dual Cards are credit cards that function as private label credit cards when used to purchase goods and services from our partners and as general purpose credit cards when used elsewhere. Credit extended under our Dual Cards typically is extended under standard terms only. Currently, only Retail Card offers Dual Cards. At December 31, 2015, we offered Dual Cards through 16 of our 22 active Retail Card programs.

Commercial Credit Products
We offer private label cards and co-branded cards for commercial customers that are similar to our consumer offerings. We also offer a commercial pay-in-full accounts receivable product to a wide range of business customers. We offer our commercial credit products primarily through our Retail Card platform to the commercial customers of our Retail Card partners.
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

Business Trends and Conditions
____________________________________________________________________________________________
We believe our business and results of operations will be impacted in the future by various trends and conditions, including the following:

•
Growth in loan receivables and interest income. We believe continuing improvement in the U.S. economy and employment rates will contribute to an increase in consumer credit spending. In addition, we expect the use of credit cards to continue to increase versus other forms of payment such as cash and checks. We anticipate that these trends, combined with our marketing and partner engagement strategies, will contribute to growth in our loan receivables. In the near-to-medium term, we expect our total interest income to continue to grow, driven by the expected growth in average loan receivables. Our historical growth rates in loan receivables and interest income have benefited from new partner acquisitions, and therefore, if we do not continue to acquire new partners, replace the programs that are not extended or otherwise grow our business, our growth rates in loan receivables and interest income in the future will be lower than in recent periods. In addition, we do not expect to make any significant changes to customer pricing or merchant discount pricing in the near term, and therefore we expect yields generated from interest and fees on interest-earning assets will remain relatively stable.

•
Extended duration of our Retail Card program agreements. We have extended many of our largest Retail Card program agreements, and as a result, we expect to continue to benefit from these programs on a long-term basis as indicated by the expiration schedule, which indicates for each period the number of programs scheduled to expire and the proportion of platform revenue that these programs comprised for the year ended December 31, 2015. See “Business - Retail Card” for additional information on the expiration of these programs.

A total of 17 of our 22 Retail Card program agreements now have an expiration date in 2019 or beyond. These 17 program agreements represented in the aggregate 89.7% of our Retail Card platform revenue for the year ended December 31, 2015 and 91.6% of our Retail Card loan receivables at December 31, 2015.

•
Increases in retailer share arrangement payments and other expense under extended program agreements. We believe that as a result of both the overall growth of our programs, as well as amendments we have made to the terms of certain program agreements that we extended during 2015, the payments we make to our partners under these extended retailer share arrangements, in the aggregate, are likely to increase both in absolute terms and as a percentage of our net earnings. Overall, we expect our payments to our partners under our retailer share arrangements to grow generally in line with the growth of our Retail Card loan receivables.

In addition, under the terms of certain program agreements we have extended in recent years, we have agreed to dedicate increased marketing expense and other investments to promote these programs. We expect to benefit from these increased payments and other expenses, as they will create additional incentives for our partners to support their programs and, in the case of increased marketing expense and other investments, directly promote these programs, all of which we expect will have a positive impact on purchase volume and result in higher loan receivables and increased interest and fees on loans. We also expect to benefit from the extended duration of our amended program agreements.

•
Stable asset quality. Our credit performance continued to improve through 2015. Our net charge-off rates decreased to 4.33% for the year ended December 31, 2015 from 4.51% for the year ended December 31, 2014, and our over-30 day delinquency rate decreased to 4.06% at December 31, 2015 from 4.14% at December 31, 2014, which are lower year-end levels than we experienced immediately prior to the financial crisis in 2007. In the near term, we expect the U.S. employment rate to continue to stabilize, and we do not anticipate making significant changes to our underwriting standards. Accordingly, we expect our charge-off rates to remain relatively stable in the near term. Provision for loan losses increased slightly by $35 million, or 1.2%, for the year ended December 31, 2015, as the growth in loan receivables was partially offset by the benefit from improving asset quality trends. As the credit environment stabilizes, we do not believe this benefit will repeat in the near term and expect that our provision for loan losses will increase at a higher rate than we experienced in 2015, primarily driven by our receivables growth.

•
Growth in interchange revenues and loyalty program costs. We believe that as a result of the overall growth in Dual Card transactions occurring outside of our Retail Card partners’ locations, interchange revenues will continue to increase. The expected growth in these transactions is driven, in part, by both existing and new loyalty programs with our Retail Card partners. In addition, we continue to offer and add new loyalty programs for our private label credit cards, for which we do not receive interchange fees. The growth in these existing and new loyalty programs will result in an increase in costs associated with these programs. Overall, we expect both our interchange revenues and loyalty program costs to grow in excess of the growth of our Retail Card loan receivables, and expect the increase in loyalty program costs to be higher than that expected for interchange revenues due to the additional loyalty programs for our private label credit cards. These increases have been contemplated in our program agreements with our Retail Card partners and are a component of the calculation of our payments due under our retailer share arrangements.

•
Impact of regulatory developments. Our business and the consumer financial services industry continues to be subject to regulation from various regulatory authorities, including the CFPB, which was established through the Dodd Frank Act. For the years ended December 31, 2015, 2014 and 2013, we incurred $9 million, $26 million and $133 million, respectively, in expenses related to litigation and regulatory matters. The expenses incurred in 2013, primarily related to an increase to our reserve for the matters settled with the CFPB and the DOJ in late 2013 and 2014. See “Item 1. Business—Regulation—Consumer Financial Services Regulation.”

•
Capital and liquidity levels. We expect to maintain sufficient capital and liquidity resources to support our daily operations, our business growth, and our credit ratings as well as regulatory and compliance requirements in a cost effective and prudent manner through expected and unexpected market environments. Following the Separation, we expect to continue to increase our capital and liquidity levels by, among other things, retaining net earnings and not paying a dividend or returning capital through stock repurchases until we have the non-objection of the Federal Reserve Board to do so. Our board of directors intends to establish dividends and share repurchases programs, in each case consistent with maintaining capital ratios well in excess of minimum regulatory requirements. At December 31, 2015, the Company had an estimated fully phased-in Basel III common equity Tier 1 ratio of 15.9%. We also expect that our liquidity portfolio will continue to be sufficient to support all of our business objectives.

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

Results of Operations
____________________________________________________________________________________________
Key Earnings Metrics
Growth Metrics

Purchase volume
$ in billions
$93.9
$103.1
$113.6
2013
2014
2015

Loan receivables
$ in billions
$57.3
$61.3
$68.3
2013
2014
2015

Active accounts
Average active accounts in millions
56.3
60.0
62.6
2013
2014
2015

Platform revenue
$ in millions
$9,422
$10,126
$10,833
2013
2014
2015

Asset Quality Metrics
Capital and Liquidity
______________________

(a) Represents Tier 1 common equity calculated under Basel I regulatory capital standards, see “Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital—Non-GAAP Measures.”

(b) Calculated under Basel III regulatory capital standards, subject to transition provisions.

Highlights for Year Ended December 31, 2015
Below are highlights of our performance for the year ended December 31, 2015 compared to the year ended December 31, 2014, as applicable, except as otherwise noted.

•
Net earnings increased 5.0% to $2,214 million for the year ended December 31, 2015, driven by higher net interest income, partially offset by increases in retailer share arrangements, provision for loan losses and other expenses.

•
Loan receivables increased 11.4% to $68,290 million at December 31, 2015 compared to December 31, 2014, primarily driven by higher purchase volume and average active account growth, and included growth associated with the BP portfolio acquired in the second quarter of 2015.

•
Net interest income increased 6.8% to $12,093 million for the year ended December 31, 2015, primarily due to higher average loan receivables, partially offset by higher interest expense driven by increased liquidity, funding mix and growth.

•
Retailer share arrangements increased 6.3% to $2,738 million for the year ended December 31, 2015, primarily as a result of growth and improved performance of the programs in which we have retailer share arrangements, partially offset with increased other expense and loyalty costs associated with these programs.

•
Loan delinquencies as a percentage of period-end loan receivables decreased with the over-30 day delinquency rate decreasing to 4.06% at December 31, 2015 from 4.14% at December 31, 2014, primarily driven by improving asset quality trends and general improvement in the U.S. economy. Net charge-off rates decreased 18 basis points to 4.33% for the year ended December 31, 2015, from 4.51% for the year ended December 31, 2014 reflecting these same trends.

•
Provision for loan losses increased by $35 million, or 1.2%, to $2,952 million for the year ended December 31, 2015, primarily due to portfolio growth, partially offset by improving asset quality trends. Our allowance coverage ratio (allowance for loan losses as a percent of end of period loan receivables) decreased to 5.12% at December 31, 2015, as compared to 5.28% at December 31, 2014, reflecting the recent improvements in our asset quality trends.

•
Other expense increased by $337 million, or 11.5%, for the year ended December 31, 2015, driven by investments in growth and infrastructure build in preparation for separation from GE and also included expenses for the completion of the EMV card rollout for active Dual Card accounts.

•
We continue to invest in our direct banking activities to grow our deposit base. Total deposits increased 24.3% to $43.4 billion at December 31, 2015, compared to December 31, 2014, driven primarily by growth in our direct deposits of 50.8% to $29.7 billion, partially offset by a reduction in our brokered deposits.

New and Extended Partner Agreements

•
We extended our Retail Card program agreements with Amazon, Chevron, Dick's Sporting Goods and PayPal, launched our new program with BP, and announced our new partnerships with Citgo and Stash Hotel Rewards.

•
We entered into new program agreements in our Payment Solutions sales platform with Guitar Center, Mattress Firm, The Container Store and Newegg and extended our program agreements with Discount Tire, Sleepy's, P.C. Richard & Son, Conn's, Polaris Industries, Mohawk Flooring, Art Van Furniture and MEGA Group USA, a national home furnishings buying group of independent retailers.

•
In our CareCredit sales platform, we added Rite Aid to our network of providers, added a new endorsement with VSP, the nation’s largest vision insurance provider, and renewed our endorsement with the American Society of Plastic Surgeons.

Highlights for Year Ended December 31, 2014
Below are highlights of our performance in 2014. These highlights generally are based on a comparison between our 2014 and 2013 results, except as otherwise noted.

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

•
Retailer share arrangements increased 8.5% to $2,575 million for the year ended December 31, 2014, primarily as a result of improved performance, and the growth of the programs in which we had retailer share arrangements, as well as from changes to the terms of the retailer share arrangements for those partners with whom we extended program agreements in late 2013 and in 2014.

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

•
Other expense increased to $2,927 million from $2,484 million for the years ended December 31, 2014 and 2013, respectively, driven by business growth, increased marketing investments and incremental costs associated with building our stand-alone infrastructure.

•
We completed our IPO, resulting in the issuance of a total of 128.5 million shares of our common stock, and entered into our new debt financings, which increased our indebtedness with third parties and reduced our funding from GECC. The net proceeds from these transactions increased our liquidity portfolio by $7.3 billion. Our liquidity portfolio, including undrawn credit facilities, was $19.0 billion at December 31, 2014.

•
We invested in our direct banking activities to grow our deposit base. Total deposits increased 35.9% to $35.0 billion at December 31, 2014, compared to December 31, 2013, driven primarily by growth in our direct deposits of 79.1% to $19.7 billion at December 31, 2014.

New and Extended Partner Agreements

•
During the year ended December 31, 2014, we extended five program agreements in Retail Card (American Eagle, Gap, Lowe's, QVC and Sam’s Club), and in February 2015, we extended our program agreement with Amazon. These programs represented, in the aggregate $22.2 billion in loan receivables at December 31, 2014. Program agreements with three Retail Card partners representing $0.5 billion in loan receivables, including loan receivables held for sale, at December 31, 2014, were not renewed.

•	During the year ended December 31, 2014, we entered into an agreement with BP, for a Retail Card program which commenced in May 2015, and which became one of our 20 largest program agreements.

•
In our Payment Solutions sales platform, we increased the number of participating partners in our network by over 2,000 partners, compared to the number of partners at December 31, 2013. In our CareCredit network, we increased the number of provider locations by over 9,000 locations, compared to the number of locations at December 31, 2013.

Summary Earnings
The following table sets forth our results of operations for the periods indicated.

Years ended December 31 ($ in millions)	2015	2014	2013
Interest income	$13,228	$12,242	$11,313
Interest expense	1,135	922	742
Net interest income	12,093	11,320	10,571
Retailer share arrangements	(2,738)	(2,575)	(2,373)
Net interest income, after retailer share arrangements	9,355	8,745	8,198
Provision for loan losses	2,952	2,917	3,072
Net interest income, after retailer share arrangements and provision for loan losses	6,403	5,828	5,126
Other income	392	485	500
Other expense	3,264	2,927	2,484
Earnings before provision for income taxes	3,531	3,386	3,142
Provision for income taxes	1,317	1,277	1,163
Net earnings	$2,214	$2,109	$1,979

Other Financial and Statistical Data
The following table sets forth certain other financial and statistical data for the periods indicated.

At and for the years ended December 31 ($ in millions)	2015	2014	2013
Financial Position Data (Average):
Loan receivables, including held for sale	$62,120	$57,101	$52,407
Total assets	$77,245	$66,152	$56,184
Deposits	$38,300	$30,350	$22,911
Borrowings	$24,352	$24,608	$25,209
Total equity	$11,578	$7,888	$5,121
Selected Performance Metrics:
Purchase volume(1)	$113,615	$103,149	$93,858
Retail Card	$92,190	$83,591	$75,739
Payment Solutions	$13,668	$12,447	$11,360
CareCredit	$7,757	$7,111	$6,759
Average active accounts (in thousands)(2)	62,643	60,009	56,253
Net interest margin(3)	15.77%	17.20%	18.78%
Net charge-offs	$2,691	$2,573	$2,454
Net charge-offs as a % of average loan receivables, including held for sale	4.33%	4.51%	4.68%
Allowance coverage ratio(4)	5.12%	5.28%	5.05%
Return on assets(5)	2.9%	3.2%	3.5%
Return on equity(6)	19.1%	26.7%	38.6%
Equity to assets(7)	14.99%	11.92%	9.11%
Other expense as a % of average loan receivables, including held for sale	5.25%	5.13%	4.74%
Efficiency ratio(8)	33.5%	31.7%	28.6%
Effective income tax rate	37.3%	37.7%	37.0%
Selected Period End Data:
Loan receivables	$68,290	$61,286	$57,254
Allowance for loan losses	$3,497	$3,236	$2,892
30+ days past due as a % of period-end loan receivables(9)	4.06%	4.14%	4.35%
90+ days past due as a % of period-end loan receivables(9)	1.86%	1.90%	1.96%
Total active accounts (in thousands)(2)	68,314	64,286	61,957
__________________

(1)
Purchase volume, or net credit sales, represents the aggregate amount of charges incurred on credit cards or other credit product accounts less returns during the period. Purchase volume includes activity related to our portfolios classified as held for sale.

(2)	Active accounts represent credit card or installment loan accounts on which there has been a purchase, payment or outstanding balance in the current month.

(3)	Net interest margin represents net interest income divided by average interest-earning assets.

(4)	Allowance coverage ratio represents allowance for loan losses divided by total period-end loan receivables.

(5)	Return on assets represents net earnings as a percentage of average total assets.

(6)	Return on equity represents net earnings as a percentage of average total equity.

(7)	Equity to assets represents average equity as a percentage of average total assets.

(8)	Efficiency ratio represents (i) other expense, divided by (ii) net interest income, after retailer share arrangements, plus other income.

(9)	Based on customer statement-end balances extrapolated to the respective period-end date.

Average Balance Sheet
The following tables set forth information for the periods indicated regarding average balance sheet data, which are used in the discussion of interest income, interest expense and net interest income that follow.

	2015			2014			2013
Years ended December 31 ($ in millions)	Average Balance(1)	Interest Income / Expense	Average Yield / Rate(2)	Average Balance(1)	Interest Income/ Expense	Average Yield / Rate(2)	Average Balance(1)	Interest Income/ Expense	Average Yield / Rate(2)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(3)	$11,406	$28	0.25%	$8,230	$16	0.19%	$3,651	$10	0.27%
Securities available for sale	3,142	21	0.67%	487	10	2.05%	217	8	3.69%
Loan receivables(4):
Credit cards, including held for sale(5)	59,603	12,932	21.70%	54,686	11,967	21.88%	49,704	11,015	22.16%
Consumer installment loans	1,119	104	9.29%	1,025	99	9.66%	1,336	129	9.66%
Commercial credit products	1,359	142	10.45%	1,373	149	10.85%	1,355	150	11.07%
Other	39	1	2.56%	17	1	5.88%	12	1	8.33%
Total loan receivables	62,120	13,179	21.22%	57,101	12,216	21.39%	52,407	11,295	21.55%
Total interest-earning assets	76,668	13,228	17.25%	65,818	12,242	18.60%	56,275	11,313	20.10%
Non-interest-earning assets:
Cash and due from banks	904			881			552
Allowance for loan losses	(3,340)			(3,039)			(2,693)
Other assets	3,013			2,492			2,050
Total non-interest-earning assets	577			334			(91)
Total assets	$77,245			$66,152			$56,184
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$38,148	$607	1.59%	$30,110	$470	1.56%	$22,405	$374	1.67%
Borrowings of consolidated securitization entities	13,868	215	1.55%	14,835	215	1.45%	16,209	211	1.30%
Bank term loan	5,383	136	2.53%	3,056	74	2.42%	—	—	—%
Senior unsecured notes	4,976	173	3.48%	1,382	50	3.62%	—	—	—%
Related party debt	125	4	3.20%	5,335	113	2.12%	9,000	157	1.74%
Total interest-bearing liabilities	62,500	1,135	1.82%	54,718	922	1.69%	47,614	742	1.56%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	152			240			506
Other liabilities	3,015			3,306			2,943
Total non-interest-bearing liabilities	3,167			3,546			3,449
Total liabilities	65,667			58,264			51,063
Equity
Total equity	11,578			7,888			5,121
Total liabilities and equity	$77,245			$66,152			$56,184
Interest rate spread(6)			15.43%			16.91%			18.54%
Net interest income		$12,093			$11,320			$10,571
Net interest margin(7)			15.77%			17.20%			18.78%
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

(2)	Average yields/rates are based on total interest income/expense over average monthly balances.

(3)	Includes average restricted cash balances of $566 million, $331 million and $58 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(4)	Non-accrual loans are included in the average loan receivables balances.

(5)	Interest income on credit cards includes fees on loans of $2,235 million, $2,129 million and $2,029 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(6)	Interest rate spread represents the difference between the yield on total interest-earning assets and the rate on total interest-bearing liabilities.

(7)	Net interest margin represents net interest income divided by average total interest-earning assets.
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

	2015 vs. 2014			2014 vs. 2013
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
($ in millions)	Average Volume	Average Yield / Rate	Net Change	Average Volume	Average Yield / Rate	Net Change
Interest-earning assets:
Interest-earning cash and equivalents	$7	$5	$12	$10	$(4)	$6
Securities available for sale	22	(11)	11	7	(5)	2
Loan receivables:
Credit cards, including held for sale	1,064	(99)	965	1,092	(140)	952
Consumer installment loans	9	(4)	5	(30)	—	(30)
Commercial credit products	(2)	(5)	(7)	2	(3)	(1)
Other	1	(1)	—	—	—	—
Total loan receivables	1,072	(109)	963	1,064	(143)	921
Change in interest income from total interest-earning assets	$1,101	$(115)	$986	$1,081	$(152)	$929

Interest-bearing liabilities:
Interest-bearing deposit accounts	$128	$9	$137	$122	$(26)	$96
Borrowings of consolidated securitization entities	(14)	14	—	(19)	23	4
Bank term loan	59	3	62	74	—	74
Senior unsecured notes	125	(2)	123	50	—	50
Related party debt	(147)	38	(109)	(73)	29	(44)
Change in interest expense from total interest-bearing liabilities	151	62	213	154	26	180
Total change in net interest income	$950	$(177)	$773	$927	$(178)	$749

Interest Income
Interest income is comprised of interest and fees on loans, which includes merchant discounts provided by partners to compensate us in almost all cases for all or part of the promotional financing provided to their customers, and interest on cash and equivalents and investment securities. We include in interest and fees on loans any past due interest and fees deemed to be collectible. Direct loan origination costs on credit card loans are deferred and amortized on a straight-line basis over a one-year period and recorded in interest and fees on loans. For non-credit card receivables, direct loan origination costs are deferred and amortized over the life of the loan and recorded in interest and fees on loans.
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

•	payment rates, reflecting the extent to which customers maintain a credit balance;

•	charge-offs, reflecting the receivables that are deemed not to be collectible;

•	the size of our liquidity portfolio; and

•	portfolio acquisitions when we enter into new partner relationships.
Key drivers of yield on average interest-earning assets include:

•	pricing (contractual rates of interest, movement in prime rates, late fees and merchant discount rates);

•	changes to our mix of loans (e.g., the number of loans bearing promotional rates as compared to standard rates);

•	frequency of late fees incurred when account holders fail to make their minimum payment by the required due date;

•	credit performance and accrual status of our loans; and

•	yield earned on our liquidity portfolio.
Interest income increased by $986 million, or 8.1%, for the year ended December 31, 2015, and by $929 million, or 8.2%, for the year ended December 31, 2014. These increases were driven primarily by growth in our loan receivables.
Average interest-earning assets

($ in millions)	2015	2014	2013
Loan receivables, including held for sale	$62,120	$57,101	$52,407
Liquidity portfolio and other	14,548	8,717	3,868
Total average interest-earning assets	$76,668	$65,818	$56,275
The increase in average loan receivables for the year ended December 31, 2015 was driven primarily by higher purchase volume of 10.1% as a result of average active account growth and higher purchase volume per account. Average active accounts increased 4.4% to 62.6 million for the year ended December 31, 2015 from 60.0 million for the year ended December 31, 2014.
The increase in average loan receivables for the year ended December 31, 2014, was driven primarily by higher purchase volume of 9.9% resulting from an increase in average active credit card accounts to 60.0 million for the year ended December 31, 2014 from 56.3 million for the year ended December 31, 2013.

Yield on average interest-earning assets

	2015	2014	2013

Yield on average interest-earning assets for the prior year	18.60%	20.10%	21.22%
Increase in liquidity portfolio invested in cash and short-term U.S. Treasuries	(1.18)%	(1.34)%	(1.01)%
Decrease in yield on loan receivables, including held for sale	(0.17)%	(0.16)%	(0.11)%
Yield on average interest-earning assets for the years ended December 31	17.25%	18.60%	20.10%

The decrease in yield on interest-earning assets for the year ended December 31, 2015 was driven primarily by growth in our liquidity portfolio, which is comprised primarily of cash and equivalents and obligations of the U.S. Treasury that mature in less than twelve months, which results in a significantly lower yield than our loan receivables. The yield on our average loan receivables decreased to 21.22% for the year ended December 31, 2015 from 21.39% for the year ended December 31, 2014, reflecting the impact of slightly higher payment rates from our customers and growth in promotional balances.
The decrease in yield on interest-earning assets for the year ended December 31, 2014 was driven primarily by an increase in our average interest-earning cash and equivalents which earn a lower yield than our loan receivables. The yield on our average loan receivables decreased slightly to 21.39% for the year ended December 31, 2014 from 21.55% for the year ended December 31, 2013, reflecting the impact of higher payment rates from our customers.
Interest Expense
Interest expense is incurred on our interest-bearing liabilities, which consisted of interest-bearing deposit accounts, borrowings of consolidated securitization entities, the Bank Term Loan and senior unsecured notes.
Key drivers of interest expense include:

•	the amounts outstanding of our deposits and borrowings;

•	the interest rate environment and its effect on interest rates paid on our funding sources; and

•	the changing mix in our funding sources as we continue to increase the proportion of our funding provided by our deposits and third-party debt.
Interest expense increased by $213 million, or 23.1%, for the year ended December 31, 2015, driven primarily by increases in average interest-bearing liabilities of $7,782 million, or 14.2%, and an increase of 13 basis points in our cost of funds arising from the changes in our funding mix. Our cost of funds increased to 1.82% for the year ended December 31, 2015 from 1.69% for the year ended December 31, 2014.
Interest expense increased by $180 million, or 24.3%, for the year ended December 31, 2014, driven primarily by increases in average interest-bearing liabilities of $7,104 million, or 14.9% and an increase of 13 basis points in cost of funds.
Average interest-bearing liabilities

Years ended December 31 ($ in millions)	2015	2014	2013
Interest-bearing deposit accounts	$38,148	$30,110	$22,405
Borrowings of consolidated securitization entities	13,868	14,835	16,209
Third-party debt	10,359	4,438	—
Related party debt	125	5,335	9,000
Total average interest-bearing liabilities	$62,500	$54,718	$47,614

The increases in average interest-bearing liabilities for the year ended December 31, 2015 was driven primarily by growth in our direct deposits and the issuance of third-party debt to replace our related party funding from GECC.
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
Net interest income increased by $773 million, or 6.8%, for the year ended December 31, 2015, driven by higher average loan receivables, partially offset by increased interest expense driven by higher liquidity, funding mix and growth.
Net interest income increased by $749 million, or 7.1%, for the year ended December 31, 2014, driven by growth in loan receivables, partially offset by higher interest expense and a decrease in our yield on interest-earning assets due to a higher average interest-earning cash and equivalents balance.
Retailer Share Arrangements
Most of our Retail Card program agreements and certain other program agreements contain retailer share arrangements that provide for payments to our partners if the economic performance of the program exceeds a contractually defined threshold. These arrangements are designed to align our interests and provide an additional incentive to our partners to promote our credit products. Although the share arrangements vary by partner, these arrangements are generally structured to measure the economic performance of the program, based typically on agreed upon program revenues (including interest income and certain other income) less agreed upon program expenses (including interest expense, provision for loan losses, retailer payments and operating expenses), and share portions of this amount above a negotiated threshold. The threshold and economic performance of a program that are used to calculate payments to our partners may be based on, among other things, agreed upon measures of program expenses rather than our actual expenses, and therefore increases in our actual expenses (such as funding costs or operating expenses) may not necessarily result in reduced payments under our retailer share arrangements. These arrangements are typically designed to permit us to achieve an economic return before we are required to make payments to our partners based on the agreed contractually defined threshold. Our payments to partners pursuant to these retailer share arrangements have increased in recent years (both in absolute terms and as a proportion of interest income), partially as a result of the growth of our receivables related to programs with retailer share arrangements and improvements in the credit performance of these receivables. In addition, we have made changes to the terms of certain program agreements that have been renegotiated in the past few years that have contributed to the increase in payments to partners pursuant to retailer share arrangements.
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
Retailer share arrangements increased by $163 million, or 6.3%, for the year ended December 31, 2015, driven primarily by the growth and improved performance of the programs in which we have retailer share arrangements, partially offset with increased other expense and loyalty costs associated with these programs.

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
Provision for Loan Losses
Provision for loan losses is the expense related to maintaining the allowance for loan losses at an appropriate level to absorb the estimated probable losses inherent in the loan portfolio at each period end date. Provision for loan losses in each period is a function of net charge-offs (gross charge-offs net of recoveries) and the required level of the allowance for loan losses. Our process to determine our allowance for loan losses is based upon our estimate of the incurred loss period for each type of loss (i.e., aged, fraud, deceased, settlement, other non-aged and bankruptcy) by partner. See “Critical Accounting Estimates - Allowance for Loan Losses” and Note 2. Significant Accounting Policies to our consolidated and combined financial statements for additional information on our allowance for loan loss methodology.
Provision for loan losses increased by $35 million, or 1.2%, for the year ended December 31, 2015 primarily due to portfolio growth, partially offset by improving asset quality trends. Our allowance coverage ratio decreased to 5.12% at December 31, 2015, as compared to 5.28% at December 31, 2014, reflecting the recent improvements in our asset quality trends.
Provision for loan losses decreased by $155 million, or 5.0%, for the year ended December 31, 2014.  This decrease was driven primarily as a result of an incremental provision of $642 million recorded in 2013 relating to enhancements to our allowance for loan loss methodology, which was not repeated in the current period.  This decrease was partially offset by increased provisions in 2014 primarily related to portfolio growth.  Our allowance coverage ratio increased to 5.28% at December 31, 2014, as compared to 5.05% at December 31, 2013, reflecting a transition to a stable credit outlook at December 31, 2014 from an improving outlook at December 31, 2013.
Other Income

Years ended December 31 ($ in millions)	2015	2014	2013
Interchange revenue	$505	$389	$324
Debt cancellation fees	249	275	324
Loyalty programs	(419)	(281)	(213)
Other	57	102	65
Total other income	$392	$485	$500
Interchange revenue
We earn interchange fees on Dual Card transactions outside of our partners’ sales channels, based on a flat fee plus a percent of the purchase amount. We also process general purpose card transactions for some Payment Solutions and CareCredit partners as their acquiring bank, for which we obtain an interchange fee. Growth in interchange revenue has been, and is expected to continue to be, driven primarily by growth in our Dual Card product.
Interchange revenue increased by $116 million, or 29.8%, for the year ended December 31, 2015, and by $65 million, or 20.1%, for the year ended December 31, 2014, due to increased purchase volume outside of our retail partners' sales channels.

Debt cancellation fees
Debt cancellation fees relate to payment protection products purchased by our credit card customers. Customers who choose to purchase these products are charged a monthly fee based on their account balance. In return, we will cancel all or a portion of a customer’s credit card balance in the event of certain qualifying life events. We offer our debt cancellation product to our credit card customers online and, on a limited basis, by direct mail. We no longer offer this product via phone calls to our customer service department, which has led to a decrease in new enrollments for this product and is expected to result in a lower level of income generated by this product in the future as the balances of existing accounts enrolled in this program decrease over time.
Debt cancellation fees decreased by $26 million, or 9.5%, for the year ended December 31, 2015, and by $49 million, or 15.1%, for the year ended December 31, 2014, driven by fewer customers being enrolled in the product.
Loyalty programs
We operate a number of loyalty programs in our Retail Card platform that are designed to generate incremental purchase volume per customer, while reinforcing the value of the card and strengthening cardholder loyalty. These programs typically provide cardholders with rewards in the form of merchandise discounts that are earned by achieving a pre-set spending level on their private label credit card or Dual Card. Other programs provide cash back or rewards points, which are redeemable for a variety of products or awards. Growth in loyalty program payments has been, and is expected to continue to be, driven by growth in purchase volume related to existing loyalty programs and the rollout of new loyalty programs.
Loyalty programs cost increased by $138 million, or 49.1%, for the year ended December 31, 2015, and by $68 million, or 31.9%, for the year ended December 31, 2014, arising from the launch of new rewards programs with our partners and growth in purchase volume associated with existing loyalty programs.
Other
Other includes a variety of items including ancillary fees and investment gains/losses.
Other decreased by $45 million, or 44.1%, for the year ended December 31, 2015, and increased by $37 million, or 56.9%, for the year ended December 31, 2014. These changes were primarily due to a gain recorded in connection with portfolio sales in 2014.
Other Expense

Years ended December 31 ($ in millions)	2015	2014	2013
Employee costs	$1,042	$866	$698
Professional fees	645	563	449
Marketing and business development	433	460	269
Information processing	297	212	193
Other	847	826	875
Total other expense	$3,264	$2,927	$2,484
Employee costs
Employee costs primarily consist of employee compensation and benefit costs.
Employee costs increased by $176 million, or 20.3%, for the year ended December 31, 2015, and by $168 million, or 24.1%, for the year ended December 31, 2014, primarily related to additional compensation expenses for new employees related to the building of our stand-alone infrastructure and to support business growth and salary increases for existing employees.

Professional fees
Professional fees consist primarily of outsourced provider fees (e.g., collection agencies and call centers), legal, accounting, consulting, and recruiting expenses.
Professional fees increased by $82 million, or 14.6%, for the year ended December 31, 2015. These expense increases were due to business growth, the Separation and higher third-party costs related to the EMV card rollout for active Dual Card accounts.
Professional fees increased by $121 million, or 24.9%, for the year ended December 31, 2014. These expense increases were due to higher professional and other consulting fees related to the IPO, the Separation, growth of the retail deposit platform and other business growth (e.g., increased active accounts and increased purchase volumes).
Marketing and business development
Marketing and business development costs consist primarily of our contractual and discretionary marketing and business development spend, as well as amortization expense associated with retail partner contract acquisitions and extensions.
Marketing and business development costs decreased by $27 million, or 5.9%, for the year ended December 31, 2015, primarily due to lower portfolio marketing investments and lower brand advertising.
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
Information processing costs increased by $85 million, or 40.1%, for the year ended December 31, 2015, due to higher information technology investment and higher transaction volume.
Information processing costs increased by $19 million, or 9.8%, for the year ended December 31, 2014, due to higher transaction volume and increased software licensing and maintenance expense.
Other
Other primarily consists of postage, fraud expense, litigation and regulatory matters expense and various other corporate overhead items such as facilities leases and maintenance, leased equipment and telephone charges. For periods prior to the IPO, we incurred certain corporate overhead costs that were allocated to us by GE. Postage is driven primarily by the number of our active accounts and the percentage of customers that utilize our electronic billing option. Fraud is driven primarily by the number of our active Dual Card accounts.
The “other” component increased for the year ended December 31, 2015 primarily due to investments in growth, infrastructure build in preparation for separation from GE, higher fraud expense, and also included expenses related to the completion of the EMV card rollout for active Dual Card accounts. These increases were largely offset by the impact of corporate overhead allocations no longer being billed to us by GE following our IPO.
The “other” component decreased for the year ended December 31, 2014 primarily due to lower corporate overhead allocations and assessments from GECC and a decrease in litigation and regulatory expense. These decreases were partially offset by an increase in expense driven by business growth. Following the IPO, we no longer receive corporate overhead allocations and assessments from GECC. All services provided by GECC to us following the IPO were directly billed to us in accordance with the terms of the relevant agreement, and are included in the appropriate cost categories. See Note 15. Related Party Transactions to our consolidated and combined financial statements for additional information on our transactions with GE and GECC.

Provision for Income Taxes

Years ended December 31 ($ in millions)	2015	2014	2013
Effective tax rate	37.3%	37.7%	37.0%
Provision for income taxes	$1,317	$1,277	$1,163
For periods up to and including the date of Separation, we are included in the consolidated U.S. federal and state income tax returns of GE, where applicable, but also file certain separate state and foreign income tax returns. For periods after the date of Separation we will file separate consolidated U.S. federal and state income tax returns. Our current obligations for taxes are settled with GE, or the relevant tax authority, as applicable, on an estimated basis and adjusted in later periods as appropriate and are reflected in our consolidated and combined financial statements in the periods in which those settlements occur. We recognize the current and deferred tax consequences of all transactions that have been recognized in the consolidated and combined financial statements using the provisions of the enacted tax laws. See “Critical Accounting Estimates—Income Taxes” for a discussion of the significant judgments and estimates related to income taxes.
The effective tax rate for the year ended December 31, 2015 decreased slightly compared to the prior year. The decrease was primarily due to a reduction in certain non-deductible expenses and tax reserves for uncertain income tax positions, partially offset by increases in current state tax rates, and a non-recurring tax expense incurred in the prior year related to an internal corporate reorganization. In each period, the effective tax rate differs from the U.S. federal statutory tax rate of 35.0%, primarily due to state income taxes.
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

Years ended December 31 ($ in millions)	2015	2014	2013
Interest and fees on loans	$13,179	$12,216	$11,295
Other income	392	485	500
Retailer share arrangements	(2,738)	(2,575)	(2,373)
Platform revenue	$10,833	$10,126	$9,422

Retail Card
The following table sets forth supplemental information related to our Retail Card platform for the periods indicated.

Years ended December 31 ($ in millions)	2015	2014	2013
Purchase volume	$92,190	$83,591	$75,739
Period-end loan receivables	$47,412	$42,308	$39,834
Average loan receivables, including held for sale	$42,687	$39,278	$35,716
Average active accounts (in thousands)	50,358	48,599	45,690

Platform revenue:
Interest and fees on loans	$9,774	$9,040	$8,317
Other income	339	407	419
Retailer share arrangements	(2,688)	(2,530)	(2,331)
Platform revenue	$7,425	$6,917	$6,405
Retail Card platform revenue increased by $508 million, or 7.3%, for the year ended December 31, 2015 and by $512 million, or 8.0%, for the year ended December 31, 2014. These increases were primarily the result of an increase in interest and fees on loans driven by an increase in average loan receivables, partially offset by increases in retailer share arrangement payments. The increases in these payments were as a result of the factors discussed under the heading “Retailer Share Arrangements” above.
Payment Solutions
The following table sets forth supplemental information related to our Payment Solutions platform for the periods indicated.

Years ended December 31 ($ in millions)	2015	2014	2013
Purchase volume	$13,668	$12,447	$11,360
Period-end loan receivables	$13,543	$12,095	$10,893
Average loan receivables	$12,436	$11,171	$10,469
Average active accounts (in thousands)	7,478	6,869	6,330

Platform revenue:
Interest and fees on loans	$1,719	$1,582	$1,506
Other income	17	32	36
Retailer share arrangements	(45)	(41)	(36)
Platform revenue	$1,691	$1,573	$1,506
Payment Solutions platform revenue increased by $118 million, or 7.5%, for the year ended December 31, 2015. The increase was primarily the result of higher interest and fees on loans driven primarily by an increase in average loan receivables, partially offset with a reduction in receivable yield.
Payment Solutions platform revenue increased by $67 million, or 4.4%, for the year ended December 31, 2014. The increase was primarily the result of higher interest and fees on loans due to an increase in average loan receivables.

CareCredit
The following table sets forth supplemental information related to our CareCredit platform for the periods indicated.

Years ended December 31 ($ in millions)	2015	2014	2013
Purchase volume	$7,757	$7,111	$6,759
Period-end loan receivables	$7,335	$6,883	$6,527
Average loan receivables	$6,997	$6,652	$6,222
Average active accounts (in thousands)	4,807	4,541	4,233

Platform revenue:
Interest and fees on loans	$1,686	$1,594	$1,472
Other income	36	46	45
Retailer share arrangements	(5)	(4)	(6)
Platform revenue	$1,717	$1,636	$1,511
CareCredit platform revenue increased by $81 million, or 5.0%, for the year ended December 31, 2015. The increase was primarily the result of an increase in interest and fees on loans driven primarily by an increase in average loan receivables.
CareCredit platform revenue increased by $125 million, or 8.3%, for the year ended December 31, 2014. The increase was primarily the result of an increase in interest and fees on loans driven primarily by an increase in average loan receivables.
Services and Funding Provided by GE
____________________________________________________________________________________________
Services provided by GE
Following the Separation, GE no longer owns any of our outstanding common stock and is no longer a related party to us, and we no longer consider our transactions with GE as related party transactions.
Following the IPO, GE provided a variety of services to us, which were governed by the Transitional Services Agreement (“TSA”) and various other agreements with GE and GECC that we entered into in connection with the IPO. The services provided included, among other things, employee benefits and benefit administration, information technology, telecommunication services and leases for vehicles, equipment and facilities. Under the TSA, all of the costs billed to us by GE subsequent to the IPO were at GE’s cost in accordance with historic billing methodologies. The majority of the services provided by GE have been replaced, and we expect the remaining services will be replaced by mid-2016.
For periods prior to the IPO, we were an indirect wholly-owned subsidiary of GE and GECC, and in addition to the services discussed above, we also received a corporate overhead allocation and assessment from GE and GECC for corporate activities that either directly or indirectly benefited our business.
Funding provided by GECC
GECC no longer provides funding to our business. During the first quarter of 2015, we prepaid all of the remaining outstanding indebtedness provided under the GECC Term Loan. Prior to the IPO, GECC was a key source of funding for our business.
See Note 15. Related Party Transactions to our consolidated and combined financial statements for additional information on our transactions with GE and GECC prior to the Separation, and see Funding, Liquidity and Capital Resources - Funding Sources - Related Party Debt for additional information on the funding provided by GECC to us and the related interest expense.
Investment Securities
____________________________________________________________________________________________
The following discussion provides supplemental information regarding our investment securities portfolio. All of our investment securities are classified as available-for-sale at December 31, 2015, 2014 and 2013, and are primarily short-term obligations of the U.S. Treasury or held to comply with the Community Reinvestment Act. Investment securities classified as available-for-sale are reported in our Consolidated Statements of Financial Position at fair value. Our portfolio of investment securities consisted primarily of short-term obligations of the U.S. Treasury, state and municipal bonds and residential mortgage-backed securities.
The following table sets forth the amortized cost and fair value of our investment securities at the dates indicated:

	2015		2014		2013
At December 31 ($ in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debt:
U.S. government and federal agency	$2,768	$2,761	$1,252	$1,252	$—	$—
State and municipal	51	49	57	57	53	46
Residential mortgage-backed	323	317	271	271	183	175
U.S. corporate debt	—	—	3	3	—	—
Equity	15	15	15	15	15	15
Total	$3,157	$3,142	$1,598	$1,598	$251	$236

Unrealized gains and losses, net of the related tax effect, on available-for-sale securities that are not other-than-temporarily impaired are excluded from earnings and are reported as a separate component of comprehensive income (loss) until realized. At December 31, 2015, 2014 and 2013, our investment securities had gross unrealized gains of $2 million, $4 million and $1 million, respectively, and gross unrealized losses of $17 million, $4 million and $16 million, respectively.
Our investment securities portfolio had the following maturity distribution at December 31, 2015. Equity securities have been excluded from the table because they do not have a maturity.

($ in millions)	Due in 1 Year or Less	Due After 1 through 5 Years	Due After 5 through 10 Years	Due After 10 years	Total
Debt:
U.S. government and federal agency	$1,218	$1,543	$—	$—	$2,761
State and municipal	—	1	—	48	49
Residential mortgage-backed	—	—	—	317	317
Total(1)	$1,218	$1,544	$—	$365	$3,127
Weighted average yield(2)	0.3%	0.7%	—%	3.5%	0.9%
______________________

(1)	Amounts stated represent estimated fair value.

(2)	Weighted average yield is calculated based on the amortized cost of each security. In calculating yield, no adjustment has been made with respect to any tax exempt obligations.
At December 31, 2015, we did not hold investments in any single issuer with an aggregate book value that exceeded 10% of equity, excluding obligations of the U.S. government.
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

At December 31 ($ in millions)	2015	(%)	2014	(%)	2013	(%)	2012	(%)	2011	(%)
Loans
Credit cards	$65,773	96.3%	$58,880	96.1%	$54,958	96.0%	$49,572	94.8%	$44,287	92.7%
Consumer installment loans	1,154	1.7	1,063	1.7	965	1.7	1,424	2.7	2,078	4.4
Commercial credit products	1,323	1.9	1,320	2.2	1,317	2.3	1,307	2.5	1,350	2.8
Other	40	0.1	23	—	14	—	10	—	26	0.1
Total loans	$68,290	100.0%	$61,286	100.0%	$57,254	100.0%	$52,313	100.0%	$47,741	100.0%
Loan receivables increased by $7,004 million, or 11.4%, at December 31, 2015 compared to December 31, 2014, driven by higher purchase volume and average active account growth.

Our loan receivables portfolio had the following maturity distribution at December 31, 2015.

($ in millions)	Within 1 Year(1)	1-5 Years(2)	After 5 Years	Total
Loans
Credit cards	$65,290	$483	$—	$65,773
Consumer installment loans	16	588	550	1,154
Commercial credit products	1,319	4	—	1,323
Other	7	24	9	40
Total loans	$66,632	$1,099	$559	$68,290
Loans due after one year at fixed interest rates	N/A	$1,099	$559	$1,658
Loans due after one year at variable interest rates	N/A	—	—	—
Total loans due after one year	N/A	$1,099	$559	$1,658
______________________

(1)
Credit card loans have minimum payment requirements but no stated maturity and therefore are included in the due within one year category. However, many of our credit card holders will revolve their balances, which may extend their repayment period beyond one year for balances at December 31, 2015.

(2)	Credit card and commercial loans due after one year relate to Troubled Debt Restructuring ("TDR") assets
Our loan receivables portfolio had the following geographic concentration at December 31, 2015.

($ in millions)	Loan Receivables Outstanding(1)	% of Total Loan Receivables Outstanding
State
Texas	$6,695	9.8%
California	$6,595	9.7%
Florida	$5,368	7.9%
New York	$3,840	5.6%
Pennsylvania	$3,016	4.4%
_______________________

(1)	Based on December 2015 customer statement-end balances extrapolated to December 31, 2015. Individual customer balances at December 31, 2015 are not available without undue burden and expense.
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

At December 31 ($ in millions)	2015	2014	2013	2012	2011
Non-accrual loan receivables	$3	$2	$2	$1,042	$1,003
Loans contractually 90 days past-due and still accruing interest	1,270	1,160	1,119	15	36
Earning TDRs(1)	712	670	741	866	1,082
Non-accrual, past-due and restructured loan receivables	$1,985	$1,832	$1,862	$1,923	$2,121
______________________

(1)
At December 31, 2015, 2014 and 2013, balances exclude $51 million, $54 million and $70 million, respectively, of TDRs which are included in loans contractually 90 days past-due and still accruing interest balance. See Note 4. Loan Receivables and Allowance for Loan Losses to our consolidated and combined financial statements for additional information on the financial effects of TDRs for the years ended December 31, 2015 and 2014, respectively.

At December 31 ($ in millions)	2015	2014
Gross amount of interest income that would have been recorded in accordance with the original contractual terms	$153	$142
Interest income recognized	49	56
Total interest income foregone	$104	$86
Delinquencies
Loan delinquencies as a percentage of period-end loan receivables decreased with the over-30 day delinquency rate decreasing to 4.06% at December 31, 2015, as compared to 4.14% at December 31, 2014. The 8 basis point decrease compared to the same period in prior year was primarily driven by general improvement in the U.S. economy.
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
The table below sets forth the ratio of net charge-offs to average loan receivables, including held for sale, for the periods indicated.

Years ended December 31	2015	2014	2013	2012	2011
Ratio of net charge-offs to average loan receivables, including held for sale	4.33%	4.51%	4.68%	4.93%	5.80%
Allowance for Loan Losses
The allowance for loan losses totaled $3,497 million at December 31, 2015 compared with $3,236 million at December 31, 2014, representing our best estimate of probable losses inherent in the portfolio. The increase in allowance for loan losses was primarily driven by an increase in our expected losses driven by growth in loan receivables.

The following tables provide changes in our allowance for loan losses for the periods presented:

	Balance at January 1, 2015	Provision charged to operations	Other(1)	Gross charge-offs(2)	Recoveries(2)	Balance at December 31, 2015
($ in millions)
Credit cards	$3,169	$2,880	$—	$(3,289)	$660	$3,420
Consumer installment loans	22	25	—	(35)	14	26
Commercial credit products	45	46	—	(47)	6	50
Other	—	1	—	—	—	1
Total	$3,236	$2,952	$—	$(3,371)	$680	$3,497

	Balance at January 1, 2014	Provision charged to operations	Other(1)	Gross charge-offs(2)	Recoveries(2)	Balance at December 31, 2014
($ in millions)
Credit cards	$2,827	$2,858	$—	$(3,111)	$595	$3,169
Consumer installment loans	19	20	—	(30)	13	22
Commercial credit products	46	39	—	(48)	8	45
Other	—	—	—	—	—	—
Total	$2,892	$2,917	$—	$(3,189)	$616	$3,236

	Balance at January 1, 2013	Provision charged to operations	Other(1)	Gross charge-offs(2)	Recoveries(2)	Balance at December 31, 2013
($ in millions)
Credit cards	$2,174	$2,970	$—	$(2,847)	$530	$2,827
Consumer installment loans	62	49	—	(111)	19	19
Commercial credit products	38	53	—	(53)	8	46
Other	—	—	—	—	—	—
Total	$2,274	$3,072	$—	$(3,011)	$557	$2,892

	Balance at January 1, 2012	Provision charged to operations	Other(1)	Gross charge-offs(2)	Recoveries(2)	Balance at December 31, 2012
($ in millions)
Credit cards	$1,902	$2,438	$—	$(2,680)	$514	$2,174
Consumer installment loans	113	54	—	(130)	25	62
Commercial credit products	37	69	—	(76)	8	38
Other	—	4	—	(4)	—	—
Total	$2,052	$2,565	$—	$(2,890)	$547	$2,274

	Balance at January 1, 2011	Provision charged to operations	Other(1)	Gross charge-offs(2)	Recoveries(2)	Balance at December 31, 2011
($ in millions)
Credit cards	$2,137	$2,130	$(8)	$(2,850)	$493	$1,902
Consumer installment loans	176	54	—	(151)	34	113
Commercial credit products	49	74	—	(99)	13	37
Other	—	—	—	—	—	—
Total	$2,362	$2,258	$(8)	$(3,100)	$540	$2,052
______________________

(1)	Other primarily included the effects of foreign currency exchange.

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
Funding Sources
Our primary funding sources include cash from operations, deposits (direct and brokered deposits), third-party debt and securitized financings.
The following table summarizes information concerning our funding sources during the periods indicated:

	2015			2014			2013
Years ended December 31 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$38,148	61.0%	1.6%	$30,110	55.0%	1.6%	$22,405	47.1%	1.7%
Securitized financings	13,868	22.2	1.6	14,835	27.1	1.4	16,209	34.0	1.3
Bank term loan	5,383	8.6	2.5	3,056	5.6	2.4	—	—	—
Senior unsecured notes	4,976	8.0	3.5	1,382	2.5	3.6	—	—	—
Related party debt	125	0.2	3.2	5,335	9.8	2.1	9,000	18.9	1.7
Total	$62,500	100.0%	1.8%	$54,718	100.0%	1.7%	$47,614	100.0%	1.6%
______________________

(1)
Excludes $152 million, $240 million and $506 million average balance of non-interest-bearing deposits for the years ended December 31, 2015, 2014 and 2013, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the years ended December 31, 2015, 2014 and 2013.

Deposits
We obtain deposits directly from retail and commercial customers (“direct deposits”) or through third-party brokerage firms that offer our deposits to their customers (“brokered deposits”). At December 31, 2015, we had $29.7 billion in direct deposits (which includes deposits from banks and financial institutions) and $13.7 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger that channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to significantly expand our direct deposits base as a source of stable and diversified low cost funding.

Our direct deposits include a range of FDIC-insured deposit products, including certificates of deposit, IRAs, money market accounts and savings accounts.
Brokered deposits are primarily from retail customers of large brokerage firms. We have relationships with 10 brokers that offer our deposits through their networks. Our brokered deposits consist primarily of certificates of deposit that bear interest at a fixed rate and at December 31, 2015, had a weighted average remaining life of 3.4 years. These deposits generally are not subject to early withdrawal.
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

Years ended December 31 ($ in millions)	2015			2014			2013
	Average Balance(1)	% of Total	Average Rate	Average Balance(1)	% of Total	Average Rate	Average Balance(1)	% of Total	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$15,543	40.7%	1.4%	$10,993	36.5%	1.3%	$5,889	26.3%	0.9%
Savings accounts (including money market accounts)	8,775	23.0%	1.0	4,365	14.5	0.9	2,193	9.8	0.8
Brokered deposits	13,830	36.3%	2.2	14,752	49.0	2.0	14,323	63.9	2.1
Total interest-bearing deposits	$38,148	100.0%	1.6%	$30,110	100.0%	1.6%	$22,405	100.0%	1.7%
______________________

(1)	Average balances are based on monthly balances. Calculation of daily averages at this time involves undue burden and expense. We believe our average balance data is representative of our operations.
Our deposit liabilities provide funding with maturities ranging from one day to ten years. At December 31, 2015, the weighted average maturity of our interest-bearing time deposits was 2.2 years. See Note 7. Deposits to our consolidated and combined financial statements for more information on their maturities.

The following table summarizes deposits by contractual maturity at December 31, 2015.

($ in millions)	3 Months or Less	Over 3 Months but within 6 Months	Over 6 Months but within 12 Months	Over 12 Months	Total
U.S. deposits (less than $100,000)(1)	$5,234	$1,447	$2,779	$11,362	$20,822
U.S. deposits ($100,000 or more)
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	1,747	2,182	3,108	4,898	11,935
Savings accounts (including money market accounts)	9,330	—	—	—	9,330
Brokered deposits:
Sweep accounts	1,360	—	—	—	1,360
Total	$17,671	$3,629	$5,887	$16,260	$43,447
______________________

(1)	Includes brokered certificates of deposit for which underlying individual deposit balances are assumed to be less than $100,000.
Securitized Financings
We have been engaged in the securitization of our credit card receivables since 1997. We access the asset-backed securitization market using the Synchrony Credit Card Master Note Trust (“SYNCT”) through which we issue asset-backed securities through both public transactions and private transactions funded by financial institutions and commercial paper conduits. In addition, we issue asset-backed securities in private transactions through the Synchrony Sales Finance Master Trust (“SFT”) and the Synchrony Receivables Trust (“SRT”).
At December 31, 2015, we had $6.0 billion of outstanding private asset-backed securities and $7.6 billion of outstanding public asset-backed securities, in each case held by unrelated third parties.
The following table summarizes expected contractual maturities of the investors’ interests in securitized financings at December 31, 2015.

($ in millions)	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years	Total
Scheduled maturities of long-term borrowings—owed to securitization investors:
SYNCT(1)	$743	$8,242	$2,188	$—	$11,173
SFT	—	1,875	375	—	2,250
SRT	99	81	—	—	180
Total long-term borrowings—owed to securitization investors	$842	$10,198	$2,563	$—	$13,603
______________________

(1)	Excludes subordinated classes of SYNCT notes that we own.
We retain exposure to the performance of trust assets through: (i) in the case of SYNCT, SFT and SRT, subordinated retained interests in the receivables transferred to the trust in excess of the principal amount of the notes for a given series to provide credit enhancement for a particular series, as well as a pari passu seller’s interest in each trust and (ii) subordinated classes of SYNCT notes that we own.

All of our securitized financings include early repayment triggers, referred to as early amortization events, including events related to material breaches of representations, warranties or covenants, inability or failure of the Bank to transfer loans to the trusts as required under the securitization documents, failure to make required payments or deposits pursuant to the securitization documents, and certain insolvency-related events with respect to the related securitization depositor, Synchrony (solely with respect to SYNCT) or the Bank. In addition, an early amortization event will occur with respect to a series if the excess spread as it relates to a particular series falls below zero. Following an early amortization event, principal collections on the loans in our trusts are applied to repay principal of the asset-backed securities rather than being available on a revolving basis to fund the origination activities of our business. The occurrence of an early amortization event also would limit or terminate our ability to issue future series out of the trust in which the early amortization event occurred. No early amortization event has occurred with respect to any of the securitized financings in SYNCT, SFT or SRT.
The following table summarizes for each of our trusts the three-month rolling average excess spread at December 31, 2015.

	Note Principal Balance ($ in millions)	# of Series Outstanding	Three-Month Rolling Average Excess Spread(1)
SYNCT(2)	$12,569	22	14.0% to 17.6%
SFT	$2,250	9	12.8%
SRT	$180	1	39.3%
______________________

(1)
Represents the excess spread (generally calculated as interest income collected from the applicable pool of loan receivables less applicable net charge-offs, interest expense and servicing costs, divided by the aggregate principal amount of loan receivables in the applicable pool) for each trust (or, in the case of SYNCT, represents a range of the excess spreads relating to the particular series issued within the trust), in each case calculated in accordance with the applicable trust or series documentation, for the three securitization monthly periods ending prior to December 31, 2015.

(2)	Includes subordinated classes of SYNCT notes that we own.
Third-Party Debt
Bank Term Loan
On August 5, 2014, we borrowed the full amount under the Bank Term Loan with third-party lenders that provided $8.0 billion principal amount of unsecured term loans maturing in 2019. In 2014, we prepaid $505 million of the Bank Term Loan, using a portion of the net proceeds from our issuance of senior unsecured notes. In October 2014, we amended the Bank Term Loan to, among other things, increase the amount of indebtedness that the Company may incur by $750 million, and this amount was borrowed in full.
During the year ended December 31, 2015, we prepaid an additional $4.1 billion in the aggregate of the Bank Term Loan, which included the use of a portion of the net proceeds from the issuance of senior unsecured notes in February, July and December 2015. At December 31, 2015, the total indebtedness outstanding under the Bank Term Loan was $4.2 billion and the weighted average interest rate was 2.17%.
Subsequent to December 31, 2015, we prepaid an additional $2.7 billion in the aggregate of the Bank Term Loan. The total indebtedness outstanding under the Bank Term Loan following the additional prepayments was $1.5 billion.
There are no required amortization payments or prepayments of the Bank Term Loan.

Senior Unsecured Notes

2015 Issuances ($ in millions):
Issuance Date	Principal Amount	Maturity	Interest Rate
February 2, 2015	$750	2020	2.700%
February 2, 2015	250	2020	Floating rate (three-month LIBOR plus 1.23%)
July 23, 2015	1,000	2025	4.500%
December 4, 2015	1,000	2019	2.600%
	$3,000

The net proceeds from the above issuances were primarily used to prepay our indebtedness under the GECC Term Loan and Bank Term Loan.
In addition, on August 11, 2014, we issued a total of $3.6 billion of senior unsecured notes with various maturities ranging from 2017 through 2024. We used a portion of the net proceeds from the issuance of unsecured senior notes to prepay $505 million of the Bank Term Loan.
At December 31, 2015, the amount outstanding of our senior unsecured notes debt was $6.6 billion and the weighted average interest rate on the unsecured notes was 3.31%.
Related Party Debt
During the first quarter of 2015, we prepaid $655 million of the GECC Term Loan, which represented all of the remaining outstanding indebtedness under that agreement, and GECC no longer provides funding to our business.
For periods prior to our IPO in 2014, GECC was a key source of our debt funding pursuant to various intercompany funding arrangements.
The aggregate interest and fees incurred with respect to funding provided by GECC to us was $4 million, $113 million and $157 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Short-Term Borrowings
Except as described above, there were no material short-term borrowings for the periods presented.
Undrawn Securitized Financings
At December 31, 2015, we had an aggregate of $6.1 billion of undrawn committed capacity on our securitized financings, subject to customary borrowing conditions, from private lenders under two of our existing securitization programs.

Other
At December 31, 2015, we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
Covenants
The Bank Term Loan includes: (a) affirmative covenants, which, among other things, require the Bank to remain a wholly-owned subsidiary of ours and (b) negative covenants which, among other things, restrict our and certain of our subsidiaries’ ability (subject to various exceptions) to incur liens, incur indebtedness, engage in transactions with affiliates, amend the Master Agreement and enter into certain restrictive agreements. The negative covenants also restrict our ability (subject to certain exceptions) to undergo various fundamental changes (including mergers, liquidations, sale-leaseback transactions and transfers of all or substantially all of our assets).
The Bank Term Loan also contains financial covenants (to be tested on a quarterly basis) that require (i) Synchrony to maintain a minimum common equity Tier 1 ratio of not less than 10%, (ii) Synchrony to maintain minimum liquidity of not less than $4.0 billion and (iii) the Bank to maintain minimum liquidity of not less than $2.0 billion. The Bank Term Loan includes customary events of default, including the occurrence of a change of control (not including the Separation) and the occurrence of certain material adverse regulatory events.
The indenture pursuant to which our senior unsecured notes have been issued includes various covenants, including covenants that restrict (subject to certain exceptions) Synchrony’s ability to dispose of, or incur liens on, any of the voting stock of the Bank or otherwise permit the Bank to be merged, consolidated, leased or sold in a manner that results in the Bank being less than 80% controlled by us.
If we do not satisfy any of the covenants discussed above, the maturity of amounts outstanding thereunder may be accelerated and become payable. We were in compliance with all of these covenants at December 31, 2015.
Our real estate leases also include various covenants, but typically do not include financial covenants. If we do not satisfy the covenants in the real estate leases, the leases may be terminated and we may be liable for damage claims. At December 31, 2015, we were not in default under any of our credit facilities and had not received any notices of default under any of our real estate leases.
Credit Ratings
Our borrowing costs and capacity in certain funding markets, including securitizations and senior and subordinated debt, may be affected by the credit ratings of the Company, the Bank and the ratings of our asset-backed securities.
Our senior unsecured debt issued in 2014 and 2015, was rated BBB- (stable outlook) by Fitch and BBB- (stable outlook) by S&P. In addition, certain of the asset-backed securities issued by SYNCT are rated by Fitch, S&P and/or Moody’s. A credit rating is not a recommendation to buy, sell or hold securities, may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. Downgrades in these credit ratings could materially increase the cost of our funding from, and restrict our access to, the capital markets.
Liquidity
____________________________________________________________________________________________
We seek to ensure that we have adequate liquidity to sustain business operations, fund asset growth, satisfy debt obligations and to meet regulatory expectations under normal and stress conditions.

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
We maintain a liquidity portfolio, which at December 31, 2015 had $14.8 billion of liquid assets, primarily consisting of cash and equivalents and short-term obligations of the U.S. Treasury, less cash in transit which is not considered to be liquid, compared to a $12.9 billion liquidity portfolio at December 31, 2014. The increase in liquid assets was primarily due to debt financings, and also the retention of excess cash flows from operations within our Company.
As additional sources of liquidity, at December 31, 2015, we had an aggregate of $6.1 billion of undrawn committed capacity, subject to customary borrowing conditions, from private lenders under two of our existing securitization programs, and we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
As a general matter, investments included in our liquidity portfolio are expected to be highly liquid, giving us the ability to readily convert them to cash. The level and composition of our liquidity portfolio may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.
We will rely significantly on dividends and other distributions and payments from the Bank for liquidity; however, bank regulations, contractual restrictions and other factors limit the amount of dividends and other distributions and payments that the Bank may pay to us. For a discussion of regulatory restrictions on the Bank’s ability to pay dividends, see “Item 1A. Risk Factors—Risks Relating to Regulation—We are subject to restrictions that limit our ability to pay dividends and repurchase our common stock; the Bank is subject to restrictions that limit its ability to pay dividends to us, which could limit our ability to pay dividends or make payments on our indebtedness.” and “Regulation—Savings Association Regulation—Dividends and Stock Repurchases”.
Capital
____________________________________________________________________________________________
Our primary sources of capital have been earnings generated by our businesses and existing equity capital. The proceeds from the IPO in 2014 also increased our equity capital significantly. We seek to manage capital to a level and composition sufficient to support the risks of our businesses, meet regulatory requirements, adhere to rating agency targets and support future business growth. The level, composition and utilization of capital are influenced by changes in the economic environment, strategic initiatives and legislative and regulatory developments. Within these constraints, we are focused on deploying capital in a manner that will provide attractive returns to our stockholders.
Our capital adequacy assessment also includes tax and accounting considerations in accordance with regulatory guidance. We maintain a deferred tax asset on our balance sheet, and we include this asset when calculating our regulatory capital levels. However, for regulatory capital purposes, deferred tax assets (i) are limited to the amount of taxes previously paid that a company could recover through loss carrybacks; and (ii) 10% of the amount of our Tier 1 capital. At December 31, 2015, no portion of our deferred tax asset was disallowed for regulatory capital purposes.
The Bank is required to conduct stress tests on an annual basis, and beginning on January 1, 2017, the Company will be required to conduct stress tests on an annual basis under the OCC's and the Federal Reserve Board's stress test regulations. The Bank is, and the Company will be, required to use stress-testing methodologies providing for results under at least three different sets of conditions, including baseline, adverse and severely adverse conditions. In addition, while as a savings and loan holding company we currently are not subject to the Federal Reserve Board's capital planning rule, we prepare and submit a capital plan to the Federal Reserve Board.

Dividend and Share Repurchases
The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend on many factors, including the financial condition, earnings, capital and liquidity requirements of us and the Bank, regulatory restrictions, corporate law and contractual restrictions and other factors that our board of directors deems relevant. In addition, banking laws and regulations and our banking regulators may limit our ability to pay dividends and make repurchases of our stock. For a discussion of regulatory restrictions on our and the Bank’s ability to pay dividends and repurchase stock, see “Risk Factors—Risks Relating to Regulation—We are subject to restrictions that limit our ability to pay dividends and repurchase our common stock; the Bank is subject to restrictions that limit its ability to pay dividends to us, which could limit our ability to pay dividends or make payments on our indebtedness”.
Regulatory Capital Requirements - Synchrony Financial
As a savings and loan holding company, we are required to maintain minimum capital ratios, under the applicable U.S. Basel III capital rules. For more information, see “Regulation—Savings and Loan Holding Company Regulation”.
For Synchrony Financial to be a well-capitalized savings and loan holding company, Synchrony Bank must be well-capitalized and Synchrony Financial must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. As of December 31, 2015, Synchrony Financial met all the requirements to be deemed well-capitalized.
The following table sets forth at December 31, 2015 and 2014, the composition of our capital ratios for the Company calculated under the Basel III and Basel I regulatory capital standards, respectively.

	Basel III Transition		Basel I
	At December 31, 2015		At December 31, 2014
($ in millions)	Amount	Ratio	Amount	Ratio
Total risk-based capital	$12,533	18.1%	$10,106	16.2%
Tier 1 risk-based capital	$11,633	16.8%	$9,297	14.9%
Tier 1 common equity	N/A	N/A	$9,297	14.9%
Tier 1 leverage(1)	$11,633	14.4%	$9,297	12.5%
Common equity Tier 1 capital	$11,633	16.8%	N/A	N/A
______________________

(1)	Tier 1 leverage ratio represents total tier 1 capital as a percentage of total leveraged assets.

	Basel III Fully Phased-in (estimated)
	At December 31, 2015		At December 31, 2014
($ in millions)	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital	$11,234	15.9%	$9,277	14.5%

Non-GAAP Measures
The capital ratios presented above include common equity Tier 1 capital ("CET1") as calculated under the U.S. Basel III capital rules on a fully phased-in basis, which is not currently required by our regulators to be disclosed and, as such, is considered to be a non-GAAP measure. In addition, we also present certain capital ratios for the Company at December 31, 2014, as calculated under the U.S. Basel I capital rules, which are also considered to be non-GAAP measures. We believe that these capital ratios are useful measures to investors because they are widely used by analysts and regulators to assess the capital position of financial services companies, although these ratios may not be comparable to similarly titled measures reported by other companies. The following table sets forth a reconciliation of each component of our capital ratios set forth above to the comparable GAAP component at December 31, 2015 and 2014.

At December 31 ($ in millions)	2015	2014
Equity to Tier 1 capital, Tier 1 common equity and Risk-based capital
Total equity	$12,604	$10,478
Disallowed goodwill and other disallowed intangible assets	(1,650)	(1,181)

Basel I - Tier 1 capital and Tier 1 common equity		$9,297

Adjustments for certain other intangibles assets and deferred tax liabilities		(20)
Adjustments for certain deferred tax liabilities and certain items in accumulated comprehensive income (loss)	280

Basel III - Common equity Tier 1 (fully phased-in)	$11,234	$9,277

Adjustments related to capital components during transition	399

Tier 1 capital and Tier 1 common equity(1)	11,633	9,297

Allowance for loan losses includible in risk-based capital	900	809

Risk-based capital(1)	$12,533	$10,106

Total assets to leveraged assets
Total assets(2)	$82,029	$75,707
Disallowed goodwill and other disallowed intangible assets, net of related deferred tax liabilities	(991)	(1,181)
Other	—	79
Total assets for leverage capital purposes(1)	$81,038	$74,605

Risk-weighted assets - Basel I	N/A	$62,270

Risk-weighted assets - Basel III (fully phased-in)(3)	$70,640	$64,162

Risk-weighted assets - Basel III (transition)(3)	$69,372	N/A
______________________

(1)
At December 31, 2015, regulatory capital amounts are calculated under Basel III rules, subject to transition provisions. At December 31, 2014, regulatory capital amounts are calculated under Basel I rules.

(2)	Represents total average assets for the three months ended December 31, 2015 and total assets at December 31, 2014.

(3)
Key differences between Basel III transition rules and fully phased-in Basel III rules relate to the calculation of risk-weighted assets including, but not limited to, risk weighting of deferred tax assets and adjustments for certain intangible assets.

Regulatory Capital Requirements - Synchrony Bank
At December 31, 2015 and 2014, the Bank met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. Effective January 1, 2015, the Bank became subject to the U.S. Basel III regulatory capital standards, subject to transition provisions. The following table sets forth the composition of the Bank’s capital ratios calculated under the Basel III rules at December 31, 2015 and calculated under Basel I rules at December 31, 2014.

	Bank		Minimum to be Well- Capitalized under Prompt Corrective Action Provisions - Basel III
At December 31, 2015 ($ in millions)	Amount	Ratio	Amount	Ratio
Total risk-based capital	$8,443	16.6%	$5,089	10.0%
Tier 1 risk-based capital	$7,781	15.3%	$4,071	8.0%
Tier 1 leverage	$7,781	13.0%	$2,984	5.0%
Common equity Tier 1 capital	$7,781	15.3%	$3,308	6.5%

	Bank		Minimum to be Well- Capitalized under Prompt Corrective Action Provisions - Basel I
At December 31, 2014 ($ in millions)	Amount	Ratio	Amount	Ratio
Total risk-based capital	$7,100	17.1%	$4,152	10.0%
Tier 1 risk-based capital	$6,559	15.8%	$2,491	6.0%
Tier 1 leverage	$6,559	13.4%	$2,449	5.0%
Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a material adverse effect on our business, results of operations and financial condition. See “Risk Factors—Risks Relating to Regulation—Failure by Synchrony and the Bank to meet applicable capital adequacy and liquidity requirements could have a material adverse effect on us”.
Off-Balance Sheet Arrangements and Unfunded Lending Commitments
____________________________________________________________________________________________
We do not have any significant off-balance sheet arrangements, including guarantees of third-party obligations. Guarantees are contracts or indemnification agreements that contingently require us to make a guaranteed payment or perform an obligation to a third-party based on certain trigger events. At December 31, 2015, we had not recorded any contingent liabilities in our Consolidated Statements of Financial Position related to any guarantees.
We extend credit, primarily arising from agreements with customers for unused lines of credit on our credit cards, in the ordinary course of business. See Note 4 - Loan Receivables and Allowance for Loan Losses to our consolidated and combined financial statements for more information on our unfunded lending commitments.

Contractual Obligations
____________________________________________________________________________________________
In the normal course of business, we enter into various contractual obligations that require future cash payments. Our future cash payments associated with our contractual obligations at December 31, 2015 are summarized below.

	Payments Due by Period
($ in millions)	Total	2016	2017 - 2018	2019 - 2020	2021 and Thereafter
Deposits(1)(2)	$43,447	$27,187	$6,946	$6,733	$2,581
Securitized financings(3)	13,931	962	10,363	2,606	—
Bank term loan(4)	4,151	—	—	4,151	—
Senior unsecured notes(5)	7,943	215	917	3,396	3,415
Operating leases	204	35	62	51	56
Total contractual obligations(6)(7)	$69,676	$28,399	$18,288	$16,937	$6,052
______________________

(1)
Savings accounts (including money market accounts), brokered network deposits sweeps, and non-interest-bearing deposits are assumed for purposes of this table to be due in 2016 because they may be withdrawn at any time without payment of any penalty.

(2)
Deposits do not include interest payments because the amount and timing of these payments cannot be reasonably estimated as certain deposits have early withdrawal rights and also the option to roll interest payments into the balance. The average interest rate on our interest-bearing deposits for the year ended December 31, 2015 was 1.6%. See Note 7. Deposits to our consolidated and combined financial statements.

(3)
These amounts shown exclude interest on floating rate securitized borrowings. The average interest rate for the year ended December 31, 2015 was 1.6%. See Note 8. Borrowings to our consolidated and combined financial statements.

(4)
The amounts shown exclude interest as payments of interest on these borrowings are based on floating rates. The average interest rate for the year ended December 31, 2015 was 2.5% for the Bank Term Loan. See Note 8. Borrowings to our consolidated and combined financial statements.

(5)	The amounts shown exclude interest for the $250 million senior unsecured debt due 2020 as payments of interest on this senior unsecured note are based on floating rates.

(6)
The table above does not include estimated payments of liabilities associated with uncertain income tax positions.  The inherent complexity and uncertainty around the timing and amount of future outflows for uncertain tax positions do not permit a reasonably reliable estimate of payments, if any, to be made in connection with these liabilities. At December 31, 2015, we had gross unrecognized tax benefits of $327 million, excluding related interest and penalties.  See Note 14. Income Taxes to the consolidated and combined financial statements.

(7)
The table above excludes our reimbursement obligations to GE for certain retiree benefits obligations of $166 million at December 31, 2015. See Note 11. Employee Benefit Plans to the consolidated and combined financial statements for additional information.

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
Goodwill and Intangible Assets
We do not amortize goodwill but test it at least annually for impairment at the reporting unit level. A reporting unit is defined under GAAP as the operating segment, or one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. Our operating segment consists of a single reporting unit, based on the level at which management regularly reviews and measures the business operating results.
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

Definite-lived intangible assets principally consist of customer-related assets, including contract acquisitions and purchased credit card relationships. These assets are amortized over their estimated useful lives and evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The evaluation compares the cash inflows expected to be generated from each intangible asset to its carrying value. If cash flows attributable to the intangible asset are less than the carrying value, the asset is considered impaired and written down to its estimated fair value. No impairments of definite-lived intangible assets have been recognized in the periods presented.
Income Taxes
We are subject to income tax in the United States (federal, state and local) as well as other jurisdictions in which we operate. Our provision for income tax expense is based on our income, the statutory tax rates and other provisions of the tax laws applicable to us in each of these various jurisdictions. These laws are complex and their application to our facts is at times open to interpretation. The process of determining our consolidated income tax expense includes significant judgments and estimates, including judgments regarding the interpretation of those laws. Our provision for income taxes and our deferred tax assets and liabilities incorporate those judgments and estimates and reflect management’s best estimate of current and future income taxes to be paid. We review our tax positions quarterly and adjust the balances as new information becomes available.
Deferred tax assets and liabilities relate to temporary differences between the financial reporting and income tax bases of our assets and liabilities, as well as the impact of tax loss carryforwards or carrybacks, and are measured using the enacted income tax laws and rates that will be in effect when such differences are expected to reverse. Deferred tax assets are specific to the jurisdiction in which they arise and are recognized subject to management’s judgment that realization of those assets is more likely than not. In making decisions regarding our ability to realize tax assets, we evaluate all positive and negative evidence, including projected future taxable income, taxable income in carryback periods, expected reversal of deferred tax liabilities and the implementation of available tax planning strategies. These decisions rely heavily on estimates. We use our historical experience and our short and long-range business forecasts to provide insight.
ASC 740, Income Taxes, establishes the framework by which we determine the appropriate level of tax reserves to be maintained for uncertain income tax positions. Applying this framework, we recognize the financial statement impact of uncertain income tax positions when we conclude that it is more likely than not, based on the technical merits of a position, that the position will be sustained upon examination. In certain situations, we establish a liability that represents the difference between a tax position taken (or expected to be taken) on an income tax return and the amount of taxes recognized in our financial statements.
Fair Value Measurements
Assets and liabilities measured at fair value every reporting period include investments in debt and equity securities. Assets that are not measured at fair value every reporting period, but that are subject to fair value measurements in certain circumstances primarily include loans that have been reduced to fair value when they are held for sale, impaired loans that have been reduced based on the fair value of the underlying collateral, cost method and equity method investments that are written down to fair value when they are impaired.
Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs. A fair value measurement is determined as the price that we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date. The determination of fair value often involves significant judgments about assumptions such as determining an appropriate discount rate that factors in both risk and liquidity premiums, identifying the similarities and differences in market transactions, weighting those differences accordingly and then making the appropriate adjustments to those market transactions to reflect the risks specific to our asset being valued.

New Accounting Standards
____________________________________________________________________________________________
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB approved a one-year deferral of this standard, with a revised effective date for fiscal years beginning after December 15, 2017. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated and combined financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
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
Interest Rate Risk
We borrow money from a variety of depositors and institutions in order to provide loans to our customers. Changes in market interest rates cause our net interest income to increase or decrease, as certain of our assets and liabilities carry interest rates that fluctuate with market benchmarks. The interest rate benchmark for our floating rate assets is generally the prime rate, and the interest rate benchmark for our floating rate liabilities is generally either LIBOR or the federal funds rate. The prime rate and the LIBOR or federal funds rate could reset at different times or could diverge, leading to mismatches in the interest rates on our floating rate assets and floating rate liabilities.
Competitive factors and future regulatory reform may limit or restrict our ability to raise interest rates, fixed or floating, on our loans. In addition, some of our program agreements limit the rate of interest we can charge to customers. If interest rates were to rise materially over a sustained period of time, and we are unable to sufficiently raise our interest rates in a timely manner, our net interest income and margin could be adversely impacted, which could have a material adverse effect on our net earnings.
Interest rates may also adversely impact our customers’ spending levels and ability and willingness to pay outstanding amounts owed to us. Our floating rate products bear interest rates that fluctuate with the prime rate. Higher interest rates often lead to higher payment obligations by customers to us and other lenders under mortgage, credit card and other consumer loans, which may reduce our customers’ ability to remain current on their obligations to us and therefore lead to increased delinquencies, charge-offs and allowances for loan losses, which could have a material adverse effect on our net earnings.
Changes in interest rates and competitor responses to these changes may also impact customer decisions to maintain deposits with us, and reductions in deposits could materially adversely affect our funding costs and liquidity.
To manage interest rate risk, we generally pursue a match funding strategy pursuant to which we seek to match the interest rate repricing characteristics of our assets and liabilities. At December 31, 2015, 55.6% of our loan receivables bore a fixed interest rate to the customer, and we have historically funded these assets with fixed rate certificates of deposit, securitized financing and unsecured debt. At December 31, 2015, 44.4% of our loan receivables bore a floating interest rate to the customer, and we generally fund these assets with floating rate deposits, securitized financing and unsecured debt. Historically, we have not used interest rate derivative contracts to manage interest rate risk. To the extent we are unable to effectively match the interest rates on our assets and liabilities, our net earnings could be materially adversely affected.
We assess our interest rate risk by estimating the effect of various interest rate scenarios on our net interest income.
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

Our interest-rate sensitive assets include our variable rate loan receivables and the assets that make up our liquidity portfolio. At December 31, 2015, 44.4% of our receivables bore a floating interest rate. Assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice under standard terms in accordance with our normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100 basis point change in the underlying market-based indexed rate or other fixed rate has been considered rather than the full change in the rate to which the loan would contractually reprice (i.e. assets are categorized as fixed or floating according to their underlying contractual terms). For assets that have a fixed interest rate at the period end but which contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, net interest income sensitivity is measured from the expected repricing date.
Interest rate sensitive liabilities are assumed to be those for which the stated interest rate is not contractually fixed for the next 12-month period. Thus, liabilities that vary with changes in a market-based index, such as the federal funds rate or LIBOR, which will reset before the end of the 12-month period, or liabilities whose rates are fixed at the period end but which will mature and are assumed to be replaced with a market-based indexed rate prior to the end of the 12-month period, also are considered to be rate sensitive. For these fixed rate liabilities, net interest income sensitivity is measured from the expected repricing date.
Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at December 31, 2015, we estimate that net interest income over the following 12-month period would increase by approximately $107 million.
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
There are inherent limitations in any methodology used to estimate the exposure to changes in market interest rates. The sensitivity analysis provided above contemplates only certain movements in interest rates at a particular point in time based on the existing balance sheet. It does not attempt to estimate the effect of a more significant interest rate increase over a sustained period of time, which as described in “—Interest Rate Risk” above, could adversely affect our net interest income. In addition, the strategic actions that management may take to manage our balance sheet may differ from our projections, which could cause our actual net interest income to differ from the above sensitivity analysis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
____________________________________________________________________________________________

The Board of Directors and Stockholders
Synchrony Financial:
We have audited Synchrony Financial’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Synchrony Financial’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Synchrony Financial maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Statements of Financial Position of Synchrony Financial and Subsidiaries as of December 31, 2015 and 2014, and the related Consolidated and Combined Statements of Earnings, Comprehensive Income, Changes in Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 25, 2016 expressed an unqualified opinion on those consolidated and combined financial statements.
/s/ KPMG LLP
New York, New York
February 25, 2016

Report of Independent Registered Public Accounting Firm
____________________________________________________________________________________________

The Board of Directors and Stockholders
Synchrony Financial:
We have audited the accompanying Consolidated Statements of Financial Position of Synchrony Financial and Subsidiaries (the Company) as of December 31, 2015 and 2014, and the related Consolidated and Combined Statements of Earnings, Comprehensive Income, Changes in Equity, and Cash Flows for each of the years in the three‑year period ended December 31, 2015. These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.
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
In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Synchrony Financial and Subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Synchrony Financial’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
New York, New York
February 25, 2016

Synchrony Financial and subsidiaries
Consolidated and Combined Statements of Earnings ____________________________________________________________________________________

For the years ended December 31 ($ in millions, except per share data)	2015	2014	2013
Interest income:
Interest and fees on loans (Note 4)	$13,179	$12,216	$11,295
Interest on investment securities	49	26	18
Total interest income	13,228	12,242	11,313
Interest expense:
Interest on deposits	607	470	374
Interest on borrowings of consolidated securitization entities	215	215	211
Interest on third-party debt	309	124	—
Interest on related party debt (Note 15)	4	113	157
Total interest expense	1,135	922	742
Net interest income	12,093	11,320	10,571
Retailer share arrangements	(2,738)	(2,575)	(2,373)
Net interest income, after retailer share arrangements	9,355	8,745	8,198
Provision for loan losses (Note 4)	2,952	2,917	3,072
Net interest income, after retailer share arrangements and provision for loan losses	6,403	5,828	5,126
Other income:
Interchange revenue	505	389	324
Debt cancellation fees	249	275	324
Loyalty programs	(419)	(281)	(213)
Other	57	102	65
Total other income	392	485	500
Other expense:
Employee costs	1,042	866	698
Professional fees	645	563	449
Marketing and business development	433	460	269
Information processing	297	212	193
Other	847	826	875
Total other expense	3,264	2,927	2,484
Earnings before provision for income taxes	3,531	3,386	3,142
Provision for income taxes (Note 14)	1,317	1,277	1,163
Net earnings	$2,214	$2,109	$1,979

Earnings per share
Basic	$2.66	$2.78	$2.81
Diluted	$2.65	$2.78	$2.81

See accompanying notes to consolidated and combined financial statements.

Synchrony Financial and subsidiaries
Consolidated and Combined Statements of Comprehensive Income
____________________________________________________________________________________________

For the years ended December 31 ($ in millions)	2015	2014	2013

Net earnings	$2,214	$2,109	$1,979

Other comprehensive income (loss)
Investment securities	(10)	9	(10)
Currency translation adjustments	(11)	(5)	(4)
Employee benefit plans	(10)	(1)	(1)
Other comprehensive income (loss)	(31)	3	(15)

Comprehensive income	$2,183	$2,112	$1,964

Amounts presented net of taxes.

See accompanying notes to consolidated and combined financial statements.

Synchrony Financial and subsidiaries
Consolidated Statements of Financial Position
____________________________________________________________________________________________

At December 31 ($ in millions)	2015	2014

Assets
Cash and equivalents	$12,325	$11,828
Investment securities (Note 3)	3,142	1,598
Loan receivables: (Notes 4 and 5)
Unsecuritized loans held for investment	42,826	34,335
Restricted loans of consolidated securitization entities	25,464	26,951
Total loan receivables	68,290	61,286
Less: Allowance for loan losses	(3,497)	(3,236)
Loan receivables, net	64,793	58,050
Loan receivables held for sale (Note 4)	—	332
Goodwill (Note 6)	949	949
Intangible assets, net (Note 6)	701	519
Other assets(a)	2,225	2,431
Total assets	$84,135	$75,707

Liabilities and Equity
Deposits: (Note 7)
Interest-bearing deposit accounts	$43,295	$34,847
Non-interest-bearing deposit accounts	152	108
Total deposits	43,447	34,955
Borrowings: (Notes 5 and 8)
Borrowings of consolidated securitization entities	13,603	14,967
Bank term loan	4,151	8,245
Senior unsecured notes	6,590	3,593
Related party debt (Note 15)	—	655
Total borrowings	24,344	27,460
Accrued expenses and other liabilities	3,740	2,814
Total liabilities	$71,531	$65,229

Equity:
Common Stock, par share value $0.001 per share; 4,000,000,000 shares authorized, 833,828,340 and 833,764,589 shares issued and outstanding at December 31, 2015 and 2014, respectively	$1	$1
Additional paid-in capital	9,351	9,408
Retained earnings	3,293	1,079
Accumulated other comprehensive income (loss):
Investment securities	(10)	—
Currency translation adjustments	(19)	(8)
Other	(12)	(2)
Total equity	12,604	10,478
Total liabilities and equity	$84,135	$75,707
_______________________
(a) Other assets include restricted cash and equivalents of $391 million and $1,104 million at December 31, 2015 and 2014, respectively.
See accompanying notes to consolidated and combined financial statements.

Synchrony Financial and subsidiaries
Consolidated and Combined Statements of Changes in Equity
____________________________________________________________________________________________

	Common Stock
($ in millions, shares in thousands)	Shares	Amount	Additional Paid-in Capital	Parent's Net Investment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity

Balance at January 1, 2013	—	$—	$—	$4,580	$—	$2	$4,582
Comprehensive income:
Net earnings	—	—	—	1,979	—	—	1,979
Other comprehensive income	—	—	—	—	—	(15)	(15)
Changes in Parent's net investment	—	—	—	(586)	—	—	(586)
Balance at December 31, 2013	—	$—	$—	$5,973	$—	$(13)	$5,960

Balance at January 1, 2014	—	$—	$—	$5,973	$—	$(13)	$5,960
Comprehensive income:
Net earnings	—	—	—	1,030	1,079	—	2,109
Other comprehensive income	—	—	—	—	—	3	3
Changes in Parent's net investment	—	—	—	(603)	—	—	(603)
Conversion of parent's net investment into common stock	705,271	1	6,399	(6,400)	—	—	—
Issuance of common stock	128,494	—	2,842	—	—	—	2,842
Stock-based compensation	—	—	12	—	—	—	12
Other	—	—	155	—	—	—	155
Balance at December 31, 2014	833,765	$1	$9,408	$—	$1,079	$(10)	$10,478

Balance at January 1, 2015	833,765	$1	$9,408	$—	$1,079	$(10)	$10,478
Comprehensive income:
Net earnings	—	—	—	—	2,214	—	2,214
Other comprehensive income	—	—	—	—	—	(31)	(31)
Stock-based compensation	63	—	34	—	—	—	34
Other	—	—	(91)	—	—	—	(91)
Balance at December 31, 2015	833,828	$1	$9,351	$—	$3,293	$(41)	$12,604

See accompanying notes to consolidated and combined financial statements.

Synchrony Financial and subsidiaries
Consolidated and Combined Statements of Cash Flows
____________________________________________________________________________________________

For the years ended December 31 ($ in millions)	2015	2014	2013
Cash flows - operating activities
Net earnings	$2,214	$2,109	$1,979
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for loan losses	2,952	2,917	3,072
Deferred income taxes	(295)	(203)	(237)
Depreciation and amortization	174	131	104
(Increase) decrease in interest and fees receivable	(163)	68	(152)
(Increase) decrease in other assets	70	196	40
Increase (decrease) in accrued expenses and other liabilities	803	(172)	810
All other operating activities	429	294	63
Cash from operating activities	6,184	5,340	5,679

Cash flows - investing activities
Maturity and redemption of investment securities	3,538	27	40
Purchases of investment securities	(5,102)	(1,376)	(100)
Acquisition of loan receivables	(1,051)	—	(206)
Net cash from principal business purchased	—	—	6,393
Net (increase) decrease in restricted cash and equivalents	713	(1,028)	(20)
Proceeds from sale of loan receivables	392	1,510	289
Net (increase) decrease in loan receivables	(8,852)	(8,755)	(7,355)
All other investing activities	(441)	(446)	(107)
Cash (used for) from investing activities	(10,803)	(10,068)	(1,066)

Cash flows - financing activities
Borrowings of consolidated securitization entities
Proceeds from issuance of securitized debt	3,881	5,176	866
Maturities and repayment of securitized debt	(5,244)	(5,569)	(2,708)
Third-party debt
Proceeds from issuance of third-party debt	2,995	12,343	—
Maturities and repayment of third-party debt	(4,094)	(505)	—
Related party debt
Proceeds from borrowings of related party debt	—	1,615	—
Maturities and repayment of related party debt	(655)	(10,015)	(1,649)
Net increase (decrease) in deposits	8,273	9,088	481
Proceeds from initial public offering	—	2,842	—
Net transfers (to) from Parent	—	(603)	(586)
All other financing activities	(40)	(135)	(32)
Cash from (used for) financing activities	5,116	14,237	(3,628)

Increase in cash and equivalents	497	9,509	985
Cash and equivalents at beginning of year	11,828	2,319	1,334
Cash and equivalents at end of year	$12,325	$11,828	$2,319

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$(1,040)	$(839)	$(729)
Cash paid during the year for income taxes	$(1,219)	$(1,787)	$(1,183)

See accompanying notes to consolidated and combined financial statements.

Synchrony Financial and subsidiaries
Notes to Consolidated and Combined Financial Statements
____________________________________________________________________________________________
NOTE 1.    BUSINESS DESCRIPTION
Synchrony Financial (the “Company”) provides a range of credit products through programs it has established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers. The Company is a holding company for the legal entities that historically conducted General Electric Company’s (“GE”) North American retail finance business, including GE Capital Retail Bank. All of the assets and operations of that business were transferred to the Company prior to the completion of the Company’s initial public offering of its common stock (the “IPO”), which closed in 2014.
In 2014, the Company also changed its name to Synchrony Financial and changed the name of GE Capital Retail Bank to Synchrony Bank (the “Bank”). References to the “Company”, “we”, “us” and “our” are to Synchrony Financial and its consolidated subsidiaries unless the context otherwise requires.
GE Ownership and Exchange Offer
The Company was previously an indirectly wholly-owned subsidiary of General Electric Capital Corporation (“GECC”) until the closing of the IPO in 2014, which reduced GECC's ownership of the Company to approximately 84.6% of our common stock.
On October 14, 2015, we received approval from the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) to become a stand-alone savings and loan holding company, to retain control of the Bank and to retain control of our nonbank subsidiaries following the completion of GE’s offer to exchange shares of GE common stock for all of our shares of our common stock owned by GE (the “exchange offer”). On November 17, 2015, we announced the completion of the exchange offer and our separation from GE (the “Separation”). Following the Separation, GE no longer owns any of our outstanding common stock.
See Note 13. Equity and Other Stock Related Information and Note 15. Related Party Transactions for additional information on the IPO and exchange offer.
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
We have reclassified certain prior-period amounts to conform to current-period presentation.
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

Cash and Equivalents
Debt securities, money market instruments and bank deposits with original maturities of three months or less are included in cash equivalents unless designated as available-for-sale and classified as investment securities. Cash and equivalents at December 31, 2015 and 2014 primarily included interest-earning deposits with the Federal Reserve Bank.
Restricted Cash and Equivalents
Restricted cash and equivalents represent cash and equivalents that are not available to us due to restrictions related to its use. For example, the Bank is required to maintain reserves against its deposit liabilities in the form of vault cash and/or balances with the Federal Reserve Bank. In addition, our securitization entities are required to fund segregated accounts that may only be used for certain purposes, including payment of interest and servicing fees and repayment of maturing debt. We include our restricted cash and equivalents in other assets in our Consolidated Statements of Financial Position.
Investment Securities
We report investments in debt and marketable equity securities at fair value. See Note 9. Fair Value Measurements for further information on fair value. Unrealized gains and losses on these investment securities, which are classified as available-for-sale, are included in equity, net of applicable taxes. We regularly review investment securities for impairment using both quantitative and qualitative criteria.
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
Loan Receivables
Loan receivables primarily consist of open-end consumer revolving credit card accounts, closed-end consumer installment loans and open-end commercial revolving credit card accounts. Loan receivables are reported at the amounts due from customers, including unpaid interest and fees.
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
If a loan is transferred from held for investment to held for sale, declines in fair value related to credit are recorded as a charge-off, which establishes a new cost basis for the loan. Further declines in fair value and recoveries up to the amortized cost and realized gains or losses are recorded as a component of other income in our Consolidated and Combined Statements of Earnings.

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
The underlying assumptions, estimates and assessments we use to provide for losses are updated periodically to reflect our view of current conditions and are subject to the regulatory examination process, which can result in changes to our assumptions. Changes in such estimates can significantly affect the allowance and provision for losses. It is possible that we will experience credit losses that are different from our current estimates. Charge-offs are deducted from the allowance for losses when we judge the principal to be uncollectible and subsequent recoveries are added to the allowance generally at the time cash is received on a charged-off account.
Delinquent receivables are those that are 30 days or more past due based on their contractual payments. Non-accrual loan receivables are those on which we have stopped accruing interest. We continue to accrue interest until the earlier of the time at which collection of an account becomes doubtful or the account becomes 180 days past due, with the exception of non-credit card accounts, for which we stop accruing interest in the period that the account becomes 90 days past due.
Impaired loans represent loans for which it is probable that we will be unable to collect all amounts due according to the original contractual terms of the loan agreement and loans meeting the definition of a troubled debt restructuring (“TDR”). TDRs are those loans for which we have granted a concession to a borrower experiencing financial difficulties where we do not receive adequate compensation.
The same loan receivable may meet more than one of the definitions above. Accordingly, these categories are not mutually exclusive and it is possible for a particular loan to meet the definitions of a TDR, impaired loan and non-accrual loan and be included in each of these categories. The categorization of a particular loan also may not be indicative of the potential for loss.

Loan Modifications and Restructurings
Our loss mitigation strategy is intended to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions or other actions, which may cause the related loan to be classified as a TDR and also as impaired. We utilize short-term (3 to 12 months) or long-term (12 to 60 months) modification programs to borrowers experiencing financial difficulty as a loss mitigation strategy to improve long-term collectability of the loans that are classified as TDRs. For our credit card customers, the short-term program primarily consists of a reduced minimum payment and an interest rate reduction, both lasting for a period no longer than 12 months. The long-term program involves changing the structure of the loan to a fixed payment loan with a maturity no longer than 60 months and reducing the interest rate on the loan. The long-term program does not normally provide for the forgiveness of unpaid principal, but may allow for the reversal of certain unpaid interest or fee assessments. We also make loan modifications for customers who request financial assistance through external sources, such as a consumer credit counseling agency program. The loans that are modified typically receive a reduced interest rate but continue to be subject to the original minimum payment terms and do not normally include waiver of unpaid principal, interest or fees. The determination of whether these changes to the terms and conditions meet the TDR criteria includes our consideration of all relevant facts and circumstances. See Note 4. Loan Receivables and Allowance for Loan Losses for additional information on our loan modifications and restructurings.
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
Goodwill and Intangible Assets
We do not amortize goodwill but test it at least annually for impairment at the reporting unit level pursuant to ASC 350, Intangibles—Goodwill and Other. A reporting unit is defined under GAAP as the operating segment, or one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. Our single operating segment comprises a single reporting unit, based on the level at which segment management regularly reviews and measures the business operating results.

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
Direct loan origination costs on credit card loans are deferred and amortized on a straight-line basis over a one-year period, or the life of the loan for other loan receivables, and are included in interest and fees on loans in our Consolidated and Combined Statements of Earnings. See Note 4. Loan Receivables and Allowance for Loan Losses for further detail.
Other loan fees including miscellaneous fees charged to borrowers are recognized net of waivers and charge-offs when the related transaction or service is provided, and are included in other income in our Consolidated and Combined Statements of Earnings.

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
Loyalty Programs
Our loyalty programs are designed to generate increased purchase volume per customer while reinforcing the value of our credit cards and strengthening cardholder loyalty. These programs typically provide cardholders with rewards in the form of merchandise discounts that are earned by achieving a pre-set spending level on their private label credit card or Dual Card. Other programs provide cash back or reward points, which are redeemable for a variety of products or awards. These programs are primarily in our Retail Card platform. We establish a rewards liability based on points and merchandise discounts earned that are ultimately expected to be redeemed and the average cost per point at redemption. The rewards liability is included in accrued expenses and other liabilities in our Consolidated Statements of Financial Position. Cash rebates are earned based on a tiered percentage of purchase volume. As points and discounts are redeemed or cash rebates are issued, the rewards liability is relieved. The estimated cost of loyalty programs is classified as a reduction to other income in our Consolidated and Combined Statements of Earnings.

Fraud Losses
We experience third-party fraud losses from the unauthorized use of credit cards and when loans are obtained through fraudulent means. Fraud losses are included as a charge within other expense in our Consolidated and Combined Statements of Earnings, net of recoveries, when such losses are probable. Loans are charged off, as applicable, after the investigation period has completed.
Income Taxes
For periods up to and including the date of Separation, we are included in the consolidated U.S. federal and state income tax returns of GE, where applicable, but also file certain separate state and foreign income tax returns. For periods after the date of Separation, we will file separate consolidated U.S. federal and state income tax returns. The tax provision is presented on a separate company basis as if we were a separate filer for tax purposes for all periods presented. The effects of tax adjustments and settlements from taxing authorities are presented in our consolidated and combined financial statements in the period in which they occur. Our current obligations for taxes are settled with GE, or the relevant tax authority, as applicable, on an estimated basis and adjusted in later periods as appropriate and are reflected in our consolidated and combined financial statements in the periods in which those settlements occur. We recognize the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax laws and rates that will be in effect when the differences are expected to reverse. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. We recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and provision for income taxes, respectively.
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

We maintain policies and procedures to value instruments using the best and most relevant data available. In addition, we have risk management teams that review valuation, including independent price validation for certain instruments. We use non-binding broker quotes and third-party pricing services as our primary basis for valuation when there is limited or no relevant market activity for a specific instrument or for other instruments that share similar characteristics. We have not adjusted prices that we have obtained.
The third-party brokers and third-party pricing services do not provide us access to their proprietary valuation models, inputs and assumptions. Accordingly, our risk management, treasury and/or finance personnel conduct reviews of these brokers and services, as applicable. In addition, we conduct internal reviews of pricing provided by our third-party pricing service for all investment securities on a quarterly basis to ensure reasonableness of valuations used in the consolidated and combined financial statements. These reviews are designed to identify prices that appear stale, those that have changed significantly from prior valuations and other anomalies that may indicate that a price may not be accurate. Based on the information available, we believe that the fair values provided by the third-party pricing services are representative of prices that would be received to sell the assets at the measurement date (exit prices) and are classified appropriately in the hierarchy.
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
Borrowings
The fair values of borrowings of consolidated securitization entities are based on valuation methodologies that utilize current market interest rate data, which are comparable to market quotes adjusted for our non-performance risk. Borrowings that are publicly traded securities are classified as level 2. Borrowings that are not publicly traded are classified as level 3.
The fair values of the senior unsecured notes are based on secondary market trades and other observable inputs and are classified as level 2. The fair value of the Bank Term Loan is based on non-binding broker quotes and is classified as level 3.

NOTE 3.    INVESTMENT SECURITIES
All of our investment securities are classified as available-for-sale and are held to meet our liquidity objectives and to comply with the Community Reinvestment Act. Our investment securities consist of the following:

	December 31, 2015				December 31, 2014
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
($ in millions)	cost	gains	losses	fair value	cost	gains	losses	fair value
Debt
U.S. government and federal agency	$2,768	$—	$(7)	$2,761	$1,252	$—	$—	$1,252
State and municipal	51	1	(3)	49	57	1	(1)	57
Residential
mortgage-backed(a)	323	1	(7)	317	271	3	(3)	271
U.S. corporate debt	—	—	—	—	3	—	—	3
Equity	15	—	—	15	15	—	—	15
Total	$3,157	$2	$(17)	$3,142	$1,598	$4	$(4)	$1,598
_______________________

(a)
At December 31, 2015 and 2014, all of our residential mortgage-backed securities related to securities issued by government-sponsored entities and are pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve Discount Window advances. All residential mortgage-backed securities are collateralized by U.S. mortgages.

The following table presents the estimated fair values and gross unrealized losses of our available-for-sale investment securities:

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
($ in millions)	fair value	losses	fair value	losses

At December 31, 2015
Debt
U.S. government and federal agency	$2,611	$(7)	$—	$—
State and municipal	40	(3)	—	—
Residential mortgage-backed	175	(3)	91	(4)
Equity	1	—	—	—
Total	$2,827	$(13)	$91	$(4)

At December 31, 2014
Debt
U.S. government and federal agency	$700	$—	$—	$—
State and municipal	—	—	34	(1)
Residential mortgage-backed	30	—	85	(3)
Total	$730	$—	$119	$(4)
We regularly review investment securities for impairment using both qualitative and quantitative criteria. We presently do not intend to sell our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell these securities before recovery of our amortized cost.
There were no other-than-temporary impairments recognized for the years ended December 31, 2015, 2014 and 2013.

Contractual Maturities of Investments in Available-for-Sale Debt Securities (excluding residential mortgage-backed securities)

	Amortized	Estimated
At December 31, 2015 ($ in millions)	cost	fair value

Due
Within one year	$1,218	$1,218
After one year through five years	$1,550	$1,544
After five years through ten years	$—	$—
After ten years	$51	$48
We expect actual maturities to differ from contractual maturities because borrowers have the right to prepay certain obligations.
There were no material realized gains or losses recognized for the years ended December 31, 2015, 2014 and 2013.
Although we generally do not have the intent to sell any specific securities held at December 31, 2015, in the ordinary course of managing our investment securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield, liquidity requirements and funding obligations.
NOTE 4.    LOAN RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

At December 31 ($ in millions)	2015	2014

Credit cards	$65,773	$58,880
Consumer installment loans	1,154	1,063
Commercial credit products	1,323	1,320
Other	40	23
Total loan receivables, before allowance for losses(a)(b)	$68,290	$61,286
_______________________

(a)
Total loan receivables include $25.5 billion and $27.0 billion of restricted loans of consolidated securitization entities at December 31, 2015 and 2014, respectively. See Note 5. Variable Interest Entities for further information on these restricted loans.

(b)	At December 31, 2015 and 2014, loan receivables included deferred expense, net of deferred income, of $63 million and $46 million, respectively.
Disposition of Loan Receivables
During 2015 and 2014, we sold certain credit card portfolios associated with retail partners whose program agreements with us were not extended beyond their contractual expiration dates. We recognized a pre-tax gain of $20 million and $46 million related to the portfolio sales within other income in our Consolidated and Combined Statement of Earnings for the years ended December 31, 2015 and 2014, respectively.
Allowance for Loan Losses

($ in millions)	Balance at January 1, 2015	Provision charged to operations	Gross charge-offs	Recoveries	Balance at December 31, 2015

Credit cards	$3,169	$2,880	$(3,289)	$660	$3,420
Consumer installment loans	22	25	(35)	14	26
Commercial credit products	45	46	(47)	6	50
Other	—	1	—	—	1
Total	$3,236	$2,952	$(3,371)	$680	$3,497

($ in millions)	Balance at January 1, 2014	Provision charged to operations	Gross charge-offs	Recoveries	Balance at December 31, 2014

Credit cards	$2,827	$2,858	$(3,111)	$595	$3,169
Consumer installment loans	19	20	(30)	13	22
Commercial credit products	46	39	(48)	8	45
Total	$2,892	$2,917	$(3,189)	$616	$3,236

($ in millions)	Balance at January 1, 2013	Provision charged to operations	Gross charge-offs	Recoveries	Balance at December 31, 2013

Credit cards	$2,174	$2,970	$(2,847)	$530	$2,827
Consumer installment loans	62	49	(111)	19	19
Commercial credit products	38	53	(53)	8	46
Total	$2,274	$3,072	$(3,011)	$557	$2,892

Delinquent and Non-accrual Loans

At December 31, 2015 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing (a)

Credit cards	$1,451	$1,257	$2,708	$1,257	$—
Consumer installment loans	16	3	19	—	3
Commercial credit products	32	13	45	13	—
Total delinquent loans	$1,499	$1,273	$2,772	$1,270	$3
Percentage of total loan receivables(a)	2.2%	1.9%	4.1%	1.9%	—%

At December 31, 2014 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing (a)

Credit cards	$1,331	$1,147	$2,478	$1,147	$—
Consumer installment loans	15	2	17	—	2
Commercial credit products	28	13	41	13	—
Total delinquent loans	$1,374	$1,162	$2,536	$1,160	$2
Percentage of total loan receivables(a)	2.2%	1.9%	4.1%	1.9%	—%
______________________

(a)	Percentages are calculated based on period-end balances.
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

We have both internal and external loan modification programs. The internal loan modification programs include both temporary and permanent programs. For our credit card customers, the temporary hardship program primarily consists of a reduced minimum payment and an interest rate reduction, both lasting for a period no longer than 12 months. The permanent workout program involves changing the structure of the loan to a fixed payment loan with a maturity no longer than 60 months and reducing the interest rate on the loan. The permanent program does not normally provide for the forgiveness of unpaid principal but may allow for the reversal of certain unpaid interest or fee assessments. We also make loan modifications for customers who request financial assistance through external sources, such as consumer credit counseling agency programs. These loans typically receive a reduced interest rate but continue to be subject to the original minimum payment terms and do not normally include waiver of unpaid principal, interest or fees. The following table provides information on loans that entered a loan modification program during the periods presented:

For the years ended December 31 ($ in millions)	2015	2014
Credit cards	$499	$423
Consumer installment loans	—	—
Commercial credit products	5	5
Total	$504	$428
Our allowance for loan losses on TDRs is generally measured based on the difference between the recorded loan receivable and the present value of the expected future cash flows, discounted at the original effective interest rate of the loan. Interest income from loans accounted for as TDRs is accounted for in the same manner as other accruing loans.
The following table provides information about loans classified as TDRs and specific reserves. We do not evaluate credit card loans for impairment on an individual basis but instead estimate an allowance for loan losses on a collective basis. As a result, there are no impaired loans for which there is no allowance.

At December 31, 2015 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$756	$(256)	$500	$659
Consumer installment loans	—	—	—	—
Commercial credit products	7	(3)	4	6
Total	$763	$(259)	$504	$665

At December 31, 2014 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$716	$(217)	$499	$613
Consumer installment loans	—	—	—	—
Commercial credit products	8	(3)	5	8
Total	$724	$(220)	$504	$621
Financial Effects of TDRs
As part of our loan modifications for borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following table presents the types and financial effects of loans modified and accounted for as TDRs during the periods presented:

Years ended December 31,	2015			2014			2013
($ in millions)	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$49	$151	$727	$56	$140	$745	$79	$175	$890
Consumer installment loans	—	—	—	—	—	—	1	3	—
Commercial credit products	—	2	7	—	2	10	1	2	12
Total	$49	$153	$734	$56	$142	$755	$81	$180	$902
Payment Defaults
The following table presents the type, number and amount of loans accounted for as TDRs that enrolled in a modification plan within the previous 12 months and experienced a payment default during the periods presented. A customer defaults from a modification program after two consecutive missed payments.

Years ended December 31,	2015		2014		2013
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	28,126	$56	29,313	$60	30,640	$56
Consumer installment loans	—	—	—	—	98	3
Commercial credit products	95	1	159	1	42	—
Total	28,221	$57	29,472	$61	30,780	$59
Credit Quality Indicators
Our loan receivables portfolio includes both secured and unsecured loans. Secured loan receivables are largely comprised of consumer installment loans secured by equipment. Unsecured loan receivables are largely comprised of our open-ended consumer and commercial revolving credit card loans. As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, as well as information from credit bureaus, such as a Fair Isaac Corporation (“FICO”) or other credit scores, relating to the customer’s broader credit performance. FICO scores are generally obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three credit score categories: (i) 661 or higher, which are considered the strongest credits; (ii) 601 to 660, considered moderate credit risk; and (iii) 600 or less, which are considered weaker credits. There are certain customer accounts for which a FICO score is not available where we use alternative sources to assess their credit and predict behavior. The following table provides the most recent FICO scores available for our customers at December 31, 2015 and 2014, respectively, as a percentage of each class of loan receivable. The table below excludes 0.9% and 0.8% of our total loan receivables balance at December 31, 2015 and 2014, respectively, which represents those customer accounts for which a FICO score is not available.

At December 31	2015			2014
	661 or	601 to	600 or	661 or	601 to	600 or
	higher	660	less	higher	660	less
Credit cards	73.0%	19.8%	7.2%	72.5%	19.9%	7.6%
Consumer installment loans	77.7%	16.6%	5.7%	78.9%	15.7%	5.4%
Commercial credit products	86.8%	8.7%	4.5%	86.5%	8.6%	4.8%

Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and by applying the same credit standards for all of our credit products. Unused credit card lines available to our customers totaled approximately $322 billion and $297 billion at December 31, 2015 and 2014, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.
Interest Income by Product
The following table provides additional information about our interest and fees on loans from our loan receivables, including held for sale:

For the years ended December 31 ($ in millions)	2015	2014	2013
Credit cards	$12,932	$11,967	$11,015
Consumer installment loans	104	99	129
Commercial credit products	142	149	150
Other	1	1	1
Total	$13,179	$12,216	$11,295
NOTE 5.    VARIABLE INTEREST ENTITIES
We use VIEs to securitize loans and arrange asset-backed financing in the ordinary course of business. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE and we did not provide non-contractual support for previously transferred loan receivables to any VIE in the years ended December 31, 2015 and 2014. Our VIEs are able to accept new loan receivables and arrange new asset-backed financings, consistent with the requirements and limitations on such activities placed on the VIE by existing investors. Once an account has been designated to a VIE, the contractual arrangements we have require all existing and future loans originated under such account to be transferred to the VIE. The amount of loan receivables held by our VIEs in excess of the minimum amount required under the asset-backed financing arrangements with investors may be removed by us under random removal of accounts provisions. All loan receivables held by a VIE are subject to claims of third-party investors.
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

The table below summarizes the assets and liabilities of our consolidated securitization VIEs described above.

At December 31 ($ in millions)	2015	2014
Assets
Loan receivables, net(a)	$24,338	$25,645
Other assets(b)	141	1,134
Total	$24,479	$26,779

Liabilities
Borrowings	$13,603	$14,967
Other liabilities	30	368
Total	$13,633	$15,335
_______________________

(a)	Includes $1.1 billion and $1.3 billion of related allowance for loan losses resulting in gross restricted loans of $25.5 billion and $27.0 billion at December 31, 2015 and 2014, respectively.

(b)
Includes $118 million and $1.0 billion of segregated funds held by the VIEs at December 31, 2015 and 2014, respectively, which are classified as restricted cash and equivalents and included as a component of other assets in our Consolidated Statements of Financial Position.

The balances presented above are net of intercompany balances and transactions that are eliminated in our consolidated and combined financial statements.
On December 2, 2015, we replaced GECC as the servicer for one of our VIEs for which we were the subservicer. We now provide servicing for all of our consolidated VIEs. Collections are required to be placed into segregated accounts owned by each VIE in amounts that meet contractually specified minimum levels. These segregated funds are invested in cash and cash equivalents and are restricted as to their use, principally to pay maturing principal and interest on debt and the related servicing fees. Collections above these minimum levels are remitted to us on a daily basis.
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $5.5 billion, $5.2 billion and $5.3 billion for the years ended December 31, 2015, 2014 and 2013, respectively. Related expenses consisted primarily of provision for loan losses of $940 million, $1.1 billion and $1.2 billion for the years ended December 31, 2015, 2014 and 2013, respectively, and interest expense of $215 million, $215 million and $211 million for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts do not include intercompany transactions, principally fees and interest, which are eliminated in our consolidated and combined financial statements.

NOTE 6.    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill

($ in millions)	2015	2014
Balance at January 1	$949	$949
Acquisitions	—	—
Balance at December 31	$949	$949
Intangible Assets Subject to Amortization

	2015			2014
At December 31 ($ in millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related	$1,045	$(505)	$540	$849	$(405)	$444
Capitalized software	253	(92)	161	120	(45)	75
Total	$1,298	$(597)	$701	$969	$(450)	$519
During 2015, we recorded additions to intangible assets subject to amortization of $329 million, primarily related to customer-related intangible assets, as well as capitalized software expenditures related to the build of our stand-alone information technology infrastructure.
Customer-related intangible assets primarily relate to retail partner contract acquisitions and extensions, as well as purchased credit card relationships. During the year ended December 31, 2015, we recorded additions to customer-related intangible assets subject to amortization of $196 million, primarily related to payments made to acquire and extend certain retail partner relationships. These additions had a weighted average amortizable life of 7 years.
Amortization expense related to retail partner contracts was $84 million, $81 million and $60 million for the years ended December 31, 2015, 2014 and 2013, respectively, and is included as a component of marketing and business development expense in our Consolidated and Combined Statements of Earnings. All other amortization expense was $63 million, $28 million and $23 million for the years ended December 31, 2015, 2014 and 2013, respectively, and is included as a component of other expense in our Consolidated and Combined Statements of Earnings.
We estimate annual amortization expense for existing intangible assets over the next five calendar years to be as follows:

($ in millions)	2016	2017	2018	2019	2020
Amortization expense	$158	$131	$120	$110	$89
NOTE 7.    DEPOSITS
Deposits

	2015		2014
At December 31 ($ in millions)	Amount	Average rate (a)	Amount	Average rate (a)

Interest-bearing deposits	$43,295	1.6%	$34,847	1.6%
Non-interest-bearing deposits	152	—	108	—
Total deposits	$43,447		$34,955
___________________

(a)	Based on interest expense for the years ended December 31, 2015 and 2014 and average deposits balances.

At December 31, 2015 and 2014, interest-bearing deposits included $11.9 billion and $9.4 billion, respectively, of direct deposit certificates of $100,000 or more. Of the total direct deposit certificates of $100,000 or more, $3.6 billion and $2.8 billion were direct deposit certificates of $250,000 or more at December 31, 2015 and 2014, respectively.
At December 31, 2015, our interest-bearing time deposits maturing over the next five years and thereafter were as follows:

($ in millions)	2016	2017	2018	2019	2020	Thereafter
Deposits	$12,151	$4,820	$2,126	$3,917	$2,815	$2,581
The above maturity table excludes $12.0 billion of demand deposits with no defined maturity. In addition, at December 31, 2015, we had $2.9 billion of broker network deposit sweeps procured through a program arranger who channels brokerage account deposits to us. Unless extended, the contracts associated with these broker network deposit sweeps will terminate between 2017 and 2020.

NOTE 8.    BORROWINGS

	2015				2014
At December 31 ($ in millions)	Maturity date	Interest Rate	Weighted average interest rate	Outstanding Amount(a)	Outstanding Amount(a)

Borrowings of consolidated securitization entities:
Fixed securitized borrowings	2017 - 2020	1.3%-4.5%	1.9%	$6,396	$6,315
Floating securitized borrowings	2016 - 2019	0.8%-1.3%	1.0%	7,207	8,652
Total borrowings of consolidated securitization entities			1.4%	13,603	14,967

Bank term loan	2019	2.2%	2.2%	4,151	8,245

Senior unsecured notes:
Fixed senior unsecured notes	2017 - 2025	1.8%-4.5%	3.4%	6,340	3,593
Floating senior unsecured notes	2020	1.6%	1.6%	250	—
Total senior unsecured notes			3.3%	6,590	3,593

Related party debt	N/A	N/A	N/A	—	655
Total borrowings				$24,344	$27,460
___________________

(a)	The amounts presented for outstanding borrowings include unamortized debt premiums and discounts.
Borrowings of Consolidated Securitization Entities
We securitize credit card receivables as an additional source of funding. At December 31, 2015, the maturities of the borrowings of our consolidated securitization entities over the next five years and thereafter were as follows:

($ in millions)	2016	2017	2018	2019	2020	Thereafter
Borrowings of consolidated securitization entities	$842	$5,383	$4,815	$1,538	$1,025	$—
In addition, at December 31, 2015, we had an aggregate of $6.1 billion of undrawn committed capacity under our securitization programs.

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
During the year ended December 31, 2015, we prepaid $4.1 billion in the aggregate of the Bank Term Loan, which included the use of a portion of the net proceeds from the issuance of senior unsecured notes in February, July and December 2015.
Subsequent to December 31, 2015, we prepaid an additional $2.7 billion in the aggregate of the Bank Term Loan. The total indebtedness outstanding under the Bank Term Loan following the additional prepayments was $1.5 billion.
Senior Unsecured Notes

2015 Issuances ($ in millions):
Issuance Date	Principal Amount	Maturity	Interest Rate
February 2, 2015	$750	2020	2.700%
February 2, 2015	250	2020	Floating rate (three-month LIBOR plus 1.23%)
July 23, 2015	1,000	2025	4.500%
December 4, 2015	1,000	2019	2.600%
	$3,000

The net proceeds from the above issuances were primarily used to prepay our indebtedness under the GECC Term Loan and Bank Term Loan.
In addition, on August 11, 2014, we issued a total of $3.6 billion principal amount of senior unsecured notes, comprising $500 million aggregate principal amount of 1.875% senior notes due 2017, $1.1 billion aggregate principal amount of 3.000% senior notes due 2019, $750 million aggregate principal amount of 3.750% senior notes due 2021, and $1.25 billion aggregate principal amount of 4.250% senior notes due 2024.
Related Party Debt
In connection with the IPO in 2014, we entered into a new term loan facility (the “GECC Term Loan”) with GECC, which provided $1.5 billion principal amount of unsecured term loan maturing in 2019 of which $655 million remained outstanding at December 31, 2014, following prepayments in 2014 of $845 million. During the first quarter of 2015, we prepaid all of the remaining outstanding indebtedness under this agreement, and GECC no longer provides funding to our business.

NOTE 9.    FAIR VALUE MEASUREMENTS
For a description of how we estimate fair value, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies.
The following tables present our assets and liabilities measured at fair value on a recurring basis. Included in the tables are debt and equity securities.
Recurring Fair Value Measurements
The following tables present our assets measured at fair value on a recurring basis.

At December 31, 2015 ($ in millions)	Level 1	Level 2	Level 3	Total

Assets
Investment securities
Debt
U.S. Government and Federal Agency	$—	$2,761	$—	$2,761
State and municipal	—	—	49	49
Residential mortgage-backed	—	317	—	317
Equity	15	—	—	15
Total	$15	$3,078	$49	$3,142

At December 31, 2014 ($ in millions)

Assets
Investment securities
Debt
U.S. Government and Federal Agency	$—	$1,252	$—	$1,252
State and municipal	—	—	57	57
Residential mortgage-backed	—	271	—	271
US Corporate	—	—	3	3
Equity	15	—	—	15
Total	$15	$1,523	$60	$1,598
For the years ended December 31, 2015 and 2014, there were no securities transferred between Level 1 and Level 2 or between Level 2 and Level 3. At December 31, 2015 and 2014, we did not have any significant liabilities measured at fair value on a recurring basis.
Our Level 3 recurring fair value measurements primarily relate to state and municipal debt instruments of $49 million and $57 million at December 31, 2015 and 2014, respectively, which are valued using non-binding broker quotes or other third-party sources. For a description of our process to evaluate third-party pricing servicers, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies. Our state and municipal debt securities are classified as available-for-sale with changes in fair value included in accumulated other comprehensive income.

The following table presents the changes in our Level 3 debt instruments that are measured on a recurring basis for the years ended December 31, 2015 and 2014.
Changes in Level 3 Instruments

Years ended December 31, ($ in millions)	2015	2014

Balance at beginning of period	$60	$46
Net realized/unrealized gains (losses)	1	7
Purchases	—	11
Sales	(6)	—
Settlements	(6)	(4)
Balance at end of period	$49	$60

Net change in unrealized gains (losses) relating to instruments still held at December 31	$1	$7
Non-Recurring Fair Value Measurements
We hold certain assets that have been measured at fair value on a non-recurring basis at December 31, 2015 and 2014. These assets are written down to fair value when they are impaired and are not subsequently adjusted to fair value unless further impairment occurs. The assets held by us that were measured at fair value on a non-recurring basis and the effects of the remeasurement to fair value were not material for all periods presented. The estimated fair value of loan receivables held for sale exceeded their amortized cost and accordingly a remeasurement to fair value was not required during the year ended December 31, 2014.

Financial Assets and Financial Liabilities Carried at Other than Fair Value

	Carrying	Corresponding fair value amount
At December 31, 2015 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$12,325	$12,325	$11,865	$460	$—
Other assets(b)	$391	$391	$391	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$64,793	$71,386	$—	$—	$71,386

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$43,447	$43,840	$—	$43,840	$—
Borrowings of consolidated securitization entities	$13,603	$13,562	$—	$7,566	$5,996
Bank term loan	$4,151	$4,125	$—	$—	$4,125
Senior unsecured notes	$6,590	$6,574	$—	$6,574	$—

	Carrying	Corresponding fair value amount
At December 31, 2014 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$11,828	$11,828	$8,153	$3,675	$—
Other assets(b)	$1,104	$1,104	$1,104	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$58,050	$64,113	$—	$—	$64,113
Loan receivables held for sale(c)	$332	$351	$—	$—	$351

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$34,955	$35,442	$—	$35,442	$—
Borrowings of consolidated securitization entities	$14,967	$14,985	$—	$7,912	$7,073
Bank term loan	$8,245	$8,204	$—	$—	$8,204
Senior unsecured notes	$3,593	$3,660	$—	$3,660	$—
Related party debt	$655	$655	$—	$—	$655
_______________________

(a)
For cash and equivalents, carrying value approximates fair value due to the liquid nature and short maturity of these instruments. Cash equivalents classified as Level 2 represent U.S. Government and Federal Agency debt securities with original maturities of three months or less.

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
Following the approval from the Federal Reserve Board to become a stand-alone savings and loan holding company, the Company is now subject to the capital requirements as prescribed by Basel III capital rules and the requirements of the Dodd-Frank Act.
Failure to meet minimum capital requirements can initiate certain mandatory and, possibly, additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a material adverse effect on our consolidated financial statements. Under capital adequacy guidelines, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by regulation to ensure capital adequacy require us and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined).
For Synchrony Financial to be a well-capitalized savings and loan holding company, Synchrony Bank must be well-capitalized and Synchrony Financial must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. As of December 31, 2015, Synchrony Financial met all the requirements to be deemed well-capitalized.
At December 31, 2015, we met all applicable requirements to be deemed well-capitalized pursuant to Federal Reserve Board regulations. At December 31, 2015 and 2014, the Bank also met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. The capital rules applicable to the Bank as of January 1, 2015, include new minimum and "well-capitalized" risk-based capital and leverage ratios, and redefine the definition of what constitutes "capital" for purposes of calculating these ratios. There are no conditions or events subsequent to December 31, 2015 that management believes have changed the Company’s or Bank’s capital category.
The actual capital amounts, ratios and the applicable required minimums of the Company and the Bank are as follows:
Synchrony Financial

At December 31, 2015 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio

Total risk-based capital	$12,533	18.1%	$5,550	8.0%
Tier 1 risk-based capital	$11,633	16.8%	$4,162	6.0%
Tier 1 leverage	$11,633	14.4%	$3,242	4.0%
Common equity Tier 1 Capital	$11,633	16.8%	$3,122	4.5%

Synchrony Bank

At December 31, 2015 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio	Amount	Ratio

Total risk-based capital	$8,443	16.6%	$4,071	8.0%	$5,089	10.0%
Tier 1 risk-based capital	$7,781	15.3%	$3,053	6.0%	$4,071	8.0%
Tier 1 leverage	$7,781	13.0%	$2,387	4.0%	$2,984	5.0%
Common equity Tier 1 Capital	$7,781	15.3%	$2,290	4.5%	$3,308	6.5%

At December 31, 2014 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio	Amount	Ratio

Total risk-based capital	$7,100	17.1%	$3,322	8.0%	$4,152	10.0%
Tier 1 risk-based capital	$6,559	15.8%	$1,661	4.0%	$2,491	6.0%
Tier 1 leverage	$6,559	13.4%	$1,959	4.0%	$2,449	5.0%
_______________________

(a)
Capital ratios are calculated based on the Basel III Standardized Approach rules, subject to applicable transition provisions, at December 31, 2015 and are calculated based on Basel I capital rules at December 31, 2014.

The Bank may pay dividends on its stock, with consent or non-objection from the OCC and the Federal Reserve Board, among other things, if its regulatory capital would not thereby be reduced below the amount then required by the applicable regulatory capital requirements.
NOTE 11.     EMPLOYEE BENEFIT PLANS
Following the Separation, our applicable employees ceased participating in GE benefit plans and began participating in employee benefit plans established and maintained by us. The following summarizes information related to the Synchrony benefit plans and our remaining obligations to GE related to certain of their plans.
Savings Plan
Our U.S. employees are eligible to participate in a qualified defined contribution savings plan that allows them to contribute a portion of their pay to the plan on a pre-tax basis. We make employer contributions to the plan equal to 3% of eligible compensation and make matching contributions of up to 4% of eligible compensation. We also provide certain additional contributions to the plan for employees who were participants in GE's pension plan at Separation. The expense incurred associated with this plan for the year ended December 31, 2015 was not material.
Health and Welfare Benefits
We provide health and welfare benefits to our employees, including health, dental, prescription drug and vision for which we are self-insured. The expense incurred associated with these benefits for the year ended December 31, 2015 was not material.

GE Benefit Plans and Reimbursement Obligations
Prior to Separation, our employees participated in various GE retirement and retiree health and life insurance benefit plans. Certain of these retirement benefits vested as a result of Separation. Under the terms of the Employee Matters Agreement between us and GE, GE will continue to pay for these benefits and we are obligated to reimburse them. The principal retirement benefits subject to this arrangement are fixed, life-time annuity payments. The estimated liability for our reimbursement obligations to GE for retiree benefits was $166 million at December 31, 2015 and is included in other liabilities in our Consolidated Statement of Financial Position.
Expenses associated with our employees’ participation in these GE benefit plans prior to Separation were $157 million, $164 million and $124 million for the years ended December 31, 2015, 2014 and 2013, respectively.
NOTE 12.    EARNINGS PER SHARE

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the assumed conversion of all dilutive securities.

The following table presents the calculation of basic and diluted earnings per share:

	Years ended December 31,
(in millions, except per share data)	2015	2014	2013
Net earnings	$2,214	$2,109	$1,979

Weighted average common shares outstanding, basic	833.8	757.4	705.3
Effect of dilutive securities	1.7	0.2	—
Weighted average common shares outstanding, dilutive	835.5	757.6	705.3

Earnings per basic common share	$2.66	$2.78	$2.81
Earnings per diluted common share	$2.65	$2.78	$2.81
We have issued certain stock based awards under the Synchrony Financial 2014 Long-Term Incentive Plan. A total of approximately 1 million and 6 million shares related to these awards were considered anti-dilutive and therefore were excluded from the computation of diluted earnings per share for the years ended December 31, 2015 and 2014, respectively.
NOTE 13.    EQUITY AND OTHER STOCK RELATED INFORMATION
The IPO and Exchange Offer
In July 2014, in preparation for the IPO, we completed a stock split pursuant to which each share held by the holder of our common stock was reclassified into 5,262.3512 shares. Following this stock split, we had approximately 705 million shares of common stock outstanding. The effects of the stock split have been reflected for all periods presented.
On August 5, 2014, we closed the initial public offering of 125 million shares of our common stock at a price to the public of $23.00 per share and on September 3, 2014 we issued an additional 3.5 million shares of our common stock pursuant to to an option granted to the underwriters in the IPO (the “Underwriters' Option”). We received net proceeds from the initial public offering and the Underwriters' Option of approximately $2.8 billion. Following the initial public offering and the Underwriters' Option, GE owned approximately 84.6% of our common stock.
On November 17, 2015, GE completed its offer to exchange shares of GE common stock for all of the remaining shares of our common stock that were owned by GE. Following the Separation, GE no longer owns any of our outstanding common stock.

Synchrony Financial Incentive Programs
We have established the Synchrony Financial 2014 Long-Term Incentive Plan, which we refer to as the “Incentive Plan.” The Incentive Plan permits us to issue stock-based, stock-denominated and other awards to officers, employees, consultants and non-employee directors providing services to the Company and our participating affiliates. Available awards under the Incentive Plan include stock options and stock appreciation rights (“SARs”), restricted stock and restricted stock units (“RSUs”), performance awards and other awards valued in whole or in part by reference to or otherwise based on our common stock (other stock-based awards), and dividend equivalents. A total of 16,605,417 shares of our common stock (including authorized and unissued shares) are available for granting awards under the Incentive Plan.
In connection with the IPO, we issued a total of 3.3 million RSUs and 4.9 million stock options to certain employees. These RSUs and stock options will generally cliff vest four years from the award date provided that the employee has remained continuously employed by the Company through such vesting date. Subsequent to the IPO we issued additional RSUs and stock options in connection with annual grants.
The RSUs and stock options issued in connection with the annual grants will generally vest 20% annually, starting with the first anniversary of the award date, provided that the employee has remained continuously employed by the Company through such vesting date. Each RSU is convertible into one share of Synchrony Financial common stock.
The total compensation expense recorded for these awards was not material for all periods presented. At December 31, 2015, there were 4.4 million RSUs and 6.5 million stock options issued and outstanding and $108 million of total unrecognized compensation cost related to these awards, which is expected to be amortized over a weighted average period of 3.0 years.
NOTE 14.    INCOME TAXES
Earnings before Provision for Income Taxes

For the years ended December 31 ($ in millions)	2015	2014	2013
U.S.	$3,513	$3,377	$3,124
Non-U.S.	18	9	18
Earnings before provision for income taxes	$3,531	$3,386	$3,142
Provision for Income Taxes

For the years ended December 31 ($ in millions)	2015	2014	2013
Current provision for income taxes
U.S. Federal	$1,443	$1,320	$1,280
U.S. state and local	158	153	115
Non-U.S.	11	7	5
Total current provision for income taxes	1,612	1,480	1,400

Deferred (benefit) provision for income taxes
U.S. Federal	(263)	(181)	(215)
U.S. state and local	(32)	(23)	(21)
Non-U.S.	—	1	(1)
Deferred (benefit) provision for income taxes	(295)	(203)	(237)
Total provision for income taxes	$1,317	$1,277	$1,163

Consistent with the provisions of ASC 740, Income Taxes, U.S. income taxes have not been provided on temporary differences related to investments in certain non-U.S. subsidiaries. These temporary differences are due to earnings that have been reinvested abroad for an indefinite period of time and other differences between the book basis and tax basis in the equity in our non-U.S. subsidiaries. The cumulative amounts of temporary differences with regard to which we have not provided U.S. income taxes were approximately $29 million and $23 million at December 31, 2015 and 2014, respectively. Any U.S. tax liability associated with these temporary differences would not be material to the consolidated financial statements.
Reconciliation of Our Effective Tax Rate to the U.S. Federal Statutory Income Tax Rate

For the years ended December 31	2015	2014	2013
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of federal benefit	2.3%	2.5%	1.9%
All other, net	—%	0.2%	0.1%
Effective tax rate	37.3%	37.7%	37.0%
Deferred Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax laws and rates that will be in effect when such differences are expected to reverse.
Significant Components of Our Net Deferred Income Taxes

At December 31 ($ in millions)	2015	2014
Assets
Allowance for loan losses	$1,329	$1,221
Reward programs	106	72
Compensation and employee benefits	135	45
Net operating losses	12	12
Other assets	38	56
Total deferred income tax assets before valuation allowance	1,620	1,406
Valuation allowance	(9)	(10)
Total deferred income tax assets	$1,611	$1,396

Liabilities
Original issue discount(a)	$(332)	$(519)
Goodwill and identifiable intangibles	(246)	(259)
Other liabilities	(18)	(15)
Total deferred income tax liabilities	(596)	(793)
Net deferred income tax assets	$1,015	$603
_______________________

(a)	Includes the deferred tax impact of an unrecognized tax benefit of $200 million at December 31, 2015 related to temporary items that are expected to reverse within the next twelve months.
At December 31, 2015 and 2014, the Company had state income tax net operating losses of $482 million and $520 million, respectively. The deferred tax assets presented above, related to these net operating losses, are net of unrecognized tax benefits and have been reflected in the reconciliation of unrecognized tax benefits. The state net operating losses will begin to expire in 2025 with the majority of the loss expiring in 2034 if not utilized prior to that year. The Company believes that it is more likely than not that a portion of the state net operating losses will expire before being utilized. Therefore, we have recorded the above valuation allowances at December 31, 2015 and 2014, respectively, to reduce the deferred tax assets to the amounts more likely than not to be realized.

Tax Sharing and Separation Agreement
In connection with the IPO, we entered into a Tax Sharing and Separation Agreement (“TSSA”) which governs certain separation-related tax matters between the Company and GE following the IPO. The TSSA governs the allocation of responsibilities for the taxes of the GE group between GE and the Company. The TSSA also allocates rights, obligations and responsibilities in connection with certain administrative matters relating to the preparation of tax returns and control of tax audits and other proceedings relating to taxes.
Under the TSSA, we generally are responsible for all taxes attributable to us or our operations for taxable periods following December 31, 2013. To the extent we file tax returns on a consolidated basis with GE, we will be required to make tax sharing payments to GE in amounts equal to our separate company tax liability. Our separate company tax liability will generally be equal to the amount of tax we would have paid had we been filing tax returns separately from GE, subject to certain adjustments, whether or not GE is actually required to pay such amounts to the taxing authorities. For taxable periods prior to January 1, 2014, GE is responsible for all income taxes imposed by the United States, Canada and Puerto Rico. Liabilities related to taxable periods prior to January 1, 2014 were settled with GE during the year ended December 31, 2014. We are responsible for all other taxes attributable to our business. Where required for certain tax items, we have retained the liability and recorded an indemnity receivable from GE in our Consolidated Statement of Financial Position.
Unrecognized Tax Benefits

Reconciliation of Unrecognized Tax Benefits

($ in millions)	2015	2014
Balance at January 1	$102	$202
Additions:
Tax positions of the current year(a)	236	75
Tax positions of prior years	6	20
Reductions:
Prior year tax positions	(8)	(194)
Settlements with tax authorities	(1)	—
Expiration of the statute of limitation	(8)	(1)
Balance at December 31	$327	$102
Portion of balance that, if recognized, would impact the effective income tax rate	$79	$68
_______________________

(a)
Included in the increase in tax positions for the year ended December 31, 2015 is an unrecognized tax benefit of $207 million ($200 million net of federal benefit) related to temporary items that are expected to reverse within the next twelve months.

Included in the amount of unrecognized tax benefits are certain items that would not affect the effective tax rate if they were recognized in our Consolidated and Combined Statements of Earnings. These unrecognized items include uncertain tax positions that have offsetting amounts in other jurisdictions, unrecognized tax benefits that would be offset by a valuation allowance if they were recognized and unrecognized tax benefits that result from temporary differences. We expect approximately $200 million (net of federal benefit) of unrecognized tax benefits related to temporary differences to reverse within the next twelve months. Excluding that item, the amount of unrecognized tax benefits which may be resolved in the next twelve months is not expected to be material to our consolidated financial statements.
Included in the reduction for prior year tax positions for the year ended December 31, 2014 is a non-cash settlement with GE of $194 million, related to taxable periods prior to January 1, 2014, in accordance with the TSSA. Principally as a result of this settlement, net of the associated U.S. federal income tax deduction and the related accrued interest, additional paid-in capital increased by $147 million during the year ended December 31, 2014.
Additionally, there are unrecognized tax benefits of $22 million and $21 million for the years ended December 31, 2015 and 2014, respectively, that are included in the tabular reconciliation above but recorded in the Consolidated Statement of Financial Position as a reduction of the related deferred tax asset for net operating losses.

Interest expense and penalties related to income tax liabilities recognized in our Consolidated and Combined Statements of Earnings were not material for all periods presented.
The Company is under continuous examination by the Internal Revenue Service (“IRS”) and the tax authorities of various states as part of their audit of GE’s tax returns. The IRS is currently auditing the GE consolidated U.S. income tax returns for 2010 and 2011, as well as 2012 and 2013. In addition, certain issues and refund claims for previous years are still unresolved. We are under examination in various states going back to 2007 as part of the audit of GE’s tax returns. We believe that there are no issues or claims that are likely to significantly impact our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties that could result from such examinations.
NOTE 15.    RELATED PARTY TRANSACTIONS
Following the Separation, GE no longer owns any of our outstanding common stock and is no longer a related party to us, and we will no longer consider our transactions with GE and GECC as related party transactions. The following table sets forth the direct costs, indirect costs and interest expenses related to services and funding provided by GE for the periods prior to the Separation, as indicated.

($ in millions)	Years ended December 31,
	2015(c)	2014	2013
Direct costs(a)	$261	$294	$207
Indirect costs(a)	—	134	230
Interest expense(b)	4	113	157
Total expenses for services and funding provided by GECC	$265	$541	$594
_______________________

(a)	Direct and indirect costs are included in the other expense line items in our Consolidated and Combined Statements of Earnings.

(b)	Included in interest expense in our Consolidated and Combined Statements of Earnings.

(c)	Represents expenses incurred through November 17, 2015, the date of Separation.
Services Provided by GE
Direct Costs
Direct costs are costs associated with either services previously provided directly to us that were centralized at GE or services provided to us by third parties under contracts entered into by GE. These services included the provision of employee benefits and benefit administration; information technology services; telecommunication services; and other services, including leases for vehicles, equipment and facilities. GE allocated the costs associated with these services to us using established allocation methodologies.
Under the Transitional Services Agreement (“TSA”) with GE, all of the costs billed to us by GE subsequent to the IPO are included as a component of direct costs and are at GE’s cost in accordance with historic allocation methodologies.
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
Funding Provided by GECC
GECC no longer provides funding to our business. During the first quarter of 2015, we prepaid all of the remaining outstanding indebtedness provided by the GECC Term Loan. See Note 8. Borrowings for additional information.

Interest Expense
For all periods subsequent to the IPO in 2014, interest expense represents interest accruing on the GECC Term Loan. For all other prior periods presented, interest expense represents interest cost assessed to us from GECC’s centralized treasury function based on fixed and floating interest rates, plus funding related costs that include charges for liquidity and other treasury costs.
NOTE 16.     PARENT COMPANY FINANCIAL INFORMATION
The following parent company financial statements for Synchrony Financial are provided in accordance with SEC rules, which requires such disclosure when restricted net assets of consolidated subsidiaries exceed 25% of consolidated net assets. At December 31, 2015, restricted net assets of our subsidiaries were approximately $8.9 billion.
Condensed Statements of Earnings

For the years ended December 31 ($ in millions)	2015	2014	2013
Interest income:
Interest income from subsidiaries	$52	$85	$143
Interest on investment securities	7	1	—
Total interest income	59	86	143
Interest expense:
Interest on third-party debt	309	124	—
Interest on related party debt	4	109	143
Total interest expense	313	233	143
Net interest income	(254)	(147)	—
Dividends from bank subsidiaries	708	885	1,400
Dividends from nonbank subsidiaries	—	1,206	2,500
Other income	45	6	—
Other expense(a)	74	417	26
Earnings before benefit from income taxes	425	1,533	3,874
Benefit from income taxes	95	215	7
Equity in undistributed net earnings of subsidiaries	1,694	361	(1,902)
Net earnings	$2,214	$2,109	$1,979

Comprehensive income	$2,183	$2,112	$1,964
_____________

(a)	Other expense for the year ended December 31, 2014, primarily included various intercompany charges that were eliminated in consolidation.

Condensed Statements of Financial Position

At December 31 ($ in millions)	2015	2014
Assets
Cash and equivalents	$5,301	$5,643
Investment securities	2,014	1,255
Investments in and amounts due from subsidiaries(a)	16,329	16,723
Goodwill	17	17
Other assets	334	148
Total assets	$23,995	$23,786

Liabilities and Equity
Amounts due to subsidiaries	$211	$296
Bank term loan	4,151	8,245
Senior unsecured notes	6,590	3,593
Related party debt	—	655
Accrued expenses and other liabilities	439	519
Total liabilities	11,391	13,308
Equity:
Total equity	12,604	10,478
Total liabilities and equity	$23,995	$23,786
_____________

(a)	Includes investments in and amounts due from bank subsidiaries of $9.4 billion and $8.5 billion at December 31, 2015 and 2014, respectively.

Condensed Statements of Cash Flows

For the years ended December 31 ($ in millions)	2015	2014	2013
Cash flows - operating activities
Net earnings	$2,214	$2,109	$1,979
Adjustments to reconcile net earnings to cash provided from operating activities
Deferred income taxes	19	(36)	—
(Increase) decrease in other assets	(133)	47	(8)
Increase (decrease) in accrued expenses and other liabilities	(257)	489	13
Equity in undistributed net earnings of subsidiaries	(1,694)	(361)	1,902
All other operating activities	181	(223)	—
Cash from operating activities	330	2,025	3,886

Cash flows - investing activities
Net (increase) decrease in investments in and amounts due from subsidiaries	1,928	(1,030)	(1,848)
Maturity and redemption of investment securities	3,480	—	—
Purchases of investment securities	(4,246)	(1,256)	—
All other investing activities	(6)	(2)	—
Cash (used for) from investing activities	1,156	(2,288)	(1,848)

Cash flows - financing activities
Third-party debt
Proceeds from issuance of third-party debt	2,995	12,343	—
Maturities and repayment of third-party debt	(4,094)	(505)	—
Related party debt
Proceeds from issuance of related party debt	—	1,615	—
Maturities and repayment of related party debt	(655)	(9,820)	(1,452)
Proceeds from initial public offering	—	2,842	—
Net transfers to Parent	—	(603)	(586)
Increase (decrease) in amounts due to subsidiaries	(56)	98	—
All other financing activities	(18)	(64)	—
Cash (used for) from financing activities	(1,828)	5,906	(2,038)

Increase (decrease) in cash and equivalents	(342)	5,643	—
Cash and equivalents at beginning of year	5,643	—	—
Cash and equivalents at end of year	$5,301	$5,643	$—
NOTE 17.    LEGAL PROCEEDINGS AND REGULATORY MATTERS
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
Below is a description of certain of our regulatory matters and legal proceedings.
Regulatory Matters
On December 10, 2013, we entered into a Consent Order with the CFPB relating to our CareCredit platform, which required us to pay up to $34.1 million to qualifying customers; provide additional training and monitoring of our CareCredit partners; include provisions in agreements with our CareCredit partners prohibiting charges for certain services not yet rendered; make changes to certain consumer disclosures, application procedures and procedures for resolution of customer complaints; and terminate CareCredit partners that have chargeback rates in excess of certain thresholds. Some of the business practice changes required by the Consent Order are similar to requirements in an Assurance of Discontinuance that we entered into with the Attorney General for the State of New York on June 3, 2013. The payments required by the Consent Order were completed in the second quarter of 2015.
Our settlements with the CFPB and the New York State Attorney General do not preclude other regulators or state attorneys general from seeking additional monetary or injunctive relief with respect to CareCredit.
On June 19, 2014, we entered into a Consent Order with the CFPB (the “2014 CFPB Consent Order”) related to the CFPB’s review of the Bank’s debt cancellation products and its marketing practices in its telesales channel related to those products. The 2014 CFPB Consent Order required us to refund $56 million to cardholders who enrolled in a debt cancellation product over the telephone from January 2010 to October 2012 ($11 million of which was refunded prior to the 2014 CFPB Consent Order), pay civil money penalties of $3.5 million, and implement a compliance plan related to the sale of “add-on” products to the extent the Bank restarts telesales of such products (which were discontinued in October 2012). In the second quarter of 2015, we completed the consumer refunds.

The 2014 CFPB Consent Order also resolved a separate CFPB investigation related to potential violations of the Equal Credit Opportunity Act as a result of the Bank’s omission of certain Spanish-speaking customers and customers residing in Puerto Rico from certain statement credit and settlement offers that were made to certain delinquent customers. The Bank identified this issue through an audit of its collection operations, reported it to the CFPB and initiated a remediation program. The CFPB referred the issue to the Department of Justice (the “DOJ”), which initiated a civil investigation. At the same time we entered into the 2014 CFPB Consent Order, we entered into a consent order with the DOJ (the “2014 DOJ Consent Order,” and together with the 2014 CFPB Consent Order, the “2014 Consent Orders”) to settle a complaint filed by the DOJ on June 19, 2014 in the United States District Court for the District of Utah that made similar allegations to those alleged in the 2014 CFPB Consent Order. The 2014 DOJ Consent Order was approved by the Court on June 26, 2014. The 2014 DOJ Consent Order is similar to the 2014 CFPB Consent Order and did not impose any additional requirements on us. The 2014 Consent Orders required us to complete our remediation program by providing additional payments, balance credits and balance waivers and to update our credit bureau reporting relating to the affected accounts. In the third quarter of 2015, we completed our consumer remediation program, which consisted of approximately $185 million of balance credits and waivers to previously charged-off accounts and approximately $15 million of other credits or payments. This remediation program included the $132 million of voluntary remediation completed prior to the 2014 Consent Orders. In addition to the consumer remediation, the 2014 Consent Orders required us to implement a fair lending compliance plan (including fair lending reviews, audits and training), which will, in part, be satisfied by our existing compliance processes.
Although we do not believe that the 2014 Consent Orders themselves will have a material adverse effect on our results of operations going forward, we cannot be sure whether the settlements will have an adverse impact on our reputation or whether any similar actions will be brought by state attorneys general or others, all of which could have a material adverse effect on us.
On October 30, 2014, the United States Trustee, which is part of the DOJ, filed an application in In re Nyree Belton, a Chapter 7 bankruptcy case pending in the U.S. Bankruptcy Court for the Southern District of New York for orders authorizing discovery of the Bank pursuant to Rule 2004 of the Federal Rules of Bankruptcy Procedure, related to an investigation of the Bank’s credit reporting. The discovery, which is ongoing, concerns allegations made in Belton et al. v. GE Capital Consumer Lending, a putative class action adversary proceeding pending in the same Bankruptcy Court. In the Belton adversary proceeding, which was filed on April 30, 2014, plaintiff alleges that the Bank violates the discharge injunction under Section 524(a)(2) of the Bankruptcy Code by attempting to collect discharged debts and by failing to update and correct credit information to credit reporting agencies to show that such debts are no longer due and owing because they have been discharged in bankruptcy. Plaintiff seeks declaratory judgment, injunctive relief and an unspecified amount of damages. On December 15, 2014, the Bankruptcy Court entered an order staying the adversary proceeding pending an appeal to the District Court of the Bankruptcy Court’s order denying the Bank’s motion to compel arbitration. On October 14, 2015, the District Court reversed the Bankruptcy Court and on November 4, 2015, the Bankruptcy Court granted the Bank’s motion to compel arbitration.
On October 15, 2015, the Bank received a Civil Investigative Demand from the CFPB seeking information related to the Bank’s credit bureau reporting with respect to sold accounts. The information sought by the CFPB generally relates to the allegations made in Belton et al. v. GE Capital Consumer Lending.

Other Matters
The Bank is a defendant in three putative class actions alleging claims under the federal Telephone Consumer Protection Act (“TCPA”) as a result of phone calls made by the Bank. In each case, the complaints allege that the Bank placed calls to consumers by an automated telephone dialing system or using a pre-recorded message or automated voice without their consent and seek up to $1,500 for each violation. The amount of damages sought in the aggregate is unspecified. In two of the cases (Abdeljalil and Hofer), the plaintiffs assert that they received calls on their cellular telephones relating to accounts not belonging to them; in the third case (Mintz), the plaintiffs assert that the calls were made in connection with their account but that they had revoked consent to receive such calls. Abdeljalil et al. v. GE Capital Retail Bank was filed on August 22, 2012 in the U.S. District Court for the Southern District of California. On March 26, 2015, the Court entered an order granting class certification under Federal Rule of Civil Procedure 23(b)(3) (for damages) and denying class certification under Federal Rule of Civil Procedure 23(b)(2) (for injunctive relief). Hofer et al. v. Synchrony Bank was filed on November 4, 2014 in the U.S. District Court for the Eastern District of Missouri. In the first quarter of 2016, the Bank entered an agreement to resolve the Abdeljalil and Hofer actions on a class basis. Pursuant to the agreement, a stipulation dismissing the Hofer case was filed on February 11, 2016. Mintz et al v. Synchrony Bank was filed on December 28, 2015 in the U.S. District Court for the Eastern District of New York. In addition to the Abdeljalil, Hofer, and Mintz developments discussed above, the Bank has resolved five other putative class actions that made similar claims under the TCPA on an individual basis with the class representative. Travaglio et al. v. GE Capital Retail Bank and Allied Interstate LLC was filed on January 17, 2014 in the U.S. District Court for the Middle District of Florida and dismissed on October 9, 2014. Fitzhenry v. Lowe’s Companies Inc. and GE Capital Retail Bank was filed on May 29, 2014 in the U.S. District Court for the District of South Carolina and dismissed on October 20, 2014. Cowan v. GE Capital Retail Bank was filed on May 14, 2014 in the U.S. District Court for the District of Connecticut and dismissed on July 8, 2015. Pittman et al. v. GE Capital d/b/a GE Capital Retail Bank was filed on July 29, 2014 in the U.S. District Court for the Northern District of Alabama and dismissed on August 20, 2015. Dubanoski et al. v. Wal-Mart Stores, Inc., for which the Bank indemnified the defendant, was filed on February 27, 2015 in the United States District Court for the Northern District of Illinois and dismissed on September 1, 2015.
In addition to the TCPA class action lawsuits related to phone calls, Synchrony is a defendant in a putative class action lawsuit alleging claims under the TCPA relating to facsimiles. In Michael W. Kincaid, DDS et al. v. Synchrony Financial, plaintiff alleges that Synchrony violated the TCPA by sending fax advertisements without consent and without required notices, and seeks up to $1,500 for each violation. The amount of damages sought in the aggregate is unspecified. The complaint was filed in U.S. District Court for the Northern District of Illinois on January 20, 2016.
NOTE 18.    SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarterly Periods Ended
($ in millions)	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Interest income	$3,509	$3,392	$3,177	$3,150	$3,260	$3,123	$2,926	$2,933
Interest expense	301	289	270	275	282	244	206	190
Net interest income	3,208	3,103	2,907	2,875	2,978	2,879	2,720	2,743
Earnings before provision for income taxes	868	919	861	883	853	879	764	890
Provision for income taxes	321	345	320	331	322	331	292	332
Net earnings	$547	$574	$541	$552	$531	$548	$472	$558
Earnings per share
Basic	$0.66	$0.69	$0.65	$0.66	$0.64	$0.70	$0.67	$0.79
Diluted	$0.65	$0.69	$0.65	$0.66	$0.64	$0.70	$0.67	$0.79

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
____________________________________________________________________________________________

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), and based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.
Changes in Internal Control Over Financial Reporting
____________________________________________________________________________________________

No change in internal control over financial reporting occurred during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Report on Management's Assessment of Internal Control Over Financial Reporting
____________________________________________________________________________________________

The management of Synchrony Financial and subsidiaries (“the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined by Exchange Act Rules 13a-15 and 15d-15. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are made only in accordance with authorizations of the Company's management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Although any system of internal control can be compromised by human error or intentional circumvention of required procedures, we believe our system provides reasonable assurance that financial transactions are recorded and reported properly, providing an adequate basis for reliable financial statements.
The Company’s management has used the criteria established in Internal Control - Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of the Company’s internal control over financial reporting.
The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 and has concluded that such internal control over financial reporting is effective. There are no material weaknesses in the Company’s internal control over financial reporting that have been identified by the Company’s management.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2015 and has also issued an audit report, which is included in Part II, "Item 8. Financial Statements and Supplementary Data” of this Form 10-K Report, on internal control over financial reporting as of December 31, 2015 under Auditing Standard No. 5 of the Public Company Accounting Oversight Board (“PCAOB”).

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference to “Management,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Governance Principles,” “Code of Conduct” and “Committees of the Board of Directors” in our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be held on May 19, 2016, which will be filed within 120 days of the end of our fiscal year ended December 31, 2015 (the “2016 Proxy Statement”).
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference to “Compensation Discussion and Analysis,” “2015 Executive Compensation,” “Management Development and Compensation Committee Report” and “Management Development and Compensation Committee Interlocks and Insider Participation” in the 2016 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to “Beneficial Ownership” and “Equity Compensation Plan Information” in the 2016 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to “Related Person Transactions,” “Election of Directors” and “Committees of the Board of Directors” in the 2016 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference to “Independent Auditor” in the 2016 Proxy Statement.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2015, to be signed on its behalf by the undersigned, and in the capacity indicated, thereunto duly authorized in the City of Stamford and State of Connecticut on the 25th day of February 2016.

Synchrony Financial
(Registrant)

/s/ Brian D. Doubles
Brian D. Doubles Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Power of Attorney
Each person whose signature appears below hereby constitutes and appoints Margaret M. Keane, Brian D. Doubles and Jonathan S. Mothner, and each of them acting individually, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to execute for him or her and in his or her name, place and stead, in any and all capacities, any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and any other documents required in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and their substitutes, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Margaret M. Keane	Principal Executive Officer Director	February 25, 2016
Margaret M. Keane Director, President and Chief Executive Officer

/s/ Brian D. Doubles	Principal Financial Officer	February 25, 2016
Brian D. Doubles Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

/s/ David P. Melito	Principal Accounting Officer	February 25, 2016
David P. Melito Senior Vice President and Controller

/s/ Paget L. Alves	Director	February 25, 2016
Paget L. Alves

/s/ Arthur W. Coviello, Jr.	Director	February 25, 2016
Arthur W. Coviello, Jr.

/s/ William W. Graylin	Director	February 25, 2016
William W. Graylin

/s/ Roy A. Guthrie	Director	February 25, 2016
Roy A. Guthrie

/s/ Richard C. Hartnack	Director	February 25, 2016
Richard C. Hartnack

/s/ Jeffrey G. Naylor	Director	February 25, 2016
Jeffrey G. Naylor

/s/ Laurel J. Richie	Director	February 25, 2016
Laurel J. Richie

/s/ Olympia J. Snowe	Director	February 25, 2016
Olympia J. Snowe

EXHIBIT INDEX

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Synchrony Financial (incorporated by reference to Exhibit 3.2 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 333-194528))

3.2
Amended and Restated Bylaws of Synchrony Financial (incorporated by reference to Exhibit 3.1 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 333-194528))

4.1
Indenture, dated as of August 11, 2014, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on August 13, 2014)

4.2
First Supplemental Indenture, dated as of August 11, 2014, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on August 13, 2014)

4.3
Second Supplemental Indenture, dated as of February 2, 2015, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on February 2, 2015)

4.4
Third Supplemental Indenture, dated as of July 23, 2015, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on July 23, 2015)

4.5
Fourth Supplemental Indenture, dated as of December 4, 2015, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on December 4, 2015)

4.6	Form of 2.700% Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on February 2, 2015)
4.7	Form of Floating Rate Senior Notes due 2020 (incorporated by reference to Exhibit 4.3 of Form 8-K filed by Synchrony Financial on February 2, 2015)
4.8	Form of 4.500% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on July 23, 2015)
4.9	Form of 2.600% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on December 4, 2015)
4.10	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 333-194528))
10.1
Master Agreement, dated as of July 30, 2014, among General Electric Capital Corporation, Synchrony Financial, and, solely for purposes of certain sections and articles set forth therein, General Electric Company (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.2
Transitional Services Agreement, dated August 5, 2014, by and among General Electric Capital Corporation, Synchrony Financial and Retail Finance International Holdings, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed by Synchrony Financial on August 11, 2014)

10.3
Registration Rights Agreement, dated as of August 5, 2014, by and between Synchrony Financial and General Electric Capital Corporation (incorporated by reference to Exhibit 10.2 of Form 8-K filed by Synchrony Financial on August 11, 2014)

10.4
Tax Sharing and Separation Agreement, dated as of August 5, 2014, by and between General Electric Company and Synchrony Financial (incorporated by reference to Exhibit 10.3 of Form 8-K filed by Synchrony Financial on August 11, 2014)

10.5
Employee Matters Agreement, dated as of August 5, 2014, by and among General Electric Company, General Electric Capital Corporation and Synchrony Financial (incorporated by reference to Exhibit 10.4 of Form 8-K filed by Synchrony Financial on August 11, 2014)

10.6
Transitional Trademark License Agreement, dated as of August 5, 2014, by and between GE Capital Registry, Inc. and Synchrony Financial (incorporated by reference to Exhibit 10.5 of Form 8-K filed by Synchrony Financial on August 11, 2014)

10.7
Intellectual Property Cross License Agreement, dated as of August 5, 2014, by and between General Electric Company and General Electric Capital Corporation, on the one hand, and Synchrony Financial, on the other hand (incorporated by reference to Exhibit 10.6 of Form 8-K filed by Synchrony Financial on August 11, 2014)

10.8
Credit Agreement, dated as of July 30, 2014, among Synchrony Financial, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other Lenders party thereto (incorporated by reference to Exhibit 1.1 of Amendment No. 8 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.9
Credit Agreement, dated as of July 30, 2014, among Synchrony Financial, as borrower, General Electric Capital Corporation, as administrative agent, and the other Lenders party thereto (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.10
Amendment No. 1 to Credit Agreement, dated October 1, 2014, by and among Synchrony Financial and General Electric Capital Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Synchrony Financial on October 6, 2014)

10.11
Amendment No. 1 to Credit Agreement, dated October 1, 2014, by and among Synchrony Financial, the Lenders party thereto and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to Form 8-K filed by Synchrony Financial on October 6, 2014)

10.12
Form of Synchrony 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.13
Form of agreement for awards under Synchrony 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.14
Form of Transaction Award Agreement, by and between GE Capital Retail Bank/GE Capital Retail Finance, Inc. and each of Margaret M. Keane, Brian D. Doubles, Jonathan S. Mothner, Thomas M. Quindlen and Glenn P. Marino (incorporated by reference to Exhibit 10.12 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.15
Operating Agreement, dated as of January 11, 2013, between GE Capital Retail Bank and the Office of the Comptroller of the Currency (incorporated by reference to Exhibit 10.13 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.16
Capital Assurance and Liquidity Maintenance Agreement, dated as of January 11, 2013, among GE Capital Retail Bank, General Electric Capital Corporation and GE Consumer Finance, Inc. (incorporated by reference to Exhibit 10.14 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.17
Master Indenture, dated as of September 25, 2003, between Synchrony Credit Card Master Note Trust (formerly known as GE Capital Credit Card Master Note Trust), as Issuer and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.18
Omnibus Amendment No. 1 to Securitization Documents, dated as of February 9, 2004, among RFS Holding, L.L.C., RFS Funding Trust, GE Capital Retail Bank (formerly known as Monogram Credit Card Bank of Georgia), Synchrony Credit Card Master Note Trust, Deutsche Bank Trust Company Delaware, as Trustee of RFS Funding Trust, RFS Holding, Inc. and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.16 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.19
Second Amendment to Master Indenture, dated as of June 17, 2004, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on July 2, 2004)

10.20
Third Amendment to Master Indenture, dated as of August 31, 2006, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on September 5, 2006)

10.21
Fourth Amendment to Master Indenture, dated as of June 28, 2007, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

10.22
Fifth Amendment to Master Indenture, dated as of May 22, 2008, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

10.23
Sixth Amendment to Master Indenture, dated as of August 7, 2009, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on August 7, 2009)

10.24
Seventh Amendment to Master Indenture, dated as of January 21, 2014, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on January 21, 2014)

10.25
Eighth Amendment to Master Indenture and Omnibus Supplement to Specified Indenture Supplements, dated as of March 11, 2014, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 14, 2014)

10.26
Ninth Amendment to Master Indenture, dated as of November 24, 2015, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 25, 2015)

10.27
Form of Indenture Supplement, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.8 of Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 16, 2012 (333-181466))

10.28
Form of VFN Indenture Supplement, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.24 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.29
Form of Loan Agreement (VFN Series, Class A), among Synchrony Credit Card Master Note Trust, the Lenders party thereto from time to time, and the Managing Agents party thereto from time to time (incorporated by reference to Exhibit 10.25 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.30
Trust Agreement, dated as of September 25, 2003, between RFS Holding, L.L.C. and The Bank of New York (Delaware) (incorporated by reference to Exhibit 4.3 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.31
First Amendment to Trust Agreement, dated as of January 21, 2014, between RFS Holding, L.L.C. and BNY Mellon Trust of Delaware (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Master Note Trust and RFS Holding, L.L.C. on January 21, 2014)

10.32
Second Amendment to Trust Agreement, dated as of September 8, 2014, between RFS Holding, L.L.C. and BNY Mellon Trust of Delaware (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Master Note Trust and RFS Holding, L.L.C. on September 11, 2014)

10.33
Custody and Control Agreement, dated as of September 25, 2003 by and among Deutsche Bank Trust Company of Americas, in its capacity as Custodian and in its capacity as Indenture Trustee, and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.8 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.34
Receivables Sale Agreement, dated as of June 27, 2003, between GE Capital Retail Bank (formerly known as Monogram Credit Card Bank of Georgia) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.9 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.35
RSA Assumption Agreement and Second Amendment to Receivables Sale Agreement, dated as of February 7, 2005, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on February 11, 2005)

10.36
Third Amendment to Receivables Sale Agreement, dated as of December 21, 2006, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 21, 2006)

10.37
Fourth Amendment to Receivables Sale Agreement, dated as of May 21, 2008, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

10.38
Designation of Removed Accounts and Fifth Amendment to Receivables Sale Agreement, dated as of December 29, 2008, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 30, 2008)

10.39
Designation of Removed Accounts and Sixth Amendment to Receivables Sale Agreement, dated as of February 26, 2009, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on February 26, 2009)

10.40
Seventh Amendment to Receivables Sale Agreement, dated as of November 23, 2010, between GE Capital Retail Bank (formerly known as GE Money Bank), and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 24, 2010)

10.41
Eighth Amendment to Receivables Sale Agreement, dated as of March 20, 2012, among GE Capital Retail Bank, RFS Holding, Inc., PLT Holding, L.L.C. and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 21, 2012)

10.42
Ninth Amendment to Receivables Sale Agreement, dated as of March 11, 2014, among GE Capital Retail Bank, RFS Holding, Inc., PLT Holding, L.L.C. and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 14, 2014)

10.43
Designation of Removed Accounts and Tenth Amendment to Receivables Sale Agreement, dated as of November 7, 2014, among Synchrony Bank (formerly known as GE Capital Retail Bank), RFS Holding Inc., PLT Holding, L.L.C. and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 14, 2014)

10.44
Transfer Agreement, dated as of September 25, 2003, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.12 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.45
Second Amendment to Transfer Agreement, dated as of June 17, 2004, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on July 2, 2004)

10.46
Third Amendment to Transfer Agreement, dated as of November 21, 2004, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 24, 2004)

10.47
Fourth Amendment to Transfer Agreement, dated as of August 31, 2006, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on September 5, 2006)

10.48
Fifth Amendment to Transfer Agreement, dated as of December 21, 2006, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 21, 2006)

10.49
Sixth Amendment to Transfer Agreement, dated as of May 21, 2008, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

10.50
Reassignment of Receivables in Removed Accounts and Seventh Amendment to Transfer Agreement, dated as of December 29, 2008, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 30, 2008)

10.51
Reassignment No. 4 of Receivables in Removed Accounts and Eighth Amendment to Transfer Agreement, dated as of February 26, 2009, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on February 26, 2009)

10.52
Ninth Amendment to Transfer Agreement, dated as of March 31, 2010, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 31, 2010)

10.53
Tenth Amendment to Transfer Agreement, dated as of March 20, 2012, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 21, 2012)

10.54
Servicing Agreement, dated as of June 27, 2003, by and among RFS Funding Trust Synchrony Credit Card Master Note Trust and General Electric Capital Corporation, successor to GE Capital Retail Bank (formerly known as Monogram Credit Card Bank of Georgia) (incorporated by reference to Exhibit 4.13 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.55
Servicing Assumption Agreement, dated as of February 7, 2005, by GE Capital Retail Bank (formerly known as GE Money Bank) (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on February 11, 2005)

10.56
First Amendment to Servicing Agreement, dated as of May 22, 2006, between Synchrony Credit Card Master Note Trust and GE Capital Retail Bank (formerly known as GE Money Bank) (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 25, 2006)

10.57
Second Amendment to Servicing Agreement, dated as of June 28, 2007, between Synchrony Credit Card Master Note Trust and GE Capital Retail Bank (formerly known as GE Money Bank) (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on June 28, 2007)

10.58
Instrument of Resignation, Appointment and Acceptance and Third Amendment to Servicing Agreement, dated as of May 22, 2008, by and among Synchrony Credit Card Master Note Trust, GE Capital Retail Bank (formerly known as GE Money Bank) and General Electric Capital Corporation (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

10.59
Fourth Amendment to Servicing Agreement, dated as of July 16, 2014, between Synchrony Credit Card Master Note Trust and General Electric Capital Corporation (incorporated by reference to Exhibit 4.14 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on July 16, 2014)

10.60
Fifth Amendment to Servicing Agreement, dated as of November 24, 2015, between Synchrony Credit Card Master Note Trust and General Electric Capital Corporation (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 25, 2015)

10.61
Instrument of Resignation, Appointment and Acceptance, dated as of December 2, 2015, by and among Synchrony Credit Card Master Note Trust, General Electric Capital LLC and Synchrony Financial (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 4, 2015)

10.62
Servicer Performance Guaranty, dated as of December 2, 2015, between General Electric Capital LLC and Synchrony Financial (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 4, 2015)

10.63
Administration Agreement, dated as of September 25, 2003, among Synchrony Credit Card Master Note Trust, General Electric Capital Corporation, as Administrator, and The Bank of New York (Delaware), not in its individual capacity but solely as Trustee (incorporated by reference to Exhibit 4.14 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.64
First Amendment to Administration Agreement, dated as of May 4, 2009, between Synchrony Credit Card Master Note Trust and General Electric Capital Corporation (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 6, 2009)

10.65
Master Indenture, dated as of February 29, 2012, between GE Sales Finance Master Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.55 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.66
Supplement No. 1 to Master Indenture, dated as of September 19, 2012, between GE Sales Finance Master Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.56 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.67
Supplement No. 2 to Master Indenture, dated as of March 21, 2014, between GE Sales Finance Master Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.57 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.68
Form of Indenture Supplement, between GE Sales Finance Master Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.58 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.69
Form of Loan Agreement, among GE Sales Finance Master Trust, the Lenders party thereto from time to time, and the Lender Group Agents for the Lender Groups party thereto from time to time (incorporated by reference to Exhibit 10.59 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.70
Amended and Restated Trust Agreement of GE Sales Finance Master Trust, dated as of February 29, 2012, between GE Sales Finance Holding, L.L.C. and BNY Mellon Trust of Delaware (incorporated by reference to Exhibit 10.60 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.71
Amended and Restated Receivables Participation Agreement, dated as of February 29, 2012, between GE Capital Retail Bank and GEMB Lending Inc. (incorporated by reference to Exhibit 10.61 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.72
First Amendment to Amended and Restated Receivables Participation Agreement, dated as of August 17, 2012, between GE Capital Retail Bank and GEMB Lending Inc. (incorporated by reference to Exhibit 10.62 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.73
Second Amendment to Amended and Restated Receivables Participation Agreement, dated as of August 5, 2013, between GE Capital Retail Bank and GEMB Lending Inc. (incorporated by reference to Exhibit 10.63 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.74
Participation Interest Sale Agreement, dated as of February 29, 2012, between GEMB Lending Inc. and GE Sales Finance Holding, L.L.C. (incorporated by reference to Exhibit 10.64 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.75
First Amendment to Participation Interest Sale Agreement, dated as of September 19, 2012, between GEMB Lending Inc. and GE Sales Finance Holding, L.L.C. (incorporated by reference to Exhibit 10.65 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.76
Second Amendment to Participation Interest Sale Agreement, dated as of March 21, 2014, between GEMB Lending Inc. and GE Sales Finance Holding, L.L.C. (incorporated by reference to Exhibit 10.66 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.77
Transfer Agreement, dated as of February 29, 2012, between GE Sales Finance Holding, L.L.C. and GE Sales Finance Master Trust (incorporated by reference to Exhibit 10.67 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.78
First Amendment to Transfer Agreement, dated as of September 19, 2012, between GE Sales Finance Holding, L.L.C. and GE Sales Finance Master Trust (incorporated by reference to Exhibit 10.68 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.79†
Second Amendment to Transfer Agreement, dated as of March 21, 2014, between GE Sales Finance Holding, L.L.C. and GE Sales Finance Master Trust (incorporated by reference to Exhibit 10.69 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.80†
Servicing Agreement, dated as of February 29, 2012, between GE Capital Retail Bank and GE Sales Finance Master Trust (incorporated by reference to Exhibit 10.70 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.81
Administration Agreement, dated as of February 29, 2012, between GE Sales Finance Master Trust and GE Capital Retail Bank (incorporated by reference to Exhibit 10.71 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.82
First Amended and Restated Technology Sourcing Agreement, dated as of December 10, 1998, between Retailer Credit Services, Inc. and First Data Resources, Inc., as amended (incorporated by reference to Exhibit 10.72 of Amendment No. 4 to Form S-1 Registration Statement filed by Synchrony Financial on June 27, 2014 (No. 333-194528))

10.83
First Amended and Restated Production Services Agreement, dated as of December 1, 2009, by and between Retailer Credit Services, Inc. and First Data Resources, LLC, as amended (incorporated by reference to Exhibit 10.73 of Amendment No. 4 to Form S-1 Registration Statement filed by Synchrony Financial on June 27, 2014 (No. 333-194528))

10.84
Stock Contribution Agreement, dated as of April 1, 2013, between GE Capital Retail Finance Corporation and GE Consumer Finance, Inc. (incorporated by reference to Exhibit 10.74 of Amendment No. 3 to Form S-1 Registration Statement filed by Synchrony Financial on June 6, 2014 (No. 333-194528))

10.85
Stock Contribution Agreement, dated as of August 5, 2013, between GE Capital Retail Finance Corporation and General Electric Capital Corporation (incorporated by reference to Exhibit 10.75 of Amendment No. 3 to Form S-1 Registration Statement filed by Synchrony Financial on June 6, 2014 (No. 333-194528))

10.86
General Electric Company 2007 Long-Term Incentive Plan (as amended and restated April 25, 2012) (incorporated by reference to Exhibit 99.1 of the Registration Statement on Form S-8 filed by General Electric Company on May 4, 2012 (No. 333-181177))

10.87
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

10.89
Form of Agreement for Long Term Performance Award Grants to Executive Officers under the General Electric Company 2007 Long-term Incentive Plan (as amended and restated April 25, 2012) (incorporated by reference to Exhibit 10(a) of the quarterly report on Form 10-Q filed by General Electric Company on July 26, 2013)

10.90
General Electric Supplementary Pension Plan, as amended effective January 1, 2011 (incorporated by reference to Exhibit 10(g) of the annual report on Form 10-K filed by General Electric Company on February 25, 2011)

10.91	GE Excess Benefits Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10(k) to the annual report on Form 10-K filed by General Electric Company on February 18, 2009)
10.92
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

10.94
General Electric 2006 Executive Deferred Salary Plan, as amended January 1, 2009 (incorporated by reference to Exhibit 10(l) to the annual report on Form 10-K filed by General Electric Company on February 18, 2009)

10.95
Amendment to Nonqualified Deferred Compensation Plans, dated as of December 14, 2004 (incorporated by reference to Exhibit 10(w) to the annual report on Form 10-K filed by General Electric Company on March 1, 2005)

10.96
General Electric Financial Planning Program, as amended through September 1993 (incorporated by reference to Exhibit 10(h) to the annual report on Form 10-K filed by General Electric Company on March 11, 1994)

10.97
GE Capital Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.87 of Amendment No. 4 to Form S-1 Registration Statement filed by Synchrony Financial on June 27, 2014 (No. 333-194528))

10.98
Assumption Agreement, dated as of June 20, 2014, by and between General Electric Capital Corporation and Synchrony Financial (incorporated by reference to Exhibit 10.88 of Amendment No. 4 to Form S-1 Registration Statement filed by Synchrony Financial on June 27, 2014 (No. 333-194528))

10.99
Form of Indemnification Agreement for directors, executive officers and key employees (incorporated by reference to Exhibit 10.89 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.100
Sub-Servicing Agreement, dated as of July 30, 2014, between Synchrony Financial and General Electric Capital Corporation (incorporated by reference to Exhibit 10.90 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.101
Synchrony Financial Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.91 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 33-194528))

10.102
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

10.109
Amendment to Revolving Credit Agreements, dated as of October 1, 2008, between GE Money Bank and General Electric Capital Corporation (incorporated by reference to Exhibit 10.100 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 333-194528))

10.110
Amendment to Revolving Credit Agreements, dated as of June 13, 2012, between GE Capital Retail Bank and General Electric Capital Corporation (incorporated by reference to Exhibit 10.101 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 333-194528))

10.111
Letter, dated as of March 20, 2013, from General Electric Capital Corporation to GE Capital Retail Bank relating to revolving credit agreements (incorporated by reference to Exhibit 10.102 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 333-194528))

10.112	Form of Synchrony Financial Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Synchrony Financial on September 22, 2014)
10.113	First Amendment to the Synchrony Financial Deferred Compensation Plan (incorporated by reference to Exhibit 10.109 to 2014 Annual Report on Form 10-K filed by Synchrony Financial on February 23, 2015)
10.114	Form of Restricted Stock Unit and Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.2 to Form 8-K filed by Synchrony Financial on September 22, 2014)
10.115	Form of Synchrony Financial Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Synchrony Financial on December 12, 2014)
10.116	Form of Synchrony Financial Restoration Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Synchrony Financial on May 27, 2015)
10.117	Synchrony Financial Executive Severance Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed by Synchrony Financial on May 27, 2015)
10.118*	First Amendment to the Synchrony Financial Restoration Plan
10.119*	Second Amendment to the Synchrony Financial Restoration Plan
10.120	Form of Synchrony Financial Change in Control Severance Plan (incorporated by reference to Exhibit 10.3 to Form 8-K filed by Synchrony Financial on May 27, 2015)
10.121
Services Agreement, dated as of September 15, 2015, between Retail Finance Servicing, LLC and First Data Resources, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Synchrony Financial on September 15, 2015)†

10.122
Letter, dated as of October 19, 2015, delivered by General Electric Capital Corporation and acknowledged and agreed to by General Electric Company and Synchrony Financial(incorporated by reference to Exhibit 10.116 of Form S-4 Registration Statement filed by Synchrony Financial on October 16, 2015 (No. 333-207479))

12.1*	Statement of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to 2014 Annual Report on Form 10-K filed by Synchrony Financial on February 23, 2015)
23.1*	Consent of KPMG LLP
24.1*	Powers of Attorney (included on the signature page)
31(a)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended
31(b)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended
32*	Certification Pursuant to 18 U.S.C. Section 1350
101
The following materials from Synchrony Financial’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated and Combined Statements of Earnings for the years ended December 31, 2015, 2014 and 2013, (ii) Consolidated and Combined Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated and Combined Statements of Financial Position at December 31, 2015 and 2014, (iv) Consolidated and Combined Statements of Changes in Equity for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (vi) Notes to Consolidated and Combined Financial Statements

______________________

*	Filed electronically herewith.

†	Confidential treatment granted to certain portions, which portions have been provided separately to the Securities and Exchange Commission.