Form 10-Q
period 2016-03-31
Synchrony Financial
filed 2016-04-28
CIK 1601712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 26, 2016 was 833,920,403.

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
Forward-looking statements are based on management’s current expectations and assumptions, and are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, actual results could differ materially from those indicated in these forward-looking statements. Factors that could cause actual results to differ materially include global political, economic, business, competitive, market, regulatory and other factors and risks, such as: the impact of macroeconomic conditions and whether industry trends we have identified develop as anticipated; retaining existing partners and attracting new partners, concentration of our platform revenue in a small number of Retail Card partners, promotion and support of our products by our partners, and financial performance of our partners; higher borrowing costs and adverse financial market conditions impacting our funding and liquidity, and any reduction in our credit ratings; our ability to securitize our loans, occurrence of an early amortization of our securitization facilities, loss of the right to service or subservice our securitized loans, and lower payment rates on our securitized loans; our ability to grow our deposits in the future; changes in market interest rates and the impact of any margin compression; effectiveness of our risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, our ability to manage our credit risk, the sufficiency of our allowance for loan losses and the accuracy of the assumptions or estimates used in preparing our financial statements; our ability to offset increases in our costs in retailer share arrangements; competition in the consumer finance industry; our concentration in the U.S. consumer credit market; our ability to successfully develop and commercialize new or enhanced products and services; our ability to realize the value of strategic investments; reductions in interchange fees; fraudulent activity; cyber-attacks or other security breaches; failure of third parties to provide various services that are important to our operations; our transition to a replacement third-party vendor to manage the technology platform for our online retail deposits; disruptions in the operations of our computer systems and data centers; international risks and compliance and regulatory risks and costs associated with international operations; alleged infringement of intellectual property rights of others and our ability to protect our intellectual property; litigation and regulatory actions; damage to our reputation; our ability to attract, retain and motivate key officers and employees; tax legislation initiatives or challenges to our tax positions and state sales tax rules and regulations; a material indemnification obligation to GE under the tax sharing and separation agreement with GE (the "TSSA") if we cause the split-off from GE or certain preliminary transactions to fail to qualify for tax-free treatment or in the case of certain significant transfers of our stock following the split-off; obligations associated with being an independent public company; regulation, supervision, examination and enforcement of our business by governmental authorities, the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the impact of the Consumer Financial Protection Bureau's (the “CFPB”) regulation of our business; changes to our methods of offering our CareCredit products; impact of capital adequacy rules and liquidity requirements; restrictions that limit our ability to pay dividends and repurchase our common stock, and restrictions that limit Synchrony Bank’s ability to pay dividends to us; regulations relating to privacy, information security and data protection; use of third-party vendors and ongoing third-party business relationships; and failure to comply with anti-money laundering and anti-terrorism financing laws.
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this report and in our public filings, including under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 (our “2015 Form 10-K”). You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties, or potentially inaccurate assumptions that could cause our current expectations or beliefs to change. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by the federal securities laws.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report and in our 2015 Form 10-K. The discussion below contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations. See “Cautionary Note Regarding Forward-Looking Statements.” References in this Form 10-Q to the “Company”, “we”, “us” and “our” are to Synchrony Financial and its consolidated subsidiaries unless the context otherwise requires; references to “GE” are to General Electric Company and its subsidiaries; references to “GECC” are to General Electric Capital Corporation (a subsidiary of GE) and its subsidiaries; and references to the “Bank” are to our wholly-owned subsidiary, Synchrony Bank.
Introduction and Business Overview
____________________________________________________________________________________________
We are one of the premier consumer financial services companies in the United States. We provide a range of credit products through programs we have established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” For the three months ended March 31, 2016, we financed $27.0 billion of purchase volume and had 66.1 million average active accounts, and at March 31, 2016, we had $65.8 billion of loan receivables. For the three months ended March 31, 2016, we had net earnings of $582 million, representing a return on assets of 2.8%.
We offer our credit products primarily through our wholly-owned subsidiary, the Bank. Through the Bank, we offer, directly to retail and commercial customers, a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”), including certificates of deposit, individual retirement accounts (“IRAs”), money market accounts and savings accounts. We also take deposits at the Bank through third-party securities brokerage firms that offer our FDIC-insured deposit products to their customers. We have expanded and continue to expand our online direct banking operations to increase our deposit base as a source of stable and diversified low cost funding for our credit activities. We had $45.0 billion in deposits at March 31, 2016.
In November 2015, Synchrony Financial became a stand-alone savings and loan holding company following the completion of GE's exchange offer, in which GE exchanged shares of GE common stock for all of the shares of our common stock it owned (the “Separation”).
Our Sales Platforms
_________________________________________________________________
We conduct our operations through a single business segment. Our revenue activities are managed for the business as a whole. Substantially all of our operations are within the United States. We offer our credit products through three sales platforms (Retail Card, Payment Solutions and CareCredit). Those platforms are organized by the types of products we offer and the partners we work with, and are measured on platform revenues, loan receivables, new accounts and other sales metrics.

______________________

(1)	For a definition of platform revenue, which is a non-GAAP measure, and its reconciliation to interest and fees on loans, see “Results of Operations—Platform Analysis—Non-GAAP Measure”.
Retail Card
Retail Card is a leading provider of private label credit cards, and also provides Dual Cards and small and medium-sized business credit products. Our patented Dual Cards are credit cards that function as private label credit cards when used to purchase goods and services from our partners and as general purpose credit cards when used elsewhere. We offer one or more of these products primarily through 23 national and regional retailers with which we have ongoing program agreements. The average length of our relationship with these Retail Card partners is 17 years. Retail Card’s platform revenue consists of interest and fees on our loan receivables, plus other income, less retailer share arrangements. Other income primarily consists of interchange fees earned on Dual Card transactions (when the card is used outside of our partners' sales channels) and fees paid to us by customers who purchase our debt cancellation products, less loyalty program payments. Substantially all of the credit extended in this platform is on standard terms.
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
CareCredit
CareCredit is a leading provider of promotional financing to consumers for elective healthcare procedures, products or services, such as dental, veterinary, cosmetic, vision and audiology. CareCredit offers financing through a CareCredit-branded private label credit card that may be used across our network of CareCredit providers in which the vast majority are individual or small groups of independent healthcare providers. Substantially all of the credit extended in this platform is promotional financing. CareCredit’s platform revenue primarily consists of interest and fees on our credit products and from merchant discounts. We also process general purpose card transactions for some providers as their acquiring bank within most of the credit card network associations, for which we obtain an interchange fee.

Our Credit Products
____________________________________________________________________________________________
Through our platforms, we offer three principal types of credit products: credit cards, commercial credit products and consumer installment loans. We also offer a debt cancellation product.
The following table sets forth each credit product by type and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at March 31, 2016.

		Promotional Offer
Credit Product	Standard Terms Only	Deferred Interest	Other Promotional	Total
Credit cards	66.6%	16.9%	12.6%	96.1%
Commercial credit products	2.0	—	—	2.0
Consumer installment loans	—	—	1.8	1.8
Other	0.1	—	—	0.1
Total	68.7%	16.9%	14.4%	100.0%
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

•
Dual Cards. Our patented Dual Cards are general purpose credit cards that function as private label credit cards when used to purchase goods and services from our partners and as general purpose credit cards when used elsewhere. Credit extended under our Dual Cards typically is extended under standard terms only. Currently, only our Retail Card platform offers Dual Cards. At March 31, 2016, we offered Dual Cards through 16 of our 23 ongoing Retail Card programs.

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

Business Trends and Conditions
____________________________________________________________________________________________
We believe our business and results of operations will be impacted in the future by various trends and conditions, including the following:

•	Growth in loan receivables and interest income

•	Extended duration of our Retail Card program agreements

•	Increases in retailer share arrangement payments and other expense under extended program agreements

•	Stable asset quality

•	Growth in interchange revenues and loyalty program costs

•	Impact of regulatory developments

•	Capital and liquidity levels
For a discussion of these trends and conditions, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Trends and Conditions” in our 2015 Form 10-K. For a discussion of how these trends and conditions impacted the three months ended March 31, 2016, see “Results of Operations.”
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

The seasonal trends discussed above are most evident between the fourth quarter and the first quarter of the following year. Loan receivables decreased by $2.4 billion, or 3.6%, to $65.8 billion at March 31, 2016, and our allowance for loan losses as a percentage of total loan receivables increased to 5.50% at March 31, 2016, from 5.12% at December 31, 2015, reflecting the effects of these trends. Past due balances declined to $2.5 billion at March 31, 2016 from $2.8 billion at December 31, 2015, primarily due to collections from customers that were previously delinquent. The increase in the allowance for loan losses at March 31, 2016 compared to December 31, 2015, despite a decrease in our past due balances as a percentage of loan receivables at March 31, 2016 compared to December 31, 2015, reflects these same seasonal trends.
Results of Operations
____________________________________________________________________________________________
Highlights for the Three Months Ended March 31, 2016
Below are highlights of our performance for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, as applicable, except as otherwise noted.

•
Net earnings increased 5.4% to $582 million for the three months ended March 31, 2016, driven by higher net interest income, partially offset by increases in provision for loan losses and other expenses.

•
Loan receivables increased 13.0% to $65,849 million at March 31, 2016 compared to March 31, 2015, primarily driven by higher purchase volume and average active account growth, and included growth associated with the BP portfolio acquired in the second quarter of 2015.

•	Net interest income increased 11.6% to $3,209 million for the three months ended March 31, 2016, primarily due to higher average loan receivables.

•
Retailer share arrangements increased 1.5% to $670 million for the three months ended March 31, 2016, primarily as a result of growth and improved performance of the programs in which we have retailer share arrangements, partially offset by higher provision for loan losses and loyalty costs associated with these programs.

•
Asset quality continued to remain relatively stable, sustained by general improvement in the U.S. economy. Over-30 day loan delinquencies as a percentage of period-end loan receivables increased slightly to 3.85% at March 31, 2016 from 3.79% at March 31, 2015, and the net charge-off rate increased 17 basis points to 4.70% for the three months ended March 31, 2016.

•
Provision for loan losses increased by $216 million, or 31.4%, for the three months ended March 31, 2016, primarily due to portfolio growth and a lower loan loss reserve build in the prior year. Our allowance coverage ratio (allowance for loan losses as a percent of end of period loan receivables) decreased slightly to 5.50% at March 31, 2016, as compared to 5.59% at March 31, 2015.

•	Other expense increased by $54 million, or 7.2%, for the three months ended March 31, 2016, driven by growth and infrastructure build.

•
We continue to invest in our direct banking activities to grow our deposit base. Total deposits increased 3.7% to $45.0 billion at March 31, 2016, compared to December 31, 2015, driven primarily by growth in our direct deposits of 9.4% to $32.5 billion, partially offset by a reduction in our brokered deposits.

New and Extended Partner Agreements

•	We extended our Retail Card program agreement with Stein Mart, launched our new program with Citgo, and announced our new partnership with Marvel.

•	We extended our Payment Solutions program agreement with La-Z-Boy.

Summary Earnings
The following table sets forth our results of operations for the periods indicated.

	Three months ended March 31,
($ in millions)	2016	2015
Interest income	$3,520	$3,150
Interest expense	311	275
Net interest income	3,209	2,875
Retailer share arrangements	(670)	(660)
Net interest income, after retailer share arrangements	2,539	2,215
Provision for loan losses	903	687
Net interest income, after retailer share arrangements and provision for loan losses	1,636	1,528
Other income	92	101
Other expense	800	746
Earnings before provision for income taxes	928	883
Provision for income taxes	346	331
Net earnings	$582	$552

Other Financial and Statistical Data(1)
The following table sets forth certain other financial and statistical data for the periods indicated.

	At and for the
	Three months ended March 31,
($ in millions)	2016	2015
Financial Position Data (Average):
Loan receivables, including held for sale	$66,705	$59,775
Total assets	$82,835	$73,695
Deposits	$44,327	$35,029
Borrowings	$22,073	$25,063
Total equity	$12,901	$10,749
Selected Performance Metrics:
Purchase volume(2)	$26,977	$23,139
Retail Card	$21,550	$18,410
Payment Solutions	$3,392	$2,948
CareCredit	$2,035	$1,781
Average active accounts (in thousands)(3)	66,134	61,604
Net interest margin(4)	15.76%	15.79%
Net charge-offs	$780	$668
Net charge-offs as a % of average loan receivables, including held for sale	4.70%	4.53%
Allowance coverage ratio(5)	5.50%	5.59%
Return on assets(6)	2.8%	3.0%
Return on equity(7)	18.1%	20.8%
Equity to assets(8)	15.57%	14.59%
Other expense as a % of average loan receivables, including held for sale	4.82%	5.06%
Efficiency ratio(9)	30.4%	32.2%
Effective income tax rate	37.3%	37.5%
Selected Period End Data:
Loan receivables	$65,849	$58,248
Allowance for loan losses	$3,620	$3,255
30+ days past due as a % of period-end loan receivables(10)	3.85%	3.79%
90+ days past due as a % of period-end loan receivables(10)	1.84%	1.81%
Total active accounts (in thousands)(3)	64,689	59,761
______________________

(1)
Certain balance sheet amounts and related metrics have been updated to reflect the adoption of ASU 2015-03. See “Management's Discussion and Analysis—New Accounting Standards” for a more detailed discussion.

(2)
Purchase volume, or net credit sales, represents the aggregate amount of charges incurred on credit cards or other credit product accounts less returns during the period. Purchase volume includes activity related to our portfolios classified as held for sale.

(3)	Active accounts represent credit card or installment loan accounts on which there has been a purchase, payment or outstanding balance in the current month.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

(5)	Allowance coverage ratio represents allowance for loan losses divided by total period-end loan receivables.

(6)	Return on assets represents net earnings as a percentage of average total assets.

(7)	Return on equity represents net earnings as a percentage of average total equity.

(8)	Equity to assets represents average equity as a percentage of average total assets.

(9)	Efficiency ratio represents (i) other expense, divided by (ii) net interest income, after retailer share arrangements, plus other income.

(10)	Based on customer statement-end balances extrapolated to the respective period-end date.

Average Balance Sheet
The following table set forth information for the periods indicated regarding average balance sheet data, which are used in the discussion of interest income, interest expense and net interest income that follows.

	2016			2015
Three months ended March 31 ($ in millions)	Average Balance(1)	Interest Income / Expense	Average Yield / Rate(2)	Average Balance(1)	Interest Income/ Expense	Average Yield / Rate(2)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(3)	$12,185	$16	0.53%	$11,331	$6	0.21%
Securities available for sale	2,995	6	0.81%	2,725	4	0.60%
Loan receivables:
Credit cards, including held for sale(4)	64,194	3,436	21.53%	57,390	3,079	21.76%
Consumer installment loans	1,159	27	9.37%	1,057	25	9.59%
Commercial credit products	1,313	35	10.72%	1,305	36	11.19%
Other	39	—	—%	23	—	—%
Total loan receivables	66,705	3,498	21.09%	59,775	3,140	21.30%
Total interest-earning assets	81,885	3,520	17.29%	73,831	3,150	17.30%
Non-interest-earning assets:
Cash and due from banks	1,277			497
Allowance for loan losses	(3,583)			(3,272)
Other assets	3,256			2,639
Total non-interest-earning assets	950			(136)
Total assets	$82,835			$73,695
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$44,101	$172	1.57%	$34,887	$137	1.59%
Borrowings of consolidated securitization entities	12,950	58	1.80%	14,087	52	1.50%
Bank term loan	2,565	24	3.76%	6,498	47	2.93%
Senior unsecured notes	6,558	57	3.50%	4,071	35	3.49%
Related party debt	—	—	—%	407	4	3.99%
Total interest-bearing liabilities	66,174	311	1.89%	59,950	275	1.86%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	226			142
Other liabilities	3,534			2,854
Total non-interest-bearing liabilities	3,760			2,996
Total liabilities	69,934			62,946
Equity
Total equity	12,901			10,749
Total liabilities and equity	$82,835			$73,695
Interest rate spread(5)			15.40%			15.44%
Net interest income		$3,209			$2,875
Net interest margin(6)			15.76%			15.79%

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

(2)	Average yields/rates are based on total interest income/expense over average monthly balances.

(3)	Includes average restricted cash balances of $541 million and $723 million for the three months ended March 31, 2016 and 2015, respectively.

(4)	Interest income on credit cards includes fees on loans of $584 million and $534 million for the three months ended March 31, 2016 and 2015, respectively.

(5)	Interest rate spread represents the difference between the yield on total interest-earning assets and the rate on total interest-bearing liabilities.

(6)	Net interest margin represents net interest income divided by average total interest-earning assets.
For a summary description of the composition of our key line items included in our Statements of Earnings, see Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Form 10-K.
Interest Income
Interest income increased by $370 million, or 11.7%, for the three months ended March 31, 2016, driven primarily by growth in our average loan receivables.
Average interest-earning assets

	Three months ended March 31,
($ in millions)	2016	2015
Loan receivables, including held for sale	$66,705	$59,775
Liquidity portfolio and other	15,180	14,056
Total average interest-earning assets	$81,885	$73,831
The increase in average loan receivables of 11.6% was driven primarily by higher purchase volume of 16.6% for the three months ended March 31, 2016, as a result of average active account growth and higher purchase volume per account, and also included growth associated with the BP portfolio acquired in the second quarter of 2015. Average active accounts increased 7.4% to 66.1 million for the three months ended March 31, 2016 from 61.6 million for the three months ended March 31, 2015.
Yield on average interest-earning assets

Three months ended

Yield on average interest-earning assets for the period ended March 31, 2015	17.30%
Yield on loan receivables, including held for sale	(0.21)%
Liquidity portfolio	0.20%
Yield on average interest-earning assets for the period ended March 31, 2016	17.29%

The yield on interest-earning assets remained stable for the three months ended March 31, 2016 as the decline in yield on our average loan receivables was largely offset by improved rates earned by our liquidity portfolio. The yield on our average loan receivables decreased to 21.09% for the three months ended March 31, 2016, reflecting the impact of higher payment rates from our customers and growth in promotional balances.
Interest Expense
Interest expense increased by $36 million, or 13.1%, for the three months ended March 31, 2016, driven primarily by the increase in our deposit liabilities. Our cost of funds remained stable at 1.89% for the three months ended March 31, 2016, compared to 1.86% for the three months ended March 31, 2015.

Average interest-bearing liabilities

	Three months ended March 31,
($ in millions)	2016	2015
Interest-bearing deposit accounts	$44,101	$34,887
Borrowings of consolidated securitization entities	12,950	14,087
Third-party debt	9,123	10,569
Related party debt	—	407
Total average interest-bearing liabilities	$66,174	$59,950
The increase in average interest-bearing liabilities for the three months ended March 31, 2016 was driven primarily by growth in our direct deposits partially offset by the repayment of third-party debt.
Net Interest Income
Net interest income increased by $334 million, or 11.6%, for the three months ended March 31, 2016, driven by higher average loan receivables.
Retailer Share Arrangements
Retailer share arrangements increased by $10 million, or 1.5%, for the three months ended March 31, 2016, driven primarily by the growth and improved performance of the programs in which we have retailer share arrangements, partially offset by higher provision for loan losses and loyalty costs associated with these programs.
Provision for Loan Losses
Provision for loan losses increased by $216 million, or 31.4%, for the three months ended March 31, 2016, primarily due to portfolio growth and a lower loan loss reserve build in prior year.
Our allowance coverage ratio decreased slightly to 5.50% at March 31, 2016, as compared to 5.59% at March 31, 2015.
Other Income

	Three months ended March 31,
($ in millions)	2016	2015
Interchange revenue	$130	$100
Debt cancellation fees	64	65
Loyalty programs	(110)	(78)
Other	8	14
Total other income	$92	$101
Other income decreased by $9 million, or 8.9%, for the three months ended March 31, 2016. The decrease was primarily due to higher loyalty costs arising from the launch of new partner programs and new rewards programs with our existing partners, partially offset by increased interchange revenue driven by increased purchase volume outside of our retail partners' sales channels.

Other Expense

	Three months ended March 31,
($ in millions)	2016	2015
Employee costs	$280	$239
Professional fees	146	162
Marketing and business development	94	82
Information processing	82	63
Other	198	200
Total other expense	$800	$746
Other expense increased by $54 million, or 7.2%, for the three months ended March 31, 2016, primarily due to increases in employee costs, marketing and business development and information processing, partially offset by a decrease in professional fees.
Employee costs increased primarily due to new employees added to support the continued growth of the business and build the necessary infrastructure for Separation. Professional fees decreased due to lower third-party expenses following the completion of the Separation. Marketing and business development costs increased due to increases in portfolio marketing campaigns and promotional offers. Information processing costs increased primarily due to higher information technology investment and higher transaction volume.
Provision for Income Taxes

	Three months ended March 31,
($ in millions)	2016	2015
Effective tax rate	37.3%	37.5%
Provision for income taxes	$346	$331
The effective tax rate for the three months ended March 31, 2016 decreased slightly compared to the same period in the prior year primarily due to the discrete impact of a change in state tax rates. In each period, the effective tax rate differs from the U.S. federal statutory tax rate of 35.0%, primarily due to state income taxes.
Platform Analysis
As discussed above under “—Our Sales Platforms,” we offer our products through three sales platforms (Retail Card, Payment Solutions and CareCredit), which management measures based on their revenue-generating activities. The following is a discussion of the platform revenue for each of our platforms.

Non-GAAP Measure
In order to assess and internally report the revenue performance of our three sales platforms, we use a measure we refer to as “platform revenue.” Platform revenue is the sum of three line items in our Condensed Consolidated Statements of Earnings prepared in accordance with GAAP: “interest and fees on loans,” plus “other income,” less “retailer share arrangements.” Platform revenue itself is not a measure presented in accordance with GAAP. We deduct retailer share arrangements but do not deduct other line item expenses, such as interest expense, provision for loan losses and other expense, because those items are managed for the business as a whole. We believe that platform revenue is a useful measure to investors because it represents management’s view of the net revenue contribution of each of our platforms. This measure should not be considered a substitute for interest and fees on loans or other measures of performance we have reported in accordance with GAAP. The reconciliation of platform revenue to interest and fees on loans for each platform is set forth in the table included in the discussion of each of our three platforms below. The following table sets forth the reconciliation of total platform revenue to total interest and fees on loans for the periods indicated.

	Three months ended March 31,
($ in millions)	2016	2015
Interest and fees on loans	$3,498	$3,140
Other income	92	101
Retailer share arrangements	(670)	(660)
Platform revenue	$2,920	$2,581
Retail Card
The following table sets forth supplemental information related to our Retail Card platform for the periods indicated.

	Three months ended March 31,
($ in millions)	2016	2015
Purchase volume	$21,550	$18,410
Period-end loan receivables	$45,113	$39,685
Average loan receivables, including held for sale	$45,900	$40,986
Average active accounts (in thousands)	52,969	49,617

Platform revenue:
Interest and fees on loans	$2,614	$2,337
Other income	79	86
Retailer share arrangements	(661)	(651)
Platform revenue	$2,032	$1,772
Retail Card platform revenue increased by $260 million, or 14.7%, for the three months ended March 31, 2016. The increase was primarily the result of an increase in interest and fees on loans driven by an increase in average loan receivables.

Payment Solutions
The following table sets forth supplemental information related to our Payment Solutions platform for the periods indicated.

	Three months ended March 31,
($ in millions)	2016	2015
Purchase volume	$3,392	$2,948
Period-end loan receivables	$13,420	$11,833
Average loan receivables	$13,482	$11,970
Average active accounts (in thousands)	8,134	7,271

Platform revenue:
Interest and fees on loans	$457	$403
Other income	4	5
Retailer share arrangements	(7)	(8)
Platform revenue	$454	$400
Payment Solutions platform revenue increased by $54 million, or 13.5%, for the three months ended March 31, 2016. The increase was primarily the result of higher interest and fees on loans driven primarily by an increase in average loan receivables.
CareCredit
The following table sets forth supplemental information related to our CareCredit platform for the periods indicated.

	Three months ended March 31,
($ in millions)	2016	2015
Purchase volume	$2,035	$1,781
Period-end loan receivables	$7,316	$6,730
Average loan receivables	$7,323	$6,819
Average active accounts (in thousands)	5,031	4,716

Platform revenue:
Interest and fees on loans	$427	$400
Other income	9	10
Retailer share arrangements	(2)	(1)
Platform revenue	$434	$409
CareCredit platform revenue increased by $25 million, or 6.1%, for the three months ended March 31, 2016. The increase was primarily the result of an increase in interest and fees on loans driven primarily by an increase in average loan receivables, partially offset with a reduction in receivable yield.

Investment Securities
____________________________________________________________________________________________
The following discussion provides supplemental information regarding our investment securities portfolio. All of our investment securities are classified as available-for-sale at March 31, 2016 and December 31, 2015, and are primarily short-term obligations of the U.S. Treasury or held to comply with the Community Reinvestment Act. Investment securities classified as available-for-sale are reported in our Condensed Consolidated Statements of Financial Position at fair value.
The following table sets forth the amortized cost and fair value of our portfolio of investment securities at the dates indicated:

	At March 31, 2016		At December 31, 2015
($ in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debt:
U.S. government and federal agency	$2,564	$2,563	$2,768	$2,761
State and municipal	49	48	51	49
Residential mortgage-backed	319	323	323	317
Equity	15	15	15	15
Total	$2,947	$2,949	$3,157	$3,142
Unrealized gains and losses, net of the related tax effect, on available-for-sale securities that are not other-than-temporarily impaired are excluded from earnings and are reported as a separate component of comprehensive income (loss) until realized. At March 31, 2016, our investment securities had gross unrealized gains of $5 million and gross unrealized losses of $3 million. At December 31, 2015, our investment securities had gross unrealized gains of $2 million and gross unrealized losses of $17 million.
Our investment securities portfolio had the following maturity distribution at March 31, 2016. Equity securities have been excluded from the table because they do not have a maturity.

($ in millions)	Due in 1 Year or Less	Due After 1 through 5 Years	Due After 5 through 10 Years	Due After 10 years	Total
Debt:
U.S. government and federal agency	$1,114	$1,449	$—	$—	$2,563
State and municipal	—	—	—	48	48
Residential mortgage-backed	—	—	—	323	323
Total(1)	$1,114	$1,449	$—	$371	$2,934
Weighted average yield(2)	0.3%	0.7%	—%	3.5%	0.9%
______________________

(1)	Amounts stated represent estimated fair value.

(2)	Weighted average yield is calculated based on the amortized cost of each security. In calculating yield, no adjustment has been made with respect to any tax exempt obligations.
At March 31, 2016, we did not hold investments in any single issuer with an aggregate book value that exceeded 10% of equity, excluding obligations of the U.S. government.

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

($ in millions)	At March 31, 2016	(%)	At December 31, 2015	(%)
Loans
Credit cards	$63,309	96.1%	$65,773	96.3%
Consumer installment loans	1,184	1.8	1,154	1.7
Commercial credit products	1,318	2.0	1,323	1.9
Other	38	0.1	40	0.1
Total loans	$65,849	100.0%	$68,290	100.0%
Loan receivables decreased by $2,441 million, or 3.6%, at March 31, 2016 compared to December 31, 2015, primarily driven by the seasonality of our business.
Loan receivables increased by $7,601 million, or 13.0%, at March 31, 2016 compared to March 31, 2015, primarily driven by higher purchase volume, average active account growth and also included growth associated with the BP portfolio acquired in the second quarter of 2015.
Our loan receivables portfolio had the following geographic concentration at March 31, 2016.

($ in millions)	Loan Receivables Outstanding(1)	% of Total Loan Receivables Outstanding
State
Texas	$6,542	9.9%
California	$6,448	9.8%
Florida	$5,254	8.0%
New York	$3,663	5.6%
Pennsylvania	$2,886	4.4%
______________________

(1)	Based on March 2016 customer statement-end balances extrapolated to March 31, 2016. Individual customer balances at March 31, 2016 are not available without undue burden and expense.

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

($ in millions)	At March 31, 2016	At December 31, 2015
Non-accrual loan receivables	$2	$3
Loans contractually 90 days past-due and still accruing interest	1,210	1,270
Earning TDRs(1)	725	712
Non-accrual, past-due and restructured loan receivables	$1,937	$1,985
______________________

(1)
At March 31, 2016 and December 31, 2015, balances exclude $53 million and $51 million, respectively, of TDRs which are included in loans contractually 90 days past-due and still accruing interest on the balance. See Note 4. Loan Receivables and Allowance for Loan Losses to our condensed consolidated financial statements for additional information on the financial effects of TDRs for the three months ended March 31, 2016 and 2015.

	Three months ended March 31,
($ in millions)	2016	2015
Gross amount of interest income that would have been recorded in accordance with the original contractual terms	$42	$36
Interest income recognized	12	13
Total interest income foregone	$30	$23
Delinquencies
Asset quality continued to remain relatively stable, sustained by general improvements in the U.S. economy. Over-30 day loan delinquencies as a percentage of period-end loan receivables increased slightly to 3.85% at March 31, 2016 from 3.79% at March 31, 2015 and decreased from 4.06% at December 31, 2015. The decrease as compared to December 31, 2015 was primarily driven by the seasonality of our business.

Net Charge-Offs
Net charge-offs consist of the unpaid principal balance of loans held for investment that we determine are uncollectible, net of recovered amounts. We exclude accrued and unpaid finance charges and fees and third-party fraud losses from charge-offs. Charged-off and recovered finance charges and fees are included in interest and fees on loans while third-party fraud losses are included in other expense. Charge-offs are recorded as a reduction to the allowance for loan losses and subsequent recoveries of previously charged-off amounts are credited to the allowance for loan losses. Costs incurred to recover charged-off loans are recorded as collection expense and included in other expense in our Condensed Consolidated Statements of Earnings.
The table below sets forth the ratio of net charge-offs to average loan receivables, including held for sale, for the periods indicated.

	Three months ended March 31,
	2016	2015
Ratio of net charge-offs to average loan receivables, including held for sale	4.70%	4.53%
Allowance for Loan Losses
The allowance for loan losses totaled $3,620 million at March 31, 2016 compared with $3,497 million at December 31, 2015, representing our best estimate of probable losses inherent in the portfolio. Our allowance for loan losses as a percentage of total loan receivables increased to 5.50% at March 31, 2016, from 5.12% at December 31, 2015 due to the seasonality of our business.
The following tables provide changes in our allowance for loan losses for the periods presented:

($ in millions)	Balance at January 1, 2016	Provision charged to operations	Gross charge-offs(1)	Recoveries	Balance at March 31, 2016

Credit cards	$3,420	$884	$(954)	$193	$3,543
Consumer installment loans	26	13	(11)	3	31
Commercial credit products	50	5	(13)	2	44
Other	1	1	—	—	2
Total	$3,497	$903	$(978)	$198	$3,620

($ in millions)	Balance at January 1, 2015	Provision charged to operations	Gross charge-offs(1)	Recoveries	Balance at March 31, 2015

Credit cards	$3,169	$669	$(834)	$180	$3,184
Consumer installment loans	22	7	(9)	4	24
Commercial credit products	45	11	(11)	2	47
Total	$3,236	$687	$(854)	$186	$3,255
______________________

(1)
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
Funding Sources
Our primary funding sources include cash from operations, deposits (direct and brokered deposits), third-party debt and securitized financings.
The following table summarizes information concerning our funding sources during the periods indicated:

	2016			2015
Three months ended March 31 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$44,101	66.6%	1.6%	$34,887	58.2%	1.6%
Securitized financings	12,950	19.6	1.8	14,087	23.5	1.5
Senior unsecured notes	6,558	9.9	3.5	4,071	6.8	3.5
Bank term loan	2,565	3.9	3.8	6,498	10.8	2.9
Related party debt(2)	—	—	—	407	0.7	4.0
Total	$66,174	100.0%	1.9%	$59,950	100.0%	1.9%
______________________

(1)
Excludes $226 million and $142 million average balance of non-interest-bearing deposits for the three months ended March 31, 2016 and March 31, 2015, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the three months ended March 31, 2016 and 2015.

(2)	Represents amounts outstanding under GECC Term Loan, which were fully repaid in the three months ended March 31, 2015.

Deposits
We obtain deposits directly from retail and commercial customers (“direct deposits”) or through third-party brokerage firms that offer our deposits to their customers (“brokered deposits”). At March 31, 2016, we had $32.5 billion in direct deposits (which includes deposits from banks and financial institutions) and $12.5 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger that channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to continue to expand our direct deposits base as a source of stable and diversified low cost funding.
Our direct deposits include a range of FDIC-insured deposit products, including certificates of deposit, IRAs, money market accounts and savings accounts.
Brokered deposits are primarily from retail customers of large brokerage firms. We have relationships with 10 brokers that offer our deposits through their networks. Our brokered deposits consist primarily of certificates of deposit that bear interest at a fixed rate and at March 31, 2016, had a weighted average remaining life of 3.2 years. These deposits generally are not subject to early withdrawal.
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
The following table summarizes certain information regarding our interest-bearing deposits by type (all of which constitute U.S. deposits) for the periods indicated:

Three months ended March 31 ($ in millions)	2016			2015
	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$18,291	41.5%	1.5%	$13,830	39.6%	1.4%
Savings accounts (including money market accounts)	12,602	28.6	1.0	6,487	18.6	0.9
Brokered deposits	13,208	29.9	2.1	14,570	41.8	2.1
Total interest-bearing deposits	$44,101	100.0%	1.6%	$34,887	100.0%	1.6%

Our deposit liabilities provide funding with maturities ranging from one day to ten years. At March 31, 2016, the weighted average maturity of our interest-bearing time deposits was 2.1 years. See Note 7. Deposits to our condensed consolidated financial statements for more information on their maturities.
The following table summarizes deposits by contractual maturity at March 31, 2016.

($ in millions)	3 Months or Less	Over 3 Months but within 6 Months	Over 6 Months but within 12 Months	Over 12 Months	Total
U.S. deposits (less than $100,000)(1)	$5,416	$1,269	$3,036	$11,094	$20,815
U.S. deposits ($100,000 or more)
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	2,183	1,693	3,491	5,498	12,865
Savings accounts (including money market accounts)	10,331	—	—	—	10,331
Brokered deposits:
Sweep accounts	966	—	—	—	966
Total	$18,896	$2,962	$6,527	$16,592	$44,977
______________________

(1)	Includes brokered certificates of deposit for which underlying individual deposit balances are assumed to be less than $100,000.
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

The following table summarizes expected contractual maturities of the investors’ interests in securitized financings, excluding debt premiums, discounts and issuance cost, at March 31, 2016.

($ in millions)	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years	Total
Scheduled maturities of long-term borrowings—owed to securitization investors:
SYNCT(1)	$1,701	$6,885	$1,588	$—	$10,174
SFT	275	1,450	375	—	2,100
SRT	165	—	—	—	165
Total long-term borrowings—owed to securitization investors	$2,141	$8,335	$1,963	$—	$12,439
______________________

(1)	Excludes subordinated classes of SYNCT notes that we own.
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
The following table summarizes for each of our trusts the three-month rolling average excess spread at March 31, 2016.

	Note Principal Balance ($ in millions)	# of Series Outstanding	Three-Month Rolling Average Excess Spread(1)
SYNCT(2)	$11,711	22	~13.7% to 18.3%
SFT	$2,100	9	14.1%
SRT	$165	1	42.5%
______________________

(1)
Represents the excess spread (generally calculated as interest income collected from the applicable pool of loan receivables less applicable net charge-offs, interest expense and servicing costs, divided by the aggregate principal amount of loan receivables in the applicable pool) for each trust (or, in the case of SYNCT, represents a range of the excess spreads relating to the particular series issued within the trust), in each case calculated in accordance with the applicable trust or series documentation, for the three securitization monthly periods ending prior to March 31, 2016.

(2)	Includes subordinated classes of SYNCT notes that we own.

Third-Party Debt
Senior Unsecured Notes
The following table provides a summary of our outstanding senior unsecured notes at March 31, 2016.

($ in millions)	Maturity	Principal Amount Outstanding(1)
Fixed senior unsecured notes:
1.875% senior unsecured notes	August, 2017	$500
2.600% senior unsecured notes	January, 2019	1,000
3.000% senior unsecured notes	August, 2019	1,100
2.700% senior unsecured notes	February, 2020	750
3.750% senior unsecured notes	August, 2021	750
4.250% senior unsecured notes	August, 2024	1,250
4.500% senior unsecured notes	July, 2025	1,000
Total fixed rate senior unsecured notes		$6,350

Floating rate senior unsecured notes	February, 2020	$250
______________________

(1)	The amounts shown exclude unamortized debt discount, premiums and issuance cost.
At March 31, 2016, the aggregate amount of outstanding senior unsecured notes was $6.6 billion and the weighted average interest rate was 3.33%.
Bank Term Loan
During the three months ended March 31, 2016, we prepaid $2.7 billion in the aggregate of the Bank Term Loan. At March 31, 2016, the total indebtedness outstanding under the Bank Term Loan was $1.5 billion and the weighted average interest rate was 2.34%. On April 5, 2016, we prepaid all of the remaining outstanding indebtedness under the Bank Term Loan.
Short-Term Borrowings
Except as described above, there were no material short-term borrowings for the periods presented.
Undrawn Securitized Financings
At March 31, 2016, we had an aggregate of $7.3 billion of undrawn committed capacity on our securitized financings, subject to customary borrowing conditions, from private lenders under two of our existing securitization programs.
Other
At March 31, 2016, we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.

Covenants
The indenture pursuant to which our senior unsecured notes have been issued includes various covenants, including covenants that restrict (subject to certain exceptions) Synchrony’s ability to dispose of, or incur liens on, any of the voting stock of the Bank or otherwise permit the Bank to be merged, consolidated, leased or sold in a manner that results in the Bank being less than 80% controlled by us. If we do not satisfy any of these covenants discussed above, the maturity of amounts outstanding thereunder may be accelerated and become payable. We were in compliance with all of these covenants at March 31, 2016.
Our real estate leases also include various covenants, but typically do not include financial covenants. If we do not satisfy the covenants in the real estate leases, the leases may be terminated and we may be liable for damage claims.
At March 31, 2016, we were not in default under our senior unsecured notes and had not received any notices of default under any of our real estate leases.
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
We maintain a liquidity portfolio, which at March 31, 2016 had $14.9 billion of liquid assets, primarily consisting of cash and equivalents and short-term obligations of the U.S. Treasury, less cash in transit which is not considered to be liquid, compared to a $14.8 billion liquidity portfolio at December 31, 2015. The increase in liquid assets was primarily due to the retention of excess cash flows from operations within our Company.
As additional sources of liquidity, at March 31, 2016, we had an aggregate of $7.3 billion of undrawn committed capacity, subject to customary borrowing conditions, from private lenders under two of our existing securitization programs, and we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
As a general matter, investments included in our liquidity portfolio are expected to be highly liquid, giving us the ability to readily convert them to cash. The level and composition of our liquidity portfolio may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.

We will rely significantly on dividends and other distributions and payments from the Bank for liquidity; however, bank regulations, contractual restrictions and other factors limit the amount of dividends and other distributions and payments that the Bank may pay to us. For a discussion of regulatory restrictions on the Bank’s ability to pay dividends, see “Item 1A. Risk Factors—Risks Relating to Regulation—We are subject to restrictions that limit our ability to pay dividends and repurchase our common stock; the Bank is subject to restrictions that limit its ability to pay dividends to us, which could limit our ability to pay dividends or make payments on our indebtedness” and “Regulation—Savings Association Regulation—Dividends and Stock Repurchases” in our 2015 Form 10-K.
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
Our capital adequacy assessment also includes tax and accounting considerations in accordance with regulatory guidance. We maintain a deferred tax asset on our balance sheet, and we include this asset when calculating our regulatory capital levels. However, for regulatory capital purposes, deferred tax assets are (i) limited to the amount of taxes previously paid that a company could recover through loss carrybacks; and (ii) 10% of the amount of our Tier 1 capital. At March 31, 2016, no portion of our deferred tax asset was disallowed for regulatory capital purposes.
The Bank is required to conduct stress tests on an annual basis, and beginning on January 1, 2017, the Company will be required to conduct stress tests on an annual basis under the OCC's and the Federal Reserve Board's stress test regulations. The Bank is, and the Company will be, required to use stress-testing methodologies providing for results under at least three different sets of conditions, including baseline, adverse and severely adverse conditions. In addition, while as a savings and loan holding company we currently are not subject to the Federal Reserve Board's capital planning rule, we prepared and submitted a capital plan to the Federal Reserve Board in April 2016.
Dividend and Share Repurchases
The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend on many factors, including the financial condition, earnings, capital and liquidity requirements of us and the Bank, regulatory restrictions, corporate law and contractual restrictions and other factors that our board of directors deems relevant. In addition, banking laws and regulations and our banking regulators may limit our ability to pay dividends and make repurchases of our stock. For a discussion of regulatory restrictions on our and the Bank’s ability to pay dividends and repurchase stock, see “Risk Factors—Risks Relating to Regulation—We are subject to restrictions that limit our ability to pay dividends and repurchase our common stock; the Bank is subject to restrictions that limit its ability to pay dividends to us, which could limit our ability to pay dividends or make payments on our indebtedness” in our 2015 Form 10-K.
Regulatory Capital Requirements - Synchrony Financial
As a savings and loan holding company, we are required to maintain minimum capital ratios, under the applicable U.S. Basel III capital rules. For more information, see “Regulation—Savings and Loan Holding Company Regulation” in our 2015 Form 10-K.
For Synchrony Financial to be a well-capitalized savings and loan holding company, Synchrony Bank must be well-capitalized and Synchrony Financial must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. As of March 31, 2016, Synchrony Financial met all the requirements to be deemed well-capitalized.
The following table sets forth at March 31, 2016 and December 31, 2015 the composition of our capital ratios for the Company calculated under the Basel III regulatory capital standards.

	Basel III Transition (unless otherwise stated)
	At March 31, 2016		At December 31, 2015
($ in millions)	Amount	Ratio(1)	Amount	Ratio(1)
Total risk-based capital	$12,968	19.4%	$12,531	18.1%
Tier 1 risk-based capital	$12,099	18.1%	$11,633	16.8%
Tier 1 leverage	$12,099	14.8%	$11,633	14.4%
Common equity Tier 1 capital	$12,099	18.1%	$11,633	16.8%
Common equity Tier 1 capital - fully phased-in (estimated)	$11,834	17.5%	$11,234	15.9%
______________________

(1)
Tier 1 leverage ratio represents total tier 1 capital as a percentage of total average assets, after certain adjustments. All other ratios presented above represent the applicable capital measure as a percentage of risk-weighted assets.

The increase in our Common equity Tier 1 capital ratio was primarily due to the retention of the Company's net earnings for the three months ended March 31, 2016 and a reduction in risk-weighted assets primarily due to the seasonal decrease in our loan receivables.
Non-GAAP Measures
The capital ratios presented above include common equity Tier 1 capital ("CET1") as calculated under the U.S. Basel III capital rules on a fully phased-in basis, which is not currently required by our regulators to be disclosed and, as such, is considered to be a non-GAAP measure. We believe that this capital ratio is a useful measure to investors because it is widely used by analysts and regulators to assess the capital position of financial services companies, although this ratio may not be comparable to similarly titled measures reported by other companies. The following table sets forth a reconciliation of our CET1 capital ratio as calculated on a fully phased-in basis set forth above to the comparable GAAP component at March 31, 2016 and December 31, 2015.

($ in millions)	At March 31, 2016	At December 31, 2015
Basel III - Common equity Tier 1 (transition)	$12,099	$11,633
Adjustments related to capital components during transition(1)	(265)	(399)

Basel III - Common equity Tier 1 (fully phased-in)	$11,834	$11,234

Risk-weighted assets - Basel III (transition)	$66,689	$69,224
Adjustments related to risk weighted assets during transition(2)	1,008	1,269

Risk-weighted assets - Basel III (fully phased-in)	$67,697	$70,493

______________________

(1)	Adjustments related to capital components to determine CET1 (fully phased-in) include the phase-in of the intangible asset exclusion.

(2)
Key differences between Basel III transition rules and fully phased-in Basel III rules relate to the calculation of risk-weighted assets including, but not limited to, risk weighting of deferred tax assets and adjustments to capital for certain intangible assets.

Regulatory Capital Requirements - Synchrony Bank
At March 31, 2016 and December 31, 2015, the Bank met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. Effective January 1, 2015, the Bank became subject to the U.S. Basel III regulatory capital standards, subject to transition provisions. The following table sets forth the composition of the Bank’s capital ratios calculated under the Basel III rules at March 31, 2016 and December 31, 2015.

	At March 31, 2016		At December 31, 2015		Minimum to be Well- Capitalized under Prompt Corrective Action Provisions - Basel III
($ in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital	$8,718	17.7%	$8,442	16.6%	$4,931	10.0%
Tier 1 risk-based capital	$8,073	16.4%	$7,781	15.3%	$3,945	8.0%
Tier 1 leverage	$8,073	13.0%	$7,781	13.1%	$3,102	5.0%
Common equity Tier 1 capital	$8,073	16.4%	$7,781	15.3%	$3,205	6.5%
Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a material adverse effect on our business, results of operations and financial condition. See “Risk Factors—Risks Relating to Regulation—Failure by Synchrony and the Bank to meet applicable capital adequacy and liquidity requirements could have a material adverse effect on us” in our 2015 Form 10-K.
Off-Balance Sheet Arrangements and Unfunded Lending Commitments
____________________________________________________________________________________________
We do not have any significant off-balance sheet arrangements, including guarantees of third-party obligations. Guarantees are contracts or indemnification agreements that contingently require us to make a guaranteed payment or perform an obligation to a third-party based on certain trigger events. At March 31, 2016, we had not recorded any contingent liabilities in our Condensed Consolidated Statement of Financial Position related to any guarantees.
We extend credit, primarily arising from agreements with customers for unused lines of credit on our credit cards, in the ordinary course of business. See Note 4 - Loan Receivables and Allowance for Loan Losses to our condensed consolidated financial statements for more information on our unfunded lending commitments.

Critical Accounting Estimates
____________________________________________________________________________________________
In preparing our condensed consolidated financial statements, we have identified certain accounting estimates and assumptions that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. The critical accounting estimates we have identified relate to allowance for loan losses, asset impairment, income taxes and fair value measurements. All of these estimates reflect our best judgment about current, and for some estimates future, economic and market conditions and their effects based on information available as of the date of these financial statements. If these conditions change from those expected, it is reasonably possible that these judgments and estimates could change, which may result in incremental losses on loan receivables, future impairments of investment securities, goodwill and intangible assets, and the establishment of valuation allowances on deferred tax assets and increases in our tax liabilities, among other effects. See “Management's Discussion and Analysis—Critical Accounting Estimates” in our 2015 Form 10-K, for a detailed discussion of these critical accounting estimates.
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
In January 2016, we adopted ASU 2015-03, Interest–Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires the presentation of deferred issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of the debt liability. Accordingly, we have reclassified issuance costs associated with our borrowings and certain brokered deposits, from other assets, and reflected as a reduction of borrowings and interest-bearing deposit accounts, as applicable, for each period presented to conform to the current period presentation. Related selected financial metrics have also been updated where applicable to reflect this reclassification. See “Management's Discussion and Analysis—Results of Operations—Other Financial and Statistical Data” and Note 8. Deposits and Note 9. Borrowings to our condensed consolidated financial statements.
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
See “Regulation” in our 2015 Form 10-K for additional information. See also “—Capital” above, for discussion of the impact of regulations and supervision on our capital and liquidity, including our ability to pay dividends and repurchase stock.

ITEM 1. FINANCIAL STATEMENTS
Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Earnings
(Unaudited)
____________________________________________________________________________________________

	Three months ended March 31,
($ in millions, except per share data)	2016	2015
Interest income:
Interest and fees on loans (Note 4)	$3,498	$3,140
Interest on investment securities	22	10
Total interest income	3,520	3,150
Interest expense:
Interest on deposits	172	137
Interest on borrowings of consolidated securitization entities	58	52
Interest on third-party debt	81	82
Interest on related party debt	—	4
Total interest expense	311	275
Net interest income	3,209	2,875
Retailer share arrangements	(670)	(660)
Net interest income, after retailer share arrangements	2,539	2,215
Provision for loan losses (Note 4)	903	687
Net interest income, after retailer share arrangements and provision for loan losses	1,636	1,528
Other income:
Interchange revenue	130	100
Debt cancellation fees	64	65
Loyalty programs	(110)	(78)
Other	8	14
Total other income	92	101
Other expense:
Employee costs	280	239
Professional fees	146	162
Marketing and business development	94	82
Information processing	82	63
Other	198	200
Total other expense	800	746
Earnings before provision for income taxes	928	883
Provision for income taxes (Note 12)	346	331
Net earnings	$582	$552

Earnings per share
Basic	$0.70	$0.66
Diluted	$0.70	$0.66

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
____________________________________________________________________________________________

	Three months ended March 31,
($ in millions)	2016	2015

Net earnings	$582	$552

Other comprehensive income (loss)
Investment securities	11	1
Currency translation adjustments	1	(6)
Employee benefit plans	(2)	1
Other comprehensive income (loss)	10	(4)

Comprehensive income	$592	$548
Amounts presented net of taxes.

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Financial Position
____________________________________________________________________________________________

($ in millions)	At March 31, 2016	At December 31, 2015
	(Unaudited)
Assets
Cash and equivalents	$12,500	$12,325
Investment securities (Note 3)	2,949	3,142
Loan receivables: (Notes 4 and 5)
Unsecuritized loans held for investment	41,730	42,826
Restricted loans of consolidated securitization entities	24,119	25,464
Total loan receivables	65,849	68,290
Less: Allowance for loan losses	(3,620)	(3,497)
Loan receivables, net	62,229	64,793
Goodwill	949	949
Intangible assets, net (Note 6)	702	701
Other assets(a)	2,327	2,080
Total assets	$81,656	$83,990

Liabilities and Equity
Deposits: (Note 7)
Interest-bearing deposit accounts	$44,721	$43,215
Non-interest-bearing deposit accounts	256	152
Total deposits	44,977	43,367
Borrowings: (Notes 5 and 8)
Borrowings of consolidated securitization entities	12,423	13,589
Bank term loan	1,494	4,133
Senior unsecured notes	6,559	6,557
Total borrowings	20,476	24,279
Accrued expenses and other liabilities	2,999	3,740
Total liabilities	$68,452	$71,386

Equity:
Common Stock, par share value $0.001 per share; 4,000,000,000 shares authorized, 833,830,398 and 833,828,340 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	$1	$1
Additional paid-in capital	9,359	9,351
Retained earnings	3,875	3,293
Accumulated other comprehensive income (loss):
Investment securities	1	(10)
Currency translation adjustments	(18)	(19)
Other	(14)	(12)
Total equity	13,204	12,604
Total liabilities and equity	$81,656	$83,990
_______________________
(a) Other assets include restricted cash and equivalents of $844 million and $391 million at March 31, 2016 and December 31, 2015, respectively.
See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
____________________________________________________________________________________________

	Common Stock
($ in millions, shares in thousands)	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity

Balance at January 1, 2015	833,765	$1	$9,408	$1,079	$(10)	$10,478
Comprehensive income:
Net earnings	—	—	—	552	—	552
Other comprehensive income	—	—	—	—	(4)	(4)
Stock-based compensation	—	—	7	—	—	7
Other	—	—	3	—	—	3
Balance at March 31, 2015	833,765	$1	$9,418	$1,631	$(14)	$11,036

Balance at January 1, 2016	833,828	$1	$9,351	$3,293	$(41)	$12,604
Comprehensive income:
Net earnings	—	—	—	582	—	582
Other comprehensive income	—	—	—	—	10	10
Stock-based compensation	2	—	8	—	—	8
Balance at March 31, 2016	833,830	$1	$9,359	$3,875	$(31)	$13,204

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
____________________________________________________________________________________________

	Three months ended March 31,
($ in millions)	2016	2015
Cash flows - operating activities
Net earnings	$582	$552
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for loan losses	903	687
Deferred income taxes	175	86
Depreciation and amortization	54	37
(Increase) decrease in interest and fees receivable	63	134
(Increase) decrease in other assets	36	(7)
Increase (decrease) in accrued expenses and other liabilities	(449)	62
All other operating activities	136	114
Cash from (used for) operating activities	1,500	1,665

Cash flows - investing activities
Maturity and redemption of investment securities	213	317
Purchases of investment securities	(13)	(1,839)
Acquisition of loan receivables	(54)	—
Net (increase) decrease in restricted cash and equivalents	(453)	856
Net (increase) decrease in loan receivables	1,558	2,124
All other investing activities	(50)	(108)
Cash from (used for) investing activities	1,201	1,350

Cash flows - financing activities
Borrowings of consolidated securitization entities
Proceeds from issuance of securitized debt	748	745
Maturities and repayment of securitized debt	(1,915)	(1,899)
Third-party debt
Proceeds from issuance of third-party debt	—	992
Maturities and repayment of third-party debt	(2,651)	(2,594)
Related party debt
Maturities and repayment of related party debt	—	(655)
Net increase (decrease) in deposits	1,292	(214)
Cash from (used for) financing activities	(2,526)	(3,625)

Increase (decrease) in cash and equivalents	175	(610)
Cash and equivalents at beginning of period	12,325	11,828
Cash and equivalents at end of period	$12,500	$11,218

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
____________________________________________________________________________________________
NOTE 1.    BUSINESS DESCRIPTION
Synchrony Financial (the “Company”) provides a range of credit products through programs it has established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers. We offer private label and co-branded Dual Card credit cards, promotional financing and installment lending, loyalty programs and FDIC-insured savings products through Synchrony Bank (the “Bank”). In November 2015, Synchrony Financial became a stand-alone savings and loan holding company following the completion of General Electric Company’s (“GE”) exchange offer, in which GE exchanged shares of GE common stock for all of the shares of our common stock it owned (the “Separation”).
References to the “Company”, “we”, “us” and “our” are to Synchrony Financial and its consolidated subsidiaries unless the context otherwise requires.
NOTE 2.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).
Preparing financial statements in conformity with U.S. GAAP requires us to make estimates based on assumptions about current, and for some estimates future, economic and market conditions (for example, unemployment, housing, interest rates and market liquidity) which affect reported amounts and related disclosures in our condensed consolidated financial statements. Although our current estimates contemplate current conditions and how we expect them to change in the future, as appropriate, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially affect our results of operations and financial position. Among other effects, such changes could result in incremental losses on loan receivables, future impairments of investment securities, goodwill and intangible assets, increases in reserves for contingencies, establishment of valuation allowances on deferred tax assets and increases in our tax liabilities.
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
Consolidated Basis of Presentation
The Company’s financial statements have been prepared on a consolidated basis. Under this basis of presentation, our financial statements consolidate all of our subsidiaries – i.e., entities in which we have a controlling financial interest, most often because we hold a majority voting interest.
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

Interim Period Presentation
The condensed consolidated financial statements and notes thereto are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed consolidated financial statements should not be considered as necessarily indicative of results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with our 2015 annual consolidated and combined financial statements and the related notes in our Annual Report on Form 10-K for the year ended December 31, 2015 (our "2015 Form 10-K").
Summary of Significant Accounting Policies
In January 2016, we adopted ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires the presentation of deferred issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of the debt liability. Accordingly, for issuance costs associated with our borrowings and certain brokered deposits, we have revised our presentation of other assets, borrowings and interest-bearing deposit accounts for each period presented to conform to the current period presentation.
See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our 2015 annual consolidated and combined financial statements in our 2015 Form 10-K, for additional information on our significant accounting policies.
NOTE 3.    INVESTMENT SECURITIES
All of our investment securities are classified as available-for-sale and are held to meet our liquidity objectives and to comply with the Community Reinvestment Act. Our investment securities consist of the following:

	March 31, 2016				December 31, 2015
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
($ in millions)	cost	gains	losses	fair value	cost	gains	losses	fair value
Debt
U.S. government and federal agency	$2,564	$—	$(1)	$2,563	$2,768	$—	$(7)	$2,761
State and municipal	49	—	(1)	48	51	1	(3)	49
Residential mortgage-backed(a)	319	5	(1)	323	323	1	(7)	317
Equity	15	—	—	15	15	—	—	15
Total	$2,947	$5	$(3)	$2,949	$3,157	$2	$(17)	$3,142
_______________________

(a)
At March 31, 2016 and December 31, 2015, all of our residential mortgage-backed securities related to securities issued by government-sponsored entities and are pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve Discount Window advances. All residential mortgage-backed securities are collateralized by U.S. mortgages.

The following table presents the estimated fair values and gross unrealized losses of our available-for-sale investment securities:

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
($ in millions)	fair value	losses	fair value	losses
At March 31, 2016
Debt
U.S. government and federal agency	$1,799	$(1)	$—	$—
State and municipal	13	—	27	(1)
Residential mortgage-backed	42	—	83	(1)
Equity	1	—	—	—
Total	$1,855	$(1)	$110	$(2)

At December 31, 2015
Debt
U.S. government and federal agency	$2,611	$(7)	$—	$—
State and municipal	40	(3)	—	—
Residential mortgage-backed	175	(3)	91	(4)
Equity	1	—	—	—
Total	$2,827	$(13)	$91	$(4)
We regularly review investment securities for impairment using both qualitative and quantitative criteria. We presently do not intend to sell our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell these securities before recovery of our amortized cost.
There were no other-than-temporary impairments recognized for the three months ended March 31, 2016 and 2015.
Contractual Maturities of Investments in Available-for-Sale Debt Securities (excluding residential mortgage-backed securities)

	Amortized	Estimated
At March 31, 2016 ($ in millions)	cost	fair value

Due
Within one year	$1,114	$1,114
After one year through five years	$1,450	$1,449
After five years through ten years	$—	$—
After ten years	$49	$48
We expect actual maturities to differ from contractual maturities because borrowers have the right to prepay certain obligations.
There were no material realized gains or losses recognized for either of the three months ended March 31, 2016 and 2015.
Although we generally do not have the intent to sell any specific securities held at March 31, 2016, in the ordinary course of managing our investment securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield, liquidity requirements and funding obligations.

NOTE 4.    LOAN RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

($ in millions)	March 31, 2016	December 31, 2015

Credit cards	$63,309	$65,773
Consumer installment loans	1,184	1,154
Commercial credit products	1,318	1,323
Other	38	40
Total loan receivables, before allowance for losses(a)(b)	$65,849	$68,290
_______________________

(a)
Total loan receivables include $24.1 billion and $25.5 billion of restricted loans of consolidated securitization entities at March 31, 2016 and December 31, 2015, respectively. See Note 5. Variable Interest Entities for further information on these restricted loans.

(b)	At March 31, 2016 and December 31, 2015, loan receivables included deferred expense, net of deferred income, of $83 million and $63 million, respectively.
Allowance for Loan Losses

($ in millions)	Balance at January 1, 2016	Provision charged to operations	Gross charge-offs	Recoveries	Balance at March 31, 2016

Credit cards	$3,420	$884	$(954)	$193	$3,543
Consumer installment loans	26	13	(11)	3	31
Commercial credit products	50	5	(13)	2	44
Other	1	1	—	—	$2
Total	$3,497	$903	$(978)	$198	$3,620

($ in millions)	Balance at January 1, 2015	Provision charged to operations	Gross charge-offs	Recoveries	Balance at March 31, 2015

Credit cards	$3,169	$669	$(834)	$180	$3,184
Consumer installment loans	22	7	(9)	4	24
Commercial credit products	45	11	(11)	2	47
Total	$3,236	$687	$(854)	$186	$3,255

Delinquent and Non-accrual Loans

At March 31, 2016 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing

Credit cards	$1,281	$1,195	$2,476	$1,195	$—
Consumer installment loans	13	2	15	—	2
Commercial credit products	32	15	47	15	—
Total delinquent loans	$1,326	$1,212	$2,538	$1,210	$2
Percentage of total loan receivables(a)	2.1%	1.8%	3.9%	1.8%	—%

At December 31, 2015 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing

Credit cards	$1,451	$1,257	$2,708	$1,257	$—
Consumer installment loans	16	3	19	—	3
Commercial credit products	32	13	45	13	—
Total delinquent loans	$1,499	$1,273	$2,772	$1,270	$3
Percentage of total loan receivables(a)	2.2%	1.9%	4.1%	1.9%	—%
______________________

(a)	Percentages are calculated based on period-end balances.
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

	Three months ended March 31,
($ in millions)	2016	2015
Credit cards	$132	$118
Consumer installment loans	—	—
Commercial credit products	1	2
Total	$133	$120
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

At March 31, 2016 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$772	$(266)	$506	$675
Consumer installment loans	—	—	—	—
Commercial credit products	6	(2)	4	6
Total	$778	$(268)	$510	$681

At December 31, 2015 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$756	$(256)	$500	$659
Consumer installment loans	—	—	—	—
Commercial credit products	7	(3)	4	6
Total	$763	$(259)	$504	$665
Financial Effects of TDRs
As part of our loan modifications for borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following table presents the types and financial effects of loans modified and accounted for as TDRs during the periods presented:

Three months ended March 31,	2016			2015
($ in millions)	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$12	$42	$763	$13	$36	$717
Consumer installment loans	—	—	—	—	—	—
Commercial credit products	—	—	7	—	—	8
Total	$12	$42	$770	$13	$36	$725

Payment Defaults
The following table presents the type, number and amount of loans accounted for as TDRs that enrolled in a modification plan within the previous 12 months and experienced a payment default during the periods presented. A customer defaults from a modification program after two consecutive missed payments.

Three months ended March 31,	2016		2015
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	10,289	$21	11,384	$23
Consumer installment loans	—	—	—	—
Commercial credit products	37	—	58	—
Total	10,326	$21	11,442	$23

Credit Quality Indicators
Our loan receivables portfolio includes both secured and unsecured loans. Secured loan receivables are largely comprised of consumer installment loans secured by equipment. Unsecured loan receivables are largely comprised of our open-ended consumer and commercial revolving credit card loans. As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, as well as information from credit bureaus, such as a Fair Isaac Corporation (“FICO”) or other credit scores, relating to the customer’s broader credit performance. FICO scores are generally obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three credit score categories: (i) 661 or higher, which are considered the strongest credits; (ii) 601 to 660, considered moderate credit risk; and (iii) 600 or less, which are considered weaker credits. There are certain customer accounts for which a FICO score is not available where we use alternative sources to assess their credit and predict behavior. The following table provides the most recent FICO scores available for our customers at March 31, 2016 and December 31, 2015, respectively, as a percentage of each class of loan receivable. The table below excludes 0.7% and 0.9% of our total loan receivables balance at March 31, 2016 and December 31, 2015, respectively, which represents those customer accounts for which a FICO score is not available.

	March 31, 2016			December 31, 2015
	661 or	601 to	600 or	661 or	601 to	600 or
	higher	660	less	higher	660	less

Credit cards	72.0%	20.4%	7.6%	73.0%	19.8%	7.2%
Consumer installment loans	77.7%	16.6%	5.7%	77.7%	16.6%	5.7%
Commercial credit products	85.7%	9.1%	5.2%	86.8%	8.7%	4.5%
Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and by applying the same credit standards for all of our credit products. Unused credit card lines available to our customers totaled approximately $328 billion and $322 billion at March 31, 2016 and December 31, 2015, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.
Interest Income by Product
The following table provides additional information about our interest and fees on loans from our loan receivables, including held for sale:

	Three months ended March 31,
($ in millions)	2016	2015
Credit cards	$3,436	$3,079
Consumer installment loans	27	25
Commercial credit products	35	36
Other	—	—
Total	$3,498	$3,140

NOTE 5.    VARIABLE INTEREST ENTITIES
We use VIEs to securitize loans and arrange asset-backed financing in the ordinary course of business. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE and we did not provide non-contractual support for previously transferred loan receivables to any VIE in the three months ended March 31, 2016 and 2015. Our VIEs are able to accept new loan receivables and arrange new asset-backed financings, consistent with the requirements and limitations on such activities placed on the VIE by existing investors. Once an account has been designated to a VIE, the contractual arrangements we have require all existing and future loans originated under such account to be transferred to the VIE. The amount of loan receivables held by our VIEs in excess of the minimum amount required under the asset-backed financing arrangements with investors may be removed by us under random removal of accounts provisions. All loan receivables held by a VIE are subject to claims of third-party investors.
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

The table below summarizes the assets and liabilities of our consolidated securitization VIEs described above.

($ in millions)	March 31, 2016	December 31, 2015
Assets
Loan receivables, net(a)	$23,022	$24,338
Other assets(b)	592	127
Total	$23,614	$24,465

Liabilities
Borrowings	$12,423	$13,589
Other liabilities	22	30
Total	$12,445	$13,619
_______________________

(a)	Includes $1.1 billion of related allowance for loan losses resulting in gross restricted loans of $24.1 billion and $25.5 billion at both March 31, 2016 and December 31, 2015, respectively.

(b)
Includes $584 million and $118 million of segregated funds held by the VIEs at March 31, 2016 and December 31, 2015, respectively, which are classified as restricted cash and equivalents and included as a component of other assets in our Condensed Consolidated Statements of Financial Position.

The balances presented above are net of intercompany balances and transactions that are eliminated in our condensed consolidated financial statements.
We provide servicing for all of our consolidated VIEs. Collections are required to be placed into segregated accounts owned by each VIE in amounts that meet contractually specified minimum levels. These segregated funds are invested in cash and cash equivalents and are restricted as to their use, principally to pay maturing principal and interest on debt and the related servicing fees. Collections above these minimum levels are remitted to us on a daily basis.
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $1.2 billion and $1.3 billion for the three months ended March 31, 2016 and 2015, respectively. Related expenses consisted primarily of provision for loan losses of $242 million and $212 million for the three months ended March 31, 2016 and 2015, respectively, and interest expense of $58 million and $52 million for the three months ended March 31, 2016 and 2015, respectively. These amounts do not include intercompany transactions, principally fees and interest, which are eliminated in our condensed consolidated financial statements.
NOTE 6.    INTANGIBLE ASSETS

	March 31, 2016			December 31, 2015
($ in millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related	$1,067	$(533)	$534	$1,045	$(505)	$540
Capitalized software	275	(107)	168	253	(92)	161
Total	$1,342	$(640)	$702	$1,298	$(597)	$701
During the three months ended March 31, 2016, we recorded additions to intangible assets subject to amortization of $44 million, primarily related to customer-related intangible assets, as well as capitalized software expenditures related to the build of our stand-alone information technology infrastructure.
Customer-related intangible assets primarily relate to retail partner contract acquisitions and extensions, as well as purchased credit card relationships. During the three months ended March 31, 2016, we recorded additions to customer-related intangible assets subject to amortization of $22 million, primarily related to payments made to acquire and extend certain retail partner relationships. These additions had a weighted average amortizable life of 9 years.

Amortization expense related to retail partner contracts was $25 million and $20 million for the three months ended March 31, 2016 and 2015, respectively, and is included as a component of marketing and business development expense in our Condensed Consolidated Statements of Earnings. All other amortization expense was $18 million and $9 million for the three months ended March 31, 2016 and 2015, respectively, and is included as a component of other expense in our Condensed Consolidated Statements of Earnings.
NOTE 7.    DEPOSITS

	March 31, 2016		December 31, 2015
($ in millions)	Amount	Average rate(a)	Amount	Average rate(a)

Interest-bearing deposits	$44,721	1.6%	$43,215	1.6%
Non-interest-bearing deposits	256	—	152	—
Total deposits	$44,977		$43,367
____________________

(a)	Based on interest expense for the three months ended March 31, 2016 and the year ended December 31, 2015 and average deposits balances.
At March 31, 2016 and December 31, 2015, interest-bearing deposits included $12.9 billion and $11.9 billion, respectively, of certificates of deposit of $100,000 or more. Of the total certificates of deposit of $100,000 or more, $4.0 billion and $3.6 billion were certificates of deposit of $250,000 or more at March 31, 2016 and December 31, 2015, respectively.
At March 31, 2016, our interest-bearing time deposits maturing for the remainder of 2016 and over the next four years and thereafter were as follows:

($ in millions)	2016	2017	2018	2019	2020	Thereafter
Deposits	$9,527	$7,401	$2,822	$3,977	$2,827	$3,155
The above maturity table excludes $13.2 billion of demand deposits with no defined maturity. In addition, at March 31, 2016, we had $1.8 billion of broker network deposit sweeps procured through a program arranger who channels brokerage account deposits to us. Unless extended, the contracts associated with these broker network deposit sweeps will terminate between 2017 and 2020.

NOTE 8.    BORROWINGS

	March 31, 2016				December 31, 2015
($ in millions)	Maturity date	Interest Rate	Weighted average interest rate	Outstanding Amount(a)	Outstanding Amount(a)

Borrowings of consolidated securitization entities:
Fixed securitized borrowings	2017 - 2020	1.3% - 4.5%	1.9%	$7,132	$6,383
Floating securitized borrowings	2016 - 2019	0.9% - 1.5%	1.2%	5,291	7,206
Total borrowings of consolidated securitization entities			1.6%	12,423	13,589

Senior unsecured notes:
Fixed senior unsecured notes	2017 - 2025	1.8% - 4.5%	3.4%	6,310	6,308
Floating senior unsecured notes	2020	1.8%	1.8%	249	249
Total senior unsecured notes			3.3%	6,559	6,557

Bank term loan	2019	2.3%	2.3%	1,494	4,133

Total borrowings				$20,476	$24,279
___________________

(a)	The amounts presented above for outstanding borrowings include unamortized debt premiums, discounts and issuance cost.
The following table summarizes the maturities of the principal amount of our borrowings for the remainder of 2016 and over the next four years and thereafter:

($ in millions)	2016	2017	2018	2019	2020	Thereafter
Borrowings	$898	$5,088	$3,640	$5,888	$2,025	$3,000
Borrowings of Consolidated Securitization Entities
We securitize credit card receivables as an additional source of funding. At March 31, 2016, we had an aggregate of $7.3 billion of undrawn committed capacity under our securitization programs.
Third-Party Debt
Bank Term Loan
During the three months ended March 31, 2016, we prepaid $2.7 billion in the aggregate of the Bank Term Loan. On April 5, 2016, we prepaid an additional $1.5 billion of the Bank Term Loan, which represented all of the remaining outstanding indebtedness under the Bank Term Loan.

NOTE 9.    FAIR VALUE MEASUREMENTS
For a description of how we estimate fair value, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies in our 2015 annual consolidated and combined financial statements in our 2015 Form 10-K.
The following tables present our assets and liabilities measured at fair value on a recurring basis. Included in the tables are debt and equity securities.
Recurring Fair Value Measurements
The following tables present our assets measured at fair value on a recurring basis.

At March 31, 2016 ($ in millions)	Level 1	Level 2	Level 3	Total

Assets
Investment securities
Debt
U.S. Government and Federal Agency	$—	$2,563	$—	$2,563
State and municipal	—	—	48	48
Residential mortgage-backed	—	323	—	323
Equity	15	—	—	15
Total	$15	$2,886	$48	$2,949

At December 31, 2015 ($ in millions)

Assets
Investment securities
Debt
U.S. Government and Federal Agency	$—	$2,761	$—	$2,761
State and municipal	—	—	49	49
Residential mortgage-backed	—	317	—	317
Equity	15	—	—	15
Total	$15	$3,078	$49	$3,142
For the three months ended March 31, 2016, there were no securities transferred between Level 1 and Level 2 or between Level 2 and Level 3. At March 31, 2016 and December 31, 2015, we did not have any significant liabilities measured at fair value on a recurring basis.
Our Level 3 recurring fair value measurements primarily relate to state and municipal debt instruments which are valued using non-binding broker quotes or other third-party sources. For a description of our process to evaluate third-party pricing servicers, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies in our 2015 annual consolidated and combined financial statements in our 2015 Form 10-K. Our state and municipal debt securities are classified as available-for-sale with changes in fair value included in accumulated other comprehensive income.

The following table presents the changes in our Level 3 debt instruments that are measured on a recurring basis for the three months ended March 31, 2016 and 2015.
Changes in Level 3 Instruments

	Three months ended March 31,
($ in millions)	2016	2015

Balance at beginning of period	$49	$60
Net realized/unrealized gains (losses)	1	3
Purchases	—	—
Sales	—	(6)
Settlements	(2)	(2)
Balance at end of period	$48	$55
Non-Recurring Fair Value Measurements
We hold certain assets that have been measured at fair value on a non-recurring basis at March 31, 2016 and 2015. These assets can include repossessed assets and cost method investments that are written down to fair value when they are impaired, as well as loan receivables held for sale. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs. The assets held by us that were measured at fair value on a non-recurring basis and the effects of the remeasurement to fair value were not material for all periods presented.

Financial Assets and Financial Liabilities Carried at Other than Fair Value

	Carrying	Corresponding fair value amount
At March 31, 2016 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$12,500	$12,500	$12,500	$—	$—
Other assets(b)	$844	$844	$844	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$62,229	$68,968	$—	$—	$68,968

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$44,977	$45,627	$—	$45,627	$—
Borrowings of consolidated securitization entities	$12,423	$12,442	$—	$8,370	$4,072
Bank term loan	$1,494	$1,500	$—	$—	$1,500
Senior unsecured notes	$6,559	$6,690	$—	$6,690	$—

	Carrying	Corresponding fair value amount
At December 31, 2015 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$12,325	$12,325	$11,865	$460	$—
Other assets(b)	$391	$391	$391	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$64,793	$71,386	$—	$—	$71,386

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$43,367	$43,840	$—	$43,840	$—
Borrowings of consolidated securitization entities	$13,589	$13,562	$—	$7,566	$5,996
Bank term loan	$4,133	$4,125	$—	$—	$4,125
Senior unsecured notes	$6,557	$6,574	$—	$6,574	$—
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
For Synchrony Financial to be a well-capitalized savings and loan holding company, the Bank must be well-capitalized and Synchrony Financial must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure.
At March 31, 2016 and December 31, 2015, Synchrony Financial met all applicable requirements to be deemed well-capitalized pursuant to Federal Reserve Board regulations, and the Bank also met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. There are no conditions or events subsequent to March 31, 2016 that management believes have changed the Company's or the Bank’s capital category.
The actual capital amounts, ratios and the applicable required minimums of the Company and the Bank are as follows:
Synchrony Financial

At March 31, 2016 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)

Total risk-based capital	$12,968	19.4%	$5,335	8.0%
Tier 1 risk-based capital	$12,099	18.1%	$4,001	6.0%
Tier 1 leverage	$12,099	14.8%	$3,269	4.0%
Common equity Tier 1 Capital	$12,099	18.1%	$3,001	4.5%

At December 31, 2015 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio

Total risk-based capital	$12,531	18.1%	$5,538	8.0%
Tier 1 risk-based capital	$11,633	16.8%	$4,153	6.0%
Tier 1 leverage	$11,633	14.4%	$3,236	4.0%
Common equity Tier 1 Capital	$11,633	16.8%	$3,115	4.5%

Synchrony Bank

At March 31, 2016 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(c)	Amount	Ratio

Total risk-based capital	$8,718	17.7%	$3,945	8.0%	$4,931	10.0%
Tier 1 risk-based capital	$8,073	16.4%	$2,959	6.0%	$3,945	8.0%
Tier 1 leverage	$8,073	13.0%	$2,482	4.0%	$3,102	5.0%
Common equity Tier I capital	$8,073	16.4%	$2,219	4.5%	$3,205	6.5%

At December 31, 2015 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio	Amount	Ratio

Total risk-based capital	$8,442	16.6%	$4,064	8.0%	$5,080	10.0%
Tier 1 risk-based capital	$7,781	15.3%	$3,048	6.0%	$4,064	8.0%
Tier 1 leverage	$7,781	13.1%	$2,384	4.0%	$2,980	5.0%
Common equity Tier I capital	$7,781	15.3%	$2,286	4.5%	$3,302	6.5%
_______________________

(a)	Capital ratios are calculated based on the Basel III Standardized Approach rules, subject to applicable transition provisions, at March 31, 2016 and December 31, 2015.

(b)
For calendar year 2016, Synchrony Financial also must maintain a capital conservation buffer of common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 0.625 percentage points to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.

(c)
For calendar year 2016, Synchrony Bank also must maintain a capital conservation buffer of common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 0.625 percentage points to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.

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
The following table presents the calculation of basic and diluted earnings per share:

	Three months ended March 31,
(in millions, except per share data)	2016	2015
Net earnings	$582	$552

Weighted average common shares outstanding, basic	834	834
Effect of dilutive securities	2	1
Weighted average common shares outstanding, dilutive	836	835

Earnings per basic common share	$0.70	$0.66
Earnings per diluted common share	$0.70	$0.66

We have issued certain stock based awards under the Synchrony Financial 2014 Long-Term Incentive Plan. A total of approximately 2 million and 1 million shares related to these awards were considered anti-dilutive and therefore were excluded from the computation of diluted earnings per share for the three months ended March 31, 2016 and 2015, respectively.
NOTE 12.    INCOME TAXES
For periods up to and including the date of Separation we are included in the consolidated U.S. federal and state income tax returns of GE, where applicable, but also file certain separate state and foreign income tax returns. For periods after the date of Separation, we will file separate consolidated U.S. federal and state income tax returns. The tax provision is presented on a separate company basis as if we were a separate filer for tax purposes for all periods presented. The effects of tax adjustments and settlements from taxing authorities are presented in our condensed consolidated financial statements in the period in which they occur. Our current obligations for taxes are settled with GE, or the relevant tax authority, as applicable, on an estimated basis and adjusted in later periods as appropriate and are reflected in our consolidated financial statements in the periods in which those settlements occur. We recognize the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. In calculating the provision for interim income taxes, in accordance with Accounting Standards Codification 740, Income Taxes, we apply an estimated annual effective tax rate to year-to-date ordinary income. At the end of each interim period, we estimate the effective tax rate expected to be applicable for the full fiscal year. See “Management's Discussion and Analysis—Critical Accounting Estimates” in our 2015 Form 10-K, for a discussion of the significant judgments and estimates related to income taxes.
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
Tax Sharing and Separation Agreement
In connection with our initial public offering in August 2014 (“IPO”), we entered into a Tax Sharing and Separation Agreement (“TSSA”), which governs certain separation-related tax matters between the Company and GE following the IPO. The TSSA governs the allocation of the responsibilities for the taxes of the GE group between GE and the Company. The TSSA also allocates rights, obligations and responsibilities in connection with certain administrative matters relating to the preparation of tax returns and control of tax audits and other proceedings relating to taxes. See Note 14. Income Taxes to our 2015 annual consolidated and combined financial statements in our 2015 Form 10-K for additional information on the TSSA.
Unrecognized Tax Benefits

($ in millions)	March 31, 2016	December 31, 2015
Unrecognized tax benefits, excluding related interest expense and penalties	$244	$327
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	83	79
Accrued interest on unrecognized tax benefits	4	3
Accrued penalties on unrecognized tax benefits	—	—
____________________

(a)
Includes gross state and local unrecognized tax benefits net of the effects of associated U.S. federal income taxes. Excludes amounts attributable to any related valuation allowances resulting from associated increases in deferred tax assets.

As a separate public company, we will continue to compute our unrecognized tax benefits on a separate return basis and we will settle our liabilities, as required, in accordance with the TSSA. We expect approximately $113 million (net of federal benefit) of unrecognized tax benefits related to temporary differences to reverse within the next twelve months. Excluding that item, the amount of uncertain tax liabilities that may be resolved in the next twelve months is not expected to be material to our results of operations.
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
Regulatory Matters
On December 10, 2013, we entered into a Consent Order with the CFPB relating to our CareCredit platform, which required us to pay up to $34.1 million to qualifying customers and change certain business practices. Some of the business practice changes required by the Consent Order are similar to requirements in an Assurance of Discontinuance that we entered into with the Attorney General for the State of New York on June 3, 2013. The payments required by the Consent Order were completed in 2015.
Our settlements with the CFPB and the New York State Attorney General do not preclude other regulators or state attorneys general from seeking additional monetary or injunctive relief with respect to CareCredit.

On June 19, 2014, we entered into a Consent Order with the CFPB (the “2014 CFPB Consent Order”) related to the CFPB’s review of the Bank’s debt cancellation products and its marketing practices in its telesales channel related to those products. The 2014 CFPB Consent Order required us to refund $56 million to cardholders who enrolled in a debt cancellation product over the telephone from January 2010 to October 2012 ($11 million of which was refunded prior to the 2014 CFPB Consent Order), pay civil money penalties of $3.5 million and change certain business practices. In 2015, we completed the consumer refunds.
The 2014 CFPB Consent Order also resolved a separate CFPB investigation related to potential violations of the Equal Credit Opportunity Act as a result of the Bank’s omission of certain Spanish-speaking customers and customers residing in Puerto Rico from certain statement credit and settlement offers that were made to certain delinquent customers. The Bank identified this issue through an audit of its collection operations, reported it to the CFPB and initiated a remediation program. In 2015, we completed our consumer remediation program, which consisted of approximately $185 million of balance credits and waivers to previously charged-off accounts and approximately $15 million of other credits or payments. This remediation program included $132 million of voluntary remediation completed prior to the 2014 CFPB Consent Order. In addition to the consumer remediation, the 2014 CFPB Consent Order required us to implement a fair lending compliance plan (including fair lending reviews, audits and training).
Although we do not believe that the 2014 CFPB Consent Order itself will have a material adverse effect on our results of operations going forward, we cannot be sure whether the 2014 CFPB Consent Order will have an adverse impact on our reputation or whether any similar actions will be brought by state attorneys general or others, all of which could have a material adverse effect on us.
On October 30, 2014, the United States Trustee, which is part of the DOJ, filed an application in In re Nyree Belton, a Chapter 7 bankruptcy case pending in the U.S. Bankruptcy Court for the Southern District of New York for orders authorizing discovery of the Bank pursuant to Rule 2004 of the Federal Rules of Bankruptcy Procedure, related to an investigation of the Bank’s credit reporting. The discovery, which is ongoing, concerns allegations made in Belton et al. v. GE Capital Consumer Lending, a putative class action adversary proceeding pending in the same Bankruptcy Court. In the Belton adversary proceeding, which was filed on April 30, 2014, plaintiff alleges that the Bank violates the discharge injunction under Section 524(a)(2) of the Bankruptcy Code by attempting to collect discharged debts and by failing to update and correct credit information to credit reporting agencies to show that such debts are no longer due and owing because they have been discharged in bankruptcy. Plaintiff seeks declaratory judgment, injunctive relief and an unspecified amount of damages. On December 15, 2014, the Bankruptcy Court entered an order staying the adversary proceeding pending an appeal to the District Court of the Bankruptcy Court’s order denying the Bank’s motion to compel arbitration. On October 14, 2015, the District Court reversed the Bankruptcy Court and on November 4, 2015, the Bankruptcy Court granted the Bank's motion to compel arbitration.
On October 15, 2015, the Bank received a Civil Investigative Demand from the CFPB seeking information related to the Bank’s credit bureau reporting with respect to sold accounts. The information sought by the CFPB generally relates to the allegations made in Belton et al. v. GE Capital Consumer Lending.

Other Matters
The Bank or the Company is a defendant in four putative class actions alleging claims under the federal Telephone Consumer Protection Act (“TCPA”) as a result of phone calls made by the Bank. In each case, the complaints allege that the Bank or the Company placed calls to consumers by an automated telephone dialing system or using a pre-recorded message or automated voice without their consent and seek up to $1,500 for each violation. The amount of damages sought in the aggregate is unspecified. In two of the cases (Abdeljalil and Johnson), the plaintiffs assert that they received calls on their cellular telephones relating to accounts not belonging to them; in the other two cases (Mintz and Deutsche), the plaintiffs assert that the calls were made in connection with their account but that they had revoked consent to receive such calls. Abdeljalil et al. v. GE Capital Retail Bank was filed on August 22, 2012 in the U.S. District Court for the Southern District of California. On March 26, 2015, the Court entered an order granting class certification under Federal Rule of Civil Procedure 23(b)(3) (for damages) and denying class certification under Federal Rule of Civil Procedure 23(b)(2) (for injunctive relief). In the first quarter of 2016, the Bank entered an agreement to resolve the Abdeljalil action on a class basis. Pursuant to the agreement, a related case (Hofer et al. v. Synchrony Bank, which was filed on November 4, 2014 in the U.S. District Court for the Eastern District of Missouri), was dismissed on February 11, 2016. Mintz et al v. Synchrony Bank was filed on December 28, 2015 in the U.S. District Court for the Eastern District of New York. Deutsche et al. v. Synchrony Bank et al. was filed on March 27, 2016 in the U.S. District Court for the District of New Jersey. Johnson et al. v. Wal-Mart Stores, Inc. and Synchrony Financial was filed on April 22, 2016 in the U.S. District Court for the Eastern District of California. The Johnson complaint also asserts a claim under the California Rosenthal Fair Debt Collection Practices Act. In addition to the Abdeljalil, Hofer, Mintz, Deutsche, and Johnson developments discussed above, the Bank has resolved five other putative class actions that made similar claims under the TCPA on an individual basis with the class representative. Travaglio et al. v. GE Capital Retail Bank and Allied Interstate LLC was filed on January 17, 2014 in the U.S. District Court for the Middle District of Florida and dismissed on October 9, 2014. Fitzhenry v. Lowe’s Companies Inc. and GE Capital Retail Bank was filed on May 29, 2014 in the U.S. District Court for the District of South Carolina and dismissed on October 20, 2014. Cowan v. GE Capital Retail Bank was filed on May 14, 2014 in the U.S. District Court for the District of Connecticut and dismissed on July 8, 2015. Pittman et al. v. GE Capital d/b/a GE Capital Retail Bank was filed on July 29, 2014 in the U.S. District Court for the Northern District of Alabama and dismissed on August 20, 2015. Dubanoski et al. v. Wal-Mart Stores, Inc., for which the Bank indemnified the defendant, was filed on February 27, 2015 in the United States District Court for the Northern District of Illinois and dismissed on September 1, 2015.
In addition to the TCPA class action lawsuits related to phone calls, the Company is a defendant in a putative class action lawsuit alleging claims under the TCPA relating to facsimiles. In Michael W. Kincaid, DDS et al. v. Synchrony Financial, plaintiff alleges that the Company violated the TCPA by sending fax advertisements without consent and without required notices, and seeks up to $1,500 for each violation. The amount of damages sought in the aggregate is unspecified. The complaint was filed in U.S. District Court for the Northern District of Illinois on January 20, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, correlations or other market factors will result in losses for a position or portfolio. We are exposed to market risk primarily from changes in interest rates.
We borrow money from a variety of depositors and institutions in order to provide loans to our customers. Changes in market rates cause our net interest income to increase or decrease, as certain of our assets and liabilities carry interest rates that fluctuate with market benchmarks. The interest rate benchmark for our floating rate assets is generally the prime rate, and interest rate benchmark for our floating rate liabilities is generally either LIBOR or the federal funds rate. The prime rate and the LIBOR or federal funds rate could reset at different times or could diverge, leading to mismatches in the interest rates on our floating rate assets and floating rate liabilities.
Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at March 31, 2016, we estimate that net interest income over the following 12-month period would increase by approximately $156 million.
For a more detailed discussion of our exposure to market risk, refer to “Management's Discussion and Analysis—Quantitative and Qualitative Disclosures about Market Risk” in our 2015 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

No change in internal control over financial reporting occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of legal proceedings, see Note 13. Legal Proceedings and Regulatory Matters to our condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors included in our 2015 Form 10-K under the heading “Risk Factors”.

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

Synchrony Financial
(Registrant)

April 28, 2016	/s/ Brian D. Doubles
Date	Brian D. Doubles Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1
Amended and Restated Bylaws of Synchrony Financial, amended on February 24, 2016 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Synchrony Financial on February 29, 2016)

4*	Instruments defining rights of holders of long-term debt
10.1	Form of agreement for awards of Performance Share Units under Synchrony 2014 Long-Term Incentive Plan
12.1	Statement of Ratio of Earnings to Fixed Charges
31(a)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
31(b)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
32	Certification Pursuant to 18 U.S.C. Section 1350
101
The following materials from Synchrony Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three months ended March 31, 2016 and 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Financial Position at March 31, 2016 and December 31, 2015, (iv) Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2016 and 2015, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (vi) Notes to Condensed Consolidated Financial Statements.

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