Form 10-Q
period 2016-06-30
Synchrony Financial
filed 2016-07-28
CIK 1601712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 25, 2016 was 833,925,364.

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

•	the “GECC Term Loan” are to the term loan agreement, dated as of July 30, 2014, among Synchrony, as borrower, GECC, as administrative agent, and the other Lenders party thereto, as amended;

•	“FICO” score are to a credit score developed by Fair Isaac & Co., which is widely used as a means of evaluating the likelihood that credit users will pay their obligations; and

•	“EMV” are to new security technology that utilizes embedded security chips in our credit cards.
For a description of certain other terms we use, including “active account” and “purchase volume,” see the notes to “Item 7. Management’s Discussion and Analysis—Other Financial and Statistical Data” in our Annual Report on Form 10-K for the year ended December 31, 2015 (our “2015 Form 10-K”). There is no standard industry definition for many of these terms, and other companies may define them differently than we do.
We provide a range of credit products through programs we have established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which, in our business and in this report, we refer to as our “partners.” The terms of the programs all require cooperative efforts between us and our partners of varying natures and degrees to establish and operate the programs. Our use of the term “partners” to refer to these entities is not intended to, and does not, describe our legal relationship with them, imply that a legal partnership or other relationship exists between the parties or create any legal partnership or other relationship. The “average length of our relationship” with respect to a specified partner, group of partners or programs is measured on a weighted average basis by interest and fees on loans for the year ended December 31, 2015 for those partners or for all partners participating in a program, based on the date each partner relationship or program, as applicable, started.
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
Forward-looking statements are based on management’s current expectations and assumptions, and are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, actual results could differ materially from those indicated in these forward-looking statements. Factors that could cause actual results to differ materially include global political, economic, business, competitive, market, regulatory and other factors and risks, such as: the impact of macroeconomic conditions and whether industry trends we have identified develop as anticipated; retaining existing partners and attracting new partners, concentration of our revenue in a small number of Retail Card partners, promotion and support of our products by our partners, and financial performance of our partners; higher borrowing costs and adverse financial market conditions impacting our funding and liquidity, and any reduction in our credit ratings; our ability to securitize our loans, occurrence of an early amortization of our securitization facilities, loss of the right to service or subservice our securitized loans, and lower payment rates on our securitized loans; our ability to grow our deposits in the future; changes in market interest rates and the impact of any margin compression; effectiveness of our risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, our ability to manage our credit risk, the sufficiency of our allowance for loan losses and the accuracy of the assumptions or estimates used in preparing our financial statements; our ability to offset increases in our costs in retailer share arrangements; competition in the consumer finance industry; our concentration in the U.S. consumer credit market; our ability to successfully develop and commercialize new or enhanced products and services; our ability to realize the value of strategic investments; reductions in interchange fees; fraudulent activity; cyber-attacks or other security breaches; failure of third parties to provide various services that are important to our operations; our transition to a replacement third-party vendor to manage the technology platform for our online retail deposits; disruptions in the operations of our computer systems and data centers; international risks and compliance and regulatory risks and costs associated with international operations; alleged infringement of intellectual property rights of others and our ability to protect our intellectual property; litigation and regulatory actions; damage to our reputation; our ability to attract, retain and motivate key officers and employees; tax legislation initiatives or challenges to our tax positions and state sales tax rules and regulations; a material indemnification obligation to GE under the tax sharing and separation agreement with GE (the "TSSA") if we cause the split-off from GE or certain preliminary transactions to fail to qualify for tax-free treatment or in the case of certain significant transfers of our stock following the split-off; obligations associated with being an independent public company; regulation, supervision, examination and enforcement of our business by governmental authorities, the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the impact of the Consumer Financial Protection Bureau's (the “CFPB”) regulation of our business; changes to our methods of offering our CareCredit products; impact of capital adequacy rules and liquidity requirements; restrictions that limit our ability to pay dividends and repurchase our common stock, and restrictions that limit Synchrony Bank’s ability to pay dividends to us; regulations relating to privacy, information security and data protection; use of third-party vendors and ongoing third-party business relationships; and failure to comply with anti-money laundering and anti-terrorism financing laws.
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this report and in our public filings, including under the heading “Risk Factors” in our 2015 Form 10-K. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties, or potentially inaccurate assumptions that could cause our current expectations or beliefs to change. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by the federal securities laws.

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
Introduction and Business Overview
____________________________________________________________________________________________
We are one of the premier consumer financial services companies in the United States. We provide a range of credit products through programs we have established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” For the three and six months ended June 30, 2016, we financed $31.5 billion and $58.5 billion of purchase volume and had 65.5 million and 66.0 million average active accounts, respectively, and at June 30, 2016, we had $68.3 billion of loan receivables. For the three and six months ended June 30, 2016, we had net earnings of $489 million and $1,071 million, respectively, representing a return on assets of 2.4% and 2.6%, respectively.
We offer our credit products primarily through our wholly-owned subsidiary, the Bank. Through the Bank, we offer, directly to retail and commercial customers, a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”), including certificates of deposit, individual retirement accounts (“IRAs”), money market accounts and savings accounts. We also take deposits at the Bank through third-party securities brokerage firms that offer our FDIC-insured deposit products to their customers. We have expanded and continue to expand our online direct banking operations to increase our deposit base as a source of stable and diversified low cost funding for our credit activities. At June 30, 2016 we had $46.4 billion in deposits, which represented 71% of our total funding sources.
In November 2015, Synchrony Financial became a stand-alone savings and loan holding company following the completion of GE's exchange offer, in which GE exchanged shares of GE common stock for all of the shares of our common stock it owned (the “Separation”).
Our Sales Platforms
_________________________________________________________________
We conduct our operations through a single business segment. Our revenue activities are managed for the business as a whole. Substantially all of our operations are within the United States. We offer our credit products through three sales platforms (Retail Card, Payment Solutions and CareCredit). Those platforms are organized by the types of products we offer and the partners we work with, and are measured on interest and fees, loan receivables, new accounts and other sales metrics.

Retail Card
Retail Card is a leading provider of private label credit cards, and also provides Dual Cards and small and medium-sized business credit products. Our patented Dual Cards are credit cards that function as private label credit cards when used to purchase goods and services from our partners and as general purpose credit cards when used elsewhere. We offer one or more of these products primarily through 24 national and regional retailers with which we have ongoing program agreements. The average length of our relationships with these Retail Card partners is 19 years. Retail Card’s revenue primarily consists of interest and fees on our loan receivables. Other income earned by the Retail Card sales platform primarily consists of interchange fees earned on Dual Card transactions (when the card is used outside of our partners' sales channels) and fees paid to us by customers who purchase our debt cancellation products, less loyalty program payments. In addition, the Retail Card sales platform includes the majority of our retailer share arrangements, which generally provide for payment to our partner if the economic performance of the program exceeds a contractually-defined threshold. Substantially all of the credit extended in this platform is on standard terms.
Payment Solutions
Payment Solutions is a leading provider of promotional financing for major consumer purchases, offering private label credit cards and installment loans. Payment Solutions offers these products through participating partners consisting of national and regional retailers, local merchants, manufacturers, buying groups and industry associations. Substantially all of the credit extended in Payment Solutions is promotional financing. Payment Solutions’ revenue primarily consists of interest and fees on our loan receivables, including “merchant discounts,” which are fees paid to us by our partners in almost all cases to compensate us for all or part of foregone interest revenue associated with promotional financing.
CareCredit
CareCredit is a leading provider of promotional financing to consumers for elective healthcare procedures, products or services, such as dental, veterinary, cosmetic, vision and audiology. CareCredit offers financing through a CareCredit-branded private label credit card that may be used across our network of CareCredit providers in which the vast majority are individual or small groups of independent healthcare providers. Substantially all of the credit extended in this platform is promotional financing. CareCredit’s revenue primarily consists of interest and fees on our credit products and from merchant discounts. We also process general purpose card transactions for some providers as their acquiring bank within most of the credit card network associations, for which we obtain an interchange fee.

Our Credit Products
____________________________________________________________________________________________
Through our platforms, we offer three principal types of credit products: credit cards, commercial credit products and consumer installment loans. We also offer a debt cancellation product.
The following table sets forth each credit product by type and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at June 30, 2016.

		Promotional Offer
Credit Product	Standard Terms Only	Deferred Interest	Other Promotional	Total
Credit cards	66.3%	16.9%	12.8%	96.0%
Commercial credit products	2.0	—	—	2.0
Consumer installment loans	—	—	1.9	1.9
Other	0.1	—	—	0.1
Total	68.4%	16.9%	14.7%	100.0%
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

•
Dual Cards. Our patented Dual Cards are co-branded general purpose credit cards that function as private label credit cards when used to purchase goods and services from our partners and as general purpose credit cards when used elsewhere. Credit extended under our Dual Cards typically is extended under standard terms only. Currently, only our Retail Card platform offers Dual Cards. At June 30, 2016, we offered Dual Cards or co-branded credit cards through 17 of our 24 ongoing Retail Card programs.

Commercial Credit Products
We offer private label cards and Dual Cards for commercial customers that are similar to our consumer offerings. We also offer a commercial pay-in-full accounts receivable product to a wide range of business customers. We offer commercial credit products primarily through our Retail Card platform to the commercial customers of our Retail Card partners.
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

•
Capital and liquidity levels; We continue to expect to maintain sufficient capital and liquidity resources to support our daily operations, our business growth, and our credit ratings as well as regulatory and compliance requirements in a cost effective and prudent manner through expected and unexpected market environments. As discussed in our 2015 Form 10-K, our Board of Directors (the "Board") intended to establish both dividend and share repurchase programs, and accordingly, on July 7, 2016, they approved a $0.13 quarterly common stock dividend as well as a share repurchase program of up to $952 million for the four quarters ending June 30, 2017. Our Board also declared our first quarterly cash dividend of $0.13 per share, payable on August 25, 2016 to holders of record at the close of business on August 12, 2016. While these programs have now been established, we continue to expect to maintain capital ratios well in excess of minimum regulatory requirements.

•
Stable asset quality; During 2016, we have continued to note general improvement in the U.S. economy and our actual net charge-off rates have remained relatively stable, decreasing slightly by 14 basis points to 4.49% for the three months ended June 30, 2016, compared to 4.63% for the three months ended June 30, 2015. The assessment of our credit profile includes the evaluation of portfolio mix, account maturation, as well as broader consumer trends, such as payment behavior and overall indebtedness. During the second quarter of 2016, these factors contributed to an increase in our delinquent accounts and we are now estimating a 20-30 basis point increase in our net charge-off rate over the next twelve months. Accordingly, we also experienced a corresponding increase in our allowance coverage ratio, as we reserved for these forecasted losses inherent in our loan portfolio.

For a further discussion of these trends and conditions, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Trends and Conditions” in our 2015 Form 10-K. For a discussion of how these trends and conditions impacted the three and six months ended June 30, 2016, see “Results of Operations.”
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

In addition to the seasonal variance in loan receivables discussed above, we also experience a seasonal increase in delinquency rates and delinquent loan receivables balances during the third and fourth quarters of each year due to lower customer payment rates resulting in higher net charge-off rates in the first and second quarters. Our delinquency rates and delinquent loan receivables balances typically decrease during the subsequent first and second quarters as customers begin to pay down their loan balances and return to current status resulting in lower net charge-off rates in the third and fourth quarters. Because customers who were delinquent during the fourth quarter of a calendar year have a higher probability of returning to current status when compared to customers who are delinquent at the end of each of our interim reporting periods, we expect that a higher proportion of delinquent accounts outstanding at an interim period end will result in charge-offs, as compared to delinquent accounts outstanding at a year end. Consistent with this historical experience, we generally experience a higher allowance for loan losses as a percentage of total loan receivables at the end of an interim period, as compared to the end of a calendar year. In addition, despite improving credit metrics such as declining past due amounts, we may experience an increase in our allowance for loan losses at an interim period end compared to the prior year end, reflecting these same seasonal trends.
Results of Operations
____________________________________________________________________________________________
Highlights for the Three and Six Months Ended June 30, 2016
Below are highlights of our performance for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, as applicable, except as otherwise noted.

•
Net earnings decreased 9.6% to $489 million and 2.0% to $1,071 million for the three and six months ended June 30, 2016, respectively, driven by increases in provision for loan losses and other expense, partially offset by higher net interest income.

•	Loan receivables increased 11.2% to $68,282 million at June 30, 2016 compared to June 30, 2015, primarily driven by higher purchase volume and average active account growth.

•	Net interest income increased 10.5% to $3,212 million and 11.1% to $6,421 million for three and six months ended June 30, 2016, respectively, primarily due to higher average loan receivables.

•
Retailer share arrangements increased 6.9% to $664 million and 4.1% to $1,334 million for the three and six months ended June 30, 2016, respectively, primarily as a result of growth and improved performance of the programs in which we have retailer share arrangements, partially offset by higher provision for loan losses and loyalty costs associated with these programs.

•
Over-30 day loan delinquencies as a percentage of period-end loan receivables increased to 3.79% at June 30, 2016 from 3.53% at June 30, 2015, and the net charge-off rate decreased 14 basis points to 4.49% and increased 3 basis points to 4.59% for the three and six months ended June 30, 2016, respectively.

•
Provision for loan losses increased by $281 million, or 38.0%, and $497 million or 34.8% for the three and six months ended June 30, 2016, respectively, due to a higher loan loss reserve build and receivable growth. Our allowance coverage ratio (allowance for loan losses as a percent of end of period loan receivables) increased to 5.70% at June 30, 2016, as compared to 5.38% at June 30, 2015.

•	Other expense increased by $34 million, or 4.2%, and $88 million or 5.7% for three and six months ended June 30, 2016, respectively, driven by business growth.

•
We continue to invest in our direct banking activities to grow our deposit base. Total deposits increased 7.1% to $46.4 billion at June 30, 2016, compared to December 31, 2015, driven primarily by growth in our direct deposits of 14.8% to $34.1 billion, partially offset by a reduction in our brokered deposits.

•
On July 7, 2016, our Board approved a $0.13 quarterly common stock dividend as well as a share repurchase program of up to $952 million for the four quarters ending June 30, 2017. Our Board also declared our first quarterly cash dividend of $0.13 per share, payable on August 25, 2016 to holders of record at the close of business on August 12, 2016.

New and Extended Partner Agreements during the six months ended June 30, 2016

•	We extended our Retail Card program agreement with Stein Mart, launched our new programs with Citgo and Marvel and announced our new partnerships with Cathay Pacific and Fareportal.

•	We extended our Payment Solutions program agreements with La-Z-Boy, Ashley Homestore and Suzuki and launched our new program with Mattress Firm.

•	In our CareCredit sales platform, we renewed our endorsements with the American Society of Plastic Surgeons and VCA Animal Hospitals.
Summary Earnings
The following table sets forth our results of operations for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2016	2015	2016	2015
Interest income	$3,515	$3,177	$7,035	$6,327
Interest expense	303	270	614	545
Net interest income	3,212	2,907	6,421	5,782
Retailer share arrangements	(664)	(621)	(1,334)	(1,281)
Net interest income, after retailer share arrangements	2,548	2,286	5,087	4,501
Provision for loan losses	1,021	740	1,924	1,427
Net interest income, after retailer share arrangements and provision for loan losses	1,527	1,546	3,163	3,074
Other income	83	120	175	221
Other expense	839	805	1,639	1,551
Earnings before provision for income taxes	771	861	1,699	1,744
Provision for income taxes	282	320	628	651
Net earnings	$489	$541	$1,071	$1,093

Other Financial and Statistical Data(1)
The following table sets forth certain other financial and statistical data for the periods indicated.

	At and for the		At and for the
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2016	2015	2016	2015
Financial Position Data (Average):
Loan receivables, including held for sale	$66,943	$60,094	$66,963	$60,124
Total assets	$81,694	$73,985	$82,351	$74,023
Deposits	$45,707	$35,982	$45,024	$35,598
Borrowings	$19,474	$23,953	$20,815	$24,582
Total equity	$13,467	$11,300	$13,181	$11,023
Selected Performance Metrics:
Purchase volume(2)	$31,507	$28,810	$58,484	$51,949
Retail Card	$25,411	$23,452	$46,961	$41,862
Payment Solutions	$3,903	$3,371	$7,295	$6,319
CareCredit	$2,193	$1,987	$4,228	$3,768
Average active accounts (in thousands)(3)	65,531	60,923	65,996	61,478
Net interest margin(4)	15.86%	15.77%	15.80%	15.75%
Net charge-offs	$747	$693	$1,527	$1,361
Net charge-offs as a % of average loan receivables, including held for sale	4.49%	4.63%	4.59%	4.56%
Allowance coverage ratio(5)	5.70%	5.38%	5.70%	5.38%
Return on assets(6)	2.4%	2.9%	2.6%	3.0%
Return on equity(7)	14.6%	19.2%	16.3%	20.0%
Equity to assets(8)	16.48%	15.27%	16.01%	14.89%
Other expense as a % of average loan receivables, including held for sale	5.04%	5.37%	4.92%	5.20%
Efficiency ratio(9)	31.9%	33.5%	31.1%	32.8%
Effective income tax rate	36.6%	37.2%	37.0%	37.3%
Selected Period End Data:
Loan receivables	$68,282	$61,431	$68,282	$61,431
Allowance for loan losses	$3,894	$3,302	$3,894	$3,302
30+ days past due as a % of period-end loan receivables(10)	3.79%	3.53%	3.79%	3.53%
90+ days past due as a % of period-end loan receivables(10)	1.67%	1.52%	1.67%	1.52%
Total active accounts (in thousands)(3)	66,491	61,718	66,491	61,718
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

	2016			2015
Three months ended June 30 ($ in millions)	Average Balance(1)	Interest Income / Expense	Average Yield / Rate(2)	Average Balance(1)	Interest Income/ Expense	Average Yield / Rate(2)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(3)	$11,692	$14	0.48%	$10,728	$6	0.22%
Securities available for sale	2,805	7	1.00%	3,107	5	0.65%
Loan receivables:
Credit cards, including held for sale(4)	64,269	3,432	21.48%	57,588	3,106	21.63%
Consumer installment loans	1,235	28	9.12%	1,101	26	9.47%
Commercial credit products	1,373	33	9.67%	1,372	34	9.94%
Other	66	1	NM	33	—	—%
Total loan receivables	66,943	3,494	20.99%	60,094	3,166	21.13%
Total interest-earning assets	81,440	3,515	17.36%	73,929	3,177	17.24%
Non-interest-earning assets:
Cash and due from banks	774			583
Allowance for loan losses	(3,729)			(3,285)
Other assets	3,209			2,758
Total non-interest-earning assets	254			56
Total assets	$81,694			$73,985
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$45,490	$179	1.58%	$35,816	$146	1.64%
Borrowings of consolidated securitization entities	12,291	59	1.93%	14,011	53	1.52%
Bank term loan	374	7	7.53%	5,374	32	2.39%
Senior unsecured notes	6,809	58	3.43%	4,568	39	3.42%
Related party debt	—	—	—%	—	—	—%
Total interest-bearing liabilities	64,964	303	1.88%	59,769	270	1.81%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	217			166
Other liabilities	3,046			2,750
Total non-interest-bearing liabilities	3,263			2,916
Total liabilities	68,227			62,685
Equity
Total equity	13,467			11,300
Total liabilities and equity	$81,694			$73,985
Interest rate spread(5)			15.48%			15.43%
Net interest income		$3,212			$2,907
Net interest margin(6)			15.86%			15.77%

	2016			2015
Six months ended June 30 ($ in millions)	Average Balance(1)	Interest Income / Expense	Average Yield / Rate(2)	Average Balance(1)	Interest Income/ Expense	Average Yield / Rate(2)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(3)	$11,874	$30	0.51%	$11,006	$12	0.22%
Securities available for sale	2,893	13	0.90%	2,887	9	0.63%
Loan receivables:
Credit cards, including held for sale(4)	64,363	6,868	21.46%	57,670	6,185	21.63%
Consumer installment loans	1,199	55	9.22%	1,081	51	9.51%
Commercial credit products	1,346	68	10.16%	1,345	70	10.50%
Other	55	1	NM	28	—	—%
Total loan receivables	66,963	6,992	21.00%	60,124	6,306	21.15%
Total interest-earning assets	81,730	7,035	17.31%	74,017	6,327	17.24%
Non-interest-earning assets:
Cash and due from banks	1,036			578
Allowance for loan losses	(3,661)			(3,282)
Other assets	3,246			2,710
Total non-interest-earning assets	621			6
Total assets	$82,351			$74,023
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$44,807	$351	1.58%	$35,445	$283	1.61%
Borrowings of consolidated securitization entities	12,648	117	1.86%	14,085	105	1.50%
Bank term loan	1,466	31	4.25%	5,981	79	2.66%
Senior unsecured notes	6,701	115	3.45%	4,284	74	3.48%
Related party debt	—	—	—%	232	4	3.48%
Total interest-bearing liabilities	65,622	614	1.88%	60,027	545	1.83%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	217			153
Other liabilities	3,331			2,820
Total non-interest-bearing liabilities	3,548			2,973
Total liabilities	69,170			63,000
Equity
Total equity	13,181			11,023
Total liabilities and equity	$82,351			$74,023
Interest rate spread(5)			15.43%			15.41%
Net interest income		$6,421			$5,782
Net interest margin(6)			15.80%			15.75%
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

(3)
Includes average restricted cash balances of $586 million and $692 million for the three months ended June 30, 2016 and 2015, respectively, and $529 million and $775 million for the six months ended June 30, 2016 and 2015, respectively.

(4)
Interest income on credit cards includes fees on loans of $570 million and $526 million for the three months ended June 30, 2016 and 2015, respectively, and $1,154 million and $1,060 million for the six months ended June 30, 2016 and 2015, respectively.

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
Interest Income
Interest income increased by $338 million, or 10.6%, and by $708 million, or 11.2%, for the three and six months ended June 30, 2016, driven primarily by growth in our average loan receivables.
Average interest-earning assets

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2016	2015	2016	2015
Loan receivables, including held for sale	$66,943	$60,094	$66,963	$60,124
Liquidity portfolio and other	14,497	13,835	14,767	13,893
Total average interest-earning assets	$81,440	$73,929	$81,730	$74,017
The increases in average loan receivables of 11.4% for both current year periods was driven primarily by higher purchase volume of 9.4% and 12.6% for the three and six months ended June 30, 2016, respectively, as a result of average active account growth and higher purchase volume per account. Average active accounts increased 7.6% to 65.5 million and 7.3% to 66.0 million for the three and six months ended June 30, 2016, respectively, from 60.9 million and 61.5 million for the three and six months ended June 30, 2015, respectively.
Yield on average interest-earning assets

	Three months ended	Six months ended

Yield on average interest-earning assets for the period ended June 30, 2015	17.24%	17.24%
Yield on loan receivables, including held for sale	(0.14)	(0.15)
Liquidity portfolio and other	0.26	0.22
Yield on average interest-earning assets for the period ended June 30, 2016	17.36%	17.31%

The yield on interest-earning assets increased for the three and six months ended June 30, 2016 as lower average liquidity as a percentage of interest-earning assets and improved rates earned on our liquidity portfolio were partially offset by the decline in yield on our average loan receivables. The yield on our average loan receivables decreased to 20.99% for the three months ended June 30, 2016, and decreased to 21.00% for the six months ended June 30, 2016, reflecting the growth in promotional balances.
Interest Expense
Interest expense increased by $33 million, or 12.2%, and by $69 million, or 12.7%, for the three and six months ended June 30, 2016, respectively, driven primarily by the increases in our deposit liabilities. Our cost of funds increased to 1.88% for both the three and six months ended June 30, 2016, compared to 1.81% and 1.83% for the three and six months ended June 30, 2015, respectively, primarily due to higher short-term benchmark rates.

Average interest-bearing liabilities

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2016	2015	2016	2015
Interest-bearing deposit accounts	$45,490	$35,816	$44,807	$35,445
Borrowings of consolidated securitization entities	12,291	14,011	12,648	14,085
Third-party debt	7,183	9,942	8,167	10,265
Related party debt	—	—	—	232
Total average interest-bearing liabilities	$64,964	$59,769	$65,622	$60,027
The increases in average interest-bearing liabilities for the three and six months ended June 30, 2016 was driven primarily by growth in our direct deposits partially offset by the repayment of third-party debt and lower securitized financings.
Net Interest Income
Net interest income increased by $305 million, or 10.5%, and by $639 million, or 11.1%, for the three and six months ended June 30, 2016, respectively, driven by higher average loan receivables.
Retailer Share Arrangements
Retailer share arrangements increased by $43 million, or 6.9%, and by $53 million, or 4.1%, for the three and six months ended June 30, 2016, respectively, driven primarily by the growth and improved performance of the programs in which we have retailer share arrangements, partially offset by higher provision for loan losses and loyalty costs associated with these programs.
Provision for Loan Losses
Provision for loan losses increased by $281 million, or 38.0%, and by $497 million, or 34.8%, for the three and six months ended June 30, 2016, respectively, primarily due to higher expected losses and receivables growth. The increases in expected losses were primarily driven by an increase in our delinquent accounts, which occurred during the second quarter of 2016, and we are now estimating a 20-30 basis point increase in our forecasted net charge-off rate over the next twelve months.
Our allowance coverage ratio increased to 5.70% at June 30, 2016, as compared to 5.38% at June 30, 2015 reflecting this increase in forecasted losses inherent in our loan portfolio.
Other Income

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2016	2015	2016	2015
Interchange revenue	$151	$123	$281	$223
Debt cancellation fees	63	61	127	126
Loyalty programs	(135)	(94)	(245)	(172)
Other	4	30	12	44
Total other income	$83	$120	$175	$221
Other income decreased by $37 million, or 30.8%, and by $46 million, or 20.8%, for the three and six months ended June 30, 2016, respectively. These decreases were primarily due to a pre-tax gain of $20 million associated with the sale of certain loan portfolios in the three and six months ended June 30, 2015 and higher loyalty costs in the three and six months ended June 30, 2016, partially offset by increased interchange revenue driven by increased purchase volume outside of our retail partners' sales channels.

Other Expense

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2016	2015	2016	2015
Employee costs	$301	$250	$581	$489
Professional fees	154	156	300	318
Marketing and business development	107	108	201	190
Information processing	81	74	163	137
Other	196	217	394	417
Total other expense	$839	$805	$1,639	$1,551
Other expense increased by $34 million, or 4.2%, for the three months ended June 30, 2016, primarily due to an increase in employee costs, partially offset by a reduction in the "other" component of other expense. Employee costs increased primarily due to new employees added to support the continued growth of the business and build the necessary infrastructure for Separation. The decrease in "other" was primarily driven by EMV benefits and lower payments due to GE due to the replacement of certain services that were previously provided to us under the Transition Services Agreement ("TSA").
Other expense increased by $88 million, or 5.7%, for the six months ended June 30, 2016, primarily due to increases in employee costs and information processing, partially offset by a decrease in the "other" component of other expense. Employee costs increased primarily due to the same factors attributable to the increase for the three months ended June 30, 2016. Information processing costs increased in the six months ended June 30, 2016 primarily due to higher information technology investment and higher transaction volume. The decrease in "other" was primarily due to the same factors attributable to the decrease for the three months ended June 30, 2016.
Provision for Income Taxes

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2016	2015	2016	2015
Effective tax rate	36.6%	37.2%	37.0%	37.3%
Provision for income taxes	$282	$320	$628	$651
The effective tax rate for the three and six months ended June 30, 2016 decreased compared to the same periods in the prior year primarily due to the discrete impact of a change in state tax rates, a research and development credit and an additional tax benefit that is reimbursable to GE under the terms of the TSSA. In each period, the effective tax rate differs from the U.S. federal statutory tax rate of 35.0%, primarily due to these discrete items and state income taxes.
Platform Analysis
As discussed above under “—Our Sales Platforms,” we offer our products through three sales platforms (Retail Card, Payment Solutions and CareCredit), which management measures based on their revenue-generating activities. The following is a discussion of certain supplemental information for the three and six months ended June 30, 2016, for each of our sales platforms.

Retail Card

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2016	2015	2016	2015
Purchase volume	$25,411	$23,452	$46,961	$41,862
Period-end loan receivables	$46,705	$42,315	$46,705	$42,315
Average loan receivables, including held for sale	$45,861	$41,303	$45,990	$41,302
Average active accounts (in thousands)	52,314	48,981	52,798	49,513

Interest and fees on loans	$2,585	$2,335	$5,199	$4,672
Retailer share arrangements	$(656)	$(606)	$(1,317)	$(1,257)
Other income	$69	$107	$148	$193
Retail Card interest and fees on loans increased by $250 million, or 10.7%, and by $527 million, or 11.3%, for the three and six months ended June 30, 2016, respectively. These increases were primarily the result of increases in average loan receivables.
Retailer share arrangements increased by $50 million, or 8.3%, and by $60 million, or 4.8%, for the three and six months ended June 30, 2016, respectively, primarily as a result of the factors discussed under the heading “Retailer Share Arrangements” above.
Other income decreased by $38 million, or 35.5%, and by $45 million, or 23.3%, for the three and six months ended June 30, 2016, respectively. These decreases were primarily as a result of the factors discussed under the heading “Other Income” above.
Payment Solutions

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2016	2015	2016	2015
Purchase volume	$3,903	$3,371	$7,295	$6,319
Period-end loan receivables	$13,997	$12,194	$13,997	$12,194
Average loan receivables	$13,644	$11,971	$13,584	$11,990
Average active accounts (in thousands)	8,153	7,231	8,148	7,251

Interest and fees on loans	$467	$412	$924	$815
Retailer share arrangements	$(7)	$(14)	$(14)	$(22)
Other income	$3	$4	$7	$9
Payment Solutions interest and fees on loans increased by $55 million, or 13.3%, and by $109 million, or 13.4%, for the three and six months ended June 30, 2016, respectively. These increases were primarily driven by increases in average loan receivables.

CareCredit

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2016	2015	2016	2015
Purchase volume	$2,193	$1,987	$4,228	$3,768
Period-end loan receivables	$7,580	$6,922	$7,580	$6,922
Average loan receivables	$7,438	$6,820	$7,389	$6,832
Average active accounts (in thousands)	5,064	4,711	5,050	4,714

Interest and fees on loans	$442	$419	$869	$819
Retailer share arrangements	$(1)	$(1)	$(3)	$(2)
Other income	$11	$9	$20	$19
CareCredit interest and fees on loans increased by $23 million, or 5.5%, and by $50 million, or 6.1%, for the three and six months ended June 30, 2016, respectively. These increases were primarily the result of increases in average loan receivables, partially offset with a reduction in receivable yield.
Investment Securities
____________________________________________________________________________________________
The following discussion provides supplemental information regarding our investment securities portfolio. All of our investment securities are classified as available-for-sale at June 30, 2016 and December 31, 2015, and are held to meet our liquidity objectives and to comply with the Community Reinvestment Act. Investment securities classified as available-for-sale are reported in our Condensed Consolidated Statements of Financial Position at fair value.
The following table sets forth the amortized cost and fair value of our portfolio of investment securities at the dates indicated:

	At June 30, 2016		At December 31, 2015
($ in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debt:
U.S. government and federal agency	$1,800	$1,803	$2,768	$2,761
State and municipal	49	49	51	49
Residential mortgage-backed	848	856	323	317
Equity	15	15	15	15
Total	$2,712	$2,723	$3,157	$3,142
Unrealized gains and losses, net of the related tax effect, on available-for-sale securities that are not other-than-temporarily impaired are excluded from earnings and are reported as a separate component of comprehensive income (loss) until realized. At June 30, 2016, our investment securities had gross unrealized gains of $12 million and gross unrealized losses of $1 million. At December 31, 2015, our investment securities had gross unrealized gains of $2 million and gross unrealized losses of $17 million.

Our investment securities portfolio had the following maturity distribution at June 30, 2016. Equity securities have been excluded from the table because they do not have a maturity.

($ in millions)	Due in 1 Year or Less	Due After 1 through 5 Years	Due After 5 through 10 Years	Due After 10 years	Total
Debt:
U.S. government and federal agency	$1,101	$702	$—	$—	$1,803
State and municipal	—	1	—	48	49
Residential mortgage-backed	—	—	—	856	856
Total(1)	$1,101	$703	$—	$904	$2,708
Weighted average yield(2)	0.6%	0.8%	—%	3.0%	1.4%
______________________

(1)	Amounts stated represent estimated fair value.

(2)	Weighted average yield is calculated based on the amortized cost of each security. In calculating yield, no adjustment has been made with respect to any tax exempt obligations.
At June 30, 2016, we did not hold investments in any single issuer with an aggregate book value that exceeded 10% of equity, excluding obligations of the U.S. government.
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

($ in millions)	At June 30, 2016	(%)	At December 31, 2015	(%)
Loans
Credit cards	$65,511	96.0%	$65,773	96.3%
Consumer installment loans	1,293	1.9	1,154	1.7
Commercial credit products	1,389	2.0	1,323	1.9
Other	89	0.1	40	0.1
Total loans	$68,282	100.0%	$68,290	100.0%
Loan receivables remained relatively flat at June 30, 2016 compared to December 31, 2015, primarily driven by the seasonality of our business.
Loan receivables increased by $6,851 million, or 11.2%, at June 30, 2016 compared to June 30, 2015, primarily driven by higher purchase volume and average active account growth.

Our loan receivables portfolio had the following geographic concentration at June 30, 2016.

($ in millions)	Loan Receivables Outstanding(1)	% of Total Loan Receivables Outstanding
State
Texas	$6,783	9.9%
California	$6,644	9.7%
Florida	$5,421	7.9%
New York	$3,793	5.6%
Pennsylvania	$2,987	4.4%
______________________

(1)	Based on June 2016 customer statement-end balances extrapolated to June 30, 2016. Individual customer balances at June 30, 2016 are not available without undue burden and expense.
Impaired Loans and Troubled Debt Restructurings
Our loss mitigation strategy is intended to minimize economic loss and at times can result in rate reductions, principal forgiveness, extensions or other actions, which may cause the related loan to be classified as a Troubled Debt Restructuring (“TDR”) and also be impaired. We primarily use long-term (12 to 60 months) modification programs for borrowers experiencing financial difficulty as a loss mitigation strategy to improve long-term collectability of the loans that are classified as TDRs. For our credit card customers, the short-term program primarily consists of a reduced minimum payment and an interest rate reduction, both lasting for a period no longer than 12 months. The long-term program involves changing the structure of the loan to a fixed payment loan with a maturity no longer than 60 months and reducing the interest rate on the loan. The long-term program does not normally provide for the forgiveness of unpaid principal, but may allow for the reversal of certain unpaid interest or fee assessments. We also make loan modifications for some customers who request financial assistance through external sources, such as a consumer credit counseling agency program. The loans that are modified typically receive a reduced interest rate but continue to be subject to the original minimum payment terms and do not normally include waiver of unpaid principal, interest or fees. The determination of whether these changes to the terms and conditions meet the TDR criteria includes our consideration of all relevant facts and circumstances.
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

($ in millions)	At June 30, 2016	At December 31, 2015
Non-accrual loan receivables	$2	$3
Loans contractually 90 days past-due and still accruing interest	1,141	1,270
Earning TDRs(1)	734	712
Non-accrual, past-due and restructured loan receivables	$1,877	$1,985
______________________

(1)
At June 30, 2016 and December 31, 2015, balances exclude $47 million and $51 million, respectively, of TDRs which are included in loans contractually 90 days past-due and still accruing interest on the balance. See Note 4. Loan Receivables and Allowance for Loan Losses to our condensed consolidated financial statements for additional information on the financial effects of TDRs for the three and six months ended June 30, 2016 and 2015.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2016	2015	2016	2015
Gross amount of interest income that would have been recorded in accordance with the original contractual terms	$43	$37	$85	$73
Interest income recognized	12	12	24	25
Total interest income foregone	$31	$25	$61	$48
Delinquencies
Over-30 day loan delinquencies as a percentage of period-end loan receivables increased to 3.79% at June 30, 2016 from 3.53% at June 30, 2015, and decreased from 4.06% at December 31, 2015. The 26 basis point increase compared to the same period in the prior year was driven by the factors discussed in "Business Trends and Conditions — Stable Asset Quality" above. The decrease as compared to December 31, 2015 was primarily driven by the seasonality of our business, partially offset by the various factors referenced above.
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
The table below sets forth the ratio of net charge-offs to average loan receivables, including held for sale, for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Ratio of net charge-offs to average loan receivables, including held for sale	4.49%	4.63%	4.59%	4.56%
Allowance for Loan Losses
The allowance for loan losses totaled $3,894 million at June 30, 2016 compared with $3,497 million at December 31, 2015 and $3,302 million at June 30, 2015 representing our best estimate of probable losses inherent in the portfolio. Our allowance for loan losses as a percentage of total loan receivables increased to 5.70% at June 30, 2016, from 5.12% at December 31, 2015 and 5.38% at June 30, 2015, which reflects the current quarter increase in forecasted net charge-offs over the next twelve months.
The following tables provide changes in our allowance for loan losses for the periods presented:

($ in millions)	Balance at April 1, 2016	Provision charged to operations	Gross charge-offs	Recoveries	Balance at June 30, 2016

Credit cards	$3,543	$988	$(947)	$216	$3,800
Consumer installment loans	31	14	(9)	3	39
Commercial credit products	44	19	(13)	3	53
Other	2	—	—	—	2
Total	$3,620	$1,021	$(969)	$222	$3,894

($ in millions)	Balance at April 1, 2015	Provision charged to operations	Gross charge-offs	Recoveries	Balance at June 30, 2015

Credit cards	$3,184	$723	$(814)	$136	$3,229
Consumer installment loans	24	2	(7)	4	23
Commercial credit products	47	14	(13)	1	49
Other	—	1	—	—	$1
Total	$3,255	$740	$(834)	$141	$3,302

($ in millions)	Balance at January 1, 2016	Provision charged to operations	Gross charge-offs	Recoveries	Balance at June 30, 2016

Credit cards	$3,420	$1,872	$(1,901)	$409	$3,800
Consumer installment loans	26	27	(20)	6	39
Commercial credit products	50	24	(26)	5	53
Other	1	1	—	—	2
Total	$3,497	$1,924	$(1,947)	$420	$3,894

	Balance at January 1, 2015	Provision Charged to Operations	Gross Charge- Offs	Recoveries	Balance at June 30, 2015
($ in millions)
Credit cards	$3,169	$1,392	$(1,648)	$316	$3,229
Consumer installment loans	22	9	(16)	8	23
Commercial credit products	45	25	(24)	3	49
Other	—	1	—	—	1
Total	$3,236	$1,427	$(1,688)	$327	$3,302

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
Funding Sources
Our primary funding sources include cash from operations, deposits (direct and brokered deposits), third-party debt and securitized financings.

The following table summarizes information concerning our funding sources during the periods indicated:

	2016			2015
Three months ended June 30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$45,490	70.0%	1.6%	$35,816	59.9%	1.6%
Securitized financings	12,291	18.9	1.9	14,011	23.4	1.5
Senior unsecured notes	6,809	10.5	3.4	4,568	7.7	3.4
Bank term loan	374	0.6	7.5	5,374	9.0	2.4
Total	$64,964	100.0%	1.9%	$59,769	100.0%	1.8%
______________________

(1)
Excludes $217 million and $166 million average balance of non-interest-bearing deposits for the three months ended June 30, 2016 and June 30, 2015, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the three months ended June 30, 2016 and 2015.

	2016			2015
Six months ended June 30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$44,807	68.3%	1.6%	$35,445	59.0%	1.6%
Securitized financings	12,648	19.3	1.9	14,085	23.5	1.5
Senior unsecured notes	6,701	10.2	3.5	4,284	7.1	3.5
Bank term loan	1,466	2.2	4.3	5,981	10.0	2.7
Related party debt(2)	—	—	—	232	0.4	3.5
Total	$65,622	100.0%	1.9%	$60,027	100.0%	1.8%

______________________

(1)
Excludes $217 million and $153 million average balance of non-interest-bearing deposits for the six months ended June 30, 2016 and June 30, 2015, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the six months ended June 30, 2016 and 2015.

(2)	Represents amounts outstanding under GECC Term Loan, which were fully repaid in the six months ended June 30, 2015.

Deposits
We obtain deposits directly from retail and commercial customers (“direct deposits”) or through third-party brokerage firms that offer our deposits to their customers (“brokered deposits”). At June 30, 2016, we had $34.1 billion in direct deposits (which includes deposits from banks and financial institutions) and $12.3 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger that channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to continue to expand our direct deposits base as a source of stable and diversified low cost funding.
Our direct deposits include a range of FDIC-insured deposit products, including certificates of deposit, IRAs, money market accounts and savings accounts.
Brokered deposits are primarily from retail customers of large brokerage firms. We have relationships with 10 brokers that offer our deposits through their networks. Our brokered deposits consist primarily of certificates of deposit that bear interest at a fixed rate and at June 30, 2016, had a weighted average remaining life of 3.2 years. These deposits generally are not subject to early withdrawal.
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
The following table summarizes certain information regarding our interest-bearing deposits by type (all of which constitute U.S. deposits) for the periods indicated:

Three months ended June 30 ($ in millions)	2016			2015
	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$19,379	42.6%	1.5%	$14,966	41.8%	1.4%
Savings accounts (including money market accounts)	13,682	30.1	1.0	7,438	20.8	1.0
Brokered deposits	12,429	27.3	2.2	13,412	37.4	2.3
Total interest-bearing deposits	$45,490	100.0%	1.6%	$35,816	100.0%	1.6%

Six months ended June 30 ($ in millions)	2016			2015
	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$18,815	42.0%	1.5%	$14,414	40.7%	1.4%
Savings accounts (including money market accounts)	13,131	29.3	1.0	6,981	19.7%	1.0
Brokered deposits	12,861	28.7	2.2	14,050	39.6%	2.2
Total interest-bearing deposits	$44,807	100.0%	1.6%	$35,445	100.0%	1.6%
Our deposit liabilities provide funding with maturities ranging from one day to ten years. At June 30, 2016, the weighted average maturity of our interest-bearing time deposits was 2.1 years. See Note 7. Deposits to our condensed consolidated financial statements for more information on their maturities.
The following table summarizes deposits by contractual maturity at June 30, 2016.

($ in millions)	3 Months or Less	Over 3 Months but within 6 Months	Over 6 Months but within 12 Months	Over 12 Months	Total
U.S. deposits (less than $100,000)(1)	$5,289	$1,512	$3,269	$10,904	$20,974
U.S. deposits ($100,000 or more)
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	1,695	1,431	4,283	5,958	13,367
Savings accounts (including money market accounts)	11,014	—	—	—	11,014
Brokered deposits:
Sweep accounts	1,072	—	—	—	1,072
Total	$19,070	$2,943	$7,552	$16,862	$46,427
______________________

(1)	Includes brokered certificates of deposit for which underlying individual deposit balances are assumed to be less than $100,000.

Securitized Financings
We have been engaged in the securitization of our credit card receivables since 1997. We access the asset-backed securitization market using the Synchrony Credit Card Master Note Trust (“SYNCT”) through which we issue asset-backed securities through both public transactions and private transactions funded by financial institutions and commercial paper conduits. In addition, we issue asset-backed securities in private transactions through the Synchrony Sales Finance Master Trust (“SFT”). During the second quarter of 2016 we repaid all of the remaining outstanding third party indebtedness issued by the Synchrony Receivables Trust (“SRT”).
The following table summarizes expected contractual maturities of the investors’ interests in securitized financings, excluding debt premiums, discounts and issuance cost at June 30, 2016.

($ in millions)	Less Than One Year	One Year Through Three Years	After Three Through Five Years	After Five Years	Total
Scheduled maturities of long-term borrowings—owed to securitization investors:
SYNCT(1)	$883	$6,781	$2,188	$—	$9,852
SFT	500	1,600	300	—	2,400
Total long-term borrowings—owed to securitization investors	$1,383	$8,381	$2,488	$—	$12,252
______________________

(1)	Excludes subordinated classes of SYNCT notes that we own.
We retain exposure to the performance of trust assets through: (i) in the case of SYNCT and SFT, subordinated retained interests in the receivables transferred to the trust in excess of the principal amount of the notes for a given series to provide credit enhancement for a particular series, as well as a pari passu seller’s interest in each trust and (ii) subordinated classes of SYNCT notes that we own.
All of our securitized financings include early repayment triggers, referred to as early amortization events, including events related to material breaches of representations, warranties or covenants, inability or failure of the Bank to transfer loans to the trusts as required under the securitization documents, failure to make required payments or deposits pursuant to the securitization documents, and certain insolvency-related events with respect to the related securitization depositor, Synchrony (solely with respect to SYNCT) or the Bank. In addition, an early amortization event will occur with respect to a series if the excess spread as it relates to a particular series falls below zero. Following an early amortization event, principal collections on the loans in our trusts are applied to repay principal of the asset-backed securities rather than being available on a revolving basis to fund the origination activities of our business. The occurrence of an early amortization event also would limit or terminate our ability to issue future series out of the trust in which the early amortization event occurred. No early amortization event has occurred with respect to any of the securitized financings in SYNCT or SFT.
The following table summarizes for each of our trusts the three-month rolling average excess spread at June 30, 2016.

	Note Principal Balance ($ in millions)	# of Series Outstanding	Three-Month Rolling Average Excess Spread(1)
SYNCT(2)	$11,395	22	~13.5% to 16.9%
SFT	$2,400	10	13.2%
______________________

(1)
Represents the excess spread (generally calculated as interest income collected from the applicable pool of loan receivables less applicable net charge-offs, interest expense and servicing costs, divided by the aggregate principal amount of loan receivables in the applicable pool) for each trust (or, in the case of SYNCT, represents a range of the excess spreads relating to the particular series issued within the trust), in each case calculated in accordance with the applicable trust or series documentation, for the three securitization monthly periods ending prior to June 30, 2016.

(2)	Includes subordinated classes of SYNCT notes that we own.

Third-Party Debt
Senior Unsecured Notes
The following table provides a summary of our outstanding senior unsecured notes at June 30, 2016.

($ in millions)	Maturity	Principal Amount Outstanding(1)
Fixed rate senior unsecured notes:
1.875% senior unsecured notes	August, 2017	$500
2.600% senior unsecured notes	January, 2019	1,000
3.000% senior unsecured notes	August, 2019	1,100
2.700% senior unsecured notes	February, 2020	750
3.750% senior unsecured notes	August, 2021	750
4.250% senior unsecured notes	August, 2024	1,250
4.500% senior unsecured notes	July, 2025	1,000
Total fixed rate senior unsecured notes		$6,350

Floating rate senior unsecured notes:
Three-month LIBOR plus 1.40% senior unsecured notes	November, 2017	$500
Three-month LIBOR plus 1.23% senior unsecured notes	February, 2020	$250
Total floating rate senior unsecured notes		$750
______________________

(1)	The amounts shown exclude unamortized debt discount, premiums and issuance cost.
At June 30, 2016, the aggregate amount of outstanding senior unsecured notes was $7.1 billion and the weighted average interest rate was 3.24%.
Bank Term Loan
During the six months ended June 30, 2016, we prepaid $4.1 billion representing all the remaining outstanding indebtedness under the Bank Term Loan whose initial maturity date was August 2019.
Short-Term Borrowings
Except as described above, there were no material short-term borrowings for the periods presented.
Undrawn Securitized Financings
At June 30, 2016, we had an aggregate of $7.0 billion of undrawn committed capacity on our securitized financings, subject to customary borrowing conditions, from private lenders under our two existing securitization programs.
Other
At June 30, 2016, we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.

Covenants
The indenture pursuant to which our senior unsecured notes have been issued includes various covenants, including covenants that restrict (subject to certain exceptions) Synchrony’s ability to dispose of, or incur liens on, any of the voting stock of the Bank or otherwise permit the Bank to be merged, consolidated, leased or sold in a manner that results in the Bank being less than 80% controlled by us. If we do not satisfy any of these covenants discussed above, the maturity of amounts outstanding thereunder may be accelerated and become payable. We were in compliance with all of these covenants at June 30, 2016.
Our real estate leases also include various covenants, but typically do not include financial covenants. If we do not satisfy the covenants in the real estate leases, the leases may be terminated and we may be liable for damage claims.
At June 30, 2016, we were not in default under our senior unsecured notes and had not received any notices of default under any of our real estate leases.
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
We maintain a liquidity portfolio, which at June 30, 2016 had $14.0 billion of liquid assets, primarily consisting of cash and equivalents and short-term obligations of the U.S. Treasury, less cash in transit which is not considered to be liquid, compared to $14.8 billion of liquid assets at December 31, 2015. The decrease in liquid assets was primarily due to the prepayment of the Bank Term Loan partially offset by the increase in deposits.
As additional sources of liquidity, at June 30, 2016, we had an aggregate of $7.0 billion of undrawn committed capacity, subject to customary borrowing conditions, from private lenders under our existing securitization programs, and we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
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
Our capital adequacy assessment also includes tax and accounting considerations in accordance with regulatory guidance. We maintain a deferred tax asset on our balance sheet, and we include this asset when calculating our regulatory capital levels. However, for regulatory capital purposes, deferred tax assets are (i) limited to the amount of taxes previously paid that a company could recover through loss carrybacks; and (ii) 10% of the amount of our Tier 1 capital. At June 30, 2016, no portion of our deferred tax asset was disallowed for regulatory capital purposes.
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
Dividend and Share Repurchases
On July 7, 2016, the Company announced that its Board approved a quarterly cash dividend of $0.13 per share of common stock and a share repurchase program of up to $952 million for the four quarters ending June 30, 2017. The Company expects to make share repurchases subject to market conditions and other factors, including legal and regulatory restrictions and required approvals.
The Board also declared a quarterly cash dividend of $0.13 per share of common stock, payable on August 25, 2016 to holders of record at the close of business on August 12, 2016.
The declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board and will depend on many factors, including the financial condition, earnings, capital and liquidity requirements of us and the Bank, regulatory restrictions, corporate law and contractual restrictions and other factors that our board of directors deems relevant. In addition, banking laws and regulations and our banking regulators may limit our ability to pay dividends and make repurchases of our stock. For a discussion of regulatory restrictions on our and the Bank’s ability to pay dividends and repurchase stock, see “Risk Factors—Risks Relating to Regulation—We are subject to restrictions that limit our ability to pay dividends and repurchase our common stock; the Bank is subject to restrictions that limit its ability to pay dividends to us, which could limit our ability to pay dividends or make payments on our indebtedness” in our 2015 Form 10-K.
Regulatory Capital Requirements - Synchrony Financial
As a savings and loan holding company, we are required to maintain minimum capital ratios, under the applicable U.S. Basel III capital rules. For more information, see “Regulation—Savings and Loan Holding Company Regulation” in our 2015 Form 10-K.

For Synchrony Financial to be a well-capitalized savings and loan holding company, Synchrony Bank must be well-capitalized and Synchrony Financial must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. As of June 30, 2016, Synchrony Financial met all the requirements to be deemed well-capitalized.
The following table sets forth at June 30, 2016 and December 31, 2015 the composition of our capital ratios for the Company calculated under the Basel III regulatory capital standards.

	Basel III Transition (unless otherwise stated)
	At June 30, 2016		At December 31, 2015
($ in millions)	Amount	Ratio(1)	Amount	Ratio(1)
Total risk-based capital	$13,500	19.8%	$12,531	18.1%
Tier 1 risk-based capital	$12,610	18.5%	$11,633	16.8%
Tier 1 leverage	$12,610	15.6%	$11,633	14.4%
Common equity Tier 1 capital	$12,610	18.5%	$11,633	16.8%
Common equity Tier 1 capital - fully phased-in (estimated)	$12,344	18.0%	$11,234	15.9%
______________________

(1)
Tier 1 leverage ratio represents total tier 1 capital as a percentage of total average assets, after certain adjustments. All other ratios presented above represent the applicable capital measure as a percentage of risk-weighted assets.

The increase in our Common equity Tier 1 capital ratio was primarily due to the retention of the Company's net earnings for the six months ended June 30, 2016.
Non-GAAP Measures
The capital ratios presented above include common equity Tier 1 capital ("CET1") as calculated under the U.S. Basel III capital rules on a fully phased-in basis, which is not currently required by our regulators to be disclosed and, as such, is considered to be a non-GAAP measure. We believe that this capital ratio is a useful measure to investors because it is widely used by analysts and regulators to assess the capital position of financial services companies, although this ratio may not be comparable to similarly titled measures reported by other companies. The following table sets forth a reconciliation of the components of our CET1 capital ratio as calculated on a fully phased-in basis set forth above, to the comparable GAAP component at June 30, 2016 and December 31, 2015.

($ in millions)	At June 30, 2016	At December 31, 2015
Basel III - Common equity Tier 1 (transition)	$12,610	$11,633
Adjustments related to capital components during transition(1)	(266)	(399)

Basel III - Common equity Tier 1 (fully phased-in)	$12,344	$11,234

Risk-weighted assets - Basel III (transition)	$68,188	$69,224
Adjustments related to risk weighted assets during transition(2)	274	1,269

Risk-weighted assets - Basel III (fully phased-in)	$68,462	$70,493

______________________

(1)	Adjustments related to capital components to determine CET1 (fully phased-in) include the phase-in of the intangible asset exclusion.

(2)
Key differences between Basel III transition rules and fully phased-in Basel III rules relate to the calculation of risk-weighted assets including, but not limited to, risk weighting of deferred tax assets and adjustments to capital for certain intangible assets.

Regulatory Capital Requirements - Synchrony Bank
At June 30, 2016 and December 31, 2015, the Bank met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. Effective January 1, 2015, the Bank became subject to the U.S. Basel III regulatory capital standards, subject to transition provisions. The following table sets forth the composition of the Bank’s capital ratios calculated under the Basel III rules at June 30, 2016 and December 31, 2015.

	At June 30, 2016		At December 31, 2015		Minimum to be Well- Capitalized under Prompt Corrective Action Provisions - Basel III
($ in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital	$9,064	17.4%	$8,442	16.6%	$5,197	10.0%
Tier 1 risk-based capital	$8,383	16.1%	$7,781	15.3%	$4,158	8.0%
Tier 1 leverage	$8,383	13.6%	$7,781	13.1%	$3,090	5.0%
Common equity Tier 1 capital	$8,383	16.1%	$7,781	15.3%	$3,378	6.5%
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
Off-Balance Sheet Arrangements and Unfunded Lending Commitments
____________________________________________________________________________________________
We do not have any significant off-balance sheet arrangements, including guarantees of third-party obligations. Guarantees are contracts or indemnification agreements that contingently require us to make a guaranteed payment or perform an obligation to a third-party based on certain trigger events. At June 30, 2016, we had not recorded any contingent liabilities in our Condensed Consolidated Statement of Financial Position related to any guarantees.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires an entity to measure all expected credit losses for financial assets held at the reporting date. Financial assets measured at amortized cost are to be presented at the net amount expected to be collected. The allowance for loan losses is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. This standard is effective for annual and interim reporting periods for fiscal years beginning after December 15, 2019, with early adoption permitted for annual and interim periods for fiscal years beginning after December 15, 2018. The amendments in this standard will be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We are evaluating the effect that ASU 2016-13 will have on our consolidated financial statements and related disclosures.
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

ITEM 1. FINANCIAL STATEMENTS
Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Earnings
(Unaudited)
____________________________________________________________________________________________

	Three months ended June 30,		Six months ended June 30,
($ in millions, except per share data)	2016	2015	2016	2015
Interest income:
Interest and fees on loans (Note 4)	$3,494	$3,166	$6,992	$6,306
Interest on investment securities	21	11	43	21
Total interest income	3,515	3,177	7,035	6,327
Interest expense:
Interest on deposits	179	146	351	283
Interest on borrowings of consolidated securitization entities	59	53	117	105
Interest on third-party debt	65	71	146	153
Interest on related party debt	—	—	—	4
Total interest expense	303	270	614	545
Net interest income	3,212	2,907	6,421	5,782
Retailer share arrangements	(664)	(621)	(1,334)	(1,281)
Net interest income, after retailer share arrangements	2,548	2,286	5,087	4,501
Provision for loan losses (Note 4)	1,021	740	1,924	1,427
Net interest income, after retailer share arrangements and provision for loan losses	1,527	1,546	3,163	3,074
Other income:
Interchange revenue	151	123	281	223
Debt cancellation fees	63	61	127	126
Loyalty programs	(135)	(94)	(245)	(172)
Other	4	30	12	44
Total other income	83	120	175	221
Other expense:
Employee costs	301	250	581	489
Professional fees	154	156	300	318
Marketing and business development	107	108	201	190
Information processing	81	74	163	137
Other	196	217	394	417
Total other expense	839	805	1,639	1,551
Earnings before provision for income taxes	771	861	1,699	1,744
Provision for income taxes (Note 12)	282	320	628	651
Net earnings	$489	$541	$1,071	$1,093

Earnings per share
Basic	$0.59	$0.65	$1.28	$1.31
Diluted	$0.58	$0.65	$1.28	$1.31

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
____________________________________________________________________________________________

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2016	2015	2016	2015

Net earnings	$489	$541	$1,071	$1,093

Other comprehensive income (loss)
Investment securities	6	(4)	17	(3)
Currency translation adjustments	5	1	6	(5)
Employee benefit plans	—	—	(2)	1
Other comprehensive income (loss)	11	(3)	21	(7)

Comprehensive income	$500	$538	$1,092	$1,086
Amounts presented net of taxes.

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Financial Position
____________________________________________________________________________________________

($ in millions)	At June 30, 2016	At December 31, 2015
	(Unaudited)
Assets
Cash and equivalents	$11,787	$12,325
Investment securities (Note 3)	2,723	3,142
Loan receivables: (Notes 4 and 5)
Unsecuritized loans held for investment	44,854	42,826
Restricted loans of consolidated securitization entities	23,428	25,464
Total loan receivables	68,282	68,290
Less: Allowance for loan losses	(3,894)	(3,497)
Loan receivables, net	64,388	64,793
Goodwill	949	949
Intangible assets, net (Note 6)	704	701
Other assets(a)	1,833	2,080
Total assets	$82,384	$83,990

Liabilities and Equity
Deposits: (Note 7)
Interest-bearing deposit accounts	$46,220	$43,215
Non-interest-bearing deposit accounts	207	152
Total deposits	46,427	43,367
Borrowings: (Notes 5 and 8)
Borrowings of consolidated securitization entities	12,236	13,589
Bank term loan	—	4,133
Senior unsecured notes	7,059	6,557
Total borrowings	19,295	24,279
Accrued expenses and other liabilities	2,947	3,740
Total liabilities	$68,669	$71,386

Equity:
Common Stock, par share value $0.001 per share; 4,000,000,000 shares authorized, 833,920,699 and 833,828,340 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	$1	$1
Additional paid-in capital	9,370	9,351
Retained earnings	4,364	3,293
Accumulated other comprehensive income (loss):
Investment securities	7	(10)
Currency translation adjustments	(13)	(19)
Other	(14)	(12)
Total equity	13,715	12,604
Total liabilities and equity	$82,384	$83,990
_______________________
(a) Other assets include restricted cash and equivalents of $304 million and $391 million at June 30, 2016 and December 31, 2015, respectively.
See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
____________________________________________________________________________________________

	Common Stock
($ in millions, shares in thousands)	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity

Balance at January 1, 2015	833,765	$1	$9,408	$1,079	$(10)	$10,478
Comprehensive income:
Net earnings	—	—	—	1,093	—	1,093
Other comprehensive income	—	—	—	—	(7)	(7)
Stock-based compensation	—	—	16	—	—	16
Other	—	—	(2)	—	—	(2)
Balance at June 30, 2015	833,765	$1	$9,422	$2,172	$(17)	$11,578

Balance at January 1, 2016	833,828	$1	$9,351	$3,293	$(41)	$12,604
Comprehensive income:
Net earnings	—	—	—	1,071	—	1,071
Other comprehensive income	—	—	—	—	21	21
Stock-based compensation	93	—	19	—	—	19
Balance at June 30, 2016	833,921	$1	$9,370	$4,364	$(20)	$13,715

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
____________________________________________________________________________________________

	Six months ended June 30,
($ in millions)	2016	2015
Cash flows - operating activities
Net earnings	$1,071	$1,093
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for loan losses	1,924	1,427
Deferred income taxes	97	25
Depreciation and amortization	108	81
(Increase) decrease in interest and fees receivable	(35)	195
(Increase) decrease in other assets	42	(99)
Increase (decrease) in accrued expenses and other liabilities	(496)	66
All other operating activities	261	190
Cash from (used for) operating activities	2,972	2,978

Cash flows - investing activities
Maturity and redemption of investment securities	996	1,034
Purchases of investment securities	(565)	(3,123)
Acquisition of loan receivables	(54)	(931)
Net (increase) decrease in restricted cash and equivalents	87	803
Proceeds from sale of loan receivables	—	392
Net (increase) decrease in loan receivables	(1,613)	(966)
All other investing activities	(86)	(200)
Cash from (used for) investing activities	(1,235)	(2,991)

Cash flows - financing activities
Borrowings of consolidated securitization entities
Proceeds from issuance of securitized debt	2,167	2,167
Maturities and repayment of securitized debt	(3,524)	(3,193)
Third-party debt
Proceeds from issuance of third-party debt	498	992
Maturities and repayment of third-party debt	(4,151)	(3,094)
Related party debt
Maturities and repayment of related party debt	—	(655)
Net increase (decrease) in deposits	2,737	2,589
All other financing activities	(2)	—
Cash from (used for) financing activities	(2,275)	(1,194)

Increase (decrease) in cash and equivalents	(538)	(1,207)
Cash and equivalents at beginning of period	12,325	11,828
Cash and equivalents at end of period	$11,787	$10,621

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
NOTE 3.    INVESTMENT SECURITIES
All of our investment securities are classified as available-for-sale and are held to meet our liquidity objectives and to comply with the Community Reinvestment Act. Our investment securities consist of the following:

	June 30, 2016				December 31, 2015
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
($ in millions)	cost	gains	losses	fair value	cost	gains	losses	fair value
Debt
U.S. government and federal agency	$1,800	$3	$—	$1,803	$2,768	$—	$(7)	$2,761
State and municipal	49	1	(1)	49	51	1	(3)	49
Residential mortgage-backed(a)	848	8	—	856	323	1	(7)	317
Equity	15	—	—	15	15	—	—	15
Total	$2,712	$12	$(1)	$2,723	$3,157	$2	$(17)	$3,142
_______________________

(a)
All of our residential mortgage-backed securities have been issued by government-sponsored entities and are collateralized by U.S. mortgages. At June 30, 2016 and December 31, 2015, $342 million and $317 million, respectively, are pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve Discount Window advances.

The following table presents the estimated fair values and gross unrealized losses of our available-for-sale investment securities:

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
($ in millions)	fair value	losses	fair value	losses
At June 30, 2016
Debt
U.S. government and federal agency	$—	$—	$—	$—
State and municipal	12	(1)	2	—
Residential mortgage-backed	30	—	54	—
Equity	1	—	—	—
Total	$43	$(1)	$56	$—

At December 31, 2015
Debt
U.S. government and federal agency	$2,611	$(7)	$—	$—
State and municipal	40	(3)	—	—
Residential mortgage-backed	175	(3)	91	(4)
Equity	1	—	—	—
Total	$2,827	$(13)	$91	$(4)
We regularly review investment securities for impairment using both qualitative and quantitative criteria. We presently do not intend to sell our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell these securities before recovery of our amortized cost.
There were no other-than-temporary impairments recognized for the three and six months ended June 30, 2016 and 2015.
Contractual Maturities of Investments in Available-for-Sale Debt Securities (excluding residential mortgage-backed securities)

	Amortized	Estimated
At June 30, 2016 ($ in millions)	cost	fair value

Due
Within one year	$1,099	$1,101
After one year through five years	$702	$703
After five years through ten years	$—	$—
After ten years	$48	$48
We expect actual maturities to differ from contractual maturities because borrowers have the right to prepay certain obligations.
There were no material realized gains or losses recognized for the three and six months ended June 30, 2016 and 2015.
Although we generally do not have the intent to sell any specific securities held at June 30, 2016, in the ordinary course of managing our investment securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield, liquidity requirements and funding obligations.

NOTE 4.    LOAN RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

($ in millions)	June 30, 2016	December 31, 2015

Credit cards	$65,511	$65,773
Consumer installment loans	1,293	1,154
Commercial credit products	1,389	1,323
Other	89	40
Total loan receivables, before allowance for losses(a)(b)	$68,282	$68,290
_______________________

(a)
Total loan receivables include $23.4 billion and $25.5 billion of restricted loans of consolidated securitization entities at June 30, 2016 and December 31, 2015, respectively. See Note 5. Variable Interest Entities for further information on these restricted loans.

(b)	At June 30, 2016 and December 31, 2015, loan receivables included deferred expense, net of deferred income, of $76 million and $63 million, respectively.
Allowance for Loan Losses

($ in millions)	Balance at April 1, 2016	Provision charged to operations	Gross charge-offs	Recoveries	Balance at June 30, 2016

Credit cards	$3,543	$988	$(947)	$216	$3,800
Consumer installment loans	31	14	(9)	3	39
Commercial credit products	44	19	(13)	3	53
Other	2	—	—	—	$2
Total	$3,620	$1,021	$(969)	$222	$3,894

($ in millions)	Balance at April 1, 2015	Provision charged to operations	Gross charge-offs	Recoveries	Balance at June 30, 2015

Credit cards	$3,184	$723	$(814)	$136	$3,229
Consumer installment loans	24	2	(7)	4	23
Commercial credit products	47	14	(13)	1	49
Other	—	1	—	—	$1
Total	$3,255	$740	$(834)	$141	$3,302

($ in millions)	Balance at January 1, 2016	Provision charged to operations	Gross charge-offs	Recoveries	Balance at June 30, 2016

Credit cards	$3,420	$1,872	$(1,901)	$409	$3,800
Consumer installment loans	26	27	(20)	6	39
Commercial credit products	50	24	(26)	5	53
Other	1	1	—	—	$2
Total	$3,497	$1,924	$(1,947)	$420	$3,894

($ in millions)	Balance at January 1, 2015	Provision charged to operations	Gross charge-offs	Recoveries	Balance at June 30, 2015

Credit cards	$3,169	$1,392	$(1,648)	$316	$3,229
Consumer installment loans	22	9	(16)	8	23
Commercial credit products	45	25	(24)	3	49
Other	—	1	—	—	1
Total	$3,236	$1,427	$(1,688)	$327	$3,302

Delinquent and Non-accrual Loans

At June 30, 2016 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing

Credit cards	$1,400	$1,126	$2,526	$1,126	$—
Consumer installment loans	14	2	16	—	2
Commercial credit products	28	15	43	15	—
Total delinquent loans	$1,442	$1,143	$2,585	$1,141	$2
Percentage of total loan receivables(a)	2.1%	1.7%	3.8%	1.7%	—%

At December 31, 2015 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing

Credit cards	$1,451	$1,257	$2,708	$1,257	$—
Consumer installment loans	16	3	19	—	3
Commercial credit products	32	13	45	13	—
Total delinquent loans	$1,499	$1,273	$2,772	$1,270	$3
Percentage of total loan receivables(a)	2.2%	1.9%	4.1%	1.9%	—%
______________________

(a)	Percentages are calculated based on period-end balances.
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

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2016	2015	2016	2015
Credit cards	$119	$109	$251	$227
Consumer installment loans	—	—	—	—
Commercial credit products	—	1	1	3
Total	$119	$110	$252	$230
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

At June 30, 2016 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$775	$(261)	$514	$682
Consumer installment loans	—	—	—	—
Commercial credit products	6	(3)	3	6
Total	$781	$(264)	$517	$688

At December 31, 2015 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$756	$(256)	$500	$659
Consumer installment loans	—	—	—	—
Commercial credit products	7	(3)	4	6
Total	$763	$(259)	$504	$665
Financial Effects of TDRs
As part of our loan modifications for borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following table presents the types and financial effects of loans modified and accounted for as TDRs during the periods presented:

Three months ended June 30,	2016			2015
($ in millions)	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$12	$43	$773	$12	$36	$715
Consumer installment loans	—	—	—	—	—	—
Commercial credit products	—	—	6	—	1	8
Total	$12	$43	$779	$12	$37	$723

Six months ended June 30,	2016			2015
($ in millions)	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$24	$85	$768	$25	$72	$715
Consumer installment loans	—	—	—	—	—	—
Commercial credit products	—	—	6	—	1	8
Total	$24	$85	$774	$25	$73	$723

Payment Defaults
The following table presents the type, number and amount of loans accounted for as TDRs that enrolled in a modification plan within the previous 12 months and experienced a payment default during the periods presented. A customer defaults from a modification program after two consecutive missed payments.

Three months ended June 30,	2016		2015
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	7,735	$25	10,956	$21
Consumer installment loans	—	—	—	—
Commercial credit products	44	—	29	—
Total	7,779	$25	10,985	$21

Six months ended June 30,	2016		2015
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	18,024	$46	17,785	$35
Consumer installment loans	—	—	—	—
Commercial credit products	81	—	56	—
Total	18,105	$46	17,841	$35
Credit Quality Indicators
Our loan receivables portfolio includes both secured and unsecured loans. Secured loan receivables are largely comprised of consumer installment loans secured by equipment. Unsecured loan receivables are largely comprised of our open-ended consumer and commercial revolving credit card loans. As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, as well as information from credit bureaus, such as a Fair Isaac Corporation (“FICO”) or other credit scores, relating to the customer’s broader credit performance. FICO scores are generally obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three credit score categories: (i) 661 or higher, which are considered the strongest credits; (ii) 601 to 660, considered moderate credit risk; and (iii) 600 or less, which are considered weaker credits. There are certain customer accounts for which a FICO score is not available where we use alternative sources to assess their credit and predict behavior. The following table provides the most recent FICO scores available for our customers at June 30, 2016 and December 31, 2015, respectively, as a percentage of each class of loan receivable. The table below excludes 0.9% of our total loan receivables balances at June 30, 2016 and December 31, 2015, which represents those customer accounts for which a FICO score is not available.

	June 30, 2016			December 31, 2015
	661 or	601 to	600 or	661 or	601 to	600 or
	higher	660	less	higher	660	less

Credit cards	73.4%	19.6%	7.0%	73.0%	19.8%	7.2%
Consumer installment loans	78.6%	16.1%	5.3%	77.7%	16.6%	5.7%
Commercial credit products	86.9%	8.6%	4.5%	86.8%	8.7%	4.5%

Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and by applying the same credit standards for all of our credit products. Unused credit card lines available to our customers totaled approximately $335 billion and $322 billion at June 30, 2016 and December 31, 2015, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.
Interest Income by Product
The following table provides additional information about our interest and fees on loans from our loan receivables, including held for sale:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2016	2015	2016	2015
Credit cards	$3,432	$3,106	$6,868	$6,185
Consumer installment loans	28	26	55	51
Commercial credit products	33	34	68	70
Other	1	—	1	—
Total	$3,494	$3,166	$6,992	$6,306
NOTE 5.    VARIABLE INTEREST ENTITIES
We use VIEs to securitize loans and arrange asset-backed financing in the ordinary course of business. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE and we did not provide non-contractual support for previously transferred loan receivables to any VIE in the three and six months ended June 30, 2016 and 2015. Our VIEs are able to accept new loan receivables and arrange new asset-backed financings, consistent with the requirements and limitations on such activities placed on the VIE by existing investors. Once an account has been designated to a VIE, the contractual arrangements we have require all existing and future loans originated under such account to be transferred to the VIE. The amount of loan receivables held by our VIEs in excess of the minimum amount required under the asset-backed financing arrangements with investors may be removed by us under random removal of accounts provisions. All loan receivables held by a VIE are subject to claims of third-party investors.
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
The table below summarizes the assets and liabilities of our consolidated securitization VIEs described above.

($ in millions)	June 30, 2016	December 31, 2015
Assets
Loan receivables, net(a)	$22,323	$24,338
Other assets(b)	126	127
Total	$22,449	$24,465

Liabilities
Borrowings	$12,236	$13,589
Other liabilities	22	30
Total	$12,258	$13,619
_______________________

(a)	Includes $1.1 billion of related allowance for loan losses resulting in gross restricted loans of $23.4 billion and $25.5 billion at June 30, 2016 and December 31, 2015, respectively.

(b)
Includes $117 million and $118 million of segregated funds held by the VIEs at June 30, 2016 and December 31, 2015, respectively, which are classified as restricted cash and equivalents and included as a component of other assets in our Condensed Consolidated Statements of Financial Position.

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
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $1.1 billion and $1.2 billion for the three months ended June 30, 2016 and 2015, respectively. Related expenses consisted primarily of provision for loan losses of $275 million and $310 million for the three months ended June 30, 2016 and 2015, respectively, and interest expense of $59 million and $53 million for the three months ended June 30, 2016 and 2015, respectively.
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $2.3 billion and $2.5 billion for the six months ended June 30, 2016 and 2015, respectively. Related expenses consisted primarily of provision for loan losses of $517 million and $522 million for the six months ended June 30, 2016 and 2015, respectively, and interest expense of $117 million and $105 million for the six months ended June 30, 2016 and 2015, respectively. These amounts do not include intercompany transactions, principally fees and interest, which are eliminated in our condensed consolidated financial statements.

NOTE 6.    INTANGIBLE ASSETS

	June 30, 2016				December 31, 2015
($ in millions)	Weighted average useful life	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related	9 years	$1,070	$(562)	$508	$1,045	$(505)	$540
Capitalized software	5 years	318	(122)	196	253	(92)	161
Total		$1,388	$(684)	$704	$1,298	$(597)	$701
During the six months ended June 30, 2016, we recorded additions to intangible assets subject to amortization of $90 million, primarily related to capitalized software expenditures related to the build of our stand-alone information technology infrastructure, as well as customer-related intangible assets. Customer-related intangible assets primarily relate to retail partner contract acquisitions and extensions, as well as purchased credit card relationships.
Amortization expense related to retail partner contracts was $25 million and $22 million for the three months ended June 30, 2016 and 2015, respectively, and $50 million and $42 million for the six months ended June 30, 2016 and June 30, 2015, respectively and is included as a component of marketing and business development expense in our Condensed Consolidated Statements of Earnings. All other amortization expense was $19 million and $16 million for the three months ended June 30, 2016 and 2015, respectively, and $37 million and $25 million for the six months ended June 30, 2016 and 2015, respectively and is included as a component of other expense in our Condensed Consolidated Statements of Earnings.
NOTE 7.    DEPOSITS

	June 30, 2016		December 31, 2015
($ in millions)	Amount	Average rate(a)	Amount	Average rate(a)

Interest-bearing deposits	$46,220	1.6%	$43,215	1.6%
Non-interest-bearing deposits	207	—	152	—
Total deposits	$46,427		$43,367
____________________

(a)	Based on interest expense for the six months ended June 30, 2016 and the year ended December 31, 2015 and average deposits balances.
At June 30, 2016 and December 31, 2015, interest-bearing deposits included $13.4 billion and $11.9 billion, respectively, of certificates of deposit of $100,000 or more. Of the total certificates of deposit of $100,000 or more, $4.1 billion and $3.6 billion were certificates of deposit of $250,000 or more at June 30, 2016 and December 31, 2015, respectively.
At June 30, 2016, our interest-bearing time deposits maturing for the remainder of 2016 and over the next four years and thereafter were as follows:

($ in millions)	2016	2017	2018	2019	2020	Thereafter
Deposits	$5,904	$10,386	$3,460	$4,053	$2,839	$3,677
The above maturity table excludes $14.1 billion of demand deposits with no defined maturity. In addition, at June 30, 2016, we had $1.8 billion of broker network deposit sweeps procured through a program arranger who channels brokerage account deposits to us. Unless extended, the contracts associated with these broker network deposit sweeps will terminate between 2017 and 2020.

NOTE 8.    BORROWINGS

	June 30, 2016				December 31, 2015
($ in millions)	Maturity date	Interest Rate	Weighted average interest rate	Outstanding Amount(a)	Outstanding Amount(a)

Borrowings of consolidated securitization entities:
Fixed securitized borrowings	2017 - 2021	1.3% - 4.5%	1.9%	$7,804	$6,383
Floating securitized borrowings	2017 - 2019	0.9% - 1.5%	1.2%	4,432	7,206
Total borrowings of consolidated securitization entities			1.6%	12,236	13,589

Senior unsecured notes:
Fixed senior unsecured notes	2017 - 2025	1.8% - 4.5%	3.4%	6,312	6,308
Floating senior unsecured notes	2017 - 2020	1.8% - 2.1%	2.0%	747	249
Total senior unsecured notes			3.2%	7,059	6,557

Bank term loan	N/A	N/A	N/A	—	4,133

Total borrowings				$19,295	$24,279
___________________

(a)	The amounts presented above for outstanding borrowings include unamortized debt premiums, discounts and issuance cost.
The following table summarizes the maturities of the principal amount of our borrowings for the remainder of 2016 and over the next four years and thereafter:

($ in millions)	2016	2017	2018	2019	2020	Thereafter
Borrowings	$—	$4,627	$4,015	$5,085	$2,025	$3,600
Borrowings of Consolidated Securitization Entities
We securitize credit card receivables as an additional source of funding. At June 30, 2016, we had an aggregate of $7.0 billion of undrawn committed capacity under our securitization programs.
Third-Party Debt
Bank Term Loan
During the six months ended June 30, 2016, we prepaid $4.1 billion representing all of the remaining outstanding indebtedness under the Bank Term Loan.
Senior Unsecured Notes

2016 Issuances ($ in millions):
Issuance Date	Principal Amount	Maturity	Interest Rate
May 9, 2016	$500	2017	Floating rate (three-month LIBOR plus 1.40%)

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
Recurring Fair Value Measurements
The following tables present our assets measured at fair value on a recurring basis.

At June 30, 2016 ($ in millions)	Level 1	Level 2	Level 3	Total

Assets
Investment securities
Debt
U.S. Government and Federal Agency	$—	$1,803	$—	$1,803
State and municipal	—	—	49	49
Residential mortgage-backed	—	856	—	856
Equity	15	—	—	15
Total	$15	$2,659	$49	$2,723

At December 31, 2015 ($ in millions)

Assets
Investment securities
Debt
U.S. Government and Federal Agency	$—	$2,761	$—	$2,761
State and municipal	—	—	49	49
Residential mortgage-backed	—	317	—	317
Equity	15	—	—	15
Total	$15	$3,078	$49	$3,142
For the six months ended June 30, 2016, there were no securities transferred between Level 1 and Level 2 or between Level 2 and Level 3. At June 30, 2016 and December 31, 2015, we did not have any significant liabilities measured at fair value on a recurring basis.
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

The following table presents the changes in our Level 3 debt instruments that are measured on a recurring basis for the three and six months ended June 30, 2016 and 2015.
Changes in Level 3 Instruments

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2016	2015	2016	2015

Balance at beginning of period	$48	$55	$49	$60
Net realized/unrealized gains (losses)	1	(1)	2	2
Purchases	—	—	—	—
Sales	—	—	—	(6)
Settlements	—	—	(2)	(2)
Balance at end of period	$49	$54	$49	$54
Non-Recurring Fair Value Measurements
We hold certain assets that have been measured at fair value on a non-recurring basis at June 30, 2016 and 2015. These assets can include repossessed assets and cost method investments that are written down to fair value when they are impaired, as well as loan receivables held for sale. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs. The assets held by us that were measured at fair value on a non-recurring basis and the effects of the remeasurement to fair value were not material for all periods presented.

Financial Assets and Financial Liabilities Carried at Other than Fair Value

	Carrying	Corresponding fair value amount
At June 30, 2016 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$11,787	$11,787	$11,787	$—	$—
Other assets(b)	$304	$304	$304	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$64,388	$71,413	$—	$—	$71,413

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$46,427	$47,103	$—	$47,103	$—
Borrowings of consolidated securitization entities	$12,236	$12,308	$—	$8,339	$3,969
Senior unsecured notes	$7,059	$7,268	$—	$7,268	$—

	Carrying	Corresponding fair value amount
At December 31, 2015 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$12,325	$12,325	$11,865	$460	$—
Other assets(b)	$391	$391	$391	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$64,793	$71,386	$—	$—	$71,386

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$43,367	$43,840	$—	$43,840	$—
Borrowings of consolidated securitization entities	$13,589	$13,562	$—	$7,566	$5,996
Bank term loan	$4,133	$4,125	$—	$—	$4,125
Senior unsecured notes	$6,557	$6,574	$—	$6,574	$—
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
At June 30, 2016 and December 31, 2015, Synchrony Financial met all applicable requirements to be deemed well-capitalized pursuant to Federal Reserve Board regulations, and the Bank also met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. There are no conditions or events subsequent to June 30, 2016 that management believes have changed the Company's or the Bank’s capital category.
The actual capital amounts, ratios and the applicable required minimums of the Company and the Bank are as follows:
Synchrony Financial

At June 30, 2016 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)

Total risk-based capital	$13,500	19.8%	$5,455	8.0%
Tier 1 risk-based capital	$12,610	18.5%	$4,091	6.0%
Tier 1 leverage	$12,610	15.6%	$3,223	4.0%
Common equity Tier 1 Capital	$12,610	18.5%	$3,068	4.5%

At December 31, 2015 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio

Total risk-based capital	$12,531	18.1%	$5,538	8.0%
Tier 1 risk-based capital	$11,633	16.8%	$4,153	6.0%
Tier 1 leverage	$11,633	14.4%	$3,236	4.0%
Common equity Tier 1 Capital	$11,633	16.8%	$3,115	4.5%

Synchrony Bank

At June 30, 2016 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(c)	Amount	Ratio

Total risk-based capital	$9,064	17.4%	$4,158	8.0%	$5,197	10.0%
Tier 1 risk-based capital	$8,383	16.1%	$3,118	6.0%	$4,158	8.0%
Tier 1 leverage	$8,383	13.6%	$2,472	4.0%	$3,090	5.0%
Common equity Tier I capital	$8,383	16.1%	$2,339	4.5%	$3,378	6.5%

At December 31, 2015 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio	Amount	Ratio

Total risk-based capital	$8,442	16.6%	$4,064	8.0%	$5,080	10.0%
Tier 1 risk-based capital	$7,781	15.3%	$3,048	6.0%	$4,064	8.0%
Tier 1 leverage	$7,781	13.1%	$2,384	4.0%	$2,980	5.0%
Common equity Tier I capital	$7,781	15.3%	$2,286	4.5%	$3,302	6.5%
_______________________

(a)	Capital ratios are calculated based on the Basel III Standardized Approach rules, subject to applicable transition provisions, at June 30, 2016 and December 31, 2015.

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
The following table presents the calculation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2016	2015	2016	2015
Net earnings	$489	$541	$1,071	$1,093

Weighted average common shares outstanding, basic	834	834	834	834
Effect of dilutive securities	2	1	2	1
Weighted average common shares outstanding, dilutive	836	835	836	835

Earnings per basic common share	$0.59	$0.65	$1.28	$1.31
Earnings per diluted common share	$0.58	$0.65	$1.28	$1.31

We have issued certain stock based awards under the Synchrony Financial 2014 Long-Term Incentive Plan. A total of approximately 3 million and 1 million shares related to these awards were considered anti-dilutive and therefore were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2016 and 2015, respectively.
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
We are under continuous examination by the Internal Revenue Service (“IRS”) and the tax authorities of various states as part of their audit of GE’s tax returns. The IRS is currently auditing GE's consolidated U.S. income tax returns for 2010 and 2011, as well as 2012 and 2013. We are under examination in various states going back to 2008 as part of their audit of GE’s tax returns. We believe that there are no issues or claims that are likely to significantly impact our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties that could result from such examinations.
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
Unrecognized Tax Benefits

($ in millions)	June 30, 2016	December 31, 2015
Unrecognized tax benefits, excluding related interest expense and penalties	$185	$327
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	85	79
Accrued interest on unrecognized tax benefits	7	3
Accrued penalties on unrecognized tax benefits	—	—
____________________

(a)
Includes gross state and local unrecognized tax benefits net of the effects of associated U.S. federal income taxes. Excludes amounts attributable to any related valuation allowances resulting from associated increases in deferred tax assets.

As a separate public company, we will continue to compute our unrecognized tax benefits on a separate return basis and we will settle our liabilities, as required, in accordance with the TSSA. We expect approximately $54 million (net of federal benefit) of unrecognized tax benefits related to temporary differences to reverse within the next twelve months. Excluding that item, the amount of uncertain tax liabilities that may be resolved in the next twelve months is not expected to be material to our results of operations.
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
On October 15, 2015, the Bank received a Civil Investigative Demand from the CFPB seeking information related to the Bank’s credit bureau reporting with respect to sold accounts. The information sought by the CFPB generally relates to the allegations made in Belton et al. v. GE Capital Consumer Lending. On May 9, 2016, the Bank received a NORA (Notice of Opportunity to Respond and Advise) letter from the CFPB indicating that the CFPB Office of Enforcement is considering whether to recommend that the CFPB take legal action relating to this matter.

Other Matters
The Bank or the Company is a defendant in three putative class actions alleging claims under the federal Telephone Consumer Protection Act (“TCPA”) as a result of phone calls made by the Bank. In each case, the complaints allege that the Bank or the Company placed calls to consumers by an automated telephone dialing system or using a pre-recorded message or automated voice without their consent and seek up to $1,500 for each violation. The amount of damages sought in the aggregate is unspecified. In each case, the plaintiffs assert that they received calls on their cellular telephones relating to accounts not belonging to them. Abdeljalil et al. v. GE Capital Retail Bank was filed on August 22, 2012 in the U.S. District Court for the Southern District of California. On March 26, 2015, the Court entered an order granting class certification under Federal Rule of Civil Procedure 23(b)(3) (for damages) and denying class certification under Federal Rule of Civil Procedure 23(b)(2) (for injunctive relief). In the first quarter of 2016, the Bank entered an agreement to resolve the Abdeljalil action on a class basis. Pursuant to the agreement, a related case (Hofer et al. v. Synchrony Bank, which was filed on November 4, 2014 in the U.S. District Court for the Eastern District of Missouri), was dismissed on February 11, 2016. On June 16, 2016, the Court entered an order preliminarily approving the settlement. Johnson et al. v. Wal-Mart Stores, Inc. and Synchrony Financial was filed on April 22, 2016 in the U.S. District Court for the Eastern District of California. The Johnson complaint also asserts a claim under the California Rosenthal Fair Debt Collection Practices Act. Anand v. Synchrony Bank and Synchrony Financial was filed on June 22, 2016 in the United States District Court for the Northern District of Illinois. The Anand complaint also asserts claims under the Illinois Automatic Telephone Dialers Act and the Illinois Consumer Fraud and Deceptive Business Practices Act. In addition to the Abdeljalil, Hofer, Johnson and Anand developments discussed above, the Bank has resolved eight other putative class actions that made similar claims under the TCPA on an individual basis with the class representative. Travaglio et al. v. GE Capital Retail Bank and Allied Interstate LLC was filed on January 17, 2014 in the U.S. District Court for the Middle District of Florida and dismissed on October 9, 2014. Fitzhenry v. Lowe’s Companies Inc. and GE Capital Retail Bank was filed on May 29, 2014 in the U.S. District Court for the District of South Carolina and dismissed on October 20, 2014. Cowan v. GE Capital Retail Bank was filed on May 14, 2014 in the U.S. District Court for the District of Connecticut and dismissed on July 8, 2015. Pittman et al. v. GE Capital d/b/a GE Capital Retail Bank was filed on July 29, 2014 in the U.S. District Court for the Northern District of Alabama and dismissed on August 20, 2015. Dubanoski et al. v. Wal-Mart Stores, Inc., for which the Bank indemnified the defendant, was filed on February 27, 2015 in the United States District Court for the Northern District of Illinois and dismissed on September 1, 2015. Mintz et al v. Synchrony Bank was filed on December 28, 2015 in the U.S. District Court for the Eastern District of New York and dismissed on May 11, 2016. Deutsche et al. v. Synchrony Bank et al. was filed on March 27, 2016 in the U.S. District Court for the District of New Jersey and dismissed on June 27, 2016. Ciotti et al. v. Synchrony Financial et al. was filed on April 27, 2016 in the U.S. District Court for the Southern District of California and dismissed on June 2, 2016.
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
NOTE 14.    SUBSEQUENT EVENTS
On July 7, 2016, the Company announced that its Board of Directors (the "Board") approved a quarterly cash dividend of $0.13 per share of common stock and a share repurchase program of up to $952 million for the four quarters ending June 30, 2017. The Company expects to make share repurchases subject to market conditions and other factors, including legal and regulatory restrictions and required approvals.
The Board also declared a quarterly cash dividend of $0.13 per share of common stock, payable on August 25, 2016 to holders of record at the close of business on August 12, 2016.

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
Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at June 30, 2016, we estimate that net interest income over the following 12-month period would increase by approximately $158 million.
For a more detailed discussion of our exposure to market risk, refer to “Management's Discussion and Analysis—Quantitative and Qualitative Disclosures about Market Risk” in our 2015 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

No change in internal control over financial reporting occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Synchrony Financial
(Registrant)

July 28, 2016	/s/ Brian D. Doubles
Date	Brian D. Doubles Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
4*	Instruments defining rights of holders of long-term debt
12.1	Statement of Ratio of Earnings to Fixed Charges
31(a)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
31(b)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
32	Certification Pursuant to 18 U.S.C. Section 1350
101
The following materials from Synchrony Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2016 and 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Financial Position at June 30, 2016 and December 31, 2015, (iv) Condensed Consolidated Statements of Changes in Equity for the six months ended June 30, 2016 and 2015, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (vi) Notes to Condensed Consolidated Financial Statements.

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