Form 10-Q
period 2016-09-30
Synchrony Financial
filed 2016-10-27
CIK 1601712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 24, 2016 was 825,465,791.

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
Introduction and Business Overview
____________________________________________________________________________________________
We are one of the premier consumer financial services companies in the United States. We provide a range of credit products through programs we have established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” For the three and nine months ended September 30, 2016, we financed $31.6 billion and $90.1 billion of purchase volume and had 66.6 million and 66.2 million average active accounts, respectively, and at September 30, 2016, we had $70.6 billion of loan receivables. For the three and nine months ended September 30, 2016, we had net earnings of $604 million and $1,675 million, respectively, representing a return on assets of 2.8% and 2.7%, respectively.
We offer our credit products primarily through our wholly-owned subsidiary, the Bank. Through the Bank, we offer, directly to retail and commercial customers, a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”), including certificates of deposit, individual retirement accounts (“IRAs”), money market accounts and savings accounts. We also take deposits at the Bank through third-party securities brokerage firms that offer our FDIC-insured deposit products to their customers. We have expanded and continue to expand our online direct banking operations to increase our deposit base as a source of stable and diversified low cost funding for our credit activities. At September 30, 2016 we had $49.8 billion in deposits, which represented 71% of our total funding sources.
In November 2015, Synchrony Financial became a stand-alone savings and loan holding company following the completion of GE's exchange offer, in which GE exchanged shares of GE common stock for all of the shares of our common stock it owned (the “Separation”).
Our Sales Platforms
_________________________________________________________________
We conduct our operations through a single business segment. Our revenue activities are managed for the business as a whole. Substantially all of our operations are within the United States. We offer our credit products through three sales platforms (Retail Card, Payment Solutions and CareCredit). Those platforms are organized by the types of products we offer and the partners we work with, and are measured on interest and fees on loans, loan receivables, new accounts and other sales metrics.

Retail Card
Retail Card is a leading provider of private label credit cards, and also provides Dual Cards and small and medium-sized business credit products. Our patented Dual Cards are credit cards that function as private label credit cards when used to purchase goods and services from our partners and as general purpose credit cards when used elsewhere. We offer one or more of these products primarily through 25 national and regional retailers with which we have ongoing program agreements. The average length of our relationships with these Retail Card partners is 19 years. Retail Card’s revenue primarily consists of interest and fees on our loan receivables. Other income earned by the Retail Card sales platform primarily consists of interchange fees earned on Dual Card transactions (when the card is used outside of our partners' sales channels) and fees paid to us by customers who purchase our debt cancellation products, less loyalty program payments. In addition, the Retail Card sales platform includes the majority of our retailer share arrangements, which generally provide for payment to our partner if the economic performance of the program exceeds a contractually-defined threshold. Substantially all of the credit extended in this platform is on standard terms.
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
CareCredit
CareCredit is a leading provider of promotional financing to consumers for elective healthcare procedures, products or services, such as dental, veterinary, cosmetic, vision and audiology. CareCredit offers financing through a CareCredit-branded private label credit card that may be used across our network of CareCredit providers in which the vast majority are individual or small groups of independent healthcare providers. Substantially all of the credit extended in this platform is promotional financing. CareCredit’s revenue primarily consists of interest and fees on our loan receivables and from merchant discounts. We also process general purpose card transactions for some providers as their acquiring bank within most of the credit card network associations, for which we obtain an interchange fee.

Our Credit Products
____________________________________________________________________________________________
Through our platforms, we offer three principal types of credit products: credit cards, commercial credit products and consumer installment loans. We also offer a debt cancellation product.
The following table sets forth each credit product by type and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at September 30, 2016.

		Promotional Offer
Credit Product	Standard Terms Only	Deferred Interest	Other Promotional	Total
Credit cards	65.9%	17.0%	13.1%	96.0%
Commercial credit products	2.0	—	—	2.0
Consumer installment loans	—	—	1.9	1.9
Other	0.1	—	—	0.1
Total	68.0%	17.0%	15.0%	100.0%
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

•
Dual Cards. Our patented Dual Cards are co-branded general purpose credit cards that function as private label credit cards when used to purchase goods and services from our partners and as general purpose credit cards when used elsewhere. Credit extended under our Dual Cards typically is extended under standard terms only. Currently, only our Retail Card platform offers Dual Cards. We offer Dual Cards or co-branded credit cards through 17 of our 25 ongoing Retail Card programs.

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

•
Capital and liquidity levels; We continue to expect to maintain sufficient capital and liquidity resources to support our daily operations, our business growth, and our credit ratings as well as regulatory and compliance requirements in a cost effective and prudent manner through expected and unexpected market environments. As discussed in our 2015 Form 10-K, our Board of Directors (the "Board") intended to establish both dividend and share repurchase programs, and accordingly, on July 7, 2016, they approved a $0.13 per share quarterly common stock dividend as well as a share repurchase program of up to $952 million for the four quarters ending June 30, 2017. Our Board also declared our first quarterly cash dividend of $0.13 per share, which was paid on August 25, 2016. During the three months ended September 30, 2016, we repurchased $238 million of our outstanding common stock. While these programs have now been established, we continue to expect to maintain capital ratios well in excess of minimum regulatory requirements.

•
Stable asset quality; During 2016 our actual net charge-off rates have remained relatively stable, increasing slightly by 14 basis points to 4.51% for the nine months ended September 30, 2016, compared to 4.37% for the nine months ended September 30, 2015. The assessment of our credit profile includes the evaluation of portfolio mix, account maturation, as well as broader consumer trends, such as payment behavior and overall indebtedness. During 2016, these factors have contributed to an increase in our delinquent accounts and our forecasted net charge-off rate over the next twelve months. Accordingly, we also experienced a corresponding increase in our allowance coverage ratio, as we reserved for these forecasted losses inherent in our loan portfolio.

For a further discussion of these trends and conditions, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Trends and Conditions” in our 2015 Form 10-K. For a discussion of how these trends and conditions impacted the three and nine months ended September 30, 2016, see “—Results of Operations.”
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
Results of Operations
____________________________________________________________________________________________
Highlights for the Three and Nine Months Ended September 30, 2016
Below are highlights of our performance for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015, as applicable, except as otherwise noted.

•
Net earnings increased 5.2% to $604 million for the three months ended September 30, 2016 driven by higher net interest income, partially offset by increases in provision for loan losses and other expense. Net earnings remained relatively flat at $1,675 million for the nine months ended September 30, 2016 as higher net interest income was offset by increases in provision for loan losses and other expense and a decrease in other income.

•	Loan receivables increased 11.2% to $70,644 million at September 30, 2016 compared to September 30, 2015, primarily driven by higher purchase volume and average active account growth.

•	Net interest income increased 12.2% to $3,481 million and 11.4% to $9,902 million for three and nine months ended September 30, 2016, respectively, primarily due to higher average loan receivables.

•
Retailer share arrangements increased 4.7% to $757 million and 4.3% to $2,091 million for the three and nine months ended September 30, 2016, respectively, primarily as a result of growth and improved performance of the programs in which we have retailer share arrangements, partially offset by higher provision for loan losses and loyalty costs associated with these programs.

•
Over-30 day loan delinquencies as a percentage of period-end loan receivables increased to 4.26% at September 30, 2016 from 4.02% at September 30, 2015, and the net charge-off rate increased 36 basis points to 4.38% and 14 basis points to 4.51% for the three and nine months ended September 30, 2016, respectively.

•
Provision for loan losses increased by $284 million, or 40.5%, and $781 million or 36.7% for the three and nine months ended September 30, 2016, respectively, due to a higher loan loss reserve build and receivable growth. Our allowance coverage ratio (allowance for loan losses as a percent of end of period loan receivables) increased to 5.82% at September 30, 2016, as compared to 5.31% at September 30, 2015.

•
Other expense increased by $16 million, or 1.9%, and $104 million or 4.3% for the three and nine months ended September 30, 2016, respectively, primarily driven by business growth, partially offset by lower marketing and other expenses, as well as EMV re-issue costs in the prior year that did not repeat.

•
We continue to invest in our direct banking activities to grow our deposit base. Total deposits increased 14.9% to $49.8 billion at September 30, 2016, compared to December 31, 2015, driven primarily by growth in our direct deposits of 21.9% to $36.2 billion, partially offset by a reduction in our brokered deposits.

•
During the three months ended September 30, 2016, we repurchased $238 million of our outstanding common stock. Our Board also declared our first quarterly cash dividend of $0.13 per share, which was paid on August 25, 2016.

New and Extended Partner Agreements during the nine months ended September 30, 2016

•
We extended our Retail Card program agreement with TJX Companies and Stein Mart, launched our new programs with Citgo and Marvel, announced our new partnerships with Cathay Pacific, Fareportal, Nissan and At Home, and in October 2016 launched our new program with Google Store.

•
We extended our Payment Solutions program agreements with hhgregg, La-Z-Boy, Nationwide Marketing Group, Ashley Homestore and Suzuki and launched our new program with Mattress Firm and The Container Store.

•	In our CareCredit sales platform, we renewed our endorsements with the American Dental Association, American Society of Plastic Surgeons and VCA Animal Hospitals.
Summary Earnings
The following table sets forth our results of operations for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Interest income	$3,796	$3,392	$10,831	$9,719
Interest expense	315	289	929	834
Net interest income	3,481	3,103	9,902	8,885
Retailer share arrangements	(757)	(723)	(2,091)	(2,004)
Net interest income, after retailer share arrangements	2,724	2,380	7,811	6,881
Provision for loan losses	986	702	2,910	2,129
Net interest income, after retailer share arrangements and provision for loan losses	1,738	1,678	4,901	4,752
Other income	84	84	259	305
Other expense	859	843	2,498	2,394
Earnings before provision for income taxes	963	919	2,662	2,663
Provision for income taxes	359	345	987	996
Net earnings	$604	$574	$1,675	$1,667

Other Financial and Statistical Data(1)
The following table sets forth certain other financial and statistical data for the periods indicated.

	At and for the		At and for the
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Financial Position Data (Average):
Loan receivables, including held for sale	$69,525	$62,504	$67,856	$60,946
Total assets	$85,021	$77,841	$83,416	$75,393
Deposits	$48,129	$39,197	$46,125	$36,830
Borrowings	$19,777	$23,905	$20,552	$24,407
Total equity	$13,801	$11,880	$13,376	$11,310
Selected Performance Metrics:
Purchase volume(2)	$31,615	$29,206	$90,099	$81,155
Retail Card	$25,285	$23,560	$72,246	$65,422
Payment Solutions	$4,152	$3,635	$11,447	$9,954
CareCredit	$2,178	$2,011	$6,406	$5,779
Average active accounts (in thousands)(3)	66,639	62,247	66,204	61,762
Net interest margin(4)	16.27%	15.97%	15.94%	15.81%
Net charge-offs	$765	$633	$2,292	$1,994
Net charge-offs as a % of average loan receivables, including held for sale	4.38%	4.02%	4.51%	4.37%
Allowance coverage ratio(5)	5.82%	5.31%	5.82%	5.31%
Return on assets(6)	2.8%	2.9%	2.7%	3.0%
Return on equity(7)	17.4%	19.2%	16.7%	19.7%
Equity to assets(8)	16.23%	15.26%	16.04%	15.00%
Other expense as a % of average loan receivables, including held for sale	4.92%	5.35%	4.92%	5.25%
Efficiency ratio(9)	30.6%	34.2%	31.0%	33.3%
Effective income tax rate	37.3%	37.5%	37.1%	37.4%
Selected Period-End Data:
Loan receivables	$70,644	$63,520	$70,644	$63,520
Allowance for loan losses	$4,115	$3,371	$4,115	$3,371
30+ days past due as a % of period-end loan receivables(10)	4.26%	4.02%	4.26%	4.02%
90+ days past due as a % of period-end loan receivables(10)	1.89%	1.73%	1.89%	1.73%
Total active accounts (in thousands)(3)	66,781	62,831	66,781	62,831
______________________

(1)	Certain balance sheet amounts and related metrics have been updated to reflect the adoption of ASU 2015-03. See “—New Accounting Standards” for a more detailed discussion.

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

	2016			2015
Three months ended September 30 ($ in millions)	Average Balance(1)	Interest Income / Expense	Average Yield / Rate(2)	Average Balance(1)	Interest Income/ Expense	Average Yield / Rate(2)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(3)	$12,574	$16	0.51%	$11,059	$7	0.25%
Securities available for sale	3,018	9	1.19%	3,534	6	0.67%
Loan receivables:
Credit cards, including held for sale(4)	66,746	3,705	22.08%	59,890	3,315	21.96%
Consumer installment loans	1,331	31	9.27%	1,160	27	9.23%
Commercial credit products	1,390	35	10.02%	1,400	36	10.20%
Other	58	—	—%	54	1	NM
Total loan receivables	69,525	3,771	21.58%	62,504	3,379	21.45%
Total interest-earning assets	85,117	3,796	17.74%	77,097	3,392	17.46%
Non-interest-earning assets:
Cash and due from banks	641			1,216
Allowance for loan losses	(3,977)			(3,341)
Other assets	3,240			2,869
Total non-interest-earning assets	(96)			744
Total assets	$85,021			$77,841
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$47,926	$188	1.56%	$39,048	$159	1.62%
Borrowings of consolidated securitization entities	12,369	63	2.03%	13,715	54	1.56%
Bank term loan	—	—	—%	4,878	29	2.36%
Senior unsecured notes	7,408	64	3.44%	5,312	47	3.51%
Related party debt	—	—	—%	—	—	—%
Total interest-bearing liabilities	67,703	315	1.85%	62,953	289	1.82%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	203			149
Other liabilities	3,314			2,859
Total non-interest-bearing liabilities	3,517			3,008
Total liabilities	71,220			65,961
Equity
Total equity	13,801			11,880
Total liabilities and equity	$85,021			$77,841
Interest rate spread(5)			15.89%			15.64%
Net interest income		$3,481			$3,103
Net interest margin(6)			16.27%			15.97%

	2016			2015
Nine months ended September 30 ($ in millions)	Average Balance(1)	Interest Income / Expense	Average Yield / Rate(2)	Average Balance(1)	Interest Income/ Expense	Average Yield / Rate(2)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(3)	$12,172	$46	0.50%	$11,144	$19	0.23%
Securities available for sale	2,960	22	0.99%	3,066	15	0.65%
Loan receivables:
Credit cards, including held for sale(4)	65,201	10,573	21.66%	58,442	9,500	21.73%
Consumer installment loans	1,242	86	9.25%	1,107	78	9.42%
Commercial credit products	1,360	103	10.12%	1,361	106	10.41%
Other	53	1	NM	36	1	NM
Total loan receivables	67,856	10,763	21.19%	60,946	9,685	21.25%
Total interest-earning assets	82,988	10,831	17.43%	75,156	9,719	17.29%
Non-interest-earning assets:
Cash and due from banks	942			782
Allowance for loan losses	(3,764)			(3,304)
Other assets	3,250			2,759
Total non-interest-earning assets	428			237
Total assets	$83,416			$75,393
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$45,913	$539	1.57%	$36,677	$442	1.61%
Borrowings of consolidated securitization entities	12,578	180	1.91%	13,952	159	1.52%
Bank term loan	1,026	31	4.04%	5,625	108	2.57%
Senior unsecured notes	6,948	179	3.44%	4,667	121	3.47%
Related party debt	—	—	—%	163	4	3.28%
Total interest-bearing liabilities	66,465	929	1.87%	61,084	834	1.83%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	212			153
Other liabilities	3,363			2,846
Total non-interest-bearing liabilities	3,575			2,999
Total liabilities	70,040			64,083
Equity
Total equity	13,376			11,310
Total liabilities and equity	$83,416			$75,393
Interest rate spread(5)			15.56%			15.46%
Net interest income		$9,902			$8,885
Net interest margin(6)			15.94%			15.81%
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

(3)
Includes average restricted cash balances of $337 million and $308 million for the three months ended September 30, 2016 and 2015, respectively, and $475 million and $636 million for the nine months ended September 30, 2016 and 2015, respectively.

(4)
Interest income on credit cards includes fees on loans of $645 million and $586 million for the three months ended September 30, 2016 and 2015, respectively, and $1,799 million and $1,646 million for the nine months ended September 30, 2016 and 2015, respectively.

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
Interest Income
Interest income increased by $404 million, or 11.9%, and by $1,112 million, or 11.4%, for the three and nine months ended September 30, 2016, respectively, driven primarily by growth in our average loan receivables.
Average interest-earning assets

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Loan receivables, including held for sale	$69,525	$62,504	$67,856	$60,946
Liquidity portfolio and other	15,592	14,593	15,132	14,210
Total average interest-earning assets	$85,117	$77,097	$82,988	$75,156
The increases in average loan receivables of 11.2% and 11.3% for the three and nine months ended September 30, 2016, respectively, were driven primarily by higher purchase volume of 8.2% and 11.0%, respectively. Average active accounts increased 7.1% to 66.6 million and 7.2% to 66.2 million for the three and nine months ended September 30, 2016, respectively, and the average balances per these active accounts increased 4% for both periods.
Yield on average interest-earning assets

	Three months ended	Nine months ended

Yield on average interest-earning assets for the period ended September 30, 2015	17.46%	17.29%
Yield on loan receivables, including held for sale	0.13	(0.06)
Liquidity portfolio and other	0.15	0.20
Yield on average interest-earning assets for the period ended September 30, 2016	17.74%	17.43%

The yield on interest-earning assets increased for the three and nine months ended September 30, 2016 primarily due to higher yield on our average receivables and an increase in the percentage of interest-earning assets attributable to loan receivables. The yield on our average loan receivables increased to 21.58% for the three months ended September 30, 2016, driven by lower payment rates as well as increased benchmark rates, partially offset by an increase in promotional balances. The yield on our average loan receivables decreased slightly to 21.19% for the nine months ended September 30, 2016, reflecting growth in promotional balances.
Interest Expense
Interest expense increased by $26 million, or 9.0%, and by $95 million, or 11.4%, for the three and nine months ended September 30, 2016, respectively, driven primarily by the increases in our deposit liabilities. Our cost of funds increased to 1.85% and 1.87% for the three and nine months ended September 30, 2016, respectively, compared to 1.82% and 1.83% for the three and nine months ended September 30, 2015, respectively, primarily due to higher short-term benchmark rates.

Average interest-bearing liabilities

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Interest-bearing deposit accounts	$47,926	$39,048	$45,913	$36,677
Borrowings of consolidated securitization entities	12,369	13,715	12,578	13,952
Third-party debt	7,408	10,190	7,974	10,292
Related party debt	—	—	—	163
Total average interest-bearing liabilities	$67,703	$62,953	$66,465	$61,084
The increases in average interest-bearing liabilities for the three and nine months ended September 30, 2016 was driven primarily by growth in our direct deposits partially offset by the repayment of third-party debt and lower securitized financings.
Net Interest Income
Net interest income increased by $378 million, or 12.2%, and by $1,017 million, or 11.4%, for the three and nine months ended September 30, 2016, respectively, driven by higher average loan receivables.
Retailer Share Arrangements
Retailer share arrangements increased by $34 million, or 4.7%, and by $87 million, or 4.3%, for the three and nine months ended September 30, 2016, respectively, driven primarily by the growth and improved performance of the programs in which we have retailer share arrangements, partially offset by higher provision for loan losses and loyalty costs associated with these programs.
Provision for Loan Losses
Provision for loan losses increased by $284 million, or 40.5%, and by $781 million, or 36.7%, for the three and nine months ended September 30, 2016, respectively, primarily due to higher loan loss reserve build and receivables growth. The reserve build included increases in expected losses which were primarily driven by the factors discussed in "Business Trends and Conditions - Stable Asset Quality" above.
Our allowance coverage ratio increased to 5.82% at September 30, 2016, as compared to 5.31% at September 30, 2015 reflecting the increase in forecasted losses inherent in our loan portfolio.
Other Income

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Interchange revenue	$154	$135	$435	$358
Debt cancellation fees	67	61	194	187
Loyalty programs	(145)	(122)	(390)	(294)
Other	8	10	20	54
Total other income	$84	$84	$259	$305
Other income was unchanged for the three months ended September 30, 2016, primarily due to an increase in interchange revenue driven by purchase volume outside of our retail partners' sales channels, which was offset by higher loyalty costs. Other income decreased by $46 million, or 15.1%, for the nine months ended September 30, 2016, primarily due to a pre-tax gain of $20 million associated with the sale of certain loan portfolios in the nine months ended September 30, 2015 and higher loyalty costs, partially offset by increased interchange revenue.

Other Expense

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Employee costs	$311	$268	$892	$757
Professional fees	174	162	474	480
Marketing and business development	92	115	293	305
Information processing	87	77	250	214
Other	195	221	589	638
Total other expense	$859	$843	$2,498	$2,394
Other expense increased by $16 million, or 1.9%, for the three months ended September 30, 2016, primarily due to an increase in employee costs, partially offset by reductions in marketing and other expenses, as well as EMV re-issue costs incurred in the prior year which did not repeat.
Employee costs increased for the three months ended September 30, 2016, primarily due to new employees added to support the continued growth of the business and replacement of certain services provided by GE and third parties. Marketing and business development decreased in the three months ended September 30, 2016 driven primarily by redirecting marketing funds into our partners' loyalty programs and reduced marketing on retail deposits. The decrease in "other" was primarily driven by lower payments to GE due to the replacement of certain services that were previously provided to us under the Transition Services Agreement ("TSA"), as well as benefits from the rollout of EMV cards.
Other expense increased by $104 million, or 4.3%, for the nine months ended September 30, 2016, primarily due to increases in employee costs and information processing, partially offset by a decrease in the "other" component of other expense. The changes in employee costs and "other" were primarily due to the same factors attributable to the changes for the three months ended September 30, 2016. Information processing costs increased in the nine months ended September 30, 2016 primarily due to higher information technology investment and higher transaction volume.
Provision for Income Taxes

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Effective tax rate	37.3%	37.5%	37.1%	37.4%
Provision for income taxes	$359	$345	$987	$996
The effective tax rate for the three and nine months ended September 30, 2016 decreased slightly primarily due to a tax benefit that is reimbursed to GE under the terms of the Tax Sharing and Separation Agreement (“TSSA”). The decrease for the three months ended September 30, 2016 was partially offset by a discrete impact of a change in state tax rates. The decrease for the nine months ended September 30, 2016 was also attributable to a research and development credit and a discrete impact of a change in state tax rates. In each period, the effective tax rate differs from the U.S. federal statutory tax rate of 35.0% primarily due to state income taxes.
Platform Analysis
As discussed above under “—Our Sales Platforms,” we offer our products through three sales platforms (Retail Card, Payment Solutions and CareCredit), which management measures based on their revenue-generating activities. The following is a discussion of certain supplemental information for the three and nine months ended September 30, 2016, for each of our sales platforms.

Retail Card

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Purchase volume	$25,285	$23,560	$72,246	$65,422
Period-end loan receivables	$48,010	$43,432	$48,010	$43,432
Average loan receivables, including held for sale	$47,420	$42,933	$46,491	$41,853
Average active accounts (in thousands)	52,959	49,953	52,834	49,671

Interest and fees on loans	$2,790	$2,508	$7,989	$7,180
Retailer share arrangements	$(752)	$(708)	$(2,069)	$(1,965)
Other income	$70	$70	$218	$263
Retail Card interest and fees on loans increased by $282 million, or 11.2%, and by $809 million, or 11.3%, for the three and nine months ended September 30, 2016, respectively. These increases were primarily the result of increases in average loan receivables.
Retailer share arrangements increased by $44 million, or 6.2%, and by $104 million, or 5.3%, for the three and nine months ended September 30, 2016, respectively, primarily as a result of the factors discussed under the heading “Retailer Share Arrangements” above.
Other income was unchanged for the three months ended September 30, 2016. Other income decreased by $45 million, or 17.1%, for the nine months ended September 30, 2016. The decreases were primarily as a result of the factors discussed under the heading “—Other Income” above.
Payment Solutions

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Purchase volume	$4,152	$3,635	$11,447	$9,954
Period-end loan receivables	$14,798	$12,933	$14,798	$12,933
Average loan receivables	$14,391	$12,523	$13,865	$12,183
Average active accounts (in thousands)	8,461	7,468	8,261	7,335

Interest and fees on loans	$505	$442	$1,429	$1,257
Retailer share arrangements	$(3)	$(13)	$(17)	$(35)
Other income	$3	$5	$10	$14
Payment Solutions interest and fees on loans increased by $63 million, or 14.3%, and by $172 million, or 13.7%, for the three and nine months ended September 30, 2016, respectively. These increases were primarily driven by increases in average loan receivables.

CareCredit

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Purchase volume	$2,178	$2,011	$6,406	$5,779
Period-end loan receivables	$7,836	$7,155	$7,836	$7,155
Average loan receivables	$7,714	$7,048	$7,500	$6,910
Average active accounts (in thousands)	5,219	4,826	5,109	4,756

Interest and fees on loans	$476	$429	$1,345	$1,248
Retailer share arrangements	$(2)	$(2)	$(5)	$(4)
Other income	$11	$9	$31	$28
CareCredit interest and fees on loans increased by $47 million, or 11.0%, and by $97 million, or 7.8%, for the three and nine months ended September 30, 2016, respectively. These increases were primarily the result of increases in average loan receivables.
Investment Securities
____________________________________________________________________________________________
The following discussion provides supplemental information regarding our investment securities portfolio. All of our investment securities are classified as available-for-sale at September 30, 2016 and December 31, 2015, and are held to meet our liquidity objectives and to comply with the Community Reinvestment Act. Investment securities classified as available-for-sale are reported in our Condensed Consolidated Statements of Financial Position at fair value.
The following table sets forth the amortized cost and fair value of our portfolio of investment securities at the dates indicated:

	At September 30, 2016		At December 31, 2015
($ in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debt:
U.S. government and federal agency	$2,100	$2,101	$2,768	$2,761
State and municipal	47	49	51	49
Residential mortgage-backed	1,183	1,191	323	317
Equity	15	15	15	15
Total	$3,345	$3,356	$3,157	$3,142
Unrealized gains and losses, net of the related tax effect, on available-for-sale securities that are not other-than-temporarily impaired are excluded from earnings and are reported as a separate component of comprehensive income (loss) until realized. At September 30, 2016, our investment securities had gross unrealized gains of $12 million and gross unrealized losses of $1 million. At December 31, 2015, our investment securities had gross unrealized gains of $2 million and gross unrealized losses of $17 million.

Our investment securities portfolio had the following maturity distribution at September 30, 2016. Equity securities have been excluded from the table because they do not have a maturity.

($ in millions)	Due in 1 Year or Less	Due After 1 through 5 Years	Due After 5 through 10 Years	Due After 10 years	Total
Debt:
U.S. government and federal agency	$2,101	$—	$—	$—	$2,101
State and municipal	—	1	1	47	49
Residential mortgage-backed	—	—	—	1,191	1,191
Total(1)	$2,101	$1	$1	$1,238	$3,341
Weighted average yield(2)	0.6%	2.9%	4.4%	2.8%	1.4%
______________________

(1)	Amounts stated represent estimated fair value.

(2)	Weighted average yield is calculated based on the amortized cost of each security. In calculating yield, no adjustment has been made with respect to any tax exempt obligations.
At September 30, 2016, we did not hold investments in any single issuer with an aggregate book value that exceeded 10% of equity, excluding obligations of the U.S. government.
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

($ in millions)	At September 30, 2016	(%)	At December 31, 2015	(%)
Loans
Credit cards	$67,858	96.0%	$65,773	96.3%
Consumer installment loans	1,361	1.9	1,154	1.7
Commercial credit products	1,385	2.0	1,323	1.9
Other	40	0.1	40	0.1
Total loans	$70,644	100.0%	$68,290	100.0%
Loan receivables increased by $2,354 million, or 3.4%, at September 30, 2016 compared to December 31, 2015, primarily driven by higher purchase volume and average active account growth, partially offset by the seasonality of our business.
Loan receivables increased by $7,124 million, or 11.2%, at September 30, 2016 compared to September 30, 2015, primarily driven by higher purchase volume and average active account growth.

Our loan receivables portfolio had the following geographic concentration at September 30, 2016.

($ in millions)	Loan Receivables Outstanding(1)	% of Total Loan Receivables Outstanding
State
Texas	$6,756	9.6%
California	$6,618	9.4%
Florida	$5,400	7.6%
New York	$3,778	5.3%
Pennsylvania	$2,975	4.2%
______________________

(1)	Based on September 2016 customer statement-end balances extrapolated to September 30, 2016. Individual customer balances at September 30, 2016 are not available without undue burden and expense.
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

($ in millions)	At September 30, 2016	At December 31, 2015
Non-accrual loan receivables	$3	$3
Loans contractually 90 days past-due and still accruing interest	1,331	1,270
Earning TDRs(1)	764	712
Non-accrual, past-due and restructured loan receivables	$2,098	$1,985
______________________

(1)
At September 30, 2016 and December 31, 2015, balances exclude $52 million and $51 million, respectively, of TDRs which are included in loans contractually 90 days past-due and still accruing interest on the balance. See Note 4. Loan Receivables and Allowance for Loan Losses to our condensed consolidated financial statements for additional information on the financial effects of TDRs for the three and nine months ended September 30, 2016 and 2015.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Gross amount of interest income that would have been recorded in accordance with the original contractual terms	$46	$38	$131	$111
Interest income recognized	12	12	36	37
Total interest income foregone	$34	$26	$95	$74
Delinquencies
Over-30 day loan delinquencies as a percentage of period-end loan receivables increased to 4.26% at September 30, 2016 from 4.02% at September 30, 2015, and increased from 4.06% at December 31, 2015. The 24 basis point increase compared to the same period in the prior year was driven by the factors discussed in "Business Trends and Conditions — Stable Asset Quality" above. The increase as compared to December 31, 2015 was primarily driven by the various factors referenced above, partially offset by the seasonality of our business.
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
The table below sets forth the ratio of net charge-offs to average loan receivables, including held for sale, for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Ratio of net charge-offs to average loan receivables, including held for sale	4.38%	4.02%	4.51%	4.37%
Allowance for Loan Losses
The allowance for loan losses totaled $4,115 million at September 30, 2016 compared with $3,497 million at December 31, 2015 and $3,371 million at September 30, 2015 representing our best estimate of probable losses inherent in the portfolio. Our allowance for loan losses as a percentage of total loan receivables increased to 5.82% at September 30, 2016, from 5.12% at December 31, 2015 and 5.31% at September 30, 2015, which reflects the increase in forecasted net charge-offs over the next twelve months as well as lower pricing of recoveries.
The following tables provide changes in our allowance for loan losses for the periods presented:

($ in millions)	Balance at July 1, 2016	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2016

Credit cards	$3,800	$964	$(919)	$172	$4,017
Consumer installment loans	39	11	(11)	4	43
Commercial credit products	53	12	(13)	2	54
Other	2	(1)	—	—	1
Total	$3,894	$986	$(943)	$178	$4,115

($ in millions)	Balance at July 1, 2015	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2015

Credit cards	$3,229	$691	$(765)	$147	$3,302
Consumer installment loans	23	6	(8)	2	23
Commercial credit products	49	5	(11)	2	45
Other	1	—	—	—	$1
Total	$3,302	$702	$(784)	$151	$3,371

($ in millions)	Balance at January 1, 2016	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2016

Credit cards	$3,420	$2,836	$(2,820)	$581	$4,017
Consumer installment loans	26	38	(31)	10	43
Commercial credit products	50	36	(39)	7	54
Other	1	—	—	—	1
Total	$3,497	$2,910	$(2,890)	$598	$4,115

	Balance at January 1, 2015	Provision Charged to Operations	Gross Charge- Offs	Recoveries	Balance at September 30, 2015
($ in millions)
Credit cards	$3,169	$2,083	$(2,413)	$463	$3,302
Consumer installment loans	22	15	(24)	10	23
Commercial credit products	45	30	(35)	5	45
Other	—	1	—	—	1
Total	$3,236	$2,129	$(2,472)	$478	$3,371

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
Funding Sources
Our primary funding sources include cash from operations, deposits (direct and brokered deposits), third-party debt and securitized financings.

The following table summarizes information concerning our funding sources during the periods indicated:

	2016			2015
Three months ended September 30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$47,926	70.8%	1.6%	$39,048	62.0%	1.6%
Securitized financings	12,369	18.3	2.0	13,715	21.8	1.6
Senior unsecured notes	7,408	10.9	3.4	5,312	8.4	3.5
Bank term loan	—	—	—	4,878	7.8	2.4
Total	$67,703	100.0%	1.9%	$62,953	100.0%	1.8%
______________________

(1)
Excludes $203 million and $149 million average balance of non-interest-bearing deposits for the three months ended September 30, 2016 and September 30, 2015, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the three months ended September 30, 2016 and 2015.

	2016			2015
Nine months ended September 30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$45,913	69.1%	1.6%	$36,677	60.1%	1.6%
Securitized financings	12,578	18.9	1.9	13,952	22.8	1.5
Senior unsecured notes	6,948	10.5	3.4	4,667	7.6	3.5
Bank term loan	1,026	1.5	4.0	5,625	9.2	2.6
Related party debt(2)	—	—	—	163	0.3	3.3
Total	$66,465	100.0%	1.9%	$61,084	100.0%	1.8%

______________________

(1)
Excludes $212 million and $153 million average balance of non-interest-bearing deposits for the nine months ended September 30, 2016 and September 30, 2015, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the nine months ended September 30, 2016 and 2015.

(2)	Represents amounts outstanding under GECC Term Loan, which were fully repaid in the nine months ended September 30, 2015.

Deposits
We obtain deposits directly from retail and commercial customers (“direct deposits”) or through third-party brokerage firms that offer our deposits to their customers (“brokered deposits”). At September 30, 2016, we had $36.2 billion in direct deposits (which includes deposits from banks and financial institutions) and $13.6 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger that channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to continue to expand our direct deposits base as a source of stable and diversified low cost funding.
Our direct deposits include a range of FDIC-insured deposit products, including certificates of deposit, IRAs, money market accounts and savings accounts.
Brokered deposits are primarily from retail customers of large brokerage firms. We have relationships with ten brokers that offer our deposits through their networks. Our brokered deposits consist primarily of certificates of deposit that bear interest at a fixed rate and at September 30, 2016, had a weighted average remaining life of 2.8 years. These deposits generally are not subject to early withdrawal.
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
The following table summarizes certain information regarding our interest-bearing deposits by type (all of which constitute U.S. deposits) for the periods indicated:

Three months ended September 30 ($ in millions)	2016			2015
	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$20,244	42.2%	1.6%	$16,195	41.5%	1.4%
Savings accounts (including money market accounts)	14,661	30.6	1.0	9,774	25.0	1.0
Brokered deposits	13,021	27.2	2.2	13,079	33.5	2.3
Total interest-bearing deposits	$47,926	100.0%	1.6%	$39,048	100.0%	1.6%

Nine months ended September 30 ($ in millions)	2016			2015
	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$19,291	42.0%	1.5%	$15,002	40.9%	1.4%
Savings accounts (including money market accounts)	13,647	29.7	1.0	7,939	21.6%	1.0
Brokered deposits	12,975	28.3	2.2	13,736	37.5%	2.2
Total interest-bearing deposits	$45,913	100.0%	1.6%	$36,677	100.0%	1.6%
Our deposit liabilities provide funding with maturities ranging from one day to ten years. At September 30, 2016, the weighted average maturity of our interest-bearing time deposits was 2.0 years. See Note 7. Deposits to our condensed consolidated financial statements for more information on their maturities.
The following table summarizes deposits by contractual maturity at September 30, 2016.

($ in millions)	3 Months or Less	Over 3 Months but within 6 Months	Over 6 Months but within 12 Months	Over 12 Months	Total
U.S. deposits (less than $100,000)(1)	$6,099	$2,669	$3,502	$10,353	$22,623
U.S. deposits ($100,000 or more)
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	1,433	2,059	4,569	5,905	13,966
Savings accounts (including money market accounts)	12,026	—	—	—	12,026
Brokered deposits:
Sweep accounts	1,200	—	—	—	1,200
Total	$20,758	$4,728	$8,071	$16,258	$49,815
______________________

(1)	Includes brokered certificates of deposit for which underlying individual deposit balances are assumed to be less than $100,000.

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
The following table summarizes expected contractual maturities of the investors’ interests in securitized financings, excluding debt premiums, discounts and issuance cost at September 30, 2016.

($ in millions)	Less Than One Year	One Year Through Three Years	After Three Through Five Years	After Five Years	Total
Scheduled maturities of long-term borrowings—owed to securitization investors:
SYNCT(1)	$1,834	$5,936	$1,755	$—	$9,525
SFT	400	2,500	—	—	2,900
Total long-term borrowings—owed to securitization investors	$2,234	$8,436	$1,755	$—	$12,425
______________________

(1)	Excludes subordinated classes of SYNCT notes that we own.
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
The following table summarizes for each of our trusts the three-month rolling average excess spread at September 30, 2016.

	Note Principal Balance ($ in millions)	# of Series Outstanding	Three-Month Rolling Average Excess Spread(1)
SYNCT(2)	$11,038	22	~13.9% to 18.3%
SFT	$2,900	10	12.9%
______________________

(1)
Represents the excess spread (generally calculated as interest income collected from the applicable pool of loan receivables less applicable net charge-offs, interest expense and servicing costs, divided by the aggregate principal amount of loan receivables in the applicable pool) for each trust (or, in the case of SYNCT, represents a range of the excess spreads relating to the particular series issued within the trust), in each case calculated in accordance with the applicable trust or series documentation, for the three securitization monthly periods ending prior to September 30, 2016.

(2)	Includes subordinated classes of SYNCT notes that we own.

Third-Party Debt
Senior Unsecured Notes
The following table provides a summary of our outstanding senior unsecured notes at September 30, 2016.

($ in millions)	Maturity	Principal Amount Outstanding(1)
Fixed rate senior unsecured notes:
1.875% senior unsecured notes	August, 2017	$500
2.600% senior unsecured notes	January, 2019	1,000
3.000% senior unsecured notes	August, 2019	1,100
2.700% senior unsecured notes	February, 2020	750
3.750% senior unsecured notes	August, 2021	750
4.250% senior unsecured notes	August, 2024	1,250
4.500% senior unsecured notes	July, 2025	1,000
3.700% senior unsecured notes	August, 2026	500
Total fixed rate senior unsecured notes		$6,850

Floating rate senior unsecured notes:
Three-month LIBOR plus 1.40% senior unsecured notes	November, 2017	$700
Three-month LIBOR plus 1.23% senior unsecured notes	February, 2020	$250
Total floating rate senior unsecured notes		$950
______________________

(1)	The amounts shown exclude unamortized debt discount, premiums and issuance cost.
At September 30, 2016, the aggregate amount of outstanding senior unsecured notes was $7.8 billion and the weighted average interest rate was 3.25%.
Bank Term Loan
During the nine months ended September 30, 2016, we prepaid $4.1 billion representing all the remaining outstanding indebtedness under the Bank Term Loan whose initial maturity date was August 2019.
Short-Term Borrowings
Except as described above, there were no material short-term borrowings for the periods presented.
Undrawn Credit Facilities
At September 30, 2016, we had an aggregate of $6.6 billion of undrawn committed capacity on our securitized financings, subject to customary borrowing conditions, from private lenders under our two existing securitization programs.
In July 2016, we entered into a three-year unsecured revolving credit facility with private lenders, which provides $0.5 billion of committed capacity. At September 30, 2016, all of the committed capacity under this facility was undrawn, subject to customary borrowing conditions.
Other
At September 30, 2016, we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.

Covenants
The indenture pursuant to which our senior unsecured notes have been issued includes various covenants, including covenants that restrict (subject to certain exceptions) Synchrony’s ability to dispose of, or incur liens on, any of the voting stock of the Bank or otherwise permit the Bank to be merged, consolidated, leased or sold in a manner that results in the Bank being less than 80% controlled by us. If we do not satisfy any of these covenants discussed above, the maturity of amounts outstanding thereunder may be accelerated and become payable. We were in compliance with all of these covenants at September 30, 2016.
Our real estate leases also include various covenants, but typically do not include financial covenants. If we do not satisfy the covenants in the real estate leases, the leases may be terminated and we may be liable for damage claims.
At September 30, 2016, we were not in default under our senior unsecured notes and had not received any notices of default under any of our real estate leases.
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
We maintain a liquidity portfolio, which at September 30, 2016 had $16.4 billion of liquid assets, primarily consisting of cash and equivalents and short-term obligations of the U.S. Treasury, less cash in transit which is not considered to be liquid, compared to $14.8 billion of liquid assets at December 31, 2015. The increase in liquid assets was primarily due to the increase in deposits, partially offset by the prepayment of the Bank Term Loan.
As additional sources of liquidity, at September 30, 2016, we had an aggregate of $7.1 billion of undrawn credit facilities, subject to customary borrowing conditions, from private lenders under our existing securitization and unsecured revolving programs, and we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
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
Our capital adequacy assessment also includes tax and accounting considerations in accordance with regulatory guidance. We maintain a net deferred tax asset on our balance sheet, and we include this asset when calculating our regulatory capital levels. However, for regulatory capital purposes, deferred tax assets are (i) limited to the amount of taxes previously paid that a company could recover through loss carrybacks; and (ii) 10% of the amount of our Tier 1 capital. At September 30, 2016, no portion of our deferred tax asset was disallowed for regulatory capital purposes.
The Bank is required to conduct stress tests on an annual basis, and beginning on January 1, 2017, the Company will be required to conduct stress tests on an annual basis under the OCC's and the Federal Reserve Board's stress test regulations. The Bank is, and the Company will be, required to use stress-testing methodologies providing for results under at least three different sets of conditions, including baseline, adverse and severely adverse conditions. In addition, while as a savings and loan holding company we currently are not subject to the Federal Reserve Board's capital planning rule, we prepared and submitted a capital plan to the Federal Reserve Board in April 2016 and commenced such plan in the third quarter of 2016.
Dividend and Share Repurchases
On July 7, 2016, the Company announced that its Board approved a quarterly cash dividend of $0.13 per share of common stock and also approved a share repurchase program of up to $952 million for the four quarters ending June 30, 2017.
During the three months ended September 30, 2016 we declared and paid a quarterly cash dividend of $0.13 per share of common stock, or $107.3 million, and repurchased approximately 8.5 million shares of our common stock for $238 million, at an average price of $27.93. We made and expect to continue to make share repurchases subject to market conditions and other factors, including legal and regulatory restrictions and required approvals.
On October 27, 2016, the Company announced that its Board approved a quarterly cash dividend of $0.13 per share of common stock, which will be paid on November 17, 2016 to holders of record at the close of business on November 7, 2016.
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
For Synchrony Financial to be a well-capitalized savings and loan holding company, Synchrony Bank must be well-capitalized and Synchrony Financial must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. As of September 30, 2016, Synchrony Financial met all the requirements to be deemed well-capitalized.
The following table sets forth at September 30, 2016 and December 31, 2015 the composition of our capital ratios for the Company calculated under the Basel III regulatory capital standards.

	Basel III Transition (unless otherwise stated)
	At September 30, 2016		At December 31, 2015
($ in millions)	Amount	Ratio(1)	Amount	Ratio(1)
Total risk-based capital	$13,794	19.5%	$12,531	18.1%
Tier 1 risk-based capital	$12,871	18.2%	$11,633	16.8%
Tier 1 leverage	$12,871	15.3%	$11,633	14.4%
Common equity Tier 1 capital	$12,871	18.2%	$11,633	16.8%
Common equity Tier 1 capital - fully phased-in (estimated)	$12,598	17.9%	$11,234	15.9%
______________________

(1)
Tier 1 leverage ratio represents total tier 1 capital as a percentage of total average assets, after certain adjustments. All other ratios presented above represent the applicable capital measure as a percentage of risk-weighted assets.

The increase in our Common equity Tier 1 capital ratio was primarily due to the retention of a majority of our net earnings for the nine months ended September 30, 2016, partially offset by an increase in risk-weighted assets. The increase in risk-weighted assets was primarily due to growth in loan receivables.
Non-GAAP Measures
The capital ratios presented above include common equity Tier 1 capital ("CET1") as calculated under the U.S. Basel III capital rules on a fully phased-in basis, which is not currently required by our regulators to be disclosed and, as such, is considered to be a non-GAAP measure. We believe that this capital ratio is a useful measure to investors because it is widely used by analysts and regulators to assess the capital position of financial services companies, although this ratio may not be comparable to similarly titled measures reported by other companies. The following table sets forth a reconciliation of the components of our CET1 capital ratio as calculated on a fully phased-in basis set forth above, to the comparable GAAP component at September 30, 2016 and December 31, 2015.

($ in millions)	At September 30, 2016	At December 31, 2015
Basel III - Common equity Tier 1 (transition)	$12,871	$11,633
Adjustments related to capital components during transition(1)	(273)	(399)

Basel III - Common equity Tier 1 (fully phased-in)	$12,598	$11,234

Risk-weighted assets - Basel III (transition)	$70,660	$69,224
Adjustments related to risk weighted assets during transition(2)	(212)	1,269

Risk-weighted assets - Basel III (fully phased-in)	$70,448	$70,493

______________________

(1)	Adjustments related to capital components to determine CET1 (fully phased-in) include the phase-in of the intangible asset exclusion.

(2)
Key differences between Basel III transition rules and fully phased-in Basel III rules relate to the calculation of risk-weighted assets including, but not limited to, adjustments for certain intangible assets and risk weighting of deferred tax assets.

Regulatory Capital Requirements - Synchrony Bank
At September 30, 2016 and December 31, 2015, the Bank met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. The following table sets forth the composition of the Bank’s capital ratios calculated under the Basel III rules at September 30, 2016 and December 31, 2015.

	At September 30, 2016		At December 31, 2015		Minimum to be Well- Capitalized under Prompt Corrective Action Provisions - Basel III
($ in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital	$9,559	17.4%	$8,442	16.6%	$5,509	10.0%
Tier 1 risk-based capital	$8,836	16.0%	$7,781	15.3%	$4,407	8.0%
Tier 1 leverage	$8,836	13.3%	$7,781	13.1%	$3,324	5.0%
Common equity Tier 1 capital	$8,836	16.0%	$7,781	15.3%	$3,581	6.5%
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
Off-Balance Sheet Arrangements and Unfunded Lending Commitments
____________________________________________________________________________________________
We do not have any significant off-balance sheet arrangements, including guarantees of third-party obligations. Guarantees are contracts or indemnification agreements that contingently require us to make a guaranteed payment or perform an obligation to a third-party based on certain trigger events. At September 30, 2016, we had not recorded any contingent liabilities in our Condensed Consolidated Statement of Financial Position related to any guarantees.
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

ITEM 1. FINANCIAL STATEMENTS
Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Earnings
(Unaudited)
____________________________________________________________________________________________

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except per share data)	2016	2015	2016	2015
Interest income:
Interest and fees on loans (Note 4)	$3,771	$3,379	$10,763	$9,685
Interest on investment securities	25	13	68	34
Total interest income	3,796	3,392	10,831	9,719
Interest expense:
Interest on deposits	188	159	539	442
Interest on borrowings of consolidated securitization entities	63	54	180	159
Interest on third-party debt	64	76	210	229
Interest on related party debt	—	—	—	4
Total interest expense	315	289	929	834
Net interest income	3,481	3,103	9,902	8,885
Retailer share arrangements	(757)	(723)	(2,091)	(2,004)
Net interest income, after retailer share arrangements	2,724	2,380	7,811	6,881
Provision for loan losses (Note 4)	986	702	2,910	2,129
Net interest income, after retailer share arrangements and provision for loan losses	1,738	1,678	4,901	4,752
Other income:
Interchange revenue	154	135	435	358
Debt cancellation fees	67	61	194	187
Loyalty programs	(145)	(122)	(390)	(294)
Other	8	10	20	54
Total other income	84	84	259	305
Other expense:
Employee costs	311	268	892	757
Professional fees	174	162	474	480
Marketing and business development	92	115	293	305
Information processing	87	77	250	214
Other	195	221	589	638
Total other expense	859	843	2,498	2,394
Earnings before provision for income taxes	963	919	2,662	2,663
Provision for income taxes (Note 12)	359	345	987	996
Net earnings	$604	$574	$1,675	$1,667

Earnings per share
Basic	$0.73	$0.69	$2.01	$2.00
Diluted	$0.73	$0.69	$2.01	$2.00

Dividends declared per common share	$0.13	$—	$0.13	$—

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
____________________________________________________________________________________________

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2016	2015	2016	2015

Net earnings	$604	$574	$1,675	$1,667

Other comprehensive income (loss)
Investment securities	—	2	17	(1)
Currency translation adjustments	(4)	(5)	2	(10)
Employee benefit plans	—	—	(2)	1
Other comprehensive income (loss)	(4)	(3)	17	(10)

Comprehensive income	$600	$571	$1,692	$1,657
Amounts presented net of taxes.

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Financial Position
____________________________________________________________________________________________

($ in millions)	At September 30, 2016	At December 31, 2015
	(Unaudited)
Assets
Cash and equivalents	$13,588	$12,325
Investment securities (Note 3)	3,356	3,142
Loan receivables: (Notes 4 and 5)
Unsecuritized loans held for investment	47,517	42,826
Restricted loans of consolidated securitization entities	23,127	25,464
Total loan receivables	70,644	68,290
Less: Allowance for loan losses	(4,115)	(3,497)
Loan receivables, net	66,529	64,793
Goodwill	949	949
Intangible assets, net (Note 6)	733	701
Other assets(a)	2,004	2,080
Total assets	$87,159	$83,990

Liabilities and Equity
Deposits: (Note 7)
Interest-bearing deposit accounts	$49,611	$43,215
Non-interest-bearing deposit accounts	204	152
Total deposits	49,815	43,367
Borrowings: (Notes 5 and 8)
Borrowings of consolidated securitization entities	12,411	13,589
Bank term loan	—	4,133
Senior unsecured notes	7,756	6,557
Total borrowings	20,167	24,279
Accrued expenses and other liabilities	3,196	3,740
Total liabilities	$73,178	$71,386

Equity:
Common Stock, par share value $0.001 per share; 4,000,000,000 shares authorized, 833,984,684 and 833,828,340 shares issued at September 30, 2016 and December 31, 2015, respectively, 825,464,400 and 833,828,340 shares outstanding at September 30, 2016 and December 31, 2015, respectively	$1	$1
Additional paid-in capital	9,381	9,351
Retained earnings	4,861	3,293
Accumulated other comprehensive income (loss):
Investment securities	7	(10)
Currency translation adjustments	(17)	(19)
Other	(14)	(12)
Treasury Stock, at cost; 8,520,284 shares at September 30, 2016	(238)	—
Total equity	13,981	12,604
Total liabilities and equity	$87,159	$83,990
_______________________
(a) Other assets include restricted cash and equivalents of $379 million and $391 million at September 30, 2016 and December 31, 2015, respectively.
See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
____________________________________________________________________________________________

	Common Stock
($ in millions, shares in thousands)	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity

Balance at January 1, 2015	833,765	$1	$9,408	$1,079	$(10)	$—	$10,478
Net earnings	—	—	—	1,667	—	—	1,667
Other comprehensive income	—	—	—	—	(10)	—	(10)
Stock-based compensation	59	—	24	—	—	—	24
Other	—	—	(1)	—	—	—	(1)
Balance at September 30, 2015	833,824	$1	$9,431	$2,746	$(20)	$—	$12,158

Balance at January 1, 2016	833,828	$1	$9,351	$3,293	$(41)	$—	$12,604
Net earnings	—	—	—	1,675	—	—	1,675
Other comprehensive income	—	—	—	—	17	—	17
Purchases of treasury stock	—	—	—	—	—	(238)	(238)
Stock-based compensation	157	—	30	—	—	—	30
Dividends - common stock	—	—	—	(107)	—	—	(107)
Balance at September 30, 2016	833,985	$1	$9,381	$4,861	$(24)	$(238)	$13,981

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
____________________________________________________________________________________________

	Nine months ended September 30,
($ in millions)	2016	2015
Cash flows - operating activities
Net earnings	$1,675	$1,667
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for loan losses	2,910	2,129
Deferred income taxes	47	(32)
Depreciation and amortization	164	127
(Increase) decrease in interest and fees receivable	(105)	(18)
(Increase) decrease in other assets	29	8
Increase (decrease) in accrued expenses and other liabilities	(321)	125
All other operating activities	388	289
Cash provided from (used for) operating activities	4,787	4,295

Cash flows - investing activities
Maturity and redemption of investment securities	1,038	2,747
Purchases of investment securities	(1,241)	(4,747)
Acquisition of loan receivables	(54)	(1,056)
Net (increase) decrease in restricted cash and equivalents	12	787
Proceeds from sale of loan receivables	—	392
Net (increase) decrease in loan receivables	(4,773)	(3,433)
All other investing activities	(133)	(300)
Cash provided from (used for) investing activities	(5,151)	(5,610)

Cash flows - financing activities
Borrowings of consolidated securitization entities
Proceeds from issuance of securitized debt	3,766	2,793
Maturities and repayment of securitized debt	(4,949)	(4,132)
Third-party debt
Proceeds from issuance of third-party debt	1,193	1,983
Maturities and repayment of third-party debt	(4,151)	(3,594)
Related party debt
Maturities and repayment of related party debt	—	(655)
Net increase (decrease) in deposits	6,119	5,364
Purchase of treasury stock	(238)	—
Dividends paid on common stock	(107)	—
All other financing activities	(6)	(1)
Cash provided from (used for) financing activities	1,627	1,758

Increase (decrease) in cash and equivalents	1,263	443
Cash and equivalents at beginning of period	12,325	11,828
Cash and equivalents at end of period	$13,588	$12,271

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
NOTE 3.    INVESTMENT SECURITIES
All of our investment securities are classified as available-for-sale and are held to meet our liquidity objectives and to comply with the Community Reinvestment Act. Our investment securities consist of the following:

	September 30, 2016				December 31, 2015
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
($ in millions)	cost	gains	losses	fair value	cost	gains	losses	fair value
Debt
U.S. government and federal agency	$2,100	$1	$—	$2,101	$2,768	$—	$(7)	$2,761
State and municipal	47	2	—	49	51	1	(3)	49
Residential mortgage-backed(a)	1,183	9	(1)	1,191	323	1	(7)	317
Equity	15	—	—	15	15	—	—	15
Total	$3,345	$12	$(1)	$3,356	$3,157	$2	$(17)	$3,142
_______________________

(a)
All of our residential mortgage-backed securities have been issued by government-sponsored entities and are collateralized by U.S. mortgages. At September 30, 2016 and December 31, 2015, $370 million and $317 million, respectively, are pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve Discount Window advances.

The following table presents the estimated fair values and gross unrealized losses of our available-for-sale investment securities:

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
($ in millions)	fair value	losses	fair value	losses
At September 30, 2016
Debt
U.S. government and federal agency	$—	$—	$—	$—
State and municipal	1	—	5	—
Residential mortgage-backed	114	—	42	(1)
Equity	1	—	—	—
Total	$116	$—	$47	$(1)

At December 31, 2015
Debt
U.S. government and federal agency	$2,611	$(7)	$—	$—
State and municipal	40	(3)	—	—
Residential mortgage-backed	175	(3)	91	(4)
Equity	1	—	—	—
Total	$2,827	$(13)	$91	$(4)
We regularly review investment securities for impairment using both qualitative and quantitative criteria. We presently do not intend to sell our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell these securities before recovery of our amortized cost.
There were no other-than-temporary impairments recognized for the three and nine months ended September 30, 2016 and 2015.
Contractual Maturities of Investments in Available-for-Sale Debt Securities (excluding residential mortgage-backed securities)

	Amortized	Estimated
At September 30, 2016 ($ in millions)	cost	fair value

Due
Within one year	$2,100	$2,101
After one year through five years	$1	$1
After five years through ten years	$1	$1
After ten years	$45	$47
We expect actual maturities to differ from contractual maturities because borrowers have the right to prepay certain obligations.
There were no material realized gains or losses recognized for the three and nine months ended September 30, 2016 and 2015.
Although we generally do not have the intent to sell any specific securities held at September 30, 2016, in the ordinary course of managing our investment securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield, liquidity requirements and funding obligations.

NOTE 4.    LOAN RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

($ in millions)	September 30, 2016	December 31, 2015

Credit cards	$67,858	$65,773
Consumer installment loans	1,361	1,154
Commercial credit products	1,385	1,323
Other	40	40
Total loan receivables, before allowance for losses(a)(b)	$70,644	$68,290
_______________________

(a)
Total loan receivables include $23.1 billion and $25.5 billion of restricted loans of consolidated securitization entities at September 30, 2016 and December 31, 2015, respectively. See Note 5. Variable Interest Entities for further information on these restricted loans.

(b)	At September 30, 2016 and December 31, 2015, loan receivables included deferred expense, net of deferred income, of $72 million and $63 million, respectively.
Allowance for Loan Losses

($ in millions)	Balance at July 1, 2016	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2016

Credit cards	$3,800	$964	$(919)	$172	$4,017
Consumer installment loans	39	11	(11)	4	43
Commercial credit products	53	12	(13)	2	54
Other	2	(1)	—	—	$1
Total	$3,894	$986	$(943)	$178	$4,115

($ in millions)	Balance at July 1, 2015	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2015

Credit cards	$3,229	$691	$(765)	$147	$3,302
Consumer installment loans	23	6	(8)	2	23
Commercial credit products	49	5	(11)	2	45
Other	1	—	—	—	$1
Total	$3,302	$702	$(784)	$151	$3,371

($ in millions)	Balance at January 1, 2016	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2016

Credit cards	$3,420	$2,836	$(2,820)	$581	$4,017
Consumer installment loans	26	38	(31)	10	43
Commercial credit products	50	36	(39)	7	54
Other	1	—	—	—	$1
Total	$3,497	$2,910	$(2,890)	$598	$4,115

($ in millions)	Balance at January 1, 2015	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2015

Credit cards	$3,169	$2,083	$(2,413)	$463	$3,302
Consumer installment loans	22	15	(24)	10	23
Commercial credit products	45	30	(35)	5	45
Other	—	1	—	—	1
Total	$3,236	$2,129	$(2,472)	$478	$3,371

Delinquent and Non-accrual Loans

At September 30, 2016 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing

Credit cards	$1,624	$1,315	$2,939	$1,315	$—
Consumer installment loans	18	3	21	—	3
Commercial credit products	32	16	48	16	—
Total delinquent loans	$1,674	$1,334	$3,008	$1,331	$3
Percentage of total loan receivables(a)	2.4%	1.9%	4.3%	1.9%	—%

At December 31, 2015 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing

Credit cards	$1,451	$1,257	$2,708	$1,257	$—
Consumer installment loans	16	3	19	—	3
Commercial credit products	32	13	45	13	—
Total delinquent loans	$1,499	$1,273	$2,772	$1,270	$3
Percentage of total loan receivables(a)	2.2%	1.9%	4.1%	1.9%	—%
______________________

(a)	Percentages are calculated based on period-end balances.
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

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Credit cards	$164	$135	$415	$362
Consumer installment loans	—	—	—	—
Commercial credit products	1	1	2	4
Total	$165	$136	$417	$366
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

At September 30, 2016 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$810	$(281)	$529	$713
Consumer installment loans	—	—	—	—
Commercial credit products	6	(3)	3	6
Total	$816	$(284)	$532	$719

At December 31, 2015 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$756	$(256)	$500	$659
Consumer installment loans	—	—	—	—
Commercial credit products	7	(3)	4	6
Total	$763	$(259)	$504	$665
Financial Effects of TDRs
As part of our loan modifications for borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following table presents the types and financial effects of loans modified and accounted for as TDRs during the periods presented:

Three months ended September 30,	2016			2015
($ in millions)	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$12	$45	$793	$12	$38	$721
Consumer installment loans	—	—	—	—	—	—
Commercial credit products	—	1	6	—	—	7
Total	$12	$46	$799	$12	$38	$728

Nine months ended September 30,	2016			2015
($ in millions)	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$36	$130	$778	$37	$110	$718
Consumer installment loans	—	—	—	—	—	—
Commercial credit products	—	1	6	—	1	8
Total	$36	$131	$784	$37	$111	$726

Payment Defaults
The following table presents the type, number and amount of loans accounted for as TDRs that enrolled in a modification plan within the previous 12 months and experienced a payment default during the periods presented. A customer defaults from a modification program after two consecutive missed payments.

Three months ended September 30,	2016		2015
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	14,779	$30	12,406	$24
Consumer installment loans	—	—	—	—
Commercial credit products	34	—	49	1
Total	14,813	$30	12,455	$25

Nine months ended September 30,	2016		2015
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	29,982	$61	24,692	$49
Consumer installment loans	—	—	—	—
Commercial credit products	82	—	91	1
Total	30,064	$61	24,783	$50
Credit Quality Indicators
Our loan receivables portfolio includes both secured and unsecured loans. Secured loan receivables are largely comprised of consumer installment loans secured by equipment. Unsecured loan receivables are largely comprised of our open-ended consumer and commercial revolving credit card loans. As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, as well as information from credit bureaus, such as a Fair Isaac Corporation (“FICO”) or other credit scores, relating to the customer’s broader credit performance. FICO scores are generally obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three credit score categories: (i) 661 or higher, which are considered the strongest credits; (ii) 601 to 660, considered moderate credit risk; and (iii) 600 or less, which are considered weaker credits. There are certain customer accounts for which a FICO score is not available where we use alternative sources to assess their credit and predict behavior. The following table provides the most recent FICO scores available for our customers at September 30, 2016 and December 31, 2015, respectively, as a percentage of each class of loan receivable. The table below excludes 0.8% and 0.9% of our total loan receivables balances at September 30, 2016 and December 31, 2015, respectively, which represents those customer accounts for which a FICO score is not available.

	September 30, 2016			December 31, 2015
	661 or	601 to	600 or	661 or	601 to	600 or
	higher	660	less	higher	660	less

Credit cards	72.8%	19.8%	7.4%	73.0%	19.8%	7.2%
Consumer installment loans	78.3%	16.2%	5.5%	77.7%	16.6%	5.7%
Commercial credit products	87.0%	8.5%	4.5%	86.8%	8.7%	4.5%

Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and by applying the same credit standards for all of our credit products. Unused credit card lines available to our customers totaled approximately $343 billion and $322 billion at September 30, 2016 and December 31, 2015, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.
Interest Income by Product
The following table provides additional information about our interest and fees on loans from our loan receivables, including held for sale:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Credit cards	$3,705	$3,315	$10,573	$9,500
Consumer installment loans	31	27	86	78
Commercial credit products	35	36	103	106
Other	—	1	1	1
Total	$3,771	$3,379	$10,763	$9,685
NOTE 5.    VARIABLE INTEREST ENTITIES
We use VIEs to securitize loans and arrange asset-backed financing in the ordinary course of business. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE and we did not provide non-contractual support for previously transferred loan receivables to any VIE in the three and nine months ended September 30, 2016 and 2015. Our VIEs are able to accept new loan receivables and arrange new asset-backed financings, consistent with the requirements and limitations on such activities placed on the VIE by existing investors. Once an account has been designated to a VIE, the contractual arrangements we have require all existing and future loans originated under such account to be transferred to the VIE. The amount of loan receivables held by our VIEs in excess of the minimum amount required under the asset-backed financing arrangements with investors may be removed by us under random removal of accounts provisions. All loan receivables held by a VIE are subject to claims of third-party investors.
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
The table below summarizes the assets and liabilities of our consolidated securitization VIEs described above.

($ in millions)	September 30, 2016	December 31, 2015
Assets
Loan receivables, net(a)	$22,041	$24,338
Other assets(b)	127	127
Total	$22,168	$24,465

Liabilities
Borrowings	$12,411	$13,589
Other liabilities	20	30
Total	$12,431	$13,619
_______________________

(a)	Includes $1.1 billion of related allowance for loan losses resulting in gross restricted loans of $23.1 billion and $25.5 billion at September 30, 2016 and December 31, 2015, respectively.

(b)
Includes $118 million of segregated funds held by the VIEs at September 30, 2016 and December 31, 2015, respectively, which are classified as restricted cash and equivalents and included as a component of other assets in our Condensed Consolidated Statements of Financial Position.

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
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $1.1 billion and $1.2 billion for the three months ended September 30, 2016 and 2015, respectively. Related expenses consisted primarily of provision for loan losses of $212 million and $191 million for the three months ended September 30, 2016 and 2015, respectively, and interest expense of $63 million and $54 million for the three months ended September 30, 2016 and 2015, respectively.
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $3.4 billion and $3.7 billion for the nine months ended September 30, 2016 and 2015, respectively. Related expenses consisted primarily of provision for loan losses of $729 million and $713 million for the nine months ended September 30, 2016 and 2015, respectively, and interest expense of $180 million and $159 million for the nine months ended September 30, 2016 and 2015, respectively. These amounts do not include intercompany transactions, principally fees and interest, which are eliminated in our condensed consolidated financial statements.

NOTE 6.    INTANGIBLE ASSETS

	September 30, 2016				December 31, 2015
($ in millions)	Weighted average useful life	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related	9 years	$1,126	$(591)	$535	$1,045	$(505)	$540
Capitalized software	5 years	335	(137)	198	253	(92)	161
Total		$1,461	$(728)	$733	$1,298	$(597)	$701
During the nine months ended September 30, 2016, we recorded additions to intangible assets subject to amortization of $163 million, primarily related to capitalized software expenditures related to the build of our stand-alone information technology infrastructure, as well as customer-related intangible assets. Customer-related intangible assets primarily relate to retail partner contract acquisitions and extensions, as well as purchased credit card relationships.
Amortization expense related to retail partner contracts was $26 million and $21 million for the three months ended September 30, 2016 and 2015, respectively, and $76 million and $63 million for the nine months ended September 30, 2016 and September 30, 2015, respectively and is included as a component of marketing and business development expense in our Condensed Consolidated Statements of Earnings. All other amortization expense was $18 million and $17 million for the three months ended September 30, 2016 and 2015, respectively, and $55 million and $42 million for the nine months ended September 30, 2016 and 2015, respectively and is included as a component of other expense in our Condensed Consolidated Statements of Earnings.
NOTE 7.    DEPOSITS

	September 30, 2016		December 31, 2015
($ in millions)	Amount	Average rate(a)	Amount	Average rate(a)

Interest-bearing deposits	$49,611	1.6%	$43,215	1.6%
Non-interest-bearing deposits	204	—	152	—
Total deposits	$49,815		$43,367
____________________

(a)	Based on interest expense for the nine months ended September 30, 2016 and the year ended December 31, 2015 and average deposits balances.
At September 30, 2016 and December 31, 2015, interest-bearing deposits included $14.0 billion and $11.9 billion, respectively, of certificates of deposit of $100,000 or more. Of the total certificates of deposit of $100,000 or more, $4.3 billion and $3.6 billion were certificates of deposit of $250,000 or more at September 30, 2016 and December 31, 2015, respectively.
At September 30, 2016, our interest-bearing time deposits maturing for the remainder of 2016 and over the next four years and thereafter were as follows:

($ in millions)	2016	2017	2018	2019	2020	Thereafter
Deposits	$2,942	$13,921	$4,089	$4,141	$2,855	$4,051
The above maturity table excludes $15.3 billion of demand deposits with no defined maturity. In addition, at September 30, 2016, we had $2.3 billion of broker network deposit sweeps procured through a program arranger who channels brokerage account deposits to us. Unless extended, the contracts associated with these broker network deposit sweeps will terminate between 2019 and 2021.

NOTE 8.    BORROWINGS

	September 30, 2016				December 31, 2015
($ in millions)	Maturity date	Interest Rate	Weighted average interest rate	Outstanding Amount(a)	Outstanding Amount(a)

Borrowings of consolidated securitization entities:
Fixed securitized borrowings	2017 - 2021	1.35% - 4.47%	1.90%	$8,704	$6,383
Floating securitized borrowings	2017 - 2019	1.02% - 1.64%	1.32%	3,707	7,206
Total borrowings of consolidated securitization entities			1.72%	12,411	13,589

Senior unsecured notes:
Fixed senior unsecured notes	2017 - 2026	1.87% - 4.50%	3.41%	6,809	6,308
Floating senior unsecured notes	2017 - 2020	1.98% - 2.20%	2.14%	947	249
Total senior unsecured notes			3.25%	7,756	6,557

Bank term loan				—	4,133

Total borrowings				$20,167	$24,279
___________________

(a)	The amounts presented above for outstanding borrowings include unamortized debt premiums, discounts and issuance cost.
The following table summarizes the maturities of the principal amount of our borrowings of consolidated securitization entities and senior unsecured notes for the remainder of 2016 and over the next four years and thereafter:

($ in millions)	2016	2017	2018	2019	2020	Thereafter
Borrowings	$—	$4,377	$3,157	$6,435	$2,098	$4,158
Third-Party Debt
Bank Term Loan
During the nine months ended September 30, 2016, we prepaid $4.1 billion representing all of the remaining outstanding indebtedness under the Bank Term Loan.
Senior Unsecured Notes

2016 Issuances ($ in millions):
Issuance Date	Principal Amount	Maturity	Interest Rate
May 9, 2016	$500	2017	Floating rate (three-month LIBOR plus 1.40%)
August 4, 2016	$500	2026	3.700% senior unsecured notes
August 9, 2016	$200	2017	Floating rate (three-month LIBOR plus 1.40%)

Credit Facilities
As additional sources of liquidity, we have certain undrawn credit facilities, primarily related to our securitization program. In July 2016, we entered into a three-year unsecured revolving credit facility with private lenders (the “Revolving Credit Facility”), which provides $0.5 billion of committed capacity.
At September 30, 2016, we had an aggregate of $6.6 billion of undrawn committed capacity under our securitization programs and all of the committed capacity under the Revolving Credit Facility was undrawn, subject to customary borrowing conditions.
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
Recurring Fair Value Measurements
The following tables present our assets measured at fair value on a recurring basis.

At September 30, 2016 ($ in millions)	Level 1	Level 2	Level 3	Total

Assets
Investment securities
Debt
U.S. Government and Federal Agency	$—	$2,101	$—	$2,101
State and municipal	—	—	49	49
Residential mortgage-backed	—	1,191	—	1,191
Equity	15	—	—	15
Total	$15	$3,292	$49	$3,356

At December 31, 2015 ($ in millions)

Assets
Investment securities
Debt
U.S. Government and Federal Agency	$—	$2,761	$—	$2,761
State and municipal	—	—	49	49
Residential mortgage-backed	—	317	—	317
Equity	15	—	—	15
Total	$15	$3,078	$49	$3,142
For the nine months ended September 30, 2016, there were no securities transferred between Level 1 and Level 2 or between Level 2 and Level 3. At September 30, 2016 and December 31, 2015, we did not have any significant liabilities measured at fair value on a recurring basis.
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

The following table presents the changes in our Level 3 debt instruments that are measured on a recurring basis for the three and nine months ended September 30, 2016 and 2015.
Changes in Level 3 Instruments

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2016	2015	2016	2015

Balance at beginning of period	$49	$54	$49	$60
Net realized/unrealized gains (losses)	2	—	4	2
Purchases	—	—	—	—
Sales	—	—	—	(6)
Settlements	(2)	(4)	(4)	(6)
Balance at end of period	$49	$50	$49	$50
Non-Recurring Fair Value Measurements
We hold certain assets that have been measured at fair value on a non-recurring basis at September 30, 2016 and 2015. These assets can include repossessed assets and cost method investments that are written down to fair value when they are impaired, as well as loan receivables held for sale. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs. The assets held by us that were measured at fair value on a non-recurring basis and the effects of the remeasurement to fair value were not material for all periods presented.

Financial Assets and Financial Liabilities Carried at Other than Fair Value

	Carrying	Corresponding fair value amount
At September 30, 2016 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$13,588	$13,588	$13,388	$200	$—
Other assets(b)	$379	$379	$379	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$66,529	$73,444	$—	$—	$73,444

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$49,815	$50,486	$—	$50,486	$—
Borrowings of consolidated securitization entities	$12,411	$12,507	$—	$9,248	$3,259
Senior unsecured notes	$7,756	$8,057	$—	$8,057	$—

	Carrying	Corresponding fair value amount
At December 31, 2015 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$12,325	$12,325	$11,865	$460	$—
Other assets(b)	$391	$391	$391	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$64,793	$71,386	$—	$—	$71,386

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$43,367	$43,840	$—	$43,840	$—
Borrowings of consolidated securitization entities	$13,589	$13,562	$—	$7,566	$5,996
Bank term loan	$4,133	$4,125	$—	$—	$4,125
Senior unsecured notes	$6,557	$6,574	$—	$6,574	$—
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
At September 30, 2016 and December 31, 2015, Synchrony Financial met all applicable requirements to be deemed well-capitalized pursuant to Federal Reserve Board regulations, and the Bank also met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. There are no conditions or events subsequent to September 30, 2016 that management believes have changed the Company's or the Bank’s capital category.
The actual capital amounts, ratios and the applicable required minimums of the Company and the Bank are as follows:
Synchrony Financial

At September 30, 2016 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)

Total risk-based capital	$13,794	19.5%	$5,653	8.0%
Tier 1 risk-based capital	$12,871	18.2%	$4,240	6.0%
Tier 1 leverage	$12,871	15.3%	$3,356	4.0%
Common equity Tier 1 Capital	$12,871	18.2%	$3,180	4.5%

At December 31, 2015 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio

Total risk-based capital	$12,531	18.1%	$5,538	8.0%
Tier 1 risk-based capital	$11,633	16.8%	$4,153	6.0%
Tier 1 leverage	$11,633	14.4%	$3,236	4.0%
Common equity Tier 1 Capital	$11,633	16.8%	$3,115	4.5%

Synchrony Bank

At September 30, 2016 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio

Total risk-based capital	$9,559	17.4%	$4,407	8.0%	$5,509	10.0%
Tier 1 risk-based capital	$8,836	16.0%	$3,306	6.0%	$4,407	8.0%
Tier 1 leverage	$8,836	13.3%	$2,659	4.0%	$3,324	5.0%
Common equity Tier I capital	$8,836	16.0%	$2,479	4.5%	$3,581	6.5%

At December 31, 2015 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio	Amount	Ratio

Total risk-based capital	$8,442	16.6%	$4,064	8.0%	$5,080	10.0%
Tier 1 risk-based capital	$7,781	15.3%	$3,048	6.0%	$4,064	8.0%
Tier 1 leverage	$7,781	13.1%	$2,384	4.0%	$2,980	5.0%
Common equity Tier I capital	$7,781	15.3%	$2,286	4.5%	$3,302	6.5%
_______________________

(a)	Capital ratios are calculated based on the Basel III Standardized Approach rules, subject to applicable transition provisions, at September 30, 2016 and December 31, 2015.

(b)
For calendar year 2016, Synchrony Financial and the Bank also must maintain a capital conservation buffer of common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 0.625 percentage points to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.

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
The following table presents the calculation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2016	2015	2016	2015
Net earnings	$604	$574	$1,675	$1,667

Weighted average common shares outstanding, basic	828	834	832	834
Effect of dilutive securities	3	2	2	1
Weighted average common shares outstanding, dilutive	831	836	834	835

Earnings per basic common share	$0.73	$0.69	$2.01	$2.00
Earnings per diluted common share	$0.73	$0.69	$2.01	$2.00

We have issued certain stock based awards under the Synchrony Financial 2014 Long-Term Incentive Plan. A total of approximately 3 million and 1 million shares related to these awards were considered anti-dilutive and therefore were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2016 and 2015, respectively.
NOTE 12.    INCOME TAXES
For periods up to and including the date of Separation, we were included in the consolidated U.S. federal and state income tax returns of GE, where applicable, but also filed certain separate state and foreign income tax returns. For periods after the date of Separation, we file separate consolidated U.S. federal and state income tax returns. The tax provision is presented on a separate company basis as if we were a separate filer for tax purposes for all periods presented. The effects of tax adjustments and settlements from taxing authorities are presented in our condensed consolidated financial statements in the period in which they occur. Our current obligations for taxes are settled with the relevant tax authority, or GE, as applicable, on an estimated basis and adjusted in later periods as appropriate and are reflected in our consolidated financial statements in the periods in which those settlements occur. We recognize the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. In calculating the provision for interim income taxes, in accordance with Accounting Standards Codification 740, Income Taxes, we apply an estimated annual effective tax rate to year-to-date ordinary income. At the end of each interim period, we estimate the effective tax rate expected to be applicable for the full fiscal year. See “Management's Discussion and Analysis—Critical Accounting Estimates” in our 2015 Form 10-K, for a discussion of the significant judgments and estimates related to income taxes.
For periods prior to separation, we are under continuous examination by the Internal Revenue Service (“IRS”) and the tax authorities of various states as part of their audit of GE’s tax returns. The IRS is currently auditing GE's consolidated U.S. income tax returns for 2012 and 2013. We are under examination in various states going back to 2008 as part of their audit of GE’s tax returns. We are not currently under audit with respect to any post-separation periods. We believe that there are no issues or claims that are likely to significantly impact our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties that could result from such examinations.
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
Unrecognized Tax Benefits

($ in millions)	September 30, 2016	December 31, 2015
Unrecognized tax benefits, excluding related interest expense and penalties	$167	$327
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	90	79
Accrued interest on unrecognized tax benefits	10	3
Accrued penalties on unrecognized tax benefits	—	—
____________________

(a)
Includes gross state and local unrecognized tax benefits net of the effects of associated U.S. federal income taxes. Excludes amounts attributable to any related valuation allowances resulting from associated increases in deferred tax assets.

We compute our unrecognized tax benefits on a separate return basis. For unrecognized tax benefits associated with periods prior to 2014, we will settle our liabilities, as required, in accordance with the TSSA. The amount of uncertain tax liabilities that may be resolved in the next twelve months is not expected to be material to our results of operations.
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
Other Matters
The Bank or the Company is or has been a defendant in a number of putative class actions alleging claims under the federal Telephone Consumer Protection Act (“TCPA”) as a result of phone calls made by the Bank. The complaints generally have alleged that the Bank or the Company placed calls to consumers by an automated telephone dialing system or using a pre-recorded message or automated voice without their consent and seek up to $1,500 for each violation, without specifying an aggregate amount. There is presently only one case outstanding, Abdeljalil et al. v. GE Capital Retail Bank, which was filed on August 22, 2012 in the U.S. District Court for the Southern District of California. In Abdeljalil, the plaintiffs assert that they received calls on their cellular telephones relating to accounts not belonging to them. On March 26, 2015, the Court entered an order granting class certification under Federal Rule of Civil Procedure 23(b)(3) (for damages) and denying class certification under Federal Rule of Civil Procedure 23(b)(2) (for injunctive relief). In the first quarter of 2016, the Bank entered an agreement to resolve the Abdeljalil action on a class basis. Pursuant to the agreement, a related case (Hofer et al. v. Synchrony Bank, which was filed on November 4, 2014 in the U.S. District Court for the Eastern District of Missouri), was dismissed on February 11, 2016. On June 16, 2016, the Court entered an order preliminarily approving the settlement. In addition to the Abdeljalil and Hofer matters discussed above, the Bank has resolved ten other putative class actions that made similar claims under the TCPA on an individual basis with the class representative. Travaglio et al. v. GE Capital Retail Bank and Allied Interstate LLC was filed on January 17, 2014 in the U.S. District Court for the Middle District of Florida and dismissed on October 9, 2014. Fitzhenry v. Lowe’s Companies Inc. and GE Capital Retail Bank was filed on May 29, 2014 in the U.S. District Court for the District of South Carolina and dismissed on October 20, 2014. Cowan v. GE Capital Retail Bank was filed on May 14, 2014 in the U.S. District Court for the District of Connecticut and dismissed on July 8, 2015. Pittman et al. v. GE Capital d/b/a GE Capital Retail Bank was filed on July 29, 2014 in the U.S. District Court for the Northern District of Alabama and dismissed on August 20, 2015. Dubanoski et al. v. Wal-Mart Stores, Inc., for which the Bank indemnified the defendant, was filed on February 27, 2015 in the United States District Court for the Northern District of Illinois and dismissed on September 1, 2015. Mintz et al v. Synchrony Bank was filed on December 28, 2015 in the U.S. District Court for the Eastern District of New York and dismissed on May 11, 2016. Deutsche et al. v. Synchrony Bank et al. was filed on March 27, 2016 in the U.S. District Court for the District of New Jersey and dismissed on June 27, 2016. Ciotti et al. v. Synchrony Financial et al. was filed on April 27, 2016 in the U.S. District Court for the Southern District of California and dismissed on June 2, 2016. Johnson et al. v. Wal-Mart Stores, Inc. and Synchrony Financial was filed on April 22, 2016 in the U.S. District Court for the Eastern District of California and dismissed on September 8, 2016. Anand v. Synchrony Bank and Synchrony Financial was filed on June 22, 2016 in the United States District Court for the Northern District of Illinois and dismissed on September 15, 2016.

In addition to the TCPA class action lawsuits related to phone calls, the Company is a defendant in a putative class action lawsuit alleging claims under the TCPA relating to facsimiles. In Michael W. Kincaid, DDS et al. v. Synchrony Financial, plaintiff alleges that the Company violated the TCPA by sending fax advertisements without consent and without required notices, and seeks up to $1,500 for each violation. The amount of damages sought in the aggregate is unspecified. The original complaint was filed in U.S. District Court for the Northern District of Illinois on January 20, 2016. On August 11, 2016, the Court granted the Company’s motion to dismiss based on the lack of personal jurisdiction. On August 15, 2016, the plaintiff re-filed the case in the Southern District of Ohio.

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
Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at September 30, 2016, we estimate that net interest income over the following 12-month period would increase by approximately $178 million.
For a more detailed discussion of our exposure to market risk, refer to “Management's Discussion and Analysis—Quantitative and Qualitative Disclosures about Market Risk” in our 2015 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

No change in internal control over financial reporting occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding purchases of our common stock primarily related to our share repurchase program that were made by us or on our behalf during the three months ended September 30, 2016.

($ in millions, except per share data)	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Program(c)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program(b)

July 1 - 31, 2016	4,784,276	$28.06	4,783,900	$817.8
August 1 - 31, 2016	3,736,384	27.78	3,736,384	714.0
September 1 - 30, 2016	31,856	26.93	—	714.0
Total	8,552,516	$27.93	8,520,284	$714.0

_______________________

(a)
Primarily represents repurchases of shares of common stock under our publicly announced share repurchase program of up to $952 million of our outstanding shares of common stock for the four quarters ending June 30, 2017. Also includes 376 shares, 0 shares and 31,856 shares withheld in July, August and September, respectively, to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock awards or upon the exercise of stock options.

(b)	Amounts exclude commission costs.

(c)	On July 7, 2016, our Board of Directors approved a share repurchase program of up to $952 million of our outstanding shares of common stock for the four quarters ending June 30, 2017.
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

Synchrony Financial
(Registrant)

October 27, 2016	/s/ Brian D. Doubles
Date	Brian D. Doubles Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
4*	Instruments defining rights of holders of long-term debt
12.1	Statement of Ratio of Earnings to Fixed Charges
31(a)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
31(b)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
32	Certification Pursuant to 18 U.S.C. Section 1350
101
The following materials from Synchrony Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2016 and 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Financial Position at September 30, 2016 and December 31, 2015, (iv) Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2016 and 2015, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (vi) Notes to Condensed Consolidated Financial Statements.

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