Form 10-K
period 2016-12-31
Synchrony Financial
filed 2017-02-23
CIK 1601712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the outstanding common equity of the registrant held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $21,081,515,270.
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 16, 2017 was 810,786,641.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held May 18, 2017, is incorporated by reference into Part III to the extent described therein.

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

•	the “Board of Directors” are to Synchrony’s board of directors;

•	the “GECC Term Loan” are to the term loan agreement, dated as of July 30, 2014, among Synchrony, as borrower, GECC, as administrative agent, and the other Lenders party thereto, as amended;

•	“FICO” score are to a credit score developed by Fair Isaac & Co., which is widely used as a means of evaluating the likelihood that credit users will pay their obligations; and

•	“EMV” are to new security technology that utilizes embedded security chips in our credit cards.
We provide a range of credit products through programs we have established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which, in our business and in this report, we refer to as our “partners.” The terms of the programs all require cooperative efforts between us and our partners of varying natures and degrees to establish and operate the programs. Our use of the term “partners” to refer to these entities is not intended to, and does not, describe our legal relationship with them, imply that a legal partnership or other relationship exists between the parties or create any legal partnership or other relationship. The “average length of our relationship” with respect to a specified group of partners or programs is measured on a weighted average basis by interest and fees on loans for the year ended December 31, 2016 for those partners or for all partners participating in a program, based on the date each partner relationship or program, as applicable, started. Information with respect to partner “locations” in this report is given at December 31, 2016. “Open accounts” represents credit card or installment loan accounts that are not closed, blocked or more than 60 days delinquent.
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
Industry and Market Data
This report contains various historical and projected financial information concerning our industry and market. Some of this information is from industry publications and other third-party sources, and other information is from our own data and market research that we commission. All of this information involves a variety of assumptions, limitations and methodologies and is inherently subject to uncertainties, and therefore you are cautioned not to give undue weight to it. Although we believe that those industry publications and other third-party sources are reliable, we have not independently verified the accuracy or completeness of any of the data from those publications or sources. Statements in this report that we are the largest provider of private label credit cards in the United States (based on purchase volume and receivables) are based on issue number 1,087 of “The Nilson Report,” a subscription-based industry newsletter, dated May 2016 (based on 2015 data).
Non-GAAP Measures
We present certain capital ratios for the Company at December 31, 2016 and 2015. These capital ratios include common equity Tier 1 capital ("CET1") as calculated under the U.S. Basel III capital rules on a fully phased-in basis, which is not currently required by our regulators to be disclosed and, as such, is considered to be a non-GAAP measure. We believe these capital ratios are useful measures to investors because they are widely used by analysts and regulators to assess the capital position of financial services companies, although these ratios may not be comparable to similarly titled measures reported by other companies. For a reconciliation of the components of these capital ratios to their nearest comparable GAAP component, see “Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital.”

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
Forward-looking statements are based on management’s current expectations and assumptions, and are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, actual results could differ materially from those indicated in these forward-looking statements. Factors that could cause actual results to differ materially include global political, economic, business, competitive, market, regulatory and other factors and risks, such as: the impact of macroeconomic conditions and whether industry trends we have identified develop as anticipated; retaining existing partners and attracting new partners, concentration of our revenue in a small number of Retail Card partners, promotion and support of our products by our partners, and financial performance of our partners; cyber-attacks or other security breaches; higher borrowing costs and adverse financial market conditions impacting our funding and liquidity, and any reduction in our credit ratings; our ability to securitize our loans, occurrence of an early amortization of our securitization facilities, loss of the right to service or subservice our securitized loans, and lower payment rates on our securitized loans; our ability to grow our deposits in the future; changes in market interest rates and the impact of any margin compression; effectiveness of our risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, our ability to manage our credit risk, the sufficiency of our allowance for loan losses and the accuracy of the assumptions or estimates used in preparing our financial statements; our ability to offset increases in our costs in retailer share arrangements; competition in the consumer finance industry; our concentration in the U.S. consumer credit market; our ability to successfully develop and commercialize new or enhanced products and services; our ability to realize the value of strategic investments; reductions in interchange fees; fraudulent activity; failure of third parties to provide various services that are important to our operations; disruptions in the operations of our computer systems and data centers; international risks and compliance and regulatory risks and costs associated with international operations; alleged infringement of intellectual property rights of others and our ability to protect our intellectual property; litigation and regulatory actions; damage to our reputation; our ability to attract, retain and motivate key officers and employees; tax legislation initiatives or challenges to our tax positions and state sales tax rules and regulations; a material indemnification obligation to GE under the Tax Sharing and Separation Agreement with GE (the "TSSA") if we cause the split-off from GE or certain preliminary transactions to fail to qualify for tax-free treatment or in the case of certain significant transfers of our stock following the split-off; regulation, supervision, examination and enforcement of our business by governmental authorities, the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the impact of the Consumer Financial Protection Bureau’s (the “CFPB”) regulation of our business; impact of capital adequacy rules and liquidity requirements; restrictions that limit our ability to pay dividends and repurchase our common stock, and restrictions that limit the Bank’s ability to pay dividends to us; regulations relating to privacy, information security and data protection; use of third-party vendors and ongoing third-party business relationships; and failure to comply with anti-money laundering and anti-terrorism financing laws.

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

PART I.
ITEM 1. BUSINESS
Our Company
____________________________________________________________________________________________
We are one of the premier consumer financial services companies in the United States. Our roots in consumer finance trace back to 1932, and today we are the largest provider of private label credit cards in the United States based on purchase volume and receivables. We provide a range of credit products through programs we have established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” Through our partners’ over 365,000 locations across the United States and Canada, and their websites and mobile applications, we offer their customers a variety of credit products to finance the purchase of goods and services. During 2016, we financed $125.5 billion of purchase volume, and at December 31, 2016, we had $76.3 billion of loan receivables and 71.9 million active accounts. Our active accounts represent a geographically diverse group of both consumers and businesses, with an average FICO score of 714 for active accounts at December 31, 2016. For the years ended December 31, 2016 and 2015, we had net earnings of $2.3 billion and $2.2 billion, respectively, representing a return on assets of 2.7% and 2.9%, respectively.
Our business benefits from longstanding and collaborative relationships with our partners, including some of the nation’s leading retailers and manufacturers with well-known consumer brands, such as Lowe’s, Walmart, Amazon and Ashley Furniture HomeStore. We believe our partner-centric business model has been successful because it aligns our interests with those of our partners and provides substantial value to both our partners and our customers. Our partners promote our credit products because they generate increased sales and strengthen customer loyalty. Our customers benefit from instant access to credit, discounts and promotional offers. We seek to differentiate ourselves through deep partner integration and our extensive marketing expertise. We have omni-channel (in-store, online and mobile) technology and marketing capabilities, which allow us to offer and deliver our credit products instantly to customers across multiple channels. For example, the purchase volume from our online and mobile channels increased by 26% for the year ended December 31, 2016.
We conduct our operations through a single business segment. Our revenue activities are managed through three sales platforms: Retail Card, Payment Solutions and CareCredit. Retail Card is a leading provider of private label credit cards, and also provides Dual Cards, general purpose co-branded credit cards, and small- and medium-sized business credit products. Payment Solutions is a leading provider of promotional financing for major consumer purchases, offering primarily private label credit cards and installment loans. CareCredit is a leading provider of promotional financing to consumers for health and personal care procedures, products or services, such as dental, veterinary, cosmetic, vision and audiology.
We offer our credit products primarily through our wholly-owned subsidiary, the Bank. Through the Bank, we offer, directly to retail and commercial customers, a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”), including certificates of deposit, individual retirement accounts (“IRAs”), money market accounts and savings accounts. We also take deposits at the Bank through third-party securities brokerage firms that offer our FDIC-insured deposit products to their customers. We have significantly expanded our online direct banking operations in recent years and our deposit base serves as a source of stable and diversified low cost funding for our credit activities. At December 31, 2016, we had $52.1 billion in deposits, which represented 72% of our total funding sources.

Ownership and Regulation of Synchrony
____________________________________________________________________________________________
The Company was previously an indirectly wholly-owned subsidiary of General Electric Capital Corporation (“GECC”) until the closing of the initial public offering of our common stock (“IPO”) in 2014, which reduced GECC’s ownership in the Company to approximately 84.6% of our common stock. In November 2015, Synchrony Financial became a stand-alone savings and loan holding company following the completion of GE's exchange offer, in which GE exchanged shares of GE common stock for all the remaining shares of our common stock it owned (the “Separation”).
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
Retail Card
Retail Card is a leading provider of private label credit cards, and also provides Dual Cards, general purpose co-branded credit cards and small- and medium-sized business credit products. Retail Card accounted for $10.9 billion, or 74%, of our total interest and fees on loans for the year ended December 31, 2016. Substantially all of the credit extended in this platform is on standard (i.e., non-promotional) terms.
Retail Card’s revenue consists of interest and fees on our loan receivables. Other income earned by the Retail Card sales platform primarily consists of interchange fees earned when our Dual Card or co-brand cards are used outside of our partners’ sales channels and fees paid to us by customers who purchase our debt cancellation products, less loyalty program payments.

Retail Card Partners
We have ongoing Retail Card programs with 26 national and regional retailers, which have approximately 45,000 retail locations and include department stores, specialty retailers, mass merchandisers, e-retailers (multi-channel and online retailers) and oil and gas retailers. The average length of our relationship with our ongoing Retail Card partners is 19 years.

Retail Card interest and fees on loans by retail market

Year ended December 31, 2016

Mass merchandisers
Specialty retailers
Department stores
E-retailers
Oil and gas retailers
2.8%
12.1%
17.5%
48.3%
19.3%

Note: Travel & Entertainment <1%

During the year ended December 31, 2016, we added the following new Retail Card partners:

Programs commenced in 2016:	Programs expected to commence in 2017:
Citgo	Nissan
Marvel	At Home
Google Store	Cathay Pacific
Fareportal

We also extended our program agreements with TJX Companies and Stein Mart during the year ended December 31, 2016. Program agreements accounting for 99% of Retail Card interest and fees on loans for the year ended December 31, 2016 currently have an expiration date in 2019 or beyond. Set forth below is certain information regarding the current scheduled expiration dates of our ongoing 26 Retail Card partner programs:

Scheduled program expiration(1)(2)

0%
1%
20%
14%
22%
12%
22%
9%
2017
2018
2019
2020
2021
2022
2023
2024+
Partners(3)
0
3
2
2
5
5
5
4

______________________

(1)	Percentages stated as a proportion of total Retail Card interest and fees on loans for the year ended December 31, 2016.

(2)	Existing partners as of December 31, 2016 and also reflects the renewal of the Belk program in January 2017.

(3)
Excludes certain credit card portfolios that were sold, have not been renewed, or expire in 2017, which represent less than 1% of our total Retail Card interest and fees on loans for the year ended December 31, 2016.

Our five largest programs are with Retail Card partners: Gap, JCPenney, Lowe’s, Sam’s Club and Walmart. These programs accounted in aggregate for 54% of our total interest and fees on loans for the year ended December 31, 2016 and 50% of loan receivables at December 31, 2016. Our programs with JCPenney, Lowe's and Walmart each accounted for more than 10% of our total interest and fees on loans for the year ended December 31, 2016. Sam’s Club is a subsidiary of Walmart that is a separate contracting entity with its own program agreement with us, which we report separately from the Walmart program. For purposes of the information provided in this paragraph with respect to Walmart, the interest and fees on loans from the Sam's Club program have not been included.
The length of our relationship with each of these five Retail Card partners is over 17 years, and in the case of Lowe's, 37 years. All of these program agreements have been renewed in recent years and expire in 2019 or beyond.
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
Retailer share arrangements
Most of our Retail Card program agreements contain retailer share arrangements that provide for payments to our partner if the economic performance of the program exceeds a contractually-defined threshold. Economic performance for the purposes of these arrangements is typically measured based on agreed upon program revenues (including interest income and certain other income) less agreed upon program expenses (including interest expense, provision for loan losses, retailer payments and operating expenses). We may also provide other economic benefits to our partners such as royalties on purchase volume or payments for new accounts, in some cases instead of retailer share arrangements (for example, on our co-branded credit cards). All of these arrangements align our interests and provide an additional incentive to our partners to promote our credit products.
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
Termination
The program agreements set forth the circumstances in which a party may terminate the agreement prior to expiration. Our program agreements generally permit us and our partner to terminate the agreement prior to its scheduled termination date for various reasons, including if the other party materially breaches its obligations. Some program agreements also permit our partner to terminate the program if we fail to meet certain service levels or change certain key cardholder terms or our credit criteria, we fail to achieve certain approval rate targets with respect to approvals of new customers, we elect not to increase the program size when the outstanding loan receivables under the program reach certain thresholds, we are not adequately capitalized, certain force majeure events occur or certain changes in our ownership occur. Certain program agreements are also subject to early termination by a party if the other party has a material adverse change in its financial condition. Historically, these rights have not typically been triggered or exercised. Some of our program agreements provide that, upon termination or expiration, our partner may purchase or designate a third party to purchase the accounts and loan receivables generated with respect to its program at fair market value or a stated price, including all related customer data.
Payment Solutions
Payment Solutions is a leading provider of promotional financing for major consumer purchases, offering private label credit cards and installment loans. Payment Solutions accounted for $2.0 billion, or 13%, of our total interest and fees on loans for the year ended December 31, 2016. Substantially all of the credit extended in Payment Solutions is promotional financing.
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

Payment Solutions Partners
In Payment Solutions, we create customized credit programs for national and regional retailers, local merchants, manufacturers, buying groups, industry associations and our own individually-branded industry programs, which are available to local merchants, participating merchants, dealers and retail outlets to provide financing offers to their customers.
At December 31, 2016, our Payment Solutions partners had approximately 120,000 retail locations. Payment Solutions is diversified by program, with no one Payment Solutions program accounting for more than 1.2% of our total interest and fees on loans for the year ended December 31, 2016. At December 31, 2016, the average length of our relationships with our ten largest Payment Solutions programs was 12 years.

Payment Solutions interest and fees on loans by retail market

Year ended December 31, 2016

Home furnishings/flooring
Electronics/appliances
Automotive
Home specialty
Power (motorcycles, ATVs and lawn and garden)
Other retail
Jewelry and other luxury items
44.4%
19.1%
9.5%
9.1%
7.5%
6.7%
3.7%

_____________________

(1)	Based on interest and fees on loans for the year ended December 31, 2016.

(2)	Length of relationship based on Sleepy's, which was subsequently acquired by Mattress Firm.
In Payment Solutions, we generally partner with sellers of “big-ticket” products or services (generally priced from $500 to $25,000) to consumers where our financing products provide strong incremental value to our partners and their customers. We also promote all of our programs to sellers through direct marketing activities such as industry trade publications, trade shows and sales efforts by dedicated internal and external sales teams, leveraging our existing partner network or through endorsements from manufacturers, buying groups and industry associations. Our broad array of point of sale technologies and quick enrollment process allow us to quickly and cost-effectively integrate new partners.
During the year ended December 31, 2016, we launched new programs with Mattress Firm and The Container Store, and also extended our program agreements associated with some of our key partner relationships, including Ashley Furniture HomeStore, hhgregg, La-Z-Boy, Nationwide Marketing Group and Suzuki.

Payment Solutions Program Agreements
National and Regional Retailers and Manufacturers
The terms of our program agreements with national and regional retailers and manufacturers are typically similar to the terms of our Retail Card program agreements in that we are the exclusive program provider of financing for the national or regional retailer or manufacturer with respect to the financing products that we offer. Some program agreements, however, allow the merchant to use a second source lender after an application has been submitted to us and declined, or in the case of some of our programs, may allow the manufacturer to have several primary lenders. The term of the program agreements generally run from three to five years and are subject to termination prior to the scheduled termination date by us or our partner for various reasons, including if the other party materially breaches its obligations. Some of these programs also permit our partner to terminate the program if we change certain key cardholder terms, exceed certain pricing thresholds, certain force majeure events occur, certain changes in our ownership occur, or there is a material adverse change in our financial condition. A few of these programs also may be terminated at will by the partner on specified notice to us (e.g., several months). Many of these program agreements have renewal clauses which allow the program agreement to be renewed for successive one or more year terms until terminated by us or our partner. We typically negotiate with program participants to renew the program agreements well in advance of their termination dates.
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
Buying Groups and Industry Associations
The programs we have established with buying groups and industry associations, such as the Home Furnishings Association, Jewelers of America and MEGA Group USA, are governed by program agreements under which we make our credit products available to their respective members or dealers, but these agreements generally do not require the members or dealers to offer our products to their customers. Under the terms of the program agreements, buying groups and industry associations generally agree to support and promote the respective programs. These arrangements may include sign-up fees and volume-based incentives paid by us to the groups and their members.
Individually-Branded Programs
Our individually-branded programs are focused on specific industries, where we create either company-branded or company and partner-branded private label credit cards that are usable across all participating locations within the industry-specific network. For example, our Synchrony Car Care program, comprised of merchants selling automotive parts, repair services and tires, covers over 27,000 locations across the United States, and cards issued may be dual branded with Synchrony Car Care and partners such as Midas, Michelin Tires or Pep Boys. Under the terms of these programs, we establish merchant discounts applicable to each financing offer, and, in some cases, the fees we charge partners for their membership in the network.
Dealer Agreements
For the programs we have established with manufacturers, buying groups, industry associations and individually-branded programs described above, we enter into individual agreements with the merchants and dealers that offer our credit products under these programs. These agreements generally are not exclusive and some parties who offer our financing products also offer financing from our competitors. Our agreements generally continue until terminated by either party, with termination typically available to either party at will upon 15 days’ written notice. Our dealer agreements set forth the economic terms associated with the program, including the fees charged to dealers to offer promotional financing, and in some cases allow us to periodically change the fees we charge.

CareCredit
CareCredit is a leading provider of promotional financing to consumers for health and personal care procedures, products or services. CareCredit accounted for $1.8 billion, or 13%, of our total interest and fees on loans for the year ended December 31, 2016. Substantially all of the credit extended in CareCredit is promotional financing.
We offer customers a CareCredit-branded private label credit card that may be used across our network of CareCredit providers. We generate revenue in CareCredit primarily from interest and fees on our loan receivables and from merchant discounts paid by providers to compensate us for all or part of the foregone interest income associated with promotional financing. We also process general purpose card transactions for some providers as their acquiring bank within most of the credit card network associations, for which we obtain an interchange fee.
CareCredit Partners
The vast majority of our partners are individual and small groups of independent healthcare providers, which includes networks of healthcare practitioners that provide elective and other procedures that generally are not fully covered by insurance. The remainder are primarily national and regional healthcare providers and health-focused retailers, including Rite Aid.

CareCredit interest and fees on loans by specialty
Year ended December 31, 2016
Dental
Veterinary
Cosmetic and dermatology
Vision
Audiology
Other markets
2.0%
3.5%
5.0%
9.4%
18.0%
62.1%

During 2016, over 185,000 locations either processed a CareCredit application or made a sale on a CareCredit credit card. No one CareCredit partner accounted for more than 0.3% of our total interest and fees on loans for the year ended December 31, 2016.
We enter into provider agreements with individual healthcare providers who become part of our CareCredit network. These provider agreements are similar to the dealer agreements that govern our relationships with the merchants and dealers offering our Payment Solutions products in that the agreements are not exclusive and typically may be terminated at will upon 15 days’ notice. Multi-year agreements are in place for larger multi-location relationships across all markets. There are typically no retailer share arrangements with partners in CareCredit.
At December 31, 2016, we had relationships with over 100 professional and other associations (including the American Dental Association and the American Animal Hospital Association), manufacturers and buying groups, which endorse and promote our credit products to their members. Of these relationships, over 60 were paid endorsements linked to member enrollment in, and volume under, the relevant program.

We screen potential partners using a variety of criteria, including whether the potential provider specializes in one of our approved specialties, carries the appropriate licensing and certifications, and meets our underwriting criteria. We also screen potential partners for reputational issues. We work with professional and other associations, manufacturers, buying groups, industry associations and healthcare consultants to educate their constituents about the products and services we offer. We believe our ability to attract new partners is aided by our customer satisfaction rate, which our research in 2016 showed is 91%. We also approach individual healthcare service providers through direct mail and advertising, and at trade shows.
During the year ended December 31, 2016, we renewed VCA Animal Hospitals in our network of providers and renewed our CareCredit endorsement relationships with the American Dental Association and American Society of Plastic Surgeons.

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
To acquire new customers, we collaborate with our partners and leverage our marketing expertise to create marketing programs that promote our products to creditworthy customers. Frequently, our partners market the availability of credit as part of (and with little incremental cost to) the advertising for their goods and services. Our marketing programs include marketing offers (e.g., 10% off the customer’s first purchase) and consumer communications that are delivered through a variety of channels, including in-store signage, online advertising, retailer website placement, associate communication, emails, text messages, direct mail campaigns, advertising circulars, and outside marketing via television, radio and print. We also employ our proprietary Quickscreen and eQuickscreen acquisition methods to make targeted pre-approved credit offers at the point-of-sale both in-store and online. Our Quickscreen and eQuickscreen technology allows us to run customer information that we have obtained from our partners through our risk models in advance so that when these customers seek to make payment for goods and services at our partners in-store or online point of sale, we can make a credit offer instantly, if appropriate. Based on our experience, due to the personalized and immediate nature of the offer, Quickscreen and eQuickscreen significantly outperform traditional direct-to-consumer pre-approved channels, such as direct mail or email, in response rate and dollar spending.
Acquiring and Marketing to CareCredit Customers
We market our products through our provider network by training our network providers on the advantages of CareCredit products and by making marketing materials available for providers to use to promote the program and educate customers. Our training helps our providers learn to discuss payment options during the pre-treatment consultation phase, including the option to apply for a CareCredit credit card and the offer of promotional credit. According to a 2016 survey of our CareCredit customers, 47% indicated that they would have postponed or reduced the scope of treatment if financing was not offered by their provider. Consumers can apply for our CareCredit products in the provider’s office and/or online via the web or mobile device.
We also market our products to potential and existing customers directly through our web-based partner locator, which allows customers to search for healthcare service providers that accept the CareCredit credit card by desired geography and provider type. According to our records, our CareCredit partner locator averaged over 850,000 hits per month during the year ended December 31, 2016. We believe our partners recognize the locator as an important source of new customer acquisition.

Enterprise Customer Engagement ("ECE") / Analytics
After a customer obtains one of our products, our marketing programs encourage card utilization by continuing to communicate our products’ value propositions (such as, depending on the program, promotional financing offers, cardholder events, product discounts, dollar-off certificates, account holder sales, reward points and offers, new product announcements and previews, and free or reduced cost gift wrapping, alteration or delivery services) through our partners’ and our distribution channels.
Through our ECE and data analytics teams, we track cardholder responsiveness to our marketing programs and use this research to target marketing messages and promotional offers to cardholders based on their individual characteristics, such as length of relationship and spending pattern. For example, if a cardholder responds positively to a coupon sent by text message, we will tailor future marketing messages so that they are delivered by text message. Our ability to target marketing messages and promotions is enhanced for Dual Card and general purpose co-branded credit card programs because we receive, collect and analyze data on in-network and all other spending.
Our extensive marketing activities targeted to existing customers have yielded high levels of re-use across both our Payment Solutions and CareCredit sales platforms. During the year ended December 31, 2016, 27% and 51% of purchase volume across our Payment Solutions platform and CareCredit network, respectively, resulted from repeat use at one or more retailers or providers.
Digital and mobile capabilities
We continue to develop our digital capabilities to help drive an improved mobile and online experience for our customers. Our mobile applications deliver customized features, including rewards, retail offers, and alerts. We also have enhanced the digital capabilities of our online banking experience, which, among other things, allows customers to access their accounts from any device. In 2016, we launched SyPi™, a fully-integrated Synchrony plug-in credit feature for our retailers’ apps, which allows credit card holders to easily shop, redeem rewards, and securely manage and make payments on their accounts via their mobile device. SyPi is also inclusive of our proprietary digital card product, which offers customers an easy way to complete transactions in our retailers’ stores without a physical card. We also launched new digital solutions including Pay My Provider™, a post-care bill payment application for CareCredit, and several new digital credit acquisition platforms including tablet applications for our field sales team and our home improvement partners to take credit applications in-stores and in-home. Additionally, we developed a new dApply application for consumers to apply for credit from any device.
We continue to invest in upgrading our digital customer experience with the launch of a fully redesigned Consumer Center for online account servicing for our Payment Solutions and CareCredit customers, and the continued rollout of our revamped eService for our Retail Card partners. We also continue to expand the use of our credit cards within various mobile wallets, such as Apple Pay and Samsung Pay, in order to further enhance the user experience for our customers.

Loyalty Programs
The retail loyalty programs we manage typically provide cardholders with rewards in the form of merchandise discounts that are earned by achieving a pre-set spending level on their private label credit card, Dual Card or general purpose co-branded credit card. The merchandise discounts can be mailed to the cardholder, accessed digitally, or may be immediately redeemable at the partner’s store. Other programs provide cash back or reward points, which are redeemable for a variety of products or awards. These loyalty programs are designed to generate incremental purchase volume per customer, while reinforcing the value of the card to the customer and strengthening customer loyalty. We continue to provide loyalty programs to customers that utilize non-credit payment types such as cash, debit or check. These multi-tender loyalty programs will allow our partners to market to an expanded customer base, and allow us access to additional prospective cardholders.

Commercial Customers
In addition to our efforts to acquire consumer cardholders, we are increasing our focus on small to mid-sized commercial customers. We offer these customers private label credit cards and Dual Cards that can be used primarily at our Retail Card partners and are similar to our consumer offerings. We are also increasing our focus on marketing our commercial pay-in-full accounts receivable product that supports a wide range of business customers.
Our Credit Products
____________________________________________________________________________________________
Through our platforms, we offer three principal types of credit products: credit cards, commercial credit products and consumer installment loans. We also offer a debt cancellation product.
The following table sets forth each credit product by type and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at December 31, 2016.

		Promotional Offer
Credit Product	Standard Terms Only	Deferred Interest	Other Promotional	Total
Credit cards	67.1%	16.5%	12.8%	96.4%
Consumer installment loans	—	—	1.8	1.8
Commercial credit products	1.7%	—	—	1.7
Other	0.1	—	—	0.1
Total	68.9%	16.5%	14.6%	100.0%
Credit Cards
Our credit card products are loans we extend through open-ended revolving credit card accounts. We offer the following principal types of credit cards:
Private Label Credit Cards
Private label credit cards are partner-branded credit cards (e.g., Lowe’s or Amazon) or program-branded credit cards (e.g., Synchrony Car Care or CareCredit) that are used primarily for the purchase of goods and services from the partner or within the program network. In addition, in some cases, cardholders may be permitted to access their credit card accounts for cash advances.
Credit under a private label credit card typically is extended either on standard terms only in our Retail Card sales platform, which means accounts are assessed periodic interest charges using an agreed non-promotional fixed and/or variable interest rate, or pursuant to a promotional financing offer in our Payment Solutions and CareCredit sales platforms, involving deferred interest, no interest or reduced interest during a set promotional period. Promotional periods typically range between six and 48 months, but we may agree to longer terms with the partner. In almost all cases we receive a merchant discount from our partners to compensate us for all or part of the foregone interest income associated with promotional financing. The terms of these promotions vary by partner, but generally the longer the deferred interest, reduced interest or interest-free period, the greater the partner’s merchant discount. Some offers permit customers to pay for a purchase in equal monthly payments with no interest or at a reduced interest rate, rather than deferring or delaying interest charges. For our deferred interest products, approximately 75% to 80% of customer transactions are typically paid off before interest is assessed. In CareCredit, standard rate financing generally applies to charges under $200.

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
Dual Cards and General Purpose Co-Brand Cards
Our patented Dual Cards are credit cards that function as private label credit cards when used to make purchases of goods or services from our partners, and as general purpose credit cards when used to make purchases from other retailers wherever cards from those card networks are accepted or for cash advance transactions. We currently issue Dual Cards for use on the MasterCard and Visa networks and we currently have the ability to issue Dual Cards for use on the American Express and Discover networks.
We have been granted two U.S. patents relating to the process by which our Dual Cards function as a private label credit card when used to make purchases from our partners and function as a general purpose credit card when used on the systems of other credit card associations.
We also offer general purpose co-branded credit cards that do not also function as private label credit cards.
Credit extended under our Dual Cards and general purpose co-branded credit cards typically is extended on standard terms only. Currently, only Retail Card offers Dual Cards and general purpose co-branded credit cards. At December 31, 2016, we offered Dual Card or general purpose co-branded credit cards through 18 of our 26 ongoing Retail Card programs, of which the majority are Dual Cards. We expect to continue to increase the number of partner programs that offer Dual Cards or general purpose co-branded credit cards and seek to increase the portion of our loan receivables attributable to these products.
Charges using a Dual Card or general purpose co-branded credit card generate interchange income for us in connection with purchases made by cardholders other than in-store or online from that partner.
We currently do not issue Dual Cards or general purpose co-branded credit cards in Canada.
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
Installment Loans
In Payment Solutions, we originate installment loans to consumers (and a limited number of commercial customers) in the United States, primarily in the power products market. Installment loans are closed-end credit accounts where the customer pays down the outstanding balance in installments. The terms of our installment loans are governed by customer agreements and applicable laws and regulations.
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
Direct Banking
__________________________________________________________________________________________
Through the Bank, we offer our customers a range of FDIC-insured deposit products. The Bank also takes deposits through third-party securities brokerage firms that offer our FDIC-insured deposit products to their customers. At December 31, 2016, we had $52.1 billion in deposits, $37.9 billion of which were direct deposits (which includes deposits from banks and financial institutions) and $14.2 billion of which were brokered deposits. During 2016, direct deposits were received from approximately 300,000 customers that had a total of over 535,000 accounts. Retail customers accounted for 99% of our direct deposits (by volume) at December 31, 2016. The Bank had a 91% retention rate on certificates of deposit balances up for renewal for the year ended December 31, 2016. FDIC insurance is provided for our deposit products up to applicable limits.
We have significantly expanded our online direct banking operations in recent years and our deposit base serves as a source of stable and diversified low cost funding for our credit activities. Our online platform is highly scalable allowing us to expand without having to rely on a traditional “brick and mortar” branch network. We expect the continued growth in our direct banking platform to come primarily from retail deposits.
We are growing our direct banking operations and believe we are well-positioned to benefit from the consumer-driven shift from branch banking to direct banking. According to the 2016 American Bankers Association survey, the percentage of customers who prefer to do their banking via direct channels (internet, mail, phone and mobile) was 80%, while those who prefer branch banking was only 14%.
Our deposit products include certificates of deposit, IRAs, money market accounts and savings accounts. We market our deposit products through multiple channels including digital and print. Customers can apply for, fund, and service their deposit accounts at our branch in Bridgewater, NJ, online or via phone. We have dedicated banking representatives within our call centers to service deposit accounts.
To attract new deposits and retain existing ones, we intend to introduce new deposit products and enhancements to our existing products. These new and enhanced products may include the introduction of checking accounts, overdraft protection lines of credit, a bill payment and person-to-person payment features, and Synchrony-branded debit cards. Our focus on deposit-taking and related branding efforts will also enable us to offer other branded direct-banking products more efficiently in the future.

During 2016, we transitioned the core banking and deposit services provided by Fidelity National Information Services, Inc. to Fiserv, Inc. ("Fiserv"). Fiserv provides our platform for online retail deposits including a customer-facing account opening and servicing platform.
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
Credit Risk Management
____________________________________________________________________________________________
Credit risk management is a critical component of our management and growth strategy. Credit risk refers to the risk of loss arising from customer default when customers are unable or unwilling to meet their financial obligations to us. Our credit risk arising from credit products is generally highly diversified across over 125 million open accounts at December 31, 2016, without significant individual exposures. We manage credit risk primarily according to customer segments and product types.
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
We also use pre-approved account solicitations for certain programs. Potential applicants are pre-screened using information provided by our partner or obtained from outside lists, and qualified individuals receive a pre-approved credit offer by mail or email.

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
Fraud Investigation
We provide follow up and research with respect to different types of fraud such as fraud rings, new account fraud and transactional fraud. We have developed a proprietary fraud model to identify new account fraud and deployed tools that help identify transaction purchase behavior outside a customer’s established pattern. Our proprietary model is also complemented by externally sourced models and tools used across the industry to better identify fraud and protect our customers. We also are continuously implementing new and improved technologies to detect and prevent fraud such as utilizing embedded security chips ("EMV") for our active Dual Card and general purpose co-branded credit card products with all of our retail partners.
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
We re-evaluate our collection efforts and consider the implementation of other techniques, including internal collection activities, use of external vendors and the sale of debt to third-party buyers, as a customer becomes increasingly delinquent. We limit our exposure to delinquencies through controls within the transaction authorization processes, the imposition of credit limits and criteria-based account suspension and revocation processes. In certain situations, we may enter into arrangements to extend or otherwise change payment schedules, decrease interest rates and/or waive fees to aid customers experiencing financial difficulties in their efforts to become current on their obligations to us.

Customer Service
____________________________________________________________________________________________
Customer service is an important feature of our relationship with our partners. Our customers can contact us via phone, mail, email, eService and eChat. During the year ended December 31, 2016, we handled approximately 260 million calls.
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
We service all programs through our ten domestic and two off-shore call centers. We also provide phone-based customer service through a third-party vendor. Our off-shore facilities are located in Hyderabad, India and Manila, Philippines. We blend domestic and off-shore locations as an important part of our servicing strategy, to maintain service availability beyond normal work hours in the U.S. and to seek optimal costs. Customer service for cards issued to customers in Canada is supported through agents based in the United States.
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
Production Services
____________________________________________________________________________________________
Our production services organization oversees a number of services, including:

•	payment processing (more than 605 million paper and electronic payments in 2016);

•	embossing and mailing credit cards (more than 55 million cards in 2016);

•	printing and mailing and eService delivery of credit card statements (more than 720 million paper and electronic statements in 2016); and

•	other letters mailed or sent electronically (more than 80 million in 2016).
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

Technology and Data Security
____________________________________________________________________________________________
Products and Services
We leverage information technology and deliver products and services that meet the needs of our partners and enable us to operate our business efficiently. The integration of our technology with our partners is at the core of our value proposition, enabling, among other things, customers to “apply and buy” at the point of sale, and many of our partners to settle transactions directly with us without an interchange fee. A key part of our strategic focus is the continued development of innovative, efficient, flexible technology and operational platforms to support marketing, risk management, account acquisition and account management, customer service, and new product development. We believe that the continued investment in and development of these platforms is an important part of our efforts to increase our competitive capabilities, reduce costs, improve quality and provide faster, more flexible technology services. Therefore, we continuously review capabilities and develop or acquire systems, processes and competencies to meet our business needs.
As part of our continuous efforts to enhance our technologies, we may either develop these capabilities internally or in partnership with third-party providers. We rely on third-party providers to help us deliver systems and operational infrastructure based on strategies and, in some cases, architecture, designed by us. These relationships include: First Data for our credit card transaction processing and production and Fiserv for retail banking.
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
We have developed a security strategy and implemented multiple layers of controls embedded throughout our technology environment that establish multiple control points between threats and our assets. Our security program is designed to provide oversight of third parties who store, process or have access to sensitive data, and we require the same level of protection from such third-party service providers. We evaluate the effectiveness of the key security controls through ongoing assessment and measurement.
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

Competition
____________________________________________________________________________________________
Our industry is highly competitive and is becoming more competitive. We compete for relationships with partners in connection with retaining existing or establishing new consumer credit programs. Our primary competitors for partners include major financial institutions such as Alliance Data Systems, American Express, Capital One, JPMorgan Chase, Citibank, TD Bank and Wells Fargo, and to a lesser extent, potential partners’ own in-house financing capabilities. We compete for partners on the basis of a number of factors, including program financial and other terms, underwriting standards, marketing expertise, service levels, product and service offerings (including incentive and loyalty programs), technological capabilities and integration, brand and reputation. In addition, some of our competitors for partners have a business model that allows for their partners to manage underwriting (e.g., new account approval), customer service and collections, and other core banking responsibilities that we retain.
We also compete for customer usage of our credit products. Consumer credit provided, and credit card payments made, using our cards constitute only a small percentage of overall consumer credit provided and credit card payments in the United States. Consumers have numerous financing and payment options available to them. As a form of payment, our products compete with cash, checks, debit cards, Visa and MasterCard credit cards, as well as American Express, Discover Card, other private-label card brands, and, to a certain extent, prepaid cards. We also compete with non-traditional providers such as PayPal. In the future, we expect our products may face increased competition from new emerging payment technologies, such as Apple Pay, Chase Pay, Samsung Pay and Square, to the extent that our products are not accepted in, or compatible with, such technologies. We may also face increased competition from current competitors or others who introduce or embrace disruptive technology that significantly changes the consumer credit and payment industry. We compete for customers and their usage of our deposit products, and to minimize transfers to competitors of our customers’ outstanding balances, based on a number of factors, including pricing (interest rates and fees), product offerings, credit limits, incentives (including loyalty programs) and customer service. Some of our competitors provide a broader selection of services, including home and automobile loans, debit cards and bank branch ATM access, which may position them better among customers who prefer to use a single financial institution to meet all of their financial needs. In addition, some of our competitors are substantially larger than we are, may have substantially greater resources than we do or may offer a broader range of products and services than we do. Moreover, some of our competitors, including new and emerging competitors in the digital and mobile payments space, are not subject to the same regulatory requirements or legislative scrutiny to which we are subject, which also could place us at a competitive disadvantage.
In our retail deposits business, we have acquisition and servicing capabilities similar to other direct-banking competitors. We compete for deposits with traditional banks, and in seeking to grow our direct-banking business, we compete with other banks that have direct-banking models similar to ours, such as Ally Financial, American Express, Capital One 360 (ING), Discover, Goldman Sachs, Nationwide, Sallie Mae and United Services Automobile Association (“USAA"). Competition among direct banks is intense because online banking provides customers the ability to quickly and easily deposit and withdraw funds and open and close accounts in favor of products and services offered by competitors.
Intellectual Property
____________________________________________________________________________________________
We use a variety of methods, such as trademarks, patents, copyrights and trade secrets, to protect our intellectual property, including our brand, "Synchrony." We also place appropriate restrictions on our proprietary information to control access and prevent unauthorized disclosures. Our brands are important assets, and we take steps to protect the value of these assets and our reputation.

Employees
____________________________________________________________________________________________
At December 31, 2016, we had over 15,000 full time employees. None of our employees are represented by a labor union or are covered by a collective bargaining agreement. We have not experienced any material employment-related work stoppages and consider relations with our employees to be good. We also have relationships with third-party call center providers in the United States and other countries that provide us with additional contractors for customer service, collections and other functions.
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
As described in greater detail below under “—Risk Management Roles and Responsibilities,” we manage our enterprise risk using an integrated framework that includes board-level oversight, administration by a group of cross-functional management committees, and day-to-day implementation by a dedicated risk management team led by the Chief Risk Officer (“CRO”). We also utilize the "Three Lines of Defense" risk management model to demonstrate and structure the roles, responsibilities and accountabilities in the organization for taking and managing risk. The Risk Committee of our Board of Directors has responsibility for the oversight of our risk management program, and three other board committees have other oversight roles with respect to risk management. Several management committees and subcommittees have important roles and responsibilities in administering our risk management program, including the Enterprise Risk Management Committee (the “ERMC”), the Management Committee (the “MC”), the Asset and Liability Management Committee (the “ALCO”) and the Capital Management Committee (the "CMC"). This committee-focused governance structure provides a forum through which risk expertise is applied cross-functionally to all major decisions, including development of policies, processes and controls used by the CRO and risk management team to execute our risk management philosophy.
Our enterprise risk management philosophy is to ensure that all relevant risks in our business activities are appropriately identified, measured, monitored and controlled. Our approach in executing this philosophy focuses on leveraging our strong credit risk expertise to drive enterprise risk management using a strong governance framework structure, a comprehensive enterprise risk assessment program and an effective risk appetite framework.
Risk Categories
Our risk management is organized around five major risk categories: credit risk, market risk, liquidity risk, operational risk (including compliance), and strategic risk. We evaluate the potential impact of a risk event on us (including subsidiaries) by assessing the partner and customer, financial, reputational, and legal and regulatory impacts.
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

Market Risk
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, correlations or other market factors will result in losses for a position or portfolio. Our principal market risk exposures arise from volatility in interest rates and their impact on our economic value, capitalization levels and earnings. Market risk is managed by the ALCO, and is subject to policy and risk appetite limits on sensitivity of both earnings at risk and the economic value of equity. Market risk metrics are reviewed by ALCO monthly, the Risk Committee on a quarterly basis and the Board of Directors as required.
Liquidity Risk
Liquidity risk is the risk that an institution’s financial condition or overall safety and soundness are adversely affected by a real or perceived inability to meet contractual obligations and support planned growth. Our primary liquidity objective is to maintain a liquidity profile that will enable us, even in times of stress or market disruption, to fund our existing assets and meet all of our liabilities in a timely manner and at an acceptable cost. Policy and risk appetite limits require us and the Bank (and other entities within our business, as applicable) to ensure that sufficient liquid assets are available to survive liquidity stresses over a specified time period. Our risk appetite policies also call for funding diversification, monitoring early warning indicators in the capital markets, and limits on the amounts of certificates of deposit maturities in any one month. Our ALCO reviews liquidity exposures continuously in the context of approved policy and risk appetite limits and reports results quarterly to the Risk Committee, and our Board of Directors as required.
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
Strategic Risk
Strategic risk consists of the current or prospective risk to earnings and capital arising from changes in the business environment and from adverse business decisions, improper implementation of decisions or lack of responsiveness to changes in the business environment. The Enterprise Risk Management team will conduct a formal strategic risk assessment at least annually, and establish risk mitigation plans for top strategic risks. The New Product Introduction ("NPI") Sub-Committee assesses the strategic viability and consistency of each new product or service. All new initiatives require the approval of the NPI Sub-Committee and a select number of new product requests are escalated to the MC and our Board of Directors, in the case of projects deemed more risky or critical to the mission of the business.

Risk Management Roles and Responsibilities
Responsibility for risk management flows to individuals and entities throughout our Company, including our Board of Directors, various board and management committees and senior management. We believe our corporate culture and values in conjunction with the risk management accountability incorporated into our integrated Risk Management Framework, which includes our governance structure and three distinct Lines of Defense, has facilitated, and will continue to facilitate, the evolution of an effective risk presence across the Company.
The “First Line of Defense” is comprised of the business areas whose day-to-day business activities involve decision-making and associated risk-taking for the Company. As the business owner, the first line is responsible for identifying, assessing, managing and controlling that risk, and for mitigating our overall risk exposure. The first line formulates strategy and operates within the risk appetite and framework. The “Second Line of Defense,” which includes the independent risk management organization, provides oversight of first line risk taking and management. The second line assists in determining risk capacity, risk appetite, and the strategies, policies and structure for managing risks. The second line owns the risk framework. The “Third Line of Defense” is comprised of our Internal Audit functions. The third line provides independent and objective assurance to senior management and to the Board of Directors that first and second line risk management and internal control systems and its governance processes are well-designed and working as intended.
Set forth below is a further description of the roles and responsibilities related to the key elements of our risk management framework.
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
Audit Committee
In coordination with the Risk Committees of the Company and the Bank, the Audit Committee’s role, among other things, is to review: (i) the Company’s major financial risk exposures and the steps management has taken to monitor and control these risks; (ii) the Company’s risk assessment and risk management practices and the guidelines, policies and processes for risk assessment and risk management; (iii) the organization, performance and audit findings of our internal audit function; (iv) our public disclosures and effectiveness of internal controls; and (v) the Company’s risk guidelines and policies relating to financial statements, financial systems, financial reporting processes, compliance and auditing, and allowance for loan losses.
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
Management Committees
We have established four management committees with important roles and responsibilities in our risk management function: the MC and the ERMC, the ALCO and the CMC. These committees and their risk-related roles are described below.
Management Committee
The MC is under the oversight of the Board of Directors and is comprised of our senior executives and chaired by our Chief Executive Officer. The MC has responsibility for reviewing and approving lending and investment activities of the Company, such as equity investments, acquisitions, dispositions, joint ventures, portfolio deals and investment issues regarding the Company. It is also responsible for overseeing the Company’s approach to managing its investments, reviewing and approving the Company’s annual strategic plan and annual operating plan, and overseeing activities administered by its Credit, Customer Experience, Culture, Information Technology, New Product Introduction, Investment Review and Pricing subcommittees. The MC also reviews management reports provided on a periodic basis, or as requested, in order to monitor evolving issues, effectiveness of risk mitigation activities and performance against strategic plans. The MC may make decisions only within the authority that is granted to it by the Board of Directors and must escalate any investment or other proposals outside of its authority to the Board of Directors for final decision.
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

ALCO
The ALCO is a management committee under the oversight of the Risk Committee and is comprised of our senior executives and chaired by the Treasurer. It identifies, measures, monitors, manages and controls market, liquidity and credit (investments and bank relationships) risks to the Company’s balance sheet. ALCO activities include reviewing and monitoring cash management, investments, liquidity, funding and foreign exchange risk activities and overseeing the safe, sound and efficient operation of the Company in compliance with applicable policies, laws and regulations.
CMC
The CMC is a management committee under the oversight of the Risk Committee and is comprised of our senior executives and chaired by the SVP, Capital, Recovery and Resolution Planning. The CMC provides oversight of the Company’s capital management, stress testing, and recovery and resolution planning activities. The CMC supports the Risk Committee in overseeing capital management activities such as the Annual Capital Plan, the Internal Capital Adequacy Assessment Process, the Dodd-Frank Act Stress Testing, the Pre-Provision Net Revenue and Credit Loss Methodologies, the Contingent Capital Plan as needed in the event of a breach, and the Recovery and Resolution Planning Process.
Chief Executive Officer, Chief Risk Officer and Other Senior Officers
Our Chief Executive Officer (“CEO”) has ultimate responsibility for ensuring the management of the Company’s risk in accordance with the Company’s approved risk appetite statement, including through her role as chairperson of the MC. The CEO also provides leadership in communicating the risk appetite to internal and external stakeholders so as to help embed appropriate risk taking into the overall corporate culture of the Company.
The CRO manages our risk management team and, as chairperson of the ERMC, is responsible for establishing and implementing standards for the identification, management, measurement, monitoring and reporting of risk on an enterprise-wide basis. In collaboration with our CEO and the Chief Financial Officer, the CRO has responsibility for developing an appropriate risk appetite with corresponding limits that aligns with supervisory expectations, and this risk appetite statement has been approved by our Board of Directors. The CRO regularly reports to our Board of Directors and the Risk Committee on risk management matters.
Our senior executive officers, that serve as leaders in the "First Line of Defense," are responsible for ensuring that their respective functions operate within established risk limits, in accordance with the Company’s enterprise risk management policy. As members of the ERMC and the MC, they are also responsible for identifying risks, considering risk when developing strategic plans, budgets and new products and implementing appropriate risk controls when pursuing business strategies and objectives. In addition, senior executive officers are responsible for deploying sufficient financial resources and qualified personnel to manage the risks inherent in the Company’s business activities.
Risk Management and Compliance Team
Our risk management and compliance team, led by the CRO, provides oversight of our risk profile and is responsible for maintaining a compliance program that includes compliance risk assessment, policy development, testing and reporting activities. This team effectively serves in a “Second Line of Defense” role by overseeing the operating activities of the “First Line of Defense.”
Internal Audit Team
The internal audit team is responsible for performing periodic, independent reviews and testing of compliance with the Company’s and the Bank’s risk management policies and standards, as well as with regulatory guidance and industry best practices. The internal audit team also assesses the design of the Company's and the Bank's policies and standards and validates the effectiveness of risk management controls, and reports the results of such reviews to the Audit Committee. The internal audit team effectively serves as the “Third Line of Defense” for the Company.

Enterprise Risk Assessment Process
The Enterprise Risk Assessment process (ERA) is a top-down procedure that is designed to identify, assess and quantify risk across the Company’s primary risk categories and serves as a basis to determine the Company’s risk profile. Enterprise risk assessments play an important role in directing our risk management activities by helping us to prioritize our initiatives and to focus our resources on the most appropriate risks. The risk leader for each risk category directs the assessment process, reviewing not only the current type and level of risks, but also compliance with regulatory guidance and industry best practices as well as policy and procedural compliance. Progress against any action plans that have been put into place to manage key risks are tracked and reported to the ERMC. Independent risk management utilizes the results of the ERA to assess the appropriateness of risk responses/actions being taken by management to address identified risks. The ERA is performed annually and refreshed quarterly, and is the basis of the Material Risk Inventory used in the strategic and capital planning processes.
Stress testing efforts are an important part of the risk assessment process and they continue to evolve as we model scenarios exploring multi-risk impacts on profitability, liquidity and capital levels. Stress testing activities provide a forward-looking assessment of risks and losses. We seek to integrate the results of our stress testing into our strategic, capital and liquidity planning processes, and use the results to identify portfolio vulnerabilities and develop risk mitigation strategies or contingency plans across a range of stressed conditions.
Risk Appetite Framework
We operate in accordance with a risk appetite statement setting forth our objectives, plans and limits, and expressing our preferences with respect to risk-taking activities in the context of our overall business goals. The risk appetite statement is approved annually by the ERMC and our Board of Directors, with delegated authority to the CRO for implementation throughout the Company. The risk appetite statement serves as a tool to preclude activities that are inconsistent with our business and risk strategy. The risk appetite statement will be reviewed and approved at least annually as part of our business planning process and will be modified, as necessary, to include updated risk tolerances by risk category, enabling us to meet prescribed goals while continuing to operate within our established risk boundaries.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Act, which was enacted in July 2010, significantly restructured the financial regulatory regime in the United States. As discussed further throughout this section, certain aspects of the Dodd-Frank Act are subject to further rulemaking that are taking effect over several years, making it difficult to anticipate the overall financial impact on us or across the industry. See also “Item 1A. Risk Factors—Risks Relating to Regulation—The Dodd-Frank Act has had, and may continue to have, a significant impact on our business, financial condition and results of operations.”

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
The Federal Reserve Board has broad enforcement authority over us and our subsidiaries (other than the Bank and the its subsidiaries). Under the Dodd-Frank Act, we are required to serve as a source of financial strength for any insured depository institution that we control, such as the Bank.
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
As of January 1, 2017, we will also be required to conduct stress tests on an annual basis. Under the Federal Reserve Board’s stress test regulations, we are required to utilize stress-testing methodologies providing for results under various scenarios of economic and financial market stress. Prior to January 1, 2017, we were already complying with the stress test requirement in substantial part and sharing results with the Federal Reserve Board. In addition, although as a savings and loan holding company we currently are not subject to the Federal Reserve Board’s Comprehensive Capital Analysis and Review (“CCAR”) rule, the Federal Reserve Board may in the future require us to comply with the CCAR process or some modified version of the CCAR process. Under this process, the Federal Reserve Board would measure our regulatory capital levels under various stress scenarios. Further, while as a savings and loan holding company we currently are not subject to the Federal Reserve Board’s capital planning rule, we prepare and submit a form of capital plan to the Federal Reserve Board for its review.
Liquidity
As a savings and loan holding company with total consolidated assets in excess of $50 billion, we are required to comply with the modified Liquidity Coverage Ratio Rule (“modified LCR Rule”) approved by the Federal Reserve Board in 2014.  The modified LCR Rule requires us to calculate, on a monthly basis, the ratio of the amount of our high quality liquid assets to our expected total net cash outflows over a 30-day stress period (“modified LCR Ratio”), and to maintain a modified LCR Ratio above 1.0. Under a rule adopted by the Federal Reserve Board in December 2016, we will be required to disclose our modified LCR Ratio and other associated liquidity data on a quarterly basis commencing with the fourth quarter of 2018.

In addition to the modified LCR Rule, we may in the future be required to comply with rules adopted by the Federal Reserve Board to implement the Basel III Net Stable Funding Ratio (“NSFR”) in the United States, which would require us to maintain a minimum acceptable amount of stable funding based on our liquidity characteristics over a one-year period. In June 2016, the Federal Reserve Board proposed a rule to implement the NSFR in the United States. Under the proposed rule, which would be effective January 1, 2018, we would be subject to a modified NSFR, which would be calibrated at 70 percent of the amount of stable funding that would be required of depository institution holding companies with $250 billion or more in total consolidated assets or $10 billion or more in total on-balance sheet foreign exposure.
Finally, the Federal Reserve Board requires bank holding companies of a similar size to us to comply with certain Enhanced Prudential Standards with respect to liquidity management.  Among other things, such bank holding companies must maintain diversified liquidity buffers and must regularly conduct liquidity stress tests.  While, as a savings and loan holding company, we are not subject to the same Enhanced Prudential Standards that apply to comparable size bank holding companies, we currently comply with many aspects of the liquidity management requirements in those Enhanced Prudential Standards, including the diversified buffer and stress testing requirements.
Dividends and Stock Repurchases
We are limited in our ability to pay dividends or repurchase our stock by the Federal Reserve Board, including on the basis that doing so would be an unsafe or unsound banking practice. Where we intend to declare or pay a dividend, we generally will be required to inform and consult with the Federal Reserve Board in advance to ensure that such dividend does not raise supervisory concerns. It is the policy of the Federal Reserve Board that a savings and loan holding company like us should generally pay dividends on common stock only out of earnings, and only if prospective earnings retention is consistent with the company’s capital needs and overall current and prospective financial condition.
According to guidance from the Federal Reserve Board, our dividend policies will be assessed against, among other things, our ability to achieve applicable Basel III capital ratio requirements. If we do not achieve applicable Basel III capital ratio requirements, we may not be able to pay dividends. Although we currently expect to meet applicable Basel III capital ratio requirements, inclusive of the capital conservation buffer when it is fully phased in by the Federal Reserve Board, we cannot be sure that we will meet those requirements or that even if we do, if we will be able to pay dividends.
In evaluating the appropriateness of a proposed redemption or repurchase of stock, the Federal Reserve Board will consider, among other things, the potential loss that we may suffer from the prospective need to increase reserves and write down assets as a result of continued asset deterioration, and our ability to raise additional common equity and other capital to replace the stock that will be redeemed or repurchased. The Federal Reserve Board also will consider the potential negative effects on our capital structure of replacing common stock with any lower-tier form of regulatory capital issued. Moreover, the approval process for any capital plan we are required to submit could result in restrictions on our ability to pay dividends or make other capital distributions. See “Item 1A. Risk Factors-Risks Relating to Regulation-Failure by Synchrony and the Bank to meet applicable capital adequacy and liquidity requirements could have a material adverse effect on us” and “—We are subject to restrictions that limit our ability to pay dividends and repurchase our common stock; the Bank is subject to restrictions that limit its ability to pay dividends to us, which could limit our ability to pay dividends, repurchase our common stock or make payments on our indebtedness.”
Activities
In general, savings and loan holding companies may only conduct, or acquire control of companies engaged in, financial activities as permitted under the relevant provisions of the Bank Holding Company Act and the Home Owners' Loan Act ("HOLA"). As a savings and loan holding company, our activities are subject to such limitations.
In addition, we are subject to banking laws and regulations that limit in certain respects the types of acquisitions and investments that we can make. For example, certain acquisitions of and investments in depository institutions or their holding companies that we may undertake are subject to the prior review and approval of our banking regulators, including the Federal Reserve Board, the OCC and the FDIC. Our banking regulators have broad discretion on whether to approve such acquisitions and investments. In deciding whether to approve a proposed acquisition or investment, federal bank regulators may consider, among other factors: (i) the effect of the acquisition or investment on competition, (ii) our financial condition and future prospects, including current and projected capital ratios and levels, (iii) the competence, experience and integrity of our management and its record of compliance with laws and regulations, (iv) the convenience and needs of the communities to be served, including the our record of compliance under the Community Reinvestment Act (the “CRA”), (v) our effectiveness in combating money laundering, and (vi) any risks that the proposed acquisition poses to the U.S. banking or financial system.
Certain acquisitions of our voting stock may be subject to regulatory approval or notice under federal law. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of our stock in excess of the amount that can be acquired without regulatory approval under the Change in Bank Control Act and the HOLA, which prohibit any person or company from acquiring control of us without, in most cases, the prior written approval of the Federal Reserve Board.
Savings Association Regulation
Overview
The Bank is required to file periodic reports with the OCC and is subject to regulation, supervision, and examination by the OCC, the FDIC, and the CFPB. The OCC has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings, internal controls and audit systems, risk management, interest rate risk exposure and compensation and other employee benefits. The Bank is periodically examined by the OCC, the FDIC, and the CFPB, which results in supervisory comments and directions relating to many aspects of the Bank’s business that require the Bank’s response and attention. In addition, the OCC, the FDIC, and the CFPB have broad enforcement authority over the Bank.
Capital
The Bank is required by OCC regulations to maintain specified levels of regulatory capital. Institutions that are not well-capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits. The OCC is authorized and, under certain circumstances, required to take certain actions against an institution that fails to meet the minimum ratios for an adequately capitalized institution. At December 31, 2016, the Bank met or exceeded all applicable requirements to be deemed well-capitalized under OCC regulations.
The following are the minimum capital ratios to which the Bank is subject:

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
The Bank is also required to conduct stress tests on an annual basis. Under the OCC’s stress test regulations, the Bank is required to utilize stress-testing methodologies providing for results under various scenarios of economic and financial market stress.

As an insured depository institution, the Bank is also subject to the Federal Deposit Insurance Act (the “FDIA”), which requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors that are established by regulation. To be well-capitalized for purposes of the FDIA, the Bank must maintain a common equity Tier 1 capital to risk-weighted assets ratio of 6.5%, a Tier 1 capital to risk-weighted assets ratio of 8%, a total capital to risk-weighted assets ratio of 10%, and a leverage ratio of Tier 1 capital to total consolidated assets of 5%, and not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by the OCC to meet or maintain a specific capital level for any capital measure. At December 31, 2016, the Bank met or exceeded all applicable requirements to be deemed well-capitalized for purposes of the FDIA.
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
Dividends and Stock Repurchases
OCC regulations limit the ability of savings associations to make distributions of capital, including payment of dividends, stock redemptions and repurchases, cash-out mergers and other transactions charged to the capital account. The Bank must obtain the OCC’s approval or give the OCC prior notice before making a capital distribution in certain circumstances, including if the Bank proposes to make a capital distribution when it does not meet certain capital requirements (or will not do so as a result of the proposed capital distribution) or certain net income requirements. In addition, the Bank must file a prior written notice of a planned or declared dividend or other distribution with the Federal Reserve Board. The OCC or the Federal Reserve Board may object to a capital distribution if: among other things, (i) the Bank is, or as a result of such distribution would be, undercapitalized, significantly undercapitalized or critically undercapitalized, (ii) the regulators have safety and soundness concerns or (iii) the distribution violates a prohibition in a statute, regulation, agreement between us and the OCC or the Federal Reserve Board, or a condition imposed on us in an application or notice approved by the OCC or the Federal Reserve Board. Additional restrictions on dividends apply if the Bank fails the QTL test (described below under “—Activities”).
The FDIA also prohibits any insured depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” If a depository institution is less than adequately capitalized, it must prepare and submit a capital restoration plan to its primary federal regulator for approval. For a capital restoration plan to be acceptable, among other things, the depository institution’s parent holding company must guarantee that the institution will comply with the capital restoration plan. If a depository institution fails to submit an acceptable capital restoration plan, it is treated as if it is “significantly undercapitalized.” A “significantly undercapitalized” depository institution may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” elect a new Board of Directors, reduce total assets or cease taking deposits from correspondent banks. A “critically undercapitalized” institution may be subject to the appointment of a conservator or receiver which could sell or liquidate the institution, be required to refrain from making payments on its subordinated debt, or be subject to additional restrictions on its activities.
Activities
Under HOLA, the OCC requires the Bank to comply with the qualified thrift lender, or “QTL” test. Under the QTL test, the Bank is required to maintain at least 65.00% of its “portfolio assets” (total assets less (i) specified liquid assets up to 20.00% of total assets, (ii) intangibles, including goodwill and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans and small business loans) in at least nine months of the most recent 12-month period. The Bank currently meets that test. A savings association that fails to meet the QTL test is subject to certain operating restrictions and may be required to convert to a national bank charter.

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
The FDIA prohibits insured banks from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited) unless it is “well-capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. A bank that is “adequately capitalized” and that accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions under the FDIA on a bank that is “well-capitalized.” Further, “undercapitalized” institutions are subject to growth limitations. At December 31, 2016, the Bank met or exceeded all applicable requirements to be deemed well-capitalized for purposes of the FDIA. An inability to accept brokered deposits in the future could materially adversely impact our funding costs and liquidity.
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
In March 2016, the Board of Directors of the FDIC approved a final rule to increase the DIF reserve ratio to the statutorily required minimum level of 1.35 percent. Under a rule adopted by the FDIC in 2011, regular assessment rates for all banks decrease after the reserve ratio first reaches 1.15 percent. Under the final rule adopted in March 2016, banks with at least $10 billion in assets are subject to a surcharge of 4.5 cents per $100 of the assessment base, after making certain adjustments, also after the reserve ratio reaches 1.15 percent. The FDIC expects the reserve ratio will likely reach 1.35 percent after approximately two years of payments of these surcharges. The decrease in regular assessment rates and the surcharge for banks with $10 billion in assets both became effective beginning the third quarter of 2016, which is the first quarter after the reserve ratio reached 1.15 percent.

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
Resolution and Recovery Planning
The Bank is required annually to submit to the FDIC a plan for the Bank’s resolution in the event of its failure. The plan is designed to enable the FDIC, if appointed receiver for the Bank, to resolve the Bank under sections 11 and 13 of the FDIA in a manner that ensures that its depositors receive access to their insured deposits within one business day of the Bank's failure (two business days if the failure occurs on a day other than Friday), maximizes the net present value return from the sale or disposition of the Bank’s assets, and minimizes the amount of any loss realized by the creditors in the resolution. The resolution plan requirement is intended to ensure that the FDIC has access to all of the material information it needs to resolve the Bank efficiently in the event of its failure.
In September 2016, the OCC issued final guidance that will require the Bank to develop and maintain a recovery plan that identifies triggers and options for responding to a wide range of severe internal and external stress scenarios and for restoring the Bank, to the extent it is experiencing or is likely to experience considerable financial or operational stress, to financial strength and viability in a timely manner. The Bank will be required to have in place its recovery plan under this guidance by July 1, 2018.
Heightened Standards for Risk Management Governance
The OCC’s Heightened Standards establish guidelines for the governance and risk management practices of large OCC-regulated institutions, including the Bank. These Heightened Standards require covered banks to establish and adhere to a written governance framework in order to manage and control their risk-taking activities, provide standards for covered banks’ boards of directors to oversee the risk governance framework, and describe the appropriate risk management roles and responsibilities of front line units, independent risk management, and internal audit functions. The Bank believes it complies with the Heightened Standards.
Consumer Financial Services Regulation
The relationship between us and our U.S. customers is regulated under federal and state consumer protection laws. Federal laws include the Truth in Lending Act, the Equal Credit Opportunity Act, HOLA, the Fair Credit Reporting Act (the “FCRA”), the Gramm-Leach-Bliley Act (the “GLBA”), the CARD Act and the Dodd-Frank Act. These and other federal laws, among other things, require disclosures of the cost of credit, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, require safe and sound banking operations, prohibit unfair, deceptive and abusive practices, restrict our ability to raise interest rates on certain credit card balances, and subject us to substantial regulatory oversight. State and, in some cases, local laws also may regulate the relationship between us and our U.S. customers in these areas, as well as in the areas of collection practices, and may provide other additional consumer protections. Moreover, we are subject to the Servicemembers Civil Relief Act, which protects persons called to active military service and their dependents from undue hardship resulting from their military service. The Servicemembers Civil Relief Act applies to all debts incurred prior to the commencement of active duty (including credit card and other open-end debt) and limits the amount of interest, including service and renewal charges and any other fees or charges (other than bona fide insurance) that is related to the obligation or liability.
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
The FCRA regulates our use of credit reports and the reporting of information to credit reporting agencies, and also provides a standard for lenders to share information with affiliates and certain third parties and to provide firm offers of credit to consumers. The FCRA also places further restrictions on the use of information shared between affiliates for marketing purposes, requires the provision of disclosures to consumers when risk-based pricing is used in a credit decision, and requires safeguards to help protect consumers from identity theft.
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
The Durbin Amendment in the Dodd-Frank Act requires the Federal Reserve Board to promulgate certain rules related to debit transaction interchange fees. The Federal Reserve Board has adopted a final rule that, among other things, establishes a regulatory cap for many types of debit interchange transactions that is no more than 21 cents plus five basis points of the value of the transaction. The Federal Reserve Board’s rule also allows a debit card issuer to recover 1% per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements. In addition, the rule prohibits the imposition of restrictions on a merchant’s ability to direct the routing of electronic debit transactions over a network for which the issuer has enabled processing.
The Dodd-Frank Act established the CFPB, which regulates consumer financial products and services and certain financial services providers. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” and ensure consistent enforcement of laws so that all consumers have access to markets for consumer financial products and services that are fair, transparent and competitive. The CFPB has rulemaking and interpretive authority under the Dodd-Frank Act and other federal consumer financial services laws, as well as broad supervisory, examination and enforcement authority over large providers of consumer financial products and services, such as us. In addition, the CFPB has an online complaint system that allows consumers to log complaints with respect to various consumer finance products, including the products we offer. The system could inform future agency decisions with respect to regulatory, enforcement or examination focus. There continues to be uncertainty as to how the CFPB’s strategies and priorities will impact our business and our results of operations going forward. See “Item 1A. Risk Factors—Risks Relating to Regulation—There continues to be uncertainty as to how the Consumer Financial Protection Bureau’s actions will impact our business; the agency’s actions have had and may continue to have an adverse impact on our business.”
In March 2015, the CFPB issued a report scrutinizing pre-dispute arbitration clauses, and in May 2016, the CFPB published a proposed rule that would substantially curtail our ability to enter into voluntary pre-dispute arbitration clauses with consumers. The proposed rule would prevent us from including arbitration clauses in consumer contracts unless the clauses expressly permit class actions to proceed in court and require us to provide copies of consumer arbitration agreements, claims, and decisions to the CFPB for potential publication. If the CFPB’s proposals are adopted, we expect that our exposure to class action litigation could increase significantly. See “Item 1A. Risk Factors—Risks Relating to Our Business—Litigation, regulatory actions and compliance issues could subject us to significant fines, penalties, judgments, remediation costs and/or requirements resulting in increased expenses.”

Privacy
We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification. For example, in the United States, certain of our businesses are subject to the GLBA and implementing regulations and guidance. Among other things, the GLBA: (i) imposes certain limitations on the ability of financial institutions to share consumers’ nonpublic personal information with nonaffiliated third parties, (ii) requires that financial institutions provide certain disclosures to consumers about their information collection, sharing and security practices and affords customers the right to “opt out” of the institution’s disclosure of their personal financial information to nonaffiliated third parties (with certain exceptions) and (iii) requires financial institutions to develop, implement and maintain a written comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities, the sensitivity of customer information processed by the financial institution as well as plans for responding to data security breaches. Federal and state laws also require us to respond appropriately to data security breaches. We have a program to comply with applicable privacy, information security, and data protection requirements imposed by federal, state, and foreign laws, including the GLBA. See also “Item 1A. Risk Factors—Risks Relating to Regulation—Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.”
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
In May 2016, the Financial Crimes Enforcement Network (“FinCEN”) promulgated a final rule under the Bank Secrecy Act that requires the Bank to adopt due diligence procedures to identify and verify a legal entity customer’s beneficial owner(s) at the time a new account is opened and to understand the nature and purpose of the customer relationship. The Bank will be required to comply with the final rule by May 11, 2018, and is currently working on changes to its product and channel strategies, application and servicing processes and systems to ensure compliance. See “Item 1A. Risk Factors—Risks Relating to Regulation—Failure to comply with anti-money laundering and anti-terrorism financing laws could have significant adverse consequences for us.”
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

ITEM 1A. RISK FACTORS
The following discussion of risk factors contains “forward-looking statements,” as discussed in “Cautionary Note Regarding Forward-Looking Statements.” These risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. The following information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A), and the consolidated and combined financial statements and related notes in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K Report.
Our business routinely encounters and address risks, some of which will cause our future results to be different - sometimes materially different - than we anticipate. Discussion about important operational risks that our business encounters can be found in the business descriptions in “Item 1. Business” and the MD&A section of this Form 10-K Report. Below, we describe certain important strategic, operational, financial, and legal and compliance risks. Our reactions to material future developments as well as our competitors’ reactions to those developments will affect our future results.
Risks Relating to Our Business
____________________________________________________________________________________________
Macroeconomic conditions could have a material adverse effect on our business, results of operations and financial condition.
Key macroeconomic conditions historically have affected our business, results of operations and financial condition and are likely to affect them in the future. Consumer confidence, unemployment and housing indicators are among the factors that often impact consumer spending behavior. Poor economic conditions reduce the usage of our credit cards and other financing products and the average purchase amount of transactions on our credit cards and through our other products, which, in each case, reduces our interest and fee income. We rely primarily on interest and fees on our loan receivables to generate our net earnings. Our interest and fees on our loan receivables was $14.7 billion for the year ended December 31, 2016. Poor economic conditions also adversely affect the ability and willingness of customers to pay amounts owed to us, increasing delinquencies, bankruptcies, charge-offs and allowances for loan losses, and decreasing recoveries. For example, our over-30 day delinquency rate as a percentage of period-end loan receivables was 8.25% at December 31, 2009 during the financial crisis, compared to 4.32% at December 31, 2016, and our full-year net charge-off rate was 11.26% for the year ended December 31, 2009, compared to 4.57% for the year ended December 31, 2016. The assessment of our credit profile includes the evaluation of portfolio mix, account maturation, as well as broader consumer trends, such as payment behavior and overall indebtedness. During 2016, these factors contributed to increases in our delinquent accounts and our forecasted net charge-off rate over the next twelve months. We believe the delinquency rate and net charge-off rate in our portfolio will continue to increase modestly from the low credit trends we have experienced in the last two years, and are likely to increase materially if economic conditions deteriorate.
Economic growth in the United States since the recession has been slow and uneven as consumers continue to recover from previously high unemployment rates, lower housing values, concerns about the level of U.S. government debt and fiscal actions that may be taken to address this, as well as economic and political conditions in the U.S. and global markets. A prolonged period of slow economic growth or a significant deterioration in economic conditions would likely affect consumer spending levels and the ability and willingness of customers to pay amounts owed to us, and could have a material adverse effect on our business, results of operations and financial condition.
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
A significant percentage of our interest and fees on loans comes from relationships with a small number of Retail Card partners, and the loss of any of these Retail Card partners could adversely affect our business and results of operations.
Our five largest programs (Gap, JCPenney, Lowe’s, Sam’s Club and Walmart) accounted in aggregate for 54% of our total interest and fees on loans for the year ended December 31, 2016 and 50% of loan receivables at December 31, 2016. Our programs with JCPenney, Lowe's and Walmart each accounted for more than 10% of our total interest and fees on loans for the year ended December 31, 2016. Sam’s Club is a subsidiary of Walmart that is a separate contracting entity with its own program agreement with us, which we report separately from the Walmart program. We expect to have significant concentration in our largest relationships for the foreseeable future. See "Item 1. Business—Retail Card Partners."
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
Our ability to generate new loans and the interest and fees and other income associated with them is dependent upon sales of merchandise and services by our partners. The retail and healthcare industries in which our partners operate are intensely competitive. Our partners compete with retailers and department stores in their own geographic areas, as well as catalog and internet sales businesses. Our partners in the healthcare industry compete with other healthcare providers. Our partners’ sales may decrease or may not increase as we anticipate for various reasons, some of which are in the partners’ control and some of which are not. For example, partner sales may be adversely affected by macroeconomic conditions having a national, regional or more local effect on consumer spending, business conditions affecting a particular partner or industry, or catastrophes affecting broad or more discrete geographic areas. If our partners’ sales decline for any reason, it generally results in lower credit sales, and therefore lower loan volume and associated interest and fees and other income for us from their customers. In addition, if a partner closes some or all of its stores or becomes subject to a voluntary or involuntary bankruptcy proceeding (or if there is a perception that it may become subject to a bankruptcy proceeding), its customers who have used our financing products may have less incentive to pay their outstanding balances to us, which could result in higher charge-off rates than anticipated and our costs for servicing its customers’ accounts may increase. This risk is particularly acute with respect to our largest partners that account for a significant amount of our interest and fees on loans. See “—A significant percentage of our interest and fees on loans comes from relationships with a small number of Retail Card partners, and the loss of any of these Retail Card partners could adversely affect our business and results of operations.” Moreover, if the financial condition of a partner deteriorates significantly or a partner becomes subject to a bankruptcy proceeding, we may not be able to recover for customer returns, customer payments made in partner stores or other amounts due to us from the partner. A decrease in sales by our partners for any reason or a bankruptcy proceeding involving any of them could have a material adverse impact on our business and results of operations.

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
Information security risks for large financial institutions like us have increased recently in part because of new technologies, the use of the internet and telecommunications technologies (including mobile and other connected devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions that are designed to disrupt key business services, such as consumer-facing web sites. Our successful business performance and marketing efforts may increase our profile and therefore our risk of being targeted for cyber-attacks and other security breaches, including attacks targeting our key business services and websites. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. We employ detection and response mechanisms designed to contain and mitigate security incidents, but early detection may be thwarted by sophisticated attacks and malware designed to avoid detection.
We also face risks related to cyber-attacks and other security breaches in connection with credit card transactions that typically involve the transmission of sensitive information regarding our customers through various third-parties, including our partners, retailers that are not our partners where our Dual Cards and general purpose co-branded credit cards are used, merchant acquiring banks, payment processors, card networks (e.g., Visa and MasterCard) and our processors (e.g., First Data and Fiserv). Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments such as the point of sale that we do not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of our own, and in some cases, we may have exposure and suffer losses for breaches or attacks relating to them. We also rely on numerous other third-party service providers to conduct other aspects of our business operations and face similar risks relating to them. While we regularly conduct security assessments of significant third-party service providers, we cannot be sure that their information security protocols are sufficient to withstand a cyber-attack or other security breach.
The access by unauthorized persons to, or the improper disclosure by us of, confidential information regarding our customers or our own proprietary information, software, methodologies and business secrets could interrupt our business or operations, result in significant legal and financial exposure, supervisory liability, damage to our reputation or a loss of confidence in the security of our systems, products and services, all of which could have a material adverse impact on our business, financial condition and results of operations. In addition, there have been a number of well-publicized attacks or breaches directed at others in our industry that have heightened concern by consumers generally about the security of using credit cards, which have caused some consumers, including our customers, to use our credit cards less in favor of alternative methods of payment and has led to increased regulatory focus on, and potentially new regulations relating to, these matters. Further cyber-attacks or other breaches in the future, whether affecting us or others, could intensify consumer concern and regulatory focus and result in reduced use of our cards and increased costs, all of which could have a material adverse effect on our business.

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
In addition, at December 31, 2016, we had an aggregate of $6.7 billion of undrawn credit facilities, subject to customary borrowing conditions, from private lenders under our existing securitization programs and an unsecured revolving credit facility. Our ability to draw on such commitments is subject to the satisfaction of certain conditions, including the applicable securitization trust having sufficient collateral to support the draw and the absence of an early amortization event. Moreover, there are regulatory reforms that have recently been proposed or adopted in the United States and internationally that are intended to address certain issues that affected banks in the recent financial crisis. These reforms, generally referred to as “Basel III,” subject banks to more stringent capital, liquidity and leverage requirements. To the extent that the Basel III requirements result in increased costs to the banks providing undrawn committed capacity under our securitization programs, these costs are likely to be passed on to us. In addition, in response to Basel III, some banks in the market (including certain of the private lenders in our securitization programs) have added provisions to their credit agreements permitting them to delay disbursement of funding requests for 30 days or more. If our bank lenders require delayed disbursements of funding and/or higher pricing for committing undrawn capacity to us, our cost of funding and access to liquidity could be adversely affected.
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
We use the securitization of loans, which involves the transfer of loans to a trust and the issuance by the trust of asset-backed securities to third-party investors, as a significant source of funding. Our average level of securitized financings from third parties was $12.4 billion and $13.8 billion for the years ended December 31, 2016 and 2015, respectively. For a discussion of our securitization activities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funding, Liquidity and Capital Resources—Funding Sources—Securitized Financings” and Note 5. Variable Interest Entities to our consolidated and combined financial statements.
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
Synchrony currently acts as servicer with respect to our publicly registered securitization trust and its related series of asset-backed securities, and the Bank acts as servicer with respect to our other securitization trust. If Synchrony or the Bank, as applicable, defaults in its servicing obligations, an early amortization event could occur with respect to the relevant asset-backed securities and/or Synchrony or the Bank, as applicable, could be replaced as servicer. Servicer defaults include, for example, the failure of the servicer to make any payment, transfer or deposit in accordance with the securitization documents, a breach of representations, warranties or agreements made by the servicer under the securitization documents, the delegation of the servicer’s duties contrary to the securitization documents and the occurrence of certain insolvency events with respect to the servicer. Such an amortization event would have the adverse consequences discussed in the immediately preceding risk factor.
If either Synchrony or the Bank defaults in its servicing obligations with respect to the applicable securitization trust, a third party could be appointed as servicer of such trust. If a third-party servicer is appointed, there is no assurance that the third party will engage us as sub-servicer, in which event we would no longer be able to control the manner in which the related trust’s assets are serviced, and the failure of a third party to appropriately service such assets could lead to an early amortization event in the affected securitization trust, which would have the adverse consequences discussed in the immediately preceding risk factor.
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
We obtain deposits directly from retail and commercial customers or through brokerage firms that offer our deposit products to their customers. At December 31, 2016, we had $37.9 billion in direct deposits (which includes deposits from banks and financial institutions) and $14.2 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger who channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to continue to fund our growth through direct deposits.
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
The FDIA prohibits an insured bank from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is “well capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. A bank that is “adequately capitalized” and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions under the FDIA on a bank that is “well capitalized” and at December 31, 2016, the Bank met or exceeded all applicable requirements to be deemed “well capitalized” for purposes of the FDIA. However, there can be no assurance that the Bank will continue to meet those requirements. Limitations on the Bank’s ability to accept brokered deposits for any reason (including regulatory limitations on the amount of brokered deposits in total or as a percentage of total assets) in the future could materially adversely impact our funding costs and liquidity. Any limitation on the interest rates the Bank can pay on deposits could competitively disadvantage us in attracting and retaining deposits and have a material adverse effect on our business.
Changes in market interest rates could have a material adverse effect on our net earnings, funding and liquidity.
Changes in market interest rates cause our net interest income to increase or decrease, as certain of our assets and liabilities carry interest rates that fluctuate with market benchmarks. At December 31, 2016, 55.6% of our loan receivables were priced at a fixed interest rate to the customer, with the remaining 44.4% at a floating interest rate. We fund our assets with a combination of fixed rate and floating rate funding sources that include deposits, asset-backed securities and unsecured debt. The interest rate benchmark for our floating rate assets is the prime rate, and the interest rate benchmark for our floating rate liabilities is generally either the London Interbank Offered Rate (“LIBOR”) or the federal funds rate. The prime rate and LIBOR or the federal funds rate could reset at different times or could diverge, leading to mismatches in the interest rates on our floating rate assets and floating rate liabilities. To the extent we are unable to position the balance sheet (naturally or using derivatives) to effectively match the interest rates on our assets and liabilities, our net earnings could be materially adversely affected.
Competitive and regulatory factors may limit our ability to raise interest rates on our loans. In addition, some of our program agreements limit the rate of interest we can charge to customers. If interest rates were to rise materially over a sustained period of time, and we are unable to sufficiently raise our interest rates in a timely manner, or at all, our net interest margin could be adversely impacted, which could have a material adverse effect on our net earnings.
Interest rates may also adversely impact our customers’ spending levels and ability and willingness to pay amounts owed to us. Our floating rate credit products bear interest rates that fluctuate with the prime rate. Higher interest rates often lead to higher payment obligations by customers to us and other lenders under mortgage, credit card and other consumer loans, which may reduce our customers’ ability to remain current on their obligations to us and therefore lead to increased delinquencies, bankruptcies, charge-offs, allowances for loan losses, and decreasing recoveries, all of which could have a material adverse effect on our net earnings.
Changes in interest rates and competitor responses to these changes may also impact customer decisions to maintain deposits with us, and reductions in deposits could materially adversely affect our funding costs and liquidity.
We assess our interest rate risk by estimating the net interest income impact of various interest rate scenarios. We take risk mitigation actions based on those assessments. Changes in interest rates could materially reduce our net interest income and our net earnings, and could also increase our funding costs and reduce our liquidity, especially if actual conditions turn out to be materially different from our assumptions. For a discussion of interest rate risk sensitivities, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.”

Our risk management processes and procedures may not be effective in mitigating our risks.
Our risk management processes and procedures seek to appropriately balance risk and return and mitigate risks. We have established processes and procedures intended to identify, measure, monitor and control the types of risk to which we are subject, including credit risk, market risk, liquidity risk, operational risk (including compliance risk) and strategic risk. Credit risk is the risk of loss that arises when an obligor fails to meet the terms of an obligation. We are exposed to both consumer credit risk, from our customer loans, and institutional credit risk, principally from our partners. Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, correlations or other market factors will result in losses for a position or portfolio. Liquidity risk is the risk that financial condition or overall safety and soundness are adversely affected by an inability, or perceived inability, to meet obligations and support business growth. Operational risk is the risk of loss arising from inadequate or failed processes, people or systems, external events (i.e., natural disasters) or compliance, reputational or legal matters and includes those risks as they relate directly to us as well as to third parties with whom we contract or otherwise do business. Strategic risk is the risk from changes in the business environment, improper implementation of decisions or inadequate responsiveness to changes in the business environment. See “Item 1. Business—Credit Risk Management” and “Risk Management” for additional information on the types of risks affecting our business.
We seek to monitor and control our risk exposure through a framework that includes our risk appetite statement, ERA process, risk policies, procedures and controls, reporting requirements, and corporate culture and values in conjunction with the risk management accountability incorporated into our integrated Risk Management Framework, which includes our governance structure and three distinct Lines of Defense. Management of our risks in some cases depends upon the use of analytical and/or forecasting models. If the models that we use to manage these risks are ineffective at predicting future losses or are otherwise inadequate, we may incur unexpected losses or otherwise be adversely affected. In addition, the information we use in managing our credit and other risk may be inaccurate or incomplete as a result of error or fraud, both of which may be difficult to detect and avoid. There may also be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated including when processes are changed or new products and services are introduced. If our risk management framework does not effectively identify and control our risks, we could suffer unexpected losses or be adversely affected, and that could have a material adverse effect on our business, results of operations and financial condition.
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

Our ability to manage credit risk and avoid high charge-off rates also may be adversely affected by economic conditions that may be difficult to predict, such as the recent financial crisis. The assessment of our credit profile includes the evaluation of portfolio mix, account maturation, as well as broader consumer trends, such as payment behavior and overall indebtedness. During 2016, these factors have contributed to an increase in our delinquent accounts and our forecasted net charge-off rate over the next twelve months. We believe the delinquency rate and net charge-off rate in our portfolio will continue to increase modestly from the low credit trends we have experienced in the last two years, and are likely to increase materially if economic conditions deteriorate. In addition, we remain subject to conditions in the consumer credit environment. There can be no assurance that our credit underwriting and risk management strategies will enable us to avoid high charge-off levels or delinquencies, or that our allowance for loan losses will be sufficient to cover actual losses.
A customer’s ability to repay us can be negatively impacted by increases in their payment obligations to other lenders under mortgage, credit card and other loans (including student loans). These changes can result from increases in base lending rates or structured increases in payment obligations, and could reduce the ability of our customers to meet their payment obligations to other lenders and to us. In addition, a customer’s ability to repay us can be negatively impacted by the restricted availability of credit to consumers generally, including reduced and closed lines of credit. Customers with insufficient cash flow to fund daily living expenses and lack of access to other sources of credit may be more likely to increase their card usage and ultimately default on their payment obligations to us, resulting in higher credit losses in our portfolio. Our collection operations may not compete effectively to secure more of customers’ diminished cash flow than our competitors. We may not identify customers who are likely to default on their payment obligations to us and reduce our exposure by closing credit lines and restricting authorizations quickly enough, which could have a material adverse effect on our business, results of operations and financial condition. In addition, our collection strategy depends in part on the sale of debt to third-party buyers. Regulatory or other factors may adversely affect the pricing of our debt sales or the performance of our third-party buyers, which may result in higher credit losses in our portfolio. At December 31, 2016, 27.0% of our portfolio’s loan receivables were from customers with a FICO score of 660 or less (excluding unrated accounts), who typically have higher delinquency and credits losses than consumers with higher FICO scores.
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
In addition, the Financial Accounting Standards Board (“FASB”) is currently reviewing or proposing changes to several financial accounting and reporting standards that govern key aspects of our financial statements and other areas where assumptions or estimates are required, and has recently issued ASU 2016-13, the standard on accounting for credit losses. As a result of changes to financial accounting or reporting standards, whether promulgated or required by the FASB or other regulators, we could be required to change certain of the assumptions or estimates we previously used in preparing our financial statements, which could materially impact how we record and report our results of operations and financial condition generally. For additional information on the key areas for which assumptions and estimates are used in preparing our financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” and Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our consolidated and combined financial statements.
We may not be able to offset increases in our costs with decreased payments under our retailer share arrangements, which could reduce our profitability.
Most of our Retail Card program agreements and certain other program agreements contain retailer share arrangements that provide for payments to our partners if the economic performance of the relevant program exceeds a contractually defined threshold. Although the share arrangements vary by partner, these arrangements are generally structured to measure the economic performance of the program, based typically on agreed upon program revenues (including interest income and certain other income) less agreed upon program expenses (including interest expense, provision for loan losses, retailer payments and operating expenses), and share portions of this amount above a negotiated threshold. These arrangements are typically designed to permit us to achieve an economic return before we are required to make payments to our partners based on the agreed contractually defined threshold. However, because the threshold and the economic performance of a program that are used to calculate payments to our partners may be based on, among other things, agreed upon measures of program expenses rather than our actual expenses, we may not be able to pass on increases in our actual expenses (such as funding costs or operating expenses) in the form of reduced payments under our retailer share arrangements, and our economic return on a program could be adversely affected. While most of our agreements contain retailer share arrangements, in some cases, where we instead provide other economic benefits to our partners such as royalties on purchase volume or payments for new accounts (for example, on our co-branded credit cards), our ability to offset increases in our costs is limited.

Competition in the consumer finance industry is intense.
The success of our business depends on our ability to retain existing partners and attract new partners. The competition for partners is intense and becoming more competitive. Our primary competitors for partners include major financial institutions, such as Alliance Data Systems, American Express, Capital One, JPMorgan Chase, Citibank, TD Bank and Wells Fargo, and to a lesser extent, potential partners’ own in-house financing capabilities. Some of our competitors are substantially larger, have substantially greater resources and may offer a broader range of products and services. We compete for partners on the basis of a number of factors, including program financial and other terms, underwriting standards, marketing expertise, service levels, product and service offerings (including incentive and loyalty programs), technological capabilities and integration, brand and reputation. In addition, some of our competitors for partners have a business model that allows for their partners to manage underwriting (e.g., new account approval), customer service and collections, and other core banking responsibilities that we retain but some partners may prefer to handle. As a result of competition, we may be unable to acquire new partners, lose existing relationships to competing companies or find it more costly to maintain our existing relationships.
Our success also depends on our ability to attract and retain customers and generate usage of our products by them. The consumer credit and payments industry is highly competitive and we face an increasingly dynamic industry as emerging technologies enter the marketplace. As a form of payment, our products compete with cash, checks, debit cards, general purpose credit cards (including Visa and MasterCard, American Express and Discover Card), other private label card brands and, to a certain extent, prepaid cards. We also compete with non-traditional providers such as PayPal. In the future, we expect our products may face increased competition from new emerging payment technologies, such as Apple Pay, Android Pay, Chase Pay, Samsung Pay and Square, to the extent that our products are not accepted in, or compatible with, such technologies. We may also face increased competition from current competitors or others who introduce or embrace disruptive technology that significantly changes the consumer credit and payment industry. We compete for customers and their usage of our products, and to minimize transfers to competitors of our customers’ outstanding balances, based on a number of factors, including pricing (interest rates and fees), product offerings, credit limits, incentives (including loyalty programs) and customer service. Although we offer a variety of consumer credit products, some of our competitors provide a broader selection of services, including home and automobile loans, debit cards and bank branch ATM access, which may position them better among customers who prefer to use a single financial institution to meet all of their financial needs. Some of our competitors are substantially larger than we are, which may give those competitors advantages, including a more diversified product and customer base, the ability to reach out to more customers and potential customers, operational efficiencies, more versatile technology platforms, broad-based local distribution capabilities and lower-cost funding. In addition, some of our competitors, including new and emerging competitors in the digital and mobile payments space, are not subject to the same regulatory requirements or legislative scrutiny to which we are subject, which also could place us at a competitive disadvantage. Customer attrition from any or all of our credit products or any lowering of the pricing of our products by reducing interest rates or fees in order to retain customers could reduce our revenues and therefore our earnings.
In our retail deposits business, we have acquisition and servicing capabilities similar to other direct banking competitors. We compete for deposits with traditional banks and, in seeking to grow our direct banking business, we compete with other banks that have direct banking models similar to ours, such as Ally Financial, American Express, Capital One 360 (ING), Discover, Goldman Sachs, Nationwide, Sallie Mae and USAA. Competition among direct banks is intense because online banking provides customers the ability to rapidly deposit and withdraw funds and open and close accounts in favor of products and services offered by competitors.
If we are unable to compete effectively for partners, customer usage or deposits, our business and results of operations could be materially adversely affected.

Our business is heavily concentrated in U.S. consumer credit, and therefore our results are more susceptible to fluctuations in that market than a more diversified company.
Our business is heavily concentrated in U.S. consumer credit. As a result, we are more susceptible to fluctuations and risks particular to U.S. consumer credit than a more diversified company. For example, our business is particularly sensitive to macroeconomic conditions that affect the U.S. economy, consumer spending and consumer credit. We are also more susceptible to the risks of increased regulations and legal and other regulatory actions that are targeted at consumer credit or the specific consumer credit products that we offer (including promotional financing). Due to our CareCredit platform, we are also more susceptible to increased regulations and legal and other regulatory actions targeted at healthcare related procedures or services, in contrast to other industries. Our business concentration could have an adverse effect on our results of operations.
We may be unable to successfully develop and commercialize new or enhanced products and services.
Our industry is subject to rapid and significant changes in technologies, products, services and consumer preferences. A key part of our financial success depends on our ability to develop and commercialize new products and services or enhancements to existing products and services, including with respect to loyalty programs, mobile and point of sale technologies, and new Synchrony-branded bank deposit and credit products. Realizing the benefits of those products and services is uncertain. We may not assign the appropriate level of resources, priority or expertise to the development and commercialization of these new products, services or enhancements. Our ability to develop, acquire or commercialize competitive technologies, products or services on acceptable terms or at all may be limited by intellectual property rights that third parties, including competitors and potential competitors, may assert. In addition, success is dependent on factors such as partner and customer acceptance, adoption and usage, competition, the effectiveness of marketing programs, the availability of appropriate technologies and business processes and regulatory approvals. Success of a new product, service or enhancement also may depend upon our ability to deliver it on a large scale, which may require a significant investment.
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
Interchange is a fee merchants pay to the interchange network in exchange for the use of the network’s infrastructure and payment facilitation, and which are paid to credit card issuers to compensate them for the risk they bear in lending money to customers. We earn interchange fees on Dual Card and general purpose co-branded credit card transactions but we do not charge or earn interchange fees from our partners or customers on our private label credit card products.
Merchants, trying to decrease their operating expenses, have sought to, and have had some success at, lowering interchange rates. Several recent events and actions indicate a continuing increase in focus on interchange by both regulators and merchants. Beyond pursuing litigation, legislation and regulation, merchants are also pursuing alternate payment platforms as a means to lower payment processing costs. To the extent interchange fees are reduced, one of our current competitive advantages with our partners—that we typically do not charge interchange fees when our private label credit card products are used to purchase our partners’ goods and services—may be reduced. Moreover, to the extent interchange fees are reduced, our income from those fees will be lower. We received approximately $602 million of interchange fees for the year ended December 31, 2016. As a result, a reduction in interchange fees could have a material adverse effect on our business and results of operations. In addition, for our Dual Cards and general purpose co-branded credit cards, we are subject to the operating regulations and procedures set forth by the interchange network, and our failure to comply with these operating regulations, which may change from time to time, could subject us to various penalties or fees, or the termination of our license to use the interchange network, all of which could have a material adverse effect on our business and results of operations.
Fraudulent activity associated with our products and services could negatively impact our operating results, brand and reputation and cause the use of our products and services to decrease and our fraud losses to increase.
We are subject to the risk of fraudulent activity associated with partners, customers and third parties handling customer information. While our fraud-related losses stabilized in 2016, they have increased significantly in recent years and were $203 million, $219 million and $154 million for the years ended December 31, 2016, 2015 and 2014, respectively. Our fraud-related losses have shifted away from counterfeit fraud losses with the implementation of the EMV chip in Dual Cards and general purpose co-branded credit cards and towards application fraud and mail/phone fraud (including as a result of well-publicized security breaches at retailers unrelated to us). Our products are susceptible to application fraud, because among other things, we provide immediate access to the credit line at the time of approval. In addition, sales on the internet and through mobile channels are becoming a larger part of our business and fraudulent activity is higher as a percentage of sales in those channels than in stores. Dual Cards, general purpose co-branded credit cards and private label credit cards are susceptible to different types of fraud, and, depending on our product channel mix (including as a result of the introduction, if any, of a Synchrony-branded general purpose credit card), we may continue to experience variations in, or levels of, fraud-related expense that are different from or higher than that experienced by some of our competitors or the industry generally.
The risk of fraud continues to increase for the financial services industry in general, and credit card fraud, identity theft and related crimes are likely to continue to be prevalent, and perpetrators are growing more sophisticated. Our resources, technologies and fraud prevention tools may be insufficient to accurately detect and prevent fraud. High profile fraudulent activity also could negatively impact our brand and reputation, which could negatively impact the use of our cards and thereby have a material adverse effect on our results of operations. In addition, significant increases in fraudulent activity could lead to regulatory intervention (such as increased customer notification requirements), which could increase our costs and also negatively impact our operating results, brand and reputation and could lead us to take steps to reduce fraud risk, which could increase our costs.

The failure of third parties to provide various services that are important to our operations could have a material adverse effect on our business and results of operations.
Some services important to our business are outsourced to third-party vendors. For example, our credit card transaction processing, production and related services (including the printing and mailing of customer statements) are handled by First Data, and the technology platform for our online retail deposits is managed by Fiserv. First Data, Fiserv, and, in some cases, other third-party vendors, are the sole source or one of a limited number of sources of the services they provide for us. It would be difficult and disruptive for us to replace some of our third-party vendors, particularly First Data and Fiserv, in a timely manner if they were unwilling or unable to provide us with these services in the future (as a result of their financial or business conditions or otherwise), and our business and operations likely would be materially adversely affected. First Data has publicly disclosed that it is highly leveraged and that it has incurred net losses of $1.5 billion and $458 million for the years ended December 31, 2015 and 2014, respectively. Our principal agreement with First Data expires in November 2026, unless it is terminated earlier or is extended pursuant to the terms thereof. Our principal agreement with Fiserv expires in March 26, 2020, unless it is terminated earlier or is extended pursuant to the terms thereof. In addition, if a third-party provider fails to provide the services we require, fails to meet contractual requirements, such as compliance with applicable laws and regulations, or suffers a cyber-attack or other security breach, our business could suffer economic and reputational harm that could have a material adverse effect on our business and results of operations.
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
We have international operations, primarily in India, the Philippines and Canada, and some of our third-party service providers provide services to us from other countries, all of which subject us to a number of international risks, including, among other things, sovereign volatility and socio-political instability. For example, the Philippines has in the past experienced severe political and social instability. Any future political or social instability in the countries in which we operate could have a material adverse effect on our business operations.
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

In the normal course of business, from time to time, we have been named as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with our business activities. Certain of the legal actions include claims for substantial compensatory and/or punitive damages, or claims for indeterminate amounts of damages. In addition, while historically the arbitration provision in our customer agreements generally has limited our exposure to consumer class action litigation, there can be no assurance that we will be successful in enforcing our arbitration clause in the future. There may also be legislative, administrative or regulatory efforts to directly or indirectly prohibit the use of pre-dispute arbitration clauses, or we may be compelled as a result of competitive pressure or reputational concerns to voluntarily eliminate pre-dispute arbitration clauses. In March 2015, the CFPB issued a report scrutinizing pre-dispute arbitration clauses, and in May 2016, the CFPB published a proposed rule that would substantially curtail our ability to enter into voluntary pre-dispute arbitration clauses with consumers. The proposed rule would prevent us from including arbitration clauses in consumer contracts unless the clauses expressly permit class actions to proceed in court and require us to provide copies of consumer arbitration agreements, claims, and decisions to the CFPB for potential publication. If the CFPB proposals are adopted, our exposure to class action litigation could increase significantly.
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
Our success depends, in large part, on our ability to retain, recruit and motivate key officers and employees. Our senior management team has significant industry experience and would be difficult to replace. Competition for senior executives in the financial services and payment industry is intense. We may not be able to attract and retain qualified personnel to replace or succeed members of our senior management team or other key personnel. Guidelines issued by the federal banking regulators prohibits our payment of "excessive" compensation, or compensation that could lead to our material financial loss, to our executives, employees, and directors. In addition, proposed rules implementing the executive compensation provisions of the Dodd-Frank Act would limit the type and structure of compensation arrangements that we may enter into with our senior executives and persons deemed "significant risk-takers." These restrictions could negatively impact our ability to compete with other companies in recruiting, retaining and motivating key personnel. Failure to retain talented senior leadership could have a material adverse effect on our business, results of operations and financial condition.
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
Our business, including our relationships with our customers, is subject to regulation, supervision and examination under U.S. federal, state and foreign laws and regulations. These laws and regulations cover all aspects of our business, including lending and collection practices, treatment of our customers, safeguarding deposits, customer privacy and information security, capital structure, liquidity, dividends and other capital distributions, transactions with affiliates and conduct and qualifications of personnel. As a savings and loan holding company, Synchrony is subject to regulation, supervision and examination by the Federal Reserve Board. As a large provider of consumer financial services, we are also subject to regulation, supervision and examination by the CFPB. The Bank is a federally chartered savings association. As such, the Bank is subject to regulation, supervision and examination by the OCC, which is its primary regulator, and by the CFPB. In addition, the Bank, as an insured depository institution, is supervised by the FDIC. We, including the Bank, are regularly reviewed and examined by our respective regulators, which results in supervisory comments and directions relating to many aspects of our business that require response and attention. See “Item 1. Business—Regulation” for more information about the regulations applicable to us.
Banking laws and regulations are primarily intended to protect federally insured deposits, the DIF and the banking system as a whole, and not intended to protect our stockholders, noteholders or creditors. If we fail to satisfy applicable laws and regulations, our respective regulators have broad discretion to enforce those laws and regulations, including with respect to the operation of our business, required capital levels, payment of dividends and other capital distributions, engaging in certain activities and making acquisitions and investments. Our regulators also have broad discretion with respect to the enforcement of applicable laws and regulations, including through enforcement actions that could subject us to civil money penalties, customer remediation programs, increased compliance costs, and limits or prohibitions on our ability to offer certain products and services or to engage in certain activities. In addition, to the extent we undertake actions requiring regulatory approval or non-objection, our regulators may make their approval or non-objection subject to conditions or restrictions that could have a material adverse effect on our business, results of operations and financial condition. Any other actions taken by our regulators could also have a material adverse impact on our business, reputation and brand, results of operations and financial condition. Moreover, some of our competitors are subject to different, and in some cases less restrictive, legislative and regulatory regimes, which may have the effect of providing them with a competitive advantage over us.
New laws or regulations or policy, or practical changes in enforcement of existing laws or regulations applicable to our business, or our own reexamination of our current practices, could adversely impact our profitability, limit our ability to continue existing or pursue new business activities, require us to change certain of our business practices or alter our relationships with customers, affect retention of our key personnel, or expose us to additional costs (including increased compliance costs and/or customer remediation). These changes may also require us to invest significant management attention and resources to make any necessary changes and could adversely affect our business, results of operations and financial condition. For example, the CFPB has broad authority over our business. See “—There continues to be uncertainty as to how the Consumer Financial Protection Bureau’s actions will impact our business; the agency’s actions have had and may continue to have an adverse impact on our business.”
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
The CFPB, which commenced operations in July 2011, has broad authority over our business. This includes authority to write regulations under federal consumer financial protection laws and to enforce those laws against and examine large financial institutions, such as us, for compliance. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” through its regulatory, supervisory and enforcement authority. The Federal Reserve Board and the OCC and state government agencies may also invoke their supervisory and enforcement authorities to prevent unfair and deceptive acts or practices. These federal and state agencies are authorized to remediate violations of consumer protection laws in a number of ways, including collecting civil money penalties and fines and providing for customer restitution. The CFPB also engages in consumer financial education, requests data and promotes the availability of financial services to underserved consumers and communities. In addition, the CFPB maintains an online complaint system that allows consumers to log complaints with respect to various consumer finance products, including the products we offer. This system could inform future CFPB decisions with respect to its regulatory, enforcement or examination focus. There continues to be uncertainty as to how the CFPB’s strategies and priorities, including in both its examination and enforcement processes, will impact our business and our results of operations going forward. Actions by the CFPB could result in requirements to alter or cease offering affected products and services, including deferred interest products, making them less attractive to consumers, less profitable to us, and restricting our ability to offer them. For example, since 2013, the Bank has entered into two consent orders with the CFPB - one in 2013 (the "2013 CFPB Consent Order), which required us to provide remediation to certain customers and to make a number of changes to our CareCredit training, sales, marketing and servicing practices; and another in 2014 (the "2014 CFPB Consent Order" and together with the 2013 Consent Order, the "Consent Orders") with respect to a debt cancellation product and sales practices and an unrelated issue that arose from the Bank’s self-identified omission of certain Spanish-speaking customers and customers residing in Puerto Rico from two offers that were made to certain delinquent customers. Some of the business practice changes required by the 2013 Consent Order are similar to requirements in an Assurance of Discontinuance that the Bank entered into with the Attorney General for the State of New York in 2013. The Bank’s resolutions with the CFPB and the New York Attorney General do not preclude other regulators or state attorneys general from seeking additional monetary or injunctive relief with respect to CareCredit, and any such relief could have a material adverse effect on our business, results of operations or financial condition.

Although we have committed significant resources to enhancing our compliance programs, changes by the CFPB in regulatory expectations, interpretations or practices or interpretations that are different or stricter than ours or those adopted in the past by other regulators could increase the risk of additional enforcement actions, fines and penalties. For example, in December 2015, the CFPB published its second biennial report reviewing the consumer credit card market. In the report, the CFPB identified areas of concern for consumers, including deferred interest products, subprime specialist credit card issuers, and unexpected rate increases with respect to variable interest rate products. In addition, the report analyzed issues regarding debt sales and debt collection practices, the adequacy and availability of online disclosures, as well as of the disclosures associated with rewards products and grace periods. Actions by the CFPB with respect to any of these areas could result in requirements to alter our products and services that may make them less attractive to consumers or less profitable to us.
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
Synchrony and the Bank must also comply with regulatory requirements related to the maintenance, management, monitoring and reporting of liquidity as discussed in “Item 1. Business—Regulation.”  These liquidity requirements are new, and Synchrony and the Bank may become subject to additional liquidity requirements in the future. We cannot predict the effects of such liquidity requirements on Synchrony. The Bank is required to conduct stress tests on an annual basis, and as of January 1, 2017, Synchrony is required to conduct stress tests on an annual basis. Under the OCC’s and the Federal Reserve Board’s stress test regulations, the Bank and Synchrony are required to use stress-testing methodologies providing for results under various scenarios of economic and financial market stress. In addition, although as a savings and loan holding company Synchrony currently is not subject to the Federal Reserve Board’s CCAR rule, the Federal Reserve Board may in the future require Synchrony to comply with the CCAR process or some modified version of the CCAR process. Under such process, the Federal Reserve Board would measure Synchrony's regulatory capital levels under various stress scenarios. Further, while as a savings and loan holding company Synchrony currently is not subject to the Federal Reserve Board’s capital planning rule, Synchrony prepares and submits a form of capital plan to the Federal Reserve Board for its review, and Synchrony may in the future be required to seek the Federal Reserve Board’s review and approval of its capital plan consistent with the capital planning rule. To the extent Synchrony is made subject to the CCAR process or the capital planning rule, Synchrony's ability to return capital to shareholders or to reinvest capital in its business may be curtailed.

If Synchrony or the Bank fails to meet current or future minimum capital, leverage or other financial requirements, its operations, results of operations and financial condition could be materially adversely affected. Among other things, failure by Synchrony or the Bank to maintain its status as “well capitalized” (or otherwise meet current or future minimum capital, leverage or other financial requirements) could compromise our competitive position and result in restrictions imposed by the Federal Reserve Board or the OCC, including, potentially, on the Bank’s ability to engage in certain activities. These could include restrictions on the Bank’s ability to enter into transactions with affiliates, accept brokered deposits, grow its assets, engage in material transactions, extend credit in certain highly leveraged transactions, amend or change its charter, bylaws or accounting methods, pay interest on its liabilities without regard to regulatory caps on the rates that may be paid on deposits, and pay dividends or repurchase stock. In addition, failure to maintain the well capitalized status of the Bank could result in our having to invest additional capital in the Bank, which could in turn require us to raise additional capital. The market and demand for, and cost of, our asset-backed securities also could be adversely affected by failure to meet current or future capital requirements.
We are subject to restrictions that limit our ability to pay dividends and repurchase our common stock; the Bank is subject to restrictions that limit its ability to pay dividends to us, which could limit our ability to pay dividends, repurchase our common stock or make payments on our indebtedness.
We are limited in our ability to pay dividends and repurchase our common stock by the Federal Reserve Board, which has broad authority to review our capital planning and risk management processes, and our current, projected and stressed capital levels, and to object to any capital action that the Federal Reserve Board considers to be unsafe or unsound. In addition, the declaration and amount of any future dividends to holders of our common stock or stock repurchases will be at the discretion of our Board of Directors and will depend on many factors, including the financial condition, earnings, capital and liquidity requirements of us and the Bank, applicable regulatory requirements, corporate law and contractual restrictions and other factors that our Board of Directors deems relevant. If we are unable to pay dividends or repurchase our common stock, it could adversely affect the market price of our common stock and market perceptions of Synchrony Financial. See “Item 1. Business-Regulation—Savings and Loan Holding Company Regulation-Dividends and Stock Repurchases.”
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
We regularly use third-party vendors and subcontractors as part of our business. We also have substantial ongoing business relationships with our partners and other third parties. These types of third-party relationships are subject to increasingly demanding regulatory requirements and attention by our federal bank regulators (the Federal Reserve Board, the OCC and the FDIC) and our consumer financial services regulator (the CFPB). Regulatory guidance requires us to enhance our due diligence, ongoing monitoring and control over our third-party vendors and subcontractors and other ongoing third-party business relationships, including with our partners. In certain cases, we may be required to renegotiate our agreements with these vendors and/or their subcontractors to meet these enhanced requirements, which could increase our costs. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third-party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third-party vendors and subcontractors or other ongoing third-party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including the imposition of civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation.
Failure to comply with anti-money laundering and anti-terrorism financing laws could have significant adverse consequences for us.
We maintain an enterprise-wide program designed to enable us to comply with all applicable anti-money laundering and anti-terrorism financing laws and regulations, including the Bank Secrecy Act and the USA PATRIOT Act. This program includes policies, procedures, processes and other internal controls designed to identify, monitor, manage and mitigate the risk of money laundering or terrorist financing posed by our products, services, customers and geographic locale. These controls include procedures and processes to detect and report suspicious transactions, perform customer due diligence, respond to requests from law enforcement, and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. We cannot be sure our programs and controls will be effective to ensure our compliance with all applicable anti-money laundering and anti-terrorism financing laws and regulations, and our failure to comply could subject us to significant sanctions, fines, penalties and reputational harm, all of which could have a material adverse effect on our business, results of operations and financial condition. In May 2016, the Financial Crimes Enforcement Network (“FinCEN”) promulgated a final rule under the Bank Secrecy Act that requires the Bank to adopt due diligence procedures to identify and verify a legal entity customer’s beneficial owner(s) at the time a new account is opened and to understand the nature and purpose of the customer relationship. The Bank will be required to comply with the final rule by May 11, 2018, and is currently working on changes to its product and channel strategies, application and servicing processes and systems to ensure compliance.
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
The table below sets out selected information on our principal facilities.

Location	Owned/Leased(1)
Corporate Headquarters:
Stamford, CT	Leased

Bank Headquarters:
Draper, UT	Leased

Payment Processing Centers:
Atlanta, GA	Leased
Longwood, FL	Leased

Customer Service Centers:
Altamonte Springs, FL	Leased
Canton, OH	Leased
Charlotte, NC	Leased
Hyderabad, India	Leased
Kettering, OH	Leased
Manila, Philippines	Leased
Manila, Philippines (Alabang)	Leased
Merriam, KS	Owned
Phoenix, AZ	Leased
Rapid City, SD	Leased
San Juan, PR	Leased

Other Support Centers:
Alpharetta, GA (2)	Leased
Bellevue, WA	Leased
Bentonville, AR	Leased
Chicago, IL	Leased
Costa Mesa, CA	Leased
Frisco, TX	Leased
San Francisco, CA	Leased
St. Paul, MN	Leased
Van Buren, MI	Leased
Walnut Creek, CA	Leased

Bank Retail Branch Location:
Bridgewater, NJ	Leased
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock trades on the New York Stock Exchange under the symbol “SYF.”
The following table reflects the range of the high and low closing prices per share of our common stock, as reported on The New York Stock Exchange and the cash dividends we declared for the periods indicated.

	Common stock market price		Cash dividends declared
($ in dollars)	High	Low
2016
Fourth quarter	$37.26	$26.37	$0.13
Third quarter	$28.40	$25.12	$0.13
Second quarter	$31.95	$23.36	N/A
First quarter	$30.11	$24.48	N/A

2015
Fourth quarter	$33.98	$29.51	N/A
Third quarter	$35.99	$30.56	N/A
Second quarter	$33.30	$29.76	N/A
First quarter	$33.61	$28.52	N/A
Holders
At February 16, 2017, the approximate number of holders of record of common stock was 3,188.
Dividends
Dividend Policy. The declaration and payment of any future dividends to holders of our common stock or stock repurchases will be at the discretion of Synchrony's Board of Directors and will depend on many factors, including the financial condition, earnings, capital and liquidity requirements of us and the Bank, applicable regulatory restrictions, corporate law and contractual restrictions and other factors that the Board of Directors deems relevant.
As a savings and loan holding company, our ability to pay dividends to our stockholders or to repurchase our stock is subject to regulation by the Federal Reserve Board. In addition, as a holding company, we rely significantly on dividends, distributions and other payments from the Bank to fund dividends to our stockholders. The ability of the Bank to make dividends and other distributions and payments to us is subject to regulation by the OCC and the Federal Reserve Board. See “Item 1A. Risk Factors—Risks Relating to Regulation—Failure by Synchrony and the Bank to meet applicable capital adequacy and liquidity requirements could have a material adverse effect on us” and “—We are subject to restrictions that limit our ability to pay dividends and repurchase our common stock; the Bank is subject to restrictions that limit its ability to pay dividends to us, which could limit our ability to pay dividends, repurchase our common stock or make payments on our indebtedness.”

Performance Graph
The following graph compares the cumulative total stockholders return (rounded to the nearest whole dollar) of the Company's common stock, the S&P 500 Stock Index and the S&P 500 Financials Index for the period from July 31, 2014 through December 31, 2016. The graph assumes an initial investment of $100 on July 31, 2014, the date the Company began trading on the NYSE following the IPO. The cumulative returns include stock price appreciation and assume full reinvestment of dividends. This graph does not forecast future performance of the Company's common stock.

$170.00
$160.00
$150.00
$140.00
$130.00
$120.00
$110.00
$100.00
$90.00
7/31/2014
12/31/2014
12/31/2015
12/31/2016
Synchrony Financial
S&P 500
S&P 500 Financials

	July 31, 2014	December 31, 2014	December 31, 2015	December 31, 2016
Synchrony Financial	$100.00	$129.35	$132.22	$159.07
S&P 500	$100.00	$106.64	$105.87	$115.96
S&P 500 Financials	$100.00	$110.42	$106.58	$128.05

Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock primarily related to our share repurchase program that were made by us or on our behalf during the three months ended December 31, 2016.

($ in millions, except per share data)	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Program(c)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program(b)

October 1 - 31, 2016	3,615,333	$28.91	3,615,333	$609.5
November 1 - 30, 2016	4,534,485	$29.44	4,534,485	$476.0
December 1 - 31, 2016	190	$36.28	—	$476.0
Total	8,150,008	$29.20	8,149,818	$476.0

_______________________

(a)
Primarily represents repurchases of shares of common stock under our publicly announced share repurchase program of up to $952 million of our outstanding shares of common stock for the four quarters ending June 30, 2017. Also includes zero shares, zero shares and 190 shares withheld in October, November and December, respectively, to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock awards or upon the exercise of stock options.

(b)	Amounts exclude commission costs.

(c)	On July 7, 2016, our Board of Directors approved a share repurchase program of up to $952 million of our outstanding shares of common stock for the four quarters ending June 30, 2017.

ITEM 6. SELECTED FINANCIAL DATA
Consolidated and Combined Statements of Earnings Information

	Years Ended December 31,
($ in millions, except per share data)	2016	2015	2014	2013	2012
Interest income	$14,778	$13,228	$12,242	$11,313	$10,309
Interest expense	1,248	1,135	922	742	745
Net interest income	13,530	12,093	11,320	10,571	9,564
Retailer share arrangements	(2,902)	(2,738)	(2,575)	(2,373)	(1,984)
Net interest income, after retailer share arrangements	10,628	9,355	8,745	8,198	7,580
Provision for loan losses	3,986	2,952	2,917	3,072	2,565
Net interest income, after retailer share arrangements and provision for loan losses	6,642	6,403	5,828	5,126	5,015
Other income	344	392	485	500	484
Other expense	3,416	3,264	2,927	2,484	2,123
Earnings before provision for income taxes	3,570	3,531	3,386	3,142	3,376
Provision for income taxes	1,319	1,317	1,277	1,163	1,257
Net earnings	$2,251	$2,214	$2,109	$1,979	$2,119
Weighted average shares outstanding (in millions)
Basic	829.2	833.8	757.4	705.3	705.3
Diluted	831.5	835.5	757.6	705.3	705.3
Earnings per share
Basic	$2.71	$2.66	$2.78	$2.81	$3.00
Diluted	$2.71	$2.65	$2.78	$2.81	$3.00
Dividends declared per common share	$0.26	$—	$—	$—	$—
Consolidated and Combined Statements of Financial Position Information

($ in millions)	At December 31,
	2016	2015	2014	2013	2012
Assets:
Cash and equivalents	$9,321	$12,325	$11,828	$2,319	$1,334
Investment securities	5,110	3,142	1,598	236	193
Loan receivables	76,337	68,290	61,286	57,254	52,313
Allowance for loan losses	(4,344)	(3,497)	(3,236)	(2,892)	(2,274)
Loan receivables held for sale	—	—	332	—	—
Goodwill	949	949	949	949	936
Intangible assets, net	712	701	519	300	255
Other assets	2,122	2,080	2,258	822	592
Total assets	$90,207	$83,990	$75,534	$58,988	$53,349
Liabilities and Equity:
Total deposits	$52,055	$43,367	$34,859	$25,641	$18,717
Total borrowings	20,147	24,279	27,383	24,302	27,789
Accrued expenses and other liabilities	3,809	3,740	2,814	3,085	2,261
Total liabilities	76,011	71,386	65,056	53,028	48,767
Total equity	14,196	12,604	10,478	5,960	4,582
Total liabilities and equity	$90,207	$83,990	$75,534	$58,988	$53,349

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

Introduction and Business Overview
____________________________________________________________________________________________

We are one of the premier consumer financial services companies in the United States. We provide a range of credit products through programs we have established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” During 2016, we financed $125.5 billion of purchase volume, and at December 31, 2016, we had $76.3 billion of loan receivables and 71.9 million active accounts. For the year ended December 31, 2016, we had net earnings of $2.3 billion, representing a return on assets of 2.7%.
We offer our credit products primarily through our wholly-owned subsidiary, Synchrony Bank (the "Bank"). Through the Bank, we offer, directly to retail and commercial customers, a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”). We have significantly expanded our online direct banking operations in recent years and our deposit base serves as a source of stable and diversified low cost funding for our credit activities. At December 31, 2016, we had $52.1 billion in deposits which represented 72% of our total funding sources.
Our Separation from GE

In November 2015, Synchrony Financial became a stand-alone savings and loan holding company following the completion of GE's exchange offer, in which GE exchanged shares of GE common stock for all of the shares of our common stock it owned (the “Separation”).

Our Sales Platforms
___________________________________________________________________________________________
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
Retail Card
Retail Card is a leading provider of private label credit cards, and also provides Dual Cards, general purpose co-branded credit cards and small- and medium-sized business credit products. We offer one or more of these products primarily through 26 national and regional retailers with which we have ongoing program agreements. The average length of our relationship with these Retail Card partners is 19 years. Retail Card’s revenue consists of interest and fees on our loan receivables. Other income primarily consists of interchange fees earned when our Dual Card or general purpose co-branded credit cards are used outside our partners' sales channels and fees paid to us by customers who purchase our debt cancellation products, less loyalty program payments. Substantially all of the credit extended in this platform is on standard terms.
Payment Solutions
Payment Solutions is a leading provider of promotional financing for major consumer purchases, offering primarily private label credit cards and installment loans. At December 31, 2016, Payment Solutions offered these products through participating partners consisting of national and regional retailers, local merchants, manufacturers, buying groups and industry associations. Substantially all of the credit extended in this platform is promotional financing. Payment Solutions’ revenue primarily consists of interest and fees on our loan receivables, including “merchant discounts,” which are fees paid to us by our partners in almost all cases to compensate us for all or part of foregone interest income associated with promotional financing.
CareCredit
CareCredit is a leading provider of promotional financing to consumers for health and personal care procedures, products or services. At December 31, 2016, we had a network of CareCredit providers and health-focused retailers that collectively have approximately 200,000 locations, the vast majority of which are individual or small groups of independent healthcare providers, through which we offer a CareCredit branded private label credit card. Substantially all of the credit extended in this platform is promotional financing. CareCredit’s revenue primarily consists of interest and fees on our loan receivables, including merchant discounts.

Our Credit Products
____________________________________________________________________________________________
Through our platforms, we offer three principal types of credit products: credit cards, commercial credit products and consumer installment loans. See “Item 1. Business - Our Credit Products.”
Credit Cards
We offer the following principal types of credit cards:

•
Private label credit cards. Private label credit cards are partner-branded credit cards (e.g., Lowe’s or Amazon) or program-branded credit cards (e.g., Synchrony Car Care or CareCredit) that are used primarily for the purchase of goods and services from the partner or within the program network. In addition, in some cases, cardholders may be permitted to access their credit card accounts for cash advances. In Retail Card, credit under our private label credit cards typically is extended on standard terms only, and in Payment Solutions and CareCredit, credit under our private label credit cards typically is extended pursuant to a promotional financing offer.

•
Dual Cards and General Purpose Co-Brand Cards. Our patented Dual Cards are credit cards that function as private label credit cards when used to purchase goods and services from our partners and as general purpose credit cards when used elsewhere. We also offer general purpose co-branded credit cards that do not also function as private label cards. Credit extended under our Dual Cards and general purpose co-branded credit cards typically is extended under standard terms only. Currently, only our Retail Card platform offers Dual Cards and general purpose co-branded credit cards. At December 31, 2016, we offered these credit cards through 18 of our 26 ongoing Retail Card programs, of which the majority are Dual Cards.

Commercial Credit Products
We offer private label cards and Dual Cards for commercial customers that are similar to our consumer offerings. We also offer a commercial pay-in-full accounts receivable product to a wide range of business customers. We offer our commercial credit products primarily through our Retail Card platform to the commercial customers of our Retail Card partners.
Installment Loans
In Payment Solutions, we originate installment loans to consumers (and a limited number of commercial customers) in the United States, primarily in the power products market (motorcycles, ATVs and lawn and garden). Installment loans are closed-end credit accounts where the customer pays down the outstanding balance in installments. Installment loans are assessed periodic finance charges using fixed interest rates.

Business Trends and Conditions
____________________________________________________________________________________________
We believe our business and results of operations will be impacted in the future by various trends and conditions, including the following:

•
Growth in loan receivables and interest income. We believe continuing improvement in the U.S. economy and employment rates will contribute to an increase in consumer credit spending. In addition, we expect the use of credit cards to continue to increase versus other forms of payment such as cash and checks. We anticipate that these trends, combined with our marketing and partner engagement strategies, will contribute to growth in our loan receivables. In the near-to-medium term, we expect our total interest income to continue to grow, driven by the expected growth in average loan receivables. Our historical growth rates in loan receivables and interest income have benefited from new partner acquisitions, and therefore, if we do not continue to acquire new partners, replace the programs that are not extended or otherwise grow our business, our growth rates in loan receivables and interest income in the future will be lower than in recent periods. In addition, we do not expect to make any significant changes to customer pricing or merchant discount pricing in the near term other than those associated with changes in the prime rate and LIBOR, and therefore we expect yields generated from interest and fees on interest-earning assets will remain relatively stable.

•
Extended duration of our Retail Card program agreements. Our Retail Card program agreements typically have contract terms ranging from approximately five to ten years, and the average length of our relationship with our ongoing Retail Card partners is 19 years. We expect to continue to benefit from these programs on a long-term basis as indicated by the expiration schedule included in “Item 1. Business—Our Sales Platforms—Retail Card”, which indicates for each period the number of programs scheduled to expire and the proportion of interest and fees on loans that these programs comprised for the year ended December 31, 2016.

A total of 23 of our 26 Retail Card program agreements now have an expiration date in 2019 or beyond. These 23 program agreements represented in the aggregate 99% of our Retail Card interest and fees on loans for the year ended December 31, 2016 and 99% of our Retail Card loan receivables at December 31, 2016.

•
Increases in retailer share arrangement payments under extended program agreements. We believe that as a result of both the overall growth of our programs, as well as amendments we have made to the terms of certain program agreements that we extended in recent years, the payments we make to our partners under these extended retailer share arrangements, in the aggregate, are likely to increase both in absolute terms and as a percentage of our net earnings.

•
Stable asset quality. The credit environment remained favorable during 2016. Our actual net charge-off rates have remained relatively stable, increasing by 21 basis points to 4.57% for the year ended December 31, 2016 compared to 4.36% for the year ended December 31, 2015, which represents a modest increase from the low credit trends we have experienced in the last two years. The assessment of our credit profile includes the evaluation of portfolio mix, account maturation, as well as broader consumer trends, such as payment behavior and overall indebtedness. During 2016, these factors contributed to increases in our delinquent accounts and our forecasted net charge-off rate over the next twelve months. Accordingly, we also experienced a corresponding increase in our allowance coverage ratio, as we reserved for these forecasted losses inherent in our loan portfolio. In the near term, we expect U.S. unemployment rates to continue to stabilize and we do not anticipate making significant changes to our underwriting standards. In this credit environment, we expect the trend of modest increases in our net charge-off rates, delinquencies and allowance coverage to continue in 2017.

•
Growth in interchange revenues and loyalty program costs. We believe that as a result of the overall growth in Dual Card and general purpose co-branded credit card transactions occurring outside of our Retail Card partners’ locations, interchange revenues will continue to increase. The expected growth in these transactions is driven, in part, by both existing and new loyalty programs with our Retail Card partners. In addition, we continue to offer and add new loyalty programs for our private label credit cards, for which we do not receive interchange fees. The growth in these existing and new loyalty programs will result in an increase in costs associated with these programs. Overall, we expect both our interchange revenues and loyalty program costs to grow in excess of the growth of our Retail Card loan receivables, and expect the increase in loyalty program costs to be higher than that expected for interchange revenues due to the additional loyalty programs for our private label credit cards where we do not charge interchange fees. These increases have been contemplated in our program agreements with our Retail Card partners and are a component of the calculation of our payments due under our retailer share arrangements.

•
Capital and liquidity levels. We continue to expect to maintain sufficient capital and liquidity resources to support our daily operations, our business growth, and our credit ratings as well as regulatory and compliance requirements in a cost effective and prudent manner through expected and unexpected market environments. In July 2016, we established both dividend and share repurchase programs, and accordingly, during the year ended December 31, 2016, we declared and paid dividends of $214 million and repurchased $476 million of our outstanding common stock. While these programs have now been established, and we expect to continue to deploy capital through both dividends and share repurchases, subject to regulatory approval, we also continue to expect to maintain capital ratios well in excess of minimum regulatory requirements. At December 31, 2016, the Company had a Basel III common equity Tier 1 ratio under transitional guidelines of 17.2%. We also expect that our liquidity portfolio will continue to be sufficient to support all of our business objectives and to meet all regulatory requirements.

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

Results of Operations
____________________________________________________________________________________________
Key Earnings Metrics
Growth Metrics

Purchase volume
$ in billions

$103.1
$113.6
$125.5
2014
2015
2016

Loan receivables
$ in billions

$61.3
$68.3
$76.3
2014
2015
2016

Active accounts
Average active accounts in millions

60.0
62.6
66.9
2014
2015
2016

Interest and fees on loans
$ in millions

$12,216
$13,179
$14,682
2014
2015
2016

Asset Quality Metrics
Capital and Liquidity
______________________

(a) Calculated under Basel III regulatory capital standards, subject to transition provisions.

Highlights for Year Ended December 31, 2016
Below are highlights of our performance for the year ended December 31, 2016 compared to the year ended December 31, 2015, as applicable, except as otherwise noted.

•
Net earnings increased 1.7% to $2,251 million for the year ended December 31, 2016, driven by higher net interest income, partially offset by increases in provision for loan losses and other expense and a decrease in other income.

•	Loan receivables increased 11.8% to $76,337 million at December 31, 2016 compared to December 31, 2015, primarily driven by higher purchase volume and average active account growth.

•	Net interest income increased 11.9% to $13,530 million for the year ended December 31, 2016, primarily due to higher average loan receivables.

•
Retailer share arrangements increased 6.0% to $2,902 million for the year ended December 31, 2016, primarily as a result of growth and improved performance of the programs in which we have retailer share arrangements, partially offset by higher provision for loan losses and loyalty costs associated with these programs.

•
Over-30 day loan delinquencies as a percentage of period-end loan receivables increased 26 basis points to 4.32% at December 31, 2016, and net charge-off rate increased 21 basis points to 4.57% for the year ended December 31, 2016.

•
Provision for loan losses increased by $1,034 million, or 35.0%, for the year ended December 31, 2016, due to a higher loan loss reserve and receivables growth. Our allowance coverage ratio (allowance for loan losses as a percent of end of period loan receivables) increased to 5.69% at December 31, 2016, as compared to 5.12% at December 31, 2015.

•
Other expense increased by $152 million, or 4.7%, for the year ended December 31, 2016, primarily driven by business growth, partially offset by lower marketing and other expenses, as well as EMV re-issue costs in the prior year that did not repeat.

•
We continue to invest in our direct banking activities to grow our deposit base. Total deposits increased 20.0% to $52.1 billion at December 31, 2016, compared to December 31, 2015, driven primarily by growth in our direct deposits of 27.6% to $37.9 billion, partially offset by a reduction in our brokered deposits.

•	During the year ended December 31, 2016, we repurchased $476 million of our outstanding common stock, and also declared and paid cash dividends of $0.26 per share, or $214 million.
New and Extended Partner Agreements

•
We extended our Retail Card program agreements with TJX Companies and Stein Mart, launched our new programs with Citgo, Marvel, Google Store and Fareportal and announced our new partnerships with Cathay Pacific, Nissan and At Home, and in January 2017, renewed our program with Belk.

•
We extended our Payment Solutions program agreements with Ashley Furniture HomeStore, hhgregg, La-Z-Boy, Nationwide Marketing Group and Suzuki and launched our new programs with Mattress Firm and The Container Store.

•
In our CareCredit sales platform, we renewed VCA Animal Hospitals in our network of providers and renewed our endorsements with the American Dental Association and American Society of Plastic Surgeons.

Highlights for Year Ended December 31, 2015
Below are highlights of our performance for the year ended December 31, 2015 compared to the year ended December 31, 2014, as applicable, except as otherwise noted.

•
Net earnings increased 5.0% to $2,214 million for the year ended December 31, 2015, driven by higher net interest income, partially offset by increases in retailer share arrangements, provision for loan losses and other expense.

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

•
Loan delinquencies as a percentage of period-end loan receivables decreased with the over-30 day delinquency rate decreasing to 4.06% at December 31, 2015 from 4.14% at December 31, 2014, primarily driven by improving asset quality trends and general improvement in the U.S. economy. Net charge-off rates decreased 15 basis points to 4.36% for the year ended December 31, 2015, from 4.51% for the year ended December 31, 2014 reflecting these same trends.

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

•
We continue to invest in our direct banking activities to grow our deposit base. Total deposits increased 24.4% to $43.4 billion at December 31, 2015, compared to December 31, 2014, driven primarily by growth in our direct deposits of 50.8% to $29.7 billion, partially offset by a reduction in our brokered deposits.

New and Extended Partner Agreements

•
During the year ended December 31, 2015, we extended our Retail Card program agreements with Amazon, Chevron, Dick's Sporting Goods and PayPal, launched our new program with BP, and announced our new partnerships with Citgo and Stash Hotel Rewards.

•
During the year ended December 31, 2015, we entered into new program agreements in our Payment Solutions sales platform with Guitar Center, Mattress Firm, The Container Store and Newegg and extended our program agreements with Discount Tire, Sleepy's, P.C. Richard & Son, Conn's, Polaris Industries, Mohawk Flooring, Art Van Furniture and MEGA Group USA, a national home furnishings buying group of independent retailers.

•
During the year ended December 31, 2015, in our CareCredit sales platform, we added Rite Aid to our network of providers, added a new endorsement with VSP, the nation’s largest vision insurance provider, and renewed our endorsement with the American Society of Plastic Surgeons.

Summary Earnings
The following table sets forth our results of operations for the periods indicated.

Years ended December 31 ($ in millions)	2016	2015	2014
Interest income	$14,778	$13,228	$12,242
Interest expense	1,248	1,135	922
Net interest income	13,530	12,093	11,320
Retailer share arrangements	(2,902)	(2,738)	(2,575)
Net interest income, after retailer share arrangements	10,628	9,355	8,745
Provision for loan losses	3,986	2,952	2,917
Net interest income, after retailer share arrangements and provision for loan losses	6,642	6,403	5,828
Other income	344	392	485
Other expense	3,416	3,264	2,927
Earnings before provision for income taxes	3,570	3,531	3,386
Provision for income taxes	1,319	1,317	1,277
Net earnings	$2,251	$2,214	$2,109

Other Financial and Statistical Data(1)(2)
The following table sets forth certain other financial and statistical data for the periods indicated.

At and for the years ended December 31 ($ in millions)	2016	2015	2014
Financial Position Data (Average):
Loan receivables, including held for sale	$68,649	$61,655	$57,101
Total assets	$84,400	$76,828	$66,019
Deposits	$47,399	$38,262	$30,257
Borrowings	$20,142	$24,006	$24,568
Total equity	$13,620	$11,683	$7,888
Selected Performance Metrics:
Purchase volume(3)	$125,468	$113,615	$103,149
Retail Card	$101,242	$92,190	$83,591
Payment Solutions	$15,641	$13,668	$12,447
CareCredit	$8,585	$7,757	$7,111
Average active accounts (in thousands)(4)	66,928	62,643	60,009
Net interest margin(5)	16.10%	15.85%	17.20%
Net charge-offs	$3,139	$2,691	$2,573
Net charge-offs as a % of average loan receivables, including held for sale	4.57%	4.36%	4.51%
Allowance coverage ratio(6)	5.69%	5.12%	5.28%
Return on assets(7)	2.7%	2.9%	3.2%
Return on equity(8)	16.5%	19.0%	26.7%
Equity to assets(9)	16.14%	15.21%	11.95%
Other expense as a % of average loan receivables, including held for sale	4.98%	5.29%	5.13%
Efficiency ratio(10)	31.1%	33.5%	31.7%
Effective income tax rate	36.9%	37.3%	37.7%
Selected Period End Data:
Loan receivables	$76,337	$68,290	$61,286
Allowance for loan losses	$4,344	$3,497	$3,236
30+ days past due as a % of period-end loan receivables(11)	4.32%	4.06%	4.14%
90+ days past due as a % of period-end loan receivables(11)	2.03%	1.86%	1.90%
Total active accounts (in thousands)(4)	71,890	68,314	64,286
__________________

(1)
Average balances and related selected metrics for the years ended December 31, 2016 and 2015 are now presented in the table above based upon daily balances. Average balances and related selected metrics for the year ended December 31, 2014 are based on monthly balances, including beginning of period balances, except where monthly balances are unavailable and quarterly balances are used. See “—Average Balance Sheet” for additional information.

(2)
Certain balance sheet amounts and related metrics have been updated to reflect the adoption of ASU 2015-03. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our consolidated and combined financial statements for a more detailed discussion.

(3)
Purchase volume, or net credit sales, represents the aggregate amount of charges incurred on credit cards or other credit product accounts less returns during the period. Purchase volume includes activity related to our portfolios classified as held for sale.

(4)	Active accounts represent credit card or installment loan accounts on which there has been a purchase, payment or outstanding balance in the current month.

(5)	Net interest margin represents net interest income divided by average interest-earning assets.

(6)	Allowance coverage ratio represents allowance for loan losses divided by total period-end loan receivables.

(7)	Return on assets represents net earnings as a percentage of average total assets.

(8)	Return on equity represents net earnings as a percentage of average total equity.

(9)	Equity to assets represents average equity as a percentage of average total assets.

(10)	Efficiency ratio represents (i) other expense, divided by (ii) net interest income, after retailer share arrangements, plus other income.

(11)	Based on customer statement-end balances extrapolated to the respective period-end date.

Average Balance Sheet
The following table sets forth information for the periods indicated regarding average balance sheet data, which are used in the discussion of interest income, interest expense and net interest income that follows.

	2016			2015			2014
Years ended December 31 ($ in millions)	Average Balance(1)	Interest Income / Expense	Average Yield / Rate(3)	Average Balance(1)	Interest Income/ Expense	Average Yield / Rate(3)	Average Balance(2)	Interest Income/ Expense	Average Yield / Rate(3)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(4)	$12,152	$63	0.52%	$11,409	$28	0.25%	$8,230	$16	0.19%
Securities available for sale	3,220	33	1.02%	3,240	21	0.65%	487	10	2.05%
Loan receivables(5):
Credit cards, including held for sale	65,947	14,424	21.87%	59,118	12,932	21.87%	54,686	11,967	21.88%
Consumer installment loans	1,274	117	9.18%	1,119	104	9.29%	1,025	99	9.66%
Commercial credit products	1,372	139	10.13%	1,373	142	10.34%	1,373	149	10.85%
Other	56	2	3.57%	45	1	2.22%	17	1	5.88%
Total loan receivables	68,649	14,682	21.39%	61,655	13,179	21.38%	57,101	12,216	21.39%
Total interest-earning assets	84,021	14,778	17.59%	76,304	13,228	17.34%	65,818	12,242	18.60%
Non-interest-earning assets:
Cash and due from banks	965			1,086			881
Allowance for loan losses	(3,872)			(3,341)			(3,039)
Other assets	3,286			2,779			2,359
Total non-interest-earning assets	379			524			201
Total assets	$84,400			$76,828			$66,019
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$47,194	$727	1.54%	$38,060	$607	1.59%	$30,017	$470	1.57%
Borrowings of consolidated securitization entities	12,428	244	1.96%	13,760	215	1.56%	14,820	215	1.45%
Bank term loan(6)	556	31	5.58%	5,164	136	2.63%	3,039	74	2.44%
Senior unsecured notes	7,158	246	3.44%	4,996	173	3.46%	1,374	50	3.64%
Related party debt	—	—	—%	86	4	4.65%	5,335	113	2.12%
Total interest-bearing liabilities	67,336	1,248	1.85%	62,066	1,135	1.83%	54,585	922	1.69%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	205			202			240
Other liabilities	3,239			2,877			3,306
Total non-interest-bearing liabilities	3,444			3,079			3,546
Total liabilities	70,780			65,145			58,131
Equity
Total equity	13,620			11,683			7,888
Total liabilities and equity	$84,400			$76,828			$66,019
Interest rate spread(7)			15.74%			15.51%			16.91%
Net interest income		$13,530			$12,093			$11,320
Net interest margin(8)			16.10%			15.85%			17.20%
____________________

(1)
Average balances for the year ended December 31, 2016 are now presented in the table above, and throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where applicable, based upon daily balances. Average balances for the year ended December 31, 2015 have been revised to conform to the current year presentation.

(2)
Average balances for the year ended December 31, 2014 are based on monthly balances, including beginning of period balances, except where monthly balances are unavailable and quarterly balances are used. Collection of daily averages for this period involves undue burden and expense. We believe our average balance sheet data appropriately incorporates the seasonality in the level of our loan receivables and is representative of our operations.

(3)	Average yields/rates are based on total interest income/expense over average balances.

(4)	Includes average restricted cash balances of $436 million, $527 million and $331 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(5)	Interest income on loan receivables includes fees on loans of $2,458 million, $2,235 million and $2,129 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(6)
The effective interest rates for the Bank term loan for the years ended December 31, 2016 and 2015 were 2.48% and 2.23%, respectively. The Bank term loan effective rate excludes the impact of charges incurred in connection with prepayments of the loan.

(7)	Interest rate spread represents the difference between the yield on total interest-earning assets and the rate on total interest-bearing liabilities.

(8)	Net interest margin represents net interest income divided by average total interest-earning assets.
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

	2016 vs. 2015			2015 vs. 2014
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
($ in millions)	Average Volume	Average Yield / Rate	Net Change	Average Volume	Average Yield / Rate	Net Change
Interest-earning assets:
Interest-earning cash and equivalents	$2	$33	$35	$7	$5	$12
Securities available for sale	—	12	12	22	(11)	11
Loan receivables:
Credit cards, including held for sale	1,492	—	1,492	970	(5)	965
Consumer installment loans	14	(1)	13	9	(4)	5
Commercial credit products	—	(3)	(3)	—	(7)	(7)
Other	—	1	1	1	(1)	—
Total loan receivables	1,506	(3)	1,503	980	(17)	963
Change in interest income from total interest-earning assets	$1,508	$42	$1,550	$1,009	$(23)	$986

Interest-bearing liabilities:
Interest-bearing deposit accounts	$140	$(20)	$120	$131	$6	$137
Borrowings of consolidated securitization entities	(22)	51	29	(15)	15	—
Bank term loan	(129)	24	(105)	56	6	62
Senior unsecured notes	74	(1)	73	125	(2)	123
Related party debt	(4)	—	(4)	(171)	62	(109)
Change in interest expense from total interest-bearing liabilities	59	54	113	126	87	213
Total change in net interest income	$1,449	$(12)	$1,437	$883	$(110)	$773

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
Interest income increased by $1,550 million, or 11.7%, for the year ended December 31, 2016, and by $986 million, or 8.1%, for the year ended December 31, 2015. These increases were driven primarily by growth in our average loan receivables.
Average interest-earning assets

Years ended December 31 ($ in millions)	2016	2015	2014
Loan receivables, including held for sale	$68,649	$61,655	$57,101
Liquidity portfolio and other	15,372	14,649	8,717
Total average interest-earning assets	$84,021	$76,304	$65,818
The increase in average loan receivables of 11.3% for the year ended December 31, 2016 was driven primarily by higher purchase volume of 10.4%. Average active accounts increased 6.8% to 66.9 million for the year ended December 31, 2016 and the average balances per these active accounts increased 4.2%.
The increase in average loan receivables for the year ended December 31, 2015, was driven primarily by higher purchase volume of 10.1% as a result of average active account growth and higher purchase volume per account. Average active accounts increased 4.4% to 62.6 million for the year ended December 31, 2015 from 60.0 million for the year ended December 31, 2014.

Yield on average interest-earning assets
The yield on interest-earning assets increased for the year ended December 31, 2016 primarily due to an increase in the percentage of interest-earning assets attributable to loan receivables. The yield on our average loan receivables remained relatively flat at 21.39% for the year ended December 31, 2016, as slightly lower payment rates were offset by growth in promotional balances.
The decrease in yield on interest-earning assets for the year ended December 31, 2015 was driven primarily by growth in our liquidity portfolio, which is comprised primarily of cash and equivalents and obligations of the U.S. Treasury that mature in less than twelve months, which results in a significantly lower yield than our loan receivables. The yield on our average loan receivables decreased to 21.38% for the year ended December 31, 2015 from 21.39% for the year ended December 31, 2014, reflecting the impact of slightly higher payment rates from our customers and growth in promotional balances.
Interest Expense
Interest expense is incurred on our interest-bearing liabilities, which consisted of interest-bearing deposit accounts, borrowings of consolidated securitization entities, senior unsecured notes and the Bank Term Loan.
Key drivers of interest expense include:

•	the amounts outstanding of our deposits and borrowings;

•	the interest rate environment and its effect on interest rates paid on our funding sources; and

•	the changing mix in our funding sources.
Interest expense increased by $113 million, or 10.0%, for the year ended December 31, 2016, driven primarily by the growth in our deposit liabilities. Our cost of funds increased to 1.85% for the year ended December 31, 2016 compared to 1.83% for the year ended December 31, 2015, primarily due to higher short-term benchmark rates.
Interest expense increased by $213 million, or 23.1%, for the year ended December 31, 2015, driven primarily by increases in average interest-bearing liabilities of $7,481 million, or 13.7% and an increase of 14 basis points in our cost of funds arising from the changes in our funding mix. Our cost of funds increased to 1.83% for the year ended December 31, 2015 from 1.69% for the year ended December 31, 2014.
Average interest-bearing liabilities

Years ended December 31 ($ in millions)	2016	2015	2014
Interest-bearing deposit accounts	$47,194	$38,060	$30,017
Borrowings of consolidated securitization entities	12,428	13,760	14,820
Third-party debt	7,714	10,160	4,413
Related party debt	—	86	5,335
Total average interest-bearing liabilities	$67,336	$62,066	$54,585
The increase in average interest-bearing liabilities for the year ended December 31, 2016 was driven primarily by growth in our direct deposits partially offset by the repayment of third-party debt and lower securitized financings.
The increase in average interest-bearing liabilities for the year ended December 31, 2015 was driven primarily by growth in our direct deposits and the issuance of third-party debt to replace our related party funding from GECC.
Net Interest Income
Net interest income represents the difference between interest income and interest expense.
Net interest income increased by $1,437 million, or 11.9%, for the year ended December 31, 2016, primarily driven by higher average loan receivables.

Net interest income increased by $773 million, or 6.8%, for the year ended December 31, 2015, driven by higher average loan receivables, partially offset by increased interest expense driven by higher liquidity, funding mix and growth.
Retailer Share Arrangements
Most of our Retail Card program agreements and certain other program agreements contain retailer share arrangements that provide for payments to our partners if the economic performance of the program exceeds a contractually defined threshold. We also provide other economic benefits to our partners such as royalties on purchase volume or payments for new accounts, in some cases instead of retailer share arrangements (for example, on our co-branded credit cards). All of these arrangements are designed to align our interests and provide an additional incentive to our partners to promote our credit products. Although the retailer share arrangements vary by partner, these arrangements are generally structured to measure the economic performance of the program, based typically on agreed upon program revenues (including interest income and certain other income) less agreed upon program expenses (including interest expense, provision for loan losses, retailer payments and operating expenses), and share portions of this amount above a negotiated threshold. The threshold and economic performance of a program that are used to calculate payments to our partners may be based on, among other things, agreed upon measures of program expenses rather than our actual expenses, and therefore increases in our actual expenses (such as funding costs or operating expenses) may not necessarily result in reduced payments under our retailer share arrangements. These arrangements are typically designed to permit us to achieve an economic return before we are required to make payments to our partners based on the agreed contractually defined threshold. Our payments to partners pursuant to these retailer share arrangements have increased in recent years (both in absolute terms and as a proportion of interest income), partially as a result of the growth of our receivables related to programs with retailer share arrangements and improvements in the credit performance of these receivables. In addition, we have made changes to the terms of certain program agreements that have been renegotiated in the past few years that have contributed to the increase in payments to partners pursuant to retailer share arrangements.
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
Retailer share arrangements increased by $164 million, or 6.0%, for the year ended December 31, 2016, driven primarily by the growth and improved performance of the programs in which we have retailer share arrangements, partially offset by higher provision for loan losses and loyalty costs associated with these programs.
Retailer share arrangements increased by $163 million, or 6.3%, for the year ended December 31, 2015, driven primarily by the growth and improved performance of the programs in which we have retailer share arrangements, partially offset with increased other expense and loyalty costs associated with these programs.
Provision for Loan Losses
Provision for loan losses is the expense related to maintaining the allowance for loan losses at an appropriate level to absorb the estimated probable losses inherent in the loan portfolio at each period end date. Provision for loan losses in each period is a function of net charge-offs (gross charge-offs net of recoveries) and the required level of the allowance for loan losses. Our process to determine our allowance for loan losses is based upon our estimate of the incurred loss period for each type of loss (i.e., aged, fraud, deceased, settlement, other non-aged and bankruptcy). See “Critical Accounting Estimates - Allowance for Loan Losses” and Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our consolidated and combined financial statements for additional information on our allowance for loan loss methodology.

Provision for loan losses increased by $1,034 million, or 35.0%, for the year ended December 31, 2016 primarily due to a higher loan loss reserve build and receivables growth. The reserve build resulted from increases in our future expected losses in the next twelve months which were primarily driven by the factors discussed in "Business Trends and Conditions - Stable Asset Quality" above.
Our allowance coverage ratio increased to 5.69% at December 31, 2016, as compared to 5.12% at December 31, 2015, reflecting the increase in forecasted losses inherent in our loan portfolio.
Provision for loan losses increased by $35 million, or 1.2%, for the year ended December 31, 2015 primarily due to portfolio growth, partially offset by improving asset quality trends. Our allowance coverage ratio decreased to 5.12% at December 31, 2015, as compared to 5.28% at December 31, 2014, reflecting improvements in our asset quality trends.
Other Income

Years ended December 31 ($ in millions)	2016	2015	2014
Interchange revenue	$602	$505	$389
Debt cancellation fees	262	249	275
Loyalty programs	(547)	(419)	(281)
Other	27	57	102
Total other income	$344	$392	$485
Interchange revenue
We earn interchange fees on Dual Card and other co-branded credit card transactions outside of our partners’ sales channels, based on a flat fee plus a percent of the purchase amount. We also process general purpose card transactions for some Payment Solutions and CareCredit partners as their acquiring bank, for which we obtain an interchange fee. Growth in interchange revenue has been, and is expected to continue to be, driven primarily by growth in our Dual Card and general purpose co-branded credit card products.
Interchange revenue increased by $97 million, or 19.2%, for the year ended December 31, 2016, and by $116 million, or 29.8%, for the year ended December 31, 2015, driven by increases in purchase volume outside of our retail partners' sales channels.
Debt cancellation fees
Debt cancellation fees relate to payment protection products purchased by our credit card customers. Customers who choose to purchase these products are charged a monthly fee based on their account balance. In return, we will cancel all or a portion of a customer’s credit card balance in the event of certain qualifying life events. We offer our debt cancellation product to our credit card customers online and, on a limited basis, by direct mail. We no longer offer this product via phone calls to our customer service department.
Debt cancellation fees increased by $13 million, or 5.2%, for the year ended December 31, 2016, primarily as a result of changes in marketing to our CareCredit customers, driving an increase in enrollment and billed balances. Debt cancellation fees decreased by $26 million, or 9.5%, for the year ended December 31, 2015, due to the fact that we now only offer the product through our on-line channel, resulting in fewer customers being enrolled in the product.
Loyalty programs
We operate a number of loyalty programs in our Retail Card platform that are designed to generate incremental purchase volume per customer, while reinforcing the value of the card and strengthening cardholder loyalty. These programs typically provide cardholders with rewards in the form of merchandise discounts that are earned by achieving a pre-set spending level on their private label credit card, Dual Card or general purpose co-branded credit card. Other programs provide cash back or rewards points, which are redeemable for a variety of products or awards. Growth in loyalty program payments has been, and is expected to continue to be, driven by growth in purchase volume related to existing loyalty programs and the rollout of new loyalty programs.

Loyalty programs cost increased by $128 million, or 30.5%, for the year ended December 31, 2016, and by $138 million, or 49.1%, for the year ended December 31, 2015, arising from the launch of new rewards programs with our partners and growth in purchase volume associated with existing loyalty programs.
Other
Other includes a variety of items including ancillary fees and investment gains/losses.
Other decreased by $30 million, or 52.6%, for the year ended December 31, 2016, and decreased by $45 million, or 44.1%, for the year ended December 31, 2015. The decrease in both years was primarily due to a pre-tax gain of $20 million associated with the sale of certain loan portfolios in 2015 and a larger gain recorded in connection with portfolio sales in 2014.
Other Expense

Years ended December 31 ($ in millions)	2016	2015	2014
Employee costs	$1,207	$1,042	$866
Professional fees	638	645	563
Marketing and business development	423	433	460
Information processing	338	297	212
Other	810	847	826
Total other expense	$3,416	$3,264	$2,927
Employee costs
Employee costs primarily consist of employee compensation and benefit costs.
Employee costs increased by $165 million, or 15.8%, for the year ended December 31, 2016, and by $176 million, or 20.3%, for the year ended December 31, 2015, primarily due to new employees added to support the continued growth of the business and replacement of certain services provided by GE and third parties.
Professional fees
Professional fees consist primarily of outsourced provider fees (e.g., collection agencies and call centers), legal, accounting, consulting, and recruiting expenses.
Professional fees decreased by $7 million, or 1.1%, for the year ended December 31, 2016 primarily due to a reduction in costs associated with the Separation, partially offset by business growth.
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
Marketing and business development costs decreased by $10 million, or 2.3%, for the year ended December 31, 2016, primarily by redirecting marketing funds into our partners' loyalty programs and reduced marketing on retail deposits.
Marketing and business development costs decreased by $27 million, or 5.9%, for the year ended December 31, 2015, primarily due to lower portfolio marketing investments and lower brand advertising.

Information processing
Information processing costs primarily consist of fees related to outsourced information processing providers, credit card associations and software licensing agreements.
Information processing costs increased by $41 million, or 13.8%, for the year ended December 31, 2016 and by $85 million, or 40.1%, for the year ended December 31, 2015, primarily due to higher information technology investment and higher transaction volume.
Other
Other primarily consists of postage, fraud expense, litigation and regulatory matters expense and various other corporate overhead items such as facilities leases and maintenance, leased equipment and telephone charges. Postage is driven primarily by the number of our active accounts and the percentage of customers that utilize our electronic billing option. Fraud is driven primarily by the number of our active Dual Card and general purpose co-branded credit card accounts.
The “other” component decreased for the year ended December 31, 2016 primarily driven by lower payments to GE due to the replacement of certain services that were previously provided to us under the Transition Services Agreement, as well as benefits from the rollout of EMV cards.
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
Provision for Income Taxes

Years ended December 31 ($ in millions)	2016	2015	2014
Effective tax rate	36.9%	37.3%	37.7%
Provision for income taxes	$1,319	$1,317	$1,277
We now file consolidated U.S. federal and state income tax returns separate and apart from GE. For periods up to and including the date of Separation, we were included in the consolidated U.S. federal and state income tax returns of GE, where applicable, but also filed certain separate state and foreign income tax returns. The tax provision is presented on a separate company basis as if we were a separate filer for tax purposes for all periods presented. The effects of tax adjustments and settlements from taxing authorities are presented in our consolidated and combined financial statements in the period in which they occur. Our current obligations for taxes are settled with the relevant tax authority, or GE, as applicable, on an estimated basis and adjusted in later periods as appropriate and are reflected in our consolidated and combined financial statements in the periods in which those settlements occur. We recognize the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. See “Critical Accounting Estimates—Income Taxes” for a discussion of the significant judgments and estimates related to income taxes.
The effective tax rates for each of the years ended December 31, 2016 and 2015 decreased slightly compared to the corresponding prior year period. The decrease in 2016 was primarily due to the discrete impact of a change in the effective state tax rate, research and development credits and an additional tax benefit that is reimbursed to GE under the terms of the TSSA. The decrease in 2015 was primarily due to a reduction in certain non-deductible expenses and tax reserves for uncertain income tax positions, partially offset by increases in current state tax rates, and a non-recurring tax expense incurred in the prior year related to an internal corporate reorganization. In each year, the effective tax rate differs from the U.S. federal statutory tax rate of 35.0%, primarily due to state income taxes.

Platform Analysis
As discussed above under “—Our Sales Platforms,” we offer our products through three sales platforms (Retail Card, Payment Solutions and CareCredit), which management measures based on their revenue-generating activities. The following is a discussion of certain supplemental information for the year ended December 31, 2016, for each of our sales platforms.
Retail Card

Years ended December 31 ($ in millions)	2016	2015	2014
Purchase volume	$101,242	$92,190	$83,591
Period-end loan receivables	$52,701	$47,412	$42,308
Average loan receivables, including held for sale	$46,963	$42,327	$39,278
Average active accounts (in thousands)	53,344	50,358	48,599

Interest and fees on loans	$10,898	$9,774	$9,040
Retailer share arrangements	$(2,870)	$(2,688)	$(2,530)
Other income	$288	$339	$407
Retail Card interest and fees on loans increased by $1,124 million, or 11.5%, for the year ended December 31, 2016 and by $734 million, or 8.1%, for the year ended December 31, 2015. These increases were primarily the result of increases in average loan receivables.
Retailer share arrangements increased by $182 million, or 6.8%, for the year ended December 31, 2016 and by $158 million, or 6.2%, for the year ended December 31, 2015, primarily as a result of the factors discussed under the heading “Retailer Share Arrangements” above.
Other income decreased by $51 million, or 15.0%, for the year ended December 31, 2016 and decreased by $68 million, or 16.7%, for the year ended December 31, 2015. The decreases were primarily a result of the factors discussed under the heading “Other Income” above.
Payment Solutions

Years ended December 31 ($ in millions)	2016	2015	2014
Purchase volume	$15,641	$13,668	$12,447
Period-end loan receivables	$15,567	$13,543	$12,095
Average loan receivables	$14,110	$12,364	$11,171
Average active accounts (in thousands)	8,410	7,478	6,869

Interest and fees on loans	$1,952	$1,719	$1,582
Retailer share arrangements	$(26)	$(45)	$(41)
Other income	$13	$17	$32
Payment Solutions interest and fees on loans increased by $233 million, or 13.6%, for the year ended December 31, 2016. The increase was primarily driven by increases in average loan receivables.
Payment Solutions interest and fees on loans increased by $137 million, or 8.7%, for the year ended December 31, 2015. The increase was driven primarily by an increase in average loan receivables, partially offset with a reduction in receivable yield.

CareCredit

Years ended December 31 ($ in millions)	2016	2015	2014
Purchase volume	$8,585	$7,757	$7,111
Period-end loan receivables	$8,069	$7,335	$6,883
Average loan receivables	$7,576	$6,964	$6,652
Average active accounts (in thousands)	5,174	4,807	4,541

Interest and fees on loans	$1,832	$1,686	$1,594
Retailer share arrangements	$(6)	$(5)	$(4)
Other income	$43	$36	$46
CareCredit interest and fees on loans increased by $146 million, or 8.7%, for the year ended December 31, 2016 and by $92 million, or 5.8%, for the year ended December 31, 2015. The increases were primarily driven by increases in average loan receivables.
Investment Securities
____________________________________________________________________________________________
The following discussion provides supplemental information regarding our investment securities portfolio. All of our investment securities are classified as available-for-sale at December 31, 2016, 2015 and 2014, and held to meet our liquidity objectives and to comply with the Community Reinvestment Act. Investment securities classified as available-for-sale are reported in our Consolidated Statements of Financial Position at fair value.
The following table sets forth the amortized cost and fair value of our portfolio of investment securities at the dates indicated:

	2016		2015		2014
At December 31 ($ in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debt:
U.S. government and federal agency	$3,676	$3,676	$2,768	$2,761	$1,252	$1,252
State and municipal	47	46	51	49	57	57
Residential mortgage-backed	1,400	1,373	323	317	271	271
U.S. corporate debt	—	—	—	—	3	3
Equity	15	15	15	15	15	15
Total	$5,138	$5,110	$3,157	$3,142	$1,598	$1,598
Unrealized gains and losses, net of the related tax effect, on available-for-sale securities that are not other-than-temporarily impaired are excluded from earnings and are reported as a separate component of comprehensive income (loss) until realized. At December 31, 2016, 2015 and 2014, our investment securities had gross unrealized gains of $3 million, $2 million and $4 million, respectively, and gross unrealized losses of $31 million, $17 million and $4 million, respectively.

Our investment securities portfolio had the following maturity distribution at December 31, 2016. Equity securities have been excluded from the table because they do not have a maturity.

($ in millions)	Due in 1 Year or Less	Due After 1 through 5 Years	Due After 5 through 10 Years	Due After 10 years	Total
Debt:
U.S. government and federal agency	$3,476	$200	$—	$—	$3,676
State and municipal	—	1	1	44	46
Residential mortgage-backed	—	—	—	1,373	1,373
Total(1)	$3,476	$201	$1	$1,417	$5,095
Weighted average yield(2)	0.8%	2.0%	4.4%	2.7%	1.4%
______________________

(1)	Amounts stated represent estimated fair value.

(2)	Weighted average yield is calculated based on the amortized cost of each security. In calculating yield, no adjustment has been made with respect to any tax exempt obligations.
At December 31, 2016, we did not hold investments in any single issuer with an aggregate book value that exceeded 10% of equity, excluding obligations of the U.S. government.
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

At December 31 ($ in millions)	2016	(%)	2015	(%)	2014	(%)	2013	(%)	2012	(%)
Loans
Credit cards	$73,580	96.4%	$65,773	96.3%	$58,880	96.1%	$54,958	96.0%	$49,572	94.8%
Consumer installment loans	1,384	1.8	1,154	1.7	1,063	1.7	965	1.7	1,424	2.7
Commercial credit products	1,333	1.7	1,323	1.9	1,320	2.2	1,317	2.3	1,307	2.5
Other	40	0.1	40	0.1	23	—	14	—	10	—
Total loans	$76,337	100.0%	$68,290	100.0%	$61,286	100.0%	$57,254	100.0%	$52,313	100.0%
Loan receivables increased by $8,047 million, or 11.8%, at December 31, 2016 and by $7,004 million, or 11.4%, at December 31, 2015, primarily driven by higher purchase volume and average active account growth.

Our loan receivables portfolio had the following maturity distribution at December 31, 2016.

($ in millions)	Within 1 Year(1)	1-5 Years(2)	After 5 Years	Total
Loans
Credit cards	$73,005	$575	$—	$73,580
Consumer installment loans	16	681	687	1,384
Commercial credit products	1,330	3	—	1,333
Other	18	6	16	40
Total loans	$74,369	$1,265	$703	$76,337
Loans due after one year at fixed interest rates	N/A	$1,265	$703	$1,968
Loans due after one year at variable interest rates	N/A	—	—	—
Total loans due after one year	N/A	$1,265	$703	$1,968
______________________

(1)
Credit card loans have minimum payment requirements but no stated maturity and therefore are included in the due within one year category. However, many of our credit card holders will revolve their balances, which may extend their repayment period beyond one year for balances at December 31, 2016.

(2)	Credit card and commercial loans due after one year relate to Troubled Debt Restructuring ("TDR") assets
Our loan receivables portfolio had the following geographic concentration at December 31, 2016.

($ in millions)	Loan Receivables Outstanding	% of Total Loan Receivables Outstanding
State
Texas	$7,658	10.0%
California	$7,523	9.9%
Florida	$6,153	8.1%
New York	$4,252	5.6%
Pennsylvania	$3,282	4.3%
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

At December 31 ($ in millions)	2016	2015	2014	2013	2012
Non-accrual loan receivables	$4	$3	$2	$2	$1,042
Loans contractually 90 days past-due and still accruing interest	1,542	1,270	1,160	1,119	15
Earning TDRs(1)	802	712	670	741	866
Non-accrual, past-due and restructured loan receivables	$2,348	$1,985	$1,832	$1,862	$1,923
______________________

(1)
At December 31, 2016, 2015, 2014 and 2013, balances exclude $66 million, $51 million, $54 million and $70 million, respectively, of TDRs which are included in loans contractually 90 days past-due and still accruing interest balance. See Note 4. Loan Receivables and Allowance for Loan Losses to our consolidated and combined financial statements for additional information on the financial effects of TDRs for the years ended December 31, 2016 and 2015, respectively.

At December 31 ($ in millions)	2016	2015
Gross amount of interest income that would have been recorded in accordance with the original contractual terms	$179	$153
Interest income recognized	48	49
Total interest income foregone	$131	$104
Delinquencies
Over-30 day loan delinquencies as a percentage of period-end loan receivables increased to 4.32% at December 31, 2016, as compared to 4.06% at December 31, 2015 and 4.14% at December 31, 2014. The 26 basis point increase in 2016 compared to the same period in the prior year was driven by the factors discussed in "Business Trends and Conditions — Stable Asset Quality" above. The 8 basis point decrease in 2015 compared to the same period in the prior year was driven by general improvement in the U.S. economy.
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
The table below sets forth the ratio of net charge-offs to average loan receivables, including held for sale, for the periods indicated.

Years ended December 31	2016	2015	2014	2013	2012
Ratio of net charge-offs to average loan receivables, including held for sale	4.57%	4.36%	4.51%	4.68%	4.93%
Allowance for Loan Losses
The allowance for loan losses totaled $4,344 million at December 31, 2016 compared with $3,497 million at December 31, 2015, representing our best estimate of probable losses inherent in the portfolio. Our allowance for loan losses as a percentage of total loan receivables increased to 5.69% at December 31, 2016, from 5.12% at December 31, 2015, which reflects the increase in forecasted net charge-offs over the next twelve months as well as lower pricing of recoveries.

The following tables provide changes in our allowance for loan losses for the periods presented:

	Balance at January 1, 2016	Provision charged to operations	Gross charge-offs(1)	Recoveries(1)	Balance at December 31, 2016
($ in millions)
Credit cards	$3,420	$3,898	$(3,873)	$809	$4,254
Consumer installment loans	26	43	(45)	13	37
Commercial credit products	50	45	(51)	8	52
Other	1	—	—	—	1
Total	$3,497	$3,986	$(3,969)	$830	$4,344

	Balance at January 1, 2015	Provision charged to operations	Gross charge-offs(1)	Recoveries(1)	Balance at December 31, 2015
($ in millions)
Credit cards	$3,169	$2,880	$(3,289)	$660	$3,420
Consumer installment loans	22	25	(35)	14	26
Commercial credit products	45	46	(47)	6	50
Other	—	1	—	—	1
Total	$3,236	$2,952	$(3,371)	$680	$3,497

	Balance at January 1, 2014	Provision charged to operations	Gross charge-offs(1)	Recoveries(1)	Balance at December 31, 2014
($ in millions)
Credit cards	$2,827	$2,858	$(3,111)	$595	$3,169
Consumer installment loans	19	20	(30)	13	22
Commercial credit products	46	39	(48)	8	45
Total	$2,892	$2,917	$(3,189)	$616	$3,236

	Balance at January 1, 2013	Provision charged to operations	Gross charge-offs(1)	Recoveries(1)	Balance at December 31, 2013
($ in millions)
Credit cards	$2,174	$2,970	$(2,847)	$530	$2,827
Consumer installment loans	62	49	(111)	19	19
Commercial credit products	38	53	(53)	8	46
Total	$2,274	$3,072	$(3,011)	$557	$2,892

	Balance at January 1, 2012	Provision charged to operations	Gross charge-offs(1)	Recoveries(1)	Balance at December 31, 2012
($ in millions)
Credit cards	$1,902	$2,438	$(2,680)	$514	$2,174
Consumer installment loans	113	54	(130)	25	62
Commercial credit products	37	69	(76)	8	38
Other	—	4	(4)	—	—
Total	$2,052	$2,565	$(2,890)	$547	$2,274
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
Funding Sources
Our primary funding sources include cash from operations, deposits (direct and brokered deposits), securitized financings and third-party debt.
The following table summarizes information concerning our funding sources during the periods indicated:

	2016			2015			2014
Years ended December 31 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$47,194	70.1%	1.5%	$38,060	61.3%	1.6%	$30,017	55.0%	1.6%
Securitized financings	12,428	18.5	2.0	13,760	22.2	1.6	14,820	27.1	1.5
Senior unsecured notes	7,158	10.6	3.4	4,996	8.1	3.5	1,374	2.5	3.6
Bank term loan	556	0.8	5.6	5,164	8.3	2.6	3,039	5.6	2.4
Related party debt(2)	—	—	—	86	0.1	4.7	5,335	9.8	2.1
Total	$67,336	100.0%	1.9%	$62,066	100.0%	1.8%	$54,585	100.0%	1.7%
______________________

(1)
Excludes $205 million, $202 million and $240 million average balance of non-interest-bearing deposits for the years ended December 31, 2016, 2015 and 2014, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the years ended December 31, 2016, 2015 and 2014.

(2)	Represents borrowings from GECC, which were fully repaid in March 2015.
Deposits
We obtain deposits directly from retail and commercial customers (“direct deposits”) or through third-party brokerage firms that offer our deposits to their customers (“brokered deposits”). At December 31, 2016, we had $37.9 billion in direct deposits (which includes deposits from banks and financial institutions) and $14.2 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger that channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to continue to expand our direct deposits base as a source of stable and diversified low cost funding.
Our direct deposits include a range of FDIC-insured deposit products, including certificates of deposit, IRAs, money market accounts and savings accounts.
Brokered deposits are primarily from retail customers of large brokerage firms. We have relationships with 10 brokers that offer our deposits through their networks. Our brokered deposits consist primarily of certificates of deposit that bear interest at a fixed rate and at December 31, 2016, had a weighted average remaining life of 2.8 years. These deposits generally are not subject to early withdrawal.

Our ability to attract deposits is sensitive to, among other things, the interest rates we pay, and therefore, we bear funding risk if we fail to pay higher rates, or interest rate risk if we are required to pay higher rates, to retain existing deposits or attract new deposits. To mitigate these risks, our funding strategy includes a range of deposit products, and we seek to maintain access to multiple other funding sources, including securitized financings (including our undrawn committed capacity) and unsecured debt.
The following table summarizes certain information regarding our interest-bearing deposits by type (all of which constitute U.S. deposits) for the periods indicated.

Years ended December 31 ($ in millions)	2016			2015			2014
	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$19,736	41.8%	1.5%	$15,563	40.9%	1.4%	$10,993	36.6%	1.3%
Savings accounts (including money market accounts)	14,244	30.2%	1.0	8,781	23.1	1.0	4,365	14.5	0.9
Brokered deposits	13,214	28.0%	2.1	13,716	36.0	2.2	14,659	48.9	2.0
Total interest-bearing deposits	$47,194	100.0%	1.5%	$38,060	100.0%	1.6%	$30,017	100.0%	1.6%
Our deposit liabilities provide funding with maturities ranging from one day to ten years. At December 31, 2016, the weighted average maturity of our interest-bearing time deposits was 1.9 years.
The following table summarizes deposits by contractual maturity at December 31, 2016.

($ in millions)	3 Months or Less	Over 3 Months but within 6 Months	Over 6 Months but within 12 Months	Over 12 Months	Total
U.S. deposits (less than $100,000)(1)	$8,001	$1,737	$2,976	$10,185	$22,899
U.S. deposits ($100,000 or more)
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	2,059	2,207	4,112	5,844	14,222
Savings accounts (including money market accounts)	13,163	—	—	—	13,163
Brokered deposits:
Sweep accounts	1,771	—	—	—	1,771
Total	$24,994	$3,944	$7,088	$16,029	$52,055
______________________

(1)	Includes brokered certificates of deposit for which underlying individual deposit balances are assumed to be less than $100,000.
Securitized Financings
We have been engaged in the securitization of our credit card receivables since 1997. We access the asset-backed securitization market using the Synchrony Credit Card Master Note Trust (“SYNCT”) through which we issue asset-backed securities through both public transactions and private transactions funded by financial institutions and commercial paper conduits. In addition, we issue asset-backed securities in private transactions through the Synchrony Sales Finance Master Trust (“SFT”). During the second quarter of 2016 we repaid all of the remaining outstanding third party indebtedness issued by the Synchrony Receivables Trust (“SRT”), and during the fourth quarter of 2016 we terminated SRT.
At December 31, 2016, we had $3.2 billion of outstanding private asset-backed securities and $9.2 billion of outstanding public asset-backed securities, in each case held by unrelated third parties.

The following table summarizes expected contractual maturities of the investors’ interests in securitized financings, excluding debt premiums, discounts and issuance costs at December 31, 2016.

($ in millions)	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years	Total
Scheduled maturities of long-term borrowings—owed to securitization investors:
SYNCT(1)	$2,660	$5,059	$1,782	$—	$9,501
SFT	117	2,783	—	—	2,900
Total long-term borrowings—owed to securitization investors	$2,777	$7,842	$1,782	$—	$12,401
______________________

(1)	Excludes subordinated classes of SYNCT notes that we own.
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
The following table summarizes for each of our trusts the three-month rolling average excess spread at December 31, 2016.

	Note Principal Balance ($ in millions)	# of Series Outstanding	Three-Month Rolling Average Excess Spread(1)
SYNCT(2)	$10,988	20	~13.8% to 17.0%
SFT	$2,900	10	12.4%
______________________

(1)
Represents the excess spread (generally calculated as interest income collected from the applicable pool of loan receivables less applicable net charge-offs, interest expense and servicing costs, divided by the aggregate principal amount of loan receivables in the applicable pool) for each trust (or, in the case of SYNCT, represents a range of the excess spreads relating to the particular series issued within the trust), in each case calculated in accordance with the applicable trust or series documentation, for the three securitization monthly periods ending prior to December 31, 2016.

(2)	Includes subordinated classes of SYNCT notes that we own.

Third-Party Debt
Senior Unsecured Notes
The following table provides a summary of our outstanding senior unsecured notes at December 31, 2016.

($ in millions)	Maturity	Principal Amount Outstanding(1)
Fixed rate senior unsecured notes:
1.875% senior unsecured notes	August, 2017	$500
2.600% senior unsecured notes	January, 2019	1,000
3.000% senior unsecured notes	August, 2019	1,100
2.700% senior unsecured notes	February, 2020	750
3.750% senior unsecured notes	August, 2021	750
4.250% senior unsecured notes	August, 2024	1,250
4.500% senior unsecured notes	July, 2025	1,000
3.700% senior unsecured notes	August, 2026	500
Total fixed rate senior unsecured notes		$6,850

Floating rate senior unsecured notes:
Three-month LIBOR plus 1.40% senior unsecured notes	November, 2017	$700
Three-month LIBOR plus 1.23% senior unsecured notes	February, 2020	250
Total floating rate senior unsecured notes		$950
______________________

(1)	The amounts shown exclude unamortized debt discounts, premiums and issuance costs.
At December 31, 2016, the aggregate amount of outstanding senior unsecured notes was $7.8 billion and the weighted average interest rate was 3.26%.
Bank Term Loan
During the year ended December 31, 2016, we prepaid $4.1 billion representing all the remaining outstanding indebtedness under the Bank Term Loan, which had an initial maturity date of August 2019.
Short-Term Borrowings
Except as described above, there were no material short-term borrowings for the periods presented.
Undrawn Credit Facilities
At December 31, 2016, we had an aggregate of $6.2 billion of undrawn committed capacity on our securitized financings, subject to customary borrowing conditions, from private lenders under our two existing securitization programs.
In July 2016, we entered into a three-year unsecured revolving credit facility with private lenders, which provides $0.5 billion of committed capacity. At December 31, 2016, all of the committed capacity under this facility was undrawn, subject to customary borrowing conditions.

Other
At December 31, 2016, we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
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
If we do not satisfy any of these covenants discussed above, the maturity of amounts outstanding thereunder may be accelerated and become payable. We were in compliance with all of these covenants at December 31, 2016.
Our real estate leases also include various covenants, but typically do not include financial covenants. If we do not satisfy the covenants in the real estate leases, the leases may be terminated and we may be liable for damage claims. At December 31, 2016, we were not in default under any of our credit facilities and had not received any notices of default under any of our real estate leases.
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
We maintain policies outlining the overall framework and general principles for managing liquidity risk across our business, which is the responsibility of our Asset and Liability Management Committee, a subcommittee of our Risk Committee. We employ a variety of metrics to monitor and manage liquidity. We perform regular liquidity stress testing and contingency planning as part of our liquidity management process. We evaluate a range of stress scenarios including Company specific and systemic events that could impact funding sources and our ability to meet liquidity needs.
We maintain a liquidity portfolio, which at December 31, 2016 had $13.6 billion of liquid assets, primarily consisting of cash and equivalents and short-term obligations of the U.S. Treasury, less cash in transit which is not considered to be liquid, compared to a $14.8 billion of liquid assets at December 31, 2015. The decrease in liquid assets was primarily due to the prepayment of the Bank Term Loan, partially offset by the increase in deposits.
As additional sources of liquidity, at December 31, 2016, we had an aggregate of $6.7 billion of undrawn credit facilities, subject to customary borrowing conditions, from private lenders under our existing securitization programs and an unsecured revolving credit facility, and we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.

As a general matter, investments included in our liquidity portfolio are expected to be highly liquid, giving us the ability to readily convert them to cash. The level and composition of our liquidity portfolio may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.
We rely significantly on dividends and other distributions and payments from the Bank for liquidity; however, bank regulations, contractual restrictions and other factors limit the amount of dividends and other distributions and payments that the Bank may pay to us. For a discussion of regulatory restrictions on the Bank’s ability to pay dividends, see “Item 1A. Risk Factors—Risks Relating to Regulation—We are subject to restrictions that limit our ability to pay dividends and repurchase our common stock; the Bank is subject to restrictions that limit its ability to pay dividends to us, which could limit our ability to pay dividends, repurchase our common stock or make payments on our indebtedness.” and “Regulation—Savings Association Regulation—Dividends and Stock Repurchases.”
Capital
____________________________________________________________________________________________
Our primary sources of capital have been earnings generated by our business and existing equity capital. We seek to manage capital to a level and composition sufficient to support the risks of our business, meet regulatory requirements, adhere to rating agency targets and support future business growth. The level, composition and utilization of capital are influenced by changes in the economic environment, strategic initiatives and legislative and regulatory developments. Within these constraints, we are focused on deploying capital in a manner that will provide attractive returns to our stockholders.
Our capital adequacy assessment also includes tax and accounting considerations in accordance with regulatory guidance. We maintain a net deferred tax asset on our balance sheet, and we include this asset when calculating our regulatory capital levels. However, for regulatory capital purposes, deferred tax assets (i) are limited to the amount of taxes previously paid that a company could recover through loss carrybacks; and (ii) 10% of the amount of our Tier 1 capital. At December 31, 2016, no portion of our deferred tax asset was disallowed for regulatory capital purposes.
The Bank is required to conduct stress tests on an annual basis, and as of January 1, 2017, Synchrony is also required to conduct stress tests on an annual basis. Under the OCC's and the Federal Reserve Board's stress test regulations, the Bank and Synchrony are required to use stress-testing methodologies providing for results under various scenarios of economic and financial market stress. In addition, while as a savings and loan holding company we currently are not subject to the Federal Reserve Board's capital planning rule, we prepared and submitted a capital plan to the Federal Reserve Board in April 2016 and commenced such plan in the third quarter of 2016.
Dividend and Share Repurchases
During the year ended December 31, 2016 we declared and paid cash dividends of $0.26 per share of common stock, or $214 million. The declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board and will depend on many factors, including the financial condition, earnings, capital and liquidity requirements of us and the Bank, regulatory restrictions, corporate law and contractual restrictions and other factors that our Board of Directors deems relevant. In addition, banking laws and regulations and our banking regulators may limit our ability to pay dividends and make repurchases of our stock. For a discussion of regulatory restrictions on our and the Bank’s ability to pay dividends and repurchase stock, see “Risk Factors—Risks Relating to Regulation—Synchrony is subject to restrictions that limit its ability to pay dividends and repurchase its common stock; the Bank is subject to restrictions that limit its ability to pay dividends to Synchrony, which could limit Synchrony's ability to pay dividends, repurchase its common stock or make payments on its indebtedness”.
On July 7, 2016, the Company also approved a share repurchase program of up to $952 million for the four quarters ending June 30, 2017. The Company repurchased approximately 16.7 million shares of our common stock for $476 million, at an average price of $28.55. We made and expect to continue to make share repurchases subject to market conditions and other factors, including legal and regulatory restrictions and required approvals.

Regulatory Capital Requirements - Synchrony Financial
As a savings and loan holding company, we are required to maintain minimum capital ratios, under the applicable U.S. Basel III capital rules. For more information, see “Regulation—Savings and Loan Holding Company Regulation.”
For Synchrony Financial to be a well-capitalized savings and loan holding company, Synchrony Bank must be well-capitalized and Synchrony Financial must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. As of December 31, 2016 and 2015, Synchrony Financial met all the requirements to be deemed well-capitalized.
The following table sets forth at December 31, 2016 and 2015, the composition of our capital ratios for the Company calculated under the Basel III regulatory capital standards, respectively.

	Basel III Transition (unless otherwise stated)
	At December 31, 2016		At December 31, 2015
($ in millions)	Amount	Ratio(1)	Amount	Ratio
Total risk-based capital	$14,129	18.5%	$12,531	18.1%
Tier 1 risk-based capital	$13,135	17.2%	$11,633	16.8%
Tier 1 leverage	$13,135	15.0%	$11,633	14.4%
Common equity Tier 1 capital	$13,135	17.2%	$11,633	16.8%
Common equity Tier 1 capital - fully phased-in (estimated)	$12,872	17.0%	$11,234	15.9%
______________________

(1)
Tier 1 leverage ratio represents total tier 1 capital as a percentage of total average assets, after certain adjustments. All other ratios presented above represent the applicable capital measure as a percentage of risk-weighted assets.

The increase in our Common equity Tier 1 capital ratio was primarily due to the retention of a majority of our net earnings for the year ended December 31, 2016, partially offset by an increase in risk-weighted assets, as well as dividends and repurchases of our outstanding common stock that were made in 2016. The increase in risk-weighted assets was primarily due to growth in loan receivables.
Non-GAAP Measures
The capital ratios presented above include Common equity Tier 1 capital ("CET1") as calculated under the U.S. Basel III capital rules on a fully phased-in basis, which is not currently required by our regulators to be disclosed and, as such, is considered to be a non-GAAP measure. We believe that this capital ratio is a useful measure to investors because it is widely used by analysts and regulators to assess the capital position of financial services companies, although this ratio may not be comparable to similarly titled measures reported by other companies. The following table sets forth a reconciliation of the components of our CET1 capital ratio as calculated on a fully phased-in basis set forth above, to the comparable GAAP components at December 31, 2016 and 2015.

($ in millions)	At December 31, 2016	At December 31, 2015
Basel III - Common equity Tier 1 (transition)	$13,135	$11,633
Adjustments related to capital components during transition(1)	(263)	(399)

Basel III - Common equity Tier 1 (fully phased-in)	$12,872	$11,234

Risk-weighted assets - Basel III (transition)	$76,179	$69,224
Adjustments related to risk weighted assets during transition(2)	(238)	1,269

Risk-weighted assets - Basel III (fully phased-in)	$75,941	$70,493

______________________

(1)	Adjustments related to capital components to determine CET1 (fully phased-in) include the phase-in of the intangible asset exclusion.

(2)
Key differences between Basel III transition rules and fully phased-in Basel III rules relate to the calculation of risk-weighted assets including, but not limited to, adjustments for certain intangible assets and risk weighting of deferred tax assets.

Regulatory Capital Requirements - Synchrony Bank
At December 31, 2016 and 2015, the Bank met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. The following table sets forth the composition of the Bank’s capital ratios calculated under the Basel III rules at December 31, 2016 and December 31, 2015.

	At December 31, 2016		At December 31, 2015		Minimum to be Well- Capitalized under Prompt Corrective Action Provisions - Basel III
($ in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital	$10,101	16.7%	$8,442	16.6%	$6,031	10.0%
Tier 1 risk-based capital	$9,312	15.4%	$7,781	15.3%	$4,825	8.0%
Tier 1 leverage	$9,312	13.2%	$7,781	13.1%	$3,520	5.0%
Common equity Tier 1 capital	$9,312	15.4%	$7,781	15.3%	$3,920	6.5%
Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a material adverse effect on our business, results of operations and financial condition. See “Risk Factors—Risks Relating to Regulation—Failure by Synchrony and the Bank to meet applicable capital adequacy and liquidity requirements could have a material adverse effect on us.”
Off-Balance Sheet Arrangements and Unfunded Lending Commitments
____________________________________________________________________________________________
We do not have any significant off-balance sheet arrangements, including guarantees of third-party obligations. Guarantees are contracts or indemnification agreements that contingently require us to make a guaranteed payment or perform an obligation to a third-party based on certain trigger events. At December 31, 2016, we had not recorded any contingent liabilities in our Consolidated Statements of Financial Position related to any guarantees.
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

Contractual Obligations
____________________________________________________________________________________________
In the normal course of business, we enter into various contractual obligations that require future cash payments. Our future cash payments associated with our contractual obligations at December 31, 2016 are summarized below.

	Payments Due by Period
($ in millions)	Total	2017	2018 - 2019	2020 - 2021	2022 and Thereafter
Deposits(1)(2)	$52,121	$36,028	$8,894	$5,063	$2,136
Securitized financings(3)	12,754	2,928	8,013	1,813	—
Senior unsecured notes(4)	9,200	1,433	2,535	2,050	3,182
Operating leases	235	37	66	54	78
Purchase obligations(5)	732	278	253	101	100
Total contractual obligations(6)(7)	$75,042	$40,704	$19,761	$9,081	$5,496
______________________

(1)
Savings accounts (including money market accounts), brokered network deposits sweeps, and non-interest-bearing deposits are assumed for purposes of this table to be due in 2017 because they may be withdrawn at any time without payment of any penalty.

(2)
Deposits do not include interest payments because the amount and timing of these payments cannot be reasonably estimated as certain deposits have early withdrawal rights and also the option to roll interest payments into the balance. The average interest rate on our interest-bearing deposits for the year ended December 31, 2016 was 1.5%. See Note 7. Deposits to our consolidated and combined financial statements.

(3)
These amounts shown exclude interest on floating rate securitized borrowings. The weighted average interest rate at December 31, 2016 was 1.79%. See Note 8. Borrowings to our consolidated and combined financial statements.

(4)	The amounts shown exclude interest for the floating rate senior unsecured debt as payments of interest on these senior unsecured notes are based on floating rates.

(5)
Purchase obligations at December 31, 2016 reflect the minimum purchase obligation under legally binding contracts with contract terms that are both fixed and determinable. These amounts exclude obligations for goods and services that already have been incurred and are reflected on our Consolidated Statement of Financial Position.

(6)
The table above does not include estimated payments of liabilities associated with uncertain income tax positions.  The inherent complexity and uncertainty around the timing and amount of future outflows for uncertain tax positions do not permit a reasonably reliable estimate of payments, if any, to be made in connection with these liabilities. At December 31, 2016, we had gross unrecognized tax benefits of $150 million, excluding related interest and penalties.  See Note 14. Income Taxes to the consolidated and combined financial statements.

(7)
The table above excludes our reimbursement obligations to GE for certain retiree benefits obligations of $175 million at December 31, 2016. See Note 11. Employee Benefit Plans to the consolidated and combined financial statements for additional information.

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

Allowance for Loan Losses
Losses on loan receivables are recognized when they are incurred, which requires us to make our best estimate of probable losses inherent in the portfolio. The method for calculating the best estimate of probable losses takes into account our historical experience, adjusted for current conditions with each product and customer type, and our judgment concerning the probable effects of relevant observable data, trends and market factors.
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
Asset Impairment
Investments
We regularly review investment securities for impairment, using both quantitative and qualitative criteria. For debt securities, if we do not intend to sell the security, and it is not more likely than not that we will be required to sell the security before recovery of our amortized cost, we evaluate other qualitative criteria to determine whether a credit loss exists, such as the financial health of and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. Quantitative criteria include determining whether there has been an adverse change in expected future cash flows. For equity securities, our criteria include the length of time and magnitude of the amount that each security is in an unrealized loss position.
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

New Accounting Standards
____________________________________________________________________________________________
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB approved a one-year deferral of this standard, with a revised effective date for fiscal years beginning after December 15, 2017. The scope of ASU 2014-09 excludes interest and fee income on loans and as a result, the majority of the Company's revenue will not be affected by the ASU. We are still evaluating the impact that ASU 2014-09 will have on our consolidated and combined financial statements and related disclosures. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. We have not yet selected a transition method.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU replaces the existing incurred loss impairment guidance with a new impairment model known as the Current Expected Credit Loss ("CECL") model, which is based on expected credit losses. The CECL model requires, upon origination of a loan, the recognition of all expected credit losses over the life of the loan based on historical experience, current conditions and reasonable and supportable forecasts. This standard is effective for annual and interim reporting periods for fiscal years beginning after December 15, 2019, with early adoption permitted for annual and interim periods for fiscal years beginning after December 15, 2018. The amendments in this standard will be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. While we are evaluating the effect that ASU 2016-13 will have on our consolidated and combined financial statements and related disclosures, this standard is expected to result in an increase to the Company’s allowance for loan losses given the change to expected losses for the estimated life of the financial asset. The extent of the increase will depend on the asset quality of the portfolio, and economic conditions and forecasts at adoption.

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
Interest Rate Risk
We borrow money from a variety of depositors and institutions in order to provide loans to our customers. Changes in market interest rates cause our net interest income to increase or decrease, as some of our assets and liabilities carry interest rates that fluctuate with market benchmarks. The interest rate benchmark for our floating rate assets is generally the prime rate, and the interest rate benchmark for our floating rate liabilities is generally either LIBOR or the federal funds rate. The prime rate and the LIBOR or federal funds rate could reset at different times or could diverge, leading to mismatches in the interest rates on our floating rate assets and floating rate liabilities.
Competitive factors and future regulatory reform may limit or restrict our ability to raise interest rates on our loans. In addition, some of our program agreements limit the rate of interest we can charge to customers. If interest rates were to rise materially over a sustained period of time, and we are unable to sufficiently raise our interest rates in a timely manner, our net interest income and margin could be adversely impacted, which could have a material adverse effect on our net earnings.
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
At December 31, 2016, 55.6% of our loan receivables were priced at a fixed interest rate to the customer, with the remaining 44.4% at a floating interest rate. We fund our assets with a combination of fixed rate and floating rate funding sources that include deposits, asset-backed securities and unsecured debt. To manage interest rate risk, we seek to match the interest rate repricing characteristics of our assets and liabilities. Historically, we have not used interest rate derivative contracts to manage interest rate risk; however, we may choose to do so in the future. To the extent we are unable to effectively match the interest rate sensitivity of our assets and liabilities, our net earnings could be materially adversely affected.
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

Our interest rate sensitive assets include our variable rate loan receivables and the assets that make up our liquidity portfolio. At December 31, 2016, 44.4% of our receivables were priced at a floating interest rate. Assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice under standard terms in accordance with our normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100 basis point change in the underlying market-based indexed rate or other fixed rate has been considered rather than the full change in the rate to which the loan would contractually reprice (i.e. assets are categorized as fixed or floating according to their underlying contractual terms). For assets that have a fixed interest rate at the period end but which contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, net interest income sensitivity is measured from the expected repricing date.
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
Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at December 31, 2016, we estimate that net interest income over the following 12-month period would increase by approximately $113 million.
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
We have audited Synchrony Financial’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Synchrony Financial’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Synchrony Financial maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Statements of Financial Position of Synchrony Financial and Subsidiaries as of December 31, 2016 and 2015, and the related Consolidated and Combined Statements of Earnings, Comprehensive Income, Changes in Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 23, 2017 expressed an unqualified opinion on those consolidated and combined financial statements.
/s/ KPMG LLP
New York, New York
February 23, 2017

Report of Independent Registered Public Accounting Firm
____________________________________________________________________________________________

The Board of Directors and Stockholders
Synchrony Financial:
We have audited the accompanying Consolidated Statements of Financial Position of Synchrony Financial and Subsidiaries as of December 31, 2016 and 2015, and the related Consolidated and Combined Statements of Earnings, Comprehensive Income, Changes in Equity, and Cash Flows for each of the years in the three‑year period ended December 31, 2016. These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.
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
In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Synchrony Financial and Subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Synchrony Financial’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
New York, New York
February 23, 2017

Synchrony Financial and subsidiaries
Consolidated and Combined Statements of Earnings ____________________________________________________________________________________

For the years ended December 31 ($ in millions, except per share data)	2016	2015	2014
Interest income:
Interest and fees on loans (Note 4)	$14,682	$13,179	$12,216
Interest on investment securities	96	49	26
Total interest income	14,778	13,228	12,242
Interest expense:
Interest on deposits	727	607	470
Interest on borrowings of consolidated securitization entities	244	215	215
Interest on third-party debt	277	309	124
Interest on related party debt (Note 15)	—	4	113
Total interest expense	1,248	1,135	922
Net interest income	13,530	12,093	11,320
Retailer share arrangements	(2,902)	(2,738)	(2,575)
Net interest income, after retailer share arrangements	10,628	9,355	8,745
Provision for loan losses (Note 4)	3,986	2,952	2,917
Net interest income, after retailer share arrangements and provision for loan losses	6,642	6,403	5,828
Other income:
Interchange revenue	602	505	389
Debt cancellation fees	262	249	275
Loyalty programs	(547)	(419)	(281)
Other	27	57	102
Total other income	344	392	485
Other expense:
Employee costs	1,207	1,042	866
Professional fees	638	645	563
Marketing and business development	423	433	460
Information processing	338	297	212
Other	810	847	826
Total other expense	3,416	3,264	2,927
Earnings before provision for income taxes	3,570	3,531	3,386
Provision for income taxes (Note 14)	1,319	1,317	1,277
Net earnings	$2,251	$2,214	$2,109

Earnings per share
Basic	$2.71	$2.66	$2.78
Diluted	$2.71	$2.65	$2.78

Dividends declared per common share	$0.26	$—	$—

See accompanying notes to consolidated and combined financial statements.

Synchrony Financial and subsidiaries
Consolidated and Combined Statements of Comprehensive Income
____________________________________________________________________________________________

For the years ended December 31 ($ in millions)	2016	2015	2014

Net earnings	$2,251	$2,214	$2,109

Other comprehensive income (loss)
Investment securities	(8)	(10)	9
Currency translation adjustments	(1)	(11)	(5)
Employee benefit plans	(3)	(10)	(1)
Other comprehensive income (loss)	(12)	(31)	3

Comprehensive income	$2,239	$2,183	$2,112

Amounts presented net of taxes.

See accompanying notes to consolidated and combined financial statements.

Synchrony Financial and subsidiaries
Consolidated Statements of Financial Position
____________________________________________________________________________________________

At December 31 ($ in millions)	2016	2015

Assets
Cash and equivalents	$9,321	$12,325
Investment securities (Note 3)	5,110	3,142
Loan receivables: (Notes 4 and 5)
Unsecuritized loans held for investment	52,332	42,826
Restricted loans of consolidated securitization entities	24,005	25,464
Total loan receivables	76,337	68,290
Less: Allowance for loan losses	(4,344)	(3,497)
Loan receivables, net	71,993	64,793
Goodwill (Note 6)	949	949
Intangible assets, net (Note 6)	712	701
Other assets(a)	2,122	2,080
Total assets	$90,207	$83,990

Liabilities and Equity
Deposits: (Note 7)
Interest-bearing deposit accounts	$51,896	$43,215
Non-interest-bearing deposit accounts	159	152
Total deposits	52,055	43,367
Borrowings: (Notes 5 and 8)
Borrowings of consolidated securitization entities	12,388	13,589
Bank term loan	—	4,133
Senior unsecured notes	7,759	6,557
Total borrowings	20,147	24,279
Accrued expenses and other liabilities	3,809	3,740
Total liabilities	$76,011	$71,386

Equity:
Common Stock, par share value $0.001 per share; 4,000,000,000 shares authorized, 833,984,684 and 833,828,340 shares issued at December 31, 2016 and 2015, respectively, 817,352,328 and 833,828,340 shares outstanding at December 31, 2016 and 2015, respectively	$1	$1
Additional paid-in capital	9,393	9,351
Retained earnings	5,330	3,293
Accumulated other comprehensive income (loss):
Investment securities	(18)	(10)
Currency translation adjustments	(20)	(19)
Employee benefit plans	(15)	(12)
Treasury Stock, at cost; 16,632,356 shares at December 31, 2016	(475)	—
Total equity	14,196	12,604
Total liabilities and equity	$90,207	$83,990
_______________________
(a) Other assets include restricted cash and equivalents of $347 million and $391 million at December 31, 2016 and 2015, respectively.
See accompanying notes to consolidated and combined financial statements.

Synchrony Financial and subsidiaries
Consolidated and Combined Statements of Changes in Equity
____________________________________________________________________________________________

	Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Additional Paid-in Capital	Parent's Net Investment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity

Balance at January 1, 2014	—	$—	$—	$5,973	$—	$(13)	$—	$5,960
Comprehensive income:
Net earnings	—	—	—	1,030	1,079	—	—	2,109
Other comprehensive income	—	—	—	—	—	3	—	3
Changes in Parent's net investment	—	—	—	(603)	—	—	—	(603)
Conversion of parent's net investment into common stock	705,271	1	6,399	(6,400)	—	—	—	—
Issuance of common stock	128,494	—	2,842	—	—	—	—	2,842
Stock-based compensation	—	—	12	—	—	—	—	12
Other	—	—	155	—	—	—	—	155
Balance at December 31, 2014	833,765	$1	$9,408	$—	$1,079	$(10)	$—	$10,478

Balance at January 1, 2015	833,765	$1	$9,408	$—	$1,079	$(10)	$—	$10,478
Comprehensive income:
Net earnings	—	—	—	—	2,214	—	—	2,214
Other comprehensive income	—	—	—	—	—	(31)	—	(31)
Stock-based compensation	63	—	34	—	—	—	—	34
Other	—	—	(91)	—	—	—	—	(91)
Balance at December 31, 2015	833,828	$1	$9,351	$—	$3,293	$(41)	$—	$12,604

Balance at January 1, 2016	833,828	$1	$9,351	$—	$3,293	$(41)	$—	$12,604
Comprehensive income:
Net earnings	—	—	—	—	2,251	—	—	2,251
Other comprehensive income	—	—	—	—	—	(12)	—	(12)
Purchases of treasury stock	—	—	—	—	—	—	(476)	(476)
Stock-based compensation	157	—	42	—	—	—	1	43
Dividends - common stock	—	—	—	—	(214)	—	—	(214)
Balance at December 31, 2016	833,985	$1	$9,393	$—	$5,330	$(53)	$(475)	$14,196

See accompanying notes to consolidated and combined financial statements.

Synchrony Financial and subsidiaries
Consolidated and Combined Statements of Cash Flows
____________________________________________________________________________________________

For the years ended December 31 ($ in millions)	2016	2015	2014
Cash flows - operating activities
Net earnings	$2,251	$2,214	$2,109
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for loan losses	3,986	2,952	2,917
Deferred income taxes	389	(295)	(203)
Depreciation and amortization	219	174	131
(Increase) decrease in interest and fees receivable	(429)	(163)	68
(Increase) decrease in other assets	(398)	70	196
Increase (decrease) in accrued expenses and other liabilities	280	803	(172)
All other operating activities	525	429	294
Cash from operating activities	6,823	6,184	5,340

Cash flows - investing activities
Maturity and redemption of investment securities	1,380	3,538	27
Purchases of investment securities	(3,380)	(5,102)	(1,376)
Acquisition of loan receivables	(54)	(1,051)	—
Net (increase) decrease in restricted cash and equivalents	44	713	(1,028)
Proceeds from sale of loan receivables	—	392	1,510
Net (increase) decrease in loan receivables	(11,092)	(8,852)	(8,755)
All other investing activities	(218)	(441)	(446)
Cash (used for) from investing activities	(13,320)	(10,803)	(10,068)

Cash flows - financing activities
Borrowings of consolidated securitization entities
Proceeds from issuance of securitized debt	3,791	3,868	5,170
Maturities and repayment of securitized debt	(4,999)	(5,244)	(5,569)
Third-party debt
Proceeds from issuance of third-party debt	1,193	2,978	12,276
Maturities and repayment of third-party debt	(4,151)	(4,094)	(505)
Related party debt
Proceeds from borrowings of related party debt	—	—	1,615
Maturities and repayment of related party debt	—	(655)	(10,015)
Net increase (decrease) in deposits	8,354	8,261	9,044
Purchases of treasury stock	(476)	—	—
Dividends paid on common stock	(214)	—	—
Proceeds from initial public offering	—	—	2,842
Net transfers (to) from Parent	—	—	(603)
All other financing activities	(5)	2	(18)
Cash from (used for) financing activities	3,493	5,116	14,237

Increase (decrease) in cash and equivalents	(3,004)	497	9,509
Cash and equivalents at beginning of year	12,325	11,828	2,319
Cash and equivalents at end of year	$9,321	$12,325	$11,828

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$(1,160)	$(1,040)	$(839)
Cash paid during the year for income taxes	$(1,771)	$(1,219)	$(1,787)

See accompanying notes to consolidated and combined financial statements.

Synchrony Financial and subsidiaries
Notes to Consolidated and Combined Financial Statements
____________________________________________________________________________________________
NOTE 1.    BUSINESS DESCRIPTION
Synchrony Financial (the “Company”) provides a range of credit products through programs it has established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers. We primarily offer private label, Dual Card and general purpose co-branded credit cards, promotional financing and installment lending, loyalty programs and FDIC-insured savings products through Synchrony Bank (the “Bank”).
References to the “Company,” “we,” “us” and “our” are to Synchrony Financial and its consolidated subsidiaries unless the context otherwise requires.
GE Ownership and Separation
The Company was previously an indirectly wholly-owned subsidiary of General Electric Capital Corporation (“GECC”) until the closing of the initial public offering of our common stock (“IPO”) in 2014, which reduced GECC’s ownership in the Company to approximately 84.6% of our common stock. In November 2015, Synchrony Financial became a stand-alone savings and loan holding company following the completion of GE's exchange offer, in which GE exchanged shares of GE common stock for all of the remaining shares of our common stock it owned (the “Separation”).
NOTE 2.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated and combined financial statements were prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).
Preparing financial statements in conformity with U.S. GAAP requires us to make estimates based on assumptions about current, and for some estimates, future, economic and market conditions (for example, unemployment, housing, interest rates and market liquidity) which affect reported amounts and related disclosures in our consolidated and combined financial statements. Although our current estimates contemplate current conditions and how we expect them to change in the future, as appropriate, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially affect our results of operations and financial position. Among other effects, such changes could result in incremental losses on loan receivables, future impairments of investment securities, goodwill and intangible assets, increases in reserves for contingencies, establishment of valuation allowances on deferred tax assets and increases in our tax liabilities.
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
Combined Basis of Presentation
For the period prior to June 30, 2014, the Company's financial statements were prepared on a combined basis. The combined financial statements combine all of our subsidiaries and certain accounts of GECC and its subsidiaries that were historically managed as part of our business.
New Accounting Pronouncements
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
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB approved a one-year deferral of this standard, with a revised effective date for fiscal years beginning after December 15, 2017. The scope of ASU 2014-09 excludes interest and fee income on loans and as a result, the majority of our revenue will not be affected by the ASU. We are still evaluating the impact that ASU 2014-09 will have on our consolidated and combined financial statements and related disclosures. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. We have not yet selected a transition method.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU replaces the existing incurred loss impairment guidance with a new impairment model known as the Current Expected Credit Loss ("CECL") model, which is based on expected credit losses. The CECL model requires, upon origination of a loan, the recognition of all expected credit losses over the life of the loan based on historical experience, current conditions and reasonable and supportable forecasts. This standard is effective for annual and interim reporting periods for fiscal years beginning after December 15, 2019, with early adoption permitted for annual and interim periods for fiscal years beginning after December 15, 2018. The amendments in this standard will be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. While we are evaluating the effect that ASU 2016-13 will have on our consolidated and combined financial statements and related disclosures, this standard is expected to result in an increase to our allowance for loan losses given the change to expected losses for the estimated life of the financial asset. The extent of the increase will depend on the asset quality of the portfolio, and economic conditions and forecasts at adoption.

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
Cash and Equivalents
Debt securities, money market instruments and bank deposits with original maturities of three months or less are included in cash equivalents unless designated as available-for-sale and classified as investment securities. Cash and equivalents at December 31, 2016 included cash and due from banks of $832 million, interest-bearing deposits in other banks of $8.4 billion and other short-term investments of $40 million. Cash and equivalents at December 31, 2015 included cash and due from banks of $1.1 billion, interest-bearing deposits in other banks of $10.7 billion and other short-term investments of $548 million.
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
For debt securities, if we do not intend to sell the security, or it is not more likely than not, that we will be required to sell the security before recovery of our amortized cost, we evaluate other qualitative criteria to determine whether we do not expect to recover the amortized cost basis of the security, such as the financial health of, and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. We also evaluate quantitative criteria including determining whether there has been an adverse change in expected future cash flows. If we do not expect to recover the entire amortized cost basis of the security, we consider the security to be other-than-temporarily impaired, and we record the difference between the security’s amortized cost basis and its recoverable amount in earnings and the difference between the security’s recoverable amount and fair value in other comprehensive income. If we intend to sell the security or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis, the security is also considered other-than-temporarily impaired and we recognize the entire difference between the security’s amortized cost basis and its fair value in earnings. For equity securities, we consider the length of time and magnitude of the amount that each security is in an unrealized loss position when assessing whether a decline in fair value below cost is other-than-temporary. If we do not expect to recover the entire amortized cost basis of the security, we consider the security to be other-than-temporarily impaired, and we record the difference between the security’s amortized cost basis and its fair value in earnings.
Realized gains and losses are accounted for on the specific identification method.

Loan Receivables
Loan receivables primarily consist of open-end consumer revolving credit card accounts, closed-end consumer installment loans and open-end commercial revolving credit card accounts. Loan receivables are reported at the amounts due from customers, including unpaid interest and fees, deferred income and costs.
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
Allowance for Loan Losses
Losses on loan receivables are recognized when they are incurred, which requires us to make our best estimate of probable losses inherent in the portfolio. The method for calculating the best estimate of probable losses takes into account our historical experience, adjusted for current conditions with each product and customer type, and our judgment concerning the probable effects of relevant observable data, trends and market factors.
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
The underlying assumptions, estimates and assessments we use to provide for losses are updated periodically to reflect our view of current conditions and are subject to the regulatory examination process, which can result in changes to our assumptions. Changes in such estimates can significantly affect the allowance and provision for losses. It is possible that we will experience credit losses that are different from our current estimates. Charge-offs are deducted from the allowance for losses when we judge the principal to be uncollectible, and subsequent recoveries are added to the allowance, generally at the time cash is received on a charged-off account.
Delinquent receivables are those that are 30 days or more past due based on their contractual payments. Non-accrual loan receivables are those on which we have stopped accruing interest. We continue to accrue interest until the earlier of the time at which collection of an account becomes doubtful, or the account becomes 180 days past due, with the exception of non-credit card accounts, for which we stop accruing interest in the period that the account becomes 90 days past due.
Impaired loans represent loans for which it is probable that we will be unable to collect all amounts due, according to the original contractual terms of the loan agreement, and loans meeting the definition of a troubled debt restructuring (“TDR”). TDRs are those loans for which we have granted a concession to a borrower experiencing financial difficulties where we do not receive adequate compensation.

The same loan receivable may meet more than one of the definitions above. Accordingly, these categories are not mutually exclusive, and it is possible for a particular loan to meet the definitions of a TDR, impaired loan and non-accrual loan, and be included in each of these categories. The categorization of a particular loan also may not be indicative of the potential for loss.
Loan Modifications and Restructurings
Our loss mitigation strategy is intended to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions or other actions, which may cause the related loan to be classified as a TDR, and also as impaired. We primarily use a long-term (12 to 60 months) modification program for borrowers experiencing financial difficulty as a loss mitigation strategy to improve long-term collectability of the loans that are classified as TDRs. The long-term program involves changing the structure of the loan to a fixed payment loan with a maturity no longer than 60 months, and reducing the interest rate on the loan. The long-term program does not normally provide for the forgiveness of unpaid principal, but may allow for the reversal of certain unpaid interest or fee assessments. We also make loan modifications for customers who request financial assistance through external sources, such as a consumer credit counseling agency program. The loans that are modified typically receive a reduced interest rate, but continue to be subject to the original minimum payment terms, and do not normally include waiver of unpaid principal, interest or fees. The determination of whether these changes to the terms and conditions meet the TDR criteria includes our consideration of all relevant facts and circumstances. See Note 4. Loan Receivables and Allowance for Loan Losses for additional information on our loan modifications and restructurings.
Our allowance for loan losses on TDRs is generally measured based on the difference between the recorded loan receivable and the present value of the expected future cash flows, discounted at the original effective interest rate of the loan. If the loan is collateral dependent, we measure impairment based upon the fair value of the underlying collateral less estimated selling costs.
Data related to redefault experience is also considered in our overall reserve adequacy review. Once the loan has been modified, it returns to current status (re-aged), only after three consecutive minimum monthly payments are received post modification date, subject to a re-aging limitation of once a year, or twice in a five-year period in accordance with the Federal Financial Institutions Examination Council (“FFIEC”) guidelines on Uniform Retail Credit Classification and Account Management policy issued in June 2000. We believe that the allowance for loan losses would not be materially different had we not re-aged these accounts.
Charge-Offs
Net charge-offs consist of the unpaid principal balance of loans held for investment that we determine are uncollectible, net of recovered amounts. We exclude accrued and unpaid finance charges, fees and third-party fraud losses from charge-offs. Charged-off and recovered accrued and unpaid finance charges and fees are included in interest and fees on loans while fraud losses are included in other expense. Charge-offs are recorded as a reduction to the allowance for loan losses, and subsequent recoveries of previously charged-off amounts are credited to the allowance for loan losses. Costs incurred to recover charged-off loans are recorded as collection expense and are included in other expense in our Consolidated and Combined Statements of Earnings.
We charge-off unsecured closed-end consumer installment loans and loans secured by collateral when they are 120 days contractually past due, and unsecured open-ended revolving loans when they are 180 days contractually past due. Unsecured consumer loans in bankruptcy are charged-off within 60 days of notification of filing by the bankruptcy court or within contractual charge-off periods, whichever occurs earlier. Credit card loans of deceased account holders are charged-off within 60 days of receipt of notification.
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
Purchased Loans
Loans acquired by purchase are recorded at fair value, which incorporates our estimate at the acquisition date of the credit losses over the remaining life of the acquired loans. As a result, the allowance for losses is not carried over at acquisition. For loans acquired with evidence of credit deterioration, the excess of cash flows expected at acquisition over the initial acquisition cost is recognized into interest income over their estimated remaining lives using the effective interest method. Subsequent decreases to the expected cash flows for these loans require us to evaluate the need for an allowance for credit losses. Subsequent improvements in expected cash flows are recognized into interest income prospectively. For other acquired loans, the excess of contractually required cash flows over the initial acquisition cost is recognized into interest income over the remaining lives using the effective interest method. Subsequent increases in incurred losses for these loans require us to evaluate the need for an allowance for credit losses. Our evaluation of the amount of future cash flows expected to be collected is performed in a similar manner as that used to determine our allowance for loan losses.
Retailer Share Arrangements
Most of our Retail Card program agreements and certain other program agreements contain retailer share arrangements that provide for payments to our partners if the economic performance of the program exceeds a contractually defined threshold. We also provide other economic benefits to our partners such as royalties on purchase volume or payments for new accounts, in some cases instead of retailer share arrangements (for example, on our co-branded credit cards). Although the share arrangements vary by partner, these arrangements are generally structured to measure the economic performance of the program, based typically on agreed upon program revenues (including interest income and certain other income) less agreed upon program expenses (including interest expense, provision for credit losses, retailer payments and operating expenses), and share portions of this amount above a negotiated threshold. These thresholds and the economic performance of a program are based on, among other things, agreed upon measures of program expenses. On a quarterly basis, we make a judgment as to whether it is probable that the performance threshold will be met under a particular retail partner’s retailer share arrangement. The current period’s estimated contribution to that ultimate expected payment is recorded as a liability. To the extent facts and circumstances change and the cumulative probable payment for prior months has changed, a cumulative adjustment is made to align the retailer share arrangement liability balance with the amount considered probable of being paid relating to past periods.
Loyalty Programs
Our loyalty programs are designed to generate increased purchase volume per customer while reinforcing the value of our credit cards and strengthening cardholder loyalty. These programs typically provide cardholders with rewards in the form of merchandise discounts that are earned by achieving a pre-set spending level on their private label credit card, Dual Card or general purpose co-branded credit card. Other programs provide cash back or reward points, which are redeemable for a variety of products or awards. These programs are primarily in our Retail Card platform. We establish a rewards liability based on points and merchandise discounts earned that are ultimately expected to be redeemed and the average cost per point at redemption. The rewards liability is included in accrued expenses and other liabilities in our Consolidated Statements of Financial Position. Cash rebates are earned based on a tiered percentage of purchase volume. As points and discounts are redeemed or cash rebates are issued, the rewards liability is relieved. The estimated cost of loyalty programs is classified as a reduction to other income in our Consolidated and Combined Statements of Earnings.

Fraud Losses
We experience third-party fraud losses from the unauthorized use of credit cards and when loans are obtained through fraudulent means. Fraud losses are included as a charge within other expense in our Consolidated and Combined Statements of Earnings, net of recoveries, when such losses are probable. Loans are charged off, as applicable, after the investigation period has completed.
Income Taxes
We now file consolidated U.S. federal and state income tax returns separate and apart from GE. For periods up to and including the date of Separation, we were included in the consolidated U.S. federal and state income tax returns of GE, where applicable, but also filed certain separate state and foreign income tax returns. The tax provision is presented on a separate company basis as if we were a separate filer for tax purposes for all periods presented. The effects of tax adjustments and settlements from taxing authorities are presented in our consolidated and combined Our current obligations for taxes are settled with the relevant tax authority, or GE, as applicable, on an estimated basis and adjusted in later periods as appropriate and are reflected in our consolidated and combined financial statements in the periods in which those settlements occur. We recognize the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax laws and rates that will be in effect when the differences are expected to reverse. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. We recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and provision for income taxes, respectively.
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
Level 3— Significant inputs to the valuation are unobservable.
We maintain policies and procedures to value instruments using the best and most relevant data available. In addition, we have risk management teams that review valuations, including independent price validation for certain instruments. We use non-binding broker quotes and third-party pricing services as our primary basis for valuation when there is limited or no relevant market activity for a specific instrument or for other instruments that share similar characteristics. We have not adjusted prices that we have obtained.
The third-party brokers and third-party pricing services do not provide us access to their proprietary valuation models, inputs and assumptions. Accordingly, our risk management, treasury and/or finance personnel conduct reviews of these brokers and services, as applicable. In addition, we conduct internal reviews of pricing provided by our third-party pricing service for all investment securities on a quarterly basis to ensure reasonableness of valuations used in the consolidated and combined financial statements. These reviews are designed to identify prices that appear stale, those that have changed significantly from prior valuations and other anomalies that may indicate that a price may not be accurate. Based on the information available, we believe that the fair values provided by the third-party brokers and pricing services are representative of prices that would be received to sell the assets at the measurement date (exit prices) and are classified appropriately in the hierarchy.

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
Deposits
For demand deposits with no defined maturity, carrying value approximates fair value due to the liquid nature of these deposits. For fixed-maturity certificates of deposit, fair values are estimated by discounting expected future cash flows using market rates currently offered for deposits with similar remaining maturities.
Borrowings
The fair values of borrowings of consolidated securitization entities are based on valuation methodologies that utilize current market interest rate data, which are comparable to market quotes adjusted for our non-performance risk. Borrowings that are publicly traded securities are classified as level 2. Borrowings that are not publicly traded are classified as level 3.
The fair values of the senior unsecured notes are based on secondary market trades and other observable inputs and are classified as level 2. The fair value of the Bank Term Loan was based on non-binding broker quotes and is classified as level 3.

NOTE 3.    INVESTMENT SECURITIES
All of our debt investment securities are classified as available-for-sale and are held to meet our liquidity objectives or to comply with the Community Reinvestment Act. Our investment securities consist of the following:

	December 31, 2016				December 31, 2015
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
($ in millions)	cost	gains	losses	fair value	cost	gains	losses	fair value
Debt
U.S. government and federal agency	$3,676	$1	$(1)	$3,676	$2,768	$—	$(7)	$2,761
State and municipal	47	—	(1)	46	51	1	(3)	49
Residential mortgage-backed(a)	1,400	2	(29)	1,373	323	1	(7)	317
Equity	15	—	—	15	15	—	—	15
Total	$5,138	$3	$(31)	$5,110	$3,157	$2	$(17)	$3,142
_______________________

(a)
All of our residential mortgage-backed securities have been issued by government-sponsored entities and are collateralized by U.S. mortgages. At December 31, 2016 and 2015, $363 million and $317 million, respectively, are pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve Discount Window advances.

The following table presents the estimated fair values and gross unrealized losses of our investment securities:

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
($ in millions)	fair value	losses	fair value	losses

At December 31, 2016
Debt
U.S. government and federal agency	$1,701	$(1)	$—	$—
State and municipal	35	(1)	4	—
Residential mortgage-backed	1,235	(28)	35	(1)
Equity	14	—	1	—
Total	$2,985	$(30)	$40	$(1)

At December 31, 2015
Debt
U.S. government and federal agency	$2,611	$(7)	$—	$—
State and municipal	40	(3)	—	—
Residential mortgage-backed	175	(3)	91	(4)
Equity	1	—	—	—
Total	$2,827	$(13)	$91	$(4)
We regularly review investment securities for impairment using both qualitative and quantitative criteria. We presently do not intend to sell our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell these securities before recovery of our amortized cost. There were no other-than-temporary impairments recognized for the years ended December 31, 2016, 2015 and 2014.

Contractual Maturities of Investments in Available-for-Sale Debt Securities (excluding residential mortgage-backed securities)

	Amortized	Estimated
At December 31, 2016 ($ in millions)	cost	fair value

Due
Within one year	$3,476	$3,476
After one year through five years	$201	$201
After five years through ten years	$1	$1
After ten years	$45	$44
We expect actual maturities to differ from contractual maturities because borrowers have the right to prepay certain obligations. There were no material realized gains or losses recognized for the years ended December 31, 2016, 2015 and 2014.
Although we generally do not have the intent to sell any specific securities held at December 31, 2016, in the ordinary course of managing our investment securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield, liquidity requirements and funding obligations.
NOTE 4.    LOAN RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

At December 31 ($ in millions)	2016	2015

Credit cards	$73,580	$65,773
Consumer installment loans	1,384	1,154
Commercial credit products	1,333	1,323
Other	40	40
Total loan receivables, before allowance for losses(a)(b)	$76,337	$68,290
_______________________

(a)
Total loan receivables include $24.0 billion and $25.5 billion of restricted loans of consolidated securitization entities at December 31, 2016 and 2015, respectively. See Note 5. Variable Interest Entities for further information on these restricted loans.

(b)	At December 31, 2016 and 2015, loan receivables included deferred expense, net of deferred income, of $82 million and $63 million, respectively.
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
Allowance for Loan Losses

($ in millions)	Balance at January 1, 2016	Provision charged to operations	Gross charge-offs	Recoveries	Balance at December 31, 2016

Credit cards	$3,420	$3,898	$(3,873)	$809	$4,254
Consumer installment loans	26	43	(45)	13	37
Commercial credit products	50	45	(51)	8	52
Other	1	—	—	—	1
Total	$3,497	$3,986	$(3,969)	$830	$4,344

($ in millions)	Balance at January 1, 2015	Provision charged to operations	Gross charge-offs	Recoveries	Balance at December 31, 2015

Credit cards	$3,169	$2,880	$(3,289)	$660	$3,420
Consumer installment loans	22	25	(35)	14	26
Commercial credit products	45	46	(47)	6	50
Other	—	1	—	—	1
Total	$3,236	$2,952	$(3,371)	$680	$3,497

($ in millions)	Balance at January 1, 2014	Provision charged to operations	Gross charge-offs	Recoveries	Balance at December 31, 2014

Credit cards	$2,827	$2,858	$(3,111)	$595	$3,169
Consumer installment loans	19	20	(30)	13	22
Commercial credit products	46	39	(48)	8	45
Total	$2,892	$2,917	$(3,189)	$616	$3,236

Delinquent and Non-accrual Loans

At December 31, 2016 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing

Credit cards	$1,695	$1,524	$3,219	$1,524	$—
Consumer installment loans	19	4	23	—	4
Commercial credit products	35	18	53	18	—
Total delinquent loans	$1,749	$1,546	$3,295	$1,542	$4
Percentage of total loan receivables	2.3%	2.0%	4.3%	2.0%	—%

At December 31, 2015 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing

Credit cards	$1,451	$1,257	$2,708	$1,257	$—
Consumer installment loans	16	3	19	—	3
Commercial credit products	32	13	45	13	—
Total delinquent loans	$1,499	$1,273	$2,772	$1,270	$3
Percentage of total loan receivables	2.2%	1.9%	4.1%	1.9%	—%
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

For the years ended December 31 ($ in millions)	2016	2015
Credit cards	$581	$499
Consumer installment loans	—	—
Commercial credit products	4	5
Total	$585	$504
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

At December 31, 2016 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$862	$(321)	$541	$761
Consumer installment loans	—	—	—	—
Commercial credit products	6	(3)	3	5
Total	$868	$(324)	$544	$766

At December 31, 2015 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$756	$(256)	$500	$659
Consumer installment loans	—	—	—	—
Commercial credit products	7	(3)	4	6
Total	$763	$(259)	$504	$665
Financial Effects of TDRs
As part of our loan modifications for borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following table presents the types and financial effects of loans modified and accounted for as TDRs during the periods presented:

Years ended December 31,	2016			2015			2014
($ in millions)	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$48	$178	$805	$49	$151	$727	$56	$140	$745
Consumer installment loans	—	—	—	—	—	—	—	—	—
Commercial credit products	—	1	6	—	2	7	—	2	10
Total	$48	$179	$811	$49	$153	$734	$56	$142	$755
Payment Defaults
The following table presents the type, number and amount of loans accounted for as TDRs that enrolled in a modification plan within the previous 12 months from the applicable balance sheet date and experienced a payment default during the periods presented. A customer defaults from a modification program after two consecutive missed payments.

Years ended December 31,	2016		2015		2014
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	35,648	$72	28,126	$56	29,313	$60
Consumer installment loans	—	—	—	—	—	—
Commercial credit products	84	1	95	1	159	1
Total	35,732	$73	28,221	$57	29,472	$61
Credit Quality Indicators
Our loan receivables portfolio includes both secured and unsecured loans. Secured loan receivables are largely comprised of consumer installment loans secured by equipment. Unsecured loan receivables are largely comprised of our open-ended consumer and commercial revolving credit card loans. As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, as well as information from credit bureaus, such as a Fair Isaac Corporation (“FICO”) or other credit scores, relating to the customer’s broader credit performance. FICO scores are generally obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three credit score categories: (i) 661 or higher, which are considered the strongest credits; (ii) 601 to 660, considered moderate credit risk; and (iii) 600 or less, which are considered weaker credits. There are certain customer accounts for which a FICO score is not available where we use alternative sources to assess their credit and predict behavior. The following table provides the most recent FICO scores available for our customers at December 31, 2016 and 2015, respectively, as a percentage of each class of loan receivable. The table below excludes 0.7% and 0.9% of our total loan receivables balance at December 31, 2016 and 2015, respectively, which represents those customer accounts for which a FICO score is not available.

At December 31	2016			2015
	661 or	601 to	600 or	661 or	601 to	600 or
	higher	660	less	higher	660	less
Credit cards	72.6%	19.7%	7.7%	73.0%	19.8%	7.2%
Consumer installment loans	77.9%	16.3%	5.8%	77.7%	16.6%	5.7%
Commercial credit products	87.1%	8.5%	4.4%	86.8%	8.7%	4.5%

Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and by applying the same credit standards for all of our credit products. Unused credit card lines available to our customers totaled approximately $348 billion and $322 billion at December 31, 2016 and 2015, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.
Interest Income by Product
The following table provides additional information about our interest and fees on loans from our loan receivables, including held for sale:

For the years ended December 31 ($ in millions)	2016	2015	2014
Credit cards	14,424	$12,932	$11,967
Consumer installment loans	117	104	99
Commercial credit products	139	142	149
Other	2	1	1
Total	$14,682	$13,179	$12,216

NOTE 5.    VARIABLE INTEREST ENTITIES
We use VIEs to securitize loans and arrange asset-backed financing in the ordinary course of business. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE and we did not provide non-contractual support for previously transferred loan receivables to any VIE in the years ended December 31, 2016 and 2015. Our VIEs are able to accept new loan receivables and arrange new asset-backed financings, consistent with the requirements and limitations on such activities placed on the VIE by existing investors. Once an account has been designated to a VIE, the contractual arrangements we have require all existing and future loans originated under such account to be transferred to the VIE. The amount of loan receivables held by our VIEs in excess of the minimum amount required under the asset-backed financing arrangements with investors may be removed by us under random removal of accounts provisions. All loan receivables held by a VIE are subject to claims of third-party investors.
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
We consolidate VIEs where we have the power to direct the activities that significantly affect the VIEs' economic performance, typically because of our role as either servicer or administrator for the VIEs. The power to direct exists because of our role in the design and conduct of the servicing of the VIEs’ assets as well as directing certain affairs of the VIEs, including determining whether and on what terms debt of the VIEs will be issued.
The loan receivables in these entities have risks and characteristics similar to our other financing receivables and were underwritten to the same standard. Accordingly, the performance of these assets has been similar to our other comparable loan receivables, and the blended performance of the pools of receivables in these entities reflects the eligibility criteria that we apply to determine which receivables are selected for transfer. Contractually, the cash flows from these financing receivables must first be used to pay third-party debt holders, as well as other expenses of the entity. Excess cash flows, if any, are available to us. The creditors of these entities have no claim on our other assets.

The table below summarizes the assets and liabilities of our consolidated securitization VIEs described above.

At December 31 ($ in millions)	2016	2015
Assets
Loan receivables, net(a)	$22,892	$24,338
Other assets(b)	107	127
Total	$22,999	$24,465

Liabilities
Borrowings	$12,388	$13,589
Other liabilities	21	30
Total	$12,409	$13,619
_______________________

(a)	Includes $1.1 billion of related allowance for loan losses resulting in gross restricted loans of $24.0 billion and $25.5 billion at December 31, 2016 and 2015, respectively.

(b)
Includes $100 million and $118 million of segregated funds held by the VIEs at December 31, 2016 and 2015, respectively, which are classified as restricted cash and equivalents and included as a component of other assets in our Consolidated Statements of Financial Position.

The balances presented above are net of intercompany balances and transactions that are eliminated in our consolidated and combined financial statements.
We provide servicing for all of our consolidated VIEs. Collections are required to be placed into segregated accounts owned by each VIE in amounts that meet contractually specified minimum levels. These segregated funds are invested in cash and equivalents and are restricted as to their use, principally to pay maturing principal and interest on debt and the related servicing fees. Collections above these minimum levels are remitted to us on a daily basis.
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $4.5 billion, $5.5 billion and $5.2 billion for the years ended December 31, 2016, 2015 and 2014, respectively. Related expenses consisted primarily of provision for loan losses of $1.0 billion, $940 million and $1.1 billion for the years ended December 31, 2016, 2015 and 2014, respectively, and interest expense of $244 million, $215 million and $215 million for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts do not include intercompany transactions, principally fees and interest, which are eliminated in our consolidated and combined financial statements.
NOTE 6.    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill

($ in millions)	2016	2015
Balance at January 1	$949	$949
Acquisitions	—	—
Balance at December 31	$949	$949
Intangible Assets Subject to Amortization

	2016			2015
At December 31 ($ in millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related	$1,069	$(560)	$509	$1,045	$(505)	$540
Capitalized software	318	(115)	203	253	(92)	161
Total	$1,387	$(675)	$712	$1,298	$(597)	$701
During the year ended December 31, 2016, we recorded additions to intangible assets subject to amortization of $185 million, attributable to capitalized software expenditures related to the build of our stand-alone information technology infrastructure, and customer-related intangible assets.
Customer-related intangible assets primarily relate to retail partner contract acquisitions and extensions, as well as purchased credit card relationships. During the years ended December 31, 2016 and 2015, we recorded additions to customer-related intangible assets subject to amortization of $82 million and $196 million, respectively, primarily related to payments made to acquire and extend certain retail partner relationships. These additions for both periods had a weighted average amortizable life of 7 years.
Amortization expense related to retail partner contracts was $100 million, $84 million and $81 million for the years ended December 31, 2016, 2015 and 2014, respectively, and is included as a component of marketing and business development expense in our Consolidated and Combined Statements of Earnings. All other amortization expense was $74 million, $63 million and $28 million for the years ended December 31, 2016, 2015 and 2014, respectively, and is included as a component of other expense in our Consolidated and Combined Statements of Earnings.
We estimate annual amortization expense for existing intangible assets over the next five calendar years to be as follows:

($ in millions)	2017	2018	2019	2020	2021
Amortization expense	$164	$152	$142	$120	$68
NOTE 7.    DEPOSITS
Deposits

	2016		2015
At December 31 ($ in millions)	Amount	Average rate (a)	Amount	Average rate (a)

Interest-bearing deposits	$51,896	1.5%	$43,215	1.6%
Non-interest-bearing deposits	159	—	152	—
Total deposits	$52,055		$43,367
___________________

(a)	Based on interest expense for the years ended December 31, 2016 and 2015 and average deposits balances.
At December 31, 2016 and 2015, interest-bearing deposits included $14.2 billion and $11.9 billion, respectively, of certificates of deposit of $100,000 or more. Of the total certificates of deposit of $100,000 or more, $4.4 billion and $3.6 billion were certificates of deposit of $250,000 or more at December 31, 2016 and 2015, respectively.
At December 31, 2016, our interest-bearing time deposits maturing over the next five years and thereafter were as follows:

($ in millions)	2017	2018	2019	2020	2021	Thereafter
Deposits	$15,782	$4,672	$4,208	$2,864	$2,182	$2,105
The above maturity table excludes $16.6 billion of demand deposits with no defined maturity, of which $14.6 billion are savings accounts. In addition, at December 31, 2016, we had $3.5 billion of broker network deposit sweeps procured through a program arranger who channels brokerage account deposits to us. Unless extended, the contracts associated with these broker network deposit sweeps will terminate between 2019 and 2021.

NOTE 8.    BORROWINGS

	2016				2015
At December 31 ($ in millions)	Maturity date	Interest Rate	Weighted average interest rate	Outstanding Amount(a)	Outstanding Amount(a)

Borrowings of consolidated securitization entities:
Fixed securitized borrowings	2017 - 2021	1.35% - 4.47%	1.90%	$8,731	$6,383
Floating securitized borrowings	2017 - 2019	1.22% - 1.84%	1.53%	3,657	7,206
Total borrowings of consolidated securitization entities			1.79%	12,388	13,589

Senior unsecured notes:
Fixed senior unsecured notes	2017 - 2026	1.87% - 4.50%	3.41%	6,811	6,308
Floating senior unsecured notes	2017 - 2020	2.11% - 2.29%	2.24%	948	249
Total senior unsecured notes			3.26%	7,759	6,557

Bank term loan				—	4,133

Total borrowings				$20,147	$24,279
___________________

(a)	The amounts presented above for outstanding borrowings include unamortized debt premiums, discounts and issuance costs.
Debt Maturities
The following table summarizes the maturities of the principal amount of our borrowings of consolidated securitization entities and senior unsecured notes over the next five years and thereafter:

($ in millions)	2017	2018	2019	2020	2021	Thereafter
Borrowings	$3,977	$3,207	$6,735	$2,124	$1,408	$2,750
Senior Unsecured Notes

2016 Issuances ($ in millions):
Issuance Date	Principal Amount	Maturity	Interest Rate
May 9, 2016	$500	2017	Floating rate (three-month LIBOR plus 1.40%)
August 4, 2016	$500	2026	3.700%
August 29, 2016	$200	2017	Floating rate (three-month LIBOR plus 1.40%)

Bank Term Loan
During the year ended December 31, 2016, we prepaid $4.1 billion representing all of the remaining outstanding indebtedness under the Bank Term Loan.
Credit Facilities
As additional sources of liquidity, we have undrawn committed capacity under certain credit facilities, primarily related to our securitization programs.
At December 31, 2016, we had an aggregate of $6.2 billion of undrawn committed capacity on our securitization financings, subject to customary borrowing conditions, from private lenders under our two existing securitization programs.
In July 2016, we entered into a three-year unsecured revolving credit facility with private lenders, which provides $0.5 billion of committed capacity. At December 31, 2016, all of the committed capacity under this facility was undrawn, subject to customary borrowing conditions.
NOTE 9.    FAIR VALUE MEASUREMENTS
For a description of how we estimate fair value, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies.
The following tables present our assets and liabilities measured at fair value on a recurring basis.
Recurring Fair Value Measurements
The following tables present our assets measured at fair value on a recurring basis.

At December 31, 2016 ($ in millions)	Level 1	Level 2	Level 3	Total

Assets
Investment securities
Debt
U.S. Government and Federal Agency	$—	$3,676	$—	$3,676
State and municipal	—	—	46	46
Residential mortgage-backed	—	1,373	—	1,373
Equity	15	—	—	15
Total	$15	$5,049	$46	$5,110

At December 31, 2015 ($ in millions)

Assets
Investment securities
Debt
U.S. Government and Federal Agency	$—	$2,761	$—	$2,761
State and municipal	—	—	49	49
Residential mortgage-backed	—	317	—	317
Equity	15	—	—	15
Total	$15	$3,078	$49	$3,142
For the years ended December 31, 2016 and 2015, there were no securities transferred between Level 1 and Level 2 or between Level 2 and Level 3. At December 31, 2016 and 2015, we did not have any significant liabilities measured at fair value on a recurring basis.

Our Level 3 recurring fair value measurements primarily relate to state and municipal debt instruments of $46 million and $49 million at December 31, 2016 and 2015, respectively, which are valued using non-binding broker quotes or other third-party sources. For a description of our process to evaluate third-party pricing servicers, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies. Our state and municipal debt securities are classified as available-for-sale with changes in fair value included in accumulated other comprehensive income.
The following table presents the changes in our Level 3 debt instruments that are measured on a recurring basis for the years ended December 31, 2016 and 2015.
Changes in Level 3 Instruments

Years ended December 31, ($ in millions)	2016	2015

Balance at beginning of period	$49	$60
Net realized/unrealized gains (losses)	1	1
Purchases	—	—
Sales	—	(6)
Settlements	(4)	(6)
Balance at end of period	$46	$49

Net change in unrealized gains (losses) relating to instruments still held at December 31	$1	$1
Non-Recurring Fair Value Measurements
We hold certain assets that have been measured at fair value on a non-recurring basis at December 31, 2016 and 2015. These assets can include repossessed assets and cost method investments that are written down to fair value when they are impaired, as well as loan receivables held for sale. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs. The assets held by us that were measured at fair value on a non-recurring basis and the effects of the remeasurement to fair value were not material for all periods presented.

Financial Assets and Financial Liabilities Carried at Other than Fair Value

	Carrying	Corresponding fair value amount
At December 31, 2016 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$9,321	$9,321	$9,321	$—	$—
Other assets(b)	$347	$347	$347	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$71,993	$79,566	$—	$—	$79,566

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$52,055	$52,507	$—	$52,507	$—
Borrowings of consolidated securitization entities	$12,388	$12,402	$—	$9,191	$3,211
Senior unsecured notes	$7,759	$7,875	$—	$7,875	$—

	Carrying	Corresponding fair value amount
At December 31, 2015 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$12,325	$12,325	$11,865	$460	$—
Other assets(b)	$391	$391	$391	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$64,793	$71,386	$—	$—	$71,386

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$43,367	$43,840	$—	$43,840	$—
Borrowings of consolidated securitization entities	$13,589	$13,562	$—	$7,566	$5,996
Bank term loan	$4,133	$4,125	$—	$—	$4,125
Senior unsecured notes	$6,557	$6,574	$—	$6,574	$—
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

(c)
Under certain retail partner program agreements, the expected sales proceeds in the event of a sale of their credit card portfolio may be limited to the amounts owed by our customers, which may be less than the fair value indicated above.

NOTE 10.    REGULATORY AND CAPITAL ADEQUACY
As a savings and loan holding company, we are subject to regulation, supervision and examination by the Federal Reserve Board and subject to the capital requirements as prescribed by Basel III capital rules and the requirements of the Dodd-Frank Act. The Bank is a federally chartered savings association. As such, the Bank is subject to regulation, supervision and examination by the OCC, which is its primary regulator, and by the Consumer Financial Protection Bureau (“CFPB”). In addition, the Bank, as an insured depository institution, is supervised by the Federal Deposit Insurance Corporation.
Failure to meet minimum capital requirements can initiate certain mandatory and, possibly, additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a material adverse effect on our consolidated and combined financial statements. Under capital adequacy guidelines, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by regulation to ensure capital adequacy require us and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined).
For Synchrony Financial to be a well-capitalized savings and loan holding company, the Bank must be well-capitalized and Synchrony Financial must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure.
At December 31, 2016 and 2015, Synchrony Financial met all applicable requirements to be deemed well-capitalized pursuant to Federal Reserve Board regulations. At December 31, 2016 and 2015, the Bank also met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. There are no conditions or events subsequent to December 31, 2016 that management believes have changed the Company’s or the Bank’s capital category.
The actual capital amounts, ratios and the applicable required minimums of the Company and the Bank are as follows:
Synchrony Financial

At December 31, 2016 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio

Total risk-based capital	$14,129	18.5%	$6,094	8.0%
Tier 1 risk-based capital	$13,135	17.2%	$4,571	6.0%
Tier 1 leverage	$13,135	15.0%	$3,508	4.0%
Common equity Tier 1 Capital	$13,135	17.2%	$3,428	4.5%

At December 31, 2015 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio

Total risk-based capital	$12,531	18.1%	$5,538	8.0%
Tier 1 risk-based capital	$11,633	16.8%	$4,153	6.0%
Tier 1 leverage	$11,633	14.4%	$3,236	4.0%
Common equity Tier 1 Capital	$11,633	16.8%	$3,115	4.5%

Synchrony Bank

At December 31, 2016 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio

Total risk-based capital	$10,101	16.7%	$4,825	8.0%	$6,031	10.0%
Tier 1 risk-based capital	$9,312	15.4%	$3,619	6.0%	$4,825	8.0%
Tier 1 leverage	$9,312	13.2%	$2,816	4.0%	$3,520	5.0%
Common equity Tier 1 Capital	$9,312	15.4%	$2,714	4.5%	$3,920	6.5%

At December 31, 2015 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio	Amount	Ratio

Total risk-based capital	$8,442	16.6%	$4,064	8.0%	$5,080	10.0%
Tier 1 risk-based capital	$7,781	15.3%	$3,048	6.0%	$4,064	8.0%
Tier 1 leverage	$7,781	13.1%	$2,384	4.0%	$2,980	5.0%
Common equity Tier 1 Capital	$7,781	15.3%	$2,286	4.5%	$3,302	6.5%
_______________________

(a)	Capital ratios are calculated based on the Basel III Standardized Approach rules, subject to applicable transition provisions, at December 31, 2016 and 2015.

(b)
At December 31, 2016, Synchrony Financial and the Bank also must maintain a capital conservation buffer of common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 0.625 percentage points to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.

The Bank may pay dividends on its stock, with consent or non-objection from the OCC and the Federal Reserve Board, among other things, if its regulatory capital would not thereby be reduced below the applicable regulatory capital requirements.
NOTE 11.     EMPLOYEE BENEFIT PLANS
Following the Separation, our employees ceased participating in GE benefit plans and began participating in employee benefit plans established and maintained by us. The following summarizes information related to the Synchrony benefit plans and our remaining obligations to GE related to certain of their plans.
Savings Plan
Our U.S. employees are eligible to participate in a qualified defined contribution savings plan that allows them to contribute a portion of their pay to the plan on a pre-tax basis. We make employer contributions to the plan equal to 3% of eligible compensation and make matching contributions of up to 4% of eligible compensation. We also provide certain additional contributions to the plan for employees who were participants in GE's pension plan at Separation. The expense incurred associated with this plan was $77 million for the year ended December 31, 2016. The expense incurred associated with this plan for prior periods was not material.
Health and Welfare Benefits
We provide health and welfare benefits to our employees, including health, dental, prescription drug and vision for which we are self-insured. The expense incurred associated with these benefits was $99 million for the year ended December 31, 2016. The expense incurred associated with these benefits for prior periods was not material.

GE Benefit Plans and Reimbursement Obligations
Prior to Separation, our employees participated in various GE retirement and retiree health and life insurance benefit plans. Certain of these retirement benefits vested as a result of Separation. Under the terms of the Employee Matters Agreement between us and GE, GE will continue to pay for these benefits and we are obligated to reimburse them. The principal retirement benefits subject to this arrangement are fixed, life-time annuity payments. The estimated liability for our reimbursement obligations to GE for retiree benefits was $175 million at December 31, 2016 and is included in other liabilities in our Consolidated Statement of Financial Position.
Expenses associated with our employees’ participation in these GE benefit plans prior to Separation were $157 million and $164 million for the years ended December 31, 2015 and 2014, respectively.
NOTE 12.    EARNINGS PER SHARE

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the assumed conversion of all dilutive securities.

The following table presents the calculation of basic and diluted earnings per share:

	Years ended December 31,
(in millions, except per share data)	2016	2015	2014
Net earnings	$2,251	$2,214	$2,109

Weighted average common shares outstanding, basic	829.2	833.8	757.4
Effect of dilutive securities	2.3	1.7	0.2
Weighted average common shares outstanding, dilutive	831.5	835.5	757.6

Earnings per basic common share	$2.71	$2.66	$2.78
Earnings per diluted common share	$2.71	$2.65	$2.78
We have issued certain stock based awards under the Synchrony Financial 2015 Long-Term Incentive Plan. A total of approximately 2 million, 1 million and 6 million shares related to these awards were considered anti-dilutive and therefore were excluded from the computation of diluted earnings per share for the years ended December 31, 2016, 2015 and 2014, respectively.
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

Dividend and Share Repurchases
During the year ended December 31, 2016 we declared and paid cash dividends of $0.26 per share of common stock, or $214 million.
On July 7, 2016, the Company also approved a share repurchase program of up to $952 million for the four quarters ending June 30, 2017. The Company repurchased approximately 16.7 million shares of our common stock for $476 million, at an average price of $28.55. We made and expect to continue to make share repurchases subject to market conditions and other factors, including legal and regulatory restrictions and required approvals.
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
Subsequent to the IPO we have issued additional RSUs and stock options in connection with annual grants. The RSUs and stock options issued in connection with the annual grants will generally vest 20% annually, starting with the first anniversary of the award date, provided that the employee has remained continuously employed by the Company through such vesting date. Each RSU is convertible into one share of Synchrony Financial common stock.
The total compensation expense recorded for these awards was not material for all periods presented. At December 31, 2016, there were 5.5 million RSUs and 7.5 million stock options issued and outstanding and $112 million of total unrecognized compensation cost related to these awards, which is expected to be amortized over a weighted average period of 2.6 years.
NOTE 14.    INCOME TAXES
Earnings before Provision for Income Taxes

For the years ended December 31 ($ in millions)	2016	2015	2014
U.S.	$3,545	$3,513	$3,377
Non-U.S.	25	18	9
Earnings before provision for income taxes	$3,570	$3,531	$3,386

Provision for Income Taxes

For the years ended December 31 ($ in millions)	2016	2015	2014
Current provision for income taxes
U.S. Federal	$829	$1,443	$1,320
U.S. state and local	86	158	153
Non-U.S.	15	11	7
Total current provision for income taxes	930	1,612	1,480

Deferred (benefit) provision for income taxes
U.S. Federal	357	(263)	(181)
U.S. state and local	33	(32)	(23)
Non-U.S.	(1)	—	1
Deferred (benefit) provision for income taxes	389	(295)	(203)
Total provision for income taxes	$1,319	$1,317	$1,277

U.S. income taxes have not been provided on temporary differences related to investments in certain non-U.S. subsidiaries. These temporary differences are due to earnings that have been reinvested abroad for an indefinite period of time and other differences between the book basis and tax basis in the equity in our non-U.S. subsidiaries. Any U.S. tax liability associated with these temporary differences would not be material to the consolidated and combined financial statements.
Reconciliation of Our Effective Tax Rate to the U.S. Federal Statutory Income Tax Rate

For the years ended December 31	2016	2015	2014
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of federal benefit	2.2%	2.3%	2.5%
All other, net	(0.3)%	—%	0.2%
Effective tax rate	36.9%	37.3%	37.7%
Deferred Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax laws and rates that will be in effect when such differences are expected to reverse.
Significant Components of Our Net Deferred Income Taxes

At December 31 ($ in millions)	2016	2015
Assets
Allowance for loan losses	$1,662	$1,329
Reward programs	121	106
Compensation and employee benefits	154	135
Net operating losses	7	12
Other assets	37	38
Total deferred income tax assets before valuation allowance	1,981	1,620
Valuation allowance	(5)	(9)
Total deferred income tax assets	$1,976	$1,611

Liabilities
Original issue discount(a)	$(989)	$(332)
Goodwill and identifiable intangibles	(222)	(246)
Other liabilities	(132)	(18)
Total deferred income tax liabilities	(1,343)	(596)
Net deferred income tax assets	$633	$1,015

_______________________

(a)
Balance at December 31, 2016 includes the impact of certain tax accounting method changes filed with the Internal Reveue Service ("IRS") in 2016, and the balance at December 31, 2015 includes the deferred tax impact of an unrecognized tax benefit of $200 million.

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
Under the TSSA, we generally are responsible for all taxes attributable to us or our operations for taxable periods following December 31, 2013. To the extent we filed tax returns on a consolidated basis with GE, we are required to make tax sharing payments to GE in amounts equal to our separate company tax liability. Our separate company tax liability is generally equal to the amount of tax we would have paid had we been filing tax returns separately from GE, subject to certain adjustments, whether or not GE is actually required to pay such amounts to the taxing authorities. For taxable periods prior to January 1, 2014, GE is responsible for all income taxes imposed by the United States, Canada and Puerto Rico. Liabilities related to taxable periods prior to January 1, 2014 were settled with GE during the year ended December 31, 2014. We are responsible for all other taxes attributable to our business. Where required for certain tax items, we have retained the liability and recorded an indemnity receivable from GE in our Consolidated Statement of Financial Position.
Unrecognized Tax Benefits

Reconciliation of Unrecognized Tax Benefits

($ in millions)	2016	2015
Balance at January 1	$327	$102
Additions:
Tax positions of the current year(a)	21	236
Tax positions of prior years	16	6
Reductions:
Prior year tax positions(a)	(208)	(8)
Settlements with tax authorities	—	(1)
Expiration of the statute of limitation	(6)	(8)
Balance at December 31	$150	$327
Portion of balance that, if recognized, would impact the effective income tax rate	$99	$79
_______________________

(a)	Included in the prior year tax positions for the year ended December 31, 2016 is a reversal of an unrecognized tax benefit of $207 million related to temporary items that had been recorded in 2015.
We compute our unrecognized tax benefits on a separate return basis. For unrecognized tax benefits associated with periods prior to 2014, we will settle our liabilities, as required, in accordance with the TSSA. The amount of unrecognized tax benefits that may be resolved in the next twelve months is not expected to be material to our results of operations.
Additionally, there are unrecognized tax benefits of $30 million and $22 million for the years ended December 31, 2016 and 2015, respectively, that are included in the tabular reconciliation above but recorded in the Consolidated Statement of Financial Position as a reduction of the related deferred tax asset for net operating losses.
Interest expense and penalties related to income tax liabilities recognized in our Consolidated and Combined Statements of Earnings were not material for all periods presented.

For periods prior to Separation, we are under continuous examination by the IRS and the tax authorities of various states as part of their audit of GE’s tax returns. The IRS is currently auditing GE's consolidated U.S. income tax returns for 2012 and 2013. We are under examination in various states going back to 2008 as part of their audit of GE’s tax returns. We are not currently under audit with respect to any post-Separation periods. We believe that there are no issues or claims that are likely to significantly impact our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties that could result from such examinations.
NOTE 15.    RELATED PARTY TRANSACTIONS
Following the Separation, GE no longer owns any of our outstanding common stock and is no longer a related party to us, and we no longer consider our transactions with GE and GECC as related party transactions. The following table sets forth the direct costs, indirect costs and interest expenses related to services and funding provided by GE for only the periods presented prior to the Separation, as indicated.

($ in millions)	Years ended December 31,
	2015(c)	2014
Direct costs(a)	$261	$294
Indirect costs(a)	—	134
Interest expense(b)	4	113
Total expenses for services and funding provided by GECC	$265	$541
_______________________

(a)
Direct and indirect costs are included in the other expense line items in our Consolidated and Combined Statements of Earnings. Represents various operating costs including employee benefits, information technology, telecommunications, corporate overhead and other.

(b)	Represents costs related to funding previously provided to us by GECC. Included in interest expense in our Consolidated and Combined Statements of Earnings.

(c)	Represents expenses incurred through November 17, 2015, the date of Separation.
NOTE 16.     PARENT COMPANY FINANCIAL INFORMATION
The following parent company financial statements for Synchrony Financial are provided in accordance with SEC rules, which requires such disclosure when restricted net assets of consolidated subsidiaries exceed 25% of consolidated net assets. At December 31, 2016, restricted net assets of our subsidiaries were approximately $10.5 billion.

Condensed Statements of Earnings

For the years ended December 31 ($ in millions)	2016	2015	2014
Interest income:
Interest income from subsidiaries	$65	$52	$85
Interest on investment securities	13	7	1
Total interest income	78	59	86
Interest expense:
Interest on third-party debt	277	309	124
Interest on related party debt	—	4	109
Total interest expense	277	313	233
Net interest income	(199)	(254)	(147)
Dividends from bank subsidiaries	320	708	885
Dividends from nonbank subsidiaries	2,290	—	1,206
Other income	90	45	6
Other expense(a)	141	74	417
Earnings before benefit from income taxes	2,360	425	1,533
Benefit from income taxes	77	95	215
Equity in undistributed net earnings of subsidiaries	(186)	1,694	361
Net earnings	$2,251	$2,214	$2,109

Comprehensive income	$2,239	$2,183	$2,112
_____________

(a)	Other expense for the year ended December 31, 2014, primarily included various intercompany charges that were eliminated in consolidation.
Condensed Statements of Financial Position

At December 31 ($ in millions)	2016	2015
Assets
Cash and equivalents	$2,474	$5,301
Investment securities	2,205	2,014
Investments in and amounts due from subsidiaries(a)	17,809	16,329
Goodwill	17	17
Other assets	192	283
Total assets	$22,697	$23,944

Liabilities and Equity
Amounts due to subsidiaries	$272	$211
Bank term loan	—	4,133
Senior unsecured notes	7,759	6,557
Accrued expenses and other liabilities	470	439
Total liabilities	8,501	11,340
Equity:
Total equity	14,196	12,604
Total liabilities and equity	$22,697	$23,944
_____________

(a)	Includes investments in and amounts due from bank subsidiaries of $11.0 billion and $9.4 billion at December 31, 2016 and 2015, respectively.

Condensed Statements of Cash Flows

For the years ended December 31 ($ in millions)	2016	2015	2014
Cash flows - operating activities
Net earnings	$2,251	$2,214	$2,109
Adjustments to reconcile net earnings to cash provided from operating activities
Deferred income taxes	9	19	(36)
(Increase) decrease in other assets	95	(133)	47
Increase (decrease) in accrued expenses and other liabilities	34	(257)	489
Equity in undistributed net earnings of subsidiaries	186	(1,694)	(361)
All other operating activities	72	181	(223)
Cash from operating activities	2,647	330	2,025

Cash flows - investing activities
Net (increase) decrease in investments in and amounts due from subsidiaries	(1,641)	1,928	(1,030)
Maturity and redemption of investment securities	1,249	3,480	—
Purchases of investment securities	(1,452)	(4,246)	(1,256)
All other investing activities	(3)	(6)	(2)
Cash (used for) from investing activities	(1,847)	1,156	(2,288)

Cash flows - financing activities
Third-party debt
Proceeds from issuance of third-party debt	1,193	2,978	12,276
Maturities and repayment of third-party debt	(4,151)	(4,094)	(505)
Related party debt
Proceeds from issuance of related party debt	—	—	1,615
Maturities and repayment of related party debt	—	(655)	(9,820)
Proceeds from initial public offering	—	—	2,842
Net transfers to Parent	—	—	(603)
Dividends paid on common stock	(214)	—	—
Purchases of treasury stock	(476)	—	—
Increase (decrease) in amounts due to subsidiaries	21	(56)	98
All other financing activities	—	(1)	3
Cash (used for) from financing activities	(3,627)	(1,828)	5,906

Increase (decrease) in cash and equivalents	(2,827)	(342)	5,643
Cash and equivalents at beginning of year	5,301	5,643	—
Cash and equivalents at end of year	$2,474	$5,301	$5,643
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
Regulatory Matters
On October 30, 2014, the United States Trustee, which is part of the Department of Justice, filed an application in In re Nyree Belton, a Chapter 7 bankruptcy case pending in the U.S. Bankruptcy Court for the Southern District of New York for orders authorizing discovery of the Bank pursuant to Rule 2004 of the Federal Rules of Bankruptcy Procedure, related to an investigation of the Bank’s credit reporting. The discovery, which is ongoing, concerns allegations made in Belton et al. v. GE Capital Consumer Lending, a putative class action adversary proceeding pending in the same Bankruptcy Court. In the Belton adversary proceeding, which was filed on April 30, 2014, plaintiff alleges that the Bank violates the discharge injunction under Section 524(a)(2) of the Bankruptcy Code by attempting to collect discharged debts and by failing to update and correct credit information to credit reporting agencies to show that such debts are no longer due and owing because they have been discharged in bankruptcy. Plaintiff seeks declaratory judgment, injunctive relief and an unspecified amount of damages. On December 15, 2014, the Bankruptcy Court entered an order staying the adversary proceeding pending an appeal to the District Court of the Bankruptcy Court’s order denying the Bank’s motion to compel arbitration. On October 14, 2015, the District Court reversed the Bankruptcy Court and on November 4, 2015, the Bankruptcy Court granted the Bank’s motion to compel arbitration.
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

Other Matters
The Bank or the Company is or has been defending a number of putative class actions alleging claims under the federal Telephone Consumer Protection Act (“TCPA”) as a result of phone calls made by the Bank. The complaints generally have alleged that the Bank or the Company placed calls to consumers by an automated telephone dialing system or using a pre-recorded message or automated voice without their consent and seek up to $1,500 for each violation, without specifying an aggregate amount. Campbell et al. v. Gap Inc., for which the Bank is indemnifying the defendant, was filed on January 25, 2017 in the U.S. District Court for the Northern District of New York. Campbell et al. v. J.C. Penney Company, Inc.; and J.C. Penney Corporation, Inc., for which the Bank is indemnifying the defendants, was filed on January 25, 2017 in the U.S. District Court for the Northern District of New York. Neal et al. v. Wal-Mart Stores, Inc., for which the Bank is indemnifying the defendant, was filed on January 17, 2017 in the U.S. District Court for the Western District of North Carolina. Abdeljalil et al. v. GE Capital Retail Bank, which was filed on August 22, 2012 in the U.S. District Court for the Southern District of California, was dismissed on December 22, 2016 after receiving the court’s final approval of an agreement to settle the case on a class basis. Pursuant to the agreement, a related case (Hofer et al. v. Synchrony Bank, which was filed on November 4, 2014 in the U.S. District Court for the Eastern District of Missouri), was dismissed on February 11, 2016. In addition to the Campbell, Campbell, Neal, Abdeljalil and Hofer matters discussed above, the Bank has resolved ten other putative class actions that made similar claims under the TCPA on an individual basis with the class representative. Travaglio et al. v. GE Capital Retail Bank and Allied Interstate LLC was filed on January 17, 2014 in the U.S. District Court for the Middle District of Florida and dismissed on October 9, 2014. Fitzhenry v. Lowe’s Companies Inc. and GE Capital Retail Bank was filed on May 29, 2014 in the U.S. District Court for the District of South Carolina and dismissed on October 20, 2014. Cowan v. GE Capital Retail Bank was filed on May 14, 2014 in the U.S. District Court for the District of Connecticut and dismissed on July 8, 2015. Pittman et al. v. GE Capital d/b/a GE Capital Retail Bank was filed on July 29, 2014 in the U.S. District Court for the Northern District of Alabama and dismissed on August 20, 2015. Dubanoski et al. v. Wal-Mart Stores, Inc., for which the Bank indemnified the defendant, was filed on February 27, 2015 in the United States District Court for the Northern District of Illinois and dismissed on September 1, 2015. Mintz et al v. Synchrony Bank was filed on December 28, 2015 in the U.S. District Court for the Eastern District of New York and dismissed on May 11, 2016. Deutsche et al. v. Synchrony Bank et al. was filed on March 27, 2016 in the U.S. District Court for the District of New Jersey and dismissed on June 27, 2016. Ciotti et al. v. Synchrony Financial et al. was filed on April 27, 2016 in the U.S. District Court for the Southern District of California and dismissed on June 2, 2016. Johnson et al. v. Wal-Mart Stores, Inc. and Synchrony Financial was filed on April 22, 2016 in the U.S. District Court for the Eastern District of California and dismissed on September 8, 2016. Anand v. Synchrony Bank and Synchrony Financial was filed on June 22, 2016 in the United States District Court for the Northern District of Illinois and dismissed on September 15, 2016.
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

NOTE 18.    SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarterly Periods Ended
($ in millions)	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Interest income	$3,947	$3,796	$3,515	$3,520	$3,509	$3,392	$3,177	$3,150
Interest expense	319	315	303	311	301	289	270	275
Net interest income	3,628	3,481	3,212	3,209	3,208	3,103	2,907	2,875
Earnings before provision for income taxes	908	963	771	928	868	919	861	883
Provision for income taxes	332	359	282	346	321	345	320	331
Net earnings	$576	$604	$489	$582	$547	$574	$541	$552
Earnings per share
Basic	$0.70	$0.73	$0.59	$0.70	$0.66	$0.69	$0.65	$0.66
Diluted	$0.70	$0.73	$0.58	$0.70	$0.65	$0.69	$0.65	$0.66

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
____________________________________________________________________________________________

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), and based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.
Changes in Internal Control Over Financial Reporting
____________________________________________________________________________________________

No change in internal control over financial reporting occurred during the fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Report on Management's Assessment of Internal Control Over Financial Reporting
____________________________________________________________________________________________

The management of Synchrony Financial (“the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined by Exchange Act Rules 13a-15 and 15d-15. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are made only in accordance with authorizations of the Company's management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements.
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
The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 and has concluded that such internal control over financial reporting is effective. There are no material weaknesses in the Company’s internal control over financial reporting that have been identified by the Company’s management.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated and combined financial statements of the Company for the year ended December 31, 2016 and has also issued an audit report, which is included in Part II, "Item 8. Financial Statements and Supplementary Data” of this Form 10-K Report, on internal control over financial reporting as of December 31, 2016 under Auditing Standard No. 5 of the Public Company Accounting Oversight Board (“PCAOB”).

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference to “Management,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Governance Principles,” “Code of Conduct” and “Committees of the Board of Directors” in our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be held on May 18, 2017, which will be filed within 120 days of the end of our fiscal year ended December 31, 2016 (the “2017 Proxy Statement”).
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference to “Compensation Discussion and Analysis,” “2016 Executive Compensation,” “Management Development and Compensation Committee Report” and “Management Development and Compensation Committee Interlocks and Insider Participation” in the 2017 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to “Beneficial Ownership” and “Equity Compensation Plan Information” in the 2017 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to “Related Person Transactions,” “Election of Directors” and “Committees of the Board of Directors” in the 2017 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference to “Independent Auditor” in the 2017 Proxy Statement.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this Form 10-K:

1. Consolidated and Combined Financial Statements
The consolidated and combined financial statements required to be filed in this annual report on Form 10-K are listed below and appear herein on the pages indicated.

2. Financial Statement Schedules
Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the consolidated and combined financial statements.
3. Exhibits
See the Exhibit Index following the signature pages for a list of the exhibits being filed or furnished with or incorporated by reference into this annual report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY
None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2016, to be signed on its behalf by the undersigned, and in the capacity indicated, thereunto duly authorized in the City of Stamford and State of Connecticut on the 23rd day of February 2017.

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

Signature	Title	Date

/s/ Margaret M. Keane	Principal Executive Officer Director	February 23, 2017
Margaret M. Keane Director, President and Chief Executive Officer

/s/ Brian D. Doubles	Principal Financial Officer	February 23, 2017
Brian D. Doubles Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

/s/ David P. Melito	Principal Accounting Officer	February 23, 2017
David P. Melito Senior Vice President and Controller

/s/ Paget L. Alves	Director	February 23, 2017
Paget L. Alves

/s/ Arthur W. Coviello, Jr.	Director	February 23, 2017
Arthur W. Coviello, Jr.

/s/ William W. Graylin	Director	February 23, 2017
William W. Graylin

/s/ Roy A. Guthrie	Director	February 23, 2017
Roy A. Guthrie

/s/ Richard C. Hartnack	Director	February 23, 2017
Richard C. Hartnack

/s/ Jeffrey G. Naylor	Director	February 23, 2017
Jeffrey G. Naylor

/s/ Laurel J. Richie	Director	February 23, 2017
Laurel J. Richie

/s/ Olympia J. Snowe	Director	February 23, 2017
Olympia J. Snowe

EXHIBIT INDEX

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Synchrony Financial (incorporated by reference to Exhibit 3.2 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 333-194528))

3.2	Amended and Restated Bylaws of Synchrony Financial (incorporated by reference to Exhibit 3.1 of Form 8-K filed by Synchrony Financial on November 1, 2016)
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
10.1
Master Agreement, dated as of July 30, 2014, among General Electric Capital Corporation, Synchrony Financial, and, solely for purposes of certain sections and articles set forth therein, General Electric Company (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.2
Transitional Services Agreement, dated August 5, 2014, by and among General Electric Capital Corporation, Synchrony Financial and Retail Finance International Holdings, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed by Synchrony Financial on August 11, 2014)

10.3
Registration Rights Agreement, dated as of August 5, 2014, by and between Synchrony Financial and General Electric Capital Corporation (incorporated by reference to Exhibit 10.2 of Form 8-K filed by Synchrony Financial on August 11, 2014)

10.4
Tax Sharing and Separation Agreement, dated as of August 5, 2014, by and between General Electric Company and Synchrony Financial (incorporated by reference to Exhibit 10.3 of Form 8-K filed by Synchrony Financial on August 11, 2014)

10.5
Employee Matters Agreement, dated as of August 5, 2014, by and among General Electric Company, General Electric Capital Corporation and Synchrony Financial (incorporated by reference to Exhibit 10.4 of Form 8-K filed by Synchrony Financial on August 11, 2014)

10.6
Transitional Trademark License Agreement, dated as of August 5, 2014, by and between GE Capital Registry, Inc. and Synchrony Financial (incorporated by reference to Exhibit 10.5 of Form 8-K filed by Synchrony Financial on August 11, 2014)

10.7
Intellectual Property Cross License Agreement, dated as of August 5, 2014, by and between General Electric Company and General Electric Capital Corporation, on the one hand, and Synchrony Financial, on the other hand (incorporated by reference to Exhibit 10.6 of Form 8-K filed by Synchrony Financial on August 11, 2014)

10.8
Credit Agreement, dated as of July 30, 2014, among Synchrony Financial, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other Lenders party thereto (incorporated by reference to Exhibit 1.1 of Amendment No. 8 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.9
Credit Agreement, dated as of July 30, 2014, among Synchrony Financial, as borrower, General Electric Capital Corporation, as administrative agent, and the other Lenders party thereto (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.10
Amendment No. 1 to Credit Agreement, dated October 1, 2014, by and among Synchrony Financial and General Electric Capital Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Synchrony Financial on October 6, 2014)

10.11
Amendment No. 1 to Credit Agreement, dated October 1, 2014, by and among Synchrony Financial, the Lenders party thereto and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to Form 8-K filed by Synchrony Financial on October 6, 2014)

10.12
Form of Synchrony 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.13
Form of agreement for awards under Synchrony 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.14
Form of agreement for awards of Performance Share Units under Synchrony 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed by Synchrony Financial on April 28, 2016)

10.15
Form of Transaction Award Agreement, by and between GE Capital Retail Bank/GE Capital Retail Finance, Inc. and each of Margaret M. Keane, Brian D. Doubles, Jonathan S. Mothner, Thomas M. Quindlen and Glenn P. Marino (incorporated by reference to Exhibit 10.12 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.16
Operating Agreement, dated as of January 11, 2013, between GE Capital Retail Bank and the Office of the Comptroller of the Currency (incorporated by reference to Exhibit 10.13 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.17
Capital Assurance and Liquidity Maintenance Agreement, dated as of January 11, 2013, among GE Capital Retail Bank, General Electric Capital Corporation and GE Consumer Finance, Inc. (incorporated by reference to Exhibit 10.14 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.18
Master Indenture, dated as of September 25, 2003, between Synchrony Credit Card Master Note Trust (formerly known as GE Capital Credit Card Master Note Trust), as Issuer and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.19
Omnibus Amendment No. 1 to Securitization Documents, dated as of February 9, 2004, among RFS Holding, L.L.C., RFS Funding Trust, GE Capital Retail Bank (formerly known as Monogram Credit Card Bank of Georgia), Synchrony Credit Card Master Note Trust, Deutsche Bank Trust Company Delaware, as Trustee of RFS Funding Trust, RFS Holding, Inc. and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.16 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.20
Second Amendment to Master Indenture, dated as of June 17, 2004, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on July 2, 2004)

10.21
Third Amendment to Master Indenture, dated as of August 31, 2006, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on September 5, 2006)

10.22
Fourth Amendment to Master Indenture, dated as of June 28, 2007, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

10.23
Fifth Amendment to Master Indenture, dated as of May 22, 2008, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

10.24
Sixth Amendment to Master Indenture, dated as of August 7, 2009, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on August 7, 2009)

10.25
Seventh Amendment to Master Indenture, dated as of January 21, 2014, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on January 21, 2014)

10.26
Eighth Amendment to Master Indenture and Omnibus Supplement to Specified Indenture Supplements, dated as of March 11, 2014, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 14, 2014)

10.27
Ninth Amendment to Master Indenture, dated as of November 24, 2015, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 25, 2015)

10.28
Ninth Amendment to Master Indenture, dated as of November 24, 2015, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 25, 2015)

10.29
Form of Indenture Supplement, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.8 of Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 16, 2012 (333-181466))

10.30
Form of Indenture Supplement, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.12 of Form SF-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on February 19, 2016 (333-206176))

10.31
Form of VFN Indenture Supplement, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.24 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.32
Form of Loan Agreement (VFN Series, Class A), among Synchrony Credit Card Master Note Trust, the Lenders party thereto from time to time, and the Managing Agents party thereto from time to time (incorporated by reference to Exhibit 10.25 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.33
Trust Agreement, dated as of September 25, 2003, between RFS Holding, L.L.C. and The Bank of New York (Delaware) (incorporated by reference to Exhibit 4.3 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.34
First Amendment to Trust Agreement, dated as of January 21, 2014, between RFS Holding, L.L.C. and BNY Mellon Trust of Delaware (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Master Note Trust and RFS Holding, L.L.C. on January 21, 2014)

10.35
Second Amendment to Trust Agreement, dated as of September 8, 2014, between RFS Holding, L.L.C. and BNY Mellon Trust of Delaware (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Master Note Trust and RFS Holding, L.L.C. on September 11, 2014)

10.36
Custody and Control Agreement, dated as of September 25, 2003 by and among Deutsche Bank Trust Company of Americas, in its capacity as Custodian and in its capacity as Indenture Trustee, and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.8 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.37
Receivables Sale Agreement, dated as of June 27, 2003, between GE Capital Retail Bank (formerly known as Monogram Credit Card Bank of Georgia) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.9 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.38
RSA Assumption Agreement and Second Amendment to Receivables Sale Agreement, dated as of February 7, 2005, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on February 11, 2005)

10.39
Third Amendment to Receivables Sale Agreement, dated as of December 21, 2006, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 21, 2006)

10.40
Fourth Amendment to Receivables Sale Agreement, dated as of May 21, 2008, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

10.41
Designation of Removed Accounts and Fifth Amendment to Receivables Sale Agreement, dated as of December 29, 2008, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 30, 2008)

10.42
Designation of Removed Accounts and Sixth Amendment to Receivables Sale Agreement, dated as of February 26, 2009, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on February 26, 2009)

10.43
Seventh Amendment to Receivables Sale Agreement, dated as of November 23, 2010, between GE Capital Retail Bank (formerly known as GE Money Bank), and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 24, 2010)

10.44
Eighth Amendment to Receivables Sale Agreement, dated as of March 20, 2012, among GE Capital Retail Bank, RFS Holding, Inc., PLT Holding, L.L.C. and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 21, 2012)

10.45
Ninth Amendment to Receivables Sale Agreement, dated as of March 11, 2014, among GE Capital Retail Bank, RFS Holding, Inc., PLT Holding, L.L.C. and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 14, 2014)

10.46
Designation of Removed Accounts and Tenth Amendment to Receivables Sale Agreement, dated as of November 7, 2014, among Synchrony Bank (formerly known as GE Capital Retail Bank), RFS Holding Inc., PLT Holding, L.L.C. and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 14, 2014)

10.47
Eleventh Amendment to Receivables Sale Agreement, dated as of March 3, 2016 among Synchrony Bank (formerly known as GE Capital Retail Bank), RFS Holding Inc., PLT Holding, L.L.C. and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 7, 2016)

10.48
Transfer Agreement, dated as of September 25, 2003, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.12 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.49
Second Amendment to Transfer Agreement, dated as of June 17, 2004, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on July 2, 2004)

10.50
Third Amendment to Transfer Agreement, dated as of November 21, 2004, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 24, 2004)

10.51
Fourth Amendment to Transfer Agreement, dated as of August 31, 2006, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on September 5, 2006)

10.52
Fifth Amendment to Transfer Agreement, dated as of December 21, 2006, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 21, 2006)

10.53
Sixth Amendment to Transfer Agreement, dated as of May 21, 2008, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

10.54
Reassignment of Receivables in Removed Accounts and Seventh Amendment to Transfer Agreement, dated as of December 29, 2008, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 30, 2008)

10.55
Reassignment No. 4 of Receivables in Removed Accounts and Eighth Amendment to Transfer Agreement, dated as of February 26, 2009, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on February 26, 2009)

10.56
Ninth Amendment to Transfer Agreement, dated as of March 31, 2010, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 31, 2010)

10.57
Tenth Amendment to Transfer Agreement, dated as of March 20, 2012, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 21, 2012)

10.58
Eleventh Amendment to Transfer Agreement, dated as of March 3, 2016, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 7, 2016)

10.59
Servicing Agreement, dated as of June 27, 2003, by and among RFS Funding Trust Synchrony Credit Card Master Note Trust and General Electric Capital Corporation, successor to GE Capital Retail Bank (formerly known as Monogram Credit Card Bank of Georgia) (incorporated by reference to Exhibit 4.13 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.60
Servicing Assumption Agreement, dated as of February 7, 2005, by GE Capital Retail Bank (formerly known as GE Money Bank) (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on February 11, 2005)

10.61
First Amendment to Servicing Agreement, dated as of May 22, 2006, between Synchrony Credit Card Master Note Trust and GE Capital Retail Bank (formerly known as GE Money Bank) (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 25, 2006)

10.62
Second Amendment to Servicing Agreement, dated as of June 28, 2007, between Synchrony Credit Card Master Note Trust and GE Capital Retail Bank (formerly known as GE Money Bank) (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on June 28, 2007)

10.63
Instrument of Resignation, Appointment and Acceptance and Third Amendment to Servicing Agreement, dated as of May 22, 2008, by and among Synchrony Credit Card Master Note Trust, GE Capital Retail Bank (formerly known as GE Money Bank) and General Electric Capital Corporation (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

10.64
Fourth Amendment to Servicing Agreement, dated as of July 16, 2014, between Synchrony Credit Card Master Note Trust and General Electric Capital Corporation (incorporated by reference to Exhibit 4.14 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on July 16, 2014)

10.65
Fifth Amendment to Servicing Agreement, dated as of November 24, 2015, between Synchrony Credit Card Master Note Trust and General Electric Capital Corporation (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 25, 2015)

10.66
Instrument of Resignation, Appointment and Acceptance, dated as of December 2, 2015, by and among Synchrony Credit Card Master Note Trust, General Electric Capital LLC and Synchrony Financial (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 4, 2015)

10.67
Servicer Performance Guaranty, dated as of December 2, 2015, between General Electric Capital LLC and Synchrony Financial (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 4, 2015)

10.68
Administration Agreement, dated as of September 25, 2003, among Synchrony Credit Card Master Note Trust, General Electric Capital Corporation, as Administrator, and The Bank of New York (Delaware), not in its individual capacity but solely as Trustee (incorporated by reference to Exhibit 4.14 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.69
Asset Representations Review Agreement, dated as of March 4, 2016, among Synchrony Bank, RFS Holding, L.L.C., Synchrony Credit Card Master Note Trust, Synchrony Financial and Clayton Fixed Income Services LLC (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 7, 2016)

10.70
First Amendment to Administration Agreement, dated as of May 4, 2009, between Synchrony Credit Card Master Note Trust and General Electric Capital Corporation (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 6, 2009)

10.71
Master Indenture, dated as of February 29, 2012, between GE Sales Finance Master Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.55 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.72
Supplement No. 1 to Master Indenture, dated as of September 19, 2012, between GE Sales Finance Master Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.56 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.73
Supplement No. 2 to Master Indenture, dated as of March 21, 2014, between GE Sales Finance Master Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.57 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.74
Form of Indenture Supplement, between GE Sales Finance Master Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.58 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.75
Form of Loan Agreement, among GE Sales Finance Master Trust, the Lenders party thereto from time to time, and the Lender Group Agents for the Lender Groups party thereto from time to time (incorporated by reference to Exhibit 10.59 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.76
Amended and Restated Trust Agreement of GE Sales Finance Master Trust, dated as of February 29, 2012, between GE Sales Finance Holding, L.L.C. and BNY Mellon Trust of Delaware (incorporated by reference to Exhibit 10.60 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.77
Amended and Restated Receivables Participation Agreement, dated as of February 29, 2012, between GE Capital Retail Bank and GEMB Lending Inc. (incorporated by reference to Exhibit 10.61 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.78
First Amendment to Amended and Restated Receivables Participation Agreement, dated as of August 17, 2012, between GE Capital Retail Bank and GEMB Lending Inc. (incorporated by reference to Exhibit 10.62 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.79
Second Amendment to Amended and Restated Receivables Participation Agreement, dated as of August 5, 2013, between GE Capital Retail Bank and GEMB Lending Inc. (incorporated by reference to Exhibit 10.63 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.80
Participation Interest Sale Agreement, dated as of February 29, 2012, between GEMB Lending Inc. and GE Sales Finance Holding, L.L.C. (incorporated by reference to Exhibit 10.64 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.81
First Amendment to Participation Interest Sale Agreement, dated as of September 19, 2012, between GEMB Lending Inc. and GE Sales Finance Holding, L.L.C. (incorporated by reference to Exhibit 10.65 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.82
Second Amendment to Participation Interest Sale Agreement, dated as of March 21, 2014, between GEMB Lending Inc. and GE Sales Finance Holding, L.L.C. (incorporated by reference to Exhibit 10.66 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.83
Transfer Agreement, dated as of February 29, 2012, between GE Sales Finance Holding, L.L.C. and GE Sales Finance Master Trust (incorporated by reference to Exhibit 10.67 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.84
First Amendment to Transfer Agreement, dated as of September 19, 2012, between GE Sales Finance Holding, L.L.C. and GE Sales Finance Master Trust (incorporated by reference to Exhibit 10.68 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.85†
Second Amendment to Transfer Agreement, dated as of March 21, 2014, between GE Sales Finance Holding, L.L.C. and GE Sales Finance Master Trust (incorporated by reference to Exhibit 10.69 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.86†
Servicing Agreement, dated as of February 29, 2012, between GE Capital Retail Bank and GE Sales Finance Master Trust (incorporated by reference to Exhibit 10.70 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.87
Administration Agreement, dated as of February 29, 2012, between GE Sales Finance Master Trust and GE Capital Retail Bank (incorporated by reference to Exhibit 10.71 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.88
First Amended and Restated Technology Sourcing Agreement, dated as of December 10, 1998, between Retailer Credit Services, Inc. and First Data Resources, Inc., as amended (incorporated by reference to Exhibit 10.72 of Amendment No. 4 to Form S-1 Registration Statement filed by Synchrony Financial on June 27, 2014 (No. 333-194528))

10.89
First Amended and Restated Production Services Agreement, dated as of December 1, 2009, by and between Retailer Credit Services, Inc. and First Data Resources, LLC, as amended (incorporated by reference to Exhibit 10.73 of Amendment No. 4 to Form S-1 Registration Statement filed by Synchrony Financial on June 27, 2014 (No. 333-194528))

10.90
Stock Contribution Agreement, dated as of April 1, 2013, between GE Capital Retail Finance Corporation and GE Consumer Finance, Inc. (incorporated by reference to Exhibit 10.74 of Amendment No. 3 to Form S-1 Registration Statement filed by Synchrony Financial on June 6, 2014 (No. 333-194528))

10.91
Stock Contribution Agreement, dated as of August 5, 2013, between GE Capital Retail Finance Corporation and General Electric Capital Corporation (incorporated by reference to Exhibit 10.75 of Amendment No. 3 to Form S-1 Registration Statement filed by Synchrony Financial on June 6, 2014 (No. 333-194528))

10.92
General Electric Company 2007 Long-Term Incentive Plan (as amended and restated April 25, 2012) (incorporated by reference to Exhibit 99.1 of the Registration Statement on Form S-8 filed by General Electric Company on May 4, 2012 (No. 333-181177))

10.93
Form of Agreement for Stock Option Grants to Executive Officers under the General Electric Company 2007 Long-term Incentive Plan, as amended January 1, 2009 (incorporated by reference to Exhibit 10(n) of the annual report on Form 10-K filed by General Electric Company on February 18, 2009)

10.94
Form of Agreement for Periodic Restricted Stock Unit Grants to Executive Officers under the General Electric Company 2007 Long-term Incentive Plan (incorporated by reference to Exhibit 10.4 of the current report on Form 8-K filed by General Electric Company on April 27, 2007)

10.95
Form of Agreement for Long Term Performance Award Grants to Executive Officers under the General Electric Company 2007 Long-term Incentive Plan (as amended and restated April 25, 2012) (incorporated by reference to Exhibit 10(a) of the quarterly report on Form 10-Q filed by General Electric Company on July 26, 2013)

10.96
General Electric Supplementary Pension Plan, as amended effective January 1, 2011 (incorporated by reference to Exhibit 10(g) of the annual report on Form 10-K filed by General Electric Company on February 25, 2011)

10.97	GE Excess Benefits Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10(k) to the annual report on Form 10-K filed by General Electric Company on February 18, 2009)
10.98
General Electric Leadership Life Insurance Program, effective January 1, 1994 (incorporated by reference to Exhibit 10(r) to the annual report on Form 10-K filed by General Electric Company on March 11, 1994)

10.99
General Electric Supplemental Life Insurance Program, as amended February 8, 1991 (incorporated by reference to Exhibit 10(i) to the annual report on Form 10-K filed by General Electric Company for the fiscal year ended December 31, 1990)

10.100
General Electric 2006 Executive Deferred Salary Plan, as amended January 1, 2009 (incorporated by reference to Exhibit 10(l) to the annual report on Form 10-K filed by General Electric Company on February 18, 2009)

10.101
Amendment to Nonqualified Deferred Compensation Plans, dated as of December 14, 2004 (incorporated by reference to Exhibit 10(w) to the annual report on Form 10-K filed by General Electric Company on March 1, 2005)

10.102
General Electric Financial Planning Program, as amended through September 1993 (incorporated by reference to Exhibit 10(h) to the annual report on Form 10-K filed by General Electric Company on March 11, 1994)

10.103
GE Capital Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.87 of Amendment No. 4 to Form S-1 Registration Statement filed by Synchrony Financial on June 27, 2014 (No. 333-194528))

10.104
Assumption Agreement, dated as of June 20, 2014, by and between General Electric Capital Corporation and Synchrony Financial (incorporated by reference to Exhibit 10.88 of Amendment No. 4 to Form S-1 Registration Statement filed by Synchrony Financial on June 27, 2014 (No. 333-194528))

10.105
Form of Indemnification Agreement for directors, executive officers and key employees (incorporated by reference to Exhibit 10.89 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.106
Sub-Servicing Agreement, dated as of July 30, 2014, between Synchrony Financial and General Electric Capital Corporation (incorporated by reference to Exhibit 10.90 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.107
Synchrony Financial Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.91 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 33-194528))

10.108
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

10.113
Revolving Credit Agreement, dated as of May 1996, between Monogram Credit Card Bank of Georgia and General Electric Capital Corporation (incorporated by reference to Exhibit 10.98 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 333-194528))

10.114
Amendment No. 1 to Revolving Credit Agreement, dated as of April 18, 2003, between Monogram Credit Card Bank of Georgia and General Electric Capital Corporation (incorporated by reference to Exhibit 10.99 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 333-194528))

10.115
Amendment to Revolving Credit Agreements, dated as of October 1, 2008, between GE Money Bank and General Electric Capital Corporation (incorporated by reference to Exhibit 10.100 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 333-194528))

10.116
Amendment to Revolving Credit Agreements, dated as of June 13, 2012, between GE Capital Retail Bank and General Electric Capital Corporation (incorporated by reference to Exhibit 10.101 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 333-194528))

10.117
Letter, dated as of March 20, 2013, from General Electric Capital Corporation to GE Capital Retail Bank relating to revolving credit agreements (incorporated by reference to Exhibit 10.102 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 333-194528))

10.118	Form of Synchrony Financial Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Synchrony Financial on September 22, 2014)
10.119	First Amendment to the Synchrony Financial Deferred Compensation Plan (incorporated by reference to Exhibit 10.109 to 2014 Annual Report on Form 10-K filed by Synchrony Financial on February 23, 2015)
10.120	Form of Restricted Stock Unit and Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.2 to Form 8-K filed by Synchrony Financial on September 22, 2014)
10.121	Form of Synchrony Financial Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Synchrony Financial on December 12, 2014)
10.122	Form of Synchrony Financial Restoration Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Synchrony Financial on May 27, 2015)
10.123	Synchrony Financial Executive Severance Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed by Synchrony Financial on May 27, 2015)
10.124	First Amendment to the Synchrony Financial Restoration Plan (incorporated by reference to Exhibit 10.118 to 2015 Annual Report on Form 10-K filed by Synchrony Financial on February 25, 2016)
10.125	Second Amendment to the Synchrony Financial Restoration Plan (incorporated by reference to Exhibit 10.119 to 2015 Annual Report on Form 10-K filed by Synchrony Financial on February 25, 2016)
10.126	Form of Synchrony Financial Change in Control Severance Plan (incorporated by reference to Exhibit 10.3 to Form 8-K filed by Synchrony Financial on May 27, 2015)
10.127
Services Agreement, dated as of September 15, 2015, between Retail Finance Servicing, LLC and First Data Resources, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Synchrony Financial on September 15, 2015)†

10.128
Letter, dated as of October 19, 2015, delivered by General Electric Capital Corporation and acknowledged and agreed to by General Electric Company and Synchrony Financial(incorporated by reference to Exhibit 10.116 of Form S-4 Registration Statement filed by Synchrony Financial on October 16, 2015 (No. 333-207479))

12.1*	Statement of Ratio of Earnings to Fixed Charges
21.1*	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to 2014 Annual Report on Form 10-K filed by Synchrony Financial on February 23, 2015)
23.1*	Consent of KPMG LLP
24.1*	Powers of Attorney (included on the signature page)
31(a)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended
31(b)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended
32*	Certification Pursuant to 18 U.S.C. Section 1350
101
The following materials from Synchrony Financial’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated and Combined Statements of Earnings for the years ended December 31, 2016, 2015 and 2014, (ii) Consolidated and Combined Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Financial Position at December 31, 2016 and 2015, (iv) Consolidated and Combined Statements of Changes in Equity for the years ended December 31, 2016, 2015 and 2014, (v) Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (vi) Notes to Consolidated and Combined Financial Statements

______________________

*	Filed electronically herewith.

†	Confidential treatment granted to certain portions, which portions have been provided separately to the Securities and Exchange Commission.