Form 10-Q
period 2017-03-31
Synchrony Financial
filed 2017-05-01
CIK 1601712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 24, 2017 was 811,013,257.

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

•	the “Board of Directors” are to Synchrony's board of directors;

•	“FICO” score are to a credit score developed by Fair Isaac & Co., which is widely used as a means of evaluating the likelihood that credit users will pay their obligations; and

•	“EMV” are to new security technology that utilizes embedded security chips in our credit cards.
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
For a description of certain other terms we use, including “active account” and “purchase volume,” see the notes to “Item 7. Management’s Discussion and Analysis—Other Financial and Statistical Data” in our Annual Report on Form 10-K for the year ended December 31, 2016 (our “2016 Form 10-K”). There is no standard industry definition for many of these terms, and other companies may define them differently than we do.

“Synchrony” and its logos and other trademarks referred to in this report, including CareCredit®, Quickscreen®, Dual Card™ and eQuickscreen™ belong to us. Solely for convenience, we refer to our trademarks in this report without the ™ and ® symbols, but such references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights to our trademarks. Other service marks, trademarks and trade names referred to in this report are the property of their respective owners.
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
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this report and in our public filings, including under the heading “Risk Factors” in our 2016 Form 10-K. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties, or potentially inaccurate assumptions that could cause our current expectations or beliefs to change. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by the federal securities laws.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report and in our 2016 Form 10-K. The discussion below contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations. See “Cautionary Note Regarding Forward-Looking Statements.”
Introduction and Business Overview
____________________________________________________________________________________________
We are one of the premier consumer financial services companies in the United States. We provide a range of credit products through programs we have established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” For the three months ended March 31, 2017, we financed $28.9 billion of purchase volume and had 69.6 million average active accounts, and at March 31, 2017, we had $73.4 billion of loan receivables. For the three months ended March 31, 2017, we had net earnings of $499 million, representing a return on assets of 2.3%.
We offer our credit products primarily through our wholly-owned subsidiary, Synchrony Bank (the "Bank"). In addition through the Bank, we offer, directly to retail and commercial customers, a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”), including certificates of deposit, individual retirement accounts (“IRAs”), money market accounts and savings accounts. We also take deposits at the Bank through third-party securities brokerage firms that offer our FDIC-insured deposit products to their customers. We have significantly expanded our online direct banking operations in recent years and our deposit base serves as a source of stable and diversified low cost funding for our credit activities. At March 31, 2017, we had $51.6 billion in deposits, which represented 72% of our total funding sources.
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

Retail Card
Retail Card is a leading provider of private label credit cards, and also provides Dual Cards, general purpose co-branded credit cards and small- and medium-sized business credit products. We offer one or more of these products primarily through 27 national and regional retailers with which we have ongoing program agreements. The average length of our relationship with these Retail Card partners is 19 years. Retail Card’s revenue consists of interest and fees on our loan receivables. Other income primarily consists of interchange fees earned when our Dual Card or general purpose co-branded credit cards are used outside of our partners' sales channels and fees paid to us by customers who purchase our debt cancellation products, less loyalty program payments. In addition, the Retail Card sales platform includes the majority of our retailer share arrangements, which generally provide for payment to our partner if the economic performance of the program exceeds a contractually-defined threshold. Substantially all of the credit extended in this platform is on standard terms.
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
CareCredit
CareCredit is a leading provider of promotional financing to consumers for health and personal care procedures, products or services. We have a network of CareCredit providers and health-focused retailers, the vast majority of which are individual or small groups of independent healthcare providers, through which we offer a CareCredit branded private label credit card. Substantially all of the credit extended in this platform is promotional financing. CareCredit’s revenue primarily consists of interest and fees on our loan receivables, including merchant discounts.

Our Credit Products
____________________________________________________________________________________________
Through our platforms, we offer three principal types of credit products: credit cards, commercial credit products and consumer installment loans. We also offer a debt cancellation product.
The following table sets forth each credit product by type and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at March 31, 2017.

		Promotional Offer
Credit Product	Standard Terms Only	Deferred Interest	Other Promotional	Total
Credit cards	66.7%	16.3%	13.2%	96.2%
Commercial credit products	1.8	—	—	1.8
Consumer installment loans	—	—	1.9	1.9
Other	0.1	—	—	0.1
Total	68.6%	16.3%	15.1%	100.0%
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

•
Dual Cards and General Purpose Co-Brand Cards. Our patented Dual Cards are credit cards that function as private label credit cards when used to purchase goods and services from our partners and as general purpose credit cards when used elsewhere. We also offer general purpose co-branded credit cards that do not function as private label cards. Credit extended under our Dual Cards and general purpose co-branded credit cards typically is extended under standard terms only. Currently, only our Retail Card platform offers Dual Cards and general purpose co-branded credit cards. At March 31, 2017, we offered these credit cards through 19 of our 27 ongoing Retail Card programs, of which the majority are Dual Cards.

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

Business Trends and Conditions
____________________________________________________________________________________________
We believe our business and results of operations will be impacted in the future by various trends and conditions. For a discussion of these trends and conditions, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Trends and Conditions” in our 2016 Form 10-K. For a discussion of how these trends and conditions impacted the three months ended March 31, 2017, see “—Results of Operations.”
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
The seasonal trends discussed above are most evident between the fourth quarter and the first quarter of the following year. Loan receivables decreased by $3.0 billion, or 3.9%, to $73.4 billion at March 31, 2017 compared to December 31, 2016, and our allowance for loan losses as a percentage of total loan receivables increased to 6.37% at March 31, 2017, from 5.69% at December 31, 2016, primarily reflecting the effects of these trends. Past due balances declined to $3.1 billion at March 31, 2017 from $3.3 billion at December 31, 2016, primarily due to collections from customers that were previously delinquent. The increase in the allowance for loan losses as a percentage of loan receivables at March 31, 2017 compared to December 31, 2016, despite a decrease in our past due balances, primarily reflects these same seasonal trends.

Results of Operations
____________________________________________________________________________________________
Highlights for the three months ended March 31, 2017
Below are highlights of our performance for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, as applicable, except as otherwise noted.

•
Net earnings decreased 14.3% to $499 million for the three months ended March 31, 2017, driven by increases in provision for loan losses and other expense, partially offset by higher net interest income.

•	Loan receivables increased 11.4% to $73,350 million at March 31, 2017 compared to March 31, 2016, primarily driven by higher purchase volume and average active account growth.

•	Net interest income increased 11.8% to $3,587 million for the three months ended March 31, 2017, primarily due to higher average loan receivables.

•
Retailer share arrangements increased 2.1% to $684 million for the three months ended March 31, 2017, primarily as a result of growth and improved performance of the programs in which we have retailer share arrangements, partially offset by higher provision for loan losses and loyalty costs associated with these programs.

•
Over-30 day loan delinquencies as a percentage of period-end loan receivables increased 40 basis points to 4.25% at March 31, 2017, and net charge-off rate increased 59 basis points to 5.33% for the three months ended March 31, 2017.

•
Provision for loan losses increased by $403 million, or 44.6%, for the three months ended March 31, 2017, due to a higher loan loss reserve and loan receivables growth. Our allowance coverage ratio (allowance for loan losses as a percent of end of period loan receivables) increased to 6.37% at March 31, 2017, as compared to 5.50% at March 31, 2016.

•	Other expense increased by $108 million, or 13.5%, for the three months ended March 31, 2017, primarily driven by business growth, as well as higher operational losses.

•
We continue to invest in our direct banking activities to grow our deposit base. Total deposits increased 0.9% to $51.6 billion at March 31, 2017, compared to December 31, 2016, driven primarily by growth in our direct deposits of 4.0% to $39.4 billion, partially offset by a reduction in our brokered deposits.

•	During the three months ended March 31, 2017, we repurchased $238 million of our outstanding common stock, and declared and paid cash dividends of $0.13 per share, or $105 million.

•	On March 20, 2017, we announced our acquisition of GPShopper, a developer of mobile applications that offers retailers and brands a full suite of commerce, engagement and analytical tools.
New and Extended Partner Agreements

•	We extended our Retail Card program agreements with Belk and QVC and launched our new program with Cathay Pacific.

•	We launched our Synchrony Car Care program in our Payment Solutions sales platform and extended our program agreement with Midas.

•	In our CareCredit sales platform, we acquired the Citi Health Card portfolio.

Summary Earnings
The following table sets forth our results of operations for the periods indicated.

	Three months ended March 31,
($ in millions)	2017	2016
Interest income	$3,913	$3,520
Interest expense	326	311
Net interest income	3,587	3,209
Retailer share arrangements	(684)	(670)
Net interest income, after retailer share arrangements	2,903	2,539
Provision for loan losses	1,306	903
Net interest income, after retailer share arrangements and provision for loan losses	1,597	1,636
Other income	93	92
Other expense	908	800
Earnings before provision for income taxes	782	928
Provision for income taxes	283	346
Net earnings	$499	$582

Other Financial and Statistical Data
The following table sets forth certain other financial and statistical data for the periods indicated.

	At and for the
	Three months ended March 31,
($ in millions)	2017	2016
Financial Position Data (Average):
Loan receivables, including held for sale	$74,132	$66,194
Total assets	$89,468	$82,510
Deposits	$52,069	$44,539
Borrowings	$20,081	$21,587
Total equity	$14,323	$12,929
Selected Performance Metrics:
Purchase volume(1)	$28,880	$26,977
Retail Card	$22,952	$21,550
Payment Solutions	$3,686	$3,392
CareCredit	$2,242	$2,035
Average active accounts (in thousands)(2)	69,629	66,134
Net interest margin(3)	16.18%	15.84%
Net charge-offs	$974	$780
Net charge-offs as a % of average loan receivables, including held for sale	5.33%	4.74%
Allowance coverage ratio(4)	6.37%	5.50%
Return on assets(5)	2.3%	2.8%
Return on equity(6)	14.1%	18.1%
Equity to assets(7)	16.01%	15.67%
Other expense as a % of average loan receivables, including held for sale	4.97%	4.86%
Efficiency ratio(8)	30.3%	30.4%
Effective income tax rate	36.2%	37.3%
Selected Period-End Data:
Loan receivables	$73,350	$65,849
Allowance for loan losses	$4,676	$3,620
30+ days past due as a % of period-end loan receivables(9)	4.25%	3.85%
90+ days past due as a % of period-end loan receivables(9)	2.06%	1.84%
Total active accounts (in thousands)(2)	67,905	64,689
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

	2017			2016
Three months ended March 31 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$10,552	$21	0.81%	$12,291	$16	0.52%
Securities available for sale	5,213	15	1.17%	2,977	6	0.81%
Loan receivables(3):
Credit cards, including held for sale	71,365	3,811	21.66%	63,688	3,436	21.70%
Consumer installment loans	1,389	32	9.34%	1,154	27	9.41%
Commercial credit products	1,317	34	10.47%	1,313	35	10.72%
Other	61	—	—%	39	—	—%
Total loan receivables	74,132	3,877	21.21%	66,194	3,498	21.25%
Total interest-earning assets	89,897	3,913	17.65%	81,462	3,520	17.38%
Non-interest-earning assets:
Cash and due from banks	802			1,367
Allowance for loan losses	(4,408)			(3,590)
Other assets	3,177			3,271
Total non-interest-earning assets	(429)			1,048
Total assets	$89,468			$82,510
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$51,829	$194	1.52%	$44,304	$172	1.56%
Borrowings of consolidated securitization entities	12,321	65	2.14%	12,860	58	1.81%
Bank term loan(4)	—	—	—%	2,170	24	4.45%
Senior unsecured notes	7,760	67	3.50%	6,557	57	3.50%
Total interest-bearing liabilities	71,910	326	1.84%	65,891	311	1.90%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	240			235
Other liabilities	2,995			3,455
Total non-interest-bearing liabilities	3,235			3,690
Total liabilities	75,145			69,581
Equity
Total equity	14,323			12,929
Total liabilities and equity	$89,468			$82,510
Interest rate spread(5)			15.81%			15.48%
Net interest income		$3,587			$3,209
Net interest margin(6)			16.18%			15.84%

______________________

(1)	Average yields/rates are based on total interest income/expense over average balances.

(2)	Includes average restricted cash balances of $694 million and $431 million for the three months ended March 31, 2017 and 2016, respectively.

(3)	Interest income on loan receivables includes fees on loans of $628 million and $584 million for the three months ended March 31, 2017 and 2016, respectively.

(4)
The effective interest rate for the Bank term loan for the three months ended March 31, 2016 was 2.47%. The Bank term loan effective rate excludes the impact of charges incurred in connection with prepayments of the loan.

(5)	Interest rate spread represents the difference between the yield on total interest-earning assets and the rate on total interest-bearing liabilities.

(6)	Net interest margin represents net interest income divided by average total interest-earning assets.
For a summary description of the composition of our key line items included in our Statements of Earnings, see Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Form 10-K.
Interest Income
Interest income increased by $393 million, or 11.2%, for the three months ended March 31, 2017, driven primarily by growth in our average loan receivables.
Average interest-earning assets

Three months ended March 31 ($ in millions)	2017	%	2016	%
Loan receivables, including held for sale	$74,132	82.5%	$66,194	81.3%
Liquidity portfolio and other	15,765	17.5%	15,268	18.7%
Total average interest-earning assets	$89,897	100.0%	$81,462	100.0%
The increase in average loan receivables of 12.0% for the three months ended March 31, 2017, was driven primarily by higher purchase volume of 7.1% and average active account growth of 5.3%. Average active accounts increased to 69.6 million for the three months ended March 31, 2017, and the average balances per these active accounts increased 6.4%.
Yield on average interest-earning assets
The yield on interest-earning assets increased for the three months ended March 31, 2017, primarily due to an increase in the percentage of interest-earning assets attributable to loan receivables. The yield on our average loan receivables remained relatively flat at 21.21% for the three months ended March 31, 2017, driven by growth in promotional balances, largely offset by slightly lower payment rates.
Interest Expense
Interest expense increased by $15 million, or 4.8%, for the three months ended March 31, 2017, driven primarily by the growth in our deposit liabilities. Our cost of funds decreased to 1.84% for the three months ended March 31, 2017, compared to 1.90% for the three months ended March 31, 2016, primarily due to a more favorable funding mix as deposits were a larger proportion of funding.
Average interest-bearing liabilities

Three months ended March 31 ($ in millions)	2017	%	2016	%
Interest-bearing deposit accounts	$51,829	72.1%	$44,304	67.2%
Borrowings of consolidated securitization entities	12,321	17.1%	12,860	19.5%
Third-party debt	7,760	10.8%	8,727	13.3%
Total average interest-bearing liabilities	$71,910	100.0%	$65,891	100.0%
The increase in average interest-bearing liabilities for the three months ended March 31, 2017, was driven primarily by growth in our direct deposits partially offset by the repayment of third-party debt and lower securitized financings.
Net Interest Income
Net interest income increased by $378 million, or 11.8%, for the three months ended March 31, 2017, primarily driven by higher average loan receivables.

Retailer Share Arrangements
Retailer share arrangements increased by $14 million, or 2.1%, for the three months ended March 31, 2017, driven primarily by the growth and improved performance of the programs in which we have retailer share arrangements, partially offset by higher provision for loan losses and loyalty costs associated with these programs.
Provision for Loan Losses
Provision for loan losses increased by $403 million, or 44.6%, for the three months ended March 31, 2017, primarily due to a higher loan loss reserve build and loan receivables growth. The reserve build was driven by an increase in our forecasted net charge-off rate over the next twelve months, as well as lower pricing of recoveries.
Our allowance coverage ratio increased to 6.37% at March 31, 2017, as compared to 5.50% at March 31, 2016, reflecting the increase in forecasted losses inherent in our loan portfolio.
Other Income

	Three months ended March 31,
($ in millions)	2017	2016
Interchange revenue	$145	$130
Debt cancellation fees	68	64
Loyalty programs	(137)	(110)
Other	17	8
Total other income	$93	$92
Other income remained relatively flat for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to an increase in interchange revenue driven by purchase volume outside of our retail partners' sales channels, which was offset by higher loyalty costs.
Other Expense

	Three months ended March 31,
($ in millions)	2017	2016
Employee costs	$325	$280
Professional fees	151	146
Marketing and business development	94	94
Information processing	90	82
Other	248	198
Total other expense	$908	$800
Other expense increased by $108 million, or 13.5%, for the three months ended March 31, 2017, primarily due to increases in employee costs, information processing and other expenses.
The increase in employee costs was primarily due to new employees added to support the continued growth of the business and replacement of certain third-party services. Information processing costs increased primarily due to higher information technology investment and higher transaction volume. The increase in "other" was primarily driven by higher operational losses and growth of the business.

Provision for Income Taxes

	Three months ended March 31,
($ in millions)	2017	2016
Effective tax rate	36.2%	37.3%
Provision for income taxes	$283	$346
The effective tax rate for the three months ended March 31, 2017, decreased compared to the same period in the prior year primarily due to state-related discrete items during the current quarter. In each period the effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes.
Platform Analysis
As discussed above under “—Our Sales Platforms,” we offer our products through three sales platforms (Retail Card, Payment Solutions and CareCredit), which management measures based on their revenue-generating activities. The following is a discussion of certain supplemental information for the three months ended March 31, 2017, for each of our sales platforms.
Retail Card

	Three months ended March 31,
($ in millions)	2017	2016
Purchase volume	$22,952	$21,550
Period-end loan receivables	$49,905	$45,113
Average loan receivables, including held for sale	$50,644	$45,479
Average active accounts (in thousands)	55,049	52,969

Interest and fees on loans	$2,888	$2,614
Retailer share arrangements	$(681)	$(661)
Other income	$77	$79
Retail Card interest and fees on loans increased by $274 million, or 10.5%, for the three months ended March 31, 2017. This increase was primarily the result of growth in average loan receivables.
Retailer share arrangements increased by $20 million, or 3.0%, for the three months ended March 31, 2017, primarily as a result of the factors discussed under the heading “Retailer Share Arrangements” above.
Other income remained relatively flat for the three months ended March 31, 2017, as a result of the factors discussed under the heading “Other Income” above.
Payment Solutions

	Three months ended March 31,
($ in millions)	2017	2016
Purchase volume	$3,686	$3,392
Period-end loan receivables	$15,320	$13,420
Average loan receivables	$15,424	$13,430
Average active accounts (in thousands)	9,090	8,134

Interest and fees on loans	$515	$457
Retailer share arrangements	$(1)	$(7)
Other income	$4	$4

Payment Solutions interest and fees on loans increased by $58 million, or 12.7%, for the three months ended March 31, 2017. The increase was primarily driven by growth in average loan receivables.
CareCredit

	Three months ended March 31,
($ in millions)	2017	2016
Purchase volume	$2,242	$2,035
Period-end loan receivables	$8,125	$7,316
Average loan receivables	$8,064	$7,285
Average active accounts (in thousands)	5,490	5,031

Interest and fees on loans	$474	$427
Retailer share arrangements	$(2)	$(2)
Other income	$12	$9
CareCredit interest and fees on loans increased by $47 million, or 11.0%, for the three months ended March 31, 2017. The increase was primarily driven by growth in average loan receivables.
Investment Securities
____________________________________________________________________________________________
The following discussion provides supplemental information regarding our investment securities portfolio. All of our investment securities are classified as available-for-sale at March 31, 2017 and December 31, 2016, and are held to meet our liquidity objectives and to comply with the Community Reinvestment Act. Investment securities classified as available-for-sale are reported in our Condensed Consolidated Statements of Financial Position at fair value.

The following table sets forth the amortized cost and fair value of our portfolio of investment securities at the dates indicated:

	At March 31, 2017		At December 31, 2016
($ in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debt:
U.S. government and federal agency	$3,874	$3,873	$3,676	$3,676
State and municipal	44	43	47	46
Residential mortgage-backed	1,424	1,397	1,400	1,373
Equity	15	15	15	15
Total	$5,357	$5,328	$5,138	$5,110
Unrealized gains and losses, net of the related tax effect, on available-for-sale securities that are not other-than-temporarily impaired are excluded from earnings and are reported as a separate component of comprehensive income (loss) until realized. At March 31, 2017, our investment securities had gross unrealized gains of $3 million and gross unrealized losses of $32 million. At December 31, 2016, our investment securities had gross unrealized gains of $3 million and gross unrealized losses of $31 million.
Our investment securities portfolio had the following maturity distribution at March 31, 2017. Equity securities have been excluded from the table because they do not have a maturity.

($ in millions)	Due in 1 Year or Less	Due After 1 through 5 Years	Due After 5 through 10 Years	Due After 10 years	Total
Debt:
U.S. government and federal agency	$3,573	$300	$—	$—	$3,873
State and municipal	—	—	1	42	43
Residential mortgage-backed	—	—	—	1,397	1,397
Total(1)	$3,573	$300	$1	$1,439	$5,313
Weighted average yield(2)	0.8%	1.9%	4.5%	2.7%	1.4%
______________________

(1)	Amounts stated represent estimated fair value.

(2)	Weighted average yield is calculated based on the amortized cost of each security. In calculating yield, no adjustment has been made with respect to any tax-exempt obligations.
At March 31, 2017, we did not hold investments in any single issuer with an aggregate book value that exceeded 10% of equity, excluding obligations of the U.S. government.

Loan Receivables
____________________________________________________________________________________________
The following discussion provides supplemental information regarding our loan receivables portfolio.
Loan receivables are our largest category of assets and represent our primary source of revenue. The following table sets forth the composition of our loan receivables portfolio by product type at the dates indicated.

($ in millions)	At March 31, 2017	(%)	At December 31, 2016	(%)
Loans
Credit cards	$70,587	96.2%	$73,580	96.4%
Consumer installment loans	1,411	1.9	1,384	1.8
Commercial credit products	1,311	1.8	1,333	1.7
Other	41	0.1	40	0.1
Total loans	$73,350	100.0%	$76,337	100.0%
Loan receivables decreased by $2,987 million, or 3.9%, at March 31, 2017 compared to December 31, 2016, primarily driven by the seasonality of our business.
Loan receivables increased by $7,501 million, or 11.4%, at March 31, 2017 compared to March 31, 2016, primarily driven by higher purchase volume and average active account growth.
Our loan receivables portfolio had the following geographic concentration at March 31, 2017.

($ in millions)	Loan Receivables Outstanding	% of Total Loan Receivables Outstanding
State
Texas	$7,488	10.2%
California	$7,340	10.0%
Florida	$6,012	8.2%
New York	$4,043	5.5%
Pennsylvania	$3,107	4.2%
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

($ in millions)	At March 31, 2017	At December 31, 2016
Non-accrual loan receivables	$3	$4
Loans contractually 90 days past-due and still accruing interest	1,505	1,542
Earning TDRs(1)	821	802
Non-accrual, past-due and restructured loan receivables	$2,329	$2,348
______________________

(1)
At March 31, 2017 and December 31, 2016, balances exclude $79 million and $66 million, respectively, of TDRs which are included in loans contractually 90 days past-due and still accruing interest on the balance. See Note 4. Loan Receivables and Allowance for Loan Losses to our condensed consolidated financial statements for additional information on the financial effects of TDRs for the three months ended March 31, 2017 and 2016.

	Three months ended March 31,
($ in millions)	2017	2016
Gross amount of interest income that would have been recorded in accordance with the original contractual terms	$51	$42
Interest income recognized	12	12
Total interest income foregone	$39	$30
Delinquencies
Over-30 day loan delinquencies as a percentage of period-end loan receivables increased to 4.25% at March 31, 2017 from 3.85% at March 31, 2016, and decreased from 4.32% at December 31, 2016. The 40 basis point increase compared to the same period in the prior year was primarily driven by the factors discussed in "Business Trends and Conditions — Stable Asset Quality" in our 2016 Form 10-K. The decrease as compared to December 31, 2016, was primarily driven by the seasonality of our business, partially offset by the various factors referenced above.
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
The table below sets forth the ratio of net charge-offs to average loan receivables, including held for sale, for the periods indicated.

	Three months ended March 31,
	2017	2016
Ratio of net charge-offs to average loan receivables, including held for sale	5.33%	4.74%

Allowance for Loan Losses
The allowance for loan losses totaled $4,676 million at March 31, 2017 compared with $4,344 million at December 31, 2016 and $3,620 million at March 31, 2016, representing our best estimate of probable losses inherent in the portfolio. Our allowance for loan losses as a percentage of total loan receivables increased to 6.37% at March 31, 2017, from 5.69% at December 31, 2016 and 5.50% at March 31, 2016, which reflects the increase in forecasted net charge-offs over the next twelve months as well as lower pricing of recoveries. The increase from December 31, 2016 also includes the effects of the seasonality of our business. See "Business Trends and Conditions — Stable Asset Quality" in our 2016 Form 10-K for discussion of the various factors that contribute to forecasted net charge-offs over the next twelve months.
The following tables provide changes in our allowance for loan losses for the periods presented:

($ in millions)	Balance at January 1, 2017	Provision charged to operations	Gross charge-offs	Recoveries	Balance at March 31, 2017

Credit cards	$4,254	$1,278	$(1,184)	$237	$4,585
Consumer installment loans	37	13	(14)	4	40
Commercial credit products	52	15	(18)	1	50
Other	1	—	—	—	1
Total	$4,344	$1,306	$(1,216)	$242	$4,676

($ in millions)	Balance at January 1, 2016	Provision charged to operations	Gross charge-offs	Recoveries	Balance at March 31, 2016

Credit cards	$3,420	$884	$(954)	$193	$3,543
Consumer installment loans	26	13	(11)	3	31
Commercial credit products	50	5	(13)	2	44
Other	1	1	—	—	$2
Total	$3,497	$903	$(978)	$198	$3,620

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
Funding Sources
Our primary funding sources include cash from operations, deposits (direct and brokered deposits), securitized financings and third-party debt.

The following table summarizes information concerning our funding sources during the periods indicated:

	2017			2016
Three months ended March 31 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$51,829	72.1%	1.5%	$44,304	67.2%	1.6%
Securitized financings	12,321	17.1	2.1	12,860	19.5	1.8
Senior unsecured notes	7,760	10.8	3.5	6,557	10.0	3.5
Bank term loan	—	—	—	2,170	3.3	4.4
Total	$71,910	100.0%	1.8%	$65,891	100.0%	1.9%
______________________

(1)
Excludes $240 million and $235 million average balance of non-interest-bearing deposits for the three months ended March 31, 2017 and 2016, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the three months ended March 31, 2017 and 2016.

Deposits
We obtain deposits directly from retail and commercial customers (“direct deposits”) or through third-party brokerage firms that offer our deposits to their customers (“brokered deposits”). At March 31, 2017, we had $39.4 billion in direct deposits (which includes deposits from banks and financial institutions) and $12.2 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger that channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to continue to expand our direct deposits base as a source of stable and diversified low cost funding.
Our direct deposits include a range of FDIC-insured deposit products, including certificates of deposit, IRAs, money market accounts and savings accounts.
Brokered deposits are primarily from retail customers of large brokerage firms. We have relationships with 10 brokers that offer our deposits through their networks. Our brokered deposits consist primarily of certificates of deposit that bear interest at a fixed rate and at March 31, 2017, had a weighted average remaining life of 3.2 years. These deposits generally are not subject to early withdrawal.
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
The following table summarizes certain information regarding our interest-bearing deposits by type (all of which constitute U.S. deposits) for the periods indicated:

Three months ended March 31 ($ in millions)	2017			2016
	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$21,235	41.0%	1.5%	$18,319	41.3%	1.5%
Savings accounts (including money market accounts)	17,345	33.5	1.0	12,628	28.5	1.0
Brokered deposits	13,249	25.5	2.1	13,357	30.2	2.1
Total interest-bearing deposits	$51,829	100.0%	1.5%	$44,304	100.0%	1.6%

Our deposit liabilities provide funding with maturities ranging from one day to ten years. At March 31, 2017, the weighted average maturity of our interest-bearing time deposits was 1.9 years. See Note 7. Deposits to our condensed consolidated financial statements for more information on their maturities.
The following table summarizes deposits by contractual maturity at March 31, 2017.

($ in millions)	3 Months or Less	Over 3 Months but within 6 Months	Over 6 Months but within 12 Months	Over 12 Months	Total
U.S. deposits (less than $100,000)(1)	$7,267	$1,758	$2,556	$10,075	$21,656
U.S. deposits ($100,000 or more)
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	2,209	2,352	3,897	5,741	14,199
Savings accounts (including money market accounts)	14,227	—	—	—	14,227
Brokered deposits:
Sweep accounts	1,523	—	—	—	1,523
Total	$25,226	$4,110	$6,453	$15,816	$51,605
______________________

(1)	Includes brokered certificates of deposit for which underlying individual deposit balances are assumed to be less than $100,000.
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
The following table summarizes expected contractual maturities of the investors’ interests in securitized financings, excluding debt premiums, discounts and issuance cost at March 31, 2017.

($ in millions)	Less Than One Year	One Year Through Three Years	After Three Through Five Years	After Five Years	Total
Scheduled maturities of long-term borrowings—owed to securitization investors:
SYNCT(1)	$2,853	$4,982	$959	$—	$8,794
SFT	42	3,608	—	—	3,650
Total long-term borrowings—owed to securitization investors	$2,895	$8,590	$959	$—	$12,444
______________________

(1)	Excludes subordinated classes of SYNCT notes that we own.
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
The following table summarizes for each of our trusts the three-month rolling average excess spread at March 31, 2017.

	Note Principal Balance ($ in millions)	# of Series Outstanding	Three-Month Rolling Average Excess Spread(1)
SYNCT(2)	$10,175	17	~15.2% to 16.4%
SFT	$3,650	10	13.1%
______________________

(1)
Represents the excess spread (generally calculated as interest income collected from the applicable pool of loan receivables less applicable net charge-offs, interest expense and servicing costs, divided by the aggregate principal amount of loan receivables in the applicable pool) for each trust (or, in the case of SYNCT, represents a range of the excess spreads relating to the particular series issued within the trust), in each case calculated in accordance with the applicable trust or series documentation, for the three securitization monthly periods ending prior to March 31, 2017.

(2)	Includes subordinated classes of SYNCT notes that we own.

Third-Party Debt
Senior Unsecured Notes
The following table provides a summary of our outstanding senior unsecured notes at March 31, 2017.

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
At March 31, 2017, the aggregate amount of outstanding senior unsecured notes was $7.8 billion and the weighted average interest rate was 3.28%.
Short-Term Borrowings
Except as described above, there were no material short-term borrowings for the periods presented.
Undrawn Credit Facilities
At March 31, 2017, we had an aggregate of $5.1 billion of undrawn committed capacity on our securitized financings, subject to customary borrowing conditions, from private lenders under our two existing securitization programs, and an aggregate of $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders.
Other
At March 31, 2017, we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
Covenants
The indenture pursuant to which our senior unsecured notes have been issued includes various covenants. If we do not satisfy any of these covenants, the maturity of amounts outstanding thereunder may be accelerated and become payable. We were in compliance with all of these covenants at March 31, 2017.

Our real estate leases also include various covenants, but typically do not include financial covenants. If we do not satisfy the covenants in the real estate leases, the leases may be terminated and we may be liable for damage claims.
At March 31, 2017, we were not in default under any of our credit facilities or senior unsecured notes and had not received any notices of default under any of our real estate leases.
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
We maintain a liquidity portfolio, which at March 31, 2017 had $16.2 billion of liquid assets, primarily consisting of cash and equivalents and short-term obligations of the U.S. Treasury, less cash in transit which is not considered to be liquid, compared to $13.6 billion of liquid assets at December 31, 2016. The increase in liquid assets was primarily due to the retention of excess cash flows from operations within our Company.
As additional sources of liquidity, at March 31, 2017, we had an aggregate of $5.6 billion of undrawn credit facilities, subject to customary borrowing conditions, from private lenders under our existing securitization programs and an unsecured revolving credit facility, and we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
As a general matter, investments included in our liquidity portfolio are expected to be highly liquid, giving us the ability to readily convert them to cash. The level and composition of our liquidity portfolio may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.
We rely significantly on dividends and other distributions and payments from the Bank for liquidity; however, bank regulations, contractual restrictions and other factors limit the amount of dividends and other distributions and payments that the Bank may pay to us. For a discussion of regulatory restrictions on the Bank’s ability to pay dividends, see “Item 1A. Risk Factors—Risks Relating to Regulation—We are subject to restrictions that limit our ability to pay dividends and repurchase our common stock; the Bank is subject to restrictions that limit its ability to pay dividends to us, which could limit our ability to pay dividends, repurchase our common stock or make payments on our indebtedness” and “Regulation—Savings Association Regulation—Dividends and Stock Repurchases” in our 2016 Form 10-K.

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
Our capital adequacy assessment also includes tax and accounting considerations in accordance with regulatory guidance. We maintain a net deferred tax asset on our balance sheet, and we include this asset when calculating our regulatory capital levels. However, for regulatory capital purposes, deferred tax assets are limited to (i) the amount of taxes previously paid that a company could recover through loss carrybacks; and (ii) 10% of the amount of our Tier 1 capital. At March 31, 2017, no portion of our deferred tax asset was disallowed for regulatory capital purposes.
Synchrony and the Bank are required to conduct stress tests on an annual basis. Under the OCC's and the Federal Reserve Board's stress test regulations, the Bank and Synchrony are required to use stress-testing methodologies providing for results under various scenarios of economic and financial market stress. In addition, while as a savings and loan holding company we currently are not subject to the Federal Reserve Board's capital planning rule, we submitted a capital plan to the Federal Reserve Board in April 2017.
Dividend and Share Repurchases
During the three months ended March 31, 2017 we declared and paid cash dividends of $0.13 per share of common stock, or $105 million. The declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board and will depend on many factors, including the financial condition, earnings, capital and liquidity requirements of us and the Bank, regulatory restrictions, corporate law and contractual restrictions and other factors that our Board of Directors deems relevant. In addition, banking laws and regulations and our banking regulators may limit our ability to pay dividends and make repurchases of our stock. For a discussion of regulatory restrictions on our and the Bank’s ability to pay dividends and repurchase stock, see “Risk Factors—Risks Relating to Regulation—Synchrony is subject to restrictions that limit its ability to pay dividends and repurchase its common stock; the Bank is subject to restrictions that limit its ability to pay dividends to Synchrony, which could limit Synchrony's ability to pay dividends, repurchase its common stock or make payments on its indebtedness” in our 2016 Form 10-K.
On July 7, 2016, the Company also approved a share repurchase program of up to $952 million for the four quarters ending June 30, 2017. During the three months ended March 31, 2017, the Company repurchased approximately 6.6 million shares of our common stock for $238 million, at an average price of $36.13. Through the end of the first quarter of 2017, we have repurchased approximately $714 million of common stock as part of the share repurchase program and expect to complete the share repurchase program by the end of the second quarter of 2017. We made and expect to continue to make share repurchases subject to market conditions and other factors, including legal and regulatory restrictions and required approvals.
Regulatory Capital Requirements - Synchrony Financial
As a savings and loan holding company, we are required to maintain minimum capital ratios, under the applicable U.S. Basel III capital rules. For more information, see “Regulation—Savings and Loan Holding Company Regulation” in our 2016 Form 10-K.
For Synchrony Financial to be a well-capitalized savings and loan holding company, Synchrony Bank must be well-capitalized and Synchrony Financial must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. As of March 31, 2017, Synchrony Financial met all the requirements to be deemed well-capitalized.

The following table sets forth at March 31, 2017 and December 31, 2016 the composition of our capital ratios for the Company calculated under the Basel III regulatory capital standards, respectively.

	Basel III Transition (unless otherwise stated)
	At March 31, 2017		At December 31, 2016
($ in millions)	Amount	Ratio(1)	Amount	Ratio(1)
Total risk-based capital	$13,993	19.3%	$14,129	18.5%
Tier 1 risk-based capital	$13,039	18.0%	$13,135	17.2%
Tier 1 leverage	$13,039	14.8%	$13,135	15.0%
Common equity Tier 1 capital	$13,039	18.0%	$13,135	17.2%
Common equity Tier 1 capital - fully phased-in (estimated)	$12,885	17.7%	$12,872	17.0%
______________________

(1)
Tier 1 leverage ratio represents total tier 1 capital as a percentage of total average assets, after certain adjustments. All other ratios presented above represent the applicable capital measure as a percentage of risk-weighted assets.

The increase in our Common equity Tier 1 capital ratio was primarily due to the decrease in risk-weighted assets in the three months ended March 31, 2017. The decrease in risk-weighted assets was primarily due to the seasonal decrease in our loan receivables.
Non-GAAP Measures
The capital ratios presented above include Common equity Tier 1 capital ("CET1") as calculated under the U.S. Basel III capital rules on a fully phased-in basis, which is not currently required by our regulators to be disclosed and, as such, is considered to be a non-GAAP measure. We believe that this capital ratio is a useful measure to investors because it is widely used by analysts and regulators to assess the capital position of financial services companies, although this ratio may not be comparable to similarly titled measures reported by other companies. The following table sets forth a reconciliation of the components of our CET1 capital ratio as calculated on a fully phased-in basis set forth above, to the comparable GAAP components at March 31, 2017 and December 31, 2016.

($ in millions)	At March 31, 2017	At December 31, 2016
Basel III - Common equity Tier 1 (transition)	$13,039	$13,135
Adjustments related to capital components during transition(1)	(154)	(263)

Basel III - Common equity Tier 1 (fully phased-in)	$12,885	$12,872

Risk-weighted assets - Basel III (transition)	$72,627	$76,179
Adjustments related to risk weighted assets during transition(2)	(31)	(238)

Risk-weighted assets - Basel III (fully phased-in)	$72,596	$75,941

______________________

(1)	Adjustments related to capital components to determine CET1 (fully phased-in) include the phase-in of the intangible asset exclusion.

(2)
Key differences between Basel III transition rules and fully phased-in Basel III rules relate to the calculation of risk-weighted assets including, but not limited to, adjustments for certain intangible assets and risk weighting of deferred tax assets.

Regulatory Capital Requirements - Synchrony Bank
At March 31, 2017 and December 31, 2016, the Bank met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. The following table sets forth the composition of the Bank’s capital ratios calculated under the Basel III rules at March 31, 2017 and December 31, 2016.

	At March 31, 2017		At December 31, 2016		Minimum to be Well- Capitalized under Prompt Corrective Action Provisions - Basel III
($ in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital	$10,043	17.3%	$10,101	16.7%	$5,816	10.0%
Tier 1 risk-based capital	$9,276	15.9%	$9,312	15.4%	$4,653	8.0%
Tier 1 leverage	$9,276	13.1%	$9,312	13.2%	$3,534	5.0%
Common equity Tier 1 capital	$9,276	15.9%	$9,312	15.4%	$3,780	6.5%
Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a material adverse effect on our business, results of operations and financial condition. See “Risk Factors—Risks Relating to Regulation—Failure by Synchrony and the Bank to meet applicable capital adequacy and liquidity requirements could have a material adverse effect on us” in our 2016 Form 10-K.
Off-Balance Sheet Arrangements and Unfunded Lending Commitments
____________________________________________________________________________________________
We do not have any significant off-balance sheet arrangements, including guarantees of third-party obligations. Guarantees are contracts or indemnification agreements that contingently require us to make a guaranteed payment or perform an obligation to a third-party based on certain trigger events. At March 31, 2017, we had not recorded any contingent liabilities in our Condensed Consolidated Statement of Financial Position related to any guarantees.
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
Critical Accounting Estimates
____________________________________________________________________________________________
In preparing our condensed consolidated financial statements, we have identified certain accounting estimates and assumptions that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. The critical accounting estimates we have identified relate to allowance for loan losses, asset impairment, income taxes and fair value measurements. All of these estimates reflect our best judgment about current, and for some estimates future, economic and market conditions and their effects based on information available as of the date of these financial statements. If these conditions change from those expected, it is reasonably possible that these judgments and estimates could change, which may result in incremental losses on loan receivables, future impairments of investment securities, goodwill and intangible assets, and the establishment of valuation allowances on deferred tax assets and increases in our tax liabilities, among other effects. See “Management's Discussion and Analysis—Critical Accounting Estimates” in our 2016 Form 10-K, for a detailed discussion of these critical accounting estimates.
New Accounting Standards
____________________________________________________________________________________________
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB approved a one-year deferral of this standard, with a revised effective date for annual and interim reporting periods beginning after December 15, 2017. The scope of ASU 2014-09 excludes interest and fee income on loans and as a result, the majority of the Company's revenue will not be affected by the ASU. We are still evaluating the impact that ASU 2014-09 will have on our consolidated financial statements and related disclosures. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. We have not yet selected a transition method.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU replaces the existing incurred loss impairment guidance with a new impairment model known as the Current Expected Credit Loss ("CECL") model, which is based on expected credit losses. The CECL model requires, upon origination of a loan, the recognition of all expected credit losses over the life of the loan based on historical experience, current conditions and reasonable and supportable forecasts. This standard is effective for annual and interim reporting periods for fiscal years beginning after December 15, 2019, with early adoption permitted for annual and interim periods for fiscal years beginning after December 15, 2018. The amendments in this standard will be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. While we are evaluating the effect that ASU 2016-13 will have on our consolidated financial statements and related disclosures, this standard is expected to result in an increase to the Company’s allowance for loan losses given the change to expected losses for the estimated life of the financial asset. The extent of the increase will depend on the asset quality of the portfolio, and economic conditions and forecasts at adoption.
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
See “Regulation” in our 2016 Form 10-K for additional information. See also “—Capital” above, for discussion of the impact of regulations and supervision on our capital and liquidity, including our ability to pay dividends and repurchase stock.

ITEM 1. FINANCIAL STATEMENTS
Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Earnings
(Unaudited)
____________________________________________________________________________________________

	Three months ended March 31,
($ in millions, except per share data)	2017	2016
Interest income:
Interest and fees on loans (Note 4)	$3,877	$3,498
Interest on investment securities	36	22
Total interest income	3,913	3,520
Interest expense:
Interest on deposits	194	172
Interest on borrowings of consolidated securitization entities	65	58
Interest on third-party debt	67	81
Total interest expense	326	311
Net interest income	3,587	3,209
Retailer share arrangements	(684)	(670)
Net interest income, after retailer share arrangements	2,903	2,539
Provision for loan losses (Note 4)	1,306	903
Net interest income, after retailer share arrangements and provision for loan losses	1,597	1,636
Other income:
Interchange revenue	145	130
Debt cancellation fees	68	64
Loyalty programs	(137)	(110)
Other	17	8
Total other income	93	92
Other expense:
Employee costs	325	280
Professional fees	151	146
Marketing and business development	94	94
Information processing	90	82
Other	248	198
Total other expense	908	800
Earnings before provision for income taxes	782	928
Provision for income taxes (Note 12)	283	346
Net earnings	$499	$582

Earnings per share
Basic	$0.61	$0.70
Diluted	$0.61	$0.70

Dividends declared per common share	$0.13	$—

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
____________________________________________________________________________________________

	Three months ended March 31,
($ in millions)	2017	2016

Net earnings	$499	$582

Other comprehensive income (loss)
Investment securities	(1)	11
Currency translation adjustments	(1)	1
Employee benefit plans	—	(2)
Other comprehensive income (loss)	(2)	10

Comprehensive income	$497	$592
Amounts presented net of taxes.

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Financial Position
____________________________________________________________________________________________

($ in millions)	At March 31, 2017	At December 31, 2016
	(Unaudited)
Assets
Cash and equivalents	$11,392	$9,321
Investment securities (Note 3)	5,328	5,110
Loan receivables: (Notes 4 and 5)
Unsecuritized loans held for investment	50,398	52,332
Restricted loans of consolidated securitization entities	22,952	24,005
Total loan receivables	73,350	76,337
Less: Allowance for loan losses	(4,676)	(4,344)
Loan receivables, net	68,674	71,993
Goodwill	992	949
Intangible assets, net (Note 6)	826	712
Other assets(a)	1,838	2,122
Total assets	$89,050	$90,207

Liabilities and Equity
Deposits: (Note 7)
Interest-bearing deposit accounts	$51,359	$51,896
Non-interest-bearing deposit accounts	246	159
Total deposits	51,605	52,055
Borrowings: (Notes 5 and 8)
Borrowings of consolidated securitization entities	12,433	12,388
Senior unsecured notes	7,761	7,759
Total borrowings	20,194	20,147
Accrued expenses and other liabilities	2,888	3,809
Total liabilities	$74,687	$76,011

Equity:
Common Stock, par share value $0.001 per share; 4,000,000,000 shares authorized and 833,984,684 shares issued at March 31, 2017 and December 31, 2016, respectively, 810,804,845 and 817,352,328 shares outstanding at March 31, 2017 and December 31, 2016, respectively	$1	$1
Additional paid-in capital	9,405	9,393
Retained earnings	5,724	5,330
Accumulated other comprehensive income (loss):
Investment securities	(19)	(18)
Currency translation adjustments	(21)	(20)
Other	(15)	(15)
Treasury Stock, at cost; 23,179,839 and 16,632,356 shares at March 31, 2017 and December 31, 2016, respectively	(712)	(475)
Total equity	14,363	14,196
Total liabilities and equity	$89,050	$90,207
_______________________
(a) Other assets include restricted cash and equivalents of $307 million and $347 million at March 31, 2017 and December 31, 2016, respectively.
See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
____________________________________________________________________________________________

	Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity

Balance at January 1, 2016	833,828	$1	$9,351	$3,293	$(41)	$—	$12,604
Net earnings	—	—	—	582	—	—	582
Other comprehensive income	—	—	—	—	10	—	10
Stock-based compensation	2	—	8	—	—	—	8
Balance at March 31, 2016	833,830	$1	$9,359	$3,875	$(31)	$—	$13,204

Balance at January 1, 2017	833,985	$1	$9,393	$5,330	$(53)	$(475)	$14,196
Net earnings	—	—	—	499	—	—	499
Other comprehensive income	—	—	—	—	(2)	—	(2)
Purchases of treasury stock	—	—	—	—	—	(238)	(238)
Stock-based compensation	—	—	12	—	—	1	13
Dividends - common stock	—	—	—	(105)	—	—	(105)
Balance at March 31, 2017	833,985	$1	$9,405	$5,724	$(55)	$(712)	$14,363

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
____________________________________________________________________________________________

	Three months ended March 31,
($ in millions)	2017	2016
Cash flows - operating activities
Net earnings	$499	$582
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for loan losses	1,306	903
Deferred income taxes	19	175
Depreciation and amortization	59	54
(Increase) decrease in interest and fees receivable	40	63
(Increase) decrease in other assets	231	36
Increase (decrease) in accrued expenses and other liabilities	(576)	(449)
All other operating activities	172	136
Cash provided from (used for) operating activities	1,750	1,500

Cash flows - investing activities
Maturity and redemption of investment securities	399	213
Purchases of investment securities	(622)	(13)
Acquisition of loan receivables	(73)	(54)
Net (increase) decrease in restricted cash and equivalents	40	(453)
Net (increase) decrease in loan receivables	1,918	1,558
All other investing activities	(242)	(50)
Cash provided from (used for) investing activities	1,420	1,201

Cash flows - financing activities
Borrowings of consolidated securitization entities
Proceeds from issuance of securitized debt	750	748
Maturities and repayment of securitized debt	(708)	(1,915)
Third-party debt
Maturities and repayment of third-party debt	—	(2,651)
Net increase (decrease) in deposits	(798)	1,292
Purchase of treasury stock	(238)	—
Dividends paid on common stock	(105)	—
Cash provided from (used for) financing activities	(1,099)	(2,526)

Increase (decrease) in cash and equivalents	2,071	175
Cash and equivalents at beginning of period	9,321	12,325
Cash and equivalents at end of period	$11,392	$12,500

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
We primarily conduct our operations within the United States and Canada. Substantially all of our revenues are from U.S. customers. The operating activities conducted by our non-U.S. affiliates use the local currency as their functional currency. The effects of translating the financial statements of these non-U.S. affiliates to U.S. dollars are included in equity. Asset and liability accounts are translated at year-end exchange rates, while revenues and expenses are translated at average rates for the respective periods.
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
Interim Period Presentation
The condensed consolidated financial statements and notes thereto are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed consolidated financial statements should not be considered as necessarily indicative of results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with our 2016 annual consolidated and combined financial statements and the related notes in our Annual Report on Form 10-K for the year ended December 31, 2016 (our "2016 Form 10-K").
Summary of Significant Accounting Policies
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB approved a one-year deferral of this standard, with a revised effective date for annual and interim reporting periods beginning after December 15, 2017. The scope of ASU 2014-09 excludes interest and fee income on loans and as a result, the majority of our revenue will not be affected by the ASU. We are still evaluating the impact that ASU 2014-09 will have on our consolidated financial statements and related disclosures. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. We have not yet selected a transition method.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU replaces the existing incurred loss impairment guidance with a new impairment model known as the Current Expected Credit Loss ("CECL") model, which is based on expected credit losses. The CECL model requires, upon origination of a loan, the recognition of all expected credit losses over the life of the loan based on historical experience, current conditions and reasonable and supportable forecasts. This standard is effective for annual and interim reporting periods for fiscal years beginning after December 15, 2019, with early adoption permitted for annual and interim periods for fiscal years beginning after December 15, 2018. The amendments in this standard will be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. While we are evaluating the effect that ASU 2016-13 will have on our consolidated financial statements and related disclosures, this standard is expected to result in an increase to our allowance for loan losses given the change to expected losses for the estimated life of the financial asset. The extent of the increase will depend on the asset quality of the portfolio, and economic conditions and forecasts at adoption.
See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our 2016 annual consolidated and combined financial statements in our 2016 Form 10-K, for additional information on our significant accounting policies.

NOTE 3.    INVESTMENT SECURITIES
All of our investment securities are classified as available-for-sale and are held to meet our liquidity objectives or to comply with the Community Reinvestment Act. Our investment securities consist of the following:

	March 31, 2017				December 31, 2016
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
($ in millions)	cost	gains	losses	fair value	cost	gains	losses	fair value
Debt
U.S. government and federal agency	$3,874	$1	$(2)	$3,873	$3,676	$1	$(1)	$3,676
State and municipal	44	—	(1)	43	47	—	(1)	46
Residential mortgage-backed(a)	1,424	2	(29)	1,397	1,400	2	(29)	1,373
Equity	15	—	—	15	15	—	—	15
Total	$5,357	$3	$(32)	$5,328	$5,138	$3	$(31)	$5,110
_______________________

(a)
All of our residential mortgage-backed securities have been issued by government-sponsored entities and are collateralized by U.S. mortgages. At March 31, 2017 and December 31, 2016, $369 million and $363 million, respectively, are pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve Discount Window advances.

The following table presents the estimated fair values and gross unrealized losses of our available-for-sale investment securities:

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
($ in millions)	fair value	losses	fair value	losses
At March 31, 2017
Debt
U.S. government and federal agency	$3,223	$(2)	$—	$—
State and municipal	33	(1)	3	—
Residential mortgage-backed	1,252	(28)	38	(1)
Equity	14	—	—	—
Total	$4,522	$(31)	$41	$(1)

At December 31, 2016
Debt
U.S. government and federal agency	$1,701	$(1)	$—	$—
State and municipal	35	(1)	4	—
Residential mortgage-backed	1,235	(28)	35	(1)
Equity	14	—	1	—
Total	$2,985	$(30)	$40	$(1)
We regularly review investment securities for impairment using both qualitative and quantitative criteria. We presently do not intend to sell our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell these securities before recovery of our amortized cost.
There were no other-than-temporary impairments recognized for the three months ended March 31, 2017 and 2016.

Contractual Maturities of Investments in Available-for-Sale Debt Securities (excluding residential mortgage-backed securities)

	Amortized	Estimated
At March 31, 2017 ($ in millions)	cost	fair value

Due
Within one year	$3,575	$3,573
After one year through five years	$299	$300
After five years through ten years	$1	$1
After ten years	$43	$42
We expect actual maturities to differ from contractual maturities because borrowers have the right to prepay certain obligations.
There were no material realized gains or losses recognized for the three months ended March 31, 2017 and 2016.
Although we generally do not have the intent to sell any specific securities held at March 31, 2017, in the ordinary course of managing our investment securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield, liquidity requirements and funding obligations.
NOTE 4.    LOAN RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

($ in millions)	March 31, 2017	December 31, 2016

Credit cards	$70,587	$73,580
Consumer installment loans	1,411	1,384
Commercial credit products	1,311	1,333
Other	41	40
Total loan receivables, before allowance for losses(a)(b)	$73,350	$76,337
_______________________

(a)
Total loan receivables include $23.0 billion and $24.0 billion of restricted loans of consolidated securitization entities at March 31, 2017 and December 31, 2016, respectively. See Note 5. Variable Interest Entities for further information on these restricted loans.

(b)	At March 31, 2017 and December 31, 2016, loan receivables included deferred expense, net of deferred income, of $98 million and $82 million, respectively.
Allowance for Loan Losses

($ in millions)	Balance at January 1, 2017	Provision charged to operations	Gross charge-offs	Recoveries	Balance at March 31, 2017

Credit cards	$4,254	$1,278	$(1,184)	$237	$4,585
Consumer installment loans	37	13	(14)	4	40
Commercial credit products	52	15	(18)	1	50
Other	1	—	—	—	$1
Total	$4,344	$1,306	$(1,216)	$242	$4,676

($ in millions)	Balance at January 1, 2016	Provision charged to operations	Gross charge-offs	Recoveries	Balance at March 31, 2016

Credit cards	$3,420	$884	$(954)	$193	$3,543
Consumer installment loans	26	13	(11)	3	31
Commercial credit products	50	5	(13)	2	44
Other	1	1	—	—	$2
Total	$3,497	$903	$(978)	$198	$3,620

Delinquent and Non-accrual Loans

At March 31, 2017 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing

Credit cards	$1,564	$1,485	$3,049	$1,485	$—
Consumer installment loans	14	3	17	—	3
Commercial credit products	34	20	54	20	—
Total delinquent loans	$1,612	$1,508	$3,120	$1,505	$3
Percentage of total loan receivables	2.2%	2.1%	4.3%	2.1%	—%

At December 31, 2016 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing

Credit cards	$1,695	$1,524	$3,219	$1,524	$—
Consumer installment loans	19	4	23	—	4
Commercial credit products	35	18	53	18	—
Total delinquent loans	$1,749	$1,546	$3,295	$1,542	$4
Percentage of total loan receivables	2.3%	2.0%	4.3%	2.0%	—%
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

We have both internal and external loan modification programs. We primarily use long-term (12 to 60 months) modification programs for borrowers experiencing financial difficulty as a loss mitigation strategy to improve long-term collectability of the loans that are classified as TDRs. The long-term program involves changing the structure of the loan to a fixed payment loan with a maturity no longer than 60 months and reducing the interest rate on the loan. The long-term program does not normally provide for the forgiveness of unpaid principal but may allow for the reversal of certain unpaid interest or fee assessments. We also make loan modifications for customers who request financial assistance through external sources, such as consumer credit counseling agency programs. These loans typically receive a reduced interest rate but continue to be subject to the original minimum payment terms and do not normally include waiver of unpaid principal, interest or fees. The following table provides information on loans that entered a loan modification program during the periods presented:

	Three months ended March 31,
($ in millions)	2017	2016
Credit cards	$172	$132
Consumer installment loans	—	—
Commercial credit products	1	1
Total	$173	$133
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

At March 31, 2017 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$894	$(338)	$556	$790
Consumer installment loans	—	—	—	—
Commercial credit products	6	(3)	3	5
Total	$900	$(341)	$559	$795

At December 31, 2016 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$862	$(321)	$541	$761
Consumer installment loans	—	—	—	—
Commercial credit products	6	(3)	3	5
Total	$868	$(324)	$544	$766

Financial Effects of TDRs
As part of our loan modifications for borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following table presents the types and financial effects of loans modified and accounted for as TDRs during the periods presented:

Three months ended March 31,	2017			2016
($ in millions)	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$12	$51	$878	$12	$42	$763
Consumer installment loans	—	—	—	—	—	—
Commercial credit products	—	—	6	—	—	7
Total	$12	$51	$884	$12	$42	$770

Payment Defaults
The following table presents the type, number and amount of loans accounted for as TDRs that enrolled in a modification plan within the previous 12 months from the applicable balance sheet date and experienced a payment default during the periods presented. A customer defaults from a modification program after two consecutive missed payments.

Three months ended March 31,	2017		2016
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	19,755	$40	10,289	$21
Consumer installment loans	—	—	—	—
Commercial credit products	32	—	37	—
Total	19,787	$40	10,326	$21

Credit Quality Indicators
Our loan receivables portfolio includes both secured and unsecured loans. Secured loan receivables are largely comprised of consumer installment loans secured by equipment. Unsecured loan receivables are largely comprised of our open-ended consumer and commercial revolving credit card loans. As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, as well as information from credit bureaus, such as a Fair Isaac Corporation (“FICO”) or other credit scores, relating to the customer’s broader credit performance. FICO scores are generally obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three credit score categories: (i) 661 or higher, which are considered the strongest credits; (ii) 601 to 660, considered moderate credit risk; and (iii) 600 or less, which are considered weaker credits. There are certain customer accounts for which a FICO score is not available where we use alternative sources to assess their credit and predict behavior. The following table provides the most recent FICO scores available for our customers at March 31, 2017 and December 31, 2016, respectively, as a percentage of each class of loan receivable. The table below excludes 0.6%, 0.7% and 0.7% of our total loan receivables balance at March 31, 2017, December 31, 2016 and March 31, 2016, respectively, which represents those customer accounts for which a FICO score is not available.

	March 31, 2017			December 31, 2016			March 31, 2016
	661 or	601 to	600 or	661 or	601 to	600 or	661 or	601 to	600 or
	higher	660	less	higher	660	less	higher	660	less

Credit cards	71%	21%	8%	73%	20%	7%	72%	20%	8%
Consumer installment loans	78%	16%	6%	78%	16%	6%	78%	16%	6%
Commercial credit products	86%	9%	5%	87%	9%	4%	86%	9%	5%
Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and by applying the same credit standards for all of our credit products. Unused credit card lines available to our customers totaled approximately $355 billion and $348 billion at March 31, 2017 and December 31, 2016, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.
Interest Income by Product
The following table provides additional information about our interest and fees on loans from our loan receivables, including held for sale:

	Three months ended March 31,
($ in millions)	2017	2016
Credit cards	$3,811	$3,436
Consumer installment loans	32	27
Commercial credit products	34	35
Other	—	—
Total	$3,877	$3,498

NOTE 5.    VARIABLE INTEREST ENTITIES
We use VIEs to securitize loans and arrange asset-backed financing in the ordinary course of business. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE and we did not provide non-contractual support for previously transferred loan receivables to any VIE in the three months ended March 31, 2017 and 2016. Our VIEs are able to accept new loan receivables and arrange new asset-backed financings, consistent with the requirements and limitations on such activities placed on the VIE by existing investors. Once an account has been designated to a VIE, the contractual arrangements we have require all existing and future loans originated under such account to be transferred to the VIE. The amount of loan receivables held by our VIEs in excess of the minimum amount required under the asset-backed financing arrangements with investors may be removed by us under random removal of accounts provisions. All loan receivables held by a VIE are subject to claims of third-party investors.
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

The table below summarizes the assets and liabilities of our consolidated securitization VIEs described above.

($ in millions)	March 31, 2017	December 31, 2016
Assets
Loan receivables, net(a)	$21,802	$22,892
Other assets(b)	110	107
Total	$21,912	$22,999

Liabilities
Borrowings	$12,433	$12,388
Other liabilities	18	21
Total	$12,451	$12,409
_______________________

(a)
Includes $1.2 billion and $1.1 billion of related allowance for loan losses resulting in gross restricted loans of $23.0 billion and $24.0 billion at March 31, 2017 and December 31, 2016, respectively.

(b)
Includes $103 million and $100 million of segregated funds held by the VIEs at March 31, 2017 and December 31, 2016, respectively, which are classified as restricted cash and equivalents and included as a component of other assets in our Condensed Consolidated Statements of Financial Position.

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
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $1.0 billion and $1.2 billion for the three months ended March 31, 2017 and 2016, respectively. Related expenses consisted primarily of provision for loan losses of $298 million and $242 million for the three months ended March 31, 2017 and 2016, respectively, and interest expense of $65 million and $58 million for the three months ended March 31, 2017 and 2016, respectively.
NOTE 6.    INTANGIBLE ASSETS

	March 31, 2017			December 31, 2016
($ in millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related	$1,204	$(586)	$618	$1,069	$(560)	$509
Capitalized software	338	(130)	208	318	(115)	203
Total	$1,542	$(716)	$826	$1,387	$(675)	$712
During the three months ended March 31, 2017, we recorded additions to intangible assets subject to amortization of $167 million, primarily related to customer-related intangible assets, as well as capitalized software expenditures.
Customer-related intangible assets primarily relate to retail partner contract acquisitions and extensions, as well as purchased credit card relationships. During the three months ended March 31, 2017 and 2016, we recorded additions to customer-related intangible assets subject to amortization of $147 million and $22 million, respectively, primarily related to payments made to acquire and extend certain retail partner relationships. These additions had a weighted average amortizable life of 11 years and 9 years for the three months ended March 31, 2017 and 2016, respectively.

Amortization expense related to retail partner contracts was $27 million and $25 million for the three months ended March 31, 2017 and 2016, respectively, and is included as a component of marketing and business development expense in our Condensed Consolidated Statements of Earnings. All other amortization expense was $18 million for both the three months ended March 31, 2017 and 2016, and is included as a component of other expense in our Condensed Consolidated Statements of Earnings.
NOTE 7.    DEPOSITS

	March 31, 2017		December 31, 2016
($ in millions)	Amount	Average rate(a)	Amount	Average rate(a)

Interest-bearing deposits	$51,359	1.5%	$51,896	1.5%
Non-interest-bearing deposits	246	—	159	—
Total deposits	$51,605		$52,055
____________________

(a)	Based on interest expense for the three months ended March 31, 2017 and the year ended December 31, 2016 and average deposits balances.
At March 31, 2017 and December 31, 2016, interest-bearing deposits included $14.2 billion of certificates of deposit of $100,000 or more. Of the total certificates of deposit of $100,000 or more, $4.5 billion and $4.4 billion were certificates of deposit of $250,000 or more at March 31, 2017 and December 31, 2016, respectively.
At March 31, 2017, our interest-bearing time deposits maturing for the remainder of 2017 and over the next four years and thereafter were as follows:

($ in millions)	2017	2018	2019	2020	2021	Thereafter
Deposits	$11,011	$7,152	$4,593	$2,963	$2,193	$2,410
The above maturity table excludes $17.9 billion of demand deposits with no defined maturity, of which $16.0 billion are savings accounts. In addition, at March 31, 2017, we had $3.1 billion of broker network deposit sweeps procured through a program arranger who channels brokerage account deposits to us. Unless extended, the contracts associated with these broker network deposit sweeps will terminate between 2019 and 2021.

NOTE 8.    BORROWINGS

	March 31, 2017				December 31, 2016
($ in millions)	Maturity date	Interest Rate	Weighted average interest rate	Outstanding Amount(a)	Outstanding Amount(a)

Borrowings of consolidated securitization entities:
Fixed securitized borrowings	2017 - 2021	1.35% - 2.64%	1.82%	$8,483	$8,731
Floating securitized borrowings	2018 - 2020	1.53% - 2.00%	1.76%	3,950	3,657
Total borrowings of consolidated securitization entities			1.80%	12,433	12,388

Senior unsecured notes:
Fixed senior unsecured notes	2017 - 2026	1.87% - 4.50%	3.41%	6,813	6,811
Floating senior unsecured notes	2017 - 2020	2.26% - 2.44%	2.39%	948	948
Total senior unsecured notes			3.28%	7,761	7,759

Total borrowings				$20,194	$20,147
___________________

(a)	The amounts presented above for outstanding borrowings include unamortized debt premiums, discounts and issuance cost.
Debt Maturities
The following table summarizes the maturities of the principal amount of our borrowings of consolidated securitization entities and senior unsecured notes for the remainder of 2017 and over the next four years and thereafter:

($ in millions)	2017	2018	2019	2020	2021	Thereafter
Borrowings	$3,153	$3,099	$7,360	$2,474	$1,408	$2,750

Credit Facilities
As additional sources of liquidity, we have undrawn committed capacity under credit facilities, primarily related to our securitization program.
At March 31, 2017, we had an aggregate of $5.1 billion of undrawn committed capacity under our securitization financings, subject to customary borrowing conditions, from private lenders under our two existing securitization programs, and an aggregate of $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders.

NOTE 9.    FAIR VALUE MEASUREMENTS
For a description of how we estimate fair value, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies in our 2016 annual consolidated and combined financial statements in our 2016 Form 10-K.
The following tables present our assets and liabilities measured at fair value on a recurring basis.
Recurring Fair Value Measurements
The following tables present our assets measured at fair value on a recurring basis.

At March 31, 2017 ($ in millions)	Level 1	Level 2	Level 3	Total

Assets
Investment securities
Debt
U.S. Government and Federal Agency	$—	$3,873	$—	$3,873
State and municipal	—	—	43	43
Residential mortgage-backed	—	1,397	—	1,397
Equity	15	—	—	15
Total	$15	$5,270	$43	$5,328

At December 31, 2016 ($ in millions)

Assets
Investment securities
Debt
U.S. Government and Federal Agency	$—	$3,676	$—	$3,676
State and municipal	—	—	46	46
Residential mortgage-backed	—	1,373	—	1,373
Equity	15	—	—	15
Total	$15	$5,049	$46	$5,110
For the three months ended March 31, 2017, there were no securities transferred between Level 1 and Level 2 or between Level 2 and Level 3. At March 31, 2017 and December 31, 2016, we did not have any significant liabilities measured at fair value on a recurring basis.
Our Level 3 recurring fair value measurements primarily relate to state and municipal debt instruments which are valued using non-binding broker quotes or other third-party sources. For a description of our process to evaluate third-party pricing servicers, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies in our 2016 annual consolidated and combined financial statements in our 2016 Form 10-K. Our state and municipal debt securities are classified as available-for-sale with changes in fair value included in accumulated other comprehensive income.

The following table presents the changes in our Level 3 debt instruments that are measured on a recurring basis for the three months ended March 31, 2017 and 2016.
Changes in Level 3 Instruments

	Three months ended March 31,
($ in millions)	2017	2016

Balance at beginning of period	$46	$49
Net realized/unrealized gains (losses)	—	1
Purchases	—	—
Sales	—	—
Settlements	(3)	(2)
Balance at end of period	$43	$48
Non-Recurring Fair Value Measurements
We hold certain assets that have been measured at fair value on a non-recurring basis at March 31, 2017 and 2016. These assets can include repossessed assets and cost method investments that are written down to fair value when they are impaired, as well as loan receivables held for sale. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs. The assets held by us that were measured at fair value on a non-recurring basis and the effects of the remeasurement to fair value were not material for all periods presented.

Financial Assets and Financial Liabilities Carried at Other than Fair Value

	Carrying	Corresponding fair value amount
At March 31, 2017 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$11,392	$11,392	$11,392	$—	$—
Other assets(b)	$307	$307	$307	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$68,674	$76,372	$—	$—	$76,372

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$51,605	$52,013	$—	$52,013	$—
Borrowings of consolidated securitization entities	$12,433	$12,460	$—	$8,487	$3,973
Senior unsecured notes	$7,761	$7,908	$—	$7,908	$—

	Carrying	Corresponding fair value amount
At December 31, 2016 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$9,321	$9,321	$9,321	$—	$—
Other assets(b)	$347	$347	$347	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$71,993	$79,566	$—	$—	$79,566

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$52,055	$52,507	$—	$52,507	$—
Borrowings of consolidated securitization entities	$12,388	$12,402	$—	$9,191	$3,211
Senior unsecured notes	$7,759	$7,875	$—	$7,875	$—
_______________________

(a)	For cash and equivalents, carrying value approximates fair value due to the liquid nature and short maturity of these instruments.

(b)	This balance relates to restricted cash and equivalents, which is included in other assets.

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
At March 31, 2017 and December 31, 2016, Synchrony Financial met all applicable requirements to be deemed well-capitalized pursuant to Federal Reserve Board regulations. At March 31, 2017 and December 31, 2016, the Bank also met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. There are no conditions or events subsequent to March 31, 2017 that management believes have changed the Company's or the Bank’s capital category.
The actual capital amounts, ratios and the applicable required minimums of the Company and the Bank are as follows:
Synchrony Financial

At March 31, 2017 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio

Total risk-based capital	$13,993	19.3%	$5,810	8.0%
Tier 1 risk-based capital	$13,039	18.0%	$4,358	6.0%
Tier 1 leverage	$13,039	14.8%	$3,524	4.0%
Common equity Tier 1 Capital	$13,039	18.0%	$3,268	4.5%

At December 31, 2016 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio

Total risk-based capital	$14,129	18.5%	$6,094	8.0%
Tier 1 risk-based capital	$13,135	17.2%	$4,571	6.0%
Tier 1 leverage	$13,135	15.0%	$3,508	4.0%
Common equity Tier 1 Capital	$13,135	17.2%	$3,428	4.5%

Synchrony Bank

At March 31, 2017 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio

Total risk-based capital	$10,043	17.3%	$4,653	8.0%	$5,816	10.0%
Tier 1 risk-based capital	$9,276	15.9%	$3,490	6.0%	$4,653	8.0%
Tier 1 leverage	$9,276	13.1%	$2,827	4.0%	$3,534	5.0%
Common equity Tier I capital	$9,276	15.9%	$2,617	4.5%	$3,780	6.5%

At December 31, 2016 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio

Total risk-based capital	$10,101	16.7%	$4,825	8.0%	$6,031	10.0%
Tier 1 risk-based capital	$9,312	15.4%	$3,619	6.0%	$4,825	8.0%
Tier 1 leverage	$9,312	13.2%	$2,816	4.0%	$3,520	5.0%
Common equity Tier I capital	$9,312	15.4%	$2,714	4.5%	$3,920	6.5%
_______________________

(a)	Capital ratios are calculated based on the Basel III Standardized Approach rules, subject to applicable transition provisions, at March 31, 2017 and December 31, 2016.

(b)
At March 31, 2017 and at December 31, 2016, Synchrony Financial and the Bank also must maintain a capital conservation buffer of common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 1.25 percentage points and 0.625 percentage points, respectively, to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.

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
The following table presents the calculation of basic and diluted earnings per share:

	Three months ended March 31,
(in millions, except per share data)	2017	2016

Net earnings	$499	$582

Weighted average common shares outstanding, basic	813.1	833.8
Effect of dilutive securities	4.0	1.7
Weighted average common shares outstanding, dilutive	817.1	835.5

Earnings per basic common share	$0.61	$0.70
Earnings per diluted common share	$0.61	$0.70
We have issued certain stock based awards under the Synchrony Financial 2014 Long-Term Incentive Plan. A total of approximately 1 million and 2 million shares related to these awards were considered anti-dilutive and therefore were excluded from the computation of diluted earnings per share for the three months ended March 31, 2017 and 2016, respectively.
NOTE 12.    INCOME TAXES
We now file consolidated U.S. federal and state income tax returns separate and apart from GE. For periods up to and including the date of Separation, we were included in the consolidated U.S. federal and state income tax returns of GE, where applicable, but also filed certain separate state and foreign income tax returns. The tax provision is presented on a separate company basis as if we were a separate filer for tax purposes for all periods presented. The effects of tax adjustments and settlements from taxing authorities are presented in our condensed consolidated financial statements in the period in which they occur. Our current obligations for taxes are settled with the relevant tax authority, or GE, as applicable, on an estimated basis and adjusted in later periods as appropriate and are reflected in our consolidated financial statements in the periods in which those settlements occur. We recognize the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. In calculating the provision for interim period income taxes,in accordance with Accounting Standards Codification 740, Income Taxes, we estimate the effective tax rate expected to be applicable for the full fiscal year and apply that estimated annual effective tax rate to year-to-date ordinary income. Adjustments to tax expense are made for year-to-date discrete items. See “Management's Discussion and Analysis—Critical Accounting Estimates” in our 2016 Form 10-K, for a discussion of the significant judgments and estimates related to income taxes.

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
Tax Sharing and Separation Agreement
In connection with our initial public offering in August 2014 (“IPO”), we entered into a Tax Sharing and Separation Agreement (“TSSA”), which governs certain Separation-related tax matters between the Company and GE following the IPO. The TSSA governs the allocation of the responsibilities for the taxes of the GE group between GE and the Company. The TSSA also allocates rights, obligations and responsibilities in connection with certain administrative matters relating to the preparation of tax returns and control of tax audits and other proceedings relating to taxes. See Note 14. Income Taxes to our 2016 annual consolidated and combined financial statements in our 2016 Form 10-K for additional information on the TSSA.
Unrecognized Tax Benefits

($ in millions)	March 31, 2017	December 31, 2016
Unrecognized tax benefits, excluding related interest expense and penalties	$156	$150
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	103	99
Accrued interest on unrecognized tax benefits	8	6
Accrued penalties on unrecognized tax benefits	—	—
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
Other Matters
The Bank or the Company is, or has been, defending a number of putative class actions alleging claims under the federal Telephone Consumer Protection Act (“TCPA”) as a result of phone calls made by the Bank. The complaints generally have alleged that the Bank or the Company placed calls to consumers by an automated telephone dialing system or using a pre-recorded message or automated voice without their consent and seek up to $1,500 for each violation, without specifying an aggregate amount. Campbell et al. v. Synchrony Bank was filed on January 25, 2017 in the U.S. District Court for the Northern District of New York. The original complaint named only J.C. Penney Company, Inc. and J.C. Penney Corporation, Inc. as the defendants but was amended on April 7, 2017 to replace those defendants with the Bank. Neal et al. v. Wal-Mart Stores, Inc. and Synchrony Bank, for which the Bank is indemnifying Wal-Mart, was filed on January 17, 2017 in the U.S. District Court for the Western District of North Carolina. The original complaint named only Wal-Mart Stores, Inc. as a defendant but was amended on March 30, 2017 to add Synchrony Bank as an additional defendant. In addition to the Campbell and Neal matters discussed above, the Bank has resolved or had dismissed a number of other putative class actions that made similar claims under the TCPA. With the exception of the Abdeljalil matter, all were either resolved on an individual basis with the class representatives or dismissed voluntarily. Abdeljalil et al. v. GE Capital Retail Bank, which was filed on August 22, 2012 in the U.S. District Court for the Southern District of California, was dismissed on December 22, 2016 after receiving the court’s final approval of an agreement to settle the case on a class basis. Campbell et al. v. Gap Inc., for which the Bank was indemnifying the defendant, was filed on January 25, 2017 in the U.S. District Court for the Northern District of New York and dismissed on April 7, 2017.
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
Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at March 31, 2017, we estimate that net interest income over the following 12-month period would increase by approximately $131 million.
For a more detailed discussion of our exposure to market risk, refer to “Management's Discussion and Analysis—Quantitative and Qualitative Disclosures about Market Risk” in our 2016 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

No change in internal control over financial reporting occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of legal proceedings, see Note 13. Legal Proceedings and Regulatory Matters to our condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors included in our 2016 Form 10-K under the heading “Risk Factors”.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding purchases of our common stock primarily related to our share repurchase program that were made by us or on our behalf during the three months ended March 31, 2017.

($ in millions, except per share data)	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Program(c)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program(b)

January 1 - 31, 2017	5,003,822	$36.16	5,001,020	$295.2
February 1 - 28, 2017	1,586,370	36.06	1,585,432	238.0
March 1 - 31, 2017	87	34.30	—	238.0
Total	6,590,279	$36.13	6,586,452	$238.0

_______________________

(a)
Primarily represents repurchases of shares of common stock under our publicly announced share repurchase program of up to $952 million of our outstanding shares of common stock for the four quarters ending June 30, 2017. Also includes 2,802 shares, 938 shares and 87 shares withheld in January, February and March, respectively, to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock awards or upon the exercise of stock options.

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

Synchrony Financial
(Registrant)

May 1, 2017	/s/ Brian D. Doubles
Date	Brian D. Doubles Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
4*	Instruments defining rights of holders of long-term debt
12.1	Statement of Ratio of Earnings to Fixed Charges
31(a)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
31(b)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
32	Certification Pursuant to 18 U.S.C. Section 1350
101
The following materials from Synchrony Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three months ended March 31, 2017 and 2016, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Financial Position at March 31, 2017 and December 31, 2016, (iv) Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2017 and 2016, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (vi) Notes to Condensed Consolidated Financial Statements.

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