Form 10-Q
period 2017-06-30
Synchrony Financial
filed 2017-07-28
CIK 1601712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 24, 2017 was 795,335,232.

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

“Synchrony” and its logos and other trademarks referred to in this report, including CareCredit®, Dual Card™, eQuickscreen™, Quickscreen® and Synchrony Car Care™, belong to us. Solely for convenience, we refer to our trademarks in this report without the ™ and ® symbols, but such references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights to our trademarks. Other service marks, trademarks and trade names referred to in this report are the property of their respective owners.
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
Introduction and Business Overview
____________________________________________________________________________________________
We are one of the premier consumer financial services companies in the United States. We provide a range of credit products through programs we have established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” For the three and six months ended June 30, 2017, we financed $33.5 billion and $62.4 billion of purchase volume and had 68.6 million and 69.3 million average active accounts, respectively and at June 30, 2017, we had $75.5 billion of loan receivables. For the three and six months ended June 30, 2017, we had net earnings of $496 million and $995 million, respectively, representing a return on assets of 2.2% for both periods.
We offer our credit products primarily through our wholly-owned subsidiary, Synchrony Bank (the "Bank"). In addition through the Bank, we offer, directly to retail and commercial customers, a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”), including certificates of deposit, individual retirement accounts (“IRAs”), money market accounts and savings accounts. We also take deposits at the Bank through third-party securities brokerage firms that offer our FDIC-insured deposit products to their customers. We have significantly expanded our online direct banking operations in recent years and our deposit base serves as a source of stable and diversified low cost funding for our credit activities. At June 30, 2017, we had $52.9 billion in deposits, which represented 72% of our total funding sources.
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

Retail Card
Retail Card is a leading provider of private label credit cards, and also provides Dual Cards, general purpose co-branded credit cards and small- and medium-sized business credit products. We offer one or more of these products primarily through 28 national and regional retailers with which we have ongoing program agreements. The average length of our relationship with these Retail Card partners is 19 years. Retail Card’s revenue primarily consists of interest and fees on our loan receivables. Other income primarily consists of interchange fees earned when our Dual Card or general purpose co-branded credit cards are used outside of our partners' sales channels and fees paid to us by customers who purchase our debt cancellation products, less loyalty program payments. In addition, the Retail Card sales platform includes the majority of our retailer share arrangements, which generally provide for payment to our partner if the economic performance of the program exceeds a contractually-defined threshold. Substantially all of the credit extended in this platform is on standard terms.
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
The following table sets forth each credit product by type and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at June 30, 2017.

		Promotional Offer
Credit Product	Standard Terms Only	Deferred Interest	Other Promotional	Total
Credit cards	66.7%	16.2%	13.2%	96.1%
Commercial credit products	1.8	—	—	1.8
Consumer installment loans	—	—	2.0	2.0
Other	0.1	—	—	0.1
Total	68.6%	16.2%	15.2%	100.0%
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

•
Dual Cards and General Purpose Co-Brand Cards. Our patented Dual Cards are credit cards that function as private label credit cards when used to purchase goods and services from our partners and as general purpose credit cards when used elsewhere. We also offer general purpose co-branded credit cards that do not function as private label cards. Credit extended under our Dual Cards and general purpose co-branded credit cards typically is extended under standard terms only. Currently, only our Retail Card platform offers Dual Cards and general purpose co-branded credit cards. At June 30, 2017, we offered these credit cards through 20 of our 28 ongoing Retail Card programs, of which the majority are Dual Cards.

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

Business Trends and Conditions
____________________________________________________________________________________________
We believe our business and results of operations will be impacted in the future by various trends and conditions. For a discussion of these trends and conditions, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Trends and Conditions” in our 2016 Form 10-K. For a discussion of how these trends and conditions impacted the three and six months ended June 30, 2017, see “—Results of Operations.”
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

Results of Operations
____________________________________________________________________________________________
Highlights for the Three and Six Months Ended June 30, 2017
Below are highlights of our performance for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016, as applicable, except as otherwise noted.

•
Net earnings increased 1.4% to $496 million for the three months ended June 30, 2017, driven by higher net interest income, partially offset by increases in provision for loan losses and other expense. Net earnings decreased 7.1% to $995 million for the six months ended June 30, 2017, driven by increases in provision for loan losses and other expense, partially offset by higher net interest income.

•	Loan receivables increased 10.5% to $75,458 million at June 30, 2017 compared to June 30, 2016, primarily driven by higher purchase volume and average active account growth.

•	Net interest income increased 13.2% to $3,637 million and 12.5% to $7,224 million for the three and six months ended June 30, 2017, respectively, primarily due to higher average loan receivables.

•
Retailer share arrangements remained relatively flat for the three and six months ended June 30, 2017, primarily as a result of growth and improved performance of the programs in which we have retailer share arrangements, largely offset by higher provision for loan losses and loyalty costs associated with these programs.

•
Over-30 day loan delinquencies as a percentage of period-end loan receivables increased 46 basis points to 4.25% at June 30, 2017 from 3.79% at June 30, 2016, and net charge-off rate increased 91 basis points to 5.42% and 74 basis points to 5.37% for the three and six months ended June 30, 2017, respectively.

•
Provision for loan losses increased by $305 million, or 29.9%, for the three months ended June 30, 2017, primarily due to higher net charge-offs and loan receivables growth. Provision for loan losses increased by $708 million, or 36.8%, for the six months ended June 30, 2017, primarily due to an increase in net charge-offs and higher loan loss reserve. Our allowance coverage ratio (allowance for loan losses as a percent of end of period loan receivables) increased to 6.63% at June 30, 2017, as compared to 5.70% at June 30, 2016.

•	Other expense increased by $72 million, or 8.6%, and $180 million, or 11.0%, for the three and six months ended June 30, 2017, respectively, primarily driven by business growth.

•
We continue to invest in our direct banking activities to grow our deposit base. Total deposits increased 1.6% to $52.9 billion at June 30, 2017, compared to December 31, 2016, driven primarily by growth in our direct deposits of 6.6% to $40.4 billion, partially offset by a reduction in our brokered deposits.

•
On May 18, 2017, the Board announced plans to increase our quarterly dividend to $0.15 per share commencing in the third quarter of 2017 and approval of a share repurchase program of up to $1.64 billion through June 30, 2018. During the six months ended June 30, 2017, we repurchased $676 million of our outstanding common stock, and declared and paid cash dividends of $0.26 per share, or $210 million.

•
During the six months ended June 30, 2017, we announced our acquisition of GPShopper, a developer of mobile applications that offers retailers and brands a full suite of commerce, engagement and analytical tools.

New and Extended Partner Agreements during the six months ended June 30, 2017

•	We extended our Retail Card program agreements with Belk and QVC, launched our new programs with Cathay Pacific, Nissan and Infiniti and announced our new partnership with zulily.

•	We launched our Synchrony Car Care program in our Payment Solutions sales platform and extended our program agreements with MEGA Group USA, City Furniture and Midas.

•	In our CareCredit sales platform, we acquired the Citi Health Card portfolio and renewed National Veterinary Associates in our network of providers.
Summary Earnings
The following table sets forth our results of operations for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2017	2016	2017	2016
Interest income	$3,970	$3,515	$7,883	$7,035
Interest expense	333	303	659	614
Net interest income	3,637	3,212	7,224	6,421
Retailer share arrangements	(669)	(664)	(1,353)	(1,334)
Net interest income, after retailer share arrangements	2,968	2,548	5,871	5,087
Provision for loan losses	1,326	1,021	2,632	1,924
Net interest income, after retailer share arrangements and provision for loan losses	1,642	1,527	3,239	3,163
Other income	57	83	150	175
Other expense	911	839	1,819	1,639
Earnings before provision for income taxes	788	771	1,570	1,699
Provision for income taxes	292	282	575	628
Net earnings	$496	$489	$995	$1,071

Other Financial and Statistical Data
The following table sets forth certain other financial and statistical data for the periods indicated.

	At and for the		At and for the
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2017	2016	2017	2016
Financial Position Data (Average):
Loan receivables, including held for sale	$74,090	$66,561	$74,111	$66,377
Total assets	$89,394	$81,413	$89,431	$81,962
Deposits	$52,054	$45,731	$52,062	$45,135
Borrowings	$20,146	$19,137	$20,114	$20,362
Total equity	$14,442	$13,543	$14,383	$13,236
Selected Performance Metrics:
Purchase volume(1)	$33,476	$31,507	$62,356	$58,484
Retail Card	$27,101	$25,411	$50,053	$46,961
Payment Solutions	$3,930	$3,903	$7,616	$7,295
CareCredit	$2,445	$2,193	$4,687	$4,228
Average active accounts (in thousands)(2)	68,635	65,531	69,307	65,996
Net interest margin(3)	16.20%	15.94%	16.19%	15.89%
Net charge-offs	$1,001	$747	$1,975	$1,527
Net charge-offs as a % of average loan receivables, including held for sale	5.42%	4.51%	5.37%	4.63%
Allowance coverage ratio(4)	6.63%	5.70%	6.63%	5.70%
Return on assets(5)	2.2%	2.4%	2.2%	2.6%
Return on equity(6)	13.8%	14.5%	14.0%	16.3%
Equity to assets(7)	16.16%	16.63%	16.08%	16.15%
Other expense as a % of average loan receivables, including held for sale	4.93%	5.07%	4.95%	4.97%
Efficiency ratio(8)	30.1%	31.9%	30.2%	31.1%
Effective income tax rate	37.1%	36.6%	36.6%	37.0%
Selected Period-End Data:
Loan receivables	$75,458	$68,282	$75,458	$68,282
Allowance for loan losses	$5,001	$3,894	$5,001	$3,894
30+ days past due as a % of period-end loan receivables(9)	4.25%	3.79%	4.25%	3.79%
90+ days past due as a % of period-end loan receivables(9)	1.90%	1.67%	1.90%	1.67%
Total active accounts (in thousands)(2)	69,277	66,491	69,277	66,491
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

	2017			2016
Three months ended June 30 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$10,758	$28	1.04%	$11,623	$14	0.48%
Securities available for sale	5,195	15	1.16%	2,858	7	0.99%
Loan receivables(3):
Credit cards, including held for sale	71,206	3,858	21.73%	63,876	3,432	21.61%
Consumer installment loans	1,461	34	9.33%	1,233	28	9.13%
Commercial credit products	1,378	34	9.90%	1,388	33	9.56%
Other	45	1	NM	64	1	NM
Total loan receivables	74,090	3,927	21.26%	66,561	3,494	21.11%
Total interest-earning assets	90,043	3,970	17.68%	81,042	3,515	17.44%
Non-interest-earning assets:
Cash and due from banks	829			895
Allowance for loan losses	(4,781)			(3,732)
Other assets	3,303			3,208
Total non-interest-earning assets	(649)			371
Total assets	$89,394			$81,413
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$51,836	$202	1.56%	$45,523	$179	1.58%
Borrowings of consolidated securitization entities	12,213	63	2.07%	12,211	59	1.94%
Bank term loan	—	—	—%	65	7	NM
Senior unsecured notes	7,933	68	3.44%	6,861	58	3.40%
Total interest-bearing liabilities	71,982	333	1.86%	64,660	303	1.88%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	218			208
Other liabilities	2,752			3,002
Total non-interest-bearing liabilities	2,970			3,210
Total liabilities	74,952			67,870
Equity
Total equity	14,442			13,543
Total liabilities and equity	$89,394			$81,413
Interest rate spread(5)			15.82%			15.56%
Net interest income		$3,637			$3,212
Net interest margin(6)			16.20%			15.94%

	2017			2016
Six months ended June 30 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$10,656	$49	0.93%	$11,957	$30	0.50%
Securities available for sale	5,204	30	1.16%	2,918	13	0.90%
Loan receivables(3):
Credit cards, including held for sale	71,285	7,669	21.69%	63,781	6,868	21.65%
Consumer installment loans	1,425	66	9.34%	1,194	55	9.26%
Commercial credit products	1,348	68	10.17%	1,350	68	10.13%
Other	53	1	3.80%	52	1	3.87%
Total loan receivables	74,111	7,804	21.23%	66,377	6,992	21.18%
Total interest-earning assets	89,971	7,883	17.67%	81,252	7,035	17.41%
Non-interest-earning assets:
Cash and due from banks	816			1,131
Allowance for loan losses	(4,595)			(3,661)
Other assets	3,239			3,240
Total non-interest-earning assets	(540)			710
Total assets	$89,431			$81,962
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$51,833	$396	1.54%	$44,914	$351	1.57%
Borrowings of consolidated securitization entities	12,267	128	2.10%	12,535	117	1.88%
Bank term loan(4)	—	—	—%	1,118	31	5.58%
Senior unsecured notes	7,847	135	3.47%	6,709	115	3.45%
Total interest-bearing liabilities	71,947	659	1.85%	65,276	614	1.89%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	229			221
Other liabilities	2,872			3,229
Total non-interest-bearing liabilities	3,101			3,450
Total liabilities	75,048			68,726
Equity
Total equity	14,383			13,236
Total liabilities and equity	$89,431			$81,962
Interest rate spread(5)			15.82%			15.52%
Net interest income		$7,224			$6,421
Net interest margin(6)			16.19%			15.89%
______________________

(1)	Average yields/rates are based on total interest income/expense over average balances.

(2)
Includes average restricted cash balances of $464 million and $641 million for the three months ended June 30, 2017 and 2016, respectively and $578 million and $536 million for the six months ended June 30, 2017 and 2016, respectively.

(3)
Interest income on loan receivables includes fees on loans of $625 million and $570 million for the three months ended June 30, 2017 and 2016, respectively, and $1,253 million and $1,154 million for the six months ended June 30, 2017 and 2016 respectively.

(4)
The effective interest rates for the Bank term loan for the six months ended June 30, 2016 was 2.48%. The Bank term loan's effective rate excludes the impact of charges incurred in connection with prepayments of the loan.

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
Interest Income
Interest income increased by $455 million, or 12.9%, and by $848 million, or 12.1%, for the three and six months ended June 30, 2017, respectively, driven primarily by growth in our average loan receivables.
Average interest-earning assets

Three months ended June 30 ($ in millions)	2017	%	2016	%
Loan receivables, including held for sale	$74,090	82.3%	$66,561	82.1%
Liquidity portfolio and other	15,953	17.7%	14,481	17.9%
Total average interest-earning assets	$90,043	100.0%	$81,042	100.0%

Six months ended June 30 ($ in millions)	2017	%	2016	%
Loan receivables, including held for sale	$74,111	82.4%	$66,377	81.7%
Liquidity portfolio and other	15,860	17.6%	14,875	18.3%
Total average interest-earning assets	$89,971	100.0%	$81,252	100.0%
The increases in average loan receivables of 11.3% and 11.7% for the three and six months ended June 30, 2017, respectively, were driven primarily by higher purchase volume of 6.2% and 6.6% and average active account growth of 4.7% and 5.0%, respectively.
Average active accounts increased to 68.6 million and 69.3 million for the three and six months ended June 30, 2017, and the average balances per these active accounts increased 6.3% for both periods.
Yield on average interest-earning assets
The yield on average interest-earning assets increased for the three and six months ended June 30, 2017. The increase in the three months ended June 30, 2017 was primarily due to an increase in the yield on our average loan receivables of 15 basis points to 21.26%. The increase in yield was primarily driven by higher revolve rates as well as a higher benchmark interest rate.
The increase in the six months ended June 30, 2017 was primarily due to an increase in the percentage of average interest-earning assets attributable to loan receivables.
Interest Expense
Interest expense increased by $30 million, or 9.9%, and by $45 million, or 7.3%, for the three and six months ended June 30, 2017, respectively, driven primarily by the growth in our deposit liabilities. Our cost of funds decreased slightly to 1.86% and 1.85% for the three and six months ended June 30, 2017, respectively, compared to 1.88% and 1.89% for the three and six months ended June 30, 2016, primarily due to a more favorable funding mix as deposits were a larger proportion of our funding.
Average interest-bearing liabilities

Three months ended June 30 ($ in millions)	2017	%	2016	%
Interest-bearing deposit accounts	$51,836	72.0%	$45,523	70.4%
Borrowings of consolidated securitization entities	12,213	17.0%	12,211	18.9%
Third-party debt	7,933	11.0%	6,926	10.7%
Total average interest-bearing liabilities	$71,982	100.0%	$64,660	100.0%

Six months ended June 30 ($ in millions)	2017	%	2016	%
Interest-bearing deposit accounts	$51,833	72.0%	$44,914	68.8%
Borrowings of consolidated securitization entities	12,267	17.1%	12,535	19.2%
Third-party debt	7,847	10.9%	7,827	12.0%
Total average interest-bearing liabilities	$71,947	100.0%	$65,276	100.0%
The increase in average interest-bearing liabilities for the three and six months ended June 30, 2017 was driven primarily by growth in our direct deposits. The increase in the six months ended June 30, 2017 was partially offset by lower securitized financings.
Net Interest Income
Net interest income increased by $425 million, or 13.2%, and by $803 million, or 12.5%, for the three and six months ended June 30, 2017, primarily driven by higher average loan receivables.
Retailer Share Arrangements
Retailer share arrangements remained relatively flat for the three and six months ended June 30, 2017, driven primarily by the growth and improved performance of the programs in which we have retailer share arrangements, partially offset by higher provision for loan losses and loyalty costs associated with these programs.
Provision for Loan Losses
Provision for loan losses increased by $305 million, or 29.9%, for the three months ended June 30, 2017, primarily due to higher net charge-offs and loan receivables growth. Provision for loan losses increased by $708 million, or 36.8%, for the six months ended June 30, 2017, primarily due to an increase in net charge-offs and higher loan loss reserve.
Our allowance coverage ratio increased to 6.63% at June 30, 2017, as compared to 5.70% at June 30, 2016, reflecting the increase in forecasted losses inherent in our loan portfolio.
Other Income

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2017	2016	2017	2016
Interchange revenue	$165	$151	$310	$281
Debt cancellation fees	68	63	136	127
Loyalty programs	(206)	(135)	(343)	(245)
Other	30	4	47	12
Total other income	$57	$83	$150	$175
Other income decreased by $26 million, or 31.3%, and by $25 million, or 14.3%, for the three and six months ended June 30, 2017, respectively. These decreases were primarily due to higher loyalty costs, which included the impact from higher reward redemption rates we experienced in one of our programs. The increases in loyalty costs were partially offset by increased interchange revenue driven by increased purchase volume outside of our retail partners' sales channels and a pre-tax gain of $18 million associated with the sale of contractual relationships related to processing of general purpose card transactions for certain merchants.

Other Expense

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2017	2016	2017	2016
Employee costs	$321	$301	$646	$581
Professional fees	158	154	309	300
Marketing and business development	124	107	218	201
Information processing	88	81	178	163
Other	220	196	468	394
Total other expense	$911	$839	$1,819	$1,639
Other expense increased by $72 million, or 8.6%, and by $180 million, or 11.0%, for the three and six months ended June 30, 2017, respectively, primarily due to increases in employee costs, marketing and business development, information processing and other expenses.
The increases in employee costs were primarily due to new employees added to support the continued growth of the business and replacement of certain third-party services. Marketing and business development expense increased primarily due to strategic investments in our sales platforms, increased marketing on retail deposits and higher amortization expense associated with retail partner contract acquisitions and extensions. Information processing costs increased primarily due to higher information technology investment and higher transaction volume. The increases in "other" were primarily driven by higher operational losses and growth of the business.
Provision for Income Taxes

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2017	2016	2017	2016
Effective tax rate	37.1%	36.6%	36.6%	37.0%
Provision for income taxes	$292	$282	$575	$628
The effective tax rate for the three months ended June 30, 2017 increased compared to the same period in the prior year primarily due to the discrete impact of a research and development credit and an additional tax benefit reimbursable to GE, that were both recorded in the prior year. The effective tax rate for the six months ended June 30, 2017 decreased compared to the same period in the prior year primarily due to state-related discrete items recorded during the current year. In each period the effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes.
Platform Analysis
As discussed above under “—Our Sales Platforms,” we offer our products through three sales platforms (Retail Card, Payment Solutions and CareCredit), which management measures based on their revenue-generating activities. The following is a discussion of certain supplemental information for the three and six months ended June 30, 2017, for each of our sales platforms.

Retail Card

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2017	2016	2017	2016
Purchase volume	$27,101	$25,411	$50,053	$46,961
Period-end loan receivables	$51,437	$46,705	$51,437	$46,705
Average loan receivables, including held for sale	$50,533	$45,593	$50,588	$45,536
Average active accounts (in thousands)	54,058	52,314	54,729	52,798

Interest and fees on loans	$2,900	$2,585	$5,788	$5,199
Retailer share arrangements	$(657)	$(656)	$(1,338)	$(1,317)
Other income	$25	$69	$102	$148
Retail Card interest and fees on loans increased by $315 million, or 12.2%, and by $589 million, or 11.3%, for the three and six months ended June 30, 2017, respectively. These increases were primarily the result of growth in average loan receivables.
Retailer share arrangements remained relatively flat, for the three and six months ended June 30, 2017, respectively, primarily as a result of the factors discussed under the heading “Retailer Share Arrangements” above.
Other income decreased by $44 million, or 63.8%, and by $46 million, or 31.1%, for the three and six months ended June 30, 2017, respectively, as a result of higher loyalty costs, partially offset by increased interchange revenue driven by increased purchase volume outside of our retail partners' sales channels.
Payment Solutions

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2017	2016	2017	2016
Purchase volume	$3,930	$3,903	$7,616	$7,295
Period-end loan receivables	$15,595	$13,997	$15,595	$13,997
Average loan receivables	$15,338	$13,554	$15,381	$13,492
Average active accounts (in thousands)	9,031	8,153	9,061	8,148

Interest and fees on loans	$533	$467	$1,048	$924
Retailer share arrangements	$(9)	$(7)	$(10)	$(14)
Other income	$6	$3	$10	$7
Payment Solutions interest and fees on loans increased by $66 million, or 14.1%, and by $124 million, or 13.4%, for the three and six months ended June 30, 2017, respectively. These increases were primarily driven by growth in average loan receivables.

CareCredit

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2017	2016	2017	2016
Purchase volume	$2,445	$2,193	$4,687	$4,228
Period-end loan receivables	$8,426	$7,580	$8,426	$7,580
Average loan receivables	$8,219	$7,414	$8,142	$7,349
Average active accounts (in thousands)	5,546	5,064	5,517	5,050

Interest and fees on loans	$494	$442	$968	$869
Retailer share arrangements	$(3)	$(1)	$(5)	$(3)
Other income	$26	$11	$38	$20
CareCredit interest and fees on loans increased by $52 million, or 11.8%, and by $99 million, or 11.4%, for the three and six months ended June 30, 2017, respectively. These increases were primarily driven by growth in average loan receivables.
Investment Securities
____________________________________________________________________________________________
The following discussion provides supplemental information regarding our investment securities portfolio. All of our investment securities are classified as available-for-sale at June 30, 2017 and December 31, 2016, and are held to meet our liquidity objectives and to comply with the Community Reinvestment Act. Investment securities classified as available-for-sale are reported in our Condensed Consolidated Statements of Financial Position at fair value.
The following table sets forth the amortized cost and fair value of our portfolio of investment securities at the dates indicated:

	At June 30, 2017		At December 31, 2016
($ in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debt:
U.S. government and federal agency	$2,576	$2,576	$3,676	$3,676
State and municipal	45	44	47	46
Residential mortgage-backed	1,384	1,362	1,400	1,373
Equity	15	15	15	15
Total	$4,020	$3,997	$5,138	$5,110
Unrealized gains and losses, net of the related tax effects, on available-for-sale securities that are not other-than-temporarily impaired are excluded from earnings and are reported as a separate component of comprehensive income (loss) until realized. At June 30, 2017, our investment securities had gross unrealized gains of $4 million and gross unrealized losses of $27 million. At December 31, 2016, our investment securities had gross unrealized gains of $3 million and gross unrealized losses of $31 million.

Our investment securities portfolio had the following maturity distribution at June 30, 2017. Equity securities have been excluded from the table because they do not have a maturity.

($ in millions)	Due in 1 Year or Less	Due After 1 through 5 Years	Due After 5 through 10 Years	Due After 10 years	Total
Debt:
U.S. government and federal agency	$2,300	$276	$—	$—	$2,576
State and municipal	—	—	2	42	44
Residential mortgage-backed	—	—	—	1,362	1,362
Total(1)	$2,300	$276	$2	$1,404	$3,982
Weighted average yield(2)	0.9%	1.9%	3.4%	2.8%	1.6%
______________________

(1)	Amounts stated represent estimated fair value.

(2)	Weighted average yield is calculated based on the amortized cost of each security. In calculating yield, no adjustment has been made with respect to any tax-exempt obligations.
At June 30, 2017, we did not hold investments in any single issuer with an aggregate book value that exceeded 10% of equity, excluding obligations of the U.S. government.
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

($ in millions)	At June 30, 2017	(%)	At December 31, 2016	(%)
Loans
Credit cards	$72,492	96.1%	$73,580	96.4%
Consumer installment loans	1,514	2.0	1,384	1.8
Commercial credit products	1,386	1.8	1,333	1.7
Other	66	0.1	40	0.1
Total loans	$75,458	100.0%	$76,337	100.0%
Loan receivables decreased by $879 million, or 1.2%, at June 30, 2017 compared to December 31, 2016, primarily driven by the seasonality of our business.
Loan receivables increased by $7,176 million, or 10.5%, at June 30, 2017 compared to June 30, 2016, primarily driven by higher purchase volume and average active account growth.

Our loan receivables portfolio had the following geographic concentration at June 30, 2017.

($ in millions)	Loan Receivables Outstanding	% of Total Loan Receivables Outstanding
State
Texas	$7,686	10.2%
California	$7,545	10.0%
Florida	$6,139	8.1%
New York	$4,208	5.6%
Pennsylvania	$3,213	4.3%
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

($ in millions)	At June 30, 2017	At December 31, 2016
Non-accrual loan receivables	$2	$4
Loans contractually 90 days past-due and still accruing interest	1,433	1,542
Earning TDRs(1)	854	802
Non-accrual, past-due and restructured loan receivables	$2,289	$2,348
______________________

(1)
At June 30, 2017 and December 31, 2016, balances exclude $78 million and $66 million, respectively, of TDRs which are included in loans contractually 90 days past-due and still accruing interest on the balance. See Note 4. Loan Receivables and Allowance for Loan Losses to our condensed consolidated financial statements for additional information on the financial effects of TDRs for the three and six months ended June 30, 2017 and 2016.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2017	2016	2017	2016
Gross amount of interest income that would have been recorded in accordance with the original contractual terms	$53	$43	$104	$85
Interest income recognized	11	12	23	24
Total interest income foregone	$42	$31	$81	$61

Delinquencies
Over-30 day loan delinquencies as a percentage of period-end loan receivables increased to 4.25% at June 30, 2017 from 3.79% at June 30, 2016, and decreased from 4.32% at December 31, 2016. The 46 basis point increase compared to the same period in the prior year was primarily driven by the factors discussed in "Business Trends and Conditions — Stable Asset Quality" in our 2016 Form 10-K. The decrease as compared to December 31, 2016, was primarily driven by the seasonality of our business, partially offset by the various factors referenced above.
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
The table below sets forth the ratio of net charge-offs to average loan receivables, including held for sale, for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Ratio of net charge-offs to average loan receivables, including held for sale	5.42%	4.51%	5.37%	4.63%
Allowance for Loan Losses
The allowance for loan losses totaled $5,001 million at June 30, 2017 compared with $4,344 million at December 31, 2016 and $3,894 million at June 30, 2016, representing our best estimate of probable losses inherent in the portfolio. Our allowance for loan losses as a percentage of total loan receivables increased to 6.63% at June 30, 2017, from 5.69% at December 31, 2016 and 5.70% at June 30, 2016, which reflects the increase in forecasted net charge-offs over the next twelve months. See "Business Trends and Conditions — Stable Asset Quality" in our 2016 Form 10-K for discussion of the various factors that contribute to forecasted net charge-offs over the next twelve months.
The following tables provide changes in our allowance for loan losses for the periods presented:

($ in millions)	Balance at April 1, 2017	Provision charged to operations	Gross charge-offs	Recoveries	Balance at June 30, 2017

Credit cards	$4,585	$1,301	$(1,194)	$214	$4,906
Consumer installment loans	40	1	(11)	4	34
Commercial credit products	50	24	(16)	2	60
Other	1	—	—	—	1
Total	$4,676	$1,326	$(1,221)	$220	$5,001

($ in millions)	Balance at April 1, 2016	Provision charged to operations	Gross charge-offs	Recoveries	Balance at June 30, 2016

Credit cards	$3,543	$988	$(947)	$216	$3,800
Consumer installment loans	31	14	(9)	3	39
Commercial credit products	44	19	(13)	3	53
Other	2	—	—	—	$2
Total	$3,620	$1,021	$(969)	$222	$3,894

($ in millions)	Balance at January 1, 2017	Provision charged to operations	Gross charge-offs	Recoveries	Balance at June 30, 2017

Credit cards	$4,254	$2,579	$(2,378)	$451	$4,906
Consumer installment loans	37	14	(25)	8	34
Commercial credit products	52	39	(34)	3	60
Other	1	—	—	—	1
Total	$4,344	$2,632	$(2,437)	$462	$5,001

	Balance at January 1, 2016	Provision charged to operations	Gross charge- offs	Recoveries	Balance at June 30, 2016
($ in millions)
Credit cards	$3,420	$1,872	$(1,901)	$409	$3,800
Consumer installment loans	26	27	(20)	6	39
Commercial credit products	50	24	(26)	5	53
Other	1	1	—	—	2
Total	$3,497	$1,924	$(1,947)	$420	$3,894
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
Funding Sources
Our primary funding sources include cash from operations, deposits (direct and brokered deposits), securitized financings and third-party debt.
The following table summarizes information concerning our funding sources during the periods indicated:

	2017			2016
Three months ended June 30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$51,836	72.0%	1.6%	$45,523	70.4%	1.6%
Securitized financings	12,213	17.0	2.1	12,211	18.9	1.9
Senior unsecured notes	7,933	11.0	3.4	6,861	10.6	3.4
Bank term loan	—	—	—	65	0.1	NM
Total	$71,982	100.0%	1.9%	$64,660	100.0%	1.9%
______________________

(1)
Excludes $218 million and $208 million average balance of non-interest-bearing deposits for the three months ended June 30, 2017 and 2016, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the three months ended June 30, 2017 and 2016.

	2017			2016
Six months ended June 30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$51,833	72.0%	1.5%	$44,914	68.8%	1.6%
Securitized financings	12,267	17.1	2.1	12,535	19.2	1.9
Senior unsecured notes	7,847	10.9	3.5	6,709	10.3	3.4
Bank term loan	—	—	—	1,118	1.7	5.6
Total	$71,947	100.0%	1.8%	$65,276	100.0%	1.9%
______________________

(1)
Excludes $229 million and $221 million average balance of non-interest-bearing deposits for the six months ended June 30, 2017 and 2016, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the three months ended June 30, 2017 and 2016.

Deposits
We obtain deposits directly from retail and commercial customers (“direct deposits”) or through third-party brokerage firms that offer our deposits to their customers (“brokered deposits”). At June 30, 2017, we had $40.4 billion in direct deposits (which includes deposits from banks and financial institutions) and $12.5 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger that channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to continue to expand our direct deposits base as a source of stable and diversified low cost funding.
Our direct deposits include a range of FDIC-insured deposit products, including certificates of deposit, IRAs, money market accounts and savings accounts.
Brokered deposits are primarily from retail customers of large brokerage firms. We have relationships with 10 brokers that offer our deposits through their networks. Our brokered deposits consist primarily of certificates of deposit that bear interest at a fixed rate and at June 30, 2017, had a weighted average remaining life of 3.2 years. These deposits generally are not subject to early withdrawal.
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

The following table summarizes certain information regarding our interest-bearing deposits by type (all of which constitute U.S. deposits) for the periods indicated:

Three months ended June 30 ($ in millions)	2017			2016
	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$21,825	42.1%	1.6%	$19,393	42.6%	1.5%
Savings accounts (including money market accounts)	17,607	34.0	1.1	13,708	30.1	1.0
Brokered deposits	12,404	23.9	2.3	12,422	27.3	2.2
Total interest-bearing deposits	$51,836	100.0%	1.6%	$45,523	100.0%	1.6%

Six months ended June 30 ($ in millions)	2017			2016
	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$21,532	41.6%	1.6%	$18,856	42.0%	1.5%
Savings accounts (including money market accounts)	17,477	33.7	1.1	13,168	29.3%	1.0
Brokered deposits	12,824	24.7	2.2	12,890	28.7%	2.2
Total interest-bearing deposits	$51,833	100.0%	1.5%	$44,914	100.0%	1.6%
Our deposit liabilities provide funding with maturities ranging from one day to ten years. At June 30, 2017, the weighted average maturity of our interest-bearing time deposits was 1.9 years. See Note 7. Deposits to our condensed consolidated financial statements for more information on their maturities.
The following table summarizes deposits by contractual maturity at June 30, 2017.

($ in millions)	3 Months or Less	Over 3 Months but within 6 Months	Over 6 Months but within 12 Months	Over 12 Months	Total
U.S. deposits (less than $100,000)(1)	$7,335	$1,211	$3,334	$10,650	$22,530
U.S. deposits ($100,000 or more)
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	2,349	1,748	4,559	6,447	15,103
Savings accounts (including money market accounts)	13,669	—	—	—	13,669
Brokered deposits:
Sweep accounts	1,583	—	—	—	1,583
Total	$24,936	$2,959	$7,893	$17,097	$52,885
______________________

(1)	Includes brokered certificates of deposit for which underlying individual deposit balances are assumed to be less than $100,000.
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

The following table summarizes expected contractual maturities of the investors’ interests in securitized financings, excluding debt premiums, discounts and issuance cost at June 30, 2017.

($ in millions)	Less Than One Year	One Year Through Three Years	After Three Through Five Years	After Five Years	Total
Scheduled maturities of long-term borrowings—owed to securitization investors:
SYNCT(1)	$3,604	$4,753	$959	$—	$9,316
SFT	242	2,658	—	—	2,900
Total long-term borrowings—owed to securitization investors	$3,846	$7,411	$959	$—	$12,216
______________________

(1)	Excludes subordinated classes of SYNCT notes that we own.
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
The following table summarizes for each of our trusts the three-month rolling average excess spread at June 30, 2017.

	Note Principal Balance ($ in millions)	# of Series Outstanding	Three-Month Rolling Average Excess Spread(1)
SYNCT(2)	$10,840	18	~14.8% to 17.5%
SFT	$2,900	10	12.0%
______________________

(1)
Represents the excess spread (generally calculated as interest income collected from the applicable pool of loan receivables less applicable net charge-offs, interest expense and servicing costs, divided by the aggregate principal amount of loan receivables in the applicable pool) for each trust (or, in the case of SYNCT, represents a range of the excess spreads relating to the particular series issued within the trust), in each case calculated in accordance with the applicable trust or series documentation, for the three securitization monthly periods ending prior to June 30, 2017.

(2)	Includes subordinated classes of SYNCT notes that we own.

Third-Party Debt
Senior Unsecured Notes
The following table provides a summary of our outstanding senior unsecured notes at June 30, 2017.

($ in millions)	Maturity	Principal Amount Outstanding(1)
Fixed rate senior unsecured notes:
Synchrony Financial
1.875% senior unsecured notes	August, 2017	$500
2.600% senior unsecured notes	January, 2019	1,000
3.000% senior unsecured notes	August, 2019	1,100
2.700% senior unsecured notes	February, 2020	750
3.750% senior unsecured notes	August, 2021	750
4.250% senior unsecured notes	August, 2024	1,250
4.500% senior unsecured notes	July, 2025	1,000
3.700% senior unsecured notes	August, 2026	500
Synchrony Bank
3.000% senior unsecured notes	June, 2022	750
Total fixed rate senior unsecured notes		$7,600

Floating rate senior unsecured notes:
Synchrony Financial
Three-month LIBOR plus 1.40% senior unsecured notes	November, 2017	$700
Three-month LIBOR plus 1.23% senior unsecured notes	February, 2020	$250
Total floating rate senior unsecured notes		$950
______________________

(1)	The amounts shown exclude unamortized debt discount, premiums and issuance cost.
At June 30, 2017, the aggregate amount of outstanding senior unsecured notes was $8.5 billion and the weighted average interest rate was 3.27%.
Short-Term Borrowings
Except as described above, there were no material short-term borrowings for the periods presented.
Undrawn Credit Facilities
At June 30, 2017, we had an aggregate of $6.1 billion of undrawn committed capacity on our securitized financings, subject to customary borrowing conditions, from private lenders under our two existing securitization programs, and an aggregate of $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders.
Other
At June 30, 2017, we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.

Covenants
The indenture pursuant to which our senior unsecured notes have been issued includes various covenants. If we do not satisfy any of these covenants, the maturity of amounts outstanding thereunder may be accelerated and become payable. We were in compliance with all of these covenants at June 30, 2017.
Our real estate leases also include various covenants, but typically do not include financial covenants. If we do not satisfy the covenants in the real estate leases, the leases may be terminated and we may be liable for damage claims.
At June 30, 2017, we were not in default under any of our credit facilities or senior unsecured notes and had not received any notices of default under any of our real estate leases.
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
We maintain a liquidity portfolio, which at June 30, 2017 had $15.3 billion of liquid assets, primarily consisting of cash and equivalents and short-term obligations of the U.S. Treasury, less cash in transit which is not considered to be liquid, compared to $13.6 billion of liquid assets at December 31, 2016. The increase in liquid assets was primarily due to the retention of excess cash flows from operations within our Company.
As additional sources of liquidity, at June 30, 2017, we had an aggregate of $6.6 billion of undrawn credit facilities, subject to customary borrowing conditions, from private lenders under our existing securitization programs and an unsecured revolving credit facility, and we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
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
Our capital adequacy assessment also includes tax and accounting considerations in accordance with regulatory guidance. We maintain a net deferred tax asset on our balance sheet, and we include this asset when calculating our regulatory capital levels. However, for regulatory capital purposes, deferred tax assets are limited to (i) the amount of taxes previously paid that a company could recover through loss carrybacks; and (ii) 10% of the amount of our Tier 1 capital. At June 30, 2017, no portion of our deferred tax asset was disallowed for regulatory capital purposes.
Synchrony and the Bank are required to conduct stress tests on an annual basis. Under the Office of the Comptroller of the Currency of the U.S. Treasury's (the “OCC”) and the Federal Reserve Board's stress test regulations, the Bank and Synchrony are required to use stress-testing methodologies providing for results under various scenarios of economic and financial market stress. In addition, while as a savings and loan holding company we currently are not subject to the Federal Reserve Board's capital planning rule, we submitted a capital plan to the Federal Reserve Board in April 2017.
Dividend and Share Repurchases

Cash Dividends Declared	Month of Payment	Amount per Common Share	Amount
($ in millions, except per share data)
Three months ended March 31, 2017	February 2017	$0.13	$105
Three months ended June 30, 2017	May 2017	$0.13	105
Total dividends declared		$0.26	$210

On May 18, 2017, the Board announced plans to increase the quarterly dividend to $0.15 per share commencing in the third quarter of 2017. The declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board and will depend on many factors, including the financial condition, earnings, capital and liquidity requirements of us and the Bank, regulatory restrictions, corporate law and contractual restrictions and other factors that our Board of Directors deems relevant. In addition, banking laws and regulations and our banking regulators may limit our ability to pay dividends and make repurchases of our stock. For a discussion of regulatory restrictions on our and the Bank’s ability to pay dividends and repurchase stock, see “Risk Factors—Risks Relating to Regulation—Synchrony is subject to restrictions that limit its ability to pay dividends and repurchase its common stock; the Bank is subject to restrictions that limit its ability to pay dividends to Synchrony, which could limit Synchrony's ability to pay dividends, repurchase its common stock or make payments on its indebtedness” in our 2016 Form 10-K.

Shares Repurchased Under Publicly Announced Programs	Total Number of Shares Purchased	Dollar Value of Share Purchased

($ and shares in millions)
Three months ended March 31, 2017	6.6	$238
Three months ended June 30, 2017	15.7	438
Total	22.3	$676

In May 2017 we completed our initial share repurchase program of up to $952 million (the "2016 Share Repurchase Program"). On May 18, 2017, the Company approved a share repurchase program of up to $1.64 billion through June 30, 2018 (the "2017 Share Repurchase Program"). We made and expect to continue to make share repurchases subject to market conditions and other factors, including legal and regulatory restrictions and required approvals.
Regulatory Capital Requirements - Synchrony Financial
As a savings and loan holding company, we are required to maintain minimum capital ratios, under the applicable U.S. Basel III capital rules. For more information, see “Regulation—Savings and Loan Holding Company Regulation” in our 2016 Form 10-K.
For Synchrony Financial to be a well-capitalized savings and loan holding company, Synchrony Bank must be well-capitalized and Synchrony Financial must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. As of June 30, 2017, Synchrony Financial met all the requirements to be deemed well-capitalized.
The following table sets forth at June 30, 2017 and December 31, 2016 the composition of our capital ratios for the Company calculated under the Basel III regulatory capital standards, respectively.

	Basel III Transition (unless otherwise stated)
	At June 30, 2017		At December 31, 2016
($ in millions)	Amount	Ratio(1)	Amount	Ratio(1)
Total risk-based capital	$14,022	18.7%	$14,129	18.5%
Tier 1 risk-based capital	$13,037	17.4%	$13,135	17.2%
Tier 1 leverage	$13,037	14.8%	$13,135	15.0%
Common equity Tier 1 capital	$13,037	17.4%	$13,135	17.2%
Common equity Tier 1 capital - fully phased-in (estimated)	$12,891	17.2%	$12,872	17.0%
______________________

(1)
Tier 1 leverage ratio represents total tier 1 capital as a percentage of total average assets, after certain adjustments. All other ratios presented above represent the applicable capital measure as a percentage of risk-weighted assets.

The increase in our Common equity Tier 1 capital ratio was primarily due to the decrease in risk-weighted assets in the six months ended June 30, 2017. The decrease in risk-weighted assets was primarily due to the seasonal decrease in our loan receivables.
Non-GAAP Measures
The capital ratios presented above include Common equity Tier 1 capital ("CET1") as calculated under the U.S. Basel III capital rules on a fully phased-in basis, which is not currently required by our regulators to be disclosed and, as such, is considered to be a non-GAAP measure. We believe that this capital ratio is a useful measure to investors because it is widely used by analysts and regulators to assess the capital position of financial services companies, although this ratio may not be comparable to similarly titled measures reported by other companies. The following table sets forth a reconciliation of the components of our CET1 capital ratio as calculated on a fully phased-in basis set forth above, to the comparable GAAP components at June 30, 2017 and December 31, 2016.

($ in millions)	At June 30, 2017	At December 31, 2016
Basel III - Common equity Tier 1 (transition)	$13,037	$13,135
Adjustments related to capital components during transition(1)	(146)	(263)

Basel III - Common equity Tier 1 (fully phased-in)	$12,891	$12,872

Risk-weighted assets - Basel III (transition)	$74,792	$76,179
Adjustments related to risk weighted assets during transition(2)	(44)	(238)

Risk-weighted assets - Basel III (fully phased-in)	$74,748	$75,941

______________________

(1)	Adjustments related to capital components to determine CET1 (fully phased-in) include the phase-in of the intangible asset exclusion.

(2)
Key differences between Basel III transition rules and fully phased-in Basel III rules relate to the calculation of risk-weighted assets including, but not limited to, adjustments for certain intangible assets and risk weighting of deferred tax assets.

Regulatory Capital Requirements - Synchrony Bank
At June 30, 2017 and December 31, 2016, the Bank met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. The following table sets forth the composition of the Bank’s capital ratios calculated under the Basel III rules at June 30, 2017 and December 31, 2016.

	At June 30, 2017		At December 31, 2016		Minimum to be Well- Capitalized under Prompt Corrective Action Provisions - Basel III
($ in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital	$10,193	16.8%	$10,101	16.7%	$6,067	10.0%
Tier 1 risk-based capital	$9,391	15.5%	$9,312	15.4%	$4,853	8.0%
Tier 1 leverage	$9,391	13.1%	$9,312	13.2%	$3,581	5.0%
Common equity Tier 1 capital	$9,391	15.5%	$9,312	15.4%	$3,943	6.5%
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
Off-Balance Sheet Arrangements and Unfunded Lending Commitments
____________________________________________________________________________________________
We do not have any significant off-balance sheet arrangements, including guarantees of third-party obligations. Guarantees are contracts or indemnification agreements that contingently require us to make a guaranteed payment or perform an obligation to a third-party based on certain trigger events. At June 30, 2017, we had not recorded any contingent liabilities in our Condensed Consolidated Statement of Financial Position related to any guarantees.
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
New Accounting Standards
____________________________________________________________________________________________
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In July 2015, the FASB approved a one-year deferral of this standard, with a revised effective date for annual and interim reporting periods beginning after December 15, 2017. The scope of ASU 2014-09 excludes interest and fee income on loans and gains and losses on investment securities, derivatives and the sales of financial instruments, and as a result, the majority of the Company's revenue will not be affected by the ASU. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. We do not expect the guidance to have a material impact on the timing or measurement of the Company’s revenues.
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
As a savings and loan holding company and, as of June 2017, a financial holding company, Synchrony is subject to regulation, supervision and examination by the Federal Reserve Board. As a large provider of consumer financial services, we are also subject to regulation, supervision and examination by the CFPB.
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

ITEM 1. FINANCIAL STATEMENTS
Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Earnings
(Unaudited)
____________________________________________________________________________________________

	Three months ended June 30,		Six months ended June 30,
($ in millions, except per share data)	2017	2016	2017	2016
Interest income:
Interest and fees on loans (Note 4)	$3,927	$3,494	$7,804	$6,992
Interest on investment securities	43	21	79	43
Total interest income	3,970	3,515	7,883	7,035
Interest expense:
Interest on deposits	202	179	396	351
Interest on borrowings of consolidated securitization entities	63	59	128	117
Interest on third-party debt	68	65	135	146
Total interest expense	333	303	659	614
Net interest income	3,637	3,212	7,224	6,421
Retailer share arrangements	(669)	(664)	(1,353)	(1,334)
Net interest income, after retailer share arrangements	2,968	2,548	5,871	5,087
Provision for loan losses (Note 4)	1,326	1,021	2,632	1,924
Net interest income, after retailer share arrangements and provision for loan losses	1,642	1,527	3,239	3,163
Other income:
Interchange revenue	165	151	310	281
Debt cancellation fees	68	63	136	127
Loyalty programs	(206)	(135)	(343)	(245)
Other	30	4	47	12
Total other income	57	83	150	175
Other expense:
Employee costs	321	301	646	581
Professional fees	158	154	309	300
Marketing and business development	124	107	218	201
Information processing	88	81	178	163
Other	220	196	468	394
Total other expense	911	839	1,819	1,639
Earnings before provision for income taxes	788	771	1,570	1,699
Provision for income taxes (Note 12)	292	282	575	628
Net earnings	$496	$489	$995	$1,071

Earnings per share
Basic	$0.62	$0.59	$1.23	$1.28
Diluted	$0.61	$0.58	$1.23	$1.28

Dividends declared per common share	$0.13	$—	$0.26	$—

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
____________________________________________________________________________________________

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2017	2016	2017	2016

Net earnings	$496	$489	$995	$1,071

Other comprehensive income (loss)
Investment securities	4	6	3	17
Currency translation adjustments	2	5	1	6
Employee benefit plans	—	—	—	(2)
Other comprehensive income (loss)	6	11	4	21

Comprehensive income	$502	$500	$999	$1,092
Amounts presented net of taxes.

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Financial Position
____________________________________________________________________________________________

($ in millions)	At June 30, 2017	At December 31, 2016
	(Unaudited)
Assets
Cash and equivalents	$12,020	$9,321
Investment securities (Note 3)	3,997	5,110
Loan receivables: (Notes 4 and 5)
Unsecuritized loans held for investment	52,550	52,332
Restricted loans of consolidated securitization entities	22,908	24,005
Total loan receivables	75,458	76,337
Less: Allowance for loan losses	(5,001)	(4,344)
Loan receivables, net	70,457	71,993
Goodwill	991	949
Intangible assets, net (Note 6)	787	712
Other assets(a)	2,888	2,122
Total assets	$91,140	$90,207

Liabilities and Equity
Deposits: (Note 7)
Interest-bearing deposit accounts	$52,659	$51,896
Non-interest-bearing deposit accounts	226	159
Total deposits	52,885	52,055
Borrowings: (Notes 5 and 8)
Borrowings of consolidated securitization entities	12,204	12,388
Senior unsecured notes	8,505	7,759
Total borrowings	20,709	20,147
Accrued expenses and other liabilities	3,214	3,809
Total liabilities	$76,808	$76,011

Equity:
Common Stock, par share value $0.001 per share; 4,000,000,000 shares authorized; 833,984,684 shares issued at both June 30, 2017 and December 31, 2016; 795,324,028 and 817,352,328 shares outstanding at June 30, 2017 and December 31, 2016, respectively	$1	$1
Additional paid-in capital	9,415	9,393
Retained earnings	6,109	5,330
Accumulated other comprehensive income (loss):
Investment securities	(15)	(18)
Currency translation adjustments	(19)	(20)
Other	(15)	(15)
Treasury Stock, at cost; 38,660,656 and 16,632,356 shares at June 30, 2017 and December 31, 2016, respectively	(1,144)	(475)
Total equity	14,332	14,196
Total liabilities and equity	$91,140	$90,207
_______________________
(a) Other assets include restricted cash and equivalents of $867 million and $347 million at June 30, 2017 and December 31, 2016, respectively.
See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
____________________________________________________________________________________________

	Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity

Balance at January 1, 2016	833,828	$1	$9,351	$3,293	$(41)	$—	$12,604
Net earnings	—	—	—	1,071	—	—	1,071
Other comprehensive income	—	—	—	—	21	—	21
Stock-based compensation	93	—	19	—	—	—	19
Balance at June 30, 2016	833,921	$1	$9,370	$4,364	$(20)	$—	$13,715

Balance at January 1, 2017	833,985	$1	$9,393	$5,330	$(53)	$(475)	$14,196
Net earnings	—	—	—	995	—	—	995
Other comprehensive income	—	—	—	—	4	—	4
Purchases of treasury stock	—	—	—	—	—	(676)	(676)
Stock-based compensation	—	—	22	(6)	—	7	23
Dividends - common stock	—	—	—	(210)	—	—	(210)
Balance at June 30, 2017	833,985	$1	$9,415	$6,109	$(49)	$(1,144)	$14,332

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
____________________________________________________________________________________________

	Six months ended June 30,
($ in millions)	2017	2016
Cash flows - operating activities
Net earnings	$995	$1,071
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for loan losses	2,632	1,924
Deferred income taxes	(181)	97
Depreciation and amortization	118	108
(Increase) decrease in interest and fees receivable	(96)	(35)
(Increase) decrease in other assets	(31)	42
Increase (decrease) in accrued expenses and other liabilities	(242)	(496)
All other operating activities	323	261
Cash provided from (used for) operating activities	3,518	2,972

Cash flows - investing activities
Maturity and redemption of investment securities	2,075	996
Purchases of investment securities	(966)	(565)
Acquisition of loan receivables	(73)	(54)
Net (increase) decrease in restricted cash and equivalents	(520)	87
Net (increase) decrease in loan receivables	(1,179)	(1,613)
All other investing activities	(297)	(86)
Cash provided from (used for) investing activities	(960)	(1,235)

Cash flows - financing activities
Borrowings of consolidated securitization entities
Proceeds from issuance of securitized debt	1,570	2,167
Maturities and repayment of securitized debt	(1,758)	(3,524)
Third-party debt
Proceeds from issuance of third-party debt	741	498
Maturities and repayment of third-party debt	—	(4,151)
Net increase (decrease) in deposits	478	2,737
Purchases of treasury stock	(676)	—
Dividends paid on common stock	(210)	—
All other financing activities	(4)	(2)
Cash provided from (used for) financing activities	141	(2,275)

Increase (decrease) in cash and equivalents	2,699	(538)
Cash and equivalents at beginning of period	9,321	12,325
Cash and equivalents at end of period	$12,020	$11,787

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
We primarily conduct our operations within the United States and Canada. Substantially all of our revenues are from U.S. customers. The operating activities conducted by our non-U.S. affiliates use the local currency as their functional currency. The effects of translating the financial statements of these non-U.S. affiliates to U.S. dollars are included in equity. Asset and liability accounts are translated at period-end exchange rates, while revenues and expenses are translated at average rates for the respective periods.
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
Summary of Significant Accounting Policies
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In July 2015, the FASB approved a one-year deferral of this standard, with a revised effective date for annual and interim reporting periods beginning after December 15, 2017. The scope of ASU 2014-09 excludes interest and fee income on loans and gains and losses on investment securities, derivatives and the sales of financial instruments, and as a result, the majority of our revenue will not be affected by the ASU. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. We do not expect the guidance to have a material impact on the timing or measurement of the Company’s revenues.
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

NOTE 3.    INVESTMENT SECURITIES
All of our investment securities are classified as available-for-sale and are held to meet our liquidity objectives or to comply with the Community Reinvestment Act. Our investment securities consist of the following:

	June 30, 2017				December 31, 2016
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
($ in millions)	cost	gains	losses	fair value	cost	gains	losses	fair value
Debt
U.S. government and federal agency	$2,576	$2	$(2)	$2,576	$3,676	$1	$(1)	$3,676
State and municipal	45	—	(1)	44	47	—	(1)	46
Residential mortgage-backed(a)	1,384	2	(24)	1,362	1,400	2	(29)	1,373
Equity	15	—	—	15	15	—	—	15
Total	$4,020	$4	$(27)	$3,997	$5,138	$3	$(31)	$5,110
_______________________

(a)
All of our residential mortgage-backed securities have been issued by government-sponsored entities and are collateralized by U.S. mortgages. At June 30, 2017 and December 31, 2016, $381 million and $363 million, respectively, are pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve Discount Window advances.

The following table presents the estimated fair values and gross unrealized losses of our available-for-sale investment securities:

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
($ in millions)	fair value	losses	fair value	losses
At June 30, 2017
Debt
U.S. government and federal agency	$2,300	$(2)	$—	$—
State and municipal	32	(1)	3	—
Residential mortgage-backed	1,183	(22)	55	(2)
Equity	14	—	—	—
Total	$3,529	$(25)	$58	$(2)

At December 31, 2016
Debt
U.S. government and federal agency	$1,701	$(1)	$—	$—
State and municipal	35	(1)	4	—
Residential mortgage-backed	1,235	(28)	35	(1)
Equity	14	—	1	—
Total	$2,985	$(30)	$40	$(1)
We regularly review investment securities for impairment using both qualitative and quantitative criteria. We presently do not intend to sell our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell these securities before recovery of our amortized cost.
There were no other-than-temporary impairments recognized for the three and six months ended June 30, 2017 and 2016.

Contractual Maturities of Investments in Available-for-Sale Debt Securities (excluding residential mortgage-backed securities)

	Amortized	Estimated
At June 30, 2017 ($ in millions)	cost	fair value

Due
Within one year	$2,302	$2,300
After one year through five years	$274	$276
After five years through ten years	$3	$2
After ten years	$42	$42
We expect actual maturities to differ from contractual maturities because borrowers have the right to prepay certain obligations.
There were no material realized gains or losses recognized for the three and six months ended June 30, 2017 and 2016.
Although we generally do not have the intent to sell any specific securities held at June 30, 2017, in the ordinary course of managing our investment securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield, liquidity requirements and funding obligations.
NOTE 4.    LOAN RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

($ in millions)	June 30, 2017	December 31, 2016

Credit cards	$72,492	$73,580
Consumer installment loans	1,514	1,384
Commercial credit products	1,386	1,333
Other	66	40
Total loan receivables, before allowance for losses(a)(b)	$75,458	$76,337
_______________________

(a)
Total loan receivables include $22.9 billion and $24.0 billion of restricted loans of consolidated securitization entities at June 30, 2017 and December 31, 2016, respectively. See Note 5. Variable Interest Entities for further information on these restricted loans.

(b)	At June 30, 2017 and December 31, 2016, loan receivables included deferred expense, net of deferred income, of $98 million and $82 million, respectively.
Allowance for Loan Losses

($ in millions)	Balance at April 1, 2017	Provision charged to operations	Gross charge-offs	Recoveries	Balance at June 30, 2017

Credit cards	$4,585	$1,301	$(1,194)	$214	$4,906
Consumer installment loans	40	1	(11)	4	34
Commercial credit products	50	24	(16)	2	60
Other	1	—	—	—	$1
Total	$4,676	$1,326	$(1,221)	$220	$5,001

($ in millions)	Balance at April 1, 2016	Provision charged to operations	Gross charge-offs	Recoveries	Balance at June 30, 2016

Credit cards	$3,543	$988	$(947)	$216	$3,800
Consumer installment loans	31	14	(9)	3	39
Commercial credit products	44	19	(13)	3	53
Other	2	—	—	—	$2
Total	$3,620	$1,021	$(969)	$222	$3,894

($ in millions)	Balance at January 1, 2017	Provision charged to operations	Gross charge-offs	Recoveries	Balance at June 30, 2017

Credit cards	$4,254	$2,579	$(2,378)	$451	$4,906
Consumer installment loans	37	14	(25)	8	34
Commercial credit products	52	39	(34)	3	60
Other	1	—	—	—	$1
Total	$4,344	$2,632	$(2,437)	$462	$5,001

($ in millions)	Balance at January 1, 2016	Provision charged to operations	Gross charge-offs	Recoveries	Balance at June 30, 2016

Credit cards	$3,420	$1,872	$(1,901)	$409	$3,800
Consumer installment loans	26	27	(20)	6	39
Commercial credit products	50	24	(26)	5	53
Other	1	1	—	—	2
Total	$3,497	$1,924	$(1,947)	$420	$3,894

Delinquent and Non-accrual Loans

At June 30, 2017 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing

Credit cards	$1,727	$1,415	$3,142	$1,415	$—
Consumer installment loans	18	2	20	—	2
Commercial credit products	28	18	46	18	—
Total delinquent loans	$1,773	$1,435	$3,208	$1,433	$2
Percentage of total loan receivables	2.4%	1.9%	4.3%	1.9%	—%

At December 31, 2016 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing

Credit cards	$1,695	$1,524	$3,219	$1,524	$—
Consumer installment loans	19	4	23	—	4
Commercial credit products	35	18	53	18	—
Total delinquent loans	$1,749	$1,546	$3,295	$1,542	$4
Percentage of total loan receivables	2.3%	2.0%	4.3%	2.0%	—%

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

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2017	2016	2017	2016
Credit cards	$175	$119	$347	$251
Consumer installment loans	—	—	—	—
Commercial credit products	1	—	2	1
Total	$176	$119	$349	$252
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

At June 30, 2017 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$927	$(355)	$572	$823
Consumer installment loans	—	—	—	—
Commercial credit products	5	(2)	3	5
Total	$932	$(357)	$575	$828

At December 31, 2016 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$862	$(321)	$541	$761
Consumer installment loans	—	—	—	—
Commercial credit products	6	(3)	3	5
Total	$868	$(324)	$544	$766

Financial Effects of TDRs
As part of our loan modifications for borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following table presents the types and financial effects of loans modified and accounted for as TDRs during the periods presented:

Three months ended June 30,	2017			2016
($ in millions)	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$11	$53	$910	$12	$43	$773
Consumer installment loans	—	—	—	—	—	—
Commercial credit products	—	—	6	—	—	6
Total	$11	$53	$916	$12	$43	$779

Six months ended June 30,	2017			2016
($ in millions)	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$23	$104	$894	$24	$85	$768
Consumer installment loans	—	—	—	—	—	—
Commercial credit products	—	—	6	—	—	6
Total	$23	$104	$900	$24	$85	$774
Payment Defaults
The following table presents the type, number and amount of loans accounted for as TDRs that enrolled in a modification plan within the previous 12 months from the applicable balance sheet date and experienced a payment default during the periods presented. A customer defaults from a modification program after two consecutive missed payments.

Three months ended June 30,	2017		2016
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	19,318	$40	7,735	$25
Consumer installment loans	—	—	—	—
Commercial credit products	44	—	44	—
Total	19,362	$40	7,779	$25

Six months ended June 30,	2017		2016
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	35,399	$73	18,024	$46
Consumer installment loans	—	—	—	—
Commercial credit products	84	1	81	—
Total	35,483	$74	18,105	$46

Credit Quality Indicators
Our loan receivables portfolio includes both secured and unsecured loans. Secured loan receivables are largely comprised of consumer installment loans secured by equipment. Unsecured loan receivables are largely comprised of our open-ended consumer and commercial revolving credit card loans. As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, as well as information from credit bureaus, such as a Fair Isaac Corporation (“FICO”) or other credit scores, relating to the customer’s broader credit performance. FICO scores are generally obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three credit score categories: (i) 661 or higher, which are considered the strongest credits; (ii) 601 to 660, considered moderate credit risk; and (iii) 600 or less, which are considered weaker credits. There are certain customer accounts for which a FICO score is not available where we use alternative sources to assess their credit and predict behavior. The following table provides the most recent FICO scores available for our customers at June 30, 2017 and December 31, 2016, respectively, as a percentage of each class of loan receivable. The table below excludes 0.7%, 0.7% and 0.9% of our total loan receivables balance at June 30, 2017, December 31, 2016 and June 30, 2016, respectively, which represents those customer accounts for which a FICO score is not available.

	June 30, 2017			December 31, 2016			June 30, 2016
	661 or	601 to	600 or	661 or	601 to	600 or	661 or	601 to	600 or
	higher	660	less	higher	660	less	higher	660	less

Credit cards	72%	20%	8%	73%	20%	7%	73%	20%	7%
Consumer installment loans	78%	16%	6%	78%	16%	6%	79%	16%	5%
Commercial credit products	89%	7%	4%	87%	9%	4%	87%	9%	4%
Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and by applying the same credit standards for all of our credit products. Unused credit card lines available to our customers totaled approximately $360 billion and $348 billion at June 30, 2017 and December 31, 2016, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.
Interest Income by Product
The following table provides additional information about our interest and fees on loans from our loan receivables, including held for sale:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2017	2016	2017	2016
Credit cards	$3,858	$3,432	$7,669	$6,868
Consumer installment loans	34	28	66	55
Commercial credit products	34	33	68	68
Other	1	1	1	1
Total	$3,927	$3,494	$7,804	$6,992
NOTE 5.    VARIABLE INTEREST ENTITIES
We use VIEs to securitize loans and arrange asset-backed financing in the ordinary course of business. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE and we did not provide non-contractual support for previously transferred loan receivables to any VIE in the three and six months ended June 30, 2017 and 2016. Our VIEs are able to accept new loan receivables and arrange new asset-backed financings, consistent with the requirements and limitations on such activities placed on the VIE by existing investors. Once an account has been designated to a VIE, the contractual arrangements we have require all existing and future loans originated under such account to be transferred to the VIE. The amount of loan receivables held by our VIEs in excess of the minimum amount required under the asset-backed financing arrangements with investors may be removed by us under random removal of accounts provisions. All loan receivables held by a VIE are subject to claims of third-party investors.
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

The table below summarizes the assets and liabilities of our consolidated securitization VIEs described above.

($ in millions)	June 30, 2017	December 31, 2016
Assets
Loan receivables, net(a)	$21,707	$22,892
Other assets(b)	670	107
Total	$22,377	$22,999

Liabilities
Borrowings	$12,204	$12,388
Other liabilities	19	21
Total	$12,223	$12,409
_______________________

(a)	Includes $1.2 billion and $1.1 billion of related allowance for loan losses resulting in gross restricted loans of $22.9 billion and $24.0 billion at June 30, 2017 and December 31, 2016, respectively.

(b)
Includes $665 million and $100 million of segregated funds held by the VIEs at June 30, 2017 and December 31, 2016, respectively, which are classified as restricted cash and equivalents and included as a component of other assets in our Condensed Consolidated Statements of Financial Position.

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
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $1.1 billion for both the three months ended June 30, 2017 and 2016. Related expenses consisted primarily of provision for loan losses of $303 million and $275 million for the three months ended June 30, 2017 and 2016, respectively, and interest expense of $63 million and $59 million for the three months ended June 30, 2017 and 2016, respectively.
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $2.1 billion and $2.3 billion for the six months ended June 30, 2017 and 2016, respectively. Related expenses consisted primarily of provision for loan losses of $601 million and $517 million for the six months ended June 30, 2017 and 2016, respectively, and interest expense of $128 million and $117 million for the six months ended June 30, 2017 and 2016, respectively.
NOTE 6.    INTANGIBLE ASSETS

	June 30, 2017			December 31, 2016
($ in millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related	$1,207	$(616)	$591	$1,069	$(560)	$509
Capitalized software	343	(147)	196	318	(115)	203
Total	$1,550	$(763)	$787	$1,387	$(675)	$712
During the six months ended June 30, 2017, we recorded additions to intangible assets subject to amortization of $175 million, primarily related to customer-related intangible assets, as well as capitalized software expenditures.

Customer-related intangible assets primarily relate to retail partner contract acquisitions and extensions, as well as purchased credit card relationships. During the six months ended June 30, 2017 and 2016, we recorded additions to customer-related intangible assets subject to amortization of $150 million and $25 million, respectively, primarily related to payments made to acquire and extend certain retail partner relationships. These additions had a weighted average amortizable life of 11 years and 9 years for the six months ended June 30, 2017 and 2016, respectively.
Amortization expense related to retail partner contracts was $28 million and $25 million for the three months ended June 30, 2017 and 2016, respectively, and $55 million and $50 million for the six months ended June 30, 2017 and 2016, respectively and is included as a component of marketing and business development expense in our Condensed Consolidated Statements of Earnings. All other amortization expense was $20 million and $19 million for both the three months ended June 30, 2017 and 2016, respectively and $38 million and $37 million for the six months ended June 30, 2017 and 2016, respectively and is included as a component of other expense in our Condensed Consolidated Statements of Earnings.
NOTE 7.    DEPOSITS

	June 30, 2017		December 31, 2016
($ in millions)	Amount	Average rate(a)	Amount	Average rate(a)

Interest-bearing deposits	$52,659	1.5%	$51,896	1.5%
Non-interest-bearing deposits	226	—	159	—
Total deposits	$52,885		$52,055
____________________

(a)	Based on interest expense for the six months ended June 30, 2017 and the year ended December 31, 2016 and average deposits balances.
At June 30, 2017 and December 31, 2016, interest-bearing deposits included $15.1 billion and $14.2 billion of certificates of deposit of $100,000 or more, respectively. Of the total certificates of deposit of $100,000 or more, $4.8 billion and $4.4 billion were certificates of deposit of $250,000 or more at June 30, 2017 and December 31, 2016, respectively.
At June 30, 2017, our interest-bearing time deposits maturing for the remainder of 2017 and over the next four years and thereafter were as follows:

($ in millions)	2017	2018	2019	2020	2021	Thereafter
Deposits	$7,058	$10,999	$5,373	$3,119	$2,257	$3,246
The above maturity table excludes $17.5 billion of demand deposits with no defined maturity, of which $15.6 billion are savings accounts. In addition, at June 30, 2017, we had $3.1 billion of broker network deposit sweeps procured through a program arranger who channels brokerage account deposits to us. Unless extended, the contracts associated with these broker network deposit sweeps will terminate between 2019 and 2021.

NOTE 8.    BORROWINGS

	June 30, 2017				December 31, 2016
($ in millions)	Maturity date	Interest Rate	Weighted average interest rate	Outstanding Amount(a)	Outstanding Amount(a)

Borrowings of consolidated securitization entities:
Fixed securitized borrowings	2017 - 2021	1.35% - 2.64%	1.83%	$9,304	$8,731
Floating securitized borrowings	2018 - 2020	1.70% - 2.04%	1.82%	2,900	3,657
Total borrowings of consolidated securitization entities			1.83%	12,204	12,388

Synchrony Financial senior unsecured notes:
Fixed senior unsecured notes	2017 - 2026	1.87% - 4.50%	3.41%	6,815	6,811
Floating senior unsecured notes	2017 - 2020	2.40% - 2.59%	2.53%	949	948

Synchrony Bank senior unsecured notes:
Fixed senior unsecured notes	2022	3.00%	3.00%	741	—
Total senior unsecured notes			3.27%	8,505	7,759

Total borrowings				$20,709	$20,147
___________________

(a)	The amounts presented above for outstanding borrowings include unamortized debt premiums, discounts and issuance cost.
Debt Maturities
The following table summarizes the maturities of the principal amount of our borrowings of consolidated securitization entities and senior unsecured notes for the remainder of 2017 and over the next four years and thereafter:

($ in millions)	2017	2018	2019	2020	2021	Thereafter
Borrowings	$3,153	$2,749	$6,810	$3,146	$1,408	$3,500

Third-Party Debt
Senior Unsecured Notes
On June 12, 2017, the Bank issued a total of $750 million principal amount of 3.000% senior unsecured notes due 2022.

Credit Facilities
As additional sources of liquidity, we have undrawn committed capacity under credit facilities, primarily related to our securitization programs.
At June 30, 2017, we had an aggregate of $6.1 billion of undrawn committed capacity under our securitization financings, subject to customary borrowing conditions, from private lenders under our two existing securitization programs, and an aggregate of $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders.

NOTE 9.    FAIR VALUE MEASUREMENTS
For a description of how we estimate fair value, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies in our 2016 annual consolidated and combined financial statements in our 2016 Form 10-K.
The following tables present our assets and liabilities measured at fair value on a recurring basis.
Recurring Fair Value Measurements
The following tables present our assets measured at fair value on a recurring basis.

At June 30, 2017 ($ in millions)	Level 1	Level 2	Level 3	Total

Assets
Investment securities
Debt
U.S. Government and Federal Agency	$—	$2,576	$—	$2,576
State and municipal	—	—	44	44
Residential mortgage-backed	—	1,362	—	1,362
Equity	15	—	—	15
Total	$15	$3,938	$44	$3,997

At December 31, 2016 ($ in millions)

Assets
Investment securities
Debt
U.S. Government and Federal Agency	$—	$3,676	$—	$3,676
State and municipal	—	—	46	46
Residential mortgage-backed	—	1,373	—	1,373
Equity	15	—	—	15
Total	$15	$5,049	$46	$5,110
For the six months ended June 30, 2017, there were no securities transferred between Level 1 and Level 2 or between Level 2 and Level 3. At June 30, 2017 and December 31, 2016, we did not have any significant liabilities measured at fair value on a recurring basis.
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

The following table presents the changes in our Level 3 debt instruments that are measured on a recurring basis for the three and six months ended June 30, 2017 and 2016.
Changes in Level 3 Instruments

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2017	2016	2017	2016

Balance at beginning of period	$43	$48	$46	$49
Net realized/unrealized gains (losses)	—	1	—	2
Purchases	1	—	1	—
Settlements	—	—	(3)	(2)
Balance at end of period	$44	$49	$44	$49
Non-Recurring Fair Value Measurements
We hold certain assets that have been measured at fair value on a non-recurring basis at June 30, 2017 and 2016. These assets can include repossessed assets and cost method investments that are written down to fair value when they are impaired, as well as loan receivables held for sale. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs. The assets held by us that were measured at fair value on a non-recurring basis and the effects of the remeasurement to fair value were not material for all periods presented.

Financial Assets and Financial Liabilities Carried at Other than Fair Value

	Carrying	Corresponding fair value amount
At June 30, 2017 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$12,020	$12,020	$12,020	$—	$—
Other assets(b)	$867	$867	$867	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$70,457	$78,695	$—	$—	$78,695

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$52,885	$53,333	$—	$53,333	$—
Borrowings of consolidated securitization entities	$12,204	$12,225	$—	$9,322	$2,903
Senior unsecured notes	$8,505	$8,641	$—	$8,641	$—

	Carrying	Corresponding fair value amount
At December 31, 2016 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$9,321	$9,321	$9,321	$—	$—
Other assets(b)	$347	$347	$347	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$71,993	$79,566	$—	$—	$79,566

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$52,055	$52,507	$—	$52,507	$—
Borrowings of consolidated securitization entities	$12,388	$12,402	$—	$9,191	$3,211
Senior unsecured notes	$7,759	$7,875	$—	$7,875	$—
_______________________

(a)	For cash and equivalents, carrying value approximates fair value due to the liquid nature and short maturity of these instruments.

(b)	This balance relates to restricted cash and equivalents, which is included in other assets.

(c)
Under certain retail partner program agreements, the expected sales proceeds related to the sale of their credit card portfolio may be limited to the amounts owed by our customers, which may be less than the fair value indicated above.

NOTE 10.    REGULATORY AND CAPITAL ADEQUACY
As a savings and loan holding company and, as of June 2017, a financial holding company, we are subject to regulation, supervision and examination by the Federal Reserve Board and subject to the capital requirements as prescribed by Basel III capital rules and the requirements of the Dodd-Frank Act. The Bank is a federally chartered savings association. As such, the Bank is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency of the U.S. Treasury (the “OCC”), which is its primary regulator, and by the Consumer Financial Protection Bureau (“CFPB”). In addition, the Bank, as an insured depository institution, is supervised by the Federal Deposit Insurance Corporation.
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
At June 30, 2017 and December 31, 2016, Synchrony Financial met all applicable requirements to be deemed well-capitalized pursuant to Federal Reserve Board regulations. At June 30, 2017 and December 31, 2016, the Bank also met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. There are no conditions or events subsequent to June 30, 2017 that management believes have changed the Company's or the Bank’s capital category.
The actual capital amounts, ratios and the applicable required minimums of the Company and the Bank are as follows:
Synchrony Financial

At June 30, 2017 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio

Total risk-based capital	$14,022	18.7%	$5,983	8.0%
Tier 1 risk-based capital	$13,037	17.4%	$4,488	6.0%
Tier 1 leverage	$13,037	14.8%	$3,523	4.0%
Common equity Tier 1 Capital	$13,037	17.4%	$3,366	4.5%

At December 31, 2016 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio

Total risk-based capital	$14,129	18.5%	$6,094	8.0%
Tier 1 risk-based capital	$13,135	17.2%	$4,571	6.0%
Tier 1 leverage	$13,135	15.0%	$3,508	4.0%
Common equity Tier 1 Capital	$13,135	17.2%	$3,428	4.5%

Synchrony Bank

At June 30, 2017 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio

Total risk-based capital	$10,193	16.8%	$4,853	8.0%	$6,067	10.0%
Tier 1 risk-based capital	$9,391	15.5%	$3,640	6.0%	$4,853	8.0%
Tier 1 leverage	$9,391	13.1%	$2,864	4.0%	$3,581	5.0%
Common equity Tier I capital	$9,391	15.5%	$2,730	4.5%	$3,943	6.5%

At December 31, 2016 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio

Total risk-based capital	$10,101	16.7%	$4,825	8.0%	$6,031	10.0%
Tier 1 risk-based capital	$9,312	15.4%	$3,619	6.0%	$4,825	8.0%
Tier 1 leverage	$9,312	13.2%	$2,816	4.0%	$3,520	5.0%
Common equity Tier I capital	$9,312	15.4%	$2,714	4.5%	$3,920	6.5%
_______________________

(a)	Capital ratios are calculated based on the Basel III Standardized Approach rules, subject to applicable transition provisions, at June 30, 2017 and December 31, 2016.

(b)
At June 30, 2017 and at December 31, 2016, Synchrony Financial and the Bank also must maintain a capital conservation buffer of common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 1.25 percentage points and 0.625 percentage points, respectively, to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.

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
The following table presents the calculation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2017	2016	2017	2016

Net earnings	$496	$489	$995	$1,071

Weighted average common shares outstanding, basic	804.0	833.9	808.5	833.9
Effect of dilutive securities	3.4	2.3	3.7	1.9
Weighted average common shares outstanding, dilutive	807.4	836.2	812.2	835.8

Earnings per basic common share	$0.62	$0.59	$1.23	$1.28
Earnings per diluted common share	$0.61	$0.58	$1.23	$1.28

We have issued certain stock based awards under the Synchrony Financial 2014 Long-Term Incentive Plan. A total of 5 million and 3 million shares for the three months ended June 30, 2017 and 2016, respectively, and 3 million shares for both the six months ended June 30, 2017 and 2016, related to these awards were considered anti-dilutive and therefore were excluded from the computation of diluted earnings per share.
NOTE 12.    INCOME TAXES
We now file consolidated U.S. federal and state income tax returns separate and apart from GE. For periods up to and including the date of Separation, we were included in the consolidated U.S. federal and state income tax returns of GE, where applicable, but also filed certain separate state and foreign income tax returns. The tax provision is presented on a separate company basis as if we were a separate filer for tax purposes for all periods presented. The effects of tax adjustments and settlements from taxing authorities are presented in our condensed consolidated financial statements in the period in which they occur. Our current obligations for taxes are settled with the relevant tax authority, or GE, as applicable, on an estimated basis and adjusted in later periods as appropriate and are reflected in our consolidated financial statements in the periods in which those settlements occur. We recognize the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. In calculating the provision for interim period income taxes, in accordance with Accounting Standards Codification 740, Income Taxes, we estimate the effective tax rate expected to be applicable for the full fiscal year and apply that estimated annual effective tax rate to year-to-date ordinary income. Adjustments to tax expense are made for year-to-date discrete items. See “Management's Discussion and Analysis—Critical Accounting Estimates” in our 2016 Form 10-K, for a discussion of the significant judgments and estimates related to income taxes.
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
Unrecognized Tax Benefits

($ in millions)	June 30, 2017	December 31, 2016
Unrecognized tax benefits, excluding related interest expense and penalties	$163	$150
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	108	99
Accrued interest on unrecognized tax benefits	9	6
Accrued penalties on unrecognized tax benefits	—	—
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
On May 9, 2017, the Bank received a Civil Investigative Demand from the CFPB seeking information related to the marketing and servicing of deferred interest promotions.
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
As of June 30, 2017, assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities, we estimate that net interest income over the following 12-month period would increase by approximately $143 million. This estimate projects net interest income over the following 12-month period and takes into consideration future growth and balance sheet composition.
For a more detailed discussion of our exposure to market risk, refer to “Management's Discussion and Analysis—Quantitative and Qualitative Disclosures about Market Risk” in our 2016 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

No change in internal control over financial reporting occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding purchases of our common stock primarily related to our share repurchase program that were made by us or on our behalf during the three months ended June 30, 2017.

($ in millions, except per share data)	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Programs(c)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs(b)

April 1 - 30, 2017	122,602	$34.30	—	$238.0
May 1 - 31, 2017	11,677,143	27.90	11,677,143	1,552.2
June 1 - 30, 2017	4,019,033	27.92	4,016,882	1,440.0
Total	15,818,778	$27.96	15,694,025	$1,440.0

_______________________

(a)
Primarily represents repurchases of shares of common stock under our publicly announced share repurchase programs of up to $952 million of our outstanding shares of common stock for the four quarters ending June 30, 2017 (the "2016 Share Repurchase Program") and up to $1.64 billion of our outstanding shares of common stock through June 30, 2018 (the "2017 Share Repurchase Program"). Also includes 122,602 shares, 0 shares and 2,151 shares withheld in April, May and June, respectively, to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock awards or upon the exercise of stock options.

(b)	Amounts exclude commission costs.

(c)	During the three months ended June 30, 2017, we completed our 2016 Share Repurchase Program. On May 18, 2017, our Board of Directors approved the 2017 Share Repurchase Program.
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

Synchrony Financial
(Registrant)

July 28, 2017	/s/ Brian D. Doubles
Date	Brian D. Doubles Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
4*	Instruments defining rights of holders of long-term debt
10.1	Synchrony Financial Amended and Restated 2014 Long-Term Incentive Plan
10.2	Synchrony Financial Amended and Restated Executive Severance Plan
10.3	Synchrony Financial Amended and Restated Restoration Plan
12.1	Statement of Ratio of Earnings to Fixed Charges
31(a)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
31(b)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
32	Certification Pursuant to 18 U.S.C. Section 1350
101
The following materials from Synchrony Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2017 and 2016, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Financial Position at June 30, 2017 and December 31, 2016, (iv) Condensed Consolidated Statements of Changes in Equity for the six months ended June 30, 2017 and 2016, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (vi) Notes to Condensed Consolidated Financial Statements.

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