Form 10-Q
period 2017-09-30
Synchrony Financial
filed 2017-10-26
CIK 1601712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 23, 2017 was 782,591,569.

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
Forward-looking statements are based on management’s current expectations and assumptions, and are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, actual results could differ materially from those indicated in these forward-looking statements. Factors that could cause actual results to differ materially include global political, economic, business, competitive, market, regulatory and other factors and risks, such as: the impact of macroeconomic conditions and whether industry trends we have identified develop as anticipated; retaining existing partners and attracting new partners, concentration of our revenue in a small number of Retail Card partners, promotion and support of our products by our partners, and financial performance of our partners; cyber-attacks or other security breaches; higher borrowing costs and adverse financial market conditions impacting our funding and liquidity, and any reduction in our credit ratings; our ability to securitize our loans, occurrence of an early amortization of our securitization facilities, loss of the right to service or subservice our securitized loans, and lower payment rates on our securitized loans; our ability to grow our deposits in the future; changes in market interest rates and the impact of any margin compression; effectiveness of our risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, our ability to manage our credit risk, the sufficiency of our allowance for loan losses and the accuracy of the assumptions or estimates used in preparing our financial statements; our ability to offset increases in our costs in retailer share arrangements; competition in the consumer finance industry; our concentration in the U.S. consumer credit market; our ability to successfully develop and commercialize new or enhanced products and services; our ability to realize the value of strategic investments; reductions in interchange fees; fraudulent activity; failure of third-parties to provide various services that are important to our operations; disruptions in the operations of our computer systems and data centers; international risks and compliance and regulatory risks and costs associated with international operations; alleged infringement of intellectual property rights of others and our ability to protect our intellectual property; litigation and regulatory actions; damage to our reputation; our ability to attract, retain and motivate key officers and employees; tax legislation initiatives or challenges to our tax positions and state sales tax rules and regulations; a material indemnification obligation to GE under the Tax Sharing and Separation Agreement with GE (the "TSSA") if we cause the split-off from GE or certain preliminary transactions to fail to qualify for tax-free treatment or in the case of certain significant transfers of our stock following the split-off; regulation, supervision, examination and enforcement of our business by governmental authorities, the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the impact of the Consumer Financial Protection Bureau's (the “CFPB”) regulation of our business; impact of capital adequacy rules and liquidity requirements; restrictions that limit our ability to pay dividends and repurchase our common stock, and restrictions that limit the Bank’s ability to pay dividends to us; regulations relating to privacy, information security and data protection; use of third-party vendors and ongoing third-party business relationships; and failure to comply with anti-money laundering and anti-terrorism financing laws.
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
Introduction and Business Overview
____________________________________________________________________________________________
We are one of the premier consumer financial services companies in the United States. We provide a range of credit products through programs we have established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” For the three and nine months ended September 30, 2017, we financed $32.9 billion and $95.2 billion of purchase volume, respectively, and had 69.3 million average active accounts in both periods and at September 30, 2017, we had $76.9 billion of loan receivables. For the three and nine months ended September 30, 2017, we had net earnings of $555 million and $1,550 million, respectively, representing a return on assets of 2.4% and 2.3%, respectively.
We offer our credit products primarily through our wholly-owned subsidiary, Synchrony Bank (the "Bank"). In addition, through the Bank, we offer, directly to retail and commercial customers, a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”), including certificates of deposit, individual retirement accounts (“IRAs”), money market accounts and savings accounts. We also take deposits at the Bank through third-party securities brokerage firms that offer our FDIC-insured deposit products to their customers. We have significantly expanded our online direct banking operations in recent years and our deposit base serves as a source of stable and diversified low cost funding for our credit activities. At September 30, 2017, we had $54.5 billion in deposits, which represented 73% of our total funding sources.
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

Retail Card
Retail Card is a leading provider of private label credit cards, and also provides Dual Cards, general purpose co-branded credit cards and small- and medium-sized business credit products. We offer one or more of these products primarily through 29 national and regional retailers with which we have ongoing program agreements. The average length of our relationship with these Retail Card partners is 20 years. Retail Card’s revenue primarily consists of interest and fees on our loan receivables. Other income primarily consists of interchange fees earned when our Dual Card or general purpose co-branded credit cards are used outside of our partners' sales channels and fees paid to us by customers who purchase our debt cancellation products, less loyalty program payments. In addition, the majority of our retailer share arrangements, which generally provide for payment to our partner if the economic performance of the program exceeds a contractually-defined threshold, are with partners in the Retail Card sales platform. Substantially all of the credit extended in this platform is on standard terms.
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
CareCredit
CareCredit is a leading provider of promotional financing to consumers for health and personal care procedures, products or services. We have a network of CareCredit providers and health-focused retailers, the vast majority of which are individual or small groups of independent healthcare providers, through which we offer a CareCredit branded private label credit card. In October 2017, we also announced the launch of our CareCredit Dual Card offering. Substantially all of the credit extended in this platform is promotional financing. CareCredit’s revenue primarily consists of interest and fees on our loan receivables, including merchant discounts.

Our Credit Products
____________________________________________________________________________________________
Through our platforms, we offer three principal types of credit products: credit cards, commercial credit products and consumer installment loans. We also offer a debt cancellation product.
The following table sets forth each credit product by type and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at September 30, 2017.

		Promotional Offer
Credit Product	Standard Terms Only	Deferred Interest	Other Promotional	Total
Credit cards	66.5%	16.0%	13.7%	96.2%
Commercial credit products	1.8	—	—	1.8
Consumer installment loans	—	—	2.0	2.0
Other	—	—	—	—
Total	68.3%	16.0%	15.7%	100.0%
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

•
Dual Cards and General Purpose Co-Brand Cards. Our patented Dual Cards are credit cards that function as private label credit cards when used to purchase goods and services from our partners and as general purpose credit cards when used elsewhere. We also offer general purpose co-branded credit cards that do not function as private label cards. Credit extended under our Dual Cards and general purpose co-branded credit cards typically is extended under standard terms only. Dual Cards and general purpose co-branded credit cards are primarily offered through our Retail Card platform. At September 30, 2017, we offered these credit cards through 21 of our 29 ongoing Retail Card programs, of which the majority are Dual Cards.

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

Business Trends and Conditions
____________________________________________________________________________________________
We believe our business and results of operations will be impacted in the future by various trends and conditions. For a discussion of these trends and conditions, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Trends and Conditions” in our 2016 Form 10-K. For a discussion of how these trends and conditions impacted the three and nine months ended September 30, 2017, see “—Results of Operations.”
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

Results of Operations
____________________________________________________________________________________________
Highlights for the Three and Nine Months Ended September 30, 2017
Below are highlights of our performance for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016, as applicable, except as otherwise noted.

•
Net earnings decreased 8.1% to $555 million and 7.5% to $1,550 million for the three and nine months ended September 30, 2017, respectively, driven by increases in provision for loan losses and other expense, partially offset by higher net interest income.

•	Loan receivables increased 8.9% to $76,928 million at September 30, 2017 compared to September 30, 2016, primarily driven by higher purchase volume and average active account growth.

•
Net interest income increased 11.3% to $3,876 million and 12.1% to $11,100 million for the three and nine months ended September 30, 2017, respectively, primarily due to higher average loan receivables.

•
Retailer share arrangements increased 6.3% to $805 million and 3.2% to $2,158 million for the three and nine months ended September 30, 2017, respectively, primarily as a result of growth and margin improvement of the programs in which we have retailer share arrangements, partially offset by higher provision for loan losses associated with these programs.

•
Over-30 day loan delinquencies as a percentage of period-end loan receivables increased 54 basis points to 4.80% at September 30, 2017 from 4.26% at September 30, 2016, and net charge-off rate increased 56 basis points to 4.95% and 69 basis points to 5.23% for the three and nine months ended September 30, 2017, respectively.

•
Provision for loan losses increased by $324 million, or 32.9%, for the three months ended September 30, 2017, primarily due to higher net charge-offs and loan receivables growth. Provision for loan losses increased by $1,032 million, or 35.5%, for the nine months ended September 30, 2017, primarily due to an increase in net charge-offs and higher loan loss reserve. Our allowance coverage ratio (allowance for loan losses as a percent of end of period loan receivables) increased to 6.97% at September 30, 2017, as compared to 5.82% at September 30, 2016.

•	Other expense increased by $99 million, or 11.5%, and $279 million, or 11.2%, for the three and nine months ended September 30, 2017, respectively, primarily driven by business growth.

•
We continue to invest in our direct banking activities to grow our deposit base. Total deposits increased 4.6% to $54.5 billion at September 30, 2017, compared to December 31, 2016, driven primarily by growth in our direct deposits of 9.8% to $41.6 billion, partially offset by a reduction in our brokered deposits.

•
On May 18, 2017, the Board announced plans to increase our quarterly dividend to $0.15 per share commencing in the third quarter of 2017 and approval of a share repurchase program of up to $1.64 billion through June 30, 2018. During the nine months ended September 30, 2017, we repurchased $1,066 million of our outstanding common stock, and declared and paid cash dividends of $0.41 per share, or $328 million.

•
During the nine months ended September 30, 2017, we announced our acquisition of GPShopper, a developer of mobile applications that offers retailers and brands a full suite of commerce, engagement and analytical tools.

New and Extended Partner Agreements during the nine months ended September 30, 2017

•	We extended our Retail Card program agreements with Belk, QVC and Evine, and launched our new programs with Cathay Pacific, Nissan and Infiniti, zulily and At Home.

•
We launched our Synchrony Car Care program in our Payment Solutions sales platform and extended our program agreements with Midas, MEGA Group USA, City Furniture, Yamaha, BrandsMart U.S.A. and Nautilus.

•
In our CareCredit sales platform, we acquired the Citi Health Card portfolio, renewed National Veterinary Associates and Mars Petcare in our network of providers and launched our new CareCredit Dual Card.

Summary Earnings
The following table sets forth our results of operations for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2017	2016	2017	2016
Interest income	$4,233	$3,796	$12,116	$10,831
Interest expense	357	315	1,016	929
Net interest income	3,876	3,481	11,100	9,902
Retailer share arrangements	(805)	(757)	(2,158)	(2,091)
Net interest income, after retailer share arrangements	3,071	2,724	8,942	7,811
Provision for loan losses	1,310	986	3,942	2,910
Net interest income, after retailer share arrangements and provision for loan losses	1,761	1,738	5,000	4,901
Other income	76	84	226	259
Other expense	958	859	2,777	2,498
Earnings before provision for income taxes	879	963	2,449	2,662
Provision for income taxes	324	359	899	987
Net earnings	$555	$604	$1,550	$1,675

Other Financial and Statistical Data
The following table sets forth certain other financial and statistical data for the periods indicated.

	At and for the		At and for the
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2017	2016	2017	2016
Financial Position Data (Average):
Loan receivables, including held for sale	$76,165	$69,316	$74,803	$67,364
Total assets	$91,121	$84,874	$90,004	$82,939
Deposits	$53,526	$48,099	$52,555	$46,130
Borrowings	$20,010	$19,702	$20,079	$20,140
Total equity	$14,431	$13,898	$14,399	$13,458
Selected Performance Metrics:
Purchase volume(1)	$32,893	$31,615	$95,249	$90,099
Retail Card	$26,347	$25,285	$76,400	$72,246
Payment Solutions	$4,178	$4,152	$11,794	$11,447
CareCredit	$2,368	$2,178	$7,055	$6,406
Average active accounts (in thousands)(2)	69,331	66,639	69,319	66,204
Net interest margin(3)	16.74%	16.34%	16.38%	16.05%
Net charge-offs	$950	$765	$2,925	$2,292
Net charge-offs as a % of average loan receivables, including held for sale	4.95%	4.39%	5.23%	4.54%
Allowance coverage ratio(4)	6.97%	5.82%	6.97%	5.82%
Return on assets(5)	2.4%	2.8%	2.3%	2.7%
Return on equity(6)	15.3%	17.3%	14.4%	16.6%
Equity to assets(7)	15.84%	16.37%	16.00%	16.23%
Other expense as a % of average loan receivables, including held for sale	4.99%	4.93%	4.96%	4.95%
Efficiency ratio(8)	30.4%	30.6%	30.3%	31.0%
Effective income tax rate	36.9%	37.3%	36.7%	37.1%
Selected Period-End Data:
Loan receivables	$76,928	$70,644	$76,928	$70,644
Allowance for loan losses	$5,361	$4,115	$5,361	$4,115
30+ days past due as a % of period-end loan receivables(9)	4.80%	4.26%	4.80%	4.26%
90+ days past due as a % of period-end loan receivables(9)	2.22%	1.89%	2.22%	1.89%
Total active accounts (in thousands)(2)	69,008	66,781	69,008	66,781
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

	2017			2016
Three months ended September 30 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$11,895	$37	1.23%	$12,480	$16	0.51%
Securities available for sale	3,792	14	1.46%	2,960	9	1.21%
Loan receivables(3):
Credit cards, including held for sale	73,172	4,111	22.29%	66,519	3,705	22.16%
Consumer installment loans	1,543	35	9.00%	1,333	31	9.25%
Commercial credit products	1,392	36	10.26%	1,401	35	9.94%
Other	58	—	—%	63	—	—%
Total loan receivables	76,165	4,182	21.78%	69,316	3,771	21.64%
Total interest-earning assets	91,852	4,233	18.28%	84,756	3,796	17.82%
Non-interest-earning assets:
Cash and due from banks	877			862
Allowance for loan losses	(5,125)			(3,933)
Other assets	3,517			3,189
Total non-interest-earning assets	(731)			118
Total assets	$91,121			$84,874
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$53,294	$219	1.63%	$47,895	$188	1.56%
Borrowings of consolidated securitization entities	11,759	65	2.19%	12,254	63	2.05%
Senior unsecured notes	8,251	73	3.51%	7,448	64	3.42%
Total interest-bearing liabilities	73,304	357	1.93%	67,597	315	1.85%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	232			204
Other liabilities	3,154			3,175
Total non-interest-bearing liabilities	3,386			3,379
Total liabilities	76,690			70,976
Equity
Total equity	14,431			13,898
Total liabilities and equity	$91,121			$84,874
Interest rate spread(5)			16.35%			15.97%
Net interest income		$3,876			$3,481
Net interest margin(6)			16.74%			16.34%

	2017			2016
Nine months ended September 30 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$11,073	$86	1.04%	$12,132	$46	0.51%
Securities available for sale	4,732	44	1.24%	2,932	22	1.00%
Loan receivables(3):
Credit cards, including held for sale	71,920	11,780	21.90%	64,701	10,573	21.83%
Consumer installment loans	1,465	101	9.22%	1,240	86	9.26%
Commercial credit products	1,363	104	10.20%	1,367	103	10.06%
Other	55	1	2.43%	56	1	2.39%
Total loan receivables	74,803	11,986	21.42%	67,364	10,763	21.34%
Total interest-earning assets	90,608	12,116	17.88%	82,428	10,831	17.55%
Non-interest-earning assets:
Cash and due from banks	836			1,041
Allowance for loan losses	(4,774)			(3,752)
Other assets	3,334			3,222
Total non-interest-earning assets	(604)			511
Total assets	$90,004			$82,939
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$52,325	$615	1.57%	$45,915	$539	1.57%
Borrowings of consolidated securitization entities	12,096	193	2.13%	12,441	180	1.93%
Bank term loan(4)	—	—	—%	742	31	5.58%
Senior unsecured notes	7,983	208	3.48%	6,957	179	3.44%
Total interest-bearing liabilities	72,404	1,016	1.88%	66,055	929	1.88%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	230			215
Other liabilities	2,971			3,211
Total non-interest-bearing liabilities	3,201			3,426
Total liabilities	75,605			69,481
Equity
Total equity	14,399			13,458
Total liabilities and equity	$90,004			$82,939
Interest rate spread(5)			16.00%			15.67%
Net interest income		$11,100			$9,902
Net interest margin(6)			16.38%			16.05%
______________________

(1)	Average yields/rates are based on total interest income/expense over average balances.

(2)
Includes average restricted cash balances of $816 million and $313 million for the three months ended September 30, 2017 and 2016, respectively and $659 million and $461 million for the nine months ended September 30, 2017 and 2016, respectively.

(3)
Interest income on loan receivables includes fees on loans of $692 million and $645 million for the three months ended September 30, 2017 and 2016, respectively, and $1,945 million and $1,799 million for the nine months ended September 30, 2017 and 2016, respectively.

(4)
The effective interest rate for the Bank term loan for the nine months ended September 30, 2016 was 2.48%. The Bank term loan's effective rate excludes the impact of charges incurred in connection with prepayments of the loan.

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
Interest Income
Interest income increased by $437 million, or 11.5%, and by $1,285 million, or 11.9%, for the three and nine months ended September 30, 2017, respectively, driven primarily by growth in our average loan receivables.
Average interest-earning assets

Three months ended September 30 ($ in millions)	2017	%	2016	%
Loan receivables, including held for sale	$76,165	82.9%	$69,316	81.8%
Liquidity portfolio and other	15,687	17.1%	15,440	18.2%
Total average interest-earning assets	$91,852	100.0%	$84,756	100.0%

Nine months ended September 30 ($ in millions)	2017	%	2016	%
Loan receivables, including held for sale	$74,803	82.6%	$67,364	81.7%
Liquidity portfolio and other	15,805	17.4%	15,064	18.3%
Total average interest-earning assets	$90,608	100.0%	$82,428	100.0%
The increases in average loan receivables of 9.9% and 11.0% for the three and nine months ended September 30, 2017, respectively, were driven primarily by higher purchase volume of 4.0% and 5.7% and average active account growth of 4.0% and 4.7%, respectively.
Average active accounts increased to 69.3 million for both the three and nine months ended September 30, 2017, and the average balances per these active accounts increased 5.6% and 6.1%, respectively.
Yield on average interest-earning assets
The yield on average interest-earning assets increased for the three and nine months ended September 30, 2017. The increase in the three and nine months ended September 30, 2017 was primarily due to an increase in the percentage of interest-earning assets attributable to loan receivables and an increase in the yield on our average loan receivables of 14 basis points to 21.78% and 8 basis points basis points to 21.42%, respectively. The increase in yield was primarily driven by higher revolve rates as well as a higher benchmark interest rate.
Interest Expense
Interest expense increased by $42 million, or 13.3%, and by $87 million, or 9.4%, for the three and nine months ended September 30, 2017, respectively, driven primarily by the growth in our deposit liabilities. Our cost of funds increased slightly to 1.93% for the three months ended September 30, 2017, compared to 1.85% for the three months ended September 30, 2016, primarily due to higher benchmark interest rates. Our cost of funds remained flat at 1.88% for both the nine months ended September 30, 2017 and 2016.
Average interest-bearing liabilities

Three months ended September 30 ($ in millions)	2017	%	2016	%
Interest-bearing deposit accounts	$53,294	72.7%	$47,895	70.9%
Borrowings of consolidated securitization entities	11,759	16.0%	12,254	18.1%
Third-party debt	8,251	11.3%	7,448	11.0%
Total average interest-bearing liabilities	$73,304	100.0%	$67,597	100.0%

Nine months ended September 30 ($ in millions)	2017	%	2016	%
Interest-bearing deposit accounts	$52,325	72.3%	$45,915	69.5%
Borrowings of consolidated securitization entities	12,096	16.7%	12,441	18.8%
Third-party debt	7,983	11.0%	7,699	11.7%
Total average interest-bearing liabilities	$72,404	100.0%	$66,055	100.0%
The increase in average interest-bearing liabilities for the three and nine months ended September 30, 2017 was driven primarily by growth in our direct deposits.
Net Interest Income
Net interest income increased by $395 million, or 11.3%, and by $1,198 million, or 12.1%, for the three and nine months ended September 30, 2017, primarily driven by higher average loan receivables.
Retailer Share Arrangements
Retailer share arrangements increased 6.3% to $805 million and 3.2% to $2,158 million for the three and nine months ended September 30, 2017, respectively, driven primarily by growth and margin improvement of the programs in which we have retailer share arrangements, partially offset by higher provision for loan losses associated with these programs.
Provision for Loan Losses
Provision for loan losses increased by $324 million, or 32.9%, for the three months ended September 30, 2017, primarily due to higher net charge-offs and loan receivables growth. Provision for loan losses increased by $1,032 million, or 35.5%, for the nine months ended September 30, 2017, primarily due to an increase in net charge-offs and higher loan loss reserve.
Our allowance coverage ratio increased to 6.97% at September 30, 2017, as compared to 5.82% at September 30, 2016, reflecting the increase in forecasted losses inherent in our loan portfolio.
Other Income

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2017	2016	2017	2016
Interchange revenue	$164	$154	$474	$435
Debt cancellation fees	67	67	203	194
Loyalty programs	(168)	(145)	(511)	(390)
Other	13	8	60	20
Total other income	$76	$84	$226	$259
Other income decreased by $8 million, or 9.5%, and by $33 million, or 12.7%, for the three and nine months ended September 30, 2017, respectively. These decreases were primarily due to higher loyalty costs, partially offset by increased interchange revenue driven by increased purchase volume outside of our retail partners' sales channels. The decrease for the nine months ended September 30, 2017 was also partially offset by a pre-tax gain of $18 million associated with the sale of contractual relationships related to processing of general purpose card transactions for certain merchants.

Other Expense

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2017	2016	2017	2016
Employee costs	$335	$311	$981	$892
Professional fees	161	174	470	474
Marketing and business development	124	92	342	293
Information processing	96	87	274	250
Other	242	195	710	589
Total other expense	$958	$859	$2,777	$2,498
Other expense increased by $99 million, or 11.5%, and by $279 million, or 11.2%, for the three and nine months ended September 30, 2017, respectively, primarily due to increases in employee costs, marketing and business development and other expenses.
The increases in employee costs were primarily due to new employees added to support the continued growth of the business and replacement of certain third-party services. Marketing and business development expense increased primarily due to strategic investments in our sales platforms, card re-issuances for some of our partner programs and increased marketing on retail deposits. The increases in "other" were primarily driven by higher operational losses and business growth.
Provision for Income Taxes

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2017	2016	2017	2016
Effective tax rate	36.9%	37.3%	36.7%	37.1%
Provision for income taxes	$324	$359	$899	$987
The effective tax rate for the three and nine months ended September 30, 2017 decreased compared to the same periods in the prior year primarily due to the impact of research and development credits recorded in the current year periods. In each period the effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes.
Platform Analysis
As discussed above under “—Our Sales Platforms,” we offer our products through three sales platforms (Retail Card, Payment Solutions and CareCredit), which management measures based on their revenue-generating activities. The following is a discussion of certain supplemental information for the three and nine months ended September 30, 2017, for each of our sales platforms.

Retail Card

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2017	2016	2017	2016
Purchase volume	$26,347	$25,285	$76,400	$72,246
Period-end loan receivables	$52,119	$48,010	$52,119	$48,010
Average loan receivables	$51,817	$47,274	$51,002	$46,119
Average active accounts (in thousands)	54,471	52,959	54,639	52,834

Interest and fees on loans	$3,102	$2,790	$8,890	$7,989
Retailer share arrangements	$(795)	$(752)	$(2,133)	$(2,069)
Other income	$61	$70	$163	$218
Retail Card interest and fees on loans increased by $312 million, or 11.2%, and by $901 million, or 11.3%, for the three and nine months ended September 30, 2017, respectively. These increases were primarily the result of growth in average loan receivables.
Retailer share arrangements increased by $43 million, or 5.7%, and by $64 million, or 3.1%, for the three and nine months ended September 30, 2017, respectively, primarily as a result of the factors discussed under the heading “Retailer Share Arrangements” above.
Other income decreased by $9 million, or 12.9%, and by $55 million, or 25.2%, for the three and nine months ended September 30, 2017, respectively, primarily as a result of higher loyalty costs, partially offset by increased interchange revenue driven by increased purchase volume outside of our retail partners' sales channels.
Payment Solutions

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2017	2016	2017	2016
Purchase volume	$4,178	$4,152	$11,794	$11,447
Period-end loan receivables	$16,153	$14,798	$16,153	$14,798
Average loan receivables	$15,848	$14,367	$15,538	$13,786
Average active accounts (in thousands)	9,183	8,461	9,108	8,261

Interest and fees on loans	$559	$505	$1,607	$1,429
Retailer share arrangements	$(9)	$(3)	$(19)	$(17)
Other income	$2	$3	$12	$10
Payment Solutions interest and fees on loans increased by $54 million, or 10.7%, and by $178 million, or 12.5%, for the three and nine months ended September 30, 2017, respectively. These increases were primarily driven by growth in average loan receivables.

CareCredit

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2017	2016	2017	2016
Purchase volume	$2,368	$2,178	$7,055	$6,406
Period-end loan receivables	$8,656	$7,836	$8,656	$7,836
Average loan receivables	$8,500	$7,675	$8,263	$7,459
Average active accounts (in thousands)	5,677	5,219	5,572	5,109

Interest and fees on loans	$521	$476	$1,489	$1,345
Retailer share arrangements	$(1)	$(2)	$(6)	$(5)
Other income	$13	$11	$51	$31
CareCredit interest and fees on loans increased by $45 million, or 9.5%, and by $144 million, or 10.7%, for the three and nine months ended September 30, 2017, respectively. These increases were primarily driven by growth in average loan receivables.
Investment Securities
____________________________________________________________________________________________
The following discussion provides supplemental information regarding our investment securities portfolio. All of our investment securities are classified as available-for-sale at September 30, 2017 and December 31, 2016, and are held to meet our liquidity objectives and to comply with the Community Reinvestment Act. Investment securities classified as available-for-sale are reported in our Condensed Consolidated Statements of Financial Position at fair value.
The following table sets forth the amortized cost and fair value of our portfolio of investment securities at the dates indicated:

	At September 30, 2017		At December 31, 2016
($ in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debt:
U.S. government and federal agency	$1,725	$1,725	$3,676	$3,676
State and municipal	44	44	47	46
Residential mortgage-backed	1,321	1,302	1,400	1,373
Asset-backed	231	231	—	—
Equity	15	15	15	15
Total	$3,336	$3,317	$5,138	$5,110
Unrealized gains and losses, net of the related tax effects, on available-for-sale securities that are not other-than-temporarily impaired are excluded from earnings and are reported as a separate component of comprehensive income (loss) until realized. At September 30, 2017, our investment securities had gross unrealized gains of $3 million and gross unrealized losses of $22 million. At December 31, 2016, our investment securities had gross unrealized gains of $3 million and gross unrealized losses of $31 million.

Our investment securities portfolio had the following maturity distribution at September 30, 2017. Equity securities have been excluded from the table because they do not have a maturity.

($ in millions)	Due in 1 Year or Less	Due After 1 through 5 Years	Due After 5 through 10 Years	Due After 10 years	Total
Debt:
U.S. government and federal agency	$1,450	$275	$—	$—	$1,725
State and municipal	—	—	2	42	44
Residential mortgage-backed	—	—	—	1,302	1,302
Asset-backed	160	71	—	—	231
Total(1)	$1,610	$346	$2	$1,344	$3,302
Weighted average yield(2)	0.9%	1.7%	3.3%	2.8%	1.8%
______________________

(1)	Amounts stated represent estimated fair value.

(2)	Weighted average yield is calculated based on the amortized cost of each security. In calculating yield, no adjustment has been made with respect to any tax-exempt obligations.
At September 30, 2017, we did not hold investments in any single issuer with an aggregate book value that exceeded 10% of equity, excluding obligations of the U.S. government.
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

($ in millions)	At September 30, 2017	(%)	At December 31, 2016	(%)
Loans
Credit cards	$73,946	96.2%	$73,580	96.4%
Consumer installment loans	1,561	2.0	1,384	1.8
Commercial credit products	1,384	1.8	1,333	1.7
Other	37	—	40	0.1
Total loans	$76,928	100.0%	$76,337	100.0%
Loan receivables increased slightly by $591 million, or 0.8%, at September 30, 2017 compared to December 31, 2016, primarily driven by business growth partially offset by the impacts from the seasonality of our business.
Loan receivables increased by $6,284 million, or 8.9%, at September 30, 2017 compared to September 30, 2016, primarily driven by higher purchase volume and average active account growth.

Our loan receivables portfolio had the following geographic concentration at September 30, 2017.

($ in millions)	Loan Receivables Outstanding	% of Total Loan Receivables Outstanding
State
Texas	$7,880	10.2%
California	$7,751	10.1%
Florida	$6,302	8.2%
New York	$4,320	5.6%
Pennsylvania	$3,246	4.2%
Impaired Loans and Troubled Debt Restructurings
Our loss mitigation strategy is intended to minimize economic loss and at times can result in rate reductions, principal forgiveness, extensions or other actions, which may cause the related loan to be classified as a Troubled Debt Restructuring (“TDR”) and also be impaired. We use long-term modification programs for borrowers experiencing financial difficulty as a loss mitigation strategy to improve long-term collectability of the loans that are classified as TDRs. The long-term program involves changing the structure of the loan to a fixed payment loan with a maturity no longer than 60 months and reducing the interest rate on the loan. The long-term program does not normally provide for the forgiveness of unpaid principal, but may allow for the reversal of certain unpaid interest or fee assessments. We also make loan modifications for some customers who request financial assistance through external sources, such as a consumer credit counseling agency program. The loans that are modified typically receive a reduced interest rate but continue to be subject to the original minimum payment terms and do not normally include waiver of unpaid principal, interest or fees. The determination of whether these changes to the terms and conditions meet the TDR criteria includes our consideration of all relevant facts and circumstances.
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

($ in millions)	At September 30, 2017	At December 31, 2016
Non-accrual loan receivables	$4	$4
Loans contractually 90 days past-due and still accruing interest	1,703	1,542
Earning TDRs(1)	902	802
Non-accrual, past-due and restructured loan receivables	$2,609	$2,348
______________________

(1)
At September 30, 2017 and December 31, 2016, balances exclude $84 million and $66 million, respectively, of TDRs which are included in loans contractually 90 days past-due and still accruing interest on the balance. See Note 4. Loan Receivables and Allowance for Loan Losses to our condensed consolidated financial statements for additional information on the financial effects of TDRs for the three and nine months ended September 30, 2017 and 2016.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2017	2016	2017	2016
Gross amount of interest income that would have been recorded in accordance with the original contractual terms	$58	$46	$162	$131
Interest income recognized	13	12	36	36
Total interest income foregone	$45	$34	$126	$95

Delinquencies
Over-30 day loan delinquencies as a percentage of period-end loan receivables increased to 4.80% at September 30, 2017 from 4.26% at September 30, 2016, and increased from 4.32% at December 31, 2016. The 54 basis point increase compared to the same period in the prior year was primarily driven by the factors discussed in "Business Trends and Conditions — Stable Asset Quality" in our 2016 Form 10-K. The increase as compared to December 31, 2016, was primarily driven by the various factors referenced above, partially offset by the seasonality of our business.
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
The table below sets forth the ratio of net charge-offs to average loan receivables, including held for sale, for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Ratio of net charge-offs to average loan receivables, including held for sale	4.95%	4.39%	5.23%	4.54%
Allowance for Loan Losses
The allowance for loan losses totaled $5,361 million at September 30, 2017 compared with $4,344 million at December 31, 2016 and $4,115 million at September 30, 2016, representing our best estimate of probable losses inherent in the portfolio. Our allowance for loan losses as a percentage of total loan receivables increased to 6.97% at September 30, 2017, from 5.69% at December 31, 2016 and 5.82% at September 30, 2016, which reflects the increase in forecasted net charge-offs over the next twelve months. See "Business Trends and Conditions — Stable Asset Quality" in our 2016 Form 10-K for discussion of the various factors that contribute to forecasted net charge-offs over the next twelve months.
The following tables provide changes in our allowance for loan losses for the periods presented:

($ in millions)	Balance at July 1, 2017	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2017

Credit cards	$4,906	$1,287	$(1,140)	$211	$5,264
Consumer installment loans	34	14	(12)	3	39
Commercial credit products	60	9	(14)	2	57
Other	1	—	—	—	1
Total	$5,001	$1,310	$(1,166)	$216	$5,361

($ in millions)	Balance at July 1, 2016	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2016

Credit cards	$3,800	$964	$(919)	$172	$4,017
Consumer installment loans	39	11	(11)	4	43
Commercial credit products	53	12	(13)	2	54
Other	2	(1)	—	—	$1
Total	$3,894	$986	$(943)	$178	$4,115

($ in millions)	Balance at January 1, 2017	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2017

Credit cards	$4,254	$3,866	$(3,518)	$662	$5,264
Consumer installment loans	37	28	(37)	11	39
Commercial credit products	52	48	(48)	5	57
Other	1	—	—	—	1
Total	$4,344	$3,942	$(3,603)	$678	$5,361

	Balance at January 1, 2016	Provision charged to operations	Gross charge- offs	Recoveries	Balance at September 30, 2016
($ in millions)
Credit cards	$3,420	$2,836	$(2,820)	$581	$4,017
Consumer installment loans	26	38	(31)	10	43
Commercial credit products	50	36	(39)	7	54
Other	1	—	—	—	1
Total	$3,497	$2,910	$(2,890)	$598	$4,115
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
Funding Sources
Our primary funding sources include cash from operations, deposits (direct and brokered deposits), securitized financings and third-party debt.
The following table summarizes information concerning our funding sources during the periods indicated:

	2017			2016
Three months ended September 30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$53,294	72.7%	1.6%	$47,895	70.9%	1.6%
Securitized financings	11,759	16.0	2.2	12,254	18.1	2.0
Senior unsecured notes	8,251	11.3	3.5	7,448	11.0	3.4
Total	$73,304	100.0%	1.9%	$67,597	100.0%	1.9%
______________________

(1)
Excludes $232 million and $204 million average balance of non-interest-bearing deposits for the three months ended September 30, 2017 and 2016, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the three months ended September 30, 2017 and 2016.

	2017			2016
Nine months ended September30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$52,325	72.3%	1.6%	$45,915	69.5%	1.6%
Securitized financings	12,096	16.7	2.1	12,441	18.9	1.9
Senior unsecured notes	7,983	11.0	3.5	6,957	10.5	3.4
Bank term loan	—	—	—	742	1.1	5.6
Total	$72,404	100.0%	1.9%	$66,055	100.0%	1.9%
______________________

(1)
Excludes $230 million and $215 million average balance of non-interest-bearing deposits for the nine months ended September 30, 2017 and 2016, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the nine months ended September 30, 2017 and 2016.

Deposits
We obtain deposits directly from retail and commercial customers (“direct deposits”) or through third-party brokerage firms that offer our deposits to their customers (“brokered deposits”). At September 30, 2017, we had $41.6 billion in direct deposits (which includes deposits from banks and financial institutions) and $12.9 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger that channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to continue to expand our direct deposits base as a source of stable and diversified low cost funding.
Our direct deposits include a range of FDIC-insured deposit products, including certificates of deposit, IRAs, money market accounts and savings accounts.
Brokered deposits are primarily from retail customers of large brokerage firms. We have relationships with 10 brokers that offer our deposits through their networks. Our brokered deposits consist primarily of certificates of deposit that bear interest at a fixed rate and at September 30, 2017, had a weighted average remaining life of 2.8 years. These deposits generally are not subject to early withdrawal.
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

The following table summarizes certain information regarding our interest-bearing deposits by type (all of which constitute U.S. deposits) for the periods indicated:

Three months ended September 30 ($ in millions)	2017			2016
	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$23,331	43.8%	1.6%	$20,256	42.3%	1.6%
Savings accounts (including money market accounts)	17,522	32.9	1.2	14,658	30.6	1.0
Brokered deposits	12,441	23.3	2.3	12,981	27.1	2.2
Total interest-bearing deposits	$53,294	100.0%	1.6%	$47,895	100.0%	1.6%

Nine months ended September 30 ($ in millions)	2017			2016
	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$22,138	42.3%	1.6%	$19,326	42.1%	1.5%
Savings accounts (including money market accounts)	17,492	33.4	1.1	13,669	29.8	1.0
Brokered deposits	12,695	24.3	2.2	12,920	28.1	2.2
Total interest-bearing deposits	$52,325	100.0%	1.6%	$45,915	100.0%	1.6%
Our deposit liabilities provide funding with maturities ranging from one day to ten years. At September 30, 2017, the weighted average maturity of our interest-bearing time deposits was 1.8 years. See Note 7. Deposits to our condensed consolidated financial statements for more information on their maturities.
The following table summarizes deposits by contractual maturity at September 30, 2017.

($ in millions)	3 Months or Less	Over 3 Months but within 6 Months	Over 6 Months but within 12 Months	Over 12 Months	Total
U.S. deposits (less than $100,000)(1)	$6,722	$2,695	$2,805	$11,209	$23,431
U.S. deposits ($100,000 or more)
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	1,745	2,127	4,083	7,798	15,753
Savings accounts (including money market accounts)	13,665	—	—	—	13,665
Brokered deposits:
Sweep accounts	1,605	—	—	—	1,605
Total	$23,737	$4,822	$6,888	$19,007	$54,454
______________________

(1)	Includes brokered certificates of deposit for which underlying individual deposit balances are assumed to be less than $100,000.
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

The following table summarizes expected contractual maturities of the investors’ interests in securitized financings, excluding debt premiums, discounts and issuance cost at September 30, 2017.

($ in millions)	Less Than One Year	One Year Through Three Years	After Three Through Five Years	After Five Years	Total
Scheduled maturities of long-term borrowings—owed to securitization investors:
SYNCT(1)	$2,833	$4,760	$658	$—	$8,251
SFT	125	3,525	—	—	3,650
Total long-term borrowings—owed to securitization investors	$2,958	$8,285	$658	$—	$11,901
______________________

(1)	Excludes subordinated classes of SYNCT notes that we own.
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
The following table summarizes for each of our trusts the three-month rolling average excess spread at September 30, 2017.

	Note Principal Balance ($ in millions)	# of Series Outstanding	Three-Month Rolling Average Excess Spread(1)
SYNCT(2)	$9,629	16	~15.1% to 16.3%
SFT	$3,650	10	11.4%
______________________

(1)
Represents the excess spread (generally calculated as interest income collected from the applicable pool of loan receivables less applicable net charge-offs, interest expense and servicing costs, divided by the aggregate principal amount of loan receivables in the applicable pool) for each trust (or, in the case of SYNCT, represents a range of the excess spreads relating to the particular series issued within the trust), in each case calculated in accordance with the applicable trust or series documentation, for the three securitization monthly periods ended September 30, 2017.

(2)	Includes subordinated classes of SYNCT notes that we own.

Third-Party Debt
Senior Unsecured Notes
The following table provides a summary of our outstanding senior unsecured notes at September 30, 2017.

($ in millions)	Maturity	Principal Amount Outstanding(1)
Fixed rate senior unsecured notes:
Synchrony Financial
2.600% senior unsecured notes	January, 2019	$1,000
3.000% senior unsecured notes	August, 2019	1,100
2.700% senior unsecured notes	February, 2020	750
3.750% senior unsecured notes	August, 2021	750
4.250% senior unsecured notes	August, 2024	1,250
4.500% senior unsecured notes	July, 2025	1,000
3.700% senior unsecured notes	August, 2026	500
Synchrony Bank
3.000% senior unsecured notes	June, 2022	750
Total fixed rate senior unsecured notes		$7,100

Floating rate senior unsecured notes:
Synchrony Financial
Three-month LIBOR plus 1.40% senior unsecured notes	November, 2017	$700
Three-month LIBOR plus 1.23% senior unsecured notes	February, 2020	250
Total floating rate senior unsecured notes		$950
______________________

(1)	The amounts shown exclude unamortized debt discount, premiums and issuance cost.
At September 30, 2017, the aggregate amount of outstanding senior unsecured notes was $8.0 billion and the weighted average interest rate was 3.38%.
Short-Term Borrowings
Except as described above, there were no material short-term borrowings for the periods presented.
Undrawn Credit Facilities
At September 30, 2017, we had an aggregate of $5.1 billion of undrawn committed capacity on our securitized financings, subject to customary borrowing conditions, from private lenders under our two existing securitization programs, and an aggregate of $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders.
Other
At September 30, 2017, we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.

Covenants
The indenture pursuant to which our senior unsecured notes have been issued includes various covenants. If we do not satisfy any of these covenants, the maturity of amounts outstanding thereunder may be accelerated and become payable. We were in compliance with all of these covenants at September 30, 2017.
Our real estate leases also include various covenants, but typically do not include financial covenants. If we do not satisfy the covenants in the real estate leases, the leases may be terminated and we may be liable for damage claims.
At September 30, 2017, we were not in default under any of our credit facilities or senior unsecured notes and had not received any notices of default under any of our real estate leases.
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
We maintain a liquidity portfolio, which at September 30, 2017 had $16.4 billion of liquid assets, primarily consisting of cash and equivalents and short-term obligations of the U.S. Treasury, less cash in transit which is not considered to be liquid, compared to $13.6 billion of liquid assets at December 31, 2016. The increase in liquid assets was primarily due to the retention of excess cash flows from operations within our Company.
As additional sources of liquidity, at September 30, 2017, we had an aggregate of $5.6 billion of undrawn credit facilities, subject to customary borrowing conditions, from private lenders under our existing securitization programs and an unsecured revolving credit facility, and we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
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
Our capital adequacy assessment also includes tax and accounting considerations in accordance with regulatory guidance. We maintain a net deferred tax asset on our balance sheet, and we include this asset when calculating our regulatory capital levels. However, for regulatory capital purposes, deferred tax assets are limited to (i) the amount of taxes previously paid that a company could recover through loss carrybacks; and (ii) 10% of the amount of our Tier 1 capital. At September 30, 2017, no portion of our deferred tax asset was disallowed for regulatory capital purposes.
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
Dividend and Share Repurchases

Cash Dividends Declared	Month of Payment	Amount per Common Share	Amount
($ in millions, except per share data)
Three months ended March 31, 2017	February 2017	$0.13	$105
Three months ended June 30, 2017	May 2017	0.13	105
Three months ended September 30, 2017	August 2017	0.15	118
Total dividends declared		$0.41	$328

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

Synchrony's ability to pay dividends, repurchase its common stock or make payments on its indebtedness” in our 2016 Form 10-K.

Shares Repurchased Under Publicly Announced Programs	Total Number of Shares Purchased	Dollar Value of Share Purchased

($ and shares in millions)
Three months ended March 31, 2017	6.6	$238
Three months ended June 30, 2017	15.7	438
Three months ended September 30, 2017	12.8	390
Total	35.1	$1,066

In May 2017 we completed our initial share repurchase program of up to $952 million (the "2016 Share Repurchase Program"). On May 18, 2017, the Company approved a share repurchase program of up to $1.64 billion through June 30, 2018 (the "2017 Share Repurchase Program"). We made, and expect to continue to make, share repurchases subject to market conditions and other factors, including legal and regulatory restrictions and required approvals.
Regulatory Capital Requirements - Synchrony Financial
As a savings and loan holding company, we are required to maintain minimum capital ratios, under the applicable U.S. Basel III capital rules. For more information, see “Regulation—Savings and Loan Holding Company Regulation” in our 2016 Form 10-K.
For Synchrony Financial to be a well-capitalized savings and loan holding company, Synchrony Bank must be well-capitalized and Synchrony Financial must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. As of September 30, 2017, Synchrony Financial met all the requirements to be deemed well-capitalized.
The following table sets forth at September 30, 2017 and December 31, 2016 the composition of our capital ratios for the Company calculated under the Basel III regulatory capital standards, respectively.

	Basel III Transition (unless otherwise stated)
	At September 30, 2017		At December 31, 2016
($ in millions)	Amount	Ratio(1)	Amount	Ratio(1)
Total risk-based capital	$14,126	18.7%	$14,129	18.5%
Tier 1 risk-based capital	$13,125	17.3%	$13,135	17.2%
Tier 1 leverage	$13,125	14.6%	$13,135	15.0%
Common equity Tier 1 capital	$13,125	17.3%	$13,135	17.2%
Common equity Tier 1 capital - fully phased-in (estimated)	$12,983	17.2%	$12,872	17.0%
______________________

(1)
Tier 1 leverage ratio represents total tier 1 capital as a percentage of total average assets, after certain adjustments. All other ratios presented above represent the applicable capital measure as a percentage of risk-weighted assets.

The increase in our Common equity Tier 1 capital ratio was primarily due to a slight decrease in risk-weighted assets in the nine months ended September 30, 2017.
Non-GAAP Measures
The capital ratios presented above include Common equity Tier 1 capital ("CET1") as calculated under the U.S. Basel III capital rules on a fully phased-in basis, which is not currently required by our regulators to be disclosed and, as such, is considered to be a non-GAAP measure. We believe that this capital ratio is a useful measure to investors because it is widely used by analysts and regulators to assess the capital position of financial services companies, although this ratio may not be comparable to similarly titled measures reported by other companies. The following table sets forth a reconciliation of the components of our CET1 capital ratio as calculated on a fully phased-in basis set forth above, to the comparable GAAP components at September 30, 2017 and December 31, 2016.

($ in millions)	At September 30, 2017	At December 31, 2016
Basel III - Common equity Tier 1 (transition)	$13,125	$13,135
Adjustments related to capital components during transition(1)	(142)	(263)

Basel III - Common equity Tier 1 (fully phased-in)	$12,983	$12,872

Risk-weighted assets - Basel III (transition)	$75,729	$76,179
Adjustments related to risk weighted assets during transition(2)	(115)	(238)

Risk-weighted assets - Basel III (fully phased-in)	$75,614	$75,941

______________________

(1)	Adjustments related to capital components to determine CET1 (fully phased-in) include the phase-in of the intangible asset exclusion.

(2)
Key differences between Basel III transition rules and fully phased-in Basel III rules relate to the calculation of risk-weighted assets including, but not limited to, adjustments for certain intangible assets and risk weighting of deferred tax assets.

Regulatory Capital Requirements - Synchrony Bank
At September 30, 2017 and December 31, 2016, the Bank met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. The following table sets forth the composition of the Bank’s capital ratios calculated under the Basel III rules at September 30, 2017 and December 31, 2016.

	At September 30, 2017		At December 31, 2016		Minimum to be Well- Capitalized under Prompt Corrective Action Provisions - Basel III
($ in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital	$10,364	16.7%	$10,101	16.7%	$6,210	10.0%
Tier 1 risk-based capital	$9,540	15.4%	$9,312	15.4%	$4,968	8.0%
Tier 1 leverage	$9,540	13.0%	$9,312	13.2%	$3,661	5.0%
Common equity Tier 1 capital	$9,540	15.4%	$9,312	15.4%	$4,037	6.5%
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

Off-Balance Sheet Arrangements and Unfunded Lending Commitments
____________________________________________________________________________________________
We do not have any significant off-balance sheet arrangements, including guarantees of third-party obligations. Guarantees are contracts or indemnification agreements that contingently require us to make a guaranteed payment or perform an obligation to a third-party based on certain trigger events. At September 30, 2017, we had not recorded any contingent liabilities in our Condensed Consolidated Statement of Financial Position related to any guarantees.
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

ITEM 1. FINANCIAL STATEMENTS
Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Earnings
(Unaudited)
____________________________________________________________________________________________

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except per share data)	2017	2016	2017	2016
Interest income:
Interest and fees on loans (Note 4)	$4,182	$3,771	$11,986	$10,763
Interest on investment securities	51	25	130	68
Total interest income	4,233	3,796	12,116	10,831
Interest expense:
Interest on deposits	219	188	615	539
Interest on borrowings of consolidated securitization entities	65	63	193	180
Interest on third-party debt	73	64	208	210
Total interest expense	357	315	1,016	929
Net interest income	3,876	3,481	11,100	9,902
Retailer share arrangements	(805)	(757)	(2,158)	(2,091)
Net interest income, after retailer share arrangements	3,071	2,724	8,942	7,811
Provision for loan losses (Note 4)	1,310	986	3,942	2,910
Net interest income, after retailer share arrangements and provision for loan losses	1,761	1,738	5,000	4,901
Other income:
Interchange revenue	164	154	474	435
Debt cancellation fees	67	67	203	194
Loyalty programs	(168)	(145)	(511)	(390)
Other	13	8	60	20
Total other income	76	84	226	259
Other expense:
Employee costs	335	311	981	892
Professional fees	161	174	470	474
Marketing and business development	124	92	342	293
Information processing	96	87	274	250
Other	242	195	710	589
Total other expense	958	859	2,777	2,498
Earnings before provision for income taxes	879	963	2,449	2,662
Provision for income taxes (Note 12)	324	359	899	987
Net earnings	$555	$604	$1,550	$1,675

Earnings per share
Basic	$0.70	$0.73	$1.93	$2.01
Diluted	$0.70	$0.73	$1.93	$2.01

Dividends declared per common share	$0.15	$0.13	$0.41	$0.13

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
____________________________________________________________________________________________

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2017	2016	2017	2016

Net earnings	$555	$604	$1,550	$1,675

Other comprehensive income (loss)
Investment securities	3	—	6	17
Currency translation adjustments	6	(4)	7	2
Employee benefit plans	—	—	—	(2)
Other comprehensive income (loss)	9	(4)	13	17

Comprehensive income	$564	$600	$1,563	$1,692
Amounts presented net of taxes.

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Financial Position
____________________________________________________________________________________________

($ in millions)	At September 30, 2017	At December 31, 2016
	(Unaudited)
Assets
Cash and equivalents	$13,915	$9,321
Investment securities (Note 3)	3,317	5,110
Loan receivables: (Notes 4 and 5)
Unsecuritized loans held for investment	53,997	52,332
Restricted loans of consolidated securitization entities	22,931	24,005
Total loan receivables	76,928	76,337
Less: Allowance for loan losses	(5,361)	(4,344)
Loan receivables, net	71,567	71,993
Goodwill	991	949
Intangible assets, net (Note 6)	772	712
Other assets(a)	1,986	2,122
Total assets	$92,548	$90,207

Liabilities and Equity
Deposits: (Note 7)
Interest-bearing deposit accounts	$54,232	$51,896
Non-interest-bearing deposit accounts	222	159
Total deposits	54,454	52,055
Borrowings: (Notes 5 and 8)
Borrowings of consolidated securitization entities	11,891	12,388
Senior unsecured notes	8,008	7,759
Total borrowings	19,899	20,147
Accrued expenses and other liabilities	3,793	3,809
Total liabilities	$78,146	$76,011

Equity:
Common Stock, par share value $0.001 per share; 4,000,000,000 shares authorized; 833,984,684 shares issued at both September 30, 2017 and December 31, 2016; 782,584,050 and 817,352,328 shares outstanding at September 30, 2017 and December 31, 2016, respectively	$1	$1
Additional paid-in capital	9,429	9,393
Retained earnings	6,543	5,330
Accumulated other comprehensive income (loss):
Investment securities	(12)	(18)
Currency translation adjustments	(13)	(20)
Other	(15)	(15)
Treasury Stock, at cost; 51,400,634 and 16,632,356 shares at September 30, 2017 and December 31, 2016, respectively	(1,531)	(475)
Total equity	14,402	14,196
Total liabilities and equity	$92,548	$90,207
_______________________
(a) Other assets include restricted cash and equivalents of $173 million and $347 million at September 30, 2017 and December 31, 2016, respectively.
See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
____________________________________________________________________________________________

	Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity

Balance at January 1, 2016	833,828	$1	$9,351	$3,293	$(41)	$—	$12,604
Net earnings	—	—	—	1,675	—	—	1,675
Other comprehensive income	—	—	—	—	17	—	17
Purchases of treasury stock	—	—	—	—	—	$(238)	(238)
Stock-based compensation	157	—	30	—	—	—	30
Dividends - common stock	—	—	—	(107)	—	—	(107)
Balance at September 30, 2016	833,985	$1	$9,381	$4,861	$(24)	$(238)	$13,981

Balance at January 1, 2017	833,985	$1	$9,393	$5,330	$(53)	$(475)	$14,196
Net earnings	—	—	—	1,550	—	—	1,550
Other comprehensive income	—	—	—	—	13	—	13
Purchases of treasury stock	—	—	—	—	—	(1,066)	(1,066)
Stock-based compensation	—	—	36	(9)	—	10	37
Dividends - common stock	—	—	—	(328)	—	—	(328)
Balance at September 30, 2017	833,985	$1	$9,429	$6,543	$(40)	$(1,531)	$14,402

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
____________________________________________________________________________________________

	Nine months ended September 30,
($ in millions)	2017	2016
Cash flows - operating activities
Net earnings	$1,550	$1,675
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for loan losses	3,942	2,910
Deferred income taxes	186	47
Depreciation and amortization	187	164
(Increase) decrease in interest and fees receivable	(110)	(105)
(Increase) decrease in other assets	(79)	29
Increase (decrease) in accrued expenses and other liabilities	282	(321)
All other operating activities	488	388
Cash provided from (used for) operating activities	6,446	4,787

Cash flows - investing activities
Maturity and redemption of investment securities	2,987	1,038
Purchases of investment securities	(1,247)	(1,241)
Acquisition of loan receivables	(73)	(54)
Net (increase) decrease in restricted cash and equivalents	174	12
Net (increase) decrease in loan receivables	(3,706)	(4,773)
All other investing activities	(383)	(133)
Cash provided from (used for) investing activities	(2,248)	(5,151)

Cash flows - financing activities
Borrowings of consolidated securitization entities
Proceeds from issuance of securitized debt	2,381	3,766
Maturities and repayment of securitized debt	(2,884)	(4,949)
Third-party debt
Proceeds from issuance of third-party debt	741	1,193
Maturities and repayment of third-party debt	(500)	(4,151)
Net increase (decrease) in deposits	2,060	6,119
Purchases of treasury stock	(1,066)	(238)
Dividends paid on common stock	(328)	(107)
All other financing activities	(8)	(6)
Cash provided from (used for) financing activities	396	1,627

Increase (decrease) in cash and equivalents	4,594	1,263
Cash and equivalents at beginning of period	9,321	12,325
Cash and equivalents at end of period	$13,915	$13,588

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

NOTE 3.    INVESTMENT SECURITIES
All of our investment securities are classified as available-for-sale and are held to meet our liquidity objectives or to comply with the Community Reinvestment Act. Our investment securities consist of the following:

	September 30, 2017				December 31, 2016
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
($ in millions)	cost	gains	losses	fair value	cost	gains	losses	fair value
Debt
U.S. government and federal agency	$1,725	$1	$(1)	$1,725	$3,676	$1	$(1)	$3,676
State and municipal	44	—	—	44	47	—	(1)	46
Residential mortgage-backed(a)	1,321	2	(21)	1,302	1,400	2	(29)	1,373
Asset-backed(b)	231	—	—	231	—	—	—	—
Equity	15	—	—	15	15	—	—	15
Total	$3,336	$3	$(22)	$3,317	$5,138	$3	$(31)	$5,110
_______________________

(a)
All of our residential mortgage-backed securities have been issued by government-sponsored entities and are collateralized by U.S. mortgages. At September 30, 2017 and December 31, 2016, $362 million and $363 million, respectively, are pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve Discount Window advances.

(b)	All of our asset-backed securities are collateralized by credit card loans.
The following table presents the estimated fair values and gross unrealized losses of our available-for-sale investment securities:

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
($ in millions)	fair value	losses	fair value	losses
At September 30, 2017
Debt
U.S. government and federal agency	$1,450	$(1)	$—	$—
State and municipal	25	—	5	—
Residential mortgage-backed	330	(5)	831	(16)
Asset-backed	129	—	—	—
Equity	—	—	—	—
Total	$1,934	$(6)	$836	$(16)

At December 31, 2016
Debt
U.S. government and federal agency	$1,701	$(1)	$—	$—
State and municipal	35	(1)	4	—
Residential mortgage-backed	1,235	(28)	35	(1)
Equity	14	—	1	—
Total	$2,985	$(30)	$40	$(1)
We regularly review investment securities for impairment using both qualitative and quantitative criteria. We presently do not intend to sell our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell these securities before recovery of our amortized cost.

There were no other-than-temporary impairments recognized for the three and nine months ended September 30, 2017 and 2016.
Contractual Maturities of Investments in Available-for-Sale Debt Securities

	Amortized	Estimated
At September 30, 2017 ($ in millions)	cost	fair value

Due
Within one year	$1,611	$1,610
After one year through five years	$346	$346
After five years through ten years	$2	$2
After ten years	$1,362	$1,344
We expect actual maturities to differ from contractual maturities because borrowers have the right to prepay certain obligations.
There were no material realized gains or losses recognized for the three and nine months ended September 30, 2017 and 2016.
Although we generally do not have the intent to sell any specific securities held at September 30, 2017, in the ordinary course of managing our investment securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield, liquidity requirements and funding obligations.
NOTE 4.    LOAN RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

($ in millions)	September 30, 2017	December 31, 2016

Credit cards	$73,946	$73,580
Consumer installment loans	1,561	1,384
Commercial credit products	1,384	1,333
Other	37	40
Total loan receivables, before allowance for losses(a)(b)	$76,928	$76,337
_______________________

(a)
Total loan receivables include $22.9 billion and $24.0 billion of restricted loans of consolidated securitization entities at September 30, 2017 and December 31, 2016, respectively. See Note 5. Variable Interest Entities for further information on these restricted loans.

(b)	At September 30, 2017 and December 31, 2016, loan receivables included deferred expense, net of deferred income, of $95 million and $82 million, respectively.
Allowance for Loan Losses

($ in millions)	Balance at July 1, 2017	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2017

Credit cards	$4,906	$1,287	$(1,140)	$211	$5,264
Consumer installment loans	34	14	(12)	3	39
Commercial credit products	60	9	(14)	2	57
Other	1	—	—	—	$1
Total	$5,001	$1,310	$(1,166)	$216	$5,361

($ in millions)	Balance at July 1, 2016	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2016

Credit cards	$3,800	$964	$(919)	$172	$4,017
Consumer installment loans	39	11	(11)	4	43
Commercial credit products	53	12	(13)	2	54
Other	2	(1)	—	—	$1
Total	$3,894	$986	$(943)	$178	$4,115

($ in millions)	Balance at January 1, 2017	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2017

Credit cards	$4,254	$3,866	$(3,518)	$662	$5,264
Consumer installment loans	37	28	(37)	11	39
Commercial credit products	52	48	(48)	5	57
Other	1	—	—	—	$1
Total	$4,344	$3,942	$(3,603)	$678	$5,361

($ in millions)	Balance at January 1, 2016	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2016

Credit cards	$3,420	$2,836	$(2,820)	$581	$4,017
Consumer installment loans	26	38	(31)	10	43
Commercial credit products	50	36	(39)	7	54
Other	1	—	—	—	1
Total	$3,497	$2,910	$(2,890)	$598	$4,115

Delinquent and Non-accrual Loans

At September 30, 2017 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing

Credit cards	$1,936	$1,688	$3,624	$1,688	$—
Consumer installment loans	21	4	25	—	4
Commercial credit products	30	15	45	15	—
Total delinquent loans	$1,987	$1,707	$3,694	$1,703	$4
Percentage of total loan receivables	2.6%	2.2%	4.8%	2.2%	—%

At December 31, 2016 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing

Credit cards	$1,695	$1,524	$3,219	$1,524	$—
Consumer installment loans	19	4	23	—	4
Commercial credit products	35	18	53	18	—
Total delinquent loans	$1,749	$1,546	$3,295	$1,542	$4
Percentage of total loan receivables	2.3%	2.0%	4.3%	2.0%	—%

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
We have both internal and external loan modification programs. We use long-term modification programs for borrowers experiencing financial difficulty as a loss mitigation strategy to improve long-term collectability of the loans that are classified as TDRs. The long-term program involves changing the structure of the loan to a fixed payment loan with a maturity no longer than 60 months and reducing the interest rate on the loan. The long-term program does not normally provide for the forgiveness of unpaid principal but may allow for the reversal of certain unpaid interest or fee assessments. We also make loan modifications for customers who request financial assistance through external sources, such as consumer credit counseling agency programs. These loans typically receive a reduced interest rate but continue to be subject to the original minimum payment terms and do not normally include waiver of unpaid principal, interest or fees. The following table provides information on loans that entered a loan modification program during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2017	2016	2017	2016
Credit cards	$210	$164	$557	$415
Consumer installment loans	—	—	—	—
Commercial credit products	1	1	3	2
Total	$211	$165	$560	$417
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

At September 30, 2017 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$981	$(388)	$593	$872
Consumer installment loans	—	—	—	—
Commercial credit products	5	(2)	3	5
Total	$986	$(390)	$596	$877

At December 31, 2016 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$862	$(321)	$541	$761
Consumer installment loans	—	—	—	—
Commercial credit products	6	(3)	3	5
Total	$868	$(324)	$544	$766

Financial Effects of TDRs
As part of our loan modifications for borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following table presents the types and financial effects of loans modified and accounted for as TDRs during the periods presented:

Three months ended September 30,	2017			2016
($ in millions)	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$13	$57	$954	$12	$45	$793
Consumer installment loans	—	—	—	—	—	—
Commercial credit products	—	1	5	—	1	6
Total	$13	$58	$959	$12	$46	$799

Nine months ended September 30,	2017			2016
($ in millions)	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$36	$161	$916	$36	$130	$778
Consumer installment loans	—	—	—	—	—	—
Commercial credit products	—	1	6	—	1	6
Total	$36	$162	$922	$36	$131	$784
Payment Defaults
The following table presents the type, number and amount of loans accounted for as TDRs that enrolled in a modification plan within the previous 12 months from the applicable balance sheet date and experienced a payment default during the periods presented. A customer defaults from a modification program after two consecutive missed payments.

Three months ended September 30,	2017		2016
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	19,466	$41	14,779	$30
Consumer installment loans	—	—	—	—
Commercial credit products	58	—	34	—
Total	19,524	$41	14,813	$30

Nine months ended September 30,	2017		2016
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	42,569	$90	29,982	$61
Consumer installment loans	—	—	—	—
Commercial credit products	124	1	82	—
Total	42,693	$91	30,064	$61

Credit Quality Indicators
Our loan receivables portfolio includes both secured and unsecured loans. Secured loan receivables are largely comprised of consumer installment loans secured by equipment. Unsecured loan receivables are largely comprised of our open-ended consumer and commercial revolving credit card loans. As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, as well as information from credit bureaus, such as a Fair Isaac Corporation (“FICO”) or other credit scores, relating to the customer’s broader credit performance. FICO scores are generally obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three credit score categories: (i) 661 or higher, which are considered the strongest credits; (ii) 601 to 660, considered moderate credit risk; and (iii) 600 or less, which are considered weaker credits. There are certain customer accounts for which a FICO score is not available where we use alternative sources to assess their credit and predict behavior. The following table provides the most recent FICO scores available for our customers at September 30, 2017 and December 31, 2016, respectively, as a percentage of each class of loan receivable. The table below excludes 0.7%, 0.7% and 0.8% of our total loan receivables balance at September 30, 2017, December 31, 2016 and September 30, 2016, respectively, which represents those customer accounts for which a FICO score is not available.

	September 30, 2017			December 31, 2016			September 30, 2016
	661 or	601 to	600 or	661 or	601 to	600 or	661 or	601 to	600 or
	higher	660	less	higher	660	less	higher	660	less

Credit cards	73%	19%	8%	73%	20%	7%	73%	20%	7%
Consumer installment loans	79%	15%	6%	78%	16%	6%	78%	16%	6%
Commercial credit products	88%	7%	5%	87%	9%	4%	87%	8%	5%
Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and by applying the same credit standards for all of our credit products. Unused credit card lines available to our customers totaled approximately $366 billion and $348 billion at September 30, 2017 and December 31, 2016, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.
Interest Income by Product
The following table provides additional information about our interest and fees on loans from our loan receivables, including held for sale:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2017	2016	2017	2016
Credit cards	$4,111	$3,705	$11,780	$10,573
Consumer installment loans	35	31	101	86
Commercial credit products	36	35	104	103
Other	—	—	1	1
Total	$4,182	$3,771	$11,986	$10,763

NOTE 5.    VARIABLE INTEREST ENTITIES
We use VIEs to securitize loans and arrange asset-backed financing in the ordinary course of business. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE and we did not provide non-contractual support for previously transferred loan receivables to any VIE in the three and nine months ended September 30, 2017 and 2016. Our VIEs are able to accept new loan receivables and arrange new asset-backed financings, consistent with the requirements and limitations on such activities placed on the VIE by existing investors. Once an account has been designated to a VIE, the contractual arrangements we have require all existing and future loans originated under such account to be transferred to the VIE. The amount of loan receivables held by our VIEs in excess of the minimum amount required under the asset-backed financing arrangements with investors may be removed by us under random removal of accounts provisions. All loan receivables held by a VIE are subject to claims of third-party investors.
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

The table below summarizes the assets and liabilities of our consolidated securitization VIEs described above.

($ in millions)	September 30, 2017	December 31, 2016
Assets
Loan receivables, net(a)	$21,667	$22,892
Other assets(b)	56	107
Total	$21,723	$22,999

Liabilities
Borrowings	$11,891	$12,388
Other liabilities	20	21
Total	$11,911	$12,409
_______________________

(a)
Includes $1.3 billion and $1.1 billion of related allowance for loan losses resulting in gross restricted loans of $22.9 billion and $24.0 billion at September 30, 2017 and December 31, 2016, respectively.

(b)
Includes $51 million and $100 million of segregated funds held by the VIEs at September 30, 2017 and December 31, 2016, respectively, which are classified as restricted cash and equivalents and included as a component of other assets in our Condensed Consolidated Statements of Financial Position.

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
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $1.0 billion and $1.1 billion for the three months ended September 30, 2017 and 2016, respectively. Related expenses consisted primarily of provision for loan losses of $303 million and $212 million for the three months ended September 30, 2017 and 2016, respectively, and interest expense of $65 million and $63 million for the three months ended September 30, 2017 and 2016, respectively.
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $3.1 billion and $3.4 billion for the nine months ended September 30, 2017 and 2016, respectively. Related expenses consisted primarily of provision for loan losses of $904 million and $729 million for the nine months ended September 30, 2017 and 2016, respectively, and interest expense of $193 million and $180 million for the nine months ended September 30, 2017 and 2016, respectively.
NOTE 6.    INTANGIBLE ASSETS

	September 30, 2017			December 31, 2016
($ in millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related	$1,232	$(648)	$584	$1,069	$(560)	$509
Capitalized software	357	(169)	188	318	(115)	203
Total	$1,589	$(817)	$772	$1,387	$(675)	$712
During the nine months ended September 30, 2017, we recorded additions to intangible assets subject to amortization of $215 million, primarily related to customer-related intangible assets, as well as capitalized software expenditures.

Customer-related intangible assets primarily relate to retail partner contract acquisitions and extensions, as well as purchased credit card relationships. During the nine months ended September 30, 2017 and 2016, we recorded additions to customer-related intangible assets subject to amortization of $175 million and $81 million, respectively, primarily related to payments made to acquire and extend certain retail partner relationships. These additions had a weighted average amortizable life of 10 years and 7 years for the nine months ended September 30, 2017 and 2016, respectively.
Amortization expense related to retail partner contracts was $28 million and $26 million for the three months ended September 30, 2017 and 2016, respectively, and $83 million and $76 million for the nine months ended September 30, 2017 and 2016, respectively and is included as a component of marketing and business development expense in our Condensed Consolidated Statements of Earnings. All other amortization expense was $25 million and $18 million for the three months ended September 30, 2017 and 2016, respectively and $63 million and $55 million for the nine months ended September 30, 2017 and 2016, respectively and is included as a component of other expense in our Condensed Consolidated Statements of Earnings.
NOTE 7.    DEPOSITS

	September 30, 2017		December 31, 2016
($ in millions)	Amount	Average rate(a)	Amount	Average rate(a)

Interest-bearing deposits	$54,232	1.6%	$51,896	1.5%
Non-interest-bearing deposits	222	—	159	—
Total deposits	$54,454		$52,055
____________________

(a)	Based on interest expense for the nine months ended September 30, 2017 and the year ended December 31, 2016 and average deposits balances.
At September 30, 2017 and December 31, 2016, interest-bearing deposits included $15.8 billion and $14.2 billion of certificates of deposit of $100,000 or more, respectively. Of the total certificates of deposit of $100,000 or more, $5.1 billion and $4.4 billion were certificates of deposit of $250,000 or more at September 30, 2017 and December 31, 2016, respectively.
At September 30, 2017, our interest-bearing time deposits maturing for the remainder of 2017 and over the next four years and thereafter were as follows:

($ in millions)	2017	2018	2019	2020	2021	Thereafter
Deposits	$2,956	$15,665	$5,758	$3,212	$2,288	$3,795
The above maturity table excludes $17.6 billion of demand deposits with no defined maturity, of which $15.9 billion are savings accounts. In addition, at September 30, 2017, we had $3.0 billion of broker network deposit sweeps procured through a program arranger who channels brokerage account deposits to us. Unless extended, the contracts associated with these broker network deposit sweeps will terminate between 2019 and 2021.

NOTE 8.    BORROWINGS

	September 30, 2017				December 31, 2016
($ in millions)	Maturity date	Interest Rate	Weighted average interest rate	Outstanding Amount(a)	Outstanding Amount(a)

Borrowings of consolidated securitization entities:
Fixed securitized borrowings	2017 - 2021	1.35% - 2.64%	1.90%	$8,241	$8,731
Floating securitized borrowings	2018 - 2020	1.95% - 2.16%	2.03%	3,650	3,657
Total borrowings of consolidated securitization entities			1.94%	11,891	12,388

Synchrony Financial senior unsecured notes:
Fixed senior unsecured notes	2019 - 2026	2.60% - 4.50%	3.53%	6,317	6,811
Floating senior unsecured notes	2017 - 2020	2.54% - 2.72%	2.67%	949	948

Synchrony Bank senior unsecured notes:
Fixed senior unsecured notes	2022	3.00%	3.00%	742	—
Total senior unsecured notes			3.38%	8,008	7,759

Total borrowings				$19,899	$20,147
___________________

(a)	The amounts presented above for outstanding borrowings include unamortized debt premiums, discounts and issuance cost.
Debt Maturities
The following table summarizes the maturities of the principal amount of our borrowings of consolidated securitization entities and senior unsecured notes for the remainder of 2017 and over the next four years and thereafter:

($ in millions)	2017	2018	2019	2020	2021	Thereafter
Borrowings	$1,526	$2,232	$7,227	$4,058	$1,408	$3,500

Third-Party Debt
Senior Unsecured Notes
On June 12, 2017, the Bank issued a total of $750 million principal amount of 3.000% senior unsecured notes due 2022.

Credit Facilities
As additional sources of liquidity, we have undrawn committed capacity under credit facilities, primarily related to our securitization programs.
At September 30, 2017, we had an aggregate of $5.1 billion of undrawn committed capacity under our securitization financings, subject to customary borrowing conditions, from private lenders under our two existing securitization programs, and an aggregate of $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders.

NOTE 9.    FAIR VALUE MEASUREMENTS
For a description of how we estimate fair value, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies in our 2016 annual consolidated and combined financial statements in our 2016 Form 10-K.
The following tables present our assets and liabilities measured at fair value on a recurring basis.
Recurring Fair Value Measurements
The following tables present our assets measured at fair value on a recurring basis.

At September 30, 2017 ($ in millions)	Level 1	Level 2	Level 3	Total

Assets
Investment securities
Debt
U.S. Government and Federal Agency	$—	$1,725	$—	$1,725
State and municipal	—	—	44	44
Residential mortgage-backed	—	1,302	—	1,302
Asset-backed	—	231	—	231
Equity	15	—	—	15
Total	$15	$3,258	$44	$3,317

At December 31, 2016 ($ in millions)

Assets
Investment securities
Debt
U.S. Government and Federal Agency	$—	$3,676	$—	$3,676
State and municipal	—	—	46	46
Residential mortgage-backed	—	1,373	—	1,373
Equity	15	—	—	15
Total	$15	$5,049	$46	$5,110
For the nine months ended September 30, 2017, there were no securities transferred between Level 1 and Level 2 or between Level 2 and Level 3. At September 30, 2017 and December 31, 2016, we did not have any significant liabilities measured at fair value on a recurring basis.
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

The following table presents the changes in our Level 3 debt instruments that are measured on a recurring basis for the three and nine months ended September 30, 2017 and 2016.
Changes in Level 3 Instruments

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2017	2016	2017	2016

Balance at beginning of period	$44	$49	$46	$49
Net realized/unrealized gains (losses)	1	2	1	4
Purchases	1	—	2	—
Settlements	(2)	(2)	(5)	(4)
Balance at end of period	$44	$49	$44	$49
Non-Recurring Fair Value Measurements
We hold certain assets that have been measured at fair value on a non-recurring basis at September 30, 2017 and 2016. These assets can include repossessed assets and cost method investments that are written down to fair value when they are impaired, as well as loan receivables held for sale. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs. The assets held by us that were measured at fair value on a non-recurring basis and the effects of the remeasurement to fair value were not material for all periods presented.

Financial Assets and Financial Liabilities Carried at Other than Fair Value

	Carrying	Corresponding fair value amount
At September 30, 2017 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$13,915	$13,915	$13,315	$600	$—
Other assets(a)(b)	$173	$173	$173	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$71,567	$80,248	$—	$—	$80,248

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$54,454	$54,877	$—	$54,877	$—
Borrowings of consolidated securitization entities	$11,891	$11,904	$—	$8,250	$3,654
Senior unsecured notes	$8,008	$8,197	$—	$8,197	$—

	Carrying	Corresponding fair value amount
At December 31, 2016 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$9,321	$9,321	$9,321	$—	$—
Other assets(a)(b)	$347	$347	$347	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$71,993	$79,566	$—	$—	$79,566

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$52,055	$52,507	$—	$52,507	$—
Borrowings of consolidated securitization entities	$12,388	$12,402	$—	$9,191	$3,211
Senior unsecured notes	$7,759	$7,875	$—	$7,875	$—
_______________________

(a)	For cash and equivalents and restricted cash and equivalents, carrying value approximates fair value due to the liquid nature and short maturity of these instruments.

(b)	This balance relates to restricted cash and equivalents, which is included in other assets.

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
At September 30, 2017 and December 31, 2016, Synchrony Financial met all applicable requirements to be deemed well-capitalized pursuant to Federal Reserve Board regulations. At September 30, 2017 and December 31, 2016, the Bank also met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. There are no conditions or events subsequent to September 30, 2017 that management believes have changed the Company's or the Bank’s capital category.
The actual capital amounts, ratios and the applicable required minimums of the Company and the Bank are as follows:
Synchrony Financial

At September 30, 2017 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio

Total risk-based capital	$14,126	18.7%	$6,058	8.0%
Tier 1 risk-based capital	$13,125	17.3%	$4,544	6.0%
Tier 1 leverage	$13,125	14.6%	$3,593	4.0%
Common equity Tier 1 Capital	$13,125	17.3%	$3,408	4.5%

At December 31, 2016 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio

Total risk-based capital	$14,129	18.5%	$6,094	8.0%
Tier 1 risk-based capital	$13,135	17.2%	$4,571	6.0%
Tier 1 leverage	$13,135	15.0%	$3,508	4.0%
Common equity Tier 1 Capital	$13,135	17.2%	$3,428	4.5%

Synchrony Bank

At September 30, 2017 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio

Total risk-based capital	$10,364	16.7%	$4,968	8.0%	$6,210	10.0%
Tier 1 risk-based capital	$9,540	15.4%	$3,726	6.0%	$4,968	8.0%
Tier 1 leverage	$9,540	13.0%	$2,929	4.0%	$3,661	5.0%
Common equity Tier I capital	$9,540	15.4%	$2,795	4.5%	$4,037	6.5%

At December 31, 2016 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio

Total risk-based capital	$10,101	16.7%	$4,825	8.0%	$6,031	10.0%
Tier 1 risk-based capital	$9,312	15.4%	$3,619	6.0%	$4,825	8.0%
Tier 1 leverage	$9,312	13.2%	$2,816	4.0%	$3,520	5.0%
Common equity Tier I capital	$9,312	15.4%	$2,714	4.5%	$3,920	6.5%
_______________________

(a)	Capital ratios are calculated based on the Basel III Standardized Approach rules, subject to applicable transition provisions, at September 30, 2017 and December 31, 2016.

(b)
At September 30, 2017 and at December 31, 2016, Synchrony Financial and the Bank also must maintain a capital conservation buffer of common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 1.25 percentage points and 0.625 percentage points, respectively, to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.

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
The following table presents the calculation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2017	2016	2017	2016

Net earnings	$555	$604	$1,550	$1,675

Weighted average common shares outstanding, basic	787.3	828.4	801.3	832.1
Effect of dilutive securities	3.6	2.2	3.7	2.0
Weighted average common shares outstanding, dilutive	790.9	830.6	805.0	834.1

Earnings per basic common share	$0.70	$0.73	$1.93	$2.01
Earnings per diluted common share	$0.70	$0.73	$1.93	$2.01

We have issued certain stock based awards under the Synchrony Financial 2014 Long-Term Incentive Plan. A total of 4 million and 3 million shares for the three months ended September 30, 2017 and 2016, respectively, and 3 million shares for both the nine months ended September 30, 2017 and 2016, related to these awards, were considered anti-dilutive and therefore were excluded from the computation of diluted earnings per share.
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
For periods prior to Separation, we are under continuous examination by the Internal Revenue Service (“IRS”) and the tax authorities of various states as part of their audit of GE’s tax returns. The IRS is currently auditing GE's consolidated U.S. income tax returns for 2012 to 2015. We are under examination in various states going back to 2008 as part of their audit of GE’s tax returns. We are not currently under audit with respect to any post-Separation periods. We believe that there are no issues or claims that are likely to significantly impact our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties that could result from such examinations.
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
Unrecognized Tax Benefits

($ in millions)	September 30, 2017	December 31, 2016
Unrecognized tax benefits, excluding related interest expense and penalties	$166	$150
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	111	99
Accrued interest on unrecognized tax benefits	11	6
Accrued penalties on unrecognized tax benefits	—	—
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
As of September 30, 2017, assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities, we estimate that net interest income over the following 12-month period would increase by approximately $155 million. This estimate projects net interest income over the following 12-month period and takes into consideration future growth and balance sheet composition.
For a more detailed discussion of our exposure to market risk, refer to “Management's Discussion and Analysis—Quantitative and Qualitative Disclosures about Market Risk” in our 2016 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

No change in internal control over financial reporting occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding purchases of our common stock primarily related to our share repurchase program that were made by us or on our behalf during the three months ended September 30, 2017.

($ in millions, except per share data)	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Programs(c)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs(b)

July 1 - 31, 2017	6,543,656	$30.52	6,520,284	$1,241.0
August 1 - 31, 2017	6,321,552	30.22	6,321,552	1,050.0
September 1 - 30, 2017	34,322	29.02	—	1,050.0
Total	12,899,530	$30.37	12,841,836	$1,050.0

_______________________

(a)
Primarily represents repurchases of shares of common stock under our publicly announced share repurchase programs of up to $1.64 billion of our outstanding shares of common stock through June 30, 2018 (the "2017 Share Repurchase Program"). Also includes 23,372 shares, 0 shares and 34,322 shares withheld in July, August and September, respectively, to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock awards or upon the exercise of stock options.

(b)	Amounts exclude commission costs.

(c)	On May 18, 2017, our Board of Directors approved the 2017 Share Repurchase Program.
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

Synchrony Financial
(Registrant)

October 26, 2017	/s/ Brian D. Doubles
Date	Brian D. Doubles Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
12.1	Statement of Ratio of Earnings to Fixed Charges
31(a)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
31(b)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
32	Certification Pursuant to 18 U.S.C. Section 1350
101
The following materials from Synchrony Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2017 and 2016, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Financial Position at September 30, 2017 and December 31, 2016, (iv) Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2017 and 2016, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (vi) Notes to Condensed Consolidated Financial Statements.

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