Form 10-K
period 2017-12-31
Synchrony Financial
filed 2018-02-22
CIK 1601712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the outstanding common equity of the registrant held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $23,716,562,515.
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 16, 2018 was 760,216,905.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held May 17, 2018, is incorporated by reference into Part III to the extent described therein.

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

•	the “Board of Directors” are to Synchrony’s board of directors;

•	the “Tax Act” are to tax legislation P.L. 115-97, commonly referred to as the Tax Cut and Jobs Act, signed into law on December 22, 2017; and

•	“FICO” are to a credit score developed by Fair Isaac & Co., which is widely used as a means of evaluating the likelihood that credit users will pay their obligations.
We provide a range of credit products through programs we have established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which, in our business and in this report, we refer to as our “partners.” The terms of the programs all require cooperative efforts between us and our partners of varying natures and degrees to establish and operate the programs. Our use of the term “partners” to refer to these entities is not intended to, and does not, describe our legal relationship with them, imply that a legal partnership or other relationship exists between the parties or create any legal partnership or other relationship. The “average length of our relationship” with respect to a specified group of partners or programs is measured on a weighted average basis by interest and fees on loans for the year ended December 31, 2017 for those partners or for all partners participating in a program, based on the date each partner relationship or program, as applicable, started. Information with respect to partner “locations” in this report is given at December 31, 2017. “Open accounts” represents credit card or installment loan accounts that are not closed, blocked or more than 60 days delinquent.
Unless otherwise indicated, references to “loan receivables” do not include loan receivables held for sale.
For a description of certain other terms we use, including “active account” and “purchase volume,” see the notes to “Item 7. Management’s Discussion and Analysis—Results of Operations—Other Financial and Statistical Data.” There is no standard industry definition for many of these terms, and other companies may define them differently than we do.

“Synchrony” and its logos and other trademarks referred to in this report, including, CareCredit®, Quickscreen®, Dual Card™ and SyPI™ belong to us. Solely for convenience, we refer to our trademarks in this report without the ™ and ® symbols, but such references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights to our trademarks. Other service marks, trademarks and trade names referred to in this report are the property of their respective owners.
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

Industry and Market Data
This report contains various historical and projected financial information concerning our industry and market. Some of this information is from industry publications and other third-party sources, and other information is from our own data and market research that we commission. All of this information involves a variety of assumptions, limitations and methodologies and is inherently subject to uncertainties, and therefore you are cautioned not to give undue weight to it. Although we believe that those industry publications and other third-party sources are reliable, we have not independently verified the accuracy or completeness of any of the data from those publications or sources. Statements in this report that we are the largest provider of private label credit cards in the United States (based on purchase volume and receivables) are based on issue number 1,112 of “The Nilson Report,” a subscription-based industry newsletter, dated June 2017 (based on 2016 data).
Non-GAAP Measures
We present adjusted net earnings that represents net earnings adjusted to exclude additional tax expense incurred in the year ended December 31, 2017 related to the effects from the Tax Act. The additional tax expense was primarily due to the Tax Act’s reduction in the corporate tax rate that resulted in a remeasurement of our deferred tax assets and liabilities. We believe this measure helps investors understand the impact of this recent law change on our reported results. For a reconciliation of these adjusted measures to their nearest comparable GAAP component, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures.”
We present certain capital ratios for the Company at December 31, 2017 and 2016. These capital ratios include common equity Tier 1 capital ("CET1") as calculated under the U.S. Basel III capital rules on a fully phased-in basis, which is not currently required by our regulators to be disclosed and, as such, is considered to be a non-GAAP measure. We believe these capital ratios are useful measures to investors because they are widely used by analysts and regulators to assess the capital position of financial services companies, although these ratios may not be comparable to similarly titled measures reported by other companies. For a reconciliation of the components of these capital ratios to their nearest comparable GAAP component, see “Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures.”

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
Forward-looking statements are based on management’s current expectations and assumptions, and are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, actual results could differ materially from those indicated in these forward-looking statements. Factors that could cause actual results to differ materially include global political, economic, business, competitive, market, regulatory and other factors and risks, such as: the impact of macroeconomic conditions and whether industry trends we have identified develop as anticipated; retaining existing partners and attracting new partners, concentration of our revenue in a small number of Retail Card partners, promotion and support of our products by our partners, and financial performance of our partners; cyber-attacks or other security breaches; higher borrowing costs and adverse financial market conditions impacting our funding and liquidity, and any reduction in our credit ratings; our ability to grow our deposits in the future; our ability to securitize our loan receivables, occurrence of an early amortization of our securitization facilities, loss of the right to service or subservice our securitized loan receivables, and lower payment rates on our securitized loan receivables; changes in market interest rates and the impact of any margin compression; effectiveness of our risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, our ability to manage our credit risk, the sufficiency of our allowance for loan losses and the accuracy of the assumptions or estimates used in preparing our financial statements; our ability to offset increases in our costs in retailer share arrangements; competition in the consumer finance industry; our concentration in the U.S. consumer credit market; our ability to successfully develop and commercialize new or enhanced products and services; our ability to realize the value of acquisitions and strategic investments; reductions in interchange fees; fraudulent activity; failure of third parties to provide various services that are important to our operations; disruptions in the operations of our computer systems and data centers; international risks and compliance and regulatory risks and costs associated with international operations; alleged infringement of intellectual property rights of others and our ability to protect our intellectual property; litigation and regulatory actions; damage to our reputation; our ability to attract, retain and motivate key officers and employees; tax legislation initiatives or challenges to our tax positions and/or interpretations, and state sales tax rules and regulations; a material indemnification obligation to GE under the Tax Sharing and Separation Agreement with GE (the "TSSA") if we cause the split-off from GE or certain preliminary transactions to fail to qualify for tax-free treatment or in the case of certain significant transfers of our stock following the split-off; regulation, supervision, examination and enforcement of our business by governmental authorities, the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the impact of the Consumer Financial Protection Bureau’s (the “CFPB”) regulation of our business; impact of capital adequacy rules and liquidity requirements; restrictions that limit our ability to pay dividends and repurchase our common stock, and restrictions that limit the Bank’s ability to pay dividends to us; regulations relating to privacy, information security and data protection; use of third-party vendors and ongoing third-party business relationships; and failure to comply with anti-money laundering and anti-terrorism financing laws.
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

PART I.
ITEM 1. BUSINESS
Our Company
____________________________________________________________________________________________
We are one of the premier consumer financial services companies in the United States. Our roots in consumer finance trace back to 1932, and today we are the largest provider of private label credit cards in the United States based on purchase volume and receivables. We provide a range of credit products through programs we have established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” Through our partners’ over 380,000 locations across the United States and Canada, and their websites and mobile applications, we offer their customers a variety of credit products to finance the purchase of goods and services. During 2017, we financed $131.8 billion of purchase volume, and at December 31, 2017, we had $81.9 billion of loan receivables and 74.5 million active accounts. Our active accounts represent a geographically diverse group of both consumers and businesses, with an average FICO score of 715 for active accounts at December 31, 2017.
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
We offer our credit products primarily through our wholly-owned subsidiary, the Bank. Through the Bank, we offer, directly to retail and commercial customers, a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”), including certificates of deposit, individual retirement accounts (“IRAs”), money market accounts and savings accounts. We also take deposits at the Bank through third-party securities brokerage firms that offer our FDIC-insured deposit products to their customers. We have significantly expanded our online direct banking operations in recent years and our deposit base serves as a source of stable and diversified low cost funding for our credit activities. At December 31, 2017, we had $56.5 billion in deposits, which represented 73% of our total funding sources.
Ownership and Regulation of Synchrony
____________________________________________________________________________________________
In November 2015, Synchrony Financial became a stand-alone savings and loan holding company following the completion of GE's exchange offer, in which GE exchanged shares of GE common stock for all the remaining shares of our common stock it owned (the “Separation”). In June 2017, the Company also elected financial holding company status under the Bank Holding Company Act.
As a savings and loan holding company and a financial holding company, the Company is subject to regulation, supervision and examination by the Federal Reserve Board. In addition, as a large provider of consumer financial services, the Company is subject to regulation, supervision and examination by the CFPB.

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
Retail Card
Retail Card is a leading provider of private label credit cards, and also provides Dual Cards, general purpose co-branded credit cards and small- and medium-sized business credit products. Retail Card accounted for $12.0 billion, or 74%, of our total interest and fees on loans for the year ended December 31, 2017. Substantially all of the credit extended in this platform is on standard (i.e., non-promotional) terms.
Retail Card’s revenue consists of interest and fees on our loan receivables. Other income earned by the Retail Card sales platform primarily consists of interchange fees earned when our Dual Card or co-brand cards are used outside of our partners’ sales channels and fees paid to us by customers who purchase our debt cancellation products, less loyalty program payments.
Retail Card Partners
We have ongoing Retail Card programs with 29 national and regional retailers, which have approximately 45,000 retail locations and include department stores, specialty retailers, mass merchandisers, e-retailers (multi-channel and online retailers) and oil and gas retailers. The average length of our relationship with our ongoing Retail Card partners is 20 years.

PayPal transaction
In November 2017, we announced our agreement to acquire approximately $6.8 billion of loans from PayPal Credit U.S. consumer credit receivables portfolio, including approximately $1.0 billion of interests held by other investors and chartered financial institutions. Synchrony Bank will become PayPal’s exclusive issuing bank for the PayPal Credit point of sale financing program in the United States for the next 10 years. PayPal has also agreed to extend its existing co-brand credit card relationship with Synchrony Financial through the same 10-year term. Subject to regulatory approval and other customary conditions, these transactions (collectively, the “PayPal transaction”) are expected to close in the third quarter of 2018.
New and Extended Partner Programs
During the year ended December 31, 2017, we extended our Retail Card program agreements with Belk, Evine, Men's Wearhouse and QVC, and launched our new programs with At Home, Cathay Pacific, Nissan and Infiniti and zulily.
Program agreements accounting for 79% of Retail Card interest and fees on loans for the year ended December 31, 2017, currently have an expiration date in 2020 or beyond. Set forth below is certain information regarding the current scheduled expiration dates of our ongoing 29 Retail Card partner programs:

Scheduled program expiration[(1)(2)(3)]

<1%
20%
14%
21%
12%
21%
11%
2018
2019
2020
2021
2022
2023
2024+
Partners(3)
1
2
4
4
5
5
8

______________________

(1)	Percentages stated as a proportion of total Retail Card interest and fees on loans for the year ended December 31, 2017.

(2)	Existing partners as of December 31, 2017.

(3)
Excludes certain credit card portfolios that were sold, have not been renewed, or expire in 2018, which represent less than 1% of our total Retail Card interest and fees on loans for the year ended December 31, 2017. Does not reflect the announced PayPal transaction which we expect to close in the third quarter of 2018.

Our five largest programs are with Retail Card partners: Gap, JCPenney, Lowe’s, Sam’s Club and Walmart. These programs accounted in aggregate for 53% of our total interest and fees on loans for the year ended December 31, 2017, and 49% of loan receivables at December 31, 2017. Our programs with JCPenney, Lowe's and Walmart each accounted for more than 10% of our total interest and fees on loans for the year ended December 31, 2017. Sam’s Club is a subsidiary of Walmart that is a separate contracting entity with its own program agreement with us, which we report separately from the Walmart program. For purposes of the information provided in this paragraph with respect to Walmart, the interest and fees on loans from the Sam's Club program have not been included.
The length of our relationship with each of these five Retail Card partners is over 18 years, and in the case of Lowe's, 38 years. The current expiration dates for these agreements range from 2019 through 2023.
In addition to the above, we expect to close the PayPal transaction in the third quarter of 2018, subject to regulatory approval and other customary conditions. Following completion of this transaction we expect our combined credit and co-brand programs with PayPal to become one of our five largest partner programs.
Retail Card Program Agreements

Our Retail Card programs are governed by program agreements that are each negotiated separately with our partners. Although the terms of the agreements are partner-specific, and may be amended from time to time, under a typical program agreement, our partner agrees to support and promote the program to its customers, but we control credit criteria and issue credit cards to customers who qualify under those criteria. We own the underlying accounts and all loan receivables generated under the program from the time of origination. Other key provisions in the Retail Card program agreements include:
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
Payment Solutions
Payment Solutions is a leading provider of promotional financing for major consumer purchases, offering private label credit cards and installment loans. Payment Solutions accounted for $2.2 billion, or 14%, of our total interest and fees on loans for the year ended December 31, 2017. Substantially all of the credit extended in Payment Solutions is promotional financing.
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
At December 31, 2017, our Payment Solutions partners had approximately 125,000 retail locations. Payment Solutions is diversified by program, with no one Payment Solutions program accounting for more than 1.2% of our total interest and fees on loans for the year ended December 31, 2017. At December 31, 2017, the average length of our relationships with our ten largest Payment Solutions programs was 12 years.

Payment Solutions interest and fees on loans by retail market
Year ended December 31, 2017
Home furnishings/flooring
Electronics/appliances
Automotive
Home specialty
Power (motorcycles, ATVs and lawn and garden)
Other retail
Jewelry and other luxury items
3.9%
7.5%
7.5%
8.6%
9.9%
16.5%
46.1%

_____________________

(1)	Based on interest and fees on loans for the year ended December 31, 2017.

(2)	Length of relationship based on MEGA Group USA, which subsequently merged with Nationwide Buying Group to form Nationwide Marketing Group.
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
During the year ended December 31, 2017, we launched our Synchrony Car Care program and our new Synchrony HOME credit card network, and extended our program agreements with BrandsMart U.S.A.; City Furniture; Home Furnishings Association; Husqvarna Viking; MEGA Group USA, subsequently merged with Nationwide Buying Group to form Nationwide Marketing Group; Midas; Nautilus; Sweetwater and Yamaha.

Payment Solutions Program Agreements
National and Regional Retailers and Manufacturers
The terms of our program agreements with national and regional retailers and manufacturers are typically similar to the terms of our Retail Card program agreements in that we are the exclusive program provider of financing for the national or regional retailer or manufacturer with respect to the financing products that we offer. Some program agreements, however, allow the merchant to use a second source lender after an application has been submitted to us and declined, or in the case of some of our programs, may allow the manufacturer to have several primary lenders. The term of the program agreements generally run from three to five years and are subject to termination prior to the scheduled termination date by us or our partner for various reasons, including if the other party materially breaches its obligations. Some of these programs also permit our partner to terminate the program if we change certain key cardholder terms, exceed certain pricing thresholds, certain force majeure events occur, certain changes in our ownership occur or there is a material adverse change in our financial condition. A few of these programs also may be terminated at will by the partner on specified notice to us (e.g., several months). Many of these program agreements have renewal clauses which allow the program agreement to be renewed for successive one or more year terms until terminated by us or our partner. We typically negotiate with program participants to renew the program agreements well in advance of their termination dates.
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
Buying Groups and Industry Associations
The programs we have established with buying groups and industry associations, such as the Home Furnishings Association, Jewelers of America and Nationwide Marketing Group, are governed by program agreements under which we make our credit products available to their respective members or dealers, but these agreements generally do not require the members or dealers to offer our products to their customers. Under the terms of the program agreements, buying groups and industry associations generally agree to support and promote the respective programs. These arrangements may include sign-up fees and volume-based incentives paid by us to the groups and their members.
Individually-Branded Programs
Our individually-branded programs are focused on specific industries, where we create either company-branded or company and partner-branded private label credit cards that are usable across all participating locations within the industry-specific network. For example, our Synchrony Car Care program, comprised of merchants selling automotive parts, repair services and tires, covers over 30,000 locations across the United States, and cards issued may be dual branded with Synchrony Car Care and partners such as Midas, Michelin Tires or Pep Boys. Under the terms of these programs, we establish merchant discounts applicable to each financing offer, and, in some cases, the fees we charge partners for their membership in the network. In addition, the Synchrony Car Care program allows for expanded use outside of the program network at certain related merchants, such as gas stations. Similarly, we launched the Synchrony HOME credit card network, accepted by retailers at more than 10,000 locations in industries such as home furnishing, flooring and electronics.
Dealer Agreements
For the programs we have established with manufacturers, buying groups, industry associations and individually-branded programs described above, we enter into individual agreements with the merchants and dealers that offer our credit products under these programs. These agreements generally are not exclusive and some parties who offer our financing products also offer financing from our competitors. Our agreements generally continue until terminated by either party, with termination typically available to either party at will upon 15 days’ written notice. Our dealer agreements set forth the economic terms associated with the program, including the fees charged to dealers to offer promotional financing, and in some cases, allow us to periodically change the fees we charge.

CareCredit
CareCredit is a leading provider of promotional financing to consumers for health and personal care procedures, products or services. CareCredit accounted for $2.0 billion, or 12%, of our total interest and fees on loans for the year ended December 31, 2017. Substantially all of the credit extended in CareCredit is promotional financing.
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

CareCredit interest and fees on loans by specialty

Year ended December 31, 2017

Dental
Veterinary
Cosmetic and dermatology
Vision
Audiology
Other markets
61.5%
18.8%
9.3%
5.1%
1.9%
3.4%

During 2017, over 195,000 locations either processed a CareCredit application or made a sale on a CareCredit credit card. No one CareCredit partner accounted for more than 0.3% of our total interest and fees on loans for the year ended December 31, 2017.
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
At December 31, 2017, we had relationships with over 110 professional and other associations (including the American Dental Association and the American Animal Hospital Association), manufacturers and buying groups, which endorse and promote our credit products to their members. Of these relationships, over 65 were paid endorsements linked to member enrollment in, and volume under, the relevant program.

We screen potential partners using a variety of criteria, including whether the potential provider specializes in one of our approved specialties, carries the appropriate licensing and certifications, and meets our underwriting criteria. We also screen potential partners for reputational issues. We work with professional and other associations, manufacturers, buying groups, industry associations and healthcare consultants to educate their constituents about the products and services we offer. We believe our ability to attract new partners is aided by our customer satisfaction rate, which our research in 2017 showed is 89%. We also approach individual healthcare service providers through direct mail, advertising, and at trade shows.
During the year ended December 31, 2017, we acquired the Citi Health Card portfolio and renewed Bosley, Mars Petcare, National Veterinary Associates and Sono Bello in our network of providers. The network expanded by over 10,000 provider locations and grew average active cardholder accounts by 9%.

Our Customers
____________________________________________________________________________________________
Acquiring and Marketing to Retail Card & Payment Solutions Customers
We work directly with our partners using their distribution network, communication channels and customer interactions to market our products to their customers and potential customers. We believe our presence at our partners’ points of sale (in-store, online and mobile) and our ability to make credit decisions instantly for a customer that is already predisposed to make a purchase enables us to acquire new customer accounts at a lower cost than general purpose card issuers.
To acquire new customers, we collaborate with our partners and leverage our marketing expertise to create marketing programs that promote our products to creditworthy customers. Frequently, our partners market the availability of credit as part of (and with little incremental cost to) the advertising for their goods and services. Our marketing programs include marketing offers (e.g., 10% off the customer’s first purchase) and consumer communications that are delivered through a variety of channels, including in-store signage, online advertising, retailer website placement, associate communication, emails, text messages, direct mail campaigns, advertising circulars, and outside marketing via television, radio, print, along with digital marketing (search engine optimization and paid search). We also employ our proprietary Quickscreen acquisition method to make targeted pre-approved credit offers at the point-of-sale. Our Quickscreen technology allows us to run customer information that we have obtained from our partners through our risk models in advance so that when these customers seek to make payment for goods and services at our partners' points-of-sale, we can make a credit offer instantly, if appropriate. Based on our experience, due to the personalized and immediate nature of the offer, Quickscreen significantly outperforms traditional direct-to-consumer pre-approved channels, such as direct mail or email, in response rate and dollar spending.
Acquiring and Marketing to CareCredit Customers
We market our products through our provider network by training our network providers on the advantages of CareCredit products and by making marketing materials available for providers to use to promote the program and educate customers. Our training helps our providers learn to discuss payment options during the pre-treatment consultation phase, including the option to apply for a CareCredit credit card and the offer of promotional credit. According to a 2017 survey of our CareCredit customers, 51% indicated that they would have postponed or reduced the scope of treatment if financing was not offered by their provider. Consumers can apply for our CareCredit products in the provider’s office or online via the web or mobile device.
We also market our products to potential and existing customers directly through our web-based provider locator, which allows customers to search for healthcare service providers that accept the CareCredit credit card by desired geography and provider type. According to our records, our CareCredit provider locator averaged over 975,000 searches per month during the year ended December 31, 2017. We believe our partners recognize the locator as an important source of new customer acquisition.

Enterprise Customer Engagement ("ECE") / Analytics
After a customer obtains one of our products, our marketing programs encourage ongoing card usage by communicating the benefits of our products’ value propositions. Examples of such programs include: promotional financing offers, cardholder events, product discounts, dollar-off certificates, account holder sales, reward points and offers, new product announcements and previews, and free or reduced cost gift wrapping, alteration or delivery services. These programs are executed through our partners’ and our own (direct to consumer) distribution channels.
Through our ECE and data analytics teams, we optimize these programs through detailed test-and-learn tracking of cardholder responsiveness and subsequent behavior. This data is leveraged by applying machine learning and other analytic techniques to create tools that allow for customized marketing messages and promotional offers to cardholders. For example, if a cardholder consistently responds to a coupon sent by text message versus other channels, we will tailor future marketing messages to be delivered by text message and use such insight to identify other populations that are likely to behave in similar ways. Our Dual Card and general purpose co-branded credit card programs are further enhanced by the collection and analysis of data on customers' spend patterns at both our partners and at other retailers. The objective of these efforts is to drive incremental volume for our programs while maximizing return on investment.
Our extensive marketing activities targeted to existing customers have yielded high levels of re-use across both our Payment Solutions and CareCredit sales platforms. During the year ended December 31, 2017, 27% and 53% of purchase volume across our Payment Solutions platform and CareCredit network, respectively, resulted from repeat use at one or more retailers or providers.
Digital and mobile capabilities
We continued our focus and investment on enhancing our digital and data analytics capabilities. Our investments have spanned extensive customer research and enhancements to digital design and user experience to enhance existing processes and launch new digital platforms to reach our customers in unique ways.
We enhanced our fully-responsive dApply application with features such as data pre-fill and instant provisioning of new accounts to retailer digital wallets to make the application process quick and secure. In addition, our Digital Buy product is an easy to install checkout button that transforms the purchasing process into a fully partner-branded experience. This gives customers a quick and easy way to pay on a retailer’s website with their private label credit card, including promotional purchases, as well as lookup their account and request a credit line increase, all within the partner checkout experience. Additionally we continue to invest in our digital wallet capabilities including Apple Pay and Android Pay, as well as developing our own wallet capabilities within our CareCredit platform to allow customers to transact with our partners in a variety of ways.
We acquired GPShopper, an innovative developer of mobile applications that offers retailers and brands a full suite of commerce, engagement and analytic tools, through which we expanded our SyPI application capabilities and saw significant adoption and growth in 2017. Our SyPI application is a fully integrated Synchrony plug-in credit feature for our retailers’ apps, which allows credit card holders to easily shop, redeem rewards, and securely manage and make payments on their accounts via their mobile device. For our web users, we introduced Pay Without Login, which enables customers to access their account through device authentication versus a password and make one-time payments online. We also introduced our MySynchrony iOS and Android apps to make it easier for our cardholders to access their accounts on their mobile devices.

Loyalty Programs
The retail loyalty programs we manage typically provide cardholders with statement credit or cash back rewards. Other programs include rewards points, which are redeemable for a variety of products or awards, or merchandise discounts that are earned by achieving a pre-set spending level on their private label credit card, Dual Card or general purpose co-branded credit card. The merchandise discounts can be mailed to the cardholder, accessed digitally or may be immediately redeemable at the partner’s store. These loyalty programs are designed to generate incremental purchase volume per customer, while reinforcing the value of the card to the customer and strengthening customer loyalty. We continue to provide loyalty programs to customers that utilize non-credit payment types such as cash, debit or check. These multi-tender loyalty programs will allow our partners to market to an expanded customer base and allow us access to additional prospective cardholders.
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
The following table sets forth each credit product by type and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at December 31, 2017.

		Promotional Offer
Credit Product	Standard Terms Only	Deferred Interest	Other Promotional	Total
Credit cards	67.0%	15.8%	13.7%	96.5%
Consumer installment loans	—	—	1.9	1.9
Commercial credit products	1.6	—	—	1.6
Other	—	—	—	—
Total	68.6%	15.8%	15.6%	100.0%
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

Credit under a private label credit card typically is extended either on standard terms only in our Retail Card sales platform, which means accounts are assessed periodic interest charges using an agreed non-promotional fixed and/or variable interest rate, or pursuant to a promotional financing offer in our Payment Solutions and CareCredit sales platforms, involving deferred interest, no interest or reduced interest during a set promotional period. Promotional periods typically range between six and 48 months, but we may agree to longer terms with the partner. In almost all cases, we receive a merchant discount from our partners to compensate us for all or part of the foregone interest income associated with promotional financing. The terms of these promotions vary by partner, but generally the longer the deferred interest, reduced interest or interest-free period, the greater the partner’s merchant discount. Some offers permit customers to pay for a purchase in equal monthly payments with no interest or at a reduced interest rate, rather than deferring or delaying interest charges. For our deferred interest products, approximately 75% to 80% of customer transactions are typically paid off before interest is assessed. In CareCredit, standard rate financing generally applies to charges under $200.
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
We also offer general purpose co-branded credit cards that do not function as private label credit cards.
Credit extended under our Dual Cards and general purpose co-branded credit cards typically is extended on standard terms only. Dual Cards and general purpose co-branded credit cards are primarily offered through our Retail Card platform. At December 31, 2017, we offered Dual Card or general purpose co-branded credit cards through 21 of our 29 ongoing Retail Card programs, of which the majority are Dual Cards. We expect to continue to increase the number of partner programs that offer Dual Cards or general purpose co-branded credit cards and seek to increase the portion of our loan receivables attributable to these products.
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
Debt Cancellation Products
We offer a debt cancellation product to our credit card customers via online, mobile and, on a limited basis, direct mail. Customers who choose to purchase this product are charged a monthly fee based on their ending balance on each billing statement. In return, the Bank will cancel all or a portion of a customer’s credit card balance in the event of certain qualifying life events.
Direct Banking
__________________________________________________________________________________________
Through the Bank, we offer our customers a range of FDIC-insured deposit products. The Bank also takes deposits through third-party securities brokerage firms that offer our FDIC-insured deposit products to their customers. At December 31, 2017, we had $56.5 billion in deposits, $42.7 billion of which were direct deposits and $13.8 billion of which were brokered deposits. During 2017, direct deposits were received from approximately 360,000 customers that had a total of approximately 680,000 accounts. Retail customers accounted for substantially all of our direct deposits at December 31, 2017. The Bank had an 87% retention rate on certificates of deposit balances up for renewal for the year ended December 31, 2017. FDIC insurance is provided for our deposit products up to applicable limits.
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

We continue to grow our direct banking operations and believe we are well-positioned to continue to benefit from the consumer-driven shift from branch banking to direct banking. According to the 2017 American Bankers Association survey, approximately 72% of customers primarily use direct channels (internet, mail, phone and mobile) to manage their bank accounts.
Our deposit products include certificates of deposit, IRAs, money market accounts and savings accounts. We market our deposit products through multiple channels including digital and print. Customers can apply for, fund, and service their deposit accounts online or via phone. We have dedicated banking representatives within our call centers to service deposit accounts. Fiserv, Inc. ("Fiserv") provides the core banking platform for our online retail deposits including a customer-facing account opening and servicing platform.
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
Credit Risk Management
____________________________________________________________________________________________
Credit risk management is a critical component of our management and growth strategy. Credit risk refers to the risk of loss arising from customer default when customers are unable or unwilling to meet their financial obligations to us. Our credit risk arising from credit products is generally highly diversified across approximately 130 million open accounts at December 31, 2017, without significant individual exposures. We manage credit risk primarily according to customer segments and product types.
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
Customer Service
____________________________________________________________________________________________
Customer service is an important feature of our relationship with our partners. Our customers can contact us via phone, mail, email, eService and eChat. During the year ended December 31, 2017, we handled approximately 285 million calls.
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
We service all programs through our ten domestic and five off-shore call centers. We also provide phone-based customer service through a third-party vendor. We blend domestic and off-shore locations as an important part of our servicing strategy, to maintain service availability beyond normal work hours in the United States and to seek optimal costs. Customer service for cards issued to customers in Canada is supported through agents based in the United States.
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
Production Services
____________________________________________________________________________________________
Our production services organization oversees a number of services, including:

•	payment processing (more than 645 million paper and electronic payments in 2017);

•	embossing and mailing credit cards (more than 85 million cards in 2017);

•	printing and mailing and eService delivery of credit card statements (more than 755 million paper and electronic statements in 2017); and

•	other letters mailed or sent electronically (more than 90 million in 2017).
All U.S. customer payments received by mail are processed at one of two centers located in Atlanta, Georgia and Longwood, Florida, both of which are operated by the Bank. U.S. credit card statement printing and mailing, card embossing and mailing and letter production and mailing for customers are provided through outsourced services with First Data Corporation (“First Data”). While these services are outsourced, we monitor and maintain oversight of these other services. First Data also produces our statements and other mailings for deposit customers.
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
We also compete for customer usage of our credit products. Consumer credit provided, and credit card payments made, using our cards constitute only a small percentage of overall consumer credit provided and credit card payments in the United States. Consumers have numerous financing and payment options available to them. As a form of payment, our products compete with cash, checks, debit cards, Visa and MasterCard credit cards, as well as American Express, Discover Card, other private-label card brands, and, to a certain extent, prepaid cards. We also compete with non-traditional providers such as financial technology companies. In the future, we expect our products may face increased competition from new emerging payment technologies, such as Apple Pay, Chase Pay, Samsung Pay and Square, to the extent that our products are not accepted in, or compatible with, such technologies. We may also face increased competition from current competitors or others who introduce or embrace disruptive technology that significantly changes the consumer credit and payment industry. We compete for customers and their usage of our deposit products, and to minimize transfers to competitors of our customers’ outstanding balances, based on a number of factors, including pricing (interest rates and fees), product offerings, credit limits, incentives (including loyalty programs) and customer service. Some of our competitors provide a broader selection of services, including home and automobile loans, debit cards and bank branch ATM access, which may position them better among customers who prefer to use a single financial institution to meet all of their financial needs. In addition, some of our competitors are substantially larger than we are, may have substantially greater resources than we do or may offer a broader range of products and services than we do. Moreover, some of our competitors, including new and emerging competitors in the digital and mobile payments space, are not subject to the same regulatory requirements or legislative scrutiny to which we are subject, which also could place us at a competitive disadvantage.
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

Employees
____________________________________________________________________________________________
At December 31, 2017, we had over 16,000 full time employees. None of our employees are represented by a labor union or are covered by a collective bargaining agreement. We have not experienced any material employment-related work stoppages and consider relations with our employees to be good. We also have relationships with third-party call center providers in the United States and other countries that provide us with additional contractors for customer service, collections and other functions.
Risk Management
____________________________________________________________________________________________
Strong risk management is at the core of our business strategy and we have developed processes to manage the major categories of risk, namely credit, market, liquidity, operational (including compliance) and strategic risk.
As described in greater detail below under “—Risk Management Roles and Responsibilities,” we manage enterprise risk using an integrated framework that includes board-level oversight, administration by a group of cross-functional management committees, and day-to-day implementation by a dedicated risk management team led by the Chief Risk Officer (“CRO”). We also utilize the "Three Lines of Defense" risk management model to demonstrate and structure the roles, responsibilities and accountabilities in the organization for taking and managing risk. The Risk Committee of the Board of Directors has responsibility for the oversight of the risk management program, and three other board committees have other oversight roles with respect to risk management. Several management committees and subcommittees have important roles and responsibilities in administering the risk management program, including the Enterprise Risk Management Committee (the “ERMC”), the Management Committee (the “MC”), the Asset and Liability Management Committee (the “ALCO”) and the Capital Management Committee (the "CMC"). This committee-focused governance structure provides a forum through which risk expertise is applied cross-functionally to all major decisions, including development of policies, processes and controls used by the CRO and risk management team to execute the risk management philosophy.
The enterprise risk management philosophy is to ensure that all relevant risks are appropriately identified, measured, monitored and controlled. The approach in executing this philosophy focuses on leveraging risk expertise to drive enterprise risk management using a strong governance framework structure, a comprehensive enterprise risk assessment program and an effective risk appetite framework.
Risk Categories
Risk management is organized around five major risk categories: credit risk, market risk, liquidity risk, operational risk (including compliance), and strategic risk. We evaluate the potential impact of a risk event on us (including subsidiaries) by assessing the partner and customer, financial, reputational, and legal and regulatory impacts.
Credit Risk
Credit risk is the risk of loss that arises when an obligor fails to meet the terms of an obligation. Credit risk includes exposure to consumer credit risk from customer loans as well as institutional credit risk, principally from our partners. Consumer credit risk is one of our most significant risks. See “—Credit Risk Management” for a description of the customer credit risk management procedures.

Market Risk
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, correlations or other market factors will result in losses for a position or portfolio. The principal market risk exposures arise from volatility in interest rates and their impact on economic value, capitalization levels and earnings. Market risk is managed by the ALCO, and is subject to policy and risk appetite limits on sensitivity of both earnings at risk and the economic value of equity. Market risk metrics are reviewed by ALCO monthly, the Risk Committee on a quarterly basis and the Board of Directors as required.
Liquidity Risk
Liquidity risk is the risk that an institution’s financial condition or overall safety and soundness are adversely affected by a real or perceived inability to meet contractual obligations and support planned growth. The primary liquidity objective is to maintain a liquidity profile that will enable us, even in times of stress or market disruption, to fund our existing assets and meet liabilities in a timely manner and at an acceptable cost. Policy and risk appetite limits require us and the Bank (and other entities within our business, as applicable) to ensure that sufficient liquid assets are available to survive liquidity stresses over a specified time period. Our risk appetite statement requires funding diversification, monitoring early warning indicators in the capital markets, and other related limits. ALCO reviews liquidity exposures continuously in the context of approved policy and risk appetite limits and reports results quarterly to the Risk Committee, and the Board of Directors as required.
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
Strategic Risk
Strategic risk consists of the current or prospective risk to earnings and capital arising from changes in the business environment and from adverse business decisions, improper implementation of decisions or lack of responsiveness to changes in the business environment. The New Product Introduction ("NPI") Sub-Committee assesses the strategic viability and consistency of each new product or service. All new initiatives require the approval of the NPI Sub-Committee and a select number of new product requests are escalated to the MC and the Board of Directors, based on level of risk.
Risk Management Roles and Responsibilities
Responsibility for risk management flows to individuals and entities throughout our Company, including the Board of Directors, various board and management committees and senior management. The corporate culture and values, in conjunction with the risk management accountability incorporated into the integrated Risk Management Framework, which includes governance structure and three distinct Lines of Defense, has facilitated, and will continue to facilitate, the evolution of an effective risk presence across the Company.
The “First Line of Defense” is comprised of the business areas whose day-to-day activities involve decision-making and associated risk-taking for the Company. As the business owner, the first line is responsible for identifying, assessing, managing and controlling that risk, and for mitigating our overall risk exposure. The first line formulates strategy and operates within the risk appetite and risk governance framework. The “Second Line of Defense,” also known as the independent risk management organization, provides oversight of first line risk taking and management. The second line assists in determining risk capacity, risk appetite, and the strategies, policies and structure for managing risks. The second line owns the risk governance framework. The “Third Line of Defense” is comprised of Internal Audit. The third line provides independent and objective assurance to senior management and to the Board of Directors and Audit Committee that the first and second line risk management and internal control systems and its governance processes are well-designed and working as intended.

Set forth below is a further description of the roles and responsibilities related to the key elements of the risk management framework.
Board of Directors
The Board of Directors, among other things, has approved the enterprise-wide risk appetite statement and framework for the Company, as well as certain other risk management policies and oversees the Company’s strategic plan and enterprise-wide risk management program. The Board of Directors may assign certain risk management activities to applicable committees and management.
Board Committees
The Board of Directors has established four committees that assist the board in its oversight of risk management. These committees and their risk-related roles are described below.
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

Risk Committee
The Risk Committee’s role, among other things, is to: (i) assist the Board of Directors in its oversight of the Company’s enterprise-wide risk-management framework, including as it relates to credit, investment, market, liquidity, operational compliance and strategic risks; (ii) review and, at least annually, approve the Company’s risk governance framework and risk assessment and risk management practices, guidelines and policies (including significant policies that management uses to manage credit and investment, market, liquidity, operational, compliance and strategic risks); (iii) review and, at least annually, recommend to the Board of Directors for approval the Company’s enterprise-wide risk appetite (including the Company’s liquidity risk tolerance), and review and approve the Company’s strategy relating to managing key risks and other policies on the establishment of risk limits as well as the guidelines, policies and processes for monitoring and mitigating such risks; (iv) meet separately on a regular basis with our CRO and (in coordination with the Bank’s Risk Committee, as appropriate) the Bank’s CRO; (v) receive periodic reports from management on metrics used to measure, monitor and manage known and emerging risks, including management’s view on acceptable and appropriate levels of exposure; (vi) receive reports from our internal audit, risk management and independent liquidity review functions on the results of risk management reviews and assessments; (vii) review and approve, at least annually, the Company’s enterprise-wide capital and liquidity framework (including its contingency funding plan) and, in coordination with the Bank’s Risk Committee, review, at least quarterly, the Bank’s, liquidity risk appetite, regulatory capital and ratios and internal capital adequacy assessment processes and, at least annually, the Bank’s allowance for loan losses methodology, annual capital plan and resolution plan; (viii) review, at least semi-annually, information from senior management regarding whether the Company is operating within its established risk appetite; (ix) review the status of financial services regulatory examinations; (x) review the independence, authority and effectiveness of the Company’s risk management function and independent liquidity review function; (xi) approve the appointment of, evaluate and, when appropriate, replace, the CRO; and (xii) review disclosure regarding risk contained in the Company’s annual and quarterly reports.
Management Committees
There are four management committees with important roles and responsibilities in the risk management function: the MC and the ERMC, the ALCO and the CMC. These committees and their risk-related roles are described below.
Management Committee
The MC is under the oversight of the Board of Directors and is comprised of our senior executives and chaired by our Chief Executive Officer. The MC has responsibility for reviewing and approving lending and investment activities of the Company, such as equity investments, acquisitions, dispositions, joint ventures, portfolio deals and investment issues regarding the Company. It is also responsible for overseeing the Company’s approach to managing its investments, reviewing and approving the Company’s annual strategic plan and annual operating plan, and overseeing activities administered by its Credit, Culture, Information Technology, New Product Introduction, Investment Review and Pricing subcommittees. The MC also reviews management reports provided on a periodic basis, or as requested, in order to monitor evolving issues, effectiveness of risk mitigation activities and performance against strategic plans. The MC may make decisions only within the authority that is granted to it by the Board of Directors and must escalate any investment or other proposals outside of its authority to the Board of Directors for final decision.
ERMC
The ERMC is a management committee under the oversight of the Risk Committee and is comprised of senior executives and chaired by the CRO. The ERMC has responsibility for risk oversight across the Company and for reporting on material risks to our Risk Committee. The responsibilities of the ERMC include the day-to-day oversight of risks impacting the Company, establishing a risk appetite statement and ensuring compliance across the Company with the overall risk appetite. The ERMC also oversees establishment of risk management policies, the performance and functioning of the relevant overall risk management function, and the implementation of appropriate governance activities and systems that support control of risks.

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
CMC
The CMC is a management committee under the oversight of the Risk Committee and is comprised of our senior executives and chaired by the SVP, Capital Management and Stress Testing. The CMC provides oversight of the Company’s capital management, stress testing, and recovery and resolution planning activities. The CMC supports the Risk Committee in overseeing capital management activities such as the Annual Capital Plan, the Internal Capital Adequacy Assessment Process, the Dodd-Frank Act Stress Testing, the Pre-Provision Net Revenue and Credit Loss Methodologies, the Contingent Capital Plan as needed in the event of a breach, and the Recovery and Resolution Planning Process.
Chief Executive Officer, Chief Risk Officer and Other Senior Officers
The Chief Executive Officer (“CEO”) has ultimate responsibility for ensuring the management of the Company’s risk in accordance with the Company’s approved risk appetite statement, including through her role as chairperson of the MC. The CEO also provides leadership in communicating the risk appetite to internal and external stakeholders to help embed appropriate risk taking into the overall corporate culture of the Company.
The CRO manages our risk management team and, as chairperson of the ERMC, is responsible for establishing and implementing standards for the identification, management, measurement, monitoring and reporting of risk on an enterprise-wide basis. In collaboration with our CEO and the Chief Financial Officer, the CRO has responsibility for developing an appropriate risk appetite with corresponding limits that aligns with supervisory expectations, and this risk appetite statement has been approved by the Board of Directors. The CRO regularly reports to the Board of Directors and the Risk Committee on risk management matters.
The senior executive officers who serve as leaders in the "First Line of Defense," are responsible for ensuring that their respective functions operate within established risk limits, in accordance with the Company’s enterprise risk management policy. As members of the ERMC and the MC, they are also responsible for identifying risks, considering risk when developing strategic plans, budgets and new products and implementing appropriate risk controls when pursuing business strategies and objectives. In addition, senior executive officers are responsible for deploying sufficient financial resources and qualified personnel to manage the risks inherent in the Company’s business activities.
Risk Management
The risk management team, including compliance, led by the CRO, provides oversight of our risk profile and is responsible for maintaining a compliance program that includes compliance risk assessment, policy development, testing and reporting activities. This team effectively serves in a “Second Line of Defense” role by overseeing the operating activities of the “First Line of Defense.”
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

Enterprise Risk Assessment Process
The Enterprise Risk Assessment process (ERA) is a top-down process designed to identify, assess and quantify risk across the Company’s primary risk categories and serves as a basis to determine the Company’s risk profile. Enterprise risk assessments play an important role in directing the risk management activities by helping prioritize initiatives and focus resources on the most appropriate risks. The risk leader for each risk category directs the assessment process, reviewing not only the current type and level of risks, but also compliance with regulatory guidance and industry best practices as well as policy and procedural compliance. Progress against any action plans that have been put into place to manage key risks are tracked and reported to the ERMC. The ERA is performed annually and refreshed periodically, and is the basis of the Material Risk Inventory used in the strategic and capital planning processes.
Stress testing activities provide a forward-looking assessment of risks and losses. Stress testing is integrated into the strategic, capital and liquidity planning processes, and the results are used to identify portfolio vulnerabilities and develop risk mitigation strategies or contingency plans across a range of stressed conditions.
Risk Appetite Framework
We operate in accordance with a risk appetite statement setting forth objectives, plans and limits, and expressing preferences with respect to risk-taking activities in the context of overall business goals. The risk appetite statement is approved annually by the ERMC and the Board of Directors, with delegated authority to the CRO for implementation throughout the Company. The risk appetite statement serves as a tool to preclude activities that are inconsistent with the business and risk strategy. The risk appetite statement will be reviewed and approved at least annually as part of the business planning process and will be modified, as necessary, to include updated risk tolerances by risk category, enabling us to meet prescribed goals while continuing to operate within established risk boundaries.
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
As a savings and loan holding company and financial holding company, Synchrony is subject to regulation, supervision and examination by the Federal Reserve Board. As a large provider of consumer financial services, we are also subject to regulation, supervision and examination by the CFPB.
The Bank is a federally chartered savings association. As such, the Bank is subject to regulation, supervision and examination by the OCC, which is its primary regulator, and by the CFPB. In addition, the Bank, as an insured depository institution, is supervised by the FDIC.
The Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Act, which was enacted in July 2010, significantly restructured the financial regulatory regime in the United States. As discussed further throughout this section, certain aspects of the Dodd-Frank Act are subject to rules that are taking effect over several years, making it difficult to anticipate the overall financial impact on us or across the industry. See also “Item 1A. Risk Factors—Risks Relating to Regulation—The Dodd-Frank Act has had, and may continue to have, a significant impact on our business, financial condition and results of operations.”

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
We are also required to conduct stress tests on an annual basis. Under the Federal Reserve Board’s stress test regulations, we are required to utilize stress-testing methodologies providing for results under various scenarios of economic and financial market stress. Although as a savings and loan holding company and a financial holding company, we currently are not subject to the Federal Reserve Board’s Comprehensive Capital Analysis and Review (“CCAR”) rule, the Federal Reserve Board may in the future require us to comply with the CCAR process or some modified version of the CCAR process. Under this process, the Federal Reserve Board would measure our regulatory capital levels under various stress scenarios. Further, while as a savings and loan holding company we currently are not subject to the Federal Reserve Board’s capital planning rule, we prepare and submit a form of capital plan to the Federal Reserve Board for its review.
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

In addition to the modified LCR Rule, we may in the future be required to comply with rules adopted by the Federal Reserve Board to implement the Basel III Net Stable Funding Ratio (“NSFR”) in the United States, which would require us to maintain a minimum acceptable amount of stable funding based on our liquidity characteristics over a one-year period. In June 2016, the Federal Reserve Board proposed a rule to implement the NSFR in the United States. Under the proposed rule, we would be subject to a modified NSFR, which would be calibrated at 70 percent of the amount of stable funding that would be required of depository institution holding companies with $250 billion or more in total consolidated assets or $10 billion or more in total on-balance sheet foreign exposure.
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
Activities
In general, savings and loan holding companies may only conduct, or acquire control of companies engaged in, financial activities as permitted under the relevant provisions of the Bank Holding Company Act and the Home Owners' Loan Act ("HOLA"). Savings and loan holding companies that have elected financial holding company status generally can engage in a broader range of financial activities than are otherwise permissible for savings and loan holding companies, including securities underwriting, dealing and making markets in securities, and making merchant banking investments in non-financial companies. Synchrony made an election for financial holding company status in June 2017.

The Federal Reserve has the authority to limit a financial holding company’s ability to conduct otherwise permissible activities if the financial holding company or any of its depositary institution subsidiaries ceases to meet the applicable eligibility requirements, including requirements that the financial holding company and each of its U.S. depository institution subsidiaries maintain their status as “well-capitalized” and “well-managed.” The Federal Reserve may also impose corrective capital and/or managerial requirements on the financial holding company and may, for example, require divestiture of the holding company’s depository institutions if the deficiencies persist. Federal regulations additionally provide that if any depository institution controlled by a financial holding company fails to maintain at least a “Satisfactory” rating under the Community Reinvestment Act (“CRA”), the financial holding company and its subsidiaries are prohibited from engaging in additional activities that are permissible only for financial holding companies.
In addition, we are subject to banking laws and regulations that limit in certain respects the types of acquisitions and investments that we can make. For example, certain acquisitions of and investments in depository institutions or their holding companies that we may undertake are subject to the prior review and approval of our banking regulators, including the Federal Reserve Board, the OCC and the FDIC. Our banking regulators have broad discretion on whether to approve such acquisitions and investments. In deciding whether to approve a proposed acquisition or investment, federal bank regulators may consider, among other factors: (i) the effect of the acquisition or investment on competition, (ii) our financial condition and future prospects, including current and projected capital ratios and levels, (iii) the competence, experience and integrity of our management and its record of compliance with laws and regulations, (iv) the convenience and needs of the communities to be served, including our record of compliance under the CRA, (v) our effectiveness in combating money laundering, and (vi) any risks that the proposed acquisition poses to the U.S. banking or financial system.
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
Capital
The Bank is required by OCC regulations to maintain specified levels of regulatory capital. Institutions that are not well-capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits. The OCC is authorized and, under certain circumstances, required to take certain actions against an institution that fails to meet the minimum ratios for an adequately capitalized institution. At December 31, 2017, the Bank met or exceeded all applicable requirements to be deemed well-capitalized under OCC regulations.
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
As an insured depository institution, the Bank is also subject to the Federal Deposit Insurance Act (the “FDIA”), which requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors that are established by regulation. To be well-capitalized for purposes of the FDIA, the Bank must maintain a common equity Tier 1 capital to risk-weighted assets ratio of 6.5%, a Tier 1 capital to risk-weighted assets ratio of 8%, a total capital to risk-weighted assets ratio of 10%, and a leverage ratio of Tier 1 capital to total consolidated assets of 5%, and not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by the OCC to meet or maintain a specific capital level for any capital measure. At December 31, 2017, the Bank met or exceeded all applicable requirements to be deemed well-capitalized for purposes of the FDIA.
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
The CRA is a federal law that generally requires an insured depository institution to identify the communities it serves and to make loans and investments, offer products and provide services, in each case designed to meet the credit needs of these communities. The CRA also requires an institution to maintain comprehensive records of CRA activities to demonstrate how it is meeting the credit needs of communities. These records are subject to periodic examination by the responsible federal banking agency of the institution. Based on these examinations, the agency rates the institution’s compliance with CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” The CRA requires the agency to take into account the record of an institution in meeting the credit needs of the entire communities served, including low- and moderate- income neighborhoods, in determining such rating. Failure of an institution to receive at least a “Satisfactory” rating could inhibit the institution or its holding company from undertaking certain activities, including acquisitions. The Bank received a CRA rating of “Satisfactory” as of its most recent CRA examination.
The FDIA prohibits insured banks from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited) unless it is “well-capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. A bank that is “adequately capitalized” and that accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions under the FDIA on a bank that is “well-capitalized.” Further, “undercapitalized” institutions are subject to growth limitations. At December 31, 2017, the Bank met or exceeded all applicable requirements to be deemed well-capitalized for purposes of the FDIA. An inability to accept brokered deposits in the future could materially adversely impact our funding costs and liquidity.
Deposit Insurance
The FDIA requires the Bank to pay deposit insurance assessments. Deposit insurance assessments are affected by the minimum reserve ratio with respect to the federal Deposit Insurance Fund (the “DIF”). The Dodd-Frank Act increased the minimum reserve ratio with respect to the DIF to 1.35% and removed the statutory cap on the reserve ratio. The FDIC subsequently adopted a designated ratio of 2% and may increase that ratio in the future. Under the FDIC’s current deposit insurance assessment methodology, the Bank is required to pay deposit insurance assessments based on its average consolidated total assets, less average tangible equity, and various other regulatory factors included in an FDIC assessment scorecard.

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

Consumer Financial Services Regulation
The relationship between us and our U.S. customers is regulated under federal and state consumer protection laws. Federal laws include the Truth in Lending Act, the Equal Credit Opportunity Act, HOLA, the Fair Credit Reporting Act (the “FCRA”), the Gramm-Leach-Bliley Act (the “GLBA”), the CARD Act and the Dodd-Frank Act. These and other federal laws, among other things, require disclosures of the cost of credit, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, require safe and sound banking operations, prohibit unfair, deceptive and abusive practices, restrict our ability to raise interest rates on certain credit card balances, and subject us to substantial regulatory oversight. State and, in some cases, local laws also may regulate the relationship between us and our U.S. customers in these areas, as well as in the areas of collection practices, and may provide additional consumer protections. Moreover, we are subject to the Servicemembers Civil Relief Act, which protects persons called to active military service and their dependents from undue hardship resulting from their military service, and the Military Lending Act (the “MLA”), which extends specific protections if an accountholder, at the time of account opening, is a covered active duty member of the military or certain family members thereof (collectively, the “covered borrowers”). The Servicemembers Civil Relief Act applies to all debts incurred prior to the commencement of active duty (including credit card and other open-end debt) and limits the amount of interest, including service and renewal charges and any other fees or charges (other than bona fide insurance) that are related to the obligation or liability. The MLA became effective with respect to our credit card programs on October 3, 2017. The MLA applies to certain consumer loans, including credit extended pursuant to a credit card account, and extends specific protections if an accountholder, at the time of account opening, is a covered active duty member of the military or certain family members thereof (collectively, the “covered borrowers”). These protections include, but are not limited to: a limit on the military annual percentage rate that can be charged to 36%, delivery of certain required disclosures and a prohibition on mandatory arbitration agreements. If we were to extend credit to a covered borrower without complying with certain MLA provisions, the credit card agreement could be void from its inception.
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
If pre-dispute arbitration provisions are not enforceable or eliminated (for whatever reason), our exposure to class action litigation could increase significantly. See “Item 1A. Risk Factors—Risks Relating to Our Business—Litigation, regulatory actions and compliance issues could subject us to significant fines, penalties, judgments, remediation costs and/or requirements resulting in increased expenses.”
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
Money Laundering and Terrorist Financing Prevention Program
We maintain an enterprise-wide program designed to enable us to comply with all applicable anti-money laundering and anti-terrorism financing laws and regulations, including, but not limited to, the Bank Secrecy Act and the Patriot Act. This program includes policies, procedures, processes and other internal controls designed to identify, monitor, manage and mitigate the risk of money laundering or terrorist financing posed by our products, services, customers and geographic locale. These controls include procedures and processes to detect and report suspicious transactions, perform customer due diligence, respond to requests from law enforcement, and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. The program is coordinated by a compliance officer, undergoes an annual independent audit to assess its effectiveness, and requires training of employees.
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
Key macroeconomic conditions historically have affected our business, results of operations and financial condition and are likely to affect them in the future. Consumer confidence, unemployment and housing indicators are among the factors that often impact consumer spending behavior and demand for credit. Poor economic conditions reduce the usage of our credit cards and other financing products and the average purchase amount of transactions on our credit cards and through our other products, which, in each case, reduces our interest and fee income. We rely primarily on interest and fees on our loan receivables to generate our net earnings. Our interest and fees on our loan receivables was $16.2 billion for the year ended December 31, 2017. Poor economic conditions also adversely affect the ability and willingness of customers to pay amounts owed to us, increasing delinquencies, bankruptcies, charge-offs and allowances for loan losses, and decreasing recoveries. For example, our over-30 day delinquency rate as a percentage of period-end loan receivables was 8.25% at December 31, 2009 during the financial crisis, compared to 4.67% at December 31, 2017, and our full-year net charge-off rate was 11.26% for the year ended December 31, 2009, compared to 5.37% for the year ended December 31, 2017. The assessment of our credit profile includes the evaluation of portfolio mix, account maturation, as well as broader consumer trends, such as payment behavior and overall indebtedness. During 2017, these factors contributed to increases in our delinquent accounts and our forecasted net charge-off rate over the next twelve months. We believe the delinquency rate and net charge-off rate in our portfolio will continue to increase modestly from the credit trends we have experienced in recent years, and are likely to increase materially if economic conditions deteriorate.

Economic growth in the United States since the recession has been slow and uneven as consumers continue to recover from previously high unemployment rates, lower housing values, concerns about the level of U.S. government debt and fiscal actions that may be taken to address this, as well as economic and political conditions in the U.S. and global markets. A prolonged period of slow economic growth or a significant deterioration in economic conditions or broader consumer trends, including consumer indebtedness, would likely affect consumer spending levels and the ability and willingness of customers to pay amounts owed to us, and could have a material adverse effect on our business, results of operations and financial condition.
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
There is significant competition for our existing partners, and our failure to retain our existing larger partner relationships upon the expiration or our earlier loss of a relationship upon the exercise of a partner’s early termination rights, or the expiration or termination of a substantial number of smaller partner relationships, could have a material adverse effect on our results of operations (including growth rates) and financial condition to the extent we do not acquire new partners of similar size and profitability or otherwise grow our business. In addition, existing relationships may be renewed with less favorable terms to the Company in response to increased competition for such relationships. The competition for new partners is also significant, and our failure to attract new partners could adversely affect our ability to grow.
A significant percentage of our interest and fees on loans comes from relationships with a small number of Retail Card partners, and the loss of any of these Retail Card partners could adversely affect our business and results of operations.
Our five largest programs (Gap, JCPenney, Lowe’s, Sam’s Club and Walmart) accounted in aggregate for 53% of our total interest and fees on loans for the year ended December 31, 2017 and 49% of loan receivables at December 31, 2017. Our programs with JCPenney, Lowe's and Walmart each accounted for more than 10% of our total interest and fees on loans for the year ended December 31, 2017. Sam’s Club is a subsidiary of Walmart that is a separate contracting entity with its own program agreement with us, which we report separately from the Walmart program. We expect to have significant concentration in our largest relationships for the foreseeable future. See "Item 1. Business—Our Sales Platforms—Retail Card Partners."

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
We will need additional financing in the future to refinance any existing debt and finance growth of our business. The availability of additional financing will depend on a variety of factors such as financial market conditions generally, including the availability of credit to the financial services industry, consumers’ willingness to place money on deposit in the Bank, our performance and credit ratings and the performance of our securitized portfolios. Disruptions, uncertainty or volatility in the capital, credit or deposit markets, such as the uncertainty and volatility experienced in the capital and credit markets during the last financial crisis and more recently arising from the sovereign debt crisis in Europe and other economic and political conditions in the global markets and concerning the level of U.S. government debt and fiscal measures that may be taken over the longer term to address these matters, may limit our ability to obtain additional financing or refinance maturing liabilities on desired terms (including funding costs) in a timely manner or at all. As a result, we may be forced to delay obtaining funding or be forced to issue or raise funding on undesirable terms, which could significantly reduce our financial flexibility and cause us to contract or not grow our business, all of which could have a material adverse effect on our results of operations and financial conditions.
In addition, at December 31, 2017, we had an aggregate of $6.0 billion of undrawn credit facilities, subject to customary borrowing conditions, from private lenders under our securitization programs and an unsecured revolving credit facility. Our ability to draw on such commitments is subject to the satisfaction of certain conditions, including the applicable securitization trust having sufficient collateral to support the draw and the absence of an early amortization event. Moreover, there are regulatory reforms that have recently been proposed or adopted in the United States and internationally that are intended to address certain issues that affected banks in the last financial crisis. These reforms, generally referred to as “Basel III,” subject banks to more stringent capital, liquidity and leverage requirements. To the extent that the Basel III requirements result in increased costs to the banks providing undrawn committed capacity under our securitization programs, these costs are likely to be passed on to us. In addition, in response to Basel III, some banks in the market (including certain of the private lenders in our securitization programs) have added provisions to their credit agreements permitting them to delay disbursement of funding requests for 30 days or more. If our bank lenders require delayed disbursements of funding and/or higher pricing for committing undrawn capacity to us, our cost of funding and access to liquidity could be adversely affected.
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
We obtain deposits directly from retail and commercial customers or through brokerage firms that offer our deposit products to their customers. At December 31, 2017, we had $42.7 billion in direct deposits and $13.8 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger who channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to continue to fund our growth through direct deposits.

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
The FDIA prohibits an insured bank from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is “well capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. A bank that is “adequately capitalized” and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions under the FDIA on a bank that is “well capitalized” and at December 31, 2017, the Bank met or exceeded all applicable requirements to be deemed “well capitalized” for purposes of the FDIA. However, there can be no assurance that the Bank will continue to meet those requirements. Limitations on the Bank’s ability to accept brokered deposits for any reason (including regulatory limitations on the amount of brokered deposits in total or as a percentage of total assets) in the future could materially adversely impact our funding costs and liquidity. Any limitation on the interest rates the Bank can pay on deposits could competitively disadvantage us in attracting and retaining deposits and have a material adverse effect on our business.
A reduction in our credit ratings could materially increase the cost of our funding from, and restrict our access to, the capital markets.
Synchrony's senior unsecured debt currently is rated BBB- (stable outlook) by Fitch Ratings, Inc. (“Fitch”) and BBB- (stable outlook) by Standard & Poor’s (“S&P”). The Bank’s senior unsecured debt currently is rated BBB- (stable outlook) by Fitch and BBB (stable outlook) by S&P. Although we have not requested that Moody’s Investor Services, Inc. (“Moody’s”) provide a rating for our senior unsecured debt, we believe that if Moody’s were to issue a rating on our unsecured debt, its rating would be lower than the comparable ratings issued by Fitch and S&P. The ratings for our unsecured debt are based on a number of factors, including our financial strength, as well as factors that may not be within our control, such as macroeconomic conditions and the rating agencies’ perception of the industries in which we operate and the products we offer. The ratings of our asset-backed securities are, and will continue to be, based on a number of factors, including the quality of the underlying loan receivables and the credit enhancement structure with respect to each series of asset-backed securities, as well as our credit rating as sponsor and servicer of our publicly registered securitization trust. These ratings also reflect the various methodologies and assumptions used by the rating agencies, which are subject to change and could adversely affect our ratings. The rating agencies regularly evaluate our credit ratings as well as the credit ratings of our asset-backed securities. A downgrade in our unsecured debt or asset-backed securities credit ratings (or investor concerns that a downgrade may occur) could materially increase the cost of our funding from, and restrict our access to, the capital markets.
If the ratings on our asset-backed securities are reduced, put on negative watch or withdrawn, it may have an adverse effect on the liquidity or the market price of our asset-backed securities and on the cost of, or our ability to continue using, securitized financings to the extent anticipated.

Our inability to securitize our loan receivables would have a material adverse effect on our business, liquidity, cost of funds and financial condition.
We use the securitization of loan receivables, which involves the transfer of loan receivables to a trust and the issuance by the trust of asset-backed securities to third-party investors, as a significant source of funding. Our average level of securitized financings from third parties was $12.2 billion and $12.4 billion for the years ended December 31, 2017 and 2016, respectively. For a discussion of our securitization activities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funding, Liquidity and Capital Resources—Funding Sources—Securitized Financings” and Note 5. Variable Interest Entities to our consolidated financial statements.
Although the securitization market for credit cards has been re-established since the financial crisis that began in 2008, there can be no assurance that the market will not experience future disruptions. The extent to which we securitize our loan receivables in the future will depend in part upon the conditions in the securities markets in general and the credit card asset-backed securities market in particular, the overall credit quality of our loan receivables and the conformity of the loan receivables and our securitization program to rating agency requirements, the costs of securitizing our loan receivables, and the legal, regulatory, accounting and tax requirements governing securitization transactions. In the event we are unable to refinance existing asset-backed securities from our publicly registered securitization trust with new securities from the same trust, there are structural and regulatory constraints on our ability to refinance these asset-backed securities with Bank deposits or other funding at the Bank, and therefore we would be required to rely on sources outside of the Bank, which may not be available or may be available only at higher cost. A prolonged inability to securitize our loan receivables on favorable terms, or at all, or to refinance our asset-backed securities would have a material adverse effect on our business, liquidity, cost of funds and financial condition.
The occurrence of an early amortization of our securitization facilities would have a material adverse effect on our liquidity and cost of funds.
Our liquidity would be materially adversely affected by the occurrence of events resulting in the early amortization of our existing securitized financings. During an early amortization period, principal collections from the loan receivables in our asset-backed securitization trust in which the early amortization event occurred would be applied to repay principal of the trust's asset-backed securities rather than being available on a revolving basis to fund purchases of newly originated loan receivables. This would negatively impact our liquidity, including our ability to originate new loan receivables under existing accounts, and require us to rely on alternative funding sources, which might increase our funding costs or might not be available when needed.
Our loss of the right to service or subservice our securitized loan receivables would have a material adverse effect on our liquidity and cost of funds.
Synchrony currently acts as servicer with respect to our publicly registered securitization trust , and the Bank acts as servicer with respect to our other two securitization trusts. If Synchrony or the Bank, as applicable, defaults in its servicing obligations, an early amortization event could occur with respect to the relevant asset-backed securities and/or Synchrony or the Bank, as applicable, could be replaced as servicer. Servicer defaults include, for example, the failure of the servicer to make any payment, transfer or deposit in accordance with the securitization documents, a breach of representations, warranties or agreements made by the servicer under the securitization documents, the delegation of the servicer’s duties contrary to the securitization documents and the occurrence of certain insolvency events with respect to the servicer. Such an amortization event would have the adverse consequences discussed in the immediately preceding risk factor.
If either Synchrony or the Bank defaults in its servicing obligations with respect to any of our three securitization trusts, a third party could be appointed as servicer of such trust. If a third-party servicer is appointed, there is no assurance that the third party will engage us as sub-servicer, in which event we would no longer be able to control the manner in which the related trust’s assets are serviced, and the failure of a third party to appropriately service such assets could lead to an early amortization event in the affected securitization trust, which would have the adverse consequences discussed in the immediately preceding risk factor.

Lower payment rates on our securitized loan receivables could materially adversely affect our liquidity and financial condition.
Certain collections from our securitized loan receivables come back to us through our subsidiaries, and we use these collections to fund our purchase of newly originated loan receivables to collateralize our securitized financings. If payment rates on our securitized loan receivables are lower than they have historically been, fewer collections will be remitted to us on an ongoing basis. Further, certain series of our asset-backed securities include a requirement that we accumulate principal collections in a restricted account for a specified number of months prior to the applicable security’s maturity date. We are required under the program documents to lengthen this accumulation period to the extent we expect the payment rates to be low enough that the current length of the accumulation period is inadequate to fully fund the restricted account by the applicable security’s maturity date. Lower payment rates, and in particular, payment rates that are low enough that we are required to lengthen our accumulation periods, could materially adversely affect our liquidity and financial condition.
Changes in market interest rates could have a material adverse effect on our net earnings, funding and liquidity.
Changes in market interest rates cause our net interest income to increase or decrease, as certain of our assets and liabilities carry interest rates that fluctuate with market benchmarks. At December 31, 2017, 56.4% of our loan receivables were priced at a fixed interest rate to the customer, with the remaining 43.6% at a floating interest rate. We fund our assets with a combination of fixed rate and floating rate funding sources that include deposits, asset-backed securities and unsecured debt. The interest rate benchmark for our floating rate assets is the prime rate, and the interest rate benchmark for our floating rate liabilities is generally either the London Interbank Offered Rate (“LIBOR”) or the federal funds rate. The prime rate and LIBOR or the federal funds rate could reset at different times or could diverge, leading to mismatches in the interest rates on our floating rate assets and floating rate liabilities. To the extent we are unable to position the balance sheet (naturally or using derivatives) to effectively match the interest rates on our assets and liabilities, our net earnings could be materially adversely affected.
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

Our ability to manage credit risk and avoid high charge-off rates also may be adversely affected by economic conditions that may be difficult to predict, such as the last financial crisis. The assessment of our credit profile includes the evaluation of portfolio mix, account maturation, as well as broader consumer trends, such as payment behavior and overall indebtedness. During 2017, these factors contributed to increases in our delinquent accounts and our forecasted net charge-off rate over the next twelve months. We believe the delinquency rate and net charge-off rate in our portfolio will continue to increase modestly from the low credit trends we have experienced in recent years, and are likely to increase materially if economic conditions deteriorate. In addition, we remain subject to conditions in the consumer credit environment. Our credit underwriting and risk management strategies are used to manage our credit exposures; however, there can be no assurance that those will enable us to avoid high charge-off levels or delinquencies, or that our allowance for loan losses will be sufficient to cover actual losses.
A customer’s ability to repay us can be negatively impacted by increases in their payment obligations to other lenders under mortgage, credit card and other loans (including student loans). These changes can result from increases in base lending rates or structured increases in payment obligations, and could reduce the ability of our customers to meet their payment obligations to other lenders and to us. In addition, a customer’s ability to repay us can be negatively impacted by the restricted availability of credit to consumers generally, including reduced and closed lines of credit. Customers with insufficient cash flow to fund daily living expenses and lack of access to other sources of credit may be more likely to increase their card usage and ultimately default on their payment obligations to us, resulting in higher credit losses in our portfolio. Our collection operations may not compete effectively to secure more of customers’ diminished cash flow than our competitors. We may not identify customers who are likely to default on their payment obligations to us and reduce our exposure by closing credit lines and restricting authorizations quickly enough, which could have a material adverse effect on our business, results of operations and financial condition. In addition, our collection strategy depends in part on the sale of debt to third-party buyers. Regulatory or other factors may adversely affect the pricing of our debt sales or the performance of our third-party buyers, which may result in higher credit losses in our portfolio. At December 31, 2017, 26% of our portfolio’s loan receivables were from customers with a FICO score of 660 or less (excluding unrated accounts), who typically have higher delinquency and credits losses than consumers with higher FICO scores.
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
In addition, the Financial Accounting Standards Board (“FASB”) has recently proposed changes to several financial accounting and reporting standards that govern key aspects of our financial statements and other areas where assumptions or estimates are required, including ASU 2016-13, the standard on accounting for credit losses, which is effective for annual and interim reporting periods for fiscal years beginning after December 15, 2019. As a result of changes to financial accounting or reporting standards, whether promulgated or required by the FASB or other regulators, we could be required to change certain of the assumptions or estimates we previously used in preparing our financial statements, which could materially impact how we record and report our results of operations and financial condition generally. For additional information on the key areas for which assumptions and estimates are used in preparing our financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” and Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements.
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
Our success also depends on our ability to attract and retain customers and generate usage of our products by them. The consumer credit and payments industry is highly competitive and we face an increasingly dynamic industry as emerging technologies enter the marketplace. As a form of payment, our products compete with cash, checks, debit cards, general purpose credit cards (including Visa and MasterCard, American Express and Discover Card), other private label card brands and, to a certain extent, prepaid cards. We also compete with non-traditional providers such as financial technology companies. In the future, we expect our products may face increased competition from new emerging payment technologies, such as Apple Pay, Android Pay, Chase Pay, Samsung Pay and Square, to the extent that our products are not accepted in, or compatible with, such technologies. We may also face increased competition from current competitors or others who introduce or embrace disruptive technology that significantly changes the consumer credit and payment industry. We compete for customers and their usage of our products, and to minimize transfers to competitors of our customers’ outstanding balances, based on a number of factors, including pricing (interest rates and fees), product offerings, credit limits, incentives (including loyalty programs) and customer service. Although we offer a variety of consumer credit products, some of our competitors provide a broader selection of services, including home and automobile loans, debit cards and bank branch ATM access, which may position them better among customers who prefer to use a single financial institution to meet all of their financial needs. Some of our competitors are substantially larger than we are, which may give those competitors advantages, including a more diversified product and customer base, the ability to reach out to more customers and potential customers, operational efficiencies, more versatile technology platforms, broad-based local distribution capabilities and lower-cost funding. In addition, some of our competitors, including new and emerging competitors in the digital and mobile payments space, are not subject to the same regulatory requirements or legislative scrutiny to which we are subject, which also could place us at a competitive disadvantage. Customer attrition from any or all of our credit products or any lowering of the pricing of our products by reducing interest rates or fees in order to retain customers could reduce our revenues and therefore our earnings.
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
We may not realize the value of acquisitions and strategic investments that we pursue and such investments could divert resources or introduce unforeseen risks to our business.
We will acquire new partners and may execute strategic acquisitions or partnerships or make other strategic investments in businesses, products, technologies or platforms to enhance or grow our business. These acquisitions and strategic investments may introduce new costs or liabilities which could impact our ability to grow or maintain acceptable performance.
We may be unable to integrate systems, personnel or technologies from our acquisitions and strategic investments. These acquisitions and strategic investments may also present unforeseen legal, regulatory or other challenges that we may not be able to manage effectively. The planning and integration of an acquisition, including of a new partner or credit card portfolio, partnership or investment, may shift employee time and other resources which could impair our ability to focus on our core business.

Acquisitions and strategic investments may not perform as expected due to lack of acceptance by partners, customers or employees, higher than forecasted costs or losses, lengthy transition periods, synergies or savings not being realized and a variety of other factors. This may result in a delay or unrealized benefit, or in some cases, increased costs or other unforeseen risks to our business.
Reductions in interchange fees may reduce the competitive advantages our private label credit card products currently have by virtue of not charging interchange fees and would reduce our income from those fees.
Interchange is a fee merchants pay to the interchange network in exchange for the use of the network’s infrastructure and payment facilitation, and which are paid to credit card issuers to compensate them for the risk they bear in lending money to customers. We earn interchange fees on Dual Card and general purpose co-branded credit card transactions but we typically do not charge or earn interchange fees from our partners or customers on our private label credit card products.
Merchants, trying to decrease their operating expenses, have sought to, and have had some success at, lowering interchange rates. Several recent events and actions indicate a continuing increase in focus on interchange by both regulators and merchants. Beyond pursuing litigation, legislation and regulation, merchants are also pursuing alternate payment platforms as a means to lower payment processing costs. To the extent interchange fees are reduced, one of our current competitive advantages with our partners—that we typically do not charge interchange fees when our private label credit card products are used to purchase our partners’ goods and services—may be reduced. Moreover, to the extent interchange fees are reduced, our income from those fees will be lower. We received $653 million of interchange fees for the year ended December 31, 2017. As a result, a reduction in interchange fees could have a material adverse effect on our business and results of operations. In addition, for our Dual Cards and general purpose co-branded credit cards, we are subject to the operating regulations and procedures set forth by the interchange network, and our failure to comply with these operating regulations, which may change from time to time, could subject us to various penalties or fees, or the termination of our license to use the interchange network, all of which could have a material adverse effect on our business and results of operations.
Fraudulent activity associated with our products and services could negatively impact our operating results, brand and reputation and cause the use of our products and services to decrease and our fraud losses to increase.
We are subject to the risk of fraudulent activity associated with partners, customers and third parties handling customer information. Our fraud-related operational losses increased in 2017 and were $313 million, $203 million and $219 million for the years ended December 31, 2017, 2016 and 2015, respectively. Our fraud-related losses have shifted away from counterfeit fraud losses with the implementation of the EMV chip in Dual Cards and general purpose co-branded credit cards and towards application fraud and mail/phone fraud (including as a result of well-publicized security breaches at retailers unrelated to us). Our products are susceptible to application fraud, because among other things, we provide immediate access to the credit line at the time of approval. In addition, sales on the internet and through mobile channels are becoming a larger part of our business and fraudulent activity is higher as a percentage of sales in those channels than in stores. Dual Cards, general purpose co-branded credit cards and private label credit cards are susceptible to different types of fraud, and, depending on our product channel mix (including as a result of the introduction, if any, of a Synchrony-branded general purpose credit card), we may continue to experience variations in, or levels of, fraud-related expense that are different from or higher than that experienced by some of our competitors or the industry generally.
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
Some services important to our business are outsourced to third-party vendors. For example, our credit card transaction processing, production and related services (including the printing and mailing of customer statements) are handled by First Data, and the technology platform for our online retail deposits is managed by Fiserv. First Data, Fiserv, and, in some cases, other third-party vendors, are the sole source or one of a limited number of sources of the services they provide for us. It would be difficult and disruptive for us to replace some of our third-party vendors, particularly First Data and Fiserv, in a timely manner if they were unwilling or unable to provide us with these services in the future (as a result of their financial or business conditions or otherwise), and our business and operations likely would be materially adversely affected. First Data has publicly disclosed that it is highly leveraged. Our principal agreement with First Data expires in November 2026, unless it is terminated earlier or is extended pursuant to the terms thereof. Our principal agreement with Fiserv expires in March 26, 2020, unless it is terminated earlier or is extended pursuant to the terms thereof. In addition, if a third-party provider fails to provide the services we require, fails to meet contractual requirements, such as compliance with applicable laws and regulations, or suffers a cyber-attack or other security breach, our business could suffer economic and reputational harm that could have a material adverse effect on our business and results of operations.
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
We have launched our brand, “Synchrony,” and expect to spend significant amounts over the next few years promoting the brand. We recently filed trademark applications to protect our name in the United States and certain other countries, but the registrations of some of these trademarks are not complete and they may ultimately not become registered. Our use of our name (for our existing or any new products in the United States or other countries) may be challenged by third parties, and we may become involved in legal proceedings to protect or defend our rights with respect to our name, all of which could have a material adverse effect on our business and results of operations.
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
In the normal course of business, from time to time, we have been named as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with our business activities. Certain of the legal actions include claims for substantial compensatory and/or punitive damages, or claims for indeterminate amounts of damages. In addition, while historically the arbitration provision in our customer agreements generally has limited our exposure to consumer class action litigation, there can be no assurance that we will be successful in enforcing our arbitration clause in the future. There may also be legislative, administrative or regulatory efforts to directly or indirectly prohibit the use of pre-dispute arbitration clauses, or we may be compelled as a result of competitive pressure or reputational concerns to voluntarily eliminate pre-dispute arbitration clauses. If the arbitration provision is not enforceable or eliminated (for whatever reason), our exposure to class action litigation could increase significantly.

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
We contest liability and/or the amount of damages as appropriate in each pending matter. The outcome of pending and future matters could be material to our results of operations, financial condition and cash flows depending on, among other factors, the level of our earnings for that period, and could adversely affect our business and reputation. For a discussion of certain legal proceedings, see “Item 1. Business—Regulation—Consumer Financial Services Regulation,” Note 16. Legal Proceedings and Regulatory Matters to our consolidated financial statements, and “Item 3. Legal Proceedings.”
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
We operate in multiple jurisdictions and we are subject to tax laws and regulations of the U.S. federal, state and local governments, and of various foreign jurisdictions. From time to time, legislative initiatives may be proposed, such as the recent tax reform in the United States, which may impact our effective tax rate and could adversely affect our deferred tax assets, tax positions and/or our tax liabilities. In addition, U.S. federal, state and local, as well as foreign, tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that our historical tax positions will not be challenged by relevant tax authorities or that we would be successful in defending our positions in connection with any such challenge.
In addition, there is some uncertainty around the interpretation of certain provisions of the recent U.S. tax reform. On December 22, 2017, the Tax Act was signed into law. The Tax Act includes numerous changes to existing tax law, including a reduction in the federal corporate income tax rate from 35% to 21%. While the Tax Act is expected to have a significant positive impact on our after-tax results, technical corrections or other forthcoming guidance could change how we interpret provisions of the Tax Act, which may impact our effective tax rate and could affect our deferred tax assets, tax positions and/or our tax liabilities.
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
GE completed its exit from its investment in us in an exchange offer that concluded in November 2015, resulting in our split-off from GE. The split-off was designed to qualify for taxfree treatment to GE and its shareholders under Section 355 of the Internal Revenue Code of 1986, as amended (the “Code”). GE obtained a private letter ruling from the Internal Revenue Service (“IRS”) regarding certain issues relating to the taxfree treatment of the split-off and a series of preliminary transactions that occurred prior to implementing the exchange offer. Although the IRS private letter ruling is generally binding on the IRS, the continuing validity of such ruling is subject to the accuracy of factual representations and assumptions made in the IRS private letter ruling. The IRS private letter ruling addresses only certain aspects of the transaction. As a result, GE obtained an opinion from tax counsel confirming the tax-free treatment of the split-off. The opinion is based upon various factual representations and assumptions, as well as certain undertakings made by us and GE. If any of those factual representations or assumptions in the IRS private letter ruling or tax opinion are untrue or incomplete in any material respect, any undertaking is not complied with, or the facts upon which the IRS private letter ruling or tax opinion was based are materially different from the facts at the time of the distribution, the split-off may not qualify for taxfree treatment. Opinions of counsel are not binding on the IRS. As a result, the conclusions expressed in the opinion of counsel could be challenged by the IRS, and if the IRS prevails in such challenge, the tax consequences of the split-off could be materially less favorable. If the split-off (or any of the preliminary transactions) is determined to be taxable, GE and its shareholders could incur significant tax liabilities, and under the TSSA we entered into with GE, we may be required to indemnify GE for any liabilities incurred by GE if the liabilities are caused by any action or inaction undertaken by us following the initial public offering of our common stock (“IPO”) in 2014 or as a result of any direct or indirect transfers of our stock following the exchange offer.

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
Our business, including our relationships with our customers, is subject to regulation, supervision and examination under U.S. federal, state and foreign laws and regulations. These laws and regulations cover all aspects of our business, including lending and collection practices, treatment of our customers, safeguarding deposits, customer privacy and information security, capital structure, liquidity, dividends and other capital distributions, transactions with affiliates and conduct and qualifications of personnel. As a savings and loan holding company and financial holding company, Synchrony is subject to regulation, supervision and examination by the Federal Reserve Board. As a large provider of consumer financial services, we are also subject to regulation, supervision and examination by the CFPB. The Bank is a federally chartered savings association. As such, the Bank is subject to regulation, supervision and examination by the OCC, which is its primary regulator, and by the CFPB. In addition, the Bank, as an insured depository institution, is supervised by the FDIC. We, including the Bank, are regularly reviewed and examined by our respective regulators, which results in supervisory comments and directions relating to many aspects of our business that require response and attention. See “Item 1. Business—Regulation” for more information about the regulations applicable to us.
Banking laws and regulations are primarily intended to protect federally insured deposits, the DIF and the banking system as a whole, and not intended to protect our stockholders, noteholders or creditors. If we fail to satisfy applicable laws and regulations, our respective regulators have broad discretion to enforce those laws and regulations, including with respect to the operation of our business, required capital levels, payment of dividends and other capital distributions, engaging in certain activities and making acquisitions and investments. Our regulators also have broad discretion with respect to the enforcement of applicable laws and regulations, including through enforcement actions that could subject us to civil money penalties, customer remediation programs, increased compliance costs, and limits or prohibitions on our ability to offer certain products and services or to engage in certain activities. In addition, to the extent we undertake actions requiring regulatory approval or non-objection, our regulators may make their approval or non-objection subject to conditions or restrictions that could have a material adverse effect on our business, results of operations and financial condition. Any other actions taken by our regulators could also have a material adverse impact on our business, reputation and brand, results of operations and financial condition. Moreover, some of our competitors are subject to different, and in some cases less restrictive, statutory and/or regulatory regimes, which may have the effect of providing them with a competitive advantage over us.
New laws, regulations, policies, or practical changes in enforcement of existing laws, regulations or policies applicable to our business, or our own reexamination of our current practices, could adversely impact our profitability, limit our ability to continue existing or pursue new business activities, require us to change certain of our business practices or alter our relationships with customers, affect retention of our key personnel, or expose us to additional costs (including increased compliance costs and/or customer remediation). These changes may also require us to invest significant management attention and resources to make any necessary changes and could adversely affect our business, results of operations and financial condition. For example, the CFPB has broad authority over our business. See “—There continues to be uncertainty as to how the Consumer Financial Protection Bureau’s actions will impact our business; the agency’s actions have had and may continue to have an adverse impact on our business.”
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
The Dodd-Frank Act was enacted on July 21, 2010. While certain provisions in the Act were effective immediately, many of the provisions require implementing regulations to be effective. The Dodd-Frank Act and regulations promulgated thereunder have had, and may continue to have, a significant adverse impact on our business, results of operations and financial condition. For example, the Dodd-Frank Act and related regulations restrict certain business practices, impose more stringent capital, liquidity and leverage ratio requirements, as well as additional costs (including increased compliance costs and increased costs of funding raised through the issuance of asset-backed securities), on us, and impact the value of our assets. In addition, the Dodd-Frank Act requires us to serve as a source of financial strength for any insured depository institution we control, such as the Bank. Such support may be required by the Federal Reserve Board at times when we might otherwise determine not to provide it or when doing so is not otherwise in the interest of Synchrony or its stockholders, noteholders or creditors. We describe certain provisions of the Dodd-Frank Act and other legislative and regulatory developments in “Item 1. Business—Regulation.” Federal agencies continue to promulgate regulations to implement the Dodd-Frank Act, and these regulations may continue to have a significant adverse impact on our business, financial condition and results of operations.
Some provisions of the Dodd-Frank Act still require the adoption of additional rules to implement. In addition, the Dodd-Frank Act mandates multiple studies, which could result in additional legislative or regulatory action. As a result, the ultimate impact of the Dodd-Frank Act and its implementing regulations remains unclear and could have a material adverse effect on our business, results of operations and financial condition.
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
There continues to be uncertainty as to how the CFPB’s strategies and priorities, including in both its examination and enforcement processes, will impact our business and our results of operations going forward. Actions by the CFPB could result in requirements to alter or cease offering affected products and services, including deferred interest products, making them less attractive to consumers and less profitable to us and also restricting our ability to offer them. For example, on May 9, 2017, the Bank received a Civil Investigative Demand from the CFPB seeking information related to the marketing and servicing of deferred interest promotions. In addition, since 2013, the Bank has entered into two consent orders with the CFPB - one in 2013 (the "2013 CFPB Consent Order”), which required us to provide remediation to certain customers and to make a number of changes to our CareCredit training, sales, marketing and servicing practices; and another in 2014 (together with the 2013 Consent Order, the "Consent Orders") with respect to a debt cancellation product and sales practices and an unrelated issue that arose from the Bank’s self-identified omission of certain Spanish-speaking customers and customers residing in Puerto Rico from two offers that were made to certain delinquent customers. The Bank’s resolutions with the CFPB does not preclude other regulators or state attorneys general from seeking additional monetary or injunctive relief with respect to CareCredit, and any such relief could have a material adverse effect on our business, results of operations or financial condition.

Although we have committed significant resources to enhancing our compliance programs, changes by the CFPB in regulatory expectations, interpretations or practices or interpretations that are different or stricter than ours or those adopted in the past by other regulators could increase the risk of additional enforcement actions, fines and penalties. For example, in December 2015, the CFPB published its second biennial report reviewing the consumer credit card market. In the report, the CFPB identified areas of concern for consumers, including deferred interest products, subprime specialist credit card issuers, and unexpected rate increases with respect to variable interest rate products. In addition, the report analyzed issues regarding debt sales and debt collection practices, the adequacy and availability of online disclosures, as well as of the disclosures associated with rewards products and grace periods. The biennial report published in December 2017 also discussed these areas. Actions by the CFPB with respect to any of these areas could result in requirements to alter our products and services that may make them less attractive to consumers or less profitable to us.
Future actions by the CFPB (or other regulators) against us or our competitors that discourage the use of products we offer or suggest to consumers the desirability of other products or services could result in reputational harm and a loss of customers. If the CFPB changes regulations which it adopted in the past or which were adopted in the past by other regulators and transferred to the CFPB by the Dodd-Frank Act, or modifies, through supervision or enforcement, past related regulatory guidance or interprets existing regulations in a different or stricter manner than they have been interpreted in the past by us, the industry or other regulators, our compliance costs and litigation exposure could increase materially. If future regulatory or legislative restrictions or prohibitions are imposed that affect our ability to offer promotional financing, including deferred interest, for certain of our products or require us to make significant changes to our business practices, and we are unable to develop compliant alternatives with acceptable returns, these restrictions or prohibitions could have a material adverse impact on our business, results of operations and financial condition.
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
We are limited in our ability to pay dividends and repurchase our common stock by the Federal Reserve Board, which has broad authority to review our capital planning and risk management processes, and our current, projected and stressed capital levels, and to object to any capital action that the Federal Reserve Board considers to be unsafe or unsound. In addition, the declaration and amount of any future dividends to holders of our common stock or stock repurchases will be at the discretion of the Board of Directors and will depend on many factors, including the financial condition, earnings, capital and liquidity requirements of us and the Bank, applicable regulatory requirements, corporate law and contractual restrictions and other factors that the Board of Directors deems relevant. If we are unable to pay dividends or repurchase our common stock, it could adversely affect the market price of our common stock and market perceptions of Synchrony Financial. See “Item 1. Business-Regulation—Savings and Loan Holding Company Regulation-Dividends and Stock Repurchases.”
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
Furthermore, legislators and/or regulators in the United States and other countries in which we operate are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer and/or employee information, and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. In the United States, this includes increased privacy-related enforcement activity at the Federal level, by the Federal Trade Commission, as well as at the state level, such as with regard to mobile applications. In the European Union, this includes the General Data Protection Regulation, effective May 2018.
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
We maintain an enterprise-wide program designed to enable us to comply with all applicable anti-money laundering and anti-terrorism financing laws and regulations, including, but not limited to, the Bank Secrecy Act and the Patriot Act. This program includes policies, procedures, processes and other internal controls designed to identify, monitor, manage and mitigate the risk of money laundering or terrorist financing posed by our products, services, customers and geographic locale. These controls include procedures and processes to detect and report suspicious transactions, perform customer due diligence, respond to requests from law enforcement, and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. We cannot be sure our programs and controls will be effective to ensure our compliance with all applicable anti-money laundering and anti-terrorism financing laws and regulations, and our failure to comply could subject us to significant sanctions, fines, penalties and reputational harm, all of which could have a material adverse effect on our business, results of operations and financial condition. In May 2016, the FinCEN promulgated a final rule under the Bank Secrecy Act that requires the Bank to adopt due diligence procedures to identify and verify a legal entity customer’s beneficial owner(s) at the time a new account is opened and to understand the nature and purpose of the customer relationship. The Bank will be required to comply with the final rule by May 11, 2018, and is currently working on changes to its product and channel strategies, application and servicing processes and systems to ensure compliance.
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
The table below sets out selected information on our principal facilities.

Location	Owned/Leased
Corporate Headquarters:
Stamford, CT	Leased

Bank Headquarters:
Draper, UT	Leased

Payment Processing Centers:
Atlanta, GA	Leased
Longwood, FL	Leased

Customer Service Centers:
Altamonte Springs, FL (2)	Leased
Canton, OH	Leased
Charlotte, NC	Leased
Hyderabad, India (2)	Leased
Kettering, OH	Leased
Manila, Philippines (2)	Leased
Cebu, Philippines	Leased
Merriam, KS	Owned
Phoenix, AZ	Leased
Rapid City, SD	Leased
San Juan, PR	Leased

Other Support Centers:
Alpharetta, GA (2)	Leased
Bellevue, WA	Leased
Bentonville, AR	Leased
Chicago, IL (2)	Leased
Costa Mesa, CA	Leased
Frisco, TX	Leased
New York, NY	Leased
San Francisco, CA	Leased
St. Paul, MN	Leased
Van Buren, MI	Leased
Walnut Creek, CA	Leased

Bank Retail Branch Location:
Bridgewater, NJ	Leased

ITEM 3. LEGAL PROCEEDINGS
For a discussion concerning our legal proceedings, see Note 16. Legal Proceedings and Regulatory Matters to our consolidated financial statements.
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

	Common stock market price		Cash dividends declared
($ in dollars)	High	Low
2017
Fourth quarter	$38.97	$30.64	$0.15
Third quarter	$31.19	$28.55	$0.15
Second quarter	$33.90	$26.50	$0.13
First quarter	$37.93	$32.74	$0.13

2016
Fourth quarter	$37.26	$26.37	$0.13
Third quarter	$28.40	$25.12	$0.13
Second quarter	$31.95	$23.36	N/A
First quarter	$30.11	$24.48	N/A
Holders
At February 16, 2018, the approximate number of holders of record of common stock was 2,874.
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

Performance Graph
The following graph compares the cumulative total stockholders return (rounded to the nearest whole dollar) of the Company's common stock, the S&P 500 Stock Index and the S&P 500 Financials Index for the period from July 31, 2014 through December 31, 2017. The graph assumes an initial investment of $100 on July 31, 2014, the date the Company began trading on the NYSE following the IPO. The cumulative returns for the Company's common stock and financial indices assume full reinvestment of dividends. This graph does not forecast future performance of the Company's common stock.

$180.00
$170.00
$160.00
$150.00
$140.00
$130.00
$120.00
$110.00
$100.00
$90.00
7/31/2014
12/31/2014
12/31/2015
12/31/2016
12/31/2017
Synchrony Financial
S&P 500
S&P 500 Financials

	July 31, 2014	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017
Synchrony Financial	$100.00	$129.35	$132.22	$159.07	$172.39
S&P 500	$100.00	$107.60	$109.09	$122.14	$148.80
S&P 500 Financials	$100.00	$111.35	$109.65	$134.65	$164.52

Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock primarily related to our share repurchase program that were made by us or on our behalf during the three months ended December 31, 2017.

($ in millions, except per share data)	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Program(c)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program(b)

October 1 - 31, 2017	707	$30.99	—	$1,050.0
November 1 - 30, 2017	7,868,289	$34.18	7,868,289	$781.0
December 1 - 31, 2017	4,333,075	$37.17	4,332,882	$620.0
Total	12,202,071	$35.24	12,201,171	$620.0

_______________________

(a)
Primarily represents repurchases of shares of common stock under our publicly announced share repurchase programs of up to $1.64 billion of our outstanding shares of common stock through June 30, 2018 (the "2017 Share Repurchase Program"). Also includes 707 shares, 0 shares and 193 shares withheld in October, November and December, respectively, to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock awards or upon the exercise of stock options.

(b)	Amounts exclude commission costs.

(c)	On May 18, 2017, the Board of Directors approved the 2017 Share Repurchase Program.

ITEM 6. SELECTED FINANCIAL DATA
Consolidated and Combined Statements of Earnings Information

	Years Ended December 31,
($ in millions, except per share data)	2017	2016	2015	2014	2013
Interest income	$16,407	$14,778	$13,228	$12,242	$11,313
Interest expense	1,391	1,248	1,135	922	742
Net interest income	15,016	13,530	12,093	11,320	10,571
Retailer share arrangements	(2,937)	(2,902)	(2,738)	(2,575)	(2,373)
Net interest income, after retailer share arrangements	12,079	10,628	9,355	8,745	8,198
Provision for loan losses	5,296	3,986	2,952	2,917	3,072
Net interest income, after retailer share arrangements and provision for loan losses	6,783	6,642	6,403	5,828	5,126
Other income	288	344	392	485	500
Other expense	3,747	3,416	3,264	2,927	2,484
Earnings before provision for income taxes	3,324	3,570	3,531	3,386	3,142
Provision for income taxes	1,389	1,319	1,317	1,277	1,163
Net earnings	$1,935	$2,251	$2,214	$2,109	$1,979
Weighted average shares outstanding (in millions)
Basic	795.6	829.2	833.8	757.4	705.3
Diluted	799.7	831.5	835.5	757.6	705.3
Earnings per share
Basic	$2.43	$2.71	$2.66	$2.78	$2.81
Diluted	$2.42	$2.71	$2.65	$2.78	$2.81
Dividends declared per common share	$0.56	$0.26	$—	$—	$—
Consolidated and Combined Statements of Financial Position Information

($ in millions)	At December 31,
	2017	2016	2015	2014	2013
Assets:
Cash and equivalents	$11,602	$9,321	$12,325	$11,828	$2,319
Investment securities	4,488	5,110	3,142	1,598	236
Loan receivables	81,947	76,337	68,290	61,286	57,254
Allowance for loan losses	(5,574)	(4,344)	(3,497)	(3,236)	(2,892)
Loan receivables held for sale	—	—	—	332	—
Goodwill	991	949	949	949	949
Intangible assets, net	749	712	701	519	300
Other assets	1,605	2,122	2,080	2,258	822
Total assets	$95,808	$90,207	$83,990	$75,534	$58,988
Liabilities and Equity:
Total deposits	$56,488	$52,055	$43,367	$34,859	$25,641
Total borrowings	20,799	20,147	24,279	27,383	24,302
Accrued expenses and other liabilities	4,287	3,809	3,740	2,814	3,085
Total liabilities	81,574	76,011	71,386	65,056	53,028
Total equity	14,234	14,196	12,604	10,478	5,960
Total liabilities and equity	$95,808	$90,207	$83,990	$75,534	$58,988

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The discussion below contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations. See “Cautionary Note Regarding Forward-Looking Statements.”

Introduction and Business Overview
____________________________________________________________________________________________

We are one of the premier consumer financial services companies in the United States. We provide a range of credit products through programs we have established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” During 2017, we financed $131.8 billion of purchase volume, and at December 31, 2017, we had $81.9 billion of loan receivables and 74.5 million active accounts.
We offer our credit products primarily through our wholly-owned subsidiary, Synchrony Bank (the "Bank"). In addition, through the Bank, we offer, directly to retail and commercial customers, a range of deposit products insured by the FDIC. We have significantly expanded our online direct banking operations in recent years and our deposit base serves as a source of stable and diversified low cost funding for our credit activities. At December 31, 2017, we had $56.5 billion in deposits which represented 73% of our total funding sources.

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

CareCredit
CareCredit is a leading provider of promotional financing to consumers for health and personal care procedures, products or services. At December 31, 2017, we had a network of CareCredit providers and health-focused retailers that collectively have over 210,000 locations, the vast majority of which are individual or small groups of independent healthcare providers, through which we offer a CareCredit branded private label credit card. In October 2017, we also announced the launch of our CareCredit Dual Card offering. Substantially all of the credit extended in this platform is promotional financing. CareCredit’s revenue primarily consists of interest and fees on our loan receivables, including merchant discounts.

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

•
Dual Cards and General Purpose Co-Brand Cards. Our patented Dual Cards are credit cards that function as private label credit cards when used to purchase goods and services from our partners and as general purpose credit cards when used elsewhere. We also offer general purpose co-branded credit cards that do not function as private label cards. Credit extended under our Dual Cards and general purpose co-branded credit cards typically is extended under standard terms only. Dual Cards and general purpose co-branded credit cards are primarily offered through our Retail Card platform. At December 31, 2017, we offered these credit cards through 21 of our 29 ongoing Retail Card programs, of which the majority are Dual Cards.

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

Business Trends and Conditions
____________________________________________________________________________________________
We believe our business and results of operations will be impacted in the future by various trends and conditions, including the following:

•
Growth in loan receivables and interest income. We believe continuing improvement in the U.S. economy and employment rates will contribute to an increase in consumer credit spending. In addition, we expect the use of credit cards to continue to increase versus other forms of payment such as cash and checks. We anticipate that these trends, combined with our marketing and partner engagement strategies, and our acquisition of the PayPal Credit U.S. consumer credit receivables portfolio, which we expect to close in the third quarter of 2018, will contribute to growth in our loan receivables. In the near-to-medium term, we expect our total interest income to continue to grow, driven by the expected growth in average loan receivables, including growth attributable to the PayPal transaction. Our historical growth rates in loan receivables and interest income have benefited from new partner acquisitions, and therefore, if we do not continue to acquire new partners, replace the programs that are not extended or otherwise grow our business, our growth rates in loan receivables and interest income in the future will be lower than in recent periods. In addition, we do not expect to make any significant changes to customer pricing or merchant discount pricing in the near term other than those associated with changes in the prime rate and LIBOR, and therefore we expect yields generated from interest and fees on interest-earning assets will remain relatively stable.

•
Extended duration of our Retail Card program agreements. Our Retail Card program agreements typically have contract terms ranging from approximately five to ten years, and the average length of our relationship with our ongoing Retail Card partners is 20 years. We expect to continue to benefit from these programs on a long-term basis as indicated by the expiration schedule included in “Item 1. Business—Our Sales Platforms—Retail Card”, which indicates for each period the number of programs scheduled to expire and the proportion of interest and fees on loans that these programs comprised for the year ended December 31, 2017.

A total of 26 of our 29 Retail Card program agreements now have an expiration date in 2020 or beyond. These 26 program agreements represented in the aggregate 79% of both our Retail Card interest and fees on loans for the year ended December 31, 2017 and of our Retail Card loan receivables at December 31, 2017.

•
Increases in retailer share arrangement payments under our program agreements. We believe that as a result of both the overall growth and performance of our programs, as well as amendments we have made to the terms of certain program agreements that we have extended in recent years, the payments we make to our partners under these retailer share arrangements, in the aggregate, are likely to increase both in absolute terms and as a percentage of our net earnings.

•
Asset quality. Delinquency and net charge-off metrics increased during 2017, as compared to the low credit trends we experienced in both 2015 and 2016. Our actual net charge-off rates increased by 80 basis points to 5.37% for the year ended December 31, 2017 compared to 4.57% for the year ended December 31, 2016. The assessment of our credit profile includes the evaluation of portfolio mix, account maturation, as well as broader consumer trends, such as payment behavior and overall indebtedness. During 2017, these factors contributed to increases in our delinquent accounts, actual net charge-offs and our forecasted net charge-offs over the next twelve months. Accordingly, we also experienced a corresponding increase in our allowance coverage ratio, as we reserved for these forecasted losses inherent in our loan portfolio. In the near term, we expect U.S. unemployment rates to continue to stabilize and have made certain refinements to our underwriting standards which we began to implement in the second half of 2016 and continued in 2017. In this credit environment, we expect the trend of increases in our net charge-off rates, delinquencies and allowance coverage to continue in 2018, but at a more modest rate as compared to what we experienced in 2017. In addition, we also expect increases to our allowance for loan losses in the second half of 2018 to establish appropriate loan loss reserves for the PayPal transaction, which we expect to close in the third quarter of 2018.

•
Growth in interchange revenues and loyalty program costs. We believe that as a result of the overall growth in Dual Card and general purpose co-branded credit card transactions occurring outside of our Retail Card partners’ locations, interchange revenues will continue to increase. The expected growth in these transactions is driven, in part, by both existing and new loyalty programs with our Retail Card partners. In addition, we continue to offer and add new loyalty programs for our private label credit cards, for which we typically do not receive interchange fees. The growth in these existing and new loyalty programs will result in an increase in costs associated with these programs. Overall, we expect both our interchange revenues and loyalty program costs to grow in excess of the growth of our Retail Card loan receivables, and expect the increase in loyalty program costs to be largely offset by increases in interchange revenues. These increases have been contemplated in our program agreements with our Retail Card partners and are a component of the calculation of our payments due under our retailer share arrangements.

•
Capital and liquidity levels. We continue to expect to maintain sufficient capital and liquidity resources to support our daily operations, our business growth, and our credit ratings as well as regulatory and compliance requirements in a cost effective and prudent manner through expected and unexpected market environments. During the year ended December 31, 2017, we declared and paid dividends of $446 million and repurchased $1.5 billion of our outstanding common stock. We plan to continue to deploy capital through both dividends and share repurchases subject to regulatory approval, as well as to support business growth, including the PayPal transaction. We expect to increase both dividends and share repurchases in 2018, due to the favorable effects to our net earnings from the lower corporate tax rate included in the recent enactment of the Tax Act. Such increases would be subject to regulatory and the Board of Director's approval. We also expect our capital levels to decline upon the anticipated closing of the PayPal transaction in the third quarter of 2018. Including the effects of these trends, we continue to expect to maintain capital ratios well in excess of minimum regulatory requirements. At December 31, 2017, the Company had a Basel III common equity Tier 1 ratio under transitional guidelines of 16.0%. We expect that our liquidity portfolio will continue to be sufficient to support all of our business objectives and to meet all regulatory requirements for the foreseeable future.

•
Tax Reform. The Tax Act will affect our deferred tax assets and liabilities and our effective tax rate in the future. We expect the Tax Act to favorably affect our estimated annual effective tax rate for 2018 and future periods. We expect our 2018 annual effective tax rate to be in the range of 24% to 25% prior to the effects of any discrete items, primarily due to the corporate tax rate reduction included in the Tax Act. Forthcoming guidance, such as regulations or technical corrections, could change how we interpret provisions of the Tax Act, which may, in turn, impact our effective tax rate.

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

Results of Operations
____________________________________________________________________________________________
Key Earnings Metrics
Growth Metrics

Asset Quality Metrics
Capital and Liquidity

Highlights for Year Ended December 31, 2017
Below are highlights of our performance for the year ended December 31, 2017 compared to the year ended December 31, 2016, as applicable, except as otherwise noted.

•
Net earnings decreased 14.0% to $1,935 million for the year ended December 31, 2017, primarily driven by increases in provision for loan losses and other expense, as well as the impact related to the Tax Act enacted in December 2017, partially offset by higher net interest income. Adjusted net earnings, excluding the additional tax expense related to the Tax Act, was $2,095 million.

•	Loan receivables increased 7.3% to $81,947 million at December 31, 2017 compared to December 31, 2016, primarily driven by higher purchase volume and average active account growth.

•	Net interest income increased 11.0% to $15,016 million for the year ended December 31, 2017, primarily due to higher average loan receivables.

•
Retailer share arrangements increased 1.2% to $2,937 million for the year ended December 31, 2017, primarily as a result of growth and margin improvement of the programs in which we have retailer share arrangements, largely offset by higher provision for loan losses associated with these programs.

•
Over-30 day loan delinquencies as a percentage of period-end loan receivables increased 35 basis points to 4.67% at December 31, 2017 from 4.32% at December 31, 2016, and net charge-off rate increased 80 basis points to 5.37% for the year ended December 31, 2017.

•
Provision for loan losses increased by $1,310 million, or 32.9%, for the year ended December 31, 2017, primarily due to an increase in net charge-offs and higher loan loss reserve. Our allowance coverage ratio (allowance for loan losses as a percentage of end of period loan receivables) increased to 6.80% at December 31, 2017, as compared to 5.69% at December 31, 2016.

•	Other expense increased by $331 million, or 9.7%, for the year ended December 31, 2017, primarily driven by business growth and marketing.

•
The recent enactment of the Tax Act in December 2017 resulted in additional tax expense of $160 million primarily due to a remeasurement of our deferred tax assets and liabilities and impacted certain financial measures for the year ended December 31, 2017 as follows:

($ in millions)
Net earnings	$(160)	Return on assets	(0.2)%
Effective income tax rate	4.8%	Return on equity	(1.1)%

•
We continue to invest in our direct banking activities to grow our deposit base. Total deposits increased 8.5% to $56.5 billion at December 31, 2017, compared to December 31, 2016, primarily driven by growth in our direct deposits of 12.7% to $42.7 billion, partially offset by a reduction in our brokered deposits.

•
On May 18, 2017, the Board announced plans to increase our quarterly dividend to $0.15 per share commencing in the third quarter of 2017 and approval of a share repurchase program of up to $1.64 billion through June 30, 2018. During the year ended December 31, 2017, we repurchased $1,496 million of our outstanding common stock, and also declared and paid cash dividends of $0.56 per share, or $446 million.

•
During the year ended December 31, 2017, we announced our acquisition of GPShopper, a developer of mobile applications that offers retailers and brands a full suite of commerce, engagement and analytical tools.

New and Extended Partner Agreements

•
We announced our agreement to acquire approximately $6.8 billion of loans from PayPal Credit U.S. consumer credit receivables portfolio, including approximately $1.0 billion of interests held by other investors and chartered financial institutions. Subject to regulatory approval and other customary conditions, this transaction is expected to close in the third quarter of 2018. Synchrony Bank will become PayPal’s exclusive issuing bank for the PayPal Credit point of sale financing program in the United States for the next 10 years. PayPal has also extended its existing co-brand credit card relationship with Synchrony Financial through the same 10-year term.

•	We extended our Retail Card program agreements with Belk, Evine, Men's Wearhouse and QVC, and launched our new programs with At Home, Cathay Pacific, Nissan and Infiniti and zulily.

•
We launched our Synchrony Car Care program and our new Synchrony HOME credit card network in our Payment Solutions sales platform and extended our program agreements with BrandsMart U.S.A.; City Furniture; Home Furnishings Association; Husqvarna Viking; MEGA Group USA, subsequently merged with Nationwide Buying Group to form Nationwide Marketing Group; Midas; Nautilus; Sweetwater and Yamaha.

•
In our CareCredit sales platform, we acquired the Citi Health Card portfolio, renewed Bosley, Mars Petcare, National Veterinary Associates and Sono Bello in our network of providers and launched our new CareCredit Dual Card.

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

•	Loan receivables increased 11.8% to $76,337 million at December 31, 2016, compared to December 31, 2015, primarily driven by higher purchase volume and average active account growth.

•	Net interest income increased 11.9% to $13,530 million for the year ended December 31, 2016, primarily due to higher average loan receivables.

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

•
Provision for loan losses increased by $1,034 million, or 35.0%, for the year ended December 31, 2016, due to a higher loan loss reserve and receivables growth. Our allowance coverage ratio (allowance for loan losses as a percentage of end of period loan receivables) increased to 5.69% at December 31, 2016, as compared to 5.12% at December 31, 2015.

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

•	During the year ended December 31, 2016, we repurchased $476 million of our outstanding common stock and also declared and paid cash dividends of $0.26 per share, or $214 million.
New and Extended Partner Agreements

•
During the year ended December 31, 2016, we extended our Retail Card program agreements with TJX Companies and Stein Mart, launched our new programs with Citgo, Marvel, Google Store and Fareportal and announced our new partnerships with Cathay Pacific, Nissan and At Home, and in January 2017, renewed our program with Belk.

•
During the year ended December 31, 2016, we extended our Payment Solutions program agreements with Ashley Furniture HomeStore, La-Z-Boy, Nationwide Marketing Group and Suzuki and launched our new programs with Mattress Firm and The Container Store.

•
During the year ended December 31, 2016, in our CareCredit sales platform, we renewed VCA Animal Hospitals in our network of providers and renewed our endorsements with the American Dental Association and American Society of Plastic Surgeons.

Summary Earnings
The following table sets forth our results of operations for the periods indicated.

Years ended December 31 ($ in millions)	2017	2016	2015
Interest income	$16,407	$14,778	$13,228
Interest expense	1,391	1,248	1,135
Net interest income	15,016	13,530	12,093
Retailer share arrangements	(2,937)	(2,902)	(2,738)
Net interest income, after retailer share arrangements	12,079	10,628	9,355
Provision for loan losses	5,296	3,986	2,952
Net interest income, after retailer share arrangements and provision for loan losses	6,783	6,642	6,403
Other income	288	344	392
Other expense	3,747	3,416	3,264
Earnings before provision for income taxes	3,324	3,570	3,531
Provision for income taxes	1,389	1,319	1,317
Net earnings	$1,935	$2,251	$2,214

Other Financial and Statistical Data
The following table sets forth certain other financial and statistical data for the periods indicated.

At and for the years ended December 31 ($ in millions)	2017	2016	2015
Financial Position Data (Average):
Loan receivables, including held for sale	$75,702	$68,649	$61,655
Total assets	$91,107	$84,400	$76,828
Deposits	$53,400	$47,399	$38,262
Borrowings	$20,151	$20,142	$24,006
Total equity	$14,427	$13,620	$11,683
Selected Performance Metrics:
Purchase volume(1)	$131,814	$125,468	$113,615
Retail Card	$106,239	$101,242	$92,190
Payment Solutions	$16,160	$15,641	$13,668
CareCredit	$9,415	$8,585	$7,757
Average active accounts (in thousands)(2)	69,968	66,928	62,643
Net interest margin(3)	16.35%	16.10%	15.85%
Net charge-offs	$4,066	$3,139	$2,691
Net charge-offs as a % of average loan receivables, including held for sale	5.37%	4.57%	4.36%
Allowance coverage ratio(4)	6.80%	5.69%	5.12%
Return on assets(5)	2.1%	2.7%	2.9%
Return on equity(6)	13.4%	16.5%	19.0%
Equity to assets(7)	15.84%	16.14%	15.21%
Other expense as a % of average loan receivables, including held for sale	4.95%	4.98%	5.29%
Efficiency ratio(8)	30.3%	31.1%	33.5%
Effective income tax rate	41.8%	36.9%	37.3%
Selected Period End Data:
Loan receivables	$81,947	$76,337	$68,290
Allowance for loan losses	$5,574	$4,344	$3,497
30+ days past due as a % of period-end loan receivables(9)	4.67%	4.32%	4.06%
90+ days past due as a % of period-end loan receivables(9)	2.28%	2.03%	1.86%
Total active accounts (in thousands)(2)	74,541	71,890	68,314
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

	2017			2016			2015
Years ended December 31 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$11,707	$129	1.10%	$12,152	$63	0.52%	$11,409	$28	0.25%
Securities available for sale	4,449	59	1.33%	3,220	33	1.02%	3,240	21	0.65%
Loan receivables(3):
Credit cards, including held for sale	72,795	15,941	21.90%	65,947	14,424	21.87%	59,118	12,932	21.87%
Consumer installment loans	1,491	137	9.19%	1,274	117	9.18%	1,119	104	9.29%
Commercial credit products	1,366	139	10.18%	1,372	139	10.13%	1,373	142	10.34%
Other	50	2	4.00%	56	2	3.57%	45	1	2.22%
Total loan receivables	75,702	16,219	21.42%	68,649	14,682	21.39%	61,655	13,179	21.38%
Total interest-earning assets	91,858	16,407	17.86%	84,021	14,778	17.59%	76,304	13,228	17.34%
Non-interest-earning assets:
Cash and due from banks	887			965			1,086
Allowance for loan losses	(4,942)			(3,872)			(3,341)
Other assets	3,304			3,286			2,779
Total non-interest-earning assets	(751)			379			524
Total assets	$91,107			$84,400			$76,828
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$53,173	$848	1.59%	$47,194	$727	1.54%	$38,060	$607	1.59%
Borrowings of consolidated securitization entities	12,179	263	2.16%	12,428	244	1.96%	13,760	215	1.56%
Bank Term Loan(4)	—	—	—%	556	31	5.58%	5,164	136	2.63%
Senior unsecured notes	7,972	280	3.51%	7,158	246	3.44%	4,996	173	3.46%
Related party debt	—		—%	—	—	—%	86	4	4.65%
Total interest-bearing liabilities	73,324	1,391	1.90%	67,336	1,248	1.85%	62,066	1,135	1.83%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	227			205			202
Other liabilities	3,129			3,239			2,877
Total non-interest-bearing liabilities	3,356			3,444			3,079
Total liabilities	76,680			70,780			65,145
Equity
Total equity	14,427			13,620			11,683
Total liabilities and equity	$91,107			$84,400			$76,828
Interest rate spread(5)			15.96%			15.74%			15.51%
Net interest income		$15,016			$13,530			$12,093
Net interest margin(6)			16.35%			16.10%			15.85%
____________________

(1)	Average yields/rates are based on total interest income/expense over average balances.

(2)	Includes average restricted cash balances of $642 million, $436 million and $527 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(3)	Interest income on loan receivables includes fees on loans of $2,609 million, $2,458 million and $2,235 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

	2017 vs. 2016			2016 vs. 2015
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
($ in millions)	Average Volume	Average Yield / Rate	Net Change	Average Volume	Average Yield / Rate	Net Change
Interest-earning assets:
Interest-earning cash and equivalents	$(2)	$68	$66	$2	$33	$35
Securities available for sale	15	11	26	—	12	12
Loan receivables:
Credit cards, including held for sale	1,497	20	1,517	1,492	—	1,492
Consumer installment loans	20	—	20	14	(1)	13
Commercial credit products	(1)	1	—	—	(3)	(3)
Other	—	—	—	—	1	1
Total loan receivables	1,516	21	1,537	1,506	(3)	1,503
Change in interest income from total interest-earning assets	$1,529	$100	$1,629	$1,508	$42	$1,550

Interest-bearing liabilities:
Interest-bearing deposit accounts	$96	$25	$121	$140	$(20)	$120
Borrowings of consolidated securitization entities	(5)	24	19	(22)	51	29
Bank term loan	(31)	—	(31)	(129)	24	(105)
Senior unsecured notes	29	5	34	74	(1)	73
Related party debt	—	—	—	(4)	—	(4)
Change in interest expense from total interest-bearing liabilities	89	54	143	59	54	113
Total change in net interest income	$1,440	$46	$1,486	$1,449	$(12)	$1,437

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
Interest income increased by $1,629 million, or 11.0%, for the year ended December 31, 2017, and by $1,550 million, or 11.7%, for the year ended December 31, 2016. These increases were driven primarily by growth in our average loan receivables.
Average interest-earning assets

Years ended December 31 ($ in millions)	2017	2016	2015
Loan receivables, including held for sale	$75,702	$68,649	$61,655
Liquidity portfolio and other	16,156	15,372	14,649
Total average interest-earning assets	$91,858	$84,021	$76,304
The increase in average loan receivables of 10.3% for the year ended December 31, 2017 was driven primarily by higher purchase volume of 5.1% and average active account growth of 4.5%.
The increase in average loan receivables of 11.3% for the year ended December 31, 2016, was driven primarily by higher purchase volume of 10.4%. Average active accounts increased 6.8% to 66.9 million for the year ended December 31, 2016 and the average balances per these active accounts increased 4.2%.

Yield on average interest-earning assets
The yield on average interest-earning assets increased for the year ended December 31, 2017 primarily due to an increase in the percentage of interest-earning assets attributable to loan receivables and a slight increase in the yield on our average loan receivables of 3 basis points to 21.42% for the year ended December 31, 2017.
The yield on average interest-earning assets increased for the year ended December 31, 2016, primarily due to an increase in the percentage of interest-earning assets attributable to loan receivables. The yield on our average loan receivables remained relatively flat at 21.39% for the year ended December 31, 2016, as slightly lower payment rates were offset by growth in promotional balances.
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
Interest expense increased by $143 million, or 11.5%, for the year ended December 31, 2017, primarily driven by the growth in our deposit liabilities. Our cost of funds increased to 1.90% for the year ended December 31, 2017 compared to 1.85% for the year ended December 31, 2016, primarily due to higher benchmark interest rates.
Interest expense increased by $113 million, or 10.0%, for the year ended December 31, 2016, primarily driven by the growth in our deposit liabilities. Our cost of funds increased to 1.85% for the year ended December 31, 2016 compared to 1.83% for the year ended December 31, 2015, primarily due to higher short-term benchmark rates.
Average interest-bearing liabilities

Years ended December 31 ($ in millions)	2017	2016	2015
Interest-bearing deposit accounts	$53,173	$47,194	$38,060
Borrowings of consolidated securitization entities	12,179	12,428	13,760
Third-party debt	7,972	7,714	10,160
Related party debt	—	—	86
Total average interest-bearing liabilities	$73,324	$67,336	$62,066
The increase in average interest-bearing liabilities for the year ended December 31, 2017 was primarily driven by growth in our direct deposits.
The increase in average interest-bearing liabilities for the year ended December 31, 2016 was primarily driven by growth in our direct deposits, partially offset by the repayment of third-party debt and lower securitized financings.
Net Interest Income
Net interest income represents the difference between interest income and interest expense.
Net interest income increased by $1,486 million, or 11.0%, for the year ended December 31, 2017, and by $1,437 million, or 11.9%, for the year ended December 31, 2016, primarily driven by higher average loan receivables.

Retailer Share Arrangements
Most of our Retail Card program agreements and certain other program agreements contain retailer share arrangements that provide for payments to our partners if the economic performance of the program exceeds a contractually defined threshold. We also provide other economic benefits to our partners such as royalties on purchase volume or payments for new accounts, in some cases instead of retailer share arrangements (for example, on our co-branded credit cards). All of these arrangements are designed to align our interests and provide an additional incentive to our partners to promote our credit products. Although the retailer share arrangements vary by partner, these arrangements are generally structured to measure the economic performance of the program, based typically on agreed upon program revenues (including interest income and certain other income) less agreed upon program expenses (including interest expense, provision for loan losses, retailer payments and operating expenses), and share portions of this amount above a negotiated threshold. The threshold and economic performance of a program that are used to calculate payments to our partners may be based on, among other things, agreed upon measures of program expenses rather than our actual expenses, and therefore increases in our actual expenses (such as funding costs or operating expenses) may not necessarily result in reduced payments under our retailer share arrangements. These arrangements are typically designed to permit us to achieve an economic return before we are required to make payments to our partners based on the agreed contractually defined threshold. Our payments to partners pursuant to these retailer share arrangements have generally increased in recent years, primarily as a result of the growth and margin improvement of the programs in which we have retailer share arrangements. In addition, we have made changes to the terms of certain program agreements that have been renegotiated in the past few years that have contributed to the increase in payments to partners pursuant to retailer share arrangements.
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
Retailer share arrangements increased by $35 million, or 1.2%, for the year ended December 31, 2017, driven primarily by the growth and margin improvement of the programs in which we have retailer share arrangements, largely offset by higher provision for loan losses associated with these programs.
Retailer share arrangements increased by $164 million, or 6.0%, for the year ended December 31, 2016, driven primarily by the growth and improved performance of the programs in which we have retailer share arrangements, partially offset by higher provision for loan losses and loyalty costs associated with these programs.
Provision for Loan Losses
Provision for loan losses is the expense related to maintaining the allowance for loan losses at an appropriate level to absorb the estimated probable losses inherent in the loan portfolio at each period end date. Provision for loan losses in each period is a function of net charge-offs (gross charge-offs net of recoveries) and the required level of the allowance for loan losses. Our process to determine our allowance for loan losses is based upon our estimate of the incurred loss period for each type of loss (i.e., aged, fraud, deceased, settlement, other non-aged and bankruptcy). See “Critical Accounting Estimates - Allowance for Loan Losses” and Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements for additional information on our allowance for loan loss methodology.
Provision for loan losses increased by $1,310 million, or 32.9%, for the year ended December 31, 2017, primarily due to higher net charge-offs and a higher loan loss reserve. Our allowance coverage ratio increased to 6.80% at December 31, 2017, as compared to 5.69% at December 31, 2016, reflecting the increase in forecasted losses inherent in our loan portfolio.

Provision for loan losses increased by $1,034 million, or 35.0%, for the year ended December 31, 2016, primarily due to a higher loan loss reserve build and receivables growth. The reserve build resulted from increases in our future expected losses in the next twelve months. Our allowance coverage ratio increased to 5.69% at December 31, 2016, as compared to 5.12% at December 31, 2015, reflecting the increase in forecasted losses inherent in our loan portfolio.
Other Income

Years ended December 31 ($ in millions)	2017	2016	2015
Interchange revenue	$653	$602	$505
Debt cancellation fees	272	262	249
Loyalty programs	(704)	(547)	(419)
Other	67	27	57
Total other income	$288	$344	$392
Interchange revenue
We earn interchange fees on Dual Card and other co-branded credit card transactions outside of our partners’ sales channels, based on a flat fee plus a percent of the purchase amount. Growth in interchange revenue has been, and is expected to continue to be, driven primarily by growth in our Dual Card and general purpose co-branded credit card products.
Interchange revenue increased by $51 million, or 8.5%, for the year ended December 31, 2017, and by $97 million, or 19.2%, for the year ended December 31, 2016, driven by increases in purchase volume outside of our retail partners' sales channels.
Debt cancellation fees
Debt cancellation fees relate to payment protection products purchased by our credit card customers. Customers who choose to purchase these products are charged a monthly fee based on their account balance. In return, we will cancel all or a portion of a customer’s credit card balance in the event of certain qualifying life events. We offer our debt cancellation product to our credit card customers via online, mobile and, on a limited basis, direct mail.
Debt cancellation fees increased by $10 million, or 3.8%, for the year ended December 31, 2017, primarily as a result of higher average balances and increases in customer enrollment. Debt cancellation fees increased by $13 million, or 5.2%, for the year ended December 31, 2016, primarily as a result of changes in marketing to our CareCredit customers, driving an increase in enrollment and billed balances.
Loyalty programs
We operate a number of loyalty programs primarily in our Retail Card platform that are designed to generate incremental purchase volume per customer, while reinforcing the value of the card and strengthening cardholder loyalty. These programs typically provide cardholders with statement credit or cash back rewards. Other programs include rewards points, which are redeemable for a variety of products or awards, or merchandise discounts that are earned by achieving a pre-set spending level on their private label credit card, Dual Card or general purpose co-branded credit card. Growth in loyalty program payments has been, and is expected to continue to be, driven by growth in purchase volume related to existing loyalty programs and the rollout of new loyalty programs.
Loyalty programs cost increased by $157 million, or 28.7%, for the year ended December 31, 2017, and by $128 million, or 30.5%, for the year ended December 31, 2016, arising from the launch of new rewards programs with our partners and growth in purchase volume associated with existing loyalty programs. The increase in 2017 also included the impact from higher reward redemption rates we experienced in one of our programs.

Other
Other includes a variety of items including ancillary fees and realized gains or losses associated with investments and sales of assets.
Other increased by $40 million, or 148.1%, for the year ended December 31, 2017. The increase included a pre-tax gain of $18 million associated with the sale of contractual relationships related to processing of general purpose card transactions for certain merchants in 2017.
Other decreased by $30 million, or 52.6%, for the year ended December 31, 2016. The decrease was primarily due to a pre-tax gain of $20 million associated with the sale of certain loan portfolios in 2015.
Other Expense

Years ended December 31 ($ in millions)	2017	2016	2015
Employee costs	$1,314	$1,207	$1,042
Professional fees	629	638	645
Marketing and business development	498	423	433
Information processing	373	338	297
Other	933	810	847
Total other expense	$3,747	$3,416	$3,264
Employee costs
Employee costs primarily consist of employee compensation and benefit costs.
Employee costs increased by $107 million, or 8.9%, for the year ended December 31, 2017, and by $165 million, or 15.8%, for the year ended December 31, 2016, primarily due to new employees added to support the continued growth of the business and replacement of certain third-party services.
Professional fees
Professional fees consist primarily of outsourced provider fees (e.g., collection agencies and call centers), legal, accounting, consulting, and recruiting expenses.
Professional fees decreased by $9 million, or 1.4%, for the year ended December 31, 2017, primarily due to decreases in third-party expenses as we continued to move some processes in-house, partially offset by business growth.
Professional fees decreased by $7 million, or 1.1%, for the year ended December 31, 2016, primarily due to a reduction in costs associated with the Separation, partially offset by business growth.
Marketing and business development
Marketing and business development costs consist primarily of our contractual and discretionary marketing and business development spend, as well as amortization expense associated with retail partner contract acquisitions and extensions.
Marketing and business development costs increased by $75 million, or 17.7%, for the year ended December 31, 2017, primarily due to strategic investments in our sales platforms, card re-issuances for some of our partner programs and increased marketing on retail deposits.
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
Information processing costs increased by $35 million, or 10.4%, for the year ended December 31, 2017 and by $41 million, or 13.8%, for the year ended December 31, 2016, primarily due to higher information technology investment and higher transaction volume.
Other
Other primarily consists of postage, fraud expense, litigation and regulatory matters expense and various other corporate overhead items such as facilities' costs and telephone charges. Postage is driven primarily by the number of our active accounts and the percentage of customers that utilize our electronic billing option. Fraud, or operational losses, are driven primarily by the number of our active Dual Card and general purpose co-branded credit card accounts.
The “other” component increased by $123 million, or 15.2%, for the year ended December 31, 2017, primarily driven by higher operational losses and business growth.
The “other” component decreased by $37 million, or 4.4%, for the year ended December 31, 2016, primarily driven by lower payments to GE due to the replacement of certain services that were previously provided to us under the transition services agreement with GE, as well as benefits from the rollout of EMV cards.
Provision for Income Taxes

Years ended December 31 ($ in millions)	2017	2016	2015
Effective tax rate	41.8%	36.9%	37.3%
Provision for income taxes	$1,389	$1,319	$1,317
We file consolidated U.S. federal and state income tax returns separate and apart from GE. For periods up to and including the date of Separation, we were included in the consolidated U.S. federal and state income tax returns of GE, where applicable, but also filed certain separate state and foreign income tax returns. The tax provision is presented on a separate company basis as if we were a separate filer for tax purposes for all periods presented. The effects of tax adjustments and settlements from taxing authorities are presented in our consolidated financial statements in the period in which they occur. Our current obligations for taxes are settled with the relevant tax authority, or GE, as applicable, on an estimated basis and adjusted in later periods as appropriate and are reflected in our consolidated financial statements in the periods in which those settlements occur. We recognize the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. See “Critical Accounting Estimates—Income Taxes” for a discussion of the significant judgments and estimates related to income taxes.
The effective tax rate for the year ended December 31, 2017 increased compared to the corresponding prior year period. Substantially all of this increase in 2017 was due to the impact of the Tax Act, which resulted in $160 million of additional tax expense, primarily due to a remeasurement of our deferred tax assets and liabilities. The effective tax rate for the year ended December 31, 2016, decreased compared to the corresponding prior year period. The decrease in 2016 was primarily due to the discrete impact of a change in the effective state tax rate, research and development credits and an additional tax benefit that is reimbursed to GE under the terms of the TSSA. In each year, the effective tax rate, excluding the impact of the Tax Act in 2017, differs from the U.S. federal statutory tax rate of 35.0%, primarily due to state income taxes.
The Tax Act will affect our deferred tax assets and liabilities and our effective tax rate in the future. We expect the Tax Act to favorably affect our estimated annual effective tax rate for 2018 and future periods. We expect our 2018 annual effective tax rate to be in the range of 24% to 25% prior to the effects of any discrete items. Our effective tax rate for 2018 is decreasing as a result of the estimated impact of the Tax Act primarily due to the corporate tax rate reduction. Forthcoming guidance, such as regulations or technical corrections, could change how we interpret provisions of the Tax Act, which may, in turn, impact our effective tax rate.

Platform Analysis
As discussed above under “—Our Sales Platforms,” we offer our products through three sales platforms (Retail Card, Payment Solutions and CareCredit), which management measures based on their revenue-generating activities. The following is a discussion of certain supplemental information for the year ended December 31, 2017, for each of our sales platforms.
Retail Card

Years ended December 31 ($ in millions)	2017	2016	2015
Purchase volume	$106,239	$101,242	$92,190
Period-end loan receivables	$56,230	$52,701	$47,412
Average loan receivables, including held for sale	$51,570	$46,963	$42,327
Average active accounts (in thousands)	55,142	53,344	50,358

Interest and fees on loans	$12,023	$10,898	$9,774
Retailer share arrangements	$(2,904)	$(2,870)	$(2,688)
Other income	$212	$288	$339
Retail Card interest and fees on loans increased by $1,125 million, or 10.3%, for the year ended December 31, 2017 and by $1,124 million, or 11.5%, for the year ended December 31, 2016. These increases were primarily the result of growth in average loan receivables.
Retailer share arrangements increased by $34 million, or 1.2%, for the year ended December 31, 2017 and by $182 million, or 6.8%, for the year ended December 31, 2016, primarily as a result of the factors discussed under the heading “Retailer Share Arrangements” above.
Other income decreased by $76 million, or 26.4%, for the year ended December 31, 2017 and decreased by $51 million, or 15.0%, for the year ended December 31, 2016. The decreases were primarily a result of increase in loyalty program costs, partially offset by increases in interchange revenue, debt cancellation fees and other income.
Payment Solutions

Years ended December 31 ($ in millions)	2017	2016	2015
Purchase volume	$16,160	$15,641	$13,668
Period-end loan receivables	$16,857	$15,567	$13,543
Average loan receivables	$15,752	$14,110	$12,364
Average active accounts (in thousands)	9,192	8,410	7,478

Interest and fees on loans	$2,181	$1,952	$1,719
Retailer share arrangements	$(24)	$(26)	$(45)
Other income	$14	$13	$17
Payment Solutions interest and fees on loans increased by $229 million, or 11.7%, for the year ended December 31, 2017 and by $233 million, or 13.6%, for the year ended December 31, 2016. These increases were primarily driven by growth in average loan receivables.

CareCredit

Years ended December 31 ($ in millions)	2017	2016	2015
Purchase volume	$9,415	$8,585	$7,757
Period-end loan receivables	$8,860	$8,069	$7,335
Average loan receivables	$8,380	$7,576	$6,964
Average active accounts (in thousands)	5,634	5,174	4,807

Interest and fees on loans	$2,015	$1,832	$1,686
Retailer share arrangements	$(9)	$(6)	$(5)
Other income	$62	$43	$36
CareCredit interest and fees on loans increased by $183 million, or 10.0%, for the year ended December 31, 2017 and by $146 million, or 8.7%, for the year ended December 31, 2016. These increases were primarily driven by increases in average loan receivables.
Investment Securities
____________________________________________________________________________________________
The following discussion provides supplemental information regarding our investment securities portfolio. All of our investment securities are classified as available-for-sale at December 31, 2017, 2016 and 2015, and are held to meet our liquidity objectives and to comply with the Community Reinvestment Act. Investment securities classified as available-for-sale are reported in our Consolidated Statements of Financial Position at fair value.
The following table sets forth the amortized cost and fair value of our portfolio of investment securities at the dates indicated:

	2017		2016		2015
At December 31 ($ in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debt:
U.S. government and federal agency	$2,419	$2,416	$3,676	$3,676	$2,768	$2,761
State and municipal	44	44	47	46	51	49
Residential mortgage-backed	1,258	1,231	1,400	1,373	323	317
Asset-backed	781	780	—	—	—	—
U.S. corporate debt	2	2	—	—	—	—
Equity	15	15	15	15	15	15
Total	$4,519	$4,488	$5,138	$5,110	$3,157	$3,142
Unrealized gains and losses, net of the related tax effect, on available-for-sale securities that are not other-than-temporarily impaired are excluded from earnings and are reported as a separate component of comprehensive income (loss) until realized. At December 31, 2017, 2016 and 2015, our investment securities had gross unrealized gains of $1 million, $3 million and $2 million, respectively, and gross unrealized losses of $32 million, $31 million and $17 million, respectively.

Our investment securities portfolio had the following maturity distribution at December 31, 2017. Equity securities have been excluded from the table because they do not have a maturity.

($ in millions)	Due in 1 Year or Less	Due After 1 through 5 Years	Due After 5 through 10 Years	Due After 10 years	Total
Debt:
U.S. government and federal agency	$1,846	$570	$—	$—	$2,416
State and municipal	—	—	2	42	44
Residential mortgage-backed	—	—	9	1,222	1,231
Asset-backed	470	310	—	—	780
U.S. corporate debt	2	—	—	—	2
Total(1)	$2,318	$880	$11	$1,264	$4,473
Weighted average yield(2)	1.4%	1.8%	2.5%	2.8%	1.9%
______________________

(1)	Amounts stated represent estimated fair value.

(2)	Weighted average yield is calculated based on the amortized cost of each security. In calculating yield, no adjustment has been made with respect to any tax exempt obligations.
At December 31, 2017, we did not hold investments in any single issuer with an aggregate book value that exceeded 10% of equity, excluding obligations of the U.S. government.
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

At December 31 ($ in millions)	2017	(%)	2016	(%)	2015	(%)	2014	(%)	2013	(%)
Loans
Credit cards	$79,026	96.5%	$73,580	96.4%	$65,773	96.3%	$58,880	96.1%	$54,958	96.0%
Consumer installment loans	1,578	1.9	1,384	1.8	1,154	1.7	1,063	1.7	965	1.7
Commercial credit products	1,303	1.6	1,333	1.7	1,323	1.9	1,320	2.2	1,317	2.3
Other	40	—	40	0.1	40	0.1	23	—	14	—
Total loans	$81,947	100.0%	$76,337	100.0%	$68,290	100.0%	$61,286	100.0%	$57,254	100.0%
Loan receivables increased by $5,610 million, or 7.3%, at December 31, 2017 and by $8,047 million, or 11.8%, at December 31, 2016, primarily driven by higher purchase volume and average active account growth.

Our loan receivables portfolio had the following maturity distribution at December 31, 2017.

($ in millions)	Within 1 Year(1)	1-5 Years(2)	After 5 Years	Total
Loans
Credit cards	$78,340	$686	$—	$79,026
Consumer installment loans	17	786	775	1,578
Commercial credit products	1,300	3	—	1,303
Other	18	5	17	40
Total loans	$79,675	$1,480	$792	$81,947
Loans due after one year at fixed interest rates	N/A	$1,480	$792	$2,272
Loans due after one year at variable interest rates	N/A	—	—	—
Total loans due after one year	N/A	$1,480	$792	$2,272
______________________

(1)
Credit card loans have minimum payment requirements but no stated maturity and therefore are included in the due within one year category. However, many of our credit card holders will revolve their balances, which may extend their repayment period beyond one year for balances at December 31, 2017.

(2)	Credit card and commercial loans due after one year relate to Troubled Debt Restructuring ("TDR") assets
Our loan receivables portfolio had the following geographic concentration at December 31, 2017.

($ in millions)	Loan Receivables Outstanding	% of Total Loan Receivables Outstanding
State
Texas	$8,335	10.2%
California	$8,302	10.1%
Florida	$6,733	8.2%
New York	$4,621	5.6%
Pennsylvania	$3,452	4.2%
Impaired Loans and Troubled Debt Restructurings
Our loss mitigation strategy is intended to minimize economic loss and at times can result in rate reductions, principal forgiveness, extensions or other actions, which may cause the related loan to be classified as a TDR and also be impaired. We use long-term modification programs for borrowers experiencing financial difficulty as a loss mitigation strategy to improve long-term collectability of the loans that are classified as TDRs. The long-term program involves changing the structure of the loan to a fixed payment loan with a maturity no longer than 60 months and reducing the interest rate on the loan. The long-term program does not normally provide for the forgiveness of unpaid principal, but may allow for the reversal of certain unpaid interest or fee assessments. We also make loan modifications for some customers who request financial assistance through external sources, such as a consumer credit counseling agency program. The loans that are modified typically receive a reduced interest rate but continue to be subject to the original minimum payment terms and do not normally include waiver of unpaid principal, interest or fees. The determination of whether these changes to the terms and conditions meet the TDR criteria includes our consideration of all relevant facts and circumstances.
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

At December 31 ($ in millions)	2017	2016	2015	2014	2013
Non-accrual loan receivables	$5	$4	$3	$2	$2
Loans contractually 90 days past-due and still accruing interest	1,864	1,542	1,270	1,160	1,119
Earning TDRs(1)	940	802	712	670	741
Non-accrual, past-due and restructured loan receivables	$2,809	$2,348	$1,985	$1,832	$1,862
______________________

(1)
At December 31, 2017, 2016, 2015, 2014 and 2013, balances exclude $103 million, $66 million, $51 million, $54 million and $70 million, respectively, of TDRs which are included in loans contractually 90 days past-due and still accruing interest balance. See Note 4. Loan Receivables and Allowance for Loan Losses to our consolidated financial statements for additional information on the financial effects of TDRs for the years ended December 31, 2017 and 2016, respectively.

At December 31 ($ in millions)	2017	2016
Gross amount of interest income that would have been recorded in accordance with the original contractual terms	$222	$179
Interest income recognized	48	48
Total interest income foregone	$174	$131
Delinquencies
Over-30 day loan delinquencies as a percentage of period-end loan receivables increased to 4.67% at December 31, 2017, as compared to 4.32% at December 31, 2016 and 4.06% at December 31, 2015. The 35 basis point increase in 2017 compared to the same period in the prior year and the 26 basis point increase in 2016 compared to 2015 were driven by the factors discussed in "Business Trends and Conditions — Asset Quality" above.
Net Charge-Offs
Net charge-offs consist of the unpaid principal balance of loans held for investment that we determine are uncollectible, net of recovered amounts. We exclude accrued and unpaid finance charges and fees and third-party fraud losses from charge-offs. Charged-off and recovered finance charges and fees are included in interest and fees on loans while third-party fraud losses are included in other expense. Charge-offs are recorded as a reduction to the allowance for loan losses and subsequent recoveries of previously charged-off amounts are credited to the allowance for loan losses. Costs incurred to recover charged-off loans are recorded as collection expense and included in other expense in our Consolidated Statements of Earnings.
The table below sets forth the ratio of net charge-offs to average loan receivables, including held for sale, for the periods indicated.

Years ended December 31	2017	2016	2015	2014	2013
Ratio of net charge-offs to average loan receivables, including held for sale	5.37%	4.57%	4.36%	4.51%	4.68%
Allowance for Loan Losses
The allowance for loan losses totaled $5,574 million at December 31, 2017 compared with $4,344 million at December 31, 2016, representing our best estimate of probable losses inherent in the portfolio. Our allowance for loan losses as a percentage of total loan receivables increased to 6.80% at December 31, 2017, from 5.69% at December 31, 2016, which reflects the increase in forecasted net charge-offs over the next twelve months in both periods.

The following tables provide changes in our allowance for loan losses for the periods presented:

	Balance at January 1, 2017	Provision charged to operations	Gross charge-offs(1)	Recoveries(1)	Balance at December 31, 2017
($ in millions)
Credit cards	$4,254	$5,200	$(4,883)	$912	$5,483
Consumer installment loans	37	41	(52)	14	40
Commercial credit products	52	55	(63)	6	50
Other	1	—	—	—	1
Total	$4,344	$5,296	$(4,998)	$932	$5,574

	Balance at January 1, 2016	Provision charged to operations	Gross charge-offs(1)	Recoveries(1)	Balance at December 31, 2016
($ in millions)
Credit cards	$3,420	$3,898	$(3,873)	$809	$4,254
Consumer installment loans	26	43	(45)	13	37
Commercial credit products	50	45	(51)	8	52
Other	1	—	—	—	1
Total	$3,497	$3,986	$(3,969)	$830	$4,344

	Balance at January 1, 2015	Provision charged to operations	Gross charge-offs(1)	Recoveries(1)	Balance at December 31, 2015
($ in millions)
Credit cards	$3,169	$2,880	$(3,289)	$660	$3,420
Consumer installment loans	22	25	(35)	14	26
Commercial credit products	45	46	(47)	6	50
Other	—	1	—	—	1
Total	$3,236	$2,952	$(3,371)	$680	$3,497

	Balance at January 1, 2014	Provision charged to operations	Gross charge-offs(1)	Recoveries(1)	Balance at December 31, 2014
($ in millions)
Credit cards	$2,827	$2,858	$(3,111)	$595	$3,169
Consumer installment loans	19	20	(30)	13	22
Commercial credit products	46	39	(48)	8	45
Total	$2,892	$2,917	$(3,189)	$616	$3,236

	Balance at January 1, 2013	Provision charged to operations	Gross charge-offs(1)	Recoveries(1)	Balance at December 31, 2013
($ in millions)
Credit cards	$2,174	$2,970	$(2,847)	$530	$2,827
Consumer installment loans	62	49	(111)	19	19
Commercial credit products	38	53	(53)	8	46
Total	$2,274	$3,072	$(3,011)	$557	$2,892
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
Funding Sources
Our primary funding sources include cash from operations, deposits (direct and brokered deposits), securitized financings and third-party debt.
The following table summarizes information concerning our funding sources during the periods indicated:

	2017			2016			2015
Years ended December 31 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$53,173	72.5%	1.6%	$47,194	70.1%	1.5%	$38,060	61.3%	1.6%
Securitized financings	12,179	16.6	2.2	12,428	18.5	2.0	13,760	22.2	1.6
Senior unsecured notes	7,972	10.9	3.5	7,158	10.6	3.4	4,996	8.1	3.5
Bank term loan	—	—	—	556	0.8	5.6	5,164	8.3	2.6
Related party debt(2)	—	—	—	—	—	—	86	0.1	4.7
Total	$73,324	100.0%	1.9%	$67,336	100.0%	1.9%	$62,066	100.0%	1.8%
______________________

(1)
Excludes $227 million, $205 million and $202 million average balance of non-interest-bearing deposits for the years ended December 31, 2017, 2016 and 2015, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the years ended December 31, 2017, 2016 and 2015.

(2)	Represents borrowings from GECC, which were fully repaid in March 2015.
Deposits
We obtain deposits directly from retail and commercial customers (“direct deposits”) or through third-party brokerage firms that offer our deposits to their customers (“brokered deposits”). At December 31, 2017, we had $42.7 billion in direct deposits and $13.8 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger that channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to continue to expand our direct deposits base as a source of stable and diversified low cost funding.
Our direct deposits include a range of FDIC-insured deposit products, including certificates of deposit, IRAs, money market accounts and savings accounts.
Brokered deposits are primarily from retail customers of large brokerage firms. We have relationships with 10 brokers that offer our deposits through their networks. Our brokered deposits consist primarily of certificates of deposit that bear interest at a fixed rate and at December 31, 2017, had a weighted average remaining life of 2.6 years. These deposits generally are not subject to early withdrawal.

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
The following table summarizes certain information regarding our interest-bearing deposits by type (all of which constitute U.S. deposits) for the periods indicated:

Years ended December 31 ($ in millions)	2017			2016			2015
	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$22,657	42.6%	1.6%	$19,736	41.8%	1.5%	$15,563	40.9%	1.4%
Savings accounts (including money market accounts)	17,604	33.1%	1.1	14,244	30.2	1.0	8,781	23.1	1.0
Brokered deposits	12,912	24.3%	2.2	13,214	28.0	2.1	13,716	36.0	2.2
Total interest-bearing deposits	$53,173	100.0%	1.6%	$47,194	100.0%	1.5%	$38,060	100.0%	1.6%
Our deposit liabilities provide funding with maturities ranging from one day to ten years. At December 31, 2017, the weighted average maturity of our interest-bearing time deposits was 1.7 years.
The following table summarizes deposits by contractual maturity at December 31, 2017.

($ in millions)	3 Months or Less	Over 3 Months but within 6 Months	Over 6 Months but within 12 Months	Over 12 Months	Total
U.S. deposits (less than $100,000)(1)	$9,049	$1,681	$3,382	$10,489	$24,601
U.S. deposits ($100,000 or more)
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	2,117	2,399	4,828	6,893	16,237
Savings accounts (including money market accounts)	13,729	—	—	—	13,729
Brokered deposits:
Sweep accounts	1,921	—	—	—	1,921
Total	$26,816	$4,080	$8,210	$17,382	$56,488
______________________

(1)	Includes brokered certificates of deposit for which underlying individual deposit balances are assumed to be less than $100,000.
Securitized Financings
We have been engaged in the securitization of our credit card receivables since 1997. We access the asset-backed securitization market using the Synchrony Credit Card Master Note Trust (“SYNCT”) through which we issue asset-backed securities through both public transactions and private transactions funded by financial institutions and commercial paper conduits. In addition, we issue asset-backed securities in private transactions through the Synchrony Sales Finance Master Trust (“SFT”) and the Synchrony Card Issuance Trust (“SYNIT”), which was formed during the fourth quarter of 2017.
At December 31, 2017, we had $4.2 billion of outstanding private asset-backed securities and $8.3 billion of outstanding public asset-backed securities, in each case held by unrelated third parties.

The following table summarizes expected contractual maturities of the investors’ interests in securitized financings, excluding debt premiums, discounts and issuance costs at December 31, 2017.

($ in millions)	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years	Total
Scheduled maturities of long-term borrowings—owed to securitization investors:
SYNCT(1)	$2,007	$4,760	$1,591	$—	$8,358
SFT	—	3,650	—	—	3,650
SYNIT	—	500	—	—	500
Total long-term borrowings—owed to securitization investors	$2,007	$8,910	$1,591	$—	$12,508
______________________

(1)	Excludes subordinated classes of SYNCT notes that we own.
We retain exposure to the performance of trust assets through: (i) in the case of SYNCT, SFT and SYNIT, subordinated retained interests in the loan receivables transferred to the trust in excess of the principal amount of the notes for a given series that provides credit enhancement for a particular series, as well as a pari passu seller’s interest in each trust and (ii) in the case of SYNCT, subordinated classes of notes that we own.
All of our securitized financings include early repayment triggers, referred to as early amortization events, including events related to material breaches of representations, warranties or covenants, inability or failure of the Bank to transfer loan receivables to the trusts as required under the securitization documents, failure to make required payments or deposits pursuant to the securitization documents, and certain insolvency-related events with respect to the related securitization depositor, Synchrony (solely with respect to SYNCT) or the Bank. In addition, an early amortization event will occur with respect to a series if the excess spread as it relates to a particular series or for the trust, as applicable, falls below zero. Following an early amortization event, principal collections on the loan receivables in the applicable trust are applied to repay principal of the trust's asset-backed securities rather than being available on a revolving basis to fund the origination activities of our business. The occurrence of an early amortization event also would limit or terminate our ability to issue future series out of the trust in which the early amortization event occurred. No early amortization event has occurred with respect to any of the securitized financings in SYNCT, SFT or SYNIT.
The following table summarizes for each of our trusts the three-month rolling average excess spread at December 31, 2017.

	Note Principal Balance ($ in millions)	# of Series Outstanding	Three-Month Rolling Average Excess Spread(1)
SYNCT(2)	$9,681	16	~14.7% to 15.9%
SFT	$3,650	10	11.0%
SYNIT	$500	3	N/A(3)
______________________

(1)
Represents the excess spread (generally calculated as interest income collected from the applicable pool of loan receivables less applicable net charge-offs, interest expense and servicing costs, divided by the aggregate principal amount of loan receivables in the applicable pool) for each trust (or, in the case of SYNCT, represents a range of the excess spreads relating to the particular series issued within the trust), in each case calculated in accordance with the applicable trust or series documentation, for the three securitization monthly periods ended prior to December 31, 2017.

(2)	Includes subordinated classes of SYNCT notes that we own.

(3)	A three-month rolling average excess spread is not available for SYNIT because all of the outstanding series for SYNIT closed in December 2017.

Third-Party Debt
Senior Unsecured Notes
The following table provides a summary of our outstanding senior unsecured notes at December 31, 2017.

($ in millions)	Maturity	Principal Amount Outstanding(1)
Fixed rate senior unsecured notes:
Synchrony Financial
2.600% senior unsecured notes	January, 2019	$1,000
3.000% senior unsecured notes	August, 2019	1,100
2.700% senior unsecured notes	February, 2020	750
3.750% senior unsecured notes	August, 2021	750
4.250% senior unsecured notes	August, 2024	1,250
4.500% senior unsecured notes	July, 2025	1,000
3.700% senior unsecured notes	August, 2026	500
3.950% senior unsecured notes	December, 2027	1,000
Synchrony Bank
3.000% senior unsecured notes	June, 2022	750
Total fixed rate senior unsecured notes		$8,100

Floating rate senior unsecured notes:
Synchrony Financial
Three-month LIBOR plus 1.23% senior unsecured notes	February, 2020	250
Total floating rate senior unsecured notes		$250
______________________

(1)	The amounts shown exclude unamortized debt discounts, premiums and issuance costs.
At December 31, 2017, the aggregate amount of outstanding senior unsecured notes was $8.3 billion and the weighted average interest rate was 3.50%.
On January 2, 2018, the Bank issued a total of $500 million principal amount of three-month LIBOR plus 0.625% senior unsecured notes due 2020.
Short-Term Borrowings
Except as described above, there were no material short-term borrowings for the periods presented.
Other
At December 31, 2017, we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
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
If we do not satisfy any of these covenants discussed above, the maturity of amounts outstanding thereunder may be accelerated and become payable. We were in compliance with all of these covenants at December 31, 2017.

At December 31, 2017, we were not in default under any of our credit facilities.
Credit Ratings
Our borrowing costs and capacity in certain funding markets, including securitizations and senior and subordinated debt, may be affected by the credit ratings of the Company, the Bank and the ratings of our asset-backed securities.
Synchrony’s senior unsecured debt is rated BBB- (stable outlook) by Fitch and BBB- (stable outlook) by S&P. The Bank’s senior unsecured debt is rated BBB- (stable outlook) by Fitch and BBB (stable outlook) by S&P. In addition, certain of the asset-backed securities issued by SYNCT are rated by Fitch, S&P and/or Moody’s. A credit rating is not a recommendation to buy, sell or hold securities, may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. Downgrades in these credit ratings could materially increase the cost of our funding from, and restrict our access to, the capital markets.
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
We maintain a liquidity portfolio, which at December 31, 2017 had $15.1 billion of liquid assets, primarily consisting of cash and equivalents and short-term obligations of the U.S. Treasury, less cash in transit which is not considered to be liquid, compared to a $13.6 billion of liquid assets at December 31, 2016. The increase in liquid assets was primarily due to the retention of excess cash flows from operations within our Company.
As additional sources of liquidity, at December 31, 2017, we had an aggregate of $5.5 billion of undrawn committed capacity on our securitized financings, subject to customary borrowing conditions, from private lenders under our securitization programs and $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders, and we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
As a general matter, investments included in our liquidity portfolio are expected to be highly liquid, giving us the ability to readily convert them to cash. The level and composition of our liquidity portfolio may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.
We rely significantly on dividends and other distributions and payments from the Bank for liquidity; however, bank regulations, contractual restrictions and other factors limit the amount of dividends and other distributions and payments that the Bank may pay to us. For a discussion of regulatory restrictions on the Bank’s ability to pay dividends, see “Item 1A. Risk Factors—Risks Relating to Regulation—We are subject to restrictions that limit our ability to pay dividends and repurchase our common stock; the Bank is subject to restrictions that limit its ability to pay dividends to us, which could limit our ability to pay dividends, repurchase our common stock or make payments on our indebtedness.” and “Item 1A. Business—Regulation—Savings Association Regulation—Dividends and Stock Repurchases.”

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
Synchrony and the Bank are required to conduct stress tests on an annual basis. Under the OCC's and the Federal Reserve Board's stress test regulations, the Bank and Synchrony are required to use stress-testing methodologies providing for results under various scenarios of economic and financial market stress. In addition, while as a savings and loan holding company we currently are not subject to the Federal Reserve Board's capital planning rule, we have submitted a capital plan to the Federal Reserve Board in both 2016 and 2017.
Dividend and Share Repurchases

Cash Dividends Declared	Month of Payment	Amount per Common Share	Amount
($ in millions, except per share data)
Three months ended March 31, 2017	February 2017	$0.13	$105
Three months ended June 30, 2017	May 2017	0.13	105
Three months ended September 30, 2017	August 2017	0.15	118
Three months ended December 31, 2017	November 2017	0.15	118
Total dividends declared		$0.56	$446

On May 18, 2017, the Board announced plans to increase the quarterly dividend to $0.15 per share commencing in the third quarter of 2017. The declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board and will depend on many factors. For a discussion of regulatory and other restrictions on our ability to pay dividends and repurchase stock, see “Risk Factors—Risks Relating to Regulation—We are subject to restrictions that limit its ability to pay dividends and repurchase its common stock; the Bank is subject to restrictions that limit its ability to pay dividends to Synchrony, which could limit Synchrony's ability to pay dividends, repurchase its common stock or make payments on its indebtedness.”

Shares Repurchased Under Publicly Announced Programs	Total Number of Shares Purchased	Dollar Value of Share Purchased

($ and shares in millions)
Three months ended March 31, 2017	6.6	$238
Three months ended June 30, 2017	15.7	438
Three months ended September 30, 2017	12.8	390
Three months ended December 31, 2017	12.2	430
Total	47.3	$1,496

In May 2017, we completed our initial share repurchase program of up to $952 million. On May 18, 2017, the Company approved a share repurchase program of up to $1.64 billion through June 30, 2018. We made and expect to continue to make, share repurchases subject to market conditions and other factors, including legal and regulatory restrictions and required approvals.

Regulatory Capital Requirements - Synchrony Financial
As a savings and loan holding company, we are required to maintain minimum capital ratios, under the applicable U.S. Basel III capital rules. For more information, see “Regulation—Savings and Loan Holding Company Regulation.”
For Synchrony Financial to be a well-capitalized savings and loan holding company, Synchrony Bank must be well-capitalized and Synchrony Financial must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. As of December 31, 2017 and 2016, Synchrony Financial met all the requirements to be deemed well-capitalized.
The following table sets forth at December 31, 2017 and 2016, the composition of our capital ratios for the Company calculated under the Basel III regulatory capital standards, respectively.

	Basel III Transition (unless otherwise stated)
	At December 31, 2017		At December 31, 2016
($ in millions)	Amount	Ratio(1)	Amount	Ratio
Total risk-based capital	$13,954	17.3%	$14,129	18.5%
Tier 1 risk-based capital	$12,890	16.0%	$13,135	17.2%
Tier 1 leverage	$12,890	13.8%	$13,135	15.0%
Common equity Tier 1 capital	$12,890	16.0%	$13,135	17.2%
Common equity Tier 1 capital - fully phased-in (estimated)	$12,748	15.8%	$12,872	17.0%
______________________

(1)
Tier 1 leverage ratio represents total tier 1 capital as a percentage of total average assets, after certain adjustments. All other ratios presented above represent the applicable capital measure as a percentage of risk-weighted assets.

The decrease in our Common equity Tier 1 capital ratio was primarily due to the capital deployment through our increased dividends and share repurchases in the year ended December 31, 2017.
Regulatory Capital Requirements - Synchrony Bank
At December 31, 2017 and 2016, the Bank met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. The following table sets forth the composition of the Bank’s capital ratios calculated under the Basel III rules at December 31, 2017 and December 31, 2016.

	At December 31, 2017		At December 31, 2016		Minimum to be Well- Capitalized under Prompt Corrective Action Provisions - Basel III
($ in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital	$10,842	16.2%	$10,101	16.7%	$6,675	10.0%
Tier 1 risk-based capital	$9,958	14.9%	$9,312	15.4%	$5,340	8.0%
Tier 1 leverage	$9,958	12.9%	$9,312	13.2%	$3,854	5.0%
Common equity Tier 1 capital	$9,958	14.9%	$9,312	15.4%	$4,339	6.5%
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

Non-GAAP Measures
____________________________________________________________________________________________
We present adjusted net earnings that represents net earnings adjusted to exclude additional tax expense incurred in the year ended December 31, 2017 related to the effects from the Tax Act. The additional tax expense was primarily due to the Tax Act’s reduction in the corporate tax rate that resulted in a remeasurement of our deferred tax assets and liabilities. We believe this measure helps investors understand the impact of this recent law change on our reported results. The following table sets forth a reconciliation of Adjusted net earnings to the comparable GAAP component at December 31, 2107.

Years ended December 31 ($ in millions)	2017
GAAP net earnings	$1,935
Adjustment for tax law change(1)	160

Adjusted net earnings	$2,095

______________________

(1)	Adjustment to exclude the effects to provision for income taxes in the year ended December 31, 2017, resulting from the Tax Act.
We also present certain capital ratios including CET1 as calculated under the U.S. Basel III capital rules on a fully phased-in basis, which was not required by our regulators to be disclosed for the balance sheet dates presented and, as such, is considered to be a non-GAAP measure. We believe that this capital ratio is a useful measure to investors because it is widely used by analysts and regulators to assess the capital position of financial services companies, although this ratio may not be comparable to similarly titled measures reported by other companies. The following table sets forth a reconciliation of the components of our CET1 capital ratio as calculated on a fully phased-in basis set forth above, to the comparable GAAP components at December 31, 2017 and 2016.

($ in millions)	At December 31, 2017	At December 31, 2016
Basel III - Common equity Tier 1 (transition)	$12,890	$13,135
Adjustments related to capital components during transition(1)	(142)	(263)

Basel III - Common equity Tier 1 (fully phased-in)	$12,748	$12,872

Risk-weighted assets - Basel III (transition)	$80,669	$76,179
Adjustments related to risk weighted assets during transition(2)	(143)	(238)

Risk-weighted assets - Basel III (fully phased-in)	$80,526	$75,941

______________________

(1)	Adjustments related to capital components to determine CET1 (fully phased-in) include the phase-in of the intangible asset exclusion.

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

Off-Balance Sheet Arrangements and Unfunded Lending Commitments
____________________________________________________________________________________________
We do not have any significant off-balance sheet arrangements, including guarantees of third-party obligations. Guarantees are contracts or indemnification agreements that contingently require us to make a guaranteed payment or perform an obligation to a third-party based on certain trigger events. At December 31, 2017, we had not recorded any contingent liabilities in our Consolidated Statements of Financial Position related to any guarantees.

We extend credit, primarily arising from agreements with customers for unused lines of credit on our credit cards, in the ordinary course of business. See Note 4. Loan Receivables and Allowance for Loan Losses to our consolidated financial statements for more information on our unfunded lending commitments.
Contractual Obligations
____________________________________________________________________________________________
In the normal course of business, we enter into various contractual obligations that require future cash payments. Our future cash payments associated with our contractual obligations at December 31, 2017 are summarized below.

	Payments Due by Period
($ in millions)	Total	2018	2019 - 2020	2021 - 2022	2023 and Thereafter
Deposits(1)(2)	$56,546	$39,109	$10,864	$4,755	$1,818
Securitized financings(3)	12,871	2,156	9,075	1,640	—
Senior unsecured notes(4)	10,013	286	3,590	1,874	4,263
Operating leases	258	43	77	61	77
Purchase obligations(5)	650	241	255	81	73
Total contractual obligations(6)(7)	$80,338	$41,835	$23,861	$8,411	$6,231
______________________

(1)
Savings accounts (including money market accounts), brokered network deposits sweeps, and non-interest-bearing deposits are assumed for purposes of this table to be due in 2018 because they may be withdrawn at any time without payment of any penalty.

(2)
Deposits do not include interest payments because the amount and timing of these payments cannot be reasonably estimated as certain deposits have early withdrawal rights and also the option to roll interest payments into the balance. The average interest rate on our interest-bearing deposits for the year ended December 31, 2017 was 1.6%. See Note 7. Deposits to our consolidated financial statements.

(3)
These amounts shown exclude interest on floating rate securitized borrowings. The weighted average interest rate at December 31, 2017 was 2.08%. See Note 8. Borrowings to our consolidated financial statements.

(4)	The amounts shown exclude interest for the floating rate senior unsecured debt as payments of interest on these senior unsecured notes are based on floating rates.

(5)
Purchase obligations at December 31, 2017 reflect the minimum purchase obligation under legally binding contracts with contract terms that are both fixed and determinable. These amounts exclude obligations for goods and services that already have been incurred and are reflected on our Consolidated Statement of Financial Position.

(6)
The table above does not include estimated payments of liabilities associated with uncertain income tax positions.  The inherent complexity and uncertainty around the timing and amount of future outflows for uncertain tax positions do not permit a reasonably reliable estimate of payments, if any, to be made in connection with these liabilities. At December 31, 2017, we had gross unrecognized tax benefits of $255 million, excluding related interest and penalties.  See Note 14. Income Taxes to the consolidated financial statements.

(7)
The table above excludes our reimbursement obligations to GE for certain retiree benefits obligations of $201 million at December 31, 2017. See Note 11. Employee Benefit Plans to the consolidated financial statements for additional information.

Critical Accounting Estimates
____________________________________________________________________________________________
In preparing our consolidated financial statements, we have identified certain accounting estimates and assumptions that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. The critical accounting estimates we have identified relate to allowance for loan losses, income taxes and fair value measurements. All of these estimates reflect our best judgment about current, and for some estimates future, economic and market conditions and their effects based on information available as of the date of these financial statements. If these conditions change from those expected, it is reasonably possible that these judgments and estimates could change, which may result in incremental losses on loan receivables, future impairments of investment securities, goodwill and intangible assets, and the establishment of valuation allowances on deferred tax assets and increases in our tax liabilities, among other effects. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements, which discusses the significant accounting policies related to these estimates.

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
Income Taxes
We are subject to income tax in the United States (federal, state and local) as well as other jurisdictions in which we operate. Our provision for income tax expense is based on our income, the statutory tax rates and other provisions of the tax laws applicable to us in each of these various jurisdictions. These laws are complex and their application to our facts is at times open to interpretation. On December 22, 2017, the Tax Act was signed into law and significantly revised the U.S. income tax laws. The 2017 income tax provision includes the discrete tax impact of the Tax Act. The discrete impact of the Tax Act is based on management’s interpretation of the legislation and is subject to change based on future guidance and clarification. The process of determining our consolidated income tax expense includes significant judgments and estimates, including judgments regarding the interpretation of those laws. Our provision for income taxes and our deferred tax assets and liabilities incorporate those judgments and estimates and reflect management’s best estimate of current and future income taxes to be paid. We review our tax positions quarterly and adjust the balances as new information becomes available.
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

Fair Value Measurements
Assets and liabilities measured at fair value every reporting period include investments in debt and equity securities. Assets that are not measured at fair value every reporting period, but that are subject to fair value measurements in certain circumstances primarily include acquired loans, loans that have been reduced to fair value when they are held for sale, impaired loans that have been reduced based on the fair value of the underlying collateral, cost method and equity method investments that are written down to fair value when they are impaired.
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
New Accounting Standards
____________________________________________________________________________________________
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new revenue recognition guidance will become effective January 1, 2018 for the Company. The scope of ASU 2014-09 excludes interest and fee income on loans and as a result, the majority of the Company's revenue is not in scope of the standard. The new guidance does not impact the timing or measurement of the Company's revenues, and as a result, the Company will not present any restated prior period results when the standard becomes effective.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU requires lessees to recognize most leases on their balance sheet. Leases which are identified as capital leases currently will generally be identified as financing leases under the new guidance but otherwise their accounting treatment will remain relatively unchanged. Leases identified as operating leases currently will generally remain in that category under the new standard, but both a right-of-use asset and a liability for remaining lease payments will now be required to be recognized on the balance sheet. This guidance is effective for the Company on January 1, 2019. Management does not expect this guidance to have a material impact on the consolidated financial statements.
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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The ASU requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is required to be applied retrospectively and will become effective January 1, 2018 for the Company. Management does not expect this guidance to have a material impact on the consolidated financial statements.

On December 22, 2017, the Securities Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides for a measurement period that may not extend beyond one year from the Tax Act enactment date for companies to complete the required accounting under ASC 740. In accordance with SAB 118, a company must reflect, as of the end of the accounting period that includes the date of enactment of the Tax Act, only those income tax effects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that the company’s accounting for certain income tax effects of the Tax Act is incomplete, but the company is able to determine a reasonable estimate, the company must record a provisional estimate in the financial statements. If the company cannot determine a provisional estimate, it must continue to apply ASC 740 on the basis of the provisions of the tax law that were in effect immediately before the enactment of the Tax Act. At December 31, 2017, our accounting for the Tax Act is complete under SAB 118. Forthcoming guidance, such as regulations or technical corrections, could change how we interpreted provisions of the Tax Act.

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
At December 31, 2017, 56.4% of our loan receivables were priced at a fixed interest rate to the customer, with the remaining 43.6% at a floating interest rate. We fund our assets with a combination of fixed rate and floating rate funding sources that include deposits, asset-backed securities and unsecured debt. To manage interest rate risk, we seek to match the interest rate repricing characteristics of our assets and liabilities. Historically, we have not used interest rate derivative contracts to manage interest rate risk; however, we may choose to do so in the future. To the extent we are unable to effectively match the interest rate sensitivity of our assets and liabilities, our net earnings could be materially adversely affected.
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

Our interest rate sensitive assets include our variable rate loan receivables and the assets that make up our liquidity portfolio. At December 31, 2017, 43.6% of our receivables were priced at a floating interest rate. Assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice under standard terms in accordance with our normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100 basis point change in the underlying market-based indexed rate or other fixed rate has been considered rather than the full change in the rate to which the loan would contractually reprice (i.e. assets are categorized as fixed or floating according to their underlying contractual terms). For assets that have a fixed interest rate at the period end but which contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, net interest income sensitivity is measured from the expected repricing date.
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
Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at December 31, 2017, we estimate that net interest income over the following 12-month period would increase by approximately $103 million. This estimate projects net interest income over the following 12-month period and takes into consideration future growth and balance sheet composition.
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
There are inherent limitations in any methodology used to estimate the exposure to changes in market interest rates. The sensitivity analysis provided above contemplates only certain movements in interest rates and is based on the existing balance sheet as well as assumptions around future growth, pricing and balance sheet composition. It does not attempt to estimate the effect of a more significant interest rate increase over a sustained period of time, which as described in “—Interest Rate Risk” above, could adversely affect our net interest income. In addition, the strategic actions that management may take to manage our balance sheet may differ from our projections, which could cause our actual net interest income to differ from the above sensitivity analysis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
____________________________________________________________________________________________

To the Stockholders and Board of Directors
Synchrony Financial:
Opinion on Internal Control Over Financial Reporting
We have audited Synchrony Financial’s and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Consolidated Statements of Financial Position of the Company as of December 31, 2017 and 2016, the related Consolidated Statements of Earnings, Comprehensive Income, Changes in Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2018, expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
New York, New York
February 22, 2018

Report of Independent Registered Public Accounting Firm
____________________________________________________________________________________________

To the Stockholders and Board of Directors
Synchrony Financial:
Opinion on the Consolidated Financial Statements
We have audited the accompanying Consolidated Statements of Financial Position of Synchrony Financial and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related Consolidated Statements of Earnings, Comprehensive Income, Changes in Equity, and Cash Flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2013.
New York, New York
February 22, 2018

Synchrony Financial and subsidiaries
Consolidated Statements of Earnings ____________________________________________________________________________________

For the years ended December 31 ($ in millions, except per share data)	2017	2016	2015
Interest income:
Interest and fees on loans (Note 4)	$16,219	$14,682	$13,179
Interest on investment securities	188	96	49
Total interest income	16,407	14,778	13,228
Interest expense:
Interest on deposits	848	727	607
Interest on borrowings of consolidated securitization entities	263	244	215
Interest on third-party debt	280	277	309
Interest on related party debt	—	—	4
Total interest expense	1,391	1,248	1,135
Net interest income	15,016	13,530	12,093
Retailer share arrangements	(2,937)	(2,902)	(2,738)
Net interest income, after retailer share arrangements	12,079	10,628	9,355
Provision for loan losses (Note 4)	5,296	3,986	2,952
Net interest income, after retailer share arrangements and provision for loan losses	6,783	6,642	6,403
Other income:
Interchange revenue	653	602	505
Debt cancellation fees	272	262	249
Loyalty programs	(704)	(547)	(419)
Other	67	27	57
Total other income	288	344	392
Other expense:
Employee costs	1,314	1,207	1,042
Professional fees	629	638	645
Marketing and business development	498	423	433
Information processing	373	338	297
Other	933	810	847
Total other expense	3,747	3,416	3,264
Earnings before provision for income taxes	3,324	3,570	3,531
Provision for income taxes (Note 14)	1,389	1,319	1,317
Net earnings	$1,935	$2,251	$2,214

Earnings per share
Basic	$2.43	$2.71	$2.66
Diluted	$2.42	$2.71	$2.65

Dividends declared per common share	$0.56	$0.26	$—

See accompanying notes to consolidated financial statements.

Synchrony Financial and subsidiaries
Consolidated Statements of Comprehensive Income
____________________________________________________________________________________________

For the years ended December 31 ($ in millions)	2017	2016	2015

Net earnings	$1,935	$2,251	$2,214

Other comprehensive income (loss)
Investment securities	(1)	(8)	(10)
Currency translation adjustments	3	(1)	(11)
Employee benefit plans	(13)	(3)	(10)
Other comprehensive income (loss)	(11)	(12)	(31)

Comprehensive income	$1,924	$2,239	$2,183

Amounts presented net of taxes.

See accompanying notes to consolidated financial statements.

Synchrony Financial and subsidiaries
Consolidated Statements of Financial Position
____________________________________________________________________________________________

At December 31 ($ in millions)	2017	2016

Assets
Cash and equivalents	$11,602	$9,321
Investment securities (Note 3)	4,488	5,110
Loan receivables: (Notes 4 and 5)
Unsecuritized loans held for investment	55,526	52,332
Restricted loans of consolidated securitization entities	26,421	24,005
Total loan receivables	81,947	76,337
Less: Allowance for loan losses	(5,574)	(4,344)
Loan receivables, net	76,373	71,993
Goodwill (Note 6)	991	949
Intangible assets, net (Note 6)	749	712
Other assets(a)	1,605	2,122
Total assets	$95,808	$90,207

Liabilities and Equity
Deposits: (Note 7)
Interest-bearing deposit accounts	$56,276	$51,896
Non-interest-bearing deposit accounts	212	159
Total deposits	56,488	52,055
Borrowings: (Notes 5 and 8)
Borrowings of consolidated securitization entities	12,497	12,388
Senior unsecured notes	8,302	7,759
Total borrowings	20,799	20,147
Accrued expenses and other liabilities	4,287	3,809
Total liabilities	$81,574	$76,011

Equity:
Common Stock, par share value $0.001 per share; 4,000,000,000 shares authorized; 833,984,684 shares issued at both December 31, 2017 and 2016; 770,531,433 and 817,352,328 shares outstanding at December 31, 2017 and 2016, respectively	$1	$1
Additional paid-in capital	9,445	9,393
Retained earnings	6,809	5,330
Accumulated other comprehensive income (loss):
Investment securities	(19)	(18)
Currency translation adjustments	(17)	(20)
Employee benefit plans	(28)	(15)
Treasury Stock, at cost; 63,453,251 and 16,632,356 shares at December 31, 2017 and 2016, respectively	(1,957)	(475)
Total equity	14,234	14,196
Total liabilities and equity	$95,808	$90,207
_______________________
(a) Other assets include restricted cash and equivalents of $215 million and $347 million at December 31, 2017 and 2016, respectively.
See accompanying notes to consolidated financial statements.

Synchrony Financial and subsidiaries
Consolidated Statements of Changes in Equity
____________________________________________________________________________________________

	Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity

Balance at January 1, 2015	833,765	$1	$9,408	$1,079	$(10)	$—	$10,478
Comprehensive income:
Net earnings	—	—	—	2,214	—	—	2,214
Other comprehensive income	—	—	—	—	(31)	—	(31)
Stock-based compensation	63	—	34	—	—	—	34
Other	—	—	(91)	—	—	—	(91)
Balance at December 31, 2015	833,828	$1	$9,351	$3,293	$(41)	$—	$12,604

Balance at January 1, 2016	833,828	$1	$9,351	$3,293	$(41)	$—	$12,604
Comprehensive income:
Net earnings	—	—	—	2,251	—	—	2,251
Other comprehensive income	—	—	—	—	(12)	—	(12)
Purchases of treasury stock	—	—	—	—	—	(476)	(476)
Stock-based compensation	157	—	42	—	—	1	43
Dividends - common stock	—	—	—	(214)	—	—	(214)
Balance at December 31, 2016	833,985	$1	$9,393	$5,330	$(53)	$(475)	$14,196

Balance at January 1, 2017	833,985	$1	$9,393	$5,330	$(53)	$(475)	$14,196
Comprehensive income:
Net earnings	—	—	—	1,935	—	—	1,935
Other comprehensive income	—	—	—	—	(11)	—	(11)
Purchases of treasury stock	—	—	—	—	—	(1,497)	(1,497)
Stock-based compensation	—	—	52	(10)	—	15	57
Dividends - common stock	—	—	—	(446)	—	—	(446)
Balance at December 31, 2017	833,985	$1	$9,445	$6,809	$(64)	$(1,957)	$14,234

See accompanying notes to consolidated financial statements.

Synchrony Financial and subsidiaries
Consolidated Statements of Cash Flows
____________________________________________________________________________________________

For the years ended December 31 ($ in millions)	2017	2016	2015
Cash flows - operating activities
Net earnings	$1,935	$2,251	$2,214
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for loan losses	5,296	3,986	2,952
Deferred income taxes	385	389	(295)
Depreciation and amortization	254	219	174
(Increase) decrease in interest and fees receivable	(298)	(429)	(163)
(Increase) decrease in other assets	144	(398)	70
Increase (decrease) in accrued expenses and other liabilities	551	280	803
All other operating activities	649	525	429
Cash from operating activities	8,916	6,823	6,184

Cash flows - investing activities
Maturity and sales of investment securities	3,762	1,380	3,538
Purchases of investment securities	(3,159)	(3,380)	(5,102)
Acquisition of loan receivables	(433)	(54)	(1,051)
Net (increase) decrease in restricted cash and equivalents	132	44	713
Proceeds from sale of loan receivables	—	—	392
Net (increase) decrease in loan receivables	(9,238)	(11,092)	(8,852)
All other investing activities	(474)	(218)	(441)
Cash (used for) from investing activities	(9,410)	(13,320)	(10,803)

Cash flows - financing activities
Borrowings of consolidated securitization entities
Proceeds from issuance of securitized debt	4,311	3,791	3,868
Maturities and repayment of securitized debt	(4,210)	(4,999)	(5,244)
Third-party debt
Proceeds from issuance of third-party debt	1,732	1,193	2,978
Maturities and repayment of third-party debt	(1,200)	(4,151)	(4,094)
Related party debt
Maturities and repayment of related party debt	—	—	(655)
Net increase (decrease) in deposits	4,090	8,354	8,261
Purchases of treasury stock	(1,497)	(476)	—
Dividends paid on common stock	(446)	(214)	—
All other financing activities	(5)	(5)	2
Cash from (used for) financing activities	2,775	3,493	5,116

Increase (decrease) in cash and equivalents	2,281	(3,004)	497
Cash and equivalents at beginning of year	9,321	12,325	11,828
Cash and equivalents at end of year	$11,602	$9,321	$12,325

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$(1,350)	$(1,160)	$(1,040)
Cash paid during the year for income taxes	$(754)	$(1,771)	$(1,219)

See accompanying notes to consolidated financial statements.

Synchrony Financial and subsidiaries
Notes to Consolidated Financial Statements
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
In November 2015, Synchrony Financial became a stand-alone savings and loan holding company following the completion of General Electric Company's ("GE") exchange offer, in which GE exchanged shares of GE common stock for all of the remaining shares of our common stock it owned (the “Separation”).
References to the “Company,” “we,” “us” and “our” are to Synchrony Financial and its consolidated subsidiaries unless the context otherwise requires.
NOTE 2.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).
Preparing financial statements in conformity with U.S. GAAP requires us to make estimates based on assumptions about current, and for some estimates, future, economic and market conditions (for example, unemployment, housing, interest rates and market liquidity) which affect reported amounts and related disclosures in our consolidated financial statements. Although our current estimates contemplate current conditions and how we expect them to change in the future, as appropriate, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially affect our results of operations and financial position. Among other effects, such changes could result in incremental losses on loan receivables, future impairments of investment securities, goodwill and intangible assets, increases in reserves for contingencies, establishment of valuation allowances on deferred tax assets and increases in our tax liabilities.
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
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new revenue recognition guidance will become effective January 1, 2018 for the Company. The scope of ASU 2014-09 excludes interest and fee income on loans and as a result, the majority of the Company's revenue is not in scope of the standard. The new guidance does not impact the timing or measurement of the Company's revenues, and as a result, the Company will not present any restated prior period results when the standard becomes effective.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU requires lessees to recognize most leases on their balance sheet. Leases which are identified as capital leases currently will generally be identified as financing leases under the new guidance but otherwise their accounting treatment will remain relatively unchanged. Leases identified as operating leases currently will generally remain in that category under the new standard, but both a right-of-use asset and a liability for remaining lease payments will now be required to be recognized on the balance sheet. This guidance is effective for the Company on January 1, 2019. Management does not expect this guidance to have a material impact on the consolidated financial statements.
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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The ASU requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is required to be applied retrospectively and will become effective January 1, 2018 for the Company. Management does not expect this guidance to have a material impact on the consolidated financial statements.
On December 22, 2017, the Securities Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides for a measurement period that may not extend beyond one year from the Tax Act enactment date for companies to complete the required accounting under ASC 740. In accordance with SAB 118, a company must reflect, as of the end of the accounting period that includes the date of enactment of the Tax Act, only those income tax effects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that the company’s accounting for certain income tax effects of the Tax Act is incomplete, but the company is able to determine a reasonable estimate, the company must record a provisional estimate in the financial statements. If the company cannot determine a provisional estimate, it must continue to apply ASC 740 on the basis of the provisions of the tax law that were in effect immediately before the enactment of the Tax Act. At December 31, 2017, our accounting for the Tax Act is complete under SAB 118. Forthcoming guidance, such as regulations or technical corrections, could change how we interpreted provisions of the Tax Act.
Segment Reporting
We conduct our operations through a single business segment. Substantially all of our interest and fees on loans and long-lived assets relate to our operations within the United States. Pursuant to FASB Accounting Standards Codification (“ASC”) 280, Segment Reporting, operating segments represent components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. The chief operating decision maker uses a variety of measures to assess the performance of the business as a whole, depending on the nature of the activity. Revenue activities are managed through three sales platforms (Retail Card, Payment Solutions and CareCredit). Those platforms are organized by the types of partners we work with to reach our customers, with success principally measured based on revenues, new accounts and other cardholder sales metrics. Detailed profitability information of the nature that could be used to allocate resources and assess the performance and operations for each sales platform individually, however, is not used by our chief operating decision maker. Expense activities, including funding costs, loan losses and operating expenses, are not measured for each platform but instead are managed for the Company as a whole.
Cash and Equivalents
Debt securities, money market instruments and bank deposits with original maturities of three months or less are included in cash and equivalents unless designated as available-for-sale and classified as investment securities. Cash and equivalents at December 31, 2017 included cash and due from banks of $1,449 million, interest-bearing deposits in other banks of $10.1 billion and other short-term investments of $10 million. Cash and equivalents at December 31, 2016 included cash and due from banks of $832 million, interest-bearing deposits in other banks of $8.4 billion and other short-term investments of $40 million.
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
If a loan is transferred from held for investment to held for sale, declines in fair value related to credit are recorded as a charge-off, which establishes a new cost basis for the loan. Further declines in fair value and recoveries up to the amortized cost and realized gains or losses are recorded as a component of other income in our Consolidated Statements of Earnings.
Acquired Loans
To determine the fair value of loans at acquisition, we estimate expected cash flows and discount those cash flows using an observable market rate of interest, when available, adjusted for factors that a market participant would consider in determining fair value. In determining fair value, expected cash flows are adjusted to include prepayment, default rate, and loss severity estimates. The difference between the fair value and the expected cash flows is recorded as a loan discount or premium at acquisition.
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
Charge-Offs
Net charge-offs consist of the unpaid principal balance of loans held for investment that we determine are uncollectible, net of recovered amounts. We exclude accrued and unpaid finance charges, fees and third-party fraud losses from charge-offs. Charged-off and recovered accrued and unpaid finance charges and fees are included in interest and fees on loans while fraud losses are included in other expense. Charge-offs are recorded as a reduction to the allowance for loan losses, and subsequent recoveries of previously charged-off amounts are credited to the allowance for loan losses. Costs incurred to recover charged-off loans are recorded as collection expense and are included in other expense in our Consolidated Statements of Earnings.
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
Goodwill impairment risk is first assessed by performing a qualitative review of entity-specific, industry, market and general economic factors for our reporting unit. If potential goodwill impairment risk exists that indicates that it is more likely than not that the carrying value of our reporting unit exceeds its fair value, we apply a two-step quantitative test. The first step compares the reporting unit’s estimated fair value with its carrying value. If the carrying value of our reporting unit’s net assets exceeds its fair value, the second step is applied to measure the difference between the carrying value and implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, the goodwill is considered impaired and reduced to its implied fair value. The qualitative assessment for each period presented in the consolidated financial statements was performed without hindsight, assuming only factors and market conditions existing as of those dates, and resulted in no potential goodwill impairment risk for our reporting unit. Consequently, goodwill was not deemed to be impaired for any of the periods presented.
Definite-lived intangible assets principally consist of customer-related assets including contract acquisition costs and purchased credit card relationships. These assets are amortized over their estimated useful lives and evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The evaluation compares the cash inflows expected to be generated from each intangible asset to its carrying value. If cash flows attributable to the intangible asset are less than the carrying value, the asset is considered impaired and written down to its estimated fair value. No material impairments of definite-lived intangible assets have been recognized in the periods presented in the consolidated financial statements.

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
Direct loan origination costs on credit card loans are deferred and amortized on a straight-line basis over a one-year period, or the life of the loan for other loan receivables, and are included in interest and fees on loans in our Consolidated Statements of Earnings. See Note 4. Loan Receivables and Allowance for Loan Losses for further detail.
Other loan fees including miscellaneous fees charged to borrowers are recognized net of waivers and charge-offs when the related transaction or service is provided, and are included in other income in our Consolidated Statements of Earnings.
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
Purchased Loans
Loans acquired by purchase are recorded at fair value, which incorporates an estimate at the acquisition date of the credit losses over the remaining life of the acquired loans. As a result, the allowance for losses is not carried over at acquisition. For loans acquired with evidence of credit deterioration, the excess of cash flows expected at acquisition over the initial acquisition cost is recognized into interest income over their estimated remaining lives using the effective interest method. Subsequent decreases to the expected cash flows for these loans require us to evaluate the need for an allowance for credit losses. Subsequent improvements in expected cash flows are recognized into interest income prospectively. For other acquired loans, the excess of contractually required cash flows over the initial acquisition cost is recognized into interest income over the remaining lives using the effective interest method. Subsequent increases in incurred losses for these loans require us to evaluate the need for an allowance for credit losses subject to our allowance for loan losses methodology described above under “Allowance for Loan Losses.”

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
Loyalty Programs
Our loyalty programs are designed to generate increased purchase volume per customer while reinforcing the value of our credit cards and strengthening cardholder loyalty. These programs typically provide cardholders with statement credit or cash back rewards. Other programs include rewards points, which are redeemable for a variety of products or awards, or merchandise discounts that are earned by achieving a pre-set spending level on their private label credit card, Dual Card or general purpose co-branded credit card. These programs are primarily in our Retail Card platform. We establish a rewards liability based on points and merchandise discounts earned that are ultimately expected to be redeemed and the average cost per point at redemption. The rewards liability is included in accrued expenses and other liabilities in our Consolidated Statements of Financial Position. Cash rebates are earned based on a tiered percentage of purchase volume. As points and discounts are redeemed or cash rebates are issued, the rewards liability is relieved. The estimated cost of loyalty programs is classified as a reduction to other income in our Consolidated Statements of Earnings.
Fraud Losses
We experience third-party fraud losses from the unauthorized use of credit cards and when loans are obtained through fraudulent means. Fraud losses are included as a charge within other expense in our Consolidated Statements of Earnings, net of recoveries, when such losses are probable. Loans are charged off, as applicable, after the investigation period has completed.
Income Taxes
We file consolidated U.S. federal and state income tax returns separate and apart from GE. For periods up to and including the date of Separation, we were included in the consolidated U.S. federal and state income tax returns of GE, where applicable, but also filed certain separate state and foreign income tax returns. The tax provision is presented on a separate company basis as if we were a separate filer for tax purposes for all periods presented. The effects of tax adjustments and settlements from taxing authorities are presented in our consolidated financial statements in the period in which they occur. Our current obligations for taxes are settled with the relevant tax authority, or GE, as applicable, on an estimated basis and adjusted in later periods as appropriate and are reflected in our consolidated financial statements in the periods in which those settlements occur. We recognize the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax laws and rates that will be in effect when the differences are expected to reverse. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. We recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and provision for income taxes, respectively, in our Consolidated Statements of Earnings.

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
The third-party brokers and third-party pricing services do not provide us access to their proprietary valuation models, inputs and assumptions. Accordingly, our risk management, treasury and/or finance personnel conduct reviews of these brokers and services, as applicable. In addition, we conduct internal reviews of pricing provided by our third-party pricing service for all investment securities on a quarterly basis to ensure reasonableness of valuations used in the consolidated financial statements. These reviews are designed to identify prices that appear stale, those that have changed significantly from prior valuations and other anomalies that may indicate that a price may not be accurate. Based on the information available, we believe that the fair values provided by the third-party brokers and pricing services are representative of prices that would be received to sell the assets at the measurement date (exit prices) and are classified appropriately in the hierarchy.
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
NOTE 3.    INVESTMENT SECURITIES
All of our debt investment securities are classified as available-for-sale and are held to meet our liquidity objectives or to comply with the Community Reinvestment Act. Our investment securities consist of the following:

	December 31, 2017				December 31, 2016
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
($ in millions)	cost	gains	losses	fair value	cost	gains	losses	fair value
Debt
U.S. government and federal agency	$2,419	$—	$(3)	$2,416	$3,676	$1	$(1)	$3,676
State and municipal	44	—	—	44	47	—	(1)	46
Residential mortgage-backed(a)	1,258	1	(28)	1,231	1,400	2	(29)	1,373
Asset-backed(b)	781	—	(1)	780	—	—	—	—
U.S. corporate debt	2	—	—	2	—	—	—	—
Equity	15	—	—	15	15	—	—	15
Total	$4,519	$1	$(32)	$4,488	$5,138	$3	$(31)	$5,110
_______________________

(a)
All of our residential mortgage-backed securities have been issued by government-sponsored entities and are collateralized by U.S. mortgages. At December 31, 2017 and 2016, $344 million and $363 million, respectively, are pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve Discount Window advances.

(b)	All of our asset-backed securities are collateralized by credit card loans.

The following table presents the estimated fair values and gross unrealized losses of our available-for-sale investment securities:

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
($ in millions)	fair value	losses	fair value	losses

At December 31, 2017
Debt
U.S. government and federal agency	$2,416	$(3)	$—	$—
State and municipal	—	—	29	—
Residential mortgage-backed	142	(1)	1,026	(27)
Asset-backed	626	(1)	—	—
Equity	14	—	—	—
Total	$3,198	$(5)	$1,055	$(27)

At December 31, 2016
Debt
U.S. government and federal agency	$1,701	$(1)	$—	$—
State and municipal	35	(1)	4	—
Residential mortgage-backed	1,235	(28)	35	(1)
Equity	14	—	1	—
Total	$2,985	$(30)	$40	$(1)
We regularly review investment securities for impairment using both qualitative and quantitative criteria. We presently do not intend to sell our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell these securities before recovery of our amortized cost.
There were no other-than-temporary impairments recognized for the years ended December 31, 2017, 2016 and 2015.
Contractual Maturities of Investments in Available-for-Sale Debt Securities

	Amortized	Estimated
At December 31, 2017 ($ in millions)	cost	fair value

Due
Within one year	$2,319	$2,318
After one year through five years	$883	$880
After five years through ten years	$11	$11
After ten years	$1,291	$1,264
We expect actual maturities to differ from contractual maturities because borrowers have the right to prepay certain obligations.
There were no material realized gains or losses recognized for the years ended December 31, 2017, 2016 and 2015.
Although we generally do not have the intent to sell any specific securities held at December 31, 2017, in the ordinary course of managing our investment securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield, liquidity requirements and funding obligations.

NOTE 4.    LOAN RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

At December 31 ($ in millions)	2017	2016

Credit cards	$79,026	$73,580
Consumer installment loans	1,578	1,384
Commercial credit products	1,303	1,333
Other	40	40
Total loan receivables, before allowance for losses(a)(b)	$81,947	$76,337
_______________________

(a)
Total loan receivables include $26.4 billion and $24.0 billion of restricted loans of consolidated securitization entities at December 31, 2017 and 2016, respectively. See Note 5. Variable Interest Entities for further information on these restricted loans.

(b)	At December 31, 2017 and 2016, loan receivables included deferred expense, net of deferred income, of $97 million and $82 million, respectively.
Disposition of Loan Receivables
During 2015, we sold certain credit card portfolios associated with retail partners whose program agreements with us were not extended beyond their contractual expiration dates. We recognized a pre-tax gain of $20 million related to the portfolio sales within other income in our Consolidated Statement of Earnings for the year ended December 31, 2015.
Allowance for Loan Losses

($ in millions)	Balance at January 1, 2017	Provision charged to operations	Gross charge-offs	Recoveries	Balance at December 31, 2017

Credit cards	$4,254	$5,200	$(4,883)	$912	$5,483
Consumer installment loans	37	41	(52)	14	40
Commercial credit products	52	55	(63)	6	50
Other	1	—	—	—	1
Total	$4,344	$5,296	$(4,998)	$932	$5,574

($ in millions)	Balance at January 1, 2016	Provision charged to operations	Gross charge-offs	Recoveries	Balance at December 31, 2016

Credit cards	$3,420	$3,898	$(3,873)	$809	$4,254
Consumer installment loans	26	43	(45)	13	37
Commercial credit products	50	45	(51)	8	52
Other	1	—	—	—	1
Total	$3,497	$3,986	$(3,969)	$830	$4,344

($ in millions)	Balance at January 1, 2015	Provision charged to operations	Gross charge-offs	Recoveries	Balance at December 31, 2015

Credit cards	$3,169	$2,880	$(3,289)	$660	$3,420
Consumer installment loans	22	25	(35)	14	26
Commercial credit products	45	46	(47)	6	50
Other	—	1	—	—	1
Total	$3,236	$2,952	$(3,371)	$680	$3,497

Delinquent and Non-accrual Loans

At December 31, 2017 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing

Credit cards	$1,906	$1,849	$3,755	$1,849	$—
Consumer installment loans	25	5	30	—	5
Commercial credit products	31	15	46	15	—
Total delinquent loans	$1,962	$1,869	$3,831	$1,864	$5
Percentage of total loan receivables	2.4%	2.3%	4.7%	2.3%	—%

At December 31, 2016 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing

Credit cards	$1,695	$1,524	$3,219	$1,524	$—
Consumer installment loans	19	4	23	—	4
Commercial credit products	35	18	53	18	—
Total delinquent loans	$1,749	$1,546	$3,295	$1,542	$4
Percentage of total loan receivables	2.3%	2.0%	4.3%	2.0%	—%
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

For the years ended December 31 ($ in millions)	2017	2016
Credit cards	$753	$581
Consumer installment loans	—	—
Commercial credit products	3	4
Total	$756	$585
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

At December 31, 2017 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$1,038	$(444)	$594	$925
Consumer installment loans	—	—	—	—
Commercial credit products	5	(2)	3	5
Total	$1,043	$(446)	$597	$930

At December 31, 2016 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$862	$(321)	$541	$761
Consumer installment loans	—	—	—	—
Commercial credit products	6	(3)	3	5
Total	$868	$(324)	$544	$766
Financial Effects of TDRs
As part of our loan modifications for borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following table presents the types and financial effects of loans modified and accounted for as TDRs during the periods presented:

Years ended December 31,	2017			2016			2015
($ in millions)	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$48	$220	$960	$48	$178	$805	$49	$151	$727
Consumer installment loans	—	—	—	—	—	—	—	—	—
Commercial credit products	—	2	5	—	1	6	—	2	7
Total	$48	$222	$965	$48	$179	$811	$49	$153	$734
Payment Defaults
The following table presents the type, number and amount of loans accounted for as TDRs that enrolled in a modification plan within the previous 12 months from the applicable balance sheet date and experienced a payment default during the periods presented. A customer defaults from a modification program after two consecutive missed payments.

Years ended December 31,	2017		2016		2015
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	40,316	$90	35,648	$72	28,126	$56
Consumer installment loans	—	—	—	—	—	—
Commercial credit products	110	1	84	1	95	1
Total	40,426	$91	35,732	$73	28,221	$57

Credit Quality Indicators
Our loan receivables portfolio includes both secured and unsecured loans. Secured loan receivables are largely comprised of consumer installment loans secured by equipment. Unsecured loan receivables are largely comprised of our open-ended consumer and commercial revolving credit card loans. As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, as well as information from credit bureaus, such as a Fair Isaac Corporation (“FICO”) or other credit scores, relating to the customer’s broader credit performance. FICO scores are generally obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three credit score categories: (i) 661 or higher, which are considered the strongest credits; (ii) 601 to 660, considered moderate credit risk; and (iii) 600 or less, which are considered weaker credits. There are certain customer accounts for which a FICO score is not available where we use alternative sources to assess their credit and predict behavior. The following table provides the most recent FICO scores available for our customers at December 31, 2017 and 2016, respectively, as a percentage of each class of loan receivable. The table below excludes 0.6% and 0.7% of our total loan receivables balance at December 31, 2017 and 2016, respectively, which represents those customer accounts for which a FICO score is not available.

At December 31	2017			2016
	661 or	601 to	600 or	661 or	601 to	600 or
	higher	660	less	higher	660	less
Credit cards	73%	19%	8%	73%	20%	7%
Consumer installment loans	79%	15%	6%	78%	16%	6%
Commercial credit products	88%	7%	5%	87%	9%	4%
Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and by applying the same credit standards for all of our credit products. Unused credit card lines available to our customers totaled approximately $370 billion and $348 billion at December 31, 2017 and 2016, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.
Interest Income by Product
The following table provides additional information about our interest and fees on loans from our loan receivables, including held for sale:

For the years ended December 31 ($ in millions)	2017	2016	2015
Credit cards	15,941	$14,424	$12,932
Consumer installment loans	137	117	104
Commercial credit products	139	139	142
Other	2	2	1
Total	$16,219	$14,682	$13,179

NOTE 5.    VARIABLE INTEREST ENTITIES
We use VIEs to securitize loan receivables and arrange asset-backed financing in the ordinary course of business. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE and we did not provide non-contractual support for previously transferred loan receivables to any VIE in the years ended December 31, 2017 and 2016. Our VIEs are able to accept new loan receivables and arrange new asset-backed financings, consistent with the requirements and limitations on such activities placed on the VIE by existing investors. Once an account has been designated to a VIE, the contractual arrangements we have require all existing and future loan receivables originated under such account to be transferred to the VIE. The amount of loan receivables held by our VIEs in excess of the minimum amount required under the asset-backed financing arrangements with investors may be removed by us under random removal of accounts provisions. All loan receivables held by a VIE are subject to claims of third-party investors.
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

The table below summarizes the assets and liabilities of our consolidated securitization VIEs described above.

At December 31 ($ in millions)	2017	2016
Assets
Loan receivables, net(a)	$24,990	$22,892
Other assets(b)	62	107
Total	$25,052	$22,999

Liabilities
Borrowings	$12,497	$12,388
Other liabilities	30	21
Total	$12,527	$12,409
_______________________

(a)	Includes $1.4 billion and $1.1 billion of related allowance for loan losses resulting in gross restricted loans of $26.4 billion and $24.0 billion at December 31, 2017 and 2016, respectively.

(b)
Includes $55 million and $100 million of segregated funds held by the VIEs at December 31, 2017 and 2016, respectively, which are classified as restricted cash and equivalents and included as a component of other assets in our Consolidated Statements of Financial Position.

The balances presented above are net of intercompany balances and transactions that are eliminated in our consolidated financial statements.
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
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $4.2 billion, $4.5 billion and $5.5 billion for the years ended December 31, 2017, 2016 and 2015, respectively. Related expenses consisted primarily of provision for loan losses of $1.3 billion, $1.0 billion and $0.9 billion for the years ended December 31, 2017, 2016 and 2015, respectively, and interest expense of $263 million, $244 million and $215 million for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts do not include intercompany transactions, principally fees and interest, which are eliminated in our consolidated financial statements.
NOTE 6.    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill

($ in millions)	2017	2016
Balance at January 1	$949	$949
Acquisitions	42	—
Balance at December 31	$991	$949
Intangible Assets Subject to Amortization

	2017			2016
At December 31 ($ in millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related	$1,242	$(679)	$563	$1,069	$(560)	$509
Capitalized software	368	(182)	186	318	(115)	203
Total	$1,610	$(861)	$749	$1,387	$(675)	$712
During the year ended December 31, 2017, we recorded additions to intangible assets subject to amortization of $242 million, primarily related to customer-related intangible assets, as well as capitalized software expenditures.
Customer-related intangible assets primarily relate to retail partner contract acquisitions and extensions, as well as purchased credit card relationships. During the years ended December 31, 2017 and 2016, we recorded additions to customer-related intangible assets subject to amortization of $187 million and $82 million, respectively, primarily related to payments made to acquire and extend certain retail partner relationships. These additions had a weighted average amortizable life of 10 years and 7 years.
Amortization expense related to retail partner contracts was $112 million, $100 million and $84 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is included as a component of marketing and business development expense in our Consolidated Statements of Earnings. All other amortization expense was $84 million, $74 million and $63 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is included as a component of other expense in our Consolidated Statements of Earnings.
We estimate annual amortization expense for existing intangible assets over the next five calendar years to be as follows:

($ in millions)	2018	2019	2020	2021	2022
Amortization expense	$184	$171	$147	$94	$55
NOTE 7.    DEPOSITS
Deposits

	2017		2016
At December 31 ($ in millions)	Amount	Average rate (a)	Amount	Average rate (a)

Interest-bearing deposits	$56,276	1.6%	$51,896	1.5%
Non-interest-bearing deposits	212	—	159	—
Total deposits	$56,488		$52,055
___________________

(a)	Based on interest expense for the years ended December 31, 2017 and 2016 and average deposits balances.

At December 31, 2017 and 2016, interest-bearing deposits included $16.2 billion and $14.2 billion, respectively, of certificates of deposit of $100,000 or more. Of the total certificates of deposit of $100,000 or more, $5.3 billion and $4.4 billion were certificates of deposit of $250,000 or more at December 31, 2017 and 2016, respectively.
At December 31, 2017, our interest-bearing time deposits maturing over the next five years and thereafter were as follows:

($ in millions)	2018	2019	2020	2021	2022	Thereafter
Deposits	$17,648	$7,614	$3,240	$2,302	$2,433	$1,793
The above maturity table excludes $17.8 billion of demand deposits with no defined maturity, of which $16.2 billion are savings accounts. In addition, at December 31, 2017, we had $3.4 billion of broker network deposit sweeps procured through a program arranger who channels brokerage account deposits to us that are also excluded from the above maturity table. Unless extended, the contracts associated with these broker network deposit sweeps will terminate between 2019 and 2021.
NOTE 8.    BORROWINGS

	2017				2016
At December 31 ($ in millions)	Maturity date	Interest Rate	Weighted average interest rate	Outstanding Amount(a)	Outstanding Amount(a)

Borrowings of consolidated securitization entities:
Fixed securitized borrowings	2018 - 2022	1.35% - 3.01%	2.01%	$8,347	$8,731
Floating securitized borrowings	2018 - 2020	2.07% - 2.53%	2.23%	4,150	3,657
Total borrowings of consolidated securitization entities			2.08%	12,497	12,388

Synchrony Financial senior unsecured notes:
Fixed senior unsecured notes	2019 - 2027	2.60% - 4.50%	3.59%	7,310	6,811
Floating senior unsecured notes	2020	2.62%	2.62%	250	948

Synchrony Bank senior unsecured notes:
Fixed senior unsecured notes	2022	3.00%	3.00%	742	—
Total senior unsecured notes			3.50%	8,302	7,759

Total borrowings				$20,799	$20,147
___________________

(a)	The amounts presented above for outstanding borrowings include unamortized debt premiums, discounts and issuance costs.
Debt Maturities
The following table summarizes the maturities of the principal amount of our borrowings of consolidated securitization entities and senior unsecured notes over the next five years and thereafter:

($ in millions)	2018	2019	2020	2021	2022	Thereafter
Borrowings	$2,007	$7,027	$4,983	$1,457	$1,634	$3,750
Third-Party Debt
Senior Unsecured Notes

2017 Issuances ($ in millions):
Issuance Date	Principal Amount	Maturity	Interest Rate
Synchrony Bank
June 12, 2017	$750	2022	3.000%
Synchrony Financial
December 1, 2017	$1,000	2027	3.950%

On January 2, 2018, the Bank issued a total of $500 million principal amount of three-month LIBOR plus 0.625% senior unsecured notes due 2020.

Credit Facilities
As additional sources of liquidity, we have undrawn committed capacity under certain credit facilities, primarily related to our securitization programs.
At December 31, 2017, we had an aggregate of $5.5 billion of undrawn committed capacity on our securitization financings, subject to customary borrowing conditions, from private lenders under our securitization programs, and an aggregate of $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders.
NOTE 9.    FAIR VALUE MEASUREMENTS
For a description of how we estimate fair value, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies.
The following tables present our assets and liabilities measured at fair value on a recurring basis.
Recurring Fair Value Measurements
The following tables present our assets measured at fair value on a recurring basis.

At December 31, 2017 ($ in millions)	Level 1	Level 2	Level 3	Total

Assets
Investment securities
Debt
U.S. Government and Federal Agency	$—	$2,416	$—	$2,416
State and municipal	—	—	44	44
Residential mortgage-backed	—	1,231	—	1,231
Asset-backed	—	780	—	780
U.S. Corporate	—	—	2	2
Equity	15	—	—	15
Total	$15	$4,427	$46	$4,488

At December 31, 2016 ($ in millions)

Assets
Investment securities
Debt
U.S. Government and Federal Agency	$—	$3,676	$—	$3,676
State and municipal	—	—	46	46
Residential mortgage-backed	—	1,373	—	1,373
Equity	15	—	—	15
Total	$15	$5,049	$46	$5,110
For the years ended December 31, 2017 and 2016, there were no securities transferred between Level 1 and Level 2 or between Level 2 and Level 3. At December 31, 2017 and 2016, we did not have any significant liabilities measured at fair value on a recurring basis.
Our Level 3 recurring fair value measurements primarily relate to state and municipal debt instruments of $44 million and $46 million at December 31, 2017 and 2016, respectively, which are valued using non-binding broker quotes or other third-party sources. For a description of our process to evaluate third-party pricing servicers, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies. Our state and municipal debt securities are classified as available-for-sale with changes in fair value included in accumulated other comprehensive income.

The changes in our Level 3 debt instruments that are measured on a recurring basis for the years ended December 31, 2017 and 2016 were not material.
Non-Recurring Fair Value Measurements
We hold certain assets that have been measured at fair value on a non-recurring basis at December 31, 2017 and 2016. These assets can include repossessed assets and cost method investments that are written down to fair value when they are impaired, as well as loan receivables held for sale. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs. The assets held by us that were measured at fair value on a non-recurring basis and the effects of the remeasurement to fair value were not material for all periods presented.
Financial Assets and Financial Liabilities Carried at Other than Fair Value

	Carrying	Corresponding fair value amount
At December 31, 2017 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$11,602	$11,602	$11,602	$—	$—
Other assets(b)	$215	$215	$215	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$76,373	$85,871	$—	$—	$85,871

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$56,488	$56,754	$—	$56,754	$—
Borrowings of consolidated securitization entities	$12,497	$12,475	$—	$8,323	$4,152
Senior unsecured notes	$8,302	$8,471	$—	$8,471	$—

	Carrying	Corresponding fair value amount
At December 31, 2016 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$9,321	$9,321	$9,321	$—	$—
Other assets(b)	$347	$347	$347	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$71,993	$79,566	$—	$—	$79,566

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$52,055	$52,507	$—	$52,507	$—
Borrowings of consolidated securitization entities	$12,388	$12,402	$—	$9,191	$3,211
Senior unsecured notes	$7,759	$7,875	$—	$7,875	$—
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
At December 31, 2017 and 2016, Synchrony Financial met all applicable requirements to be deemed well-capitalized pursuant to Federal Reserve Board regulations. At December 31, 2017 and 2016, the Bank also met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. There are no conditions or events subsequent to December 31, 2017 that management believes have changed the Company’s or the Bank’s capital category.
The actual capital amounts, ratios and the applicable required minimums of the Company and the Bank are as follows:
Synchrony Financial

At December 31, 2017 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio

Total risk-based capital	$13,954	17.3%	$6,454	8.0%
Tier 1 risk-based capital	$12,890	16.0%	$4,840	6.0%
Tier 1 leverage	$12,890	13.8%	$3,724	4.0%
Common equity Tier 1 Capital	$12,890	16.0%	$3,630	4.5%

At December 31, 2016 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio

Total risk-based capital	$14,129	18.5%	$6,094	8.0%
Tier 1 risk-based capital	$13,135	17.2%	$4,571	6.0%
Tier 1 leverage	$13,135	15.0%	$3,508	4.0%
Common equity Tier 1 Capital	$13,135	17.2%	$3,428	4.5%

Synchrony Bank

At December 31, 2017 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio

Total risk-based capital	$10,842	16.2%	$5,340	8.0%	$6,675	10.0%
Tier 1 risk-based capital	$9,958	14.9%	$4,005	6.0%	$5,340	8.0%
Tier 1 leverage	$9,958	12.9%	$3,083	4.0%	$3,854	5.0%
Common equity Tier 1 Capital	$9,958	14.9%	$3,004	4.5%	$4,339	6.5%

At December 31, 2016 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio	Amount	Ratio

Total risk-based capital	$10,101	16.7%	$4,825	8.0%	$6,031	10.0%
Tier 1 risk-based capital	$9,312	15.4%	$3,619	6.0%	$4,825	8.0%
Tier 1 leverage	$9,312	13.2%	$2,816	4.0%	$3,520	5.0%
Common equity Tier 1 Capital	$9,312	15.4%	$2,714	4.5%	$3,920	6.5%
_______________________

(a)	Capital ratios are calculated based on the Basel III Standardized Approach rules, subject to applicable transition provisions, at December 31, 2017 and 2016.

(b)
At December 31, 2017, Synchrony Financial and the Bank also must maintain a capital conservation buffer of common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 1.25 percentage points to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.

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

Savings Plan
Our U.S. employees are eligible to participate in a qualified defined contribution savings plan that allows them to contribute a portion of their pay to the plan on a pre-tax basis. We make employer contributions to the plan equal to 3% of eligible compensation and make matching contributions of up to 4% of eligible compensation. We also provide certain additional contributions to the plan for employees who were participants in GE's pension plan at Separation. The expenses incurred associated with this plan were $76 million and $77 million for the years ended December 31, 2017 and 2016, respectively. The expense incurred associated with this plan for prior periods was not material.
Health and Welfare Benefits
We provide health and welfare benefits to our employees, including health, dental, prescription drug and vision for which we are self-insured. The expenses incurred associated with these benefits were $103 million and $99 million for the years ended December 31, 2017 and 2016, respectively. The expense incurred associated with these benefits for prior periods was not material.
GE Benefit Plans and Reimbursement Obligations
Prior to Separation, our employees participated in various GE retirement and retiree health and life insurance benefit plans. Certain of these retirement benefits vested as a result of Separation. Under the terms of the Employee Matters Agreement between us and GE, GE will continue to pay for these benefits and we are obligated to reimburse them. The principal retirement benefits subject to this arrangement are fixed, life-time annuity payments. The estimated liability for our reimbursement obligations to GE for retiree benefits was $201 million at December 31, 2017 and is included in other liabilities in our Consolidated Statement of Financial Position.
Expenses associated with our employees’ participation in these GE benefit plans prior to Separation were $157 million for the year ended December 31, 2015.
NOTE 12.    EARNINGS PER SHARE

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the assumed conversion of all dilutive securities.

The following table presents the calculation of basic and diluted earnings per share:

	Years ended December 31,
(in millions, except per share data)	2017	2016	2015
Net earnings	$1,935	$2,251	$2,214

Weighted average common shares outstanding, basic	795.6	829.2	833.8
Effect of dilutive securities	4.1	2.3	1.7
Weighted average common shares outstanding, dilutive	799.7	831.5	835.5

Earnings per basic common share	$2.43	$2.71	$2.66
Earnings per diluted common share	$2.42	$2.71	$2.65
We have issued certain stock based awards under the Synchrony Financial 2014 Long-Term Incentive Plan. A total of 3 million, 2 million and 1 million shares related to these awards were considered anti-dilutive and therefore were excluded from the computation of diluted earnings per share for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 13.    EQUITY AND OTHER STOCK RELATED INFORMATION
Dividend and Share Repurchases
During the year ended December 31, 2017 we declared and paid cash dividends of $0.56 per share of common stock, or $446 million.
On July 7, 2016, the Company approved a share repurchase program of up to $952 million for the four quarters ended June 30, 2017. In May 2017, we completed our initial share repurchase program. On May 18,  2017, the Board of Directors approved a share repurchase program of up to $1.64 billion of our outstanding shares of common stock through June 30, 2018. The Company repurchased 47.3 million shares of our common stock for $1,496 million, at an average price of $31.61 in 2017. We made and expect to continue to make share repurchases subject to market conditions and other factors, including legal and regulatory restrictions and required approvals.
Synchrony Financial Incentive Programs
We have established the Synchrony Financial 2014 Long-Term Incentive Plan, which we refer to as the “Incentive Plan.” The Incentive Plan permits us to issue stock-based, stock-denominated and other awards to officers, employees, consultants and non-employee directors providing services to the Company and our participating affiliates. Available awards under the Incentive Plan include stock options and stock appreciation rights (“SARs”), restricted stock and restricted stock units (“RSUs”), performance awards and other awards valued in whole or in part by reference to or otherwise based on our common stock (other stock-based awards), and dividend equivalents. A total of 46.8 million shares of our common stock (including authorized and unissued shares) are available for granting awards under the Incentive Plan.
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
The total compensation expense recorded for these awards was not material for all periods presented. At December 31, 2017, there were 6.4 million RSUs and 8.6 million stock options issued and outstanding and $104 million of total unrecognized compensation cost related to these awards, which is expected to be amortized over a weighted average period of 2.6 years.
NOTE 14.    INCOME TAXES
Earnings before Provision for Income Taxes

For the years ended December 31 ($ in millions)	2017	2016	2015
U.S.	$3,334	$3,545	$3,513
Non-U.S.	(10)	25	18
Earnings before provision for income taxes	$3,324	$3,570	$3,531

Provision for Income Taxes

For the years ended December 31 ($ in millions)	2017	2016	2015
Current provision for income taxes
U.S. Federal	$900	$829	$1,443
U.S. state and local	92	86	158
Non-U.S.	12	15	11
Total current provision for income taxes	1,004	930	1,612

Deferred (benefit) provision for income taxes
U.S. Federal	367	357	(263)
U.S. state and local	20	33	(32)
Non-U.S.	(2)	(1)	—
Deferred (benefit) provision for income taxes	385	389	(295)
Total provision for income taxes	$1,389	$1,319	$1,317

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
Tax Reform
On December 22, 2017, the Tax Act was signed into law. The Tax Act significantly revised the U.S. income tax laws, which impacted our year ended December 31, 2017, including lowering the corporate income tax rate from 35% to 21% effective January 1, 2018. We recognized additional discrete tax expense of $160 million for the year ended December 31, 2017, primarily due to the remeasurement of our deferred tax assets and liabilities following enactment of the Tax Act. At December 31, 2017, our accounting for the Tax Act is complete under SAB 118. Forthcoming guidance, such as regulations or technical corrections, could change how we interpreted provisions of the Tax Act.
Reconciliation of Our Effective Tax Rate to the U.S. Federal Statutory Income Tax Rate

For the years ended December 31	2017	2016	2015
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of federal benefit	2.2%	2.2%	2.3%
Tax Act - impact of tax rate change	4.8%	—%	—%
All other, net	(0.2)%	(0.3)%	—%
Effective tax rate	41.8%	36.9%	37.3%
Deferred Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax laws and rates that will be in effect when such differences are expected to reverse. The effect of a change in tax law is recognized on the date of enactment. As a result of the Tax Act, the Company remeasured our deferred tax assets and liabilities at the lower enacted corporate tax rate and our net deferred tax asset was reduced during the fourth quarter of 2017. The table below reflects the reduction in deferred tax assets and liabilities in 2017 following the enactment of the Tax Act.

Significant Components of Our Net Deferred Income Taxes

At December 31 ($ in millions)	2017	2016
Assets
Allowance for loan losses	$1,381	$1,662
Reward programs	64	121
Compensation and employee benefits	95	154
Net operating losses	5	7
Other assets	21	37
Total deferred income tax assets before valuation allowance	1,566	1,981
Valuation allowance	—	(5)
Total deferred income tax assets	$1,566	$1,976

Liabilities
Original issue discount	$(1,053)	$(989)
Goodwill and identifiable intangibles	(141)	(222)
Other liabilities	(120)	(132)
Total deferred income tax liabilities	(1,314)	(1,343)
Net deferred income tax assets	$252	$633
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
Unrecognized Tax Benefits

Reconciliation of Unrecognized Tax Benefits

($ in millions)	2017	2016
Balance at January 1	$150	$327
Additions:
Tax positions of the current year	99	21
Tax positions of prior years	16	16
Reductions:
Prior year tax positions(a)	(4)	(208)
Settlements with tax authorities	—	—
Expiration of the statute of limitation	(6)	(6)
Balance at December 31	$255	$150
Portion of balance that, if recognized, would impact the effective income tax rate	$173	$99
_______________________

(a)	Included in the prior year tax positions for the year ended December 31, 2016 is a reversal of an unrecognized tax benefit of $208 million related to temporary items that had been recorded in 2015.

The amount of unrecognized tax benefits that is reasonably possible to be resolved in the next twelve months is expected to be $96 million, of which, $40 million, if recognized, would reduce the company’s tax expense and effective tax rate. Included in the $96 million of unrecognized benefits are certain temporary differences that would not affect the effective tax rate if they were recognized in the Consolidated Statement of Earnings.
Additionally, there are unrecognized tax benefits of $30 million for both the years ended December 31, 2017 and 2016, that are included in the tabular reconciliation above but recorded in the Consolidated Statement of Financial Position as a reduction of the related deferred tax asset for net operating losses.
Interest expense and penalties related to income tax liabilities recognized in our Consolidated Statements of Earnings were not material for all periods presented.
For periods prior to Separation, we are under continuous examination by the IRS and the tax authorities of various states as part of their audit of GE’s tax returns. The IRS is currently auditing GE's consolidated U.S. income tax returns for 2012 through 2015. We are under examination in various states going back to 2008 as part of their audit of GE’s tax returns. We are not currently under audit with respect to any post-Separation periods. We believe that there are no issues or claims that are likely to significantly impact our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties that could result from such examinations.
NOTE 15.     PARENT COMPANY FINANCIAL INFORMATION
The following tables present parent company financial statements for Synchrony Financial. At December 31, 2017, restricted net assets of our subsidiaries were $11.2 billion.
Condensed Statements of Earnings

For the years ended December 31 ($ in millions)	2017	2016	2015
Interest income:
Interest income from subsidiaries	$125	$65	$52
Interest on investment securities	23	13	7
Total interest income	148	78	59
Interest expense:
Interest on third-party debt	268	277	309
Interest on related party debt	—	—	4
Total interest expense	268	277	313
Net interest income	(120)	(199)	(254)
Dividends from bank subsidiaries	1,040	320	708
Dividends from nonbank subsidiaries	1,133	2,290	—
Other income	91	90	45
Other expense	115	141	74
Earnings before benefit from income taxes	2,029	2,360	425
Benefit from income taxes	89	77	95
Equity in undistributed net earnings of subsidiaries	(183)	(186)	1,694
Net earnings	$1,935	$2,251	$2,214

Comprehensive income	$1,924	$2,239	$2,183

Condensed Statements of Financial Position

At December 31 ($ in millions)	2017	2016
Assets
Cash and equivalents	$1,975	$2,474
Investment securities	1,687	2,205
Investments in and amounts due from subsidiaries(a)	18,655	17,809
Goodwill	17	17
Other assets	172	192
Total assets	$22,506	$22,697

Liabilities and Equity
Amounts due to subsidiaries	$260	$272
Senior unsecured notes	7,560	7,759
Accrued expenses and other liabilities	452	470
Total liabilities	8,272	8,501
Equity:
Total equity	14,234	14,196
Total liabilities and equity	$22,506	$22,697
_____________

(a)	Includes investments in and amounts due from bank subsidiaries of $12.3 billion and $11.0 billion at December 31, 2017 and 2016, respectively.

Condensed Statements of Cash Flows

For the years ended December 31 ($ in millions)	2017	2016	2015
Cash flows - operating activities
Net earnings	$1,935	$2,251	$2,214
Adjustments to reconcile net earnings to cash provided from operating activities
Deferred income taxes	(43)	9	19
(Increase) decrease in other assets	18	95	(133)
Increase (decrease) in accrued expenses and other liabilities	(38)	34	(257)
Equity in undistributed net earnings of subsidiaries	183	186	(1,694)
All other operating activities	53	72	181
Cash from operating activities	2,108	2,647	330

Cash flows - investing activities
Net (increase) decrease in investments in and amounts due from subsidiaries	(947)	(1,641)	1,928
Maturity and sales of investment securities	1,914	1,249	3,480
Purchases of investment securities	(1,402)	(1,452)	(4,246)
All other investing activities	(45)	(3)	(6)
Cash (used for) from investing activities	(480)	(1,847)	1,156

Cash flows - financing activities
Third-party debt
Proceeds from issuance of third-party debt	991	1,193	2,978
Maturities and repayment of third-party debt	(1,200)	(4,151)	(4,094)
Related party debt
Maturities and repayment of related party debt	—	—	(655)
Dividends paid on common stock	(446)	(214)	—
Purchases of treasury stock	(1,497)	(476)	—
Increase (decrease) in amounts due to subsidiaries	27	21	(56)
All other financing activities	(2)	—	(1)
Cash (used for) from financing activities	(2,127)	(3,627)	(1,828)

Increase (decrease) in cash and equivalents	(499)	(2,827)	(342)
Cash and equivalents at beginning of year	2,474	5,301	5,643
Cash and equivalents at end of year	$1,975	$2,474	$5,301
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
Our estimate of reasonably possible losses involves significant judgment, given the varying stages of the proceedings, the existence of numerous yet to be resolved issues, the breadth of the claims (often spanning multiple years), unspecified damages and/or the novelty of the legal issues presented. Based on our current knowledge, we do not believe that we are a party to any pending legal proceeding or regulatory matters that would have a material adverse effect on our consolidated financial condition or liquidity. However, in light of the uncertainties involved in such matters, the ultimate outcome of a particular matter could be material to our operating results for a particular period depending on, among other factors, the size of the loss or liability imposed and the level of our earnings for that period, and could adversely affect our business and reputation.
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

Other Matters
The Bank or the Company is, or has been, defending a number of putative class actions alleging claims under the federal Telephone Consumer Protection Act (“TCPA”) as a result of phone calls made by the Bank. The complaints generally have alleged that the Bank or the Company placed calls to consumers by an automated telephone dialing system or using a pre-recorded message or automated voice without their consent and seek up to $1,500 for each violation, without specifying an aggregate amount. Campbell et al. v. Synchrony Bank was filed on January 25, 2017 in the U.S. District Court for the Northern District of New York. The original complaint named only J.C. Penney Company, Inc. and J.C. Penney Corporation, Inc. as the defendants but was amended on April 7, 2017 to replace those defendants with the Bank. Neal et al. v. Wal-Mart Stores, Inc. and Synchrony Bank, for which the Bank is indemnifying Wal-Mart, was filed on January 17, 2017 in the U.S. District Court for the Western District of North Carolina. The original complaint named only Wal-Mart Stores, Inc. as a defendant but was amended on March 30, 2017 to add Synchrony Bank as an additional defendant. Mott et al. v. Synchrony Bank was filed on February 2, 2018 in the U.S. District Court for the Middle District of Florida.
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
NOTE 17.    SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarterly Periods Ended
($ in millions)	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Interest income	$4,291	$4,233	$3,970	$3,913	$3,947	$3,796	$3,515	$3,520
Interest expense	375	357	333	326	319	315	303	311
Net interest income	3,916	3,876	3,637	3,587	3,628	3,481	3,212	3,209
Earnings before provision for income taxes	875	879	788	782	908	963	771	928
Provision for income taxes	490	324	292	283	332	359	282	346
Net earnings	$385	$555	$496	$499	$576	$604	$489	$582
Earnings per share
Basic	$0.49	$0.70	$0.62	$0.61	$0.70	$0.73	$0.59	$0.70
Diluted	$0.49	$0.70	$0.61	$0.61	$0.70	$0.73	$0.58	$0.70

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
____________________________________________________________________________________________

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), and based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.
Changes in Internal Control Over Financial Reporting
____________________________________________________________________________________________

No change in internal control over financial reporting occurred during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 and has concluded that such internal control over financial reporting is effective. There are no material weaknesses in the Company’s internal control over financial reporting that have been identified by the Company’s management.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2017 and has also issued an audit report, which is included in Part II, "Item 8. Financial Statements and Supplementary Data” of this Form 10-K Report, on internal control over financial reporting as of December 31, 2017 under Auditing Standard No. 2201 of the Public Company Accounting Oversight Board (“PCAOB”).

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference to “Management,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Governance Principles,” “Code of Conduct” and “Committees of the Board of Directors” in our definitive proxy statement for our 2018 Annual Meeting of Stockholders to be held on May 17, 2018, which will be filed within 120 days of the end of our fiscal year ended December 31, 2017 (the “2018 Proxy Statement”).
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference to “Compensation Discussion and Analysis,” “2017 Executive Compensation,” “Management Development and Compensation Committee Report” and “Management Development and Compensation Committee Interlocks and Insider Participation” and “CEO Pay Ratio” in the 2018 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to “Beneficial Ownership” and “Equity Compensation Plan Information” in the 2018 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to “Related Person Transactions,” “Election of Directors” and “Committees of the Board of Directors” in the 2018 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference to “Independent Auditor” in the 2018 Proxy Statement.

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
3. Exhibits
A list of the exhibits being filed or furnished with or incorporated by reference into this annual report on Form 10-K is provided below:
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
4.1
Indenture, dated as of August 11, 2014, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on August 13, 2014)

4.2
First Supplemental Indenture, dated as of August 11, 2014, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on August 13, 2014)

4.3
Second Supplemental Indenture, dated as of February 2, 2015, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on February 2, 2015)

4.4
Third Supplemental Indenture, dated as of July 23, 2015, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on July 23, 2015)

4.5
Fourth Supplemental Indenture, dated as of December 4, 2015, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on December 4, 2015)

4.6
Fifth Supplemental Indenture, dated as of May 9, 2016, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on May 9, 2016)

4.7
Sixth Supplemental Indenture, dated as of August 4, 2016, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on August 4, 2016)

4.8
Seventh Supplemental Indenture, dated as of December 1, 2017, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on December 1, 2017)

4.9	Form of 2.700% Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on February 2, 2015)
4.10	Form of Floating Rate Senior Notes due 2020 (incorporated by reference to Exhibit 4.3 of Form 8-K filed by Synchrony Financial on February 2, 2015)
4.11	Form of 4.500% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on July 23, 2015)
4.12	Form of 2.600% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on December 4, 2015)
4.13	Form of 3.700% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on August 4, 2016)
4.14	Form of Floating Rate Senior Notes due 2017 (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on August 29, 2016)
4.15	Form of 3.950% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on December 1, 2017)
4.16	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 333-194528))
10.1
Master Agreement, dated as of July 30, 2014, among General Electric Capital Corporation, Synchrony Financial, and, solely for purposes of certain sections and articles set forth therein, General Electric Company (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.2
Transitional Services Agreement, dated August 5, 2014, by and among General Electric Capital Corporation, Synchrony Financial and Retail Finance International Holdings, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed by Synchrony Financial on August 11, 2014)

10.3
Registration Rights Agreement, dated as of August 5, 2014, by and between Synchrony Financial and General Electric Capital Corporation (incorporated by reference to Exhibit 10.2 of Form 8-K filed by Synchrony Financial on August 11, 2014)

10.4
Tax Sharing and Separation Agreement, dated as of August 5, 2014, by and between General Electric Company and Synchrony Financial (incorporated by reference to Exhibit 10.3 of Form 8-K filed by Synchrony Financial on August 11, 2014)

10.5
Employee Matters Agreement, dated as of August 5, 2014, by and among General Electric Company, General Electric Capital Corporation and Synchrony Financial (incorporated by reference to Exhibit 10.4 of Form 8-K filed by Synchrony Financial on August 11, 2014)

10.6
Transitional Trademark License Agreement, dated as of August 5, 2014, by and between GE Capital Registry, Inc. and Synchrony Financial (incorporated by reference to Exhibit 10.5 of Form 8-K filed by Synchrony Financial on August 11, 2014)

10.7
Intellectual Property Cross License Agreement, dated as of August 5, 2014, by and between General Electric Company and General Electric Capital Corporation, on the one hand, and Synchrony Financial, on the other hand (incorporated by reference to Exhibit 10.6 of Form 8-K filed by Synchrony Financial on August 11, 2014)

10.8
Credit Agreement, dated as of July 30, 2014, among Synchrony Financial, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other Lenders party thereto (incorporated by reference to Exhibit 1.1 of Amendment No. 8 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.9
Credit Agreement, dated as of July 30, 2014, among Synchrony Financial, as borrower, General Electric Capital Corporation, as administrative agent, and the other Lenders party thereto (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.10
Amendment No. 1 to Credit Agreement, dated October 1, 2014, by and among Synchrony Financial and General Electric Capital Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Synchrony Financial on October 6, 2014)

10.11
Amendment No. 1 to Credit Agreement, dated October 1, 2014, by and among Synchrony Financial, the Lenders party thereto and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to Form 8-K filed by Synchrony Financial on October 6, 2014)

10.12
Form of Synchrony 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.13
Form of agreement for awards under Synchrony 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.14
Form of agreement for awards of Performance Share Units under Synchrony 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed by Synchrony Financial on April 28, 2016)

10.15
Form of Transaction Award Agreement, by and between GE Capital Retail Bank/GE Capital Retail Finance, Inc. and each of Margaret M. Keane, Brian D. Doubles, Jonathan S. Mothner, Thomas M. Quindlen and Glenn P. Marino (incorporated by reference to Exhibit 10.12 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.16
Operating Agreement, dated as of January 11, 2013, between GE Capital Retail Bank and the Office of the Comptroller of the Currency (incorporated by reference to Exhibit 10.13 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.17
Capital Assurance and Liquidity Maintenance Agreement, dated as of January 11, 2013, among GE Capital Retail Bank, General Electric Capital Corporation and GE Consumer Finance, Inc. (incorporated by reference to Exhibit 10.14 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.18
Master Indenture, dated as of September 25, 2003, between Synchrony Credit Card Master Note Trust (formerly known as GE Capital Credit Card Master Note Trust), as Issuer and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.19
Omnibus Amendment No. 1 to Securitization Documents, dated as of February 9, 2004, among RFS Holding, L.L.C., RFS Funding Trust, GE Capital Retail Bank (formerly known as Monogram Credit Card Bank of Georgia), Synchrony Credit Card Master Note Trust, Deutsche Bank Trust Company Delaware, as Trustee of RFS Funding Trust, RFS Holding, Inc. and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.16 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.20
Second Amendment to Master Indenture, dated as of June 17, 2004, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on July 2, 2004)

10.21
Third Amendment to Master Indenture, dated as of August 31, 2006, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on September 5, 2006)

10.22
Fourth Amendment to Master Indenture, dated as of June 28, 2007, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

10.23
Fifth Amendment to Master Indenture, dated as of May 22, 2008, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

10.24
Sixth Amendment to Master Indenture, dated as of August 7, 2009, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on August 7, 2009)

10.25
Seventh Amendment to Master Indenture, dated as of January 21, 2014, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on January 21, 2014)

10.26
Eighth Amendment to Master Indenture and Omnibus Supplement to Specified Indenture Supplements, dated as of March 11, 2014, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 14, 2014)

10.27
Ninth Amendment to Master Indenture, dated as of November 24, 2015, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 25, 2015)

10.28
Ninth Amendment to Master Indenture, dated as of November 24, 2015, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 25, 2015)

10.29
Tenth Amendment to Master Indenture, dated as of March 3, 2016, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 7, 2016)

10.30
Eleventh Amendment to Master Indenture, dated as of April 21, 2017, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on April 26, 2017)

10.31
Second Omnibus Supplement to Specified Indenture Supplements, dated as of April 21, 2017, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.6 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on April 26, 2017)

10.32
Form of Indenture Supplement, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.8 of Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 16, 2012 (333-181466))

10.33
Form of Indenture Supplement, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.12 of Form SF-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 30, 2015 (333-206176))

10.34
Form of VFN Indenture Supplement, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.24 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.35
Form of Loan Agreement (VFN Series, Class A), among Synchrony Credit Card Master Note Trust, the Lenders party thereto from time to time, and the Managing Agents party thereto from time to time (incorporated by reference to Exhibit 10.25 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.36
Trust Agreement, dated as of September 25, 2003, between RFS Holding, L.L.C. and The Bank of New York (Delaware) (incorporated by reference to Exhibit 4.3 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.37
First Amendment to Trust Agreement, dated as of January 21, 2014, between RFS Holding, L.L.C. and BNY Mellon Trust of Delaware (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Master Note Trust and RFS Holding, L.L.C. on January 21, 2014)

10.38
Second Amendment to Trust Agreement, dated as of September 8, 2014, between RFS Holding, L.L.C. and BNY Mellon Trust of Delaware (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Master Note Trust and RFS Holding, L.L.C. on September 11, 2014)

10.39
Third Amendment to Trust Agreement, dated as of April 21, 2017, between RFS Holding, L.L.C. and BNY Mellon Trust of Delaware (incorporated by reference to Exhibit 4.5 of the current report on Form 8-K filed by Synchrony Credit Master Note Trust and RFS Holding, L.L.C. on April 26, 2017)

10.40
Custody and Control Agreement, dated as of September 25, 2003 by and among Deutsche Bank Trust Company of Americas, in its capacity as Custodian and in its capacity as Indenture Trustee, and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.8 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.41
Receivables Sale Agreement, dated as of June 27, 2003, between GE Capital Retail Bank (formerly known as Monogram Credit Card Bank of Georgia) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.9 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.42
RSA Assumption Agreement and Second Amendment to Receivables Sale Agreement, dated as of February 7, 2005, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on February 11, 2005)

10.43
Third Amendment to Receivables Sale Agreement, dated as of December 21, 2006, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 21, 2006)

10.44
Fourth Amendment to Receivables Sale Agreement, dated as of May 21, 2008, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

10.45
Designation of Removed Accounts and Fifth Amendment to Receivables Sale Agreement, dated as of December 29, 2008, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 30, 2008)

10.46
Designation of Removed Accounts and Sixth Amendment to Receivables Sale Agreement, dated as of February 26, 2009, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on February 26, 2009)

10.47
Seventh Amendment to Receivables Sale Agreement, dated as of November 23, 2010, between GE Capital Retail Bank (formerly known as GE Money Bank), and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 24, 2010)

10.48
Eighth Amendment to Receivables Sale Agreement, dated as of March 20, 2012, among GE Capital Retail Bank, RFS Holding, Inc., PLT Holding, L.L.C. and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 21, 2012)

10.49
Ninth Amendment to Receivables Sale Agreement, dated as of March 11, 2014, among GE Capital Retail Bank, RFS Holding, Inc., PLT Holding, L.L.C. and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 14, 2014)

10.50
Designation of Removed Accounts and Tenth Amendment to Receivables Sale Agreement, dated as of November 7, 2014, among Synchrony Bank (formerly known as GE Capital Retail Bank), RFS Holding Inc., PLT Holding, L.L.C. and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 14, 2014)

10.51
Eleventh Amendment to Receivables Sale Agreement, dated as of March 3, 2016 among Synchrony Bank (formerly known as GE Capital Retail Bank), RFS Holding Inc., PLT Holding, L.L.C. and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 7, 2016)

10.52
Twelfth Amendment to Receivables Sale Agreement, dated as of April 21, 2017 between Synchrony Bank (formerly known as GE Capital Retail Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on April 26, 2017)

10.53
Thirteenth Amendment to Receivables Sale Agreement, dated as of May 31, 2017 between Synchrony Bank (formerly known as GE Capital Retail Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on June 2, 2017)

10.54
Transfer Agreement, dated as of September 25, 2003, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.12 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.55
Second Amendment to Transfer Agreement, dated as of June 17, 2004, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on July 2, 2004)

10.56
Third Amendment to Transfer Agreement, dated as of November 21, 2004, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 24, 2004)

10.57
Fourth Amendment to Transfer Agreement, dated as of August 31, 2006, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on September 5, 2006)

10.58
Fifth Amendment to Transfer Agreement, dated as of December 21, 2006, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 21, 2006)

10.59
Sixth Amendment to Transfer Agreement, dated as of May 21, 2008, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

10.60
Reassignment of Receivables in Removed Accounts and Seventh Amendment to Transfer Agreement, dated as of December 29, 2008, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 30, 2008)

10.61
Reassignment No. 4 of Receivables in Removed Accounts and Eighth Amendment to Transfer Agreement, dated as of February 26, 2009, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on February 26, 2009)

10.62
Ninth Amendment to Transfer Agreement, dated as of March 31, 2010, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 31, 2010)

10.63
Tenth Amendment to Transfer Agreement, dated as of March 20, 2012, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 21, 2012)

10.64
Eleventh Amendment to Transfer Agreement, dated as of March 3, 2016, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 7, 2016)

10.65
Twelfth Amendment to Transfer Agreement, dated as of February 23, 2017, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on February 28, 2017)

10.66
Thirteenth Amendment to Transfer Agreement, dated as of April 21, 2017, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on April 26, 2017)

10.67
Servicing Agreement, dated as of June 27, 2003, by and among RFS Funding Trust Synchrony Credit Card Master Note Trust and General Electric Capital Corporation, successor to GE Capital Retail Bank (formerly known as Monogram Credit Card Bank of Georgia) (incorporated by reference to Exhibit 4.13 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.68
Servicing Assumption Agreement, dated as of February 7, 2005, by GE Capital Retail Bank (formerly known as GE Money Bank) (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on February 11, 2005)

10.69
First Amendment to Servicing Agreement, dated as of May 22, 2006, between Synchrony Credit Card Master Note Trust and GE Capital Retail Bank (formerly known as GE Money Bank) (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 25, 2006)

10.70
Second Amendment to Servicing Agreement, dated as of June 28, 2007, between Synchrony Credit Card Master Note Trust and GE Capital Retail Bank (formerly known as GE Money Bank) (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on June 28, 2007)

10.71
Instrument of Resignation, Appointment and Acceptance and Third Amendment to Servicing Agreement, dated as of May 22, 2008, by and among Synchrony Credit Card Master Note Trust, GE Capital Retail Bank (formerly known as GE Money Bank) and General Electric Capital Corporation (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

10.72
Fourth Amendment to Servicing Agreement, dated as of July 16, 2014, between Synchrony Credit Card Master Note Trust and General Electric Capital Corporation (incorporated by reference to Exhibit 4.14 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on July 16, 2014)

10.73
Fifth Amendment to Servicing Agreement, dated as of November 24, 2015, between Synchrony Credit Card Master Note Trust and General Electric Capital Corporation (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 25, 2015)

10.74
Sixth Amendment to Servicing Agreement, dated as of April 21, 2017, between Synchrony Credit Card Master Note Trust and Synchrony Financial (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on April 26, 2017)

10.75
Instrument of Resignation, Appointment and Acceptance, dated as of December 2, 2015, by and among Synchrony Credit Card Master Note Trust, General Electric Capital LLC and Synchrony Financial (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 4, 2015)

10.76
Servicer Performance Guaranty, dated as of December 2, 2015, between General Electric Capital LLC and Synchrony Financial (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 4, 2015)

10.77
Administration Agreement, dated as of September 25, 2003, among Synchrony Credit Card Master Note Trust, General Electric Capital Corporation, as Administrator, and The Bank of New York (Delaware), not in its individual capacity but solely as Trustee (incorporated by reference to Exhibit 4.14 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.78
Asset Representations Review Agreement, dated as of March 4, 2016, among Synchrony Bank, RFS Holding, L.L.C., Synchrony Credit Card Master Note Trust, Synchrony Financial and Clayton Fixed Income Services LLC (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 7, 2016)

10.79
First Amendment to Administration Agreement, dated as of May 4, 2009, between Synchrony Credit Card Master Note Trust and General Electric Capital Corporation (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 6, 2009)

10.80
Master Indenture, dated as of February 29, 2012, between GE Sales Finance Master Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.55 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.81
Supplement No. 1 to Master Indenture, dated as of September 19, 2012, between GE Sales Finance Master Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.56 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.82
Supplement No. 2 to Master Indenture, dated as of March 21, 2014, between GE Sales Finance Master Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.57 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.83
Form of Indenture Supplement, between GE Sales Finance Master Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.58 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.84
Form of Loan Agreement, among GE Sales Finance Master Trust, the Lenders party thereto from time to time, and the Lender Group Agents for the Lender Groups party thereto from time to time (incorporated by reference to Exhibit 10.59 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.85†
Amended and Restated Trust Agreement of GE Sales Finance Master Trust, dated as of February 29, 2012, between GE Sales Finance Holding, L.L.C. and BNY Mellon Trust of Delaware (incorporated by reference to Exhibit 10.60 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.86†
Amended and Restated Receivables Participation Agreement, dated as of February 29, 2012, between GE Capital Retail Bank and GEMB Lending Inc. (incorporated by reference to Exhibit 10.61 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.87
First Amendment to Amended and Restated Receivables Participation Agreement, dated as of August 17, 2012, between GE Capital Retail Bank and GEMB Lending Inc. (incorporated by reference to Exhibit 10.62 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.88
Second Amendment to Amended and Restated Receivables Participation Agreement, dated as of August 5, 2013, between GE Capital Retail Bank and GEMB Lending Inc. (incorporated by reference to Exhibit 10.63 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.89
Participation Interest Sale Agreement, dated as of February 29, 2012, between GEMB Lending Inc. and GE Sales Finance Holding, L.L.C. (incorporated by reference to Exhibit 10.64 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.90
First Amendment to Participation Interest Sale Agreement, dated as of September 19, 2012, between GEMB Lending Inc. and GE Sales Finance Holding, L.L.C. (incorporated by reference to Exhibit 10.65 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.91
Second Amendment to Participation Interest Sale Agreement, dated as of March 21, 2014, between GEMB Lending Inc. and GE Sales Finance Holding, L.L.C. (incorporated by reference to Exhibit 10.66 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.92
Transfer Agreement, dated as of February 29, 2012, between GE Sales Finance Holding, L.L.C. and GE Sales Finance Master Trust (incorporated by reference to Exhibit 10.67 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.93
First Amendment to Transfer Agreement, dated as of September 19, 2012, between GE Sales Finance Holding, L.L.C. and GE Sales Finance Master Trust (incorporated by reference to Exhibit 10.68 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.94
Second Amendment to Transfer Agreement, dated as of March 21, 2014, between GE Sales Finance Holding, L.L.C. and GE Sales Finance Master Trust (incorporated by reference to Exhibit 10.69 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.95
Servicing Agreement, dated as of February 29, 2012, between GE Capital Retail Bank and GE Sales Finance Master Trust (incorporated by reference to Exhibit 10.70 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.96
Administration Agreement, dated as of February 29, 2012, between GE Sales Finance Master Trust and GE Capital Retail Bank (incorporated by reference to Exhibit 10.71 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.97
First Amended and Restated Technology Sourcing Agreement, dated as of December 10, 1998, between Retailer Credit Services, Inc. and First Data Resources, Inc., as amended (incorporated by reference to Exhibit 10.72 of Amendment No. 4 to Form S-1 Registration Statement filed by Synchrony Financial on June 27, 2014 (No. 333-194528))

10.98
First Amended and Restated Production Services Agreement, dated as of December 1, 2009, by and between Retailer Credit Services, Inc. and First Data Resources, LLC, as amended (incorporated by reference to Exhibit 10.73 of Amendment No. 4 to Form S-1 Registration Statement filed by Synchrony Financial on June 27, 2014 (No. 333-194528))

10.99
Stock Contribution Agreement, dated as of April 1, 2013, between GE Capital Retail Finance Corporation and GE Consumer Finance, Inc. (incorporated by reference to Exhibit 10.74 of Amendment No. 3 to Form S-1 Registration Statement filed by Synchrony Financial on June 6, 2014 (No. 333-194528))

10.100
Stock Contribution Agreement, dated as of August 5, 2013, between GE Capital Retail Finance Corporation and General Electric Capital Corporation (incorporated by reference to Exhibit 10.75 of Amendment No. 3 to Form S-1 Registration Statement filed by Synchrony Financial on June 6, 2014 (No. 333-194528))

10.101
General Electric Company 2007 Long-Term Incentive Plan (as amended and restated April 25, 2012) (incorporated by reference to Exhibit 99.1 of the Registration Statement on Form S-8 filed by General Electric Company on May 4, 2012 (No. 333-181177))

10.102
Form of Agreement for Stock Option Grants to Executive Officers under the General Electric Company 2007 Long-term Incentive Plan, as amended January 1, 2009 (incorporated by reference to Exhibit 10(n) of the annual report on Form 10-K filed by General Electric Company on February 18, 2009)

10.103
Form of Agreement for Periodic Restricted Stock Unit Grants to Executive Officers under the General Electric Company 2007 Long-term Incentive Plan (incorporated by reference to Exhibit 10.4 of the current report on Form 8-K filed by General Electric Company on April 27, 2007)

10.104
Form of Agreement for Long Term Performance Award Grants to Executive Officers under the General Electric Company 2007 Long-term Incentive Plan (as amended and restated April 25, 2012) (incorporated by reference to Exhibit 10(a) of the quarterly report on Form 10-Q filed by General Electric Company on July 26, 2013)

10.105
General Electric Supplementary Pension Plan, as amended effective January 1, 2011 (incorporated by reference to Exhibit 10(g) of the annual report on Form 10-K filed by General Electric Company on February 25, 2011)

10.106	GE Excess Benefits Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10(k) to the annual report on Form 10-K filed by General Electric Company on February 18, 2009)
10.107
General Electric Leadership Life Insurance Program, effective January 1, 1994 (incorporated by reference to Exhibit 10(r) to the annual report on Form 10-K filed by General Electric Company on March 11, 1994)

10.108
General Electric Supplemental Life Insurance Program, as amended February 8, 1991 (incorporated by reference to Exhibit 10(i) to the annual report on Form 10-K filed by General Electric Company for the fiscal year ended December 31, 1990)

10.109
General Electric 2006 Executive Deferred Salary Plan, as amended January 1, 2009 (incorporated by reference to Exhibit 10(l) to the annual report on Form 10-K filed by General Electric Company on February 18, 2009)

10.110
Amendment to Nonqualified Deferred Compensation Plans, dated as of December 14, 2004 (incorporated by reference to Exhibit 10(w) to the annual report on Form 10-K filed by General Electric Company on March 1, 2005)

10.111
General Electric Financial Planning Program, as amended through September 1993 (incorporated by reference to Exhibit 10(h) to the annual report on Form 10-K filed by General Electric Company on March 11, 1994)

10.112
GE Capital Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.87 of Amendment No. 4 to Form S-1 Registration Statement filed by Synchrony Financial on June 27, 2014 (No. 333-194528))

10.113
Assumption Agreement, dated as of June 20, 2014, by and between General Electric Capital Corporation and Synchrony Financial (incorporated by reference to Exhibit 10.88 of Amendment No. 4 to Form S-1 Registration Statement filed by Synchrony Financial on June 27, 2014 (No. 333-194528))

10.114
Form of Indemnification Agreement for directors, executive officers and key employees (incorporated by reference to Exhibit 10.89 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.115
Sub-Servicing Agreement, dated as of July 30, 2014, between Synchrony Financial and General Electric Capital Corporation (incorporated by reference to Exhibit 10.90 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.116
Synchrony Financial Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.91 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 33-194528))

10.117
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

10.119
Revolving Credit Agreement, dated as of March 29, 1996, between GE Capital Consumer Card Co. (Macy’s) and GECFS, Inc. (Macy’s) (incorporated by reference to Exhibit 10.95 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 333-194528))

10.120
Revolving Credit Agreement, dated as of March 29, 1996, between GE Capital Consumer Card Co. and GECFS, Inc. (Card Services) (incorporated by reference to Exhibit 10.96 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 333-194528))

10.121
Amendment No. 1 to Revolving Credit Agreement, dated as of October 6, 1997, between GE Capital Consumer Card Co. and GECFS, Inc. (Card Services) (incorporated by reference to Exhibit 10.97 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 333-194528))

10.122
Revolving Credit Agreement, dated as of May 1996, between Monogram Credit Card Bank of Georgia and General Electric Capital Corporation (incorporated by reference to Exhibit 10.98 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 333-194528))

10.123
Amendment No. 1 to Revolving Credit Agreement, dated as of April 18, 2003, between Monogram Credit Card Bank of Georgia and General Electric Capital Corporation (incorporated by reference to Exhibit 10.99 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 333-194528))

10.124
Amendment to Revolving Credit Agreements, dated as of October 1, 2008, between GE Money Bank and General Electric Capital Corporation (incorporated by reference to Exhibit 10.100 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 333-194528))

10.125
Amendment to Revolving Credit Agreements, dated as of June 13, 2012, between GE Capital Retail Bank and General Electric Capital Corporation (incorporated by reference to Exhibit 10.101 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 333-194528))

10.126
Letter, dated as of March 20, 2013, from General Electric Capital Corporation to GE Capital Retail Bank relating to revolving credit agreements (incorporated by reference to Exhibit 10.102 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 333-194528))

10.127	Form of Synchrony Financial Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Synchrony Financial on September 22, 2014)
10.128	First Amendment to the Synchrony Financial Deferred Compensation Plan (incorporated by reference to Exhibit 10.109 to 2014 Annual Report on Form 10-K filed by Synchrony Financial on February 23, 2015)
10.129	Form of Restricted Stock Unit and Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.2 to Form 8-K filed by Synchrony Financial on September 22, 2014)
10.130	Form of Synchrony Financial Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Synchrony Financial on December 12, 2014)
10.131	Form of Synchrony Financial Restoration Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Synchrony Financial on May 27, 2015)
10.132	Form of Synchrony Financial Amended and Restated Restoration Plan (incorporated by reference to Exhibit 10.3 to Form 10-Q filed by Synchrony Financial on July 28, 2017)
10.133	Synchrony Financial Executive Severance Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed by Synchrony Financial on May 27, 2015)
10.134	Synchrony Financial Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by Synchrony Financial on July 28, 2017)
10.135	First Amendment to the Synchrony Financial Restoration Plan (incorporated by reference to Exhibit 10.118 to 2015 Annual Report on Form 10-K filed by Synchrony Financial on February 25, 2016)
10.136	Second Amendment to the Synchrony Financial Restoration Plan (incorporated by reference to Exhibit 10.119 to 2015 Annual Report on Form 10-K filed by Synchrony Financial on February 25, 2016)
10.137	Form of Synchrony Financial Change in Control Severance Plan (incorporated by reference to Exhibit 10.3 to Form 8-K filed by Synchrony Financial on May 27, 2015)
10.138	Synchrony Financial Amended and Restated 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by Synchrony Financial on July 28, 2017)
10.139†
Services Agreement, dated as of September 15, 2015, between Retail Finance Servicing, LLC and First Data Resources, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Synchrony Financial on September 15, 2015)

10.140
Letter, dated as of October 19, 2015, delivered by General Electric Capital Corporation and acknowledged and agreed to by General Electric Company and Synchrony Financial(incorporated by reference to Exhibit 10.116 of Form S-4 Registration Statement filed by Synchrony Financial on October 19, 2015 (No. 333-207479))

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
101
The following materials from Synchrony Financial’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Earnings for the years ended December 31, 2017, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Financial Position at December 31, 2017 and 2016, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2017, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements

______________________

*	Filed electronically herewith.

†	Confidential treatment granted to certain portions, which portions have been provided separately to the Securities and Exchange Commission.

ITEM 16. FORM 10-K SUMMARY
None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2017, to be signed on its behalf by the undersigned, and in the capacity indicated, thereunto duly authorized in the City of Stamford and State of Connecticut on the 22nd day of February 2018.

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

Signature	Title	Date

/s/ Margaret M. Keane	Principal Executive Officer Director	February 22, 2018
Margaret M. Keane Director, President and Chief Executive Officer

/s/ Brian D. Doubles	Principal Financial Officer	February 22, 2018
Brian D. Doubles Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

/s/ David P. Melito	Principal Accounting Officer	February 22, 2018
David P. Melito Senior Vice President and Controller

/s/ Paget L. Alves	Director	February 22, 2018
Paget L. Alves

/s/ Arthur W. Coviello, Jr.	Director	February 22, 2018
Arthur W. Coviello, Jr.

/s/ William W. Graylin	Director	February 22, 2018
William W. Graylin

/s/ Roy A. Guthrie	Director	February 22, 2018
Roy A. Guthrie

/s/ Richard C. Hartnack	Director	February 22, 2018
Richard C. Hartnack

/s/ Jeffrey G. Naylor	Director	February 22, 2018
Jeffrey G. Naylor

/s/ Laurel J. Richie	Director	February 22, 2018
Laurel J. Richie

/s/ Olympia J. Snowe	Director	February 22, 2018
Olympia J. Snowe