Form 10-Q
period 2018-03-31
Synchrony Financial
filed 2018-04-26
CIK 1601712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 23, 2018 was 754,756,608.

Synchrony Financial

Certain Defined Terms
Except as the context may otherwise require in this report, references to:

•	“we,” “us,” “our” and the “Company” are to SYNCHRONY FINANCIAL and its subsidiaries;

•	“Synchrony” are to SYNCHRONY FINANCIAL only;

•	“GE” are to General Electric Company and its subsidiaries;

•	the “Bank” are to Synchrony Bank (a subsidiary of Synchrony);

•	the “Board of Directors” are to Synchrony's board of directors;

•	the “Tax Act” are to P.L. 115-97, commonly referred to as the Tax Cuts and Jobs Act, signed into law on December 22, 2017;

•
“Separation” are to Synchrony's separation from GE in November 2015 when Synchrony became a stand-alone savings and loan holding company following the completion of GE's exchange offer, in which GE exchanged shares of GE common stock for all the remaining shares of our common stock it owned; and

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
For a description of certain other terms we use, including “active account” and “purchase volume,” see the notes to “Item 7. Management’s Discussion and Analysis—Results of Operations—Other Financial and Statistical Data” in our Annual Report on Form 10-K for the year ended December 31, 2017 (our “2017 Form 10-K”). There is no standard industry definition for many of these terms, and other companies may define them differently than we do.

“Synchrony” and its logos and other trademarks referred to in this report, including CareCredit®, Quickscreen®, Dual Card™, Synchrony Car Care™ and SyPI™, belong to us. Solely for convenience, we refer to our trademarks in this report without the ™ and ® symbols, but such references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights to our trademarks. Other service marks, trademarks and trade names referred to in this report are the property of their respective owners.
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
Forward-looking statements are based on management’s current expectations and assumptions, and are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, actual results could differ materially from those indicated in these forward-looking statements. Factors that could cause actual results to differ materially include global political, economic, business, competitive, market, regulatory and other factors and risks, such as: the impact of macroeconomic conditions and whether industry trends we have identified develop as anticipated; retaining existing partners and attracting new partners, concentration of our revenue in a small number of Retail Card partners, promotion and support of our products by our partners, and financial performance of our partners; cyber-attacks or other security breaches; higher borrowing costs and adverse financial market conditions impacting our funding and liquidity, and any reduction in our credit ratings; our ability to grow our deposits in the future; our ability to securitize our loan receivables, occurrence of an early amortization of our securitization facilities, loss of the right to service or subservice our securitized loan receivables, and lower payment rates on our securitized loan receivables; changes in market interest rates and the impact of any margin compression; effectiveness of our risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, our ability to manage our credit risk, the sufficiency of our allowance for loan losses and the accuracy of the assumptions or estimates used in preparing our financial statements; our ability to offset increases in our costs in retailer share arrangements; competition in the consumer finance industry; our concentration in the U.S. consumer credit market; our ability to successfully develop and commercialize new or enhanced products and services; our ability to realize the value of acquisitions and strategic investments; reductions in interchange fees; fraudulent activity; failure of third-parties to provide various services that are important to our operations; disruptions in the operations of our computer systems and data centers; international risks and compliance and regulatory risks and costs associated with international operations; alleged infringement of intellectual property rights of others and our ability to protect our intellectual property; litigation and regulatory actions; damage to our reputation; our ability to attract, retain and motivate key officers and employees; tax legislation initiatives or challenges to our tax positions and/or interpretations and state sales tax rules and regulations; a material indemnification obligation to GE under the Tax Sharing and Separation Agreement with GE if we cause the split-off from GE or certain preliminary transactions to fail to qualify for tax-free treatment or in the case of certain significant transfers of our stock following the split-off; regulation, supervision, examination and enforcement of our business by governmental authorities, the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the impact of the Consumer Financial Protection Bureau's (the “CFPB”) regulation of our business; impact of capital adequacy rules and liquidity requirements; restrictions that limit our ability to pay dividends and repurchase our common stock and restrictions that limit the Bank’s ability to pay dividends to us; regulations relating to privacy, information security and data protection; use of third-party vendors and ongoing third-party business relationships; and failure to comply with anti-money laundering and anti-terrorism financing laws.
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this report and in our public filings, including under the heading “Risk Factors” in our 2017 Form 10-K. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties, or potentially inaccurate assumptions that could cause our current expectations or beliefs to change. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by the federal securities laws.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report and in our 2017 Form 10-K. The discussion below contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations. See “Cautionary Note Regarding Forward-Looking Statements.”
Introduction and Business Overview
____________________________________________________________________________________________
We are a premier consumer financial services company delivering customized financing programs across key industries including retail, health, auto, travel and home, along with award-winning consumer banking products. We provide a range of credit products through our financing programs which we have established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” For the three months ended March 31, 2018, we financed $29.6 billion of purchase volume and had 71.3 million average active accounts. At March 31, 2018, we had $77.9 billion of loan receivables.
We offer our credit products primarily through our wholly-owned subsidiary, the Bank. In addition, through the Bank, we offer, directly to retail and commercial customers, a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”), including certificates of deposit, individual retirement accounts (“IRAs”), money market accounts and savings accounts. We also take deposits at the Bank through third-party securities brokerage firms that offer our FDIC-insured deposit products to their customers. We have significantly expanded our online direct banking operations in recent years and our deposit base serves as a source of stable and diversified low cost funding for our credit activities. At March 31, 2018, we had $56.6 billion in deposits, which represented 73% of our total funding sources.
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
CareCredit
CareCredit is a leading provider of promotional financing to consumers for health and personal care procedures, products or services. We have a network of CareCredit providers and health-focused retailers, the vast majority of which are individual or small groups of independent healthcare providers, through which we offer a CareCredit branded private label credit card and our CareCredit Dual Card offering. Substantially all of the credit extended in this platform is promotional financing. CareCredit’s revenue primarily consists of interest and fees on our loan receivables, including merchant discounts.

Our Credit Products
____________________________________________________________________________________________
Through our platforms, we offer three principal types of credit products: credit cards, commercial credit products and consumer installment loans. We also offer a debt cancellation product.
The following table sets forth each credit product by type and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at March 31, 2018.

		Promotional Offer
Credit Product	Standard Terms Only	Deferred Interest	Other Promotional	Total
Credit cards	66.6%	15.4%	14.4%	96.4%
Commercial credit products	1.6	—	—	1.6
Consumer installment loans	—	—	2.0	2.0
Other	—	—	—	—
Total	68.2%	15.4%	16.4%	100.0%
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

•
Dual Cards and General Purpose Co-Brand Cards. Our patented Dual Cards are credit cards that function as private label credit cards when used to purchase goods and services from our partners and as general purpose credit cards when used elsewhere. We also offer general purpose co-branded credit cards that do not function as private label cards. Credit extended under our Dual Cards and general purpose co-branded credit cards typically is extended under standard terms only. Dual Cards and general purpose co-branded credit cards are primarily offered through our Retail Card platform. At March 31, 2018, we offered these credit cards through 21 of our 29 ongoing Retail Card programs, of which the majority are Dual Cards.

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

Business Trends and Conditions
____________________________________________________________________________________________
We believe our business and results of operations will be impacted in the future by various trends and conditions. For a discussion of certain trends and conditions, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Trends and Conditions” in our 2017 Form 10-K. For a discussion of how certain trends and conditions impacted the three months ended March 31, 2018, see “—Results of Operations.”
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
The seasonal trends discussed above are most evident between the fourth quarter and the first quarter of the following year. Loan receivables decreased by $4.1 billion, or 5.0%, to $77.9 billion at March 31, 2018 compared to December 31, 2017, and our allowance for loan losses as a percentage of total loan receivables increased to 7.37% at March 31, 2018, from 6.80% at December 31, 2017, primarily reflecting the effects of these trends. Past due balances declined to $3.5 billion at March 31, 2018 from $3.8 billion at December 31, 2017, primarily due to collections from customers that were previously delinquent. The increase in the allowance for loan losses as a percentage of loan receivables at March 31, 2018 compared to December 31, 2017, despite a decrease in our past due balances, primarily reflects these same seasonal trends.

Results of Operations
____________________________________________________________________________________________
Highlights for the Three Months Ended March 31, 2018
Below are highlights of our performance for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, as applicable, except as otherwise noted.

•
Net earnings increased 28.3% to $640 million for the three months ended March 31, 2018, driven by higher net interest income and lower provision for income taxes, partially offset by increases in other expense and provision for loan losses.

•	Loan receivables increased 6.1% to $77,853 million at March 31, 2018 compared to March 31, 2017, primarily driven by higher purchase volume and average active account growth.

•	Net interest income increased 7.1% to $3,842 million for the three months ended March 31, 2018, primarily due to higher average loan receivables.

•
Retailer share arrangements increased 5.3% to $720 million for the three months ended March 31, 2018, primarily as a result of growth and yield improvement of the programs in which we have retailer share arrangements, partially offset by higher program expenses.

•
Over-30 day loan delinquencies as a percentage of period-end loan receivables increased 27 basis points to 4.52% at March 31, 2018 from 4.25% at March 31, 2017, and net charge-off rate increased 81 basis points to 6.14% for the three months ended March 31, 2018.

•
Provision for loan losses increased by $56 million, or 4.3%, for the three months ended March 31, 2018, primarily due to higher net charge-offs, partially offset by a lower loan loss reserve build. Our allowance coverage ratio (allowance for loan losses as a percent of end of period loan receivables) increased to 7.37% at March 31, 2018, as compared to 6.37% at March 31, 2017.

•	Other expense increased by $80 million, or 8.8%, for the three months ended March 31, 2018, primarily driven by business growth and marketing investments.

•	Provision for income taxes decreased by $76 million, or 26.9%, for the three months ended March 31, 2018, primarily due to the reduction in the corporate tax rate included in the Tax Act.

•
At March 31, 2018, deposits represented 73% of our total funding sources. Total deposits remained relatively flat at $56.6 billion at March 31, 2018, compared to December 31, 2017, driven primarily by growth in our direct deposits of 5.4% to $45.0 billion, offset by a reduction in our brokered deposits.

•	During the three months ended March 31, 2018, we repurchased $410 million of our outstanding common stock, and declared and paid cash dividends of $0.15 per share, or $114 million.
New and Extended Partner Agreements during the three months ended March 31, 2018

•	We announced our new partnership with Crate and Barrel in our Retail Card sales platform.

•
We extended our Payment Solutions program agreements with American Signature Furniture, Briggs & Stratton and Nationwide Marketing Group and announced our new partnership with Mahindra. In April 2018, we also announced our program with jtv.

•	In our CareCredit sales platform, we expanded our network to include American Med Spa Association, the Spa Industry Association and the American Veterinary Medical Association.

Summary Earnings
The following table sets forth our results of operations for the periods indicated.

	Three months ended March 31,
($ in millions)	2018	2017
Interest income	$4,244	$3,913
Interest expense	402	326
Net interest income	3,842	3,587
Retailer share arrangements	(720)	(684)
Net interest income, after retailer share arrangements	3,122	2,903
Provision for loan losses	1,362	1,306
Net interest income, after retailer share arrangements and provision for loan losses	1,760	1,597
Other income	75	93
Other expense	988	908
Earnings before provision for income taxes	847	782
Provision for income taxes	207	283
Net earnings	$640	$499

Other Financial and Statistical Data
The following table sets forth certain other financial and statistical data for the periods indicated.

	At and for the
	Three months ended March 31,
($ in millions)	2018	2017
Financial Position Data (Average):
Loan receivables, including held for sale	$79,090	$74,132
Total assets	$95,707	$89,468
Deposits	$56,656	$52,069
Borrowings	$21,205	$20,081
Total equity	$14,276	$14,323
Selected Performance Metrics:
Purchase volume(1)	$29,626	$28,880
Retail Card	$23,382	$22,952
Payment Solutions	$3,823	$3,686
CareCredit	$2,421	$2,242
Average active accounts (in thousands)(2)	71,323	69,629
Net interest margin(3)	16.05%	16.18%
Net charge-offs	$1,198	$974
Net charge-offs as a % of average loan receivables, including held for sale	6.14%	5.33%
Allowance coverage ratio(4)	7.37%	6.37%
Return on assets(5)	2.7%	2.3%
Return on equity(6)	18.2%	14.1%
Equity to assets(7)	14.92%	16.01%
Other expense as a % of average loan receivables, including held for sale	5.07%	4.97%
Efficiency ratio(8)	30.9%	30.3%
Effective income tax rate	24.4%	36.2%
Selected Period-End Data:
Loan receivables	$77,853	$73,350
Allowance for loan losses	$5,738	$4,676
30+ days past due as a % of period-end loan receivables(9)	4.52%	4.25%
90+ days past due as a % of period-end loan receivables(9)	2.28%	2.06%
Total active accounts (in thousands)(2)	68,891	67,905
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

	2018			2017
Three months ended March 31 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$12,434	$47	1.53%	$10,552	$21	0.81%
Securities available for sale	5,584	25	1.82%	5,213	15	1.17%
Loan receivables(3):
Credit cards, including held for sale	76,181	4,099	21.82%	71,365	3,811	21.66%
Consumer installment loans	1,572	36	9.29%	1,389	32	9.34%
Commercial credit products	1,286	36	11.35%	1,317	34	10.47%
Other	51	1	NM	61	—	—%
Total loan receivables	79,090	4,172	21.39%	74,132	3,877	21.21%
Total interest-earning assets	97,108	4,244	17.72%	89,897	3,913	17.65%
Non-interest-earning assets:
Cash and due from banks	1,197			802
Allowance for loan losses	(5,608)			(4,408)
Other assets	3,010			3,177
Total non-interest-earning assets	(1,401)			(429)
Total assets	$95,707			$89,468
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$56,356	$249	1.79%	$51,829	$194	1.52%
Borrowings of consolidated securitization entities	12,410	74	2.42%	12,321	65	2.14%
Senior unsecured notes	8,795	79	3.64%	7,760	67	3.50%
Total interest-bearing liabilities	77,561	402	2.10%	71,910	326	1.84%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	300			240
Other liabilities	3,570			2,995
Total non-interest-bearing liabilities	3,870			3,235
Total liabilities	81,431			75,145
Equity
Total equity	14,276			14,323
Total liabilities and equity	$95,707			$89,468
Interest rate spread(4)			15.62%			15.81%
Net interest income		$3,842			$3,587
Net interest margin(5)			16.05%			16.18%

______________________

(1)	Average yields/rates are based on total interest income/expense over average balances.

(2)	Includes average restricted cash balances of $771 million and $694 million for the three months ended March 31, 2018 and 2017, respectively.

(3)	Interest income on loan receivables includes fees on loans of $644 million and $628 million for the three months ended March 31, 2018 and 2017, respectively.

(4)	Interest rate spread represents the difference between the yield on total interest-earning assets and the rate on total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

For a summary description of the composition of our key line items included in our Statements of Earnings, see Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Form 10-K.
Interest Income
Interest income increased by $331 million, or 8.5%, for the three months ended March 31, 2018 driven primarily by growth in our average loan receivables.
Average interest-earning assets

Three months ended March 31 ($ in millions)	2018	%	2017	%
Loan receivables, including held for sale	$79,090	81.4%	$74,132	82.5%
Liquidity portfolio and other	18,018	18.6%	15,765	17.5%
Total average interest-earning assets	$97,108	100.0%	$89,897	100.0%

The increase in average loan receivables of 6.7% for the three months ended March 31, 2018 was driven primarily by higher purchase volume of 2.6% and average active account growth of 2.4%.
Average active accounts increased 2.4% to 71.3 million for the three months ended March 31, 2018, and the average balance per active account increased 4.2%.
Yield on average interest-earning assets
The yield on average interest-earning assets increased for the three months ended March 31, 2018, primarily due to an increase in the yield on our average loan receivables of 18 basis points to 21.39%, partially offset by a decrease in the percentage of interest-earning assets attributable to loan receivables for the three months ended March 31, 2018. The decrease was driven primarily by higher liquidity related to the pre-funding strategy for the PayPal credit portfolio acquisition.
Interest Expense
Interest expense increased by $76 million, or 23.3%, for the three months ended March 31, 2018, primarily driven by higher cost of funds and the growth in our deposit liabilities. Our cost of funds increased to 2.10% for the three months ended March 31, 2018, compared to 1.84% for the three months ended March 31, 2017, due to higher benchmark interest rates, increased competition for retail deposits and the pre-funding strategy for the PayPal credit portfolio acquisition.
Average interest-bearing liabilities

Three months ended March 31 ($ in millions)	2018	%	2017	%
Interest-bearing deposit accounts	$56,356	72.7%	$51,829	72.1%
Borrowings of consolidated securitization entities	12,410	16.0%	12,321	17.1%
Third-party debt	8,795	11.3%	7,760	10.8%
Total average interest-bearing liabilities	$77,561	100.0%	$71,910	100.0%

The increase in average interest-bearing liabilities for the three months ended March 31, 2018 was driven primarily by growth in our direct deposits.
Net Interest Income
Net interest income increased by $255 million, or 7.1%, for the three months ended March 31, 2018, primarily driven by higher average loan receivables.

Retailer Share Arrangements
Retailer share arrangements increased by $36 million, or 5.3%, for the three months ended March 31, 2018, driven primarily by growth and yield improvement of the programs in which we have retailer share arrangements, partially offset by higher program expenses.
Provision for Loan Losses
Provision for loan losses increased by $56 million, or 4.3%, for the three months ended March 31, 2018, primarily due to higher net charge-offs, partially offset by a lower loan loss reserve build.
Our allowance coverage ratio increased to 7.37% at March 31, 2018, as compared to 6.37% at March 31, 2017, reflecting the increase in forecasted losses inherent in our loan portfolio.
Other Income

	Three months ended March 31,
($ in millions)	2018	2017
Interchange revenue	$158	$145
Debt cancellation fees	66	68
Loyalty programs	(155)	(137)
Other	6	17
Total other income	$75	$93
Other income decreased by $18 million, or 19.4%, for the three months ended March 31, 2018, primarily due to higher loyalty costs, partially offset by increased interchange revenue driven by increased purchase volume outside of our retail partners' sales channels.

Other Expense

	Three months ended March 31,
($ in millions)	2018	2017
Employee costs	$358	$323
Professional fees	166	151
Marketing and business development	121	94
Information processing	104	90
Other	239	250
Total other expense	$988	$908
Other expense increased by $80 million, or 8.8%, for the three months ended March 31, 2018, primarily due to increases in employee costs and marketing and business development, as well as increases in professional fees and information processing.
The increase in employee costs was primarily due to new employees added to support the continued growth of the business. Marketing and business development expense increased primarily due to strategic investments in our sales platforms and increased marketing on retail deposits. Information processing costs and professional fees increased primarily due to both business growth and technology investments.

Provision for Income Taxes

	Three months ended March 31,
($ in millions)	2018	2017
Effective tax rate	24.4%	36.2%
Provision for income taxes	$207	$283
The effective tax rate for the three months ended March 31, 2018 decreased compared to the same period in the prior year primarily due to the reduction in the corporate tax rate from 35% to 21%. In each period the effective tax rate differs from the applicable U.S. federal statutory rate primarily due to state income taxes.
Platform Analysis
As discussed above under “—Our Sales Platforms,” we offer our products through three sales platforms (Retail Card, Payment Solutions and CareCredit), which management measures based on their revenue-generating activities. The following is a discussion of certain supplemental information for the three months ended March 31, 2018, for each of our sales platforms.
Retail Card

	Three months ended March 31,
($ in millions)	2018	2017
Purchase volume	$23,382	$22,952
Period-end loan receivables	$52,531	$49,905
Average loan receivables	$53,673	$50,644
Average active accounts (in thousands)	55,927	55,049

Interest and fees on loans	$3,096	$2,888
Retailer share arrangements	$(714)	$(681)
Other income	$65	$77
Retail Card interest and fees on loans increased by $208 million, or 7.2%, for the three months ended March 31, 2018. The increase was primarily the result of growth in average loan receivables.
Retailer share arrangements increased by $33 million, or 4.8%, for the three months ended March 31, 2018, primarily as a result of the factors discussed under the heading “Retailer Share Arrangements” above.
Other income decreased by $12 million, or 15.6%, for the three months ended March 31, 2018, primarily as a result of the factors discussed under the heading “Other Income” above.

Payment Solutions

	Three months ended March 31,
($ in millions)	2018	2017
Purchase volume	$3,823	$3,686
Period-end loan receivables	$16,513	$15,320
Average loan receivables	$16,629	$15,424
Average active accounts (in thousands)	9,545	9,090

Interest and fees on loans	$562	$515
Retailer share arrangements	$(4)	$(1)
Other income	$2	$4
Payment Solutions interest and fees on loans increased by $47 million, or 9.1%, for the three months ended March 31, 2018. The increase was primarily driven by growth in average loan receivables.
CareCredit

	Three months ended March 31,
($ in millions)	2018	2017
Purchase volume	$2,421	$2,242
Period-end loan receivables	$8,809	$8,125
Average loan receivables	$8,788	$8,064
Average active accounts (in thousands)	5,851	5,490

Interest and fees on loans	$514	$474
Retailer share arrangements	$(2)	$(2)
Other income	$8	$12
CareCredit interest and fees on loans increased by $40 million, or 8.4%, for the three months ended March 31, 2018. The increase was primarily driven by growth in average loan receivables.
Debt Securities
____________________________________________________________________________________________
The following discussion provides supplemental information regarding our debt securities portfolio. All of our debt securities are classified as available-for-sale at March 31, 2018 and December 31, 2017, and are held to meet our liquidity objectives and to comply with the Community Reinvestment Act. Debt securities classified as available-for-sale are reported in our Condensed Consolidated Statements of Financial Position at fair value.

The following table sets forth the amortized cost and fair value of our portfolio of debt securities at the dates indicated:

	At March 31, 2018		At December 31, 2017
($ in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
U.S. government and federal agency	$3,361	$3,352	$2,419	$2,416
State and municipal	42	42	44	44
Residential mortgage-backed	1,239	1,194	1,258	1,231
Asset-backed	1,672	1,669	781	780
U.S. corporate debt	2	2	2	2
Total	$6,316	$6,259	$4,504	$4,473
Unrealized gains and losses, net of the related tax effects, on available-for-sale debt securities that are not other-than-temporarily impaired are excluded from earnings and are reported as a separate component of comprehensive income (loss) until realized. At March 31, 2018, our debt securities had gross unrealized gains of $1 million and gross unrealized losses of $58 million. At December 31, 2017, our debt securities had gross unrealized gains of $1 million and gross unrealized losses of $32 million.
Our debt securities portfolio had the following maturity distribution at March 31, 2018.

($ in millions)	Due in 1 Year or Less	Due After 1 through 5 Years	Due After 5 through 10 Years	Due After 10 years	Total
U.S. government and federal agency	$2,885	$467	$—	$—	$3,352
State and municipal	—	—	2	40	42
Residential mortgage-backed	—	—	56	1,138	1,194
Asset-backed	1,083	586	—	—	1,669
U.S. corporate debt	2	—	—	—	2
Total(1)	$3,970	$1,053	$58	$1,178	$6,259
Weighted average yield(2)	1.8%	2.0%	2.8%	2.8%	2.0%
______________________

(1)	Amounts stated represent estimated fair value.

(2)	Weighted average yield is calculated based on the amortized cost of each security. In calculating yield, no adjustment has been made with respect to any tax-exempt obligations.
At March 31, 2018, we did not hold investments in any single issuer with an aggregate book value that exceeded 10% of equity, excluding obligations of the U.S. government.

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

($ in millions)	At March 31, 2018	(%)	At December 31, 2017	(%)
Loans
Credit cards	$74,952	96.4%	$79,026	96.5%
Consumer installment loans	1,590	2.0	1,578	1.9
Commercial credit products	1,275	1.6	1,303	1.6
Other	36	—	40	—
Total loans	$77,853	100.0%	$81,947	100.0%
Loan receivables decreased by $4,094 million, or 5.0%, at March 31, 2018 compared to December 31, 2017, primarily driven by the seasonality of our business.
Loan receivables increased by $4,503 million, or 6.1%, at March 31, 2018 compared to March 31, 2017, primarily driven by higher purchase volume and average active account growth.
Our loan receivables portfolio had the following geographic concentration at March 31, 2018.

($ in millions)	Loan Receivables Outstanding	% of Total Loan Receivables Outstanding
State
Texas	$8,027	10.3%
California	$7,966	10.2%
Florida	$6,529	8.4%
New York	$4,326	5.6%
Pennsylvania	$3,238	4.2%
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

($ in millions)	At March 31, 2018	At December 31, 2017
Non-accrual loan receivables	$4	$5
Loans contractually 90 days past-due and still accruing interest	1,772	1,864
Earning TDRs(1)	969	940
Non-accrual, past-due and restructured loan receivables	$2,745	$2,809
______________________

(1)
At March 31, 2018 and December 31, 2017, balances exclude $110 million and $103 million, respectively, of TDRs which are included in loans contractually 90 days past-due and still accruing interest on the balance. See Note 4. Loan Receivables and Allowance for Loan Losses to our condensed consolidated financial statements for additional information on the financial effects of TDRs for the three months ended March 31, 2018 and 2017.

	Three months ended March 31,
($ in millions)	2018	2017
Gross amount of interest income that would have been recorded in accordance with the original contractual terms	$62	$51
Interest income recognized	12	12
Total interest income foregone	$50	$39
Delinquencies
Over-30 day loan delinquencies as a percentage of period-end loan receivables increased to 4.52% at March 31, 2018 from 4.25% at March 31, 2017, and decreased from 4.67% at December 31, 2017. The 27 basis point increase compared to the same period in the prior year was primarily driven by the factors discussed in "Business Trends and Conditions — Asset Quality" in our 2017 Form 10-K. The decrease as compared to December 31, 2017 was primarily driven by the seasonality of our business, partially offset by the various factors referenced above.
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
The table below sets forth the ratio of net charge-offs to average loan receivables, including held for sale, for the periods indicated.

	Three months ended March 31,
	2018	2017
Ratio of net charge-offs to average loan receivables, including held for sale	6.14%	5.33%

Allowance for Loan Losses
The allowance for loan losses totaled $5,738 million at March 31, 2018, compared with $5,574 million at December 31, 2017 and $4,676 million at March 31, 2017, representing our best estimate of probable losses inherent in the portfolio. Our allowance for loan losses as a percentage of total loan receivables increased to 7.37% at March 31, 2018, from 6.80% at December 31, 2017 and 6.37% at March 31, 2017, which reflects the increase in forecasted net charge-offs over the next twelve months. The increase from December 31, 2017 also includes the effects of the seasonality of our business. See "Business Trends and Conditions — Asset Quality" in our 2017 Form 10-K for discussion of the various factors that contribute to forecasted net charge-offs over the next twelve months.
The following tables provide changes in our allowance for loan losses for the periods presented:

($ in millions)	Balance at January 1, 2018	Provision charged to operations	Gross charge-offs	Recoveries	Balance at March 31, 2018

Credit cards	$5,483	$1,334	$(1,372)	$195	$5,640
Consumer installment loans	40	16	(15)	4	45
Commercial credit products	50	12	(12)	2	52
Other	1	—	—	—	1
Total	$5,574	$1,362	$(1,399)	$201	$5,738

($ in millions)	Balance at January 1, 2017	Provision charged to operations	Gross charge-offs	Recoveries	Balance at March 31, 2017

Credit cards	$4,254	$1,278	$(1,184)	$237	$4,585
Consumer installment loans	37	13	(14)	4	40
Commercial credit products	52	15	(18)	1	50
Other	1	—	—	—	$1
Total	$4,344	$1,306	$(1,216)	$242	$4,676

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
Funding Sources
Our primary funding sources include cash from operations, deposits (direct and brokered deposits), securitized financings and third-party debt.
The following table summarizes information concerning our funding sources during the periods indicated:

	2018			2017
Three months ended March 31 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$56,356	72.7%	1.8%	$51,829	72.1%	1.5%
Securitized financings	12,410	16.0	2.4	12,321	17.1	2.1
Senior unsecured notes	8,795	11.3	3.6	7,760	10.8	3.5
Total	$77,561	100.0%	2.1%	$71,910	100.0%	1.8%

______________________

(1)
Excludes $300 million and $240 million average balance of non-interest-bearing deposits for the three months ended March 31, 2018 and 2017, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the three months ended March 31, 2018 and 2017.

Deposits
We obtain deposits directly from retail and commercial customers (“direct deposits”) or through third-party brokerage firms that offer our deposits to their customers (“brokered deposits”). At March 31, 2018, we had $45.0 billion in direct deposits and $11.6 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger that channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to continue to expand our direct deposits base as a source of stable and diversified low cost funding.
Our direct deposits include a range of FDIC-insured deposit products, including certificates of deposit, IRAs, money market accounts and savings accounts.
Brokered deposits are primarily from retail customers of large brokerage firms. We have relationships with 10 brokers that offer our deposits through their networks. Our brokered deposits consist primarily of certificates of deposit that bear interest at a fixed rate and at March 31, 2018, had a weighted average remaining life of 3.0 years. These deposits generally are not subject to early withdrawal.
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
The following table summarizes certain information regarding our interest-bearing deposits by type (all of which constitute U.S. deposits) for the periods indicated:

Three months ended March 31 ($ in millions)	2018			2017
	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$26,025	46.2%	1.7%	$21,235	41.0%	1.5%
Savings accounts (including money market accounts)	17,813	31.6	1.5	17,345	33.5	1.0
Brokered deposits	12,518	22.2	2.4	13,249	25.5	2.1
Total interest-bearing deposits	$56,356	100.0%	1.8%	$51,829	100.0%	1.5%

Our deposit liabilities provide funding with maturities ranging from one day to ten years. At March 31, 2018, the weighted average maturity of our interest-bearing time deposits was 1.6 years. See Note 7. Deposits to our condensed consolidated financial statements for more information on their maturities.

The following table summarizes deposits by contractual maturity at March 31, 2018.

($ in millions)	3 Months or Less	Over 3 Months but within 6 Months	Over 6 Months but within 12 Months	Over 12 Months	Total
U.S. deposits (less than $100,000)(1)	$7,663	$1,106	$5,063	$9,570	$23,402
U.S. deposits ($100,000 or more)
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	2,391	1,646	7,713	5,607	17,357
Savings accounts (including money market accounts)	14,033	—	—	—	14,033
Brokered deposits:
Sweep accounts	1,778	—	—	—	1,778
Total	$25,865	$2,752	$12,776	$15,177	$56,570
______________________

(1)	Includes brokered certificates of deposit for which underlying individual deposit balances are assumed to be less than $100,000.
Securitized Financings
We have been engaged in the securitization of our credit card receivables since 1997. We access the asset-backed securitization market using the Synchrony Credit Card Master Note Trust (“SYNCT”) through which we issue asset-backed securities through both public transactions and private transactions funded by financial institutions and commercial paper conduits. In addition, we issue asset-backed securities in private transactions through the Synchrony Sales Finance Master Trust (“SFT”) and the Synchrony Card Issuance Trust (“SYNIT”).
The following table summarizes expected contractual maturities of the investors’ interests in securitized financings, excluding debt premiums, discounts and issuance costs at March 31, 2018.

($ in millions)	Less Than One Year	One Year Through Three Years	After Three Through Five Years	After Five Years	Total
Scheduled maturities of long-term borrowings—owed to securitization investors:
SYNCT(1)	$2,528	$3,957	$1,590	$—	$8,075
SFT	—	2,850	—	—	2,850
SYNIT	—	1,300	—	—	1,300
Total long-term borrowings—owed to securitization investors	$2,528	$8,107	$1,590	$—	$12,225
______________________

(1)	Excludes subordinated classes of SYNCT notes that we own.
We retain exposure to the performance of trust assets through: (i) in the case of SYNCT, SFT and SYNIT, subordinated retained interests in the receivables transferred to the trust in excess of the principal amount of the notes for a given series to provide credit enhancement for a particular series, as well as a pari passu seller’s interest in each trust and (ii) in the case of SYNCT, subordinated classes of notes that we own.

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
The following table summarizes for each of our trusts the three-month rolling average excess spread at March 31, 2018.

	Note Principal Balance ($ in millions)	# of Series Outstanding	Three-Month Rolling Average Excess Spread(1)
SYNCT(2)	$9,331	16	~14.4% to 15.5%
SFT	$2,850	10	12.4%
SYNIT	$1,300	3	~20.1% to 21.2%
______________________

(1)
Represents the excess spread (generally calculated as interest income collected from the applicable pool of loan receivables less applicable net charge-offs, interest expense and servicing costs, divided by the aggregate principal amount of loan receivables in the applicable pool) for each trust (or, in the case of SYNCT, represents a range of the excess spreads relating to the particular series issued within the trust), in each case calculated in accordance with the applicable trust or series documentation, for the three securitization monthly periods ended March 31, 2018.

(2)	Includes subordinated classes of SYNCT notes that we own.

Third-Party Debt
Senior Unsecured Notes
The following table provides a summary of our outstanding senior unsecured notes at March 31, 2018.

($ in millions)	Maturity	Principal Amount Outstanding(1)
Fixed rate senior unsecured notes:
Synchrony Financial
2.600% senior unsecured notes	January, 2019	$1,000
3.000% senior unsecured notes	August, 2019	1,100
2.700% senior unsecured notes	February, 2020	750
3.750% senior unsecured notes	August, 2021	750
4.250% senior unsecured notes	August, 2024	1,250
4.500% senior unsecured notes	July, 2025	1,000
3.700% senior unsecured notes	August, 2026	500
3.950% senior unsecured notes	December, 2027	1,000
Synchrony Bank
3.000% senior unsecured notes	June, 2022	750
Total fixed rate senior unsecured notes		$8,100

Floating rate senior unsecured notes:
Synchrony Financial
Three-month LIBOR plus 1.23% senior unsecured notes	February, 2020	250
Synchrony Bank
Three-month LIBOR plus 0.625% senior unsecured notes	March, 2020	500
Total floating rate senior unsecured notes		$750
______________________

(1)	The amounts shown exclude unamortized debt discount, premiums and issuance cost.
At March 31, 2018, the aggregate amount of outstanding senior unsecured notes was $8.8 billion and the weighted average interest rate was 3.48%.
Short-Term Borrowings
Except as described above, there were no material short-term borrowings for the periods presented.
Other
At March 31, 2018, we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
Covenants
The indenture pursuant to which our senior unsecured notes have been issued includes various covenants. If we do not satisfy any of these covenants, the maturity of amounts outstanding thereunder may be accelerated and become payable. We were in compliance with all of these covenants at March 31, 2018.
At March 31, 2018, we were not in default under any of our credit facilities or senior unsecured notes.

Credit Ratings
Our borrowing costs and capacity in certain funding markets, including securitizations and senior and subordinated debt, may be affected by the credit ratings of the Company, the Bank and the ratings of our asset-backed securities.
Synchrony's senior unsecured debt is rated BBB- (stable outlook) by Fitch and BBB- (stable outlook) by S&P. The Bank’s senior unsecured debt is rated BBB- (stable outlook) by Fitch and BBB (stable outlook) by S&P. In addition, certain of the asset-backed securities issued by SYNCT are rated by Fitch, S&P and/or Moody’s. A credit rating is not a recommendation to buy, sell or hold securities, may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. Downgrades in these credit ratings could materially increase the cost of our funding from, and restrict our access to, the capital markets.
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
We maintain a liquidity portfolio, which at March 31, 2018 had $18.6 billion of liquid assets, primarily consisting of cash and equivalents and short-term obligations of the U.S. Treasury, less cash in transit which is not considered to be liquid, compared to $15.1 billion of liquid assets at December 31, 2017. The increase in liquid assets was primarily due to the retention of excess cash flows from operations within our Company as part of our pre-funding strategy for the PayPal credit portfolio acquisition.
As additional sources of liquidity, at March 31, 2018, we had an aggregate of $5.5 billion of undrawn committed capacity on our securitized financings, subject to customary borrowing conditions, from private lenders under our securitization programs and $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders, and we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
As a general matter, investments included in our liquidity portfolio are expected to be highly liquid, giving us the ability to readily convert them to cash. The level and composition of our liquidity portfolio may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.
We rely significantly on dividends and other distributions and payments from the Bank for liquidity; however, bank regulations, contractual restrictions and other factors limit the amount of dividends and other distributions and payments that the Bank may pay to us. For a discussion of regulatory restrictions on the Bank’s ability to pay dividends, see “Item 1A. Risk Factors—Risks Relating to Regulation—We are subject to restrictions that limit our ability to pay dividends and repurchase our common stock; the Bank is subject to restrictions that limit its ability to pay dividends to us, which could limit our ability to pay dividends, repurchase our common stock or make payments on our indebtedness” and “Item 1A. Business—Regulation—Savings Association Regulation—Dividends and Stock Repurchases” in our 2017 Form 10-K.

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
Synchrony and the Bank are required to conduct stress tests on an annual basis. Under the Office of the Comptroller of the Currency of the U.S. Treasury's (the “OCC”) and the Federal Reserve Board's stress test regulations, the Bank and Synchrony are required to use stress-testing methodologies providing for results under various scenarios of economic and financial market stress. In addition, while as a savings and loan holding company and a financial holding company, we currently are not subject to the Federal Reserve Board's capital planning rule, we submitted a capital plan to the Federal Reserve Board in 2018.
Dividend and Share Repurchases

Cash Dividends Declared	Month of Payment	Amount per Common Share	Amount
($ in millions, except per share data)
Three months ended March 31, 2018	February 2018	$0.15	$114
Total dividends declared		$0.15	$114

The declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board and will depend on many factors. For a discussion of regulatory and other restrictions on our ability to pay dividends and repurchase stock, see “Risk Factors—Risks Relating to Regulation—We are subject to restrictions that limit its ability to pay dividends and repurchase its common stock; the Bank is subject to restrictions that limit its ability to pay dividends to Synchrony, which could limit Synchrony's ability to pay dividends, repurchase its common stock or make payments on its indebtedness” in our 2017 Form 10-K.

Shares Repurchased Under Publicly Announced Programs	Total Number of Shares Purchased	Dollar Value of Share Purchased

($ and shares in millions)
Three months ended March 31, 2018	10.4	$410
Total	10.4	$410

On May 18, 2017, the Company approved a share repurchase program of up to $1.64 billion through June 30, 2018. Through the end of the first quarter of 2018, we have repurchased approximately $1.43 billion of common stock as part of the share repurchase program and expect to complete the share repurchase program by the end of the second quarter of 2018. We made, and expect to continue to make, share repurchases subject to market conditions and other factors, including legal and regulatory restrictions and required approvals.
Regulatory Capital Requirements - Synchrony Financial
As a savings and loan holding company, we are required to maintain minimum capital ratios, under the applicable U.S. Basel III capital rules. For more information, see “Regulation—Savings and Loan Holding Company Regulation” in our 2017 Form 10-K.

For Synchrony Financial to be a well-capitalized savings and loan holding company, Synchrony Bank must be well-capitalized and Synchrony Financial must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. As of March 31, 2018, Synchrony Financial met all the requirements to be deemed well-capitalized.
The following table sets forth at March 31, 2018 and December 31, 2017 the composition of our capital ratios for the Company calculated under the Basel III regulatory capital standards, respectively.

	Basel III
	At March 31, 2018(1)		At December 31, 2017(2)
($ in millions)	Amount	Ratio(3)	Amount	Ratio(3)
Total risk-based capital	$13,878	18.1%	$13,954	17.3%
Tier 1 risk-based capital	$12,863	16.8%	$12,890	16.0%
Tier 1 leverage	$12,863	13.7%	$12,890	13.8%
Common equity Tier 1 capital	$12,863	16.8%	$12,890	16.0%
Risk-weighted assets	$76,509		$80,669
______________________

(1)
Amounts presented do not reflect certain modifications to the regulatory capital rules proposed by the federal banking agencies in September 2017, which among other things, may increase the risk weighting of certain deferred tax assets from 100% to 250% if the proposed rule becomes effective.

(2)	Amounts at December 31, 2017 are presented in accordance with applicable transition guidelines.

(3)
Tier 1 leverage ratio represents total tier 1 capital as a percentage of total average assets, after certain adjustments. All other ratios presented above represent the applicable capital measure as a percentage of risk-weighted assets.

The increase in our Common equity Tier 1 capital ratio was primarily due to the seasonal decline in loan receivables which resulted in a corresponding decrease in risk-weighted assets in the three months ended March 31, 2018.
Regulatory Capital Requirements - Synchrony Bank
At March 31, 2018 and December 31, 2017, the Bank met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. The following table sets forth the composition of the Bank’s capital ratios calculated under the Basel III rules at March 31, 2018 and December 31, 2017.

	At March 31, 2018		At December 31, 2017		Minimum to be Well- Capitalized under Prompt Corrective Action Provisions - Basel III
($ in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital	$11,054	17.4%	$10,842	16.2%	$6,364	10.0%
Tier 1 risk-based capital	$10,205	16.0%	$9,958	14.9%	$5,091	8.0%
Tier 1 leverage	$10,205	13.1%	$9,958	12.9%	$3,909	5.0%
Common equity Tier 1 capital	$10,205	16.0%	$9,958	14.9%	$4,136	6.5%
Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a material adverse effect on our business, results of operations and financial condition. See “Risk Factors—Risks Relating to Regulation—Failure by Synchrony and the Bank to meet applicable capital adequacy and liquidity requirements could have a material adverse effect on us” in our 2017 Form 10-K.

Off-Balance Sheet Arrangements and Unfunded Lending Commitments
____________________________________________________________________________________________
We do not have any significant off-balance sheet arrangements, including guarantees of third-party obligations. Guarantees are contracts or indemnification agreements that contingently require us to make a guaranteed payment or perform an obligation to a third-party based on certain trigger events. At March 31, 2018, we had not recorded any contingent liabilities in our Condensed Consolidated Statement of Financial Position related to any guarantees.
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
Critical Accounting Estimates
____________________________________________________________________________________________
In preparing our condensed consolidated financial statements, we have identified certain accounting estimates and assumptions that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. The critical accounting estimates we have identified relate to allowance for loan losses, income taxes and fair value measurements. All of these estimates reflect our best judgment about current, and for some estimates future, economic and market conditions and their effects based on information available as of the date of these financial statements. If these conditions change from those expected, it is reasonably possible that these judgments and estimates could change, which may result in incremental losses on loan receivables and the establishment of valuation allowances on deferred tax assets and increases in our tax liabilities, among other effects. See “Management's Discussion and Analysis—Critical Accounting Estimates” in our 2017 Form 10-K, for a detailed discussion of these critical accounting estimates.
New Accounting Standards
____________________________________________________________________________________________
See Note 2. Basis of Presentation and Summary of Significant Accounting Policies — New Accounting Standards, for additional information related to recent accounting pronouncements.
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
As a savings and loan holding company and a financial holding company, Synchrony is subject to regulation, supervision and examination by the Federal Reserve Board. As a large provider of consumer financial services, we are also subject to regulation, supervision and examination by the CFPB.
The Bank is a federally chartered savings association. As such, the Bank is subject to regulation, supervision and examination by the OCC, which is its primary regulator, and by the CFPB. In addition, the Bank, as an insured depository institution, is supervised by the FDIC.
See “Regulation” in our 2017 Form 10-K for additional information. See also “—Capital” above, for discussion of the impact of regulations and supervision on our capital and liquidity, including our ability to pay dividends and repurchase stock.

ITEM 1. FINANCIAL STATEMENTS
Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Earnings
(Unaudited)
____________________________________________________________________________________________

	Three months ended March 31,
($ in millions, except per share data)	2018	2017
Interest income:
Interest and fees on loans (Note 4)	$4,172	$3,877
Interest on debt securities	72	36
Total interest income	4,244	3,913
Interest expense:
Interest on deposits	249	194
Interest on borrowings of consolidated securitization entities	74	65
Interest on third-party debt	79	67
Total interest expense	402	326
Net interest income	3,842	3,587
Retailer share arrangements	(720)	(684)
Net interest income, after retailer share arrangements	3,122	2,903
Provision for loan losses (Note 4)	1,362	1,306
Net interest income, after retailer share arrangements and provision for loan losses	1,760	1,597
Other income:
Interchange revenue	158	145
Debt cancellation fees	66	68
Loyalty programs	(155)	(137)
Other	6	17
Total other income	75	93
Other expense:
Employee costs	358	323
Professional fees	166	151
Marketing and business development	121	94
Information processing	104	90
Other	239	250
Total other expense	988	908
Earnings before provision for income taxes	847	782
Provision for income taxes (Note 12)	207	283
Net earnings	$640	$499

Earnings per share
Basic	$0.84	$0.61
Diluted	$0.83	$0.61

Dividends declared per common share	$0.15	$0.13

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
____________________________________________________________________________________________

	Three months ended March 31,
($ in millions)	2018	2017

Net earnings	$640	$499

Other comprehensive income (loss)
Debt securities	(20)	(1)
Currency translation adjustments	(3)	(1)
Employee benefit plans	1	—
Other comprehensive income (loss)	(22)	(2)

Comprehensive income	$618	$497
Amounts presented net of taxes.

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Financial Position
____________________________________________________________________________________________

($ in millions)	At March 31, 2018	At December 31, 2017
	(Unaudited)
Assets
Cash and equivalents	$13,044	$11,602
Debt securities (Note 3)	6,259	4,473
Loan receivables: (Notes 4 and 5)
Unsecuritized loans held for investment	52,469	55,526
Restricted loans of consolidated securitization entities	25,384	26,421
Total loan receivables	77,853	81,947
Less: Allowance for loan losses	(5,738)	(5,574)
Loan receivables, net	72,115	76,373
Goodwill	991	991
Intangible assets, net (Note 6)	780	749
Other assets	2,370	1,620
Total assets	$95,559	$95,808

Liabilities and Equity
Deposits: (Note 7)
Interest-bearing deposit accounts	$56,285	$56,276
Non-interest-bearing deposit accounts	285	212
Total deposits	56,570	56,488
Borrowings: (Notes 5 and 8)
Borrowings of consolidated securitization entities	12,214	12,497
Senior unsecured notes	8,801	8,302
Total borrowings	21,015	20,799
Accrued expenses and other liabilities	3,618	4,287
Total liabilities	$81,203	$81,574

Equity:
Common Stock, par share value $0.001 per share; 4,000,000,000 shares authorized; 833,984,684 shares issued at both March 31, 2018 and December 31, 2017; 760,278,930 and 770,531,433 shares outstanding at March 31, 2018 and December 31, 2017, respectively	$1	$1
Additional paid-in capital	9,470	9,445
Retained earnings	7,334	6,809
Accumulated other comprehensive income (loss):
Debt securities	(39)	(19)
Currency translation adjustments	(20)	(17)
Other	(27)	(28)
Treasury Stock, at cost; 73,705,754 and 63,453,251 shares at March 31, 2018 and December 31, 2017, respectively	(2,363)	(1,957)
Total equity	14,356	14,234
Total liabilities and equity	$95,559	$95,808

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
____________________________________________________________________________________________

	Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity

Balance at January 1, 2017	833,985	$1	$9,393	$5,330	$(53)	$(475)	$14,196
Net earnings	—	—	—	499	—	—	499
Other comprehensive income	—	—	—	—	(2)	—	(2)
Purchases of treasury stock	—	—	—	—	—	$(238)	(238)
Stock-based compensation	—	—	12	—	—	1	13
Dividends - common stock	—	—	—	(105)	—	—	(105)
Balance at March 31, 2017	833,985	$1	$9,405	$5,724	$(55)	$(712)	$14,363

Balance at January 1, 2018	833,985	$1	$9,445	$6,809	$(64)	$(1,957)	$14,234
Net earnings	—	—	—	640	—	—	640
Other comprehensive income	—	—	—	—	(22)	—	(22)
Purchases of treasury stock	—	—	—	—	—	(410)	(410)
Stock-based compensation	—	—	25	(1)	—	4	28
Dividends - common stock	—	—	—	(114)	—	—	(114)
Balance at March 31, 2018	833,985	$1	$9,470	$7,334	$(86)	$(2,363)	$14,356

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
____________________________________________________________________________________________

	Three months ended March 31,
($ in millions)	2018	2017
Cash flows - operating activities
Net earnings	$640	$499
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for loan losses	1,362	1,306
Deferred income taxes	19	19
Depreciation and amortization	71	59
(Increase) decrease in interest and fees receivable	16	40
(Increase) decrease in other assets	148	231
Increase (decrease) in accrued expenses and other liabilities	(511)	(846)
All other operating activities	170	172
Cash provided from (used for) operating activities	1,915	1,480

Cash flows - investing activities
Maturity and sales of debt securities	718	399
Purchases of debt securities	(2,546)	(622)
Acquisition of loan receivables	—	(73)
Net (increase) decrease in loan receivables	2,659	1,918
All other investing activities	(76)	(242)
Cash provided from (used for) investing activities	755	1,380

Cash flows - financing activities
Borrowings of consolidated securitization entities
Proceeds from issuance of securitized debt	1,417	750
Maturities and repayment of securitized debt	(1,701)	(708)
Third-party debt
Proceeds from issuance of third-party debt	497	—
Net increase (decrease) in deposits	(3)	(528)
Purchases of treasury stock	(410)	(238)
Dividends paid on common stock	(114)	(105)
All other financing activities	1	—
Cash provided from (used for) financing activities	(313)	(829)

Increase (decrease) in cash and equivalents, including restricted amounts	2,357	2,031
Cash and equivalents, including restricted amounts, at beginning of period	11,817	9,668
Cash and equivalents at end of period:
Cash and equivalents	13,044	11,392
Restricted cash and equivalents included in other assets	1,130	307
Total cash and equivalents, including restricted amounts, at end of period	$14,174	$11,699

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
Preparing financial statements in conformity with U.S. GAAP requires us to make estimates based on assumptions about current, and for some estimates, future, economic and market conditions (for example, unemployment, housing, interest rates and market liquidity) which affect reported amounts and related disclosures in our condensed consolidated financial statements. Although our current estimates contemplate current conditions and how we expect them to change in the future, as appropriate, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially affect our results of operations and financial position. Among other effects, such changes could result in incremental losses on loan receivables, future impairments of debt securities, goodwill and intangible assets, increases in reserves for contingencies, establishment of valuation allowances on deferred tax assets and increases in our tax liabilities.
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

Interim Period Presentation
The condensed consolidated financial statements and notes thereto are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed consolidated financial statements should not be considered as necessarily indicative of results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with our 2017 annual consolidated financial statements and the related notes in our Annual Report on Form 10-K for the year ended December 31, 2017 (our "2017 Form 10-K").
New Accounting Standards
Newly Adopted Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new revenue recognition guidance became effective January 1, 2018 for the Company. The scope of ASU 2014-09 excludes interest and fee income on loans and as a result, the majority of the Company's revenue is not in the scope of the standard. The new guidance did not impact the timing or measurement of the Company's revenues, and as a result, the Company did not present any restated prior period results as a result of the standard becoming effective.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash and restricted cash equivalents to be included within beginning and ending total cash amounts reported in the consolidated statements of cash flows. Disclosure of the nature of the restrictions on cash balances is required under the guidance. This standard is effective for annual and interim reporting periods for fiscal years beginning after December 15, 2017. We adopted the guidance retrospectively effective as of January 1, 2018. Upon adoption, changes in restricted cash, which had previously been presented as investing activities, are now included within beginning and ending cash and equivalents, including restricted amounts, balances in our Consolidated Statements of Cash Flows. Additionally, in August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provided guidance on certain cash flow issues. This standard is effective for annual and interim reporting periods for fiscal years beginning after December 15, 2017. We adopted the guidance retrospectively effective as of January 1, 2018, which did not have a material impact on our consolidated financial statements.
Effective January 1, 2018, we have adopted the provisions of ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which require equity investments (except those accounted for under the equity method of accounting or that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in the Consolidated Statements of Earnings. However, in accordance with the new guidance, the company has elected to measure certain equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes for similar investments of the issuer. The adoption of this new guidance did not have a material impact on the consolidated financial statements.
Recently Issued But Not Yet Adopted Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU requires lessees to recognize most leases on their balance sheet. Leases which are identified as capital leases currently, will generally be identified as financing leases under the new guidance but otherwise their accounting treatment will remain relatively unchanged. Leases identified as operating leases currently, will generally remain in that category under the new standard, but both a right-of-use asset and a liability for remaining lease payments will now be required to be recognized on the balance sheet. This guidance will be effective for the Company on January 1, 2019. Management does not expect this guidance to have a material impact on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU replaces the existing incurred loss impairment guidance with a new impairment model known as the Current Expected Credit Loss ("CECL") model, which is based on expected credit losses. The CECL model requires, upon origination of a loan, the recognition of all expected credit losses over the life of the loan based on historical experience, current conditions and reasonable and supportable forecasts. This standard is effective for annual and interim reporting periods for fiscal years beginning after December 15, 2019, with early adoption permitted for annual and interim periods for fiscal years beginning after December 15, 2018. The amendments in this standard will be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. While we are evaluating the effect that ASU 2016-13 will have on our consolidated financial statements and related disclosures, this standard is expected to result in an increase to the Company's allowance for loan losses given the change to expected losses for the estimated life of the financial asset. The extent of the increase will depend on the asset quality of the portfolio, and economic conditions and forecasts at adoption.
See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our 2017 annual consolidated financial statements in our 2017 Form 10-K, for additional information on our significant accounting policies, including discussion of the nature of the restrictions on our cash balances.
NOTE 3.    DEBT SECURITIES
All of our debt securities are classified as available-for-sale and are held to meet our liquidity objectives or to comply with the Community Reinvestment Act. Our debt securities consist of the following:

	March 31, 2018				December 31, 2017
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
($ in millions)	cost	gains	losses	fair value	cost	gains	losses	fair value
U.S. government and federal agency	$3,361	$—	$(9)	$3,352	$2,419	$—	$(3)	$2,416
State and municipal	42	—	—	42	44	—	—	44
Residential mortgage-backed(a)	1,239	1	(46)	1,194	1,258	1	(28)	1,231
Asset-backed(b)	1,672	—	(3)	1,669	781	—	(1)	780
U.S. corporate debt	2	—	—	2	2	—	—	2
Total	$6,316	$1	$(58)	$6,259	$4,504	$1	$(32)	$4,473
_______________________

(a)
All of our residential mortgage-backed securities have been issued by government-sponsored entities and are collateralized by U.S. mortgages. At March 31, 2018 and December 31, 2017, $342 million and $344 million, respectively, are pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve Discount Window advances.

(b)	All of our asset-backed securities are collateralized by credit card loans.

The following table presents the estimated fair values and gross unrealized losses of our available-for-sale debt securities:

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
($ in millions)	fair value	losses	fair value	losses
At March 31, 2018
U.S. government and federal agency	$2,904	$(9)	$150	$—
State and municipal	10	—	28	—
Residential mortgage-backed	275	(4)	895	(42)
Asset-backed	1,463	(3)	—	—
Total	$4,652	$(16)	$1,073	$(42)

At December 31, 2017
U.S. government and federal agency	$2,416	$(3)	$—	$—
State and municipal	—	—	29	—
Residential mortgage-backed	142	(1)	1,026	(27)
Asset-backed	626	(1)	—	—
Total	$3,184	$(5)	$1,055	$(27)
We regularly review debt securities for impairment using both qualitative and quantitative criteria. We presently do not intend to sell our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell these securities before recovery of our amortized cost.
There were no other-than-temporary impairments recognized during the three months ended March 31, 2018 and 2017.
Contractual Maturities of Investments in Available-for-Sale Debt Securities

	Amortized	Estimated
At March 31, 2018 ($ in millions)	cost	fair value

Due
Within one year	$3,975	$3,970
After one year through five years	$1,061	$1,053
After five years through ten years	$58	$58
After ten years	$1,222	$1,178
We expect actual maturities to differ from contractual maturities because borrowers have the right to prepay certain obligations.
There were no material realized gains or losses recognized for the three months ended March 31, 2018 and 2017.
Although we generally do not have the intent to sell any specific securities held at March 31, 2018, in the ordinary course of managing our debt securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield, liquidity requirements and funding obligations.

NOTE 4.    LOAN RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

($ in millions)	March 31, 2018	December 31, 2017

Credit cards	$74,952	$79,026
Consumer installment loans	1,590	1,578
Commercial credit products	1,275	1,303
Other	36	40
Total loan receivables, before allowance for losses(a)(b)	$77,853	$81,947
_______________________

(a)
Total loan receivables include $25.4 billion and $26.4 billion of restricted loans of consolidated securitization entities at March 31, 2018 and December 31, 2017, respectively. See Note 5. Variable Interest Entities for further information on these restricted loans.

(b)	At March 31, 2018 and December 31, 2017, loan receivables included deferred expense, net of deferred income, of $107 million and $97 million, respectively.
Allowance for Loan Losses

($ in millions)	Balance at January 1, 2018	Provision charged to operations	Gross charge-offs	Recoveries	Balance at March 31, 2018

Credit cards	$5,483	$1,334	$(1,372)	$195	$5,640
Consumer installment loans	40	16	(15)	4	45
Commercial credit products	50	12	(12)	2	52
Other	1	—	—	—	$1
Total	$5,574	$1,362	$(1,399)	$201	$5,738

($ in millions)	Balance at January 1, 2017	Provision charged to operations	Gross charge-offs	Recoveries	Balance at March 31, 2017

Credit cards	$4,254	$1,278	$(1,184)	$237	$4,585
Consumer installment loans	37	13	(14)	4	40
Commercial credit products	52	15	(18)	1	50
Other	1	—	—	—	$1
Total	$4,344	$1,306	$(1,216)	$242	$4,676

Delinquent and Non-accrual Loans

At March 31, 2018 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing

Credit cards	$1,692	$1,754	$3,446	$1,754	$—
Consumer installment loans	18	4	22	—	4
Commercial credit products	35	18	53	18	—
Total delinquent loans	$1,745	$1,776	$3,521	$1,772	$4
Percentage of total loan receivables	2.2%	2.3%	4.5%	2.3%	—%

At December 31, 2017 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing

Credit cards	$1,906	$1,849	$3,755	$1,849	$—
Consumer installment loans	25	5	30	—	5
Commercial credit products	31	15	46	15	—
Total delinquent loans	$1,962	$1,869	$3,831	$1,864	$5
Percentage of total loan receivables	2.4%	2.3%	4.7%	2.3%	—%
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

	Three months ended March 31,
($ in millions)	2018	2017
Credit cards	$221	$172
Consumer installment loans	—	—
Commercial credit products	1	1
Total	$222	$173
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

At March 31, 2018 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$1,074	$(466)	$608	$960
Consumer installment loans	—	—	—	—
Commercial credit products	5	(3)	2	5
Total	$1,079	$(469)	$610	$965

At December 31, 2017 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$1,038	$(444)	$594	$925
Consumer installment loans	—	—	—	—
Commercial credit products	5	(2)	3	5
Total	$1,043	$(446)	$597	$930
Financial Effects of TDRs
As part of our loan modifications for borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following table presents the types and financial effects of loans modified and accounted for as TDRs during the periods presented:

Three months ended March 31,	2018			2017
($ in millions)	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$12	$62	$1,056	$12	$51	$878
Consumer installment loans	—	—	—	—	—	—
Commercial credit products	—	—	5	—	—	6
Total	$12	$62	$1,061	$12	$51	$884

Payment Defaults
The following table presents the type, number and amount of loans accounted for as TDRs that enrolled in a modification plan within the previous 12 months from the applicable balance sheet date and experienced a payment default during the periods presented. A customer defaults from a modification program after two consecutive missed payments.

Three months ended March 31,	2018		2017
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	23,701	$53	19,755	$40
Consumer installment loans	—	—	—	—
Commercial credit products	68	1	32	—
Total	23,769	$54	19,787	$40

Credit Quality Indicators
Our loan receivables portfolio includes both secured and unsecured loans. Secured loan receivables are largely comprised of consumer installment loans secured by equipment. Unsecured loan receivables are largely comprised of our open-ended consumer and commercial revolving credit card loans. As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, as well as information from credit bureaus, such as a Fair Isaac Corporation (“FICO”) or other credit scores, relating to the customer’s broader credit performance. FICO scores are generally obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three credit score categories: (i) 661 or higher, which are considered the strongest credits; (ii) 601 to 660, considered moderate credit risk; and (iii) 600 or less, which are considered weaker credits. There are certain customer accounts for which a FICO score is not available where we use alternative sources to assess their credit and predict behavior. The following table provides the most recent FICO scores available for our customers at March 31, 2018 and December 31, 2017, respectively, as a percentage of each class of loan receivable. The table below excludes 0.8%, 0.6% and 0.6% of our total loan receivables balance at March 31, 2018, December 31, 2017 and March 31, 2017, respectively, which represents those customer accounts for which a FICO score is not available.

	March 31, 2018			December 31, 2017			March 31, 2017
	661 or	601 to	600 or	661 or	601 to	600 or	661 or	601 to	600 or
	higher	660	less	higher	660	less	higher	660	less

Credit cards	73%	19%	8%	73%	19%	8%	71%	21%	8%
Consumer installment loans	79%	15%	6%	79%	15%	6%	78%	16%	6%
Commercial credit products	88%	7%	5%	88%	7%	5%	86%	9%	5%
Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and by applying the same credit standards for all of our credit products. Unused credit card lines available to our customers totaled approximately $373 billion and $370 billion at March 31, 2018 and December 31, 2017, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.
Interest Income by Product
The following table provides additional information about our interest and fees on loans, including merchant discounts, from our loan receivables, including held for sale:

	Three months ended March 31,
($ in millions)	2018	2017
Credit cards	$4,099	$3,811
Consumer installment loans	36	32
Commercial credit products	36	34
Other	1	—
Total	$4,172	$3,877

NOTE 5.    VARIABLE INTEREST ENTITIES
We use VIEs to securitize loan receivables and arrange asset-backed financing in the ordinary course of business. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE and we did not provide non-contractual support for previously transferred loan receivables to any VIE in the three months ended March 31, 2018 and 2017. Our VIEs are able to accept new loan receivables and arrange new asset-backed financings, consistent with the requirements and limitations on such activities placed on the VIE by existing investors. Once an account has been designated to a VIE, the contractual arrangements we have require all existing and future loan receivables originated under such account to be transferred to the VIE. The amount of loan receivables held by our VIEs in excess of the minimum amount required under the asset-backed financing arrangements with investors may be removed by us under random removal of accounts provisions. All loan receivables held by a VIE are subject to claims of third-party investors.
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

The table below summarizes the assets and liabilities of our consolidated securitization VIEs described above.

($ in millions)	March 31, 2018	December 31, 2017
Assets
Loan receivables, net(a)	$23,911	$24,990
Other assets(b)	1,056	62
Total	$24,967	$25,052

Liabilities
Borrowings	$12,214	$12,497
Other liabilities	30	30
Total	$12,244	$12,527
_______________________

(a)
Includes $1.5 billion and $1.4 billion of related allowance for loan losses resulting in gross restricted loans of $25.4 billion and $26.4 billion at March 31, 2018 and December 31, 2017, respectively.

(b)
Includes $1.0 billion and $55 million of segregated funds held by the VIEs at March 31, 2018 and December 31, 2017, respectively, which are classified as restricted cash and equivalents and included as a component of other assets in our Condensed Consolidated Statements of Financial Position.

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
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $1.2 billion and $1.0 billion for the three months ended March 31, 2018 and 2017, respectively. Related expenses consisted primarily of provision for loan losses of $316 million and $298 million for the three months ended March 31, 2018 and 2017, respectively, and interest expense of $74 million and $65 million for the three months ended March 31, 2018 and 2017, respectively.
NOTE 6.    INTANGIBLE ASSETS

	March 31, 2018			December 31, 2017
($ in millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related	$1,237	$(696)	$541	$1,242	$(679)	$563
Capitalized software	444	(205)	239	368	(182)	186
Total	$1,681	$(901)	$780	$1,610	$(861)	$749
During the three months ended March 31, 2018, we recorded additions to intangible assets subject to amortization of $89 million, primarily related to capitalized software expenditures, as well as customer-related intangible assets.
Customer-related intangible assets primarily relate to retail partner contract acquisitions and extensions, as well as purchased credit card relationships. During the three months ended March 31, 2018 and 2017, we recorded additions to customer-related intangible assets subject to amortization of $12 million and $147 million, respectively, primarily related to payments made to acquire and extend certain retail partner relationships. These additions had a weighted average amortizable life of 5 years and 11 years for the three months ended March 31, 2018 and 2017, respectively.

Amortization expense related to retail partner contracts was $29 million and $27 million for the three months ended March 31, 2018 and 2017, respectively, and is included as a component of marketing and business development expense in our Condensed Consolidated Statements of Earnings. All other amortization expense was $27 million and $18 million for the three months ended March 31, 2018 and 2017, respectively, and is included as a component of other expense in our Condensed Consolidated Statements of Earnings.
NOTE 7.    DEPOSITS

	March 31, 2018		December 31, 2017
($ in millions)	Amount	Average rate(a)	Amount	Average rate(a)

Interest-bearing deposits	$56,285	1.8%	$56,276	1.6%
Non-interest-bearing deposits	285	—	212	—
Total deposits	$56,570		$56,488
____________________

(a)	Based on interest expense for the three months ended March 31, 2018 and the year ended December 31, 2017 and average deposits balances.
At March 31, 2018 and December 31, 2017, interest-bearing deposits included $17.4 billion and $16.2 billion of certificates of deposit of $100,000 or more, respectively. Of the total certificates of deposit of $100,000 or more, $5.8 billion and $5.3 billion were certificates of deposit of $250,000 or more at March 31, 2018 and December 31, 2017, respectively.
At March 31, 2018, our interest-bearing time deposits maturing for the remainder of 2018 and over the next four years and thereafter were as follows:

($ in millions)	2018	2019	2020	2021	2022	Thereafter
Deposits	$12,239	$12,209	$3,554	$2,334	$2,442	$1,995
The above maturity table excludes $18.4 billion of demand deposits with no defined maturity, of which $16.9 billion are savings accounts. In addition, at March 31, 2018, we had $3.1 billion of broker network deposit sweeps procured through a program arranger who channels brokerage account deposits to us that are also excluded from the above maturity table. Unless extended, the contracts associated with these broker network deposit sweeps will terminate between 2019 and 2021.

NOTE 8.    BORROWINGS

	March 31, 2018				December 31, 2017
($ in millions)	Maturity date	Interest Rate	Weighted average interest rate	Outstanding Amount(a)	Outstanding Amount(a)

Borrowings of consolidated securitization entities:
Fixed securitized borrowings	2018 - 2022	1.58% - 3.36%	2.16%	$8,064	$8,347
Floating securitized borrowings	2019 - 2020	1.97% - 2.82%	2.33%	4,150	4,150
Total borrowings of consolidated securitization entities			2.22%	12,214	12,497

Synchrony Financial senior unsecured notes:
Fixed senior unsecured notes	2019 - 2027	2.60% - 4.50%	3.59%	7,311	7,310
Floating senior unsecured notes	2020	3.02%	3.02%	249	250

Synchrony Bank senior unsecured notes:
Fixed senior unsecured notes	2022	3.00%	3.00%	743	742
Floating senior unsecured notes	2020	2.93%	2.93%	498	—
Total senior unsecured notes			3.48%	8,801	8,302

Total borrowings				$21,015	$20,799
___________________

(a)	The amounts presented above for outstanding borrowings include unamortized debt premiums, discounts and issuance cost.
Debt Maturities
The following table summarizes the maturities of the principal amount of our borrowings of consolidated securitization entities and senior unsecured notes for the remainder of 2018 and over the next four years and thereafter:

($ in millions)	2018	2019	2020	2021	2022	Thereafter
Borrowings	$1,106	$6,027	$6,483	$2,075	$1,634	$3,750
Third-Party Debt
On January 2, 2018, the Bank issued a total of $500 million principal amount of three-month LIBOR plus 0.625% senior unsecured notes due 2020.

Credit Facilities
As additional sources of liquidity, we have undrawn committed capacity under credit facilities, primarily related to our securitization programs.
At March 31, 2018, we had an aggregate of $5.5 billion of undrawn committed capacity under our securitization financings, subject to customary borrowing conditions, from private lenders under our securitization programs, and an aggregate of $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders.

NOTE 9.    FAIR VALUE MEASUREMENTS
For a description of how we estimate fair value, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies in our 2017 annual consolidated financial statements in our 2017 Form 10-K.
The following tables present our assets and liabilities measured at fair value on a recurring basis.
Recurring Fair Value Measurements
The following tables present our assets measured at fair value on a recurring basis.

At March 31, 2018 ($ in millions)	Level 1	Level 2	Level 3	Total

Assets
Debt securities
U.S. Government and Federal Agency	$—	$3,352	$—	$3,352
State and municipal	—	—	42	42
Residential mortgage-backed	—	1,194	—	1,194
Asset-backed	—	1,669	—	1,669
U.S. corporate debt	—	—	2	2
Other assets(a)	15	—	7	22
Total	$15	$6,215	$51	$6,281

At December 31, 2017 ($ in millions)

Assets
Debt securities
U.S. Government and Federal Agency	$—	$2,416	$—	$2,416
State and municipal	—	—	44	44
Residential mortgage-backed	—	1,231	—	1,231
Asset-backed	—	780	—	780
U.S. corporate debt	—	—	2	2
Other assets(a)	15	—	—	15
Total	$15	$4,427	$46	$4,488
_______________________

(a)	Other assets primarily relate to equity investments measured at fair value.
For the three months ended March 31, 2018, there were no securities transferred between Level 1 and Level 2 or between Level 2 and Level 3. At March 31, 2018 and December 31, 2017, we did not have any significant liabilities measured at fair value on a recurring basis.
Our Level 3 recurring fair value measurements primarily relate to state and municipal debt instruments which are valued using non-binding broker quotes or other third-party sources. For a description of our process to evaluate third-party pricing servicers, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies in our 2017 annual consolidated financial statements in our 2017 Form 10-K. Our state and municipal debt securities are classified as available-for-sale with changes in fair value included in accumulated other comprehensive income.
The changes in our Level 3 assets that are measured on a recurring basis for the three months ended March 31, 2018 and 2017 were not material.

Financial Assets and Financial Liabilities Carried at Other than Fair Value

	Carrying	Corresponding fair value amount
At March 31, 2018 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$13,044	$13,044	$13,044	$—	$—
Other assets(a)(b)	$1,130	$1,130	$1,130	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$72,115	$81,169	$—	$—	$81,169

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$56,570	$56,662	$—	$56,662	$—
Borrowings of consolidated securitization entities	$12,214	$12,137	$—	$7,986	$4,151
Senior unsecured notes	$8,801	$8,745	$—	$8,745	$—

	Carrying	Corresponding fair value amount
At December 31, 2017 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$11,602	$11,602	$11,602	$—	$—
Other assets(a)(b)	$215	$215	$215	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$76,373	$85,871	$—	$—	$85,871

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$56,488	$56,754	$—	$56,754	$—
Borrowings of consolidated securitization entities	$12,497	$12,475	$—	$8,323	$4,152
Senior unsecured notes	$8,302	$8,471	$—	$8,471	$—
_______________________

(a)	For cash and equivalents and restricted cash and equivalents, carrying value approximates fair value due to the liquid nature and short maturity of these instruments.

(b)	This balance relates to restricted cash and equivalents, which is included in other assets.

(c)
Under certain retail partner program agreements, the expected sales proceeds related to the sale of their credit card portfolio may be limited to the amounts owed by our customers, which may be less than the fair value indicated above.

NOTE 10.    REGULATORY AND CAPITAL ADEQUACY
As a savings and loan holding company and a financial holding company, we are subject to regulation, supervision and examination by the Federal Reserve Board and subject to the capital requirements as prescribed by Basel III capital rules and the requirements of the Dodd-Frank Act. The Bank is a federally chartered savings association. As such, the Bank is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency of the U.S. Treasury (the “OCC”), which is its primary regulator, and by the Consumer Financial Protection Bureau (“CFPB”). In addition, the Bank, as an insured depository institution, is supervised by the Federal Deposit Insurance Corporation.
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
At March 31, 2018 and December 31, 2017, Synchrony Financial met all applicable requirements to be deemed well-capitalized pursuant to Federal Reserve Board regulations. At March 31, 2018 and December 31, 2017, the Bank also met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. There are no conditions or events subsequent to March 31, 2018 that management believes have changed the Company's or the Bank’s capital category.
The actual capital amounts, ratios and the applicable required minimums of the Company and the Bank are as follows:
Synchrony Financial

At March 31, 2018 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)

Total risk-based capital	$13,878	18.1%	$6,121	8.0%
Tier 1 risk-based capital	$12,863	16.8%	$4,591	6.0%
Tier 1 leverage	$12,863	13.7%	$3,766	4.0%
Common equity Tier 1 Capital	$12,863	16.8%	$3,443	4.5%

At December 31, 2017 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)

Total risk-based capital	$13,954	17.3%	$6,454	8.0%
Tier 1 risk-based capital	$12,890	16.0%	$4,840	6.0%
Tier 1 leverage	$12,890	13.8%	$3,724	4.0%
Common equity Tier 1 Capital	$12,890	16.0%	$3,630	4.5%

Synchrony Bank

At March 31, 2018 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio

Total risk-based capital	$11,054	17.4%	$5,091	8.0%	$6,364	10.0%
Tier 1 risk-based capital	$10,205	16.0%	$3,818	6.0%	$5,091	8.0%
Tier 1 leverage	$10,205	13.1%	$3,127	4.0%	$3,909	5.0%
Common equity Tier I capital	$10,205	16.0%	$2,864	4.5%	$4,136	6.5%

At December 31, 2017 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio

Total risk-based capital	$10,842	16.2%	$5,340	8.0%	$6,675	10.0%
Tier 1 risk-based capital	$9,958	14.9%	$4,005	6.0%	$5,340	8.0%
Tier 1 leverage	$9,958	12.9%	$3,083	4.0%	$3,854	5.0%
Common equity Tier I capital	$9,958	14.9%	$3,004	4.5%	$4,339	6.5%
_______________________

(a)	Capital ratios are calculated based on the Basel III Standardized Approach rules which, at December 31, 2017, also included applicable transition provisions.

(b)
At March 31, 2018 and at December 31, 2017, Synchrony Financial and the Bank also must maintain a capital conservation buffer of common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 1.875 percentage points and 1.25 percent percentage points, respectively, to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.

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
The following table presents the calculation of basic and diluted earnings per share:

	Three months ended March 31,
(in millions, except per share data)	2018	2017

Net earnings	$640	$499

Weighted average common shares outstanding, basic	763.7	813.1
Effect of dilutive securities	6.6	4.0
Weighted average common shares outstanding, dilutive	770.3	817.1

Earnings per basic common share	$0.84	$0.61
Earnings per diluted common share	$0.83	$0.61

We have issued certain stock based awards under the Synchrony Financial 2014 Long-Term Incentive Plan. A total of 1 million shares related to these awards, were considered anti-dilutive and therefore were excluded from the computation of diluted earnings per share for both the three months ended March 31, 2018 and 2017, respectively.
NOTE 12.    INCOME TAXES
We file consolidated U.S. federal and state income tax returns separate and apart from GE. For periods up to and including the date of Separation, we were included in the consolidated U.S. federal and state income tax returns of GE, where applicable, but also filed certain separate state and foreign income tax returns. The tax provision is presented on a separate company basis as if we were a separate filer for tax purposes for all periods. The effects of tax adjustments and settlements from taxing authorities are presented in our condensed consolidated financial statements in the period in which they occur. Our current obligations for taxes are settled with the relevant tax authority, or GE, as applicable, on an estimated basis and adjusted in later periods as appropriate and are reflected in our consolidated financial statements in the periods in which those settlements occur. We recognize the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. In calculating the provision for interim period income taxes, in accordance with Accounting Standards Codification 740, Income Taxes, we estimate the effective tax rate expected to be applicable for the full fiscal year and apply that estimated annual effective tax rate to year-to-date ordinary income. Adjustments to tax expense are made for year-to-date discrete items. The effective tax rate for the three months ended March 31, 2018 decreased to 24.4%, compared to 36.2% in the same period in the prior year, primarily due to the reduction in the corporate tax rate from 35% to 21% included in the Tax Act. See “Management's Discussion and Analysis—Critical Accounting Estimates” in our 2017 Form 10-K, for a discussion of the significant judgments and estimates related to income taxes.
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
Unrecognized Tax Benefits

($ in millions)	March 31, 2018	December 31, 2017
Unrecognized tax benefits, excluding related interest expense and penalties(a)	$218	$255
Portion that, if recognized, would reduce tax expense and effective tax rate(b)	179	173
____________________

(a)	Interest and penalties related to unrecognized tax benefits were not material for all periods presented.

(b)
Includes gross state and local unrecognized tax benefits net of the effects of associated U.S. federal income taxes. Excludes amounts attributable to any related valuation allowances resulting from associated increases in deferred tax assets.

We compute our unrecognized tax benefits on a separate return basis. For unrecognized tax benefits associated with periods prior to 2014, we will settle our liabilities, as required, in accordance with the Tax Sharing and Separation Agreement with GE, which we entered into in connection with our initial public offering in 2014. The amount of unrecognized tax benefits that is reasonably possible to be resolved in the next twelve months is expected to be $51 million, of which $40 million, if recognized, would reduce the Company's tax expense and effective tax rate.

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
As of March 31, 2018, assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities, we estimate that net interest income over the following 12-month period would increase by approximately $70 million. This estimate projects net interest income over the following 12-month period and takes into consideration future growth and balance sheet composition.
For a more detailed discussion of our exposure to market risk, refer to “Management's Discussion and Analysis—Quantitative and Qualitative Disclosures about Market Risk” in our 2017 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

No change in internal control over financial reporting occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of legal proceedings, see Note 13. Legal Proceedings and Regulatory Matters to our condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors included in our 2017 Form 10-K under the heading “Risk Factors”.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding purchases of our common stock primarily related to our share repurchase program that were made by us or on our behalf during the three months ended March 31, 2018.

($ in millions, except per share data)	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Programs(c)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs(b)

January 1 - 31, 2018	7,244,799	$39.78	7,241,511	$331.9
February 1 - 28, 2018	3,157,902	38.64	3,154,690	210.0
March 1 - 31, 2018	1,957	35.20	—	210.0
Total	10,404,658	$39.44	10,396,201	$210.0

_______________________

(a)
Primarily represents repurchases of shares of common stock under our publicly announced share repurchase programs of up to $1.64 billion of our outstanding shares of common stock through June 30, 2018 (the "2017 Share Repurchase Program"). Also includes 3,288 shares, 3,212 shares and 1,957 shares withheld in January, February and March, respectively, to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock awards or upon the exercise of stock options.

(b)	Amounts exclude commission costs.

(c)	On May 18, 2017, the Board of Directors approved the 2017 Share Repurchase Program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description
10.1	Amended and Restated form of agreement for awards of Restricted Stock Units and Non-Qualified Stock Options under Synchrony 2014 Long-Term Incentive Plan
10.2	Amended and Restated form of agreement for awards of Performance Share Units under Synchrony 2014 Long-Term Incentive Plan
10.3	Form of agreement for awards of Restricted Stock Units under Synchrony 2014 Long-Term Incentive Plan to directors of Synchrony Financial
10.4	Amended and Restated Executive Severance Plan
12.1	Statement of Ratio of Earnings to Fixed Charges
31(a)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
31(b)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
32	Certification Pursuant to 18 U.S.C. Section 1350
101
The following materials from Synchrony Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three months ended March 31, 2018 and 2017, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months and three months ended March 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Financial Position at March 31, 2018 and December 31, 2017, (iv) Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2018 and 2017, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (vi) Notes to Condensed Consolidated Financial Statements.

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

Synchrony Financial
(Registrant)

April 26, 2018	/s/ Brian D. Doubles
Date	Brian D. Doubles Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)