Form 10-Q
period 2018-06-30
Synchrony Financial
filed 2018-07-27
CIK 1601712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 23, 2018 was 740,686,112.

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
Forward-looking statements are based on management’s current expectations and assumptions, and are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, actual results could differ materially from those indicated in these forward-looking statements. Factors that could cause actual results to differ materially include global political, economic, business, competitive, market, regulatory and other factors and risks, such as: the impact of macroeconomic conditions and whether industry trends we have identified develop as anticipated; retaining existing partners and attracting new partners, concentration of our revenue in a small number of Retail Card partners, promotion and support of our products by our partners, and financial performance of our partners; cyber-attacks or other security breaches; higher borrowing costs and adverse financial market conditions impacting our funding and liquidity, and any reduction in our credit ratings; our ability to grow our deposits in the future; our ability to securitize our loan receivables, occurrence of an early amortization of our securitization facilities, loss of the right to service or subservice our securitized loan receivables, and lower payment rates on our securitized loan receivables; changes in market interest rates and the impact of any margin compression; effectiveness of our risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, our ability to manage our credit risk, the sufficiency of our allowance for loan losses and the accuracy of the assumptions or estimates used in preparing our financial statements; our ability to offset increases in our costs in retailer share arrangements; competition in the consumer finance industry; our concentration in the U.S. consumer credit market; our ability to successfully develop and commercialize new or enhanced products and services; our ability to realize the value of acquisitions and strategic investments; our ability to realize the benefits of and expected capital available from strategic options; reductions in interchange fees; fraudulent activity; failure of third-parties to provide various services that are important to our operations; disruptions in the operations of our computer systems and data centers; international risks and compliance and regulatory risks and costs associated with international operations; alleged infringement of intellectual property rights of others and our ability to protect our intellectual property; litigation and regulatory actions; damage to our reputation; our ability to attract, retain and motivate key officers and employees; tax legislation initiatives or challenges to our tax positions and/or interpretations and state sales tax rules and regulations; a material indemnification obligation to GE under the Tax Sharing and Separation Agreement with GE if we cause the split-off from GE or certain preliminary transactions to fail to qualify for tax-free treatment or in the case of certain significant transfers of our stock following the split-off; regulation, supervision, examination and enforcement of our business by governmental authorities, the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the impact of the Consumer Financial Protection Bureau's (the “CFPB”) regulation of our business; impact of capital adequacy rules and liquidity requirements; restrictions that limit our ability to pay dividends and repurchase our common stock and restrictions that limit the Bank’s ability to pay dividends to us; regulations relating to privacy, information security and data protection; use of third-party vendors and ongoing third-party business relationships; and failure to comply with anti-money laundering and anti-terrorism financing laws.
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
Introduction and Business Overview
____________________________________________________________________________________________
We are a premier consumer financial services company delivering customized financing programs across key industries including retail, health, auto, travel and home, along with award-winning consumer banking products. We provide a range of credit products through our financing programs which we have established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” For the three and six months ended June 30, 2018, we financed $34.3 billion and $63.9 billion of purchase volume, respectively, and had 69.3 million and 70.5 million average active accounts, respectively, and at June 30, 2018, we had $78.9 billion of loan receivables.
We offer our credit products primarily through our wholly-owned subsidiary, the Bank. In addition, through the Bank, we offer, directly to retail and commercial customers, a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”), including certificates of deposit, individual retirement accounts (“IRAs”), money market accounts and savings accounts. We also take deposits at the Bank through third-party securities brokerage firms that offer our FDIC-insured deposit products to their customers. We have significantly expanded our online direct banking operations in recent years and our deposit base serves as a source of stable and diversified low cost funding for our credit activities. At June 30, 2018, we had $59.0 billion in deposits, which represented 73% of our total funding sources.
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

Retail Card
Retail Card is a leading provider of private label credit cards, and also provides Dual Cards, general purpose co-branded credit cards and small- and medium-sized business credit products. We offer one or more of these products primarily through 28 national and regional retailers with which we have ongoing program agreements. The average length of our relationship with these Retail Card partners is 21 years. Retail Card’s revenue primarily consists of interest and fees on our loan receivables. Other income primarily consists of interchange fees earned when our Dual Card or general purpose co-branded credit cards are used outside of our partners' sales channels and fees paid to us by customers who purchase our debt cancellation products, less loyalty program payments. In addition, the majority of our retailer share arrangements, which generally provide for payment to our partner if the economic performance of the program exceeds a contractually-defined threshold, are with partners in the Retail Card sales platform. Substantially all of the credit extended in this platform is on standard terms.
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
The following table sets forth each credit product by type and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at June 30, 2018.

		Promotional Offer
Credit Product	Standard Terms Only	Deferred Interest	Other Promotional	Total
Credit cards	66.3%	15.5%	14.2%	96.0%
Commercial credit products	1.7	—	—	1.7
Consumer installment loans	—	—	2.2	2.2
Other	0.1	—	—	0.1
Total	68.1%	15.5%	16.4%	100.0%
Credit Cards
We typically offer the following principal types of credit cards:

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

•
Dual Cards and General Purpose Co-Brand Cards. Our patented Dual Cards are credit cards that function as private label credit cards when used to purchase goods and services from our partners and as general purpose credit cards when used elsewhere. We also offer general purpose co-branded credit cards that do not function as private label cards. Credit extended under our Dual Cards and general purpose co-branded credit cards typically is extended under standard terms only. Dual Cards and general purpose co-branded credit cards are primarily offered through our Retail Card platform. At June 30, 2018, we offered these credit cards through 21 of our 28 ongoing Retail Card programs, of which the majority are Dual Cards.

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

Business Trends and Conditions
____________________________________________________________________________________________
We believe our business and results of operations will be impacted in the future by various trends and conditions. For a discussion of certain trends and conditions, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Trends and Conditions” in our 2017 Form 10-K. For a discussion of how certain trends and conditions impacted the three and six months ended June 30, 2018, see “—Results of Operations.”
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

Results of Operations
____________________________________________________________________________________________
Highlights for the Three and Six Months Ended June 30, 2018
Below are highlights of our performance for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, as applicable, except as otherwise noted.

•
Net earnings increased 40.3% to $696 million and 34.3% to $1,336 million for the three and six months ended June 30, 2018, respectively, driven by higher net interest income and lower provision for income taxes, partially offset by increases in other expense. The increase for the three months ended June 30, 2018 was also driven by lower provision for loan losses.

•	Loan receivables increased 4.5% to $78,879 million at June 30, 2018 compared to June 30, 2017, primarily driven by higher purchase volume and average active account growth.

•	Net interest income increased 2.7% to $3,737 million and 4.9% to $7,579 million for the three and six months ended June 30, 2018, respectively, primarily due to higher average loan receivables.

•
Retailer share arrangements decreased 2.4% to $653 million for the three months ended June 30, 2018, primarily due to the impact from the Toys "R" Us bankruptcy. Retailer share arrangements increased 1.5% to $1,373 million for the six months ended June 30, 2018, primarily as a result of growth of the programs in which we have retailer share arrangements, partially offset by the impact from the Toys "R" Us bankruptcy.

•
Over-30 day loan delinquencies as a percentage of period-end loan receivables decreased 8 basis points to 4.17% at June 30, 2018 from 4.25% at June 30, 2017, and net charge-off rate increased 55 basis points to 5.97% and 69 basis points to 6.06% for the three and six months ended June 30, 2018, respectively.

•
Provision for loan losses decreased by $46 million, or 3.5%, for the three months ended June 30, 2018, primarily due to a lower loan loss reserve build, partially offset by higher net charge-offs. Provision for loan losses remained relatively flat for the six months ended June 30, 2018, as the increase in net charge-offs was largely offset by a lower loan loss reserve build. Our allowance coverage ratio (allowance for loan losses as a percent of end of period loan receivables) increased to 7.43% at June 30, 2018, as compared to 6.63% at June 30, 2017.

•
Other expense increased by $64 million, or 7.0%, and $144 million, or 7.9%, for the three and six months ended June 30, 2018, respectively, primarily driven by business growth and strategic investments, as well as preparing for the expansion of the PayPal Credit portfolio.

•
Provision for income taxes decreased by $96 million, or 32.9%, and $172 million, or 29.9%, for the three and six months ended June 30, 2018, respectively, primarily due to the reduction in the corporate tax rate included in the Tax Act.

•
At June 30, 2018, deposits represented 73% of our total funding sources. Total deposits increased 4.5% to $59.0 billion at June 30, 2018, compared to December 31, 2017, driven primarily by growth in our direct deposits of 8.2% to $46.2 billion, partially offset by a reduction in our brokered deposits.

•
On May 17, 2018, the Board announced plans to increase our quarterly dividend to $0.21 per share commencing in the third quarter of 2018 and approval of a share repurchase program of up to $2.2 billion through June 30, 2019. During the six months ended June 30, 2018, we repurchased $901 million of our outstanding common stock, and declared and paid cash dividends of $0.30 per share, or $227 million.

•	In June 2018, we completed our acquisition of Loop Commerce, a provider of digital and in-store gifting services.

2018 New and Extended Partner Agreements

•
On July 2, 2018, we completed our acquisition of $7.6 billion of loan receivables, comprising of PayPal's U.S. consumer credit portfolio, which totaled $6.8 billion, as well as approximately $0.8 billion in participation interests held by unaffiliated third parties. We also extended our existing co-brand credit card program with PayPal and Synchrony Bank is now PayPal’s exclusive issuing bank for the PayPal Credit consumer financing program in the United States.

•
On July 26, 2018, we announced that we will not be renewing our Retail Card program agreement with Walmart, which expires July 31, 2019. See “Our Sales Platforms — Retail Card" in our 2017 Form 10-K for further information on our current program with Walmart.

•	We announced our new partnership with Crate and Barrel in our Retail Card sales platform.

•
We extended our Payment Solutions program agreements with American Signature Furniture, Ashley HomeStore, Briggs & Stratton, Havertys, Nationwide Marketing Group, Robbins Brothers and Sleep Number and announced our new partnerships with Furniture Row, Mahindra and jtv.

•
In our CareCredit sales platform, we renewed LCA Vision and expanded our network to include American Med Spa Association, The Good Feet Store, the Spa Industry Association and the American Veterinary Medical Association.

Summary Earnings
The following table sets forth our results of operations for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2018	2017	2018	2017
Interest income	$4,174	$3,970	$8,418	$7,883
Interest expense	437	333	839	659
Net interest income	3,737	3,637	7,579	7,224
Retailer share arrangements	(653)	(669)	(1,373)	(1,353)
Net interest income, after retailer share arrangements	3,084	2,968	6,206	5,871
Provision for loan losses	1,280	1,326	2,642	2,632
Net interest income, after retailer share arrangements and provision for loan losses	1,804	1,642	3,564	3,239
Other income	63	57	138	150
Other expense	975	911	1,963	1,819
Earnings before provision for income taxes	892	788	1,739	1,570
Provision for income taxes	196	292	403	575
Net earnings	$696	$496	$1,336	$995

Other Financial and Statistical Data
The following table sets forth certain other financial and statistical data for the periods indicated.

	At and for the		At and for the
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2018	2017	2018	2017
Financial Position Data (Average):
Loan receivables, including held for sale	$77,853	$74,090	$78,468	$74,111
Total assets	$96,214	$89,394	$95,962	$89,431
Deposits	$57,573	$52,054	$57,117	$52,062
Borrowings	$20,935	$20,146	$21,069	$20,114
Total equity	$14,407	$14,442	$14,342	$14,383
Selected Performance Metrics:
Purchase volume(1)	$34,268	$33,476	$63,894	$62,356
Retail Card	$27,340	$27,101	$50,722	$50,053
Payment Solutions	$4,288	$3,930	$8,111	$7,616
CareCredit	$2,640	$2,445	$5,061	$4,687
Average active accounts (in thousands)(2)	69,344	68,635	70,540	69,307
Net interest margin(3)	15.33%	16.20%	15.69%	16.19%
Net charge-offs	$1,159	$1,001	$2,357	$1,975
Net charge-offs as a % of average loan receivables, including held for sale	5.97%	5.42%	6.06%	5.37%
Allowance coverage ratio(4)	7.43%	6.63%	7.43%	6.63%
Return on assets(5)	2.9%	2.2%	2.8%	2.2%
Return on equity(6)	19.4%	13.8%	18.8%	14.0%
Equity to assets(7)	14.97%	16.16%	14.95%	16.08%
Other expense as a % of average loan receivables, including held for sale	5.02%	4.93%	5.04%	4.95%
Efficiency ratio(8)	31.0%	30.1%	30.9%	30.2%
Effective income tax rate	22.0%	37.1%	23.2%	36.6%
Selected Period-End Data:
Loan receivables	$78,879	$75,458	$78,879	$75,458
Allowance for loan losses	$5,859	$5,001	$5,859	$5,001
30+ days past due as a % of period-end loan receivables(9)	4.17%	4.25%	4.17%	4.25%
90+ days past due as a % of period-end loan receivables(9)	1.98%	1.90%	1.98%	1.90%
Total active accounts (in thousands)(2)	69,767	69,277	69,767	69,277
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

	2018			2017
Three months ended June 30 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$13,097	$59	1.81%	$10,758	$28	1.04%
Securities available for sale	6,803	34	2.00%	5,195	15	1.16%
Loan receivables(3):
Credit cards, including held for sale	74,809	4,010	21.50%	71,206	3,858	21.73%
Consumer installment loans	1,648	37	9.01%	1,461	34	9.33%
Commercial credit products	1,346	34	10.13%	1,378	34	9.90%
Other	50	—	—%	45	1	NM
Total loan receivables	77,853	4,081	21.03%	74,090	3,927	21.26%
Total interest-earning assets	97,753	4,174	17.13%	90,043	3,970	17.68%
Non-interest-earning assets:
Cash and due from banks	1,161			829
Allowance for loan losses	(5,768)			(4,781)
Other assets	3,068			3,303
Total non-interest-earning assets	(1,539)			(649)
Total assets	$96,214			$89,394
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$57,303	$273	1.91%	$51,836	$202	1.56%
Borrowings of consolidated securitization entities	11,821	80	2.71%	12,213	63	2.07%
Senior unsecured notes	9,114	84	3.70%	7,933	68	3.44%
Total interest-bearing liabilities	78,238	437	2.24%	71,982	333	1.86%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	270			218
Other liabilities	3,299			2,752
Total non-interest-bearing liabilities	3,569			2,970
Total liabilities	81,807			74,952
Equity
Total equity	14,407			14,442
Total liabilities and equity	$96,214			$89,394
Interest rate spread(4)			14.89%			15.82%
Net interest income		$3,737			$3,637
Net interest margin(5)			15.33%			16.20%

	2018			2017
Six months ended June 30 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$12,768	$106	1.67%	$10,656	$49	0.93%
Securities available for sale	6,197	59	1.92%	5,204	30	1.16%
Loan receivables(3):
Credit cards, including held for sale	75,492	8,109	21.66%	71,285	7,669	21.69%
Consumer installment loans	1,610	73	9.14%	1,425	66	9.34%
Commercial credit products	1,316	70	10.73%	1,348	68	10.17%
Other	50	1	4.03%	53	1	3.80%
Total loan receivables	78,468	8,253	21.21%	74,111	7,804	21.23%
Total interest-earning assets	97,433	8,418	17.42%	89,971	7,883	17.67%
Non-interest-earning assets:
Cash and due from banks	1,179			816
Allowance for loan losses	(5,689)			(4,595)
Other assets	3,039			3,239
Total non-interest-earning assets	(1,471)			(540)
Total assets	$95,962			$89,431
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$56,832	$522	1.85%	$51,833	$396	1.54%
Borrowings of consolidated securitization entities	12,114	154	2.56%	12,267	128	2.10%
Senior unsecured notes	8,955	163	3.67%	7,847	135	3.47%
Total interest-bearing liabilities	77,901	839	2.17%	71,947	659	1.85%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	285			229
Other liabilities	3,434			2,872
Total non-interest-bearing liabilities	3,719			3,101
Total liabilities	81,620			75,048
Equity
Total equity	14,342			14,383
Total liabilities and equity	$95,962			$89,431
Interest rate spread(4)			15.25%			15.82%
Net interest income		$7,579			$7,224
Net interest margin(5)			15.69%			16.19%
______________________

(1)	Average yields/rates are based on total interest income/expense over average balances.

(2)
Includes average restricted cash balances of $365 million and $464 million for the three months ended June 30, 2018 and 2017, respectively, and $567 million and $578 million for the six months ended June 30, 2018 and 2017, respectively.

(3)
Interest income on loan receivables includes fees on loans of $595 million and $625 million for the three months ended June 30, 2018 and 2017, respectively, and $1,239 million and $1,253 million for the six months ended June 30, 2018 and 2017, respectively.

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
Interest Income
Interest income increased by $204 million, or 5.1%, and by $535 million, or 6.8%, for the three and six months ended June 30, 2018, driven primarily by growth in our average loan receivables.
Average interest-earning assets

Three months ended June 30 ($ in millions)	2018	%	2017	%
Loan receivables, including held for sale	$77,853	79.6%	$74,090	82.3%
Liquidity portfolio and other	19,900	20.4%	15,953	17.7%
Total average interest-earning assets	$97,753	100.0%	$90,043	100.0%

Six months ended June 30 ($ in millions)	2018	%	2017	%
Loan receivables, including held for sale	$78,468	80.5%	$74,111	82.4%
Liquidity portfolio and other	18,965	19.5%	15,860	17.6%
Total average interest-earning assets	$97,433	100.0%	$89,971	100.0%
The increases in average loan receivables of 5.1% and 5.9% for the three months and six months ended June 30, 2018, respectively, were driven primarily by higher purchase volume of 2.4% and 2.5% and average active account growth of 1.0% and 1.8%, respectively.
Average active accounts increased to 69.3 million and 70.5 million for the three and six months ended June 30, 2018, respectively, and the average balance per active account increased 4.0% for both periods.
Yield on average interest-earning assets
The yield on average interest-earning assets decreased for the three and six months ended June 30, 2018. The decreases were primarily due to a lower percentage of interest-earning assets attributable to loan receivables as a result of the pre-funding strategy for the PayPal Credit portfolio acquisition.
Interest Expense
Interest expense increased by $104 million, or 31.2%, and by $180 million, or 27.3%, for the three and six months ended June 30, 2018, respectively, driven primarily by higher cost of funds and the growth in our deposit liabilities. Our cost of funds increased to 2.24% and 2.17% for the three and six months ended June 30, 2018, respectively, compared to 1.86% and 1.85% for the three and six months ended June 30, 2017, respectively, primarily due to higher benchmark interest rates and the pre-funding strategy for the PayPal Credit portfolio acquisition.

Average interest-bearing liabilities

Three months ended June 30 ($ in millions)	2018	%	2017	%
Interest-bearing deposit accounts	$57,303	73.2%	$51,836	72.0%
Borrowings of consolidated securitization entities	11,821	15.1%	12,213	17.0%
Third-party debt	9,114	11.7%	7,933	11.0%
Total average interest-bearing liabilities	$78,238	100.0%	$71,982	100.0%

Six months ended June 30 ($ in millions)	2018	%	2017	%
Interest-bearing deposit accounts	$56,832	73.0%	$51,833	72.0%
Borrowings of consolidated securitization entities	12,114	15.5%	12,267	17.1%
Third-party debt	8,955	11.5%	7,847	10.9%
Total average interest-bearing liabilities	$77,901	100.0%	$71,947	100.0%
The increase in average interest-bearing liabilities for the three months and six months ended June 30, 2018 was driven primarily by growth in our direct deposits.
Net Interest Income
Net interest income increased by $100 million, or 2.7%, and $355 million, or 4.9%, for the three and six months ended June 30, 2018, respectively, primarily driven by higher average loan receivables.
Retailer Share Arrangements
Retailer share arrangements decreased by $16 million, or 2.4%, for the three months ended June 30, 2018, primarily due to the impact from the Toys "R" Us bankruptcy. Retailer share arrangements increased $20 million, or 1.5%, for the six months ended June 30, 2018, primarily as a result of growth of the programs in which we have retailer share arrangements, partially offset by the impact from the Toys "R" Us bankruptcy.
Provision for Loan Losses
Provision for loan losses decreased by $46 million, or 3.5%, for the three months ended June 30, 2018, primarily due to a lower loan loss reserve build, partially offset by higher net charge-offs. Provision for loan losses remained relatively flat for the six months ended June 30, 2018, as the increase in net charge-offs was largely offset by a lower loan loss reserve build.
Our allowance coverage ratio increased to 7.43% at June 30, 2018, as compared to 6.63% at June 30, 2017, reflecting an increase in forecasted losses inherent in our loan portfolio.
Other Income

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2018	2017	2018	2017
Interchange revenue	$177	$165	$335	$310
Debt cancellation fees	66	68	132	136
Loyalty programs	(192)	(206)	(347)	(343)
Other	12	30	18	47
Total other income	$63	$57	$138	$150

Other income increased by $6 million, or 10.5%, for the three months ended June 30, 2018 and decreased by $12 million, or 8.0%, for the six months ended June 30, 2018. Interchange revenue increased in both periods driven by increased purchase volume outside of our retail partners' sales channels. Loyalty costs decreased for the three months ended June 30, 2018 primarily due to higher reward redemption rates experienced in the prior year, and remained relatively flat for the six months ended June 30, 2018. Other income also decreased for both current year periods due to the impact of a pre-tax gain of $18 million recognized in the three months ended June 30, 2017.
Other Expense

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2018	2017	2018	2017
Employee costs	$351	$318	$709	$641
Professional fees	177	158	343	309
Marketing and business development	110	124	231	218
Information processing	99	88	203	178
Other	238	223	477	473
Total other expense	$975	$911	$1,963	$1,819
Other expense increased by $64 million, or 7.0%, and by $144 million, or 7.9%, for the three and six months ended June 30, 2018, respectively, primarily due to increases in employee costs, as well as increases in professional fees and information processing.
The increases in employee costs were primarily due to new employees added to support the continued growth of the business. Information processing costs and professional fees increased primarily due to both business growth and strategic investments.
Provision for Income Taxes

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2018	2017	2018	2017
Effective tax rate	22.0%	37.1%	23.2%	36.6%
Provision for income taxes	$196	$292	$403	$575
The effective tax rate for the three and six months ended June 30, 2018 decreased compared to the same period in the prior year primarily due to the reduction in the corporate tax rate from 35% to 21%. In each period, the effective tax rate differs from the applicable U.S. federal statutory rate primarily due to state income taxes.
Platform Analysis
As discussed above under “—Our Sales Platforms,” we offer our products through three sales platforms (Retail Card, Payment Solutions and CareCredit), which management measures based on their revenue-generating activities. The following is a discussion of certain supplemental information for the three and six months ended June 30, 2018, for each of our sales platforms.

Retail Card

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2018	2017	2018	2017
Purchase volume	$27,340	$27,101	$50,722	$50,053
Period-end loan receivables	$52,918	$51,437	$52,918	$51,437
Average loan receivables	$52,427	$50,533	$53,047	$50,588
Average active accounts (in thousands)	54,092	54,058	55,211	54,729

Interest and fees on loans	$2,993	$2,900	$6,089	$5,788
Retailer share arrangements	$(644)	$(657)	$(1,358)	$(1,338)
Other income	$48	$25	$113	$102
Retail Card interest and fees on loans increased by $93 million, or 3.2%, and by $301 million, or 5.2%, for the three and six months ended June 30, 2018, respectively. These increases were primarily the result of growth in average loan receivables.
Retailer share arrangements decreased by $13 million, or 2.0%, for the three months ended June 30, 2018 and increased by $20 million, or 1.5%, for the six months ended June 30, 2018, respectively, primarily as a result of the factors discussed under the heading “Retailer Share Arrangements” above.
Other income increased by $23 million, or 92.0%, and by $11 million, or 10.8%, for the three and six months ended June 30, 2018, respectively, primarily as a result of the changes in interchange revenue and loyalty costs discussed under the heading “Other Income” above.
Payment Solutions

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2018	2017	2018	2017
Purchase volume	$4,288	$3,930	$8,111	$7,616
Period-end loan receivables	$16,875	$15,595	$16,875	$15,595
Average loan receivables	$16,562	$15,338	$16,595	$15,381
Average active accounts (in thousands)	9,433	9,031	9,492	9,061

Interest and fees on loans	$566	$533	$1,128	$1,048
Retailer share arrangements	$(7)	$(9)	$(11)	$(10)
Other income	$4	$6	$6	$10
Payment Solutions interest and fees on loans increased by $33 million, or 6.2%, and by $80 million, or 7.6%, for the three and six months ended June 30, 2018, respectively. These increases were primarily driven by growth in average loan receivables.

CareCredit

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2018	2017	2018	2017
Purchase volume	$2,640	$2,445	$5,061	$4,687
Period-end loan receivables	$9,086	$8,426	$9,086	$8,426
Average loan receivables	$8,864	$8,219	$8,826	$8,142
Average active accounts (in thousands)	5,819	5,546	5,837	5,517

Interest and fees on loans	$522	$494	$1,036	$968
Retailer share arrangements	$(2)	$(3)	$(4)	$(5)
Other income	$11	$26	$19	$38
CareCredit interest and fees on loans increased by $28 million, or 5.7%, and by $68 million, or 7.0%, for the three and six months ended June 30, 2018. The increase was primarily driven by growth in average loan receivables.
Debt Securities
____________________________________________________________________________________________
The following discussion provides supplemental information regarding our debt securities portfolio. All of our debt securities are classified as available-for-sale at June 30, 2018 and December 31, 2017, and are held to meet our liquidity objectives and to comply with the Community Reinvestment Act. Debt securities classified as available-for-sale are reported in our Condensed Consolidated Statements of Financial Position at fair value.
The following table sets forth the amortized cost and fair value of our portfolio of debt securities at the dates indicated:

	At June 30, 2018		At December 31, 2017
($ in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
U.S. government and federal agency	$3,756	$3,748	$2,419	$2,416
State and municipal	42	41	44	44
Residential mortgage-backed	1,283	1,234	1,258	1,231
Asset-backed	1,757	1,754	781	780
U.S. corporate debt	2	2	2	2
Total	$6,840	$6,779	$4,504	$4,473
Unrealized gains and losses, net of the related tax effects, on available-for-sale debt securities that are not other-than-temporarily impaired are excluded from earnings and are reported as a separate component of comprehensive income (loss) until realized. At June 30, 2018, our debt securities had gross unrealized gains of $1 million and gross unrealized losses of $62 million. At December 31, 2017, our debt securities had gross unrealized gains of $1 million and gross unrealized losses of $32 million.

Our debt securities portfolio had the following maturity distribution at June 30, 2018.

($ in millions)	Due in 1 Year or Less	Due After 1 through 5 Years	Due After 5 through 10 Years	Due After 10 years	Total
U.S. government and federal agency	$3,480	$268	$—	$—	$3,748
State and municipal	—	—	2	39	41
Residential mortgage-backed	—	—	135	1,099	1,234
Asset-backed	1,215	539	—	—	1,754
U.S. corporate debt	2	—	—	—	2
Total(1)	$4,697	$807	$137	$1,138	$6,779
Weighted average yield(2)	2.1%	2.2%	3.3%	2.8%	2.2%
______________________

(1)	Amounts stated represent estimated fair value.

(2)	Weighted average yield is calculated based on the amortized cost of each security. In calculating yield, no adjustment has been made with respect to any tax-exempt obligations.
At June 30, 2018, we did not hold investments in any single issuer with an aggregate book value that exceeded 10% of equity, excluding obligations of the U.S. government.
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

($ in millions)	At June 30, 2018	(%)	At December 31, 2017	(%)
Loans
Credit cards	$75,753	96.0%	$79,026	96.5%
Consumer installment loans	1,708	2.2	1,578	1.9
Commercial credit products	1,356	1.7	1,303	1.6
Other	62	0.1	40	—
Total loans	$78,879	100.0%	$81,947	100.0%
Loan receivables decreased by $3,068 million, or 3.7%, at June 30, 2018 compared to December 31, 2017, primarily driven by the seasonality of our business.
Loan receivables increased by $3,421 million, or 4.5%, at June 30, 2018 compared to June 30, 2017, primarily driven by higher purchase volume and average active account growth.
On July 2, 2018, we completed our acquisition of PayPal's U.S. consumer credit portfolio. See Note 14. Subsequent Events to our condensed consolidated financial statements for further details.

Our loan receivables portfolio had the following geographic concentration at June 30, 2018.

($ in millions)	Loan Receivables Outstanding	% of Total Loan Receivables Outstanding
State
Texas	$8,079	10.2%
California	$8,019	10.2%
Florida	$6,619	8.4%
New York	$4,380	5.6%
Pennsylvania	$3,301	4.2%
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

($ in millions)	At June 30, 2018	At December 31, 2017
Non-accrual loan receivables	$3	$5
Loans contractually 90 days past-due and still accruing interest	1,558	1,864
Earning TDRs(1)	996	940
Non-accrual, past-due and restructured loan receivables	$2,557	$2,809
______________________

(1)
At June 30, 2018 and December 31, 2017, balances exclude $104 million and $103 million, respectively, of TDRs which are included in loans contractually 90 days past-due and still accruing interest on the balance. See Note 4. Loan Receivables and Allowance for Loan Losses to our condensed consolidated financial statements for additional information on the financial effects of TDRs for the three and six months ended June 30, 2018 and 2017.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2018	2017	2018	2017
Gross amount of interest income that would have been recorded in accordance with the original contractual terms	$65	$53	$127	$104
Interest income recognized	12	11	24	23
Total interest income foregone	$53	$42	$103	$81

Delinquencies
Over-30 day loan delinquencies as a percentage of period-end loan receivables decreased to 4.17% at June 30, 2018 from 4.25% at June 30, 2017, and decreased from 4.67% at December 31, 2017. The 8 basis point decrease compared to the same period in the prior year includes the impact in the current year from certain underwriting refinements. The decrease as compared to December 31, 2017 was primarily driven by the seasonality of our business, as well as the factors referenced above.
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
The table below sets forth the ratio of net charge-offs to average loan receivables, including held for sale, for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Ratio of net charge-offs to average loan receivables, including held for sale	5.97%	5.42%	6.06%	5.37%
Allowance for Loan Losses
The allowance for loan losses totaled $5,859 million at June 30, 2018, compared with $5,574 million at December 31, 2017 and $5,001 million at June 30, 2017, representing our best estimate of probable losses inherent in the portfolio. Our allowance for loan losses as a percentage of total loan receivables increased to 7.43% at June 30, 2018, from 6.80% at December 31, 2017 and 6.63% at June 30, 2017, which reflects the increase in forecasted net charge-offs over the next twelve months. The increase from December 31, 2017 also includes the effects of the seasonality of our business. See "Business Trends and Conditions — Asset Quality" in our 2017 Form 10-K for discussion of the various factors that contribute to forecasted net charge-offs over the next twelve months.
The following tables provide changes in our allowance for loan losses for the periods presented:

($ in millions)	Balance at April 1, 2018	Provision charged to operations	Gross charge-offs	Recoveries	Balance at June 30, 2018

Credit cards	$5,640	$1,255	$(1,375)	$237	$5,757
Consumer installment loans	45	14	(12)	4	51
Commercial credit products	52	11	(14)	1	50
Other	1	—	—	—	1
Total	$5,738	$1,280	$(1,401)	$242	$5,859

($ in millions)	Balance at April 1, 2017	Provision charged to operations	Gross charge-offs	Recoveries	Balance at June 30, 2017

Credit cards	$4,585	$1,301	$(1,194)	$214	$4,906
Consumer installment loans	40	1	(11)	4	34
Commercial credit products	50	24	(16)	2	60
Other	1	—	—	—	1
Total	$4,676	$1,326	$(1,221)	$220	$5,001

($ in millions)	Balance at January 1, 2018	Provision charged to operations	Gross charge-offs	Recoveries	Balance at June 30, 2018

Credit cards	$5,483	$2,589	$(2,747)	$432	$5,757
Consumer installment loans	40	30	(27)	8	51
Commercial credit products	50	23	(26)	3	50
Other	1	—	—	—	1
Total	$5,574	$2,642	$(2,800)	$443	$5,859

	Balance at January 1, 2017	Provision charged to operations	Gross charge- offs	Recoveries	Balance at June 30, 2017
($ in millions)
Credit cards	$4,254	$2,579	$(2,378)	$451	$4,906
Consumer installment loans	37	14	(25)	8	34
Commercial credit products	52	39	(34)	3	60
Other	1	—	—	—	1
Total	$4,344	$2,632	$(2,437)	$462	$5,001
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
Funding Sources
Our primary funding sources include cash from operations, deposits (direct and brokered deposits), securitized financings and third-party debt.
The following table summarizes information concerning our funding sources during the periods indicated:

	2018			2017
Three months ended June 30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$57,303	73.2%	1.9%	$51,836	72.0%	1.6%
Securitized financings	11,821	15.1	2.7	12,213	17.0	2.1
Senior unsecured notes	9,114	11.7	3.7	7,933	11.0	3.4
Total	$78,238	100.0%	2.2%	$71,982	100.0%	1.9%

(1)
Excludes $270 million and $218 million average balance of non-interest-bearing deposits for the three months ended June 30, 2018 and 2017, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the three months ended June 30, 2018 and 2017.

	2018			2017
Six months ended June 30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$56,832	73.0%	1.9%	$51,833	72.0%	1.5%
Securitized financings	12,114	15.5	2.6	12,267	17.1	2.1
Senior unsecured notes	8,955	11.5	3.7	7,847	10.9	3.5
Total	$77,901	100.0%	2.2%	$71,947	100.0%	1.8%
______________________

(1)
Excludes $285 million and $229 million average balance of non-interest-bearing deposits for the six months ended June 30, 2018 and 2017, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the six months ended June 30, 2018 and 2017.

Deposits
We obtain deposits directly from retail and commercial customers (“direct deposits”) or through third-party brokerage firms that offer our deposits to their customers (“brokered deposits”). At June 30, 2018, we had $46.2 billion in direct deposits and $12.8 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger that channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to continue to expand our direct deposits base as a source of stable and diversified low-cost funding.
Our direct deposits include a range of FDIC-insured deposit products, including certificates of deposit, IRAs, money market accounts and savings accounts.
Brokered deposits are primarily from retail customers of large brokerage firms. We have relationships with 10 brokers that offer our deposits through their networks. Our brokered deposits consist primarily of certificates of deposit that bear interest at a fixed rate and at June 30, 2018, had a weighted average remaining life of 2.7 years. These deposits generally are not subject to early withdrawal.
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
The following table summarizes certain information regarding our interest-bearing deposits by type (all of which constitute U.S. deposits) for the periods indicated:

Three months ended June 30 ($ in millions)	2018			2017
	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$26,906	46.9%	1.9%	$21,825	42.1%	1.6%
Savings accounts (including money market accounts)	18,206	31.8	1.6	17,607	34.0	1.1
Brokered deposits	12,191	21.3	2.5	12,404	23.9	2.3
Total interest-bearing deposits	$57,303	100.0%	1.9%	$51,836	100.0%	1.6%

Six months ended June 30 ($ in millions)	2018			2017
	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$26,467	46.6%	1.8%	$21,532	41.6%	1.6%
Savings accounts (including money market accounts)	18,011	31.7	1.5	17,477	33.7	1.1
Brokered deposits	12,354	21.7	2.4	12,824	24.7	2.2
Total interest-bearing deposits	$56,832	100.0%	1.9%	$51,833	100.0%	1.5%
Our deposit liabilities provide funding with maturities ranging from one day to ten years. At June 30, 2018, the weighted average maturity of our interest-bearing time deposits was 1.5 years. See Note 7. Deposits to our condensed consolidated financial statements for more information on their maturities.
The following table summarizes deposits by contractual maturity at June 30, 2018.

($ in millions)	3 Months or Less	Over 3 Months but within 6 Months	Over 6 Months but within 12 Months	Over 12 Months	Total
U.S. deposits (less than $100,000)(1)	$7,198	$2,267	$5,668	$10,470	$25,603
U.S. deposits ($100,000 or more)
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	1,639	3,143	7,097	6,341	18,220
Savings accounts (including money market accounts)	13,582	—	—	—	13,582
Brokered deposits:
Sweep accounts	1,606	—	—	—	1,606
Total	$24,025	$5,410	$12,765	$16,811	$59,011
______________________

(1)	Includes brokered certificates of deposit for which underlying individual deposit balances are assumed to be less than $100,000.
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

The following table summarizes expected contractual maturities of the investors’ interests in securitized financings, excluding debt premiums, discounts and issuance costs at June 30, 2018.

($ in millions)	Less Than One Year	One Year Through Three Years	After Three Through Five Years	After Five Years	Total
Scheduled maturities of long-term borrowings—owed to securitization investors:
SYNCT(1)	$1,778	$4,663	$1,591	$—	$8,032
SFT	233	2,617	—	—	2,850
SYNIT	—	1,300	—	—	1,300
Total long-term borrowings—owed to securitization investors	$2,011	$8,580	$1,591	$—	$12,182
______________________

(1)	Excludes subordinated classes of SYNCT notes that we own.
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
The following table summarizes for each of our trusts the three-month rolling average excess spread at June 30, 2018.

	Note Principal Balance ($ in millions)	# of Series Outstanding	Three-Month Rolling Average Excess Spread(1)
SYNCT(2)	$9,048	16	~14.3% to 15.3%
SFT	$2,850	10	10.9%
SYNIT	$1,300	4	~18.2% to 18.4%
______________________

(1)
Represents the excess spread (generally calculated as interest income collected from the applicable pool of loan receivables less applicable net charge-offs, interest expense and servicing costs, divided by the aggregate principal amount of loan receivables in the applicable pool) for SFT or, in the case of SYNCT and SYNIT, a range of the excess spreads relating to the particular series issued within each trust, in each case calculated in accordance with the applicable trust or series documentation, for the three securitization monthly periods ended June 30, 2018.

(2)	Includes subordinated classes of SYNCT notes that we own.

Third-Party Debt
Senior Unsecured Notes
The following table provides a summary of our outstanding senior unsecured notes at June 30, 2018.

($ in millions)	Maturity	Principal Amount Outstanding(1)
Fixed rate senior unsecured notes:
Synchrony Financial
2.600% senior unsecured notes	January, 2019	$1,000
3.000% senior unsecured notes	August, 2019	1,100
2.700% senior unsecured notes	February, 2020	750
3.750% senior unsecured notes	August, 2021	750
4.250% senior unsecured notes	August, 2024	1,250
4.500% senior unsecured notes	July, 2025	1,000
3.700% senior unsecured notes	August, 2026	500
3.950% senior unsecured notes	December, 2027	1,000
Synchrony Bank
3.000% senior unsecured notes	June, 2022	750
3.650% senior unsecured notes	May, 2021	750
Total fixed rate senior unsecured notes		$8,850

Floating rate senior unsecured notes:
Synchrony Financial
Three-month LIBOR plus 1.23% senior unsecured notes	February, 2020	$250
Synchrony Bank
Three-month LIBOR plus 0.625% senior unsecured notes	March, 2020	500
Total floating rate senior unsecured notes		$750
______________________

(1)	The amounts shown exclude unamortized debt discount, premiums and issuance cost.
At June 30, 2018, the aggregate amount of outstanding senior unsecured notes was $9.6 billion and the weighted average interest rate was 3.51%.
Short-Term Borrowings
Except as described above, there were no material short-term borrowings for the periods presented.
Other
At June 30, 2018, we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
Covenants
The indenture pursuant to which our senior unsecured notes have been issued includes various covenants. If we do not satisfy any of these covenants, the maturity of amounts outstanding thereunder may be accelerated and become payable. We were in compliance with all of these covenants at June 30, 2018.
At June 30, 2018, we were not in default under any of our credit facilities or senior unsecured notes.

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
We maintain a liquidity portfolio, which at June 30, 2018 had $21.5 billion of liquid assets, primarily consisting of cash and equivalents and short-term obligations of the U.S. Treasury, less cash in transit which is not considered to be liquid, compared to $15.1 billion of liquid assets at December 31, 2017. The increase in liquid assets was primarily due to deposit growth as part of our pre-funding strategy for the PayPal Credit portfolio acquisition.
As additional sources of liquidity, at June 30, 2018, we had an aggregate of $6.0 billion of undrawn committed capacity on our securitized financings, subject to customary borrowing conditions, from private lenders under our securitization programs and $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders, and we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
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
In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act was enacted, which among other things, includes changes to stress testing reporting thresholds based on an institution’s total consolidated assets. The Act will likely decrease the overall regulatory burden on savings and loan holding companies, though the ultimate impact will not be known until the regulators have finalized the law's implementation.
Dividend and Share Repurchases

Cash Dividends Declared	Month of Payment	Amount per Common Share	Amount
($ in millions, except per share data)
Three months ended March 31, 2018	February, 2018	$0.15	$114
Three months ended June 30, 2018	May, 2018	0.15	113
Total dividends declared		$0.30	$227

On May 17, 2018, the Board announced plans to increase our quarterly dividend to $0.21 per share commencing in the third quarter of 2018. The declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board and will depend on many factors. For a discussion of regulatory and other restrictions on our ability to pay dividends and repurchase stock, see “Risk Factors—Risks Relating to Regulation—We are subject to restrictions that limit its ability to pay dividends and repurchase its common stock; the Bank is subject to restrictions that limit its ability to pay dividends to Synchrony, which could limit Synchrony's ability to pay dividends, repurchase its common stock or make payments on its indebtedness” in our 2017 Form 10-K.

Shares Repurchased Under Publicly Announced Programs	Total Number of Shares Purchased	Dollar Value of Shares Purchased

($ and shares in millions)
Three months ended March 31, 2018	10.4	$410
Three months ended June 30, 2018	14.0	$491
Total	24.4	$901

In May 2018, we completed our share repurchase program of up to $1.64 billion (the "2017 Share Repurchase Program"). On May 17, 2018, the Company approved a share repurchase program of up to $2.2 billion through June 30, 2019 (the "2018 Share Repurchase Program"). Through the end of the second quarter of 2018, we have repurchased approximately $281 million of common stock as part of the 2018 Share Repurchase Program and expect to complete the share repurchase program by the end of the second quarter of 2019. We made, and expect to continue to make, share repurchases subject to market conditions and other factors, including legal and regulatory restrictions and required approvals.

Regulatory Capital Requirements - Synchrony Financial
As a savings and loan holding company, we are required to maintain minimum capital ratios, under the applicable U.S. Basel III capital rules. For more information, see “Regulation—Savings and Loan Holding Company Regulation” in our 2017 Form 10-K.
For Synchrony Financial to be a well-capitalized savings and loan holding company, Synchrony Bank must be well-capitalized and Synchrony Financial must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. As of June 30, 2018, Synchrony Financial met all the requirements to be deemed well-capitalized.
The following table sets forth at June 30, 2018 and December 31, 2017 the composition of our capital ratios for the Company calculated under the Basel III regulatory capital standards, respectively.

	Basel III
	At June 30, 2018(1)		At December 31, 2017(2)
($ in millions)	Amount	Ratio(3)	Amount	Ratio(3)
Total risk-based capital	$13,885	18.0%	$13,954	17.3%
Tier 1 risk-based capital	$12,858	16.6%	$12,890	16.0%
Tier 1 leverage	$12,858	13.6%	$12,890	13.8%
Common equity Tier 1 capital	$12,858	16.6%	$12,890	16.0%
Risk-weighted assets	$77,322		$80,669
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

The increase in our Common equity Tier 1 capital ratio was primarily due to the seasonal decline in loan receivables which resulted in a corresponding decrease in risk-weighted assets in the six months ended June 30, 2018.
Regulatory Capital Requirements - Synchrony Bank
At June 30, 2018 and December 31, 2017, the Bank met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. The following table sets forth the composition of the Bank’s capital ratios calculated under the Basel III rules at June 30, 2018 and December 31, 2017.

	At June 30, 2018		At December 31, 2017		Minimum to be Well- Capitalized under Prompt Corrective Action Provisions - Basel III
($ in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital	$11,386	17.6%	$10,842	16.2%	$6,487	10.0%
Tier 1 risk-based capital	$10,521	16.2%	$9,958	14.9%	$5,189	8.0%
Tier 1 leverage	$10,521	13.1%	$9,958	12.9%	$4,030	5.0%
Common equity Tier 1 capital	$10,521	16.2%	$9,958	14.9%	$4,216	6.5%
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

Off-Balance Sheet Arrangements and Unfunded Lending Commitments
____________________________________________________________________________________________
We do not have any significant off-balance sheet arrangements, including guarantees of third-party obligations. Guarantees are contracts or indemnification agreements that contingently require us to make a guaranteed payment or perform an obligation to a third-party based on certain trigger events. At June 30, 2018, we had not recorded any contingent liabilities in our Condensed Consolidated Statement of Financial Position related to any guarantees. See Note 9 - Fair Value Measurements to our condensed consolidated financial statements for information on contingent consideration liabilities related to business acquisitions.
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

ITEM 1. FINANCIAL STATEMENTS
Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Earnings
(Unaudited)
____________________________________________________________________________________________

	Three months ended June 30,		Six months ended June 30,
($ in millions, except per share data)	2018	2017	2018	2017
Interest income:
Interest and fees on loans (Note 4)	$4,081	$3,927	$8,253	$7,804
Interest on debt securities	93	43	165	79
Total interest income	4,174	3,970	8,418	7,883
Interest expense:
Interest on deposits	273	202	522	396
Interest on borrowings of consolidated securitization entities	80	63	154	128
Interest on third-party debt	84	68	163	135
Total interest expense	437	333	839	659
Net interest income	3,737	3,637	7,579	7,224
Retailer share arrangements	(653)	(669)	(1,373)	(1,353)
Net interest income, after retailer share arrangements	3,084	2,968	6,206	5,871
Provision for loan losses (Note 4)	1,280	1,326	2,642	2,632
Net interest income, after retailer share arrangements and provision for loan losses	1,804	1,642	3,564	3,239
Other income:
Interchange revenue	177	165	335	310
Debt cancellation fees	66	68	132	136
Loyalty programs	(192)	(206)	(347)	(343)
Other	12	30	18	47
Total other income	63	57	138	150
Other expense:
Employee costs	351	318	709	641
Professional fees	177	158	343	309
Marketing and business development	110	124	231	218
Information processing	99	88	203	178
Other	238	223	477	473
Total other expense	975	911	1,963	1,819
Earnings before provision for income taxes	892	788	1,739	1,570
Provision for income taxes (Note 12)	196	292	403	575
Net earnings	$696	$496	$1,336	$995

Earnings per share
Basic	$0.93	$0.62	$1.76	$1.23
Diluted	$0.92	$0.61	$1.75	$1.23

Dividends declared per common share	$0.15	$0.13	$0.30	$0.26

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
____________________________________________________________________________________________

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2018	2017	2018	2017

Net earnings	$696	$496	$1,336	$995

Other comprehensive income (loss)
Debt securities	(4)	4	(24)	3
Currency translation adjustments	(3)	2	(6)	1
Employee benefit plans	—	—	1	—
Other comprehensive income (loss)	(7)	6	(29)	4

Comprehensive income	$689	$502	$1,307	$999
Amounts presented net of taxes.

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Financial Position
____________________________________________________________________________________________

($ in millions)	At June 30, 2018	At December 31, 2017
	(Unaudited)
Assets
Cash and equivalents	$15,675	$11,602
Debt securities (Note 3)	6,779	4,473
Loan receivables: (Notes 4 and 5)
Unsecuritized loans held for investment	50,884	55,526
Restricted loans of consolidated securitization entities	27,995	26,421
Total loan receivables	78,879	81,947
Less: Allowance for loan losses	(5,859)	(5,574)
Loan receivables, net	73,020	76,373
Goodwill	1,024	991
Intangible assets, net (Note 6)	863	749
Other assets	1,761	1,620
Total assets	$99,122	$95,808

Liabilities and Equity
Deposits: (Note 7)
Interest-bearing deposit accounts	$58,734	$56,276
Non-interest-bearing deposit accounts	277	212
Total deposits	59,011	56,488
Borrowings: (Notes 5 and 8)
Borrowings of consolidated securitization entities	12,170	12,497
Senior unsecured notes	9,551	8,302
Total borrowings	21,721	20,799
Accrued expenses and other liabilities	3,932	4,287
Total liabilities	$84,664	$81,574

Equity:
Common Stock, par share value $0.001 per share; 4,000,000,000 shares authorized; 833,984,684 shares issued at both June 30, 2018 and December 31, 2017; 746,598,245 and 770,531,433 shares outstanding at June 30, 2018 and December 31, 2017, respectively	$1	$1
Additional paid-in capital	9,486	9,445
Retained earnings	7,906	6,809
Accumulated other comprehensive income (loss):
Debt securities	(43)	(19)
Currency translation adjustments	(23)	(17)
Other	(27)	(28)
Treasury Stock, at cost; 87,386,439 and 63,453,251 shares at June 30, 2018 and December 31, 2017, respectively	(2,842)	(1,957)
Total equity	14,458	14,234
Total liabilities and equity	$99,122	$95,808

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
____________________________________________________________________________________________

	Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity

Balance at January 1, 2017	833,985	$1	$9,393	$5,330	$(53)	$(475)	$14,196
Net earnings	—	—	—	995	—	—	995
Other comprehensive income	—	—	—	—	4	—	4
Purchases of treasury stock	—	—	—	—	—	$(676)	(676)
Stock-based compensation	—	—	22	(6)	—	7	23
Dividends - common stock	—	—	—	(210)	—	—	(210)
Balance at June 30, 2017	833,985	$1	$9,415	$6,109	$(49)	$(1,144)	$14,332

Balance at January 1, 2018	833,985	$1	$9,445	$6,809	$(64)	$(1,957)	$14,234
Net earnings	—	—	—	1,336	—	—	1,336
Other comprehensive income	—	—	—	—	(29)	—	(29)
Purchases of treasury stock	—	—	—	—	—	(901)	(901)
Stock-based compensation	—	—	41	(12)	—	16	45
Dividends - common stock	—	—	—	(227)	—	—	(227)
Balance at June 30, 2018	833,985	$1	$9,486	$7,906	$(93)	$(2,842)	$14,458

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
____________________________________________________________________________________________

	Six months ended June 30,
($ in millions)	2018	2017
Cash flows - operating activities
Net earnings	$1,336	$995
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for loan losses	2,642	2,632
Deferred income taxes	(11)	(181)
Depreciation and amortization	144	118
(Increase) decrease in interest and fees receivable	16	(96)
(Increase) decrease in other assets	(112)	(31)
Increase (decrease) in accrued expenses and other liabilities	(256)	(556)
All other operating activities	322	323
Cash provided from (used for) operating activities	4,081	3,204

Cash flows - investing activities
Maturity and sales of debt securities	2,668	2,075
Purchases of debt securities	(5,009)	(966)
Acquisition of loan receivables	—	(73)
Net (increase) decrease in loan receivables	330	(1,179)
All other investing activities	(263)	(297)
Cash provided from (used for) investing activities	(2,274)	(440)

Cash flows - financing activities
Borrowings of consolidated securitization entities
Proceeds from issuance of securitized debt	2,121	1,570
Maturities and repayment of securitized debt	(2,451)	(1,758)
Third-party debt
Proceeds from issuance of third-party debt	1,244	741
Net increase (decrease) in deposits	2,484	792
Purchases of treasury stock	(901)	(676)
Dividends paid on common stock	(227)	(210)
All other financing activities	(4)	(4)
Cash provided from (used for) financing activities	2,266	455

Increase (decrease) in cash and equivalents, including restricted amounts	4,073	3,219
Cash and equivalents, including restricted amounts, at beginning of period	11,817	9,668
Cash and equivalents at end of period:
Cash and equivalents	15,675	12,020
Restricted cash and equivalents included in other assets	215	867
Total cash and equivalents, including restricted amounts, at end of period	$15,890	$12,887

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
NOTE 3.    DEBT SECURITIES
All of our debt securities are classified as available-for-sale and are held to meet our liquidity objectives or to comply with the Community Reinvestment Act. Our debt securities consist of the following:

	June 30, 2018				December 31, 2017
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
($ in millions)	cost	gains	losses	fair value	cost	gains	losses	fair value
U.S. government and federal agency	$3,756	$—	$(8)	$3,748	$2,419	$—	$(3)	$2,416
State and municipal	42	—	(1)	41	44	—	—	44
Residential mortgage-backed(a)	1,283	1	(50)	1,234	1,258	1	(28)	1,231
Asset-backed(b)	1,757	—	(3)	1,754	781	—	(1)	780
U.S. corporate debt	2	—	—	2	2	—	—	2
Total	$6,840	$1	$(62)	$6,779	$4,504	$1	$(32)	$4,473
_______________________

(a)
All of our residential mortgage-backed securities have been issued by government-sponsored entities and are collateralized by U.S. mortgages. At June 30, 2018 and December 31, 2017, $328 million and $344 million of residential mortgage-backed securities, respectively, are pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve Discount Window advances.

(b)	All of our asset-backed securities are collateralized by credit card loans.

The following table presents the estimated fair values and gross unrealized losses of our available-for-sale debt securities:

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
($ in millions)	fair value	losses	fair value	losses
At June 30, 2018
U.S. government and federal agency	$2,605	$(8)	$—	$—
State and municipal	34	(1)	3	—
Residential mortgage-backed	299	(5)	870	(45)
Asset-backed	1,570	(3)	—	—
Total	$4,508	$(17)	$873	$(45)

At December 31, 2017
U.S. government and federal agency	$2,416	$(3)	$—	$—
State and municipal	—	—	29	—
Residential mortgage-backed	142	(1)	1,026	(27)
Asset-backed	626	(1)	—	—
Total	$3,184	$(5)	$1,055	$(27)
We regularly review debt securities for impairment using both qualitative and quantitative criteria. We presently do not intend to sell our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell these securities before recovery of our amortized cost.
There were no other-than-temporary impairments recognized during the six months ended June 30, 2018 and 2017.
Contractual Maturities of Investments in Available-for-Sale Debt Securities

	Amortized	Estimated
At June 30, 2018 ($ in millions)	cost	fair value

Due
Within one year	$4,701	$4,697
After one year through five years	$815	$807
After five years through ten years	$137	$137
After ten years	$1,187	$1,138
We expect actual maturities to differ from contractual maturities because borrowers have the right to prepay certain obligations.
There were no material realized gains or losses recognized for the six months ended June 30, 2018 and 2017.
Although we generally do not have the intent to sell any specific securities held at June 30, 2018, in the ordinary course of managing our debt securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield, liquidity requirements and funding obligations.

NOTE 4.    LOAN RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

($ in millions)	June 30, 2018	December 31, 2017

Credit cards	$75,753	$79,026
Consumer installment loans	1,708	1,578
Commercial credit products	1,356	1,303
Other	62	40
Total loan receivables, before allowance for losses(a)(b)	$78,879	$81,947
_______________________

(a)
Total loan receivables include $28.0 billion and $26.4 billion of restricted loans of consolidated securitization entities at June 30, 2018 and December 31, 2017, respectively. See Note 5. Variable Interest Entities for further information on these restricted loans.

(b)	At June 30, 2018 and December 31, 2017, loan receivables included deferred expense, net of deferred income, of $107 million and $97 million, respectively.
Allowance for Loan Losses

($ in millions)	Balance at April 1, 2018	Provision charged to operations	Gross charge-offs	Recoveries	Balance at June 30, 2018

Credit cards	$5,640	$1,255	$(1,375)	$237	$5,757
Consumer installment loans	45	14	(12)	4	51
Commercial credit products	52	11	(14)	1	50
Other	1	—	—	—	$1
Total	$5,738	$1,280	$(1,401)	$242	$5,859

($ in millions)	Balance at April 1, 2017	Provision charged to operations	Gross charge-offs	Recoveries	Balance at June 30, 2017

Credit cards	$4,585	$1,301	$(1,194)	$214	$4,906
Consumer installment loans	40	1	(11)	4	34
Commercial credit products	50	24	(16)	2	60
Other	1	—	—	—	$1
Total	$4,676	$1,326	$(1,221)	$220	$5,001

($ in millions)	Balance at January 1, 2018	Provision charged to operations	Gross charge-offs	Recoveries	Balance at June 30, 2018

Credit cards	$5,483	$2,589	$(2,747)	$432	$5,757
Consumer installment loans	40	30	(27)	8	51
Commercial credit products	50	23	(26)	3	50
Other	1	—	—	—	$1
Total	$5,574	$2,642	$(2,800)	$443	$5,859

($ in millions)	Balance at January 1, 2017	Provision charged to operations	Gross charge-offs	Recoveries	Balance at June 30, 2017

Credit cards	$4,254	$2,579	$(2,378)	$451	$4,906
Consumer installment loans	37	14	(25)	8	34
Commercial credit products	52	39	(34)	3	60
Other	1	—	—	—	1
Total	$4,344	$2,632	$(2,437)	$462	$5,001

Delinquent and Non-accrual Loans

At June 30, 2018 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing

Credit cards	$1,683	$1,543	$3,226	$1,543	$—
Consumer installment loans	19	3	22	—	3
Commercial credit products	30	15	45	15	—
Total delinquent loans	$1,732	$1,561	$3,293	$1,558	$3
Percentage of total loan receivables	2.2%	2.0%	4.2%	2.0%	—%

At December 31, 2017 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing

Credit cards	$1,906	$1,849	$3,755	$1,849	$—
Consumer installment loans	25	5	30	—	5
Commercial credit products	31	15	46	15	—
Total delinquent loans	$1,962	$1,869	$3,831	$1,864	$5
Percentage of total loan receivables	2.4%	2.3%	4.7%	2.3%	—%
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

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2018	2017	2018	2017
Credit cards	$196	$175	$417	$347
Consumer installment loans	—	—	—	—
Commercial credit products	1	1	2	2
Total	$197	$176	$419	$349
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

At June 30, 2018 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$1,095	$(473)	$622	$983
Consumer installment loans	—	—	—	—
Commercial credit products	5	(3)	2	5
Total	$1,100	$(476)	$624	$988

At December 31, 2017 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$1,038	$(444)	$594	$925
Consumer installment loans	—	—	—	—
Commercial credit products	5	(2)	3	5
Total	$1,043	$(446)	$597	$930
Financial Effects of TDRs
As part of our loan modifications for borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following table presents the types and financial effects of loans modified and accounted for as TDRs during the periods presented:

Three months ended June 30,	2018			2017
($ in millions)	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$12	$65	$1,085	$11	$53	$910
Consumer installment loans	—	—	—	—	—	—
Commercial credit products	—	—	5	—	—	6
Total	$12	$65	$1,090	$11	$53	$916

Six months ended June 30,	2018			2017
($ in millions)	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$24	$127	$1,069	$23	$104	$894
Consumer installment loans	—	—	—	—	—	—
Commercial credit products	—	—	5	—	—	6
Total	$24	$127	$1,074	$23	$104	$900

Payment Defaults
The following table presents the type, number and amount of loans accounted for as TDRs that enrolled in a modification plan within the previous 12 months from the applicable balance sheet date and experienced a payment default during the periods presented. A customer defaults from a modification program after two consecutive missed payments.

Three months ended June 30,	2018		2017
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	19,525	$45	19,318	$40
Consumer installment loans	—	—	—	—
Commercial credit products	32	—	44	—
Total	19,557	$45	19,362	$40

Six months ended June 30,	2018		2017
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	37,390	$86	35,399	$73
Consumer installment loans	—	—	—	—
Commercial credit products	74	—	84	1
Total	37,464	$86	35,483	$74
Credit Quality Indicators
Our loan receivables portfolio includes both secured and unsecured loans. Secured loan receivables are largely comprised of consumer installment loans secured by equipment. Unsecured loan receivables are largely comprised of our open-ended consumer and commercial revolving credit card loans. As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, as well as information from credit bureaus, such as a Fair Isaac Corporation (“FICO”) or other credit scores, relating to the customer’s broader credit performance. FICO scores are generally obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three credit score categories: (i) 661 or higher, which are considered the strongest credits; (ii) 601 to 660, considered moderate credit risk; and (iii) 600 or less, which are considered weaker credits. There are certain customer accounts for which a FICO score is not available where we use alternative sources to assess their credit and predict behavior. The following table provides the most recent FICO scores available for our customers at June 30, 2018 and December 31, 2017, respectively, as a percentage of each class of loan receivable. The table below excludes 0.6% of our total loan receivables balance at each of June 30, 2018, December 31, 2017 and June 30, 2017, respectively, which represents those customer accounts for which a FICO score is not available.

	June 30, 2018			December 31, 2017			June 30, 2017
	661 or	601 to	600 or	661 or	601 to	600 or	661 or	601 to	600 or
	higher	660	less	higher	660	less	higher	660	less

Credit cards	75%	18%	7%	73%	19%	8%	72%	20%	8%
Consumer installment loans	81%	14%	5%	79%	15%	6%	78%	16%	6%
Commercial credit products	89%	6%	5%	88%	7%	5%	89%	7%	4%

Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and by applying the same credit standards for all of our credit products. Unused credit card lines available to our customers totaled approximately $378 billion and $370 billion at June 30, 2018 and December 31, 2017, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.
Interest Income by Product
The following table provides additional information about our interest and fees on loans, including merchant discounts, from our loan receivables, including held for sale:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2018	2017	2018	2017
Credit cards	$4,010	$3,858	$8,109	$7,669
Consumer installment loans	37	34	73	66
Commercial credit products	34	34	70	68
Other	—	1	1	1
Total	$4,081	$3,927	$8,253	$7,804
NOTE 5.    VARIABLE INTEREST ENTITIES
We use VIEs to securitize loan receivables and arrange asset-backed financing in the ordinary course of business. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE and we did not provide non-contractual support for previously transferred loan receivables to any VIE in the three and six months ended June 30, 2018 and 2017. Our VIEs are able to accept new loan receivables and arrange new asset-backed financings, consistent with the requirements and limitations on such activities placed on the VIE by existing investors. Once an account has been designated to a VIE, the contractual arrangements we have require all existing and future loan receivables originated under such account to be transferred to the VIE. The amount of loan receivables held by our VIEs in excess of the minimum amount required under the asset-backed financing arrangements with investors may be removed by us under random removal of accounts provisions. All loan receivables held by a VIE are subject to claims of third-party investors.
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
The table below summarizes the assets and liabilities of our consolidated securitization VIEs described above.

($ in millions)	June 30, 2018	December 31, 2017
Assets
Loan receivables, net(a)	$26,291	$24,990
Other assets(b)	67	62
Total	$26,358	$25,052

Liabilities
Borrowings	$12,170	$12,497
Other liabilities	36	30
Total	$12,206	$12,527
_______________________

(a)	Includes $1.7 billion and $1.4 billion of related allowance for loan losses resulting in gross restricted loans of $28.0 billion and $26.4 billion at June 30, 2018 and December 31, 2017, respectively.

(b)
Includes $59 million and $55 million of segregated funds held by the VIEs at June 30, 2018 and December 31, 2017, respectively, which are classified as restricted cash and equivalents and included as a component of other assets in our Condensed Consolidated Statements of Financial Position.

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
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $1.2 billion and $1.1 billion for the three months ended June 30, 2018 and 2017, respectively. Related expenses consisted primarily of provision for loan losses of $561 million and $303 million for the three months ended June 30, 2018 and 2017, respectively, and interest expense of $80 million and $63 million for the three months ended June 30, 2018 and 2017, respectively.
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $2.4 billion and $2.1 billion for the six months ended June 30, 2018 and 2017, respectively. Related expenses consisted primarily of provision for loan losses of $877 million and $601 million for the six months ended June 30, 2018 and 2017, respectively, and interest expense of $154 million and $128 million for the six months ended June 30, 2018 and 2017, respectively.

NOTE 6.    INTANGIBLE ASSETS

	June 30, 2018			December 31, 2017
($ in millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related	$1,288	$(727)	$561	$1,242	$(679)	$563
Capitalized software and other	520	(218)	302	368	(182)	186
Total	$1,808	$(945)	$863	$1,610	$(861)	$749
During the six months ended June 30, 2018, we recorded additions to intangible assets subject to amortization of $230 million, primarily related to capitalized software expenditures, as well as customer-related intangible assets.
Customer-related intangible assets primarily relate to retail partner contract acquisitions and extensions, as well as purchased credit card relationships. During the six months ended June 30, 2018 and 2017, we recorded additions to customer-related intangible assets subject to amortization of $64 million and $150 million, respectively, primarily related to payments made to acquire and extend certain retail partner relationships. These additions had a weighted average amortizable life of 7 years and 11 years for the three months ended June 30, 2018 and 2017, respectively.
Amortization expense related to retail partner contracts was $29 million and $28 million for the three months ended June 30, 2018 and 2017, respectively, and $58 million and $55 million for the six months ended June 30, 2018 and 2017, respectively, and is included as a component of marketing and business development expense in our Condensed Consolidated Statements of Earnings. All other amortization expense was $29 million and $20 million for the three months ended June 30, 2018 and 2017, respectively, and $55 million and $38 million for the six months ended June 30, 2018 and 2017, respectively, and is included as a component of other expense in our Condensed Consolidated Statements of Earnings.
NOTE 7.    DEPOSITS

	June 30, 2018		December 31, 2017
($ in millions)	Amount	Average rate(a)	Amount	Average rate(a)

Interest-bearing deposits	$58,734	1.9%	$56,276	1.6%
Non-interest-bearing deposits	277	—	212	—
Total deposits	$59,011		$56,488
____________________

(a)	Based on interest expense for the six months ended June 30, 2018 and the year ended December 31, 2017 and average deposits balances.
At June 30, 2018 and December 31, 2017, interest-bearing deposits included $18.2 billion and $16.2 billion of certificates of deposit of $100,000 or more, respectively. Of the total certificates of deposit of $100,000 or more, $6.1 billion and $5.3 billion were certificates of deposit of $250,000 or more at June 30, 2018 and December 31, 2017, respectively.
At June 30, 2018, our interest-bearing time deposits maturing for the remainder of 2018 and over the next four years and thereafter were as follows:

($ in millions)	2018	2019	2020	2021	2022	Thereafter
Deposits	$8,152	$17,873	$4,153	$2,810	$2,460	$2,280

The above maturity table excludes $18.1 billion of demand deposits with no defined maturity, of which $16.7 billion are savings accounts. In addition, at June 30, 2018, we had $2.9 billion of broker network deposit sweeps procured through a program arranger who channels brokerage account deposits to us that are also excluded from the above maturity table. Unless extended, the contracts associated with these broker network deposit sweeps will terminate between 2019 and 2021.
NOTE 8.    BORROWINGS

	June 30, 2018				December 31, 2017
($ in millions)	Maturity date	Interest Rate	Weighted average interest rate	Outstanding Amount(a)	Outstanding Amount(a)

Borrowings of consolidated securitization entities:
Fixed securitized borrowings	2018 - 2023	1.58% - 3.87%	2.33%	$8,020	$8,347
Floating securitized borrowings	2019 - 2020	2.67% - 3.16%	2.85%	4,150	4,150
Total borrowings of consolidated securitization entities			2.50%	12,170	12,497

Synchrony Financial senior unsecured notes:
Fixed senior unsecured notes	2019 - 2027	2.60% - 4.50%	3.59%	7,314	7,310
Floating senior unsecured notes	2020	3.58%	3.58%	249	250

Synchrony Bank senior unsecured notes:
Fixed senior unsecured notes	2021 - 2022	3.00% - 3.65%	3.33%	1,489	742
Floating senior unsecured notes	2020	2.96%	2.96%	499	—
Total senior unsecured notes			3.51%	9,551	8,302

Total borrowings				$21,721	$20,799
___________________

(a)	The amounts presented above for outstanding borrowings include unamortized debt premiums, discounts and issuance cost.
Debt Maturities
The following table summarizes the maturities of the principal amount of our borrowings of consolidated securitization entities and senior unsecured notes for the remainder of 2018 and over the next four years and thereafter:

($ in millions)	2018	2019	2020	2021	2022	Thereafter
Borrowings	$356	$6,360	$6,150	$2,825	$1,634	$4,457
Third-Party Debt

2018 Issuances ($ in millions):
Synchrony Bank
Issuance Date	Principal Amount	Maturity	Interest Rate
January 2, 2018	$500	2020	Floating rate (three-month LIBOR plus 0.625%)
May 24, 2018	$750	2021	3.650%

Credit Facilities
As additional sources of liquidity, we have undrawn committed capacity under credit facilities, primarily related to our securitization programs.
At June 30, 2018, we had an aggregate of $6.0 billion of undrawn committed capacity under our securitization financings, subject to customary borrowing conditions, from private lenders under our securitization programs, and an aggregate of $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders.
NOTE 9.    FAIR VALUE MEASUREMENTS
For a description of how we estimate fair value, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies in our 2017 annual consolidated financial statements in our 2017 Form 10-K.
The following tables present our assets and liabilities measured at fair value on a recurring basis.
Recurring Fair Value Measurements
The following tables present our assets measured at fair value on a recurring basis.

At June 30, 2018 ($ in millions)	Level 1	Level 2	Level 3	Total(a)

Assets
Debt securities
U.S. Government and Federal Agency	$—	$3,748	$—	$3,748
State and municipal	—	—	41	41
Residential mortgage-backed	—	1,234	—	1,234
Asset-backed	—	1,754	—	1,754
U.S. corporate debt	—	—	2	2
Other assets(b)	$15	—	7	22
Total	$15	$6,736	$50	$6,801

Liabilities
Contingent consideration	—	—	29	29
Total	$—	$—	$29	$29

At December 31, 2017 ($ in millions)

Assets
Debt securities
U.S. Government and Federal Agency	$—	$2,416	$—	$2,416
State and municipal	—	—	44	44
Residential mortgage-backed	—	1,231	—	1,231
Asset-backed	—	780	—	780
U.S. corporate debt	—	—	2	2
Other assets(b)	$15	—	—	15
Total	$15	$4,427	$46	$4,488
_______________________

(a)	For the six months ended June 30, 2018, there were no fair value measurements transferred between levels.

(b)	Other assets primarily relate to equity investments measured at fair value.

Loop Commerce
The contingent consideration in the table above relates to the acquisition of Loop Commerce, a provider of digital and in-store gifting services, in June 2018. Under the acquisition agreement, the actual amount of contingent consideration to be paid to prior investors is dependent on certain future revenues of Loop Commerce over each annual period during the three-year period ending June 30, 2021. The fair value of the contingent consideration was estimated by applying the income approach based upon significant Level 3 inputs not observable in the market. The assumptions used in the analysis are inherently subjective, and thus the ultimate amount of the contingent consideration liability may differ materially from the most recent estimate. The contingent consideration obligation will be subsequently remeasured to fair value at each reporting date, with changes to fair value recognized in the Consolidated Statement of Earnings. At the date of acquisition, the range of potential payments of this contingent consideration was between zero and $126 million. The higher end of this range would be payable in the event the future revenues of Loop Commerce meet the required targets for all three annual periods during the earnout term.
Additionally, as part of the acquisition of Loop Commerce, the Company entered into compensation arrangements with certain employees of Loop Commerce which are also contingent on certain future revenues of Loop Commerce over each annual period during the three-year period ending June 30, 2021.
Level 3 Fair Value Measurements
Our Level 3 recurring fair value measurements primarily relate to state and municipal debt instruments which are valued using non-binding broker quotes or other third-party sources, as well as the contingent consideration obligation discussed above. For a description of our process to evaluate third-party pricing servicers, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies in our 2017 annual consolidated financial statements in our 2017 Form 10-K. Our state and municipal debt securities are classified as available-for-sale with changes in fair value included in accumulated other comprehensive income.
The changes in our Level 3 assets and liabilities that are measured on a recurring basis for the three and six months ended June 30, 2018 and 2017 were not material.

Financial Assets and Financial Liabilities Carried at Other than Fair Value

	Carrying	Corresponding fair value amount
At June 30, 2018 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$15,675	$15,675	$15,675	$—	$—
Other assets(a)(b)	$215	$215	$215	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$73,020	$81,823	$—	$—	$81,823

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$59,011	$58,960	$—	$58,960	$—
Borrowings of consolidated securitization entities	$12,170	$12,076	$—	$7,932	$4,144
Senior unsecured notes	$9,551	$9,411	$—	$9,411	$—

	Carrying	Corresponding fair value amount
At December 31, 2017 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$11,602	$11,602	$11,602	$—	$—
Other assets(a)(b)	$215	$215	$215	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$76,373	$85,871	$—	$—	$85,871

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$56,488	$56,754	$—	$56,754	$—
Borrowings of consolidated securitization entities	$12,497	$12,475	$—	$8,323	$4,152
Senior unsecured notes	$8,302	$8,471	$—	$8,471	$—
_______________________

(a)	For cash and equivalents and restricted cash and equivalents, carrying value approximates fair value due to the liquid nature and short maturity of these instruments.

(b)	This balance relates to restricted cash and equivalents, which is included in other assets.

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
At June 30, 2018 and December 31, 2017, Synchrony Financial met all applicable requirements to be deemed well-capitalized pursuant to Federal Reserve Board regulations. At June 30, 2018 and December 31, 2017, the Bank also met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. There are no conditions or events subsequent to June 30, 2018 that management believes have changed the Company's or the Bank’s capital category.
The actual capital amounts, ratios and the applicable required minimums of the Company and the Bank are as follows:
Synchrony Financial

At June 30, 2018 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)

Total risk-based capital	$13,885	18.0%	$6,186	8.0%
Tier 1 risk-based capital	$12,858	16.6%	$4,639	6.0%
Tier 1 leverage	$12,858	13.6%	$3,782	4.0%
Common equity Tier 1 Capital	$12,858	16.6%	$3,480	4.5%

At December 31, 2017 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)

Total risk-based capital	$13,954	17.3%	$6,454	8.0%
Tier 1 risk-based capital	$12,890	16.0%	$4,840	6.0%
Tier 1 leverage	$12,890	13.8%	$3,724	4.0%
Common equity Tier 1 Capital	$12,890	16.0%	$3,630	4.5%

Synchrony Bank

At June 30, 2018 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio

Total risk-based capital	$11,386	17.6%	$5,189	8.0%	$6,487	10.0%
Tier 1 risk-based capital	$10,521	16.2%	$3,892	6.0%	$5,189	8.0%
Tier 1 leverage	$10,521	13.1%	$3,224	4.0%	$4,030	5.0%
Common equity Tier I capital	$10,521	16.2%	$2,919	4.5%	$4,216	6.5%

At December 31, 2017 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio

Total risk-based capital	$10,842	16.2%	$5,340	8.0%	$6,675	10.0%
Tier 1 risk-based capital	$9,958	14.9%	$4,005	6.0%	$5,340	8.0%
Tier 1 leverage	$9,958	12.9%	$3,083	4.0%	$3,854	5.0%
Common equity Tier I capital	$9,958	14.9%	$3,004	4.5%	$4,339	6.5%
_______________________

(a)	Capital ratios are calculated based on the Basel III Standardized Approach rules which, at December 31, 2017, also included applicable transition provisions.

(b)
At June 30, 2018 and at December 31, 2017, Synchrony Financial and the Bank also must maintain a capital conservation buffer of common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 1.875 percentage points and 1.25 percent percentage points, respectively, to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.

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
The following table presents the calculation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2018	2017	2018	2017

Net earnings	$696	$496	$1,336	$995

Weighted average common shares outstanding, basic	752.2	804.0	757.9	808.5
Effect of dilutive securities	6.1	3.4	6.4	3.7
Weighted average common shares outstanding, dilutive	758.3	807.4	764.3	812.2

Earnings per basic common share	$0.93	$0.62	$1.76	$1.23
Earnings per diluted common share	$0.92	$0.61	$1.75	$1.23

We have issued certain stock based awards under the Synchrony Financial 2014 Long-Term Incentive Plan. A total of 3 million and 5 million shares for three months ended June 30, 2018 and 2017, respectively, and 2 million and 3 million shares for the six months ended June 30, 2018 and 2017, respectively, related to these awards, were considered anti-dilutive and therefore were excluded from the computation of diluted earnings per share.
NOTE 12.    INCOME TAXES
We file consolidated U.S. federal and state income tax returns separate and apart from GE. For periods up to and including the date of Separation, we were included in the consolidated U.S. federal and state income tax returns of GE, where applicable, but also filed certain separate state and foreign income tax returns. The tax provision is presented on a separate company basis as if we were a separate filer for tax purposes for all periods. The effects of tax adjustments and settlements from taxing authorities are presented in our condensed consolidated financial statements in the period in which they occur. Our current obligations for taxes are settled with the relevant tax authority, or GE, as applicable, on an estimated basis and adjusted in later periods as appropriate and are reflected in our consolidated financial statements in the periods in which those settlements occur. We recognize the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. In calculating the provision for interim period income taxes, in accordance with Accounting Standards Codification 740, Income Taxes, we estimate the effective tax rate expected to be applicable for the full fiscal year and apply that estimated annual effective tax rate to year-to-date ordinary income. Adjustments to tax expense are made for year-to-date discrete items. The effective tax rate for the three months ended June 30, 2018 decreased to 22.0%, compared to 37.1% in the same period in the prior year, primarily due to the reduction in the corporate tax rate from 35% to 21% included in the Tax Act. See “Management's Discussion and Analysis—Critical Accounting Estimates” in our 2017 Form 10-K, for a discussion of the significant judgments and estimates related to income taxes.
For periods prior to Separation, we are under continuous examination by the Internal Revenue Service (“IRS”) and the tax authorities of various states as part of their audit of GE’s tax returns. The IRS is currently auditing GE's consolidated U.S. income tax returns for 2012 to 2015. We are under examination in various states going back to 2011 as part of their audit of GE’s tax returns. We are not currently under audit with respect to any post-Separation periods. We believe that there are no issues or claims that are likely to significantly impact our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties that could result from such examinations.
Unrecognized Tax Benefits

($ in millions)	June 30, 2018	December 31, 2017
Unrecognized tax benefits, excluding related interest expense and penalties(a)	$230	$255
Portion that, if recognized, would reduce tax expense and effective tax rate(b)	168	173
____________________

(a)	Interest and penalties related to unrecognized tax benefits were not material for all periods presented.

(b)
Includes gross state and local unrecognized tax benefits net of the effects of associated U.S. federal income taxes. Excludes amounts attributable to any related valuation allowances resulting from associated increases in deferred tax assets.

We compute our unrecognized tax benefits on a separate return basis. For unrecognized tax benefits associated with periods prior to 2014, we will settle our liabilities, as required, in accordance with the Tax Sharing and Separation Agreement with GE, which we entered into in connection with our initial public offering in 2014. The amount of unrecognized tax benefits that is reasonably possible to be resolved in the next twelve months is expected to be $65 million, of which $32 million, if recognized, would reduce the Company's tax expense and effective tax rate.

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
On October 15, 2015, the Bank received a Civil Investigative Demand from the CFPB seeking information related to the Bank’s credit bureau reporting with respect to sold accounts. The information sought by the CFPB generally relates to the allegations made in Belton et al. v. GE Capital Consumer Lending. On May 9, 2016, the Bank received a NORA (Notice of Opportunity to Respond and Advise) letter from the CFPB indicating that the CFPB Office of Enforcement is considering whether to recommend that the CFPB take legal action relating to this matter. On July 3, 2018, the Bank received a letter from the CFPB indicating that the CFPB Office of Enforcement does not intend to recommend that the CFPB take enforcement action.
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
In addition to the TCPA class action lawsuits related to phone calls, the Company was a defendant in a putative class action lawsuit alleging claims under the TCPA relating to facsimiles. In Michael W. Kincaid, DDS et al. v. Synchrony Financial, plaintiff alleged that the Company violated the TCPA by sending fax advertisements without consent and without required notices, and sought up to $1,500 for each violation. The amount of damages sought in the aggregate was unspecified. The original complaint was filed in U.S. District Court for the Northern District of Illinois on January 20, 2016. On August 11, 2016, the Court granted the Company’s motion to dismiss based on the lack of personal jurisdiction. On August 15, 2016, the plaintiff re-filed the case in the Southern District of Ohio. On or about May 2, 2018, the case was dismissed with prejudice pursuant to an individual settlement between the Company and the representative plaintiff.

NOTE 14.    SUBSEQUENT EVENTS
On July 2, 2018, we completed our acquisition of $7.6 billion of loan receivables, comprising of PayPal’s U.S. consumer credit portfolio, which totaled $6.8 billion, as well as approximately $0.8 billion in participation interests held by unaffiliated third parties. We also extended our existing co-brand credit card program with PayPal and Synchrony Bank is now PayPal’s exclusive issuing bank for the PayPal Credit consumer financing program in the United States through 2028.

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
As of June 30, 2018, assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities, we estimate that net interest income over the following 12-month period would increase by approximately $70 million. This estimate projects net interest income over the following 12-month period and takes into consideration future growth and balance sheet composition.
For a more detailed discussion of our exposure to market risk, refer to “Management's Discussion and Analysis—Quantitative and Qualitative Disclosures about Market Risk” in our 2017 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

No change in internal control over financial reporting occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding purchases of our common stock primarily related to our share repurchase program that were made by us or on our behalf during the three months ended June 30, 2018.

($ in millions, except per share data)	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Programs(c)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs(b)

April 1 - 30, 2018	6,280,817	$34.29	6,120,660	$—
May 1 - 31, 2018	7,924,541	35.49	7,918,362	1,919.0
June 1 - 30, 2018	—	—	—	1,919.0
Total	14,205,358	$34.96	14,039,022	$1,919.0

_______________________

(a)
Primarily represents repurchases of shares of common stock under our publicly announced share repurchase programs of up to $1.64 billion of our outstanding shares of common stock through June 30, 2018 (the "2017 Share Repurchase Program") and up to $2.2 billion of our outstanding shares of common stock through June 30, 2019 (the "2018 Share Repurchase Program"). Also includes 160,157 shares, 6,179 shares and 0 shares withheld in April, May and June, respectively, to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock awards or upon the exercise of stock options.

(b)	Amounts exclude commission costs.

(c)	During the three months ended June 30, 2018, we completed our 2017 Share Repurchase Program. On May 17, 2018, the Board of Directors approved the 2018 Share Repurchase Program.
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
101
The following materials from Synchrony Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three months ended June 30, 2018 and 2017, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months and three months ended June 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Financial Position at June 30, 2018 and December 31, 2017, (iv) Condensed Consolidated Statements of Changes in Equity for the three months ended June 30, 2018 and 2017, (v) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2018 and 2017, and (vi) Notes to Condensed Consolidated Financial Statements.

______________________

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synchrony Financial
(Registrant)

July 27, 2018	/s/ Brian D. Doubles
Date	Brian D. Doubles Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)