Form 10-Q
period 2018-09-30
Synchrony Financial
filed 2018-10-25
CIK 1601712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 22, 2018 was 718,731,714.

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

Cautionary Note Regarding Forward-Looking Statements:
Various statements in this Quarterly Report on Form 10-Q may contain “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “targets,” “outlook,” “future,” “estimates,” “will,” “should,” “may” or words of similar meaning, but these words are not the exclusive means of identifying forward-looking statements.
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
Introduction and Business Overview
____________________________________________________________________________________________
We are a premier consumer financial services company delivering customized financing programs across key industries including retail, health, auto, travel and home, along with award-winning consumer banking products. We provide a range of credit products through our financing programs which we have established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” For the three and nine months ended September 30, 2018, we financed $36.4 billion and $100.3 billion of purchase volume, respectively, and had 75.5 million and 72.6 million average active accounts, respectively, and at September 30, 2018, we had $87.5 billion of loan receivables.
We offer our credit products primarily through our wholly-owned subsidiary, the Bank. In addition, through the Bank, we offer, directly to retail and commercial customers, a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”), including certificates of deposit, individual retirement accounts (“IRAs”), money market accounts and savings accounts. We also take deposits at the Bank through third-party securities brokerage firms that offer our FDIC-insured deposit products to their customers. We have significantly expanded our online direct banking operations in recent years and our deposit base serves as a source of stable and diversified low cost funding for our credit activities. At September 30, 2018, we had $62.3 billion in deposits, which represented 72% of our total funding sources.
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
The following table sets forth each credit product by type and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at September 30, 2018.

		Promotional Offer
Credit Product	Standard Terms Only	Deferred Interest	Other Promotional	Total
Credit cards	66.2%	16.9%	13.3%	96.4%
Commercial credit products	1.5	—	—	1.5
Consumer installment loans	—	—	2.0	2.0
Other	0.1	—	—	0.1
Total	67.8%	16.9%	15.3%	100.0%
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

•
Dual Cards and General Purpose Co-Brand Cards. Our patented Dual Cards are credit cards that function as private label credit cards when used to purchase goods and services from our partners and as general purpose credit cards when used elsewhere. We also offer general purpose co-branded credit cards that do not function as private label cards. Credit extended under our Dual Cards and general purpose co-branded credit cards typically is extended under standard terms only. Dual Cards and general purpose co-branded credit cards are primarily offered through our Retail Card platform. At September 30, 2018, we offered these credit cards through 20 of our 27 ongoing Retail Card programs, of which the majority are Dual Cards.

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

Business Trends and Conditions
____________________________________________________________________________________________
We believe our business and results of operations will be impacted in the future by various trends and conditions. For a discussion of certain trends and conditions, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Trends and Conditions” in our 2017 Form 10-K. For a discussion of how certain trends and conditions impacted the three and nine months ended September 30, 2018, see “—Results of Operations.”
On July 2, 2018, we completed our acquisition of the U.S. PayPal Credit financing program, comprising of $7.6 billion of outstanding loan receivables (the “PayPal Credit acquisition”). The new program contributed to significant increases in loan receivables, interest income and provision for loan losses for the three and nine months ended September 30, 2018. See Note 4. Loan Receivables and Allowance for Loan Losses to our condensed consolidated financial statements for further details on this acquisition.
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

Results of Operations
____________________________________________________________________________________________
Highlights for the Three and Nine Months Ended September 30, 2018
Below are highlights of our performance for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017, as applicable, except as otherwise noted.

•
Net earnings increased 20.9% to $671 million and 29.5% to $2,007 million for the three and nine months ended September 30, 2018, respectively, driven by higher net interest income and lower provision for income taxes, partially offset by increases in provision for loan losses and other expense.

•
Loan receivables increased 13.8% to $87,521 million at September 30, 2018 compared to September 30, 2017, primarily driven by the PayPal Credit acquisition, higher purchase volume and average active account growth.

•
Net interest income increased 8.5% to $4,206 million and 6.2% to $11,785 million for the three and nine months ended September 30, 2018, respectively, primarily due to the PayPal Credit acquisition and higher average loan receivables, partially offset by increases in interest expense reflecting higher benchmark interest rates.

•
Retailer share arrangements increased 8.2% to $871 million and 4.0% to $2,244 million for the three and nine months ended September 30, 2018, primarily due to growth of the programs in which we have retailer share arrangements, including the PayPal Credit acquisition. The increases in the three and nine months ended September 30, 2018 were partially offset by the impact from the Toys "R" Us bankruptcy.

•
Over-30 day loan delinquencies as a percentage of period-end loan receivables decreased 21 basis points to 4.59% at September 30, 2018 from 4.80% at September 30, 2017, and net charge-off rate remained relatively flat at 4.97% and increased 44 basis points to 5.67% for the three and nine months ended September 30, 2018, respectively.

•
Provision for loan losses increased by $141 million, or 10.8%, and $151 million, or 3.8%, for the three and nine months ended September 30, 2018, respectively, primarily due to the reserve build for the PayPal Credit portfolio and higher net charge-offs, partially offset by a lower loan loss reserve build for our existing portfolio. Our allowance coverage ratio (allowance for loan losses as a percent of end of period loan receivables) increased to 7.11% at September 30, 2018, as compared to 6.97% at September 30, 2017.

•
Other expense increased by $96 million, or 10.0%, and $240 million, or 8.6%, for the three and nine months ended September 30, 2018, respectively, primarily driven by business growth and the PayPal Credit acquisition.

•
Provision for income taxes decreased by $102 million, or 31.5%, and $274 million, or 30.5%, for the three and nine months ended September 30, 2018, respectively, primarily due to the reduction in the corporate tax rate included in the Tax Act.

•
At September 30, 2018, deposits represented 72% of our total funding sources. Total deposits increased 10.3% to $62.3 billion at September 30, 2018, compared to December 31, 2017, driven primarily by growth in our direct deposits of 13.3% to $48.4 billion.

•
On May 17, 2018, the Board announced plans to increase our quarterly dividend to $0.21 per share commencing in the third quarter of 2018 and approval of a share repurchase program of up to $2.2 billion through June 30, 2019. During the nine months ended September 30, 2018, we repurchased $1.9 billion of our outstanding common stock, and declared and paid cash dividends of $0.51 per share, or $383 million.

•	In June 2018, we completed our acquisition of Loop Commerce, a provider of digital and in-store gifting services.

2018 Partner Agreements

•
On July 2, 2018, we completed our acquisition of the U.S. PayPal Credit financing program, comprising of $7.6 billion of outstanding loan receivables. We also extended our existing co-brand credit card program with PayPal and Synchrony Bank is now PayPal’s exclusive issuing bank for the PayPal Credit consumer financing program in the United States.

•
On July 26, 2018, we announced that we will not be renewing our Retail Card program agreement with Walmart, which expires July 31, 2019. See “Our Sales Platforms — Retail Card" in our 2017 Form 10-K for further information on our current program with Walmart.

•	We extended our Retail Card program agreements with Lowe's and JCPenney and announced our new partnership with Crate and Barrel.

•
We extended our Payment Solutions program agreements with American Signature Furniture, Ashley HomeStore, Associated Materials, Briggs & Stratton, Generac, Havertys, Nationwide Marketing Group, Robbins Brothers and Sleep Number and announced our new partnerships with Furniture Row, Fred Meyer Jewelers, Mahindra and jtv.

•
In our CareCredit sales platform, we renewed LCA Vision and expanded our network to include American Med Spa Association, Eargo, The Good Feet Store, the Spa Industry Association and the American Veterinary Medical Association.

Summary Earnings
The following table sets forth our results of operations for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2018	2017	2018	2017
Interest income	$4,694	$4,233	$13,112	$12,116
Interest expense	488	357	1,327	1,016
Net interest income	4,206	3,876	11,785	11,100
Retailer share arrangements	(871)	(805)	(2,244)	(2,158)
Net interest income, after retailer share arrangements	3,335	3,071	9,541	8,942
Provision for loan losses	1,451	1,310	4,093	3,942
Net interest income, after retailer share arrangements and provision for loan losses	1,884	1,761	5,448	5,000
Other income	63	76	201	226
Other expense	1,054	958	3,017	2,777
Earnings before provision for income taxes	893	879	2,632	2,449
Provision for income taxes	222	324	625	899
Net earnings	$671	$555	$2,007	$1,550

Other Financial and Statistical Data
The following table sets forth certain other financial and statistical data for the periods indicated.

	At and for the		At and for the
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2018	2017	2018	2017
Financial Position Data (Average):
Loan receivables, including held for sale	$86,783	$76,165	$81,270	$74,803
Total assets	$100,449	$91,121	$97,474	$90,004
Deposits	$60,398	$53,526	$58,223	$52,555
Borrowings	$21,858	$20,010	$21,334	$20,079
Total equity	$14,421	$14,431	$14,369	$14,399
Selected Performance Metrics:
Purchase volume(1)	$36,443	$32,893	$100,337	$95,249
Retail Card	$29,264	$26,347	$79,986	$76,400
Payment Solutions	$4,606	$4,178	$12,717	$11,794
CareCredit	$2,573	$2,368	$7,634	$7,055
Average active accounts (in thousands)(2)	75,482	69,331	72,594	69,319
Net interest margin(3)	16.41%	16.74%	15.94%	16.38%
Net charge-offs	$1,087	$950	$3,444	$2,925
Net charge-offs as a % of average loan receivables, including held for sale	4.97%	4.95%	5.67%	5.23%
Allowance coverage ratio(4)	7.11%	6.97%	7.11%	6.97%
Return on assets(5)	2.7%	2.4%	2.8%	2.3%
Return on equity(6)	18.5%	15.3%	18.7%	14.4%
Equity to assets(7)	14.36%	15.84%	14.74%	16.00%
Other expense as a % of average loan receivables, including held for sale	4.82%	4.99%	4.96%	4.96%
Efficiency ratio(8)	31.0%	30.4%	31.0%	30.3%
Effective income tax rate	24.9%	36.9%	23.7%	36.7%
Selected Period-End Data:
Loan receivables	$87,521	$76,928	$87,521	$76,928
Allowance for loan losses	$6,223	$5,361	$6,223	$5,361
30+ days past due as a % of period-end loan receivables(9)	4.59%	4.80%	4.59%	4.80%
90+ days past due as a % of period-end loan receivables(9)	2.09%	2.22%	2.09%	2.22%
Total active accounts (in thousands)(2)	75,457	69,008	75,457	69,008
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

	2018			2017
Three months ended September 30 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$7,901	$39	1.96%	$11,895	$37	1.23%
Securities available for sale	7,022	38	2.15%	3,792	14	1.46%
Loan receivables(3):
Credit cards, including held for sale	83,609	4,538	21.53%	73,172	4,111	22.29%
Consumer installment loans	1,753	41	9.28%	1,543	35	9.00%
Commercial credit products	1,355	37	10.83%	1,392	36	10.26%
Other	66	1	NM	58	—	—%
Total loan receivables	86,783	4,617	21.11%	76,165	4,182	21.78%
Total interest-earning assets	101,706	4,694	18.31%	91,852	4,233	18.28%
Non-interest-earning assets:
Cash and due from banks	1,217			877
Allowance for loan losses	(5,956)			(5,125)
Other assets	3,482			3,517
Total non-interest-earning assets	(1,257)			(731)
Total assets	$100,449			$91,121
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$60,123	$314	2.07%	$53,294	$219	1.63%
Borrowings of consolidated securitization entities	12,306	86	2.77%	11,759	65	2.19%
Senior unsecured notes	9,552	88	3.66%	8,251	73	3.51%
Total interest-bearing liabilities	81,981	488	2.36%	73,304	357	1.93%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	275			232
Other liabilities	3,772			3,154
Total non-interest-bearing liabilities	4,047			3,386
Total liabilities	86,028			76,690
Equity
Total equity	14,421			14,431
Total liabilities and equity	$100,449			$91,121
Interest rate spread(4)			15.95%			16.35%
Net interest income		$4,206			$3,876
Net interest margin(5)			16.41%			16.74%

	2018			2017
Nine months ended September 30 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$11,128	$145	1.74%	$11,073	$86	1.04%
Securities available for sale	6,475	97	2.00%	4,732	44	1.24%
Loan receivables(3):
Credit cards, including held for sale	78,227	12,647	21.62%	71,920	11,780	21.90%
Consumer installment loans	1,658	114	9.19%	1,465	101	9.22%
Commercial credit products	1,329	107	10.76%	1,363	104	10.20%
Other	56	2	4.77%	55	1	2.43%
Total loan receivables	81,270	12,870	21.17%	74,803	11,986	21.42%
Total interest-earning assets	98,873	13,112	17.73%	90,608	12,116	17.88%
Non-interest-earning assets:
Cash and due from banks	1,192			836
Allowance for loan losses	(5,779)			(4,774)
Other assets	3,188			3,334
Total non-interest-earning assets	(1,399)			(604)
Total assets	$97,474			$90,004
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$57,941	$836	1.93%	$52,325	$615	1.57%
Borrowings of consolidated securitization entities	12,178	240	2.63%	12,096	193	2.13%
Senior unsecured notes	9,156	251	3.67%	7,983	208	3.48%
Total interest-bearing liabilities	79,275	1,327	2.24%	72,404	1,016	1.88%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	282			230
Other liabilities	3,548			2,971
Total non-interest-bearing liabilities	3,830			3,201
Total liabilities	83,105			75,605
Equity
Total equity	14,369			14,399
Total liabilities and equity	$97,474			$90,004
Interest rate spread(4)			15.49%			16.00%
Net interest income		$11,785			$11,100
Net interest margin(5)			15.94%			16.38%
______________________

(1)	Average yields/rates are based on total interest income/expense over average balances.

(2)
Includes average restricted cash balances of $480 million and $816 million for the three months ended September 30, 2018 and 2017, respectively, and $538 million and $659 million for the nine months ended September 30, 2018 and 2017, respectively.

(3)
Interest income on loan receivables includes fees on loans of $732 million and $692 million for the three months ended September 30, 2018 and 2017, respectively, and $1,971 million and $1,945 million for the nine months ended September 30, 2018 and 2017, respectively.

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
Interest Income
Interest income increased by $461 million, or 10.9%, and $996 million, or 8.2%, for the three and nine months ended September 30, 2018, driven primarily by the PayPal Credit acquisition and other growth in our average loan receivables.
Average interest-earning assets

Three months ended September 30 ($ in millions)	2018	%	2017	%
Loan receivables, including held for sale	$86,783	85.3%	$76,165	82.9%
Liquidity portfolio and other	14,923	14.7%	15,687	17.1%
Total average interest-earning assets	$101,706	100.0%	$91,852	100.0%

Nine months ended September 30 ($ in millions)	2018	%	2017	%
Loan receivables, including held for sale	$81,270	82.2%	$74,803	82.6%
Liquidity portfolio and other	17,603	17.8%	15,805	17.4%
Total average interest-earning assets	$98,873	100.0%	$90,608	100.0%
The increases in average loan receivables of 13.9% and 8.6% for the three months and nine months ended September 30, 2018, respectively, were driven by higher purchase volume of 10.8% and 5.3% and average active account growth of 8.9% and 4.7%, respectively, primarily due to the PayPal Credit acquisition.
Average active accounts increased to 75.5 million and 72.6 million for the three and nine months ended September 30, 2018, respectively, and the average balance per active account increased 4.7% and 3.7% for the three and nine months ended September 30, 2018, respectively.
Yield on average interest-earning assets
The yield on average interest-earning assets increased slightly for the three months ended September 30, 2018, primarily due to a higher percentage of interest-earning assets attributable to loan receivables for the three months ended September 30, 2018, largely offset by lower yield on our average loan receivables of 67 basis points to 21.11%. The yield on average interest-earning assets decreased for the nine months ended September 30, 2018, primarily due to a decrease in the yield on our average loan receivables of 25 basis points to 21.17%.
Interest Expense
Interest expense increased by $131 million, or 36.7%, and $311 million, or 30.6%, for the three and nine months ended September 30, 2018, respectively, driven primarily by higher cost of funds and the growth in our deposit liabilities. Our cost of funds increased to 2.36% and 2.24% for the three and nine months ended September 30, 2018, respectively, compared to 1.93% and 1.88% for the three and nine months ended September 30, 2017, respectively, primarily due to higher benchmark interest rates and the funding strategy for the PayPal Credit acquisition.

Average interest-bearing liabilities

Three months ended September 30 ($ in millions)	2018	%	2017	%
Interest-bearing deposit accounts	$60,123	73.3%	$53,294	72.7%
Borrowings of consolidated securitization entities	12,306	15.0%	11,759	16.0%
Third-party debt	9,552	11.7%	8,251	11.3%
Total average interest-bearing liabilities	$81,981	100.0%	$73,304	100.0%

Nine months ended September 30 ($ in millions)	2018	%	2017	%
Interest-bearing deposit accounts	$57,941	73.1%	$52,325	72.3%
Borrowings of consolidated securitization entities	12,178	15.4%	12,096	16.7%
Third-party debt	9,156	11.5%	7,983	11.0%
Total average interest-bearing liabilities	$79,275	100.0%	$72,404	100.0%
The increase in average interest-bearing liabilities for the three and nine months ended September 30, 2018 was driven primarily by growth in our direct deposits.
Net Interest Income
Net interest income increased by $330 million, or 8.5%, and $685 million, or 6.2%, for the three and nine months ended September 30, 2018, respectively, driven primarily by the PayPal Credit acquisition and higher average loan receivables, partially offset by increases in interest expense reflecting higher benchmark rates.
Retailer Share Arrangements
Retailer share arrangements increased by $66 million, or 8.2%, and $86 million, or 4.0%, for the three and nine months ended September 30, 2018, respectively, primarily due to growth of the programs in which we have retailer share arrangements including the PayPal Credit acquisition. The increases for the three and nine months ended September 30, 2018 were partially offset by the impact from the Toys "R" Us bankruptcy.
Provision for Loan Losses
Provision for loan losses increased by $141 million, or 10.8%, and $151 million, or 3.8%, for the three and nine months ended September 30, 2018, respectively, primarily due to the reserve build for the PayPal Credit program and higher net charge-offs, partially offset by a lower loan loss reserve build for our existing portfolio.
Our allowance coverage ratio increased to 7.11% at September 30, 2018, as compared to 6.97% at September 30, 2017, reflecting an increase in forecasted losses inherent in our loan portfolio.
Other Income

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2018	2017	2018	2017
Interchange revenue	$182	$164	$517	$474
Debt cancellation fees	65	67	197	203
Loyalty programs	(196)	(168)	(543)	(511)
Other	12	13	30	60
Total other income	$63	$76	$201	$226

Other income decreased by $13 million, or 17.1%, and $25 million, or 11.1%, for the three and nine months ended September 30, 2018. Interchange revenue increased in both periods driven by increased purchase volume outside of our retail partners' sales channels. Loyalty costs increased for both periods primarily due to the launch of new rewards programs with our partners and growth in purchase volume associated with existing loyalty programs. Other income also decreased for the nine months ended September 30, 2018 due to the impact of a pre-tax gain of $18 million recognized in the nine months ended September 30, 2017.
Other Expense

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2018	2017	2018	2017
Employee costs	$365	$333	$1,074	$974
Professional fees	232	161	575	470
Marketing and business development	131	124	362	342
Information processing	105	96	308	274
Other	221	244	698	717
Total other expense	$1,054	$958	$3,017	$2,777
Other expense increased by $96 million, or 10.0%, and $240 million, or 8.6%, for the three and nine months ended September 30, 2018, respectively, primarily due to increases in professional fees, as well as increases in employee costs and information processing.
The increases in professional fees were primarily due to interim servicing costs associated with the PayPal Credit acquisition. Employee costs increases were primarily due to new employees added to support the continued growth of the business. Information processing costs increased primarily due to both business growth and strategic investments.
Provision for Income Taxes

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2018	2017	2018	2017
Effective tax rate	24.9%	36.9%	23.7%	36.7%
Provision for income taxes	$222	$324	$625	$899
The effective tax rate for the three and nine months ended September 30, 2018 decreased compared to the same period in the prior year primarily due to the reduction in the corporate tax rate from 35% to 21%. In each period, the effective tax rate differs from the applicable U.S. federal statutory rate primarily due to state income taxes.
Platform Analysis
As discussed above under “—Our Sales Platforms,” we offer our products through three sales platforms (Retail Card, Payment Solutions and CareCredit), which management measures based on their revenue-generating activities. The following is a discussion of certain supplemental information for the three and nine months ended September 30, 2018, for each of our sales platforms.

Retail Card

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2018	2017	2018	2017
Purchase volume	$29,264	$26,347	$79,986	$76,400
Period-end loan receivables	$60,564	$52,119	$60,564	$52,119
Average loan receivables	$60,389	$51,817	$55,522	$51,002
Average active accounts (in thousands)	59,846	54,471	57,140	54,639

Interest and fees on loans	$3,465	$3,102	$9,554	$8,890
Retailer share arrangements	$(851)	$(795)	$(2,209)	$(2,133)
Other income	$51	$61	$164	$163
Retail Card interest and fees on loans increased by $363 million, or 11.7%, and $664 million, or 7.5%, for the three and nine months ended September 30, 2018, respectively. These increases were primarily the result of the PayPal Credit acquisition and other growth in average loan receivables.
Retailer share arrangements increased by $56 million, or 7.0%, and $76 million, or 3.6%, for the three and nine months ended September 30, 2018, respectively, primarily as a result of the factors discussed under the heading “Retailer Share Arrangements” above.
Other income decreased by $10 million, or 16.4%, for the three months ended September 30, 2018, primarily as a result of the changes in interchange revenue and loyalty costs discussed under the heading “Other Income” above. Other income was relatively flat for the nine months ended September 30, 2018.
Payment Solutions

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2018	2017	2018	2017
Purchase volume	$4,606	$4,178	$12,717	$11,794
Period-end loan receivables	$17,639	$16,153	$17,639	$16,153
Average loan receivables	$17,234	$15,848	$16,810	$15,538
Average active accounts (in thousands)	9,675	9,183	9,569	9,108

Interest and fees on loans	$601	$559	$1,729	$1,607
Retailer share arrangements	$(17)	$(9)	$(28)	$(19)
Other income	$4	$2	$10	$12
Payment Solutions interest and fees on loans increased by $42 million, or 7.5%, and $122 million, or 7.6%, for the three and nine months ended September 30, 2018, respectively. These increases were primarily driven by growth in average loan receivables.

CareCredit

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2018	2017	2018	2017
Purchase volume	$2,573	$2,368	$7,634	$7,055
Period-end loan receivables	$9,318	$8,656	$9,318	$8,656
Average loan receivables	$9,160	$8,500	$8,938	$8,263
Average active accounts (in thousands)	5,961	5,677	5,885	5,572

Interest and fees on loans	$551	$521	$1,587	$1,489
Retailer share arrangements	$(3)	$(1)	$(7)	$(6)
Other income	$8	$13	$27	$51
CareCredit interest and fees on loans increased by $30 million, or 5.8%, and $98 million, or 6.6%, for the three and nine months ended September 30, 2018. The increase was primarily driven by growth in average loan receivables.
Debt Securities
____________________________________________________________________________________________
The following discussion provides supplemental information regarding our debt securities portfolio. All of our debt securities are classified as available-for-sale at September 30, 2018 and December 31, 2017, and are held to meet our liquidity objectives and to comply with the Community Reinvestment Act. Debt securities classified as available-for-sale are reported in our Condensed Consolidated Statements of Financial Position at fair value.
The following table sets forth the amortized cost and fair value of our portfolio of debt securities at the dates indicated:

	At September 30, 2018		At December 31, 2017
($ in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
U.S. government and federal agency	$4,300	$4,291	$2,419	$2,416
State and municipal	40	39	44	44
Residential mortgage-backed	1,216	1,161	1,258	1,231
Asset-backed	1,791	1,788	781	780
U.S. corporate debt	2	2	2	2
Total	$7,349	$7,281	$4,504	$4,473
Unrealized gains and losses, net of the related tax effects, on available-for-sale debt securities that are not other-than-temporarily impaired are excluded from earnings and are reported as a separate component of comprehensive income (loss) until realized. At September 30, 2018, our debt securities had gross unrealized gains of $1 million and gross unrealized losses of $69 million. At December 31, 2017, our debt securities had gross unrealized gains of $1 million and gross unrealized losses of $32 million.

Our debt securities portfolio had the following maturity distribution at September 30, 2018.

($ in millions)	Due in 1 Year or Less	Due After 1 through 5 Years	Due After 5 through 10 Years	Due After 10 years	Total
U.S. government and federal agency	$4,024	$267	$—	$—	$4,291
State and municipal	—	—	5	34	39
Residential mortgage-backed	—	1	160	1,000	1,161
Asset-backed	1,412	376	—	—	1,788
U.S. corporate debt	2	—	—	—	2
Total(1)	$5,438	$644	$165	$1,034	$7,281
Weighted average yield(2)	2.2%	2.2%	3.2%	2.8%	2.3%
______________________

(1)	Amounts stated represent estimated fair value.

(2)	Weighted average yield is calculated based on the amortized cost of each security. In calculating yield, no adjustment has been made with respect to any tax-exempt obligations.
At September 30, 2018, we did not hold investments in any single issuer with an aggregate book value that exceeded 10% of equity, excluding obligations of the U.S. government.
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

($ in millions)	At September 30, 2018	(%)	At December 31, 2017	(%)
Loans
Credit cards	$84,319	96.4%	$79,026	96.5%
Consumer installment loans	1,789	2.0	1,578	1.9
Commercial credit products	1,353	1.5	1,303	1.6
Other	60	0.1	40	—
Total loans	$87,521	100.0%	$81,947	100.0%
Loan receivables increased by $5,574 million, or 6.8%, at September 30, 2018 compared to December 31, 2017, primarily driven by the PayPal Credit acquisition, partially offset by the seasonality of our business.
Loan receivables increased by $10,593 million, or 13.8%, at September 30, 2018 compared to September 30, 2017, primarily driven by the PayPal Credit acquisition, higher purchase volume and average active account growth.

Our loan receivables portfolio had the following geographic concentration at September 30, 2018.

($ in millions)	Loan Receivables Outstanding	% of Total Loan Receivables Outstanding
State
California	$9,148	10.5%
Texas	$8,796	10.1%
Florida	$7,274	8.3%
New York	$4,984	5.7%
Pennsylvania	$3,639	4.2%
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

($ in millions)	At September 30, 2018	At December 31, 2017
Non-accrual loan receivables	$4	$5
Loans contractually 90 days past-due and still accruing interest	1,829	1,864
Earning TDRs(1)	1,048	940
Non-accrual, past-due and restructured loan receivables	$2,881	$2,809
______________________

(1)
At September 30, 2018 and December 31, 2017, balances exclude $105 million and $103 million, respectively, of TDRs which are included in loans contractually 90 days past-due and still accruing interest on the balance. See Note 4. Loan Receivables and Allowance for Loan Losses to our condensed consolidated financial statements for additional information on the financial effects of TDRs for the three and nine months ended September 30, 2018 and 2017.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2018	2017	2018	2017
Gross amount of interest income that would have been recorded in accordance with the original contractual terms	$68	$58	$195	$162
Interest income recognized	13	13	37	36
Total interest income foregone	$55	$45	$158	$126

Delinquencies
Over-30 day loan delinquencies as a percentage of period-end loan receivables decreased to 4.59% at September 30, 2018 from 4.80% at September 30, 2017, and decreased from 4.67% at December 31, 2017. These decreases include the impact in the current year from certain underwriting refinements. The decrease as compared to December 31, 2017 was partially offset by the effects of the seasonality of our business.
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
The table below sets forth the ratio of net charge-offs to average loan receivables, including held for sale, for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Ratio of net charge-offs to average loan receivables, including held for sale	4.97%	4.95%	5.67%	5.23%
Allowance for Loan Losses
The allowance for loan losses totaled $6,223 million at September 30, 2018, compared with $5,574 million at December 31, 2017 and $5,361 million at September 30, 2017, representing our best estimate of probable losses inherent in the portfolio. Our allowance for loan losses as a percentage of total loan receivables increased to 7.11% at September 30, 2018, from 6.80% at December 31, 2017 and 6.97% at September 30, 2017, which reflects the increase in forecasted net charge-offs over the next twelve months. The increase from December 31, 2017 also includes the effects of the seasonality of our business. See "Business Trends and Conditions — Asset Quality" in our 2017 Form 10-K for discussion of the various factors that contribute to forecasted net charge-offs over the next twelve months.
The following tables provide changes in our allowance for loan losses for the periods presented:

($ in millions)	Balance at July 1, 2018	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2018

Credit cards	$5,757	$1,427	$(1,269)	$202	$6,117
Consumer installment loans	51	9	(13)	4	51
Commercial credit products	50	15	(13)	2	54
Other	1	—	—	—	1
Total	$5,859	$1,451	$(1,295)	$208	$6,223

($ in millions)	Balance at July 1, 2017	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2017

Credit cards	$4,906	$1,287	$(1,140)	$211	$5,264
Consumer installment loans	34	14	(12)	3	39
Commercial credit products	60	9	(14)	2	57
Other	1	—	—	—	1
Total	$5,001	$1,310	$(1,166)	$216	$5,361

($ in millions)	Balance at January 1, 2018	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2018

Credit cards	$5,483	$4,016	$(4,016)	$634	$6,117
Consumer installment loans	40	39	(40)	12	51
Commercial credit products	50	38	(39)	5	54
Other	1	—	—	—	1
Total	$5,574	$4,093	$(4,095)	$651	$6,223

	Balance at January 1, 2017	Provision charged to operations	Gross charge- offs	Recoveries	Balance at September 30, 2017
($ in millions)
Credit cards	$4,254	$3,866	$(3,518)	$662	$5,264
Consumer installment loans	37	28	(37)	11	39
Commercial credit products	52	48	(48)	5	57
Other	1	—	—	—	1
Total	$4,344	$3,942	$(3,603)	$678	$5,361
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
Funding Sources
Our primary funding sources include cash from operations, deposits (direct and brokered deposits), securitized financings and third-party debt.
The following table summarizes information concerning our funding sources during the periods indicated:

	2018			2017
Three months ended September 30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$60,123	73.3%	2.1%	$53,294	72.7%	1.6%
Securitized financings	12,306	15.0	2.8	11,759	16.0	2.2
Senior unsecured notes	9,552	11.7	3.7	8,251	11.3	3.5
Total	$81,981	100.0%	2.4%	$73,304	100.0%	1.9%

(1)
Excludes $275 million and $232 million average balance of non-interest-bearing deposits for the three months ended September 30, 2018 and 2017, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the three months ended September 30, 2018 and 2017.

	2018			2017
Nine months ended September 30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$57,941	73.1%	1.9%	$52,325	72.3%	1.6%
Securitized financings	12,178	15.4	2.6	12,096	16.7	2.1
Senior unsecured notes	9,156	11.5	3.7	7,983	11.0	3.5
Total	$79,275	100.0%	2.2%	$72,404	100.0%	1.9%
______________________

(1)
Excludes $282 million and $230 million average balance of non-interest-bearing deposits for the nine months ended September 30, 2018 and 2017, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the nine months ended September 30, 2018 and 2017.

Deposits
We obtain deposits directly from retail and commercial customers (“direct deposits”) or through third-party brokerage firms that offer our deposits to their customers (“brokered deposits”). At September 30, 2018, we had $48.4 billion in direct deposits and $13.9 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger that channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to continue to expand our direct deposits base as a source of stable and diversified low-cost funding.
Our direct deposits include a range of FDIC-insured deposit products, including certificates of deposit, IRAs, money market accounts and savings accounts.
Brokered deposits are primarily from retail customers of large brokerage firms. We have relationships with 10 brokers that offer our deposits through their networks. Our brokered deposits consist primarily of certificates of deposit that bear interest at a fixed rate and at September 30, 2018, had a weighted average remaining life of 2.4 years. These deposits generally are not subject to early withdrawal.
Our ability to attract deposits is sensitive to, among other things, the interest rates we pay, and therefore, we bear funding risk if we fail to pay higher rates, or interest rate risk if we are required to pay higher rates, to retain existing deposits or attract new deposits. To mitigate these risks, our funding strategy includes a range of deposit products, and we seek to maintain access to multiple other funding sources, such as securitized financings (including our undrawn committed capacity) and unsecured debt.
The following table summarizes certain information regarding our interest-bearing deposits by type (all of which constitute U.S. deposits) for the periods indicated:

Three months ended September 30 ($ in millions)	2018			2017
	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$28,804	47.9%	2.0%	$23,331	43.8%	1.6%
Savings accounts (including money market accounts)	18,072	30.1	1.8	17,522	32.9	1.2
Brokered deposits	13,247	22.0	2.6	12,441	23.3	2.3
Total interest-bearing deposits	$60,123	100.0%	2.1%	$53,294	100.0%	1.6%

Nine months ended September 30 ($ in millions)	2018			2017
	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$27,255	47.1%	1.9%	$22,138	42.3%	1.6%
Savings accounts (including money market accounts)	18,031	31.1	1.6	17,492	33.4	1.1
Brokered deposits	12,655	21.8	2.5	12,695	24.3	2.2
Total interest-bearing deposits	$57,941	100.0%	1.9%	$52,325	100.0%	1.6%
Our deposit liabilities provide funding with maturities ranging from one day to ten years. At September 30, 2018, the weighted average maturity of our interest-bearing time deposits was 1.3 years. See Note 7. Deposits to our condensed consolidated financial statements for more information on their maturities.
The following table summarizes deposits by contractual maturity at September 30, 2018.

($ in millions)	3 Months or Less	Over 3 Months but within 6 Months	Over 6 Months but within 12 Months	Over 12 Months	Total
U.S. deposits (less than $100,000)(1)	$8,766	$3,741	$5,366	$9,822	$27,695
U.S. deposits ($100,000 or more)
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	3,135	4,538	6,745	5,239	19,657
Savings accounts (including money market accounts)	13,253	—	—	—	13,253
Brokered deposits:
Sweep accounts	1,712	—	—	—	1,712
Total	$26,866	$8,279	$12,111	$15,061	$62,317
______________________

(1)	Includes brokered certificates of deposit for which underlying individual deposit balances are assumed to be less than $100,000.
Securitized Financings
We have been engaged in the securitization of our credit card receivables since 1997. We access the asset-backed securitization market using the Synchrony Credit Card Master Note Trust (“SYNCT”) and the Synchrony Card Issuance Trust (“SYNIT”) through which we issue asset-backed securities through both public transactions and private transactions funded by financial institutions and commercial paper conduits. In addition, we issue asset-backed securities in private transactions through the Synchrony Sales Finance Master Trust (“SFT”).

The following table summarizes expected contractual maturities of the investors’ interests in securitized financings, excluding debt premiums, discounts and issuance costs at September 30, 2018.

($ in millions)	Less Than One Year	One Year Through Three Years	After Three Through Five Years	After Five Years	Total
Scheduled maturities of long-term borrowings—owed to securitization investors:
SYNCT(1)	$2,752	$3,333	$1,591	$—	$7,676
SFT	900	3,125	—	—	4,025
SYNIT(1)	—	2,500	—	—	2,500
Total long-term borrowings—owed to securitization investors	$3,652	$8,958	$1,591	$—	$14,201
______________________

(1)	Excludes subordinated classes of SYNCT notes and SYNIT notes that we own.
We retain exposure to the performance of trust assets through: (i) in the case of SYNCT, SFT and SYNIT, subordinated retained interests in the loan receivables transferred to the trust in excess of the principal amount of the notes for a given series to provide credit enhancement for a particular series, as well as a pari passu seller’s interest in each trust and (ii) in the case of SYNCT and SYNIT, subordinated classes of notes that we own.
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
The following table summarizes for each of our trusts the three-month rolling average excess spread at September 30, 2018.

	Note Principal Balance ($ in millions)	# of Series Outstanding	Three-Month Rolling Average Excess Spread(1)
SYNCT(2)	$8,625	15	~14.5% to 16%
SFT	$4,025	10	11.1%
SYNIT(2)(3)	$2,515	5	~17.8% to 18.4%
______________________

(1)
Represents the excess spread (generally calculated as interest income collected from the applicable pool of loan receivables less applicable net charge-offs, interest expense and servicing costs, divided by the aggregate principal amount of loan receivables in the applicable pool) for SFT or, in the case of SYNCT and SYNIT, a range of the excess spreads relating to the particular series issued within each trust, in each case calculated in accordance with the applicable trust or series documentation, for the three securitization monthly periods ended September 30, 2018.

(2)	Includes subordinated classes of SYNCT and SYNIT notes that we own.

(3)	A three-month rolling average excess spread is not available for SYNIT's public series, because the first issuance for such series closed in September 2018.

Third-Party Debt
Senior Unsecured Notes
The following table provides a summary of our outstanding senior unsecured notes at September 30, 2018.

($ in millions)	Maturity	Principal Amount Outstanding(1)
Fixed rate senior unsecured notes:
Synchrony Financial
2.600% senior unsecured notes	January, 2019	$1,000
3.000% senior unsecured notes	August, 2019	1,100
2.700% senior unsecured notes	February, 2020	750
3.750% senior unsecured notes	August, 2021	750
4.250% senior unsecured notes	August, 2024	1,250
4.500% senior unsecured notes	July, 2025	1,000
3.700% senior unsecured notes	August, 2026	500
3.950% senior unsecured notes	December, 2027	1,000
Synchrony Bank
3.000% senior unsecured notes	June, 2022	750
3.650% senior unsecured notes	May, 2021	750
Total fixed rate senior unsecured notes		$8,850

Floating rate senior unsecured notes:
Synchrony Financial
Three-month LIBOR plus 1.23% senior unsecured notes	February, 2020	$250
Synchrony Bank
Three-month LIBOR plus 0.625% senior unsecured notes	March, 2020	500
Total floating rate senior unsecured notes		$750
______________________

(1)	The amounts shown exclude unamortized debt discount, premiums and issuance cost.
At September 30, 2018, the aggregate amount of outstanding senior unsecured notes was $9.6 billion and the weighted average interest rate was 3.51%.
Short-Term Borrowings
Except as described above, there were no material short-term borrowings for the periods presented.
Other
At September 30, 2018, we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
Covenants
The indenture pursuant to which our senior unsecured notes have been issued includes various covenants. If we do not satisfy any of these covenants, the maturity of amounts outstanding thereunder may be accelerated and become payable. We were in compliance with all of these covenants at September 30, 2018.
At September 30, 2018, we were not in default under any of our credit facilities or senior unsecured notes.

Credit Ratings
Our borrowing costs and capacity in certain funding markets, including securitizations and senior and subordinated debt, may be affected by the credit ratings of the Company, the Bank and the ratings of our asset-backed securities.
At September 30, 2018, Synchrony's senior unsecured debt is rated BBB- (negative outlook) by Fitch and BBB- (negative outlook) by S&P. The Bank’s senior unsecured debt is rated BBB- (negative outlook) by Fitch and BBB (negative outlook) by S&P. In addition, certain of the asset-backed securities issued by SYNCT and SYNIT are rated by Fitch, S&P and/or Moody’s. A credit rating is not a recommendation to buy, sell or hold securities, may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. Downgrades in these credit ratings could materially increase the cost of our funding from, and restrict our access to, the capital markets.
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
We maintain a liquidity portfolio, which at September 30, 2018 had $18.2 billion of liquid assets, primarily consisting of cash and equivalents and short-term obligations of the U.S. Treasury, less cash in transit which is not considered to be liquid, compared to $15.1 billion of liquid assets at December 31, 2017. The increase in liquid assets was primarily due to the retention of excess cash flows from operations and deposit growth, partially offset by the deployment of some of our liquidity to support the PayPal Credit acquisition.
As additional sources of liquidity, at September 30, 2018, we had an aggregate of $4.6 billion of undrawn committed capacity on our securitized financings, subject to customary borrowing conditions, from private lenders under our securitization programs and $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders, and we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
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
Dividend and Share Repurchases

Cash Dividends Declared	Month of Payment	Amount per Common Share	Amount
($ in millions, except per share data)
Three months ended March 31, 2018	February, 2018	$0.15	$114
Three months ended June 30, 2018	May, 2018	0.15	113
Three months ended September 30, 2018	August, 2018	0.21	156
Total dividends declared		$0.51	$383

On May 17, 2018, the Board announced plans to increase our quarterly dividend to $0.21 per share commencing in the third quarter of 2018. The declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board and will depend on many factors. For a discussion of regulatory and other restrictions on our ability to pay dividends and repurchase stock, see “Risk Factors—Risks Relating to Regulation—We are subject to restrictions that limit our ability to pay dividends and repurchase our common stock; the Bank is subject to restrictions that limit its ability to pay dividends to us, which could limit our ability to pay dividends, repurchase our common stock or make payments on our indebtedness” in our 2017 Form 10-K.

Shares Repurchased Under Publicly Announced Programs	Total Number of Shares Purchased	Dollar Value of Shares Purchased

($ and shares in millions)
Three months ended March 31, 2018	10.4	$410
Three months ended June 30, 2018	14.0	491
Three months ended September 30, 2018	30.3	966
Total	54.7	$1,867

In May 2018, we completed our share repurchase program of up to $1.64 billion (the "2017 Share Repurchase Program"). On May 17, 2018, the Company approved a share repurchase program of up to $2.2 billion through June 30, 2019 (the "2018 Share Repurchase Program"). Through the end of the third quarter of 2018, we have repurchased approximately $1.2 billion of common stock as part of the 2018 Share Repurchase Program and expect to complete the share repurchase program by the end of the second quarter of 2019. We made, and expect to continue to make, share repurchases subject to market conditions and other factors, including legal and regulatory restrictions and required approvals.
Regulatory Capital Requirements - Synchrony Financial
As a savings and loan holding company, we are required to maintain minimum capital ratios, under the applicable U.S. Basel III capital rules. For more information, see “Regulation—Savings and Loan Holding Company Regulation” in our 2017 Form 10-K.
For Synchrony Financial to be a well-capitalized savings and loan holding company, Synchrony Bank must be well-capitalized and Synchrony Financial must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. As of September 30, 2018, Synchrony Financial met all the requirements to be deemed well-capitalized.
The following table sets forth the composition of our capital ratios for the Company calculated under the Basel III regulatory capital standards at September 30, 2018 and December 31, 2017, respectively.

	Basel III
	At September 30, 2018(1)		At December 31, 2017(2)
($ in millions)	Amount	Ratio(3)	Amount	Ratio(3)
Total risk-based capital	$13,315	15.5%	$13,954	17.3%
Tier 1 risk-based capital	$12,178	14.2%	$12,890	16.0%
Tier 1 leverage	$12,178	12.3%	$12,890	13.8%
Common equity Tier 1 capital	$12,178	14.2%	$12,890	16.0%
Risk-weighted assets	$85,941		$80,669
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

The decrease in our Common equity Tier 1 capital ratio was primarily due to the increase in loan receivables as a result of the PayPal Credit acquisition and a corresponding increase in risk-weighted assets in the nine months ended September 30, 2018.
Regulatory Capital Requirements - Synchrony Bank
At September 30, 2018 and December 31, 2017, the Bank met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. The following table sets forth the composition of the Bank’s capital ratios calculated under the Basel III rules at September 30, 2018 and December 31, 2017.

	At September 30, 2018		At December 31, 2017		Minimum to be Well- Capitalized under Prompt Corrective Action Provisions
($ in millions)	Amount	Ratio	Amount	Ratio	Ratio
Total risk-based capital	$11,588	15.7%	$10,842	16.2%	10.0%
Tier 1 risk-based capital	$10,607	14.4%	$9,958	14.9%	8.0%
Tier 1 leverage	$10,607	12.5%	$9,958	12.9%	5.0%
Common equity Tier 1 capital	$10,607	14.4%	$9,958	14.9%	6.5%
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
Off-Balance Sheet Arrangements and Unfunded Lending Commitments
____________________________________________________________________________________________
We do not have any significant off-balance sheet arrangements, including guarantees of third-party obligations. Guarantees are contracts or indemnification agreements that contingently require us to make a guaranteed payment or perform an obligation to a third-party based on certain trigger events. At September 30, 2018, we had not recorded any contingent liabilities in our Condensed Consolidated Statement of Financial Position related to any guarantees. See Note 9 - Fair Value Measurements to our condensed consolidated financial statements for information on contingent consideration liabilities related to business acquisitions.
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

ITEM 1. FINANCIAL STATEMENTS
Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Earnings
(Unaudited)
____________________________________________________________________________________________

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except per share data)	2018	2017	2018	2017
Interest income:
Interest and fees on loans (Note 4)	$4,617	$4,182	$12,870	$11,986
Interest on debt securities	77	51	242	130
Total interest income	4,694	4,233	13,112	12,116
Interest expense:
Interest on deposits	314	219	836	615
Interest on borrowings of consolidated securitization entities	86	65	240	193
Interest on third-party debt	88	73	251	208
Total interest expense	488	357	1,327	1,016
Net interest income	4,206	3,876	11,785	11,100
Retailer share arrangements	(871)	(805)	(2,244)	(2,158)
Net interest income, after retailer share arrangements	3,335	3,071	9,541	8,942
Provision for loan losses (Note 4)	1,451	1,310	4,093	3,942
Net interest income, after retailer share arrangements and provision for loan losses	1,884	1,761	5,448	5,000
Other income:
Interchange revenue	182	164	517	474
Debt cancellation fees	65	67	197	203
Loyalty programs	(196)	(168)	(543)	(511)
Other	12	13	30	60
Total other income	63	76	201	226
Other expense:
Employee costs	365	333	1,074	974
Professional fees	232	161	575	470
Marketing and business development	131	124	362	342
Information processing	105	96	308	274
Other	221	244	698	717
Total other expense	1,054	958	3,017	2,777
Earnings before provision for income taxes	893	879	2,632	2,449
Provision for income taxes (Note 12)	222	324	625	899
Net earnings	$671	$555	$2,007	$1,550

Earnings per share
Basic	$0.91	$0.70	$2.68	$1.93
Diluted	$0.91	$0.70	$2.66	$1.93

Dividends declared per common share	$0.21	$0.15	$0.51	$0.41

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
____________________________________________________________________________________________

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2018	2017	2018	2017

Net earnings	$671	$555	$2,007	$1,550

Other comprehensive income (loss)
Debt securities	(5)	3	(29)	6
Currency translation adjustments	—	6	(6)	7
Employee benefit plans	(1)	—	—	—
Other comprehensive income (loss)	(6)	9	(35)	13

Comprehensive income	$665	$564	$1,972	$1,563
Amounts presented net of taxes.

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Financial Position
____________________________________________________________________________________________

($ in millions)	At September 30, 2018	At December 31, 2017
	(Unaudited)
Assets
Cash and equivalents	$12,068	$11,602
Debt securities (Note 3)	7,281	4,473
Loan receivables: (Notes 4 and 5)
Unsecuritized loans held for investment	59,868	55,526
Restricted loans of consolidated securitization entities	27,653	26,421
Total loan receivables	87,521	81,947
Less: Allowance for loan losses	(6,223)	(5,574)
Loan receivables, net	81,298	76,373
Goodwill	1,024	991
Intangible assets, net (Note 6)	1,105	749
Other assets	1,769	1,620
Total assets	$104,545	$95,808

Liabilities and Equity
Deposits: (Note 7)
Interest-bearing deposit accounts	$62,030	$56,276
Non-interest-bearing deposit accounts	287	212
Total deposits	62,317	56,488
Borrowings: (Notes 5 and 8)
Borrowings of consolidated securitization entities	14,187	12,497
Senior unsecured notes	9,554	8,302
Total borrowings	23,741	20,799
Accrued expenses and other liabilities	4,491	4,287
Total liabilities	$90,549	$81,574

Equity:
Common Stock, par share value $0.001 per share; 4,000,000,000 shares authorized; 833,984,684 shares issued at both September 30, 2018 and December 31, 2017; 718,710,316 and 770,531,433 shares outstanding at September 30, 2018 and December 31, 2017, respectively	$1	$1
Additional paid-in capital	9,470	9,445
Retained earnings	8,355	6,809
Accumulated other comprehensive income (loss):
Debt securities	(48)	(19)
Currency translation adjustments	(23)	(17)
Other	(28)	(28)
Treasury Stock, at cost; 115,274,368 and 63,453,251 shares at September 30, 2018 and December 31, 2017, respectively	(3,731)	(1,957)
Total equity	13,996	14,234
Total liabilities and equity	$104,545	$95,808

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
____________________________________________________________________________________________

	Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity

Balance at January 1, 2017	833,985	$1	$9,393	$5,330	$(53)	$(475)	$14,196
Net earnings	—	—	—	1,550	—	—	1,550
Other comprehensive income	—	—	—	—	13	—	13
Purchases of treasury stock	—	—	—	—	—	(1,066)	(1,066)
Stock-based compensation	—	—	36	(9)	—	10	37
Dividends - common stock	—	—	—	(328)	—	—	(328)
Balance at September 30, 2017	833,985	$1	$9,429	$6,543	$(40)	$(1,531)	$14,402

Balance at January 1, 2018	833,985	$1	$9,445	$6,809	$(64)	$(1,957)	$14,234
Net earnings	—	—	—	2,007	—	—	2,007
Other comprehensive income	—	—	—	—	(35)	—	(35)
Purchases of treasury stock	—	—	—	—	—	(1,868)	(1,868)
Stock-based compensation	—	—	25	(81)	—	94	38
Dividends - common stock	—	—	—	(383)	—	—	(383)
Other	—	—	—	3	—		3
Balance at September 30, 2018	833,985	$1	$9,470	$8,355	$(99)	$(3,731)	$13,996

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
____________________________________________________________________________________________

	Nine months ended September 30,
($ in millions)	2018	2017
Cash flows - operating activities
Net earnings	$2,007	$1,550
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for loan losses	4,093	3,942
Deferred income taxes	(53)	186
Depreciation and amortization	222	187
(Increase) decrease in interest and fees receivable	(36)	(110)
(Increase) decrease in other assets	(39)	(79)
Increase (decrease) in accrued expenses and other liabilities	120	(58)
All other operating activities	452	488
Cash provided from (used for) operating activities	6,766	6,106

Cash flows - investing activities
Maturity and sales of debt securities	3,961	2,987
Purchases of debt securities	(6,805)	(1,247)
Acquisition of loan receivables	(7,342)	(73)
Net (increase) decrease in loan receivables	(1,950)	(3,706)
All other investing activities	(615)	(383)
Cash provided from (used for) investing activities	(12,751)	(2,422)

Cash flows - financing activities
Borrowings of consolidated securitization entities
Proceeds from issuance of securitized debt	4,493	2,381
Maturities and repayment of securitized debt	(2,807)	(2,884)
Third-party debt
Proceeds from issuance of third-party debt	1,244	741
Maturities and repayment of third-party debt	—	(500)
Net increase (decrease) in deposits	5,792	2,400
Purchases of treasury stock	(1,868)	(1,066)
Dividends paid on common stock	(383)	(328)
All other financing activities	(32)	(8)
Cash provided from (used for) financing activities	6,439	736

Increase (decrease) in cash and equivalents, including restricted amounts	454	4,420
Cash and equivalents, including restricted amounts, at beginning of period	11,817	9,668
Cash and equivalents at end of period:
Cash and equivalents	12,068	13,915
Restricted cash and equivalents included in other assets	203	173
Total cash and equivalents, including restricted amounts, at end of period	$12,271	$14,088

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU replaces the existing incurred loss impairment guidance with a new impairment model known as the Current Expected Credit Loss ("CECL") model, which is based on expected credit losses. The CECL model requires, upon origination of a loan, the recognition of all expected credit losses over the life of the loan based on historical experience, current conditions and reasonable and supportable forecasts. This standard is effective for annual and interim reporting periods for fiscal years beginning after December 15, 2019, with early adoption permitted for annual and interim periods for fiscal years beginning after December 15, 2018. We plan to adopt the standard on its effective date. The amendments in this standard will be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. While we are evaluating the effect that ASU 2016-13 will have on our consolidated financial statements and related disclosures, this standard is expected to result in an increase to the Company's allowance for loan losses given the change to expected losses for the estimated life of the financial asset. The extent of the increase will depend on the asset quality of the portfolio, and economic conditions and forecasts at adoption.
See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our 2017 annual consolidated financial statements in our 2017 Form 10-K, for additional information on our significant accounting policies, including discussion of the nature of the restrictions on our cash balances.
NOTE 3.    DEBT SECURITIES
All of our debt securities are classified as available-for-sale and are held to meet our liquidity objectives or to comply with the Community Reinvestment Act (“CRA”). Our debt securities consist of the following:

	September 30, 2018				December 31, 2017
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
($ in millions)	cost	gains	losses	fair value	cost	gains	losses	fair value
U.S. government and federal agency	$4,300	$—	$(9)	$4,291	$2,419	$—	$(3)	$2,416
State and municipal	40	—	(1)	39	44	—	—	44
Residential mortgage-backed(a)	1,216	1	(56)	1,161	1,258	1	(28)	1,231
Asset-backed(b)	1,791	—	(3)	1,788	781	—	(1)	780
U.S. corporate debt	2	—	—	2	2	—	—	2
Total	$7,349	$1	$(69)	$7,281	$4,504	$1	$(32)	$4,473
_______________________

(a)
All of our residential mortgage-backed securities have been issued by government-sponsored entities and are collateralized by U.S. mortgages. At September 30, 2018 and December 31, 2017, $310 million and $344 million of residential mortgage-backed securities, respectively, are pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve Discount Window advances.

(b)	All of our asset-backed securities are collateralized by credit card loans.

The following table presents the estimated fair values and gross unrealized losses of our available-for-sale debt securities:

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
($ in millions)	fair value	losses	fair value	losses
At September 30, 2018
U.S. government and federal agency	$4,092	$(8)	$199	$(1)
State and municipal	33	(1)	3	—
Residential mortgage-backed	296	(6)	849	(50)
Asset-backed	1,338	(3)	8	—
Total	$5,759	$(18)	$1,059	$(51)

At December 31, 2017
U.S. government and federal agency	$2,416	$(3)	$—	$—
State and municipal	—	—	29	—
Residential mortgage-backed	142	(1)	1,026	(27)
Asset-backed	626	(1)	—	—
Total	$3,184	$(5)	$1,055	$(27)
We regularly review debt securities for impairment using both qualitative and quantitative criteria. We presently do not intend to sell our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell these securities before recovery of our amortized cost.
There were no other-than-temporary impairments recognized during the nine months ended September 30, 2018 and 2017.
Contractual Maturities of Investments in Available-for-Sale Debt Securities

	Amortized	Estimated
At September 30, 2018 ($ in millions)	cost	fair value

Due
Within one year	$5,441	$5,438
After one year through five years	$652	$644
After five years through ten years	$167	$165
After ten years	$1,089	$1,034
We expect actual maturities to differ from contractual maturities because borrowers have the right to prepay certain obligations.
There were no material realized gains or losses recognized for the nine months ended September 30, 2018 and 2017.
Although we generally do not have the intent to sell any specific securities held at September 30, 2018, in the ordinary course of managing our debt securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield, liquidity requirements and funding obligations.

NOTE 4.    LOAN RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

($ in millions)	September 30, 2018	December 31, 2017

Credit cards	$84,319	$79,026
Consumer installment loans	1,789	1,578
Commercial credit products	1,353	1,303
Other	60	40
Total loan receivables, before allowance for losses(a)(b)	$87,521	$81,947
_______________________

(a)
Total loan receivables include $27.7 billion and $26.4 billion of restricted loans of consolidated securitization entities at September 30, 2018 and December 31, 2017, respectively. See Note 5. Variable Interest Entities for further information on these restricted loans.

(b)
At September 30, 2018, loan receivables included discounts and deferred fees, net of premiums and deferred costs, of $5 million. At December 31, 2017, loan receivables included deferred costs, net of deferred fees, of $97 million.

Loan Receivables Acquired
On July 2, 2018, we completed our acquisition of the U.S. PayPal Credit financing program, comprising of $7.6 billion of outstanding loan receivables. We also extended our existing co-brand credit card program with PayPal and Synchrony Bank is now PayPal’s exclusive issuing bank for the PayPal Credit consumer financing program in the United States through 2028. This transaction was accounted for as an asset purchase and the receivables are included within Credit cards at September 30, 2018 in the table above.
Our portfolio of loan receivables includes certain consumer and commercial loans acquired that were recorded at fair value at acquisition and subsequently accounted for based on cash flows expected to be collected, which are referred to as purchase credit impaired (“PCI”).
At September 30, 2018, the total recorded investment in PCI loan receivables is $107 million, for which there is no related valuation allowance. Unpaid balance of the PCI loan receivables at September 30, 2018 is $221 million.
Allowance for Loan Losses

($ in millions)	Balance at July 1, 2018	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2018

Credit cards	$5,757	$1,427	$(1,269)	$202	$6,117
Consumer installment loans	51	9	(13)	4	51
Commercial credit products	50	15	(13)	2	54
Other	1	—	—	—	1
Total	$5,859	$1,451	$(1,295)	$208	$6,223

($ in millions)	Balance at July 1, 2017	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2017

Credit cards	$4,906	$1,287	$(1,140)	$211	$5,264
Consumer installment loans	34	14	(12)	3	39
Commercial credit products	60	9	(14)	2	57
Other	1	—	—	—	1
Total	$5,001	$1,310	$(1,166)	$216	$5,361

($ in millions)	Balance at January 1, 2018	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2018

Credit cards	$5,483	$4,016	$(4,016)	$634	$6,117
Consumer installment loans	40	39	(40)	12	51
Commercial credit products	50	38	(39)	5	54
Other	1	—	—	—	1
Total	$5,574	$4,093	$(4,095)	$651	$6,223

($ in millions)	Balance at January 1, 2017	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2017

Credit cards	$4,254	$3,866	$(3,518)	$662	$5,264
Consumer installment loans	37	28	(37)	11	39
Commercial credit products	52	48	(48)	5	57
Other	1	—	—	—	1
Total	$4,344	$3,942	$(3,603)	$678	$5,361

Delinquent and Non-accrual Loans

At September 30, 2018 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing

Credit cards	$2,129	$1,814	$3,943	$1,814	$—
Consumer installment loans	25	4	29	—	4
Commercial credit products	34	15	49	15	—
Total delinquent loans	$2,188	$1,833	$4,021	$1,829	$4
Percentage of total loan receivables	2.5%	2.1%	4.6%	2.1%	—%

At December 31, 2017 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing

Credit cards	$1,906	$1,849	$3,755	$1,849	$—
Consumer installment loans	25	5	30	—	5
Commercial credit products	31	15	46	15	—
Total delinquent loans	$1,962	$1,869	$3,831	$1,864	$5
Percentage of total loan receivables	2.4%	2.3%	4.7%	2.3%	—%

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

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2018	2017	2018	2017
Credit cards	$227	$210	$644	$557
Consumer installment loans	—	—	—	—
Commercial credit products	1	1	3	3
Total	$228	$211	$647	$560
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

At September 30, 2018 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$1,149	$(510)	$639	$1,034
Consumer installment loans	—	—	—	—
Commercial credit products	4	(2)	2	4
Total	$1,153	$(512)	$641	$1,038

At December 31, 2017 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$1,038	$(444)	$594	$925
Consumer installment loans	—	—	—	—
Commercial credit products	5	(2)	3	5
Total	$1,043	$(446)	$597	$930

Financial Effects of TDRs
As part of our loan modifications for borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following table presents the types and financial effects of loans modified and accounted for as TDRs during the periods presented:

Three months ended September 30,	2018			2017
($ in millions)	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$13	$67	$1,122	$13	$57	$954
Consumer installment loans	—	—	—	—	—	—
Commercial credit products	—	1	5	—	1	5
Total	$13	$68	$1,127	$13	$58	$959

Nine months ended September 30,	2018			2017
($ in millions)	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$37	$194	$1,089	$36	$161	$916
Consumer installment loans	—	—	—	—	—	—
Commercial credit products	—	1	5	—	1	6
Total	$37	$195	$1,094	$36	$162	$922
Payment Defaults
The following table presents the type, number and amount of loans accounted for as TDRs that enrolled in a modification plan within the previous 12 months from the applicable balance sheet date and experienced a payment default during the periods presented. A customer defaults from a modification program after two consecutive missed payments.

Three months ended September 30,	2018		2017
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	18,719	$43	19,466	$41
Consumer installment loans	—	—	—	—
Commercial credit products	74	—	58	—
Total	18,793	$43	19,524	$41

Nine months ended September 30,	2018		2017
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	43,361	$101	42,569	$90
Consumer installment loans	—	—	—	—
Commercial credit products	340	1	124	1
Total	43,701	$102	42,693	$91
Credit Quality Indicators
Our loan receivables portfolio includes both secured and unsecured loans. Secured loan receivables are largely comprised of consumer installment loans secured by equipment. Unsecured loan receivables are largely comprised of our open-ended consumer and commercial revolving credit card loans. As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, as well as information from credit bureaus, such as a Fair Isaac Corporation (“FICO”) or other credit scores, relating to the customer’s broader credit performance. FICO scores are generally obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three credit score categories: (i) 661 or higher, which are considered the strongest credits; (ii) 601 to 660, considered moderate credit risk; and (iii) 600 or less, which are considered weaker credits. There are certain customer accounts for which a FICO score is not available where we use alternative sources to assess their credit and predict behavior. The following table provides the most recent FICO scores available for our customers at September 30, 2018 and December 31, 2017, respectively, as a percentage of each class of loan receivable. The table below excludes 0.5%, 0.6% and 0.7% of our total loan receivables balance at each of September 30, 2018, December 31, 2017 and September 30, 2017, respectively, which represents those customer accounts for which a FICO score is not available.

	September 30, 2018			December 31, 2017			September 30, 2017
	661 or	601 to	600 or	661 or	601 to	600 or	661 or	601 to	600 or
	higher	660	less	higher	660	less	higher	660	less

Credit cards	74%	18%	8%	73%	19%	8%	73%	19%	8%
Consumer installment loans	81%	14%	5%	79%	15%	6%	79%	15%	6%
Commercial credit products	91%	5%	4%	88%	7%	5%	88%	7%	5%
Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and by applying the same credit standards for all of our credit products. Unused credit card lines available to our customers totaled approximately $414 billion and $370 billion at September 30, 2018 and December 31, 2017, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.

Interest Income by Product
The following table provides additional information about our interest and fees on loans, including merchant discounts, from our loan receivables, including held for sale:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2018	2017	2018	2017
Credit cards	$4,538	$4,111	$12,647	$11,780
Consumer installment loans	41	35	114	101
Commercial credit products	37	36	107	104
Other	1	—	2	1
Total	$4,617	$4,182	$12,870	$11,986
NOTE 5.    VARIABLE INTEREST ENTITIES
We use VIEs to securitize loan receivables and arrange asset-backed financing in the ordinary course of business. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE and we did not provide non-contractual support for previously transferred loan receivables to any VIE in the three and nine months ended September 30, 2018 and 2017. Our VIEs are able to accept new loan receivables and arrange new asset-backed financings, consistent with the requirements and limitations on such activities placed on the VIE by existing investors. Once an account has been designated to a VIE, the contractual arrangements we have require all existing and future loan receivables originated under such account to be transferred to the VIE. The amount of loan receivables held by our VIEs in excess of the minimum amount required under the asset-backed financing arrangements with investors may be removed by us under random removal of accounts provisions. All loan receivables held by a VIE are subject to claims of third-party investors.
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

The table below summarizes the assets and liabilities of our consolidated securitization VIEs described above.

($ in millions)	September 30, 2018	December 31, 2017
Assets
Loan receivables, net(a)	$25,958	$24,990
Other assets(b)	74	62
Total	$26,032	$25,052

Liabilities
Borrowings	$14,187	$12,497
Other liabilities	35	30
Total	$14,222	$12,527
_______________________

(a)
Includes $1.7 billion and $1.4 billion of related allowance for loan losses resulting in gross restricted loans of $27.7 billion and $26.4 billion at September 30, 2018 and December 31, 2017, respectively.

(b)
Includes $65 million and $55 million of segregated funds held by the VIEs at September 30, 2018 and December 31, 2017, respectively, which are classified as restricted cash and equivalents and included as a component of other assets in our Condensed Consolidated Statements of Financial Position.

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
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $1.3 billion and $1.0 billion for the three months ended September 30, 2018 and 2017, respectively. Related expenses consisted primarily of provision for loan losses of $261 million and $303 million for the three months ended September 30, 2018 and 2017, respectively, and interest expense of $86 million and $65 million for the three months ended September 30, 2018 and 2017, respectively.
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $3.7 billion and $3.1 billion for the nine months ended September 30, 2018 and 2017, respectively. Related expenses consisted primarily of provision for loan losses of $1.1 billion and $904 million for the nine months ended September 30, 2018 and 2017, respectively, and interest expense of $240 million and $193 million for the nine months ended September 30, 2018 and 2017, respectively.
NOTE 6.    INTANGIBLE ASSETS

	September 30, 2018			December 31, 2017
($ in millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related	$1,566	$(765)	$801	$1,242	$(679)	$563
Capitalized software and other	546	(242)	304	368	(182)	186
Total	$2,112	$(1,007)	$1,105	$1,610	$(861)	$749
During the nine months ended September 30, 2018, we recorded additions to intangible assets subject to amortization of $534 million, primarily related to customer-related intangible assets, as well as capitalized software expenditures.

Customer-related intangible assets primarily relate to retail partner contract acquisitions and extensions, as well as purchased credit card relationships. During the nine months ended September 30, 2018 and 2017, we recorded additions to customer-related intangible assets subject to amortization of $342 million and $175 million, respectively, primarily related to payments made to acquire and extend certain retail partner relationships. These additions had a weighted average amortizable life of 9 years and 10 years for the nine months ended September 30, 2018 and 2017, respectively.
Amortization expense related to retail partner contracts was $34 million and $28 million for the three months ended September 30, 2018 and 2017, respectively, and $92 million and $83 million for the nine months ended September 30, 2018 and 2017, respectively, and is included as a component of marketing and business development expense in our Condensed Consolidated Statements of Earnings. All other amortization expense was $29 million and $25 million for the three months ended September 30, 2018 and 2017, respectively, and $84 million and $63 million for the nine months ended September 30, 2018 and 2017, respectively, and is included as a component of other expense in our Condensed Consolidated Statements of Earnings.
NOTE 7.    DEPOSITS

	September 30, 2018		December 31, 2017
($ in millions)	Amount	Average rate(a)	Amount	Average rate(a)

Interest-bearing deposits	$62,030	1.9%	$56,276	1.6%
Non-interest-bearing deposits	287	—	212	—
Total deposits	$62,317		$56,488
____________________

(a)	Based on interest expense for the nine months ended September 30, 2018 and the year ended December 31, 2017 and average deposits balances.
At September 30, 2018 and December 31, 2017, interest-bearing deposits included $19.7 billion and $16.2 billion of certificates of deposit of $100,000 or more, respectively. Of the total certificates of deposit of $100,000 or more, $6.7 billion and $5.3 billion were certificates of deposit of $250,000 or more at September 30, 2018 and December 31, 2017, respectively.
At September 30, 2018, our interest-bearing time deposits maturing for the remainder of 2018 and over the next four years and thereafter were as follows:

($ in millions)	2018	2019	2020	2021	2022	Thereafter
Deposits	$5,402	$23,439	$4,352	$2,802	$2,460	$2,397
The above maturity table excludes $18.0 billion of demand deposits with no defined maturity, of which $16.7 billion are savings accounts. In addition, at September 30, 2018, we had $3.2 billion of broker network deposit sweeps procured through a program arranger who channels brokerage account deposits to us that are also excluded from the above maturity table. Unless extended, the contracts associated with these broker network deposit sweeps will terminate between 2020 and 2021.

NOTE 8.    BORROWINGS

	September 30, 2018				December 31, 2017
($ in millions)	Maturity date	Interest Rate	Weighted average interest rate	Outstanding Amount(a)	Outstanding Amount(a)

Borrowings of consolidated securitization entities:
Fixed securitized borrowings	2019 - 2023	1.58% - 3.87%	2.47%	$8,662	$8,347
Floating securitized borrowings	2019 - 2021	2.75% - 3.22%	2.91%	5,525	4,150
Total borrowings of consolidated securitization entities			2.64%	14,187	12,497

Synchrony Financial senior unsecured notes:
Fixed senior unsecured notes	2019 - 2027	2.60% - 4.50%	3.59%	7,316	7,310
Floating senior unsecured notes	2020	3.58%	3.58%	249	250

Synchrony Bank senior unsecured notes:
Fixed senior unsecured notes	2021 - 2022	3.00% - 3.65%	3.33%	1,490	742
Floating senior unsecured notes	2020	3.01%	3.01%	499	—
Total senior unsecured notes			3.51%	9,554	8,302

Total borrowings				$23,741	$20,799
___________________

(a)	The amounts presented above for outstanding borrowings include unamortized debt premiums, discounts and issuance cost.
Debt Maturities
The following table summarizes the maturities of the principal amount of our borrowings of consolidated securitization entities and senior unsecured notes for the remainder of 2018 and over the next four years and thereafter:

($ in millions)	2018	2019	2020	2021	2022	Thereafter
Borrowings	$—	$6,385	$6,800	$4,525	$1,634	$4,457
Third-Party Debt

2018 Issuances ($ in millions):
Synchrony Bank
Issuance Date	Principal Amount	Maturity	Interest Rate
January 2, 2018	$500	2020	Floating rate (three-month LIBOR plus 0.625%)
May 24, 2018	$750	2021	3.650%

Credit Facilities
As additional sources of liquidity, we have undrawn committed capacity under credit facilities, primarily related to our securitization programs.
At September 30, 2018, we had an aggregate of $4.6 billion of undrawn committed capacity under our securitization financings, subject to customary borrowing conditions, from private lenders under our securitization programs, and an aggregate of $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders.
NOTE 9.    FAIR VALUE MEASUREMENTS
For a description of how we estimate fair value, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies in our 2017 annual consolidated financial statements in our 2017 Form 10-K.
The following tables present our assets and liabilities measured at fair value on a recurring basis.
Recurring Fair Value Measurements

At September 30, 2018 ($ in millions)	Level 1	Level 2	Level 3	Total(a)

Assets
Debt securities
U.S. Government and Federal Agency	$—	$4,291	$—	$4,291
State and municipal	—	—	39	39
Residential mortgage-backed	—	1,161	—	1,161
Asset-backed	—	1,788	—	1,788
U.S. corporate debt	—	—	2	2
Other assets(b)	15	—	11	26
Total	$15	$7,240	$52	$7,307

Liabilities
Contingent consideration	—	—	31	31
Total	$—	$—	$31	$31

At December 31, 2017 ($ in millions)

Assets
Debt securities
U.S. Government and Federal Agency	$—	$2,416	$—	$2,416
State and municipal	—	—	44	44
Residential mortgage-backed	—	1,231	—	1,231
Asset-backed	—	780	—	780
U.S. corporate debt	—	—	2	2
Other assets(b)	15	—	—	15
Total	$15	$4,427	$46	$4,488
_______________________

(a)	For the nine months ended September 30, 2018, there were no fair value measurements transferred between levels.

(b)	Other assets primarily relate to equity investments measured at fair value.

Loop Commerce
The contingent consideration in the table above relates to the acquisition of Loop Commerce, a provider of digital and in-store gifting services, which was completed in June 2018. Under the acquisition agreement, the actual amount of contingent consideration to be paid to prior investors is dependent on certain future revenues of Loop Commerce over each annual period during the three-year period ending June 30, 2021. The fair value of the contingent consideration was estimated by applying the income approach based upon significant Level 3 inputs not observable in the market. The assumptions used in the analysis are inherently subjective, and thus the ultimate amount of the contingent consideration liability may differ materially from the most recent estimate. The contingent consideration obligation has been subsequently remeasured to fair value at each reporting date following the acquisition, with changes to fair value recognized in the Consolidated Statement of Earnings. At the date of acquisition, the range of potential payments of this contingent consideration was between zero and $126 million. The higher end of this range would be payable in the event the future revenues of Loop Commerce meet the required targets for all three annual periods during the earnout term.
Additionally, as part of the acquisition of Loop Commerce, the Company entered into compensation arrangements with certain employees of Loop Commerce which are also contingent on certain future revenues of Loop Commerce over each annual period during the three-year period ending June 30, 2021.
Level 3 Fair Value Measurements
Our Level 3 recurring fair value measurements primarily relate to state and municipal debt instruments, which are valued using non-binding broker quotes or other third-party sources, CRA investments which are valued using net asset values, as well as the contingent consideration obligation discussed above. For a description of our process to evaluate third-party pricing servicers, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies in our 2017 annual consolidated financial statements in our 2017 Form 10-K. Our state and municipal debt securities are classified as available-for-sale with changes in fair value included in accumulated other comprehensive income.
The changes in our Level 3 assets and liabilities that are measured on a recurring basis for the three and nine months ended September 30, 2018 and 2017 were not material.

Financial Assets and Financial Liabilities Carried at Other than Fair Value

	Carrying	Corresponding fair value amount
At September 30, 2018 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$12,068	$12,068	$12,068	$—	$—
Other assets(a)(b)	$203	$203	$203	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$81,298	$90,048	$—	$—	$90,048

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$62,317	$62,235	$—	$62,235	$—
Borrowings of consolidated securitization entities	$14,187	$14,081	$—	$8,565	$5,516
Senior unsecured notes	$9,554	$9,332	$—	$9,332	$—

	Carrying	Corresponding fair value amount
At December 31, 2017 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$11,602	$11,602	$11,602	$—	$—
Other assets(a)(b)	$215	$215	$215	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$76,373	$85,871	$—	$—	$85,871

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$56,488	$56,754	$—	$56,754	$—
Borrowings of consolidated securitization entities	$12,497	$12,475	$—	$8,323	$4,152
Senior unsecured notes	$8,302	$8,471	$—	$8,471	$—
_______________________

(a)	For cash and equivalents and restricted cash and equivalents, carrying value approximates fair value due to the liquid nature and short maturity of these instruments.

(b)	This balance relates to restricted cash and equivalents, which is included in other assets.

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
At September 30, 2018 and December 31, 2017, Synchrony Financial met all applicable requirements to be deemed well-capitalized pursuant to Federal Reserve Board regulations. At September 30, 2018 and December 31, 2017, the Bank also met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. There are no conditions or events subsequent to September 30, 2018 that management believes have changed the Company's or the Bank’s capital category.
The actual capital amounts, ratios and the applicable required minimums of the Company and the Bank are as follows:
Synchrony Financial

At September 30, 2018 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)

Total risk-based capital	$13,315	15.5%	$6,875	8.0%
Tier 1 risk-based capital	$12,178	14.2%	$5,156	6.0%
Tier 1 leverage	$12,178	12.3%	$3,945	4.0%
Common equity Tier 1 Capital	$12,178	14.2%	$3,867	4.5%

At December 31, 2017 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)

Total risk-based capital	$13,954	17.3%	$6,454	8.0%
Tier 1 risk-based capital	$12,890	16.0%	$4,840	6.0%
Tier 1 leverage	$12,890	13.8%	$3,724	4.0%
Common equity Tier 1 Capital	$12,890	16.0%	$3,630	4.5%

Synchrony Bank

At September 30, 2018 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio

Total risk-based capital	$11,588	15.7%	$5,910	8.0%	$7,387	10.0%
Tier 1 risk-based capital	$10,607	14.4%	$4,432	6.0%	$5,910	8.0%
Tier 1 leverage	$10,607	12.5%	$3,390	4.0%	$4,237	5.0%
Common equity Tier I capital	$10,607	14.4%	$3,324	4.5%	$4,802	6.5%

At December 31, 2017 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio

Total risk-based capital	$10,842	16.2%	$5,340	8.0%	$6,675	10.0%
Tier 1 risk-based capital	$9,958	14.9%	$4,005	6.0%	$5,340	8.0%
Tier 1 leverage	$9,958	12.9%	$3,083	4.0%	$3,854	5.0%
Common equity Tier I capital	$9,958	14.9%	$3,004	4.5%	$4,339	6.5%
_______________________

(a)	Capital ratios are calculated based on the Basel III Standardized Approach rules which, at December 31, 2017, also included applicable transition provisions.

(b)
At September 30, 2018 and at December 31, 2017, Synchrony Financial and the Bank also must maintain a capital conservation buffer of common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 1.875 percentage points and 1.25 percentage points, respectively, to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.

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
The following table presents the calculation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2018	2017	2018	2017

Net earnings	$671	$555	$2,007	$1,550

Weighted average common shares outstanding, basic	734.9	787.3	750.2	801.3
Effect of dilutive securities	3.9	3.6	5.5	3.7
Weighted average common shares outstanding, dilutive	738.8	790.9	755.7	805.0

Earnings per basic common share	$0.91	$0.70	$2.68	$1.93
Earnings per diluted common share	$0.91	$0.70	$2.66	$1.93

We have issued certain stock based awards under the Synchrony Financial 2014 Long-Term Incentive Plan. A total of 5 million and 4 million shares for three months ended September 30, 2018 and 2017, respectively, and 3 million shares for both the nine months ended September 30, 2018 and 2017, respectively, related to these awards, were considered anti-dilutive and therefore were excluded from the computation of diluted earnings per share.
NOTE 12.    INCOME TAXES
We file consolidated U.S. federal and state income tax returns separate and apart from GE. For periods up to and including the date of Separation, we were included in the consolidated U.S. federal and state income tax returns of GE, where applicable, but also filed certain separate state and foreign income tax returns. The tax provision is presented on a separate company basis as if we were a separate filer for tax purposes for all periods. The effects of tax adjustments and settlements from taxing authorities are presented in our condensed consolidated financial statements in the period in which they occur. Our current obligations for taxes are settled with the relevant tax authority, or GE, as applicable, on an estimated basis and adjusted in later periods as appropriate and are reflected in our consolidated financial statements in the periods in which those settlements occur. We recognize the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. In calculating the provision for interim period income taxes, in accordance with Accounting Standards Codification 740, Income Taxes, we estimate the effective tax rate expected to be applicable for the full fiscal year and apply that estimated annual effective tax rate to year-to-date ordinary income. Adjustments to tax expense are made for year-to-date discrete items. The effective tax rate for the three months ended September 30, 2018 decreased to 24.9%, compared to 36.9% in the same period in the prior year, primarily due to the reduction in the corporate tax rate from 35% to 21% included in the Tax Act. See “Management's Discussion and Analysis—Critical Accounting Estimates” in our 2017 Form 10-K, for a discussion of the significant judgments and estimates related to income taxes.
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
Unrecognized Tax Benefits

($ in millions)	September 30, 2018	December 31, 2017
Unrecognized tax benefits, excluding related interest expense and penalties(a)	$258	$255
Portion that, if recognized, would reduce tax expense and effective tax rate(b)	$179	$173
____________________

(a)	Interest and penalties related to unrecognized tax benefits were not material for all periods presented.

(b)
Includes gross state and local unrecognized tax benefits net of the effects of associated U.S. federal income taxes. Excludes amounts attributable to any related valuation allowances resulting from associated increases in deferred tax assets.

We compute our unrecognized tax benefits on a separate return basis. For unrecognized tax benefits associated with periods prior to 2014, we will settle our liabilities, as required, in accordance with the Tax Sharing and Separation Agreement with GE, which we entered into in connection with our initial public offering in 2014. The amount of unrecognized tax benefits that is reasonably possible to be resolved in the next twelve months is expected to be $76 million, of which $29 million, if recognized, would reduce the Company's tax expense and effective tax rate.

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
As of September 30, 2018, assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities, we estimate that net interest income over the following 12-month period would increase by approximately $67 million. This estimate projects net interest income over the following 12-month period and takes into consideration future growth and balance sheet composition.
For a more detailed discussion of our exposure to market risk, refer to “Management's Discussion and Analysis—Quantitative and Qualitative Disclosures about Market Risk” in our 2017 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

No change in internal control over financial reporting occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding purchases of our common stock primarily related to our share repurchase program that were made by us or on our behalf during the three months ended September 30, 2018.

($ in millions, except per share data)	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Programs(c)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs(b)

July 1 - 31, 2018	7,702,315	$32.74	7,684,897	$1,667.4
August 1 - 31, 2018	12,827,329	30.82	11,662,607	1,305.7
September 1 - 30, 2018	10,978,299	32.24	10,942,879	953.0
Total	31,507,943	$31.78	30,290,383	$953.0

_______________________

(a)
Primarily represents repurchases of shares of common stock under our publicly announced share repurchase programs of up to $2.2 billion of our outstanding shares of common stock through June 30, 2019 (the "2018 Share Repurchase Program"). Also includes 17,418 shares, 1,164,722 shares and 35,420 shares withheld in July, August and September, respectively, to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock awards or upon the exercise of stock options.

(b)	Amounts exclude commission costs.

(c)	On May 17, 2018, the Board of Directors approved the 2018 Share Repurchase Program.
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
101
The following materials from Synchrony Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2018 and 2017, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Financial Position at September 30, 2018 and December 31, 2017, (iv) Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2018 and 2017, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (vi) Notes to Condensed Consolidated Financial Statements.

______________________

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synchrony Financial
(Registrant)

October 25, 2018	/s/ Brian D. Doubles
Date	Brian D. Doubles Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)