Form 10-K
period 2018-12-31
Synchrony Financial
filed 2019-02-15
CIK 1601712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the outstanding common equity of the registrant held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $24,921,449,418,
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 11, 2019 was 709,862,330
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held May 23, 2019, is incorporated by reference into Part III to the extent described therein.

Synchrony Financial
Table of Contents
CHANGES TO OUR ANNUAL REPORT ON FORM 10-K
To improve the readability of this document and better present both our financial results and how we manage our business, we have changed the order and presentation of content in our Annual Report on Form 10-K. See "Form 10-K Cross-Reference Index" on page 4 for a cross-reference index to the traditional U.S. Securities and Exchange Commission (SEC) Form 10-K format.

FORM 10-K CROSS REFERENCE INDEX
____________________________________________________________________________________________
______________________

(a)
Incorporated by reference to “Management”, “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Governance Principles,” “Code of Conduct” and “Committees of the Board of the Directors” in our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be held on May 23, 2019, which will be filed within 120 days of the end our fiscal year ended December 31, 2018 (the “2019 Proxy Statement”).

(b)
Incorporated by reference to “Compensation Discussion and Analysis,” “2018 Executive Compensation,” “Management Development and Compensation Committee Report” and “Management Development and Compensation Committee Interlocks and Insider Participation” and “CEO Pay Ratio” in the 2019 Proxy Statement.

(c)	Incorporated by reference to “Beneficial Ownership” and “Equity Compensation Plan Information” in the 2019 Proxy Statement.

(d)	Incorporated by reference to “Related Person Transactions,” “Election of Directors” and “Committees of the Board of Directors” in the 2019 Proxy Statement.

(e)	Incorporated by reference to “Independent Auditor” in the 2019 Proxy Statement.

Certain Defined Terms
Except as the context may otherwise require in this report, references to:

•	“we,” “us,” “our” and the “Company” are to SYNCHRONY FINANCIAL and its subsidiaries;

•	“Synchrony” are to SYNCHRONY FINANCIAL only;

•	the “Bank” are to Synchrony Bank (a subsidiary of Synchrony);

•	the “Board of Directors” are to Synchrony’s board of directors;

•	“GE” are to General Electric Company and its subsidiaries;

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
We provide a range of credit products through programs we have established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which, in our business and in this report, we refer to as our “partners.” The terms of the programs all require cooperative efforts between us and our partners of varying natures and degrees to establish and operate the programs. Our use of the term “partners” to refer to these entities is not intended to, and does not, describe our legal relationship with them, imply that a legal partnership or other relationship exists between the parties or create any legal partnership or other relationship. The “average length of our relationship” with respect to a specified group of partners or programs is measured on a weighted average basis by interest and fees on loans for the year ended December 31, 2018 for those partners or for all partners participating in a program, based on the date each partner relationship or program, as applicable, started. Information with respect to partner “locations” in this report is given at December 31, 2018. “Open accounts” represents credit card or installment loan accounts that are not closed, blocked or more than 60 days delinquent.
Unless otherwise indicated, references to “loan receivables” do not include loan receivables held for sale.
For a description of certain other terms we use, including “active account” and “purchase volume,” see the notes to Management’s Discussion and Analysis—Results of Operations—Other Financial and Statistical Data.” There is no standard industry definition for many of these terms, and other companies may define them differently than we do.

“Synchrony” and its logos and other trademarks referred to in this report, including, CareCredit®, Quickscreen®, Dual Card™, Synchrony Car Care™ and SyPI™ belong to us. Solely for convenience, we refer to our trademarks in this report without the ™ and ® symbols, but such references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights to our trademarks. Other service marks, trademarks and trade names referred to in this report are the property of their respective owners.
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

Non-GAAP Measures
We present adjusted net earnings, which represents net earnings adjusted to exclude the additional tax expense incurred in the year ended December 31, 2017 related to the Tax Act. The additional tax expense was primarily due to the remeasurement of our net deferred tax asset due to the U.S. corporate tax rate reduction from 35% to 21%. We believe this measure helps investors understand the impact of this law change on our reported results for the year ended December 31, 2017. For a reconciliation of these adjusted measures to their nearest comparable GAAP component, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures.”

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
Forward-looking statements are based on management’s current expectations and assumptions, and are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, actual results could differ materially from those indicated in these forward-looking statements. Factors that could cause actual results to differ materially include global political, economic, business, competitive, market, regulatory and other factors and risks, such as: the impact of macroeconomic conditions and whether industry trends we have identified develop as anticipated; retaining existing partners and attracting new partners, concentration of our revenue in a small number of Retail Card partners, promotion and support of our products by our partners, and financial performance of our partners; cyber-attacks or other security breaches; higher borrowing costs and adverse financial market conditions impacting our funding and liquidity, and any reduction in our credit ratings; our ability to grow our deposits in the future; our ability to securitize our loan receivables, occurrence of an early amortization of our securitization facilities, loss of the right to service or subservice our securitized loan receivables, and lower payment rates on our securitized loan receivables; changes in market interest rates and the impact of any margin compression; effectiveness of our risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, our ability to manage our credit risk, the sufficiency of our allowance for loan losses and the accuracy of the assumptions or estimates used in preparing our financial statements; our ability to offset increases in our costs in retailer share arrangements; competition in the consumer finance industry; our concentration in the U.S. consumer credit market; our ability to successfully develop and commercialize new or enhanced products and services; our ability to realize the value of acquisitions and strategic investments; reductions in interchange fees; fraudulent activity; failure of third parties to provide various services that are important to our operations; disruptions in the operations of our computer systems and data centers; international risks and compliance and regulatory risks and costs associated with international operations; alleged infringement of intellectual property rights of others and our ability to protect our intellectual property; litigation and regulatory actions; damage to our reputation; our ability to attract, retain and motivate key officers and employees; tax legislation initiatives or challenges to our tax positions and/or interpretations, and state sales tax rules and regulations; a material indemnification obligation to GE under the Tax Sharing and Separation Agreement with GE (the "TSSA") if we cause the split-off from GE or certain preliminary transactions to fail to qualify for tax-free treatment or in the case of certain significant transfers of our stock following the split-off; regulation, supervision, examination and enforcement of our business by governmental authorities, the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and other legislative and regulatory developments and the impact of the Consumer Financial Protection Bureau’s (the “CFPB”) regulation of our business; impact of capital adequacy rules and liquidity requirements; restrictions that limit our ability to pay dividends and repurchase our common stock, and restrictions that limit the Bank’s ability to pay dividends to us; regulations relating to privacy, information security and data protection; use of third-party vendors and ongoing third-party business relationships; and failure to comply with anti-money laundering and anti-terrorism financing laws.
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included in “Risk Factors Relating to Our Business.” You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties, or potentially inaccurate assumptions that could cause our current expectations or beliefs to change. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by the federal securities laws.

OUR BUSINESS
Our Company
____________________________________________________________________________________________
We are a premier consumer financial services company delivering customized financing programs across key industries including retail, health, auto, travel and home, along with award-winning consumer banking products. We provide a range of credit products through our financing programs which we have established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” Through our partners’ over 390,000 locations across the United States and Canada, and their websites and mobile applications, we offer their customers a variety of credit products to finance the purchase of goods and services. During 2018, we financed $140.7 billion of purchase volume, and at December 31, 2018, we had $93.1 billion of loan receivables and 80.3 million active accounts. Our active accounts represent a geographically diverse group of both consumers and businesses, with an average FICO score of 716 for active accounts at December 31, 2018.
Our business benefits from longstanding and collaborative relationships with our partners, including some of the nation’s leading retailers and manufacturers with well-known consumer brands, such as Lowe’s and Ashley HomeStore and also leading e-commerce partners, such as Amazon and PayPal. We believe our partner-centric business model has been successful because it aligns our interests with those of our partners and provides substantial value to both our partners and our customers. Our partners promote our credit products because they generate increased sales and strengthen customer loyalty. Our customers benefit from instant access to credit, discounts and promotional offers. We seek to differentiate ourselves through deep partner integration and our extensive marketing expertise. We have omni-channel (in-store, online and mobile) technology and marketing capabilities, which allow us to offer and deliver our credit products instantly to customers across multiple channels.
We conduct our operations through a single business segment. Profitability and expenses, including funding costs, loan losses and operating expenses, are managed for the business as a whole. Substantially all of our operations are within the United States. We offer our credit products through three sales platforms (Retail Card, Payment Solutions and CareCredit). Those platforms are organized by the types of products we offer and the partners we work with, and are measured on interest and fees on loans, loan receivables, active accounts and other sales metrics. Retail Card is a leading provider of private label credit cards, and also provides Dual Cards, general purpose co-branded credit cards, and small- and medium-sized business credit products. Payment Solutions is a leading provider of promotional financing for major consumer purchases, offering primarily private label credit cards and installment loans. CareCredit is a leading provider of promotional financing to consumers for health, veterinary and personal care procedures, services and products, including dental, vision, audiology and cosmetic.
We offer our credit products primarily through our wholly-owned subsidiary, the Bank. In addition, through the Bank, we offer, directly to retail and commercial customers, a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”), including certificates of deposit, individual retirement accounts (“IRAs”), money market accounts and savings accounts. We also take deposits at the Bank through third-party securities brokerage firms that offer our FDIC-insured deposit products to their customers. We have significantly expanded our online direct banking operations in recent years and our deposit base serves as a source of stable and diversified low cost funding for our credit activities. At December 31, 2018, we had $64.0 billion in deposits, which represented 73% of our total funding sources.

Our Sales Platforms
____________________________________________________________________________________________
We offer our credit products through three sales platforms: Retail Card, Payment Solutions and CareCredit. Set forth below is a summary of certain information relating to our Retail Card, Payment Solutions and CareCredit platforms:
Retail Card
Retail Card is a leading provider of private label credit cards, and also provides Dual Cards, general purpose co-branded credit cards and small- and medium-sized business credit products. Retail Card accounted for $13.1 billion, or 75%, of our total interest and fees on loans for the year ended December 31, 2018. Substantially all of the credit extended in this platform is on standard (i.e., non-promotional) terms.
Retail Card’s revenue primarily consists of interest and fees on our loan receivables. Other income primarily consists of interchange fees earned when our Dual Card or general purpose co-brand cards are used outside of our partners’ sales channels and fees paid to us by customers who purchase our debt cancellation products, less loyalty program payments.
Retail Card Partners
We have Retail Card programs with 29 national and regional retailers, which have approximately 40,000 retail locations and include department stores, specialty retailers, mass merchandisers and e-retailers (multi-channel and online retailers). The average length of our relationship with our Retail Card partners is 20 years.

Our five largest programs are with Retail Card partners. Based upon interest and fees on loans for the year ended December 31, 2018, excluding the Walmart program discussed below, our five largest programs are: Gap, JCPenney, Lowe’s, PayPal and Sam’s Club. These programs accounted in aggregate for 44% of our total interest and fees on loans for the year ended December 31, 2018, and 44% of loan receivables at December 31, 2018. Our program with Lowe's accounted for more than 10% of our total interest and fees on loans for the year ended December 31, 2018.
The length of our relationship with each of these five Retail Card partners is over 14 years, and in the case of Lowe's, 39 years. The current expiration dates for these agreements range from 2022 through 2028. During the year ended December 31, 2018, and to date, we extended our Retail Card program agreements with JCPenney, Lowe's and Sam's Club.
PayPal Transaction
On July 2, 2018, we completed our acquisition of the U.S. PayPal Credit financing program, comprising of $7.6 billion of outstanding loan receivables (the “PayPal Credit acquisition”). We also extended our existing co-brand credit card program with PayPal and Synchrony Bank is now PayPal’s exclusive issuing bank for the PayPal Credit consumer financing program in the United States. Following the acquisition our partnership with PayPal became one of our five largest programs in 2018, based upon interest and fees on loans, excluding the Walmart program discussed below.
Other New and Extended Partner Programs
During the year ended December 31, 2018, in addition to our extension agreements with JCPenney, Lowe's and Sam's Club discussed above, we also extended our Retail Card program agreements with Amazon and Google. We also announced our new partnerships with Crate and Barrel, Harbor Freight Tools and with Qurate Retail Group, which included a new program agreement with HSN and multi-year extensions of our existing program agreements with QVC and zulily.
A total of 22 of our 28 ongoing Retail Card program agreements, which does not include the Walmart program, now have an expiration date in 2022 or beyond. These 22 program agreements represented in the aggregate 97% of both our Retail Card interest and fees on loans for the year ended December 31, 2018 and of our Retail Card loan receivables at December 31, 2018 attributable to our ongoing programs.
Walmart Program

In July 2018, we announced that we will not be renewing our Retail Card program agreement with Walmart and on January 23, 2019, we announced our agreement to sell the outstanding loan receivables related to the program. The sale of the portfolio, which is subject to customary closing conditions, is expected to be completed late in the third quarter or early in the fourth quarter of 2019. We no longer include the Walmart program in our count of ongoing partners in our Retail Card sales platform. Our program with Walmart accounted for more than 10% of our total interest and fees on loans for the year ended December 31, 2018. Sam’s Club is a subsidiary of Walmart that is a separate contracting entity with its own program agreement with us, which we report separately from the Walmart program. For purposes of the information provided in this paragraph with respect to Walmart, the interest and fees on loans from the Sam's Club program have not been included. See “Management's Discussion and Analysis—Results of Operations—Business Trends and Conditions”, for further discussion of the Walmart program.

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
Payment Solutions
Payment Solutions is a leading provider of promotional financing for major consumer purchases, offering consumer choice for financing at the point of sale, including primarily private label credit cards and installment loans. Payment Solutions accounted for $2.4 billion, or 13%, of our total interest and fees on loans for the year ended December 31, 2018. Substantially all of the credit extended in Payment Solutions is promotional financing.
Payment Solutions’ revenue primarily consists of interest and fees on our loan receivables, including “merchant discounts,” which are fees paid to us by our partners in almost all cases to compensate us for all or part of the foregone interest income associated with promotional financing. The types of promotional financing we offer include deferred interest (interest accrues during a promotional period and becomes payable if the full purchase amount is not paid off during the promotional period), no interest (no interest on a promotional purchase) and reduced interest (interest is assessed monthly at a promotional interest rate during the promotional period). As a result, during the promotional period we do not generate interest income or generate it at a lower rate, although we continue to generate fee income relating to late fees on required minimum payments.
Payment Solutions Partners
In Payment Solutions, we create customized credit programs for national and regional retailers, local merchants, manufacturers, buying groups, industry associations and our own individually-branded industry programs, which are available to local, small and medium size merchants to provide financing offers to their customers.
At December 31, 2018, our Payment Solutions partners had approximately 130,000 retail locations. Payment Solutions is diversified by program, with no one Payment Solutions program accounting for more than 1.2% of our total interest and fees on loans for the year ended December 31, 2018. At December 31, 2018, the average length of our relationships with our ten largest Payment Solutions programs was 13 years.

Payment Solutions interest and fees on loans by retail market

Year ended December 31, 2018

Home furnishings/flooring
Electronics/appliances
Automotive
Home specialty
Power (motorcycles, ATVs and lawn and garden)
Other retail
Jewelry and other luxury
47%
14%
11%
9%
8%
7%
4%

_____________________

(1)	Based on interest and fees on loans for the year ended December 31, 2018.
In Payment Solutions, we generally partner with sellers of “big-ticket” products or services (generally priced from $500 to $25,000) to consumers where our financing products and industry expertise provide strong incremental value to our partners and their customers. We also promote all of our programs to sellers through direct marketing activities such as industry trade publications, trade shows and sales efforts by dedicated internal and external sales teams, leveraging our existing partner network or through endorsements from manufacturers, buying groups and industry associations. Our broad array of point of sale technologies and quick enrollment process allow us to quickly and cost-effectively integrate new partners.
During the year ended December 31, 2018, we extended our program agreements with American Signature Furniture, Ashley HomeStore, Associated Materials, Briggs & Stratton, Generac, Havertys, Nationwide Marketing Group, Robbins Brothers, Sleep Number and Mohawk and announced our new partnerships with Fanatics, Furniture Row, Fred Meyer Jewelers, Mahindra and jtv.

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
Individually-Branded Programs
Our individually-branded programs are focused on specific industries, where we create either company-branded or company and partner-branded private label credit cards that are usable across all participating locations within the industry-specific network. For example, our Synchrony Car Care program, comprised of merchants selling automotive parts, repair services and tires, covers over 32,000 locations across the United States, and cards issued may be dual branded with Synchrony Car Care and partners such as Midas, Michelin Tires or Pep Boys. Under the terms of these programs, we establish merchant discounts applicable to each financing offer, and, in some cases, the fees we charge partners for their membership in the network. In addition, the Synchrony Car Care program allows for expanded use outside of the program network at certain related merchants, such as gas stations. Similarly, the Synchrony HOME credit card is now accepted at more than one million home-related retail locations nationwide, including both partner locations and retailers outside of our program network.
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
CareCredit
CareCredit is a leading provider of promotional financing to consumers for health, veterinary and personal care procedures, services and products. CareCredit accounted for $2.2 billion, or 12%, of our total interest and fees on loans for the year ended December 31, 2018. Substantially all of the credit extended in CareCredit is promotional financing.
We offer customers a CareCredit-branded private label credit card that may be used across our network of CareCredit providers and our CareCredit Dual Card offering. We generate revenue in CareCredit primarily from interest and fees on our loan receivables and from merchant discounts paid by providers to compensate us for all or part of the foregone interest income associated with promotional financing.
CareCredit Partners
The vast majority of our partners are individual and small groups of independent healthcare providers, which includes networks of healthcare practitioners that provide elective and other procedures that generally are not fully covered by insurance. The remainder are primarily national and regional healthcare providers and health-focused retailers, such as pharmacies. At December 31, 2018, we had a network of CareCredit providers and health-focused retailers that collectively have over 220,000 locations.

CareCredit interest and fees on loans by specialty

Year ended December 31, 2018

Dental
Veterinary
Cosmetic and dermatology
Vision
Audiology
Other markets
2%
3%
5%
10%
19%
61%

During 2018, over 195,000 locations either processed a CareCredit application or made a sale on a CareCredit credit card. No one CareCredit partner accounted for more than 0.2% of our total interest and fees on loans for the year ended December 31, 2018.
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
At December 31, 2018, we had relationships with over 120 professional and other associations (including the American Dental Association and the American Veterinary Medical Association), manufacturers and buying groups, which endorse and promote our credit products to their members. Of these relationships, over 70 were paid endorsements linked to member enrollment in, and volume under, the relevant program.
We screen potential partners using a variety of criteria, including whether the potential provider specializes in one of our approved specialties, carries the appropriate licensing and certifications, and meets our underwriting criteria. We also screen potential partners for reputational issues. We work with professional and other associations, manufacturers, buying groups, industry associations and healthcare consultants to educate their constituents about the products and services we offer. We believe our ability to attract new partners is aided by our customer satisfaction rate, which our research in 2018 showed is 94%. We also approach individual healthcare service providers through direct mail, advertising, and at trade shows.
During the year ended December 31, 2018, we renewed LCA Vision in our network of providers and expanded our network to include American Med Spa Association, the American Veterinary Medical Association, Eargo, The Good Feet Store, the Spa Industry Association and Walgreens. The network also expanded by over 6,000 provider locations and grew average active cardholder accounts by 5%.

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
In Payment Solutions we also market the value of cross-network benefits to our partners. For example, the Synchrony Car Care credit card offers motorists the convenience of one card to pay for comprehensive auto care at thousands of service and parts locations, as well as fuel at gas stations nationwide.
Acquiring and Marketing to CareCredit Customers
We market our products through our provider network by training our network providers on the advantages of CareCredit products and by making marketing materials available for providers to use to promote the program and educate customers. Our training helps our providers learn to discuss payment options during the pre-treatment consultation phase, including the option to apply for a CareCredit credit card and the offer of promotional credit. According to a 2018 survey of our CareCredit customers, 42% indicated that they would have postponed or reduced the scope of treatment if financing was not offered by their provider. Consumers can apply for our CareCredit products in the provider’s office or online via the web or mobile device.
We also market our products to potential and existing customers directly using digital marketing (search engine optimization and paid search). Our provider locator, on our website, allows customers to search for healthcare service providers that accept the CareCredit credit card by desired geography and provider type. According to our records, our CareCredit provider locator averaged over 1.1 million searches per month during the year ended December 31, 2018. We believe our partners recognize the locator as an important source of new customer acquisition.
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

Our extensive marketing activities targeted to existing customers have yielded high levels of re-use across both our Payment Solutions and CareCredit sales platforms. During the year ended December 31, 2018, 29% and 53% of purchase volume across our Payment Solutions platform and CareCredit network, respectively, resulted from repeat use at one or more retailers or providers.
Digital and mobile capabilities
We continued our focus and investments on our digital and mobile capabilities, bringing to market new features, channels and experiences for our customers and enhancing our existing digital design and user experience. Our approach continues to be customer and partner-centric to reach our customers in unique ways at home, in store, online or wherever they prefer.
In 2018 we introduced multiple new ways for our customers to interact with their account. The first example is our Store Card Skill on Amazon Alexa which provides our Amazon customers the ability to check their account information, review recent purchases and charges, get payment due details and pay their bill through voice commands, using Alexa. We plan to expand our voice payment technology through additional features and partners in the future. In addition, we introduced our mobile point-of-sale ("POS") platform to help our partners move beyond the traditional POS and acquire new credit customers from anywhere in the store and from any device.
We also expanded the use of our dApply and mobile POS platforms to our commercial credit customers, to offer an entirely revamped and streamlined credit acquisition experience for our business customers. For our merchants and providers in our Payment Solutions and CareCredit businesses, we launched redesigned and responsive online platforms to support the full life-cycle of credit capabilities from acquiring accounts to processing sales and reports on whatever device best suits their business environment.
In recent years, we have continued to implement digital enhancements to make it faster and easier for our customers to interact with all aspects of the credit life-cycle, including capabilities such as our dApply application with data pre-fill and instant provisioning of new accounts to retailer digital wallets, and Pay Without Login, which uses background device authentication to let customers make a payment on their account without the need to log in.
We have made strategic business acquisitions to assist in our digital and mobile enhancements. Through our acquisition of GPShopper in 2017, we continued to expand on the capabilities of our Synchrony Plug-In ("SyPI"), adding features such as the ability to apply for credit from within the plug-in, as well as a Persistent Login feature for retailers’ apps, allowing customers to stay logged in and manage their account without needing to remember their password. At December 31, 2018, SyPI was being used in over 20 of our retail partners’ apps. In June 2018, we completed our acquisition of Loop Commerce, a provider of digital and in-store gifting services.

Finally, we’ve also significantly expanded the reach of our virtual assistant, Sydney, across our digital platforms and deepened her knowledge and ability to respond to the questions and tasks that our customers ask.

Loyalty Programs
The credit rewards loyalty programs we manage typically provide cardholders with statement credit or cash back rewards. Other programs include rewards points, which are redeemable for a variety of products or awards, or merchandise discounts that are earned by achieving a pre-set spending level on their private label credit card, Dual Card or general purpose co-branded credit card. The merchandise discounts can be mailed to the cardholder, accessed digitally or may be immediately redeemable at the partner’s store. These loyalty programs are designed to generate incremental purchase volume per customer, while reinforcing the value of the card to the customer and strengthening customer loyalty. We continue to support and integrate into our partners’ loyalty programs to customers that utilize non-credit payment types such as cash, debit or check. These multi-tender loyalty programs allow our partners to market to an expanded customer base and allow us access to additional prospective cardholders.

Commercial Customers
In addition to our efforts to acquire consumer cardholders, we continue to increase our focus on small to mid-sized commercial customers. We offer these customers private label credit cards and Dual Cards that can be used primarily at our Retail Card partners and are similar to our consumer offerings. We are also increasing our focus on marketing our commercial pay-in-full accounts receivable product that supports a wide range of business customers.
Our Credit Products
____________________________________________________________________________________________
Through our platforms, we offer three principal types of credit products: credit cards, commercial credit products and consumer installment loans. We also offer a debt cancellation product.
The following table sets forth each credit product by type and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at December 31, 2018.

		Promotional Offer
Credit Product	Standard Terms Only	Deferred Interest	Other Promotional	Total
Credit cards	66.8%	16.7%	13.1%	96.6%
Commercial credit products	1.4	—	—	1.4
Consumer installment loans	—	—	2.0	2.0
Other	—	—	—	—
Total	68.2%	16.7%	15.1%	100.0%
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
Credit extended under our Dual Cards and general purpose co-branded credit cards typically is extended on standard terms only. Dual Cards and general purpose co-branded credit cards are primarily offered through our Retail Card platform. At December 31, 2018, we offered Dual Card or general purpose co-branded credit cards through 21 of our 28 ongoing Retail Card programs, of which the majority are Dual Cards. We expect to continue to increase the number of partner programs that offer Dual Cards or general purpose co-branded credit cards and seek to increase the portion of our loan receivables attributable to these products.
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
Direct Banking
__________________________________________________________________________________________
Through the Bank, we offer our customers a range of FDIC-insured deposit products. The Bank also takes deposits through third-party securities brokerage firms that offer our FDIC-insured deposit products to their customers. At December 31, 2018, we had $64.0 billion in deposits, $49.4 billion of which were direct deposits and $14.6 billion of which were brokered deposits. During 2018, direct deposits were received from approximately 449,000 customers that had a total of approximately 900,000 accounts. Retail customers accounted for substantially all of our direct deposits at December 31, 2018. The Bank had a 86% retention rate on certificates of deposit balances up for renewal for the year ended December 31, 2018. FDIC insurance is provided for our deposit products up to applicable limits.
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
We continue to grow our direct banking operations and believe we are well-positioned to continue to benefit from the consumer-driven shift from branch banking to direct banking. According to the 2018 American Bankers Association survey, approximately 75% of customers primarily use direct channels (internet, mail, phone and mobile) to manage their bank accounts.
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

To attract new deposits and retain existing ones, we intend to introduce new deposit products and enhancements to our existing products. These new and enhanced products may include the introduction of checking accounts, overdraft protection lines of credit, bill payment and person-to-person payment features, and Synchrony-branded debit cards. Our focus on deposit-taking and related branding efforts will also enable us to offer other branded direct-banking products more efficiently in the future.
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
Credit Risk Management
____________________________________________________________________________________________
Credit risk management is a critical component of our management and growth strategy. Credit risk refers to the risk of loss arising from customer default when customers are unable or unwilling to meet their financial obligations to us. Our credit risk arising from credit products is generally highly diversified across approximately 144 million open accounts at December 31, 2018, without significant individual exposures. We manage credit risk primarily according to customer segments and product types.
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
Regardless of the channel, in making the initial credit approval decision to open a credit card or other account or otherwise grant credit, we follow a series of credit risk and underwriting procedures. In most cases, when applications are made in-store or by internet or mobile, the process is fully automated and applicants are notified of our credit decision immediately. We generally obtain certain information provided by the applicant and obtain a credit bureau report from one of the major credit bureaus. The credit report information we obtain is electronically transmitted into industry scoring models and our proprietary scoring models developed to calculate a credit score. The credit risk management team determines in advance the qualifying credit scores and initial credit line assignments for each portfolio and product type. We periodically analyze performance trends of accounts originated at different score levels as compared to projected performance and adjust the minimum score or the opening credit limit to manage credit risk.
We also apply additional application screens based on various inputs, including credit bureau information, our previous experience with the customer and information provided by our partner, to help identify potential fraud and prior bankruptcies before qualifying the application for approval. We compare applicants’ names against the Specially Designated Nationals list maintained by the Office of Foreign Assets Control of the U.S. Department of the Treasury (“OFAC”), as well as screens that account for adherence to USA PATRIOT Act of 2001 (the “Patriot Act”) and Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) requirements, including ability to pay requirements.
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
Credit Authorizations of Individual Transactions
Once an account has been opened, when a credit card is used to make a purchase in-store at one of our partners’ locations or online, point-of-sale terminals or online sites have an online connection with our credit authorization system, which allows for real-time updating of accounts. Each potential sales transaction is passed through a transaction authorization system, which considers a variety of behavior and risk factors to determine whether the transaction should be approved or declined, and whether a credit limit adjustment is warranted.
Fraud Investigation
We provide follow up and research with respect to different types of fraud such as fraud rings, new account fraud and transactional fraud. We have developed a proprietary fraud model to identify new account fraud and deployed tools that help identify transaction purchase behavior outside a customer’s established pattern. Our proprietary model is also complemented by externally sourced models and tools used across the industry to better identify fraud and protect our customers. We also are continuously implementing new and improved technologies to detect and prevent fraud such as utilizing embedded security chips ("EMV") for our active Dual Card and general purpose co-branded credit card products with all our retail partners.
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

Customer Service
____________________________________________________________________________________________
Customer service is an important feature of our relationship with our partners. Our customers can contact us via phone, mail, email, eService and eChat. During the year ended December 31, 2018, we handled approximately 319 million inquiries.
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
We service all programs through our nine domestic and three off-shore call centers. We blend domestic and off-shore locations as an important part of our servicing strategy, to maintain service availability beyond normal work hours in the United States and to seek optimal costs. Customer service for cards issued to customers in Canada is supported through agents based in the United States.
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
Production Services
____________________________________________________________________________________________
Our production services organization oversees a number of services, including:

•	payment processing (more than 672 million paper and electronic payments in 2018);

•	embossing and mailing credit cards (more than 59 million cards in 2018);

•	printing and mailing and eService delivery of credit card statements (more than 766 million paper and electronic statements in 2018); and

•	other letters mailed or sent electronically (more than 93 million in 2018).
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

Technology and Data Security
____________________________________________________________________________________________
Products and Services
We leverage information technology to deliver products and services that meet the needs of our customers and partners and enables us to operate our business efficiently. The integration of our technology with our partners is at the core of our value proposition, enabling, among other things, customers to “apply and buy” at the point of sale, and many of our partners to settle transactions directly with us without an interchange fee. A key part of our strategic focus is the continued development of innovative, efficient, flexible technology and operational platforms to support marketing, risk management, account acquisition and account management, customer service, and new product innovation and development. We believe that the continued investment in and development of these platforms is an important part of our efforts to increase our competitive capabilities, reduce costs, improve quality and provide faster, more flexible technology services. Therefore, we continuously review capabilities and develop or acquire systems, processes and competencies to meet our business needs.
As part of our continuous efforts to enhance our technological capabilities, we may either develop these capabilities internally or in partnership with third-party providers. Our internal approach involves deployment of cross-functional product teams, often in collaboration with our retail partners, focused on driving rapid delivery of in-house product innovation and development, and the commercialization of new products. In addition, at times we also partner with third-party providers to help us deliver systems and operational infrastructure based on strategies and, in some cases, architecture, designed by us. These relationships include First Data for our credit card transaction processing and production, and Fiserv for our retail banking operations.
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
Our information security program is continuously adapting to an evolving landscape of emerging threats and available technology. Through data gathering and evaluation of emerging threats from internal and external incidents and technology investment, security controls are adjusted on a continuous basis. We work directly with our partners on an ongoing basis to expand our intelligence ecosystem and facilitate awareness and communications of events outside of the Company.
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
In addition, we identify risks that may threaten customer information and utilize both internal and external resources to perform a variety of vulnerability and penetration testing on the platforms, systems and applications used to provide our products and services. We employ backup and disaster recovery procedures for all the systems that are used for storing, processing and transferring customer information, and we periodically test and validate our disaster recovery plans. Further, we regularly utilize independent assessors to evaluate the appropriateness of our overall program. We are compliant with the Payment Card Industry (PCI) program.
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
Employees
____________________________________________________________________________________________
At December 31, 2018, we had over 16,500 full time employees. None of our employees are represented by a labor union or are covered by a collective bargaining agreement. We have not experienced any material employment-related work stoppages and consider relations with our employees to be good. We also have relationships with third-party call center providers in the United States and other countries that provide us with additional contractors for customer service, collections and other functions.
Regulation
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
The Bank is a federally chartered savings association. As such, the Bank is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency of the U.S. Treasury (the “OCC”), which is its primary regulator, and by the CFPB. In addition, the Bank, as an insured depository institution, is supervised by the FDIC. For a discussion of the specific regulations related to our business see “Regulation—Regulation Relating to Our Business” of this Form 10-K Report.
Competition
____________________________________________________________________________________________
Our industry continues to be highly competitive. We compete for relationships with partners in connection with retaining existing or establishing new consumer credit programs. Our primary competitors for partners include major financial institutions such as Alliance Data Systems, American Express, Capital One, JPMorgan Chase, Citibank, TD Bank and Wells Fargo, and to a lesser extent, potential partners’ own in-house financing capabilities. We compete for partners on the basis of a number of factors, including program financial and other terms, underwriting standards, marketing expertise, service levels, product and service offerings (including incentive and loyalty programs), technological capabilities and integration, brand and reputation. In addition, some of our competitors for partners have a business model that allows for their partners to manage underwriting (e.g., new account approval), customer service and collections, and other core banking responsibilities that we retain.

We also compete for customer usage of our credit products. Consumer credit provided, and credit card payments made, using our cards constitute only a small percentage of overall consumer credit provided and credit card payments in the United States. Consumers have numerous financing and payment options available to them. As a form of payment, our products compete with cash, checks, debit cards, Visa and MasterCard credit cards, as well as American Express, Discover Card, other private-label card brands, and, to a certain extent, prepaid cards. We also compete with non-traditional providers such as financial technology companies. In the future, we expect our products may face increased competition from new emerging payment technologies, such as Apple Pay, Chase Pay, Samsung Pay and Square, to the extent that our products are not, or do not continue to be, accepted in, or compatible with, such technologies. We may also face increased competition from current competitors or others who introduce or embrace disruptive technology that significantly changes the consumer credit and payment industry. We compete for customers and their usage of our deposit products, and to minimize transfers to competitors of our customers’ outstanding balances, based on a number of factors, including pricing (interest rates and fees), product offerings, credit limits, incentives (including loyalty programs) and customer service. Some of our competitors provide a broader selection of services, including home and automobile loans, debit cards and bank branch ATM access, which may position them better among customers who prefer to use a single financial institution to meet all of their financial needs. In addition, some of our competitors are substantially larger than we are, may have substantially greater resources than we do or may offer a broader range of products and services than we do. Moreover, some of our competitors, including new and emerging competitors in the digital and mobile payments space, are not subject to the same regulatory requirements or legislative scrutiny to which we are subject, which also could place us at a competitive disadvantage.
In our retail deposits business, we have acquisition and servicing capabilities similar to other direct-banking competitors. We compete for deposits with traditional banks, and in seeking to grow our direct-banking business, we compete with other banks that have direct-banking models similar to ours, such as Ally Financial, American Express, Capital One 360 (ING), CIT, Discover, Marcus by Goldman Sachs, PurePoint, Sallie Mae and United Services Automobile Association (“USAA"). Competition among direct banks is intense because online banking provides customers the ability to quickly and easily deposit and withdraw funds and open and close accounts in favor of products and services offered by competitors.

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

Selected Five-Year Financial Data
____________________________________________________________________________________________
Consolidated and Combined Statements of Earnings Information

	Years Ended December 31,
($ in millions, except per share data)	2018	2017	2016	2015	2014
Interest income	$17,988	$16,407	$14,778	$13,228	$12,242
Interest expense	1,870	1,391	1,248	1,135	922
Net interest income	16,118	15,016	13,530	12,093	11,320
Retailer share arrangements	(3,099)	(2,937)	(2,902)	(2,738)	(2,575)
Net interest income, after retailer share arrangements	13,019	12,079	10,628	9,355	8,745
Provision for loan losses	5,545	5,296	3,986	2,952	2,917
Net interest income, after retailer share arrangements and provision for loan losses	7,474	6,783	6,642	6,403	5,828
Other income	265	288	344	392	485
Other expense	4,095	3,747	3,416	3,264	2,927
Earnings before provision for income taxes	3,644	3,324	3,570	3,531	3,386
Provision for income taxes	854	1,389	1,319	1,317	1,277
Net earnings	$2,790	$1,935	$2,251	$2,214	$2,109
Weighted average shares outstanding (in millions)
Basic	742.3	795.6	829.2	833.8	757.4
Diluted	746.9	799.7	831.5	835.5	757.6
Earnings per share
Basic	$3.76	$2.43	$2.71	$2.66	$2.78
Diluted	$3.74	$2.42	$2.71	$2.65	$2.78
Dividends declared per common share	$0.72	$0.56	$0.26	$—	$—

Consolidated and Combined Statements of Financial Position Information

($ in millions)	At December 31,
	2018	2017	2016	2015	2014
Assets:
Cash and equivalents	$9,396	$11,602	$9,321	$12,325	$11,828
Debt securities	6,062	4,473	5,095	3,127	1,583
Loan receivables	93,139	81,947	76,337	68,290	61,286
Allowance for loan losses	(6,427)	(5,574)	(4,344)	(3,497)	(3,236)
Loan receivables held for sale	—	—	—	—	332
Goodwill	1,024	991	949	949	949
Intangible assets, net	1,137	749	712	701	519
Other assets	2,461	1,620	2,137	2,095	2,273
Total assets	$106,792	$95,808	$90,207	$83,990	$75,534
Liabilities and Equity:
Total deposits	$64,019	$56,488	$52,055	$43,367	$34,859
Total borrowings	23,996	20,799	20,147	24,279	27,383
Accrued expenses and other liabilities	4,099	4,287	3,809	3,740	2,814
Total liabilities	92,114	81,574	76,011	71,386	65,056
Total equity	14,678	14,234	14,196	12,604	10,478
Total liabilities and equity	$106,792	$95,808	$90,207	$83,990	$75,534

Results of Operations for the Three Years Ended December 31, 2018
____________________________________________________________________________________________
Key Earnings Metrics
Growth Metrics

Asset Quality Metrics
Capital and Liquidity

Highlights for Year Ended December 31, 2018
Below are highlights of our performance for the year ended December 31, 2018 compared to the year ended December 31, 2017, as applicable, except as otherwise noted.

•
Net earnings increased 44.2% to $2,790 million for the year ended December 31, 2018, primarily driven by higher net interest income and lower provision for income taxes, partially offset by increases in provision for loan losses and other expense.

•
Loan receivables increased 13.7% to $93,139 million at December 31, 2018 compared to December 31, 2017, primarily driven by the PayPal Credit acquisition, higher purchase volume and average active account growth.

•
Net interest income increased 7.3% to $16,118 million for the year ended December 31, 2018, primarily due to the PayPal Credit acquisition and higher average loan receivables, partially offset by increases in interest expense reflecting higher benchmark interest rates.

•
Retailer share arrangements increased 5.5% to $3,099 million for the year ended December 31, 2018, primarily due to growth of the programs in which we have retailer share arrangements, including the PayPal Credit acquisition, partially offset by the impact from the Toys "R" Us bankruptcy.

•
Over-30 day loan delinquencies as a percentage of period-end loan receivables increased 9 basis points to 4.76% at December 31, 2018 from 4.67% at December 31, 2017, and net charge-off rate increased 26 basis points to 5.63% for the year ended December 31, 2018.

•
Provision for loan losses increased by $249 million, or 4.7%, for the year ended December 31, 2018, primarily due to the reserve build for the PayPal Credit portfolio, as well as higher net charge-offs. These increases were partially offset by a lower loan loss reserve build for our existing portfolio. Our allowance coverage ratio (allowance for loan losses as a percentage of end of period loan receivables) increased to 6.90% at December 31, 2018, as compared to 6.80% at December 31, 2017.

•	Other expense increased by $348 million, or 9.3%, for the year ended December 31, 2018, primarily driven by the PayPal Credit acquisition and business growth.

•
Provision for income taxes decreased by $535 million, or 38.5%, for the year ended December 31, 2018. This decrease was primarily due to the reduction in the 2018 U.S. corporate tax rate included in the Tax Act and $160 million of additional tax expense recognized in 2017 primarily related to the remeasurement of our net deferred tax asset.

•
We continue to invest in our direct banking activities to grow our deposit base. Total deposits increased 13.3% to $64.0 billion at December 31, 2018, compared to December 31, 2017, primarily driven by growth in our direct deposits of 15.7% to $49.4 billion.

•
On May 17, 2018, the Board announced plans to increase our quarterly dividend to $0.21 per share commencing in the third quarter of 2018 and approval of a share repurchase program of up to $2.2 billion through June 30, 2019. During the year ended December 31, 2018, we repurchased $1.9 billion of our outstanding common stock, and also declared and paid cash dividends of $0.72 per share, or $534 million.

•	During the year ended December 31, 2018, we announced our acquisition of Loop Commerce, a provider of digital and in-store gifting services.
2018 Partner Agreements

•
We completed our acquisition of the U.S. PayPal Credit financing program, comprising of $7.6 billion of outstanding loan receivables. We also extended our existing co-brand credit card program with PayPal and Synchrony Bank is now PayPal’s exclusive issuing bank for the PayPal Credit consumer financing program in the United States.

•
In July 2018, we announced that we will not be renewing our Retail Card program agreement with Walmart and on January 23, 2019, we announced our agreement to sell the outstanding loan receivables related to the program. The sale of the portfolio, which is subject to customary closing conditions, is expected to be completed late in the third quarter or early fourth quarter of 2019.

•
During the year ended December 31, 2018, and to date, we extended our Retail Card program agreements with Amazon, Google, JCPenney, Lowe's and Sam's Club and announced our new partnerships with Crate and Barrel, Harbor Freight Tools and with Qurate Retail Group, which included a new program agreement with HSN and multi-year extensions of our existing program agreements with QVC and zulily.

•
We extended our Payment Solutions program agreements with American Signature Furniture, Ashley HomeStore, Associated Materials, Briggs & Stratton, Generac, Havertys, Mohawk, Nationwide Marketing Group, Robbins Brothers and Sleep Number and announced our new partnerships with Fanatics, Furniture Row, Fred Meyer Jewelers, Mahindra and jtv.

•
In our CareCredit sales platform, we renewed our agreement with LCA Vision in our network of providers and expanded our network to include American Med Spa Association, the American Veterinary Medical Association, Eargo, The Good Feet Store, the Spa Industry Association and Walgreens.

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

•
The enactment of the Tax Act in December 2017 resulted in additional tax expense of $160 million primarily due to the remeasurement of our net deferred tax asset and impacted certain financial measures for the year ended December 31, 2017 as follows:

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

2017 Partner Agreements

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

Other Financial and Statistical Data
The following table sets forth certain other financial and statistical data for the periods indicated.

At and for the years ended December 31 ($ in millions)	2018	2017	2016
Financial Position Data (Average):
Loan receivables, including held for sale	$83,304	$75,702	$68,649
Total assets	$99,568	$91,107	$84,400
Deposits	$59,498	$53,400	$47,399
Borrowings	$21,951	$20,151	$20,142
Total equity	$14,386	$14,427	$13,620
Selected Performance Metrics:
Purchase volume(1)	$140,657	$131,814	$125,468
Retail Card	$113,066	$106,239	$101,242
Payment Solutions	$17,427	$16,160	$15,641
CareCredit	$10,164	$9,415	$8,585
Average active accounts (in thousands)(2)	73,847	69,968	66,928
Net interest margin(3)	15.97%	16.35%	16.10%
Net charge-offs	$4,692	$4,066	$3,139
Net charge-offs as a % of average loan receivables, including held for sale	5.63%	5.37%	4.57%
Allowance coverage ratio(4)	6.90%	6.80%	5.69%
Return on assets(5)	2.8%	2.1%	2.7%
Return on equity(6)	19.4%	13.4%	16.5%
Equity to assets(7)	14.45%	15.84%	16.14%
Other expense as a % of average loan receivables, including held for sale	4.92%	4.95%	4.98%
Efficiency ratio(8)	30.8%	30.3%	31.1%
Effective income tax rate	23.4%	41.8%	36.9%
Selected Period End Data:
Loan receivables	$93,139	$81,947	$76,337
Allowance for loan losses	$6,427	$5,574	$4,344
30+ days past due as a % of period-end loan receivables(9)	4.76%	4.67%	4.32%
90+ days past due as a % of period-end loan receivables(9)	2.29%	2.28%	2.03%
Total active accounts (in thousands)(2)	80,339	74,541	71,890
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

	2018			2017			2016
Years ended December 31 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$11,059	$207	1.87%	$11,707	$129	1.10%	$12,152	$63	0.52%
Securities available for sale	6,566	137	2.09%	4,449	59	1.33%	3,220	33	1.02%
Loan receivables(3):
Credit cards, including held for sale	80,219	17,342	21.62%	72,795	15,941	21.90%	65,947	14,424	21.87%
Consumer installment loans	1,698	156	9.19%	1,491	137	9.19%	1,274	117	9.18%
Commercial credit products	1,333	144	10.80%	1,366	139	10.18%	1,372	139	10.13%
Other	54	2	3.70%	50	2	4.00%	56	2	3.57%
Total loan receivables	83,304	17,644	21.18%	75,702	16,219	21.42%	68,649	14,682	21.39%
Total interest-earning assets	100,929	17,988	17.82%	91,858	16,407	17.86%	84,021	14,778	17.59%
Non-interest-earning assets:
Cash and due from banks	1,224			887			965
Allowance for loan losses	(5,900)			(4,942)			(3,872)
Other assets	3,315			3,304			3,286
Total non-interest-earning assets	(1,361)			(751)			379
Total assets	$99,568			$91,107			$84,400
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$59,216	$1,186	2.00%	$53,173	$848	1.59%	$47,194	$727	1.54%
Borrowings of consolidated securitization entities	12,694	344	2.71%	12,179	263	2.16%	12,428	244	1.96%
Bank Term Loan(4)	—	—	—%	—	—	—%	556	31	5.58%
Senior unsecured notes	9,257	340	3.67%	7,972	280	3.51%	7,158	246	3.44%
Total interest-bearing liabilities	81,167	1,870	2.30%	73,324	1,391	1.90%	67,336	1,248	1.85%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	282			227			205
Other liabilities	3,733			3,129			3,239
Total non-interest-bearing liabilities	4,015			3,356			3,444
Total liabilities	85,182			76,680			70,780
Equity
Total equity	14,386			14,427			13,620
Total liabilities and equity	$99,568			$91,107			$84,400
Interest rate spread(5)			15.52%			15.96%			15.74%
Net interest income		$16,118			$15,016			$13,530
Net interest margin(6)			15.97%			16.35%			16.10%
____________________

(1)	Average yields/rates are based on total interest income/expense over average balances.

(2)	Includes average restricted cash balances of $512 million, $642 million and $436 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(3)	Interest income on loan receivables includes fees on loans of $2,723 million, $2,609 million and $2,458 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(4)
The effective interest rates for the Bank Term Loan for the year ended December 31, 2016 was 2.48%. The Bank Term Loan's effective rate excludes the impact of charges incurred in connection with prepayments of the loan.

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

	2018 vs. 2017			2017 vs. 2016
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
($ in millions)	Average Volume	Average Yield / Rate	Net Change	Average Volume	Average Yield / Rate	Net Change
Interest-earning assets:
Interest-earning cash and equivalents	$(7)	$85	$78	$(2)	$68	$66
Securities available for sale	35	43	78	15	11	26
Loan receivables:
Credit cards, including held for sale	1,607	(206)	1,401	1,497	20	1,517
Consumer installment loans	19	—	19	20	—	20
Commercial credit products	(3)	8	5	(1)	1	—
Other	—	—	—	—	—	—
Total loan receivables	1,623	(198)	1,425	1,516	21	1,537
Change in interest income from total interest-earning assets	$1,651	$(70)	$1,581	$1,529	$100	$1,629

Interest-bearing liabilities:
Interest-bearing deposit accounts	$103	$235	$338	$96	$25	$121
Borrowings of consolidated securitization entities	11	70	81	(5)	24	19
Bank term loan	—	—	—	(31)	—	(31)
Senior unsecured notes	47	13	60	29	5	34
Change in interest expense from total interest-bearing liabilities	161	318	479	89	54	143
Total change in net interest income	$1,490	$(388)	$1,102	$1,440	$46	$1,486

Business Trends and Conditions
We believe our business and results of operations will be impacted in the future by various trends and conditions, including the following:

•
Growth in loan receivables and interest income. We believe continuing stability in the U.S. economy and employment rates will contribute to an increase in consumer credit spending. In addition, we expect the use of credit cards to continue to increase versus other forms of payment such as cash and checks. We anticipate that these trends, combined with our marketing and partner engagement strategies, will contribute to growth in our loan receivables. In the near-to-medium term, we expect our total interest income to continue to grow, driven by the expected growth in average loan receivables. Our historical growth rates in loan receivables and interest income have benefited from new partner acquisitions, and therefore, if we do not continue to acquire new partners, replace the programs that are not extended or otherwise grow our business, our growth rates in loan receivables and interest income in the future will be lower than in recent periods. On January 23, 2019, we announced our agreement to sell the outstanding loan receivables related to our Walmart program agreement. The sale of the portfolio, which is subject to customary closing conditions, is expected to be completed late in the third quarter or early fourth quarter of 2019. Beginning in the first quarter of 2019, we will present these loan receivables as loan receivables held for sale on our Consolidated Statement of Financial Position. The reclassification of these loan receivables will result in a reduction in the growth of our loan receivables, as compared to the prior year. In addition, we do not expect to make any significant changes to customer pricing or merchant discount pricing in the near term other than those associated with changes in the prime rate and LIBOR, and therefore we expect yields generated from interest and fees on interest-earning assets will remain relatively stable.

•
Increases in retailer share arrangement payments under our program agreements. We believe that the payments we make to our partners under our retailer share arrangements, in the aggregate, are likely to increase in absolute terms compared to the year ended December 31, 2018, primarily as a result of both the overall growth and performance of our programs. See Management’s Discussion and Analysis—Retailer Share Arrangements for additional information on these agreements.

•
Asset quality. In 2018, the trend of increases in our net charge-off rates and allowance coverage continued, but at a more modest rate as compared to what we experienced in 2017 and our delinquency rate remained largely in line with 2017 rates, as U.S. unemployment rates continued to stabilize and we experienced the favorable effects from certain refinements to our underwriting standards which we began to implement in the second half of 2016 and continued in 2017. Our actual net charge-off rates increased by 26 basis points to 5.63% for the year ended December 31, 2018 compared to 5.37% for the year ended December 31, 2017. In connection with the sale of the Walmart portfolio, we expect decreases to both our Allowance for Loan Losses and Provision for Loan Losses in our Consolidated Statement of Financial Position and Consolidated Statement of Earnings, respectively, beginning in the first quarter of 2019 through to the date of sale. In addition, the loan receivables held for sale will not include certain loan receivables we estimate will charge-off prior to the expected closing date of the sale of the Walmart portfolio. The effects of this, and the exclusion of the loan receivables held for sale from the denominator for certain credit quality metrics, is expected to contribute to a temporary increase to our delinquency metrics primarily in the first half of 2019. The assessment of our credit profile includes the evaluation of portfolio mix, account maturation, as well as broader consumer trends, such as payment behavior and overall indebtedness. We expect our net charge-off rate for the year ended December 31, 2019 to increase slightly, primarily due to the PayPal Credit portfolio, partially offset by the effects of the Walmart portfolio sale. We expect credit trends in the near term for our remaining portfolio to be relatively stable.

•
Extended duration of our Retail Card program agreements. Our Retail Card program agreements typically have contract terms ranging from approximately five to ten years, and the average length of our relationship with our Retail Card partners is 20 years. We expect to continue to benefit from these programs on a long-term basis.

A total of 22 of our 28 ongoing Retail Card program agreements, which does not include the Walmart program, now have an expiration date in 2022 or beyond. These 22 program agreements represented in the aggregate 97% of both our Retail Card interest and fees on loans for the year ended December 31, 2018 and of our Retail Card loan receivables at December 31, 2018 attributable to our ongoing programs.

•
Growth in interchange revenues and loyalty program costs. We believe that as a result of the overall growth in Dual Card and general purpose co-branded credit card transactions occurring outside of our Retail Card partners’ locations, interchange revenues will continue to increase in excess of the growth of our Retail Card loan receivables. The expected growth in these transactions is driven, in part, by both existing and new loyalty programs with our Retail Card partners. In addition, we continue to offer and add new loyalty programs for our private label credit cards, for which we typically do not receive interchange fees. The growth in these existing and new loyalty programs will result in an increase in costs associated with these programs. Overall, we expect our loyalty program costs to continue to be largely offset by our interchange revenues. These changes have been contemplated in our program agreements with our Retail Card partners and are a component of the calculation of our payments due under our retailer share arrangements.

•
Capital and liquidity levels. We continue to expect to maintain sufficient capital and liquidity resources to support our daily operations, our business growth, and our credit ratings as well as regulatory and compliance requirements in a cost effective and prudent manner through expected and unexpected market environments. During the year ended December 31, 2018, we declared and paid dividends of $534 million and repurchased $1.9 billion of our outstanding common stock. We plan to continue to deploy capital through both dividends and share repurchases subject to regulatory approval, as well as to support business growth. We continue to expect to maintain capital ratios well in excess of minimum regulatory requirements. At December 31, 2018, the Company had a Basel III common equity Tier 1 ratio of 14.0%. We expect that our liquidity portfolio will continue to be sufficient to support all of our business objectives and to meet all regulatory requirements for the foreseeable future.

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
Interest income increased by $1,581 million, or 9.6%, for the year ended December 31, 2018, and by $1,629 million, or 11.0%, for the year ended December 31, 2017. These increases were driven primarily by growth in our average loan receivables.
Average interest-earning assets

Years ended December 31 ($ in millions)	2018	2017	2016
Loan receivables, including held for sale	$83,304	$75,702	$68,649
Liquidity portfolio and other	17,625	16,156	15,372
Total average interest-earning assets	$100,929	$91,858	$84,021
The increase in average loan receivables of 10.0% for the year ended December 31, 2018 was driven primarily by the PayPal Credit Acquisition, higher purchase volume and average active account growth. Purchase volume and average active accounts increased 6.7% and 5.5%, respectively, including the effects of the PayPal Credit acquisition.

The increase in average loan receivables of 10.3% for the year ended December 31, 2017, was driven primarily by higher purchase volume of 5.1% and average active accounts growth of 4.5%.
Yield on average interest-earning assets
The yield on average interest-earning assets decreased for the year ended December 31, 2018 primarily due to a decrease in the yield on our average loan receivables of 24 basis points to 21.18% for the year ended December 31, 2018.
The yield on average interest-earning assets increased for the year ended December 31, 2017, primarily due to an increase in the percentage of interest-earning assets attributable to loan receivables and a slight increase in the yield on our average loan receivables of 3 basis points to 21.42% for the year ended December 31, 2017.
Interest Expense
Interest expense is incurred on our interest-bearing liabilities, which consisted of interest-bearing deposit accounts, borrowings of consolidated securitization entities and senior unsecured notes.
Key drivers of interest expense include:

•	the amounts outstanding of our deposits and borrowings;

•	the interest rate environment and its effect on interest rates paid on our funding sources; and

•	the changing mix in our funding sources.
Interest expense increased by $479 million, or 34.4%, for the year ended December 31, 2018, primarily driven by higher benchmark interest rates. Our cost of funds increased to 2.30% for the year ended December 31, 2018 compared to 1.90% for the year ended December 31, 2017.
Interest expense increased by $143 million, or 11.5%, for the year ended December 31, 2017, primarily driven by the growth in our deposit liabilities. Our cost of funds increased to 1.90% for the year ended December 31, 2017 compared to 1.85% for the year ended December 31, 2016, primarily due to higher benchmark interest rates.
Average interest-bearing liabilities

Years ended December 31 ($ in millions)	2018	2017	2016
Interest-bearing deposit accounts	$59,216	$53,173	$47,194
Borrowings of consolidated securitization entities	12,694	12,179	12,428
Third-party debt	9,257	7,972	7,714
Total average interest-bearing liabilities	$81,167	$73,324	$67,336
The increases in average interest-bearing liabilities for the year ended December 31, 2018 and 2017 were primarily driven by growth in our direct deposits.
Net Interest Income
Net interest income represents the difference between interest income and interest expense.
Net interest income increased by $1,102 million, or 7.3%, for the year ended December 31, 2018, and by $1,486 million, or 11.0%, for the year ended December 31, 2017, primarily driven by higher average loan receivables.

Retailer Share Arrangements
Most of our Retail Card program agreements and certain other program agreements contain retailer share arrangements that provide for payments to our partners if the economic performance of the program exceeds a contractually defined threshold. We also provide other economic benefits to our partners such as royalties on purchase volume or payments for new accounts, in some cases instead of retailer share arrangements (for example, on our co-branded credit cards). All of these arrangements are designed to align our interests and provide an additional incentive to our partners to promote our credit products. Although the retailer share arrangements vary by partner, these arrangements are generally structured to measure the economic performance of the program, based typically on agreed upon program revenues (including interest income and certain other income) less agreed upon program expenses (including interest expense, provision for loan losses, retailer payments and operating expenses), and share portions of this amount above a negotiated threshold. The threshold and economic performance of a program that are used to calculate payments to our partners may be based on, among other things, agreed upon measures of program expenses rather than our actual expenses, and therefore increases in our actual expenses (such as funding costs or operating expenses) may not necessarily result in reduced payments under our retailer share arrangements. These arrangements are typically designed to permit us to achieve an economic return before we are required to make payments to our partners based on the agreed contractually defined threshold. Our payments to partners pursuant to these retailer share arrangements have generally increased in recent years, primarily as a result of the growth and margin improvement of the programs in which we have retailer share arrangements, as well as changes to the terms of certain program agreements that have been renegotiated in the past few years.
We believe that our retailer share arrangements have been effective in helping us to grow our business by aligning our partners’ interests with ours. We also believe that the changes to the terms of certain program agreements in recent years will help us to grow our business by providing an additional incentive to the relevant partners to promote our credit products going forward. Payments to partners pursuant to these retailer share arrangements would generally decrease, and mitigate the impact on our profitability, in the event of declines in the performance of the programs or the occurrence of other unfavorable developments that impact the calculation of payments to our partners pursuant to our retailer share arrangements.
Retailer share arrangements increased by $162 million, or 5.5%, for the year ended December 31, 2018, driven primarily by the growth of the programs in which we have retailer share arrangements, including the PayPal Credit acquisition, partially offset by the impact from the Toys "R" Us bankruptcy.
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
Provision for loan losses increased by $249 million, or 4.7%, for the year ended December 31, 2018, primarily due to the reserve build for the PayPal Credit program, as well as higher net charge-offs. These increases were partially offset by a lower loan loss reserve build for our existing portfolio. Our allowance coverage ratio increased to 6.90% at December 31, 2018, as compared to 6.80% at December 31, 2017, reflecting the increase in forecasted losses inherent in our loan portfolio.

Provision for loan losses increased by $1,310 million, or 32.9%, for the year ended December 31, 2017, primarily due to higher net charge-offs and a higher loan loss reserve. Our allowance coverage ratio increased to 6.80% at December 31, 2017, as compared to 5.69% at December 31, 2016, reflecting the increase in forecasted losses inherent in our loan portfolio.
Other Income

Years ended December 31 ($ in millions)	2018	2017	2016
Interchange revenue	$710	$653	$602
Debt cancellation fees	267	272	262
Loyalty programs	(751)	(704)	(547)
Other	39	67	27
Total other income	$265	$288	$344
Interchange revenue
We earn interchange fees on Dual Card and other co-branded credit card transactions outside of our partners’ sales channels, based on a flat fee plus a percent of the purchase amount. Growth in interchange revenue has been, and is expected to continue to be, driven primarily by growth in our Dual Card and general purpose co-branded credit card products.
Interchange revenue increased by $57 million, or 8.7%, for the year ended December 31, 2018, and by $51 million, or 8.5%, for the year ended December 31, 2017, driven by increases in purchase volume outside of our retail partners' sales channels.
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
Debt cancellation fees decreased by $5 million, or 1.8%, for the year ended December 31, 2018, primarily as a result of lower average balances on accounts with payment protection products. Debt cancellation fees increased by $10 million, or 3.8%, for the year ended December 31, 2017, primarily as a result of higher average balances and increases in customer enrollment.
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
Loyalty programs cost increased by $47 million, or 6.7%, for the year ended December 31, 2018, and by $157 million, or 28.7%, for the year ended December 31, 2017, arising from the launch of new rewards programs with our partners and growth in purchase volume associated with existing loyalty programs. The increase in 2017 also included the impact from higher reward redemption rates we experienced in one of our programs.
Other
Other includes a variety of items including ancillary fees and realized gains or losses associated with investments and sales of assets.

Other decreased by $28 million, or 41.8%, for the year ended December 31, 2018 primarily due to the impact of a pre-tax gain of $18 million recognized in the year ended December 31, 2017.
Other increased by $40 million, or 148.1%, for the year ended December 31, 2017. The increase included a pre-tax gain of $18 million associated with the sale of contractual relationships related to processing of general purpose card transactions for certain merchants in 2017.
Other Expense

Years ended December 31 ($ in millions)	2018	2017	2016
Employee costs	$1,427	$1,304	$1,198
Professional fees	806	629	638
Marketing and business development	528	498	423
Information processing	426	373	338
Other	908	943	819
Total other expense	$4,095	$3,747	$3,416
Employee costs
Employee costs primarily consist of employee compensation and benefit costs.
Employee costs increased by $123 million, or 9.4%, for the year ended December 31, 2018, and by $106 million, or 8.8%, for the year ended December 31, 2017, primarily due to new employees added to support the continued growth of the business. The increase for the year ended December 31, 2017 was also impacted by the replacement of certain third-party services.
Professional fees
Professional fees consist primarily of outsourced provider fees (e.g., collection agencies and call centers), legal, accounting, consulting, and recruiting expenses.
Professional fees increased by $177 million, or 28.1%, for the year ended December 31, 2018, primarily due to interim servicing costs associated with the PayPal Credit acquisition.
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
Marketing and business development costs increased by $30 million, or 6.0%, for the year ended December 31, 2018, primarily due to strategic investments in our sales platforms and increased marketing on retail deposits.
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

Information processing costs increased by $53 million, or 14.2%, for the year ended December 31, 2018, primarily due to both business growth and strategic investments.
Information processing costs increased by $35 million, or 10.4%, for the year ended December 31, 2017, primarily due to higher information technology investment and higher transaction volume.
Other
Other primarily consists of postage, operational losses, litigation and regulatory matters expense and various other corporate overhead items such as facilities' costs and telephone charges. Postage is driven primarily by the number of our active accounts and the percentage of customers that utilize our electronic billing option. Fraud, or operational losses, are driven primarily by the number of our active Dual Card and general purpose co-branded credit card accounts.
The “other” component decreased by $35 million, or 3.7%, for the year ended December 31, 2018, primarily driven by lower operational losses.
The “other” component increased by $124 million, or 15.1%, for the year ended December 31, 2017, primarily driven by higher operational losses and business growth.
Provision for Income Taxes

Years ended December 31 ($ in millions)	2018	2017	2016
Effective tax rate	23.4%	41.8%	36.9%
Provision for income taxes	$854	$1,389	$1,319
The effective tax rate for the year ended December 31, 2018, decreased compared to the prior year. The decrease was primarily due to the reduction in the 2018 U.S. corporate tax rate included in the Tax Act and $160 million of additional tax expense recognized in 2017 related to the remeasurement of our net deferred tax asset. The effective tax rate for the year ended December 31, 2017, increased compared to the prior year. The increase was primarily due to the $160 million of additional tax expense described above. In each year, the effective tax rate, excluding the impact of the Tax Act in 2017, differs from the U.S. federal statutory tax rate, primarily due to state income taxes.

Platform Analysis
As discussed above under “Our Business—Our Sales Platforms,” we offer our products through three sales platforms (Retail Card, Payment Solutions and CareCredit), which management measures based on their revenue-generating activities. The following is a discussion of certain supplemental information for the year ended December 31, 2018, for each of our sales platforms.
Retail Card

Years ended December 31 ($ in millions)	2018	2017	2016
Purchase volume	$113,066	$106,239	$101,242
Period-end loan receivables	$65,224	$56,230	$52,701
Average loan receivables, including held for sale	$57,155	$51,570	$46,963
Average active accounts (in thousands)	58,223	55,142	53,344

Interest and fees on loans	$13,137	$12,023	$10,898
Retailer share arrangements	$(3,044)	$(2,904)	$(2,870)
Other income	$219	$212	$288
Retail Card interest and fees on loans increased by $1,114 million, or 9.3%, for the year ended December 31, 2018 and by $1,125 million, or 10.3%, for the year ended December 31, 2017. These increases were primarily the result of growth in average loan receivables.
Retailer share arrangements increased by $140 million, or 4.8%, for the year ended December 31, 2018 and by $34 million, or 1.2%, for the year ended December 31, 2017, primarily as a result of the factors discussed under the heading “Retailer Share Arrangements” above.
Other income increased by $7 million, or 3.3%, for the year ended December 31, 2018, primarily as a result of an increase in interchange revenue, partially offset by an increase in loyalty program costs. Other income decreased by $76 million, or 26.4%, for the year ended December 31, 2017, primarily as a result of an increase in loyalty program costs, partially offset by increases in interchange revenue, debt cancellation fees and other income.
Payment Solutions

Years ended December 31 ($ in millions)	2018	2017	2016
Purchase volume	$17,427	$16,160	$15,641
Period-end loan receivables	$18,418	$16,857	$15,567
Average loan receivables	$17,093	$15,752	$14,110
Average active accounts (in thousands)	9,692	9,192	8,410

Interest and fees on loans	$2,356	$2,181	$1,952
Retailer share arrangements	$(43)	$(24)	$(26)
Other income	$12	$14	$13
Payment Solutions interest and fees on loans increased by $175 million, or 8.0%, for the year ended December 31, 2018 and by $229 million, or 11.7%, for the year ended December 31, 2017. These increases were primarily driven by growth in average loan receivables.

CareCredit

Years ended December 31 ($ in millions)	2018	2017	2016
Purchase volume	$10,164	$9,415	$8,585
Period-end loan receivables	$9,497	$8,860	$8,069
Average loan receivables	$9,056	$8,380	$7,576
Average active accounts (in thousands)	5,932	5,634	5,174

Interest and fees on loans	$2,151	$2,015	$1,832
Retailer share arrangements	$(12)	$(9)	$(6)
Other income	$34	$62	$43
CareCredit interest and fees on loans increased by $136 million, or 6.7%, for the year ended December 31, 2018 and by $183 million, or 10.0%, for the year ended December 31, 2017. These increases were primarily driven by increases in average loan receivables.
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

At December 31 ($ in millions)	2018	(%)	2017	(%)	2016	(%)	2015	(%)	2014	(%)
Loans
Credit cards	$89,994	96.6%	$79,026	96.5%	$73,580	96.4%	$65,773	96.3%	$58,880	96.1%
Consumer installment loans	1,845	2.0	1,578	1.9	1,384	1.8	1,154	1.7	1,063	1.7
Commercial credit products	1,260	1.4	1,303	1.6	1,333	1.7	1,323	1.9	1,320	2.2
Other	40	—	40	—	40	0.1	40	0.1	23	—
Total loans	$93,139	100.0%	$81,947	100.0%	$76,337	100.0%	$68,290	100.0%	$61,286	100.0%
Loan receivables increased by $11,192 million, or 13.7%, at December 31, 2018 compared to December 31, 2017, primarily driven by the PayPal Credit acquisition, higher purchase volume and average active account growth. Loan receivables increased by $5,610 million, or 7.3%, at December 31, 2017 compared to December 31, 2016, primarily driven by higher purchase volume and average active account growth.

Our loan receivables portfolio had the following maturity distribution at December 31, 2018.

($ in millions)	Within 1 Year(1)	1-5 Years(2)	After 5 Years	Total
Loans
Credit cards	$89,198	$796	$—	$89,994
Consumer installment loans(3)	548	1,151	146	1,845
Commercial credit products	1,257	3	—	1,260
Other	5	16	19	40
Total loans	$91,008	$1,966	$165	$93,139
Loans due after one year at fixed interest rates	N/A	$1,966	$165	$2,131
Loans due after one year at variable interest rates	N/A	—	—	—
Total loans due after one year	N/A	$1,966	$165	$2,131
______________________

(1)
Credit card loans have minimum payment requirements but no stated maturity and therefore are included in the due within one year category. However, many of our credit card holders will revolve their balances, which may extend their repayment period beyond one year for balances at December 31, 2018.

(2)	Credit card and commercial loans due after one year relate to Troubled Debt Restructuring ("TDR") assets.

(3)	Reflects scheduled repayments up to the final contractual maturity of our installment loans.
Our loan receivables portfolio had the following geographic concentration at December 31, 2018.

($ in millions)	Loan Receivables Outstanding	% of Total Loan Receivables Outstanding
State
California	$9,745	10.5%
Texas	$9,282	10.0%
Florida	$7,737	8.3%
New York	$5,306	5.7%
Pennsylvania	$3,893	4.2%
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

At December 31 ($ in millions)	2018	2017	2016	2015	2014
Non-accrual loan receivables(1)	$5	$5	$4	$3	$2
Loans contractually 90 days past-due and still accruing interest	2,116	1,864	1,542	1,270	1,160
Earning TDRs(2)	1,085	940	802	712	670
Non-accrual, past-due and restructured loan receivables(1)	$3,206	$2,809	$2,348	$1,985	$1,832
______________________

(1)
Excludes purchase credit impaired (“PCI”) loan receivables. See Note 4. Loan Receivables and Allowance for Loan Losses to our consolidated financial statements for additional information on our PCI loan receivables.

(2)
At December 31, 2018, 2017, 2016, 2015 and 2014, balances exclude $122 million, $103 million, $66 million, $51 million and $54 million, respectively, of TDRs which are included in loans contractually 90 days past-due and still accruing interest balance. See Note 4. Loan Receivables and Allowance for Loan Losses to our consolidated financial statements for additional information on the financial effects of TDRs for the years ended December 31, 2018 and 2017, respectively.

At December 31 ($ in millions)	2018	2017
Gross amount of interest income that would have been recorded in accordance with the original contractual terms	$267	$222
Interest income recognized	49	48
Total interest income foregone	$218	$174
Delinquencies
Over-30 day loan delinquencies as a percentage of period-end loan receivables increased to 4.76% at December 31, 2018, as compared to 4.67% at December 31, 2017. The 9 basis point increase in 2018 compared to the same period in the prior year was driven by the PayPal Credit acquisition, partially offset by the impact from certain underwriting refinements.
Over-30 day loan delinquencies as a percentage of period-end loan receivables increased to 4.67% at December 31, 2017 as compared to 4.32% at December 31, 2016. The 35 basis point increase in 2017 compared to 2016 was driven by moderating credit trends.
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
The table below sets forth the ratio of net charge-offs to average loan receivables, including held for sale, for the periods indicated.

Years ended December 31	2018	2017	2016	2015	2014
Ratio of net charge-offs to average loan receivables, including held for sale	5.63%	5.37%	4.57%	4.36%	4.51%

Allowance for Loan Losses
The allowance for loan losses totaled $6,427 million at December 31, 2018 compared with $5,574 million at December 31, 2017, representing our best estimate of probable losses inherent in the portfolio. Our allowance for loan losses as a percentage of total loan receivables increased to 6.90% at December 31, 2018, from 6.80% at December 31, 2017, which reflects the increase in forecasted net charge-offs over the next twelve months.
The following tables provide changes in our allowance for loan losses for the periods presented:

	Balance at January 1, 2018	Provision charged to operations	Gross charge-offs(1)	Recoveries(1)	Balance at December 31, 2018
($ in millions)
Credit cards	$5,483	$5,448	$(5,435)	$831	$6,327
Consumer installment loans	40	45	(56)	15	44
Commercial credit products	50	52	(53)	6	55
Other	1	—	—	—	1
Total	$5,574	$5,545	$(5,544)	$852	$6,427

	Balance at January 1, 2017	Provision charged to operations	Gross charge-offs(1)	Recoveries(1)	Balance at December 31, 2017
($ in millions)
Credit cards	$4,254	$5,200	$(4,883)	$912	$5,483
Consumer installment loans	37	41	(52)	14	40
Commercial credit products	52	55	(63)	6	50
Other	1	—	—	—	1
Total	$4,344	$5,296	$(4,998)	$932	$5,574

	Balance at January 1, 2016	Provision charged to operations	Gross charge-offs(1)	Recoveries(1)	Balance at December 31, 2016
($ in millions)
Credit cards	$3,420	$3,898	$(3,873)	$809	$4,254
Consumer installment loans	26	43	(45)	13	37
Commercial credit products	50	45	(51)	8	52
Other	1	—	—	—	1
Total	$3,497	$3,986	$(3,969)	$830	$4,344

	Balance at January 1, 2015	Provision charged to operations	Gross charge-offs(1)	Recoveries(1)	Balance at December 31, 2015
($ in millions)
Credit cards	$3,169	$2,880	$(3,289)	$660	$3,420
Consumer installment loans	22	25	(35)	14	26
Commercial credit products	45	46	(47)	6	50
Other	—	1	—	—	1
Total	$3,236	$2,952	$(3,371)	$680	$3,497

	Balance at January 1, 2014	Provision charged to operations	Gross charge-offs(1)	Recoveries(1)	Balance at December 31, 2014
($ in millions)
Credit cards	$2,827	$2,858	$(3,111)	$595	$3,169
Consumer installment loans	19	20	(30)	13	22
Commercial credit products	46	39	(48)	8	45
Total	$2,892	$2,917	$(3,189)	$616	$3,236
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
Funding Sources
Our primary funding sources include cash from operations, deposits (direct and brokered deposits), securitized financings and third-party debt.
The following table summarizes information concerning our funding sources during the periods indicated:

	2018			2017			2016
Years ended December 31 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$59,216	73.0%	2.0%	$53,173	72.5%	1.6%	$47,194	70.1%	1.5%
Securitized financings	12,694	15.6	2.7	12,179	16.6	2.2	12,428	18.5	2.0
Senior unsecured notes	9,257	11.4	3.7	7,972	10.9	3.5	7,158	10.6	3.4
Bank term loan	—	—	—	—	—	—	556	0.8	5.6
Total	$81,167	100.0%	2.3%	$73,324	100.0%	1.9%	$67,336	100.0%	1.9%
______________________

(1)
Excludes $282 million, $227 million and $205 million average balance of non-interest-bearing deposits for the years ended December 31, 2018, 2017 and 2016, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the years ended December 31, 2018, 2017 and 2016.

Deposits
We obtain deposits directly from retail and commercial customers (“direct deposits”) or through third-party brokerage firms that offer our deposits to their customers (“brokered deposits”). At December 31, 2018, we had $49.4 billion in direct deposits and $14.6 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger that channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to continue to expand our direct deposits base as a source of stable and diversified low cost funding.
Our direct deposits include a range of FDIC-insured deposit products, including certificates of deposit, IRAs, money market accounts and savings accounts.

Brokered deposits are primarily from retail customers of large brokerage firms. We have relationships with 11 brokers that offer our deposits through their networks. Our brokered deposits consist primarily of certificates of deposit that bear interest at a fixed rate and at December 31, 2018, had a weighted average remaining life of 2.1 years. These deposits generally are not subject to early withdrawal.
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
The following table summarizes certain information regarding our interest-bearing deposits by type (all of which constitute U.S. deposits) for the periods indicated:

Years ended December 31 ($ in millions)	2018			2017			2016
	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$28,152	47.5%	1.9%	$22,657	42.6%	1.6%	$19,736	41.8%	1.5%
Savings accounts (including money market accounts)	17,989	30.4%	1.7	17,604	33.1	1.1	14,244	30.2	1.0
Brokered deposits	13,075	22.1%	2.5	12,912	24.3	2.2	13,214	28.0	2.1
Total interest-bearing deposits	$59,216	100.0%	2.0%	$53,173	100.0%	1.6%	$47,194	100.0%	1.5%
Our deposit liabilities provide funding with maturities ranging from one day to ten years. At December 31, 2018, the weighted average maturity of our interest-bearing time deposits was 1.2 years.
The following table summarizes deposits by contractual maturity at December 31, 2018.

($ in millions)	3 Months or Less	Over 3 Months but within 6 Months	Over 6 Months but within 12 Months	Over 12 Months	Total
U.S. deposits (less than $100,000)(1)	$11,251	$2,858	$4,412	$10,391	$28,912
U.S. deposits ($100,000 or more)
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	4,534	2,526	6,687	6,497	20,244
Savings accounts (including money market accounts)	13,085	—	—	—	13,085
Brokered deposits:
Sweep accounts	1,778	—	—	—	1,778
Total	$30,648	$5,384	$11,099	$16,888	$64,019
______________________

(1)	Includes brokered certificates of deposit for which underlying individual deposit balances are assumed to be less than $100,000.
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

At December 31, 2018, we had $5.8 billion of outstanding private asset-backed securities and $8.6 billion of outstanding public asset-backed securities, in each case held by unrelated third parties.
The following table summarizes expected contractual maturities of the investors’ interests in securitized financings, excluding debt premiums, discounts and issuance costs at December 31, 2018.

($ in millions)	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years	Total
Scheduled maturities of long-term borrowings—owed to securitization investors:
SYNCT(1)	$2,752	$3,933	$1,591	$—	$8,276
SFT	1,133	2,542	—	—	3,675
SYNIT(1)	—	2,500	—	—	2,500
Total long-term borrowings—owed to securitization investors	$3,885	$8,975	$1,591	$—	$14,451
______________________

(1)	Excludes subordinated classes of SYNCT notes and SYNIT notes that we own.
We retain exposure to the performance of trust assets through: (i) in the case of SYNCT, SFT and SYNIT, subordinated retained interests in the loan receivables transferred to the trust in excess of the principal amount of the notes for a given series that provide credit enhancement for a particular series, as well as a pari passu seller’s interest in each trust and (ii) in the case of SYNCT and SYNIT, subordinated classes of notes that we own.
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
The following table summarizes for each of our trusts the three-month rolling average excess spread at December 31, 2018.

	Note Principal Balance ($ in millions)	# of Series Outstanding	Three-Month Rolling Average Excess Spread(1)
SYNCT(2)	$9,256	14	~14% to 15.4%
SFT	$3,675	10	10.6%
SYNIT(2)	$2,515	5	~17.1% to 17.3%
______________________

(1)
Represents the excess spread (generally calculated as interest income collected from the applicable pool of loan receivables less applicable net charge-offs, interest expense and servicing costs, divided by the aggregate principal amount of loan receivables in the applicable pool) for each trust (or, in the case of SYNCT and SYNIT, represents a range of the excess spreads relating to the particular series issued within the trust, omitting any series that have not been outstanding for at least three monthly periods), in each case calculated in accordance with the applicable trust or series documentation, for the three securitization monthly periods ended December 31, 2018.

(2)	Includes subordinated classes of SYNCT and SYNIT notes that we own.

Third-Party Debt
Senior Unsecured Notes
The following table provides a summary of our outstanding senior unsecured notes at December 31, 2018.

($ in millions)	Maturity	Principal Amount Outstanding(1)
Fixed rate senior unsecured notes:
Synchrony Financial
2.600% senior unsecured notes	January, 2019	$1,000
3.000% senior unsecured notes	August, 2019	1,100
2.700% senior unsecured notes	February, 2020	750
3.750% senior unsecured notes	August, 2021	750
4.250% senior unsecured notes	August, 2024	1,250
4.500% senior unsecured notes	July, 2025	1,000
3.700% senior unsecured notes	August, 2026	500
3.950% senior unsecured notes	December, 2027	1,000
Synchrony Bank
3.650% senior unsecured notes	May, 2021	750
3.000% senior unsecured notes	June, 2022	750
Total fixed rate senior unsecured notes		$8,850

Floating rate senior unsecured notes:
Synchrony Financial
Three-month LIBOR plus 1.23% senior unsecured notes	February, 2020	$250
Synchrony Bank
Three-month LIBOR plus 0.625% senior unsecured notes	March, 2020	500
Total floating rate senior unsecured notes		$750
______________________

(1)	The amounts shown exclude unamortized debt discounts, premiums and issuance costs.
At December 31, 2018, the aggregate amount of outstanding senior unsecured notes was $9.6 billion and the weighted average interest rate was 3.54%.
Short-Term Borrowings
Except as described above, there were no material short-term borrowings for the periods presented.
Other
At December 31, 2018, we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
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

If we do not satisfy any of these covenants discussed above, the maturity of amounts outstanding thereunder may be accelerated and become payable. We were in compliance with all of these covenants at December 31, 2018.
At December 31, 2018, we were not in default under any of our credit facilities.
Credit Ratings
Our borrowing costs and capacity in certain funding markets, including securitizations and senior and subordinated debt, may be affected by the credit ratings of the Company, the Bank and the ratings of our asset-backed securities.
Currently, Synchrony’s senior unsecured debt is rated BBB- (stable outlook) by Fitch and BBB- (stable outlook) by S&P. The Bank’s senior unsecured debt is rated BBB- (stable outlook) by Fitch and BBB (stable outlook) by S&P. In addition, certain of the asset-backed securities issued by SYNCT and SYNIT are rated by Fitch, S&P and/or Moody’s. A credit rating is not a recommendation to buy, sell or hold securities, may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. Downgrades in these credit ratings could materially increase the cost of our funding from, and restrict our access to, the capital markets.
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
We maintain a liquidity portfolio, which at December 31, 2018 had $14.8 billion of liquid assets, primarily consisting of cash and equivalents and short-term obligations of the U.S. Treasury, less cash in transit which is not considered to be liquid, compared to $15.1 billion of liquid assets at December 31, 2017. The decrease in liquid assets was primarily due to the deployment of some of our liquidity to support the PayPal Credit acquisition, partially offset by the retention of excess cash flows from operations and deposit growth.
As additional sources of liquidity, at December 31, 2018, we had an aggregate of $3.9 billion of undrawn committed capacity on our securitized financings, subject to customary borrowing conditions, from private lenders under our securitization programs and $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders, and we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
As a general matter, investments included in our liquidity portfolio are expected to be highly liquid, giving us the ability to readily convert them to cash. The level and composition of our liquidity portfolio may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.
We rely significantly on dividends and other distributions and payments from the Bank for liquidity; however, bank regulations, contractual restrictions and other factors limit the amount of dividends and other distributions and payments that the Bank may pay to us. For a discussion of regulatory restrictions on the Bank’s ability to pay dividends, see “Regulation—Risk Factors Relating to Regulation—We are subject to restrictions that limit our ability to pay dividends and repurchase our common stock; the Bank is subject to restrictions that limit its ability to pay dividends to us, which could limit our ability to pay dividends, repurchase our common stock or make payments on our indebtedness.” and “Regulation—Savings Association Regulation—Dividends and Stock Repurchases.”

Debt Securities
____________________________________________________________________________________________
The following discussion provides supplemental information regarding our debt securities portfolio. All of our debt securities are classified as available-for-sale and are held to meet our liquidity objectives or to comply with the Community Reinvestment Act. Debt securities classified as available-for-sale are reported in our Consolidated Statements of Financial Position at fair value.
The following table sets forth the amortized cost and fair value of our portfolio of debt securities at the dates indicated:

	2018		2017		2016
At December 31 ($ in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debt:
U.S. government and federal agency	$2,889	$2,888	$2,419	$2,416	$3,676	$3,676
State and municipal	50	48	44	44	47	46
Residential mortgage-backed	1,180	1,139	1,258	1,231	1,400	1,373
Asset-backed	1,988	1,985	781	780	—	—
U.S. corporate debt	2	2	2	2	—	—
Total	$6,109	$6,062	$4,504	$4,473	$5,123	$5,095
Unrealized gains and losses, net of the related tax effect, on available-for-sale debt securities that are not other-than-temporarily impaired are excluded from earnings and are reported as a separate component of comprehensive income (loss) until realized. At December 31, 2018, 2017 and 2016, our debt securities had gross unrealized gains of $1 million, $1 million and $3 million, respectively, and gross unrealized losses of $48 million, $32 million and $31 million, respectively.
Our debt securities portfolio had the following maturity distribution at December 31, 2018.

($ in millions)	Due in 1 Year or Less	Due After 1 through 5 Years	Due After 5 through 10 Years	Due After 10 years	Total
Debt:
U.S. government and federal agency	$2,888	$—	$—	$—	$2,888
State and municipal	—	—	5	43	48
Residential mortgage-backed	1	—	158	980	1,139
Asset-backed	1,613	372	—	—	1,985
U.S. corporate debt	2	—	—	—	2
Total(1)	$4,504	$372	$163	$1,023	$6,062
Weighted average yield(2)	2.4%	2.7%	3.3%	2.9%	2.5%
______________________

(1)	Amounts stated represent estimated fair value.

(2)	Weighted average yield is calculated based on the amortized cost of each security. In calculating yield, no adjustment has been made with respect to any tax-exempt obligations.
At December 31, 2018, we did not hold investments in any single issuer with an aggregate book value that exceeded 10% of equity, excluding obligations of the U.S. government.

Quantitative and Qualitative Disclosures About Market Risk
____________________________________________________________________________________________
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, correlations or other market factors will result in losses for a position or portfolio. We are exposed to market risk primarily from changes in interest rates. See “Risks—Risk Factors Relating to Our Business—Changes in market interest rates could have a material adverse effect on our net earnings, funding and liquidity” and “—A reduction in our credit ratings could materially increase the cost of our funding from, and restrict our access to, the capital markets.”
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
At December 31, 2018, 58.0% of our loan receivables were priced at a fixed interest rate to the customer, with the remaining 42.0% at a floating interest rate. We fund our assets with a combination of fixed rate and floating rate funding sources that include deposits, asset-backed securities and unsecured debt. To manage interest rate risk, we seek to match the interest rate repricing characteristics of our assets and liabilities. Historically, we have not used interest rate derivative contracts to manage interest rate risk; however, we may choose to do so in the future. To the extent we are unable to effectively match the interest rate sensitivity of our assets and liabilities, our net earnings could be materially adversely affected.
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

Our interest rate sensitive assets include our variable rate loan receivables and the assets that make up our liquidity portfolio. At December 31, 2018, 42.0% of our receivables were priced at a floating interest rate. Assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice under standard terms in accordance with our normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100 basis point change in the underlying market-based indexed rate or other fixed rate has been considered rather than the full change in the rate to which the loan would contractually reprice (i.e. assets are categorized as fixed or floating according to their underlying contractual terms). For assets that have a fixed interest rate at the period end but which contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, net interest income sensitivity is measured from the expected repricing date.
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
Assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities at December 31, 2018, we estimate that net interest income over the following 12-month period would increase by approximately $52 million. This estimate projects net interest income over the following 12-month period and takes into consideration future growth and balance sheet composition.
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
Synchrony is not currently required to conduct stress tests. See “Regulation—Regulation Relating to Our Business—Legislative and Regulatory Developments.” In addition, while as a savings and loan holding company we currently are not subject to the Federal Reserve Board's capital planning rule, we have submitted a capital plan to the Federal Reserve Board in 2018.
Dividend and Share Repurchases

Cash Dividends Declared	Month of Payment	Amount per Common Share	Amount
($ in millions, except per share data)
Three months ended March 31, 2018	February 2018	$0.15	$114
Three months ended June 30, 2018	May 2018	0.15	113
Three months ended September 30, 2018	August 2018	0.21	156
Three months ended December 31, 2018	November 2018	0.21	151
Total dividends declared		$0.72	$534

On May 17, 2018, the Board announced plans to increase the quarterly dividend to $0.21 per share commencing in the third quarter of 2018. The declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board and will depend on many factors. For a discussion of regulatory and other restrictions on our ability to pay dividends and repurchase stock, see “Regulation—Risk Factors Relating to Regulation—We are subject to restrictions that limit its ability to pay dividends and repurchase its common stock; the Bank is subject to restrictions that limit its ability to pay dividends to Synchrony, which could limit Synchrony's ability to pay dividends, repurchase its common stock or make payments on its indebtedness.”

Shares Repurchased Under Publicly Announced Programs	Total Number of Shares Purchased	Dollar Value of Shares Purchased

($ and shares in millions)
Three months ended March 31, 2018	10.4	$410
Three months ended June 30, 2018	14.0	491
Three months ended September 30, 2018	30.3	966
Three months ended December 31, 2018	—	—
Total	54.7	$1,867

In May 2018, we completed our share repurchase program of up to $1.64 billion (the "2017 Share Repurchase Program"). On May 18, 2018, the Company approved a share repurchase program of up to $2.2 billion through June 30, 2019 (the "2018 Share Repurchase Program"). Through the end of 2018, we have repurchased approximately $1.2 billion of common stock as part of the 2018 Share Repurchase Program and expect to complete the share repurchase program by the end of the second quarter of 2019. We made and expect to continue to make, share repurchases subject to market conditions and other factors, including legal and regulatory restrictions and required approvals.

Regulatory Capital Requirements - Synchrony Financial
As a savings and loan holding company, we are required to maintain minimum capital ratios, under the applicable U.S. Basel III capital rules. For more information, see “Regulation—Savings and Loan Holding Company Regulation.”
For Synchrony Financial to be a well-capitalized savings and loan holding company, Synchrony Bank must be well-capitalized and Synchrony Financial must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. As of December 31, 2018 and 2017, Synchrony Financial met all the requirements to be deemed well-capitalized.
The following table sets forth at December 31, 2018 and 2017, the composition of our capital ratios for the Company calculated under the Basel III regulatory capital standards, respectively.

	Basel III
	At December 31, 2018(1)		At December 31, 2017(2)
($ in millions)	Amount	Ratio(3)	Amount	Ratio
Total risk-based capital	$14,013	15.3%	$13,954	17.3%
Tier 1 risk-based capital	$12,801	14.0%	$12,890	16.0%
Tier 1 leverage	$12,801	12.3%	$12,890	13.8%
Common equity Tier 1 capital	$12,801	14.0%	$12,890	16.0%
Risk-weighted assets	$91,742		$80,669
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

The decrease in our Common equity Tier 1 capital ratio was primarily due to the increase in loan receivables as a result of the PayPal Credit acquisition and a corresponding increase in risk-weighted assets in the year ended December 31, 2018.
Regulatory Capital Requirements - Synchrony Bank
At December 31, 2018 and 2017, the Bank met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. The following table sets forth the composition of the Bank’s capital ratios calculated under the Basel III rules at December 31, 2018 and December 31, 2017.

	At December 31, 2018		At December 31, 2017		Minimum to be Well- Capitalized under Prompt Corrective Action Provisions
($ in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital	$12,258	15.4%	$10,842	16.2%	$7,934	10.0%
Tier 1 risk-based capital	$11,207	14.1%	$9,958	14.9%	$6,348	8.0%
Tier 1 leverage	$11,207	12.4%	$9,958	12.9%	$4,515	5.0%
Common equity Tier 1 capital	$11,207	14.1%	$9,958	14.9%	$5,157	6.5%

Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a material adverse effect on our business, results of operations and financial condition. See “Regulation—Risk Factors Relating to Regulation—Failure by Synchrony and the Bank to meet applicable capital adequacy and liquidity requirements could have a material adverse effect on us.”
Non-GAAP Measures
____________________________________________________________________________________________
We present adjusted net earnings, which represents net earnings adjusted to exclude additional tax expense recorded to the provision for income taxes in the year ended December 31, 2017, related to the Tax Act. The additional tax expense was primarily due to the remeasurement of our net deferred tax asset due to the U.S. corporate rate reduction from 35% to 21%. We believe this measure helps investors understand the impact of this law change on our reported results. The following table sets forth a reconciliation of adjusted net earnings to the comparable GAAP component for the year ended December 31, 2017.

Year ended December 31 ($ in millions)	2017
GAAP net earnings	$1,935
Adjustment for the Tax Act	160

Adjusted net earnings	$2,095

Off-Balance Sheet Arrangements and Unfunded Lending Commitments
____________________________________________________________________________________________
We do not have any material off-balance sheet arrangements, including guarantees of third-party obligations. Guarantees are contracts or indemnification agreements that contingently require us to make a guaranteed payment or perform an obligation to a third-party based on certain trigger events. At December 31, 2018, we had not recorded any contingent liabilities in our Consolidated Statements of Financial Position related to any guarantees.
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

Contractual Obligations
____________________________________________________________________________________________
In the normal course of business, we enter into various contractual obligations that require future cash payments. Our future cash payments associated with our contractual obligations at December 31, 2018 are summarized below.

	Payments Due by Period
($ in millions)	Total	2019	2020 - 2021	2022 - 2023	2024 and Thereafter
Deposits(1)(2)	$64,068	$47,133	$11,943	$3,639	$1,353
Securitized financings(3)	14,911	4,070	9,196	1,645	—
Senior unsecured notes(4)	11,045	2,400	3,465	1,073	4,107
Operating leases	268	42	81	73	72
Purchase obligations(5)	607	262	240	71	34
Total contractual obligations(6)(7)	$90,899	$53,907	$24,925	$6,501	$5,566
______________________

(1)
Savings accounts (including money market accounts), brokered network deposits sweeps, and non-interest-bearing deposits are assumed for purposes of this table to be due in 2019 because they may be withdrawn at any time without payment of any penalty.

(2)
Deposits do not include interest payments because the amount and timing of these payments cannot be reasonably estimated as certain deposits have early withdrawal rights and also the option to roll interest payments into the balance. The average interest rate on our interest-bearing deposits for the year ended December 31, 2018 was 2.0%. See Note 7. Deposits to our consolidated financial statements.

(3)
These amounts shown exclude interest on floating rate securitized borrowings. The weighted average interest rate at December 31, 2018 was 2.78%. See Note 8. Borrowings to our consolidated financial statements.

(4)	The amounts shown exclude interest for the floating rate senior unsecured debt as payments of interest on these senior unsecured notes are based on floating rates.

(5)
Purchase obligations at December 31, 2018 reflect the minimum purchase obligation under legally binding contracts with contract terms that are both fixed and determinable. These amounts exclude obligations for goods and services that already have been incurred and are reflected on our Consolidated Statement of Financial Position.

(6)
The table above does not include estimated payments of liabilities associated with uncertain income tax positions.  The inherent complexity and uncertainty around the timing and amount of future outflows for uncertain tax positions do not permit a reasonably reliable estimate of payments, if any, to be made in connection with these liabilities. At December 31, 2018, we had unrecognized tax benefits of $251 million, excluding related interest and penalties.  See Note 14. Income Taxes to the consolidated financial statements.

(7)
The table above excludes our reimbursement obligations to GE for certain retiree benefits obligations of $176 million at December 31, 2018. See Note 11. Employee Benefit Plans to the consolidated financial statements for additional information.

Critical Accounting Estimates
____________________________________________________________________________________________
In preparing our consolidated financial statements, we have identified certain accounting estimates and assumptions that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. The critical accounting estimates we have identified relate to allowance for loan losses and fair value measurements. These estimates reflect our best judgment about current, and for some estimates future, economic and market conditions and their effects based on information available as of the date of these financial statements. If these conditions change from those expected, it is reasonably possible that these judgments and estimates could change, which may result in incremental losses on loan receivables, or material changes to our Consolidated Statement of Financial Position, among other effects. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements, which discusses the significant accounting policies related to these estimates.
Allowance for Loan Losses
Losses on loan receivables are recognized when they are incurred, which requires us to make our best estimate of probable losses in the portfolio. The method for calculating the best estimate of probable losses takes into account our historical experience, adjusted for current conditions with each product and customer type, and our judgment concerning the probable effects of relevant observable data, trends and market factors.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments which is effective for the Company on January 1, 2020. This ASU replaces the existing accounting standard for credit losses and will change the accounting model for how credit losses will be recognized in our consolidated financial statements. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies — New Accounting Standards, to our consolidated financial statements for additional information related to the new accounting standard for credit losses and its expected impact to the Company’s allowance for loan losses.

Fair Value Measurements
Assets and liabilities measured at fair value every reporting period include investments in debt and equity securities as well as contingent consideration obligations. Assets that are not measured at fair value every reporting period, but that are subject to fair value measurements in certain circumstances primarily include acquired loans, loans that have been reduced to fair value when they are held for sale, impaired loans that have been reduced based on the fair value of the underlying collateral, cost method and equity method investments that are written down to fair value when they are impaired.
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
New Accounting Standards
____________________________________________________________________________________________
See Note 2. Basis of Presentation and Summary of Significant Accounting Policies — New Accounting Standards, to our consolidated financial statements for additional information related to recent accounting pronouncements.

RISKS
Risk Factors Relating to Our Business
____________________________________________________________________________________________
The following discussion of risk factors contains “forward-looking statements,” as discussed in “Cautionary Note Regarding Forward-Looking Statements.” These risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A), the consolidated financial statements and related notes in “Consolidated Financial Statements and Supplementary Data” and “Regulation—Risk Factors Relating to Regulation” of this Form 10-K Report.
Our business routinely encounters and address risks, some of which will cause our future results to be different - sometimes materially different - than we anticipate. Discussion about important operational risks that our business encounters can be found in the business descriptions in “Our Business” and the MD&A section of this Form 10-K Report. Below, we describe certain important strategic, operational, financial, and legal and compliance risks. Our reactions to material future developments as well as our competitors’ reactions to those developments will affect our future results.
Macroeconomic conditions could have a material adverse effect on our business, results of operations and financial condition.
Key macroeconomic conditions historically have affected our business, results of operations and financial condition and are likely to affect them in the future. Consumer confidence, unemployment and housing indicators are among the factors that often impact consumer spending behavior and demand for credit. Poor economic conditions reduce the usage of our credit cards and other financing products and the average purchase amount of transactions on our credit cards and through our other products, which, in each case, reduces our interest and fee income. We rely primarily on interest and fees on our loan receivables to generate our net earnings. Our interest and fees on our loan receivables was $17.6 billion for the year ended December 31, 2018. Poor economic conditions also adversely affect the ability and willingness of customers to pay amounts owed to us, increasing delinquencies, bankruptcies, charge-offs and allowances for loan losses, and decreasing recoveries. For example, our over-30 day delinquency rate as a percentage of period-end loan receivables was 8.25% at December 31, 2009 during the financial crisis, compared to 4.76% at December 31, 2018, and our full-year net charge-off rate was 11.26% for the year ended December 31, 2009, compared to 5.63% for the year ended December 31, 2018. The assessment of our credit profile includes the evaluation of portfolio mix, account maturation, as well as broader consumer trends, such as payment behavior and overall indebtedness. In 2018, the trend of increases in our net charge-off rates and allowance coverage continued, but at a more modest rate as compared to what we experienced in 2017 and our delinquency rate remained largely in line with 2017 rates, as U.S unemployment rates continued to stabilize and we experienced the favorable effects from certain refinements to our underwriting standards which we began to implement in the second half of 2016 and continued in 2017.
Economic growth in the United States can slow due to higher unemployment rates, lower housing values, concerns about the level of U.S. government debt and fiscal actions that may be taken to address this, as well as economic and political conditions in the U.S. and global markets. A prolonged period of slow economic growth or a significant deterioration in economic conditions or broader consumer trends, including consumer indebtedness, would likely affect consumer spending levels and the ability and willingness of customers to pay amounts owed to us, and could have a material adverse effect on our business, key credit trends, results of operations and financial condition.
Macroeconomic conditions may also cause net earnings to fluctuate and diverge from expectations of securities analysts and investors, who may have differing assumptions regarding the impact of these conditions on our business, and this may adversely impact our stock price.

Our results of operations and growth depend on our ability to retain existing partners and attract new partners.
Substantially all of our revenue is generated from the credit products we provide to customers of our partners pursuant to program agreements we enter into with our partners. As a result, our results of operations and growth depend on our ability to retain existing partners and attract new partners. Historically, there has been turnover in our partners, and we expect this will continue in the future. For example, during the year ended December 31, 2018, we announced that we would not be renewing our Retail Card program agreement with Walmart.
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

Based upon interest and fees on loans for the year ended December 31, 2018, excluding the Walmart program discussed above, our five largest programs are Gap, JCPenney, Lowe’s, PayPal and Sam’s Club. These programs accounted in aggregate for 44% of our total interest and fees on loans for the year ended December 31, 2018 and 44% of loan receivables at December 31, 2018. Our program with Lowe's accounted for more than 10% of our total interest and fees on loans for the year ended December 31, 2018. See "Our Business—Our Sales Platforms—Retail Card Partners."
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
Our ability to generate new loans and the interest and fees and other income associated with them is dependent upon sales of merchandise and services by our partners. The retail and healthcare industries in which our partners operate are intensely competitive. Our partners compete with retailers and department stores in their own geographic areas, as well as catalog and internet sales businesses. Our partners in the healthcare industry compete with other healthcare providers. Our partners’ sales may decrease or may not increase as we anticipate for various reasons, some of which are in the partners’ control and some of which are not. For example, partner sales may be adversely affected by macroeconomic conditions having a national, regional or more local effect on consumer spending, business conditions affecting the general retail environment or a particular partner or industry, or catastrophes affecting broad or more discrete geographic areas. If our partners’ sales decline for any reason, it generally results in lower credit sales, and therefore lower loan volume and associated interest and fees and other income for us from their customers. In addition, if a partner closes some or all of its stores or becomes subject to a voluntary or involuntary bankruptcy proceeding (or if there is a perception that it may become subject to a bankruptcy proceeding), its customers who have used our financing products may have less incentive to pay their outstanding balances to us, which could result in higher charge-off rates than anticipated and our costs for servicing its customers’ accounts may increase. This risk is particularly acute with respect to our largest partners that account for a significant amount of our interest and fees on loans. See “—A significant percentage of our interest and fees on loans comes from relationships with a small number of Retail Card partners, and the loss of any of these Retail Card partners could adversely affect our business and results of operations.” Moreover, if the financial condition of a partner deteriorates significantly or a partner becomes subject to a bankruptcy proceeding, we may not be able to recover for customer returns, customer payments made in partner stores or other amounts due to us from the partner. A decrease in sales by our partners for any reason or a bankruptcy proceeding involving any of them could have a material adverse impact on our business and results of operations.

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
Information security risks for large financial institutions like us have increased recently in part because of new technologies, the use of the internet and telecommunications technologies (including mobile and other connected devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions that are designed to disrupt key business services, such as consumer-facing web sites. Our business performance and marketing efforts may increase our profile and therefore our risk of being targeted for cyber-attacks and other security breaches, including attacks targeting our key business services, websites, executives, and partners. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. We employ detection and response mechanisms designed to contain and mitigate security incidents, but early detection may be thwarted by sophisticated attacks and malware designed to avoid detection.
We also face risks related to cyber-attacks and other security breaches in connection with credit card and deposit transactions that typically involve the transmission of sensitive information regarding our customers through various third-parties, including our partners, retailers that are not our partners where our Dual Cards and general purpose co-branded credit cards are used, merchant acquiring banks, payment processors, card networks (e.g., Visa and MasterCard) and our processors (e.g., First Data and Fiserv). Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments such as the point of sale that we do not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of our own, and in some cases, we may have exposure and suffer losses for breaches or attacks relating to them. We also rely on numerous other third-party service providers to conduct other aspects of our business operations and face similar risks relating to them. While we regularly conduct security assessments of significant third-party service providers, we cannot be sure that their information security protocols are sufficient to withstand a cyber-attack or other security breach.
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
We will need additional financing in the future to refinance any existing debt and finance growth of our business. The availability of additional financing will depend on a variety of factors such as financial market conditions generally, including the availability of credit to the financial services industry, consumers’ willingness to place money on deposit in the Bank, our performance and credit ratings and the performance of our securitized portfolios. Disruptions, uncertainty or volatility in the capital, credit or deposit markets, such as the uncertainty and volatility experienced in the capital and credit markets during periods of financial stress and other economic and political conditions in the global markets and concerning the level of U.S. government debt and fiscal measures that may be taken over the longer term to address these matters, may limit our ability to obtain additional financing or refinance maturing liabilities on desired terms (including funding costs) in a timely manner or at all. As a result, we may be forced to delay obtaining funding or be forced to issue or raise funding on undesirable terms, which could significantly reduce our financial flexibility and cause us to contract or not grow our business, all of which could have a material adverse effect on our results of operations and financial conditions.
In addition, at December 31, 2018, we had an aggregate of $4.4 billion of undrawn credit facilities, subject to customary borrowing conditions, from private lenders under our securitization programs and an unsecured revolving credit facility. Our ability to draw on such commitments is subject to the satisfaction of certain conditions, including the applicable securitization trust having sufficient collateral to support the draw and the absence of an early amortization event. Moreover, there are regulatory reforms that have been proposed or adopted in the United States and internationally that are intended to address certain issues that affected banks in the last financial crisis. These reforms, generally referred to as “Basel III,” subject banks to more stringent capital, liquidity and leverage requirements. To the extent that the Basel III requirements result in increased costs to the banks providing undrawn committed capacity under our securitization programs, these costs are likely to be passed on to us. In addition, in response to Basel III, some banks in the market (including certain of the private lenders in our securitization programs) have added provisions to their credit agreements permitting them to delay disbursement of funding requests for 30 days or more. If our bank lenders require delayed disbursements of funding and/or higher pricing for committing undrawn capacity to us, our cost of funding and access to liquidity could be adversely affected.
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
We obtain deposits directly from retail and commercial customers or through brokerage firms that offer our deposit products to their customers. At December 31, 2018, we had $49.4 billion in direct deposits and $14.6 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger who channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to continue to fund our growth through direct deposits.

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
The FDIA prohibits an insured bank from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is “well capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. A bank that is “adequately capitalized” and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions under the FDIA on a bank that is “well capitalized” and at December 31, 2018, the Bank met or exceeded all applicable requirements to be deemed “well capitalized” for purposes of the FDIA. However, there can be no assurance that the Bank will continue to meet those requirements. Limitations on the Bank’s ability to accept brokered deposits for any reason (including regulatory limitations on the amount of brokered deposits in total or as a percentage of total assets) in the future could materially adversely impact our funding costs and liquidity. Any limitation on the interest rates the Bank can pay on deposits could competitively disadvantage us in attracting and retaining deposits and have a material adverse effect on our business.
A reduction in our credit ratings could materially increase the cost of our funding from, and restrict our access to, the capital markets.
Synchrony's senior unsecured debt currently is rated BBB- (stable outlook) by Fitch Ratings, Inc. (“Fitch”) and BBB- (stable outlook) by Standard & Poor’s (“S&P”). The Bank’s senior unsecured debt currently is rated BBB- (stable outlook) by Fitch and BBB (stable outlook) by S&P. Although we have not requested that Moody’s Investor Services, Inc. (“Moody’s”) provide a rating for our senior unsecured debt, we believe that if Moody’s were to issue a rating on our unsecured debt, its rating would be lower than the comparable ratings issued by Fitch and S&P. The ratings for our unsecured debt are based on a number of factors, including our financial strength, as well as factors that may not be within our control, such as macroeconomic conditions and the rating agencies’ perception of the industries in which we operate and the products we offer. The ratings of our asset-backed securities are, and will continue to be, based on a number of factors, including the quality of the underlying loan receivables and the credit enhancement structure with respect to each series of asset-backed securities, as well as our credit rating as sponsor and servicer of our publicly registered securitization trusts. These ratings also reflect the various methodologies and assumptions used by the rating agencies, which are subject to change and could adversely affect our ratings. The rating agencies regularly evaluate our credit ratings as well as the credit ratings of our asset-backed securities. A downgrade in our unsecured debt or asset-backed securities credit ratings (or investor concerns that a downgrade may occur) could materially increase the cost of our funding from, and restrict our access to, the capital markets.
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
We use the securitization of loan receivables, which involves the transfer of loan receivables to a trust and the issuance by the trust of asset-backed securities to third-party investors, as a significant source of funding. Our average level of securitized financings from third parties was $12.7 billion and $12.2 billion for the years ended December 31, 2018 and 2017, respectively. For a discussion of our securitization activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funding, Liquidity and Capital Resources—Funding Sources—Securitized Financings” and Note 5. Variable Interest Entities to our consolidated financial statements.
Although the securitization market for credit cards has been re-established since the financial crisis that began in 2008, there can be no assurance that the market will not experience future disruptions. The extent to which we securitize our loan receivables in the future will depend in part upon the conditions in the securities markets in general and the credit card asset-backed securities market in particular, the availability of loan receivables for securitization, the overall credit quality of our loan receivables and the conformity of the loan receivables and our securitization program to rating agency requirements, the costs of securitizing our loan receivables, and the legal, regulatory, accounting and tax requirements governing securitization transactions. In the event we are unable to refinance existing asset-backed securities with new asset-backed securities, we would be required to rely on other sources of funding, which may not be available or may be available only at higher cost. Further, in the event we are unable to refinance existing asset-backed securities from our nonbank subsidiary securitization trust with new securities from the same trust, there are structural and regulatory constraints on our ability to refinance these asset-backed securities with Bank deposits or other funding at the Bank, and therefore we would be required to rely on sources outside of the Bank, which may not be available or may be available only at higher cost. A prolonged inability to securitize our loan receivables on favorable terms, or at all, or to refinance our asset-backed securities would have a material adverse effect on our business, liquidity, cost of funds and financial condition.
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
Synchrony currently acts as servicer with respect to our nonbank subsidiary securitization trust, and the Bank acts as servicer with respect to our other two securitization trusts. If Synchrony or the Bank, as applicable, defaults in its servicing obligations, an early amortization event could occur with respect to the relevant asset-backed securities and/or Synchrony or the Bank, as applicable, could be replaced as servicer. Servicer defaults include, for example, the failure of the servicer to make any payment, transfer or deposit in accordance with the securitization documents, a breach of representations, warranties or agreements made by the servicer under the securitization documents, the delegation of the servicer’s duties contrary to the securitization documents and the occurrence of certain insolvency events with respect to the servicer. Such an early amortization event would have the adverse consequences discussed in the immediately preceding risk factor.
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
Changes in market interest rates cause our net interest income to increase or decrease, as certain of our assets and liabilities carry interest rates that fluctuate with market benchmarks. At December 31, 2018, 58.0% of our loan receivables were priced at a fixed interest rate to the customer, with the remaining 42.0% at a floating interest rate. We fund our assets with a combination of fixed rate and floating rate funding sources that include deposits, asset-backed securities and unsecured debt. The interest rate benchmark for our floating rate assets is the prime rate, and the interest rate benchmark for our floating rate liabilities is generally either the London Interbank Offered Rate (“LIBOR”) or the federal funds rate. The prime rate and LIBOR or the federal funds rate could reset at different times or could diverge, leading to mismatches in the interest rates on our floating rate assets and floating rate liabilities. Additionally, on July 27, 2017 the UK Financial Conduct Authority announced that it would no longer encourage or compel banks to continue to contribute quotes and maintain LIBOR after 2021. There is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. To the extent we are unable to position the balance sheet (naturally or using derivatives) to effectively match the interest rates on our assets and liabilities, our net earnings could be materially adversely affected.
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
We assess our interest rate risk by estimating the net interest income impact of various interest rate scenarios. We take risk mitigation actions based on those assessments. Changes in interest rates could materially reduce our net interest income and our net earnings, and could also increase our funding costs and reduce our liquidity, especially if actual conditions turn out to be materially different from our assumptions. For a discussion of interest rate risk sensitivities, see “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.”

Our risk management processes and procedures may not be effective in mitigating our risks.
Our risk management processes and procedures seek to appropriately balance risk and return and mitigate risks. We have established processes and procedures intended to identify, measure, monitor and control the types of risk to which we are subject, including credit risk, market risk, liquidity risk, operational risk (including compliance risk) and strategic risk. Credit risk is the risk of loss that arises when an obligor fails to meet the terms of an obligation. We are exposed to both consumer credit risk, from our customer loans, and institutional credit risk, principally from our partners. Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, correlations or other market factors will result in losses for a position or portfolio. Liquidity risk is the risk that financial condition or overall safety and soundness are adversely affected by an inability, or perceived inability, to meet obligations and support business growth. Operational risk is the risk of loss arising from inadequate or failed processes, people or systems, external events (i.e., natural disasters) or compliance, reputational or legal matters and includes those risks as they relate directly to us as well as to third parties with whom we contract or otherwise do business. Strategic risk is the risk from changes in the business environment, improper implementation of decisions or inadequate responsiveness to changes in the business environment. See “Our Business—Credit Risk Management” and “Risks—Risk Management” for additional information on the types of risks affecting our business.
We seek to monitor and control our risk exposure through a framework that includes our Risk Appetite Statement, Enterprise Risk Assessment (ERA) process, risk policies, procedures and controls, reporting requirements, and corporate culture and values in conjunction with the risk management accountability incorporated into our integrated Risk Management Framework, which includes our governance structure and three distinct Lines of Defense. Management of our risks in some cases depends upon the use of analytical and/or forecasting models. If the models that we use to manage these risks are ineffective at predicting future losses or are otherwise inadequate, we may incur unexpected losses or otherwise be adversely affected. In addition, the information we use in managing our credit and other risk may be inaccurate or incomplete as a result of error or fraud, both of which may be difficult to detect and avoid. There may also be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated including when processes are changed or new products and services are introduced. If our Risk Management Framework does not effectively identify and control our risks, we could suffer unexpected losses or be adversely affected, and that could have a material adverse effect on our business, results of operations and financial condition.
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

Our ability to manage credit risk and avoid high charge-off rates also may be adversely affected by economic conditions that may be difficult to predict, such as the last financial crisis. The assessment of our credit profile includes the evaluation of portfolio mix, account maturation, as well as broader consumer trends, such as payment behavior and overall indebtedness. In 2018, the trend of increases in our net charge-off rates and allowance coverage continued, but at a more modest rate as compared to what we experienced in 2017 and our delinquency rate remained largely in line with 2017 rates, as U.S unemployment rates continued to stabilize and we experienced the favorable effects from certain refinements to our underwriting standards which we began to implement in the second half of 2016 and continued in 2017. See “Management's Discussion and Analysis—Results of Operations—Business Trends and Conditions” for further discussion of our expectations of future credit trends, in the near term. Credit trends may deteriorate materially from our expectations if economic conditions were to deteriorate.
In addition, we remain subject to conditions in the consumer credit environment. Our credit underwriting and risk management strategies are used to manage our credit exposures; however, there can be no assurance that those will enable us to avoid high charge-off levels or delinquencies, or that our allowance for loan losses will be sufficient to cover actual losses.
A customer’s ability to repay us can be negatively impacted by increases in their payment obligations to other lenders under mortgage, credit card and other loans (including student loans). These changes can result from increases in base lending rates or structured increases in payment obligations, and could reduce the ability of our customers to meet their payment obligations to other lenders and to us. In addition, a customer’s ability to repay us can be negatively impacted by the restricted availability of credit to consumers generally, including reduced and closed lines of credit. Customers with insufficient cash flow to fund daily living expenses and lack of access to other sources of credit may be more likely to increase their card usage and ultimately default on their payment obligations to us, resulting in higher credit losses in our portfolio. Our collection operations may not compete effectively to secure more of customers’ diminished cash flow than our competitors. We may not identify customers who are likely to default on their payment obligations to us and reduce our exposure by closing credit lines and restricting authorizations quickly enough, which could have a material adverse effect on our business, results of operations and financial condition. In addition, our collection strategy depends in part on the sale of debt to third-party buyers. Regulatory or other factors may adversely affect the pricing of our debt sales or the performance of our third-party buyers, which may result in higher credit losses in our portfolio. At December 31, 2018, 26% of our portfolio’s loan receivables were from customers with a FICO score of 660 or less (excluding unrated accounts), who typically have higher delinquency and credits losses than consumers with higher FICO scores.
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

We periodically review and update our current methodology, models and the underlying assumptions, estimates and assessments we use to establish our allowance for loan losses to reflect our view of current conditions. Moreover, our regulators, as part of their supervisory function, periodically review the current methodology, models and the underlying assumptions, estimates and assessments we use for calculating, and the adequacy of, our allowance for loan losses. Our regulators, based on their judgment, may conclude that we should modify our current methodology, models or the underlying assumptions, estimates and assessments, increase our allowance for loan losses and/or recognize further losses. We continue to review and evaluate our current methodology, models and the underlying assumptions, estimates and assessments we use and we will implement further enhancements or changes to them, as needed.
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
In addition, the Financial Accounting Standards Board (“FASB”) has recently issued changes to several financial accounting and reporting standards that govern key aspects of our financial statements and other areas where assumptions or estimates are required, including ASU 2016-13, the standard on accounting for credit losses which is effective for the Company on January 1, 2020.
As a result of recent and proposed changes to financial accounting or reporting standards, whether promulgated or required by the FASB or other regulators, we could be required to change certain of the assumptions or estimates we currently use in preparing our financial statements, which could materially impact how we record and report our results of operations and financial condition. For example, the new standard on accounting for credit losses is expected to result in an increase to the Company's allowance for loan losses and a decrease in the Company's regulatory capital. For additional information on the key areas for which assumptions and estimates are used in preparing our financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” and Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements.

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
The success of our business depends on our ability to retain existing partners and attract new partners. The competition for partners is intense and highly competitive. Our primary competitors for partners include major financial institutions, such as Alliance Data Systems, American Express, Capital One, JPMorgan Chase, Citibank, TD Bank and Wells Fargo, and to a lesser extent, potential partners’ own in-house financing capabilities. Some of our competitors are substantially larger, have substantially greater resources and may offer a broader range of products and services. We compete for partners on the basis of a number of factors, including program financial and other terms, underwriting standards, marketing expertise, service levels, product and service offerings (including incentive and loyalty programs), technological capabilities and integration, brand and reputation. In addition, some of our competitors for partners have a business model that allows for their partners to manage underwriting (e.g., new account approval), customer service and collections, and other core banking responsibilities that we retain but some partners may prefer to handle. As a result of competition, we may be unable to acquire new partners, lose existing relationships to competing companies or find it more costly to maintain our existing relationships.

Our success also depends on our ability to attract and retain customers and generate usage of our products by them. The consumer credit and payments industry is highly competitive and we face an increasingly dynamic industry as emerging technologies enter the marketplace. As a form of payment, our products compete with cash, checks, debit cards, general purpose credit cards (including Visa and MasterCard, American Express and Discover Card), other private label card brands and, to a certain extent, prepaid cards. We also compete with non-traditional providers such as financial technology companies. In the future, we expect our products may face increased competition from new emerging payment technologies, such as Apple Pay, Android Pay, Chase Pay, Samsung Pay and Square, to the extent that our products are not, or do not continue to be, accepted in, or compatible with, such technologies. We may also face increased competition from current competitors or others who introduce or embrace disruptive technology that significantly changes the consumer credit and payment industry. We compete for customers and their usage of our products, and to minimize transfers to competitors of our customers’ outstanding balances, based on a number of factors, including pricing (interest rates and fees), product offerings, credit limits, incentives (including loyalty programs) and customer service. Although we offer a variety of consumer credit products, some of our competitors provide a broader selection of services, including home and automobile loans, debit cards and bank branch ATM access, which may position them better among customers who prefer to use a single financial institution to meet all of their financial needs. Some of our competitors are substantially larger than we are, which may give those competitors advantages, including a more diversified product and customer base, the ability to reach out to more customers and potential customers, operational efficiencies, more versatile technology platforms, broad-based local distribution capabilities and lower-cost funding. In addition, some of our competitors, including new and emerging competitors in the digital and mobile payments space, are not subject to the same regulatory requirements or legislative scrutiny to which we are subject, which also could place us at a competitive disadvantage. Customer attrition from any or all of our credit products or any lowering of the pricing of our products by reducing interest rates or fees in order to retain customers could reduce our revenues and therefore our earnings.
In our retail deposits business, we have acquisition and servicing capabilities similar to other direct banking competitors. We compete for deposits with traditional banks and, in seeking to grow our direct banking business, we compete with other banks that have direct banking models similar to ours, such as Ally Financial, American Express, Capital One 360 (ING), CIT, Discover, Marcus by Goldman Sachs, PurePoint, Sallie Mae and USAA. Competition among direct banks is intense because online banking provides customers the ability to rapidly deposit and withdraw funds and open and close accounts in favor of products and services offered by competitors.
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
Merchants, trying to decrease their operating expenses, have sought to, and have had some success at, lowering interchange rates. Several recent events and actions indicate a continuing increase in focus on interchange by both regulators and merchants. Beyond pursuing litigation, legislation and regulation, merchants are also pursuing alternate payment platforms as a means to lower payment processing costs. To the extent interchange fees are reduced, one of our current competitive advantages with our partners—that we typically do not charge interchange fees when our private label credit card products are used to purchase our partners’ goods and services—may be reduced. Moreover, to the extent interchange fees are reduced, our income from those fees will be lower. We received $710 million of interchange fees for the year ended December 31, 2018. As a result, a reduction in interchange fees could have a material adverse effect on our business and results of operations. In addition, for our Dual Cards and general purpose co-branded credit cards, we are subject to the operating regulations and procedures set forth by the interchange network, and our failure to comply with these operating regulations, which may change from time to time, could subject us to various penalties or fees, or the termination of our license to use the interchange network, all of which could have a material adverse effect on our business and results of operations.

Fraudulent activity associated with our products and services could negatively impact our operating results, brand and reputation and cause the use of our products and services to decrease and our fraud losses to increase.
We are subject to the risk of fraudulent activity associated with partners, customers and third parties handling customer information. Our fraud-related operational losses were $239 million, $313 million and $203 million for the years ended December 31, 2018, 2017 and 2016, respectively. Our fraud-related losses have shifted away from counterfeit fraud losses with the implementation of the EMV chip in Dual Cards and general purpose co-branded credit cards and towards application fraud and Commerce fraud (including as a result of well-publicized security breaches at retailers unrelated to us). Our products are susceptible to application fraud, because among other things, we provide immediate access to the credit line at the time of approval. In addition, sales on the internet and through mobile channels are becoming a larger part of our business and fraudulent activity is higher as a percentage of sales in those channels than in stores. Dual Cards, general purpose co-branded credit cards and private label credit cards are susceptible to different types of fraud, and, depending on our product channel mix (including as a result of the introduction, if any, of a Synchrony-branded general purpose credit card), we may continue to experience variations in, or levels of, fraud-related expense that are different from or higher than that experienced by some of our competitors or the industry generally.
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
Damage to our reputation could negatively impact our business.
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
Some services important to our business are outsourced to third-party vendors. For example, our credit card transaction processing, production and related services (including the printing and mailing of customer statements) are handled by First Data, and the technology platform for our online retail deposits is managed by Fiserv. First Data, Fiserv, and, in some cases, other third-party vendors, are the sole source or one of a limited number of sources of the services they provide for us. In January 2019, Fiserv announced that it had agreed to acquire First Data. It would be difficult and disruptive for us to replace some of our third-party vendors, particularly First Data and Fiserv, in a timely manner if they were unwilling or unable to provide us with these services in the future (as a result of their financial or business conditions or otherwise), and our business and operations likely would be materially adversely affected. First Data has publicly disclosed that it is highly leveraged. Our principal agreement with First Data expires in November 2026, unless it is terminated earlier or is extended pursuant to the terms thereof. Our principal agreement with Fiserv expires in March 26, 2020, unless it is terminated earlier or is extended pursuant to the terms thereof. In addition, if a third-party provider fails to provide the services we require, fails to meet contractual requirements, such as compliance with applicable laws and regulations, or suffers a cyber-attack or other security breach, our business could suffer economic and reputational harm that could have a material adverse effect on our business and results of operations.

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
In the normal course of business, from time to time, we have been named as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with our business activities. Certain of the legal actions include claims for substantial compensatory and/or punitive damages, or claims for indeterminate amounts of damages. In addition, while historically the arbitration provision in our customer agreements generally has limited our exposure to consumer class action litigation, there can be no assurance that we will be successful in enforcing our arbitration clause in the future. There may also be legislative or other efforts to directly or indirectly prohibit the use of pre-dispute arbitration clauses, or we may be compelled as a result of competitive pressure or reputational concerns to voluntarily eliminate pre-dispute arbitration clauses. If the arbitration provision is not enforceable or eliminated (for whatever reason), our exposure to class action litigation could increase significantly.
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
We contest liability and/or the amount of damages as appropriate in each pending matter. The outcome of pending and future matters could be material to our results of operations, financial condition and cash flows depending on, among other factors, the level of our earnings for that period, and could adversely affect our business and reputation. For a discussion of certain legal proceedings, see “Regulation—Consumer Financial Services Regulation,” and Note 16. Legal Proceedings and Regulatory Matters to our consolidated financial statements.
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
We operate in multiple jurisdictions and we are subject to tax laws and regulations of the U.S. federal, state and local governments, and of various foreign jurisdictions. From time to time, legislative initiatives may be proposed, such as the 2017 Tax Act, which may impact our effective tax rate and could adversely affect our deferred tax assets, tax positions and/or our tax liabilities. In addition, U.S. federal, state and local, as well as foreign, tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that our historical tax positions will not be challenged by relevant tax authorities or that we would be successful in defending our positions in connection with any such challenge.
In addition, there is still some uncertainty around the interpretation of certain provisions of the recent U.S. tax reform. While the Tax Act had a significant positive impact on our after-tax results, technical corrections or other forthcoming guidance could change how we interpret provisions of it, which may impact our effective tax rate and could affect our deferred tax assets, tax positions and/or our tax liabilities.
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
GE completed its exit from its investment in us in an exchange offer that concluded in November 2015, resulting in our split-off from GE. The split-off was designed to qualify for tax‑free treatment to GE and its shareholders under Section 355 of the Internal Revenue Code of 1986, as amended (the “Code”). GE obtained a private letter ruling from the Internal Revenue Service (“IRS”) regarding certain issues relating to the tax-free treatment of the split-off and a series of preliminary transactions that occurred prior to implementing the exchange offer. Although the IRS private letter ruling is generally binding on the IRS, the continuing validity of such ruling is subject to the accuracy of factual representations and assumptions made in the IRS private letter ruling. The IRS private letter ruling addresses only certain aspects of the transaction. As a result, GE obtained an opinion from tax counsel confirming the tax-free treatment of the split-off. The opinion is based upon various factual representations and assumptions, as well as certain undertakings made by us and GE. If any of those factual representations or assumptions in the IRS private letter ruling or tax opinion are untrue or incomplete in any material respect, any undertaking is not complied with, or the facts upon which the IRS private letter ruling or tax opinion was based are materially different from the facts at the time of the distribution, the split-off may not qualify for tax-free treatment. Opinions of counsel are not binding on the IRS. As a result, the conclusions expressed in the opinion of counsel could be challenged by the IRS, and if the IRS prevails in such challenge, the tax consequences of the split-off could be materially less favorable. If the split-off (or any of the preliminary transactions) is determined to be taxable, GE and its shareholders could incur significant tax liabilities, and under the TSSA we entered into with GE, we may be required to indemnify GE for any liabilities incurred by GE if the liabilities are caused by any action or inaction undertaken by us following the initial public offering of our common stock (“IPO”) in 2014 or as a result of any direct or indirect transfers of our stock following the exchange offer.
In order to preserve the tax-free status of the split-off and the preliminary transactions to GE, the TSSA includes a provision generally prohibiting us from taking any action or inaction that is within our control (other than actions or inactions that implemented the split-off or certain preliminary transactions or actions or inactions that are consented to by GE or are at the direction of GE) that would cause the split-off (or the preliminary transactions) to become taxable, and providing for an indemnity obligation from us to GE for tax liabilities incurred by GE as a result of a breach of these provisions by us or as a result of any direct or indirect transfers of our stock following the exchange offer.

See “Regulation—Risk Factors Relating to Regulation” on page 97 for additional risk factors.

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
Credit Risk
Credit risk is the risk of loss that arises when an obligor fails to meet the terms of a contract and/or the underlying collateral is insufficient to satisfy the obligation. Credit risk includes exposure to consumer credit risk from customer loans as well as institutional credit risk, principally from our partners. Consumer credit risk is one of our most significant risks. See “Our Business—Credit Risk Management” for a description of the customer credit risk management procedures.
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
Risk Management Roles and Responsibilities
Responsibility for risk management flows to individuals and entities throughout our Company, including the Board of Directors, various board and management committees and senior management. The corporate culture and values, in conjunction with the risk management accountability incorporated into the integrated Enterprise Risk Governance Framework, which includes governance structure and three distinct Lines of Defense, has facilitated, and will continue to facilitate, the evolution of an effective risk presence across the Company.
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
Set forth below is a further description of the roles and responsibilities related to the key elements of the Enterprise Risk Governance Framework.
Board of Directors
The Board of Directors, among other things, has approved the enterprise-wide Risk Appetite Statement for the Company, as well as certain other risk management policies and oversees the Company’s strategic plan and enterprise-wide risk management program. The Board of Directors may assign certain risk management activities to applicable committees and management.

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
Risk Committee
The Risk Committee’s role, among other things, is to: (i) assist the Board of Directors in its oversight of the Company’s Enterprise Risk Governance Framework, including as it relates to credit, investment, market, liquidity, operational compliance and strategic risks; (ii) review and, at least annually, approve the Company’s Enterprise Risk Governance Framework and risk assessment and risk management practices, guidelines and policies (including significant policies that management uses to manage credit and investment, market, liquidity, operational, compliance and strategic risks); (iii) review and, at least annually, recommend to the Board of Directors for approval the Company’s enterprise-wide risk appetite (including the Company’s liquidity risk tolerance), and review and approve the Company’s strategy relating to managing key risks and other policies on the establishment of risk limits as well as the guidelines, policies and processes for monitoring and mitigating such risks; (iv) meet separately on a regular basis with our CRO and (in coordination with the Bank’s Risk Committee, as appropriate) the Bank’s CRO; (v) receive periodic reports from management on metrics used to measure, monitor and manage known and emerging risks, including management’s view on acceptable and appropriate levels of exposure; (vi) receive reports from our internal audit, risk management and independent liquidity review functions on the results of risk management reviews and assessments; (vii) review and approve, at least annually, the Company’s enterprise-wide capital and liquidity framework (including its contingency funding plan) and, in coordination with the Bank’s Risk Committee, review, at least quarterly, the Bank’s, liquidity risk appetite, regulatory capital and ratios and internal capital adequacy assessment processes and, at least annually, the Bank’s allowance for loan losses methodology, annual capital plan and resolution plan; (viii) review, at least semi-annually, information from senior management regarding whether the Company is operating within its established risk appetite; (ix) review the status of financial services regulatory examinations; (x) review the independence, authority and effectiveness of the Company’s risk management function and independent liquidity review function; (xi) approve the appointment of, evaluate and, when appropriate, replace, the CRO; and (xii) review disclosure regarding risk contained in the Company’s annual and quarterly reports.

Management Committees
There are four management committees with important roles and responsibilities in the risk management function: the MC, the ERMC, the ALCO and the CMC. These committees and their risk-related roles are described below.
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
CMC
The CMC is a management committee under the oversight of the Risk Committee and is comprised of our senior executives and chaired by the SVP, Capital Management and Stress Testing. The CMC provides oversight of the Company’s capital management, stress testing, and recovery and resolution planning activities. The CMC supports the Risk Committee in overseeing capital management activities such as the Annual Capital Plan, the Internal Capital Adequacy Assessment Process, stress testing, the Pre-Provision Net Revenue and Credit Loss Methodologies, the Contingent Capital Plan as needed in the event of a breach, and the Recovery and Resolution Planning Process.
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
The senior executive officers who serve as leaders in the "First Line of Defense," are responsible for ensuring that their respective functions operate within established risk limits, in accordance with the Company’s Risk Appetite Statement. As members of the ERMC and the MC, they are also responsible for identifying risks, considering risk when developing strategic plans, budgets and new products and implementing appropriate risk controls when pursuing business strategies and objectives. In addition, senior executive officers are responsible for deploying sufficient financial resources and qualified personnel to manage the risks inherent in the Company’s business activities.
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
Enterprise Risk Assessment Process
The Enterprise Risk Assessment process (ERA) is a top-down process designed to identify, assess and quantify risk across the Company’s primary risk categories and serves as a basis to determine the Company’s risk profile. The Enterprise Risk Management team, in collaboration with the Risk Pillar leaders, performs an independent ERA using a methodology that measures likelihood, impact, vulnerability and the speed of onset to rate risks across Synchrony. The ERA plays an important role in directing the risk management activities by helping prioritize initiatives and focus resources on the most appropriate risks. The ERA is performed annually and refreshed periodically, and is the basis of the Material Risk Inventory which is a key input in the strategic and capital planning processes.
Stress testing activities provide a forward-looking assessment of risks and losses. Stress testing is integrated into the strategic, capital and liquidity planning processes, and the results are used to identify portfolio vulnerabilities and develop risk mitigation strategies or contingency plans across a range of stressed conditions.
Risk Appetite Framework
We operate in accordance with a Risk Appetite Statement setting forth objectives, plans and limits, and expressing preferences with respect to risk-taking activities in the context of overall business goals. The risk appetite statement is approved annually by the ERMC and the Board of Directors, with delegated authority to the CRO for implementation throughout the Company. The Risk Appetite Statement serves as a tool to preclude activities that are inconsistent with the business and risk strategy. The Risk Appetite Statement is reviewed and approved at least annually as part of the business planning process and will be modified, as necessary, to include updated risk tolerances by risk category, enabling us to meet prescribed goals while continuing to operate within established risk boundaries.

REGULATION
Regulation Related to Our Business
____________________________________________________________________________________________
The Dodd-Frank Wall Street Reform and Consumer Protection Act and Related Developments
The Dodd-Frank Act, which was enacted in 2010, significantly restructured the financial regulatory regime in the United States. As discussed further throughout this section, certain aspects of the Dodd-Frank Act are subject to rules that have been taking effect over several years.
On May 24, 2018, the President signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”), which amended the Dodd-Frank Act and modified certain post-crisis regulatory requirements. On October 31, 2018, the Federal Reserve Board, OCC, and FDIC issued proposed rules, which we refer to as the Tailoring Proposals, that among other things would tailor the applicability of the Federal Reserve Board’s enhanced prudential standards and apply certain standards for the first time to savings and loan holding companies (other than those substantially engaged in insurance underwriting or commercial activities) that have total assets of $100 billion or more based on the average of the previous four quarters, referred to as “covered savings and loan holding companies.” At December 31, 2018, Synchrony had average total assets of $101.5 billion for the previous four quarters. For a description of the EGRRCPA and the Tailoring Proposals, see “-Legislative and Regulatory Developments.”
The ongoing implementation of the Dodd-Frank Act, as well as the recent and possible future changes to the regulatory framework as a result of the EGRRCPA, the Tailoring Proposals, and additional expected proposals make it difficult to assess the overall financial impact of the Dodd-Frank Act and related regulatory developments on us and across the industry. See also “Regulation—Risk Factors Relating to Regulation—The Dodd-Frank Act and other legislative and regulatory developments have had, and may continue to have, a significant impact on our business, financial condition and results of operations.”
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
Capital
As a savings and loan holding company, Synchrony is subject to capital requirements.
The following are the minimum capital ratios to which Synchrony is subject:

•
under the Basel III standardized approach, a common equity Tier 1 capital to risk-weighted assets ratio of 7% (the minimum of 4.5% plus a mandatory conservation buffer of 2.5%), a Tier 1 capital to risk-weighted assets ratio of 8.5% (the minimum of 6% plus a mandatory conservation buffer of 2.5%), and a total capital to risk-weighted assets ratio of 10.5% (a minimum of 8% plus a mandatory conservation buffer of 2.5%); and

•	a leverage ratio of Tier 1 capital to total consolidated assets of 4%.
Additionally, under an approach to calculating capital for bank holding companies that the Federal Reserve Board has indicated it intends to propose to apply to covered savings and loan holding companies, Synchrony could become subject to a new risk-based capital buffer known as the “stress capital buffer” in lieu of the 2.5% capital conservation buffer. The stress capital buffer would be calculated as the amount of loss of common equity Tier 1 capital incurred by the institution in the severely adverse scenario of the most recent Comprehensive Capital Analysis and Review (“CCAR”) exercise, assuming certain continued payments on capital instruments, and would be subject to a floor of 2.5% of risk-weighted assets. See “—Legislative and Regulatory Developments.”
For a discussion of our capital ratios, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital.”
The EGRRCPA amended the applicability of the Dodd-Frank Act’s stress testing requirements, and we are not currently required to conduct stress tests. See “—Legislative and Regulatory Developments.” Further, while we prepare and submit a form of capital plan to the Federal Reserve Board for its review, as a savings and loan holding company and a financial holding company, we currently are not subject to the Federal Reserve Board’s capital plan submission requirements, CCAR process, and supervisory stress testing requirements that apply to large bank holding companies. However, the Federal Reserve Board has proposed in the Tailoring Proposals to subject covered savings and loan holding companies to biennial supervisory stress tests, and indicated that it intends to propose applying its capital plan submission requirements to covered savings and loan holding companies, which would result in such companies being subject to the CCAR process. See “—Legislative and Regulatory Developments.”
Liquidity
As a savings and loan holding company with total consolidated assets in excess of $50 billion, we are required to comply with the modified Liquidity Coverage Ratio Rule (“modified LCR Rule”).  The modified LCR Rule requires us to calculate, on a monthly basis, the ratio of the amount of our high quality liquid assets to our expected total net cash outflows over a 30-day stress period (“modified LCR Ratio”), and to maintain a modified LCR Ratio above 1.0. We are required to disclose our modified LCR Ratio and other associated liquidity data on a quarterly basis. In the Tailoring Proposals, the Federal Reserve Board has proposed to raise the threshold of the modified LCR Rule so that it would no longer apply to most banking organizations with less than $250 billion in total assets. See “—Legislative and Regulatory Developments.”
In addition to the modified LCR Rule, we may in the future be required to comply with rules adopted by the Federal Reserve Board to implement the Basel III Net Stable Funding Ratio (“NSFR”) in the United States, which would require us to maintain a minimum acceptable amount of stable funding based on our liquidity characteristics over a one-year period. In June 2016, the Federal Reserve Board proposed a rule to implement the NSFR in the United States. Under the proposed rule, we would be subject to a modified NSFR, which would be calibrated at 70 percent of the amount of stable funding that would be required of depository institution holding companies with $250 billion or more in total consolidated assets or $10 billion or more in total on-balance sheet foreign exposure. However, in connection with the Tailoring Proposals, the Federal Reserve Board indicated that it would not apply any final NSFR to most banking organizations with less than $250 billion in total assets.
Finally, the Federal Reserve Board requires bank holding companies of a similar size to us to comply with certain enhanced prudential standards with respect to liquidity management.  Among other things, such bank holding companies must maintain diversified liquidity buffers and must regularly conduct liquidity stress tests.  While, as a savings and loan holding company, we are not currently subject to the same enhanced prudential standards that apply to comparable size bank holding companies, we voluntarily comply with many aspects of the liquidity management requirements in those enhanced prudential standards, including the diversified buffer and stress testing requirements. In the Tailoring Proposals, the Federal Reserve Board has proposed to apply enhanced prudential standards with respect to liquidity management to covered savings and loan holding companies. See “—Legislative and Regulatory Developments.”

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
According to guidance from the Federal Reserve Board, our dividend policies will be assessed against, among other things, our ability to achieve applicable Basel III capital ratio requirements. If we do not achieve applicable Basel III capital ratio requirements, we may not be able to pay dividends. Although we currently expect to meet applicable Basel III capital ratio requirements, inclusive of the capital conservation buffer, we cannot be sure that we will meet those requirements or that even if we do, if we will be able to pay dividends.
In evaluating the appropriateness of a proposed redemption or repurchase of stock, the Federal Reserve Board will consider, among other things, the potential loss that we may suffer from the prospective need to increase reserves and write down assets as a result of continued asset deterioration, and our ability to raise additional common equity and other capital to replace the stock that will be redeemed or repurchased. The Federal Reserve Board also will consider the potential negative effects on our capital structure of replacing common stock with any lower-tier form of regulatory capital issued. Moreover, regulatory review of any capital plan we are currently required to submit could result in restrictions on our ability to pay dividends or make other capital distributions. See “Regulation—Risk Factors Relating to Regulation—Failure by Synchrony and the Bank to meet applicable capital adequacy and liquidity requirements could have a material adverse effect on us” and “—We are subject to restrictions that limit our ability to pay dividends and repurchase our common stock; the Bank is subject to restrictions that limit its ability to pay dividends to us, which could limit our ability to pay dividends, repurchase our common stock or make payments on our indebtedness.”
The Federal Reserve Board has indicated that it intends to propose to subject covered savings and loan holding companies to capital plan submission requirements, which could also impact our ability to pay dividends, make other capital distributions, or redeem or repurchase our stock. See “—Legislative and Regulatory Developments.”
Activities
In general, savings and loan holding companies may only conduct, or acquire control of companies engaged in, financial activities as permitted under the relevant provisions of the Bank Holding Company Act and the Home Owners' Loan Act ("HOLA"). Savings and loan holding companies that have elected financial holding company status generally can engage in a broader range of financial activities than are otherwise permissible for savings and loan holding companies, including securities underwriting, dealing and making markets in securities, and making merchant banking investments in non-financial companies. Synchrony has elected for financial holding company status.
The Federal Reserve Board has the authority to limit a financial holding company’s ability to conduct otherwise permissible activities if the financial holding company or any of its depositary institution subsidiaries ceases to meet the applicable eligibility requirements, including requirements that the financial holding company and each of its U.S. depository institution subsidiaries maintain their status as “well-capitalized” and “well-managed.” The Federal Reserve Board may also impose corrective capital and/or managerial requirements on the financial holding company and may, for example, require divestiture of the holding company’s depository institutions if the deficiencies persist. Federal regulations additionally provide that if any depository institution controlled by a financial holding company fails to maintain at least a “Satisfactory” rating under the Community Reinvestment Act (“CRA”), the financial holding company and its subsidiaries are prohibited from engaging in additional activities that are permissible only for financial holding companies.
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
Capital
The Bank is required by OCC regulations to maintain specified levels of regulatory capital. Institutions that are not well-capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits. The OCC is authorized and, under certain circumstances, required to take certain actions against an institution that fails to meet the minimum ratios for an adequately capitalized institution. At December 31, 2018, the Bank met or exceeded all applicable requirements to be deemed well-capitalized under OCC regulations.
The following are the minimum capital ratios to which the Bank is subject:

•
under the Basel III standardized approach, a common equity Tier 1 capital to risk-weighted assets ratio of 7% (the minimum of 4.5% plus a mandatory conservation buffer of 2.5%), a Tier 1 capital to risk-weighted assets ratio of 8.5% (the minimum of 6% plus a mandatory conservation buffer of 2.5%), and a total capital to risk-weighted assets ratio of 10.5% (a minimum of 8% plus a mandatory conservation buffer of 2.5%); and

•	a leverage ratio of Tier 1 capital to total consolidated assets of 4%.
For a discussion of the Bank’s capital ratios, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital.”
As a result of the EGRRCPA, as implemented by the federal banking agencies, the Bank is currently not required to conduct stress tests, based on the level of its total assets.

As an insured depository institution, the Bank is also subject to the Federal Deposit Insurance Act (the “FDIA”), which requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors that are established by regulation. To be well-capitalized for purposes of the FDIA, the Bank must maintain a common equity Tier 1 capital to risk-weighted assets ratio of 6.5%, a Tier 1 capital to risk-weighted assets ratio of 8%, a total capital to risk-weighted assets ratio of 10%, and a leverage ratio of Tier 1 capital to total consolidated assets of 5%, and not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by the OCC to meet or maintain a specific capital level for any capital measure. At December 31, 2018, the Bank met or exceeded all applicable requirements to be deemed well-capitalized for purposes of the FDIA.
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
The FDIA prohibits insured banks from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited) unless it is “well-capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. A bank that is “adequately capitalized” and that accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions under the FDIA on a bank that is “well-capitalized.” Further, “undercapitalized” institutions are subject to growth limitations. At December 31, 2018, the Bank met or exceeded all applicable requirements to be deemed well-capitalized for purposes of the FDIA. An inability to accept brokered deposits in the future could materially adversely impact our funding costs and liquidity.
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
In the third quarter of 2018, the DIF reserve ratio reached the statutorily required minimum level of 1.35 percent, which ended the surcharges on banks with $10 billion or more in assets that had been in effect.
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

Resolution Planning
Under FDIC regulations, the Bank is required annually to submit to the FDIC a plan for the Bank’s resolution in the event of its failure. The plan is designed to enable the FDIC, if appointed receiver for the Bank, to resolve the Bank under sections 11 and 13 of the FDIA in a manner that ensures that its depositors receive access to their insured deposits within one business day of the Bank's failure (two business days if the failure occurs on a day other than Friday), maximizes the net present value return from the sale or disposition of the Bank’s assets, and minimizes the amount of any loss realized by the creditors in the resolution. The resolution plan requirement is intended to ensure that the FDIC has access to all of the material information it needs to resolve the Bank efficiently in the event of its failure. On November 28, 2018, the FDIC announced that it would seek comment on revisions to the resolution plan requirement, including its applicability, and that no bank will be required to submit a resolution plan until the agency has finalized such revisions.
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

Legislative and Regulatory Developments
The EGRRCPA was enacted in May 2018 and includes a variety of provisions intended to promote economic growth, provide tailored regulatory relief for smaller and less complex financial institutions, and enhance consumer protections. Among other things, the law raised the asset size threshold for required company-run stress tests that the Dodd-Frank Act had applied to Synchrony and the Bank, from $10 billion to $250 billion in total assets, and changed the frequency of such tests to be “periodic” rather than annual. As implemented by the federal banking agencies, these changes became effective immediately for banking organizations with total assets of less than $100 billion, such as the Bank. By statute the changes will be effective in November 2019 for banking organizations with total assets of $100 billion or more, but less than $250 billion, such as Synchrony, and in February 2019, the Federal Reserve Board exempted Synchrony from company-run stress test requirements for the 2019 stress test cycle.
The Tailoring Proposals issued in October 2018, if adopted, would tailor existing regulatory requirements related to liquidity, capital, and other enhanced prudential standards to an institution’s risk and complexity profile for certain mid-size and large banking organizations using categories based on size and other factors. Most banking organizations with total assets of less than $100 billion would be uncategorized, and most banking organizations with total assets of $100 billion or more, but less than $250 billion, would be Category IV organizations. Uncategorized and Category IV organizations would not be subject to company-run stress tests, the LCR or modified LCR or, once finalized, the NSFR or modified NSFR. Uncategorized organizations also would not be subject to capital plan submission requirements, the CCAR process, or supervisory stress tests. Category IV organizations would be subject to capital plan submission requirements annually, the quantitative aspects of CCAR biennially, and supervisory stress testing biennially.
In addition, the Tailoring Proposals would apply to covered savings and loan holding companies certain enhanced prudential standards that previously have only applied to bank holding companies. These standards include supervisory stress testing, liquidity risk management, liquidity stress testing, and liquidity buffer requirements, and requirements to have in place a global risk-management framework and a risk committee of the board of directors. In connection with the Tailoring Proposals, the Federal Reserve Board also noted that it intends to propose a rule to apply to covered savings and loan holding companies capital plan submission requirements that currently apply to bank holding companies with $50 billion in assets, which would result in covered savings and loan holding companies becoming subject to the CCAR process. The Federal Reserve Board further noted that it will seek comment on whether it should apply the proposed stress capital buffer to covered savings and loan holding companies in the same manner as bank holding companies.
In December 2018, the federal banking agencies issued a final rule to provide banking organizations with an option to phase in the regulatory capital effects of the Current Expected Credit Loss (“CECL”) model, the new accounting standard for credit losses, over three years.

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

The Dodd-Frank Act established the CFPB, which regulates consumer financial products and services and certain financial services providers. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” and ensure consistent enforcement of laws so that all consumers have access to markets for consumer financial products and services that are fair, transparent and competitive. The CFPB has rulemaking and interpretive authority under the Dodd-Frank Act and other federal consumer financial services laws, as well as broad supervisory, examination and enforcement authority over large providers of consumer financial products and services, such as us. In addition, the CFPB has an online complaint system that allows consumers to log complaints with respect to various consumer finance products, including the products we offer. The system could inform future agency decisions with respect to regulatory, enforcement or examination focus. There continues to be uncertainty as to how the CFPB’s strategies and priorities will impact our business and our results of operations going forward. See “Regulation—Risk Factors Relating to Regulation—There continues to be uncertainty as to how the Consumer Financial Protection Bureau’s actions will impact our business; the agency’s actions have had and may continue to have an adverse impact on our business.”
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
In 2018, the State of California enacted the California Consumer Privacy Act (“CCPA”). The CCPA requires covered businesses to comply with requirements that give consumers the right to know what information is being collected from them and whether such information is sold or disclosed to third parties. The statute also allows consumers to access, delete, and prevent the sale of personal information that has been collected by covered businesses in certain circumstances. The CCPA does not apply to personal information collected, processed, sold, or disclosed pursuant to the GLBA or the California Financial Information Privacy Act. We believe we will be a covered business under the CCPA. The CCPA becomes effective on January 1, 2020. While we are continuing to evaluate the potential impact of the CCPA on our business, the CCPA could increase our costs.
See also “Regulation—Risk Factors Relating to Regulation—Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.”
Money Laundering and Terrorist Financing Prevention Program
We maintain an enterprise-wide program designed to enable us to comply with all applicable anti-money laundering and anti-terrorism financing laws and regulations, including, but not limited to, the Bank Secrecy Act and the Patriot Act. This program includes policies, procedures, processes and other internal controls designed to identify, monitor, manage and mitigate the risk of money laundering or terrorist financing posed by our products, services, customers and geographic locale. These controls include procedures and processes to detect and report suspicious transactions, perform customer due diligence, respond to requests from law enforcement, identify and verify a legal entity customer’s beneficial owner(s) at the time a new account is opened and to understand the nature and purpose of the customer relationship, and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. The program is coordinated by a compliance officer, undergoes an annual independent audit to assess its effectiveness, and requires training of employees.

See “Regulation—Risk Factors Relating to Regulation—Failure to comply with anti-money laundering and anti-terrorism financing laws could have significant adverse consequences for us.”
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
Risk Factors Relating to Regulation
____________________________________________________________________________________________
The following discussion of risk factors contains “forward-looking statements,” as discussed in “Cautionary Note Regarding Forward-Looking Statements.” These risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A), the consolidated financial statements and related notes in “Consolidated Financial Statements and Supplementary Data” and “Risk Factors Relating to Our Business” of this Form 10-K Report.
Our business is subject to government regulation, supervision, examination and enforcement, which could adversely affect our business, results of operations and financial condition.
Our business, including our relationships with our customers, is subject to regulation, supervision and examination under U.S. federal, state and foreign laws and regulations. These laws and regulations cover all aspects of our business, including lending and collection practices, treatment of our customers, safeguarding deposits, customer privacy and information security, capital structure, liquidity, dividends and other capital distributions, transactions with affiliates and conduct and qualifications of personnel. As a savings and loan holding company and financial holding company, Synchrony is subject to regulation, supervision and examination by the Federal Reserve Board. As a large provider of consumer financial services, we are also subject to regulation, supervision and examination by the CFPB. The Bank is a federally chartered savings association. As such, the Bank is subject to regulation, supervision and examination by the OCC, which is its primary regulator, and by the CFPB. In addition, the Bank, as an insured depository institution, is supervised by the FDIC. We, including the Bank, are regularly reviewed and examined by our respective regulators, which results in supervisory comments and directions relating to many aspects of our business that require response and attention. See “Regulation” for more information about the regulations applicable to us.
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
We are also subject to potential enforcement and other actions that may be brought by state attorneys general or other state enforcement authorities and other governmental agencies. Any such actions could subject us to civil money penalties and fines, customer remediation programs and increased compliance costs, as well as damage our reputation and brand and limit or prohibit our ability to offer certain products and services or engage in certain business practices. For a discussion of risks related to actions or proceedings brought by regulatory agencies, see “—Risk Factors Relating to Our Business—Litigation, regulatory actions and compliance issues could subject us to significant fines, penalties, judgments, remediation costs and/or requirements resulting in increased expenses.”
The Dodd-Frank Act and other legislative and regulatory developments have had, and may continue to have, a significant impact on our business, financial condition and results of operations.
The Dodd-Frank Act and regulations promulgated thereunder have had, and may continue to have, a significant adverse impact on our business, results of operations and financial condition. For example, the Dodd-Frank Act and related regulations restrict certain business practices, impose more stringent capital, liquidity and leverage ratio requirements, as well as additional costs (including increased compliance costs and increased costs of funding raised through the issuance of asset-backed securities), on us, and impact the value of our assets. In addition, the Dodd-Frank Act requires us to serve as a source of financial strength for any insured depository institution we control, such as the Bank. Such support may be required by the Federal Reserve Board at times when we might otherwise determine not to provide it or when doing so is not otherwise in the interest of Synchrony or its stockholders, noteholders or creditors. We describe certain provisions of the Dodd-Frank Act and other legislative and regulatory developments in “Regulation—Regulation Relating to Our Business.” The overall impact of the Dodd-Frank Act and its implementing regulations on our business, financial condition and results of operations remains unclear.
The EGRRCPA and related regulatory reform proposals, including the Tailoring Proposals, have modified, and may further modify, many of the Dodd-Frank Act’s requirements that apply to us. While certain aspects of these legislative and regulatory changes and proposals will reduce regulatory burdens for us, other aspects, including proposals to apply enhanced prudential standards to covered savings and loan holding companies for the first time, could impose additional requirements and constraints on us, including additional capital requirements and limitations on our ability to pay dividends or redeem or repurchase our stock.
Further, the ongoing implementation of the Dodd-Frank Act, as well as the recent and possible future changes to the regulatory framework as a result of the EGRRCPA, the Tailoring Proposals, and additional expected proposals make it difficult to assess the overall financial impact of the Dodd-Frank Act and related regulatory developments on us and across the industry. See “Regulation—Regulation Relating to Our Business—Legislative and Regulatory Developments.”

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
There continues to be uncertainty as to how the CFPB’s strategies and priorities, including in both its examination and enforcement processes, will impact our business and our results of operations going forward. Actions by the CFPB could result in requirements to alter or cease offering affected products and services, including deferred interest products, making them less attractive to consumers and less profitable to us and also restricting our ability to offer them. For example, on May 9, 2017, the Bank received a Civil Investigative Demand from the CFPB seeking information related to the marketing and servicing of deferred interest promotions. In addition, since 2013, the Bank has entered into two consent orders with the CFPB - one in 2013 (the "2013 CFPB Consent Order”), which required us to provide remediation to certain customers and to make a number of changes to our CareCredit training, sales, marketing and servicing practices; and another in 2014 (together with the 2013 Consent Order, the "Consent Orders") with respect to a debt cancellation product and sales practices and an unrelated issue that arose from the Bank’s self-identified omission of certain Spanish-speaking customers and customers residing in Puerto Rico from two offers that were made to certain delinquent customers. The Bank’s resolutions with the CFPB do not preclude other regulators or state attorneys general from seeking additional monetary or injunctive relief with respect to CareCredit, and any such relief could have a material adverse effect on our business, results of operations or financial condition.
Although we have committed significant resources to enhancing our compliance programs, changes by the CFPB in regulatory expectations, interpretations or practices or interpretations that are different or stricter than ours or those adopted in the past by other regulators could increase the risk of additional enforcement actions, fines and penalties. In recent years, the CFPB has identified certain areas of concern for consumers, including, for example, deferred interest products, subprime specialist credit card issuers, and unexpected rate increases with respect to variable interest rate products. Actions by the CFPB with respect to these or other areas could result in requirements to alter our products and services that may make them less attractive to consumers or less profitable to us.
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
Synchrony and the Bank must meet rules for capital adequacy as discussed in “Regulation—Regulation Relating to Our Business.” As a stand-alone savings and loan holding company, Synchrony is subject to capital requirements similar to those that apply to the Bank. In addition, Synchrony and the Bank may be subject to increasingly stringent capital adequacy standards in the future. The Federal Reserve Board has indicated that it intends to propose to apply to covered savings and loan holding companies a stress capital buffer in lieu of the capital conservation buffer to which such companies currently are subject. See “Regulation—Regulation Relating to Our Business—Savings and Loan Holding Company Regulation—Capital.” We cannot predict the effects on Synchrony of capital requirements that have been or may be proposed.
The EGRRCPA amended the applicability of the Dodd-Frank Act’s stress testing requirements, and neither Synchrony nor the Bank is currently required to conduct such stress tests. See “Regulation—Regulation Relating to Our Business—Legislative and Regulatory Developments.” Additionally, as a savings and loan holding company and a financial holding company, Synchrony currently is not subject to the Federal Reserve Board’s capital plan submission requirements, CCAR process, and supervisory stress testing requirements that apply to large bank holding companies. However, the Federal Reserve Board has proposed to subject covered savings and loan holding companies to biennial supervisory stress tests, and indicated that it intends to propose applying its capital plan submission requirements to covered savings and loan holding companies, which would result in such companies being subject to the CCAR process. See “Regulation—Regulation Relating to Our Business—Legislative and Regulatory Developments.” To the extent Synchrony is made subject to the capital planning rule or the CCAR process, Synchrony could be subject to additional restrictions on its ability to return capital to shareholders.
Additionally, ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, which implements CECL as a new impairment model based on expected credit losses, will require us to recognize all expected credit losses over the life of a loan based on historical experience, current conditions, and reasonable and supportable forecasts. We expect CECL to result in an increase to the Company's allowance for loan losses and a decrease in the Company's capital.
Synchrony must also comply with regulatory requirements related to the maintenance, management, monitoring and reporting of liquidity as discussed in “Regulation—Regulation Relating to Our Business.”  Synchrony may become subject to additional liquidity requirements in the future. In particular, the Federal Reserve Board has proposed to apply enhanced prudential standards with respect to liquidity management to covered savings and loan holding companies. See “Regulation—Regulation Relating to Our Business—Legislative and Regulatory Developments.”  We cannot predict the effects of such requirements on us.

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
We are limited in our ability to pay dividends and repurchase our common stock by the Federal Reserve Board, which has broad authority to review our capital planning and risk management processes, and our current, projected and stressed capital levels, and to object to any capital action that the Federal Reserve Board considers to be unsafe or unsound. In addition, the declaration and amount of any future dividends to holders of our common stock or stock repurchases will be at the discretion of the Board of Directors and will depend on many factors, including the financial condition, earnings, capital and liquidity requirements of us and the Bank, applicable regulatory requirements, corporate law and contractual restrictions and other factors that the Board of Directors deems relevant. If we are unable to pay dividends or repurchase our common stock, it could adversely affect the market price of our common stock and market perceptions of Synchrony Financial. See “Regulation—Regulation Relating to Our Business—Savings and Loan Holding Company Regulation-Dividends and Stock Repurchases.”
We rely significantly on dividends and other distributions and payments from the Bank for liquidity, including to pay our obligations under our indebtedness and other indebtedness as they become due, and federal law limits the amount of dividends and other distributions and payments that the Bank may pay to us. For example, OCC regulations limit the ability of savings associations to make distributions of capital, including payment of dividends, stock redemptions and repurchases, cash-out mergers and other transactions charged to the capital account. The Bank must obtain the OCC’s approval prior to making a capital distribution in certain circumstances, including if the Bank proposes to make a capital distribution when it does not meet certain capital requirements (or will not do so as a result of the proposed capital distribution) or certain net income requirements. In addition, the Bank must file a prior written notice of a planned or declared dividend or other distribution with the Federal Reserve Board. The Federal Reserve Board or the OCC may object to a capital distribution if, among other things, the Bank is, or as a result of such dividend or distribution would be, undercapitalized or the Federal Reserve Board or OCC has safety and soundness concerns. Additional restrictions on bank dividends may apply if the Bank fails the QTL test. The application of these restrictions on the Bank’s ability to pay dividends involves broad discretion on the part of our regulators. Limitations on the Bank’s payments of dividends and other distributions and payments that we receive from the Bank could reduce our liquidity and limit our ability to pay dividends or our obligations under our indebtedness. See “Regulation—Regulation Relating to Our Business—Savings Association Regulation—Dividends and Stock Repurchases” and “—Activities.”

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
Furthermore, legislators and/or regulators in the United States and other countries in which we operate are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer and/or employee information, and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. In the United States, this includes increased privacy-related enforcement activity at the Federal level, by the Federal Trade Commission, as well as at the state level, such as with regard to mobile applications, and state legislation such as the CCPA, which could increase our costs. In the European Union, this includes the General Data Protection Regulation. See “Regulation—Regulation Relating to Our Business—Privacy.”
Compliance with current or future privacy, data protection and information security laws (including those regarding security breach notification and consumer privacy) affecting customer and/or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services (such as products or services that involve us sharing information with third parties or storing sensitive credit card information), which could materially and adversely affect our profitability. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory investigations and government actions, litigation, fines or sanctions, consumer or partner actions and damage to our reputation and our brand, all of which could have a material adverse effect on our business and results of operations.

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
We maintain an enterprise-wide program designed to enable us to comply with all applicable anti-money laundering and anti-terrorism financing laws and regulations, including, but not limited to, the Bank Secrecy Act and the Patriot Act. This program includes policies, procedures, processes and other internal controls designed to identify, monitor, manage and mitigate the risk of money laundering or terrorist financing posed by our products, services, customers and geographic locale. These controls include procedures and processes to detect and report suspicious transactions, perform customer due diligence, respond to requests from law enforcement, identify and verify a legal entity customer’s beneficial owner(s) at the time a new account is opened and to understand the nature and purpose of the customer relationship, and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. We cannot be sure our programs and controls will be effective to ensure our compliance with all applicable anti-money laundering and anti-terrorism financing laws and regulations, and our failure to comply could subject us to significant sanctions, fines, penalties and reputational harm, all of which could have a material adverse effect on our business, results of operations and financial condition.

CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
____________________________________________________________________________________________

To the Stockholders and Board of Directors
Synchrony Financial:
Opinion on Internal Control Over Financial Reporting
We have audited Synchrony Financial and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Statements of Financial Position of the Company as of December 31, 2018 and 2017, the related Consolidated Statements of Earnings, Comprehensive Income, Changes in Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 15, 2019, expressed an unqualified opinion on those consolidated financial statements.
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
February 15, 2019

Report of Independent Registered Public Accounting Firm
____________________________________________________________________________________________

To the Stockholders and Board of Directors
Synchrony Financial:
Opinion on the Consolidated Financial Statements
We have audited the accompanying Consolidated Statements of Financial Position of Synchrony Financial and subsidiaries' (the Company) as of December 31, 2018 and 2017, the related Consolidated Statements of Earnings, Comprehensive Income, Changes in Equity, and Cash Flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 15, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
New York, New York
February 15, 2019

Synchrony Financial and subsidiaries
Consolidated Statements of Earnings ____________________________________________________________________________________

For the years ended December 31 ($ in millions, except per share data)	2018	2017	2016
Interest income:
Interest and fees on loans (Note 4)	$17,644	$16,219	$14,682
Interest on investment securities	344	188	96
Total interest income	17,988	16,407	14,778
Interest expense:
Interest on deposits	1,186	848	727
Interest on borrowings of consolidated securitization entities	344	263	244
Interest on third-party debt	340	280	277
Total interest expense	1,870	1,391	1,248
Net interest income	16,118	15,016	13,530
Retailer share arrangements	(3,099)	(2,937)	(2,902)
Net interest income, after retailer share arrangements	13,019	12,079	10,628
Provision for loan losses (Note 4)	5,545	5,296	3,986
Net interest income, after retailer share arrangements and provision for loan losses	7,474	6,783	6,642
Other income:
Interchange revenue	710	653	602
Debt cancellation fees	267	272	262
Loyalty programs	(751)	(704)	(547)
Other	39	67	27
Total other income	265	288	344
Other expense:
Employee costs	1,427	1,304	1,198
Professional fees	806	629	638
Marketing and business development	528	498	423
Information processing	426	373	338
Other	908	943	819
Total other expense	4,095	3,747	3,416
Earnings before provision for income taxes	3,644	3,324	3,570
Provision for income taxes (Note 14)	854	1,389	1,319
Net earnings	$2,790	$1,935	$2,251

Earnings per share
Basic	$3.76	$2.43	$2.71
Diluted	$3.74	$2.42	$2.71

See accompanying notes to consolidated financial statements.

Synchrony Financial and subsidiaries
Consolidated Statements of Comprehensive Income
____________________________________________________________________________________________

For the years ended December 31 ($ in millions)	2018	2017	2016

Net earnings	$2,790	$1,935	$2,251

Other comprehensive income (loss)
Debt securities	(13)	(1)	(8)
Currency translation adjustments	(8)	3	(1)
Employee benefit plans	23	(13)	(3)
Other comprehensive income (loss)	2	(11)	(12)

Comprehensive income	$2,792	$1,924	$2,239

Amounts presented net of taxes.

See accompanying notes to consolidated financial statements.

Synchrony Financial and subsidiaries
Consolidated Statements of Financial Position
____________________________________________________________________________________________

At December 31 ($ in millions)	2018	2017

Assets
Cash and equivalents	$9,396	$11,602
Debt securities (Note 3)	6,062	4,473
Loan receivables: (Notes 4 and 5)
Unsecuritized loans held for investment	64,969	55,526
Restricted loans of consolidated securitization entities	28,170	26,421
Total loan receivables	93,139	81,947
Less: Allowance for loan losses	(6,427)	(5,574)
Loan receivables, net	86,712	76,373
Goodwill (Note 6)	1,024	991
Intangible assets, net (Note 6)	1,137	749
Other assets	2,461	1,620
Total assets	$106,792	$95,808

Liabilities and Equity
Deposits: (Note 7)
Interest-bearing deposit accounts	$63,738	$56,276
Non-interest-bearing deposit accounts	281	212
Total deposits	64,019	56,488
Borrowings: (Notes 5 and 8)
Borrowings of consolidated securitization entities	14,439	12,497
Senior unsecured notes	9,557	8,302
Total borrowings	23,996	20,799
Accrued expenses and other liabilities	4,099	4,287
Total liabilities	$92,114	$81,574

Equity:
Common Stock, par share value $0.001 per share; 4,000,000,000 shares authorized; 833,984,684 shares issued at both December 31, 2018 and 2017; 718,758,598 and 770,531,433 shares outstanding at December 31, 2018 and 2017, respectively	$1	$1
Additional paid-in capital	9,482	9,445
Retained earnings	8,986	6,809
Accumulated other comprehensive income (loss):
Investment securities	(32)	(19)
Currency translation adjustments	(25)	(17)
Employee benefit plans	(5)	(28)
Treasury Stock, at cost; 115,226,086 and 63,453,251 shares at December 31, 2018 and 2017, respectively	(3,729)	(1,957)
Total equity	14,678	14,234
Total liabilities and equity	$106,792	$95,808

See accompanying notes to consolidated financial statements.

Synchrony Financial and subsidiaries
Consolidated Statements of Changes in Equity
____________________________________________________________________________________________

	Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity

Balance at January 1, 2016	833,828	$1	$9,351	$3,293	$(41)	$—	$12,604
Comprehensive income:
Net earnings	—	—	—	2,251	—	—	2,251
Other comprehensive income	—	—	—	—	(12)	—	(12)
Purchases of treasury stock	—	—	—	—	—	(476)	(476)
Stock-based compensation	157	—	42	—	—	1	43
Dividends - common stock ($0.26 per share)	—	—	—	(214)	—	—	(214)
Balance at December 31, 2016	833,985	$1	$9,393	$5,330	$(53)	$(475)	$14,196

Balance at January 1, 2017	833,985	$1	$9,393	$5,330	$(53)	$(475)	$14,196
Comprehensive income:
Net earnings	—	—	—	1,935	—	—	1,935
Other comprehensive income	—	—	—	—	(11)	—	(11)
Purchases of treasury stock	—	—	—	—	—	(1,497)	(1,497)
Stock-based compensation	—	—	52	(10)	—	15	57
Dividends - common stock ($0.56 per share)	—	—	—	(446)	—	—	(446)
Balance at December 31, 2017	833,985	$1	$9,445	$6,809	$(64)	$(1,957)	$14,234

Balance at January 1, 2018	833,985	$1	$9,445	$6,809	$(64)	$(1,957)	$14,234
Comprehensive income:
Net earnings	—	—	—	2,790	—	—	2,790
Other comprehensive income	—	—	—	—	2	—	2
Purchases of treasury stock	—	—	—	—	—	(1,868)	(1,868)
Stock-based compensation	—	—	37	(82)	—	96	51
Dividends - common stock ($0.72 per share)	—	—	—	(534)	—	—	(534)
Other	—	—	—	3	—		3
Balance at December 31, 2018	833,985	$1	$9,482	$8,986	$(62)	$(3,729)	$14,678

See accompanying notes to consolidated financial statements.

Synchrony Financial and subsidiaries
Consolidated Statements of Cash Flows
____________________________________________________________________________________________

For the years ended December 31 ($ in millions)	2018	2017	2016
Cash flows - operating activities
Net earnings	$2,790	$1,935	$2,251
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for loan losses	5,545	5,296	3,986
Deferred income taxes	(53)	385	389
Depreciation and amortization	302	254	219
(Increase) decrease in interest and fees receivable	(280)	(298)	(429)
(Increase) decrease in other assets	81	144	(398)
Increase (decrease) in accrued expenses and other liabilities	356	210	(32)
All other operating activities	601	649	525
Cash provided from (used for) operating activities	9,342	8,575	6,511

Cash flows - investing activities
Maturity and sales of debt securities	5,668	3,762	1,380
Purchases of debt securities	(7,271)	(3,159)	(3,380)
Acquisition of loan receivables	(8,183)	(433)	(54)
Net (increase) decrease in loan receivables	(8,448)	(9,238)	(11,092)
All other investing activities	(802)	(474)	(218)
Cash provided from (used for) investing activities	(19,036)	(9,542)	(13,364)

Cash flows - financing activities
Borrowings of consolidated securitization entities
Proceeds from issuance of securitized debt	5,093	4,311	3,791
Maturities and repayment of securitized debt	(3,157)	(4,210)	(4,999)
Third-party debt
Proceeds from issuance of third-party debt	1,244	1,732	1,193
Maturities and repayment of third-party debt	—	(1,200)	(4,151)
Net increase (decrease) in deposits	7,509	4,431	8,666
Purchases of treasury stock	(1,868)	(1,497)	(476)
Dividends paid on common stock	(534)	(446)	(214)
All other financing activities	(34)	(5)	(5)
Cash provided from (used for) financing activities	8,253	3,116	3,805

Increase (decrease) in cash and equivalents, including restricted amounts	(1,441)	2,149	(3,048)
Cash and equivalents, including restricted amounts, at beginning of period	11,817	9,668	12,716
Cash and equivalents at end of year:
Cash and equivalents	9,396	11,602	9,321
Restricted cash and equivalents included in other assets	980	215	$347
Total cash and equivalents, including restricted amounts, at end of year	$10,376	$11,817	$9,668

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$(1,815)	$(1,350)	$(1,160)
Cash paid during the year for income taxes	$(772)	$(754)	$(1,771)

See accompanying notes to consolidated financial statements.

Synchrony Financial and subsidiaries
Notes to Consolidated Financial Statements
____________________________________________________________________________________________
NOTE 1.    BUSINESS DESCRIPTION
Synchrony Financial (the “Company”) provides a range of credit products through financing programs it has established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers. We primarily offer private label, Dual Card and general purpose co-branded credit cards, promotional financing and installment lending, and also FDIC-insured savings products through Synchrony Bank (the “Bank”).
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU replaces the existing incurred loss impairment guidance with a new impairment model known as the Current Expected Credit Loss ("CECL") model, which is based on expected credit losses. The CECL model permits the use of judgment in determining an approach which is most appropriate for the Company, based on their facts and circumstances. The CECL model requires, upon origination of a loan, the recognition of all expected credit losses over the life of the loan based on historical experience, current conditions and reasonable and supportable forecasts. Upon origination, the Company will record its estimate of expected credit losses through a charge to earnings, with subsequent updates to this estimate recorded through the loss provision expense.
This standard is effective for annual and interim reporting periods for fiscal years beginning after December 15, 2019, with early adoption permitted for annual and interim periods for fiscal years beginning after December 15, 2018. We plan to adopt the standard on its effective date, which for us is January 1, 2020. Upon adoption, the amendments in this standard will be recognized through a cumulative-effect adjustment to retained earnings.

We have created a company-wide approach to evaluating the effects of implementing this standard. We are evaluating accounting interpretations and their impact to our estimation methods. We are beginning to implement changes to the related estimation models, processes and systems, in addition to assessing the impact on our disclosures. Given the change to expected losses for the estimated life of the financial asset and other significant differences compared to existing GAAP, this standard is expected to result in an increase to the Company’s allowance for loan losses and a decrease in the Company's regulatory capital. The extent of the impact of adoption will depend on the asset quality of the portfolio, and economic conditions and forecasts at adoption.
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
Cash and Equivalents
Debt securities, money market instruments and bank deposits with original maturities of three months or less are included in cash and equivalents unless designated as available-for-sale and classified as investment securities. Cash and equivalents at December 31, 2018 primarily included cash and due from banks of $1.1 billion and interest-bearing deposits in other banks of $8.3 billion. Cash and equivalents at December 31, 2017 primarily included cash and due from banks of $1.4 billion and interest-bearing deposits in other banks of $10.1 billion.
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
Investment Securities
We report investments in debt and marketable equity securities at fair value. See Note 9. Fair Value Measurements for further information on fair value. Changes in fair value on debt securities, which are classified as available-for-sale, are included in equity, net of applicable taxes. Changes in fair value on equity securities are included in earnings starting in 2018. We regularly review investment securities for impairment using both quantitative and qualitative criteria.

For debt securities, if we do not intend to sell the security, or it is not more likely than not, that we will be required to sell the security before recovery of our amortized cost, we evaluate other qualitative criteria to determine whether we do not expect to recover the amortized cost basis of the security, such as the financial health of, and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. We also evaluate quantitative criteria including determining whether there has been an adverse change in expected future cash flows. If we do not expect to recover the entire amortized cost basis of the security, we consider the debt security to be other-than-temporarily impaired, and we record the difference between the security’s amortized cost basis and its recoverable amount in earnings and the difference between the security’s recoverable amount and fair value in other comprehensive income. If we intend to sell the security or it is more likely than not we will be required to sell the debt security before recovery of its amortized cost basis, the security is also considered other-than-temporarily impaired and we recognize the entire difference between the security’s amortized cost basis and its fair value in earnings.
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
Loan Receivables Held for Sale
Loans purchased or originated with the intent to sell are classified as loan receivables held for sale and recorded at the lower of amortized cost or fair value. Loans initially classified as held for investment are transferred to loan receivables held for sale and recorded at the lower of amortized cost or fair value once a decision has been made to sell the loans. We continue to recognize interest and fees on these loans on the accrual basis. The fair value of loan receivables held for sale is determined on an aggregate homogeneous portfolio basis.
If a loan is transferred from held for investment to held for sale, declines in fair value related to credit are recorded as a charge-off, which establishes a new cost basis for the loan. Further declines in fair value and recoveries up to the amortized cost and realized gains or losses are recorded as a component of other income in our Consolidated Statements of Earnings.
Acquired Loans
To determine the fair value of loans at acquisition, we estimate expected cash flows and discount those cash flows using an observable market rate of interest, when available, adjusted for factors that a market participant would consider in determining fair value. In determining fair value, expected cash flows are adjusted to include prepayment, default rate, and loss severity estimates. The difference between the fair value and the amount contractually due is recorded as a loan discount or premium at acquisition.
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
Purchased Loans
Loans acquired by purchase are recorded at fair value, which incorporates an estimate at the acquisition date of the credit losses over the remaining life of the acquired loans. As a result, the allowance for losses is not carried over at acquisition. For purchase credit impaired loans, the excess of cash flows expected at acquisition over the initial acquisition cost is recognized into interest income over their estimated remaining lives using the effective interest method. Subsequent decreases to the expected cash flows for these loans require us to evaluate the need for an allowance for credit losses. Subsequent improvements in expected cash flows are recognized into interest income prospectively. For other acquired loans, the excess of contractually required cash flows over the initial acquisition cost is recognized into interest income over the remaining lives using the effective interest method. Subsequent increases in incurred losses for these loans require us to evaluate the need for an allowance for credit losses subject to our allowance for loan losses methodology described above under “Allowance for Loan Losses.”

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
Income Taxes
We recognize the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. The effects of tax adjustments and settlements from taxing authorities are presented in our consolidated financial statements in the period they occur.

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

We recognize the financial statement impact of uncertain income tax positions when we conclude that it is more likely than not, based on the technical merits of a position, that the position will be sustained upon examination. In certain situations, we establish a liability that represents the difference between a tax position taken (or expected to be taken) on an income tax return and the amount of taxes recognized in our financial statements. The liability associated with the unrecognized tax benefits is adjusted periodically when new information becomes available. We recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and provision for income taxes, respectively, in our Consolidated Statements of Earnings.

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
Recurring Fair Value Measurements
Our investments in debt and certain equity securities, as well as certain contingent consideration obligations are measured at fair value every reporting period on a recurring basis.
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
NOTE 3.    DEBT SECURITIES
All of our debt securities are classified as available-for-sale and are held to meet our liquidity objectives or to comply with the Community Reinvestment Act. Our debt securities consist of the following:

	December 31, 2018				December 31, 2017
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
($ in millions)	cost	gains	losses	fair value	cost	gains	losses	fair value
U.S. government and federal agency	$2,889	$—	$(1)	$2,888	$2,419	$—	$(3)	$2,416
State and municipal	50	—	(2)	48	44	—	—	44
Residential mortgage-backed(a)	1,180	1	(42)	1,139	1,258	1	(28)	1,231
Asset-backed(b)	1,988	—	(3)	1,985	781	—	(1)	780
U.S. corporate debt	2	—	—	2	2	—	—	2
Total	$6,109	$1	$(48)	$6,062	$4,504	$1	$(32)	$4,473
_______________________

(a)
All of our residential mortgage-backed securities have been issued by government-sponsored entities and are collateralized by U.S. mortgages. At December 31, 2018 and 2017, $313 million and $344 million of residential mortgage-backed securities, respectively, are pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve Discount Window advances.

(b)	All of our asset-backed securities are collateralized by credit card loans.

The following table presents the estimated fair values and gross unrealized losses of our available-for-sale debt securities:

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
($ in millions)	fair value	losses	fair value	losses

At December 31, 2018
U.S. government and federal agency	$2,838	$(1)	$—	$—
State and municipal	23	(1)	8	(1)
Residential mortgage-backed	102	—	933	(42)
Asset-backed	1,665	(2)	114	(1)
Total	$4,628	$(4)	$1,055	$(44)

At December 31, 2017
U.S. government and federal agency	$2,416	$(3)	$—	$—
State and municipal	—	—	29	—
Residential mortgage-backed	142	(1)	1,026	(27)
Asset-backed	626	(1)	—	—
Total	$3,184	$(5)	$1,055	$(27)
We regularly review debt securities for impairment using both qualitative and quantitative criteria. We presently do not intend to sell our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell these securities before recovery of our amortized cost.
There were no other-than-temporary impairments recognized on our debt securities for the years ended December 31, 2018, 2017 and 2016.
Contractual Maturities of Investments in Available-for-Sale Debt Securities

	Amortized	Estimated
At December 31, 2018 ($ in millions)	cost	fair value

Due
Within one year	$4,506	$4,504
After one year through five years	$373	$372
After five years through ten years	$164	$163
After ten years	$1,066	$1,023
We expect actual maturities to differ from contractual maturities because borrowers have the right to prepay certain obligations.
There were no material realized gains or losses recognized for the years ended December 31, 2018, 2017 and 2016.
Although we generally do not have the intent to sell any specific securities held at December 31, 2018, in the ordinary course of managing our debt securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield, liquidity requirements and funding obligations.

NOTE 4.    LOAN RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

At December 31 ($ in millions)	2018	2017

Credit cards	$89,994	$79,026
Consumer installment loans	1,845	1,578
Commercial credit products	1,260	1,303
Other	40	40
Total loan receivables, before allowance for losses(a)(b)	$93,139	$81,947
_______________________

(a)
Total loan receivables include $28.2 billion and $26.4 billion of restricted loans of consolidated securitization entities at December 31, 2018 and 2017, respectively. See Note 5. Variable Interest Entities for further information on these restricted loans.

(b)	At December 31, 2018 and 2017, loan receivables included deferred costs, net of deferred income, of $105 million and $97 million, respectively.
Loan Receivables Acquired
On July 2, 2018, we completed our acquisition of the U.S. PayPal Credit financing program, comprising of $7.6 billion of outstanding loan receivables. We also extended our existing co-brand credit card program with PayPal and Synchrony Bank is now PayPal’s exclusive issuing bank for the PayPal Credit consumer financing program in the United States through 2028. This transaction was accounted for as an asset purchase and the loan receivables are included within Credit cards at December 31, 2018 in the table above.
Our portfolio of loan receivables includes certain consumer and commercial loans acquired with evidence of credit deterioration that were recorded at fair value at acquisition and subsequently accounted for as purchase credit impaired (“PCI”) loans. At December 31, 2018, the total recorded investment in PCI loan receivables is $73 million, with a related valuation allowance of $21 million. Unpaid balance of the PCI loan receivables at December 31, 2018 is $111 million.

Allowance for Loan Losses

($ in millions)	Balance at January 1, 2018	Provision charged to operations	Gross charge-offs	Recoveries	Balance at December 31, 2018

Credit cards	$5,483	$5,448	$(5,435)	$831	$6,327
Consumer installment loans	40	45	(56)	15	44
Commercial credit products	50	52	(53)	6	55
Other	1	—	—	—	1
Total	$5,574	$5,545	$(5,544)	$852	$6,427

($ in millions)	Balance at January 1, 2017	Provision charged to operations	Gross charge-offs	Recoveries	Balance at December 31, 2017

Credit cards	$4,254	$5,200	$(4,883)	$912	$5,483
Consumer installment loans	37	41	(52)	14	40
Commercial credit products	52	55	(63)	6	50
Other	1	—	—	—	1
Total	$4,344	$5,296	$(4,998)	$932	$5,574

($ in millions)	Balance at January 1, 2016	Provision charged to operations	Gross charge-offs	Recoveries	Balance at December 31, 2016

Credit cards	$3,420	$3,898	$(3,873)	$809	$4,254
Consumer installment loans	26	43	(45)	13	37
Commercial credit products	50	45	(51)	8	52
Other	1	—	—	—	1
Total	$3,497	$3,986	$(3,969)	$830	$4,344

Delinquent and Non-accrual Loans

At December 31, 2018 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing(a)

Credit cards	$2,229	$2,113	$4,342	$2,099	$—
Consumer installment loans	28	5	33	—	5
Commercial credit products	38	17	55	17	—
Total delinquent loans	$2,295	$2,135	$4,430	$2,116	$5
Percentage of total loan receivables	2.5%	2.3%	4.8%	2.3%	0.1%

At December 31, 2017 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing

Credit cards	$1,906	$1,849	$3,755	$1,849	$—
Consumer installment loans	25	5	30	—	5
Commercial credit products	31	15	46	15	—
Total delinquent loans	$1,962	$1,869	$3,831	$1,864	$5
Percentage of total loan receivables	2.4%	2.3%	4.7%	2.3%	—%
_______________________

(a)	Excludes PCI loan receivables.
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

For the years ended December 31 ($ in millions)	2018	2017
Credit cards	$886	$753
Consumer installment loans	—	—
Commercial credit products	3	3
Total	$889	$756
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

At December 31, 2018 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$1,203	$(546)	$657	$1,086
Consumer installment loans	—	—	—	—
Commercial credit products	4	(2)	2	4
Total	$1,207	$(548)	$659	$1,090

At December 31, 2017 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$1,038	$(444)	$594	$925
Consumer installment loans	—	—	—	—
Commercial credit products	5	(2)	3	5
Total	$1,043	$(446)	$597	$930

Financial Effects of TDRs
As part of our loan modifications for borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following table presents the types and financial effects of loans modified and accounted for as TDRs during the periods presented:

Years ended December 31,	2018			2017			2016
($ in millions)	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$49	$266	$1,112	$48	$220	$960	$48	$178	$805
Consumer installment loans	—	—	—	—	—	—	—	—	—
Commercial credit products	—	1	5	—	2	5	—	1	6
Total	$49	$267	$1,117	$48	$222	$965	$48	$179	$811
Payment Defaults
The following table presents the type, number and amount of loans accounted for as TDRs that enrolled in a modification plan within the previous 12 months from the applicable balance sheet date and experienced a payment default during the periods presented. A customer defaults from a modification program after two consecutive missed payments.

Years ended December 31,	2018		2017		2016
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	38,976	$91	40,316	$90	35,648	$72
Consumer installment loans	—	—	—	—	—	—
Commercial credit products	76	1	110	1	84	1
Total	39,052	$92	40,426	$91	35,732	$73
Credit Quality Indicators
Our loan receivables portfolio includes both secured and unsecured loans. Secured loan receivables are largely comprised of consumer installment loans secured by equipment. Unsecured loan receivables are largely comprised of our open-ended consumer and commercial revolving credit card loans. As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, as well as information from credit bureaus, such as a Fair Isaac Corporation (“FICO”) or other credit scores, relating to the customer’s broader credit performance. FICO scores are generally obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three credit score categories: (i) 661 or higher, which are considered the strongest credits; (ii) 601 to 660, considered moderate credit risk; and (iii) 600 or less, which are considered weaker credits. There are certain customer accounts for which a FICO score is not available where we use alternative sources to assess their credit and predict behavior. The following table provides the most recent FICO scores available for our customers at December 31, 2018 and 2017, respectively, as a percentage of each class of loan receivable. The table below excludes 0.5% and 0.6% of our total loan receivables balance at each of December 31, 2018 and 2017, respectively, which represents those customer accounts for which a FICO score is not available.

At December 31	2018			2017
	661 or	601 to	600 or	661 or	601 to	600 or
	higher	660	less	higher	660	less
Credit cards	74%	18%	8%	73%	19%	8%
Consumer installment loans	80%	14%	6%	79%	15%	6%
Commercial credit products	90%	5%	5%	88%	7%	5%

Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and by applying the same credit standards for all of our credit products. Unused credit card lines available to our customers totaled approximately $418 billion and $370 billion at December 31, 2018 and 2017, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.
Interest Income by Product
The following table provides additional information about our interest and fees on loans, including merchant discounts, from our loan receivables, including held for sale:

For the years ended December 31 ($ in millions)	2018	2017	2016
Credit cards	$17,342	$15,941	$14,424
Consumer installment loans	156	137	117
Commercial credit products	144	139	139
Other	2	2	2
Total	$17,644	$16,219	$14,682
NOTE 5.    VARIABLE INTEREST ENTITIES
We use VIEs to securitize loan receivables and arrange asset-backed financing in the ordinary course of business. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE and we did not provide non-contractual support for previously transferred loan receivables to any VIE in the years ended December 31, 2018 and 2017. Our VIEs are able to accept new loan receivables and arrange new asset-backed financings, consistent with the requirements and limitations on such activities placed on the VIE by existing investors. Once an account has been designated to a VIE, the contractual arrangements we have require all existing and future loan receivables originated under such account to be transferred to the VIE. The amount of loan receivables held by our VIEs in excess of the minimum amount required under the asset-backed financing arrangements with investors may be removed by us under removal of accounts provisions. All loan receivables held by a VIE are subject to claims of third-party investors.
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
The table below summarizes the assets and liabilities of our consolidated securitization VIEs described above.

At December 31 ($ in millions)	2018	2017
Assets
Loan receivables, net(a)	$26,454	$24,990
Other assets(b)	813	62
Total	$27,267	$25,052

Liabilities
Borrowings	$14,439	$12,497
Other liabilities	36	30
Total	$14,475	$12,527
_______________________

(a)	Includes $1.7 billion and $1.4 billion of related allowance for loan losses resulting in gross restricted loans of $28.2 billion and $26.4 billion at December 31, 2018 and 2017, respectively.

(b)
Includes $803 million and $55 million of segregated funds held by the VIEs at December 31, 2018 and 2017, respectively, which are classified as restricted cash and equivalents and included as a component of other assets in our Consolidated Statements of Financial Position.

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
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $5.0 billion, $4.2 billion and $4.5 billion for the years ended December 31, 2018, 2017 and 2016, respectively. Related expenses consisted primarily of provision for loan losses of $1.5 billion, $1.3 billion and $1.0 billion for the years ended December 31, 2018, 2017 and 2016, respectively, and interest expense of $344 million, $263 million and $244 million for the years ended December 31, 2018, 2017 and 2016, respectively. These amounts do not include intercompany transactions, principally fees and interest, which are eliminated in our consolidated financial statements.

NOTE 6.    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill

($ in millions)	2018	2017
Balance at January 1	$991	$949
Acquisitions	33	42
Balance at December 31	$1,024	$991
Intangible Assets Subject to Amortization

	2018			2017
At December 31 ($ in millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related	$1,630	$(803)	$827	$1,242	$(679)	$563
Capitalized software and other	562	(252)	310	368	(182)	186
Total	$2,192	$(1,055)	$1,137	$1,610	$(861)	$749
During the year ended December 31, 2018, we recorded additions to intangible assets subject to amortization of $632 million, primarily related to customer-related intangible assets, as well as capitalized software expenditures.
Customer-related intangible assets primarily relate to retail partner contract acquisitions and extensions, as well as purchased credit card relationships. During the years ended December 31, 2018 and 2017, we recorded additions to customer-related intangible assets subject to amortization of $406 million and $187 million, respectively, primarily related to payments made to acquire and extend certain retail partner relationships. These additions had a weighted average amortizable life of 9 years and 10 years, respectively.
Amortization expense related to retail partner contracts was $125 million, $112 million and $100 million for the years ended December 31, 2018, 2017 and 2016, respectively, and is included as a component of marketing and business development expense in our Consolidated Statements of Earnings. All other amortization expense was $115 million, $84 million and $74 million for the years ended December 31, 2018, 2017 and 2016, respectively, and is included as a component of other expense in our Consolidated Statements of Earnings.
We estimate annual amortization expense for existing intangible assets over the next five calendar years to be as follows:

($ in millions)	2019	2020	2021	2022	2023
Amortization expense	$240	$214	$167	$125	$85

NOTE 7.    DEPOSITS
Deposits

	2018		2017
At December 31 ($ in millions)	Amount	Average rate (a)	Amount	Average rate (a)

Interest-bearing deposits	$63,738	2.0%	$56,276	1.6%
Non-interest-bearing deposits	281	—	212	—
Total deposits	$64,019		$56,488
___________________

(a)	Based on interest expense for the years ended December 31, 2018 and 2017 and average deposits balances.
At December 31, 2018 and 2017, interest-bearing deposits included $20.2 billion and $16.2 billion of certificates of deposit of $100,000 or more, respectively. Of the total certificates of deposit of $100,000 or more, $6.9 billion and $5.3 billion were certificates of deposit of $250,000 or more at December 31, 2018 and 2017, respectively.
At December 31, 2018, our interest-bearing time deposits maturing over the next five years and thereafter were as follows:

($ in millions)	2019	2020	2021	2022	2023	Thereafter
Deposits	$25,298	$9,125	$2,805	$2,457	$1,164	$1,336
The above maturity table excludes $17.9 billion of demand deposits with no defined maturity, of which $16.7 billion are savings accounts. In addition, at December 31, 2018, we had $3.6 billion of broker network deposit sweeps procured through a program arranger who channels brokerage account deposits to us that are also excluded from the above maturity table. Unless extended, the contracts associated with these broker network deposit sweeps will terminate between 2020 and 2025.
NOTE 8.    BORROWINGS

	2018				2017
At December 31 ($ in millions)	Maturity date	Interest Rate	Weighted average interest rate	Outstanding Amount(a)	Outstanding Amount(a)

Borrowings of consolidated securitization entities:
Fixed securitized borrowings	2019 - 2023	1.58% - 3.87%	2.47%	$8,664	$8,347
Floating securitized borrowings	2019 - 2021	3.05% - 3.66%	3.23%	5,775	4,150
Total borrowings of consolidated securitization entities			2.78%	14,439	12,497

Senior unsecured notes:
Synchrony Financial senior unsecured notes:
Fixed senior unsecured notes	2019 - 2027	2.60% - 4.50%	3.59%	7,318	7,310
Floating senior unsecured notes	2020	3.81%	3.81%	250	250

Synchrony Bank senior unsecured notes:
Fixed senior unsecured notes	2021 - 2022	3.00% - 3.65%	3.33%	1,490	742
Floating senior unsecured notes	2020	3.43%	3.43%	499	—
Total senior unsecured notes			3.54%	9,557	8,302

Total borrowings				$23,996	$20,799
___________________

(a)	The amounts presented above for outstanding borrowings include unamortized debt premiums, discounts and issuance costs.

Debt Maturities
The following table summarizes the maturities of the principal amount of our borrowings of consolidated securitization entities and senior unsecured notes over the next five years and thereafter:

($ in millions)	2019	2020	2021	2022	2023	Thereafter
Borrowings	$5,985	$6,575	$5,400	$1,634	$707	$3,750
Senior Unsecured Notes

2018 Issuances ($ in millions):
Issuance Date	Principal Amount	Maturity	Interest Rate
Synchrony Bank
January 2, 2018	$500	2020	Floating rate (three-month LIBOR plus 0.625%)
May 24, 2018	$750	2021	3.650%

Credit Facilities
As additional sources of liquidity, we have undrawn committed capacity under certain credit facilities, primarily related to our securitization programs.
At December 31, 2018, we had an aggregate of $3.9 billion of undrawn committed capacity under our securitization financings, subject to customary borrowing conditions, from private lenders under our securitization programs, and an aggregate of $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders.

NOTE 9.    FAIR VALUE MEASUREMENTS
For a description of how we estimate fair value, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies.
The following tables present our assets and liabilities measured at fair value on a recurring basis.
Recurring Fair Value Measurements

At December 31, 2018 ($ in millions)	Level 1	Level 2	Level 3	Total(a)

Assets
Debt securities
U.S. Government and Federal Agency	$—	$2,888	$—	$2,888
State and municipal	—	—	48	48
Residential mortgage-backed	—	1,139	—	1,139
Asset-backed	—	1,985	—	1,985
U.S. Corporate	—	—	2	2
Other Assets(b)	15	—	13	28
Total	$15	$6,012	$63	$6,090

Liabilities
Contingent consideration	—	—	26	26
Total	$—	$—	$26	$26

At December 31, 2017 ($ in millions)

Assets
Debt securities
U.S. Government and Federal Agency	$—	$2,416	$—	$2,416
State and municipal	—	—	44	44
Residential mortgage-backed	—	1,231	—	1,231
Asset-backed	—	780	—	780
U.S. corporate debt	—	—	2	2
Other Assets(b)	15	—	—	15
Total	$15	$4,427	$46	$4,488
_______________________

(a)	For the years ended December 31, 2018 and 2017, there were no securities transferred between levels.

(b)	Other assets primarily relate to equity investments measured at fair value.

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
Level 3 Fair Value Measurements
Our other Level 3 recurring fair value measurements primarily relate to state and municipal debt instruments, which are valued using non-binding broker quotes or other third-party sources. For a description of our process to evaluate third-party pricing servicers, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies. Our state and municipal debt securities are classified as available-for-sale with changes in fair value included in accumulated other comprehensive income.
The changes in our Level 3 assets and liabilities that are measured on a recurring basis for the years ended December 31, 2018 and 2017 were not material.

Financial Assets and Financial Liabilities Carried at Other than Fair Value

	Carrying	Corresponding fair value amount
At December 31, 2018 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$9,396	$9,396	$9,396	$—	$—
Other assets(b)	$980	$980	$980	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$86,712	$95,305	$—	$—	$95,305

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$64,019	$63,942	$—	$63,942	$—
Borrowings of consolidated securitization entities	$14,439	$14,400	$—	$8,626	$5,774
Senior unsecured notes	$9,557	$9,062	$—	$9,062	$—

	Carrying	Corresponding fair value amount
At December 31, 2017 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$11,602	$11,602	$11,602	$—	$—
Other assets(b)	$215	$215	$215	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$76,373	$85,871	$—	$—	$85,871

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$56,488	$56,754	$—	$56,754	$—
Borrowings of consolidated securitization entities	$12,497	$12,475	$—	$8,323	$4,152
Senior unsecured notes	$8,302	$8,471	$—	$8,471	$—
_______________________

(a)	For cash and equivalents and restricted cash and equivalents, carrying value approximates fair value due to the liquid nature and short maturity of these instruments.

(b)	This balance relates to restricted cash and equivalents, which is included in other assets.

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
At December 31, 2018 and 2017, Synchrony Financial met all applicable requirements to be deemed well-capitalized pursuant to Federal Reserve Board regulations. At December 31, 2018 and 2017, the Bank also met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. There are no conditions or events subsequent to December 31, 2018 that management believes have changed the Company’s or the Bank’s capital category.
The actual capital amounts, ratios and the applicable required minimums of the Company and the Bank are as follows:
Synchrony Financial

At December 31, 2018 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)

Total risk-based capital	$14,013	15.3%	$7,339	8.0%
Tier 1 risk-based capital	$12,801	14.0%	$5,505	6.0%
Tier 1 leverage	$12,801	12.3%	$4,157	4.0%
Common equity Tier 1 Capital	$12,801	14.0%	$4,128	4.5%

At December 31, 2017 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)

Total risk-based capital	$13,954	17.3%	$6,454	8.0%
Tier 1 risk-based capital	$12,890	16.0%	$4,840	6.0%
Tier 1 leverage	$12,890	13.8%	$3,724	4.0%
Common equity Tier 1 Capital	$12,890	16.0%	$3,630	4.5%

Synchrony Bank

At December 31, 2018 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio

Total risk-based capital	$12,258	15.4%	$6,348	8.0%	$7,934	10.0%
Tier 1 risk-based capital	$11,207	14.1%	$4,761	6.0%	$6,348	8.0%
Tier 1 leverage	$11,207	12.4%	$3,612	4.0%	$4,515	5.0%
Common equity Tier 1 Capital	$11,207	14.1%	$3,570	4.5%	$5,157	6.5%

At December 31, 2017 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio

Total risk-based capital	$10,842	16.2%	$5,340	8.0%	$6,675	10.0%
Tier 1 risk-based capital	$9,958	14.9%	$4,005	6.0%	$5,340	8.0%
Tier 1 leverage	$9,958	12.9%	$3,083	4.0%	$3,854	5.0%
Common equity Tier 1 Capital	$9,958	14.9%	$3,004	4.5%	$4,339	6.5%
_______________________

(a)	Capital ratios are calculated based on the Basel III Standardized Approach rules which, at December 31, 2017 included applicable transition provisions.

(b)
At December 31, 2018 and 2017, Synchrony Financial and the Bank also must maintain a capital conservation buffer of common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 1.875 percentage points and 1.25 percentage points, respectively, to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.

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
Savings Plan
Our U.S. employees are eligible to participate in a qualified defined contribution savings plan that allows them to contribute a portion of their pay to the plan on a pre-tax basis. We make employer contributions to the plan equal to 3% of eligible compensation and make matching contributions of up to 4% of eligible compensation. We also provide certain additional contributions to the plan for employees who were participants in GE's pension plan at the time of Synchrony's separation from GE in November 2015 (the “Separation”). The expenses incurred associated with this plan were $74 million, $76 million and $77 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Health and Welfare Benefits
We provide health and welfare benefits to our employees, including health, dental, prescription drug and vision for which we are self-insured. The expenses incurred associated with these benefits were $117 million, $103 million and $99 million for the years ended December 31, 2018, 2017 and 2016, respectively.

GE Benefit Plans and Reimbursement Obligations
Prior to Separation, our employees participated in various GE retirement and retiree health and life insurance benefit plans. Certain of these retirement benefits vested as a result of Separation. Under the terms of the Employee Matters Agreement between us and GE, GE will continue to pay for these benefits and we are obligated to reimburse them. The principal retirement benefits subject to this arrangement are fixed, life-time annuity payments. The estimated liability for our reimbursement obligations to GE for retiree benefits was $176 million and $201 million at December 31, 2018 and 2017, respectively, and is included in other liabilities in our Consolidated Statement of Financial Position.
NOTE 12.    EARNINGS PER SHARE

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the assumed conversion of all dilutive securities.

The following table presents the calculation of basic and diluted earnings per share:

	Years ended December 31,
(in millions, except per share data)	2018	2017	2016
Net earnings	$2,790	$1,935	$2,251

Weighted average common shares outstanding, basic	742.3	795.6	829.2
Effect of dilutive securities	4.6	4.1	2.3
Weighted average common shares outstanding, dilutive	746.9	799.7	831.5

Earnings per basic common share	$3.76	$2.43	$2.71
Earnings per diluted common share	$3.74	$2.42	$2.71
We have issued certain stock based awards under the Synchrony Financial 2014 Long-Term Incentive Plan. A total of 4 million, 3 million and 2 million shares for the years ended December 31, 2018, 2017 and 2016, respectively, related to these awards, were considered anti-dilutive and therefore were excluded from the computation of diluted earnings per share.
NOTE 13.    EQUITY AND OTHER STOCK RELATED INFORMATION
Dividend and Share Repurchases
During the year ended December 31, 2018, 2017 and 2016, we declared and paid cash dividends of $0.72, $0.56 and $0.26 per share of common stock, or $534 million, $446 million and $214 million, respectively.
In 2018, we completed our 2017 share repurchase program and on May 18, 2018, the Board of Directors approved a share repurchase program of up to $2.2 billion of our outstanding shares of common stock through June 30, 2019. During the year ended December 31, 2018, the Company repurchased an aggregate of 54.7 million shares of our common stock for $1.9 billion under both programs. We made and expect to continue to make share repurchases subject to market conditions and other factors, including legal and regulatory restrictions and required approvals.

Synchrony Financial Incentive Programs
We have established the Synchrony Financial 2014 Long-Term Incentive Plan, which we refer to as the “Incentive Plan.” The Incentive Plan permits us to issue stock-based, stock-denominated and other awards to officers, employees, consultants and non-employee directors providing services to the Company and our participating affiliates. Available awards under the Incentive Plan include stock options and stock appreciation rights (“SARs”), restricted stock and restricted stock units (“RSUs”), performance awards and other awards valued in whole or in part by reference to or otherwise based on our common stock (other stock-based awards), and dividend equivalents. A total of 45.1 million shares of our common stock (including authorized and unissued shares) are available for granting awards under the Incentive Plan.
During 2018, all outstanding RSUs and stock options issued to certain employees in connection with our IPO fully vested. Our annual grants of RSUs and stock options generally vest 20% annually, starting with the first anniversary of the award date, provided that the employee has remained continuously employed by the Company through such vesting date. Each RSU is convertible into one share of Synchrony Financial common stock.
The total compensation expense recorded for these awards was not material for all periods presented. At December 31, 2018, there were 4.2 million RSUs unvested and 9.7 million stock options issued and outstanding and $89 million of total unrecognized compensation cost related to these awards, which is expected to be amortized over a weighted average period of 2.8 years.
NOTE 14.    INCOME TAXES
Earnings before Provision for Income Taxes

For the years ended December 31 ($ in millions)	2018	2017	2016
U.S.	$3,628	$3,334	$3,545
Non-U.S.	16	(10)	25
Earnings before provision for income taxes	$3,644	$3,324	$3,570
Provision for Income Taxes

For the years ended December 31 ($ in millions)	2018	2017	2016
Current provision for income taxes
U.S. Federal	$775	$900	$829
U.S. state and local	115	92	86
Non-U.S.	17	12	15
Total current provision for income taxes	907	1,004	930

Deferred (benefit) provision for income taxes
U.S. Federal	(55)	367	357
U.S. state and local	(7)	20	33
Non-U.S.	9	(2)	(1)
Deferred (benefit) provision for income taxes	(53)	385	389
Total provision for income taxes	$854	$1,389	$1,319

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

Tax Reform
On December 22, 2017, the Tax Act was signed into law. The Tax Act significantly revised the U.S. income tax laws, which impacted our year ended December 31, 2017, including lowering the corporate income tax rate from 35% to 21% effective January 1, 2018. We recognized additional discrete tax expense of $160 million for the year ended December 31, 2017, primarily due to the remeasurement of our net deferred tax asset following enactment of the Tax Act.
Reconciliation of Our Effective Tax Rate to the U.S. Federal Statutory Income Tax Rate

For the years ended December 31	2018	2017	2016
U.S. federal statutory income tax rate	21.0%	35.0%	35.0%
U.S. state and local income taxes, net of federal benefit	2.4	2.2	2.2
Tax Act enactment	—	4.8	—
All other, net	—	(0.2)	(0.3)
Effective tax rate	23.4%	41.8%	36.9%

Significant Components of Our Net Deferred Income Taxes

At December 31 ($ in millions)	2018	2017
Assets
Allowance for loan losses	$1,588	$1,381
Compensation and employee benefits	110	95
Other assets	113	90
Total deferred income tax assets before valuation allowance	1,811	1,566
Valuation allowance	—	—
Total deferred income tax assets	$1,811	$1,566

Liabilities
Original issue discount	$(1,198)	$(1,053)
Goodwill and identifiable intangibles	(187)	(141)
Other liabilities	(133)	(120)
Total deferred income tax liabilities	(1,518)	(1,314)
Net deferred income tax assets	$293	$252
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
For periods prior to Separation, we filed tax returns on a consolidated basis with GE and are under continuous examination by the IRS and the tax authorities of various states as part of their audit of GE’s tax returns. The IRS is currently auditing GE's consolidated U.S. income tax returns for 2012 through 2015.

Unrecognized Tax Benefits

Reconciliation of Unrecognized Tax Benefits

($ in millions)	2018	2017
Balance at January 1	$255	$150
Additions:
Tax positions of the current year	85	99
Tax positions of prior years	3	16
Reductions:
Prior year tax positions	(64)	(4)
Settlements with tax authorities	(3)	—
Expiration of the statute of limitation	(25)	(6)
Balance at December 31	$251	$255
Portion of balance that, if recognized, would impact the effective income tax rate	$164	$173
The amount of unrecognized tax benefits that is reasonably possible to be resolved in the next twelve months is expected to be $86 million, of which, $27 million, if recognized, would reduce the company’s tax expense and effective tax rate. Included in the $86 million of unrecognized benefits are certain temporary differences that would not affect the effective tax rate if they were recognized in the Consolidated Statement of Earnings.
Additionally, there are unrecognized tax benefits of $29 million and $30 million for the years ended December 31, 2018 and 2017, respectively, that are included in the tabular reconciliation above but recorded in the Consolidated Statement of Financial Position as a reduction of the related deferred tax asset for net operating losses.
Interest expense and penalties related to income tax liabilities recognized in our Consolidated Statements of Earnings were not material for all periods presented.
In addition to the audits of GE's tax returns, we are under examination in various states going back to 2011. We believe that there are no issues or claims that are likely to significantly impact our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties that could result from such examinations.

NOTE 15.     PARENT COMPANY FINANCIAL INFORMATION
The following tables present parent company financial statements for Synchrony Financial. At December 31, 2018, restricted net assets of our subsidiaries were $12.8 billion.
Condensed Statements of Earnings

For the years ended December 31 ($ in millions)	2018	2017	2016
Interest income:
Interest income from subsidiaries	$220	$125	$65
Interest on debt securities	20	23	13
Total interest income	240	148	78
Interest expense:
Interest on third-party debt	287	268	277
Total interest expense	287	268	277
Net interest income	(47)	(120)	(199)
Dividends from bank subsidiaries	950	1,040	320
Dividends from nonbank subsidiaries	318	1,133	2,290
Other income	115	91	90
Other expense	120	115	141
Earnings before benefit from income taxes	1,216	2,029	2,360
Benefit from income taxes	(8)	(89)	(77)
Equity in undistributed net earnings of subsidiaries	1,566	(183)	(186)
Net earnings	$2,790	$1,935	$2,251

Comprehensive income	$2,792	$1,924	$2,239

Condensed Statements of Financial Position

At December 31 ($ in millions)	2018	2017
Assets
Cash and equivalents	$3,356	$1,975
Debt securities	869	1,687
Investments in and amounts due from subsidiaries(a)	18,566	18,655
Goodwill	17	17
Other assets	89	172
Total assets	$22,897	$22,506

Liabilities and Equity
Amounts due to subsidiaries	$184	$260
Senior unsecured notes	7,568	7,560
Accrued expenses and other liabilities	467	452
Total liabilities	8,219	8,272
Equity:
Total equity	14,678	14,234
Total liabilities and equity	$22,897	$22,506
_____________

(a)	Includes investments in and amounts due from bank subsidiaries of $13.1 billion and $12.3 billion at December 31, 2018 and 2017, respectively.

Condensed Statements of Cash Flows

For the years ended December 31 ($ in millions)	2018	2017	2016
Cash flows - operating activities
Net earnings	$2,790	$1,935	$2,251
Adjustments to reconcile net earnings to cash provided from operating activities
Deferred income taxes	8	(43)	9
(Increase) decrease in other assets	106	18	95
Increase (decrease) in accrued expenses and other liabilities	6	(38)	34
Equity in undistributed net earnings of subsidiaries	(1,566)	183	186
All other operating activities	66	53	72
Cash provided from (used for) operating activities	1,410	2,108	2,647

Cash flows - investing activities
Net (increase) decrease in investments in and amounts due from subsidiaries	1,687	(947)	(1,641)
Maturity and sales of debt securities	1,493	1,914	1,249
Purchases of debt securities	(681)	(1,402)	(1,452)
All other investing activities	(94)	(45)	(3)
Cash provided from (used for) investing activities	2,405	(480)	(1,847)

Cash flows - financing activities
Third-party debt
Proceeds from issuance of third-party debt	—	991	1,193
Maturities and repayment of third-party debt	—	(1,200)	(4,151)
Purchases of treasury stock	(1,868)	(1,497)	(476)
Dividends paid on common stock	(534)	(446)	(214)
Increase (decrease) in amounts due to subsidiaries	(4)	27	21
All other financing activities	(28)	(2)	—
Cash provided from (used for) financing activities	(2,434)	(2,127)	(3,627)

Increase (decrease) in cash and equivalents	1,381	(499)	(2,827)
Cash and equivalents at beginning of year	1,975	2,474	5,301
Cash and equivalents at end of year	$3,356	$1,975	$2,474
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

On November 2, 2018, a putative class action lawsuit, Retail Wholesale Department Store Union Local 338 Retirement Fund v. Synchrony Financial, et al., was filed in the U.S. District Court for the District of Connecticut, naming as defendants the Company and two of its officers. The lawsuit asserts violations of the Exchange Act for allegedly making materially misleading statements and/or omitting material information concerning the Company’s underwriting practices and private-label card business, and was filed on behalf of a putative class of persons who purchased or otherwise acquired the Company’s common stock between October 21, 2016 and November 1, 2018. The complaint seeks an award of unspecified compensatory damages, costs and expenses.
On January 28, 2019, a purported shareholder derivative action, Gilbert v. Keane, et al., was filed in the U.S. District Court for the District of Connecticut against the Company as a nominal defendant, and certain of the Company’s officers and directors. The lawsuit alleges breach of fiduciary duty claims based on the allegations raised by the plaintiff in the Retail Wholesale class action, unjust enrichment, waste of corporate assets, and that the defendants made materially misleading statements and/or omitted material information in violation of the Exchange Act.  The complaint seeks a declaration that the defendants breached and/or aided and abetted the breach of their fiduciary duties to the Company, unspecified monetary damages with interest, restitution, a direction that the defendants take all necessary actions to reform and improve corporate governance and internal procedures, and attorneys’ and experts’ fees.
NOTE 17.    SUBSEQUENT EVENTS
On January 23, 2019, we announced our agreement to sell the outstanding loan receivables related to our Walmart program agreement. The sale of the portfolio, which is subject to customary closing conditions, is expected to be completed either late in the third quarter, or early in the fourth quarter, of 2019. Beginning in the first quarter of 2019, we will present these loan receivables as loan receivables held for sale on our Consolidated Statement of Financial Position and recognize the associated adjustments to allowance for loan losses as a reduction to Provision for Loan Losses in our Consolidated Statement of Earnings in the first quarter of 2019.
NOTE 18.    SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarterly Periods Ended
($ in millions)	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Interest income	$4,876	$4,694	$4,174	$4,244	$4,291	$4,233	$3,970	$3,913
Interest expense	543	488	437	402	375	357	333	326
Net interest income	4,333	4,206	3,737	3,842	3,916	3,876	3,637	3,587
Earnings before provision for income taxes	1,012	893	892	847	875	879	788	782
Provision for income taxes	229	222	196	207	490	324	292	283
Net earnings	$783	$671	$696	$640	$385	$555	$496	$499
Earnings per share
Basic	$1.09	$0.91	$0.93	$0.84	$0.49	$0.70	$0.62	$0.61
Diluted	$1.09	$0.91	$0.92	$0.83	$0.49	$0.70	$0.61	$0.61

Controls and Procedures
____________________________________________________________________________________________
Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), and based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.
Changes in Internal Control Over Financial Reporting

No change in internal control over financial reporting occurred during the fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 and has concluded that such internal control over financial reporting is effective. There are no material weaknesses in the Company’s internal control over financial reporting that have been identified by the Company’s management.
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2018 and has also issued an audit report, which is included in "Consolidated Financial Statements and Supplementary Data” of this Form 10-K Report, on internal control over financial reporting as of December 31, 2018 under Auditing Standard No. 2201 of the Public Company Accounting Oversight Board (“PCAOB”).

OTHER KEY INFORMATION
Properties
____________________________________________________________________________________________
Facilities
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
The table below sets out selected information on our principal facilities.

Location	Owned/Leased
Corporate Headquarters:
Stamford, CT	Leased

Bank Headquarters:
Draper, UT	Leased

Payment Processing Centers:
Atlanta, GA	Leased
Longwood, FL	Leased

Customer Service Centers:
Altamonte Springs, FL	Leased
Canton, OH	Leased
Charlotte, NC	Leased
Hyderabad, India	Leased
Kettering, OH	Leased
Manila, Philippines (2)	Leased
Cebu, Philippines	Leased
Merriam, KS	Owned
Phoenix, AZ	Leased
Rapid City, SD	Leased
San Juan, PR	Leased

Other Support Centers:
Alpharetta, GA (2)	Leased
Bellevue, WA	Leased
Bentonville, AR	Leased
Champaign, IL	Leased
Chicago, IL (2)	Leased
Costa Mesa, CA	Leased
Frisco, TX	Leased
Menlo Park, CA	Leased
New York, NY	Leased
San Francisco, CA	Leased
St. Paul, MN	Leased
Walnut Creek, CA	Leased

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
____________________________________________________________________________________________
Market Information
Our common stock trades on the New York Stock Exchange under the symbol “SYF.”
The following table reflects the cash dividends we declared for the periods indicated.

Cash dividends declared
($ in dollars)
2018
Fourth quarter	$0.21
Third quarter	$0.21
Second quarter	$0.15
First quarter	$0.15

2017
Fourth quarter	$0.15
Third quarter	$0.15
Second quarter	$0.13
First quarter	$0.13
Holders
At February 11, 2019, the approximate number of holders of record of common stock was 2,733.
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
As a savings and loan holding company, our ability to pay dividends to our stockholders or to repurchase our stock is subject to regulation by the Federal Reserve Board. In addition, as a holding company, we rely significantly on dividends, distributions and other payments from the Bank to fund dividends to our stockholders. The ability of the Bank to make dividends and other distributions and payments to us is subject to regulation by the OCC and the Federal Reserve Board. See “Regulation—Risk Factors Relating to Regulation—Failure by Synchrony and the Bank to meet applicable capital adequacy and liquidity requirements could have a material adverse effect on us” and “—We are subject to restrictions that limit our ability to pay dividends and repurchase our common stock; the Bank is subject to restrictions that limit its ability to pay dividends to us, which could limit our ability to pay dividends, repurchase our common stock or make payments on our indebtedness.”

Performance Graph
The following graph compares the cumulative total stockholders return (rounded to the nearest whole dollar) of the Company's common stock, the S&P 500 Stock Index and the S&P 500 Financials Index for the period from July 31, 2014 through December 31, 2018. The graph assumes an initial investment of $100 on July 31, 2014, the date the Company began trading on the NYSE following the IPO. The cumulative returns for the Company's common stock and financial indices assume full reinvestment of dividends. This graph does not forecast future performance of the Company's common stock.

$180.00
$170.00
$160.00
$150.00
$140.00
$130.00
$120.00
$110.00
$100.00
$90.00
7/31/2014
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
Synchrony Financial
S&P 500
S&P 500 Financials

	July 31, 2014	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018
Synchrony Financial	$100.00	$129.35	$132.22	$159.07	$172.39	$107.21
S&P 500	$100.00	$107.60	$109.09	$122.14	$148.80	$142.28
S&P 500 Financials	$100.00	$111.35	$109.65	$134.65	$164.52	$143.08

Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock primarily related to our share repurchase program that were made by us or on our behalf during the three months ended December 31, 2018.

($ in millions, except per share data)	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Program(c)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program(b)

October 1 - 31, 2018	4,249	$31.39	—	$953.0
November 1 - 30, 2018	—	$—	—	$953.0
December 1 - 31, 2018	3	$23.76	—	$953.0

Total	4,252	$31.39	—	$953.0

_______________________

(a)
Includes 4,249 shares, 0 shares and 3 shares withheld in October, November and December, respectively, to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock awards or upon the exercise of stock options.

(b)	Amounts exclude commission costs.

(c)	On May 17, 2018, the Board of Directors approved the 2018 Share Repurchase Program.

Exhibits and Financial Statement Schedules
____________________________________________________________________________________________

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

4.6
Seventh Supplemental Indenture, dated as of December 1, 2017, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on December 1, 2017)

4.7	Form of 2.700% Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on February 2, 2015)
4.8	Form of Floating Rate Senior Notes due 2020 (incorporated by reference to Exhibit 4.3 of Form 8-K filed by Synchrony Financial on February 2, 2015)

4.9	Form of 4.500% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on July 23, 2015)
4.10	Form of 3.700% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on August 4, 2016)
4.11	Form of 3.950% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on December 1, 2017)
4.12	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 333-194528))
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

10.4
Employee Matters Agreement, dated as of August 5, 2014, by and among General Electric Company, General Electric Capital Corporation and Synchrony Financial (incorporated by reference to Exhibit 10.4 of Form 8-K filed by Synchrony Financial on August 11, 2014)

10.5
Transitional Trademark License Agreement, dated as of August 5, 2014, by and between GE Capital Registry, Inc. and Synchrony Financial (incorporated by reference to Exhibit 10.5 of Form 8-K filed by Synchrony Financial on August 11, 2014)

10.6
Intellectual Property Cross License Agreement, dated as of August 5, 2014, by and between General Electric Company and General Electric Capital Corporation, on the one hand, and Synchrony Financial, on the other hand (incorporated by reference to Exhibit 10.6 of Form 8-K filed by Synchrony Financial on August 11, 2014)

10.7
Credit Agreement, dated as of July 30, 2014, among Synchrony Financial, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other Lenders party thereto (incorporated by reference to Exhibit 1.1 of Amendment No. 8 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.8
Amendment No. 1 to Credit Agreement, dated October 1, 2014, by and among Synchrony Financial, the Lenders party thereto and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to Form 8-K filed by Synchrony Financial on October 6, 2014)

10.9+
Form of agreement for awards under Synchrony 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.10+
Form of agreement for awards of Performance Share Units under Synchrony 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed by Synchrony Financial on April 28, 2016)

10.11
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

10.12
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

10.13
Second Amendment to Master Indenture, dated as of June 17, 2004, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on July 2, 2004)

10.14
Third Amendment to Master Indenture, dated as of August 31, 2006, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on September 5, 2006)

10.15
Fourth Amendment to Master Indenture, dated as of June 28, 2007, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

10.16
Fifth Amendment to Master Indenture, dated as of May 22, 2008, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

10.17
Sixth Amendment to Master Indenture, dated as of August 7, 2009, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on August 7, 2009)

10.18
Seventh Amendment to Master Indenture, dated as of January 21, 2014, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on January 21, 2014)

10.19
Eighth Amendment to Master Indenture and Omnibus Supplement to Specified Indenture Supplements, dated as of March 11, 2014, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 14, 2014)

10.20
Ninth Amendment to Master Indenture, dated as of November 24, 2015, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 25, 2015)

10.21
Tenth Amendment to Master Indenture, dated as of March 3, 2016, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 7, 2016)

10.22
Eleventh Amendment to Master Indenture, dated as of April 21, 2017, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on April 26, 2017)

10.23
Second Omnibus Supplement to Specified Indenture Supplements, dated as of April 21, 2017, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.6 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on April 26, 2017)

10.24
Form of Indenture Supplement, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.8 of Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 16, 2012 (333-181466))

10.25
Form of Indenture Supplement, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.12 of Form SF-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 30, 2015 (333-206176))

10.26
Form of VFN Indenture Supplement, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.24 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.27
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

10.29
First Amendment to Trust Agreement, dated as of January 21, 2014, between RFS Holding, L.L.C. and BNY Mellon Trust of Delaware (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Master Note Trust and RFS Holding, L.L.C. on January 21, 2014)

10.30
Second Amendment to Trust Agreement, dated as of September 8, 2014, between RFS Holding, L.L.C. and BNY Mellon Trust of Delaware (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Master Note Trust and RFS Holding, L.L.C. on September 11, 2014)

10.31
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

10.44
Twelfth Amendment to Receivables Sale Agreement, dated as of April 21, 2017 between Synchrony Bank (formerly known as GE Capital Retail Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on April 26, 2017)

10.45
Thirteenth Amendment to Receivables Sale Agreement, dated as of May 31, 2017 between Synchrony Bank (formerly known as GE Capital Retail Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on June 2, 2017)

10.46
Transfer Agreement, dated as of September 25, 2003, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.12 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.47
Second Amendment to Transfer Agreement, dated as of June 17, 2004, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on July 2, 2004)

10.48
Third Amendment to Transfer Agreement, dated as of November 21, 2004, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 24, 2004)

10.49
Fourth Amendment to Transfer Agreement, dated as of August 31, 2006, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on September 5, 2006)

10.50
Fifth Amendment to Transfer Agreement, dated as of December 21, 2006, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 21, 2006)

10.51
Sixth Amendment to Transfer Agreement, dated as of May 21, 2008, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

10.52
Reassignment of Receivables in Removed Accounts and Seventh Amendment to Transfer Agreement, dated as of December 29, 2008, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 30, 2008)

10.53
Reassignment No. 4 of Receivables in Removed Accounts and Eighth Amendment to Transfer Agreement, dated as of February 26, 2009, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on February 26, 2009)

10.54
Ninth Amendment to Transfer Agreement, dated as of March 31, 2010, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 31, 2010)

10.55
Tenth Amendment to Transfer Agreement, dated as of March 20, 2012, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 21, 2012)

10.56
Eleventh Amendment to Transfer Agreement, dated as of March 3, 2016, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 7, 2016)

10.57
Twelfth Amendment to Transfer Agreement, dated as of February 23, 2017, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on February 28, 2017)

10.58
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

10.69
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

10.70
Asset Representations Review Agreement, dated as of March 4, 2016, among Synchrony Bank, RFS Holding, L.L.C., Synchrony Credit Card Master Note Trust, Synchrony Financial and Clayton Fixed Income Services LLC (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 7, 2016)

10.71
First Amendment to Administration Agreement, dated as of May 4, 2009, between Synchrony Credit Card Master Note Trust and General Electric Capital Corporation (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 6, 2009)

10.72
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

10.77†
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

10.85
First Amendment to Transfer Agreement, dated as of September 19, 2012, between GE Sales Finance Holding, L.L.C. and GE Sales Finance Master Trust (incorporated by reference to Exhibit 10.68 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.86
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

10.90
Form of Indemnification Agreement for directors, executive officers and key employees (incorporated by reference to Exhibit 10.89 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.91+
Synchrony Financial Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.91 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 33-194528))

10.92+	Form of Synchrony Financial Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Synchrony Financial on September 22, 2014)
10.93+	First Amendment to the Synchrony Financial Deferred Compensation Plan (incorporated by reference to Exhibit 10.109 to 2014 Annual Report on Form 10-K filed by Synchrony Financial on February 23, 2015)
10.94+	Form of Restricted Stock Unit and Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.2 to Form 8-K filed by Synchrony Financial on September 22, 2014)
10.95+	Form of Synchrony Financial Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Synchrony Financial on December 12, 2014)
10.96+	Form of Synchrony Financial Amended and Restated Restoration Plan (incorporated by reference to Exhibit 10.3 to Form 10-Q filed by Synchrony Financial on July 28, 2017)
10.97+	Synchrony Financial Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by Synchrony Financial on July 28, 2017)

10.98+	First Amendment to the Synchrony Financial Restoration Plan (incorporated by reference to Exhibit 10.118 to 2015 Annual Report on Form 10-K filed by Synchrony Financial on February 25, 2016)
10.99+	Second Amendment to the Synchrony Financial Restoration Plan (incorporated by reference to Exhibit 10.119 to 2015 Annual Report on Form 10-K filed by Synchrony Financial on February 25, 2016)
10.100+	Form of Synchrony Financial Change in Control Severance Plan (incorporated by reference to Exhibit 10.3 to Form 8-K filed by Synchrony Financial on May 27, 2015)
10.101+	Synchrony Financial Amended and Restated 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by Synchrony Financial on July 28, 2017)
10.102†
Services Agreement, dated as of September 15, 2015, between Retail Finance Servicing, LLC and First Data Resources, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Synchrony Financial on September 15, 2015)

10.103
Letter, dated as of October 19, 2015, delivered by General Electric Capital Corporation and acknowledged and agreed to by General Electric Company and Synchrony Financial(incorporated by reference to Exhibit 10.116 of Form S-4 Registration Statement filed by Synchrony Financial on October 19, 2015 (No. 333-207479))

10.104+
Amended and Restated form of agreement for awards of Restricted Stock Units and Non-Qualified Stock Options under Synchrony 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by Synchrony Financial on April 26, 2018)

10.105+
Amended and Restated form of agreement for awards of Performance Share Units under Synchrony 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by Synchrony Financial on April 26, 2018)

10.106+
Form of agreement for awards of Restricted Stock Units under Synchrony 2014 Long-Term Incentive Plan to directors of Synchrony Financial (incorporated by reference to Exhibit 10.3 to Form 10-Q filed by Synchrony Financial on April 26, 2018)

10.107+	Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.4 to Form 10-Q filed by Synchrony Financial on April 26, 2018)
10.108
Amended and Restated Master Indenture, dated as of May 1, 2018, between Synchrony Card Issuance Trust, as Issuer and The Bank of New York Mellon, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form SF-3 Registration Statement filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 4, 2018 (No. 333-224689 and 333-224689-01))

10.109
Form of Class A Terms Document, between Synchrony Card Issuance Trust and The Bank of New York Mellon (incorporated by reference to Exhibit 4.3 of Form SF-3 Registration Statement filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 4, 2018 (No. 333-224689 and 333-224689-01))

10.110
Form of Class B Terms Document, between Synchrony Card Issuance Trust and The Bank of New York Mellon (incorporated by reference to Exhibit 4.4 of Form SF-3 Registration Statement filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 4, 2018 (No. 333-224689 and 333-224689-01))

10.111
Form of Class C Terms Document, between Synchrony Card Issuance Trust and The Bank of New York Mellon (incorporated by reference to Exhibit 4.5 of Form SF-3 Registration Statement filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 4, 2018 (No. 333-224689 and 333-224689-01))

10.112
Form of Class D Terms Document, between Synchrony Card Issuance Trust and The Bank of New York Mellon (incorporated by reference to Exhibit 4.6 of Form SF-3 Registration Statement filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 4, 2018 (No. 333-224689 and 333-224689-01))

10.113
Amended and Restated Trust Agreement, among Synchrony Card Funding, LLC, Citibank, N.A. and Citicorp Trust Delaware, National Association (incorporated by reference to Exhibit 4.7 of Form SF-3 Registration Statement filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 4, 2018 (No. 333-224689 and 333-224689-01))

10.114
Custody and Control Agreement, dated as of November 17, 2017, by and among The Bank of New York Mellon, in its capacity as Custodian and in its capacity as Indenture Trustee, and Synchrony Card Issuance Trust (incorporated by reference to Exhibit 4.8 of Form SF-3 Registration Statement filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 4, 2018 (No. 333-224689 and 333-224689-01))

10.115
Amended and Restated Receivables Sale Agreement, dated as of May 1, 2018, between Synchrony Bank and Synchrony Card Funding, LLC (incorporated by reference to Exhibit 4.9 of Form SF-3 Registration Statement filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 4, 2018 (No. 333-224689 and 333-224689-01))

10.116
Amended and Restated Transfer Agreement, dated as of May 1, 2018, between Synchrony Card Funding, LLC and Synchrony Card Issuance Trust (incorporated by reference to Exhibit 4.10 of Form SF-3 Registration Statement filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 4, 2018 (No. 333-224689 and 333-224689-01))

10.117
Amended and Restated Servicing Agreement, dated as of May 1, 2018, between Synchrony Card Issuance Trust and Synchrony Bank (incorporated by reference to Exhibit 4.11 of Form SF-3 Registration Statement filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 4, 2018 (No. 333-224689 and 333-224689-01))

10.118
Form of Risk Retention Agreement, among Synchrony Bank, Synchrony Card Funding, LLC and Synchrony Card Issuance Trust (incorporated by reference to Exhibit 4.12 of Form SF-3 Registration Statement filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 4, 2018 (No. 333-224689 and 333-224689-01))

10.119
Administration Agreement, dated as of November 30, 2017, between Synchrony Card Issuance Trust and Synchrony Bank (incorporated by reference to Exhibit 4.13 of Form SF-3 Registration Statement filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 4, 2018 (No. 333-224689 and 333-224689-01))

10.120
Asset Representations Review Agreement, dated as of August 15, 2018, among Synchrony Bank, Synchrony Card Funding, LLC, Synchrony Card Issuance Trust and Clayton Fixed Income Services LLC (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on August 20, 2018)

10.121
Synchrony Series Indenture Supplement, dated as of September 26, 2018, between Synchrony Card Issuance Trust and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on October 2, 2018)

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
101
The following materials from Synchrony Financial’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Earnings for the years ended December 31, 2018, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (iii) Consolidated Statements of Financial Position at December 31, 2018 and 2017, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2018, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements

______________________

*	Filed electronically herewith.

†	Confidential treatment granted to certain portions, which portions have been provided separately to the Securities and Exchange Commission.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(b) of this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2018, to be signed on its behalf by the undersigned, and in the capacity indicated, thereunto duly authorized in the City of Stamford and State of Connecticut on the 15th day of February 2019.

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

Signature	Title	Date

/s/ Margaret M. Keane	Principal Executive Officer Director	February 15, 2019
Margaret M. Keane Director, President and Chief Executive Officer

/s/ Brian D. Doubles	Principal Financial Officer	February 15, 2019
Brian D. Doubles Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

/s/ David P. Melito	Principal Accounting Officer	February 15, 2019
David P. Melito Senior Vice President and Controller

/s/ Paget L. Alves	Director	February 15, 2019
Paget L. Alves

/s/ Arthur W. Coviello, Jr.	Director	February 15, 2019
Arthur W. Coviello, Jr.

/s/ William W. Graylin	Director	February 15, 2019
William W. Graylin

/s/ Roy A. Guthrie	Director	February 15, 2019
Roy A. Guthrie

/s/ Richard C. Hartnack	Director	February 15, 2019
Richard C. Hartnack

/s/ Jeffrey G. Naylor	Director	February 15, 2019
Jeffrey G. Naylor

/s/ Laurel J. Richie	Director	February 15, 2019
Laurel J. Richie

/s/ Olympia J. Snowe	Director	February 15, 2019
Olympia J. Snowe

/s/ Ellen M. Zane	Director	February 15, 2019
Ellen M. Zane