Form 10-Q
period 2019-03-31
Synchrony Financial
filed 2019-04-25
CIK 1601712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 22, 2019 was 689,316,399.

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
For a description of certain other terms we use, including “active account” and “purchase volume,” see the notes to “Management’s Discussion and Analysis—Results of Operations—Other Financial and Statistical Data” in our Annual Report on Form 10-K for the year ended December 31, 2018 (our “2018 Form 10-K”). There is no standard industry definition for many of these terms, and other companies may define them differently than we do.

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
Forward-looking statements are based on management’s current expectations and assumptions, and are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, actual results could differ materially from those indicated in these forward-looking statements. Factors that could cause actual results to differ materially include global political, economic, business, competitive, market, regulatory and other factors and risks, such as: the impact of macroeconomic conditions and whether industry trends we have identified develop as anticipated; retaining existing partners and attracting new partners, concentration of our revenue in a small number of Retail Card partners, promotion and support of our products by our partners, and financial performance of our partners; cyber-attacks or other security breaches; higher borrowing costs and adverse financial market conditions impacting our funding and liquidity, and any reduction in our credit ratings; our ability to grow our deposits in the future; our ability to securitize our loan receivables, occurrence of an early amortization of our securitization facilities, loss of the right to service or subservice our securitized loan receivables, and lower payment rates on our securitized loan receivables; changes in market interest rates and the impact of any margin compression; effectiveness of our risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, our ability to manage our credit risk, the sufficiency of our allowance for loan losses and the accuracy of the assumptions or estimates used in preparing our financial statements; our ability to offset increases in our costs in retailer share arrangements; competition in the consumer finance industry; our concentration in the U.S. consumer credit market; our ability to successfully develop and commercialize new or enhanced products and services; our ability to realize the value of acquisitions and strategic investments; reductions in interchange fees; fraudulent activity; failure of third-parties to provide various services that are important to our operations; disruptions in the operations of our computer systems and data centers; international risks and compliance and regulatory risks and costs associated with international operations; alleged infringement of intellectual property rights of others and our ability to protect our intellectual property; litigation and regulatory actions; damage to our reputation; our ability to attract, retain and motivate key officers and employees; tax legislation initiatives or challenges to our tax positions and/or interpretations, and state sales tax rules and regulations; a material indemnification obligation to GE under the Tax Sharing and Separation Agreement with GE if we cause the split-off from GE or certain preliminary transactions to fail to qualify for tax-free treatment or in the case of certain significant transfers of our stock following the split-off; regulation, supervision, examination and enforcement of our business by governmental authorities, the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and other legislative and regulatory developments and the impact of the Consumer Financial Protection Bureau's (the “CFPB”) regulation of our business; impact of capital adequacy rules and liquidity requirements; restrictions that limit our ability to pay dividends and repurchase our common stock, and restrictions that limit the Bank’s ability to pay dividends to us; regulations relating to privacy, information security and data protection; use of third-party vendors and ongoing third-party business relationships; and failure to comply with anti-money laundering and anti-terrorism financing laws.
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this report and in our public filings, including under the heading “Risk Factors Relating to Our Business” in our 2018 Form 10-K. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties, or potentially inaccurate assumptions that could cause our current expectations or beliefs to change. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by the federal securities laws.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report and in our 2018 Form 10-K. The discussion below contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations. See “Cautionary Note Regarding Forward-Looking Statements.”
Introduction and Business Overview
____________________________________________________________________________________________
We are a premier consumer financial services company delivering customized financing programs across key industries including retail, health, auto, travel and home, along with award-winning consumer banking products. We provide a range of credit products through our financing programs which we have established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” For the three months ended March 31, 2019, we financed $32.5 billion of purchase volume, and had 77.1 million average active accounts, and at March 31, 2019, we had $80.4 billion of loan receivables.
We offer our credit products primarily through our wholly-owned subsidiary, the Bank. In addition, through the Bank, we offer, directly to retail and commercial customers, a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”), including certificates of deposit, individual retirement accounts (“IRAs”), money market accounts and savings accounts. We also take deposits at the Bank through third-party securities brokerage firms that offer our FDIC-insured deposit products to their customers. We have significantly expanded our online direct banking operations in recent years and our deposit base serves as a source of stable and diversified low cost funding for our credit activities. At March 31, 2019, we had $64.1 billion in deposits, which represented 75% of our total funding sources.
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
Beginning in the first quarter of 2019, our oil and gas retail credit programs, previously reported within our Retail Card sales platform, are now reported within our Payment Solutions sales platform. Payment Solutions now includes a broad range of automotive-related credit programs, comprising of these retail partners, our Synchrony Car Care program network and other automotive partners. We have recast all prior-period reported metrics for our Retail Card and Payment Solutions sales platforms to conform to the current-period presentation.

Retail Card
Retail Card is a leading provider of private label credit cards, and also provides Dual Cards, general purpose co-branded credit cards and small- and medium-sized business credit products. We offer one or more of these products primarily through 24 national and regional retailers with which we have ongoing program agreements. The average length of our relationship with these Retail Card partners is 22 years. Retail Card’s revenue primarily consists of interest and fees on our loan receivables. Other income primarily consists of interchange fees earned when our Dual Card or general purpose co-branded credit cards are used outside of our partners' sales channels and fees paid to us by customers who purchase our debt cancellation products, less loyalty program payments. In addition, the majority of our retailer share arrangements, which generally provide for payment to our partner if the economic performance of the program exceeds a contractually-defined threshold, are with partners in the Retail Card sales platform. Substantially all of the credit extended in this platform is on standard terms.
Payment Solutions
Payment Solutions is a leading provider of promotional financing for major consumer purchases, offering consumer choice for financing at the point of sale, including primarily private label credit cards, Dual Cards and installment loans. Payment Solutions offers these products through participating partners consisting of national and regional retailers, local merchants, manufacturers, buying groups and industry associations. Substantially all of the credit extended in this platform, other than for our oil and gas retail partners, is promotional financing. Payment Solutions’ revenue primarily consists of interest and fees on our loan receivables, including “merchant discounts,” which are fees paid to us by our partners in almost all cases to compensate us for all or part of foregone interest income associated with promotional financing.
CareCredit
CareCredit is a leading provider of promotional financing to consumers for health, veterinary and personal care procedures, services or products. We have a network of CareCredit providers and health-focused retailers, the vast majority of which are individual or small groups of independent healthcare providers, through which we offer a CareCredit branded private label credit card and our CareCredit Dual Card offering. Substantially all of the credit extended in this platform is promotional financing. CareCredit’s revenue primarily consists of interest and fees on our loan receivables, including merchant discounts.

Our Credit Products
____________________________________________________________________________________________
Through our platforms, we offer three principal types of credit products: credit cards, commercial credit products and consumer installment loans. We also offer a debt cancellation product.
The following table sets forth each credit product by type and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at March 31, 2019.

		Promotional Offer
Credit Product	Standard Terms Only	Deferred Interest	Other Promotional	Total
Credit cards	62.9%	18.4%	14.8%	96.1%
Commercial credit products	1.6	—	—	1.6
Consumer installment loans	—	—	2.3	2.3
Other	—	—	—	—
Total	64.5%	18.4%	17.1%	100.0%
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

•
Dual Cards and General Purpose Co-Brand Cards. Our patented Dual Cards are credit cards that function as private label credit cards when used to purchase goods and services from our partners, and as general purpose credit cards when used elsewhere. We also offer general purpose co-branded credit cards that do not function as private label cards. Credit extended under our Dual Cards and general purpose co-branded credit cards typically is extended under standard terms only. We offer either Dual Cards or general purpose co-branded credit cards across all of our sales platforms, spanning 21 ongoing credit partners and our CareCredit Dual Card.

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

Business Trends and Conditions
____________________________________________________________________________________________
We believe our business and results of operations will be impacted in the future by various trends and conditions. For a discussion of certain trends and conditions, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Trends and Conditions” in our 2018 Form 10-K. For a discussion of how certain trends and conditions impacted the three months ended March 31, 2019, see “—Results of Operations.”
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
The seasonal trends discussed above are most evident between the fourth quarter and the first quarter of the following year. Loan receivables at March 31, 2019 decreased compared to December 31, 2018 in excess of amounts attributable to the reclassification of the Walmart portfolio to loan receivables held for sale. In addition, our allowance for loan losses as a percentage of total loan receivables increased to 7.39% at March 31, 2019, from 6.90% at December 31, 2018. Both of these changes reflect the effects of the seasonal trends. Past due balances declined to $4.0 billion at March 31, 2019 from $4.4 billion at December 31, 2018, primarily due to collections from customers that were previously delinquent. The increase in the allowance for loan losses as a percentage of loan receivables at March 31, 2019 compared to December 31, 2018, despite a decrease in our past due balances, primarily reflects these same seasonal trends.

Results of Operations
____________________________________________________________________________________________
Highlights for the Three Months Ended March 31, 2019
Below are highlights of our performance for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, as applicable, except as otherwise noted.

•
Net earnings increased 73.0% to $1,107 million for the three months ended March 31, 2019, driven by higher net interest income and a decrease in provision for loan losses, partially offset by increases in retailer share arrangements, other expense and provision for income taxes.

•
Loan receivables increased 3.3% to $80,405 million at March 31, 2019 compared to March 31, 2018, primarily driven by the PayPal Credit acquisition, higher purchase volume and average active account growth, partially offset by the reclassification of $8.1 billion of loan receivables associated with the Walmart portfolio to loan receivables held for sale.

•
Net interest income increased 10.0% to $4,226 million for the three months ended March 31, 2019, primarily due to higher average loan receivables growth, partially offset by increases in interest expense reflecting higher benchmark interest rates and growth.

•
Retailer share arrangements increased 32.5% to $954 million for the three months ended March 31, 2019, primarily due to lower reserve build, growth and improved performance of the programs in which we have retailer share arrangements.

•
Over-30 day loan delinquencies as a percentage of period-end loan receivables increased 40 basis points to 4.92% at March 31, 2019 primarily due to the impact of reclassification of the Walmart portfolio to loan receivables held for sale, and the net charge-off rate decreased 8 basis points to 6.06% for the three months ended March 31, 2019.

•
Provision for loan losses decreased by $503 million, or 36.9%, for the three months ended March 31, 2019, substantially due to a $522 million reserve release following the reclassification of the Walmart portfolio to loan receivables held for sale. Our allowance coverage ratio (allowance for loan losses as a percent of end of period loan receivables) remained relatively flat at 7.39% at March 31, 2019, as compared to 7.37% at March 31, 2018.

•	Other expense increased by $55 million, or 5.6%, for the three months ended March 31, 2019, primarily driven by the PayPal Credit acquisition and business growth.

•
At March 31, 2019, deposits represented 75% of our total funding sources. Total deposits remained relatively flat at $64.1 billion at March 31, 2019, compared to December 31, 2018. Growth in our direct deposits of 4.9% to $51.8 billion, was offset by lower brokered deposits.

•	During the three months ended March 31, 2019, we repurchased $966 million of our outstanding common stock, and declared and paid cash dividends of $0.21 per share, or $150 million.

•	In March 2019, we announced our acquisition of Pets Best and entry into the pet health insurance industry as a managing general agent.
2019 Partner Agreements

•	We expanded our Synchrony Car Care program acceptance network and we also extended our Payment Solutions program agreements with P.C. Richard & Son, Rheem and Suzuki.

•	We expanded our CareCredit network through our new partnership with Simplee.

Summary Earnings
The following table sets forth our results of operations for the periods indicated.

	Three months ended March 31,
($ in millions)	2019	2018
Interest income	$4,786	$4,244
Interest expense	560	402
Net interest income	4,226	3,842
Retailer share arrangements	(954)	(720)
Net interest income, after retailer share arrangements	3,272	3,122
Provision for loan losses	859	1,362
Net interest income, after retailer share arrangements and provision for loan losses	2,413	1,760
Other income	92	75
Other expense	1,043	988
Earnings before provision for income taxes	1,462	847
Provision for income taxes	355	207
Net earnings	$1,107	$640

Other Financial and Statistical Data
The following table sets forth certain other financial and statistical data for the periods indicated.

	At and for the
	Three months ended March 31,
($ in millions)	2019	2018
Financial Position Data (Average):
Loan receivables, including held for sale	$89,903	$79,090
Total assets	$105,299	$95,707
Deposits	$64,062	$56,656
Borrowings	$22,299	$21,205
Total equity	$14,790	$14,276
Selected Performance Metrics:
Purchase volume(1)(2)	$32,513	$29,626
Retail Card	$24,660	$22,141
Payment Solutions	$5,249	$5,064
CareCredit	$2,604	$2,421
Average active accounts (in thousands)(2)(3)	77,132	71,323
Net interest margin(4)	16.08%	16.05%
Net charge-offs	$1,344	$1,198
Net charge-offs as a % of average loan receivables, including held for sale	6.06%	6.14%
Allowance coverage ratio(5)	7.39%	7.37%
Return on assets(6)	4.3%	2.7%
Return on equity(7)	30.4%	18.2%
Equity to assets(8)	14.05%	14.92%
Other expense as a % of average loan receivables, including held for sale	4.71%	5.07%
Efficiency ratio(9)	31.0%	30.9%
Effective income tax rate	24.3%	24.4%
Selected Period-End Data:
Loan receivables	$80,405	$77,853
Allowance for loan losses	$5,942	$5,738
30+ days past due as a % of period-end loan receivables(10)	4.92%	4.52%
90+ days past due as a % of period-end loan receivables(10)	2.51%	2.28%
Total active accounts (in thousands)(2)(3)	74,812	68,891
______________________

(1)	Purchase volume, or net credit sales, represents the aggregate amount of charges incurred on credit cards or other credit product accounts less returns during the period.

(2)	Includes activity and accounts associated with loan receivables held for sale.

(3)	Active accounts represent credit card or installment loan accounts on which there has been a purchase, payment or outstanding balance in the current month.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

(5)	Allowance coverage ratio represents allowance for loan losses divided by total period-end loan receivables.

(6)	Return on assets represents net earnings as a percentage of average total assets.

(7)	Return on equity represents net earnings as a percentage of average total equity.

(8)	Equity to assets represents average equity as a percentage of average total assets.

(9)	Efficiency ratio represents (i) other expense, divided by (ii) net interest income, after retailer share arrangements, plus other income.

(10)	Based on customer statement-end balances extrapolated to the respective period-end date.

Average Balance Sheet
The following tables set forth information for the periods indicated regarding average balance sheet data, which are used in the discussion of interest income, interest expense and net interest income that follows.

	2019			2018
Three months ended March 31 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$11,033	$65	2.39%	$12,434	$47	1.53%
Securities available for sale	5,640	34	2.44%	5,584	25	1.82%
Loan receivables(3):
Credit cards, including held for sale	86,768	4,611	21.55%	76,181	4,099	21.82%
Consumer installment loans	1,844	42	9.24%	1,572	36	9.29%
Commercial credit products	1,252	34	11.01%	1,286	36	11.35%
Other	39	—	—%	51	1	NM
Total loan receivables	89,903	4,687	21.14%	79,090	4,172	21.39%
Total interest-earning assets	106,576	4,786	18.21%	97,108	4,244	17.72%
Non-interest-earning assets:
Cash and due from banks	1,335			1,197
Allowance for loan losses	(6,341)			(5,608)
Other assets	3,729			3,010
Total non-interest-earning assets	(1,277)			(1,401)
Total assets	$105,299			$95,707
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$63,776	$375	2.38%	$56,356	$249	1.79%
Borrowings of consolidated securitization entities	13,407	100	3.02%	12,410	74	2.42%
Senior unsecured notes	8,892	85	3.88%	8,795	79	3.64%
Total interest-bearing liabilities	86,075	560	2.64%	77,561	402	2.10%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	286			300
Other liabilities	4,148			3,570
Total non-interest-bearing liabilities	4,434			3,870
Total liabilities	90,509			81,431
Equity
Total equity	14,790			14,276
Total liabilities and equity	$105,299			$95,707
Interest rate spread(4)			15.57%			15.62%
Net interest income		$4,226			$3,842
Net interest margin(5)			16.08%			16.05%

______________________

(1)	Average yields/rates are based on total interest income/expense over average balances.

(2)	Includes average restricted cash balances of $989 million and $771 million for the three months ended March 31, 2019 and 2018, respectively.

(3)	Interest income on loan receivables includes fees on loans of $693 million and $644 million for the three months ended March 31, 2019 and 2018, respectively.

(4)	Interest rate spread represents the difference between the yield on total interest-earning assets and the rate on total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

For a summary description of the composition of our key line items included in our Statements of Earnings, see Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Form 10-K.
Interest Income
Interest income increased by $542 million, or 12.8%, for the three months ended March 31, 2019, driven primarily by growth in our average loan receivables.
Average interest-earning assets

Three months ended March 31 ($ in millions)	2019	%	2018	%
Loan receivables, including held for sale	$89,903	84.4%	$79,090	81.4%
Liquidity portfolio and other	16,673	15.6%	18,018	18.6%
Total average interest-earning assets	$106,576	100.0%	$97,108	100.0%

The increase in average loan receivables of 13.7% for the three months ended March 31, 2019, was driven by the PayPal Credit acquisition, higher purchase volume and average active account growth. Purchase volume and average active accounts increased 9.7% and 8.1%, respectively, including the effects of the PayPal Credit acquisition.
Yield on average interest-earning assets
The yield on average interest-earning assets increased for the three months ended March 31, 2019, primarily due to an increase in the percentage of interest-earning assets attributable to loan receivables, partially offset by a decrease in the yield on our average loan receivables of 25 basis points to 21.14%. This decrease was primarily due to the impact of adding the PayPal Credit program.
Interest Expense
Interest expense increased by $158 million, or 39.3%, for the three months ended March 31, 2019, driven primarily by higher benchmark interest rates and growth. Our cost of funds increased to 2.64% for the three months ended March 31, 2019, compared to 2.10% for the three months ended March 31, 2018.
Average interest-bearing liabilities

Three months ended March 31 ($ in millions)	2019	%	2018	%
Interest-bearing deposit accounts	$63,776	74.1%	$56,356	72.7%
Borrowings of consolidated securitization entities	13,407	15.6%	12,410	16.0%
Third-party debt	8,892	10.3%	8,795	11.3%
Total average interest-bearing liabilities	$86,075	100.0%	$77,561	100.0%

The increase in average interest-bearing liabilities for the three months ended March 31, 2019 was driven primarily by growth in our direct deposits.
Net Interest Income
Net interest income increased by $384 million, or 10.0%, for the three months ended March 31, 2019, driven primarily by higher average loan receivables, partially offset by increases in interest expense reflecting higher benchmark interest rates and growth.

Retailer Share Arrangements
Retailer share arrangements increased by $234 million, or 32.5%, for the three months ended March 31, 2019, primarily due to lower reserve build, growth and improved performance of the programs in which we have retailer share arrangements.
Provision for Loan Losses
Provision for loan losses decreased by $503 million, or 36.9%, for the three months ended March 31, 2019, substantially due to a $522 million reserve release following the reclassification of the Walmart portfolio to loan receivables held for sale on our Condensed Consolidated Statement of Financial Position. Our allowance coverage ratio remained relatively flat at 7.39% at March 31, 2019, as compared to 7.37% at March 31, 2018.
Other Income

	Three months ended March 31,
($ in millions)	2019	2018
Interchange revenue	$165	$158
Debt cancellation fees	68	66
Loyalty programs	(167)	(155)
Other	26	6
Total other income	$92	$75
Other income increased by $17 million, or 22.7%, for the three months ended March 31, 2019, primarily due to a reduction in certain contingent consideration obligations and higher investment gains in the current quarter. The increase in interchange revenue was fully offset by higher loyalty costs.
Other Expense

	Three months ended March 31,
($ in millions)	2019	2018
Employee costs	$353	$358
Professional fees	232	166
Marketing and business development	123	121
Information processing	113	104
Other	222	239
Total other expense	$1,043	$988
Other expense increased by $55 million, or 5.6%, for the three months ended March 31, 2019, primarily due to an increase in professional fees. The increase in professional fees was primarily due to interim servicing costs associated with acquired portfolios, including the PayPal Credit portfolio.

Provision for Income Taxes

	Three months ended March 31,
($ in millions)	2019	2018
Effective tax rate	24.3%	24.4%
Provision for income taxes	$355	$207
The effective tax rate for the three months ended March 31, 2019 decreased slightly compared to the same period in the prior year. In each period, the effective tax rate differs from the applicable U.S. federal statutory rate primarily due to state income taxes.
Platform Analysis
As discussed above under “—Our Sales Platforms,” we offer our products through three sales platforms (Retail Card, Payment Solutions and CareCredit), which management measures based on their revenue-generating activities. The following is a discussion of certain supplemental information for the three months ended March 31, 2019, for each of our sales platforms.
Beginning in the first quarter of 2019, our oil and gas retail credit programs, previously reported within our Retail Card sales platform, are now reported within our Payment Solutions sales platform. We have recast all prior-period reported metrics for our Retail Card and Payment Solutions sales platforms to conform to the current-period presentation.
Retail Card

	Three months ended March 31,
($ in millions)	2019	2018
Purchase volume	$24,660	$22,141
Period-end loan receivables	$51,572	$51,117
Average loan receivables, including held for sale	$60,964	$52,251
Average active accounts (in thousands)	58,632	53,463

Interest and fees on loans	$3,454	$3,015
Retailer share arrangements	$(940)	$(708)
Other income	$76	$69
Retail Card interest and fees on loans increased by $439 million, or 14.6%, for the three months ended March 31, 2019. The increase was primarily the result of growth in average loan receivables.
Retailer share arrangements increased by $232 million, or 32.8%, for the three months ended March 31, 2019, primarily as a result of the factors discussed under the heading “Retailer Share Arrangements” above.
Other income increased by $7 million, or 10.1%, for the three months ended March 31, 2019, primarily as a result of the factors discussed under the heading “Other Income” above.

Payment Solutions

	Three months ended March 31,
($ in millions)	2019	2018
Purchase volume	$5,249	$5,064
Period-end loan receivables	$19,379	$17,927
Average loan receivables	$19,497	$18,051
Average active accounts (in thousands)	12,406	12,009

Interest and fees on loans	$686	$643
Retailer share arrangements	$(12)	$(10)
Other income	$1	$(2)
Payment Solutions interest and fees on loans increased by $43 million, or 6.7%, for the three months ended March 31, 2019. The increase was primarily driven by growth in average loan receivables.
CareCredit

	Three months ended March 31,
($ in millions)	2019	2018
Purchase volume	$2,604	$2,421
Period-end loan receivables	$9,454	$8,809
Average loan receivables	$9,442	$8,788
Average active accounts (in thousands)	6,094	5,851

Interest and fees on loans	$547	$514
Retailer share arrangements	$(2)	$(2)
Other income	$15	$8
CareCredit interest and fees on loans increased by $33 million, or 6.4%, for the three months ended March 31, 2019. The increase was primarily driven by growth in average loan receivables.
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

($ in millions)	At March 31, 2019	(%)	At December 31, 2018	(%)
Loans
Credit cards	$77,251	96.1%	$89,994	96.6%
Consumer installment loans	1,860	2.3	1,845	2.0
Commercial credit products	1,256	1.6	1,260	1.4
Other	38	—	40	—
Total loans	$80,405	100.0%	$93,139	100.0%
Loan receivables decreased by $12.7 billion, or 13.7%, at March 31, 2019 compared to December 31, 2018, primarily driven by the reclassification of $8.1 billion of loan receivables associated with the Walmart portfolio to loan receivables held for sale and the seasonality of our business.

Loan receivables increased by $2.6 billion, or 3.3%, at March 31, 2019 compared to March 31, 2018, primarily driven by the PayPal Credit acquisition, higher purchase volume and average active account growth, partially offset by the reclassification of the Walmart portfolio to loan receivables held for sale.
Our loan receivables portfolio had the following geographic concentration at March 31, 2019.

($ in millions)	Loan Receivables Outstanding	% of Total Loan Receivables Outstanding
State
California	$8,565	10.7%
Texas	$7,982	9.9%
Florida	$6,767	8.4%
New York	$4,614	5.7%
Pennsylvania	$3,331	4.1%
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

($ in millions)	At March 31, 2019	At December 31, 2018
Non-accrual loan receivables(1)	$4	$5
Loans contractually 90 days past-due and still accruing interest	2,004	2,116
Earning TDRs(2)	920	1,085
Non-accrual, past-due and restructured loan receivables	$2,928	$3,206
______________________

(1)	Excludes purchase credit impaired (“PCI”) loan receivables.

(2)
At March 31, 2019 and December 31, 2018, balances exclude $144 million and $122 million, respectively, of TDRs which are included in loans contractually 90 days past-due and still accruing interest on the balance. See Note 4. Loan Receivables and Allowance for Loan Losses to our condensed consolidated financial statements for additional information on the financial effects of TDRs for the three months ended March 31, 2019 and 2018.

	Three months ended March 31,
($ in millions)	2019	2018
Gross amount of interest income that would have been recorded in accordance with the original contractual terms	$64	$62
Interest income recognized	11	12
Total interest income foregone	$53	$50
Delinquencies
Over-30 day loan delinquencies as a percentage of period-end loan receivables increased to 4.92% at March 31, 2019 from 4.52% at March 31, 2018, and increased from 4.76% at December 31, 2018. These increases were driven by the reclassification of loan receivables related to the Walmart portfolio to loan receivables held for sale. The increase as compared to December 31, 2018 was partially offset by the seasonality of our business.
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
The table below sets forth the ratio of net charge-offs to average loan receivables, including held for sale, for the periods indicated.

	Three months ended March 31,
	2019	2018
Ratio of net charge-offs to average loan receivables, including held for sale	6.06%	6.14%
Allowance for Loan Losses
The allowance for loan losses totaled $5,942 million at March 31, 2019, compared with $6,427 million at December 31, 2018 and $5,738 million at March 31, 2018, representing our best estimate of probable losses inherent in the portfolio. Our allowance for loan losses as a percentage of total loan receivables increased to 7.39% at March 31, 2019, from 6.90% at December 31, 2018 and remained relatively flat compared to March 31, 2018. The increase from December 31, 2018 was primarily driven by the effects of the seasonality of our business. See "Business Trends and Conditions — Asset Quality" in our 2018 Form 10-K for discussion of the various factors that contribute to forecasted net charge-offs over the next twelve months.
The following tables provide changes in our allowance for loan losses for the periods presented:

($ in millions)	Balance at January 1, 2019	Provision charged to operations	Gross charge-offs	Recoveries	Balance at March 31, 2019

Credit cards	$6,327	$832	$(1,594)	$275	$5,840
Consumer installment loans	44	15	(17)	5	47
Commercial credit products	55	12	(14)	1	54
Other	1	—	—	—	1
Total	$6,427	$859	$(1,625)	$281	$5,942

($ in millions)	Balance at January 1, 2018	Provision charged to operations	Gross charge-offs	Recoveries	Balance at March 31, 2018

Credit cards	$5,483	$1,334	$(1,372)	$195	$5,640
Consumer installment loans	40	16	(15)	4	45
Commercial credit products	50	12	(12)	2	52
Other	1	—	—	—	1
Total	$5,574	$1,362	$(1,399)	$201	$5,738

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
Funding Sources
Our primary funding sources include cash from operations, deposits (direct and brokered deposits), securitized financings and third-party debt.
The following table summarizes information concerning our funding sources during the periods indicated:

	2019			2018
Three months ended March 31 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$63,776	74.1%	2.4%	$56,356	72.7%	1.8%
Securitized financings	13,407	15.6	3.0	12,410	16.0	2.4
Senior unsecured notes	8,892	10.3	3.9	8,795	11.3	3.6
Total	$86,075	100.0%	2.6%	$77,561	100.0%	2.1%
______________________

(1)
Excludes $286 million and $300 million average balance of non-interest-bearing deposits for the three months ended March 31, 2019 and 2018, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the three months ended March 31, 2019 and 2018.

Deposits
We obtain deposits directly from retail and commercial customers (“direct deposits”) or through third-party brokerage firms that offer our deposits to their customers (“brokered deposits”). At March 31, 2019, we had $51.8 billion in direct deposits and $12.3 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger that channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to continue to expand our direct deposits base as a source of stable and diversified low-cost funding.
Our direct deposits include a range of FDIC-insured deposit products, including certificates of deposit, IRAs, money market accounts and savings accounts.

Brokered deposits are primarily from retail customers of large brokerage firms. We have relationships with 11 brokers that offer our deposits through their networks. Our brokered deposits consist primarily of certificates of deposit that bear interest at a fixed rate and at March 31, 2019, had a weighted average remaining life of 2.4 years. These deposits generally are not subject to early withdrawal.
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
The following table summarizes certain information regarding our interest-bearing deposits by type (all of which constitute U.S. deposits) for the periods indicated:

Three months ended March 31 ($ in millions)	2019			2018
	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$31,822	49.9%	2.4%	$26,025	46.2%	1.7%
Savings accounts (including money market accounts)	18,389	28.8	2.2	17,813	31.6	1.5
Brokered deposits	13,565	21.3	2.7	12,518	22.2	2.4
Total interest-bearing deposits	$63,776	100.0%	2.4%	$56,356	100.0%	1.8%

Our deposit liabilities provide funding with maturities ranging from one day to ten years. At March 31, 2019, the weighted average maturity of our interest-bearing time deposits was 1.2 years. See Note 7. Deposits to our condensed consolidated financial statements for more information on their maturities.
The following table summarizes deposits by contractual maturity at March 31, 2019.

($ in millions)	3 Months or Less	Over 3 Months but within 6 Months	Over 6 Months but within 12 Months	Over 12 Months	Total
U.S. deposits (less than $100,000)(1)	$10,123	$2,737	$5,448	$9,476	$27,784
U.S. deposits ($100,000 or more)
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	2,518	4,194	8,927	5,573	21,212
Savings accounts (including money market accounts)	13,410	—	—	—	13,410
Brokered deposits:
Sweep accounts	1,654	—	—	—	1,654
Total	$27,705	$6,931	$14,375	$15,049	$64,060
______________________

(1)	Includes brokered certificates of deposit for which underlying individual deposit balances are assumed to be less than $100,000.

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
The following table summarizes expected contractual maturities of the investors’ interests in securitized financings, excluding debt premiums, discounts and issuance costs at March 31, 2019.

($ in millions)	Less Than One Year	One Year Through Three Years	After Three Through Five Years	After Five Years	Total
Scheduled maturities of long-term borrowings—owed to securitization investors:
SYNCT(1)	$2,153	$3,485	$1,591	$—	$7,229
SFT	350	1,525	—	—	1,875
SYNIT(1)	—	3,000	—	—	3,000
Total long-term borrowings—owed to securitization investors	$2,503	$8,010	$1,591	$—	$12,104
______________________

(1)	Excludes subordinated classes of SYNCT notes and SYNIT notes that we own.
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

The following table summarizes for each of our trusts the three-month rolling average excess spread at March 31, 2019.

	Note Principal Balance ($ in millions)	# of Series Outstanding	Three-Month Rolling Average Excess Spread(1)
SYNCT(2)	$7,928	12	~14.1% to 15.5%
SFT	$1,875	10	12.8%
SYNIT(2)	$3,015	5	~14.9% to 15.9%
______________________

(1)
Represents the excess spread (generally calculated as interest income collected from the applicable pool of loan receivables less applicable net charge-offs, interest expense and servicing costs, divided by the aggregate principal amount of loan receivables in the applicable pool) for SFT or, in the case of SYNCT and SYNIT, a range of the excess spreads relating to the particular series issued within each trust and omitting any series that have not been outstanding for at least three full monthly periods, in each case calculated in accordance with the applicable trust or series documentation, for the three securitization monthly periods ended March 31, 2019.

(2)	Includes subordinated classes of SYNCT and SYNIT notes that we own.

Third-Party Debt
Senior Unsecured Notes
The following table provides a summary of our outstanding senior unsecured notes at March 31, 2019, which includes $1.25 billion of senior unsecured notes issued during the three months ended March 31, 2019.

Issuance Date	Interest Rate(1)	Maturity	Principal Amount Outstanding(2)
($ in millions)
Fixed rate senior unsecured notes:
Synchrony Financial
August 2014	3.000%	August 2019	$1,100
August 2014	3.750%	August 2021	750
August 2014	4.250%	August 2024	1,250
February 2015	2.700%	February 2020	750
July 2015	4.500%	July 2025	1,000
August 2016	3.700%	August 2026	500
December 2017	3.950%	December 2027	1,000
March 2019	4.375%	March 2024	600
March 2019	5.150%	March 2029	650
Synchrony Bank
June 2017	3.000%	June 2022	750
May 2018	3.650%	May 2021	750
Total fixed rate senior unsecured notes			$9,100

Floating rate senior unsecured notes:
Synchrony Financial
February 2015	Three-month LIBOR plus 1.23%	February 2020	$250
Synchrony Bank
January 2018	Three-month LIBOR plus 0.625%	March 2020	500
Total floating rate senior unsecured notes			$750
______________________

(1)	Weighted average interest rate of all senior unsecured notes at March 31, 2019 was 3.79%.

(2)	The amounts shown exclude unamortized debt discount, premiums and issuance cost.
Short-Term Borrowings
Except as described above, there were no material short-term borrowings for the periods presented.
Other
At March 31, 2019, we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
Covenants
The indenture pursuant to which our senior unsecured notes have been issued includes various covenants. If we do not satisfy any of these covenants, the maturity of amounts outstanding thereunder may be accelerated and become payable. We were in compliance with all of these covenants at March 31, 2019.
At March 31, 2019, we were not in default under any of our credit facilities or senior unsecured notes.

Credit Ratings
Our borrowing costs and capacity in certain funding markets, including securitizations and senior and subordinated debt, may be affected by the credit ratings of the Company, the Bank and the ratings of our asset-backed securities.
The table below reflects our current credit ratings and outlooks:

	S&P	Fitch Ratings
Synchrony Financial
Senior unsecured debt	BBB-	BBB-
Outlook for Synchrony Financial senior unsecured debt	Stable	Stable
Synchrony Bank
Senior unsecured debt	BBB	BBB-
Outlook for Synchrony Bank senior unsecured debt	Stable	Stable

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
We maintain a liquidity portfolio, which at March 31, 2019 had $17.4 billion of liquid assets, primarily consisting of cash and equivalents and short-term obligations of the U.S. Treasury, less cash in transit which is not considered to be liquid, compared to $14.8 billion of liquid assets at December 31, 2018. The increase in liquid assets was primarily due to the retention of excess cash flows from operations and the seasonality of our business, partially offset by the deployment of capital through the execution of our capital plan.
As additional sources of liquidity, at March 31, 2019, we had an aggregate of $5.6 billion of undrawn committed capacity on our securitized financings, subject to customary borrowing conditions, from private lenders under our securitization programs and $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders, and we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
As a general matter, investments included in our liquidity portfolio are expected to be highly liquid, giving us the ability to readily convert them to cash. The level and composition of our liquidity portfolio may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.
We rely significantly on dividends and other distributions and payments from the Bank for liquidity; however, bank regulations, contractual restrictions and other factors limit the amount of dividends and other distributions and payments that the Bank may pay to us. For a discussion of regulatory restrictions on the Bank’s ability to pay dividends, see “Regulation—Risk Factors Relating to Regulation—We are subject to restrictions that limit our ability to pay dividends and repurchase our common stock; the Bank is subject to restrictions that limit its ability to pay dividends to us, which could limit our ability to pay dividends, repurchase our common stock or make payments on our indebtedness” and “Regulation—Regulation Relating to Our Business—Savings Association Regulation—Dividends and Stock Repurchases” in our 2018 Form 10-K.
Debt Securities
____________________________________________________________________________________________
The following discussion provides supplemental information regarding our debt securities portfolio. All of our debt securities are classified as available-for-sale at March 31, 2019 and December 31, 2018, and are held to meet our liquidity objectives and to comply with the Community Reinvestment Act. Debt securities classified as available-for-sale are reported in our Condensed Consolidated Statements of Financial Position at fair value.
The following table sets forth the amortized cost and fair value of our portfolio of debt securities at the dates indicated:

	At March 31, 2019		At December 31, 2018
($ in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
U.S. government and federal agency	$2,284	$2,285	$2,889	$2,888
State and municipal	48	47	50	48
Residential mortgage-backed	1,148	1,123	1,180	1,139
Asset-backed	2,049	2,049	1,988	1,985
U.S. corporate debt	2	2	2	2
Total	$5,531	$5,506	$6,109	$6,062

Unrealized gains and losses, net of the related tax effects, on available-for-sale debt securities that are not other-than-temporarily impaired are excluded from earnings and are reported as a separate component of comprehensive income (loss) until realized. At March 31, 2019, our debt securities had gross unrealized gains of $4 million and gross unrealized losses of $29 million. At December 31, 2018, our debt securities had gross unrealized gains of $1 million and gross unrealized losses of $48 million.
Our debt securities portfolio had the following maturity distribution at March 31, 2019.

($ in millions)	Due in 1 Year or Less	Due After 1 through 5 Years	Due After 5 through 10 Years	Due After 10 years	Total
U.S. government and federal agency	$2,285	$—	$—	$—	$2,285
State and municipal	—	1	4	42	47
Residential mortgage-backed	—	—	150	973	1,123
Asset-backed	1,583	466	—	—	2,049
U.S. corporate debt	2	—	—	—	2
Total(1)	$3,870	$467	$154	$1,015	$5,506
Weighted average yield(2)	2.5%	2.7%	3.2%	2.9%	2.6%
______________________

(1)	Amounts stated represent estimated fair value.

(2)	Weighted average yield is calculated based on the amortized cost of each security. In calculating yield, no adjustment has been made with respect to any tax-exempt obligations.
At March 31, 2019, we did not hold investments in any single issuer with an aggregate book value that exceeded 10% of equity, excluding obligations of the U.S. government.
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
Synchrony is not currently required to conduct stress tests. See “Regulation—Regulation Relating to Our Business—Legislative and Regulatory Developments” in our 2018 Form 10-K. In addition, while as a savings and loan holding company we currently are not subject to the Federal Reserve Board's capital planning rule, we submitted a capital plan to the Federal Reserve Board in 2019.
Dividend and Share Repurchases

Cash Dividends Declared	Month of Payment	Amount per Common Share	Amount
($ in millions, except per share data)
Three months ended March 31, 2019	February, 2019	$0.21	$150
Total dividends declared		$0.21	$150

The declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board and will depend on many factors. For a discussion of regulatory and other restrictions on our ability to pay dividends and repurchase stock, see “Regulation—Risk Factors Relating to Regulation—We are subject to restrictions that limit our ability to pay dividends and repurchase our common stock; the Bank is subject to restrictions that limit its ability to pay dividends to us, which could limit our ability to pay dividends, repurchase our common stock or make payments on our indebtedness” in our 2018 Form 10-K.

Shares Repurchased Under Publicly Announced Programs	Total Number of Shares Purchased	Dollar Value of Shares Purchased

($ and shares in millions)
Three months ended March 31, 2019	30.9	$966
Total	30.9	$966

During the first quarter of 2019, we repurchased $966 million of common stock and completed the remaining repurchases under our 2018 Share Repurchase Program of $2.2 billion. We made, and expect to continue to make, share repurchases subject to market conditions and other factors, including legal and regulatory restrictions and required approvals. We will not make any more share repurchases until a new repurchase plan is approved.
Regulatory Capital Requirements - Synchrony Financial
As a savings and loan holding company, we are required to maintain minimum capital ratios, under the applicable U.S. Basel III capital rules. For more information, see “Regulation—Savings and Loan Holding Company Regulation” in our 2018 Form 10-K.
For Synchrony Financial to be a well-capitalized savings and loan holding company, Synchrony Bank must be well-capitalized and Synchrony Financial must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. As of March 31, 2019, Synchrony Financial met all the requirements to be deemed well-capitalized.
The following table sets forth the composition of our capital ratios for the Company calculated under the Basel III Standardized Approach rules at March 31, 2019 and December 31, 2018, respectively.

	Basel III
	At March 31, 2019		At December 31, 2018
($ in millions)	Amount	Ratio(1)	Amount	Ratio(1)
Total risk-based capital	$13,813	15.8%	$14,013	15.3%
Tier 1 risk-based capital	$12,661	14.5%	$12,801	14.0%
Tier 1 leverage	$12,661	12.3%	$12,801	12.3%
Common equity Tier 1 capital	$12,661	14.5%	$12,801	14.0%
Risk-weighted assets	$87,331		$91,742
______________________

(1)
Tier 1 leverage ratio represents total tier 1 capital as a percentage of total average assets, after certain adjustments. All other ratios presented above represent the applicable capital measure as a percentage of risk-weighted assets.

The increase in our Common equity Tier 1 capital ratio was primarily due to the $522 million release of reserves for loan losses associated with the Walmart portfolio, as well as the seasonal decrease in loan receivables and a corresponding decrease in risk-weighted assets in the three months ended March 31, 2019.
Regulatory Capital Requirements - Synchrony Bank
At March 31, 2019 and December 31, 2018, the Bank met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. The following table sets forth the composition of the Bank’s capital ratios calculated under the Basel III Standardized Approach rules at March 31, 2019 and December 31, 2018.

	At March 31, 2019		At December 31, 2018		Minimum to be Well- Capitalized under Prompt Corrective Action Provisions
($ in millions)	Amount	Ratio	Amount	Ratio	Ratio
Total risk-based capital	$12,244	16.1%	$12,258	15.4%	10.0%
Tier 1 risk-based capital	$11,239	14.8%	$11,207	14.1%	8.0%
Tier 1 leverage	$11,239	12.5%	$11,207	12.4%	5.0%
Common equity Tier 1 capital	$11,239	14.8%	$11,207	14.1%	6.5%
Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a material adverse effect on our business, results of operations and financial condition. See “Regulation—Risk Factors Relating to Regulation—Failure by Synchrony and the Bank to meet applicable capital adequacy and liquidity requirements could have a material adverse effect on us” in our 2018 Form 10-K.
Off-Balance Sheet Arrangements and Unfunded Lending Commitments
____________________________________________________________________________________________
We do not have any material off-balance sheet arrangements, including guarantees of third-party obligations. Guarantees are contracts or indemnification agreements that contingently require us to make a guaranteed payment or perform an obligation to a third-party based on certain trigger events. At March 31, 2019, we had not recorded any contingent liabilities in our Condensed Consolidated Statement of Financial Position related to any guarantees. See Note 9 - Fair Value Measurements to our condensed consolidated financial statements for information on contingent consideration liabilities related to business acquisitions.
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

Critical Accounting Estimates
____________________________________________________________________________________________
In preparing our condensed consolidated financial statements, we have identified certain accounting estimates and assumptions that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. The critical accounting estimates we have identified relate to allowance for loan losses and fair value measurements. These estimates reflect our best judgment about current, and for some estimates future, economic and market conditions and their effects based on information available as of the date of these financial statements. If these conditions change from those expected, it is reasonably possible that these judgments and estimates could change, which may result in incremental losses on loan receivables, or material changes to our Condensed Consolidated Statement of Financial Position, among other effects. See “Management's Discussion and Analysis—Critical Accounting Estimates” in our 2018 Form 10-K, for a detailed discussion of these critical accounting estimates.
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
See “Regulation” in our 2018 Form 10-K for additional information. See also “—Capital” above, for discussion of the impact of regulations and supervision on our capital and liquidity, including our ability to pay dividends and repurchase stock.

ITEM 1. FINANCIAL STATEMENTS
Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
____________________________________________________________________________________________

	Three months ended March 31,
($ in millions, except per share data)	2019	2018
Interest income:
Interest and fees on loans (Note 4)	$4,687	$4,172
Interest on debt securities	99	72
Total interest income	4,786	4,244
Interest expense:
Interest on deposits	375	249
Interest on borrowings of consolidated securitization entities	100	74
Interest on third-party debt	85	79
Total interest expense	560	402
Net interest income	4,226	3,842
Retailer share arrangements	(954)	(720)
Net interest income, after retailer share arrangements	3,272	3,122
Provision for loan losses (Note 4)	859	1,362
Net interest income, after retailer share arrangements and provision for loan losses	2,413	1,760
Other income:
Interchange revenue	165	158
Debt cancellation fees	68	66
Loyalty programs	(167)	(155)
Other	26	6
Total other income	92	75
Other expense:
Employee costs	353	358
Professional fees	232	166
Marketing and business development	123	121
Information processing	113	104
Other	222	239
Total other expense	1,043	988
Earnings before provision for income taxes	1,462	847
Provision for income taxes (Note 12)	355	207
Net earnings	$1,107	$640

Earnings per share
Basic	$1.57	$0.84
Diluted	$1.56	$0.83

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
____________________________________________________________________________________________

	Three months ended March 31,
($ in millions)	2019	2018

Net earnings	$1,107	$640

Other comprehensive income (loss)
Debt securities	17	(20)
Currency translation adjustments	2	(3)
Employee benefit plans	—	1
Other comprehensive income (loss)	19	(22)

Comprehensive income	$1,126	$618
Amounts presented net of taxes.

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Financial Position (Unaudited)
____________________________________________________________________________________________

($ in millions)	At March 31, 2019	At December 31, 2018
Assets
Cash and equivalents	$12,963	$9,396
Debt securities (Note 3)	5,506	6,062
Loan receivables: (Notes 4 and 5)
Unsecuritized loans held for investment	54,907	64,969
Restricted loans of consolidated securitization entities	25,498	28,170
Total loan receivables	80,405	93,139
Less: Allowance for loan losses	(5,942)	(6,427)
Loan receivables, net	74,463	86,712
Loan receivables held for sale (Note 4)	8,052	—
Goodwill	1,076	1,024
Intangible assets, net (Note 6)	1,259	1,137
Other assets	2,065	2,461
Total assets	$105,384	$106,792

Liabilities and Equity
Deposits: (Note 7)
Interest-bearing deposit accounts	$63,787	$63,738
Non-interest-bearing deposit accounts	273	281
Total deposits	64,060	64,019
Borrowings: (Notes 5 and 8)
Borrowings of consolidated securitization entities	12,091	14,439
Senior unsecured notes	9,800	9,557
Total borrowings	21,891	23,996
Accrued expenses and other liabilities	4,724	4,099
Total liabilities	$90,675	$92,114

Equity:
Common Stock, par share value $0.001 per share; 4,000,000,000 shares authorized; 833,984,684 shares issued at both March 31, 2019 and December 31, 2018; 688,837,684 and 718,758,598 shares outstanding at March 31, 2019 and December 31, 2018, respectively	$1	$1
Additional paid-in capital	9,489	9,482
Retained earnings	9,939	8,986
Accumulated other comprehensive income (loss):
Debt securities	(20)	(32)
Currency translation adjustments	(26)	(25)
Other	(10)	(5)
Treasury Stock, at cost; 145,147,000 and 115,226,086 shares at March 31, 2019 and December 31, 2018, respectively	(4,664)	(3,729)
Total equity	14,709	14,678
Total liabilities and equity	$105,384	$106,792

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
____________________________________________________________________________________________

	Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity

Balance at January 1, 2018	833,985	$1	$9,445	$6,809	$(64)	$(1,957)	$14,234
Net earnings	—	—	—	640	—	—	640
Other comprehensive income	—	—	—	—	(22)	—	(22)
Purchases of treasury stock	—	—	—	—	—	(410)	(410)
Stock-based compensation	—	—	25	(1)	—	4	28
Dividends - common stock ($0.15 per share)	—	—	—	(114)	—	—	(114)
Balance at March 31, 2018	833,985	$1	$9,470	$7,334	$(86)	$(2,363)	$14,356

Balance at January 1, 2019	833,985	$1	$9,482	$8,986	$(62)	$(3,729)	$14,678
Net earnings	—	—	—	1,107	—	—	1,107
Other comprehensive income	—	—	—	—	19	—	19
Purchases of treasury stock	—	—	—	—	—	(967)	(967)
Stock-based compensation	—	—	7	(17)	—	32	22
Dividends - common stock ($0.21 per share)	—	—	—	(150)	—	—	(150)
Other	—	—	—	13	(13)	—	—
Balance at March 31, 2019	833,985	$1	$9,489	$9,939	$(56)	$(4,664)	$14,709

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
____________________________________________________________________________________________

	Three months ended March 31,
($ in millions)	2019	2018
Cash flows - operating activities
Net earnings	$1,107	$640
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for loan losses	859	1,362
Deferred income taxes	145	19
Depreciation and amortization	87	71
(Increase) decrease in interest and fees receivable	80	16
(Increase) decrease in other assets	118	148
Increase (decrease) in accrued expenses and other liabilities	(251)	(511)
All other operating activities	144	170
Cash provided from (used for) operating activities	2,289	1,915

Cash flows - investing activities
Maturity and sales of debt securities	2,214	718
Purchases of debt securities	(1,963)	(2,546)
Net (increase) decrease in loan receivables, including held for sale	3,760	2,659
All other investing activities	(201)	(76)
Cash provided from (used for) investing activities	3,810	755

Cash flows - financing activities
Borrowings of consolidated securitization entities
Proceeds from issuance of securitized debt	1,498	1,417
Maturities and repayment of securitized debt	(3,847)	(1,701)
Third-party debt
Proceeds from issuance of third-party debt	1,240	497
Maturities and repayment of third-party debt	(1,000)	—
Net increase (decrease) in deposits	36	(3)
Purchases of treasury stock	(967)	(410)
Dividends paid on common stock	(150)	(114)
All other financing activities	8	1
Cash provided from (used for) financing activities	(3,182)	(313)

Increase (decrease) in cash and equivalents, including restricted amounts	2,917	2,357
Cash and equivalents, including restricted amounts, at beginning of period	10,376	11,817
Cash and equivalents at end of period:
Cash and equivalents	12,963	13,044
Restricted cash and equivalents included in other assets	330	1,130
Total cash and equivalents, including restricted amounts, at end of period	$13,293	$14,174

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
____________________________________________________________________________________________
NOTE 1.    BUSINESS DESCRIPTION
Synchrony Financial (the “Company”) provides a range of credit products through financing programs it has established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers. We primarily offer private label, Dual Card and general purpose co-branded credit cards, promotional financing and installment lending, and FDIC-insured savings products through Synchrony Bank (the “Bank”).
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

Interim Period Presentation
The condensed consolidated financial statements and notes thereto are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed consolidated financial statements should not be considered as necessarily indicative of results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with our 2018 annual consolidated financial statements and the related notes in our Annual Report on Form 10-K for the year ended December 31, 2018 (our "2018 Form 10-K").
New Accounting Standards
Newly Adopted Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU requires lessees to recognize most leases on their balance sheet. Leases which are identified as capital leases, are now generally identified as financing leases under the new guidance but otherwise their accounting treatment remains relatively unchanged. Leases identified as operating leases generally remain in that category under the new standard, but both a right-of-use asset and a liability for remaining lease payments is required to be recognized on our statement of financial position. We adopted this guidance retrospectively in the current year as of January 1, 2019, which did not have a material impact on our consolidated financial statements.
Recently Issued But Not Yet Adopted Accounting Standards
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
We have created a company-wide approach to evaluating the effects of implementing this standard. We are in the process of testing and refining the related estimation models to meet the requirements of the standard. We are finalizing the evaluation of key accounting interpretations and the period for which reasonable and supportable forecasts can be made, prior to reverting to historical loss experience for the remaining life of the loan. We continue to assess and develop our internal processes and systems, in addition to assessing the impact on our disclosures. Given the change to expected losses for the estimated life of the financial asset and other significant differences compared to existing GAAP, this standard is expected to result in a material increase to the Company’s allowance for loan losses and a decrease in the Company's regulatory capital. An estimate of the impact is in process of being developed, as it is contingent upon continued testing and refinement of models, methodologies and judgments. Further, the extent of the impact of adoption of CECL will depend on the asset quality of the portfolio, and economic conditions and forecasts at adoption.
See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our 2018 annual consolidated financial statements in our 2018 Form 10-K, for additional information on our significant accounting policies.

NOTE 3.    DEBT SECURITIES
All of our debt securities are classified as available-for-sale and are held to meet our liquidity objectives or to comply with the Community Reinvestment Act (“CRA”). Our debt securities consist of the following:

	March 31, 2019				December 31, 2018
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
($ in millions)	cost	gains	losses	fair value	cost	gains	losses	fair value
U.S. government and federal agency	$2,284	$1	$—	$2,285	$2,889	$—	$(1)	$2,888
State and municipal	48	—	(1)	47	50	—	(2)	48
Residential mortgage-backed(a)	1,148	2	(27)	1,123	1,180	1	(42)	1,139
Asset-backed(b)	2,049	1	(1)	2,049	1,988	—	(3)	1,985
U.S. corporate debt	2	—	—	2	2	—	—	2
Total	$5,531	$4	$(29)	$5,506	$6,109	$1	$(48)	$6,062
_______________________

(a)
All of our residential mortgage-backed securities have been issued by government-sponsored entities and are collateralized by U.S. mortgages. At March 31, 2019 and December 31, 2018, $307 million and $313 million of residential mortgage-backed securities, respectively, are pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve Discount Window advances.

(b)	All of our asset-backed securities are collateralized by credit card loans.
The following table presents the estimated fair values and gross unrealized losses of our available-for-sale debt securities:

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
($ in millions)	fair value	losses	fair value	losses
At March 31, 2019
U.S. government and federal agency	$499	$—	$150	$—
State and municipal	—	—	30	(1)
Residential mortgage-backed	34	—	910	(27)
Asset-backed	737	(1)	188	—
Total	$1,270	$(1)	$1,278	$(28)

At December 31, 2018
U.S. government and federal agency	$2,838	$(1)	$—	$—
State and municipal	23	(1)	8	(1)
Residential mortgage-backed	102	—	933	(42)
Asset-backed	1,665	(2)	114	(1)
Total	$4,628	$(4)	$1,055	$(44)
We regularly review debt securities for impairment using both qualitative and quantitative criteria. We presently do not intend to sell our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell these securities before recovery of our amortized cost.
There were no other-than-temporary impairments recognized during the three months ended March 31, 2019 and 2018.

Contractual Maturities of Investments in Available-for-Sale Debt Securities

	Amortized	Estimated
At March 31, 2019 ($ in millions)	cost	fair value

Due
Within one year	$3,870	$3,870
After one year through five years	$467	$467
After five years through ten years	$153	$154
After ten years	$1,041	$1,015
We expect actual maturities to differ from contractual maturities because borrowers have the right to prepay certain obligations.
There were no material realized gains or losses recognized for the three months ended March 31, 2019 and 2018.
Although we generally do not have the intent to sell any specific securities held at March 31, 2019, in the ordinary course of managing our debt securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield, liquidity requirements and funding obligations.
NOTE 4.    LOAN RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

($ in millions)	March 31, 2019	December 31, 2018

Credit cards	$77,251	$89,994
Consumer installment loans	1,860	1,845
Commercial credit products	1,256	1,260
Other	38	40
Total loan receivables, before allowance for losses(a)(b)	$80,405	$93,139
_______________________

(a)
Total loan receivables include $25.5 billion and $28.2 billion of restricted loans of consolidated securitization entities at March 31, 2019 and December 31, 2018, respectively. See Note 5. Variable Interest Entities for further information on these restricted loans.

(b)	At March 31, 2019 and December 31, 2018, loan receivables included deferred costs, net of deferred income, of $104 million and $105 million, respectively.
Loan Receivables Held for Sale
During the first quarter of 2019, we entered into an agreement to sell loan receivables associated with our Retail Card program agreement with Walmart. As a result, at March 31, 2019, $8.1 billion of loan receivables are classified as loan receivables held for sale on our Condensed Consolidated Statement of Financial Position and we recorded a $522 million reserve release in our provision for loan losses during the three months ended March 31, 2019 following the reclassification of the Walmart portfolio to loan receivables held for sale. Approximately $1.1 billion of the loan receivables held for sale are restricted loans of our consolidated securitization entities. See Note 5. Variable Interest Entities for further information. The sale of the portfolio, which is subject to customary closing conditions, is expected to be completed late in the third quarter or early fourth quarter of 2019.

Allowance for Loan Losses

($ in millions)	Balance at January 1, 2019	Provision charged to operations	Gross charge-offs	Recoveries	Balance at March 31, 2019

Credit cards	$6,327	$832	$(1,594)	$275	$5,840
Consumer installment loans	44	15	(17)	5	47
Commercial credit products	55	12	(14)	1	54
Other	1	—	—	—	1
Total	$6,427	$859	$(1,625)	$281	$5,942

($ in millions)	Balance at January 1, 2018	Provision charged to operations	Gross charge-offs	Recoveries	Balance at March 31, 2018

Credit cards	$5,483	$1,334	$(1,372)	$195	$5,640
Consumer installment loans	40	16	(15)	4	45
Commercial credit products	50	12	(12)	2	52
Other	1	—	—	—	1
Total	$5,574	$1,362	$(1,399)	$201	$5,738

Delinquent and Non-accrual Loans

At March 31, 2019 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing(a)

Credit cards	$1,878	$1,995	$3,873	$1,984	$—
Consumer installment loans	21	4	25	—	4
Commercial credit products	39	20	59	20	—
Total delinquent loans	$1,938	$2,019	$3,957	$2,004	$4
Percentage of total loan receivables	2.4%	2.5%	4.9%	2.5%	—%

At December 31, 2018 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing(a)

Credit cards	$2,229	$2,113	$4,342	$2,099	$—
Consumer installment loans	28	5	33	—	5
Commercial credit products	38	17	55	17	—
Total delinquent loans	$2,295	$2,135	$4,430	$2,116	$5
Percentage of total loan receivables	2.5%	2.3%	4.8%	2.3%	0.1%
_______________________

(a)	Excludes purchase credit impaired loan receivables.
Impaired Loans and Troubled Debt Restructurings
Most of our non-accrual loan receivables are smaller balance loans evaluated collectively, by portfolio, for impairment and therefore are outside the scope of the disclosure requirements for impaired loans. Accordingly, impaired loans represent restructured smaller balance homogeneous loans meeting the definition of a Troubled Debt Restructuring (“TDR”). We use certain loan modification programs for borrowers experiencing financial difficulties. These loan modification programs include interest rate reductions and payment deferrals in excess of three months, which were not part of the terms of the original contract. Our TDR loans do not include loans that are classified as loan receivables held for sale.

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

	Three months ended March 31,
($ in millions)	2019	2018
Credit cards	$215	$221
Consumer installment loans	—	—
Commercial credit products	1	1
Total	$216	$222
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

At March 31, 2019 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$1,060	$(518)	$542	$962
Consumer installment loans	—	—	—	—
Commercial credit products	4	(2)	2	4
Total	$1,064	$(520)	$544	$966

At December 31, 2018 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$1,203	$(546)	$657	$1,086
Consumer installment loans	—	—	—	—
Commercial credit products	4	(2)	2	4
Total	$1,207	$(548)	$659	$1,090

Financial Effects of TDRs
As part of our loan modifications for borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following table presents the types and financial effects of loans modified and accounted for as TDRs during the periods presented:

Three months ended March 31,	2019			2018
($ in millions)	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$11	$64	$1,132	$12	$62	$1,056
Consumer installment loans	—	—	—	—	—	—
Commercial credit products	—	—	4	—	—	5
Total	$11	$64	$1,136	$12	$62	$1,061

Payment Defaults
The following table presents the type, number and amount of loans accounted for as TDRs that enrolled in a modification plan within the previous 12 months from the applicable balance sheet date and experienced a payment default during the periods presented. A customer defaults from a modification program after two consecutive missed payments.

Three months ended March 31,	2019		2018
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	18,981	$44	23,701	$53
Consumer installment loans	—	—	—	—
Commercial credit products	47	—	68	1
Total	19,028	$44	23,769	$54

Credit Quality Indicators
Our loan receivables portfolio includes both secured and unsecured loans. Secured loan receivables are largely comprised of consumer installment loans secured by equipment. Unsecured loan receivables are largely comprised of our open-ended consumer and commercial revolving credit card loans. As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, as well as information from credit bureaus, such as a Fair Isaac Corporation (“FICO”) or other credit scores, relating to the customer’s broader credit performance. FICO scores are generally obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three credit score categories: (i) 661 or higher, which are considered the strongest credits; (ii) 601 to 660, considered moderate credit risk; and (iii) 600 or less, which are considered weaker credits. There are certain customer accounts for which a FICO score is not available where we use alternative sources to assess their credit and predict behavior. The following table provides the most recent FICO scores available for our customers at March 31, 2019 and December 31, 2018, respectively, as a percentage of each class of loan receivable. The table below excludes 0.6%, 0.5% and 0.8% of our total loan receivables balance at each of March 31, 2019, December 31, 2018 and March 31, 2018, respectively, which represents those customer accounts for which a FICO score is not available.

	March 31, 2019			December 31, 2018			March 31, 2018
	661 or	601 to	600 or	661 or	601 to	600 or	661 or	601 to	600 or
	higher	660	less	higher	660	less	higher	660	less

Credit cards	74%	18%	8%	74%	18%	8%	73%	19%	8%
Consumer installment loans	80%	14%	6%	80%	14%	6%	79%	15%	6%
Commercial credit products	91%	5%	4%	90%	5%	5%	88%	7%	5%
Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and by applying the same credit standards for all of our credit products. Unused credit card lines available to our customers totaled approximately $418 billion at both March 31, 2019 and December 31, 2018, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.
Interest Income by Product
The following table provides additional information about our interest and fees on loans, including merchant discounts, from our loan receivables, including held for sale:

	Three months ended March 31,
($ in millions)	2019	2018
Credit cards	$4,611	$4,099
Consumer installment loans	42	36
Commercial credit products	34	36
Other	—	1
Total	$4,687	$4,172

NOTE 5.    VARIABLE INTEREST ENTITIES
We use VIEs to securitize loan receivables and arrange asset-backed financing in the ordinary course of business. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE and we did not provide non-contractual support for previously transferred loan receivables to any VIE in the three months ended March 31, 2019 and 2018. Our VIEs are able to accept new loan receivables and arrange new asset-backed financings, consistent with the requirements and limitations on such activities placed on the VIE by existing investors. Once an account has been designated to a VIE, the contractual arrangements we have require all existing and future loan receivables originated under such account to be transferred to the VIE. The amount of loan receivables held by our VIEs in excess of the minimum amount required under the asset-backed financing arrangements with investors may be removed by us under removal of accounts provisions. All loan receivables held by a VIE are subject to claims of third-party investors.
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

The table below summarizes the assets and liabilities of our consolidated securitization VIEs described above.

($ in millions)	March 31, 2019	December 31, 2018
Assets
Loan receivables, net(a)	$23,934	$26,454
Loan receivables held for sale	1,084	—
Other assets(b)	76	813
Total	$25,094	$27,267

Liabilities
Borrowings	$12,091	$14,439
Other liabilities	32	36
Total	$12,123	$14,475
_______________________

(a)
Includes $1.6 billion and $1.7 billion of related allowance for loan losses resulting in gross restricted loans of $25.5 billion and $28.2 billion at March 31, 2019 and December 31, 2018, respectively.

(b)
Includes $68 million and $803 million of segregated funds held by the VIEs at March 31, 2019 and December 31, 2018, respectively, which are classified as restricted cash and equivalents and included as a component of other assets in our Condensed Consolidated Statements of Financial Position.

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
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $1.2 billion for both the three months ended March 31, 2019 and 2018, respectively. Related expenses consisted primarily of provision for loan losses of $188 million and $316 million for the three months ended March 31, 2019 and 2018, respectively, and interest expense of $100 million and $74 million for the three months ended March 31, 2019 and 2018, respectively.
NOTE 6.    INTANGIBLE ASSETS

	March 31, 2019			December 31, 2018
($ in millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related	$1,727	$(840)	$887	$1,630	$(803)	$827
Capitalized software and other	655	(283)	372	562	(252)	310
Total	$2,382	$(1,123)	$1,259	$2,192	$(1,055)	$1,137
During the three months ended March 31, 2019, we recorded additions to intangible assets subject to amortization of $193 million, primarily related to customer-related intangible assets, as well as capitalized software expenditures.
Customer-related intangible assets primarily relate to retail partner contract acquisitions and extensions, as well as purchased credit card relationships. During the three months ended March 31, 2019 and 2018, we recorded additions to customer-related intangible assets subject to amortization of $99 million and $12 million, respectively, primarily related to payments made to extend certain retail partner relationships. These additions had a weighted average amortizable life of 7 years and 5 years for the three months ended March 31, 2019 and 2018, respectively.

Amortization expense related to retail partner contracts was $33 million and $29 million for the three months ended March 31, 2019 and 2018, respectively, and is included as a component of marketing and business development expense in our Condensed Consolidated Statements of Earnings. All other amortization expense was $37 million and $27 million for the three months ended March 31, 2019 and 2018, respectively, and is included as a component of other expense in our Condensed Consolidated Statements of Earnings.
NOTE 7.    DEPOSITS

	March 31, 2019		December 31, 2018
($ in millions)	Amount	Average rate(a)	Amount	Average rate(a)

Interest-bearing deposits	$63,787	2.4%	$63,738	2.0%
Non-interest-bearing deposits	273	—	281	—
Total deposits	$64,060		$64,019
____________________

(a)	Based on interest expense for the three months ended March 31, 2019 and the year ended December 31, 2018 and average deposits balances.
At March 31, 2019 and December 31, 2018, interest-bearing deposits included $21.2 billion and $20.2 billion of certificates of deposit of $100,000 or more, respectively. Of the total certificates of deposit of $100,000 or more, $7.3 billion and $6.9 billion were certificates of deposit of $250,000 or more at March 31, 2019 and December 31, 2018, respectively.
At March 31, 2019, our interest-bearing time deposits maturing for the remainder of 2019 and over the next four years and thereafter were as follows:

($ in millions)	2019	2020	2021	2022	2023	Thereafter
Deposits	$16,442	$16,708	$3,281	$2,553	$1,206	$1,536
The above maturity table excludes $18.6 billion of demand deposits with no defined maturity, of which $17.5 billion are savings accounts. In addition, at March 31, 2019, we had $3.4 billion of broker network deposit sweeps procured through a program arranger who channels brokerage account deposits to us that are also excluded from the above maturity table. Unless extended, the contracts associated with these broker network deposit sweeps will terminate between 2020 and 2025.

NOTE 8.    BORROWINGS

	March 31, 2019				December 31, 2018
($ in millions)	Maturity date	Interest Rate	Weighted average interest rate	Outstanding Amount(a)	Outstanding Amount(a)

Borrowings of consolidated securitization entities:
Fixed securitized borrowings	2019 - 2023	1.58% - 3.87%	2.58%	$7,991	$8,664
Floating securitized borrowings	2019 - 2022	3.08% - 3.37%	3.21%	4,100	5,775
Total borrowings of consolidated securitization entities			2.79%	12,091	14,439

Senior unsecured notes:
Synchrony Financial senior unsecured notes:
Fixed senior unsecured notes	2019 - 2029	2.70% - 5.15%	3.91%	7,560	7,318
Floating senior unsecured notes	2020	3.97%	3.97%	250	250

Synchrony Bank senior unsecured notes:
Fixed senior unsecured notes	2021 - 2022	3.00% - 3.65%	3.33%	1,491	1,490
Floating senior unsecured notes	2020	3.23%	3.23%	499	499
Total senior unsecured notes			3.79%	9,800	9,557

Total borrowings				$21,891	$23,996
___________________

(a)	The amounts presented above for outstanding borrowings include unamortized debt premiums, discounts and issuance cost.
Debt Maturities
The following table summarizes the maturities of the principal amount of our borrowings of consolidated securitization entities and senior unsecured notes for the remainder of 2019 and over the next four years and thereafter:

($ in millions)	2019	2020	2021	2022	2023	Thereafter
Borrowings	$2,664	$5,450	$5,250	$2,883	$707	$5,000
Third-Party Debt

2019 Issuances ($ in millions):
Synchrony Financial
Issuance Date	Principal Amount	Maturity	Interest Rate
March 2019	$600	2024	4.375%
March 2019	$650	2029	5.150%
Credit Facilities
As additional sources of liquidity, we have undrawn committed capacity under credit facilities, primarily related to our securitization programs.
At March 31, 2019, we had an aggregate of $5.6 billion of undrawn committed capacity under our securitization financings, subject to customary borrowing conditions, from private lenders under our securitization programs, and an aggregate of $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders.

NOTE 9.    FAIR VALUE MEASUREMENTS
For a description of how we estimate fair value, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies in our 2018 annual consolidated financial statements in our 2018 Form 10-K.
The following tables present our assets and liabilities measured at fair value on a recurring basis.
Recurring Fair Value Measurements

At March 31, 2019 ($ in millions)	Level 1	Level 2	Level 3	Total(a)

Assets
Debt securities
U.S. Government and Federal Agency	$—	$2,285	$—	$2,285
State and municipal	—	—	47	47
Residential mortgage-backed	—	1,123	—	1,123
Asset-backed	—	2,049	—	2,049
U.S. corporate debt	—	—	2	2
Other assets(b)	15	—	14	29
Total	$15	$5,457	$63	$5,535

Liabilities
Contingent consideration	—	—	25	25
Total	$—	$—	$25	$25

At December 31, 2018 ($ in millions)

Assets
Debt securities
U.S. Government and Federal Agency	$—	$2,888	$—	$2,888
State and municipal	—	—	48	48
Residential mortgage-backed	—	1,139	—	1,139
Asset-backed	—	1,985	—	1,985
U.S. corporate debt	—	—	2	2
Other assets(b)	15	—	13	28
Total	$15	$6,012	$63	$6,090

Liabilities
Contingent consideration	—	—	26	26
Total	$—	$—	$26	$26

_______________________

(a)	For the three months ended March 31, 2019, there were no fair value measurements transferred between levels.

(b)	Other assets primarily relate to equity investments measured at fair value.

Level 3 Fair Value Measurements
Our Level 3 recurring fair value measurements primarily relate to state and municipal debt instruments, which are valued using non-binding broker quotes or other third-party sources, CRA investments, which are valued using net asset values, as well as contingent consideration obligations. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies and Note 9. Fair Value Measurements in our 2018 annual consolidated financial statements in our 2018 Form 10-K for a description of our process to evaluate third-party pricing servicers and a description of our contingent consideration and compensation arrangements, respectively. Our state and municipal debt securities are classified as available-for-sale with changes in fair value included in accumulated other comprehensive income.
The changes in our Level 3 assets and liabilities that are measured on a recurring basis for the three months ended March 31, 2019 and 2018 were not material.

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

	Carrying	Corresponding fair value amount
At March 31, 2019 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$12,963	$12,963	$12,963	$—	$—
Other assets(a)(b)	$330	$330	$330	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$74,463	$82,739	$—	$—	$82,739
Loan receivables held for sale(c)	$8,052	$8,052	$—	$—	$8,052

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$64,060	$64,097	$—	$64,097	$—
Borrowings of consolidated securitization entities	$12,091	$12,105	$—	$8,008	$4,097
Senior unsecured notes	$9,800	$9,809	$—	$9,809	$—

	Carrying	Corresponding fair value amount
At December 31, 2018 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$9,396	$9,396	$9,396	$—	$—
Other assets(a)(b)	$980	$980	$980	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$86,712	$95,305	$—	$—	$95,305

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$64,019	$63,942	$—	$63,942	$—
Borrowings of consolidated securitization entities	$14,439	$14,400	$—	$8,626	$5,774
Senior unsecured notes	$9,557	$9,062	$—	$9,062	$—
_______________________

(a)	For cash and equivalents and restricted cash and equivalents, carrying value approximates fair value due to the liquid nature and short maturity of these instruments.

(b)	This balance relates to restricted cash and equivalents, which is included in other assets.

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
At March 31, 2019 and December 31, 2018, Synchrony Financial met all applicable requirements to be deemed well-capitalized pursuant to Federal Reserve Board regulations. At March 31, 2019 and December 31, 2018, the Bank also met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. There are no conditions or events subsequent to March 31, 2019 that management believes have changed the Company's or the Bank’s capital category.
The actual capital amounts, ratios and the applicable required minimums of the Company and the Bank are as follows:
Synchrony Financial

At March 31, 2019 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)

Total risk-based capital	$13,813	15.8%	$6,986	8.0%
Tier 1 risk-based capital	$12,661	14.5%	$5,240	6.0%
Tier 1 leverage	$12,661	12.3%	$4,130	4.0%
Common equity Tier 1 Capital	$12,661	14.5%	$3,930	4.5%

At December 31, 2018 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)

Total risk-based capital	$14,013	15.3%	$7,339	8.0%
Tier 1 risk-based capital	$12,801	14.0%	$5,505	6.0%
Tier 1 leverage	$12,801	12.3%	$4,157	4.0%
Common equity Tier 1 Capital	$12,801	14.0%	$4,128	4.5%

Synchrony Bank

At March 31, 2019 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio

Total risk-based capital	$12,244	16.1%	$6,080	8.0%	$7,599	10.0%
Tier 1 risk-based capital	$11,239	14.8%	$4,560	6.0%	$6,080	8.0%
Tier 1 leverage	$11,239	12.5%	$3,601	4.0%	$4,501	5.0%
Common equity Tier I capital	$11,239	14.8%	$3,420	4.5%	$4,940	6.5%

At December 31, 2018 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio

Total risk-based capital	$12,258	15.4%	$6,348	8.0%	$7,934	10.0%
Tier 1 risk-based capital	$11,207	14.1%	$4,761	6.0%	$6,348	8.0%
Tier 1 leverage	$11,207	12.4%	$3,612	4.0%	$4,515	5.0%
Common equity Tier I capital	$11,207	14.1%	$3,570	4.5%	$5,157	6.5%
_______________________

(a)	Capital ratios are calculated based on the Basel III Standardized Approach rules.

(b)
At March 31, 2019 and at December 31, 2018, Synchrony Financial and the Bank also must maintain a capital conservation buffer of common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 2.5 percentage points and 1.875 percentage points, respectively, to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.

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
The following table presents the calculation of basic and diluted earnings per share:

	Three months ended March 31,
(in millions, except per share data)	2019	2018

Net earnings	$1,107	$640

Weighted average common shares outstanding, basic	706.3	763.7
Effect of dilutive securities	2.6	6.6
Weighted average common shares outstanding, dilutive	708.9	770.3

Earnings per basic common share	$1.57	$0.84
Earnings per diluted common share	$1.56	$0.83
We have issued certain stock based awards under the Synchrony Financial 2014 Long-Term Incentive Plan. A total of 5 million and 1 million shares for the three months ended March 31, 2019 and 2018, respectively, related to these awards, were considered anti-dilutive and therefore were excluded from the computation of diluted earnings per share.
NOTE 12.    INCOME TAXES
Unrecognized Tax Benefits

($ in millions)	March 31, 2019	December 31, 2018
Unrecognized tax benefits, excluding related interest expense and penalties(a)	$224	$251
Portion that, if recognized, would reduce tax expense and effective tax rate(b)	$166	$164
____________________

(a)	Interest and penalties related to unrecognized tax benefits were not material for all periods presented.

(b)
Includes gross state and local unrecognized tax benefits net of the effects of associated U.S. federal income taxes. Excludes amounts attributable to any related valuation allowances resulting from associated increases in deferred tax assets.

We establish a liability that represents the difference between a tax position taken (or expected to be taken) on an income tax return and the amount of taxes recognized in our financial statements. The liability associated with the unrecognized tax benefits is adjusted periodically when new information becomes available. The amount of unrecognized tax benefits that is reasonably possible to be resolved in the next twelve months is expected to be $53 million, of which $24 million, if recognized, would reduce the Company's tax expense and effective tax rate.
For periods prior to separation from GE, we filed tax returns on a consolidated basis with GE and are under continuous examination by the Internal Revenue Service (“IRS”) and the tax authorities of various states as part of their audit of GE’s tax returns. The IRS is currently auditing GE's consolidated U.S. income tax returns for 2012 to 2015. In addition to the audits of GE's tax returns, we are under examination in various states going back to 2011. We believe that there are no issues or claims that are likely to significantly impact our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties that could result from such examinations.

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
Regulatory Matters
On October 30, 2014, the United States Trustee, which is part of the Department of Justice, filed an application in In re Nyree Belton, a Chapter 7 bankruptcy case pending in the U.S. Bankruptcy Court for the Southern District of New York for orders authorizing discovery of the Bank pursuant to Rule 2004 of the Federal Rules of Bankruptcy Procedure, related to an investigation of the Bank’s credit reporting. The discovery, which is ongoing, concerns allegations made in Belton et al. v. GE Capital Consumer Lending, a putative class action adversary proceeding pending in the same Bankruptcy Court. In the Belton adversary proceeding, which was filed on April 30, 2014, plaintiff alleges that the Bank violates the discharge injunction under Section 524(a)(2) of the Bankruptcy Code by attempting to collect discharged debts and by failing to update and correct credit information to credit reporting agencies to show that such debts are no longer due and owing because they have been discharged in bankruptcy. Plaintiff seeks declaratory judgment, injunctive relief and an unspecified amount of damages. On December 15, 2014, the Bankruptcy Court entered an order staying the adversary proceeding pending an appeal to the District Court of the Bankruptcy Court’s order denying the Bank’s motion to compel arbitration. On October 14, 2015, the District Court reversed the Bankruptcy Court and on November 4, 2015, the Bankruptcy Court granted the Bank's motion to compel arbitration. On March 4, 2019, on plaintiff’s motion for reconsideration, the District Court vacated its decision reversing the Bankruptcy Court and affirmed the Bankruptcy Court’s decision denying the Bank’s motion to compel arbitration.
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
On November 2, 2018, a putative class action lawsuit, Retail Wholesale Department Store Union Local 338 Retirement Fund v. Synchrony Financial, et al., was filed in the U.S. District Court for the District of Connecticut, naming as defendants the Company and two of its officers. The lawsuit asserts violations of the Exchange Act for allegedly making materially misleading statements and/or omitting material information concerning the Company’s underwriting practices and private-label card business, and was filed on behalf of a putative class of persons who purchased or otherwise acquired the Company’s common stock between October 21, 2016 and November 1, 2018. The complaint seeks an award of unspecified compensatory damages, costs and expenses. On February 5, 2019, the court appointed Stichting Depositary APG Developed Markets Equity Pool as lead plaintiff for the putative class. On April 5, 2019, an amended complaint was filed, asserting a new claim for violations of the Securities Act in connection with statements in the offering materials for the Company’s December 1, 2017 note offering. The Securities Act claims are filed on behalf of persons who purchased or otherwise acquired Company bonds in or traceable to the December 1, 2017 note offering between December 1, 2017 and November 1, 2018. The amended complaint names as additional defendants two additional Company officers, the Company’s board of directors, and the underwriters of the December 1, 2017 note offering. The amended complaint is captioned Stichting Depositary APG Developed Markets Equity Pool and Stichting Depositary APG Fixed Income Credit Pool v. Synchrony Financial et al.
On January 28, 2019, a purported shareholder derivative action, Gilbert v. Keane, et al., was filed in the U.S. District Court for the District of Connecticut against the Company as a nominal defendant, and certain of the Company’s officers and directors. The lawsuit alleges breach of fiduciary duty claims based on the allegations raised by the plaintiff in the Stichting Depositar APG class action, unjust enrichment, waste of corporate assets, and that the defendants made materially misleading statements and/or omitted material information in violation of the Exchange Act.  The complaint seeks a declaration that the defendants breached and/or aided and abetted the breach of their fiduciary duties to the Company, unspecified monetary damages with interest, restitution, a direction that the defendants take all necessary actions to reform and improve corporate governance and internal procedures, and attorneys’ and experts’ fees. On March 11, 2019, a second purported shareholder derivative action, Aldridge v. Keane, et al., was filed in the U.S. District Court for the District of Connecticut. The allegations in the Aldridge complaint are substantially similar to those in the Gilbert complaint.

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
At March 31, 2019, assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities, we estimate that net interest income over the following 12-month period would increase by approximately $75 million. This estimate projects net interest income over the following 12-month period and takes into consideration future growth and balance sheet composition.
For a more detailed discussion of our exposure to market risk, refer to “Management's Discussion and Analysis—Quantitative and Qualitative Disclosures about Market Risk” in our 2018 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

No change in internal control over financial reporting occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of legal proceedings, see Note 13. Legal Proceedings and Regulatory Matters to our condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors included in our 2018 Form 10-K under the heading “Risk Factors Relating to Our Business” and “Risk Factors Relating to Regulation”.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding purchases of our common stock primarily related to our share repurchase program that were made by us or on our behalf during the three months ended March 31, 2019.

($ in millions, except per share data)	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Programs(c)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs(b)

January 1 - 31, 2019	6,885,064	$30.01	6,658,078	$766.0
February 1 - 28, 2019	14,116,496	31.08	14,115,904	327.2
March 1 - 31, 2019	10,131,946	32.32	10,123,347	—
Total	31,133,506	$31.25	30,897,329	$—

_______________________

(a)
Includes 226,986 shares, 592 shares and 8,599 shares withheld in January, February and March, respectively, to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying performance stock awards, restricted stock awards or upon the exercise of stock options.

(b)	Amounts exclude commission costs.

(c)	On May 17, 2018, the Board of Directors approved the 2018 Share Repurchase Program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description
10.1	Amended and Restated form of agreement for awards under Synchrony 2014 Long-Term Incentive Plan
10.2	Amended and Restated form of agreement for awards of Performance Share Units under Synchrony 2014 Long-Term Incentive Plan
31(a)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
31(b)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
32	Certification Pursuant to 18 U.S.C. Section 1350
101
The following materials from Synchrony Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three months ended March 31, 2019 and 2018, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Financial Position at March 31, 2019 and December 31, 2018, (iv) Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2019 and 2018, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (vi) Notes to Condensed Consolidated Financial Statements.

______________________

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synchrony Financial
(Registrant)

April 25, 2019	/s/ Brian D. Doubles
Date	Brian D. Doubles Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)