Form 10-Q
period 2019-06-30
Synchrony Financial
filed 2019-07-25
CIK 1601712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
001-36560
(Commission File Number)
SYNCHRONY FINANCIAL
(Exact name of registrant as specified in its charter)

Delaware	51-0483352
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Long Ridge Road
Stamford,	Connecticut	06902
(Address of principal executive offices)		(Zip Code)
(Registrant’s telephone number, including area code) -  (203)585-2400
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	SYF	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 22, 2019 was 663,440,036.

Synchrony Financial

Certain Defined Terms
Except as the context may otherwise require in this report, references to:

•	“we,” “us,” “our” and the “Company” are to SYNCHRONY FINANCIAL and its subsidiaries;

•	“Synchrony” are to SYNCHRONY FINANCIAL only;

•	the “Bank” are to Synchrony Bank (a subsidiary of Synchrony);

•	the “Board of Directors” or “Board” are to Synchrony's board of directors;

•	“GE” are to General Electric Company and its subsidiaries; and

•	“FICO” are to a credit score developed by Fair Isaac & Co., which is widely used as a means of evaluating the likelihood that credit users will pay their obligations.
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
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this report and in our public filings, including under the heading “Risk Factors Relating to Our Business” and “Risk Factors Relating to Regulation” in our 2018 Form 10-K. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties, or potentially inaccurate assumptions that could cause our current expectations or beliefs to change. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.

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
Introduction and Business Overview
____________________________________________________________________________________________
We are a premier consumer financial services company delivering customized financing programs across key industries including retail, health, auto, travel and home, along with award-winning consumer banking products. We provide a range of credit products through our financing programs which we have established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” For the three and six months ended June 30, 2019, we financed $38.3 billion and $70.8 billion of purchase volume, respectively, and had 75.5 million and 76.5 million average active accounts, respectively, and at June 30, 2019, we had $81.8 billion of loan receivables.
We offer our credit products primarily through our wholly-owned subsidiary, the Bank. In addition, through the Bank, we offer, directly to retail and commercial customers, a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”), including certificates of deposit, individual retirement accounts (“IRAs”), money market accounts and savings accounts. We also take deposits at the Bank through third-party securities brokerage firms that offer our FDIC-insured deposit products to their customers. We have significantly expanded our online direct banking operations in recent years and our deposit base serves as a source of stable and diversified low cost funding for our credit activities. At June 30, 2019, we had $65.6 billion in deposits, which represented 75% of our total funding sources.
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
The following table sets forth each credit product by type and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at June 30, 2019.

		Promotional Offer
Credit Product	Standard Terms Only	Deferred Interest	Other Promotional	Total
Credit cards	62.6%	18.6%	14.8%	96.0%
Commercial credit products	1.6	—	—	1.6
Consumer installment loans	—	—	2.4	2.4
Other	—	—	—	—
Total	64.2%	18.6%	17.2%	100.0%
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

Business Trends and Conditions
____________________________________________________________________________________________
We believe our business and results of operations will be impacted in the future by various trends and conditions. For a discussion of certain trends and conditions, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Trends and Conditions” in our 2018 Form 10-K. For a discussion of how certain trends and conditions impacted the three and six months ended June 30, 2019, see “—Results of Operations.”
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

Results of Operations
____________________________________________________________________________________________
Highlights for the Three and Six Months Ended June 30, 2019
Below are highlights of our performance for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018, as applicable, except as otherwise noted.

•
Net earnings increased 22.6% to $853 million and 46.7% to $1,960 million for the three and six months ended June 30, 2019, respectively, driven by higher net interest income and decreases in provision for loan losses, partially offset by increases in retailer share arrangements, other expense and provision for income taxes.

•
Loan receivables increased 3.7% to $81,796 million at June 30, 2019 compared to June 30, 2018, primarily driven by the PayPal Credit acquisition, higher purchase volume and average active account growth, partially offset by the reclassification of $8.1 billion of loan receivables associated with the Walmart portfolio to loan receivables held for sale.

•
Net interest income increased 11.2% to $4,155 million and 10.6% to $8,381 million for the three and six months ended June 30, 2019, respectively, primarily due to higher average loan receivables growth, partially offset by increases in interest expense reflecting higher benchmark interest rates and growth.

•
Retailer share arrangements increased 31.5% to $859 million and 32.0% to $1,813 million for the three and six months ended June 30, 2019, respectively, primarily due to growth, including the PayPal Credit acquisition, and improved performance of the programs in which we have retailer share arrangements.

•
Over-30 day loan delinquencies as a percentage of period-end loan receivables increased 26 basis points to 4.43% at June 30, 2019 primarily due to the impact of reclassification of the Walmart portfolio to loan receivables held for sale, and the net charge-off rate remained relatively stable, increasing 4 basis points to 6.01% and decreasing 2 basis points to 6.04% for the three and six months ended June 30, 2019, respectively.

•
Provision for loan losses decreased by $82 million, or 6.4%, and $585 million, or 22.1%, for the three and six months ended June 30, 2019, respectively, primarily driven by reductions in reserves for loan losses related to the expected sale of the Walmart portfolio. These reductions totaled $247 million and $769 million for the three and six months ended June 30, 2019, respectively. These reductions in reserves were partially offset by higher net charge-offs in line with loan receivables growth. Our allowance coverage ratio (allowance for loan losses as a percent of end of period loan receivables) decreased to 7.10% at June 30, 2019, as compared to 7.43% at June 30, 2018.

•	Other expense increased by $84 million, or 8.6%, and $139 million, or 7.1%, for the three and six months ended June 30, 2019, respectively, primarily driven by the PayPal Credit acquisition.

•
At June 30, 2019, deposits represented 75% of our total funding sources. Total deposits increased 2.5% to $65.6 billion at June 30, 2019, compared to December 31, 2018. Growth in our direct deposits of 6.9% to $52.8 billion, was partially offset by lower brokered deposits.

•
On May 9, 2019, we announced that our Board approved a share repurchase program of up to $4.0 billion through June 30, 2020 and intends to increase our quarterly dividend to $0.22 per common share commencing in the third quarter of 2019. During the six months ended June 30, 2019, we repurchased $1.7 billion of our outstanding common stock, and declared and paid cash dividends of $0.42 per share, or $295 million.

•	In March 2019, we announced our acquisition of Pets Best and entry into the pet health insurance industry as a managing general agent.

2019 Partner Agreements

•
In our Payment Solutions sales platform, we expanded our Synchrony Car Care program acceptance network, announced our new partnerships with Samsung HVAC and Zero Motorcycles, extended our program agreements with CCA Global Partners, P.C. Richard & Son, Penske, Rheem and Suzuki and launched our new program with Fanatics.

•
In our CareCredit sales platform, we expanded our network through our new partnerships with Baylor Scott & White Medical Center, Lehigh Valley Physician's Group and Simplee, renewed our agreement with Bosley and launched our new program with Lighthouse.

Summary Earnings
The following table sets forth our results of operations for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2019	2018	2019	2018
Interest income	$4,738	$4,174	$9,524	$8,418
Interest expense	583	437	1,143	839
Net interest income	4,155	3,737	8,381	7,579
Retailer share arrangements	(859)	(653)	(1,813)	(1,373)
Provision for loan losses	1,198	1,280	2,057	2,642
Net interest income, after retailer share arrangements and provision for loan losses	2,098	1,804	4,511	3,564
Other income	90	63	182	138
Other expense	1,059	975	2,102	1,963
Earnings before provision for income taxes	1,129	892	2,591	1,739
Provision for income taxes	276	196	631	403
Net earnings	$853	$696	$1,960	$1,336

Other Financial and Statistical Data
The following table sets forth certain other financial and statistical data for the periods indicated.

	At and for the		At and for the
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2019	2018	2019	2018
Financial Position Data (Average):
Loan receivables, including held for sale	$88,792	$77,853	$89,344	$78,468
Total assets	$104,903	$96,214	$105,100	$95,962
Deposits	$64,497	$57,573	$64,280	$57,117
Borrowings	$21,328	$20,935	$21,811	$21,069
Total equity	$14,818	$14,407	$14,804	$14,342
Selected Performance Metrics:
Purchase volume(1)(2)	$38,291	$34,268	$70,804	$63,894
Retail Card	$29,530	$25,926	$54,190	$48,067
Payment Solutions	$5,948	$5,702	$11,197	$10,766
CareCredit	$2,813	$2,640	$5,417	$5,061
Average active accounts (in thousands)(2)(3)	75,525	69,344	76,545	70,540
Net interest margin(4)	15.75%	15.33%	15.92%	15.69%
Net charge-offs	$1,331	$1,159	$2,675	$2,357
Net charge-offs as a % of average loan receivables, including held for sale	6.01%	5.97%	6.04%	6.06%
Allowance coverage ratio(5)	7.10%	7.43%	7.10%	7.43%
Return on assets(6)	3.3%	2.9%	3.8%	2.8%
Return on equity(7)	23.1%	19.4%	26.7%	18.8%
Equity to assets(8)	14.13%	14.97%	14.09%	14.95%
Other expense as a % of average loan receivables, including held for sale	4.78%	5.02%	4.74%	5.04%
Efficiency ratio(9)	31.3%	31.0%	31.1%	30.9%
Effective income tax rate	24.4%	22.0%	24.4%	23.2%
Selected Period-End Data:
Loan receivables	$81,796	$78,879	$81,796	$78,879
Allowance for loan losses	$5,809	$5,859	$5,809	$5,859
30+ days past due as a % of period-end loan receivables(10)	4.43%	4.17%	4.43%	4.17%
90+ days past due as a % of period-end loan receivables(10)	2.16%	1.98%	2.16%	1.98%
Total active accounts (in thousands)(2)(3)	76,065	69,767	76,065	69,767
______________________

(1)	Purchase volume, or net credit sales, represents the aggregate amount of charges incurred on credit cards or other credit product accounts less returns during the period.

(2)	Includes activity and accounts associated with loan receivables held for sale.

(3)	Active accounts represent credit card or installment loan accounts on which there has been a purchase, payment or outstanding balance in the current month.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

(5)	Allowance coverage ratio represents allowance for loan losses divided by total period-end loan receivables.

(6)	Return on assets represents net earnings as a percentage of average total assets.

(7)	Return on equity represents net earnings as a percentage of average total equity.

(8)	Equity to assets represents average equity as a percentage of average total assets.

(9)	Efficiency ratio represents (i) other expense, divided by (ii) sum of net interest income, plus other income, less retailer share arrangements.

(10)	Based on customer statement-end balances extrapolated to the respective period-end date.

Average Balance Sheet
The following tables set forth information for the periods indicated regarding average balance sheet data, which are used in the discussion of interest income, interest expense and net interest income that follows.

	2019			2018
Three months ended June 30 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$10,989	$66	2.41%	$13,097	$59	1.81%
Securities available for sale	6,010	36	2.40%	6,803	34	2.00%
Loan receivables(3):
Credit cards, including held for sale	85,488	4,557	21.38%	74,809	4,010	21.50%
Consumer installment loans	1,924	44	9.17%	1,648	37	9.01%
Commercial credit products	1,330	34	10.25%	1,346	34	10.13%
Other	50	1	NM	50	—	—%
Total loan receivables	88,792	4,636	20.94%	77,853	4,081	21.03%
Total interest-earning assets	105,791	4,738	17.96%	97,753	4,174	17.13%
Non-interest-earning assets:
Cash and due from banks	1,271			1,161
Allowance for loan losses	(5,911)			(5,768)
Other assets	3,752			3,068
Total non-interest-earning assets	(888)			(1,539)
Total assets	$104,903			$96,214
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$64,226	$397	2.48%	$57,303	$273	1.91%
Borrowings of consolidated securitization entities	11,785	90	3.06%	11,821	80	2.71%
Senior unsecured notes	9,543	96	4.03%	9,114	84	3.70%
Total interest-bearing liabilities	85,554	583	2.73%	78,238	437	2.24%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	271			270
Other liabilities	4,260			3,299
Total non-interest-bearing liabilities	4,531			3,569
Total liabilities	90,085			81,807
Equity
Total equity	14,818			14,407
Total liabilities and equity	$104,903			$96,214
Interest rate spread(4)			15.23%			14.89%
Net interest income		$4,155			$3,737
Net interest margin(5)			15.75%			15.33%

	2019			2018
Six months ended June 30 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$11,011	$131	2.40%	$12,768	$106	1.67%
Securities available for sale	5,826	70	2.42%	6,197	59	1.92%
Loan receivables(3):
Credit cards, including held for sale	86,125	9,168	21.47%	75,492	8,109	21.66%
Consumer installment loans	1,884	86	9.21%	1,610	73	9.14%
Commercial credit products	1,291	68	10.62%	1,316	70	10.73%
Other	44	1	4.58%	50	1	4.03%
Total loan receivables	89,344	9,323	21.04%	78,468	8,253	21.21%
Total interest-earning assets	106,181	9,524	18.09%	97,433	8,418	17.42%
Non-interest-earning assets:
Cash and due from banks	1,303			1,179
Allowance for loan losses	(6,125)			(5,689)
Other assets	3,741			3,039
Total non-interest-earning assets	(1,081)			(1,471)
Total assets	$105,100			$95,962
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$64,002	$772	2.43%	$56,832	$522	1.85%
Borrowings of consolidated securitization entities	12,592	190	3.04%	12,114	154	2.56%
Senior unsecured notes	9,219	181	3.96%	8,955	163	3.67%
Total interest-bearing liabilities	85,813	1,143	2.69%	77,901	839	2.17%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	278			285
Other liabilities	4,205			3,434
Total non-interest-bearing liabilities	4,483			3,719
Total liabilities	90,296			81,620
Equity

Total equity	14,804			14,342
Total liabilities and equity	$105,100			$95,962
Interest rate spread(4)			15.40%			15.25%
Net interest income		$8,381			$7,579
Net interest margin(5)			15.92%			15.69%
______________________

(1)	Average yields/rates are based on total interest income/expense over average balances.

(2)
Includes average restricted cash balances of $426 million and $365 million for the three months ended June 30, 2019 and 2018, respectively and $706 million and $567 million for the six months ended June 30, 2019 and 2018, respectively.

(3)
Interest income on loan receivables includes fees on loans of $661 million and $595 million for the three months ended June 30, 2019 and 2018, respectively and $1,354 million and $1,239 million for the six months ended June 30, 2019 and 2018, respectively.

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
Interest Income
Interest income increased by $564 million, or 13.5%, and $1,106 million, or 13.1%, for the three and six months ended June 30, 2019, driven primarily by growth in our average loan receivables.
Average interest-earning assets

Three months ended June 30 ($ in millions)	2019	%	2018	%
Loan receivables, including held for sale	$88,792	83.9%	$77,853	79.6%
Liquidity portfolio and other	16,999	16.1%	19,900	20.4%
Total average interest-earning assets	$105,791	100.0%	$97,753	100.0%

Six months ended June 30 ($ in millions)	2019	%	2018	%
Loan receivables, including held for sale	$89,344	84.1%	$78,468	80.5%
Liquidity portfolio and other	16,837	15.9%	18,965	19.5%
Total average interest-earning assets	$106,181	100.0%	$97,433	100.0%
The increase in average loan receivables of 14.1% and 13.9% for the three and six months ended June 30, 2019, respectively, was driven by the PayPal Credit acquisition, higher purchase volume and average active account growth. Purchase volume increased 11.7% and 10.8%, and average active accounts increased 8.9% and 8.5%, for the three and six months ended June 30, 2019, respectively, including the effects of the PayPal Credit acquisition.
Yield on average interest-earning assets
The yield on average interest-earning assets increased for the three and six months ended June 30, 2019, primarily due to increases in the percentage of interest-earning assets attributable to loan receivables, partially offset by a decrease in the yield on our average loan receivables. The decrease in yield was 9 basis points to 20.94% and 17 basis points to 21.04% for the three and six months ended June 30, 2019, respectively, primarily due to the impact of adding the PayPal Credit program.
Interest Expense
Interest expense increased by $146 million, or 33.4%, and $304 million, or 36.2%, for the three and six months ended June 30, 2019, respectively, driven primarily by higher benchmark interest rates and growth. Our cost of funds increased to 2.73% and 2.69% for the three and six months ended June 30, 2019, respectively, compared to 2.24% and 2.17% for the three and six months ended June 30, 2018, respectively.

Average interest-bearing liabilities

Three months ended June 30 ($ in millions)	2019	%	2018	%
Interest-bearing deposit accounts	$64,226	75.1%	$57,303	73.2%
Borrowings of consolidated securitization entities	11,785	13.8%	11,821	15.1%
Senior unsecured notes	9,543	11.1%	9,114	11.7%
Total average interest-bearing liabilities	$85,554	100.0%	$78,238	100.0%

Six months ended June 30 ($ in millions)	2019	%	2018	%
Interest-bearing deposit accounts	$64,002	74.6%	$56,832	73.0%
Borrowings of consolidated securitization entities	12,592	14.7%	12,114	15.5%
Senior unsecured notes	9,219	10.7%	8,955	11.5%
Total average interest-bearing liabilities	$85,813	100.0%	$77,901	100.0%
The increases in average interest-bearing liabilities for the three and six months ended June 30, 2019 were driven primarily by growth in our direct deposits.
Net Interest Income
Net interest income increased by $418 million, or 11.2%, and $802 million, or 10.6%, for the three and six months ended June 30, 2019, respectively, driven primarily by higher average loan receivables, partially offset by increases in interest expense reflecting higher benchmark interest rates and growth.
Retailer Share Arrangements
Retailer share arrangements increased by $206 million, or 31.5%, and $440 million, or 32.0%, for the three and six months ended June 30, 2019, respectively, primarily due to growth, including the PayPal Credit acquisition, and improved performance of the programs in which we have retailer share arrangements.
Provision for Loan Losses
Provision for loan losses decreased by $82 million, or 6.4%, and $585 million, or 22.1%, for the three and six months ended June 30, 2019, respectively, primarily driven by reductions in reserves for loan losses related to the expected sale of the Walmart portfolio. These reductions totaled $247 million and $769 million for the three and six months ended June 30, 2019, respectively. The reduction for the six months ended June 30, 2019 includes a $522 million reserve release following the reclassification of the Walmart portfolio to loan receivables held for sale on our Condensed Consolidated Statement of Financial Position in the first quarter of 2019. These reductions in reserves were partially offset by higher net charge-offs in line with loan receivables growth. Our allowance coverage ratio decreased to 7.10% at June 30, 2019, as compared to 7.43% at June 30, 2018.
Other Income

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2019	2018	2019	2018
Interchange revenue	$194	$177	$359	$335
Debt cancellation fees	69	66	137	132
Loyalty programs	(192)	(192)	(359)	(347)
Other	19	12	45	18
Total other income	$90	$63	$182	$138

Other income increased by $27 million, or 42.9%, and $44 million, or 31.9%, for the three and six months ended June 30, 2019, respectively. The increase for the three months ended June 30, 2019 was primarily due to an increase in interchange revenue driven by increased purchase volume outside of our retail partners' sales channels. The increase for the six months ended June 30, 2019 was primarily due to an increase in interchange revenue, a reduction in certain contingent consideration obligations and higher investment gains, partially offset by higher loyalty costs.
Other Expense

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2019	2018	2019	2018
Employee costs	$358	$351	$711	$709
Professional fees	231	177	463	343
Marketing and business development	135	110	258	231
Information processing	123	99	236	203
Other	212	238	434	477
Total other expense	$1,059	$975	$2,102	$1,963
Other expense increased by $84 million, or 8.6%, and $139 million, or 7.1%, for the three and six months ended June 30, 2019, respectively, primarily due to an increase in professional fees. The increase in professional fees was primarily due to interim servicing costs associated with acquired portfolios, including the PayPal Credit portfolio.

Provision for Income Taxes

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2019	2018	2019	2018
Effective tax rate	24.4%	22.0%	24.4%	23.2%
Provision for income taxes	$276	$196	$631	$403
The effective tax rate for the three and six months ended June 30, 2019 increased compared to the same periods in the prior year primarily due to a tax benefit recorded in the prior year following a methodology change related to loyalty costs. In each period, the effective tax rate differs from the applicable U.S. federal statutory rate primarily due to state income taxes.
Platform Analysis
As discussed above under “—Our Sales Platforms,” we offer our products through three sales platforms (Retail Card, Payment Solutions and CareCredit), which management measures based on their revenue-generating activities. The following is a discussion of certain supplemental information for the three and six months ended June 30, 2019, for each of our sales platforms.
Beginning in the first quarter of 2019, our oil and gas retail credit programs, previously reported within our Retail Card sales platform, are now reported within our Payment Solutions sales platform. We have recast all prior-period reported metrics for our Retail Card and Payment Solutions sales platforms to conform to the current-period presentation.
Retail Card

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2019	2018	2019	2018
Purchase volume	$29,530	$25,926	$54,190	$48,067
Period-end loan receivables	$52,307	$51,473	$52,307	$51,473
Average loan receivables, including held for sale	$59,861	$51,011	$60,409	$51,628
Average active accounts (in thousands)	57,212	51,680	58,132	52,769

Interest and fees on loans	$3,390	$2,915	$6,844	$5,930
Retailer share arrangements	$(836)	$(637)	$(1,776)	$(1,345)
Other income	$59	$54	$135	$123
Retail Card interest and fees on loans increased by $475 million, or 16.3%, and $914 million, or 15.4%, for the three and six months ended June 30, 2019, respectively. The increase was primarily the result of growth in average loan receivables largely driven by the PayPal Credit acquisition.
Retailer share arrangements increased by $199 million, or 31.2%, and $431 million, or 32.0%, for the three and six months ended June 30, 2019, respectively, primarily as a result of the factors discussed under the heading “Retailer Share Arrangements” above.
Other income increased by $5 million, or 9.3%, and $12.0 million, or 9.8%, for the three and six months ended June 30, 2019, primarily as a result of the factors discussed under the heading “Other Income” above.

Payment Solutions

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2019	2018	2019	2018
Purchase volume	$5,948	$5,702	$11,197	$10,766
Period-end loan receivables	$19,766	$18,320	$19,766	$18,320
Average loan receivables	$19,409	$17,978	$19,453	$18,014
Average active accounts (in thousands)	12,227	11,845	12,321	11,934

Interest and fees on loans	$685	$644	$1,371	$1,287
Retailer share arrangements	$(21)	$(14)	$(33)	$(24)
Other income	$11	$(2)	$12	$(4)
Payment Solutions interest and fees on loans increased by $41 million, or 6.4%, and $84 million, or 6.5%, for the three and six months ended June 30, 2019, respectively. The increase was primarily driven by growth in average loan receivables.
CareCredit

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2019	2018	2019	2018
Purchase volume	$2,813	$2,640	$5,417	$5,061
Period-end loan receivables	$9,723	$9,086	$9,723	$9,086
Average loan receivables	$9,522	$8,864	$9,482	$8,826
Average active accounts (in thousands)	6,086	5,819	6,092	5,837

Interest and fees on loans	$561	$522	$1,108	$1,036
Retailer share arrangements	$(2)	$(2)	$(4)	$(4)
Other income	$20	$11	$35	$19
CareCredit interest and fees on loans increased by $39 million, or 7.5%, and $72 million, or 6.9%, for the three and six months ended June 30, 2019, respectively. The increase was primarily driven by growth in average loan receivables.
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

($ in millions)	At June 30, 2019	(%)	At December 31, 2018	(%)
Loans
Credit cards	$78,446	96.0%	$89,994	96.6%
Consumer installment loans	1,983	2.4	1,845	2.0
Commercial credit products	1,328	1.6	1,260	1.4
Other	39	—	40	—
Total loans	$81,796	100.0%	$93,139	100.0%

Loan receivables decreased by $11.3 billion, or 12.2%, at June 30, 2019 compared to December 31, 2018, primarily driven by the reclassification of $8.1 billion of loan receivables associated with the Walmart portfolio to loan receivables held for sale and the seasonality of our business.
Loan receivables increased by $2.9 billion, or 3.7%, at June 30, 2019 compared to June 30, 2018, primarily driven by the PayPal Credit acquisition, higher purchase volume and average active account growth, partially offset by the reclassification of the Walmart portfolio to loan receivables held for sale.
Our loan receivables portfolio had the following geographic concentration at June 30, 2019.

($ in millions)	Loan Receivables Outstanding	% of Total Loan Receivables Outstanding
State
California	$8,668	10.6%
Texas	$8,098	9.9%
Florida	$6,846	8.4%
New York	$4,698	5.7%
Pennsylvania	$3,401	4.2%
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

($ in millions)	At June 30, 2019	At December 31, 2018
Non-accrual loan receivables(1)	$4	$5
Loans contractually 90 days past-due and still accruing interest	1,759	2,116
Earning TDRs(2)	931	1,085
Non-accrual, past-due and restructured loan receivables	$2,694	$3,206
______________________

(1)	Excludes purchase credit impaired (“PCI”) loan receivables.

(2)
At June 30, 2019 and December 31, 2018, balances exclude $132 million and $122 million, respectively, of TDRs which are included in loans contractually 90 days past-due and still accruing interest on the balance. See Note 4. Loan Receivables and Allowance for Loan Losses to our condensed consolidated financial statements for additional information on the financial effects of TDRs for the three and six months ended June 30, 2019 and 2018.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2019	2018	2019	2018
Gross amount of interest income that would have been recorded in accordance with the original contractual terms	$66	$65	$130	$127
Interest income recognized	11	12	22	24
Total interest income foregone	$55	$53	$108	$103
Delinquencies
Over-30 day loan delinquencies as a percentage of period-end loan receivables increased to 4.43% at June 30, 2019 from 4.17% at June 30, 2018, and decreased from 4.76% at December 31, 2018. The increase was primarily driven by the reclassification of loan receivables related to the Walmart portfolio to loan receivables held for sale. The decrease as compared to December 31, 2018 was due to the seasonality of our business partially offset by the increase related to the Walmart portfolio discussed above.
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
The table below sets forth the ratio of net charge-offs to average loan receivables, including held for sale, for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Ratio of net charge-offs to average loan receivables, including held for sale	6.01%	5.97%	6.04%	6.06%
Allowance for Loan Losses
The allowance for loan losses totaled $5,809 million at June 30, 2019, compared with $6,427 million at December 31, 2018 and $5,859 million at June 30, 2018, representing our best estimate of probable losses inherent in the portfolio. Our allowance for loan losses as a percentage of total loan receivables increased to 7.10% at June 30, 2019, from 6.90% at December 31, 2018 and decreased from 7.43% at June 30, 2018. The increase from December 31, 2018 is primarily driven by the seasonality of our business. The decrease compared to the prior year is primarily driven by the reclassification of loan receivables associated with the Walmart portfolio to loan receivables held for sale. See "Business Trends and Conditions — Asset Quality" in our 2018 Form 10-K for discussion of the various factors that contribute to forecasted net charge-offs over the next twelve months.
The following tables provide changes in our allowance for loan losses for the periods presented:

($ in millions)	Balance at April 1, 2019	Provision charged to operations	Gross charge-offs	Recoveries	Balance at June 30, 2019

Credit cards	$5,840	$1,169	$(1,568)	$261	$5,702
Consumer installment loans	47	13	(14)	4	50
Commercial credit products	54	14	(15)	2	55
Other	1	2	(1)	—	2
Total	$5,942	$1,198	$(1,598)	$267	$5,809

($ in millions)	Balance at April 1, 2018	Provision charged to operations	Gross charge-offs	Recoveries	Balance at June 30, 2018

Credit cards	$5,640	$1,255	$(1,375)	$237	$5,757
Consumer installment loans	45	14	(12)	4	51
Commercial credit products	52	11	(14)	1	50
Other	1	—	—	—	1
Total	$5,738	$1,280	$(1,401)	$242	$5,859

($ in millions)	Balance at January 1, 2019	Provision charged to operations	Gross charge-offs	Recoveries	Balance at June 30, 2019

Credit cards	$6,327	$2,001	$(3,162)	$536	$5,702
Consumer installment loans	44	28	(31)	9	50
Commercial credit products	55	26	(29)	3	55
Other	1	2	(1)	—	2
Total	$6,427	$2,057	$(3,223)	$548	$5,809

	Balance at January 1, 2018	Provision charged to operations	Gross charge- offs	Recoveries	Balance at June 30, 2018
($ in millions)
Credit cards	$5,483	$2,589	$(2,747)	$432	$5,757
Consumer installment loans	40	30	(27)	8	51
Commercial credit products	50	23	(26)	3	50
Other	1	—	—	—	1
Total	$5,574	$2,642	$(2,800)	$443	$5,859
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
Funding Sources
Our primary funding sources include cash from operations, deposits (direct and brokered deposits), securitized financings and senior unsecured notes.
The following table summarizes information concerning our funding sources during the periods indicated:

	2019			2018
Three months ended June 30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$64,226	75.1%	2.5%	$57,303	73.2%	1.9%
Securitized financings	11,785	13.8	3.1	11,821	15.1	2.7
Senior unsecured notes	9,543	11.1	4.0	9,114	11.7	3.7
Total	$85,554	100.0%	2.7%	$78,238	100.0%	2.2%

______________________

(1)
Excludes $271 million and $270 million average balance of non-interest-bearing deposits for the three months ended June 30, 2019 and 2018, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the three months ended June 30, 2019 and 2018.

	2019			2018
Six months ended June 30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$64,002	74.6%	2.4%	$56,832	73.0%	1.9%
Securitized financings	12,592	14.7	3.0	12,114	15.5	2.6
Senior unsecured notes	9,219	10.7	4.0	8,955	11.5	3.7
Total	$85,813	100.0%	2.7%	$77,901	100.0%	2.2%
______________________

(1)
Excludes $278 million and $285 million average balance of non-interest-bearing deposits for the six months ended June 30, 2019 and 2018, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the six months ended June 30, 2019 and 2018.

Deposits
We obtain deposits directly from retail and commercial customers (“direct deposits”) or through third-party brokerage firms that offer our deposits to their customers (“brokered deposits”). At June 30, 2019, we had $52.8 billion in direct deposits and $12.8 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger that channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to continue to expand our direct deposits base as a source of stable and diversified low-cost funding.
Our direct deposits include a range of FDIC-insured deposit products, including certificates of deposit, IRAs, money market accounts and savings accounts.
Brokered deposits are primarily from retail customers of large brokerage firms. We have relationships with 11 brokers that offer our deposits through their networks. Our brokered deposits consist primarily of certificates of deposit that bear interest at a fixed rate and at June 30, 2019, had a weighted average remaining life of 2.2 years. These deposits generally are not subject to early withdrawal.
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
The following table summarizes certain information regarding our interest-bearing deposits by type (all of which constitute U.S. deposits) for the periods indicated:

Three months ended June 30 ($ in millions)	2019			2018
	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$33,492	52.2%	2.5%	$26,906	46.9%	1.9%
Savings accounts (including money market accounts)	18,628	29.0	2.2	18,206	31.8	1.6
Brokered deposits	12,106	18.8	2.8	12,191	21.3	2.5
Total interest-bearing deposits	$64,226	100.0%	2.5%	$57,303	100.0%	1.9%

Six months ended June 30 ($ in millions)	2019			2018
	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$32,662	51.1%	2.5%	$26,467	46.6%	1.8%
Savings accounts (including money market accounts)	18,509	28.9	2.2	18,011	31.7	1.5
Brokered deposits	12,831	20.0	2.7	12,354	21.7	2.4
Total interest-bearing deposits	$64,002	100.0%	2.4%	$56,832	100.0%	1.9%
Our deposit liabilities provide funding with maturities ranging from one day to ten years. At June 30, 2019, the weighted average maturity of our interest-bearing time deposits was 1.2 years. See Note 7. Deposits to our condensed consolidated financial statements for more information on their maturities.
The following table summarizes deposits by contractual maturity at June 30, 2019.

($ in millions)	3 Months or Less	Over 3 Months but within 6 Months	Over 6 Months but within 12 Months	Over 12 Months	Total
U.S. deposits (less than $100,000)(1)	$10,329	$2,833	$7,603	$7,940	$28,705
U.S. deposits ($100,000 or more)
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	4,199	2,475	11,420	3,768	21,862
Savings accounts (including money market accounts)	13,301	—	—	—	13,301
Brokered deposits:
Sweep accounts	1,777	—	—	—	1,777
Total	$29,606	$5,308	$19,023	$11,708	$65,645
______________________

(1)	Includes brokered certificates of deposit for which underlying individual deposit balances are assumed to be less than $100,000.
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

The following table summarizes expected contractual maturities of the investors’ interests in securitized financings, excluding debt premiums, discounts and issuance costs at June 30, 2019.

($ in millions)	Less Than One Year	One Year Through Three Years	After Three Through Five Years	After Five Years	Total
Scheduled maturities of long-term borrowings—owed to securitization investors:
SYNCT(1)	$3,037	$3,202	$1,590	$—	$7,829
SFT	—	1,025	—	—	1,025
SYNIT(1)	—	3,100	—	—	3,100
Total long-term borrowings—owed to securitization investors	$3,037	$7,327	$1,590	$—	$11,954
______________________

(1)	Excludes subordinated classes of SYNCT notes and SYNIT notes that we own.
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
The following table summarizes for each of our trusts the three-month rolling average excess spread at June 30, 2019.

	Note Principal Balance ($ in millions)	# of Series Outstanding	Three-Month Rolling Average Excess Spread(1)
SYNCT(2)	$8,541	12	~14.4% to 16.1%
SFT	$1,025	10	12.3%
SYNIT(2)	$3,115	5	~14.9% to 15.6%
______________________

(1)
Represents the excess spread (generally calculated as interest income collected from the applicable pool of loan receivables less applicable net charge-offs, interest expense and servicing costs, divided by the aggregate principal amount of loan receivables in the applicable pool) for SFT or, in the case of SYNCT and SYNIT, a range of the excess spreads relating to the particular series issued within each trust and omitting any series that have not been outstanding for at least three full monthly periods, in each case calculated in accordance with the applicable trust or series documentation, for the three securitization monthly periods ended June 30, 2019.

(2)	Includes subordinated classes of SYNCT and SYNIT notes that we own.

Senior Unsecured Notes
The following table provides a summary of our outstanding senior unsecured notes at June 30, 2019, which includes $1.25 billion of senior unsecured notes issued during the three months ended March 31, 2019.

Issuance Date	Interest Rate(1)	Maturity	Principal Amount Outstanding(2)
($ in millions)
Fixed rate senior unsecured notes:
Synchrony Financial
August 2014	3.000%	August 2019	$600
August 2014	3.750%	August 2021	750
August 2014	4.250%	August 2024	1,250
February 2015	2.700%	February 2020	750
July 2015	4.500%	July 2025	1,000
August 2016	3.700%	August 2026	500
December 2017	3.950%	December 2027	1,000
March 2019	4.375%	March 2024	600
March 2019	5.150%	March 2029	650
Synchrony Bank
June 2017	3.000%	June 2022	750
May 2018	3.650%	May 2021	750
Total fixed rate senior unsecured notes			$8,600

Floating rate senior unsecured notes:
Synchrony Financial
February 2015	Three-month LIBOR plus 1.23%	February 2020	$250
Synchrony Bank
January 2018	Three-month LIBOR plus 0.625%	March 2020	500
Total floating rate senior unsecured notes			$750
______________________

(1)	Weighted average interest rate of all senior unsecured notes at June 30, 2019 was 3.81%.

(2)	The amounts shown exclude unamortized debt discount, premiums and issuance cost.
In addition to the issuances above, on July 25, 2019, we issued a total of $750 million principal amount of 2.850% senior unsecured notes due 2022.
Short-Term Borrowings
Except as described above, there were no material short-term borrowings for the periods presented.
Other
At June 30, 2019, we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
Covenants
The indenture pursuant to which our senior unsecured notes have been issued includes various covenants. If we do not satisfy any of these covenants, the maturity of amounts outstanding thereunder may be accelerated and become payable. We were in compliance with all of these covenants at June 30, 2019.

At June 30, 2019, we were not in default under any of our credit facilities or senior unsecured notes.
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
We maintain a liquidity portfolio, which at June 30, 2019 had $16.7 billion of liquid assets, primarily consisting of cash and equivalents and short-term obligations of the U.S. Treasury, less cash in transit which is not considered to be liquid, compared to $14.8 billion of liquid assets at December 31, 2018. The increase in liquid assets was primarily due to the retention of excess cash flows from operations and the seasonality of our business, partially offset by the deployment of capital through the execution of our capital plan.
As additional sources of liquidity, at June 30, 2019, we had an aggregate of $6.6 billion of undrawn committed capacity on our securitized financings, subject to customary borrowing conditions, from private lenders under our securitization programs and $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders, and we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
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
Debt Securities
____________________________________________________________________________________________
The following discussion provides supplemental information regarding our debt securities portfolio. All of our debt securities are classified as available-for-sale at June 30, 2019 and December 31, 2018, and are held to meet our liquidity objectives and to comply with the Community Reinvestment Act. Debt securities classified as available-for-sale are reported in our Condensed Consolidated Statements of Financial Position at fair value.
The following table sets forth the amortized cost and fair value of our portfolio of debt securities at the dates indicated:

	At June 30, 2019		At December 31, 2018
($ in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
U.S. government and federal agency	$2,813	$2,816	$2,889	$2,888
State and municipal	48	47	50	48
Residential mortgage-backed	1,118	1,107	1,180	1,139
Asset-backed	2,174	2,177	1,988	1,985
U.S. corporate debt	—	—	2	2
Total	$6,153	$6,147	$6,109	$6,062
Unrealized gains and losses, net of the related tax effects, on available-for-sale debt securities that are not other-than-temporarily impaired are excluded from earnings and are reported as a separate component of comprehensive income (loss) until realized. At June 30, 2019, our debt securities had gross unrealized gains of $11 million and gross unrealized losses of $17 million. At December 31, 2018, our debt securities had gross unrealized gains of $1 million and gross unrealized losses of $48 million.
Our debt securities portfolio had the following maturity distribution at June 30, 2019.

($ in millions)	Due in 1 Year or Less	Due After 1 through 5 Years	Due After 5 through 10 Years	Due After 10 years	Total
U.S. government and federal agency	$2,816	$—	$—	$—	$2,816
State and municipal	—	1	4	42	47
Residential mortgage-backed	—	—	141	966	1,107
Asset-backed	1,659	518	—	—	2,177
Total(1)	$4,475	$519	$145	$1,008	$6,147
Weighted average yield(2)	2.4%	2.6%	3.2%	2.9%	2.5%
______________________

(1)	Amounts stated represent estimated fair value.

(2)	Weighted average yield is calculated based on the amortized cost of each security. In calculating yield, no adjustment has been made with respect to any tax-exempt obligations.
At June 30, 2019, we did not hold investments in any single issuer with an aggregate book value that exceeded 10% of equity, excluding obligations of the U.S. government.

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
Dividend and Share Repurchases

Cash Dividends Declared	Month of Payment	Amount per Common Share	Amount
($ in millions, except per share data)
Three months ended March 31, 2019	February, 2019	$0.21	$150
Three months ended June 30, 2019	May, 2019	0.21	145
Total dividends declared		$0.42	$295

On May 9, 2019, we announced that our Board plans to increase our quarterly dividend to $0.22 per common share commencing in the third quarter of 2019. The declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board and will depend on many factors. For a discussion of regulatory and other restrictions on our ability to pay dividends and repurchase stock, see “Regulation—Risk Factors Relating to Regulation—We are subject to restrictions that limit our ability to pay dividends and repurchase our common stock; the Bank is subject to restrictions that limit its ability to pay dividends to us, which could limit our ability to pay dividends, repurchase our common stock or make payments on our indebtedness” in our 2018 Form 10-K.

Shares Repurchased Under Publicly Announced Programs	Total Number of Shares Purchased	Dollar Value of Shares Purchased

($ and shares in millions)
Three months ended March 31, 2019	30.9	$966
Three months ended June 30, 2019	21.1	$725
Total	52.0	$1,691

In March 2019, we completed our 2018 Share Repurchase Program of $2.2 billion. On May 9, 2019, we announced our Board's approval of a new share repurchase program of up to $4.0 billion through June 30, 2020 (the “2019 Share Repurchase Program”).
Through the end of the second quarter of 2019, we have repurchased $725 million of common stock as part of the 2019 Share Repurchase Program and expect to complete the share repurchase program by the end of the second quarter of 2020. We made, and expect to continue to make, share repurchases subject to market conditions and other factors, including legal and regulatory restrictions and required approvals.
Regulatory Capital Requirements - Synchrony Financial
As a savings and loan holding company, we are required to maintain minimum capital ratios, under the applicable U.S. Basel III capital rules. For more information, see “Regulation—Savings and Loan Holding Company Regulation” in our 2018 Form 10-K.

For Synchrony Financial to be a well-capitalized savings and loan holding company, Synchrony Bank must be well-capitalized and Synchrony Financial must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. As of June 30, 2019, Synchrony Financial met all the requirements to be deemed well-capitalized.
The following table sets forth the composition of our capital ratios for the Company calculated under the Basel III Standardized Approach rules at June 30, 2019 and December 31, 2018, respectively.

	Basel III
	At June 30, 2019		At December 31, 2018
($ in millions)	Amount	Ratio(1)	Amount	Ratio(1)
Total risk-based capital	$13,893	15.6%	$14,013	15.3%
Tier 1 risk-based capital	$12,724	14.3%	$12,801	14.0%
Tier 1 leverage	$12,724	12.4%	$12,801	12.3%
Common equity Tier 1 capital	$12,724	14.3%	$12,801	14.0%
Risk-weighted assets	$88,890		$91,742
______________________

(1)
Tier 1 leverage ratio represents total tier 1 capital as a percentage of total average assets, after certain adjustments. All other ratios presented above represent the applicable capital measure as a percentage of risk-weighted assets.

The increase in our Common equity Tier 1 capital ratio was primarily due to the reductions in reserves for loan losses associated with the Walmart portfolio, as well as the seasonal decrease in loan receivables and a corresponding decrease in risk-weighted assets in the six months ended June 30, 2019. These changes were partially offset by share repurchases and dividend payments.
Regulatory Capital Requirements - Synchrony Bank
At June 30, 2019 and December 31, 2018, the Bank met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. The following table sets forth the composition of the Bank’s capital ratios calculated under the Basel III Standardized Approach rules at June 30, 2019 and December 31, 2018.

	At June 30, 2019		At December 31, 2018		Minimum to be Well- Capitalized under Prompt Corrective Action Provisions
($ in millions)	Amount	Ratio	Amount	Ratio	Ratio
Total risk-based capital	$12,091	15.8%	$12,258	15.4%	10.0%
Tier 1 risk-based capital	$11,081	14.5%	$11,207	14.1%	8.0%
Tier 1 leverage	$11,081	12.3%	$11,207	12.4%	5.0%
Common equity Tier 1 capital	$11,081	14.5%	$11,207	14.1%	6.5%
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

Off-Balance Sheet Arrangements and Unfunded Lending Commitments
____________________________________________________________________________________________
We do not have any material off-balance sheet arrangements, including guarantees of third-party obligations. Guarantees are contracts or indemnification agreements that contingently require us to make a guaranteed payment or perform an obligation to a third-party based on certain trigger events. At June 30, 2019, we had not recorded any contingent liabilities in our Condensed Consolidated Statement of Financial Position related to any guarantees. See Note 9 - Fair Value Measurements to our condensed consolidated financial statements for information on contingent consideration liabilities related to business acquisitions.
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
New Accounting Standards
____________________________________________________________________________________________
Current Expected Credit Loss
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, which is effective for the Company on January 1, 2020. This ASU replaces the existing incurred loss impairment guidance with a new impairment model known as the Current Expected Credit Loss (“CECL”) model, which is based on expected credit losses.
We continue to test and refine our estimation models and methodology, assess and develop our internal processes and systems, as well as evaluate the impact on our financial statement disclosures. While we continue to assess the impact CECL will have on January 1, 2020, given the change to expected losses for the estimated life of the financial asset and other significant differences compared to existing GAAP, we estimate that had we adopted this standard at June 30, 2019, this would have resulted in an increase of approximately 50% to 60% to the Company’s allowance for loan losses. Such estimate is provided to enhance investors’ understanding of the potential effects of CECL to our company, and is based on our preliminary analysis, current economic conditions and expectations at June 30, 2019. This preliminary estimate is contingent upon continued testing and refinement of models, methodologies and judgments, as well as ongoing discussions with our banking regulators. We also expect a decrease in the Company's regulatory capital as a result of adoption. Further, the extent of the actual impact of the adoption of CECL at the effective date will depend on the size and asset quality of the portfolio, and economic conditions and forecasts at adoption.
See Note 2. Basis of Presentation and Summary of Significant Accounting Policies — New Accounting Standards, for additional information related to CECL and other recent accounting pronouncements.

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

ITEM 1. FINANCIAL STATEMENTS
Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
____________________________________________________________________________________________

	Three months ended June 30,		Six months ended June 30,
($ in millions, except per share data)	2019	2018	2019	2018
Interest income:
Interest and fees on loans (Note 4)	$4,636	$4,081	$9,323	$8,253
Interest on cash and debt securities	102	93	201	165
Total interest income	4,738	4,174	9,524	8,418
Interest expense:
Interest on deposits	397	273	772	522
Interest on borrowings of consolidated securitization entities	90	80	190	154
Interest on senior unsecured notes	96	84	181	163
Total interest expense	583	437	1,143	839
Net interest income	4,155	3,737	8,381	7,579
Retailer share arrangements	(859)	(653)	(1,813)	(1,373)
Provision for loan losses (Note 4)	1,198	1,280	2,057	2,642
Net interest income, after retailer share arrangements and provision for loan losses	2,098	1,804	4,511	3,564
Other income:
Interchange revenue	194	177	359	335
Debt cancellation fees	69	66	137	132
Loyalty programs	(192)	(192)	(359)	(347)
Other	19	12	45	18
Total other income	90	63	182	138
Other expense:
Employee costs	358	351	711	709
Professional fees	231	177	463	343
Marketing and business development	135	110	258	231
Information processing	123	99	236	203
Other	212	238	434	477
Total other expense	1,059	975	2,102	1,963
Earnings before provision for income taxes	1,129	892	2,591	1,739
Provision for income taxes (Note 12)	276	196	631	403
Net earnings	$853	$696	$1,960	$1,336

Earnings per share
Basic	$1.25	$0.93	$2.82	$1.76
Diluted	$1.24	$0.92	$2.81	$1.75

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
____________________________________________________________________________________________

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2019	2018	2019	2018

Net earnings	$853	$696	$1,960	$1,336

Other comprehensive income (loss)
Debt securities	15	(4)	32	(24)
Currency translation adjustments	(1)	(3)	1	(6)
Employee benefit plans	(1)	—	(1)	1
Other comprehensive income (loss)	13	(7)	32	(29)

Comprehensive income	$866	$689	$1,992	$1,307
Amounts presented net of taxes.

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Financial Position (Unaudited)
____________________________________________________________________________________________

($ in millions)	At June 30, 2019	At December 31, 2018
Assets
Cash and equivalents	$11,755	$9,396
Debt securities (Note 3)	6,147	6,062
Loan receivables: (Notes 4 and 5)
Unsecuritized loans held for investment	55,178	64,969
Restricted loans of consolidated securitization entities	26,618	28,170
Total loan receivables	81,796	93,139
Less: Allowance for loan losses	(5,809)	(6,427)
Loan receivables, net	75,987	86,712
Loan receivables held for sale (Note 4)	8,096	—
Goodwill	1,078	1,024
Intangible assets, net (Note 6)	1,215	1,137
Other assets	2,110	2,461
Total assets	$106,388	$106,792

Liabilities and Equity
Deposits: (Note 7)
Interest-bearing deposit accounts	$65,382	$63,738
Non-interest-bearing deposit accounts	263	281
Total deposits	65,645	64,019
Borrowings: (Notes 5 and 8)
Borrowings of consolidated securitization entities	11,941	14,439
Senior unsecured notes	9,303	9,557
Total borrowings	21,244	23,996
Accrued expenses and other liabilities	4,765	4,099
Total liabilities	$91,654	$92,114

Equity:
Common Stock, par share value $0.001 per share; 4,000,000,000 shares authorized; 833,984,684 shares issued at both June 30, 2019 and December 31, 2018; 668,908,144 and 718,758,598 shares outstanding at June 30, 2019 and December 31, 2018, respectively	$1	$1
Additional paid-in capital	9,500	9,482
Retained earnings	10,627	8,986
Accumulated other comprehensive income (loss):
Debt securities	(5)	(32)
Currency translation adjustments	(27)	(25)
Other	(11)	(5)
Treasury Stock, at cost; 165,076,540 and 115,226,086 shares at June 30, 2019 and December 31, 2018, respectively	(5,351)	(3,729)
Total equity	14,734	14,678
Total liabilities and equity	$106,388	$106,792

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
____________________________________________________________________________________________

	Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity

Balance at January 1, 2018	833,985	$1	$9,445	$6,809	$(64)	$(1,957)	$14,234
Net earnings	—	—	—	640	—	—	640
Other comprehensive income	—	—	—	—	(22)	—	(22)
Purchases of treasury stock	—	—	—	—	—	(410)	(410)
Stock-based compensation	—	—	25	(1)	—	4	28
Dividends - common stock ($0.15 per share)	—	—	—	(114)	—	—	(114)
Balance at March 31, 2018	833,985	$1	$9,470	$7,334	$(86)	$(2,363)	$14,356
Net earnings	—	—	—	696	—	—	696
Other comprehensive income	—	—	—	—	(7)	—	(7)
Purchases of treasury stock	—	—	—	—	—	(491)	(491)
Stock-based compensation	—	—	16	(11)	—	12	17
Dividends - common stock ($0.15 per share)	—	—	—	(113)	—	—	(113)
Balance at June 30, 2018	833,985	$1	$9,486	$7,906	$(93)	$(2,842)	$14,458

Balance at January 1, 2019	833,985	$1	$9,482	$8,986	$(62)	$(3,729)	$14,678
Net earnings	—	—	—	1,107	—	—	1,107
Other comprehensive income	—	—	—	—	19	—	19
Purchases of treasury stock	—	—	—	—	—	(967)	(967)
Stock-based compensation	—	—	7	(17)	—	32	22
Dividends - common stock ($0.21 per share)	—	—	—	(150)	—	—	(150)
Other	—	—	—	13	(13)	—	—
Balance at March 31, 2019	833,985	$1	$9,489	$9,939	$(56)	$(4,664)	$14,709
Net earnings	—	—	—	853	—	—	853
Other comprehensive income	—	—	—	—	13	—	13
Purchases of treasury stock	—	—	—	—	—	(725)	(725)
Stock-based compensation	—	—	11	(20)	—	38	29
Dividends - common stock ($0.21 per share)	—	—	—	(145)	—	—	(145)
Balance at June 30, 2019	833,985	$1	$9,500	$10,627	$(43)	$(5,351)	$14,734

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
____________________________________________________________________________________________

	Six months ended June 30,
($ in millions)	2019	2018
Cash flows - operating activities
Net earnings	$1,960	$1,336
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for loan losses	2,057	2,642
Deferred income taxes	135	(11)
Depreciation and amortization	179	144
(Increase) decrease in interest and fees receivable	(133)	16
(Increase) decrease in other assets	(65)	(112)
Increase (decrease) in accrued expenses and other liabilities	(162)	(256)
All other operating activities	284	322
Cash provided from (used for) operating activities	4,255	4,081

Cash flows - investing activities
Maturity and sales of debt securities	4,097	2,668
Purchases of debt securities	(4,224)	(5,009)
Net (increase) decrease in loan receivables, including held for sale	1,093	330
All other investing activities	(338)	(263)
Cash provided from (used for) investing activities	628	(2,274)

Cash flows - financing activities
Borrowings of consolidated securitization entities
Proceeds from issuance of securitized debt	3,045	2,121
Maturities and repayment of securitized debt	(5,547)	(2,451)
Senior unsecured notes
Proceeds from issuance of senior unsecured notes	1,240	1,244
Maturities and repayment of senior unsecured notes	(1,500)	—
Net increase (decrease) in deposits	1,616	2,484
Purchases of treasury stock	(1,692)	(901)
Dividends paid on common stock	(295)	(227)
All other financing activities	19	(4)
Cash provided from (used for) financing activities	(3,114)	2,266

Increase (decrease) in cash and equivalents, including restricted amounts	1,769	4,073
Cash and equivalents, including restricted amounts, at beginning of period	10,376	11,817
Cash and equivalents at end of period:
Cash and equivalents	11,755	15,675
Restricted cash and equivalents included in other assets	390	215
Total cash and equivalents, including restricted amounts, at end of period	$12,145	$15,890

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
New Accounting Standards
Newly Adopted Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU requires lessees to recognize most leases on their balance sheet. Leases which are identified as capital leases, are now generally identified as financing leases under the new guidance but otherwise their accounting treatment remains relatively unchanged. Leases identified as operating leases generally remain in that category under the new standard, but both a right-of-use asset and a liability for the remaining lease payments are required to be recognized on our statement of financial position. We adopted this guidance retrospectively in the current year as of January 1, 2019, which did not have a material impact on our consolidated financial statements.
Recently Issued But Not Yet Adopted Accounting Standards
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU replaces the existing incurred loss impairment guidance with a new impairment model known as the Current Expected Credit Loss (“CECL”) model, which is based on expected credit losses. The CECL model permits the use of judgment in determining an approach which is most appropriate for the Company, based on their facts and circumstances. The CECL model requires, upon origination of a loan, the recognition of all expected credit losses over the life of the loan based on historical experience, current conditions and reasonable and supportable forecasts. Upon origination of a loan, the estimate of expected credit losses, and any subsequent changes to such estimate, will be recorded through provision for loan losses in our Consolidated Statement of Earnings.
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
We have created a company-wide approach to evaluating the effects of implementing this standard. We continue to test and refine the related estimation models to meet the requirements of the standard and have commenced parallel testing on our core model. We are finalizing the evaluation of key accounting interpretations and the period for which reasonable and supportable forecasts can be made, prior to reverting to historical loss experience for the remaining life of the loan. As we finalize the estimation models and technical decisions, as well as ongoing discussions with our banking regulators, we expect to perform additional parallel tests, including running the full estimation framework prior to adoption.
We continue to assess and develop our internal processes and systems, in addition to evaluating the impact on our financial statement disclosures. We expect that the impact of adopting this new standard at the effective date will result in a material increase to the Company’s allowance for loan losses and result in a decrease in regulatory capital. The extent of the impact of the adoption of CECL at the effective date will depend on the size and asset quality of the portfolio, and economic conditions and forecasts at adoption, as well as any refinements to our models, methodology and other assumptions.
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

NOTE 3.    DEBT SECURITIES
All of our debt securities are classified as available-for-sale and are held to meet our liquidity objectives or to comply with the Community Reinvestment Act (“CRA”). Our debt securities consist of the following:

	June 30, 2019				December 31, 2018
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
($ in millions)	cost	gains	losses	fair value	cost	gains	losses	fair value
U.S. government and federal agency	$2,813	$3	$—	$2,816	$2,889	$—	$(1)	$2,888
State and municipal	48	—	(1)	47	50	—	(2)	48
Residential mortgage-backed(a)	1,118	5	(16)	1,107	1,180	1	(42)	1,139
Asset-backed(b)	2,174	3	—	2,177	1,988	—	(3)	1,985
U.S. corporate debt	—	—	—	—	2	—	—	2
Total	$6,153	$11	$(17)	$6,147	$6,109	$1	$(48)	$6,062
_______________________

(a)
All of our residential mortgage-backed securities have been issued by government-sponsored entities and are collateralized by U.S. mortgages. At June 30, 2019 and December 31, 2018, $343 million and $313 million of residential mortgage-backed securities, respectively, are pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve Discount Window advances.

(b)	All of our asset-backed securities are collateralized by credit card loans.
The following table presents the estimated fair values and gross unrealized losses of our available-for-sale debt securities:

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
($ in millions)	fair value	losses	fair value	losses
At June 30, 2019
U.S. government and federal agency	$—	$—	$—	$—
State and municipal	—	—	27	(1)
Residential mortgage-backed	22	—	792	(16)
Asset-backed	177	—	47	—
Total	$199	$—	$866	$(17)

At December 31, 2018
U.S. government and federal agency	$2,838	$(1)	$—	$—
State and municipal	23	(1)	8	(1)
Residential mortgage-backed	102	—	933	(42)
Asset-backed	1,665	(2)	114	(1)
Total	$4,628	$(4)	$1,055	$(44)

We regularly review debt securities for impairment using both qualitative and quantitative criteria. We presently do not intend to sell our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell these securities before recovery of our amortized cost.
There were no other-than-temporary impairments recognized during the six months ended June 30, 2019 and 2018.

Contractual Maturities of Investments in Available-for-Sale Debt Securities

	Amortized	Estimated
At June 30, 2019 ($ in millions)	cost	fair value

Due
Within one year	$4,470	$4,475
After one year through five years	$518	$519
After five years through ten years	$143	$145
After ten years	$1,022	$1,008

We expect actual maturities to differ from contractual maturities because borrowers have the right to prepay certain obligations.
There were no material realized gains or losses recognized for the six months ended June 30, 2019 and 2018.
Although we generally do not have the intent to sell any specific securities held at June 30, 2019, in the ordinary course of managing our debt securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield, liquidity requirements and funding obligations.
NOTE 4.    LOAN RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

($ in millions)	June 30, 2019	December 31, 2018

Credit cards	$78,446	$89,994
Consumer installment loans	1,983	1,845
Commercial credit products	1,328	1,260
Other	39	40
Total loan receivables, before allowance for losses(a)(b)	$81,796	$93,139
_______________________

(a)
Total loan receivables include $26.6 billion and $28.2 billion of restricted loans of consolidated securitization entities at June 30, 2019 and December 31, 2018, respectively. See Note 5. Variable Interest Entities for further information on these restricted loans.

(b)	At June 30, 2019 and December 31, 2018, loan receivables included deferred costs, net of deferred income, of $98 million and $105 million, respectively.
Loan Receivables Held for Sale
During the first quarter of 2019, we entered into an agreement to sell loan receivables associated with our Retail Card program agreement with Walmart. As a result, at June 30, 2019, $8.1 billion of loan receivables are classified as loan receivables held for sale on our Condensed Consolidated Statement of Financial Position and we recorded a $522 million reserve release in our provision for loan losses in the first quarter of 2019 following the reclassification of the Walmart portfolio to loan receivables held for sale. At June 30, 2019, approximately $1.1 billion of the loan receivables held for sale are restricted loans of our consolidated securitization entities. See Note 5. Variable Interest Entities for further information. The sale of the portfolio, which is subject to customary closing conditions, is expected to be completed in October 2019.

Allowance for Loan Losses

($ in millions)	Balance at April 1, 2019	Provision charged to operations	Gross charge-offs	Recoveries	Balance at June 30, 2019

Credit cards	$5,840	$1,169	$(1,568)	$261	$5,702
Consumer installment loans	47	13	(14)	4	50
Commercial credit products	54	14	(15)	2	55
Other	1	2	(1)	—	2
Total	$5,942	$1,198	$(1,598)	$267	$5,809

($ in millions)	Balance at April 1, 2018	Provision charged to operations	Gross charge-offs	Recoveries	Balance at June 30, 2018

Credit cards	$5,640	$1,255	$(1,375)	$237	$5,757
Consumer installment loans	45	14	(12)	4	51
Commercial credit products	52	11	(14)	1	50
Other	1	—	—	—	1
Total	$5,738	$1,280	$(1,401)	$242	$5,859

($ in millions)	Balance at January 1, 2019	Provision charged to operations	Gross charge-offs	Recoveries	Balance at June 30, 2019

Credit cards	$6,327	$2,001	$(3,162)	$536	$5,702
Consumer installment loans	44	28	(31)	9	50
Commercial credit products	55	26	(29)	3	55
Other	1	2	(1)	—	2
Total	$6,427	$2,057	$(3,223)	$548	$5,809

($ in millions)	Balance at January 1, 2018	Provision charged to operations	Gross charge-offs	Recoveries	Balance at June 30, 2018

Credit cards	$5,483	$2,589	$(2,747)	$432	$5,757
Consumer installment loans	40	30	(27)	8	51
Commercial credit products	50	23	(26)	3	50
Other	1	—	—	—	1
Total	$5,574	$2,642	$(2,800)	$443	$5,859

Delinquent and Non-accrual Loans

At June 30, 2019 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing(a)

Credit cards	$1,797	$1,745	$3,542	$1,740	$—
Consumer installment loans	25	4	29	—	4
Commercial credit products	35	19	54	19	—
Total delinquent loans	$1,857	$1,768	$3,625	$1,759	$4
Percentage of total loan receivables	2.3%	2.2%	4.4%	2.2%	—%

At December 31, 2018 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing(a)

Credit cards	$2,229	$2,113	$4,342	$2,099	$—
Consumer installment loans	28	5	33	—	5
Commercial credit products	38	17	55	17	—
Total delinquent loans	$2,295	$2,135	$4,430	$2,116	$5
Percentage of total loan receivables	2.5%	2.3%	4.8%	2.3%	0.1%

_______________________

(a)	Excludes purchase credit impaired loan receivables.
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

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2019	2018	2019	2018
Credit cards	$192	$196	$407	$417
Consumer installment loans	—	—	—	—
Commercial credit products	1	1	2	2
Total	$193	$197	$409	$419

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

At June 30, 2019 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$1,059	$(501)	$558	$961
Consumer installment loans	—	—	—	—
Commercial credit products	4	(2)	2	4
Total	$1,063	$(503)	$560	$965

At December 31, 2018 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$1,203	$(546)	$657	$1,086
Consumer installment loans	—	—	—	—
Commercial credit products	4	(2)	2	4
Total	$1,207	$(548)	$659	$1,090

Financial Effects of TDRs
As part of our loan modifications for borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following table presents the types and financial effects of loans modified and accounted for as TDRs during the periods presented:

Three months ended June 30,	2019			2018
($ in millions)	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$11	$66	$1,060	$12	$65	$1,085
Consumer installment loans	—	—	—	—	—	—
Commercial credit products	—	—	4	—	—	5
Total	$11	$66	$1,064	$12	$65	$1,090

Six months ended June 30,	2019			2018
($ in millions)	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$22	$130	$1,107	$24	$127	$1,069
Consumer installment loans	—	—	—	—	—	—
Commercial credit products	—	—	4	—	—	5
Total	$22	$130	$1,111	$24	$127	$1,074

Payment Defaults
The following table presents the type, number and amount of loans accounted for as TDRs that enrolled in a modification plan within the previous 12 months from the applicable balance sheet date and experienced a payment default during the periods presented. A customer defaults from a modification program after two consecutive missed payments.

Three months ended June 30,	2019		2018
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	19,745	$48	19,525	$45
Consumer installment loans	—	—	—	—
Commercial credit products	32	—	32	—
Total	19,777	$48	19,557	$45

Six months ended June 30,	2019		2018
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	34,312	$82	37,390	$86
Consumer installment loans	—	—	—	—
Commercial credit products	51	—	74	—
Total	34,363	$82	37,464	$86

Credit Quality Indicators
Our loan receivables portfolio includes both secured and unsecured loans. Secured loan receivables are largely comprised of consumer installment loans secured by equipment. Unsecured loan receivables are largely comprised of our open-ended consumer and commercial revolving credit card loans. As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, as well as information from credit bureaus, such as a Fair Isaac Corporation (“FICO”) or other credit scores, relating to the customer’s broader credit performance. FICO scores are generally obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three credit score categories: (i) 661 or higher, which are considered the strongest credits; (ii) 601 to 660, considered moderate credit risk; and (iii) 600 or less, which are considered weaker credits. There are certain customer accounts for which a FICO score is not available where we use alternative sources to assess their credit and predict behavior. The following table provides the most recent FICO scores available for our customers at June 30, 2019, December 31, 2018 and June 30, 2018, respectively, as a percentage of each class of loan receivable. The table below excludes 0.5%, 0.5% and 0.6% of our total loan receivables balance at each of June 30, 2019, December 31, 2018 and June 30, 2018, respectively, which represents those customer accounts for which a FICO score is not available.

	June 30, 2019			December 31, 2018			June 30, 2018
	661 or	601 to	600 or	661 or	601 to	600 or	661 or	601 to	600 or
	higher	660	less	higher	660	less	higher	660	less

Credit cards	76%	17%	7%	74%	18%	8%	75%	18%	7%
Consumer installment loans	81%	14%	5%	80%	14%	6%	81%	14%	5%
Commercial credit products	91%	5%	4%	90%	5%	5%	89%	6%	5%

Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and by applying the same credit standards for all of our credit products. Unused credit card lines available to our customers totaled approximately $425 billion and $418 billion at June 30, 2019 and December 31, 2018, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.
Interest Income by Product
The following table provides additional information about our interest and fees on loans, including merchant discounts, from our loan receivables, including held for sale:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2019	2018	2019	2018
Credit cards	$4,557	$4,010	$9,168	$8,109
Consumer installment loans	44	37	86	73
Commercial credit products	34	34	68	70
Other	1	—	1	1
Total	$4,636	$4,081	$9,323	$8,253

NOTE 5.    VARIABLE INTEREST ENTITIES
We use VIEs to securitize loan receivables and arrange asset-backed financing in the ordinary course of business. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE and we did not provide non-contractual support for previously transferred loan receivables to any VIE in the three and six months ended June 30, 2019 and 2018. Our VIEs are able to accept new loan receivables and arrange new asset-backed financings, consistent with the requirements and limitations on such activities placed on the VIE by existing investors. Once an account has been designated to a VIE, the contractual arrangements we have require all existing and future loan receivables originated under such account to be transferred to the VIE. The amount of loan receivables held by our VIEs in excess of the minimum amount required under the asset-backed financing arrangements with investors may be removed by us under removal of accounts provisions. All loan receivables held by a VIE are subject to claims of third-party investors.
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
The table below summarizes the assets and liabilities of our consolidated securitization VIEs described above.

($ in millions)	June 30, 2019	December 31, 2018
Assets
Loan receivables, net(a)	$25,007	$26,454
Loan receivables held for sale	1,080	—
Other assets(b)	78	813
Total	$26,165	$27,267

Liabilities
Borrowings	$11,941	$14,439
Other liabilities	29	36
Total	$11,970	$14,475
_______________________

(a)	Includes $1.6 billion and $1.7 billion of related allowance for loan losses resulting in gross restricted loans of $26.6 billion and $28.2 billion at June 30, 2019 and December 31, 2018, respectively.

(b)
Includes $71 million and $803 million of segregated funds held by the VIEs at June 30, 2019 and December 31, 2018, respectively, which are classified as restricted cash and equivalents and included as a component of other assets in our Condensed Consolidated Statements of Financial Position.

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
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $1.3 billion and $1.2 billion for the three months ended June 30, 2019 and 2018, respectively. Related expenses consisted primarily of provision for loan losses of $371 million and $561 million for the three months ended June 30, 2019 and 2018, respectively, and interest expense of $90 million and $80 million for the three months ended June 30, 2019 and 2018, respectively.
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $2.5 billion and $2.4 billion for the six months ended June 30, 2019 and 2018, respectively. Related expenses consisted primarily of provision for loan losses of $559 million and $877 million for the six months ended June 30, 2019 and 2018, respectively, and interest expense of $190 million and $154 million for the six months ended June 30, 2019 and 2018, respectively.

NOTE 6.    INTANGIBLE ASSETS

	June 30, 2019			December 31, 2018
($ in millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related	$1,732	$(879)	$853	$1,630	$(803)	$827
Capitalized software and other	680	(318)	362	562	(252)	310
Total	$2,412	$(1,197)	$1,215	$2,192	$(1,055)	$1,137

During the six months ended June 30, 2019, we recorded additions to intangible assets subject to amortization of $224 million, primarily related to capitalized software expenditures, as well as customer-related intangible assets.
Customer-related intangible assets primarily relate to retail partner contract acquisitions and extensions, as well as purchased credit card relationships. During the six months ended June 30, 2019 and 2018, we recorded additions to customer-related intangible assets subject to amortization of $103 million and $64 million, respectively, primarily related to payments made to extend certain retail partner relationships. These additions had a weighted average amortizable life of 7 years for both the six months ended June 30, 2019 and 2018.
Amortization expense related to retail partner contracts was $33 million and $29 million for the three months ended June 30, 2019 and 2018, respectively, and $66 million and $58 million for the six months ended June 30, 2019 and 2018, respectively, and is included as a component of marketing and business development expense in our Condensed Consolidated Statements of Earnings. All other amortization expense was $42 million and $29 million for the three months ended June 30, 2019 and 2018, respectively, and $79 million and $55 million for the six months ended June 30, 2019 and 2018, respectively, and is included as a component of other expense in our Condensed Consolidated Statements of Earnings.
NOTE 7.    DEPOSITS

	June 30, 2019		December 31, 2018
($ in millions)	Amount	Average rate(a)	Amount	Average rate(a)

Interest-bearing deposits	$65,382	2.4%	$63,738	2.0%
Non-interest-bearing deposits	263	—	281	—
Total deposits	$65,645		$64,019
____________________

(a)	Based on interest expense for the six months ended June 30, 2019 and the year ended December 31, 2018 and average deposits balances.
At June 30, 2019 and December 31, 2018, interest-bearing deposits included $21.9 billion and $20.2 billion of certificates of deposit of $100,000 or more, respectively. Of the total certificates of deposit of $100,000 or more, $7.6 billion and $6.9 billion were certificates of deposit of $250,000 or more at June 30, 2019 and December 31, 2018, respectively.
At June 30, 2019, our interest-bearing time deposits maturing for the remainder of 2019 and over the next four years and thereafter were as follows:

($ in millions)	2019	2020	2021	2022	2023	Thereafter
Deposits	$12,410	$20,892	$3,856	$2,744	$1,253	$1,986

The above maturity table excludes $18.6 billion of demand deposits with no defined maturity, of which $17.6 billion are savings accounts. In addition, at June 30, 2019, we had $3.6 billion of broker network deposit sweeps procured through a program arranger who channels brokerage account deposits to us that are also excluded from the above maturity table. Unless extended, the contracts associated with these broker network deposit sweeps will terminate between 2020 and 2025.
NOTE 8.    BORROWINGS

	June 30, 2019				December 31, 2018
($ in millions)	Maturity date	Interest Rate	Weighted average interest rate	Outstanding Amount(a)	Outstanding Amount(a)

Borrowings of consolidated securitization entities:
Fixed securitized borrowings	2019 - 2023	1.58% - 3.87%	2.55%	$8,841	$8,664
Floating securitized borrowings	2020 - 2022	2.99% - 3.19%	3.07%	3,100	5,775
Total borrowings of consolidated securitization entities			2.69%	11,941	14,439

Senior unsecured notes:
Synchrony Financial senior unsecured notes:
Fixed senior unsecured notes	2019 - 2029	2.70% - 5.15%	3.98%	7,063	7,318
Floating senior unsecured notes	2020	3.81%	3.81%	250	250

Synchrony Bank senior unsecured notes:
Fixed senior unsecured notes	2021 - 2022	3.00% - 3.65%	3.33%	1,491	1,490
Floating senior unsecured notes	2020	2.96%	2.96%	499	499
Total senior unsecured notes			3.81%	9,303	9,557

Total borrowings				$21,244	$23,996
___________________

(a)	The amounts presented above for outstanding borrowings include unamortized debt premiums, discounts and issuance cost.
Debt Maturities
The following table summarizes the maturities of the principal amount of our borrowings of consolidated securitization entities and senior unsecured notes for the remainder of 2019 and over the next four years and thereafter:

($ in millions)	2019	2020	2021	2022	2023	Thereafter
Borrowings	$1,930	$4,708	$5,359	$3,600	$707	$5,000

Senior Unsecured Notes

2019 Issuances ($ in millions):
Synchrony Financial
Issuance Date	Principal Amount	Maturity	Interest Rate
March 2019	$600	2024	4.375%
March 2019	$650	2029	5.150%
On July 25, 2019, we issued a total of $750 million principal amount of 2.850% senior unsecured notes due 2022.

Credit Facilities
As additional sources of liquidity, we have undrawn committed capacity under credit facilities, primarily related to our securitization programs.
At June 30, 2019, we had an aggregate of $6.6 billion of undrawn committed capacity under our securitization financings, subject to customary borrowing conditions, from private lenders under our securitization programs, and an aggregate of $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders.
NOTE 9.    FAIR VALUE MEASUREMENTS
For a description of how we estimate fair value, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies in our 2018 annual consolidated financial statements in our 2018 Form 10-K.
The following tables present our assets and liabilities measured at fair value on a recurring basis.
Recurring Fair Value Measurements

At June 30, 2019 ($ in millions)	Level 1	Level 2	Level 3	Total(a)

Assets
Debt securities
U.S. Government and Federal Agency	$—	$2,816	$—	$2,816
State and municipal	—	—	47	47
Residential mortgage-backed	—	1,107	—	1,107
Asset-backed	—	2,177	—	2,177
Other assets(b)	15	—	16	31
Total	$15	$6,100	$63	$6,178

Liabilities
Contingent consideration	—	—	25	25
Total	$—	$—	$25	$25

At December 31, 2018 ($ in millions)

Assets
Debt securities
U.S. Government and Federal Agency	$—	$2,888	$—	$2,888
State and municipal	—	—	48	48
Residential mortgage-backed	—	1,139	—	1,139
Asset-backed	—	1,985	—	1,985
U.S. corporate debt	—	—	2	2
Other assets(b)	15	—	13	28
Total	$15	$6,012	$63	$6,090

Liabilities
Contingent consideration	—	—	26	26
Total	$—	$—	$26	$26

_______________________

(a)	For the six months ended June 30, 2019, there were no fair value measurements transferred between levels.

(b)	Other assets primarily relate to equity investments measured at fair value.

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
The changes in our Level 3 assets and liabilities that are measured on a recurring basis for the three and six months ended June 30, 2019 and 2018 were not material.

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

	Carrying	Corresponding fair value amount
At June 30, 2019 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$11,755	$11,755	$11,005	$750	$—
Other assets(a)(b)	$390	$390	$390	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$75,987	$85,260	$—	$—	$85,260
Loan receivables held for sale(c)	$8,096	$8,096	$—	$—	$8,096

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$65,645	$65,897	$—	$65,897	$—
Borrowings of consolidated securitization entities	$11,941	$12,031	$—	$8,935	$3,096
Senior unsecured notes	$9,303	$9,561	$—	$9,561	$—

	Carrying	Corresponding fair value amount
At December 31, 2018 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$9,396	$9,396	$9,396	$—	$—
Other assets(a)(b)	$980	$980	$980	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$86,712	$95,305	$—	$—	$95,305

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$64,019	$63,942	$—	$63,942	$—
Borrowings of consolidated securitization entities	$14,439	$14,400	$—	$8,626	$5,774
Senior unsecured notes	$9,557	$9,062	$—	$9,062	$—
_______________________

(a)
For cash and equivalents and restricted cash and equivalents, carrying value approximates fair value due to the liquid nature and short maturity of these instruments. Cash equivalents classified as Level 2 represent U.S. Government and Federal Agency debt securities with original maturities or of three months or less or acquired within 3 months or less of their maturity.

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
Quantitative measures established by regulation to ensure capital adequacy require us and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined).
For Synchrony Financial to be a well-capitalized savings and loan holding company, the Bank must be well-capitalized and Synchrony Financial must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure.
At June 30, 2019 and December 31, 2018, Synchrony Financial met all applicable requirements to be deemed well-capitalized pursuant to Federal Reserve Board regulations. At June 30, 2019 and December 31, 2018, the Bank also met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. There are no conditions or events subsequent to June 30, 2019 that management believes have changed the Company's or the Bank’s capital category.
The actual capital amounts, ratios and the applicable required minimums of the Company and the Bank are as follows:
Synchrony Financial

At June 30, 2019 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)

Total risk-based capital	$13,893	15.6%	$7,111	8.0%
Tier 1 risk-based capital	$12,724	14.3%	$5,333	6.0%
Tier 1 leverage	$12,724	12.4%	$4,116	4.0%
Common equity Tier 1 Capital	$12,724	14.3%	$4,000	4.5%

At December 31, 2018 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)

Total risk-based capital	$14,013	15.3%	$7,339	8.0%
Tier 1 risk-based capital	$12,801	14.0%	$5,505	6.0%
Tier 1 leverage	$12,801	12.3%	$4,157	4.0%
Common equity Tier 1 Capital	$12,801	14.0%	$4,128	4.5%

Synchrony Bank

At June 30, 2019 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio

Total risk-based capital	$12,091	15.8%	$6,126	8.0%	$7,658	10.0%
Tier 1 risk-based capital	$11,081	14.5%	$4,595	6.0%	$6,126	8.0%
Tier 1 leverage	$11,081	12.3%	$3,601	4.0%	$4,502	5.0%
Common equity Tier I capital	$11,081	14.5%	$3,446	4.5%	$4,978	6.5%

At December 31, 2018 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio

Total risk-based capital	$12,258	15.4%	$6,348	8.0%	$7,934	10.0%
Tier 1 risk-based capital	$11,207	14.1%	$4,761	6.0%	$6,348	8.0%
Tier 1 leverage	$11,207	12.4%	$3,612	4.0%	$4,515	5.0%
Common equity Tier I capital	$11,207	14.1%	$3,570	4.5%	$5,157	6.5%
_______________________

(a)	Capital ratios are calculated based on the Basel III Standardized Approach rules.

(b)
At June 30, 2019 and at December 31, 2018, Synchrony Financial and the Bank also must maintain a capital conservation buffer of common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 2.5 percentage points and 1.875 percentage points, respectively, to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.

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
The following table presents the calculation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2019	2018	2019	2018

Net earnings	$853	$696	$1,960	$1,336

Weighted average common shares outstanding, basic	683.6	752.2	694.8	757.9
Effect of dilutive securities	2.9	6.1	2.9	6.4
Weighted average common shares outstanding, dilutive	686.5	758.3	697.7	764.3

Earnings per basic common share	$1.25	$0.93	$2.82	$1.76
Earnings per diluted common share	$1.24	$0.92	$2.81	$1.75

We have issued certain stock based awards under the Synchrony Financial 2014 Long-Term Incentive Plan. A total of 3 million shares for both the three months ended June 30, 2019 and 2018, respectively, and 4 million and 2 million shares for the six months ended June 30, 2019 and 2018, respectively, related to these awards, were considered anti-dilutive and therefore were excluded from the computation of diluted earnings per share.
NOTE 12.    INCOME TAXES
Unrecognized Tax Benefits

($ in millions)	June 30, 2019	December 31, 2018
Unrecognized tax benefits, excluding related interest expense and penalties(a)	$234	$251
Portion that, if recognized, would reduce tax expense and effective tax rate(b)	$170	$164
____________________

(a)	Interest and penalties related to unrecognized tax benefits were not material for all periods presented.

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
At June 30, 2019, assuming an immediate 100 basis point increase in the interest rates affecting all interest rate sensitive assets and liabilities, we estimate that net interest income over the following 12-month period would increase by approximately $75 million. This estimate projects net interest income over the following 12-month period and takes into consideration future growth and balance sheet composition.
For a more detailed discussion of our exposure to market risk, refer to “Management's Discussion and Analysis—Quantitative and Qualitative Disclosures about Market Risk” in our 2018 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

No change in internal control over financial reporting occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding purchases of our common stock primarily related to our share repurchase program that were made by us or on our behalf during the three months ended June 30, 2019.

($ in millions, except per share data)	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Programs(c)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs(b)

April 1 - 30, 2019	228,409	$32.58	—	$—
May 1 - 31, 2019	10,197,678	34.72	10,197,678	3,645.9
June 1 - 30, 2019	10,923,014	33.96	10,922,783	3,275.0
Total	21,349,101	$34.31	21,120,461	$3,275.0

_______________________

(a)
Includes 228,409 shares, 0 shares and 231 shares withheld in April, May and June, respectively, to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying performance stock awards, restricted stock awards or upon the exercise of stock options.

(b)	Amounts exclude commission costs.

(c)	On May 9, 2019, the Board of Directors approved a share repurchase program of up to $4.0 billion through June 30, 2020 (the “2019 Share Repurchase Program”).
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description
31(a)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
31(b)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
32*	Certification Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
______________________

*	Filed electronically herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synchrony Financial
(Registrant)

July 25, 2019	/s/ Brian J. Wenzel Sr.
Date	Brian J. Wenzel Sr. Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)