Form 10-Q
period 2019-09-30
Synchrony Financial
filed 2019-10-25
CIK 1601712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 21, 2019 was 646,192,751.

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
Introduction and Business Overview
____________________________________________________________________________________________
We are a premier consumer financial services company delivering customized financing programs across key industries including retail, health, auto, travel and home, along with award-winning consumer banking products. We provide a range of credit products through our financing programs which we have established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” For the three and nine months ended September 30, 2019, we financed $38.4 billion and $109.2 billion of purchase volume, respectively, and had 76.7 million average active accounts for both periods, and at September 30, 2019, we had $83.2 billion of loan receivables.
We offer our credit products primarily through our wholly-owned subsidiary, the Bank. In addition, through the Bank, we offer, directly to retail and commercial customers, a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”), including certificates of deposit, individual retirement accounts (“IRAs”), money market accounts and savings accounts. We also take deposits at the Bank through third-party securities brokerage firms that offer our FDIC-insured deposit products to their customers. We have significantly expanded our online direct banking operations in recent years and our deposit base serves as a source of stable and diversified low cost funding for our credit activities. At September 30, 2019, we had $66.0 billion in deposits, which represented 76% of our total funding sources.
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
The following table sets forth each credit product by type and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at September 30, 2019.

		Promotional Offer
Credit Product	Standard Terms Only	Deferred Interest	Other Promotional	Total
Credit cards	61.9%	18.8%	15.1%	95.8%
Commercial credit products	1.6	—	—	1.6
Consumer installment loans	—	—	2.5	2.5
Other	0.1	—	—	0.1
Total	63.6%	18.8%	17.6%	100.0%
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

Business Trends and Conditions
____________________________________________________________________________________________
We believe our business and results of operations will be impacted in the future by various trends and conditions. For a discussion of certain trends and conditions, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Trends and Conditions” in our 2018 Form 10-K. For a discussion of how certain trends and conditions impacted the three and nine months ended September 30, 2019, see “—Results of Operations.”
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

Results of Operations
____________________________________________________________________________________________
Highlights for the Three and Nine Months Ended September 30, 2019
Below are highlights of our performance for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018, as applicable, except as otherwise noted.

•
Net earnings increased 57.4% to $1,056 million and 50.3% to $3,016 million for the three and nine months ended September 30, 2019, respectively, which included the impact of reductions in reserves related to the sale of the Walmart consumer portfolio of $248 million and $829 million, respectively. The increases in net earnings were also driven primarily by higher net interest income, partially offset by increases in retailer share arrangements, and other expense.

•
Loan receivables decreased 4.9% to $83,207 million at September 30, 2019 compared to September 30, 2018, primarily driven by the reclassification of $8.2 billion of loan receivables associated with the Walmart portfolio to loan receivables held for sale, partially offset by higher purchase volume and average active account growth.

•
Net interest income increased 4.4% to $4,389 million and 8.4% to $12,770 million for the three and nine months ended September 30, 2019, respectively, primarily due to higher average loan receivables growth, partially offset by increases in interest expense reflecting higher benchmark interest rates and growth.

•
Retailer share arrangements increased 16.6% to $1,016 million and 26.1% to $2,829 million for the three and nine months ended September 30, 2019, respectively, primarily due to improved performance of the programs in which we have retailer share arrangements and growth.

•
Over-30 day loan delinquencies as a percentage of period-end loan receivables decreased 12 basis points to 4.47% at September 30, 2019, and the net charge-off rate increased 38 basis points to 5.35% and 13 basis points to 5.80% for the three and nine months ended September 30, 2019, respectively.

•
Provision for loan losses decreased by $432 million, or 29.8%, and $1,017 million, or 24.8%, for the three and nine months ended September 30, 2019, respectively, primarily driven by reductions in reserves for loan losses related to the Walmart consumer portfolio sale which was completed in October 2019. These reductions totaled $326 million and $1,095 million for the three and nine months ended September 30, 2019, respectively. Our allowance coverage ratio (allowance for loan losses as a percent of end of period loan receivables) decreased to 6.74% at September 30, 2019, as compared to 7.11% at September 30, 2018.

•
Other expense increased by $10 million, or 0.9%, and $149 million, or 4.9%, for the three and nine months ended September 30, 2019, respectively. The increase in the three months ended September 30, 2019 was primarily driven by business growth, partially offset by cost savings executed in advance of the Walmart consumer portfolio sale. The increase in the nine months ended September 30, 2019 was primarily driven by the PayPal Credit acquisition and business growth.

•
At September 30, 2019, deposits represented 76% of our total funding sources. Total deposits increased 3.1% to $66.0 billion at September 30, 2019, compared to December 31, 2018. Growth in our direct deposits of 8.7% to $53.7 billion, was partially offset by lower brokered deposits.

•
On May 9, 2019, we announced that our Board approved a share repurchase program of up to $4.0 billion through June 30, 2020 and plans to increase our quarterly dividend to $0.22 per common share commencing in the third quarter of 2019. During the nine months ended September 30, 2019, we repurchased $2.2 billion of our outstanding common stock, and declared and paid cash dividends of $0.64 per share, or $440 million.

•	In March 2019, we announced our acquisition of Pets Best and entry into the pet health insurance industry as a managing general agent.

2019 Partner Agreements

•
In our Retail Card sales platform, we extended and expanded our program with PayPal and will become the exclusive issuer of Venmo co-branded consumer credit card and extended our program agreement with Dick's Sporting Goods.

•	On October 11, 2019, we completed our sale and conversion of $8.2 billion of loan receivables associated with our Retail Card program agreement with Walmart.

•
In our Payment Solutions sales platform, we expanded our Synchrony Car Care program acceptance network, announced our new partnerships with Samsung HVAC and Zero Motorcycles, extended our program agreements with CCA Global Partners, Conn's HomePlus, La-Z-Boy, P.C. Richard & Son, Penske, Polaris, Rheem and Suzuki and launched our new program with Fanatics.

•
In our CareCredit sales platform, we expanded our network through our new partnerships with Baylor Scott & White Medical Center, Lehigh Valley Physician's Group, Loyale, Simplee and St. Luke's University Health Network, renewed our agreement with Bosley and launched our new program with Lighthouse.

Summary Earnings
The following table sets forth our results of operations for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2019	2018	2019	2018
Interest income	$4,981	$4,694	$14,505	$13,112
Interest expense	592	488	1,735	1,327
Net interest income	4,389	4,206	12,770	11,785
Retailer share arrangements	(1,016)	(871)	(2,829)	(2,244)
Provision for loan losses	1,019	1,451	3,076	4,093
Net interest income, after retailer share arrangements and provision for loan losses	2,354	1,884	6,865	5,448
Other income	85	63	267	201
Other expense	1,064	1,054	3,166	3,017
Earnings before provision for income taxes	1,375	893	3,966	2,632
Provision for income taxes	319	222	950	625
Net earnings	$1,056	$671	$3,016	$2,007

Other Financial and Statistical Data
The following table sets forth certain other financial and statistical data for the periods indicated.

	At and for the		At and for the
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2019	2018	2019	2018
Financial Position Data (Average):
Loan receivables, including held for sale	$90,556	$86,783	$89,752	$81,270
Total assets	$106,413	$100,449	$105,542	$97,474
Deposits	$65,898	$60,398	$64,826	$58,223
Borrowings	$21,117	$21,858	$21,577	$21,334
Total equity	$14,828	$14,421	$14,812	$14,369
Selected Performance Metrics:
Purchase volume(1)(2)	$38,395	$36,443	$109,199	$100,337
Retail Card	$29,282	$27,863	$83,472	$75,930
Payment Solutions	$6,281	$6,007	$17,478	$16,773
CareCredit	$2,832	$2,573	$8,249	$7,634
Average active accounts (in thousands)(2)(3)	76,695	75,482	76,653	72,594
Net interest margin(4)	16.29%	16.41%	16.04%	15.94%
Net charge-offs	$1,221	$1,087	$3,896	$3,444
Net charge-offs as a % of average loan receivables, including held for sale	5.35%	4.97%	5.80%	5.67%
Allowance coverage ratio(5)	6.74%	7.11%	6.74%	7.11%
Return on assets(6)	3.9%	2.7%	3.8%	2.8%
Return on equity(7)	28.3%	18.5%	27.2%	18.7%
Equity to assets(8)	13.93%	14.36%	14.03%	14.74%
Other expense as a % of average loan receivables, including held for sale	4.66%	4.82%	4.72%	4.96%
Efficiency ratio(9)	30.8%	31.0%	31.0%	31.0%
Effective income tax rate	23.2%	24.9%	24.0%	23.7%
Selected Period-End Data:
Loan receivables	$83,207	$87,521	$83,207	$87,521
Allowance for loan losses	$5,607	$6,223	$5,607	$6,223
30+ days past due as a % of period-end loan receivables(10)	4.47%	4.59%	4.47%	4.59%
90+ days past due as a % of period-end loan receivables(10)	2.07%	2.09%	2.07%	2.09%
Total active accounts (in thousands)(2)(3)	77,094	75,457	77,094	75,457
______________________

(1)	Purchase volume, or net credit sales, represents the aggregate amount of charges incurred on credit cards or other credit product accounts less returns during the period.

(2)	Includes activity and accounts associated with loan receivables held for sale.

(3)	Active accounts represent credit card or installment loan accounts on which there has been a purchase, payment or outstanding balance in the current month.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

(5)	Allowance coverage ratio represents allowance for loan losses divided by total period-end loan receivables.

(6)	Return on assets represents net earnings as a percentage of average total assets.

(7)	Return on equity represents net earnings as a percentage of average total equity.

(8)	Equity to assets represents average equity as a percentage of average total assets.

(9)	Efficiency ratio represents (i) other expense, divided by (ii) sum of net interest income, plus other income, less retailer share arrangements.

(10)	Based on customer statement-end balances extrapolated to the respective period-end date.

Average Balance Sheet
The following tables set forth information for the periods indicated regarding average balance sheet data, which are used in the discussion of interest income, interest expense and net interest income that follows.

	2019			2018
Three months ended September 30 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$10,947	$59	2.14%	$7,901	$39	1.96%
Securities available for sale	5,389	32	2.36%	7,022	38	2.15%
Loan receivables(3):
Credit cards, including held for sale	87,156	4,807	21.88%	83,609	4,538	21.53%
Consumer installment loans	2,022	48	9.42%	1,753	41	9.28%
Commercial credit products	1,329	35	10.45%	1,355	37	10.83%
Other	49	—	—%	66	1	NM
Total loan receivables	90,556	4,890	21.42%	86,783	4,617	21.11%
Total interest-earning assets	106,892	4,981	18.49%	101,706	4,694	18.31%
Non-interest-earning assets:
Cash and due from banks	1,374			1,217
Allowance for loan losses	(5,773)			(5,956)
Other assets	3,920			3,482
Total non-interest-earning assets	(479)			(1,257)
Total assets	$106,413			$100,449
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$65,615	$411	2.49%	$60,123	$314	2.07%
Borrowings of consolidated securitization entities	11,770	88	2.97%	12,306	86	2.77%
Senior unsecured notes	9,347	93	3.95%	9,552	88	3.66%
Total interest-bearing liabilities	86,732	592	2.71%	81,981	488	2.36%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	283			275
Other liabilities	4,570			3,772
Total non-interest-bearing liabilities	4,853			4,047
Total liabilities	91,585			86,028
Equity
Total equity	14,828			14,421
Total liabilities and equity	$106,413			$100,449
Interest rate spread(4)			15.78%			15.95%
Net interest income		$4,389			$4,206
Net interest margin(5)			16.29%			16.41%

	2019			2018
Nine months ended September 30 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$10,989	$190	2.31%	$11,128	$145	1.74%
Securities available for sale	5,679	102	2.40%	6,475	97	2.00%
Loan receivables(3):
Credit cards, including held for sale	86,471	13,975	21.61%	78,227	12,647	21.62%
Consumer installment loans	1,931	134	9.28%	1,658	114	9.19%
Commercial credit products	1,304	103	10.56%	1,329	107	10.76%
Other	46	1	2.91%	56	2	4.77%
Total loan receivables	89,752	14,213	21.17%	81,270	12,870	21.17%
Total interest-earning assets	106,420	14,505	18.22%	98,873	13,112	17.73%
Non-interest-earning assets:
Cash and due from banks	1,327			1,192
Allowance for loan losses	(6,006)			(5,779)
Other assets	3,801			3,188
Total non-interest-earning assets	(878)			(1,399)
Total assets	$105,542			$97,474
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$64,546	$1,183	2.45%	$57,941	$836	1.93%
Borrowings of consolidated securitization entities	12,315	278	3.02%	12,178	240	2.63%
Senior unsecured notes	9,262	274	3.96%	9,156	251	3.67%
Total interest-bearing liabilities	86,123	1,735	2.69%	79,275	1,327	2.24%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	280			282
Other liabilities	4,327			3,548
Total non-interest-bearing liabilities	4,607			3,830
Total liabilities	90,730			83,105
Equity

Total equity	14,812			14,369
Total liabilities and equity	$105,542			$97,474
Interest rate spread(4)			15.53%			15.49%
Net interest income		$12,770			$11,785
Net interest margin(5)			16.04%			15.94%
______________________

(1)	Average yields/rates are based on total interest income/expense over average balances.

(2)
Includes average restricted cash balances of $1,219 million and $480 million for the three months ended September 30, 2019 and 2018, respectively and $879 million and $538 million for the nine months ended September 30, 2019 and 2018, respectively.

(3)
Interest income on loan receivables includes fees on loans of $737 million and $732 million for the three months ended September 30, 2019 and 2018, respectively and $2,091 million and $1,971 million for the nine months ended September 30, 2019 and 2018, respectively.

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
Interest Income
Interest income increased by $287 million, or 6.1%, and $1,393 million, or 10.6%, for the three and nine months ended September 30, 2019, driven primarily by growth in our average loan receivables.
Average interest-earning assets

Three months ended September 30 ($ in millions)	2019	%	2018	%
Loan receivables, including held for sale	$90,556	84.7%	$86,783	85.3%
Liquidity portfolio and other	16,336	15.3%	14,923	14.7%
Total average interest-earning assets	$106,892	100.0%	$101,706	100.0%

Nine months ended September 30 ($ in millions)	2019	%	2018	%
Loan receivables, including held for sale	$89,752	84.3%	$81,270	82.2%
Liquidity portfolio and other	16,668	15.7%	17,603	17.8%
Total average interest-earning assets	$106,420	100.0%	$98,873	100.0%
The increase in average loan receivables of 4.3% and 10.4% for the three and nine months ended September 30, 2019, respectively, was driven by higher purchase volume and average active account growth. The increase in the nine months ended September 30, 2019 was also driven by the PayPal Credit acquisition. Purchase volume increased 5.4% and 8.8%, and average active accounts increased 1.6% and 5.6%, for the three and nine months ended September 30, 2019, respectively, including the effects of the PayPal Credit acquisition in the nine months ended September 30, 2019.
Yield on average interest-earning assets
The yield on average interest-earning assets increased for the three and nine months ended September 30, 2019. The increase for the three months ended September 30, 2019 is primarily due to an increase in the yield on our average loan receivables, partially offset by a decrease in the percentage of interest-earnings assets attributable to loan receivables. The increase in the nine months ended September 30, 2019 was primarily due to an increase in the percentage of interest-earning assets attributable to loan receivables. The increase in yield was 31 basis points to 21.42% for the three months ended September 30, 2019, which included the purchase accounting impact related to the PayPal Credit program in the prior year and remained flat at 21.17% for the nine months ended September 30, 2019, respectively.
Interest Expense
Interest expense increased by $104 million, or 21.3%, and $408 million, or 30.7%, for the three and nine months ended September 30, 2019, respectively, driven primarily by higher benchmark interest rates and growth in our deposit liabilities. Our cost of funds increased to 2.71% and 2.69% for the three and nine months ended September 30, 2019, respectively, compared to 2.36% and 2.24% for the three and nine months ended September 30, 2018, respectively.

Average interest-bearing liabilities

Three months ended September 30 ($ in millions)	2019	%	2018	%
Interest-bearing deposit accounts	$65,615	75.6%	$60,123	73.3%
Borrowings of consolidated securitization entities	11,770	13.6%	12,306	15.0%
Senior unsecured notes	9,347	10.8%	9,552	11.7%
Total average interest-bearing liabilities	$86,732	100.0%	$81,981	100.0%

Nine months ended September 30 ($ in millions)	2019	%	2018	%
Interest-bearing deposit accounts	$64,546	74.9%	$57,941	73.1%
Borrowings of consolidated securitization entities	12,315	14.3%	12,178	15.4%
Senior unsecured notes	9,262	10.8%	9,156	11.5%
Total average interest-bearing liabilities	$86,123	100.0%	$79,275	100.0%
The increases in average interest-bearing liabilities for the three and nine months ended September 30, 2019 were driven primarily by growth in our direct deposits.
Net Interest Income
Net interest income increased by $183 million, or 4.4%, and $985 million, or 8.4%, for the three and nine months ended September 30, 2019, respectively, primarily driven by higher average loan receivables, partially offset by increases in interest expense reflecting higher benchmark interest rates and growth in our deposit liabilities.
Retailer Share Arrangements
Retailer share arrangements increased by $145 million, or 16.6%, and $585 million, or 26.1%, for the three and nine months ended September 30, 2019, respectively, primarily due to improved performance of the programs in which we have retailer share arrangements and growth. The increase in the nine months ended September 30, 2019 also included the effects of the PayPal Credit acquisition.
Provision for Loan Losses
Provision for loan losses decreased by $432 million, or 29.8%, and $1,017 million, or 24.8%, for the three and nine months ended September 30, 2019, respectively, primarily driven by reductions in reserves for loan losses related to the Walmart consumer portfolio sale which was completed in October 2019. These reductions totaled $326 million and $1,095 million for the three and nine months ended September 30, 2019, respectively. The reduction for the nine months ended September 30, 2019 includes a $522 million reserve release following the reclassification of the Walmart portfolio to loan receivables held for sale on our Condensed Consolidated Statement of Financial Position in the first quarter of 2019. Our allowance coverage ratio decreased to 6.74% at September 30, 2019, as compared to 7.11% at September 30, 2018.
Other Income

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2019	2018	2019	2018
Interchange revenue	$197	$182	$556	$517
Debt cancellation fees	64	65	201	197
Loyalty programs	(203)	(196)	(562)	(543)
Other	27	12	72	30
Total other income	$85	$63	$267	$201

Other income increased by $22 million, or 34.9%, and $66 million, or 32.8%, for the three and nine months ended September 30, 2019, respectively. The increases for the three and nine months ended September 30, 2019 were primarily due to an increase in interchange revenue and reductions in certain contingent consideration obligations, partially offset by higher loyalty costs. The increases in interchange revenue were driven by increased purchase volume outside of our retail partners' sales channels.
Other Expense

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2019	2018	2019	2018
Employee costs	$359	$365	$1,070	$1,074
Professional fees	205	232	668	575
Marketing and business development	139	131	397	362
Information processing	127	105	363	308
Other	234	221	668	698
Total other expense	$1,064	$1,054	$3,166	$3,017
Other expense increased by $10 million, or 0.9%, for the three months ended September 30, 2019. The increase in the three months ended September 30, 2019 was primarily due to an increase in information processing costs, partially offset by a decrease in professional fees and cost savings executed in advance of the Walmart portfolio sale. The increase in information processing costs was primarily due to business growth, including strategic investments. In June 2019 we completed the conversion of the PayPal Credit portfolio, which also contributed to both the increase in information processing costs and the decrease in professional fees.
Other expense increased by $149 million, or 4.9%, for the nine months ended September 30, 2019, primarily due to increases in professional fees and information processing costs. The increase in professional fees was primarily due to interim servicing costs associated with acquired portfolios, including the PayPal Credit portfolio prior to the conversion in June 2019 and the increase in information processing costs was primarily due to business growth, including strategic investments.

Provision for Income Taxes

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2019	2018	2019	2018
Effective tax rate	23.2%	24.9%	24.0%	23.7%
Provision for income taxes	$319	$222	$950	$625
The effective tax rate for the three months ended September 30, 2019 decreased compared to the same period in the prior year primarily due to the impact of research and development credits recorded in the current year. The effective tax rate for the nine months ended September 30, 2019 increased compared to the same period in the prior year primarily due to a tax benefit recorded in the prior year following a methodology change related to loyalty costs. In each period, the effective tax rate differs from the applicable U.S. federal statutory rate primarily due to state income taxes.
Platform Analysis
As discussed above under “—Our Sales Platforms,” we offer our products through three sales platforms (Retail Card, Payment Solutions and CareCredit), which management measures based on their revenue-generating activities. The following is a discussion of certain supplemental information for the three and nine months ended September 30, 2019, for each of our sales platforms.
Beginning in the first quarter of 2019, our oil and gas retail credit programs, previously reported within our Retail Card sales platform, are now reported within our Payment Solutions sales platform. We have recast all prior-period reported metrics for our Retail Card and Payment Solutions sales platforms to conform to the current-period presentation.
Retail Card

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2019	2018	2019	2018
Purchase volume	$29,282	$27,863	$83,472	$75,930
Period-end loan receivables	$52,697	$59,139	$52,697	$59,139
Average loan receivables, including held for sale	$60,660	$58,964	$60,494	$54,101
Average active accounts (in thousands)	58,082	57,459	58,156	54,717

Interest and fees on loans	$3,570	$3,383	$10,414	$9,313
Retailer share arrangements	$(998)	$(844)	$(2,774)	$(2,189)
Other income	$65	$57	$200	$180
Retail Card interest and fees on loans increased by $187 million, or 5.5%, and $1,101 million, or 11.8%, for the three and nine months ended September 30, 2019, respectively. The increase was primarily the result of growth in average loan receivables. The increase in the nine months ended September 30, 2019 was also driven by the PayPal Credit acquisition.
Retailer share arrangements increased by $154 million, or 18.2%, and $585 million, or 26.7%, for the three and nine months ended September 30, 2019, respectively, primarily as a result of the factors discussed under the heading “Retailer Share Arrangements” above.
Other income increased by $8 million, or 14.0%, and $20.0 million, or 11.1%, for the three and nine months ended September 30, 2019, primarily as a result of the factors discussed under the heading “Other Income” above.

Payment Solutions

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2019	2018	2019	2018
Purchase volume	$6,281	$6,007	$17,478	$16,773
Period-end loan receivables	$20,478	$19,064	$20,478	$19,064
Average loan receivables	$20,051	$18,659	$19,654	$18,231
Average active accounts (in thousands)	12,384	12,062	12,354	11,992

Interest and fees on loans	$721	$683	$2,092	$1,970
Retailer share arrangements	$(15)	$(24)	$(48)	$(48)
Other income	$(1)	$(2)	$11	$(6)
Payment Solutions interest and fees on loans increased by $38 million, or 5.6%, and $122 million, or 6.2%, for the three and nine months ended September 30, 2019, respectively. The increase was primarily driven by growth in average loan receivables.
CareCredit

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2019	2018	2019	2018
Purchase volume	$2,832	$2,573	$8,249	$7,634
Period-end loan receivables	$10,032	$9,318	$10,032	$9,318
Average loan receivables	$9,845	$9,160	$9,604	$8,938
Average active accounts (in thousands)	6,229	5,961	6,143	5,885

Interest and fees on loans	$599	$551	$1,707	$1,587
Retailer share arrangements	$(3)	$(3)	$(7)	$(7)
Other income	$21	$8	$56	$27
CareCredit interest and fees on loans increased by $48 million, or 8.7%, and $120 million, or 7.6%, for the three and nine months ended September 30, 2019, respectively. The increase was primarily driven by growth in average loan receivables.
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

($ in millions)	At September 30, 2019	(%)	At December 31, 2018	(%)
Loans
Credit cards	$79,788	95.8%	$89,994	96.6%
Consumer installment loans	2,050	2.5	1,845	2.0
Commercial credit products	1,317	1.6	1,260	1.4
Other	52	0.1	40	—
Total loans	$83,207	100.0%	$93,139	100.0%

Loan receivables decreased by $9.9 billion, or 10.7%, at September 30, 2019 compared to December 31, 2018, primarily driven by the reclassification of $8.2 billion of loan receivables associated with the Walmart portfolio to loan receivables held for sale and the seasonality of our business.
Loan receivables decreased by $4.3 billion, or 4.9%, at September 30, 2019 compared to September 30, 2018, primarily driven by the reclassification of the Walmart portfolio to loan receivables held for sale, partially offset by higher purchase volume and average active account growth.
Our loan receivables portfolio had the following geographic concentration at September 30, 2019.

($ in millions)	Loan Receivables Outstanding	% of Total Loan Receivables Outstanding
State
California	$8,836	10.6%
Texas	$8,301	10.0%
Florida	$7,004	8.4%
New York	$4,784	5.7%
Pennsylvania	$3,430	4.1%
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

($ in millions)	At September 30, 2019	At December 31, 2018
Non-accrual loan receivables(1)	$5	$5
Loans contractually 90 days past-due and still accruing interest	1,715	2,116
Earning TDRs(2)	978	1,085
Non-accrual, past-due and restructured loan receivables	$2,698	$3,206
______________________

(1)	Excludes purchase credit impaired (“PCI”) loan receivables.

(2)
At September 30, 2019 and December 31, 2018, balances exclude $114 million and $122 million, respectively, of TDRs which are included in loans contractually 90 days past-due and still accruing interest on the balance. See Note 4. Loan Receivables and Allowance for Loan Losses to our condensed consolidated financial statements for additional information on the financial effects of TDRs for the three and nine months ended September 30, 2019 and 2018.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2019	2018	2019	2018
Gross amount of interest income that would have been recorded in accordance with the original contractual terms	$68	$68	$198	$195
Interest income recognized	11	13	33	37
Total interest income foregone	$57	$55	$165	$158
Delinquencies
Over-30 day loan delinquencies as a percentage of period-end loan receivables decreased to 4.47% at September 30, 2019 from 4.59% at September 30, 2018, and decreased from 4.76% at December 31, 2018. The decreases were primarily driven by the Walmart portfolio, as the current year rate included minimal delinquencies associated with the Walmart portfolio due to the timing of the portfolio sale in October 2019. The decrease as compared to December 31, 2018 also included the effects of the seasonality of our business.
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
The table below sets forth the ratio of net charge-offs to average loan receivables, including held for sale, for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Ratio of net charge-offs to average loan receivables, including held for sale	5.35%	4.97%	5.80%	5.67%
Allowance for Loan Losses
The allowance for loan losses totaled $5,607 million at September 30, 2019, compared with $6,427 million at December 31, 2018 and $6,223 million at September 30, 2018, representing our best estimate of probable losses inherent in the portfolio. Our allowance for loan losses as a percentage of total loan receivables decreased to 6.74% at September 30, 2019, from 6.90% at December 31, 2018 and decreased from 7.11% at September 30, 2018. The decrease from December 31, 2018 is primarily driven by the reclassification of loan receivables associated with the Walmart portfolio to loan receivables held for sale, partially offset by the seasonality of our business. The decrease compared to the prior year is primarily driven by the reclassification of loan receivables associated with the Walmart portfolio to loan receivables held for sale. See "Business Trends and Conditions — Asset Quality" in our 2018 Form 10-K for discussion of the various factors that contribute to forecasted net charge-offs over the next twelve months.

The following tables provide changes in our allowance for loan losses for the periods presented:

($ in millions)	Balance at July 1, 2019	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2019

Credit cards	$5,702	$993	$(1,422)	$225	$5,498
Consumer installment loans	50	18	(16)	4	56
Commercial credit products	55	9	(14)	2	52
Other	2	(1)	—	—	1
Total	$5,809	$1,019	$(1,452)	$231	$5,607

($ in millions)	Balance at July 1, 2018	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2018

Credit cards	$5,757	$1,427	$(1,269)	$202	$6,117
Consumer installment loans	51	9	(13)	4	51
Commercial credit products	50	15	(13)	2	54
Other	1	—	—	—	1
Total	$5,859	$1,451	$(1,295)	$208	$6,223

($ in millions)	Balance at January 1, 2019	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2019

Credit cards	$6,327	$2,994	$(4,584)	$761	$5,498
Consumer installment loans	44	46	(47)	13	56
Commercial credit products	55	35	(43)	5	52
Other	1	1	(1)	—	1
Total	$6,427	$3,076	$(4,675)	$779	$5,607

	Balance at January 1, 2018	Provision charged to operations	Gross charge- offs	Recoveries	Balance at September 30, 2018
($ in millions)
Credit cards	$5,483	$4,016	$(4,016)	$634	$6,117
Consumer installment loans	40	39	(40)	12	51
Commercial credit products	50	38	(39)	5	54
Other	1	—	—	—	1
Total	$5,574	$4,093	$(4,095)	$651	$6,223
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
Funding Sources
Our primary funding sources include cash from operations, deposits (direct and brokered deposits), securitized financings and senior unsecured notes.

The following table summarizes information concerning our funding sources during the periods indicated:

	2019			2018
Three months ended September 30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$65,615	75.6%	2.5%	$60,123	73.3%	2.1%
Securitized financings	11,770	13.6	3.0	12,306	15.0	2.8
Senior unsecured notes	9,347	10.8	4.0	9,552	11.7	3.7
Total	$86,732	100.0%	2.7%	$81,981	100.0%	2.4%
______________________

(1)
Excludes $283 million and $275 million average balance of non-interest-bearing deposits for the three months ended September 30, 2019 and 2018, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the three months ended September 30, 2019 and 2018.

	2019			2018
Nine months ended September 30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$64,546	74.9%	2.5%	$57,941	73.1%	1.9%
Securitized financings	12,315	14.3	3.0	12,178	15.4	2.6
Senior unsecured notes	9,262	10.8	4.0	9,156	11.5	3.7
Total	$86,123	100.0%	2.7%	$79,275	100.0%	2.2%
______________________

(1)
Excludes $280 million and $282 million average balance of non-interest-bearing deposits for the nine months ended September 30, 2019 and 2018, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the nine months ended September 30, 2019 and 2018.

Deposits
We obtain deposits directly from retail and commercial customers (“direct deposits”) or through third-party brokerage firms that offer our deposits to their customers (“brokered deposits”). At September 30, 2019, we had $53.7 billion in direct deposits and $12.3 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger that channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to continue to expand our direct deposits base as a source of stable and diversified low-cost funding.
Our direct deposits include a range of FDIC-insured deposit products, including certificates of deposit, IRAs, money market accounts and savings accounts.
Brokered deposits are primarily from retail customers of large brokerage firms. We have relationships with 11 brokers that offer our deposits through their networks. Our brokered deposits consist primarily of certificates of deposit that bear interest at a fixed rate and at September 30, 2019, had a weighted average remaining life of 2.1 years. These deposits generally are not subject to early withdrawal.
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
The following table summarizes certain information regarding our interest-bearing deposits by type (all of which constitute U.S. deposits) for the periods indicated:

Three months ended September 30 ($ in millions)	2019			2018
	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$34,100	52.0%	2.6%	$28,804	47.9%	2.0%
Savings accounts (including money market accounts)	18,856	28.7	2.1	18,072	30.1	1.8
Brokered deposits	12,659	19.3	2.7	13,247	22.0	2.6
Total interest-bearing deposits	$65,615	100.0%	2.5%	$60,123	100.0%	2.1%

Nine months ended September 30 ($ in millions)	2019			2018
	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$33,147	51.3%	2.5%	$27,255	47.1%	1.9%
Savings accounts (including money market accounts)	18,626	28.9	2.1	18,031	31.1	1.6
Brokered deposits	12,773	19.8	2.7	12,655	21.8	2.5
Total interest-bearing deposits	$64,546	100.0%	2.5%	$57,941	100.0%	1.9%
Our deposit liabilities provide funding with maturities ranging from one day to ten years. At September 30, 2019, the weighted average maturity of our interest-bearing time deposits was 1.2 years. See Note 7. Deposits to our condensed consolidated financial statements for more information on their maturities.
The following table summarizes deposits by contractual maturity at September 30, 2019.

($ in millions)	3 Months or Less	Over 3 Months but within 6 Months	Over 6 Months but within 12 Months	Over 12 Months	Total
U.S. deposits (less than $100,000)(1)	$10,507	$3,865	$5,490	$8,626	$28,488
U.S. deposits ($100,000 or more)
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	2,474	6,470	7,725	5,440	22,109
Savings accounts (including money market accounts)	13,520	—	—	—	13,520
Brokered deposits:
Sweep accounts	1,855	—	—	—	1,855
Total	$28,356	$10,335	$13,215	$14,066	$65,972
______________________

(1)	Includes brokered certificates of deposit for which underlying individual deposit balances are assumed to be less than $100,000.
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

The following table summarizes expected contractual maturities of the investors’ interests in securitized financings, excluding debt premiums, discounts and issuance costs at September 30, 2019.

($ in millions)	Less Than One Year	One Year Through Three Years	After Three Through Five Years	After Five Years	Total
Scheduled maturities of long-term borrowings—owed to securitization investors:
SYNCT(1)	$2,408	$2,800	$1,591	$—	$6,799
SFT	300	725	—	—	1,025
SYNIT(1)	—	3,100	—	—	3,100
Total long-term borrowings—owed to securitization investors	$2,708	$6,625	$1,591	$—	$10,924
______________________

(1)	Excludes any subordinated classes of SYNCT notes and SYNIT notes that we owned at September 30, 2019.
We retain exposure to the performance of trust assets through: (i) in the case of SYNCT, SFT and SYNIT, subordinated retained interests in the loan receivables transferred to the trust in excess of the principal amount of the notes for a given series to provide credit enhancement for a particular series, as well as a pari passu seller’s interest in each trust and (ii) in the case of SYNCT and SYNIT, any subordinated classes of notes that we own.
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

The following table summarizes for each of our trusts the three-month rolling average excess spread at September 30, 2019.

	Note Principal Balance ($ in millions)	# of Series Outstanding	Three-Month Rolling Average Excess Spread(1)
SYNCT	$7,324	11	~15.6% to 16.6%
SFT	$1,025	9	12.5%
SYNIT	$3,100	5	~15.9% to 16.2%
______________________

(1)
Represents the excess spread (generally calculated as interest income collected from the applicable pool of loan receivables less applicable net charge-offs, interest expense and servicing costs, divided by the aggregate principal amount of loan receivables in the applicable pool) for SFT or, in the case of SYNCT and SYNIT, a range of the excess spreads relating to the particular series issued within each trust and omitting any series that have not been outstanding for at least three full monthly periods, in each case calculated in accordance with the applicable trust or series documentation, for the three securitization monthly periods ended September 30, 2019.

Senior Unsecured Notes
The following table provides a summary of our outstanding senior unsecured notes at September 30, 2019, which includes $2.0 billion of senior unsecured notes issued during the nine months ended September 30, 2019.

Issuance Date	Interest Rate(1)	Maturity	Principal Amount Outstanding(2)
($ in millions)
Fixed rate senior unsecured notes:
Synchrony Financial
August 2014	3.750%	August 2021	750
August 2014	4.250%	August 2024	1,250
February 2015	2.700%	February 2020	750
July 2015	4.500%	July 2025	1,000
August 2016	3.700%	August 2026	500
December 2017	3.950%	December 2027	1,000
March 2019	4.375%	March 2024	600
March 2019	5.150%	March 2029	650
July 2019	2.850%	July 2022	750
Synchrony Bank
June 2017	3.000%	June 2022	750
May 2018	3.650%	May 2021	750
Total fixed rate senior unsecured notes			$8,750

Floating rate senior unsecured notes:
Synchrony Financial
February 2015	Three-month LIBOR plus 1.23%	February 2020	$250
Synchrony Bank
January 2018	Three-month LIBOR plus 0.625%	March 2020	500
Total floating rate senior unsecured notes			$750
______________________

(1)	Weighted average interest rate of all senior unsecured notes at September 30, 2019 was 3.77%.

(2)	The amounts shown exclude unamortized debt discount, premiums and issuance cost.
Short-Term Borrowings

Except as described above, there were no material short-term borrowings for the periods presented.
Other
At September 30, 2019, we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
Covenants
The indenture pursuant to which our senior unsecured notes have been issued includes various covenants. If we do not satisfy any of these covenants, the maturity of amounts outstanding thereunder may be accelerated and become payable. We were in compliance with all of these covenants at September 30, 2019.
At September 30, 2019, we were not in default under any of our credit facilities or senior unsecured notes.
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
We maintain a liquidity portfolio, which at September 30, 2019 had $15.2 billion of liquid assets, primarily consisting of cash and equivalents and short-term obligations of the U.S. Treasury, less cash in transit which is not considered to be liquid, compared to $14.8 billion of liquid assets at December 31, 2018. The increase in liquid assets was primarily due to the retention of excess cash flows from operations and the seasonality of our business, partially offset by deployment of capital through the execution of our capital plan. On October 11, 2019, we completed our sale and conversion of $8.2 billion of loan receivables associated with our Retail Card program agreement with Walmart.
As additional sources of liquidity, at September 30, 2019, we had an aggregate of $6.0 billion of undrawn committed capacity on our securitized financings, subject to customary borrowing conditions, from private lenders under our securitization programs and $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders, and we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
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
Debt Securities
____________________________________________________________________________________________
The following discussion provides supplemental information regarding our debt securities portfolio. All of our debt securities are classified as available-for-sale at September 30, 2019 and December 31, 2018, and are held to meet our liquidity objectives and to comply with the Community Reinvestment Act. Debt securities classified as available-for-sale are reported in our Condensed Consolidated Statements of Financial Position at fair value.
The following table sets forth the amortized cost and fair value of our portfolio of debt securities at the dates indicated:

	At September 30, 2019		At December 31, 2018
($ in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
U.S. government and federal agency	$1,196	$1,196	$2,889	$2,888
State and municipal	47	46	50	48
Residential mortgage-backed	1,107	1,102	1,180	1,139
Asset-backed	2,236	2,240	1,988	1,985
U.S. corporate debt	—	—	2	2
Total	$4,586	$4,584	$6,109	$6,062
Unrealized gains and losses, net of the related tax effects, on available-for-sale debt securities that are not other-than-temporarily impaired are excluded from earnings and are reported as a separate component of comprehensive income (loss) until realized. At September 30, 2019, our debt securities had gross unrealized gains of $11 million and gross unrealized losses of $13 million. At December 31, 2018, our debt securities had gross unrealized gains of $1 million and gross unrealized losses of $48 million.
Our debt securities portfolio had the following maturity distribution at September 30, 2019.

($ in millions)	Due in 1 Year or Less	Due After 1 through 5 Years	Due After 5 through 10 Years	Due After 10 years	Total
U.S. government and federal agency	$1,196	$—	$—	$—	$1,196
State and municipal	—	1	3	42	46
Residential mortgage-backed	—	—	132	970	1,102
Asset-backed	1,745	495	—	—	2,240
Total(1)	$2,941	$496	$135	$1,012	$4,584
Weighted average yield(2)	2.3%	2.3%	3.2%	2.9%	2.5%
______________________

(1)	Amounts stated represent estimated fair value.

(2)	Weighted average yield is calculated based on the amortized cost of each security. In calculating yield, no adjustment has been made with respect to any tax-exempt obligations.
At September 30, 2019, we did not hold investments in any single issuer with an aggregate book value that exceeded 10% of equity, excluding obligations of the U.S. government.

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
Synchrony is not currently required to conduct stress tests. See “Regulation—Regulation Relating to Our Business—Legislative and Regulatory Developments” in our 2018 Form 10-K. In addition, while as a savings and loan holding company, we have not been subject to the Federal Reserve Board's capital planning rule to-date, we submitted a capital plan to the Federal Reserve Board in 2019. While not required, our capital plan process does include certain internal stress testing. See “—Regulation and Supervision” below, for discussion of the final rules issued by the Federal Reserve Board on October 10, 2019, related to the Federal Reserve Boards enhanced prudential standards and their applicability to savings and loan holding companies.
Dividend and Share Repurchases

Cash Dividends Declared	Month of Payment	Amount per Common Share	Amount
($ in millions, except per share data)
Three months ended March 31, 2019	February, 2019	$0.21	$150
Three months ended June 30, 2019	May, 2019	0.21	145
Three months ended September 30, 2019	August, 2019	0.22	145
Total dividends declared		$0.64	$440

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

Shares Repurchased Under Publicly Announced Programs	Total Number of Shares Purchased	Dollar Value of Shares Purchased

($ and shares in millions)
Three months ended March 31, 2019	30.9	$966
Three months ended June 30, 2019	21.1	$725
Three months ended September 30, 2019	15.6	550
Total	67.6	$2,241

In March 2019, we completed our 2018 Share Repurchase Program of $2.2 billion. On May 9, 2019, we announced our Board's approval of a new share repurchase program of up to $4.0 billion through June 30, 2020 (the “2019 Share Repurchase Program”).
Through the end of the third quarter of 2019, we have repurchased $1.3 billion of common stock as part of the 2019 Share Repurchase Program and expect to complete the share repurchase program by the end of the second quarter of 2020. We made, and expect to continue to make, share repurchases subject to market conditions and other factors, including legal and regulatory restrictions and required approvals.

Regulatory Capital Requirements - Synchrony Financial
As a savings and loan holding company, we are required to maintain minimum capital ratios, under the applicable U.S. Basel III capital rules. For more information, see “Regulation—Savings and Loan Holding Company Regulation” in our 2018 Form 10-K.
For Synchrony Financial to be a well-capitalized savings and loan holding company, Synchrony Bank must be well-capitalized and Synchrony Financial must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. As of September 30, 2019, Synchrony Financial met all the requirements to be deemed well-capitalized.
The following table sets forth the composition of our capital ratios for the Company calculated under the Basel III Standardized Approach rules at September 30, 2019 and December 31, 2018, respectively.

	Basel III
	At September 30, 2019		At December 31, 2018
($ in millions)	Amount	Ratio(1)	Amount	Ratio(1)
Total risk-based capital	$14,345	15.8%	$14,013	15.3%
Tier 1 risk-based capital	$13,155	14.5%	$12,801	14.0%
Tier 1 leverage	$13,155	12.6%	$12,801	12.3%
Common equity Tier 1 capital	$13,155	14.5%	$12,801	14.0%
Risk-weighted assets	$90,772		$91,742
______________________

(1)
Tier 1 leverage ratio represents total tier 1 capital as a percentage of total average assets, after certain adjustments. All other ratios presented above represent the applicable capital measure as a percentage of risk-weighted assets.

The increase in our Common equity Tier 1 capital ratio was primarily due to the retention of our net earnings, including the reductions in reserves for loan losses associated with the Walmart portfolio, as well as the seasonal decrease in loan receivables and a corresponding decrease in risk-weighted assets in the nine months ended September 30, 2019. These changes were partially offset by share repurchases and dividend payments.
Regulatory Capital Requirements - Synchrony Bank
At September 30, 2019 and December 31, 2018, the Bank met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. The following table sets forth the composition of the Bank’s capital ratios calculated under the Basel III Standardized Approach rules at September 30, 2019 and December 31, 2018.

	At September 30, 2019		At December 31, 2018		Minimum to be Well- Capitalized under Prompt Corrective Action Provisions
($ in millions)	Amount	Ratio	Amount	Ratio	Ratio
Total risk-based capital	$12,504	15.9%	$12,258	15.4%	10.0%
Tier 1 risk-based capital	$11,470	14.6%	$11,207	14.1%	8.0%
Tier 1 leverage	$11,470	12.7%	$11,207	12.4%	5.0%
Common equity Tier 1 capital	$11,470	14.6%	$11,207	14.1%	6.5%
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

Off-Balance Sheet Arrangements and Unfunded Lending Commitments
____________________________________________________________________________________________
We do not have any material off-balance sheet arrangements, including guarantees of third-party obligations. Guarantees are contracts or indemnification agreements that contingently require us to make a guaranteed payment or perform an obligation to a third-party based on certain trigger events. At September 30, 2019, we had not recorded any contingent liabilities in our Condensed Consolidated Statement of Financial Position related to any guarantees. See Note 9 - Fair Value Measurements to our condensed consolidated financial statements for information on contingent consideration liabilities related to business acquisitions.
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
We continue to test and refine our estimation models and methodology, assess and develop our internal processes and systems, as well as evaluate the impact on our financial statement disclosures. While we continue to assess the impact CECL will have on January 1, 2020, given the change to expected losses for the estimated life of the financial asset and other significant differences compared to existing GAAP, we estimate that had we adopted this standard at September 30, 2019, this would have resulted in an increase of approximately 50% to 60% to the Company’s allowance for loan losses. Such estimate is provided to enhance investors’ understanding of the potential effects of CECL to our company, and is based on our preliminary analysis, current economic conditions and expectations at September 30, 2019. This preliminary estimate is contingent upon continued testing and refinement of models, methodologies and judgments, as well as ongoing discussions with our banking regulators. We also expect a decrease in the Company's regulatory capital as a result of adoption. Further, the extent of the actual impact of the adoption of CECL at the effective date will depend on the size and asset quality of the portfolio, and economic conditions and forecasts at adoption.
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
On October 10, 2019, the Federal Reserve Board issued final rules that, among other things, tailor the applicability of the Federal Reserve Board’s enhanced prudential standards and apply certain standards for the first time to savings and loan holding companies, including Synchrony.
The final rules tailor existing regulatory requirements related to liquidity, capital, and other enhanced prudential standards to an institution’s risk and complexity profile for certain mid-size and large banking organizations using categories based on size and other factors. Synchrony, like most banking organizations with total assets of $100 billion or more, but less than $250 billion, will be categorized as a Category IV organization.
The new standards applicable to Synchrony include supervisory stress testing to be performed biennially, commencing in 2022, and also include liquidity risk management, liquidity stress testing, and liquidity buffer requirements, and requirements to have in place a global risk-management framework and a risk committee of the board of directors, each of which becomes applicable to Synchrony in 2021.
Under the final rules, while our current capital plan process includes certain internal stress testing, Synchrony continues not to be required to conduct company-run stress tests, and, provided we continue to have less than $50 billion of weighted short-term wholesale funding, we also are not subject to the Liquidity Coverage Ratio or, once finalized, the Net Stable Funding Ratio.
In connection with the final rules, the Federal Reserve Board noted that it intends to propose a rule to conform capital plan submission requirements for certain savings and loan holding companies, including Synchrony, to those of comparably-sized bank holding companies, which would also result in Synchrony becoming subject to the Comprehensive Capital Analysis and Review (CCAR) process.
See “Regulation” in our 2018 Form 10-K for additional information on regulations that are currently applicable to us. See also “—Capital” above, for discussion of the impact of regulations and supervision on our capital and liquidity, including our ability to pay dividends and repurchase stock.

ITEM 1. FINANCIAL STATEMENTS
Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
____________________________________________________________________________________________

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except per share data)	2019	2018	2019	2018
Interest income:
Interest and fees on loans (Note 4)	$4,890	$4,617	$14,213	$12,870
Interest on cash and debt securities	91	77	292	242
Total interest income	4,981	4,694	14,505	13,112
Interest expense:
Interest on deposits	411	314	1,183	836
Interest on borrowings of consolidated securitization entities	88	86	278	240
Interest on senior unsecured notes	93	88	274	251
Total interest expense	592	488	1,735	1,327
Net interest income	4,389	4,206	12,770	11,785
Retailer share arrangements	(1,016)	(871)	(2,829)	(2,244)
Provision for loan losses (Note 4)	1,019	1,451	3,076	4,093
Net interest income, after retailer share arrangements and provision for loan losses	2,354	1,884	6,865	5,448
Other income:
Interchange revenue	197	182	556	517
Debt cancellation fees	64	65	201	197
Loyalty programs	(203)	(196)	(562)	(543)
Other	27	12	72	30
Total other income	85	63	267	201
Other expense:
Employee costs	359	365	1,070	1,074
Professional fees	205	232	668	575
Marketing and business development	139	131	397	362
Information processing	127	105	363	308
Other	234	221	668	698
Total other expense	1,064	1,054	3,166	3,017
Earnings before provision for income taxes	1,375	893	3,966	2,632
Provision for income taxes (Note 12)	319	222	950	625
Net earnings	$1,056	$671	$3,016	$2,007

Earnings per share
Basic	$1.60	$0.91	$4.42	$2.68
Diluted	$1.60	$0.91	$4.40	$2.66

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
____________________________________________________________________________________________

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2019	2018	2019	2018

Net earnings	$1,056	$671	$3,016	$2,007

Other comprehensive income (loss)
Debt securities	3	(5)	35	(29)
Currency translation adjustments	(1)	—	—	(6)
Employee benefit plans	(3)	(1)	(4)	—
Other comprehensive income (loss)	(1)	(6)	31	(35)

Comprehensive income	$1,055	$665	$3,047	$1,972
Amounts presented net of taxes.

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Financial Position (Unaudited)
____________________________________________________________________________________________

($ in millions)	At September 30, 2019	At December 31, 2018
Assets
Cash and equivalents	$11,461	$9,396
Debt securities (Note 3)	4,584	6,062
Loan receivables: (Notes 4 and 5)
Unsecuritized loans held for investment	56,220	64,969
Restricted loans of consolidated securitization entities	26,987	28,170
Total loan receivables	83,207	93,139
Less: Allowance for loan losses	(5,607)	(6,427)
Loan receivables, net	77,600	86,712
Loan receivables held for sale (Note 4)	8,182	—
Goodwill	1,078	1,024
Intangible assets, net (Note 6)	1,177	1,137
Other assets	1,861	2,461
Total assets	$105,943	$106,792

Liabilities and Equity
Deposits: (Note 7)
Interest-bearing deposit accounts	$65,677	$63,738
Non-interest-bearing deposit accounts	295	281
Total deposits	65,972	64,019
Borrowings: (Notes 5 and 8)
Borrowings of consolidated securitization entities	10,912	14,439
Senior unsecured notes	9,451	9,557
Total borrowings	20,363	23,996
Accrued expenses and other liabilities	4,488	4,099
Total liabilities	$90,823	$92,114

Equity:
Common Stock, par share value $0.001 per share; 4,000,000,000 shares authorized; 833,984,684 shares issued at both September 30, 2019 and December 31, 2018; 653,656,880 and 718,758,598 shares outstanding at September 30, 2019 and December 31, 2018, respectively	$1	$1
Additional paid-in capital	9,520	9,482
Retained earnings	11,533	8,986
Accumulated other comprehensive income (loss):
Debt securities	(2)	(32)
Currency translation adjustments	(28)	(25)
Other	(14)	(5)
Treasury Stock, at cost; 180,327,804 and 115,226,086 shares at September 30, 2019 and December 31, 2018, respectively	(5,890)	(3,729)
Total equity	15,120	14,678
Total liabilities and equity	$105,943	$106,792

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
____________________________________________________________________________________________

	Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity

Balance at January 1, 2018	833,985	$1	$9,445	$6,809	$(64)	$(1,957)	$14,234
Net earnings	—	—	—	640	—	—	640
Other comprehensive income	—	—	—	—	(22)	—	(22)
Purchases of treasury stock	—	—	—	—	—	(410)	(410)
Stock-based compensation	—	—	25	(1)	—	4	28
Dividends - common stock ($0.15 per share)	—	—	—	(114)	—	—	(114)
Balance at March 31, 2018	833,985	$1	$9,470	$7,334	$(86)	$(2,363)	$14,356
Net earnings	—	—	—	696	—	—	696
Other comprehensive income	—	—	—	—	(7)	—	(7)
Purchases of treasury stock	—	—	—	—	—	(491)	(491)
Stock-based compensation	—	—	16	(11)	—	12	17
Dividends - common stock ($0.15 per share)	—	—	—	(113)	—	—	(113)
Balance at June 30, 2018	833,985	$1	$9,486	$7,906	$(93)	$(2,842)	$14,458
Net earnings	—	—	—	671	—	—	671
Other comprehensive income	—	—	—	—	(6)	—	(6)
Purchases of treasury stock	—	—	—	—	—	(967)	(967)
Stock-based compensation	—	—	(16)	(69)	—	78	(7)
Dividends - common stock ($0.21 per share)	—	—	—	(156)	—	—	(156)
Other	—	—	—	3	—	—	3
Balance at September 30, 2018	833,985	$1	$9,470	$8,355	$(99)	$(3,731)	$13,996

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Continued)
____________________________________________________________________________________________

	Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity

Balance at January 1, 2019	833,985	$1	$9,482	$8,986	$(62)	$(3,729)	$14,678
Net earnings	—	—	—	1,107	—	—	1,107
Other comprehensive income	—	—	—	—	19	—	19
Purchases of treasury stock	—	—	—	—	—	(967)	(967)
Stock-based compensation	—	—	7	(17)	—	32	22
Dividends - common stock ($0.21 per share)	—	—	—	(150)	—	—	(150)
Other	—	—	—	13	(13)	—	—
Balance at March 31, 2019	833,985	$1	$9,489	$9,939	$(56)	$(4,664)	$14,709
Net earnings	—	—	—	853	—	—	853
Other comprehensive income	—	—	—	—	13	—	13
Purchases of treasury stock	—	—	—	—	—	(725)	(725)
Stock-based compensation	—	—	11	(20)	—	38	29
Dividends - common stock ($0.21 per share)	—	—	—	(145)	—	—	(145)
Balance at June 30, 2019	833,985	$1	$9,500	$10,627	$(43)	$(5,351)	$14,734
Net earnings	—	—	—	1,056	—	—	1,056
Other comprehensive income	—	—	—	—	(1)	—	(1)
Purchases of treasury stock	—	—	—	—	—	(550)	(550)
Stock-based compensation	—	—	20	(5)	—	11	26
Dividends - common stock ($0.22 per share)	—	—	—	(145)	—	—	(145)
Balance at September 30, 2019	833,985	$1	$9,520	$11,533	$(44)	$(5,890)	$15,120

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
____________________________________________________________________________________________

	Nine months ended September 30,
($ in millions)	2019	2018
Cash flows - operating activities
Net earnings	$3,016	$2,007
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for loan losses	3,076	4,093
Deferred income taxes	103	(53)
Depreciation and amortization	273	222
(Increase) decrease in interest and fees receivable	(430)	(36)
(Increase) decrease in other assets	46	(39)
Increase (decrease) in accrued expenses and other liabilities	125	120
All other operating activities	445	452
Cash provided from (used for) operating activities	6,654	6,766

Cash flows - investing activities
Maturity and sales of debt securities	6,766	3,961
Purchases of debt securities	(5,178)	(6,805)
Acquisition of loan receivables	(72)	(7,342)
Net (increase) decrease in loan receivables, including held for sale	(2,016)	(1,950)
All other investing activities	(442)	(615)
Cash provided from (used for) investing activities	(942)	(12,751)

Cash flows - financing activities
Borrowings of consolidated securitization entities
Proceeds from issuance of securitized debt	3,345	4,493
Maturities and repayment of securitized debt	(6,877)	(2,807)
Senior unsecured notes
Proceeds from issuance of senior unsecured notes	1,985	1,244
Maturities and repayment of senior unsecured notes	(2,100)	—
Net increase (decrease) in deposits	1,940	5,792
Purchases of treasury stock	(2,242)	(1,868)
Dividends paid on common stock	(440)	(383)
All other financing activities	22	(32)
Cash provided from (used for) financing activities	(4,367)	6,439

Increase (decrease) in cash and equivalents, including restricted amounts	1,345	454
Cash and equivalents, including restricted amounts, at beginning of period	10,376	11,817
Cash and equivalents at end of period:
Cash and equivalents	11,461	12,068
Restricted cash and equivalents included in other assets	260	203
Total cash and equivalents, including restricted amounts, at end of period	$11,721	$12,271

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
We have created a company-wide approach to evaluating the effects of implementing this standard. We continue to test and refine the related estimation models to meet the requirements of the standard and have commenced parallel testing on our core model. We are finalizing the evaluation of key accounting interpretations and methodologies. As we finalize the estimation models and technical decisions, as well as ongoing discussions with our banking regulators, we expect to perform additional parallel tests, including running the full estimation framework prior to adoption.
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

NOTE 3.    DEBT SECURITIES
All of our debt securities are classified as available-for-sale and are held to meet our liquidity objectives or to comply with the Community Reinvestment Act (“CRA”). Our debt securities consist of the following:

	September 30, 2019				December 31, 2018
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
($ in millions)	cost	gains	losses	fair value	cost	gains	losses	fair value
U.S. government and federal agency	$1,196	$—	$—	$1,196	$2,889	$—	$(1)	$2,888
State and municipal	47	1	(2)	46	50	—	(2)	48
Residential mortgage-backed(a)	1,107	6	(11)	1,102	1,180	1	(42)	1,139
Asset-backed(b)	2,236	4	—	2,240	1,988	—	(3)	1,985
U.S. corporate debt	—	—	—	—	2	—	—	2
Total	$4,586	$11	$(13)	$4,584	$6,109	$1	$(48)	$6,062
_______________________

(a)
All of our residential mortgage-backed securities have been issued by government-sponsored entities and are collateralized by U.S. mortgages. At September 30, 2019 and December 31, 2018, $343 million and $313 million of residential mortgage-backed securities, respectively, are pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve Discount Window advances.

(b)	All of our asset-backed securities are collateralized by credit card loans.
The following table presents the estimated fair values and gross unrealized losses of our available-for-sale debt securities:

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
($ in millions)	fair value	losses	fair value	losses
At September 30, 2019
U.S. government and federal agency	$—	$—	$—	$—
State and municipal	—	—	25	(2)
Residential mortgage-backed	86	—	662	(11)
Asset-backed	396	—	10	—
Total	$482	$—	$697	$(13)

At December 31, 2018
U.S. government and federal agency	$2,838	$(1)	$—	$—
State and municipal	23	(1)	8	(1)
Residential mortgage-backed	102	—	933	(42)
Asset-backed	1,665	(2)	114	(1)
Total	$4,628	$(4)	$1,055	$(44)

We regularly review debt securities for impairment using both qualitative and quantitative criteria. We presently do not intend to sell our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell these securities before recovery of our amortized cost.
There were no other-than-temporary impairments recognized during the nine months ended September 30, 2019 and 2018.

Contractual Maturities of Investments in Available-for-Sale Debt Securities

	Amortized	Estimated
At September 30, 2019 ($ in millions)	cost	fair value

Due
Within one year	$2,938	$2,941
After one year through five years	$495	$496
After five years through ten years	$133	$135
After ten years	$1,020	$1,012

We expect actual maturities to differ from contractual maturities because borrowers have the right to prepay certain obligations.
There were no material realized gains or losses recognized for the nine months ended September 30, 2019 and 2018.
Although we generally do not have the intent to sell any specific securities held at September 30, 2019, in the ordinary course of managing our debt securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield, liquidity requirements and funding obligations.
NOTE 4.    LOAN RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

($ in millions)	September 30, 2019	December 31, 2018

Credit cards	$79,788	$89,994
Consumer installment loans	2,050	1,845
Commercial credit products	1,317	1,260
Other	52	40
Total loan receivables, before allowance for losses(a)(b)	$83,207	$93,139
_______________________

(a)
Total loan receivables include $27.0 billion and $28.2 billion of restricted loans of consolidated securitization entities at September 30, 2019 and December 31, 2018, respectively. See Note 5. Variable Interest Entities for further information on these restricted loans.

(b)	At September 30, 2019 and December 31, 2018, loan receivables included deferred costs, net of deferred income, of $110 million and $105 million, respectively.
Loan Receivables Held for Sale
During the first quarter of 2019, we entered into an agreement to sell loan receivables associated with our Retail Card program agreement with Walmart. As a result, at September 30, 2019, $8.2 billion of loan receivables are classified as loan receivables held for sale on our Condensed Consolidated Statement of Financial Position and we recorded a $522 million reserve release in our provision for loan losses in the first quarter of 2019 following the reclassification of the Walmart portfolio to loan receivables held for sale. At September 30, 2019, approximately $1.1 billion of the loan receivables held for sale are restricted loans of our consolidated securitization entities. See Note 5. Variable Interest Entities for further information. On October 11, 2019, we completed our sale of $8.2 billion of loan receivables associated with our Retail Card program agreement with Walmart.

Allowance for Loan Losses

($ in millions)	Balance at July 1, 2019	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2019

Credit cards	$5,702	$993	$(1,422)	$225	$5,498
Consumer installment loans	50	18	(16)	4	56
Commercial credit products	55	9	(14)	2	52
Other	2	(1)	—	—	1
Total	$5,809	$1,019	$(1,452)	$231	$5,607

($ in millions)	Balance at July 1, 2018	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2018

Credit cards	$5,757	$1,427	$(1,269)	$202	$6,117
Consumer installment loans	51	9	(13)	4	51
Commercial credit products	50	15	(13)	2	54
Other	1	—	—	—	1
Total	$5,859	$1,451	$(1,295)	$208	$6,223

($ in millions)	Balance at January 1, 2019	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2019

Credit cards	$6,327	$2,994	$(4,584)	$761	$5,498
Consumer installment loans	44	46	(47)	13	56
Commercial credit products	55	35	(43)	5	52
Other	1	1	(1)	—	1
Total	$6,427	$3,076	$(4,675)	$779	$5,607

($ in millions)	Balance at January 1, 2018	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2018

Credit cards	$5,483	$4,016	$(4,016)	$634	$6,117
Consumer installment loans	40	39	(40)	12	51
Commercial credit products	50	38	(39)	5	54
Other	1	—	—	—	1
Total	$5,574	$4,093	$(4,095)	$651	$6,223

Delinquent and Non-accrual Loans

At September 30, 2019 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing(a)

Credit cards	$1,935	$1,703	$3,638	$1,700	$—
Consumer installment loans	29	5	34	—	5
Commercial credit products	36	15	51	15	—
Total delinquent loans	$2,000	$1,723	$3,723	$1,715	$5
Percentage of total loan receivables	2.4%	2.1%	4.5%	2.1%	—%

At December 31, 2018 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing(a)

Credit cards	$2,229	$2,113	$4,342	$2,099	$—
Consumer installment loans	28	5	33	—	5
Commercial credit products	38	17	55	17	—
Total delinquent loans	$2,295	$2,135	$4,430	$2,116	$5
Percentage of total loan receivables	2.5%	2.3%	4.8%	2.3%	0.1%

_______________________

(a)	Excludes purchase credit impaired loan receivables.
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

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2019	2018	2019	2018
Credit cards	$226	$227	$633	$644
Consumer installment loans	—	—	—	—
Commercial credit products	1	1	3	3
Total	$227	$228	$636	$647

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

At September 30, 2019 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$1,088	$(513)	$575	$985
Consumer installment loans	—	—	—	—
Commercial credit products	4	(2)	2	4
Total	$1,092	$(515)	$577	$989

At December 31, 2018 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$1,203	$(546)	$657	$1,086
Consumer installment loans	—	—	—	—
Commercial credit products	4	(2)	2	4
Total	$1,207	$(548)	$659	$1,090

Financial Effects of TDRs
As part of our loan modifications for borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following table presents the types and financial effects of loans modified and accounted for as TDRs during the periods presented:

Three months ended September 30,	2019			2018
($ in millions)	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$11	$67	$1,074	$13	$67	$1,122
Consumer installment loans	—	—	—	—	—	—
Commercial credit products	—	1	4	—	1	5
Total	$11	$68	$1,078	$13	$68	$1,127

Nine months ended September 30,	2019			2018
($ in millions)	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$33	$197	$1,103	$37	$194	$1,089
Consumer installment loans	—	—	—	—	—	—
Commercial credit products	—	1	4	—	1	5
Total	$33	$198	$1,107	$37	$195	$1,094

Payment Defaults
The following table presents the type, number and amount of loans accounted for as TDRs that enrolled in a modification plan within the previous 12 months from the applicable balance sheet date and experienced a payment default during the periods presented. A customer defaults from a modification program after two consecutive missed payments.

Three months ended September 30,	2019		2018
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	15,059	$37	18,719	$43
Consumer installment loans	—	—	—	—
Commercial credit products	40	—	74	—
Total	15,099	$37	18,793	$43

Nine months ended September 30,	2019		2018
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	36,529	$88	43,361	$101
Consumer installment loans	—	—	—	—
Commercial credit products	80	1	340	1
Total	36,609	$89	43,701	$102

Credit Quality Indicators
Our loan receivables portfolio includes both secured and unsecured loans. Secured loan receivables are largely comprised of consumer installment loans secured by equipment. Unsecured loan receivables are largely comprised of our open-ended consumer and commercial revolving credit card loans. As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, as well as information from credit bureaus, such as a Fair Isaac Corporation (“FICO”) or other credit scores, relating to the customer’s broader credit performance. FICO scores are generally obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three credit score categories: (i) 661 or higher, which are considered the strongest credits; (ii) 601 to 660, considered moderate credit risk; and (iii) 600 or less, which are considered weaker credits. There are certain customer accounts for which a FICO score is not available where we use alternative sources to assess their credit and predict behavior. The following table provides the most recent FICO scores available for our customers at September 30, 2019, December 31, 2018 and September 30, 2018, respectively, as a percentage of each class of loan receivable. The table below excludes 0.9%, 0.5% and 0.5% of our total loan receivables balance at each of September 30, 2019, December 31, 2018 and September 30, 2018, respectively, which represents those customer accounts for which a FICO score is not available.

	September 30, 2019			December 31, 2018			September 30, 2018
	661 or	601 to	600 or	661 or	601 to	600 or	661 or	601 to	600 or
	higher	660	less	higher	660	less	higher	660	less

Credit cards	75%	19%	6%	74%	18%	8%	74%	18%	8%
Consumer installment loans	80%	14%	6%	80%	14%	6%	81%	14%	5%
Commercial credit products	91%	5%	4%	90%	5%	5%	91%	5%	4%

Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and by applying the same credit standards for all of our credit products. Unused credit card lines available to our customers totaled approximately $435 billion and $418 billion at September 30, 2019 and December 31, 2018, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.
Interest Income by Product
The following table provides additional information about our interest and fees on loans, including merchant discounts, from our loan receivables, including held for sale:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2019	2018	2019	2018
Credit cards	$4,807	$4,538	$13,975	$12,647
Consumer installment loans	48	41	134	114
Commercial credit products	35	37	103	107
Other	—	1	1	2
Total	$4,890	$4,617	$14,213	$12,870

NOTE 5.    VARIABLE INTEREST ENTITIES
We use VIEs to securitize loan receivables and arrange asset-backed financing in the ordinary course of business. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE and we did not provide non-contractual support for previously transferred loan receivables to any VIE in the three and nine months ended September 30, 2019 and 2018. Our VIEs are able to accept new loan receivables and arrange new asset-backed financings, consistent with the requirements and limitations on such activities placed on the VIE by existing investors. Once an account has been designated to a VIE, the contractual arrangements we have require all existing and future loan receivables originated under such account to be transferred to the VIE. The amount of loan receivables held by our VIEs in excess of the minimum amount required under the asset-backed financing arrangements with investors may be removed by us under removal of accounts provisions. All loan receivables held by a VIE are subject to claims of third-party investors.
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
The table below summarizes the assets and liabilities of our consolidated securitization VIEs described above.

($ in millions)	September 30, 2019	December 31, 2018
Assets
Loan receivables, net(a)	$25,481	$26,454
Loan receivables held for sale	1,080	—
Other assets(b)	64	813
Total	$26,625	$27,267

Liabilities
Borrowings	$10,912	$14,439
Other liabilities	29	36
Total	$10,941	$14,475
_______________________

(a)
Includes $1.5 billion and $1.7 billion of related allowance for loan losses resulting in gross restricted loans of $27.0 billion and $28.2 billion at September 30, 2019 and December 31, 2018, respectively.

(b)
Includes $58 million and $803 million of segregated funds held by the VIEs at September 30, 2019 and December 31, 2018, respectively, which are classified as restricted cash and equivalents and included as a component of other assets in our Condensed Consolidated Statements of Financial Position.

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
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $1.4 billion and $1.3 billion for the three months ended September 30, 2019 and 2018, respectively. Related expenses consisted primarily of provision for loan losses of $184 million and $261 million for the three months ended September 30, 2019 and 2018, respectively, and interest expense of $88 million and $86 million for the three months ended September 30, 2019 and 2018, respectively.
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $3.9 billion and $3.7 billion for the nine months ended September 30, 2019 and 2018, respectively. Related expenses consisted primarily of provision for loan losses of $743 million and $1.1 billion for the nine months ended September 30, 2019 and 2018, respectively, and interest expense of $278 million and $240 million for the nine months ended September 30, 2019 and 2018, respectively.

NOTE 6.    INTANGIBLE ASSETS

	September 30, 2019			December 31, 2018
($ in millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related	$1,752	$(918)	$834	$1,630	$(803)	$827
Capitalized software and other	699	(356)	343	562	(252)	310
Total	$2,451	$(1,274)	$1,177	$2,192	$(1,055)	$1,137

During the nine months ended September 30, 2019, we recorded additions to intangible assets subject to amortization of $264 million, primarily related to capitalized software expenditures, as well as customer-related intangible assets.
Customer-related intangible assets primarily relate to retail partner contract acquisitions and extensions, as well as purchased credit card relationships. During the nine months ended September 30, 2019 and 2018, we recorded additions to customer-related intangible assets subject to amortization of $123 million and $342 million, respectively, primarily related to payments made to extend certain retail partner relationships. These additions had a weighted average amortizable life of 7 years and 9 years for the nine months ended September 30, 2019 and 2018.
Amortization expense related to retail partner contracts was $34 million for both the three months ended September 30, 2019 and 2018, respectively, and $100 million and $92 million for the nine months ended September 30, 2019 and 2018, respectively, and is included as a component of marketing and business development expense in our Condensed Consolidated Statements of Earnings. All other amortization expense was $44 million and $29 million for the three months ended September 30, 2019 and 2018, respectively, and $123 million and $84 million for the nine months ended September 30, 2019 and 2018, respectively, and is included as a component of other expense in our Condensed Consolidated Statements of Earnings.
NOTE 7.    DEPOSITS

	September 30, 2019		December 31, 2018
($ in millions)	Amount	Average rate(a)	Amount	Average rate(a)

Interest-bearing deposits	$65,677	2.5%	$63,738	2.0%
Non-interest-bearing deposits	295	—	281	—
Total deposits	$65,972		$64,019
____________________

(a)	Based on interest expense for the nine months ended September 30, 2019 and the year ended December 31, 2018 and average deposits balances.
At September 30, 2019 and December 31, 2018, interest-bearing deposits included $22.1 billion and $20.2 billion of certificates of deposit of $100,000 or more, respectively. Of the total certificates of deposit of $100,000 or more, $7.7 billion and $6.9 billion were certificates of deposit of $250,000 or more at September 30, 2019 and December 31, 2018, respectively.
At September 30, 2019, our interest-bearing time deposits maturing for the remainder of 2019 and over the next four years and thereafter were as follows:

($ in millions)	2019	2020	2021	2022	2023	Thereafter
Deposits	$5,426	$25,927	$4,976	$2,977	$1,310	$2,426

The above maturity table excludes $19.0 billion of demand deposits with no defined maturity, of which $17.9 billion are savings accounts. In addition, at September 30, 2019, we had $3.7 billion of broker network deposit sweeps procured through a program arranger who channels brokerage account deposits to us that are also excluded from the above maturity table. Unless extended, the contracts associated with these broker network deposit sweeps will terminate between 2020 and 2025.
NOTE 8.    BORROWINGS

	September 30, 2019				December 31, 2018
($ in millions)	Maturity date	Interest Rate	Weighted average interest rate	Outstanding Amount(a)	Outstanding Amount(a)

Borrowings of consolidated securitization entities:
Fixed securitized borrowings	2020 - 2023	1.93% - 3.87%	2.71%	$7,512	$8,664
Floating securitized borrowings	2020 - 2022	2.62% - 3.33%	2.80%	3,400	5,775
Total borrowings of consolidated securitization entities			2.74%	10,912	14,439

Senior unsecured notes:
Synchrony Financial senior unsecured notes:
Fixed senior unsecured notes	2020 - 2029	2.70% - 5.15%	3.94%	7,210	7,318
Floating senior unsecured notes	2020	3.52%	3.52%	250	250

Synchrony Bank senior unsecured notes:
Fixed senior unsecured notes	2021 - 2022	3.00% - 3.65%	3.33%	1,491	1,490
Floating senior unsecured notes	2020	2.73%	2.73%	500	499
Total senior unsecured notes			3.77%	9,451	9,557

Total borrowings				$20,363	$23,996
___________________

(a)	The amounts presented above for outstanding borrowings include unamortized debt premiums, discounts and issuance cost.
Debt Maturities
The following table summarizes the maturities of the principal amount of our borrowings of consolidated securitization entities and senior unsecured notes for the remainder of 2019 and over the next four years and thereafter:

($ in millions)	2019	2020	2021	2022	2023	Thereafter
Borrowings	$—	$4,708	$5,659	$4,350	$707	$5,000

Senior Unsecured Notes

2019 Issuances ($ in millions):
Synchrony Financial
Issuance Date	Principal Amount	Maturity	Interest Rate
March 2019	$600	2024	4.375%
March 2019	$650	2029	5.150%
July 2019	$750	2022	2.850%

Credit Facilities
As additional sources of liquidity, we have undrawn committed capacity under credit facilities, primarily related to our securitization programs.
At September 30, 2019, we had an aggregate of $6.0 billion of undrawn committed capacity under our securitization financings, subject to customary borrowing conditions, from private lenders under our securitization programs, and an aggregate of $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders.
NOTE 9.    FAIR VALUE MEASUREMENTS
For a description of how we estimate fair value, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies in our 2018 annual consolidated financial statements in our 2018 Form 10-K.
The following tables present our assets and liabilities measured at fair value on a recurring basis.
Recurring Fair Value Measurements

At September 30, 2019 ($ in millions)	Level 1	Level 2	Level 3	Total(a)

Assets
Debt securities
U.S. Government and Federal Agency	$—	$1,196	$—	$1,196
State and municipal	—	—	46	46
Residential mortgage-backed	—	1,102	—	1,102
Asset-backed	—	2,240	—	2,240
Other assets(b)	15	—	17	32
Total	$15	$4,538	$63	$4,616

Liabilities
Contingent consideration	—	—	19	19
Total	$—	$—	$19	$19

At December 31, 2018 ($ in millions)

Assets
Debt securities
U.S. Government and Federal Agency	$—	$2,888	$—	$2,888
State and municipal	—	—	48	48
Residential mortgage-backed	—	1,139	—	1,139
Asset-backed	—	1,985	—	1,985
U.S. corporate debt	—	—	2	2
Other assets(b)	15	—	13	28
Total	$15	$6,012	$63	$6,090

Liabilities
Contingent consideration	—	—	26	26
Total	$—	$—	$26	$26

_______________________

(a)	For the three and nine months ended September 30, 2019 and 2018, there were no fair value measurements transferred between levels.

(b)	Other assets primarily relate to equity investments measured at fair value.

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
The changes in our Level 3 assets and liabilities that are measured on a recurring basis for the three and nine months ended September 30, 2019 and 2018 were not material.

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

	Carrying	Corresponding fair value amount
At September 30, 2019 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$11,461	$11,461	$8,727	$2,734	$—
Other assets(a)(b)	$260	$260	$260	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$77,600	$86,753	$—	$—	$86,753
Loan receivables held for sale(c)	$8,182	$8,182	$—	$—	$8,182

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$65,972	$66,358	$—	$66,358	$—
Borrowings of consolidated securitization entities	$10,912	$11,026	$—	$7,627	$3,399
Senior unsecured notes	$9,451	$9,835	$—	$9,835	$—

	Carrying	Corresponding fair value amount
At December 31, 2018 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$9,396	$9,396	$9,396	$—	$—
Other assets(a)(b)	$980	$980	$980	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$86,712	$95,305	$—	$—	$95,305

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$64,019	$63,942	$—	$63,942	$—
Borrowings of consolidated securitization entities	$14,439	$14,400	$—	$8,626	$5,774
Senior unsecured notes	$9,557	$9,062	$—	$9,062	$—
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
At September 30, 2019 and December 31, 2018, Synchrony Financial met all applicable requirements to be deemed well-capitalized pursuant to Federal Reserve Board regulations. At September 30, 2019 and December 31, 2018, the Bank also met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. There are no conditions or events subsequent to September 30, 2019 that management believes have changed the Company's or the Bank’s capital category.
The actual capital amounts, ratios and the applicable required minimums of the Company and the Bank are as follows:
Synchrony Financial

At September 30, 2019 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)

Total risk-based capital	$14,345	15.8%	$7,262	8.0%
Tier 1 risk-based capital	$13,155	14.5%	$5,446	6.0%
Tier 1 leverage	$13,155	12.6%	$4,178	4.0%
Common equity Tier 1 Capital	$13,155	14.5%	$4,085	4.5%

At December 31, 2018 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)

Total risk-based capital	$14,013	15.3%	$7,339	8.0%
Tier 1 risk-based capital	$12,801	14.0%	$5,505	6.0%
Tier 1 leverage	$12,801	12.3%	$4,157	4.0%
Common equity Tier 1 Capital	$12,801	14.0%	$4,128	4.5%

Synchrony Bank

At September 30, 2019 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio

Total risk-based capital	$12,504	15.9%	$6,295	8.0%	$7,868	10.0%
Tier 1 risk-based capital	$11,470	14.6%	$4,721	6.0%	$6,295	8.0%
Tier 1 leverage	$11,470	12.7%	$3,604	4.0%	$4,505	5.0%
Common equity Tier I capital	$11,470	14.6%	$3,541	4.5%	$5,114	6.5%

At December 31, 2018 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio

Total risk-based capital	$12,258	15.4%	$6,348	8.0%	$7,934	10.0%
Tier 1 risk-based capital	$11,207	14.1%	$4,761	6.0%	$6,348	8.0%
Tier 1 leverage	$11,207	12.4%	$3,612	4.0%	$4,515	5.0%
Common equity Tier I capital	$11,207	14.1%	$3,570	4.5%	$5,157	6.5%
_______________________

(a)	Capital ratios are calculated based on the Basel III Standardized Approach rules.

(b)
At September 30, 2019 and at December 31, 2018, Synchrony Financial and the Bank also must maintain a capital conservation buffer of common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 2.5 percentage points and 1.875 percentage points, respectively, to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.

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
The following table presents the calculation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2019	2018	2019	2018

Net earnings	$1,056	$671	$3,016	$2,007

Weighted average common shares outstanding, basic	658.3	734.9	682.5	750.2
Effect of dilutive securities	3.4	3.9	3.1	5.5
Weighted average common shares outstanding, dilutive	661.7	738.8	685.6	755.7

Earnings per basic common share	$1.60	$0.91	$4.42	$2.68
Earnings per diluted common share	$1.60	$0.91	$4.40	$2.66

We have issued certain stock-based awards under the Synchrony Financial 2014 Long-Term Incentive Plan. A total of 3 million and 5 million shares for the three months ended September 30, 2019 and 2018, respectively, and 4 million and 3 million shares for the nine months ended September 30, 2019 and 2018, respectively, related to these awards, were considered anti-dilutive and therefore were excluded from the computation of diluted earnings per share.
NOTE 12.    INCOME TAXES
Unrecognized Tax Benefits

($ in millions)	September 30, 2019	December 31, 2018
Unrecognized tax benefits, excluding related interest expense and penalties(a)	$270	$251
Portion that, if recognized, would reduce tax expense and effective tax rate(b)	$193	$164
____________________

(a)	Interest and penalties related to unrecognized tax benefits were not material for all periods presented.

(b)
Includes gross state and local unrecognized tax benefits net of the effects of associated U.S. federal income taxes. Excludes amounts attributable to any related valuation allowances resulting from associated increases in deferred tax assets.

We establish a liability that represents the difference between a tax position taken (or expected to be taken) on an income tax return and the amount of taxes recognized in our financial statements. The liability associated with the unrecognized tax benefits is adjusted periodically when new information becomes available. The amount of unrecognized tax benefits that is reasonably possible to be resolved in the next twelve months is expected to be $70 million, of which $27 million, if recognized, would reduce the Company's tax expense and effective tax rate.
For periods prior to separation from GE, we filed tax returns on a consolidated basis with GE and are under continuous examination by the Internal Revenue Service (“IRS”) and the tax authorities of various states as part of their audit of GE’s tax returns. The IRS is currently auditing GE's consolidated U.S. income tax returns for 2014 to 2015. In addition to the audits of GE's tax returns, we are under examination in various states going back to 2011. We believe that there are no issues or claims that are likely to significantly impact our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties that could result from such examinations.

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
The following table presents the approximate net interest income impacts forecasted over the next twelve months from an immediate and parallel change in interest rates affecting all interest rate sensitive assets and liabilities at September 30, 2019.

Basis Point Change	At September 30, 2019
($ in millions)
-100 basis points	$(159)
+100 basis points	$118

For a more detailed discussion of our exposure to market risk, refer to “Management's Discussion and Analysis—Quantitative and Qualitative Disclosures about Market Risk” in our 2018 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

No change in internal control over financial reporting occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding purchases of our common stock primarily related to our share repurchase program that were made by us or on our behalf during the three months ended September 30, 2019.

($ in millions, except per share data)	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Programs(c)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs(b)

July 1 - 31, 2019	8,186,814	$35.78	8,179,117	$2,982.3
August 1 - 31, 2019	7,440,035	34.59	7,440,035	2,725.0
September 1 - 30, 2019	33,420	33.96	—	2,725.0
Total	15,660,269	$35.21	15,619,152	$2,725.0

_______________________

(a)
Includes 7,697 shares, 0 shares and 33,420 shares withheld in July, August and September, respectively, to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying performance stock awards, restricted stock awards or upon the exercise of stock options.

(b)	Amounts exclude commission costs.

(c)	On May 9, 2019, the Board of Directors approved a share repurchase program of up to $4.0 billion through June 30, 2020 (the “2019 Share Repurchase Program”).
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
The Company’s Change in Control Severance Plan was amended to change the manner in which the bonus-related component of severance pay is determined. Previously, severance payments under the plan took into account an executive’s “target bonus.” Under the amendment, the bonus-related component of severance pay is based on an executive’s average cash bonus paid to the executive for the three years prior to his or her termination of employment; provided, however, that (i) if the executive has not been employed for three years, then the average bonus will be determined based on the actual bonuses paid over the course of his or her employment, and (ii) if the executive has no bonus history, then the bonus-related component of severance for such executive will be based on his or her “target bonus,” adjusted based on the funding of the Company’s cash bonus pool during the three years preceding his or her termination of employment.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description
10.1*	Synchrony Financial Amended and Restated 2014 Long-Term Incentive Plan
10.2*	Synchrony Financial Amended and Restated Change in Control Severance Plan
10.3*	First Amendment to the Synchrony Financial Restoration Plan
31(a)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
31(b)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
32*	Certification Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included as Exhibit 101)
______________________

*	Filed electronically herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synchrony Financial
(Registrant)

October 24, 2019	/s/ Brian J. Wenzel Sr.
Date	Brian J. Wenzel Sr. Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)