Form 10-K
period 2019-12-31
Synchrony Financial
filed 2020-02-13
CIK 1601712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
001-36560
(Commission File Number)
SYNCHRONY FINANCIAL
(Exact name of registrant as specified in its charter)

Delaware	51-0483352
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

777 Long Ridge Road
Stamford,	Connecticut	06902
(Address of principal executive offices)		(Zip Code)
(Registrant’s telephone number, including area code) (203) 585-2400
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	SYF	New York Stock Exchange
Depositary Shares Each Representing a 1/40th Interest in a Share of 5.625% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A	SYFPrA	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the outstanding common equity of the registrant held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $23,206,326,259,
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 7, 2020 was 613,476,835
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held May 21, 2020, is incorporated by reference into Part III to the extent described therein.

Synchrony Financial
Table of Contents
OUR ANNUAL REPORT ON FORM 10-K
To improve the readability of this document and better present both our financial results and how we manage our business, we present the content of our Annual Report on Form 10-K in the order listed in the table of contents below. See "Form 10-K Cross-Reference Index" on page 4 for a cross-reference index to the traditional U.S. Securities and Exchange Commission (SEC) Form 10-K format.

FORM 10-K CROSS REFERENCE INDEX
____________________________________________________________________________________________
______________________

(a)
Incorporated by reference to “Management”, “Election of Directors,” “Governance Principles,” “Code of Conduct” and “Committees of the Board of the Directors” in our definitive proxy statement for our 2020 Annual Meeting of Stockholders to be held on May 21, 2020, which will be filed within 120 days of the end our fiscal year ended December 31, 2019 (the “2020 Proxy Statement”).

(b)
Incorporated by reference to “Compensation Discussion and Analysis,” “2019 Executive Compensation,” “Management Development and Compensation Committee Report” and “Management Development and Compensation Committee Interlocks and Insider Participation” and “CEO Pay Ratio” in the 2020 Proxy Statement.

(c)	Incorporated by reference to “Beneficial Ownership” and “Equity Compensation Plan Information” in the 2020 Proxy Statement.

(d)	Incorporated by reference to “Related Person Transactions,” “Election of Directors” and “Committees of the Board of Directors” in the 2020 Proxy Statement.

(e)	Incorporated by reference to “Independent Auditor” in the 2020 Proxy Statement.

Certain Defined Terms
Except as the context may otherwise require in this report, references to:

•	“we,” “us,” “our” and the “Company” are to SYNCHRONY FINANCIAL and its subsidiaries;

•	“Synchrony” are to SYNCHRONY FINANCIAL only;

•	the “Bank” are to Synchrony Bank (a subsidiary of Synchrony);

•	the “Board of Directors” or “Board” are to Synchrony’s board of directors;

•	“GE” are to General Electric Company and its subsidiaries;

•	the “Tax Act” are to P.L. 115-97, commonly referred to as the Tax Cut and Jobs Act, signed into law on December 22, 2017; and

•	“FICO” are to a credit score developed by Fair Isaac & Co., which is widely used as a means of evaluating the likelihood that credit users will pay their obligations.
We provide a range of credit products through programs we have established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which, in our business and in this report, we refer to as our “partners.” The terms of the programs all require cooperative efforts between us and our partners of varying natures and degrees to establish and operate the programs. Our use of the term “partners” to refer to these entities is not intended to, and does not, describe our legal relationship with them, imply that a legal partnership or other relationship exists between the parties or create any legal partnership or other relationship. The “average length of our relationship” with respect to a specified group of partners or programs is measured on a weighted average basis by interest and fees on loans for the year ended December 31, 2019 for those partners or for all partners participating in a program, based on the date each partner relationship or program, as applicable, started. Information with respect to partner “locations” in this report is given at December 31, 2019. “Open accounts” represents credit card or installment loan accounts that are not closed, blocked or more than 60 days delinquent.
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
Forward-looking statements are based on management’s current expectations and assumptions, and are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, actual results could differ materially from those indicated in these forward-looking statements. Factors that could cause actual results to differ materially include global political, economic, business, competitive, market, regulatory and other factors and risks, such as: the impact of macroeconomic conditions and whether industry trends we have identified develop as anticipated; retaining existing partners and attracting new partners, concentration of our revenue in a small number of Retail Card partners, promotion and support of our products by our partners, and financial performance of our partners; cyber-attacks or other security breaches; higher borrowing costs and adverse financial market conditions impacting our funding and liquidity, and any reduction in our credit ratings; our ability to grow our deposits in the future; our ability to securitize our loan receivables, occurrence of an early amortization of our securitization facilities, loss of the right to service or subservice our securitized loan receivables, and lower payment rates on our securitized loan receivables; changes in market interest rates and the impact of any margin compression; effectiveness of our risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, our ability to manage our credit risk, the sufficiency of our allowance for loan losses and the accuracy of the assumptions or estimates used in preparing our financial statements; our ability to offset increases in our costs in retailer share arrangements; competition in the consumer finance industry; our concentration in the U.S. consumer credit market; our ability to successfully develop and commercialize new or enhanced products and services; our ability to realize the value of acquisitions and strategic investments; reductions in interchange fees; fraudulent activity; failure of third parties to provide various services that are important to our operations; disruptions in the operations of our and our outsourced partners' computer systems and data centers; international risks and compliance and regulatory risks and costs associated with international operations; alleged infringement of intellectual property rights of others and our ability to protect our intellectual property; litigation and regulatory actions; damage to our reputation; our ability to attract, retain and motivate key officers and employees; tax legislation initiatives or challenges to our tax positions and/or interpretations, and state sales tax rules and regulations; a material indemnification obligation to GE under the Tax Sharing and Separation Agreement with GE (the "TSSA") if we cause the split-off from GE or certain preliminary transactions to fail to qualify for tax-free treatment or in the case of certain significant transfers of our stock following the split-off; regulation, supervision, examination and enforcement of our business by governmental authorities, the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and other legislative and regulatory developments and the impact of the Consumer Financial Protection Bureau’s (the “CFPB”) regulation of our business; impact of capital adequacy rules and liquidity requirements; restrictions that limit our ability to pay dividends and repurchase our common stock, and restrictions that limit the Bank’s ability to pay dividends to us; regulations relating to privacy, information security and data protection; use of third-party vendors and ongoing third-party business relationships; and failure to comply with anti-money laundering and anti-terrorism financing laws.
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included in “Risk Factors Relating to Our Business” and “Risk Factors Relating to Regulation.” You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties, or potentially inaccurate assumptions that could cause our current expectations or beliefs to change. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.

OUR BUSINESS
Our Company
____________________________________________________________________________________________
We are a premier consumer financial services company. We deliver a wide range of specialized financing programs, as well as innovative consumer banking products, across key industries including digital, retail, home, auto, travel, health and pet. We provide a range of credit products through our financing programs which we have established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” Through our partners’ over 410,000 locations across the United States and Canada, and their websites and mobile applications, we offer their customers a variety of credit products to finance the purchase of goods and services. During 2019, we financed $149.4 billion of purchase volume, and at December 31, 2019, we had $87.2 billion of loan receivables and 75.5 million active accounts. Our active accounts represent a geographically diverse group of both consumers and businesses, with an average FICO score of 719 for active accounts at December 31, 2019.
Our business benefits from longstanding and collaborative relationships with our partners, including some of the nation’s leading retailers and manufacturers with well-known consumer brands, such as Lowe’s and Ashley HomeStore and also leading digital partners, such as Amazon and PayPal. We believe our partner-centric business model has been successful because it aligns our interests with those of our partners and provides substantial value to both our partners and our customers. Our partners promote our credit products because they generate increased sales and strengthen customer loyalty. Our customers benefit from instant access to credit, discounts, such as cash back rewards, and promotional offers. We seek to differentiate ourselves through deep partner integration and our extensive marketing expertise. We have omni-channel (in-store, online and mobile) technology and marketing capabilities, which allow us to offer and deliver our credit products instantly to customers across multiple channels.
We conduct our operations through a single business segment. Profitability and expenses, including funding costs, loan losses and operating expenses, are managed for the business as a whole. Substantially all of our operations are within the United States. We offer our credit products through three sales platforms (Retail Card, Payment Solutions and CareCredit). Those platforms are organized by the types of products we offer and the partners we work with, and are measured on interest and fees on loans, loan receivables, active accounts and other sales metrics. Retail Card is a leading provider of private label credit cards, and also provides Dual Cards, general purpose co-branded credit cards, and small and medium-sized business credit products. Payment Solutions is a leading provider of promotional financing for major consumer purchases, offering primarily private label credit cards and installment loans. CareCredit is a leading provider of promotional financing to consumers for health, veterinary and personal care procedures, services and products, including dental, vision, audiology and cosmetic.
We offer our credit products primarily through our wholly-owned subsidiary, the Bank. In addition, through the Bank, we offer, directly to retail and commercial customers, a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”), including certificates of deposit, individual retirement accounts (“IRAs”), money market accounts and savings accounts. We also take deposits at the Bank through third-party securities brokerage firms that offer our FDIC-insured deposit products to their customers. We have significantly expanded our online direct banking operations in recent years and our deposit base serves as a source of stable and diversified low cost funding for our credit activities. At December 31, 2019, we had $65.1 billion in deposits, which represented 77% of our total funding sources.

Our Sales Platforms
____________________________________________________________________________________________
We offer our credit products through three sales platforms: Retail Card, Payment Solutions and CareCredit. Set forth below is a summary of certain information relating to our Retail Card, Payment Solutions and CareCredit platforms:
Retail Card
Retail Card is a leading provider of private label credit cards, and also provides Dual Cards, general purpose co-branded credit cards and small and medium-sized business credit products. Retail Card accounted for $13.6 billion, or 73%, of our total interest and fees on loans for the year ended December 31, 2019. Substantially all of the credit extended in this platform is on standard (i.e., non-promotional) terms.
Retail Card’s revenue primarily consists of interest and fees on our loan receivables. Other income primarily consists of interchange fees earned when our Dual Card or general purpose co-brand cards are used outside of our partners’ sales channels and fees paid to us by customers who purchase our debt cancellation products, less loyalty program payments.
Retail Card Partners
We have Retail Card programs with 25 national and regional retailers, which have approximately 10,000 retail locations and include department stores, specialty retailers, mass merchandisers and digital (multi-channel and online retailers). The average length of our relationship with our Retail Card partners is 21 years. Our oil and gas retail credit programs are no longer reported within our Retail Card sales platform and are now reported within our Payment Solutions sales platform.

Our five largest ongoing programs are with Retail Card partners. Based upon interest and fees on loans for the year ended December 31, 2019, excluding the Walmart program, our five largest programs were: Gap, JCPenney, Lowe’s, PayPal and Sam’s Club. These programs accounted in aggregate for 47% of our total interest and fees on loans for the year ended December 31, 2019, and 48% of loan receivables at December 31, 2019. Our programs with Lowe's and PayPal each accounted for more than 10% of our total interest and fees on loans for the year ended December 31, 2019. In October 2019, we sold $8.2 billion of receivables associated with our consumer program agreement with Walmart.
The length of our relationship with each of our five largest ongoing Retail Card partners is over 15 years, and in the case of Lowe's, 40 years. The current expiration dates for these agreements range from 2022 through 2030. Within the last eighteen months, we have extended our program agreements with the majority of these key partners, including most recently our agreement announced in October 2019 to extend our program agreement with PayPal, and also to become the exclusive issuer of a Venmo co-branded consumer credit card.
New and Extended Partner Programs
During the year ended December 31, 2019, in addition to our agreement with PayPal discussed above, we announced our new partnerships with Norwegian Air, and in January 2020, with Verizon, and also extended our program agreement with Dick's Sporting Goods.
A total of 20 of our 25 ongoing Retail Card program agreements, now have an expiration date in 2022 or beyond. These 20 program agreements represented in the aggregate 98% of both our Retail Card interest and fees on loans for the year ended December 31, 2019 and of our Retail Card loan receivables at December 31, 2019 attributable to our ongoing programs.
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
Payment Solutions
Payment Solutions is a leading provider of promotional financing for major consumer purchases, offering consumer choice for financing at the point of sale, including primarily private label credit cards, Dual Cards and installment loans. Payment Solutions accounted for $2.8 billion, or 15%, of our total interest and fees on loans for the year ended December 31, 2019. Credit extended in this platform, other than for our oil and gas retail partners, is primarily promotional financing.

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
Payment Solutions Partners
In Payment Solutions, we create customized credit programs for national and regional retailers, manufacturers, buying groups, and industry associations. In addition, we create our own industry vertical programs, which are available to local, small and medium size merchants to provide financing offers to their customers.
At December 31, 2019, our Payment Solutions partners had approximately 160,000 retail locations, including oil and gas retail locations. Payment Solutions is diversified by program, with no one Payment Solutions program accounting for more than 1.3% of our total interest and fees on loans for the year ended December 31, 2019. At December 31, 2019, the average length of our relationships with our ten largest ongoing Payment Solutions programs was 13 years.

Payment Solutions interest and fees on loans by retail market

Year ended December 31, 2019

Home furnishings/flooring
Automotive
Electronics/appliances
Home specialty
Power (motorcycles, ATVs and lawn and garden)
Other retail
Jewelry and other luxury
42%
21%
11%
8%
7%
6%
5%

_____________________

(1)	Ongoing partners. Based on interest and fees on loans for the year ended December 31, 2019.
In Payment Solutions, we generally partner with sellers of “big-ticket” products or services (generally priced from $500 to $25,000) to consumers where our financing products and industry expertise provide strong incremental value to our partners and their customers. We also promote our programs to sellers through direct marketing activities such as industry trade publications, trade shows and sales efforts by dedicated internal and external sales teams, leveraging our existing partner network or through endorsements from manufacturers, buying groups and industry associations. Our broad array of point of sale technologies and quick enrollment process allow us to quickly and cost-effectively integrate new partners.
During the year ended December 31, 2019, we expanded our Synchrony Car Care and Synchrony HOME program acceptance networks and announced our new partnerships with Grand Home Furnishings, Leisure Pro, Mor furniture for less, Samsung HVAC, Travis Industries, and Zero Motorcycles. We also extended our program agreements with BuyMax Alliance, CCA Global Partners, CFMOTO, Conn's HomePlus, Continental Tires, La-Z-Boy, P.C. Richard & Son, Penske, Polaris, Rheem, Rooms To Go, and Suzuki. In January 2020, we completed the sale of loan receivables associated with the Yamaha portfolio.

Payment Solutions Program Agreements
National and Regional Retailers and Manufacturers
The terms of our program agreements with national and regional retailers and manufacturers are typically similar to the terms of our Retail Card program agreements in that we are the exclusive program provider of financing for the national or regional retailer or manufacturer with respect to the financing products that we offer. Some program agreements, however, allow the merchant to use a second source lender after an application has been submitted to us and declined, or in the case of some of our programs, may allow the manufacturer to have several primary lenders. The terms of the program agreements generally run from three to five years and are subject to termination prior to the scheduled termination date by us or our partner for various reasons, including if the other party materially breaches its obligations. Some of these programs also permit our partner to terminate the program if we change certain key cardholder terms, exceed certain pricing thresholds, certain force majeure events occur, certain changes in our ownership occur or there is a material adverse change in our financial condition. A few of these programs also may be terminated at will by the partner on specified notice to us (e.g., several months). Many of these program agreements have renewal clauses which allow the program agreement to be renewed for successive one or more year terms until terminated by us or our partner. We typically negotiate with program participants to renew the program agreements well in advance of their termination dates.
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
Synchrony-Branded Networks
Our Synchrony-branded networks are focused on specific industries, where we create either company-branded or company and partner-branded private label credit cards that are usable across all participating locations within the industry-specific network. For example, our Synchrony Car Care network, comprised of merchants selling automotive parts, repair services and tires, covers over 730,000 locations across the United States, and cards issued may be dual branded with Synchrony Car Care and partners such as Midas, Michelin Tires or Pep Boys. Under the terms of these networks, we establish merchant discounts applicable to each financing offer, and, in some cases, the fees we charge partners for their membership in the network. In addition, we also earn interchange fees through credit card transactions outside of the program network. The Synchrony Car Care network allows for expanded use outside of the program network at certain related merchants, such as gas stations. Similarly, the Synchrony HOME credit card is accepted at more than one million home-related retail locations nationwide, including both partner locations and retailers outside of our program network.

Dealer Agreements
For the programs we have established with manufacturers, buying groups, industry associations, industry vertical programs and Synchrony-branded networks described above, we enter into individual agreements with the merchants and dealers that offer our credit products under these programs. These agreements generally are not exclusive and some parties who offer our financing products also offer financing from our competitors. Our agreements generally continue until terminated by either party, with termination typically available to either party at will upon 15 days’ written notice. Our dealer agreements set forth the economic terms associated with the program, including the fees charged to dealers to offer promotional financing, and in some cases, allow us to periodically change the fees we charge.
CareCredit
CareCredit is a leading provider of promotional financing to consumers for health, veterinary and personal care procedures, services and products. CareCredit accounted for $2.3 billion, or 12%, of our total interest and fees on loans for the year ended December 31, 2019. Substantially all of the credit extended in CareCredit is promotional financing.
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
In March 2019, we announced our acquisition of Pets Best and entry into the pet health insurance industry as a managing general agent. This acquisition allows CareCredit to offer comprehensive financial options to consumers for veterinary care.
CareCredit Partners
The vast majority of our partners are individual and small groups of independent healthcare providers, which includes networks of healthcare practitioners that provide elective and other procedures that generally are not fully covered by insurance. The remainder are primarily national and regional healthcare providers and health-focused retailers, such as pharmacies. At December 31, 2019, we had a network of CareCredit providers and health-focused retailers that collectively have over 240,000 locations.

CareCredit interest and fees on loans by specialty

Year ended December 31, 2019

Dental
Veterinary
Cosmetic and dermatology
Vision
Audiology
Other markets
60%
20%
10%
5%
2%
3%

During 2019, over 200,000 locations either processed a CareCredit application or made a sale on a CareCredit credit card. No one CareCredit partner accounted for more than 0.2% of our total interest and fees on loans for the year ended December 31, 2019.

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
At December 31, 2019, we had relationships with over 120 professional and other associations (including the American Dental Association and the American Veterinary Medical Association), manufacturers and buying groups, which endorse and promote our credit products to their members. Of these relationships, over 70 were paid endorsements linked to member enrollment in, and volume under, the relevant program.
We screen potential partners using a variety of criteria, including whether the potential provider specializes in one of our approved specialties, carries the appropriate licensing and certifications, and meets our underwriting criteria. We also screen potential partners for reputational issues. We work with professional and other associations, manufacturers, buying groups, industry associations and healthcare consultants to educate their constituents about the products and services we offer. We believe our ability to attract new partners is aided by our customer satisfaction rate, which our research in 2019 showed is 91%. We also approach individual healthcare service providers through direct mail, advertising, and at trade shows.
During the year ended December 31, 2019, we expanded our network through our new partnerships with Baylor Scott & White Medical Center, Kaiser Permanente, Lehigh Valley Physician's Group, Loyale, Simplee and St. Luke's University Health Network, renewed our agreements with Bosley and William Demant Holdings, and launched our new program with Lighthouse. The network also expanded by over 20,000 provider locations and grew average active cardholder accounts by 4%.

Our Customers
____________________________________________________________________________________________
Acquiring and Marketing to Retail Card & Payment Solutions Customers
In our Retail Card and Payment Solutions platforms we work directly with our partners using their distribution network, communication channels and customer interactions to market our products to their existing and potential customers. We believe our presence at partners’ points of sale (in-store, online and mobile) locations and our ability to make credit decisions instantly for a customer already predisposed to make a purchase enables us to acquire new customer accounts at a lower cost than issuers of general purpose cards.
To acquire new customers, we collaborate and deeply integrate with our partners and leverage our marketing expertise to create programs that promote our products to creditworthy customers. Frequently, our partners market the availability of credit as part of the advertising for their goods and services. Our marketing programs include marketing offers (e.g., 10% off the customer’s first purchase) and consumer communications that are delivered through a variety of channels, including in-store signage, online advertising, retailer website placement, associate communication, emails, text messages, direct mail campaigns, advertising circulars, and outside marketing via television, radio, print, and digital marketing (search engine optimization, paid search and personalization). We also employ our proprietary Quickscreen acquisition method to make targeted pre-approved credit offers at the point-of-sale. Our Quickscreen technology allows us to process customer information obtained from our partners through our risk models such that when these customers seek to make payment for goods and services at our partners' points-of-sale, we can offer them credit instantly, if appropriate. Based on our experience, due to the personalized and immediate nature of the offer, Quickscreen significantly outperforms traditional direct-to-consumer pre-approved channels, such as direct mail or email, in response rate and dollar spending.
In Payment Solutions we also market the value of cross-network benefits to our partners. For example, the Synchrony Car Care credit card offers motorists the convenience of one card to pay for comprehensive auto care at thousands of service and parts locations, as well as fuel at gas stations nationwide. In addition, we launched Synchrony HOME Network, which allows customers to finance items from home décor to mattresses to flooring at thousands of participating HOME locations nationwide.

Acquiring and Marketing to CareCredit Customers
We market our products through our network of providers by training them on the advantages of CareCredit and by creating marketing materials for providers to use to promote the program and educate customers. Our training helps our providers learn to discuss payment options during the pre-treatment consultation phase, including the option to apply for a CareCredit credit card and the offer of promotional credit. According to a 2019 survey of our CareCredit customers, 50% indicated they would have postponed or reduced the scope of treatment if financing was not offered by their provider. Consumers can apply for our CareCredit products in the provider’s office or online via the web or mobile device.
As the market continues to evolve, we are increasingly seeing more customers from mobile and internet channels. Consumers are going online to look for information about the types of procedures or care they need, where to receive that care and how to pay for it. As such, we are promoting CareCredit directly to potential and existing customers using digital marketing. Our provider locator, on our website, allows customers to search among the more than 240,000 locations that accept the CareCredit credit card by desired geography and provider type. According to our records, our CareCredit provider locator averaged over 1.3 million searches per month during the year ended December 31, 2019. We believe our partners recognize the locator as an important source of new customer acquisition and information about their practice.
We believe going direct to consumers through digital marketing will have several benefits. Customers will have a better understanding of the types of care they can pay for, the different financing options available and where they can use CareCredit. In addition, whether they choose to apply online or in the provider’s office, once approved, they can move forward with the care they want or need to feel better.
Enterprise Customer Engagement ("ECE") / Analytics
After a customer obtains one of our products, our marketing programs encourage ongoing card usage by communicating the benefits of our products’ value propositions. Examples of such programs include: promotional financing offers, cardholder events, product and partner discounts, dollar-off certificates, account holder sales, reward points and offers, new product announcements and previews, and other specific partner value offerings. These programs are executed through our partners’ and our own (direct to consumer) distribution channels.
Our ECE and data analytics teams, help us optimize these programs through detailed test-and-learn tracking of cardholder responsiveness and subsequent behavior. This data is leveraged by applying machine learning and other analytic techniques to create tools that allow for customized marketing messages and promotional offers to cardholders. For example, if a cardholder consistently responds to a coupon sent by text message versus other channels, we will tailor future marketing messages to be delivered by text message and use such insight to identify other populations that are likely to behave in similar ways. Our Dual Card and general purpose co-branded credit card programs are further enhanced by the collection and analysis of data on customers' spend patterns at both our partners and at other retailers. The objective of these efforts is to drive incremental volume for our programs while maximizing return on investment.
Our extensive marketing activities targeted to existing customers have yielded high levels of re-use across both our Payment Solutions and CareCredit sales platforms. During the year ended December 31, 2019, 30% (excluding oil and gas retail partner programs) and 54% of purchase volume across our Payment Solutions platform and CareCredit network, respectively, resulted from repeat use at one or more retailers or providers.
Digital and mobile capabilities
We remain focused on investing in our digital and mobile capabilities, bringing to market new features, channels and experiences for our customers and enhancing our existing digital design and user experience. Our approach continues to be customer and partner-centric to reach our customers in unique ways at home, in store, online or wherever they prefer. We believe these investments are critical to driving growth in our existing programs as well as securing renewals and winning new programs such as our new co-branded consumer credit cards for Venmo and Verizon.

In 2019, we continued to focus on our digital apply platform (“dApply”) and driving a simplified experience for our customers. We have launched capabilities that can securely pre-fill data from a variety of sources and bring the application process down to just 2 or 3 input fields while also improving the authentication of the customer. Combined with introducing more ways to start a new application, such as our new text-to-apply capability, and modernizing the user experience design of our terms display to be easier for our customers, the dApply platform continues to be critical in how we engage with our customers. In the fourth quarter of 2019, digital applications represented more than 50% of our total applications received.
We have also continued to introduce new ways for our customers to interact with their accounts. We’ve expanded our voice assistant offerings including, enabling our Store Card Skill on Amazon Alexa to now be available across all Alexa devices including those with screens. Our Amazon customers can now access and service their account using just their voice from their living room TV. We are also developing an account servicing capability on Google Home. With the continuing customer shift towards mobile, we’ve also introduced a mobile account lookup capability to give customers a secure, fast and easy way to access a digital representation of their card from their personal device that can be used at the retailer point of sale.
Digital account servicing now represents over 62% of all account servicing done by our customers and we continue to invest in capabilities to improve this experience. We’ve introduced technology to allow our customers to securely link their Synchrony account servicing credentials to an online account they may have with a retailer, allowing for a seamless single-sign-on experience that more deeply merges the shopping and account management experiences. Finally, we are also developing the digital capabilities for our commercial account platforms, enabling many new features for digital servicing, and rolling out new modern digital apply platforms for in-store and online as well.
We are also investing in opening our platform to partners via application program interfaces (APIs) in the creation of our Synchrony Developer Portal. Through exposing an increasing array of APIs for the credit life-cycle, we are creating opportunities to build new and richer experiences with our partners and in 2019 we launched multiple new experiences with partners integrating our APIs into their digital assets focused on credit applications, rewards and account servicing. This will continue to be a significant strategic focus for Synchrony.
In our online direct banking operations we launched a native application on iOS and Android and a new website focused on enhancing the customer experience.
Finally, we’ve continued to expand the reach of our virtual assistant, Sydney, across our digital platforms and mobile servicing, and deepened her knowledge and ability to respond to the questions and tasks that our customers ask.
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
The following table sets forth each credit product by type and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at December 31, 2019.

		Promotional Offer
Credit Product	Standard Terms Only	Deferred Interest	Other Promotional	Total
Credit cards	63.1%	18.8%	15.2%	97.1%
Commercial credit products	1.4	—	—	1.4
Consumer installment loans	—	—	1.5	1.5
Other	—	—	—	—
Total	64.5%	18.8%	16.7%	100.0%
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
Credit under a private label credit card typically is extended either on standard terms only in our Retail Card sales platform, which means accounts are assessed periodic interest charges using an agreed non-promotional fixed and/or variable interest rate, or pursuant to a promotional financing offer in our Payment Solutions and CareCredit sales platforms, involving deferred interest, no interest or reduced interest during a set promotional period. Promotional periods typically range between six and 60 months, but we may agree to longer terms with the partner. In almost all cases, we receive a merchant discount from our partners to compensate us for all or part of the foregone interest income associated with promotional financing. The terms of these promotions vary by partner, but generally the longer the deferred interest, reduced interest or interest-free period, the greater the partner’s merchant discount. Some offers permit customers to pay for a purchase in equal monthly payments with no interest or at a reduced interest rate, rather than deferring or delaying interest charges. For our deferred interest products, approximately 80% of customer transactions are typically paid off before interest is assessed. In CareCredit, standard rate financing generally applies to charges under $200.
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

Dual Cards and General Purpose Co-Brand Cards
Our patented Dual Cards are credit cards that function as private label credit cards when used to purchase goods and services from our partners, and as general purpose credit cards when used to make purchases from other retailers wherever cards from those card networks are accepted or for cash advance transactions. We currently issue Dual Cards for use on the MasterCard and Visa networks and we have the potential capability to issue Dual Cards for use on the American Express and Discover networks.
We have been granted two U.S. patents relating to the process by which our Dual Cards function as a private label credit card when used to make purchases from our partners and function as a general purpose credit card when used on the systems of other credit card associations.
We also offer general purpose co-branded credit cards that do not function as private label credit cards, as well as, in limited circumstances, a Synchrony-branded general purpose credit card.
Credit extended under our Dual Cards and general purpose co-branded credit cards typically is extended on standard terms only. Dual Cards and general purpose co-branded credit cards are offered across all of our sales platforms. At December 31, 2019, we offered either Dual Cards or general purpose co-branded credit cards through 22 ongoing partners and our CareCredit Dual Card, of which the majority are Dual Cards. We expect to continue to increase the number of partner programs that offer Dual Cards or general purpose co-branded credit cards and seek to increase the portion of our loan receivables attributable to these products.
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
Installment loans are assessed periodic finance charges using fixed interest rates. In addition to periodic finance charges, we may impose other charges and fees on loan accounts, including late fees where a customer has not made the required payment by the required due date and returned payment fees.
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

Direct-to-Consumer Banking
__________________________________________________________________________________________
Through the Bank, we offer our customers a range of FDIC-insured deposit products. The Bank also takes brokered deposits through third-party securities brokerage firms that offer our FDIC-insured deposit products to their customers. At December 31, 2019, we had $65.1 billion in deposits, $54.2 billion of which were direct deposits and $10.9 billion of which were brokered deposits. At December 31, 2019, deposits represented 77% of our total funding sources. During 2019, direct deposits were received from approximately 491,000 customers that had a total of approximately 1 million accounts. Retail customers accounted for substantially all of our direct deposits at December 31, 2019. The Bank had a 85% retention rate on certificates of deposit balances up for renewal for the year ended December 31, 2019. FDIC insurance is provided for our deposit products up to applicable limits.
We have significantly expanded our online direct banking operations in recent years and our deposit base serves as a source of stable and diversified low cost funding for our credit activities. Our online platform is highly scalable allowing us to expand without having to rely on a traditional “brick and mortar” branch network. During 2019 we launched a native application on iOS and Android and a new website focused on enhancing the customer experience. We expect the continued growth in our direct banking platform to come primarily from retail deposits from consumer customers.
We continue to grow our direct banking operations and believe we are well-positioned to continue to benefit from the consumer-driven shift from branch banking to direct banking. According to the 2019 American Bankers Association survey, approximately 77% of customers primarily use direct channels (internet, mail, phone and mobile) to manage their bank accounts.
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
To attract new deposits and retain existing ones, we intend to introduce new deposit products, enhancements to our existing products, and deliver new capabilities. This may include the introduction of checking accounts, overdraft protection lines of credit, bill payment and person-to-person payment features, and Synchrony-branded debit cards. Our focus on deposit-taking and related branding efforts will also enable us to offer other branded direct-banking products more efficiently in the future.

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
Credit Risk Management
____________________________________________________________________________________________
Credit risk management is a critical component of our management and growth strategy. Credit risk refers to the risk of loss arising from customer default when customers are unable or unwilling to meet their financial obligations to us. Our credit risk arising from credit products is generally highly diversified across approximately 135 million open accounts at December 31, 2019, without significant individual exposures. We manage credit risk primarily according to customer segments and product types.
Customer Account Acquisition
We have developed programs to promote credit with each of our partners and have developed varying credit decision guidelines for the different partners. We originate credit accounts through several different channels, including in-store, mail, internet, mobile, telephone and pre-approved solicitations. In addition, we have, and may in the future, acquire accounts that were originated by third parties in connection with establishing programs with new partners.
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
We also apply additional application screens based on various inputs, including credit bureau information, alternative data, our previous experience with the customer and information provided by our partner, to help identify additional factors, such as potential fraud and prior bankruptcies, before qualifying the application for approval. We compare applicants’ names against the Specially Designated Nationals list maintained by the Office of Foreign Assets Control of the U.S. Department of the Treasury (“OFAC”), as well as screens that account for adherence to USA PATRIOT Act of 2001 (the “Patriot Act”) and Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) requirements, including ability to pay requirements.
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

Customer Account Management
We regularly assess the credit risk exposure of our customer accounts. This ongoing assessment includes information relating to the customer’s performance with respect to their account with us, as well as information from credit bureaus relating to the customer’s broader credit performance. To monitor and control the quality of our loan portfolio (including the portion of the portfolio originated by third parties), we use behavioral scoring models that we have developed to score each active account on its monthly cycle date. Proprietary risk models, together with the credit scores obtained on each active account no less than quarterly, are an integral part of our credit decision-making process. Depending on the duration of the customer’s account, risk profile and other performance metrics, the account may be subject to a range of account actions, including limits on transaction authorization and increases or decreases in purchase and cash credit limits.
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
Customer Service
____________________________________________________________________________________________
Customer service is an important feature of our relationship with our partners. Our customers can contact us via phone, mail, email, eService and eChat. During the year ended December 31, 2019, we handled over 300 million inquiries.
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
Given the nature of our business and the high volume of calls, we maintain several centers of excellence to ensure the quality of our customer service across all of our sites. Examples of these centers of excellence include back office, quality assurance, customer experience, training, workforce and capacity planning, surveillance and process control.
Production Services
____________________________________________________________________________________________
Our production services organization oversees a number of services, including:

•	payment processing (more than 700 million paper and electronic payments in 2019);

•	embossing and mailing credit cards (more than 50 million cards in 2019);

•	printing and mailing and eService delivery of credit card statements (more than 750 million paper and electronic statements in 2019); and

•	other letters mailed or sent electronically (more than 90 million in 2019).
In December 2019, our payment processing services were outsourced to a third party under a multi-year agreement. U.S. credit card statement printing and mailing, card embossing and mailing and letter production and mailing for customers are provided through outsourced services with Fiserv. While these services are outsourced, we monitor and maintain oversight of these other services. Fiserv also produces our statements and other mailings for deposit customers.
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
As part of our continuous efforts to enhance our technological capabilities, we may either develop these capabilities internally or in partnership with third-party providers. Our internal approach involves deployment of cross-functional product teams, often in collaboration with our partners, focused on driving rapid delivery of in-house product innovation and development, and the commercialization of new products. In addition, at times we also partner with third-party providers to help us deliver systems and operational infrastructure based on strategies and, in some cases, architecture, designed by us. We leverage Fiserv (including their recent acquisition of First Data) for our credit card transaction processing and production and our retail banking operations.

Data Security
The protection and security of financial and personal information of our consumers is one of our highest priorities. We have implemented a comprehensive information security program that includes administrative, technical and physical safeguards that we believe provide an appropriate level of protection to maintain the confidentiality, integrity, and availability of our Company's and our customers' information. This includes protecting against any known or evolving threats to the security or integrity of customer records and information, and against unauthorized access to or use of customer records or information.
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
Employees
____________________________________________________________________________________________
At December 31, 2019, we had over 16,500 full time employees. None of our employees are represented by a labor union or are covered by a collective bargaining agreement. We have not experienced any material employment-related work stoppages and consider relations with our employees to be good. We also have relationships with third-party call center providers in the United States and other countries that provide us with additional contractors for customer service, collections and other functions.
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
Competition
____________________________________________________________________________________________
Our industry continues to be highly competitive. We compete for relationships with partners in connection with retaining existing or establishing new consumer credit programs. Our primary competitors for partners include major financial institutions such as Alliance Data Systems, American Express, Capital One, JPMorgan Chase, Citibank, TD Bank and Wells Fargo, and to a lesser extent, financial technology companies and potential partners’ own in-house financing capabilities. We compete for partners on the basis of a number of factors, including program financial and other terms, underwriting standards, marketing expertise, service levels, product and service offerings (including incentive and loyalty programs), technological capabilities and integration, brand and reputation. In addition, some of our competitors for partners have a business model that allows for their partners to manage underwriting (e.g., new account approval), customer service and collections, and other core banking responsibilities that we retain.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. For a discussion and analysis of our financial condition and results of operations comparing 2018 vs. 2017, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018 (our “2018 Form 10-K”). The discussion below contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations. See “Cautionary Note Regarding Forward-Looking Statements.”

Selected Financial Data
____________________________________________________________________________________________
Consolidated Statements of Earnings Information

	Years Ended December 31,
($ in millions, except per share data)	2019	2018	2017	2016	2015
Interest income	$19,090	$17,988	$16,407	$14,778	$13,228
Interest expense	2,291	1,870	1,391	1,248	1,135
Net interest income	16,799	16,118	15,016	13,530	12,093
Retailer share arrangements	(3,858)	(3,099)	(2,937)	(2,902)	(2,738)
Provision for loan losses	4,180	5,545	5,296	3,986	2,952
Net interest income, after retailer share arrangements and provision for loan losses	8,761	7,474	6,783	6,642	6,403
Other income	371	265	288	344	392
Other expense	4,245	4,095	3,747	3,416	3,264
Earnings before provision for income taxes	4,887	3,644	3,324	3,570	3,531
Provision for income taxes	1,140	854	1,389	1,319	1,317
Net earnings	$3,747	$2,790	$1,935	$2,251	$2,214
Net earnings available to common stockholders	$3,747	$2,790	$1,935	$2,251	$2,214
Weighted average shares outstanding (in millions)
Basic	670.2	742.3	795.6	829.2	833.8
Diluted	673.5	746.9	799.7	831.5	835.5
Earnings per share
Basic	$5.59	$3.76	$2.43	$2.71	$2.66
Diluted	$5.56	$3.74	$2.42	$2.71	$2.65
Dividends declared per common share	$0.86	$0.72	$0.56	$0.26	$—

Consolidated Statements of Financial Position Information

($ in millions)	At December 31,
	2019	2018	2017	2016	2015
Assets:
Cash and equivalents	$12,147	$9,396	$11,602	$9,321	$12,325
Debt securities	5,911	6,062	4,473	5,095	3,127
Loan receivables	87,215	93,139	81,947	76,337	68,290
Allowance for loan losses	(5,602)	(6,427)	(5,574)	(4,344)	(3,497)
Loan receivables held for sale	725	—	—	—	—
Goodwill	1,078	1,024	991	949	949
Intangible assets, net	1,265	1,137	749	712	701
Other assets	2,087	2,461	1,620	2,137	2,095
Total assets	$104,826	$106,792	$95,808	$90,207	$83,990
Liabilities and Equity:
Total deposits	$65,154	$64,019	$56,488	$52,055	$43,367
Total borrowings	19,866	23,996	20,799	20,147	24,279
Accrued expenses and other liabilities	4,718	4,099	4,287	3,809	3,740
Total liabilities	89,738	92,114	81,574	76,011	71,386
Total equity	15,088	14,678	14,234	14,196	12,604
Total liabilities and equity	$104,826	$106,792	$95,808	$90,207	$83,990

Results of Operations for the Three Years Ended December 31, 2019
____________________________________________________________________________________________
Key Earnings Metrics
Growth Metrics

Asset Quality Metrics
Capital and Liquidity

Highlights for Year Ended December 31, 2019
Below are highlights of our performance for the year ended December 31, 2019 compared to the year ended December 31, 2018, as applicable, except as otherwise noted.

•
Net earnings increased 34.3% to $3.7 billion for the year ended December 31, 2019, which included the impact of reductions in reserves related to the sale of the Walmart consumer portfolio of $857 million. The increase in net earnings was also driven primarily by higher net interest income, partially offset by an increase in retailer share arrangements, and other expense.

•
Loan receivables decreased 6.4% to $87.2 billion at December 31, 2019 compared to December 31, 2018, primarily driven by the sale of loan receivables associated with the Walmart portfolio. The decrease was partially offset by growth in our remaining loan receivables of 5.2%, driven by higher purchase volume and average active account growth.

•
Net interest income increased 4.2% to $16.8 billion for the year ended December 31, 2019, primarily due to higher average loan receivables growth, partially offset by the Walmart consumer portfolio sale and increases in interest expense reflecting higher benchmark interest rates and growth.

•
Retailer share arrangements increased 24.5% to $3.9 billion for the year ended December 31, 2019, primarily due to improved performance of the programs in which we have retailer share arrangements and growth.

•
Over-30 day loan delinquencies as a percentage of period-end loan receivables decreased 32 basis points to 4.44% at December 31, 2019 from 4.76% at December 31, 2018, and net charge-off rate increased 2 basis points to 5.65% for the year ended December 31, 2019.

•
Provision for loan losses decreased by $1.4 billion, or 24.6%, for the year ended December 31, 2019, primarily driven by reductions in reserves for loan losses related to the Walmart consumer portfolio sale which was completed in October 2019. The reduction totaled $1.1 billion for the year ended December 31, 2019. Our allowance coverage ratio (allowance for loan losses as a percentage of end of period loan receivables) decreased to 6.42% at December 31, 2019, as compared to 6.90% at December 31, 2018.

•	Other expense increased by $150 million, or 3.7%, for the year ended December 31, 2019, primarily driven by the PayPal Credit acquisition in July 2018, and business growth.

•
At December 31, 2019, deposits represented 77% of our total funding sources. Total deposits increased 1.8% to $65.1 billion at December 31, 2019, compared to December 31, 2018. Growth in our direct deposits of 9.7% to $54.2 billion, was partially offset by lower brokered deposits.

•	In November 2019, we issued depositary shares representing $750 million of non-cumulative perpetual preferred stock, with dividends payable quarterly beginning in February 2020.

•
On May 9, 2019, we announced that our Board approved a share repurchase program of up to $4.0 billion through June 30, 2020 and increased our quarterly dividend to $0.22 per common share in the third quarter of 2019. During the year ended December 31, 2019, we repurchased $3.6 billion of our outstanding common stock, and also declared and paid cash dividends of $0.86 per common share, or $581 million.

•	In March 2019, we announced our acquisition of Pets Best and entry into the pet health insurance industry as a managing general agent.

2019 Partner Agreements

•	In our Retail Card sales platform, we:

•	announced our new partnerships with Norwegian Air, and in January 2020, with Verizon.

•	successfully converted all PayPal Credit accounts and extended and expanded our program with PayPal and will become the exclusive issuer of a Venmo co-branded consumer credit card.

•	extended our program agreement with Dick's Sporting Goods.

•	completed our sale and conversion of $8.2 billion of loan receivables associated with our Retail Card program agreement with Walmart in October 2019.

•	In our Payment Solutions sales platform, we:

▪	expanded our Synchrony Car Care and Synchrony HOME program acceptance networks.

▪	announced our new partnerships with:

◦	Grand Home Furnishings, Leisure Pro, Mor furniture for less, Samsung HVAC, Travis Industries, and Zero Motorcycles.

•	extended our program agreements with:

◦	BuyMax Alliance, CCA Global Partners, CFMOTO, Conn's HomePlus, Continental Tires, La-Z-Boy, P.C. Richard & Son, Penske, Polaris, Rheem, Rooms to Go, and Suzuki.

▪	sold loan receivables associated with our program agreement with Yamaha in January 2020.

•	In our CareCredit sales platform, we:

▪	expanded our network through our new partnerships with:

◦	Baylor Scott & White Medical Center, Kaiser Permanente, Lehigh Valley Physician's Group, Loyale, Simplee and St. Luke's University Health Network.

▪	renewed our agreements with Bosley and William Demant and launched our new program with Lighthouse.

Other Financial and Statistical Data
The following table sets forth certain other financial and statistical data for the periods indicated.

At and for the years ended December 31 ($ in millions)	2019	2018	2017
Financial Position Data (Average):
Loan receivables, including held for sale	$88,649	$83,304	$75,702
Total assets	$105,677	$99,568	$91,107
Deposits	$65,036	$59,498	$53,400
Borrowings	$21,251	$21,951	$20,151
Total equity	$14,917	$14,386	$14,427
Selected Performance Metrics:
Purchase volume(1)	$149,411	$140,657	$131,814
Retail Card	$114,440	$107,685	$100,757
Payment Solutions	$23,880	$22,808	$21,642
CareCredit	$11,091	$10,164	$9,415
Average active accounts (in thousands)(2)	75,721	73,847	69,968
Net interest margin(3)	15.78%	15.97%	16.35%
Net charge-offs	$5,005	$4,692	$4,066
Net charge-offs as a % of average loan receivables, including held for sale	5.65%	5.63%	5.37%
Allowance coverage ratio(4)	6.42%	6.90%	6.80%
Return on assets(5)	3.5%	2.8%	2.1%
Return on equity(6)	25.1%	19.4%	13.4%
Equity to assets(7)	14.12%	14.45%	15.84%
Other expense as a % of average loan receivables, including held for sale	4.79%	4.92%	4.95%
Efficiency ratio(8)	31.9%	30.8%	30.3%
Effective income tax rate	23.3%	23.4%	41.8%
Selected Period End Data:
Loan receivables	$87,215	$93,139	$81,947
Allowance for loan losses	$5,602	$6,427	$5,574
30+ days past due as a % of period-end loan receivables(9)	4.44%	4.76%	4.67%
90+ days past due as a % of period-end loan receivables(9)	2.15%	2.29%	2.28%
Total active accounts (in thousands)(2)	75,471	80,339	74,541
__________________

(1)
Purchase volume, or net credit sales, represents the aggregate amount of charges incurred on credit cards or other credit product accounts less returns during the period. Purchase volume includes activity related to our portfolios classified as held for sale.

(2)	Active accounts represent credit card or installment loan accounts on which there has been a purchase, payment or outstanding balance in the current month.

(3)	Net interest margin represents net interest income divided by average interest-earning assets.

(4)	Allowance coverage ratio represents allowance for loan losses divided by total period-end loan receivables.

(5)	Return on assets represents net earnings as a percentage of average total assets.

(6)	Return on equity represents net earnings as a percentage of average total equity.

(7)	Equity to assets represents average equity as a percentage of average total assets.

(8)	Efficiency ratio represents (i) other expense, divided by (ii) sum of net interest income, plus other income, less retailer share arrangements.

(9)	Based on customer statement-end balances extrapolated to the respective period-end date.

Average Balance Sheet
The following table sets forth information for the periods indicated regarding average balance sheet data, which are used in the discussion of interest income, interest expense and net interest income that follows.

	2019			2018			2017
Years ended December 31 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$12,320	$258	2.09%	$11,059	$207	1.87%	$11,707	$129	1.10%
Securities available for sale	5,464	127	2.32%	6,566	137	2.09%	4,449	59	1.33%
Loan receivables, including held for sale(3):
Credit cards	85,334	18,384	21.54%	80,219	17,342	21.62%	72,795	15,941	21.90%
Consumer installment loans	1,963	182	9.27%	1,698	156	9.19%	1,491	137	9.19%
Commercial credit products	1,306	137	10.49%	1,333	144	10.80%	1,366	139	10.18%
Other	46	2	4.35%	54	2	3.70%	50	2	4.00%
Total loan receivables, including held for sale	88,649	18,705	21.10%	83,304	17,644	21.18%	75,702	16,219	21.42%
Total interest-earning assets	106,433	19,090	17.94%	100,929	17,988	17.82%	91,858	16,407	17.86%
Non-interest-earning assets:
Cash and due from banks	1,327			1,224			887
Allowance for loan losses	(5,902)			(5,900)			(4,942)
Other assets	3,819			3,315			3,304
Total non-interest-earning assets	(756)			(1,361)			(751)
Total assets	$105,677			$99,568			$91,107
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$64,756	$1,566	2.42%	$59,216	$1,186	2.00%	$53,173	$848	1.59%
Borrowings of consolidated securitization entities	11,941	358	3.00%	12,694	344	2.71%	12,179	263	2.16%
Senior unsecured notes	9,310	367	3.94%	9,257	340	3.67%	7,972	280	3.51%
Total interest-bearing liabilities	86,007	2,291	2.66%	81,167	1,870	2.30%	73,324	1,391	1.90%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	280			282			227
Other liabilities	4,473			3,733			3,129
Total non-interest-bearing liabilities	4,753			4,015			3,356
Total liabilities	90,760			85,182			76,680
Equity
Total equity	14,917			14,386			14,427
Total liabilities and equity	$105,677			$99,568			$91,107
Interest rate spread(4)			15.28%			15.52%			15.96%
Net interest income		$16,799			$16,118			$15,016
Net interest margin(5)			15.78%			15.97%			16.35%
____________________

(1)	Average yields/rates are based on total interest income/expense over average balances.

(2)	Includes average restricted cash balances of $754 million, $512 million and $642 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(3)	Interest income on loan receivables includes fees on loans of $2,773 million, $2,723 million and $2,609 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(4)	Interest rate spread represents the difference between the yield on total interest-earning assets and the rate on total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.
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

	2019 vs. 2018			2018 vs. 2017
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
($ in millions)	Average Volume	Average Yield / Rate	Net Change	Average Volume	Average Yield / Rate	Net Change
Interest-earning assets:
Interest-earning cash and equivalents	$25	$26	$51	$(7)	$85	$78
Securities available for sale	(24)	14	(10)	35	43	78
Loan receivables, including held for sale:
Credit cards	1,106	(64)	1,042	1,607	(206)	1,401
Consumer installment loans	25	1	26	19	—	19
Commercial credit products	(3)	(4)	(7)	(3)	8	5
Other	—	—	—	—	—	—
Total loan receivables, including held for sale	1,128	(67)	1,061	1,623	(198)	1,425
Change in interest income from total interest-earning assets	$1,129	$(27)	$1,102	$1,651	$(70)	$1,581

Interest-bearing liabilities:
Interest-bearing deposit accounts	$117	$263	$380	$103	$235	$338
Borrowings of consolidated securitization entities	(21)	35	14	11	70	81
Senior unsecured notes	2	25	27	47	13	60
Change in interest expense from total interest-bearing liabilities	98	323	421	161	318	479
Total change in net interest income	$1,031	$(350)	$681	$1,490	$(388)	$1,102

Business Trends and Conditions
We believe our business and results of operations will be impacted in the future by various trends and conditions, including the following:

•
Growth in loan receivables and interest income. We believe continuing stability in the U.S. economy and employment rates will contribute to an increase in consumer credit spending. In addition, we expect the use of credit cards to continue to increase versus other forms of payment such as cash and checks. We anticipate that these trends, combined with our marketing and partner engagement strategies, will contribute to growth in our loan receivables. In the near-to-medium term, we expect our total interest income to continue to grow, driven by the expected growth in average loan receivables. Our historical growth rates in loan receivables and interest income have benefited from new partner acquisitions, and therefore, if we do not continue to acquire new partners, replace the programs that are not extended or otherwise grow our business, our growth rates in loan receivables and interest income in the future will be lower than in recent periods. In October 2019, we completed the sale of the Walmart consumer portfolio. Due to the timing of our prior reclassification of these loan receivables as loan receivables held for sale on our Consolidated Statement of Financial Position in the first quarter of 2019, the sale will not impact our loan receivable growth in 2020. However, we do expect the sale to result in reductions in both our interest income and the yields generated from our loan receivables. For our ongoing programs, we do not expect to make any significant changes to customer pricing or merchant discount pricing in the near term other than those associated with changes in the prime rate and London Interbank Offered Rate (“LIBOR”), and therefore we expect yields generated from interest and fees on loan receivables will remain relatively stable.

•
Adoption of ASU 2016-13 Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“CECL”). We have adopted the new accounting standard for credit losses effective January 1, 2020. This new guidance replaces the existing incurred loss impairment guidance with a new impairment model known as the Current Expected Credit Loss (“CECL”) model, which is based on expected credit losses. While we continue to finalize our estimate and assumptions, we estimate the adoption will result in an increase of approximately $3.0 billion, or 54%, to the Company’s allowance for loan losses. This will also result in a corresponding significant increase to our allowance coverage ratio. As required under the new guidance, upon adoption in the first quarter of 2020, we will record a net decrease to retained earnings in our Consolidated Statement of Financial Position of approximately $2.3 billion. Such decrease will also result in a reduction in the Company’s Common Equity Tier 1 capital ratio of approximately 60 basis points per year, during the phase-in period permitted by the federal banking agencies, which runs through 2023. Following adoption of the new CECL guidance, upon origination of a loan, the estimate of expected credit losses, and any subsequent changes to our estimates of total expected losses for our loan receivables, will be recorded through provision for loan losses in our Consolidated Statement of Earnings.

•
Asset quality. In 2019, net charge-off rates were relatively flat compared to 2018, increasing slightly by 2 basis points to 5.65% for the year ended December 31, 2019, reflecting stable U.S. unemployment rates and consumer confidence. Delinquency metrics improved at December 31, 2019 compared to the same period in the prior year, primarily driven by the effects of the sale of the Walmart consumer portfolio. The assessment of our credit profile includes the evaluation of portfolio mix, account maturation, as well as broader consumer trends, such as payment behavior and overall indebtedness. We expect our net charge-off rate for the year ended December 31, 2020 to decrease slightly from 2019, primarily due to the effects of the Walmart consumer portfolio sale. We expect credit trends in the near term for our ongoing portfolio to be relatively stable. However, we do expect Provision for Loan Losses in our Consolidated Statement of Financial Position to increase in 2020 due to two significant factors that do not impact the asset quality of our ongoing programs. The increase will be driven by the comparability to the reductions in reserves experienced in 2019 related to the Walmart portfolio and also from the effects of the new CECL guidance discussed above.

•
Retailer share arrangement payments under our program agreements. We believe that the payments we make to our partners under our retailer share arrangements, for our on-going programs, in the aggregate, are likely to increase in absolute terms compared to the year ended December 31, 2019, primarily as a result of both the overall growth, mix and the performance of our programs. This increase is expected to be largely offset by the impact of the sale of the Walmart consumer portfolio. See Management’s Discussion and Analysis—Retailer Share Arrangements for additional information on these agreements.

•
Extended duration of our Retail Card program agreements. Our Retail Card program agreements typically have contract terms ranging from approximately five to ten years, and the average length of our relationship with our Retail Card partners is 21 years. We expect to continue to benefit from these programs on a long-term basis.

A total of 20 of our 25 ongoing Retail Card program agreements have an expiration date in 2022 or beyond. These 20 program agreements represented in the aggregate 98% of both our Retail Card interest and fees on loans for the year ended December 31, 2019 and of our Retail Card loan receivables at December 31, 2019 attributable to our ongoing programs.

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

•
Capital and liquidity levels. We continue to expect to maintain sufficient capital and liquidity resources to support our daily operations, our business growth, and our credit ratings as well as regulatory and compliance requirements in a cost effective and prudent manner through expected and unexpected market environments. During the year ended December 31, 2019, we declared and paid dividends of $581 million and repurchased $3.6 billion of our outstanding common stock. We plan to continue to deploy capital through both dividends and share repurchases subject to regulatory approval, as well as to support business growth. In the fourth quarter of 2019 we also issued depositary shares representing $750 million of non-cumulative perpetual preferred stock, with dividends payable quarterly beginning in February 2020. While we expect to see the adverse impact from CECL discussed above, we continue to expect to maintain capital ratios well in excess of minimum regulatory requirements. At December 31, 2019, the Company had a Basel III common equity Tier 1 ratio of 14.1%. We expect that our liquidity portfolio will continue to be sufficient to support all of our business objectives and to meet all regulatory requirements for the foreseeable future. At December 31, 2019, we held excess liquidity of approximately $3.0 billion due to the recent proceeds from the Walmart consumer portfolio sale. We expect to deploy this excess capital during the first half of 2020, and we believe our net interest margin will decrease as a result of this excess liquidity held for part of the year.

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
Interest income increased by $1,102 million, or 6.1%, for the year ended December 31, 2019. The increase was driven primarily by growth in our average loan receivables.

Average interest-earning assets

Years ended December 31 ($ in millions)	2019	2018
Loan receivables, including held for sale	$88,649	$83,304
Liquidity portfolio and other	17,784	17,625
Total average interest-earning assets	$106,433	$100,929
The increase in average loan receivables of 6.4% for the year ended December 31, 2019 was driven by higher purchase volume and average active account growth, which included the full year impact from the 2018 PayPal Credit acquisition, partially offset by the Walmart consumer portfolio sale in October 2019. Purchase volume and average active accounts increased 6.2% and 2.5%, respectively, including the effects of the PayPal Credit acquisition and the Walmart consumer portfolio sale.
Yield on average interest-earning assets
The yield on average interest-earning assets increased for the year ended December 31, 2019 primarily due to an increase in the percentage of interest-earning assets attributable to loan receivables. The yield on average loan receivables, including held for sale, decreased 8 basis points to 21.10% for the year ended December 31, 2019.
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
Interest expense increased by $421 million, or 22.5%, for the year ended December 31, 2019, primarily driven by higher benchmark interest rates and growth in our deposit liabilities. Our cost of funds increased to 2.66% for the year ended December 31, 2019 compared to 2.30% for the year ended December 31, 2018.
Average interest-bearing liabilities

Years ended December 31 ($ in millions)	2019	2018
Interest-bearing deposit accounts	$64,756	$59,216
Borrowings of consolidated securitization entities	11,941	12,694
Senior unsecured notes	9,310	9,257
Total average interest-bearing liabilities	$86,007	$81,167
The increase in average interest-bearing liabilities for the year ended December 31, 2019 was primarily driven by growth in our direct deposits.
Net Interest Income
Net interest income represents the difference between interest income and interest expense.
Net interest income increased by $681 million, or 4.2%, for the year ended December 31, 2019, primarily driven by higher average loan receivables, partially offset by the Walmart consumer portfolio sale and increases in interest expense reflecting higher benchmark interest rates and growth in our deposit liabilities.

Retailer Share Arrangements
Most of our Retail Card program agreements and certain other program agreements contain retailer share arrangements that provide for payments to our partners if the economic performance of the program exceeds a contractually defined threshold. We also provide other economic benefits to our partners such as royalties on purchase volume or payments for new accounts, in some cases instead of retailer share arrangements (for example, on our co-branded credit cards). All of these arrangements are designed to align our interests and provide an additional incentive to our partners to promote our credit products. Although the retailer share arrangements vary by partner, these arrangements are generally structured to measure the economic performance of the program, based typically on agreed upon program revenues (including interest income and certain other income) less agreed upon program expenses (including interest expense, provision for loan losses, retailer payments and operating expenses), and share portions of this amount above a negotiated threshold. The threshold and economic performance of a program that are used to calculate payments to our partners may be based on, among other things, agreed upon measures of program expenses rather than our actual expenses, and therefore increases in our actual expenses (such as funding costs or operating expenses) may not necessarily result in reduced payments under our retailer share arrangements. These arrangements are typically designed to permit us to achieve an economic return before we are required to make payments to our partners based on the agreed contractually defined threshold. Our payments to partners pursuant to these retailer share arrangements have generally increased in recent years, primarily as a result of the growth and performance of the programs in which we have retailer share arrangements, as well as changes to the terms of certain program agreements that have been renegotiated in the past few years.
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
Retailer share arrangements increased by $759 million, or 24.5%, for the year ended December 31, 2019, primarily due to growth and improved performance of the programs in which we have retailer share arrangements.
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
Provision for loan losses decreased by $1,365 million, or 24.6%, for the year ended December 31, 2019, primarily driven by reductions in reserves for loan losses related to the Walmart consumer portfolio sale which was completed in October 2019. The reductions totaled $1,133 million for the year ended December 31, 2019. The remaining decrease was primarily driven by lower reserve build, partially offset by higher net charge-offs. Our allowance coverage ratio decreased to 6.42% at December 31, 2019, as compared to 6.90% at December 31, 2018.

Other Income

Years ended December 31 ($ in millions)	2019	2018
Interchange revenue	$748	$710
Debt cancellation fees	265	267
Loyalty programs	(743)	(751)
Other	101	39
Total other income	$371	$265
Interchange revenue
We earn interchange fees on Dual Card and other co-branded credit card transactions outside of our partners’ sales channels, based on a flat fee plus a percent of the purchase amount. Growth in interchange revenue has been, and is expected to continue to be, driven primarily by growth in our Dual Card and general purpose co-branded credit card products.
Interchange revenue increased by $38 million, or 5.4%, for the year ended December 31, 2019, driven by increases in purchase volume outside of our retail partners' sales channels.
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
Debt cancellation fees remained relatively flat for the year ended December 31, 2019.
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
Loyalty programs cost decreased slightly by $8 million, or 1.1%, for the year ended December 31, 2019, primarily as a result of the Walmart consumer portfolio sale, partially offset by growth in purchase volume related to our remaining loyalty programs.
Other
Other includes a variety of items including ancillary fees, commission fees related to Pets Best, realized gains or losses associated with investments and sales of assets and changes in contingent consideration obligations.
Other increased by $62 million, or 159.0%, for the year ended December 31, 2019 primarily due to reductions in certain contingent consideration obligations and commission fees related to Pets Best.

Other Expense

Years ended December 31 ($ in millions)	2019	2018
Employee costs	$1,455	$1,427
Professional fees	867	806
Marketing and business development	549	528
Information processing	485	426
Other	889	908
Total other expense	$4,245	$4,095
Employee costs
Employee costs primarily consist of employee compensation and benefit costs.
Employee costs increased by $28 million, or 2.0%, for the year ended December 31, 2019, which included a restructuring charge of $21 million incurred in the fourth quarter of 2019.
Professional fees
Professional fees consist primarily of outsourced provider fees (e.g., collection agencies and call centers), legal, accounting, consulting, and recruiting expenses.
Professional fees increased by $61 million, or 7.6%, for the year ended December 31, 2019, primarily due to interim servicing costs associated with acquired portfolios.
Marketing and business development
Marketing and business development costs consist primarily of our contractual and discretionary marketing and business development spend, as well as amortization expense associated with retail partner contract acquisitions and extensions.
Marketing and business development costs increased by $21 million, or 4.0%, for the year ended December 31, 2019, primarily due to strategic investments in our sales platforms.
Information processing
Information processing costs primarily consist of fees related to outsourced information processing providers, credit card associations and software licensing agreements.
Information processing costs increased by $59 million, or 13.8%, for the year ended December 31, 2019, primarily due to higher amortization of capitalized software related to both business growth and strategic investments.
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
The “other” component decreased by $19 million, or 2.1%, for the year ended December 31, 2019, primarily due to lower corporate overhead costs.

Provision for Income Taxes

Years ended December 31 ($ in millions)	2019	2018
Effective tax rate	23.3%	23.4%
Provision for income taxes	$1,140	$854
The effective tax rate for the year ended December 31, 2019, was comparable to the prior year. The effective tax rate differs from the U.S. federal statutory tax rate primarily due to state income taxes.
Platform Analysis
As discussed above under “Our Business—Our Sales Platforms,” we offer our products through three sales platforms (Retail Card, Payment Solutions and CareCredit), which management measures based on their revenue-generating activities. The following is a discussion of certain supplemental information for the year ended December 31, 2019, for each of our sales platforms.
Beginning in the first quarter of 2019, our oil and gas retail credit programs, previously reported within our Retail Card sales platform, are now reported within our Payment Solutions sales platform. We have recast all prior-period reported metrics for our Retail Card and Payment Solutions sales platforms to conform to the current-period presentation.
Retail Card

Years ended December 31 ($ in millions)	2019	2018
Purchase volume	$114,440	$107,685
Period-end loan receivables	$56,387	$63,827
Average loan receivables, including held for sale	$58,984	$55,739
Average active accounts (in thousands)	57,073	55,828

Interest and fees on loans	$13,557	$12,815
Retailer share arrangements	$(3,762)	$(3,014)
Other income	$277	$239
Retail Card interest and fees on loans increased by $742 million, or 5.8%, for the year ended December 31, 2019. The increase was primarily the result of growth in average loan receivables.
Retailer share arrangements increased by $748 million, or 24.8%, for the year ended December 31, 2019, primarily as a result of the factors discussed under the heading “Retailer Share Arrangements” above.
Other income increased by $38 million, or 15.9%, for the year ended December 31, 2019, primarily as a result of an increase in interchange revenue.

Payment Solutions

Years ended December 31 ($ in millions)	2019	2018
Purchase volume	$23,880	$22,808
Period-end loan receivables	$20,528	$19,815
Average loan receivables, including held for sale	$19,918	$18,509
Average active accounts (in thousands)	12,451	12,087

Interest and fees on loans	$2,829	$2,678
Retailer share arrangements	$(85)	$(73)
Other income	$15	$(8)
Payment Solutions interest and fees on loans increased by $151 million, or 5.6%, for the year ended December 31, 2019. The increase was primarily driven by growth in average loan receivables.
CareCredit

Years ended December 31 ($ in millions)	2019	2018
Purchase volume	$11,091	$10,164
Period-end loan receivables	$10,300	$9,497
Average loan receivables	$9,747	$9,056
Average active accounts (in thousands)	6,197	5,932

Interest and fees on loans	$2,319	$2,151
Retailer share arrangements	$(11)	$(12)
Other income	$79	$34
CareCredit interest and fees on loans increased by $168 million, or 7.8%, for the year ended December 31, 2019. The increase was primarily driven by increases in average loan receivables.
Other income increased by $45 million, or 132.4%, for the year ended December 31, 2019 primarily due to commission fees earned by Pets Best following our acquisition in March 2019.

Loan Receivables
____________________________________________________________________________________________

Loan receivables are our largest category of assets and represent our primary source of revenues. The following discussion provides supplemental information regarding our loan receivables portfolio. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies and Note 4. Loan Receivables and Allowance for Loan Losses to our consolidated financial statements for additional information related to our Loan Receivables, including impaired loans and troubled debt restructurings.
Our loan receivables portfolio, excluding held for sale, had the following maturity distribution at December 31, 2019.

($ in millions)	Within 1 Year(1)	1-5 Years(2)	After 5 Years	Total
Loans
Credit cards	$83,832	$774	$—	$84,606
Consumer installment loans(3)	449	893	5	1,347
Commercial credit products	1,221	2	—	1,223
Other	8	10	21	39
Total loans	$85,510	$1,679	$26	$87,215
Loans due after one year at fixed interest rates	N/A	$1,679	$26	$1,705
Loans due after one year at variable interest rates	N/A	—	—	—
Total loans due after one year	N/A	$1,679	$26	$1,705
______________________

(1)
Credit card loans have minimum payment requirements but no stated maturity and therefore are included in the due within one year category. However, many of our credit card holders will revolve their balances, which may extend their repayment period beyond one year for balances at December 31, 2019.

(2)	Credit card and commercial loans due after one year relate to Troubled Debt Restructuring ("TDR") assets.

(3)	Reflects scheduled repayments up to the final contractual maturity of our installment loans.
Our loan receivables portfolio had the following geographic concentration at December 31, 2019.

($ in millions)	Loan Receivables Outstanding	% of Total Loan Receivables Outstanding
State
California	$9,236	10.6%
Texas	$8,688	10.0%
Florida	$7,292	8.4%
New York	$5,007	5.7%
Pennsylvania	$3,592	4.1%
Delinquencies
Over-30 day loan delinquencies as a percentage of period-end loan receivables decreased to 4.44% at December 31, 2019, as compared to 4.76% at December 31, 2018. The 32 basis point decrease in 2019 compared to the same period in the prior year was driven by effects of the sale of the Walmart consumer portfolio.
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

The table below sets forth the ratio of net charge-offs to average loan receivables, including held for sale, (“net charge-off rate”) for the periods indicated.

Years ended December 31	2019	2018	2017
Net charge-off rate	5.65%	5.63%	5.37%
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
Funding Sources
Our primary funding sources include cash from operations, deposits (direct and brokered deposits), securitized financings and senior unsecured notes.
The following table summarizes information concerning our funding sources during the periods indicated:

	2019			2018			2017
Years ended December 31 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$64,756	75.3%	2.4%	$59,216	73.0%	2.0%	$53,173	72.5%	1.6%
Securitized financings	11,941	13.9	3.0	12,694	15.6	2.7	12,179	16.6	2.2
Senior unsecured notes	9,310	10.8	3.9	9,257	11.4	3.7	7,972	10.9	3.5
Total	$86,007	100.0%	2.7%	$81,167	100.0%	2.3%	$73,324	100.0%	1.9%
______________________

(1)
Excludes $280 million, $282 million and $227 million average balance of non-interest-bearing deposits for the years ended December 31, 2019, 2018 and 2017, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the years ended December 31, 2019, 2018 and 2017.

Deposits
We obtain deposits directly from retail and commercial customers (“direct deposits”) or through third-party brokerage firms that offer our deposits to their customers (“brokered deposits”). At December 31, 2019, we had $54.2 billion in direct deposits and $10.9 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger that channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to continue to expand our direct deposits base as a source of stable and diversified low cost funding.
Our direct deposits include a range of FDIC-insured deposit products, including certificates of deposit, IRAs, money market accounts and savings accounts.
Brokered deposits are primarily from retail customers of large brokerage firms. We have relationships with 11 brokers that offer our deposits through their networks. Our brokered deposits consist primarily of certificates of deposit that bear interest at a fixed rate and at December 31, 2019, had a weighted average remaining life of 2.2 years. These deposits generally are not subject to early withdrawal.
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

The following table summarizes certain information regarding our interest-bearing deposits by type (all of which constitute U.S. deposits) for the periods indicated:

Years ended December 31 ($ in millions)	2019			2018			2017
	Average Balance	%	Average Rate	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$33,482	51.7%	2.5%	$28,152	47.5%	1.9%	$22,657	42.6%	1.6%
Savings accounts (including money market accounts)	18,773	29.0%	2.1	17,989	30.4	1.7	17,604	33.1	1.1
Brokered deposits	12,501	19.3%	2.7	13,075	22.1	2.5	12,912	24.3	2.2
Total interest-bearing deposits	$64,756	100.0%	2.4%	$59,216	100.0%	2.0%	$53,173	100.0%	1.6%
Our deposit liabilities provide funding with maturities ranging from one day to ten years. At December 31, 2019, the weighted average maturity of our interest-bearing time deposits was 1.1 years. See Note 7. Deposits to our consolidated financial statements for more information on their maturities.
The following table summarizes deposits by contractual maturity at December 31, 2019.

($ in millions)	3 Months or Less	Over 3 Months but within 6 Months	Over 6 Months but within 12 Months	Over 12 Months	Total
U.S. deposits (less than FDIC insurance limit)(1)(2)	$26,301	$6,767	$7,439	$11,186	$51,693
U.S. deposits (in excess of FDIC insurance limit)(2)
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	2,537	1,956	2,267	1,752	8,512
Savings accounts (including money market accounts)	4,938	—	—	—	4,938
Brokered deposits:
Sweep accounts	11	—	—	—	11
Total	$33,787	$8,723	$9,706	$12,938	$65,154
______________________

(1)	Includes brokered certificates of deposit for which underlying individual deposit balances are assumed to be less than $250,000.

(2)	The standard deposit insurance amount is $250,000 per depositor, for each account ownership category. Deposits in excess of FDIC insurance limit presented above include partially uninsured accounts.
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
At December 31, 2019, we had $2.9 billion of outstanding private asset-backed securities and $7.5 billion of outstanding public asset-backed securities, in each case held by unrelated third parties.

The following table summarizes expected contractual maturities of the investors’ interests in securitized financings, excluding debt premiums, discounts and issuance costs at December 31, 2019.

($ in millions)	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years	Total
Scheduled maturities of long-term borrowings—owed to securitization investors:
SYNCT(1)	$2,408	$3,684	$708	$—	$6,800
SFT	300	725	—	—	1,025
SYNIT(1)	—	2,600	—	—	2,600
Total long-term borrowings—owed to securitization investors	$2,708	$7,009	$708	$—	$10,425
______________________

(1)	Excludes any subordinated classes of SYNCT notes and SYNIT notes that we owned at December 31, 2019.
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
The following table summarizes for each of our trusts the three-month rolling average excess spread at December 31, 2019.

	Note Principal Balance ($ in millions)	# of Series Outstanding	Three-Month Rolling Average Excess Spread(1)
SYNCT	$7,324	11	~15% to 16.1%
SFT	$1,025	8	12.1%
SYNIT	$2,600	4	~16.2% to 18%
______________________

(1)
Represents the excess spread (generally calculated as interest income collected from the applicable pool of loan receivables less applicable net charge-offs, interest expense and servicing costs, divided by the aggregate principal amount of loan receivables in the applicable pool) for SFT or, in the case of SYNCT and SYNIT, a range of the excess spreads relating to the particular series issued within each trust, in all cases omitting any series that have not been outstanding for at least three full monthly periods and calculated in accordance with the applicable trust or series documentation, for the three securitization monthly periods ended December 31, 2019.

Senior Unsecured Notes
The following table provides a summary of our outstanding senior unsecured notes at December 31, 2019, which includes $2.0 billion of senior unsecured notes issued during the year ended December 31, 2019.

Issuance Date	Interest Rate(1)	Maturity	Principal Amount Outstanding(2)
($ in millions)
Fixed rate senior unsecured notes:
Synchrony Financial
August 2014	3.750%	August 2021	$750
August 2014	4.250%	August 2024	1,250
February 2015	2.700%	February 2020	750
July 2015	4.500%	July 2025	1,000
August 2016	3.700%	August 2026	500
December 2017	3.950%	December 2027	1,000
March 2019	4.375%	March 2024	600
March 2019	5.150%	March 2029	650
July 2019	2.850%	July 2022	750
Synchrony Bank
June 2017	3.000%	June 2022	750
May 2018	3.650%	May 2021	750
Total fixed rate senior unsecured notes			$8,750

Floating rate senior unsecured notes:
Synchrony Financial
February 2015	Three-month LIBOR plus 1.23%	February 2020	$250
Synchrony Bank
January 2018	Three-month LIBOR plus 0.625%	March 2020	500
Total floating rate senior unsecured notes			$750
______________________

(1)	Weighted average interest rate of all senior unsecured notes at December 31, 2019 was 3.75%

(2)	The amounts shown exclude unamortized debt discounts, premiums and issuance costs.
Short-Term Borrowings
Except as described above, there were no material short-term borrowings for the periods presented.
Other
At December 31, 2019, we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
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

If we do not satisfy any of these covenants discussed above, the maturity of amounts outstanding thereunder may be accelerated and become payable. We were in compliance with all of these covenants at December 31, 2019.
At December 31, 2019, we were not in default under any of our credit facilities.
Credit Ratings
Our borrowing costs and capacity in certain funding markets, including securitizations and senior and subordinated debt, may be affected by the credit ratings of the Company, the Bank and the ratings of our asset-backed securities.
The table below reflects our current credit ratings and outlooks:

	S&P	Fitch Ratings
Synchrony Financial
Senior unsecured debt	BBB-	BBB-
Preferred stock	BB-	B
Outlook for Synchrony Financial senior unsecured debt	Stable	Stable
Synchrony Bank
Senior unsecured debt	BBB	BBB-
Outlook for Synchrony Bank senior unsecured debt	Stable	Stable

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
We maintain policies outlining the overall framework and general principles for managing liquidity risk across our business, which is the responsibility of our Asset and Liability Management Committee, a subcommittee of the Risk Committee of our Board of Directors. We employ a variety of metrics to monitor and manage liquidity. We perform regular liquidity stress testing and contingency planning as part of our liquidity management process. We evaluate a range of stress scenarios including Company specific and systemic events that could impact funding sources and our ability to meet liquidity needs.
We maintain a liquidity portfolio, which at December 31, 2019 had $17.3 billion of liquid assets, primarily consisting of cash and equivalents and short-term obligations of the U.S. Treasury, less cash in transit which is not considered to be liquid, compared to $14.8 billion of liquid assets at December 31, 2018. The increase in liquid assets was primarily due to excess liquidity of approximately $3.0 billion we are holding from the proceeds from the sale of the Walmart portfolio. In October 2019, we completed our sale of $8.2 billion of loan receivables associated with our Retail Card program agreement with Walmart.
As additional sources of liquidity, at December 31, 2019, we had an aggregate of $5.6 billion of undrawn committed capacity on our securitized financings, subject to customary borrowing conditions, from private lenders under our securitization programs and $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders, and we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.

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
At December 31, 2019, 54.3% of our loan receivables were priced at a fixed interest rate to the customer, with the remaining 45.7% at a floating interest rate. We fund our assets with a combination of fixed rate and floating rate funding sources that include deposits, asset-backed securities and unsecured debt. To manage interest rate risk, we seek to match the interest rate repricing characteristics of our assets and liabilities. Historically, we have not used interest rate derivative contracts to manage interest rate risk; however, we may choose to do so in the future. To the extent we are unable to effectively match the interest rate sensitivity of our assets and liabilities, our net earnings could be materially adversely affected.
We assess our interest rate risk by estimating the effect of various interest rate scenarios on our net interest income.

For purposes of presenting the possible earnings effect of a hypothetical, adverse change in interest rates over the 12-month period from our reporting date, we assume that all interest rate sensitive assets and liabilities will be impacted by a hypothetical, immediate 100 basis point increase or decrease in interest rates as of the beginning of the period. The sensitivity is based upon the hypothetical assumption that all relevant types of interest rates that affect our results would increase or decrease instantaneously, simultaneously and to the same degree.
Our interest rate sensitive assets include our variable rate loan receivables and the assets that make up our liquidity portfolio. At December 31, 2019, 45.7% of our receivables were priced at a floating interest rate. Assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice under standard terms in accordance with our normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100 basis point change in the underlying market-based indexed rate or other fixed rate has been considered rather than the full change in the rate to which the loan would contractually reprice (i.e. assets are categorized as fixed or floating according to their underlying contractual terms). For assets that have a fixed interest rate at the period end but which contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, net interest income sensitivity is measured from the expected repricing date.
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
The following table presents the approximate net interest income impacts forecasted over the next twelve months from an immediate and parallel change in interest rates affecting all interest rate sensitive assets and liabilities at December 31, 2019.

Basis Point Change	At December 31, 2019
($ in millions)
-100 basis points	$(109)
+100 basis points	$83

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
Synchrony is not currently required to conduct stress tests. See “Regulation—Regulation Relating to Our Business—Legislative and Regulatory Developments.” In addition, while as a savings and loan holding company, we have not been subject to the Federal Reserve Board's capital planning rule to-date, we have submitted a capital plan to the Federal Reserve Board in 2019. While not required, our capital plan process does include certain internal stress testing. See “Regulation—Regulation Relating to Our Business—Legislative and Regulatory Developments”, for discussion of the final rules issued by the Federal Reserve Board on October 10, 2019, related to the Federal Reserve Boards enhanced prudential standards and their applicability to savings and loan holding companies.
Dividend and Share Repurchases

Cash Dividends Declared	Month of Payment	Amount per Common Share	Amount
($ in millions, except per share data)
Three months ended March 31, 2019	February, 2019	$0.21	$150
Three months ended June 30, 2019	May, 2019	0.21	145
Three months ended September 30, 2019	August, 2019	0.22	145
Three months ended December 31, 2019	November 2019	0.22	141
Total dividends declared		$0.86	$581

On May 9, 2019, we announced that our Board plans to increase our quarterly dividend to $0.22 per common share commencing in the third quarter of 2019. Additionally, in the fourth quarter of 2019, we issued depositary shares representing $750 million of non-cumulative perpetual preferred stock, with dividends payable quarterly, beginning in February 2020. The declaration and payment of future dividends to holders of our common and preferred stock will be at the discretion of the Board and will depend on many factors. For a discussion of regulatory and other restrictions on our ability to pay dividends and repurchase stock, see “Regulation—Risk Factors Relating to Regulation—We are subject to restrictions that limit its ability to pay dividends and repurchase its common stock; the Bank is subject to restrictions that limit its ability to pay dividends to Synchrony, which could limit Synchrony's ability to pay dividends, repurchase its common stock or make payments on its indebtedness.”

Common Shares Repurchased Under Publicly Announced Programs	Total Number of Shares Purchased	Dollar Value of Shares Purchased

($ and shares in millions)
Three months ended March 31, 2019	30.9	$966
Three months ended June 30, 2019	21.1	725
Three months ended September 30, 2019	15.6	550
Three months ended December 31, 2019	38.4	1,375
Total	106.0	$3,616

In March 2019, we completed our 2018 Share Repurchase Program. On May 9, 2019, we announced our Board's approval of a new share repurchase program of up to $4.0 billion through June 30, 2020 (the “2019 Share Repurchase Program”).

Through the end of 2019, we have repurchased approximately $2.7 billion of common stock as part of the 2019 Share Repurchase Program and expect to complete the share repurchase program by the end of the second quarter of 2020. We made and expect to continue to make, share repurchases subject to market conditions and other factors, including legal and regulatory restrictions and required approvals.
Regulatory Capital Requirements - Synchrony Financial
As a savings and loan holding company, we are required to maintain minimum capital ratios, under the applicable U.S. Basel III capital rules. For more information, see “Regulation—Savings and Loan Holding Company Regulation.”
For Synchrony Financial to be a well-capitalized savings and loan holding company, Synchrony Bank must be well-capitalized and Synchrony Financial must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. As of December 31, 2019 and 2018, Synchrony Financial met all the requirements to be deemed well-capitalized.
The following table sets forth the composition of our capital ratios for the Company calculated under the Basel III Standardized Approach rules at December 31, 2019 and 2018, respectively.

	Basel III
	At December 31, 2019		At December 31, 2018
($ in millions)	Amount	Ratio(1)	Amount	Ratio(1)
Total risk-based capital	$14,211	16.3%	$14,013	15.3%
Tier 1 risk-based capital	$13,064	15.0%	$12,801	14.0%
Tier 1 leverage	$13,064	12.6%	$12,801	12.3%
Common equity Tier 1 capital	$12,330	14.1%	$12,801	14.0%
Risk-weighted assets	$87,302		$91,742
______________________

(1)
Tier 1 leverage ratio represents total tier 1 capital as a percentage of total average assets, after certain adjustments. All other ratios presented above represent the applicable capital measure as a percentage of risk-weighted assets.

The slight increase in our Common equity Tier 1 capital ratio compared to the prior year was primarily due a decrease in loan receivables and corresponding decline in our risk-weighted assets as a result of the Walmart portfolio sale, partially offset by dividends and share repurchases. The increase in our Tier 1 capital ratio was primarily due to our issuance of depositary shares representing $750 million of non-cumulative perpetual preferred stock in the fourth quarter of 2019, and the factors outlined above.
Regulatory Capital Requirements - Synchrony Bank
At December 31, 2019 and 2018, the Bank met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. The following table sets forth the composition of the Bank’s capital ratios calculated under the Basel III Standardized Approach rules at December 31, 2019 and December 31, 2018.

	At December 31, 2019		At December 31, 2018		Minimum to be Well- Capitalized under Prompt Corrective Action Provisions
($ in millions)	Amount	Ratio	Amount	Ratio	Ratio
Total risk-based capital	$11,911	15.6%	$12,258	15.4%	10.0%
Tier 1 risk-based capital	$10,907	14.3%	$11,207	14.1%	8.0%
Tier 1 leverage	$10,907	11.9%	$11,207	12.4%	5.0%
Common equity Tier 1 capital	$10,907	14.3%	$11,207	14.1%	6.5%

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
Off-Balance Sheet Arrangements and Unfunded Lending Commitments
____________________________________________________________________________________________
We do not have any material off-balance sheet arrangements, including guarantees of third-party obligations. Guarantees are contracts or indemnification agreements that contingently require us to make a guaranteed payment or perform an obligation to a third-party based on certain trigger events. At December 31, 2019, we had not recorded any contingent liabilities in our Consolidated Statements of Financial Position related to any guarantees. See Note 9 - Fair Value Measurements to our consolidated financial statements for information on contingent consideration liabilities related to business acquisitions.
We extend credit, primarily arising from agreements with customers for unused lines of credit on our credit cards, in the ordinary course of business. Each unused credit card line is unconditionally cancellable by us. See Note 4. Loan Receivables and Allowance for Loan Losses to our consolidated financial statements for more information on our unfunded lending commitments.
Contractual Obligations
____________________________________________________________________________________________
In the normal course of business, we enter into various contractual obligations that require future cash payments. Our future cash payments associated with our contractual obligations at December 31, 2019 are summarized below.

	Payments Due by Period
($ in millions)	Total	2020	2021 - 2022	2023 - 2024	2025 and Thereafter
Deposits(1)(2)	$65,188	$52,218	$8,972	$3,638	$360
Securitized borrowings(3)	10,799	2,886	7,196	717	—
Senior unsecured notes(3)	11,145	1,825	3,550	2,269	3,501
Operating leases	270	49	80	68	73
Purchase obligations(4)	652	270	278	79	25
Total contractual obligations(5)(6)	$88,054	$57,248	$20,076	$6,771	$3,959
______________________

(1)
Savings accounts (including money market accounts), brokered network deposits sweeps, and non-interest-bearing deposits are assumed for purposes of this table to be due in 2020 because they may be withdrawn at any time without payment of any penalty.

(2)
Deposits do not include interest payments because the amount and timing of these payments cannot be reasonably estimated as certain deposits have early withdrawal rights and also the option to roll interest payments into the balance. The average interest rate on our interest-bearing deposits for the year ended December 31, 2019 was 2.4%. See Note 7. Deposits to our consolidated financial statements.

(3)
Amounts shown exclude interest on floating rate borrowings. See Note 8. Borrowings to our consolidated financial statements for additional information, including weighted average interest rates at December 31, 2019.

(4)
Purchase obligations at December 31, 2019 reflect the minimum purchase obligation under legally binding contracts with contract terms that are both fixed and determinable. These amounts exclude obligations for goods and services that already have been incurred and are reflected on our Consolidated Statement of Financial Position.

(5)
The table above does not include estimated payments of liabilities associated with uncertain income tax positions.  The inherent complexity and uncertainty around the timing and amount of future outflows for uncertain tax positions do not permit a reasonably reliable estimate of payments, if any, to be made in connection with these liabilities. At December 31, 2019, we had unrecognized tax benefits of $255 million, excluding related interest and penalties.  See Note 14. Income Taxes to the consolidated financial statements.

(6)
The table above excludes our reimbursement obligations to GE for certain retiree benefits obligations of $210 million at December 31, 2019. See Note 11. Employee Benefit Plans to the consolidated financial statements for additional information.

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

Fair Value Measurements
Assets and liabilities measured at fair value every reporting period include investments in debt and equity securities as well as contingent consideration obligations. Assets that are not measured at fair value every reporting period, but that are subject to fair value measurements in certain circumstances, primarily include acquired loans, loans that have been reduced to fair value when they are held for sale, impaired loans that have been reduced based on the fair value of the underlying collateral, cost method and equity method investments that are written down to fair value when they are impaired.
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
New Accounting Standards
____________________________________________________________________________________________
See Note 2. Basis of Presentation and Summary of Significant Accounting Policies — New Accounting Standards, to our consolidated financial statements for additional information related to recent accounting pronouncements, including ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, which is effective for the Company on January 1, 2020.

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
Key macroeconomic conditions historically have affected our business, results of operations and financial condition and are likely to affect them in the future. Consumer confidence, unemployment and other economic indicators are among the factors that often impact consumer spending behavior and demand for credit. Poor economic conditions reduce the usage of our credit cards and other financing products and the average purchase amount of transactions on our credit cards and through our other products, which, in each case, reduces our interest and fee income. We rely primarily on interest and fees on our loan receivables to generate our net earnings. Our interest and fees on our loan receivables was $18.7 billion for the year ended December 31, 2019. Poor economic conditions also adversely affect the ability and willingness of customers to pay amounts owed to us, increasing delinquencies, bankruptcies, charge-offs and allowances for loan losses, and decreasing recoveries. For example, our over-30 day delinquency rate as a percentage of period-end loan receivables was 8.25% at December 31, 2009 during the financial crisis, compared to 4.44% at December 31, 2019, and our full-year net charge-off rate was 11.26% for the year ended December 31, 2009, compared to 5.65% for the year ended December 31, 2019. The assessment of our credit profile includes the evaluation of portfolio mix, account maturation, as well as broader consumer trends, such as payment behavior and overall indebtedness.
Economic growth in the United States can slow due to higher unemployment rates, lower housing values, concerns about the level of U.S. government debt and fiscal actions that may be taken to address this, as well as economic and political conditions in the U.S. and global markets. A prolonged period of slow economic growth or a significant deterioration in economic conditions or broader consumer trends, including wage growth, savings rates and consumer indebtedness, would likely affect consumer spending levels and the ability and willingness of customers to pay amounts owed to us, and could have a material adverse effect on our business, key credit trends, results of operations and financial condition.
Macroeconomic conditions may also cause net earnings to fluctuate and diverge from expectations of securities analysts and investors, who may have differing assumptions regarding the impact of these conditions on our business, and this may adversely impact our stock price.
Our results of operations and growth depend on our ability to retain existing partners and attract new partners.
Substantially all of our revenue is generated from the credit products we provide to customers of our partners pursuant to program agreements we enter into with our partners. As a result, our results of operations and growth depend on our ability to retain existing partners and attract new partners. Historically, there has been turnover in our partners, and we expect this will continue in the future. For example, in 2018, we announced that we would not be renewing our Retail Card program agreement with Walmart.

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

Based upon interest and fees on loans for the year ended December 31, 2019, excluding the Walmart program discussed above, our five largest programs are Gap, JCPenney, Lowe’s, PayPal and Sam’s Club. These programs accounted in aggregate for 47% of our total interest and fees on loans for the year ended December 31, 2019 and 48% of loan receivables at December 31, 2019. Our programs with Lowe's and PayPal each accounted for more than 10% of our total interest and fees on loans for the year ended December 31, 2019. See "Our Business—Our Sales Platforms—Retail Card Partners."
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
We maintain an allowance for loan losses (a reserve established through a provision for losses charged to expense) that we believe is appropriate at December 31, 2019 to provide for incurred losses in our loan portfolio. In addition, for portfolios we may acquire when we enter into new partner program agreements, any deterioration in the performance of the purchased portfolios after acquisition results in incremental loss reserves. Growth in our loan portfolio generally would lead to an increase in the allowance for loan losses.
The process for establishing an allowance for loan losses is critical to our results of operations and financial condition, and requires complex models and judgments, including forecasts of economic conditions. In addition, effective January 1, 2020, the Company will adopt ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires us to adopt a new impairment model, known as the CECL model. The new model will require, upon origination of a loan, the recognition of all expected credit losses over the life of the loan based on historical experience, current conditions and reasonable and supportable forecasts. Changes in economic conditions affecting borrowers, new information regarding our loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. We may underestimate our expected losses and fail to maintain an allowance for credit losses sufficient to account for these losses. In cases where we modify a loan, if the modified loans do not perform as anticipated, we may be required to establish additional allowances on these loans.
We will continue to periodically review and update our new methodology, models and the underlying assumptions, estimates and assessments we use to establish our allowance for credit losses to reflect our view of current conditions and reasonable and supportable forecasts. Moreover, our regulators, as part of their supervisory function, periodically review our methodology, models and the underlying assumptions, estimates and assessments we use for calculating, and the adequacy of, our allowance for credit losses. Our regulators, based on their judgment, may conclude that we should modify our current methodology, models or the underlying assumptions, estimates and assessments, increase our allowance for credit losses and/or recognize further losses. We will implement further enhancements or changes to our methodology, models and the underlying assumptions, estimates and assessments, as needed.
We cannot assure you that our loan loss reserves will be sufficient to cover actual losses. Future increases in the allowance for credit losses or actual losses (as a result of any review, update, regulatory guidance or otherwise) will result in a decrease in net earnings and capital and could have a material adverse effect on our business, results of operations and financial condition.

If assumptions or estimates we use in preparing our financial statements, including those related to the new CECL accounting guidance effective for our Company on January 1, 2020, are incorrect or are required to change, our reported results of operations and financial condition may be adversely affected.
We are required to make various assumptions and estimates in preparing our financial statements under GAAP, including for purposes of determining asset impairment, reserves related to litigation and other legal matters, valuation of income and other taxes and regulatory exposures and the amounts recorded for certain contractual payments to be paid to or received from partners and others under contractual arrangements. In addition, significant assumptions and estimates are involved in determining certain disclosures required under GAAP, including those involving the fair value of our financial instruments. If the assumptions or estimates underlying our financial statements are incorrect, the actual amounts realized on transactions and balances subject to those estimates will be different, and this could have a material adverse effect on our results of operations and financial condition.
Following adoption of the new CECL accounting guidance on January 1, 2020, we will be required to make various assumptions and estimates in determining allowances for credit losses under the CECL model. The CECL model permits the use of judgment in determining an approach which is most appropriate for the Company, based on facts and circumstances. We expect that the impact of adopting this new standard at the effective date will result in a material increase to the Company’s allowance for loan losses of approximately $3.0 billion or 54% and result in a decrease in regulatory capital amounts and ratios as a result of adoption. Once adopted, upon origination of a loan, the estimate of expected credit losses, and any subsequent changes to such estimate, will be recorded through provision for loan losses in our Consolidated Statement of Earnings. Given the expected material increase to our allowance for credit losses under the new CECL guidance, any subsequent changes we make to our underlying assumptions and estimates may result in a material adverse impact to our results of operations and the Company’s ability to return capital to our shareholders. If our assumptions or estimates underlying our allowance for credit losses are incorrect, or are required to change, this could also have a material adverse effect on our results of operations and financial condition.
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

In addition, at December 31, 2019, we had an aggregate of $6.1 billion of undrawn credit facilities, subject to customary borrowing conditions, from private lenders under our securitization programs and an unsecured revolving credit facility. Our ability to draw on such commitments is subject to the satisfaction of certain conditions, including the applicable securitization trust having sufficient collateral to support the draw and the absence of an early amortization event. Moreover, there are regulatory reforms that have been proposed or adopted in the United States and internationally that are intended to address certain issues that affected banks in the last financial crisis. These reforms, generally referred to as “Basel III,” subject banks to more stringent capital, liquidity and leverage requirements. To the extent that the Basel III requirements result in increased costs to the banks providing undrawn committed capacity under our securitization programs, these costs are likely to be passed on to us. In addition, in response to Basel III, some banks in the market (including certain of the private lenders in our securitization programs) have added provisions to their credit agreements permitting them to delay disbursement of funding requests for 30 days or more. If our bank lenders require delayed disbursements of funding and/or higher pricing for committing undrawn capacity to us, our cost of funding and access to liquidity could be adversely affected.
While financial market conditions are generally stable, there can be no assurance that significant disruptions, uncertainties and volatility will not occur in the future. If we are unable to continue to finance our business, access capital markets and attract deposits on favorable terms and in a timely manner, or if we experience an increase in our borrowing costs or otherwise fail to manage our liquidity effectively, our results of operations and financial condition may be materially adversely affected.
Our inability to grow our deposits in the future could materially adversely affect our liquidity and ability to grow our business.
We obtain deposits directly from retail and commercial customers or through brokerage firms that offer our deposit products to their customers. At December 31, 2019, we had $54.2 billion in direct deposits and $10.9 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger who channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to continue to fund our growth through direct deposits.
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
The Federal Deposit Insurance Act (the “FDIA”) prohibits an insured bank from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is “well capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. A bank that is “adequately capitalized” and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions under the FDIA on a bank that is “well capitalized” and at December 31, 2019, the Bank met or exceeded all applicable requirements to be deemed “well capitalized” for purposes of the FDIA. However, there can be no assurance that the Bank will continue to meet those requirements. Limitations on the Bank’s ability to accept brokered deposits for any reason (including regulatory limitations on the amount of brokered deposits in total or as a percentage of total assets) in the future could materially adversely impact our funding costs and liquidity. Any limitation on the interest rates the Bank can pay on deposits could competitively disadvantage us in attracting and retaining deposits and have a material adverse effect on our business.

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
We use the securitization of loan receivables, which involves the transfer of loan receivables to a trust and the issuance by the trust of asset-backed securities to third-party investors, as a significant source of funding. Our average level of securitized financings from third parties was $11.9 billion and $12.7 billion for the years ended December 31, 2019 and 2018, respectively. For a discussion of our securitization activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funding, Liquidity and Capital Resources—Funding Sources—Securitized Financings” and Note 5. Variable Interest Entities to our consolidated financial statements.

There can be no assurance that the securitization market for credit cards will not experience future disruptions. The extent to which we securitize our loan receivables in the future will depend in part upon the conditions in the securities markets in general and the credit card asset-backed securities market in particular, the availability of loan receivables for securitization, the overall credit quality of our loan receivables and the conformity of the loan receivables and our securitization program to rating agency requirements, the costs of securitizing our loan receivables, and the legal, regulatory, accounting and tax requirements governing securitization transactions. In the event we are unable to refinance existing asset-backed securities with new asset-backed securities, we would be required to rely on other sources of funding, which may not be available or may be available only at higher cost. Further, in the event we are unable to refinance existing asset-backed securities from our nonbank subsidiary securitization trust with new securities from the same trust, there are structural and regulatory constraints on our ability to refinance these asset-backed securities with Bank deposits or other funding at the Bank, and therefore we would be required to rely on sources outside of the Bank, which may not be available or may be available only at higher cost. A prolonged inability to securitize our loan receivables on favorable terms, or at all, or to refinance our asset-backed securities would have a material adverse effect on our business, liquidity, cost of funds and financial condition.
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
Changes in market interest rates cause our net interest income to increase or decrease, as certain of our assets and liabilities carry interest rates that fluctuate with market benchmarks. At December 31, 2019, 54.3% of our loan receivables were priced at a fixed interest rate to the customer, with the remaining 45.7% at a floating interest rate. We fund our assets with a combination of fixed rate and floating rate funding sources that include deposits, asset-backed securities and unsecured debt. The interest rate benchmark for our floating rate assets is the prime rate, and the interest rate benchmark for our floating rate liabilities is generally either the LIBOR or the federal funds rate. The prime rate and LIBOR or the federal funds rate could reset at different times or could diverge, leading to mismatches in the interest rates on our floating rate assets and floating rate liabilities. Additionally, on July 27, 2017 the UK Financial Conduct Authority announced that it would no longer encourage or compel banks to continue to contribute quotes and maintain LIBOR after 2021. There is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. To the extent we are unable to position the balance sheet (naturally or using derivatives) to effectively match the interest rates on our assets and liabilities, or are unable to effectively manage any transition from LIBOR to a replacement rate or rates, our net earnings could be materially adversely affected.
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
Our success depends on our ability to manage our credit risk while attracting new customers with profitable usage patterns. We select our customers, manage their accounts and establish terms and credit limits using proprietary scoring models and other analytical techniques that are designed to set terms and credit limits to appropriately compensate us for the credit risk we accept, while encouraging customers to use their available credit. The models and approaches we use to manage our credit risk may not accurately predict future charge-offs for various reasons discussed in the preceding risk factors.

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
A customer’s ability to repay us can be negatively impacted by increases in their payment obligations to other lenders under mortgage, credit card and other loans (including student loans). These changes can result from increases in base lending rates or structured increases in payment obligations, and could reduce the ability of our customers to meet their payment obligations to other lenders and to us. In addition, a customer’s ability to repay us can be negatively impacted by the restricted availability of credit to consumers generally, including reduced and closed lines of credit. Customers with insufficient cash flow to fund daily living expenses and lack of access to other sources of credit may be more likely to increase their card usage and ultimately default on their payment obligations to us, resulting in higher credit losses in our portfolio. Our collection operations may not compete effectively to secure more of customers’ diminished cash flow than our competitors. We may not identify customers who are likely to default on their payment obligations to us and reduce our exposure by closing credit lines and restricting authorizations quickly enough, which could have a material adverse effect on our business, results of operations and financial condition. In addition, our collection strategy depends in part on the sale of debt to third-party buyers. Regulatory or other factors may adversely affect the pricing of our debt sales or the performance of our third-party buyers, which may result in higher credit losses in our portfolio. At December 31, 2019, 26% of our portfolio’s loan receivables were from customers with a FICO score of 660 or less (excluding unrated accounts), who typically have higher delinquency and credits losses than consumers with higher FICO scores.
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
The success of our business depends on our ability to retain existing partners and attract new partners. The competition for partners is intense and highly competitive. Our primary competitors for partners include major financial institutions, such as Alliance Data Systems, American Express, Capital One, JPMorgan Chase, Citibank, TD Bank and Wells Fargo, and to a lesser extent, financial technology companies and potential partners’ own in-house financing capabilities. Some of our competitors are substantially larger, have substantially greater resources and may offer a broader range of products and services. We compete for partners on the basis of a number of factors, including program financial and other terms, underwriting standards, marketing expertise, service levels, product and service offerings (including incentive and loyalty programs), technological capabilities and integration, brand and reputation. In addition, some of our competitors for partners have a business model that allows for their partners to manage underwriting (e.g., new account approval), customer service and collections, and other core banking responsibilities that we retain but some partners may prefer to handle. As a result of competition, we may be unable to acquire new partners, lose existing relationships to competing companies or find it more costly to maintain our existing relationships.
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
New partnerships, acquisitions and strategic investments may not perform as expected due to lack of acceptance by partners, customers or employees, higher than forecasted costs or losses, lengthy transition periods, synergies or savings not being realized and a variety of other factors. This may result in a delay or unrealized benefit, or in some cases, increased costs or other unforeseen risks to our business.
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

Merchants, trying to decrease their operating expenses, have sought to, and have had some success at, lowering interchange rates. Several recent events and actions indicate a continuing increase in focus on interchange by both regulators and merchants. Beyond pursuing litigation, legislation and regulation, merchants are also pursuing alternate payment platforms as a means to lower payment processing costs. To the extent interchange fees are reduced, one of our current competitive advantages with our partners—that we typically do not charge interchange fees when our private label credit card products are used to purchase our partners’ goods and services—may be reduced. Moreover, to the extent interchange fees are reduced, our income from those fees will be lower. We received $748 million of interchange fees for the year ended December 31, 2019. As a result, a reduction in interchange fees could have a material adverse effect on our business and results of operations. In addition, for our Dual Cards and general purpose co-branded credit cards, we are subject to the operating regulations and procedures set forth by the interchange network, and our failure to comply with these operating regulations, which may change from time to time, could subject us to various penalties or fees, or the termination of our license to use the interchange network, all of which could have a material adverse effect on our business and results of operations.
Fraudulent activity associated with our products and services could negatively impact our operating results, brand and reputation and cause the use of our products and services to decrease and our fraud losses to increase.
We are subject to the risk of fraudulent activity associated with partners, customers and third parties handling customer information. Our fraud-related operational losses were $273 million, $239 million and $313 million for the years ended December 31, 2019, 2018 and 2017, respectively. Our fraud-related losses have shifted away from counterfeit fraud losses with the implementation of the EMV chip in Dual Cards and general purpose co-branded credit cards and towards application and transactional fraud. Our products are susceptible to application fraud, because among other things, we provide immediate access to the credit line at the time of approval. In addition, sales on the internet and through mobile channels are becoming a larger part of our business and fraudulent activity is higher as a percentage of sales in those channels than in stores. Dual Cards, general purpose co-branded credit cards and private label credit cards are susceptible to different types of fraud, and, depending on our product channel mix (including as a result of the introduction, if any, of a Synchrony-branded general purpose credit card), we may continue to experience variations in, or levels of, fraud-related expense that are different from or higher than that experienced by some of our competitors or the industry generally.
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
Some services important to our business are outsourced to third-party vendors. For example, our credit card transaction processing, production and related services (including the printing and mailing of customer statements) are handled by First Data, and the technology platform for our online retail deposits is managed by Fiserv. First Data, Fiserv, and, in some cases, other third-party vendors, are the sole source or one of a limited number of sources of the services they provide for us. In 2019, Fiserv acquired First Data. It would be difficult and disruptive for us to replace some of our third-party vendors, particularly First Data and Fiserv, in a timely manner if they were unwilling or unable to provide us with these services in the future (as a result of their financial or business conditions or otherwise), and our business and operations likely would be materially adversely affected. Our principal agreement with First Data expires in November 2026, unless it is terminated earlier or is extended pursuant to the terms thereof. Our principal agreement with Fiserv expires in July 2022, unless it is terminated earlier or is extended pursuant to the terms thereof. In addition, if a third-party provider fails to provide the services we require, fails to meet contractual requirements, such as compliance with applicable laws and regulations, or suffers a cyber-attack or other security breach, our business could suffer economic and reputational harm that could have a material adverse effect on our business and results of operations.

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

Risk Management
____________________________________________________________________________________________
Strong risk management is at the core of our business strategy and we have developed processes to manage the major categories of risk, namely credit, market, liquidity, operational (including compliance) strategic risk and reputational risk (considered across all risk types).
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
Risk Categories
Risk management is organized around six major risk categories: credit risk, market risk, liquidity risk, operational risk (including compliance), strategic risk, and reputational risk. We evaluate the potential impact of a risk event on us (including subsidiaries) by assessing the partner and customer, financial, reputational, and legal and regulatory impacts.
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
Reputational Risk

Reputational Risk is the risk arising from negative perception on the part of customers, counterparties, shareholders, investors, rating agencies or regulators that can adversely affect the Company’s ability to maintain existing customers and establish new business relationships with continued access to sources of funding.
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

Risk Committee
The Risk Committee’s role, among other things, is to: (i) assist the Board of Directors in its oversight of the Company’s Enterprise Risk Governance Framework, including as it relates to credit, investment, market, liquidity, operational compliance strategic and reputational risks; (ii) review and, at least annually, approve the Company’s Enterprise Risk Governance Framework and risk assessment and risk management practices, guidelines and policies (including significant policies that management uses to manage credit and investment, market, liquidity, operational, compliance and strategic risks); (iii) review and, at least annually, recommend to the Board of Directors for approval the Company’s enterprise-wide risk appetite (including the Company’s liquidity risk tolerance), and review and approve the Company’s strategy relating to managing key risks and other policies on the establishment of risk limits as well as the guidelines, policies and processes for monitoring and mitigating such risks; (iv) meet separately on a regular basis with our CRO and (in coordination with the Bank’s Risk Committee, as appropriate) the Bank’s CRO; (v) receive periodic reports from management on metrics used to measure, monitor and manage known and emerging risks, including management’s view on acceptable and appropriate levels of exposure; (vi) receive reports from our internal audit, risk management and independent liquidity review functions on the results of risk management reviews and assessments; (vii) review and approve, at least annually, the Company’s enterprise-wide capital and liquidity framework (including its contingency funding plan) and, in coordination with the Bank’s Risk Committee, review, at least quarterly, the Bank’s, liquidity risk appetite, regulatory capital and ratios and internal capital adequacy assessment processes and, at least annually, the Bank’s allowance for loan losses methodology, annual capital plan and resolution plan; (viii) review, at least semi-annually, information from senior management regarding whether the Company is operating within its established risk appetite; (ix) review the status of financial services regulatory examinations; (x) review the independence, authority and effectiveness of the Company’s risk management function and independent liquidity review function; (xi) approve the appointment of, evaluate and, when appropriate, replace, the CRO; and (xii) review disclosure regarding risk contained in the Company’s annual and quarterly reports.
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

Enterprise Risk Assessment Process
The Enterprise Risk Assessment process (“ERA”) is a top-down process designed to identify, assess and quantify risk across the Company’s primary risk categories and serves as a basis to determine the Company’s risk profile. The Enterprise Risk Management team, in collaboration with the Risk Pillar leaders, performs an independent ERA using a methodology that measures likelihood, impact, vulnerability and the speed of onset to rate risks across Synchrony. The ERA plays an important role in directing the risk management activities by helping prioritize initiatives and focus resources on the most appropriate risks. The ERA is performed annually and refreshed periodically, and is the basis of the Material Risk Inventory which is a key input in the strategic and capital planning processes.
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
Regulation Relating to Our Business
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
On May 24, 2018, the President signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”), which amended the Dodd-Frank Act and modified certain post-crisis regulatory requirements. On October 10, 2019, the Federal Reserve Board, OCC, and FDIC issued final rules, which we refer to as the Tailoring Rules, that among other things tailor the applicability of the Federal Reserve Board’s enhanced prudential standards and apply certain standards to savings and loan holding companies (other than those substantially engaged in insurance underwriting or commercial activities) that have total assets of $100 billion or more based on the average of the previous four quarters, referred to as “covered savings and loan holding companies.” Synchrony had average total assets of $105.6 billion for the four quarters ending December 31, 2019. For a description of the EGRRCPA and the Tailoring Rules, see “-Legislative and Regulatory Developments.”
The ongoing implementation of the Dodd-Frank Act, as well as the recent and possible future changes to the regulatory framework as a result of the EGRRCPA, the Tailoring Rules, and additional expected proposals make it difficult to assess the overall financial impact of the Dodd-Frank Act and related regulatory developments on us and across the industry. See also “Regulation—Risk Factors Relating to Regulation—The Dodd-Frank Act and other legislative and regulatory developments have had, and may continue to have, a significant impact on our business, financial condition and results of operations.”

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
For a discussion of our capital ratios at December 31, 2019, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Capital.”
In addition, there have been several recent legislative and regulatory developments that impact Synchrony’s future capital requirements and ratios, including the Tailoring Rules issued in October 2019. See “—Legislative and Regulatory Developments” for additional information on these recent developments.
Liquidity

Under the Tailoring Rules, beginning in 2021 covered savings and loan holding companies such as Synchrony must comply with certain enhanced prudential standards with respect to liquidity management, including maintaining diversified liquidity buffers and regularly conducting liquidity stress tests. See “—Legislative and Regulatory Developments.”
Dividends and Stock Repurchases
We are limited in our ability to pay dividends or repurchase our stock by the Federal Reserve Board, including on the basis that doing so would be an unsafe or unsound banking practice. Where we intend to declare or pay a dividend or repurchase our stock, we are expected to inform and consult with the Federal Reserve Board in advance to ensure that such dividend or repurchase does not raise supervisory concerns. It is the policy of the Federal Reserve Board that a savings and loan holding company like us should generally pay dividends on common stock and preferred stock out of earnings, and only if prospective earnings retention is consistent with the company’s capital needs and overall current and prospective financial condition.
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
Capital
The Bank is required by OCC regulations to maintain specified levels of regulatory capital. Institutions that are not well-capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits. The OCC is authorized and, under certain circumstances, required to take certain actions against an institution that fails to meet the minimum ratios for an adequately capitalized institution. At December 31, 2019, the Bank met or exceeded all applicable requirements to be deemed well-capitalized under OCC regulations.
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
As an insured depository institution, the Bank is also subject to the FDIA, which requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors that are established by regulation. To be well-capitalized for purposes of the FDIA, the Bank must maintain a common equity Tier 1 capital to risk-weighted assets ratio of 6.5%, a Tier 1 capital to risk-weighted assets ratio of 8%, a total capital to risk-weighted assets ratio of 10%, and a leverage ratio of Tier 1 capital to total consolidated assets of 5%, and not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by the OCC to meet or maintain a specific capital level for any capital measure. At December 31, 2019, the Bank met or exceeded all applicable requirements to be deemed well-capitalized for purposes of the FDIA.
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
Activities
Under HOLA, the OCC requires the Bank to comply with the qualified thrift lender, or “QTL” test. Under the QTL test, the Bank is required to maintain at least 65% of its “portfolio assets” (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans and small business loans) in at least nine months of the most recent 12-month period. The Bank currently meets that test. A savings association that fails to meet the QTL test is subject to certain operating restrictions and may be required to convert to a national bank charter.
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

The CRA is a federal law that generally requires an insured depository institution to identify the communities it serves and to make loans and investments, offer products and provide services, in each case designed to meet the credit needs of these communities. The CRA also requires an institution to maintain comprehensive records of CRA activities to demonstrate how it is meeting the credit needs of communities. These records are subject to periodic examination by the responsible federal banking agency of the institution. Based on these examinations, the agency rates the institution’s compliance with CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” The CRA requires the agency to take into account the record of an institution in meeting the credit needs of the entire communities served, including low- and moderate- income neighborhoods, in determining such rating. Failure of an institution to receive at least a “Satisfactory” rating could inhibit the institution or its holding company from undertaking certain activities, including acquisitions. The Bank is currently designated as a Limited Purpose bank under the CRA and therefore is generally evaluated on the basis of its community development activity in the geographies in which its physical facilities are located. The Bank received a CRA rating of “Outstanding” as of its most recent CRA examination.
On December 12, 2019, the OCC and FDIC issued a proposal to revise their regulations governing the CRA. The proposal would, among other things, eliminate the Limited Purpose designation, set forth a new general evaluation framework that would assess the distribution of a bank’s retail loans in major retail lending business lines within each assessment area and the value of the bank’s qualifying CRA activities relative to its retail domestic deposits, clarify the types of loans, investments, and services that are qualifying CRA activities, and require a bank that receives 50 percent or more of its retail domestic deposits from outside the geographies in which its physical facilities are located to designate additional assessment areas beyond those geographies. We are continuing to evaluate the potential impact of the proposal on the Bank.
The FDIA prohibits insured banks from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited) unless it is “well-capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. A bank that is “adequately capitalized” and that accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions under the FDIA on a bank that is “well-capitalized.” Further, “undercapitalized” institutions are subject to growth limitations. At December 31, 2019, the Bank met or exceeded all applicable requirements to be deemed well-capitalized for purposes of the FDIA. An inability to accept brokered deposits in the future could materially adversely impact our funding costs and liquidity.
On December 12, 2019, the FDIC issued a proposal to revise and clarify its framework for classifying deposits as brokered deposits, including the standards for determining whether a person is a “deposit broker” and satisfies the “primary purpose” exemption from that definition. The FDIC has indicated that, if the changes that are set forth in the proposal are adopted, it would consider in a future rulemaking whether any modifications should be made to the deposit insurance assessment framework. We are continuing to evaluate the potential impact of the proposal on the Bank.
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

Resolution Planning
Under FDIC regulations, the Bank is required annually to submit to the FDIC a plan for the Bank’s resolution in the event of its failure. The plan is designed to enable the FDIC, if appointed receiver for the Bank, to resolve the Bank under sections 11 and 13 of the FDIA in a manner that ensures that its depositors receive access to their insured deposits within one business day of the Bank's failure (two business days if the failure occurs on a day other than Friday), maximizes the net present value return from the sale or disposition of the Bank’s assets, and minimizes the amount of any loss realized by the creditors in the resolution. The resolution plan requirement is intended to ensure that the FDIC has access to all of the material information it needs to resolve the Bank efficiently in the event of its failure. On April 16, 2019, the FDIC sought comment on revisions to the resolution plan requirement, including its applicability, and announced that no bank will be required to submit a resolution plan until the agency has finalized such revisions.
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
Legislative and Regulatory Developments
The EGRRCPA was enacted in May 2018 and includes a variety of provisions intended to promote economic growth, provide tailored regulatory relief for smaller and less complex financial institutions, and enhance consumer protections. Among other things, the law raised the asset size threshold for required company-run stress tests that the Dodd-Frank Act had applied to Synchrony and the Bank, from $10 billion to $250 billion in total assets.
On October 10, 2019, the Federal Reserve Board issued final Tailoring Rules that, among other things, tailor existing regulatory requirements related to liquidity, capital, and other enhanced prudential standards to an institution’s risk and complexity profile for certain mid-size and large banking organizations using categories based on size and other factors. Synchrony, like most banking organizations with total assets of $100 billion or more, but less than $250 billion, is currently categorized as a Category IV organization.
Under the Tailoring Rules, while our current capital plan process includes certain internal stress testing, Synchrony continues not to be required to conduct company-run stress tests, and, provided we continue to have less than $50 billion of weighted short-term wholesale funding, we also are not subject to the Liquidity Coverage Ratio rule or, once finalized, the Net Stable Funding Ratio rule.
The Tailoring Rules also apply certain enhanced prudential standards for the first time to covered savings and loan holding companies, including Synchrony. The new standards applicable to Synchrony include supervisory stress testing to be performed biennially, commencing in 2022, and also include liquidity risk management, liquidity stress testing, and liquidity buffer requirements, and requirements to have in place a global risk-management framework and a risk committee of the board of directors, each of which becomes applicable to Synchrony in 2021.
In connection with the Tailoring Rules, the Federal Reserve Board noted that it intends to propose a rule to conform capital plan submission requirements for certain savings and loan holding companies, including Synchrony, to those of comparably-sized bank holding companies, which would also result in Synchrony becoming subject to the Comprehensive Capital Analysis and Review (“CCAR”) process.
The Federal Reserve Board has further noted that it will seek comment on whether it should apply the proposed stress capital buffer to covered savings and loan holding companies in the same manner as bank holding companies in lieu of the 2.5% capital conservation buffer. The stress capital buffer would be calculated as the amount of loss of common equity Tier 1 capital incurred by the institution in the severely adverse scenario of the most recent CCAR exercise, assuming certain continued payments on capital instruments, and would be subject to a floor of 2.5% of risk-weighted assets.

Under a December 2018 final rule, banking organizations may elect to phase in the regulatory capital effects of the CECL model, the new accounting standard for credit losses, over three years. The regulatory capital effects will be phased-in over three years as permitted by the federal banking agencies. Synchrony and the Bank intend to elect to apply the phase-in.
Under an October 2019 final rule, the threshold for deducting certain items from regulatory capital was increased, along with the risk-weighting for those items below the threshold. The rule is effective on April 1, 2020, but banking organizations can elect to implement the rule as of January 1, 2020.
In July 2019, the federal banking agencies issued a final rule intended to simplify aspects of the regulatory capital rules for banking organizations, such as Synchrony and the Bank, that are not advanced approaches banking organizations. The final rule amends the capital treatment of certain deferred tax assets, investments in the capital instruments of unconsolidated financial institutions, mortgage servicing assets, and minority interests. Synchrony and the Bank have adopted these amendments as of January 1, 2020. We do not expect these amendments to have a material effect on Synchrony’s or the Bank’s regulatory capital ratios.
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
In 2018, the State of California enacted the California Consumer Privacy Act (“CCPA”). The CCPA requires covered businesses to comply with requirements that give consumers the right to know what information is being collected from them and whether such information is sold or disclosed to third parties. The statute also allows consumers to access, delete, and prevent the sale of personal information that has been collected by covered businesses in certain circumstances. The CCPA does not apply to personal information collected, processed, sold, or disclosed pursuant to the GLBA or the California Financial Information Privacy Act. We believe we are a covered business under the CCPA. The CCPA became effective on January 1, 2020. While we are continuing to evaluate the potential impact of the CCPA on our business, the CCPA could increase our costs.
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
The EGRRCPA and related regulatory reform initiatives, including the Tailoring Rules, have modified, and may further modify, many of the Dodd-Frank Act’s requirements that apply to us. While certain aspects of these legislative and regulatory changes reduce regulatory burdens for us, other aspects, including the application of enhanced prudential standards to covered savings and loan holding companies impose additional requirements and constraints on us, and additional expected proposals may impose new capital requirements and limitations on our ability to pay dividends or redeem or repurchase our stock.

Further, the ongoing implementation of the Dodd-Frank Act, as well as the recent and possible future changes to the regulatory framework as a result of the EGRRCPA, the Tailoring Rules, and additional expected proposals make it difficult to assess the overall financial impact of the Dodd-Frank Act and related regulatory developments on us and across the industry. See “Regulation—Regulation Relating to Our Business—Legislative and Regulatory Developments.”
There is ongoing uncertainty as to how the Consumer Financial Protection Bureau’s actions will impact our business; the agency’s actions have had and may continue to have an adverse impact on our business.
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
There is ongoing uncertainty as to how the CFPB’s strategies and priorities, including in both its examination and enforcement processes, will impact our business and our results of operations going forward. Actions by the CFPB could result in requirements to alter or cease offering affected products and services, including deferred interest products, making them less attractive to consumers and less profitable to us and also restricting our ability to offer them. For example, on May 9, 2017, the Bank received a Civil Investigative Demand from the CFPB seeking information related to the marketing and servicing of deferred interest promotions. In addition, since 2013, the Bank has entered into two consent orders with the CFPB - one in 2013 (the "2013 CFPB Consent Order”), which required us to provide remediation to certain customers and to make a number of changes to our CareCredit training, sales, marketing and servicing practices; and another in 2014 (together with the 2013 Consent Order, the "Consent Orders") with respect to a debt cancellation product and sales practices and an unrelated issue that arose from the Bank’s self-identified omission of certain Spanish-speaking customers and customers residing in Puerto Rico from two offers that were made to certain delinquent customers. The Bank’s resolutions with the CFPB do not preclude other regulators or state attorneys general from seeking additional monetary or injunctive relief with respect to CareCredit, and any such relief could have a material adverse effect on our business, results of operations or financial condition.
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
The EGRRCPA and the Tailoring Rules amended the applicability of stress testing requirements. Under the Tailoring Rules, Synchrony will be subject to biennial supervisory stress tests beginning in 2022. See “Regulation—Regulation Relating to Our Business—Legislative and Regulatory Developments.” Additionally, as a savings and loan holding company and a financial holding company, Synchrony currently is not subject to the Federal Reserve Board’s capital plan submission requirements or CCAR process that apply to large bank holding companies. However, the Federal Reserve Board has indicated that it intends to propose applying its capital plan submission requirements to covered savings and loan holding companies, which would result in such companies being subject to the CCAR process. See “Regulation—Regulation Relating to Our Business—Legislative and Regulatory Developments.” To the extent Synchrony is made subject to the capital planning rule or the CCAR process, Synchrony could be subject to additional restrictions on its ability to return capital to shareholders.
Additionally, ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, which implements CECL as a new impairment model based on expected credit losses, requires us to recognize all expected credit losses over the life of a loan based on historical experience, current conditions, and reasonable and supportable forecasts. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies — New Accounting Standards, to our consolidated financial statements for additional information related to the new accounting standard for credit losses and its expected impact to the Company’s allowance for loan losses.
Synchrony must also continue to comply with regulatory requirements related to the maintenance, management, monitoring and reporting of liquidity as discussed in “Regulation—Regulation Relating to Our Business.”  Under the Tailoring Rules, enhanced prudential standards with respect to liquidity management apply to covered savings and loan holding companies beginning in 2021. See “Regulation—Regulation Relating to Our Business—Legislative and Regulatory Developments.”  We cannot predict the effects of such requirements on us.
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
Opinion on Internal Control Over Financial Reporting
We have audited Synchrony Financial's and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Statements of Financial Position of the Company as of December 31, 2019 and 2018, the related Consolidated Statements of Earnings, Comprehensive Income, Changes in Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 13, 2020, expressed an unqualified opinion on those consolidated financial statements.
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
February 13, 2020

Report of Independent Registered Public Accounting Firm
____________________________________________________________________________________________

To the Stockholders and Board of Directors
Synchrony Financial:
Opinion on the Consolidated Financial Statements
We have audited the accompanying Consolidated Statements of Financial Position of Synchrony Financial and subsidiaries (the Company) as of December 31, 2019 and 2018, the related Consolidated Statements of Earnings, Comprehensive Income, Changes in Equity and Cash Flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 13, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Allowance for Loan Losses - Non-impaired Loans
As described in Notes 2 and 4 to the consolidated financial statements, the Company’s losses on loan receivables are recognized when incurred. The allowance for loan losses as of December 31, 2019 was $5,602 million, which consists of two components; the allowance for impaired loans, representing $552 million, and the allowance for non-impaired loans, representing $5,050 million. The delinquency based migration models determine the best estimate of probable losses in measuring the allowance for non-impaired loans taking into account the Company’s historical loss experience. Adjustments may be made to the model results for current conditions with each product and customer type, and the Company’s judgment concerning the probable effects of relevant observable data, trends and market factors.
We identified the assessment of the delinquency based migration models related to the allowance for non-impaired loans as a critical audit matter because it involved subjective auditor judgment and significant auditor effort, including the extent of specialized knowledge and skills needed. The assessment encompassed the evaluation of the allowance for loan losses methodology and the design and configuration of the delinquency based migration models.

It also included an assessment of the models’ key factors and assumptions, including the product and customer type segmentation, historical loss experience, and the incurred loss period. In addition, evaluating the sufficiency of audit evidence obtained required a significant amount of judgment.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the process to estimate the allowance for non-impaired loans, including controls over (1) the development and approval of the methodology for the allowance for non-impaired loans, (2) the design and configuration of the models, and (3) determination of key factors and assumptions. We tested the Company’s process to estimate the allowance for non-impaired loans by evaluating certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. We tested the Company’s length of historical loss experience and the incurred loss period considering current and past performance. In addition, we involved credit risk professionals with specialized industry knowledge and experience, who assisted in:

•	evaluating the Company’s allowance for non-impaired loans methodology for compliance with U.S. generally accepted accounting principles,

•	assessing the length of historical loss experience, product and customer type segmentation, and incurred loss period, and

•	testing the design and configuration of the models used in determining the allowance for non-impaired loans.
We aggregated and evaluated the collective results of the procedures to assess the sufficiency of the audit evidence obtained related to the Company’s allowance for non-impaired loans.
Assessment of the disclosure of the expected transition effect from the adoption of ASC Topic 326 on the allowance for loan losses
As described in Note 2 to the consolidated financial statements, the Company disclosed the estimated increase to the allowance for loan losses resulting from the adoption of ASU No. 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (the standard). The Company plans to adopt the standard on January 1, 2020. Upon adoption, the amendments in the standard will be recognized on a modified-retrospective basis through a cumulative-effect adjustment to retained earnings. The standard replaces the existing incurred loss impairment guidance with a new impairment model known as the Current Expected Credit Loss (CECL) model, which is based on expected credit losses. Under the CECL model, losses on loan receivables will be recognized upon origination of the loan, based on expected credit losses for the life of the loan balance. Expected credit loss estimates will involve modeling of loss projections attributable to existing loan balances, considering historical experience, current conditions, and future expectations for homogeneous pools of loans over the reasonable and supportable forecast period. The Company’s approach will also consider qualitative adjustments. Subsequent to the reasonable and supportable forecast period, the Company will revert to mean historical loss information for the remaining life of the loan. The Company estimates the adoption will result in an increase of approximately $3.0 billion, or 54%, to the Company’s allowance for loan losses. The Company will periodically reassess key assumptions based on any differences in underwriting standards, portfolio mix, and other relevant data shifts.
We identified the assessment of the disclosure of the Company’s expected transition effect to the allowance for loan losses from the adoption of the standard (the CECL transition effect disclosure) as a critical audit matter. A high level of auditor effort, including specialized knowledge and skills, and subjective and complex auditor judgment was involved in the evaluation of the CECL transition effect disclosure. Specifically, the assessment included an evaluation of the methodology, including the design and configuration of the model, used to project losses attributable to existing loan balances over their expected lives. The assessment also included an evaluation of the key factors and assumptions related to: (1) the reasonable and supportable forecast period, (2) the reversion to mean historical loss information for the remaining life of the loan, and (3) the estimated life of the loan. In addition, auditor judgment was required to evaluate the sufficiency of the audit evidence obtained.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s CECL transition effect disclosure process, including controls related to the (1) development of the CECL methodology, (2) model development and validation, (3) approval of key factors and assumptions, and (4) calculation of the CECL transition effect disclosure. We assessed the Company’s key factors and assumptions regarding the CECL transition effect disclosure by testing certain sources of data, factors, and assumptions that the Company used, and considered their relevance and reliability.

In addition, we involved credit risk professionals with specialized industry knowledge and experience, who assisted in:

•	evaluating the Company’s measurement methodology for compliance with the standard,

•	assessing the reasonable and supportable forecast period, the reversion to mean historical loss information for the remaining life of the loan, and the estimated life of the loan, and

•	evaluating the model development and validation used to estimate the CECL transition effect disclosure.
We also evaluated the collective results of the procedures performed to assess the sufficiency of the audit evidence obtained related to the CECL transition effect disclosure.
/s/ KPMG LLP
We have served as the Company’s auditor since 2013.
New York, New York
February 13, 2020

Synchrony Financial and subsidiaries
Consolidated Statements of Earnings ____________________________________________________________________________________

For the years ended December 31 ($ in millions, except per share data)	2019	2018	2017
Interest income:
Interest and fees on loans (Note 4)	$18,705	$17,644	$16,219
Interest on cash and debt securities	385	344	188
Total interest income	19,090	17,988	16,407
Interest expense:
Interest on deposits	1,566	1,186	848
Interest on borrowings of consolidated securitization entities	358	344	263
Interest on senior unsecured notes	367	340	280
Total interest expense	2,291	1,870	1,391
Net interest income	16,799	16,118	15,016
Retailer share arrangements	(3,858)	(3,099)	(2,937)
Provision for loan losses (Note 4)	4,180	5,545	5,296
Net interest income, after retailer share arrangements and provision for loan losses	8,761	7,474	6,783
Other income:
Interchange revenue	748	710	653
Debt cancellation fees	265	267	272
Loyalty programs	(743)	(751)	(704)
Other	101	39	67
Total other income	371	265	288
Other expense:
Employee costs	1,455	1,427	1,304
Professional fees	867	806	629
Marketing and business development	549	528	498
Information processing	485	426	373
Other	889	908	943
Total other expense	4,245	4,095	3,747
Earnings before provision for income taxes	4,887	3,644	3,324
Provision for income taxes (Note 14)	1,140	854	1,389
Net earnings	$3,747	$2,790	$1,935
Net earnings available to common stockholders	$3,747	$2,790	$1,935

Earnings per share
Basic	$5.59	$3.76	$2.43
Diluted	$5.56	$3.74	$2.42

See accompanying notes to consolidated financial statements.

Synchrony Financial and subsidiaries
Consolidated Statements of Comprehensive Income
____________________________________________________________________________________________

For the years ended December 31 ($ in millions)	2019	2018	2017

Net earnings	$3,747	$2,790	$1,935

Other comprehensive income (loss)
Debt securities	36	(13)	(1)
Currency translation adjustments	4	(8)	3
Employee benefit plans	(23)	23	(13)
Other comprehensive income (loss)	17	2	(11)

Comprehensive income	$3,764	$2,792	$1,924

Amounts presented net of taxes.

See accompanying notes to consolidated financial statements.

Synchrony Financial and subsidiaries
Consolidated Statements of Financial Position
____________________________________________________________________________________________

At December 31 ($ in millions)	2019	2018

Assets
Cash and equivalents	$12,147	$9,396
Debt securities (Note 3)	5,911	6,062
Loan receivables: (Notes 4 and 5)
Unsecuritized loans held for investment	58,398	64,969
Restricted loans of consolidated securitization entities	28,817	28,170
Total loan receivables	87,215	93,139
Less: Allowance for loan losses	(5,602)	(6,427)
Loan receivables, net	81,613	86,712
Loan receivables held for sale (Note 4)	725	—
Goodwill (Note 6)	1,078	1,024
Intangible assets, net (Note 6)	1,265	1,137
Other assets	2,087	2,461
Total assets	$104,826	$106,792

Liabilities and Equity
Deposits: (Note 7)
Interest-bearing deposit accounts	$64,877	$63,738
Non-interest-bearing deposit accounts	277	281
Total deposits	65,154	64,019
Borrowings: (Notes 5 and 8)
Borrowings of consolidated securitization entities	10,412	14,439
Senior unsecured notes	9,454	9,557
Total borrowings	19,866	23,996
Accrued expenses and other liabilities	4,718	4,099
Total liabilities	$89,738	$92,114

Equity:
Preferred stock, par share value $0.001 per share; 750,000 shares authorized; 750,000 shares issued and outstanding at December 31, 2019 and aggregate liquidation preference of $750 at December 31, 2019	$734	$—
Common stock, par share value $0.001 per share; 4,000,000,000 shares authorized; 833,984,684 shares issued at both December 31, 2019 and 2018; 615,925,168 and 718,758,598 shares outstanding at December 31, 2019 and 2018, respectively	1	1
Additional paid-in capital	9,537	9,482
Retained earnings	12,117	8,986
Accumulated other comprehensive income (loss):
Debt securities	(1)	(32)
Currency translation adjustments	(24)	(25)
Employee benefit plans	(33)	(5)
Treasury stock, at cost; 218,059,516 and 115,226,086 shares at December 31, 2019 and 2018, respectively	(7,243)	(3,729)
Total equity	15,088	14,678
Total liabilities and equity	$104,826	$106,792

See accompanying notes to consolidated financial statements.

Synchrony Financial and subsidiaries
Consolidated Statements of Changes in Equity
____________________________________________________________________________________________

	Preferred Stock		Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity

Balance at January 1, 2017	—	$—	833,985	$1	$9,393	$5,330	$(53)	$(475)	$14,196
Net earnings	—	—	—	—	—	1,935	—	—	1,935
Other comprehensive income	—	—	—	—	—	—	(11)	—	(11)
Purchases of treasury stock	—	—	—	—	—	—	—	(1,497)	(1,497)
Stock-based compensation	—	—	—	—	52	(10)	—	15	57
Dividends - common stock ($0.56 per share)	—	—	—	—	—	(446)	—	—	(446)
Balance at December 31, 2017	—	$—	833,985	$1	$9,445	$6,809	$(64)	$(1,957)	$14,234

Balance at January 1, 2018	—	$—	833,985	$1	$9,445	$6,809	$(64)	$(1,957)	$14,234
Net earnings	—	—	—	—	—	2,790	—	—	2,790
Other comprehensive income	—	—	—	—	—	—	2	—	2
Purchases of treasury stock	—	—	—	—	—	—	—	(1,868)	(1,868)
Stock-based compensation	—	—	—	—	37	(82)	—	96	51
Dividends - common stock ($0.72 per share)	—	—	—	—	—	(534)	—	—	(534)
Other	—	—	—	—	—	3	—	—	3
Balance at December 31, 2018	—	$—	833,985	$1	$9,482	$8,986	$(62)	$(3,729)	$14,678

Balance at January 1, 2019	—	$—	833,985	$1	$9,482	$8,986	$(62)	$(3,729)	$14,678
Net earnings	—	—	—	—	—	3,747	—	—	3,747
Other comprehensive income	—	—	—	—	—	—	17	—	17
Issuance of preferred stock	750	734	—	—	—	—	—	—	734
Purchases of treasury stock	—	—	—	—	—	—	—	(3,618)	(3,618)
Stock-based compensation	—	—	—	—	55	(48)	—	104	111
Dividends - common stock ($0.86 per share)	—	—	—	—	—	(581)	—	—	(581)
Other	—	—	—	—	—	13	(13)	—	—
Balance at December 31, 2019	750	$734	833,985	$1	$9,537	$12,117	$(58)	$(7,243)	$15,088

See accompanying notes to consolidated financial statements.

Synchrony Financial and subsidiaries
Consolidated Statements of Cash Flows
____________________________________________________________________________________________

For the years ended December 31 ($ in millions)	2019	2018	2017
Cash flows - operating activities
Net earnings	$3,747	$2,790	$1,935
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for loan losses	4,180	5,545	5,296
Deferred income taxes	23	(53)	385
Depreciation and amortization	367	302	254
(Increase) decrease in interest and fees receivable	(391)	(280)	(298)
(Increase) decrease in other assets	93	81	144
Increase (decrease) in accrued expenses and other liabilities	363	356	210
All other operating activities	608	601	649
Cash provided from (used for) operating activities	8,990	9,342	8,575

Cash flows - investing activities
Maturity and sales of debt securities	8,085	5,668	3,762
Purchases of debt securities	(7,856)	(7,271)	(3,159)
Acquisition of loan receivables	(72)	(8,183)	(433)
Proceeds from sale of loan receivables	8,203	—	—
Net (increase) decrease in loan receivables, including held for sale	(8,033)	(8,448)	(9,238)
All other investing activities	(588)	(802)	(474)
Cash provided from (used for) investing activities	(261)	(19,036)	(9,542)

Cash flows - financing activities
Borrowings of consolidated securitization entities
Proceeds from issuance of securitized debt	3,345	5,093	4,311
Maturities and repayment of securitized debt	(7,377)	(3,157)	(4,210)
Senior unsecured notes
Proceeds from issuance of senior unsecured notes	1,985	1,244	1,732
Maturities and repayment of senior unsecured notes	(2,100)	—	(1,200)
Proceeds from issuance of preferred stock	734	—	—
Net increase (decrease) in deposits	1,117	7,509	4,431
Purchases of treasury stock	(3,618)	(1,868)	(1,497)
Dividends paid on common stock	(581)	(534)	(446)
All other financing activities	37	(34)	(5)
Cash provided from (used for) financing activities	(6,458)	8,253	3,116

Increase (decrease) in cash and equivalents, including restricted amounts	2,271	(1,441)	2,149
Cash and equivalents, including restricted amounts, at beginning of year	10,376	11,817	9,668
Cash and equivalents at end of year:
Cash and equivalents	12,147	9,396	11,602
Restricted cash and equivalents included in other assets	500	980	$215
Total cash and equivalents, including restricted amounts, at end of year	$12,647	$10,376	$11,817

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$(2,272)	$(1,815)	$(1,350)
Cash paid during the year for income taxes	$(1,017)	$(772)	$(754)

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

New Accounting Standards
Newly Adopted Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU requires lessees to recognize most leases on their balance sheet. Leases which were identified as capital leases are now identified as financing leases under the new guidance but otherwise their accounting treatment remains relatively unchanged. Leases previously identified as operating leases remain in that category under the new standard, but both a right-of-use asset and a liability for remaining lease payments are recognized on our statement of financial position. We adopted this guidance retrospectively in the current year as of January 1, 2019, which did not have a material impact on the consolidated financial statements.
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
This standard is effective for annual and interim reporting periods for fiscal years beginning after December 15, 2019, with early adoption permitted for annual and interim periods for fiscal years beginning after December 15, 2018. We plan to adopt the standard on its effective date, which for us is January 1, 2020. Upon adoption, the amendments in this standard will be recognized on a modified-retrospective basis through a cumulative-effect adjustment to retained earnings. Following the adoption date, upon origination of a loan, the estimate of expected credit losses, and any subsequent changes to our estimates of total expected losses for our loan receivables, will be recorded through provision for loan losses in our Consolidated Statement of Earnings.

The adoption of this standard will also require us to update our accounting policy for the allowance for loan losses. Under the CECL model, losses on loan receivables will be recognized upon origination of the loan, based on expected credit losses for the life of the loan balance. Expected credit loss estimates will involve modeling loss projections attributable to existing loan balances, considering historical experience, current conditions and future expectations for homogeneous pools of loans over the reasonable and supportable forecast period. Our approach will also consider qualitative adjustments. Subsequent to the reasonable and supportable forecast period, we will revert to mean historical loss information for the remaining life of the loan. We will periodically reassess key assumptions based on any differences in underwriting standards, portfolio mix, and other relevant data shifts.

While we have determined our estimation models and methodology, and have developed our internal processes and systems, we continue to finalize our estimate of the impact of adoption, the execution of controls, and the evaluation of the impact to our financial statement disclosures. Based on our current stage of implementation, we estimate the adoption will result in an increase of approximately $3.0 billion, or 54%, to the Company’s allowance for loan losses. We also expect an increase in deferred tax assets and a decrease in the Company's regulatory capital amounts and ratios as a result of adoption. The regulatory capital effects will be phased-in over three years as permitted by the federal banking agencies.
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

Cash and Equivalents
Debt securities, money market instruments and bank deposits with original maturities of three months or less are included in cash and equivalents unless designated as available-for-sale and classified as investment securities. Cash and equivalents at December 31, 2019 primarily included cash and due from banks of $1.2 billion and interest-bearing deposits in other banks of $9.6 billion and other short-term investments of $1.3 billion. Cash and equivalents at December 31, 2018 primarily included cash and due from banks of $1.1 billion and interest-bearing deposits in other banks of $8.3 billion.
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
Data related to redefault experience is also considered in our overall reserve adequacy review. Once the loan has been modified, it returns to current status (re-aged), only after three consecutive minimum monthly payments are received post modification date, subject to a re-aging limitation of once a year, or twice in a five-year period in accordance with the Federal Financial Institutions Examination Council guidelines on Uniform Retail Credit Classification and Account Management policy issued in June 2000. We believe that the allowance for loan losses would not be materially different had we not re-aged these accounts.
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
Revenue Recognition
Interest and Fees on Loans
We use the effective interest method to recognize income on loans. Interest and fees on loans is comprised largely of interest and late fees on credit card and other loans. Interest income is recognized based upon the amount of loans outstanding and their contractual interest rate. Late fees are recognized when billable to the customer. We continue to accrue interest and fees on credit cards until the accounts are charged-off in the period the account becomes 180 days past due. For non-credit card loans, we stop accruing interest and fees when the account becomes 90 days past due. Previously recognized interest income that was accrued but not collected from the customer is reversed. Although we stop accruing interest in advance of payments, we recognize interest income as cash is collected when appropriate, provided the amount does not exceed that which would have been earned at the historical effective interest rate; otherwise, payments received are applied to reduce the principal balance of the loan.
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

NOTE 3.    DEBT SECURITIES
All of our debt securities are classified as available-for-sale and are held to meet our liquidity objectives or to comply with the Community Reinvestment Act. Our debt securities consist of the following:

	December 31, 2019				December 31, 2018
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
($ in millions)	cost	gains	losses	fair value	cost	gains	losses	fair value
U.S. government and federal agency	$2,468	$1	$—	$2,469	$2,889	$—	$(1)	$2,888
State and municipal	46	1	(2)	45	50	—	(2)	48
Residential mortgage-backed(a)	1,029	6	(9)	1,026	1,180	1	(42)	1,139
Asset-backed(b)	2,368	3	—	2,371	1,988	—	(3)	1,985
U.S. corporate debt	—	—	—	—	2	—	—	2
Total	$5,911	$11	$(11)	$5,911	$6,109	$1	$(48)	$6,062
_______________________

(a)
All of our residential mortgage-backed securities have been issued by government-sponsored entities and are collateralized by U.S. mortgages. At December 31, 2019 and 2018, $351 million and $313 million of residential mortgage-backed securities, respectively, are pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve Discount Window advances.

(b)	All of our asset-backed securities are collateralized by credit card loans.
The following table presents the estimated fair values and gross unrealized losses of our available-for-sale debt securities:

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
($ in millions)	fair value	losses	fair value	losses

At December 31, 2019
U.S. government and federal agency	$—	$—	$—	$—
State and municipal	—	—	24	(2)
Residential mortgage-backed	76	—	618	(9)
Asset-backed	202	—	—	—
Total	$278	$—	$642	$(11)

At December 31, 2018
U.S. government and federal agency	$2,838	$(1)	$—	$—
State and municipal	23	(1)	8	(1)
Residential mortgage-backed	102	—	933	(42)
Asset-backed	1,665	(2)	114	(1)
Total	$4,628	$(4)	$1,055	$(44)

We regularly review debt securities for impairment using both qualitative and quantitative criteria. We presently do not intend to sell our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell these securities before recovery of our amortized cost.
There were no other-than-temporary impairments recognized on our debt securities for the years ended December 31, 2019, 2018 and 2017.

Contractual Maturities of Investments in Available-for-Sale Debt Securities

	Amortized	Estimated	Weighted
At December 31, 2019 ($ in millions)	cost	fair value	Average yield(a)

Due
Within one year	$4,322	$4,325	1.9%
After one year through five years	$515	$516	2.1%
After five years through ten years	$144	$147	3.2%
After ten years	$930	$923	2.9%

______________________

(a)	Weighted average yield is calculated based on the amortized cost of each security. In calculating yield, no adjustment has been made with respect to any tax-exempt obligations.
We expect actual maturities to differ from contractual maturities because borrowers have the right to prepay certain obligations.
There were no material realized gains or losses recognized for the years ended December 31, 2019, 2018 and 2017.
Although we generally do not have the intent to sell any specific securities held at December 31, 2019, in the ordinary course of managing our debt securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield, liquidity requirements and funding obligations.
NOTE 4.    LOAN RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

At December 31 ($ in millions)	2019	2018

Credit cards	$84,606	$89,994
Consumer installment loans	1,347	1,845
Commercial credit products	1,223	1,260
Other	39	40
Total loan receivables, before allowance for losses(a)(b)	$87,215	$93,139
_______________________

(a)
Total loan receivables include $28.8 billion and $28.2 billion of restricted loans of consolidated securitization entities at December 31, 2019 and 2018, respectively. See Note 5. Variable Interest Entities for further information on these restricted loans.

(b)	At December 31, 2019 and 2018, loan receivables included deferred costs, net of deferred income, of $140 million and $105 million, respectively.
Disposition of Loan Receivables
In October 2019, we completed our sale and conversion of $8.2 billion of loan receivables associated with our Retail Card program agreement with Walmart. In addition, loan receivables associated with our Payment Solutions program agreement with Yamaha are included in loan receivables held for sale in our Consolidated Statement of Financial Position at December 31, 2019. We subsequently completed the sale of this portfolio in January 2020.

Allowance for Loan Losses

($ in millions)	Balance at January 1, 2019	Provision charged to operations	Gross charge-offs	Recoveries	Balance at December 31, 2019

Credit cards	$6,327	$4,083	$(5,907)	$1,003	$5,506
Consumer installment loans	44	51	(66)	17	46
Commercial credit products	55	45	(58)	7	49
Other	1	1	(1)	—	1
Total	$6,427	$4,180	$(6,032)	$1,027	$5,602

($ in millions)	Balance at January 1, 2018	Provision charged to operations	Gross charge-offs	Recoveries	Balance at December 31, 2018

Credit cards	$5,483	$5,448	$(5,435)	$831	$6,327
Consumer installment loans	40	45	(56)	15	44
Commercial credit products	50	52	(53)	6	55
Other	1	—	—	—	1
Total	$5,574	$5,545	$(5,544)	$852	$6,427

($ in millions)	Balance at January 1, 2017	Provision charged to operations	Gross charge-offs	Recoveries	Balance at December 31, 2017

Credit cards	$4,254	$5,200	$(4,883)	$912	$5,483
Consumer installment loans	37	41	(52)	14	40
Commercial credit products	52	55	(63)	6	50
Other	1	—	—	—	1
Total	$4,344	$5,296	$(4,998)	$932	$5,574

Delinquent and Non-accrual Loans

At December 31, 2019 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing(a)

Credit cards	$1,936	$1,852	$3,788	$1,850	$—
Consumer installment loans	21	7	28	—	7
Commercial credit products	40	18	58	18	—
Total delinquent loans	$1,997	$1,877	$3,874	$1,868	$7
Percentage of total loan receivables	2.3%	2.2%	4.4%	2.1%	—%

At December 31, 2018 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing

Credit cards	$2,229	$2,113	$4,342	$2,099	$—
Consumer installment loans	28	5	33	—	5
Commercial credit products	38	17	55	17	—
Total delinquent loans	$2,295	$2,135	$4,430	$2,116	$5
Percentage of total loan receivables	2.5%	2.3%	4.8%	2.3%	0.1%

_______________________

(a)	Excludes PCI loan receivables.

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

For the years ended December 31 ($ in millions)	2019	2018
Credit cards	$849	$886
Consumer installment loans	—	—
Commercial credit products	3	3
Total	$852	$889

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

At December 31, 2019 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$1,146	$(550)	$596	$1,019
Consumer installment loans	—	—	—	—
Commercial credit products	4	(2)	2	4
Total	$1,150	$(552)	$598	$1,023

At December 31, 2018 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$1,203	$(546)	$657	$1,086
Consumer installment loans	—	—	—	—
Commercial credit products	4	(2)	2	4
Total	$1,207	$(548)	$659	$1,090

Financial Effects of TDRs
As part of our loan modifications for borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following table presents the types and financial effects of loans modified and accounted for as TDRs during the periods presented:

Years ended December 31,	2019			2018			2017
($ in millions)	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$45	$268	$1,111	$49	$266	$1,112	$48	$220	$960
Consumer installment loans	—	—	—	—	—	—	—	—	—
Commercial credit products	—	1	4	—	1	5	—	2	5
Total	$45	$269	$1,115	$49	$267	$1,117	$48	$222	$965

Payment Defaults
The following table presents the type, number and amount of loans accounted for as TDRs that enrolled in a modification plan within the previous 12 months from the applicable balance sheet date and experienced a payment default and charged-off during the periods presented.

Years ended December 31,	2019		2018		2017
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	39,233	$98	38,976	$91	40,316	$90
Consumer installment loans	—	—	—	—	—	—
Commercial credit products	114	1	76	1	110	1
Total	39,347	$99	39,052	$92	40,426	$91

Credit Quality Indicators
Our loan receivables portfolio includes both secured and unsecured loans. Secured loan receivables are largely comprised of consumer installment loans secured by equipment. Unsecured loan receivables are largely comprised of our open-ended consumer and commercial revolving credit card loans. As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, as well as information from credit bureaus, such as a Fair Isaac Corporation (“FICO”) or other credit scores, relating to the customer’s broader credit performance. Credit scores are obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three credit score categories: (i) 661 or higher, which are considered the strongest credits; (ii) 601 to 660, considered moderate credit risk; and (iii) 600 or less, which are considered weaker credits. There are certain customer accounts for which a FICO score is not available where we use alternative sources to assess their credit and predict behavior. The following table provides the most recent FICO scores available for our customers at December 31, 2019 and 2018, respectively, as a percentage of each class of loan receivable. The table below excludes 0.3% and 0.5% of our total loan receivables balance at each of December 31, 2019 and 2018, respectively, which represents those customer accounts for which a FICO score is not available.

At December 31	2019			2018
	661 or	601 to	600 or	661 or	601 to	600 or
	higher	660	less	higher	660	less
Credit cards	74%	18%	8%	74%	18%	8%
Consumer installment loans	76%	17%	7%	80%	14%	6%
Commercial credit products	90%	5%	5%	90%	5%	5%

Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and by applying the same credit standards for all of our credit products. Unused credit card lines available to our customers totaled approximately $419 billion and $418 billion at December 31, 2019 and 2018, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.
Interest Income by Product
The following table provides additional information about our interest and fees on loans, including merchant discounts, from our loan receivables, including held for sale:

For the years ended December 31 ($ in millions)	2019	2018	2017
Credit cards	$18,384	$17,342	$15,941
Consumer installment loans	182	156	137
Commercial credit products	137	144	139
Other	2	2	2
Total	$18,705	$17,644	$16,219

NOTE 5.    VARIABLE INTEREST ENTITIES
We use VIEs to securitize loan receivables and arrange asset-backed financing in the ordinary course of business. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE and we did not provide non-contractual support for previously transferred loan receivables to any VIE in the years ended December 31, 2019 and 2018. Our VIEs are able to accept new loan receivables and arrange new asset-backed financings, consistent with the requirements and limitations on such activities placed on the VIE by existing investors. Once an account has been designated to a VIE, the contractual arrangements we have require all existing and future loan receivables originated under such account to be transferred to the VIE. The amount of loan receivables held by our VIEs in excess of the minimum amount required under the asset-backed financing arrangements with investors may be removed by us under removal of accounts provisions. All loan receivables held by a VIE are subject to claims of third-party investors.
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
The table below summarizes the assets and liabilities of our consolidated securitization VIEs described above.

At December 31 ($ in millions)	2019	2018
Assets
Loan receivables, net(a)	$27,217	$26,454
Other assets(b)	68	813
Total	$27,285	$27,267

Liabilities
Borrowings	$10,412	$14,439
Other liabilities	32	36
Total	$10,444	$14,475
_______________________

(a)	Includes $1.6 billion and $1.7 billion of related allowance for loan losses resulting in gross restricted loans of $28.8 billion and $28.2 billion at December 31, 2019 and 2018, respectively.

(b)
Includes $62 million and $803 million of segregated funds held by the VIEs at December 31, 2019 and 2018, respectively, which are classified as restricted cash and equivalents and included as a component of other assets in our Consolidated Statements of Financial Position.

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
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $5.2 billion, $5.0 billion and $4.2 billion for the years ended December 31, 2019, 2018 and 2017, respectively. Related expenses consisted primarily of provision for loan losses of $1.1 billion, $1.5 billion and $1.3 billion for the years ended December 31, 2019, 2018 and 2017, respectively, and interest expense of $358 million, $344 million and $263 million for the years ended December 31, 2019, 2018 and 2017, respectively. These amounts do not include intercompany transactions, principally fees and interest, which are eliminated in our consolidated financial statements.

NOTE 6.    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill

($ in millions)	2019	2018
Balance at January 1	$1,024	$991
Acquisitions	54	33
Balance at December 31	$1,078	$1,024

Intangible Assets Subject to Amortization

	2019			2018
At December 31 ($ in millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related	$1,749	$(952)	$797	$1,630	$(803)	$827
Capitalized software and other	861	(393)	468	562	(252)	310
Total	$2,610	$(1,345)	$1,265	$2,192	$(1,055)	$1,137

During the year ended December 31, 2019, we recorded additions to intangible assets subject to amortization of $436 million, primarily related to capitalized software expenditures, as well as customer-related intangible assets.
Customer-related intangible assets primarily relate to retail partner contract acquisitions and extensions, as well as purchased credit card relationships. During the years ended December 31, 2019 and 2018, we recorded additions to customer-related intangible assets subject to amortization of $130 million and $406 million, respectively, primarily related to payments made to acquire and extend certain retail partner relationships. These additions had a weighted average amortizable life of 7 years and 9 years, respectively.
Amortization expense related to retail partner contracts was $133 million, $125 million and $112 million for the years ended December 31, 2019, 2018 and 2017, respectively, and is included as a component of marketing and business development expense in our Consolidated Statements of Earnings. All other amortization expense was $168 million, $115 million and $84 million for the years ended December 31, 2019, 2018 and 2017, respectively, and is included as a component of other expense in our Consolidated Statements of Earnings.
We estimate annual amortization expense for existing intangible assets over the next five calendar years to be as follows:

($ in millions)	2020	2021	2022	2023	2024
Amortization expense	$290	$240	$194	$154	$119

NOTE 7.    DEPOSITS
Deposits

	2019		2018
At December 31 ($ in millions)	Amount	Average rate (a)	Amount	Average rate (a)

Interest-bearing deposits	$64,877	2.4%	$63,738	2.0%
Non-interest-bearing deposits	277	—	281	—
Total deposits	$65,154		$64,019
___________________

(a)	Based on interest expense for the years ended December 31, 2019 and 2018 and average deposits balances.
At December 31, 2019 and 2018, interest-bearing deposits included $8.5 billion and $7.1 billion, respectively, of certificates of deposit that exceeded applicable FDIC insurance limits, which are generally $250,000 per depositor.
At December 31, 2019, our interest-bearing time deposits maturing over the next five years and thereafter were as follows:

($ in millions)	2020	2021	2022	2023	2024	Thereafter
Deposits	$28,780	$5,866	$3,093	$1,346	$2,277	$356

The above maturity table excludes $19.4 billion of demand deposits with no defined maturity, of which $18.3 billion are savings accounts. In addition, at December 31, 2019, we had $3.8 billion of broker network deposit sweeps procured through a program arranger who channels brokerage account deposits to us that are also excluded from the above maturity table. Unless extended, the contracts associated with these broker network deposit sweeps will terminate between 2021 and 2025.
NOTE 8.    BORROWINGS

	2019				2018
At December 31 ($ in millions)	Maturity date	Interest Rate	Weighted average interest rate	Outstanding Amount(a)	Outstanding Amount(a)

Borrowings of consolidated securitization entities:
Fixed securitized borrowings	2020 - 2023	1.93% - 3.87%	2.71%	$7,512	$8,664
Floating securitized borrowings	2020 - 2022	2.33% - 2.65%	2.48%	2,900	5,775
Total borrowings of consolidated securitization entities			2.64%	10,412	14,439

Senior unsecured notes:
Synchrony Financial senior unsecured notes:
Fixed senior unsecured notes	2020 - 2029	2.70% - 5.15%	3.94%	7,211	7,318
Floating senior unsecured notes	2020	3.13%	3.13%	250	250

Synchrony Bank senior unsecured notes:
Fixed senior unsecured notes	2021 - 2022	3.00% - 3.65%	3.33%	1,493	1,490
Floating senior unsecured notes	2020	2.59%	2.59%	500	499
Total senior unsecured notes			3.75%	9,454	9,557

Total borrowings				$19,866	$23,996

___________________

(a)	The amounts presented above for outstanding borrowings include unamortized debt premiums, discounts and issuance costs.

Debt Maturities
The following table summarizes the maturities of the principal amount of our borrowings of consolidated securitization entities and senior unsecured notes over the next five years and thereafter:

($ in millions)	2020	2021	2022	2023	2024	Thereafter
Borrowings	$4,208	$5,659	$4,350	$708	$1,850	$3,150

Senior Unsecured Notes

2019 Issuances ($ in millions):
Synchrony Financial
Issuance Date	Principal Amount	Maturity	Interest Rate
March 2019	$600	2024	4.375%
March 2019	$650	2029	5.150%
July 2019	$750	2022	2.850%

Credit Facilities
As additional sources of liquidity, we have undrawn committed capacity under certain credit facilities, primarily related to our securitization programs.
At December 31, 2019, we had an aggregate of $5.6 billion of undrawn committed capacity under our securitization financings, subject to customary borrowing conditions, from private lenders under our securitization programs, and an aggregate of $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders.

NOTE 9.    FAIR VALUE MEASUREMENTS
For a description of how we estimate fair value, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies.
The following tables present our assets and liabilities measured at fair value on a recurring basis.
Recurring Fair Value Measurements

At December 31, 2019 ($ in millions)	Level 1	Level 2	Level 3	Total(a)

Assets
Debt securities
U.S. government and federal agency	$—	$2,469	$—	$2,469
State and municipal	—	—	45	45
Residential mortgage-backed	—	1,026	—	1,026
Asset-backed	—	2,371	—	2,371
Other assets(b)	15	—	21	36
Total	$15	$5,866	$66	$5,947

Liabilities
Contingent consideration	—	—	13	13
Total	$—	$—	$13	$13

At December 31, 2018 ($ in millions)

Assets
Debt securities
U.S. government and federal agency	$—	$2,888	$—	$2,888
State and municipal	—	—	48	48
Residential mortgage-backed	—	1,139	—	1,139
Asset-backed	—	1,985	—	1,985
U.S. corporate debt	—	—	2	2
Other assets(b)	15	—	13	28
Total	$15	$6,012	$63	$6,090

Liabilities
Contingent consideration	—	—	26	26
Total	$—	$—	$26	$26

_______________________

(a)	For the years ended December 31, 2019 and 2018, there were no securities transferred between levels.

(b)	Other assets primarily relate to equity investments measured at fair value.

Level 3 Fair Value Measurements
Our Level 3 recurring fair value measurements primarily relate to state and municipal debt instruments, which are valued using non-binding broker quotes or other third-party sources, CRA investments, which are valued using net asset values, as well as contingent consideration obligations. The fair value of our contingent consideration obligations was estimated by applying the income approach based upon significant Level 3 inputs not observable in the market. The range of potential future payments of contingent consideration at December 31, 2019 was between zero and $129 million. The higher end of this range would be payable in the event the future revenues of certain acquired businesses meet all of the required targets during the respective earnout term.
For a description of our process to evaluate third-party pricing servicers, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies. Our state and municipal debt securities are classified as available-for-sale with changes in fair value included in accumulated other comprehensive income.
The changes in our Level 3 assets and liabilities that are measured on a recurring basis for the years ended December 31, 2019 and 2018 were not material.

Financial Assets and Financial Liabilities Carried at Other than Fair Value

	Carrying	Corresponding fair value amount
At December 31, 2019 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$12,147	$12,147	$10,799	$1,348	$—
Other assets(a)(b)	$500	$500	$500	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$81,613	$90,941	$—	$—	$90,941
Loan receivables held for sale(c)	$725	$726	$—	$—	$726

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$65,154	$65,544	$—	$65,544	$—
Borrowings of consolidated securitization entities	$10,412	$10,513	$—	$7,613	$2,900
Senior unsecured notes	$9,454	$9,924	$—	$9,924	$—

	Carrying	Corresponding fair value amount
At December 31, 2018 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$9,396	$9,396	$9,396	$—	$—
Other assets(a)(b)	$980	$980	$980	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$86,712	$95,305	$—	$—	$95,305

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$64,019	$63,942	$—	$63,942	$—
Borrowings of consolidated securitization entities	$14,439	$14,400	$—	$8,626	$5,774
Senior unsecured notes	$9,557	$9,062	$—	$9,062	$—
_______________________

(a)	For cash and equivalents and restricted cash and equivalents, carrying value approximates fair value due to the liquid nature and short maturity of these instruments.

(b)	This balance relates to restricted cash and equivalents, which is included in other assets.

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
At December 31, 2019 and 2018, Synchrony Financial met all applicable requirements to be deemed well-capitalized pursuant to Federal Reserve Board regulations. At December 31, 2019 and 2018, the Bank also met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. There are no conditions or events subsequent to December 31, 2019 that management believes have changed the Company’s or the Bank’s capital category.
The actual capital amounts, ratios and the applicable required minimums of the Company and the Bank are as follows:
Synchrony Financial

At December 31, 2019 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)

Total risk-based capital	$14,211	16.3%	$6,984	8.0%
Tier 1 risk-based capital	$13,064	15.0%	$5,238	6.0%
Tier 1 leverage	$13,064	12.6%	$4,161	4.0%
Common equity Tier 1 capital	$12,330	14.1%	$3,929	4.5%

At December 31, 2018 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)

Total risk-based capital	$14,013	15.3%	$7,339	8.0%
Tier 1 risk-based capital	$12,801	14.0%	$5,505	6.0%
Tier 1 leverage	$12,801	12.3%	$4,157	4.0%
Common equity Tier 1 capital	$12,801	14.0%	$4,128	4.5%

Synchrony Bank

At December 31, 2019 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio

Total risk-based capital	$11,911	15.6%	$6,094	8.0%	$7,618	10.0%
Tier 1 risk-based capital	$10,907	14.3%	$4,571	6.0%	$6,094	8.0%
Tier 1 leverage	$10,907	11.9%	$3,671	4.0%	$4,589	5.0%
Common equity Tier 1 capital	$10,907	14.3%	$3,428	4.5%	$4,952	6.5%

At December 31, 2018 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio

Total risk-based capital	$12,258	15.4%	$6,348	8.0%	$7,934	10.0%
Tier 1 risk-based capital	$11,207	14.1%	$4,761	6.0%	$6,348	8.0%
Tier 1 leverage	$11,207	12.4%	$3,612	4.0%	$4,515	5.0%
Common equity Tier 1 capital	$11,207	14.1%	$3,570	4.5%	$5,157	6.5%
_______________________

(a)	Capital ratios are calculated based on the Basel III Standardized Approach rules.

(b)
At December 31, 2019 and 2018, Synchrony Financial and the Bank also must maintain a capital conservation buffer of common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 2.5 percentage points and 1.875 percentage points, respectively, to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.

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
Savings Plan
Our U.S. employees are eligible to participate in a qualified defined contribution savings plan that allows them to contribute a portion of their pay to the plan on a pre-tax basis. We make employer contributions to the plan equal to 3% of eligible compensation and make matching contributions of up to 4% of eligible compensation. We also provide certain additional contributions to the plan for employees who were participants in GE's pension plan at the time of Synchrony's separation from GE in November 2015 (the “Separation”). The expenses incurred associated with this plan were $69 million, $74 million and $76 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Health and Welfare Benefits
We provide health and welfare benefits to our employees, including health, dental, prescription drug and vision for which we are self-insured. The expenses incurred associated with these benefits were $119 million, $117 million and $103 million for the years ended December 31, 2019, 2018 and 2017, respectively.

GE Benefit Plans and Reimbursement Obligations
Prior to Separation, our employees participated in various GE retirement and retiree health and life insurance benefit plans. Certain of these retirement benefits vested as a result of Separation. Under the terms of the Employee Matters Agreement between us and GE, GE will continue to pay for these benefits and we are obligated to reimburse them. The principal retirement benefits subject to this arrangement are fixed, life-time annuity payments. The estimated liability for our reimbursement obligations to GE for retiree benefits was $210 million and $176 million at December 31, 2019 and 2018, respectively, and is included in other liabilities in our Consolidated Statement of Financial Position.
NOTE 12.    EARNINGS PER SHARE

Basic earnings per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the assumed conversion of all dilutive securities.

The following table presents the calculation of basic and diluted earnings per common share:

	Years ended December 31,
(in millions, except per share data)	2019	2018	2017
Net earnings available to common stockholders	$3,747	$2,790	$1,935

Weighted average common shares outstanding, basic	670.2	742.3	795.6
Effect of dilutive securities	3.3	4.6	4.1
Weighted average common shares outstanding, dilutive	673.5	746.9	799.7

Earnings per basic common share	$5.59	$3.76	$2.43
Earnings per diluted common share	$5.56	$3.74	$2.42

We have issued certain stock-based awards under the Synchrony Financial 2014 Long-Term Incentive Plan. A total of 3 million, 4 million and 3 million shares for the years ended December 31, 2019, 2018 and 2017, respectively, related to these awards, were considered anti-dilutive and therefore were excluded from the computation of diluted earnings per common share.
NOTE 13.    EQUITY AND OTHER STOCK RELATED INFORMATION
Preferred Stock
The following table summarizes the Company's preferred stock issued and outstanding as of December 31, 2019 and 2018.

Series	Issuance Date	Redeemable by Issuer Beginning	Per Annum Dividend Rate	Liquidation Preference per Share	Total Shares Outstanding	December 31, 2019	December 31, 2018
($ in millions, except per share data)
Series A(a)	November 14, 2019	November 15, 2024	5.625%	$1,000	750,000	$734	$—
						$734	$—

_______________________

(a)
Issued as depositary shares, each representing a 1/40th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable quarterly on February 15, May 15, August 15 and November 15 at a fixed rate, in each case when, as and if declared by the Board of Directors.

Dividends and Share Repurchases
During the year ended December 31, 2019, 2018 and 2017, we declared and paid cash dividends of $0.86, $0.72 and $0.56 per share of common stock, or $581 million, $534 million and $446 million, respectively. In the fourth quarter of 2019, we issued depositary shares representing $750 million of non-cumulative perpetual preferred stock, with dividends payable quarterly beginning in February 2020.
In 2019, we completed our 2018 share repurchase program and on May 9, 2019, the Board of Directors approved a share repurchase program of up to $4.0 billion of our outstanding shares of common stock through June 30, 2020. During the year ended December 31, 2019, the Company repurchased an aggregate of 106.0 million shares of our common stock for $3.6 billion under both programs. We made and expect to continue to make share repurchases subject to market conditions and other factors, including legal and regulatory restrictions and required approvals.
Synchrony Financial Incentive Programs
We have established the Synchrony Financial 2014 Long-Term Incentive Plan, which we refer to as the “Incentive Plan.” The Incentive Plan permits us to issue stock-based, stock-denominated and other awards to officers, employees, consultants and non-employee directors providing services to the Company and our participating affiliates. Available awards under the Incentive Plan include stock options and stock appreciation rights, restricted stock and restricted stock units (“RSUs”), performance awards and other awards valued in whole or in part by reference to or otherwise based on our common stock (other stock-based awards), and dividend equivalents. A total of 43.6 million shares of our common stock (including authorized and unissued shares) are available for granting awards under the Incentive Plan.
Our annual grants of RSUs and stock options generally vest over 3 to 5 year terms on either an annual pro rata proportional basis, starting with the first anniversary of the award date, or at the end of the term of the award on a cliff basis, provided that the employee has remained continuously employed by the Company through such vesting date. Each RSU is convertible into one share of Synchrony Financial common stock.
The total compensation expense recorded for these awards was not material for all periods presented. At December 31, 2019, there were 5.1 million RSUs unvested and 7.1 million stock options issued and outstanding and $99 million of total unrecognized compensation cost related to these awards, which is expected to be amortized over a weighted average period of 2.3 years.

NOTE 14.    INCOME TAXES
Earnings before Provision for Income Taxes

For the years ended December 31 ($ in millions)	2019	2018	2017
U.S.	$4,870	$3,628	$3,334
Non-U.S.	17	16	(10)
Earnings before provision for income taxes	$4,887	$3,644	$3,324

Provision for Income Taxes

For the years ended December 31 ($ in millions)	2019	2018	2017
Current provision for income taxes
U.S. Federal	$949	$775	$900
U.S. state and local	167	115	92
Non-U.S.	1	17	12
Total current provision for income taxes	1,117	907	1,004

Deferred provision (benefit) for income taxes
U.S. Federal	19	(55)	367
U.S. state and local	2	(7)	20
Non-U.S.	2	9	(2)
Deferred provision (benefit) for income taxes	23	(53)	385
Total provision for income taxes	$1,140	$854	$1,389

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
Reconciliation of Our Effective Tax Rate to the U.S. Federal Statutory Income Tax Rate

For the years ended December 31	2019	2018	2017
U.S. federal statutory income tax rate	21.0%	21.0%	35.0%
U.S. state and local income taxes, net of federal benefit	2.7	2.4	2.2
Tax Act enactment	—	—	4.8
All other, net	(0.4)	—	(0.2)
Effective tax rate	23.3%	23.4%	41.8%

Significant Components of Our Net Deferred Income Taxes

At December 31 ($ in millions)	2019	2018
Assets
Allowance for loan losses	$1,399	$1,588
Compensation and employee benefits	106	110
Other assets	151	113
Total deferred income tax assets before valuation allowance	1,656	1,811
Valuation allowance	—	—
Total deferred income tax assets	$1,656	$1,811

Liabilities
Original issue discount	$(998)	$(1,198)
Goodwill and identifiable intangibles	(198)	(187)
Other liabilities	(194)	(133)
Total deferred income tax liabilities	(1,390)	(1,518)
Net deferred income tax assets	$266	$293

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
For periods prior to Separation, we filed tax returns on a consolidated basis with GE and are under continuous examination by the Internal Revenue Service (“IRS”) and the tax authorities of various states as part of their audit of GE’s tax returns. For federal income tax purposes, the IRS is currently auditing GE's consolidated U.S. income tax returns for 2014 and 2015. Additionally, we are under examination in various states going back to 2012.
For periods after separation, we file tax returns on a stand-alone basis and are under examination in various states.
Unrecognized Tax Benefits

Reconciliation of Unrecognized Tax Benefits

($ in millions)	2019	2018
Balance at January 1	$251	$255
Additions:
Tax positions of the current year	83	85
Tax positions of prior years	5	3
Reductions:
Prior year tax positions	(59)	(64)
Settlements with tax authorities	(2)	(3)
Expiration of the statute of limitation	(23)	(25)
Balance at December 31	$255	$251
Portion of balance that, if recognized, would impact the effective income tax rate	$172	$164

The amount of unrecognized tax benefits that is reasonably possible to be resolved in the next twelve months is expected to be $79 million, of which, $28 million, if recognized, would reduce the company’s tax expense and effective tax rate. Included in the $79 million of unrecognized benefits are certain temporary differences that would not affect the effective tax rate if they were recognized in the Consolidated Statement of Earnings.
Additionally, there are unrecognized tax benefits of $26 million and $29 million for the years ended December 31, 2019 and 2018, respectively, that are included in the tabular reconciliation above but recorded in the Consolidated Statement of Financial Position as a reduction of the related deferred tax asset.

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

NOTE 15.     PARENT COMPANY FINANCIAL INFORMATION
The following tables present parent company financial statements for Synchrony Financial. At December 31, 2019, restricted net assets of our subsidiaries were $12.4 billion.
Condensed Statements of Earnings

For the years ended December 31 ($ in millions)	2019	2018	2017
Interest income:
Interest income from subsidiaries	$207	$220	$125
Interest on cash and debt securities	12	20	23
Total interest income	219	240	148
Interest expense:
Interest on senior unsecured notes	300	287	268
Total interest expense	300	287	268
Net interest income (expense)	(81)	(47)	(120)
Dividends from bank subsidiaries	3,900	950	1,040
Dividends from nonbank subsidiaries	309	318	1,133
Other income	144	115	91
Other expense	162	120	115
Earnings before benefit from income taxes	4,110	1,216	2,029
Benefit from income taxes	(19)	(8)	(89)
Equity in undistributed net earnings of subsidiaries	(382)	1,566	(183)
Net earnings	$3,747	$2,790	$1,935

Comprehensive income	$3,764	$2,792	$1,924

Condensed Statements of Financial Position

At December 31 ($ in millions)	2019	2018
Assets
Cash and equivalents	$4,491	$3,356
Debt securities	502	869
Investments in and amounts due from subsidiaries(a)	18,196	18,566
Goodwill	17	17
Other assets	89	89
Total assets	$23,295	$22,897

Liabilities and Equity
Amounts due to subsidiaries	$220	$184
Senior unsecured notes	7,461	7,568
Accrued expenses and other liabilities	526	467
Total liabilities	8,207	8,219
Equity:
Total equity	15,088	14,678
Total liabilities and equity	$23,295	$22,897
_____________

(a)	Includes investments in and amounts due from bank subsidiaries of $12.9 billion and $13.1 billion at December 31, 2019 and 2018, respectively.

Condensed Statements of Cash Flows

For the years ended December 31 ($ in millions)	2019	2018	2017
Cash flows - operating activities
Net earnings	$3,747	$2,790	$1,935
Adjustments to reconcile net earnings to cash provided from operating activities
Deferred income taxes	(1)	8	(43)
(Increase) decrease in other assets	14	106	18
Increase (decrease) in accrued expenses and other liabilities	(15)	6	(38)
Equity in undistributed net earnings of subsidiaries	382	(1,566)	183
All other operating activities	38	66	53
Cash provided from (used for) operating activities	4,165	1,410	2,108

Cash flows - investing activities
Net (increase) decrease in investments in and amounts due from subsidiaries	210	1,687	(947)
Maturity and sales of debt securities	972	1,493	1,914
Purchases of debt securities	(597)	(681)	(1,402)
All other investing activities	(100)	(94)	(45)
Cash provided from (used for) investing activities	485	2,405	(480)

Cash flows - financing activities
Senior unsecured notes
Proceeds from issuance of senior unsecured notes	1,985	—	991
Maturities and repayment of senior unsecured notes	(2,100)	—	(1,200)
Proceeds from issuance of preferred stock	734	—	—
Purchases of treasury stock	(3,618)	(1,868)	(1,497)
Dividends paid on common stock	(581)	(534)	(446)
Increase (decrease) in amounts due to subsidiaries	28	(4)	27
All other financing activities	37	(28)	(2)
Cash provided from (used for) financing activities	(3,515)	(2,434)	(2,127)

Increase (decrease) in cash and equivalents	1,135	1,381	(499)
Cash and equivalents at beginning of year	3,356	1,975	2,474
Cash and equivalents at end of year	$4,491	$3,356	$1,975

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
Other Matters
The Bank or the Company is, or has been, defending a number of putative class actions alleging claims under the federal Telephone Consumer Protection Act as a result of phone calls made by the Bank. The complaints generally have alleged that the Bank or the Company placed calls to consumers by an automated telephone dialing system or using a pre-recorded message or automated voice without their consent and seek up to $1,500 for each violation, without specifying an aggregate amount. Campbell et al. v. Synchrony Bank was filed on January 25, 2017 in the U.S. District Court for the Northern District of New York. The original complaint named only J.C. Penney Company, Inc. and J.C. Penney Corporation, Inc. as the defendants but was amended on April 7, 2017 to replace those defendants with the Bank. Neal et al. v. Wal-Mart Stores, Inc. and Synchrony Bank, for which the Bank is indemnifying Wal-Mart, was filed on January 17, 2017 in the U.S. District Court for the Western District of North Carolina. The original complaint named only Wal-Mart Stores, Inc. as a defendant but was amended on March 30, 2017 to add Synchrony Bank as an additional defendant. Mott et al. v. Synchrony Bank was filed on February 2, 2018 in the U.S. District Court for the Middle District of Florida.

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
NOTE 17.    SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarterly Periods Ended
($ in millions)	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Interest income	$4,585	$4,981	$4,738	$4,786	$4,876	$4,694	$4,174	$4,244
Interest expense	556	592	583	560	543	488	437	402
Net interest income	4,029	4,389	4,155	4,226	4,333	4,206	3,737	3,842
Earnings before provision for income taxes	921	1,375	1,129	1,462	1,012	893	892	847
Provision for income taxes	190	319	276	355	229	222	196	207
Net earnings	$731	$1,056	$853	$1,107	$783	$671	$696	$640
Earnings per share
Basic	$1.15	$1.60	$1.25	$1.57	$1.09	$0.91	$0.93	$0.84
Diluted	$1.15	$1.60	$1.24	$1.56	$1.09	$0.91	$0.92	$0.83

Controls and Procedures
____________________________________________________________________________________________
Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), and based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.
Changes in Internal Control Over Financial Reporting

While we have incorporated certain new controls related to our estimate of the adoption impact of ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments into our existing internal control environment, there was no change in internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 and has concluded that such internal control over financial reporting is effective. There are no material weaknesses in the Company’s internal control over financial reporting that have been identified by the Company’s management.
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2019 and has also issued an audit report, which is included in "Consolidated Financial Statements and Supplementary Data” of this Form 10-K Report, on internal control over financial reporting as of December 31, 2019 under Auditing Standard No. 2201 of the Public Company Accounting Oversight Board (“PCAOB”).

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
The table below sets out selected information on our principal facilities.

Location	Owned/Leased
Corporate Headquarters:
Stamford, CT	Leased

Bank Headquarters:
Draper, UT	Leased

Customer Service Centers:
Altamonte Springs, FL	Leased
Canton, OH	Leased
Charlotte, NC	Leased
Hyderabad, India	Leased
Kettering, OH	Leased
Manila, Philippines (2)	Leased
Cebu, Philippines	Leased
Merriam, KS	Owned
Phoenix, AZ	Leased
Rapid City, SD	Leased
San Juan, PR	Leased

Other Support Centers:
Alpharetta, GA (2)	Leased
Bellevue, WA	Leased
Bentonville, AR	Leased
Boise, ID	Leased
Champaign, IL	Leased
Chicago, IL (2)	Leased
Costa Mesa, CA	Leased
Frisco, TX	Leased
Menlo Park, CA	Leased
New York, NY	Leased
San Francisco, CA	Leased
St. Paul, MN	Leased
Timonium, MD	Leased
Walnut Creek, CA	Leased

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
____________________________________________________________________________________________
Market Information
Our common stock trades on the New York Stock Exchange under the symbol “SYF.”
The following table reflects the cash dividends we declared for the periods indicated.

Cash dividends declared
($ in dollars)
2019
Fourth quarter	$0.22
Third quarter	$0.22
Second quarter	$0.21
First quarter	$0.21

2018
Fourth quarter	$0.21
Third quarter	$0.21
Second quarter	$0.15
First quarter	$0.15
Holders
At February 7, 2020, the approximate number of holders of record of common stock was 2,637.
Dividends
Dividend Policy. The declaration and payment of any future dividends to holders of our common or preferred stock or stock repurchases will be at the discretion of Synchrony's Board of Directors and will depend on many factors, including the financial condition, earnings, capital and liquidity requirements of us and the Bank, applicable regulatory restrictions, corporate law and contractual restrictions and other factors that the Board of Directors deems relevant.
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

Performance Graph
The following graph compares the cumulative total stockholders return (rounded to the nearest whole dollar) of the Company's common stock, the S&P 500 Stock Index and the S&P 500 Financials Index for the period from December 31, 2014 through December 31, 2019. The graph assumes an initial investment of $100 on December 31, 2014. The cumulative returns for the Company's common stock and financial indices assume full reinvestment of dividends. This graph does not forecast future performance of the Company's common stock.

$180.00
$170.00
$160.00
$150.00
$140.00
$130.00
$120.00
$110.00
$100.00
$90.00
$80.00
Synchrony Financial
S&P 500
S&P 500 Financials

	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019
Synchrony Financial	$100.00	$102.22	$123.06	$133.34	$82.93	$130.59
S&P 500	$100.00	$101.38	$113.51	$138.29	$132.23	$173.86
S&P 500 Financials	$100.00	$98.47	$120.92	$147.75	$128.50	$169.77

Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock primarily related to our share repurchase program that were made by us or on our behalf during the three months ended December 31, 2019.

($ in millions, except per share data)	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Program(c)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program(b)

October 1 - 31, 2019	15,072,952	$34.05	15,065,156	$2,212.1
November 1 - 30, 2019	13,543,304	$36.78	13,543,249	$1,713.9
December 1 - 31, 2019	9,795,026	$37.15	9,795,021	$1,350.0

Total	38,411,282	$35.80	38,403,426	$1,350.0

_______________________

(a)
Includes 7,796 shares, 55 shares and 5 shares withheld in October, November and December, respectively, to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying performance stock awards, restricted stock awards or upon the exercise of stock options.

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
4.1
Indenture, dated as of August 11, 2014, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on August 13, 2014)

4.2
First Supplemental Indenture, dated as of August 11, 2014, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on August 13, 2014)

4.3
Second Supplemental Indenture, dated as of February 2, 2015, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on February 2, 2015)

4.4
Third Supplemental Indenture, dated as of July 23, 2015, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on July 23, 2015)

4.5
Sixth Supplemental Indenture, dated as of August 4, 2016, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on August 4, 2016)

4.6
Seventh Supplemental Indenture, dated as of December 1, 2017, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on December 1, 2017)

4.7
Eighth Supplemental Indenture, dated as of March 19, 2019, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on March 19, 2019)

4.8
Ninth Supplemental Indenture, dated as of July 25, 2019, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on July 25, 2019)

4.9	Form of 2.700% Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on February 2, 2015)
4.10	Form of Floating Rate Senior Notes due 2020 (incorporated by reference to Exhibit 4.3 of Form 8-K filed by Synchrony Financial on February 2, 2015)
4.11	Form of 4.500% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on July 23, 2015)
4.12	Form of 3.700% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on August 4, 2016)
4.13	Form of 3.950% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on December 1, 2017)
4.14	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 333-194528))
4.15	Form of 4.375% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on March 19, 2019)
4.16	Form of 5.150% Senior Notes due 2029 (incorporated by reference to Exhibit 4.3 of Form 8-K filed by Synchrony Financial on March 19, 2019)
4.17	Form of 2.850% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on July 25, 2019)
4.18
Certificate of Designations of 5.625% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, dated November 13, 2019. (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on November 14, 2019)

4.19
Deposit Agreement, dated November 14, 2019, by and among the Company, Computershare Inc. and Computershare Trust Company, N.A., collectively as Depositary, and the holders from time to time of the depositary receipts described therein. (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on November 14, 2019)

4.20*	Description of Registrant's Securities
10.1
Master Agreement, dated as of July 30, 2014, among General Electric Capital Corporation, Synchrony Financial, and, solely for purposes of certain sections and articles set forth therein, General Electric Company (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.2
Transitional Services Agreement, dated August 5, 2014, by and among General Electric Capital Corporation, Synchrony Financial and Retail Finance International Holdings, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed by Synchrony Financial on August 11, 2014)

10.3
Tax Sharing and Separation Agreement, dated as of August 5, 2014, by and between General Electric Company and Synchrony Financial (incorporated by reference to Exhibit 10.3 of Form 8-K filed by Synchrony Financial on August 11, 2014)

10.4
Employee Matters Agreement, dated as of August 5, 2014, by and among General Electric Company, General Electric Capital Corporation and Synchrony Financial (incorporated by reference to Exhibit 10.4 of Form 8-K filed by Synchrony Financial on August 11, 2014)

10.5
Transitional Trademark License Agreement, dated as of August 5, 2014, by and between GE Capital Registry, Inc. and Synchrony Financial (incorporated by reference to Exhibit 10.5 of Form 8-K filed by Synchrony Financial on August 11, 2014)

10.6
Intellectual Property Cross License Agreement, dated as of August 5, 2014, by and between General Electric Company and General Electric Capital Corporation, on the one hand, and Synchrony Financial, on the other hand (incorporated by reference to Exhibit 10.6 of Form 8-K filed by Synchrony Financial on August 11, 2014)

10.7
Credit Agreement, dated as of July 30, 2014, among Synchrony Financial, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other Lenders party thereto (incorporated by reference to Exhibit 1.1 of Amendment No. 8 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.8
Amendment No. 1 to Credit Agreement, dated October 1, 2014, by and among Synchrony Financial, the Lenders party thereto and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to Form 8-K filed by Synchrony Financial on October 6, 2014)

10.9+
Form of agreement for awards under Synchrony 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.10+
Form of agreement for awards of Performance Share Units under Synchrony 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed by Synchrony Financial on April 28, 2016)

10.11
Master Indenture, dated as of September 25, 2003, between Synchrony Credit Card Master Note Trust (formerly known as GE Capital Credit Card Master Note Trust), as Issuer and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.12
Omnibus Amendment No. 1 to Securitization Documents, dated as of February 9, 2004, among RFS Holding, L.L.C., RFS Funding Trust, GE Capital Retail Bank (formerly known as Monogram Credit Card Bank of Georgia), Synchrony Credit Card Master Note Trust, Deutsche Bank Trust Company Delaware, as Trustee of RFS Funding Trust, RFS Holding, Inc. and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.16 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.13
Second Amendment to Master Indenture, dated as of June 17, 2004, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on July 2, 2004)

10.14
Third Amendment to Master Indenture, dated as of August 31, 2006, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on September 5, 2006)

10.15
Fourth Amendment to Master Indenture, dated as of June 28, 2007, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

10.16
Fifth Amendment to Master Indenture, dated as of May 22, 2008, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

10.17
Sixth Amendment to Master Indenture, dated as of August 7, 2009, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on August 7, 2009)

10.18
Seventh Amendment to Master Indenture, dated as of January 21, 2014, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on January 21, 2014)

10.19
Eighth Amendment to Master Indenture and Omnibus Supplement to Specified Indenture Supplements, dated as of March 11, 2014, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 14, 2014)

10.20
Ninth Amendment to Master Indenture, dated as of November 24, 2015, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 25, 2015)

10.21
Tenth Amendment to Master Indenture, dated as of March 3, 2016, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 7, 2016)

10.22
Eleventh Amendment to Master Indenture, dated as of April 21, 2017, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on April 26, 2017)

10.23
Second Omnibus Supplement to Specified Indenture Supplements, dated as of April 21, 2017, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.6 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on April 26, 2017)

10.24
Form of Indenture Supplement, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.8 of Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 16, 2012 (333-181466))

10.25
Form of Indenture Supplement, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.12 of Form SF-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 30, 2015 (333-206176))

10.26
Form of VFN Indenture Supplement, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.24 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.27
Form of Loan Agreement (VFN Series, Class A), among Synchrony Credit Card Master Note Trust, the Lenders party thereto from time to time, and the Managing Agents party thereto from time to time (incorporated by reference to Exhibit 10.25 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.28
Trust Agreement, dated as of September 25, 2003, between RFS Holding, L.L.C. and The Bank of New York (Delaware) (incorporated by reference to Exhibit 4.3 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.29
First Amendment to Trust Agreement, dated as of January 21, 2014, between RFS Holding, L.L.C. and BNY Mellon Trust of Delaware (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Master Note Trust and RFS Holding, L.L.C. on January 21, 2014)

10.30
Second Amendment to Trust Agreement, dated as of September 8, 2014, between RFS Holding, L.L.C. and BNY Mellon Trust of Delaware (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Master Note Trust and RFS Holding, L.L.C. on September 11, 2014)

10.31
Third Amendment to Trust Agreement, dated as of April 21, 2017, between RFS Holding, L.L.C. and BNY Mellon Trust of Delaware (incorporated by reference to Exhibit 4.5 of the current report on Form 8-K filed by Synchrony Credit Master Note Trust and RFS Holding, L.L.C. on April 26, 2017)

10.32
Custody and Control Agreement, dated as of September 25, 2003 by and among Deutsche Bank Trust Company of Americas, in its capacity as Custodian and in its capacity as Indenture Trustee, and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.8 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.33
Receivables Sale Agreement, dated as of June 27, 2003, between GE Capital Retail Bank (formerly known as Monogram Credit Card Bank of Georgia) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.9 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.34
RSA Assumption Agreement and Second Amendment to Receivables Sale Agreement, dated as of February 7, 2005, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on February 11, 2005)

10.35
Third Amendment to Receivables Sale Agreement, dated as of December 21, 2006, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 21, 2006)

10.36
Fourth Amendment to Receivables Sale Agreement, dated as of May 21, 2008, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

10.37
Designation of Removed Accounts and Fifth Amendment to Receivables Sale Agreement, dated as of December 29, 2008, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 30, 2008)

10.38
Designation of Removed Accounts and Sixth Amendment to Receivables Sale Agreement, dated as of February 26, 2009, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on February 26, 2009)

10.39
Seventh Amendment to Receivables Sale Agreement, dated as of November 23, 2010, between GE Capital Retail Bank (formerly known as GE Money Bank), and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 24, 2010)

10.40
Eighth Amendment to Receivables Sale Agreement, dated as of March 20, 2012, among GE Capital Retail Bank, RFS Holding, Inc., PLT Holding, L.L.C. and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 21, 2012)

10.41
Ninth Amendment to Receivables Sale Agreement, dated as of March 11, 2014, among GE Capital Retail Bank, RFS Holding, Inc., PLT Holding, L.L.C. and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 14, 2014)

10.42
Designation of Removed Accounts and Tenth Amendment to Receivables Sale Agreement, dated as of November 7, 2014, among Synchrony Bank (formerly known as GE Capital Retail Bank), RFS Holding Inc., PLT Holding, L.L.C. and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 14, 2014)

10.43
Eleventh Amendment to Receivables Sale Agreement, dated as of March 3, 2016 among Synchrony Bank (formerly known as GE Capital Retail Bank), RFS Holding Inc., PLT Holding, L.L.C. and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 7, 2016)

10.44
Twelfth Amendment to Receivables Sale Agreement, dated as of April 21, 2017 between Synchrony Bank (formerly known as GE Capital Retail Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on April 26, 2017)

10.45
Thirteenth Amendment to Receivables Sale Agreement, dated as of May 31, 2017 between Synchrony Bank (formerly known as GE Capital Retail Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on June 2, 2017)

10.46
Designation of Removed Accounts and Fourteenth Amendment to Receivables Sale Agreement, dated as of October 11, 2019 between Synchrony Bank (formerly known as GE Capital Retail Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on October 15, 2019)

10.47
Transfer Agreement, dated as of September 25, 2003, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.12 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.48
Second Amendment to Transfer Agreement, dated as of June 17, 2004, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on July 2, 2004)

10.49
Third Amendment to Transfer Agreement, dated as of November 21, 2004, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 24, 2004)

10.50
Fourth Amendment to Transfer Agreement, dated as of August 31, 2006, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on September 5, 2006)

10.51
Fifth Amendment to Transfer Agreement, dated as of December 21, 2006, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 21, 2006)

10.52
Sixth Amendment to Transfer Agreement, dated as of May 21, 2008, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

10.53
Reassignment of Receivables in Removed Accounts and Seventh Amendment to Transfer Agreement, dated as of December 29, 2008, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 30, 2008)

10.54
Reassignment No. 4 of Receivables in Removed Accounts and Eighth Amendment to Transfer Agreement, dated as of February 26, 2009, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on February 26, 2009)

10.55
Ninth Amendment to Transfer Agreement, dated as of March 31, 2010, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 31, 2010)

10.56
Tenth Amendment to Transfer Agreement, dated as of March 20, 2012, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 21, 2012)

10.57
Eleventh Amendment to Transfer Agreement, dated as of March 3, 2016, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 7, 2016)

10.58
Twelfth Amendment to Transfer Agreement, dated as of February 23, 2017, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on February 28, 2017)

10.59
Thirteenth Amendment to Transfer Agreement, dated as of April 21, 2017, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on April 26, 2017)

10.60
Servicing Agreement, dated as of June 27, 2003, by and among RFS Funding Trust Synchrony Credit Card Master Note Trust and General Electric Capital Corporation, successor to GE Capital Retail Bank (formerly known as Monogram Credit Card Bank of Georgia) (incorporated by reference to Exhibit 4.13 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.61
Servicing Assumption Agreement, dated as of February 7, 2005, by GE Capital Retail Bank (formerly known as GE Money Bank) (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on February 11, 2005)

10.62
First Amendment to Servicing Agreement, dated as of May 22, 2006, between Synchrony Credit Card Master Note Trust and GE Capital Retail Bank (formerly known as GE Money Bank) (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 25, 2006)

10.63
Second Amendment to Servicing Agreement, dated as of June 28, 2007, between Synchrony Credit Card Master Note Trust and GE Capital Retail Bank (formerly known as GE Money Bank) (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on June 28, 2007)

10.64
Instrument of Resignation, Appointment and Acceptance and Third Amendment to Servicing Agreement, dated as of May 22, 2008, by and among Synchrony Credit Card Master Note Trust, GE Capital Retail Bank (formerly known as GE Money Bank) and General Electric Capital Corporation (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

10.65
Fourth Amendment to Servicing Agreement, dated as of July 16, 2014, between Synchrony Credit Card Master Note Trust and General Electric Capital Corporation (incorporated by reference to Exhibit 4.14 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on July 16, 2014)

10.66
Fifth Amendment to Servicing Agreement, dated as of November 24, 2015, between Synchrony Credit Card Master Note Trust and General Electric Capital Corporation (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 25, 2015)

10.67
Sixth Amendment to Servicing Agreement, dated as of April 21, 2017, between Synchrony Credit Card Master Note Trust and Synchrony Financial (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on April 26, 2017)

10.68
Instrument of Resignation, Appointment and Acceptance, dated as of December 2, 2015, by and among Synchrony Credit Card Master Note Trust, General Electric Capital LLC and Synchrony Financial (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 4, 2015)

10.69
Servicer Performance Guaranty, dated as of December 2, 2015, between General Electric Capital LLC and Synchrony Financial (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 4, 2015)

10.70
Administration Agreement, dated as of September 25, 2003, among Synchrony Credit Card Master Note Trust, General Electric Capital Corporation, as Administrator, and The Bank of New York (Delaware), not in its individual capacity but solely as Trustee (incorporated by reference to Exhibit 4.14 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.71
Asset Representations Review Agreement, dated as of March 4, 2016, among Synchrony Bank, RFS Holding, L.L.C., Synchrony Credit Card Master Note Trust, Synchrony Financial and Clayton Fixed Income Services LLC (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 7, 2016)

10.72
First Amendment to Administration Agreement, dated as of May 4, 2009, between Synchrony Credit Card Master Note Trust and General Electric Capital Corporation (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 6, 2009)

10.73
Master Indenture, dated as of February 29, 2012, between GE Sales Finance Master Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.55 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.74
Supplement No. 1 to Master Indenture, dated as of September 19, 2012, between GE Sales Finance Master Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.56 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.75
Supplement No. 2 to Master Indenture, dated as of March 21, 2014, between GE Sales Finance Master Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.57 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.76
Form of Indenture Supplement, between GE Sales Finance Master Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.58 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.77
Form of Loan Agreement, among GE Sales Finance Master Trust, the Lenders party thereto from time to time, and the Lender Group Agents for the Lender Groups party thereto from time to time (incorporated by reference to Exhibit 10.59 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.78†
Amended and Restated Trust Agreement of GE Sales Finance Master Trust, dated as of February 29, 2012, between GE Sales Finance Holding, L.L.C. and BNY Mellon Trust of Delaware (incorporated by reference to Exhibit 10.60 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.79†
Amended and Restated Receivables Participation Agreement, dated as of February 29, 2012, between GE Capital Retail Bank and GEMB Lending Inc. (incorporated by reference to Exhibit 10.61 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.80
First Amendment to Amended and Restated Receivables Participation Agreement, dated as of August 17, 2012, between GE Capital Retail Bank and GEMB Lending Inc. (incorporated by reference to Exhibit 10.62 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.81
Second Amendment to Amended and Restated Receivables Participation Agreement, dated as of August 5, 2013, between GE Capital Retail Bank and GEMB Lending Inc. (incorporated by reference to Exhibit 10.63 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.82
Participation Interest Sale Agreement, dated as of February 29, 2012, between GEMB Lending Inc. and GE Sales Finance Holding, L.L.C. (incorporated by reference to Exhibit 10.64 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.83
First Amendment to Participation Interest Sale Agreement, dated as of September 19, 2012, between GEMB Lending Inc. and GE Sales Finance Holding, L.L.C. (incorporated by reference to Exhibit 10.65 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.84
Second Amendment to Participation Interest Sale Agreement, dated as of March 21, 2014, between GEMB Lending Inc. and GE Sales Finance Holding, L.L.C. (incorporated by reference to Exhibit 10.66 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.85
Transfer Agreement, dated as of February 29, 2012, between GE Sales Finance Holding, L.L.C. and GE Sales Finance Master Trust (incorporated by reference to Exhibit 10.67 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.86
First Amendment to Transfer Agreement, dated as of September 19, 2012, between GE Sales Finance Holding, L.L.C. and GE Sales Finance Master Trust (incorporated by reference to Exhibit 10.68 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.87
Second Amendment to Transfer Agreement, dated as of March 21, 2014, between GE Sales Finance Holding, L.L.C. and GE Sales Finance Master Trust (incorporated by reference to Exhibit 10.69 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.88
Servicing Agreement, dated as of February 29, 2012, between GE Capital Retail Bank and GE Sales Finance Master Trust (incorporated by reference to Exhibit 10.70 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.89
Administration Agreement, dated as of February 29, 2012, between GE Sales Finance Master Trust and GE Capital Retail Bank (incorporated by reference to Exhibit 10.71 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.90
General Electric Supplementary Pension Plan, as amended effective January 1, 2011 (incorporated by reference to Exhibit 10(g) of the annual report on Form 10-K filed by General Electric Company on February 25, 2011)

10.91
Form of Indemnification Agreement for directors, executive officers and key employees (incorporated by reference to Exhibit 10.89 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.92+
Synchrony Financial Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.91 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 33-194528))

10.93+	Form of Synchrony Financial Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Synchrony Financial on September 22, 2014)
10.94+	First Amendment to the Synchrony Financial Deferred Compensation Plan (incorporated by reference to Exhibit 10.109 to 2014 Annual Report on Form 10-K filed by Synchrony Financial on February 23, 2015)
10.95+	Form of Restricted Stock Unit and Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.2 to Form 8-K filed by Synchrony Financial on September 22, 2014)
10.96+	Form of Synchrony Financial Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Synchrony Financial on December 12, 2014)
10.97+	Form of Synchrony Financial Amended and Restated Restoration Plan (incorporated by reference to Exhibit 10.3 to Form 10-Q filed by Synchrony Financial on July 28, 2017)
10.98+	Synchrony Financial Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by Synchrony Financial on July 28, 2017)
10.99+	First Amendment to the Synchrony Financial Restoration Plan (incorporated by reference to Exhibit 10.118 to 2015 Annual Report on Form 10-K filed by Synchrony Financial on February 25, 2016)
10.100+	Second Amendment to the Synchrony Financial Restoration Plan (incorporated by reference to Exhibit 10.119 to 2015 Annual Report on Form 10-K filed by Synchrony Financial on February 25, 2016)
10.101+	Form of Synchrony Financial Change in Control Severance Plan (incorporated by reference to Exhibit 10.3 to Form 8-K filed by Synchrony Financial on May 27, 2015)
10.102+	Synchrony Financial Amended and Restated 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by Synchrony Financial on July 28, 2017)
10.103†
Services Agreement, dated as of September 15, 2015, between Retail Finance Servicing, LLC and First Data Resources, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Synchrony Financial on September 15, 2015)

10.104
Letter, dated as of October 19, 2015, delivered by General Electric Capital Corporation and acknowledged and agreed to by General Electric Company and Synchrony Financial(incorporated by reference to Exhibit 10.116 of Form S-4 Registration Statement filed by Synchrony Financial on October 19, 2015 (No. 333-207479))

10.105+
Amended and Restated form of agreement for awards of Restricted Stock Units and Non-Qualified Stock Options under Synchrony 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by Synchrony Financial on April 26, 2018)

10.106+
Amended and Restated form of agreement for awards of Performance Share Units under Synchrony 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by Synchrony Financial on April 26, 2018)

10.107+
Form of agreement for awards of Restricted Stock Units under Synchrony 2014 Long-Term Incentive Plan to directors of Synchrony Financial (incorporated by reference to Exhibit 10.3 to Form 10-Q filed by Synchrony Financial on April 26, 2018)

10.108+	Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.4 to Form 10-Q filed by Synchrony Financial on April 26, 2018)

10.109
Amended and Restated Master Indenture, dated as of May 1, 2018, between Synchrony Card Issuance Trust, as Issuer and The Bank of New York Mellon, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form SF-3 Registration Statement filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 4, 2018 (No. 333-224689 and 333-224689-01))

10.110
Form of Class A Terms Document, between Synchrony Card Issuance Trust and The Bank of New York Mellon (incorporated by reference to Exhibit 4.3 of Form SF-3 Registration Statement filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 4, 2018 (No. 333-224689 and 333-224689-01))

10.111
Form of Class B Terms Document, between Synchrony Card Issuance Trust and The Bank of New York Mellon (incorporated by reference to Exhibit 4.4 of Form SF-3 Registration Statement filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 4, 2018 (No. 333-224689 and 333-224689-01))

10.112
Form of Class C Terms Document, between Synchrony Card Issuance Trust and The Bank of New York Mellon (incorporated by reference to Exhibit 4.5 of Form SF-3 Registration Statement filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 4, 2018 (No. 333-224689 and 333-224689-01))

10.113
Form of Class D Terms Document, between Synchrony Card Issuance Trust and The Bank of New York Mellon (incorporated by reference to Exhibit 4.6 of Form SF-3 Registration Statement filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 4, 2018 (No. 333-224689 and 333-224689-01))

10.114
Amended and Restated Trust Agreement, among Synchrony Card Funding, LLC, Citibank, N.A. and Citicorp Trust Delaware, National Association (incorporated by reference to Exhibit 4.7 of Form SF-3 Registration Statement filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 4, 2018 (No. 333-224689 and 333-224689-01))

10.115
Custody and Control Agreement, dated as of November 17, 2017, by and among The Bank of New York Mellon, in its capacity as Custodian and in its capacity as Indenture Trustee, and Synchrony Card Issuance Trust (incorporated by reference to Exhibit 4.8 of Form SF-3 Registration Statement filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 4, 2018 (No. 333-224689 and 333-224689-01))

10.116
Amended and Restated Receivables Sale Agreement, dated as of May 1, 2018, between Synchrony Bank and Synchrony Card Funding, LLC (incorporated by reference to Exhibit 4.9 of Form SF-3 Registration Statement filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 4, 2018 (No. 333-224689 and 333-224689-01))

10.117
Amended and Restated Transfer Agreement, dated as of May 1, 2018, between Synchrony Card Funding, LLC and Synchrony Card Issuance Trust (incorporated by reference to Exhibit 4.10 of Form SF-3 Registration Statement filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 4, 2018 (No. 333-224689 and 333-224689-01))

10.118
Amended and Restated Servicing Agreement, dated as of May 1, 2018, between Synchrony Card Issuance Trust and Synchrony Bank (incorporated by reference to Exhibit 4.11 of Form SF-3 Registration Statement filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 4, 2018 (No. 333-224689 and 333-224689-01))

10.119
Form of Risk Retention Agreement, among Synchrony Bank, Synchrony Card Funding, LLC and Synchrony Card Issuance Trust (incorporated by reference to Exhibit 4.12 of Form SF-3 Registration Statement filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 4, 2018 (No. 333-224689 and 333-224689-01))

10.120
Administration Agreement, dated as of November 30, 2017, between Synchrony Card Issuance Trust and Synchrony Bank (incorporated by reference to Exhibit 4.13 of Form SF-3 Registration Statement filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 4, 2018 (No. 333-224689 and 333-224689-01))

10.121
Asset Representations Review Agreement, dated as of August 15, 2018, among Synchrony Bank, Synchrony Card Funding, LLC, Synchrony Card Issuance Trust and Clayton Fixed Income Services LLC (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on August 20, 2018)

10.122
Synchrony Series Indenture Supplement, dated as of September 26, 2018, between Synchrony Card Issuance Trust and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on October 2, 2018)

10.123
Amended and Restated form of agreement for awards under Synchrony 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the quarterly report on Form 10-Q filed by Synchrony Financial on April 25, 2019)

10.124
Amended and Restated form of agreement for awards of Performance Share Units under Synchrony 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the quarterly report on Form 10-Q filed by Synchrony Financial on April 25, 2019)

10.125	Synchrony Financial Amended and Restated 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the quarterly report on Form 10-Q filed by Synchrony Financial on October 24, 2019)

10.126
Synchrony Financial Amended and Restated Change in Control Severance Plan (incorporated by reference to Exhibit 10.2 of the quarterly report on Form 10-Q filed by Synchrony Financial on October 24, 2019)

10.127	First Amendment to the Synchrony Financial Restoration Plan (incorporated by reference to Exhibit 10.3 of the quarterly report on Form 10-Q filed by Synchrony Financial on October 24, 2019)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of KPMG LLP
24.1*	Powers of Attorney (included on the signature page)
31(a)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended
31(b)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended
32*	Certification Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included as Exhibit 101)
______________________

*	Filed electronically herewith.

†	Confidential treatment granted to certain portions, which portions have been provided separately to the Securities and Exchange Commission.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(b) of this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2019, to be signed on its behalf by the undersigned, and in the capacity indicated, thereunto duly authorized in the City of Stamford and State of Connecticut on the 13th day of February 2020.

Synchrony Financial
(Registrant)

/s/ Brian J. Wenzel Sr.
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

Signature	Title	Date

/s/ Margaret M. Keane	Principal Executive Officer Director	February 13, 2020
Margaret M. Keane Director and Chief Executive Officer

/s/ Brian J. Wenzel Sr.	Principal Financial Officer	February 13, 2020
Brian J. Wenzel Sr. Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

/s/ David P. Melito	Principal Accounting Officer	February 13, 2020
David P. Melito Senior Vice President and Controller

/s/ Fernando G. Aguirre	Director	February 13, 2020
Fernando G. Aguirre

/s/ Paget L. Alves	Director	February 13, 2020
Paget L. Alves

/s/ Arthur W. Coviello, Jr.	Director	February 13, 2020
Arthur W. Coviello, Jr.

/s/ William W. Graylin	Director	February 13, 2020
William W. Graylin

/s/ Roy A. Guthrie	Director	February 13, 2020
Roy A. Guthrie

/s/ Richard C. Hartnack	Director	February 13, 2020
Richard C. Hartnack

/s/ Jeffrey G. Naylor	Director	February 13, 2020
Jeffrey G. Naylor

/s/ Laurel J. Richie	Director	February 13, 2020
Laurel J. Richie

/s/ Olympia J. Snowe	Director	February 13, 2020
Olympia J. Snowe

/s/ Ellen M. Zane	Director	February 13, 2020
Ellen M. Zane