Form 10-Q
period 2020-03-31
Synchrony Financial
filed 2020-04-22
CIK 1601712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
001-36560
(Commission File Number)
SYNCHRONY FINANCIAL
(Exact name of registrant as specified in its charter)

Delaware	51-0483352
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Long Ridge Road
Stamford,	Connecticut	06902
(Address of principal executive offices)		(Zip Code)
(Registrant’s telephone number, including area code) -  (203) 585-2400
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	SYF	New York Stock Exchange
Depositary Shares Each Representing a 1/40th Interest in a Share of 5.625% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A	SYFPrA	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 16, 2020 was 583,707,826.

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
For a description of certain other terms we use, including “active account” and “purchase volume,” see the notes to “Management’s Discussion and Analysis—Results of Operations—Other Financial and Statistical Data” in our Annual Report on Form 10-K for the year ended December 31, 2019 (our “2019 Form 10-K”). There is no standard industry definition for many of these terms, and other companies may define them differently than we do.

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
On our website at www.synchronyfinancial.com, we make available under the "Investors-SEC Filings" menu selection, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such reports or amendments are electronically filed with, or furnished to, the SEC. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information that we file electronically with the SEC.

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
Forward-looking statements are based on management’s current expectations and assumptions, and are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, actual results could differ materially from those indicated in these forward-looking statements. Factors that could cause actual results to differ materially include global political, economic, business, competitive, market, regulatory and other factors and risks, such as: the impact of macroeconomic conditions and whether industry trends we have identified develop as anticipated, including the future impacts of the novel coronavirus disease (“COVID-19”) outbreak and measures taken in response thereto for which future developments are highly uncertain and difficult to predict; retaining existing partners and attracting new partners, concentration of our revenue in a small number of Retail Card partners, and promotion and support of our products by our partners; cyber-attacks or other security breaches; disruptions in the operations of our computer systems and data centers; the financial performance of our partners; the sufficiency of our allowance for credit losses and the accuracy of the assumptions or estimates used in preparing our financial statements, including those related to the new CECL accounting guidance; higher borrowing costs and adverse financial market conditions impacting our funding and liquidity, and any reduction in our credit ratings; our ability to grow our deposits in the future; damage to our reputation; our ability to securitize our loan receivables, occurrence of an early amortization of our securitization facilities, loss of the right to service or subservice our securitized loan receivables, and lower payment rates on our securitized loan receivables; changes in market interest rates and the impact of any margin compression; effectiveness of our risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, our ability to manage our credit risk,; our ability to offset increases in our costs in retailer share arrangements; competition in the consumer finance industry; our concentration in the U.S. consumer credit market; our ability to successfully develop and commercialize new or enhanced products and services; our ability to realize the value of acquisitions and strategic investments; reductions in interchange fees; fraudulent activity; failure of third-parties to provide various services that are important to our operations; international risks and compliance and regulatory risks and costs associated with international operations; alleged infringement of intellectual property rights of others and our ability to protect our intellectual property; litigation and regulatory actions; our ability to attract, retain and motivate key officers and employees; tax legislation initiatives or challenges to our tax positions and/or interpretations, and state sales tax rules and regulations; a material indemnification obligation to GE under the Tax Sharing and Separation Agreement with GE if we cause the split-off from GE or certain preliminary transactions to fail to qualify for tax-free treatment or in the case of certain significant transfers of our stock following the split-off; regulation, supervision, examination and enforcement of our business by governmental authorities, the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and other legislative and regulatory developments and the impact of the Consumer Financial Protection Bureau's (the “CFPB”) regulation of our business; impact of capital adequacy rules and liquidity requirements; restrictions that limit our ability to pay dividends and repurchase our common stock, and restrictions that limit the Bank’s ability to pay dividends to us; regulations relating to privacy, information security and data protection; use of third-party vendors and ongoing third-party business relationships; and failure to comply with anti-money laundering and anti-terrorism financing laws.
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this report and in our public filings, including under the heading “Risk Factors Relating to Our Business” and “Risk Factors Relating to Regulation” in our 2019 Form 10-K. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties, or potentially inaccurate assumptions that could cause our current expectations or beliefs to change. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report and in our 2019 Form 10-K. The discussion below contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations. See “Cautionary Note Regarding Forward-Looking Statements.”
Introduction and Business Overview
____________________________________________________________________________________________
We are a premier consumer financial services company delivering a wide range of specialized financing programs, as well as innovative consumer banking products, across key industries including digital, retail, home, auto, travel, health and pet. We provide a range of credit products through our financing programs which we have established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” For the three months ended March 31, 2020, we financed $32.0 billion of purchase volume and had 72.1 million average active accounts, and at March 31, 2020, we had $82.5 billion of loan receivables.
We offer our credit products primarily through our wholly-owned subsidiary, the Bank. In addition, through the Bank, we offer, directly to retail and commercial customers, a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”), including certificates of deposit, individual retirement accounts (“IRAs”), money market accounts and savings accounts. We also take deposits at the Bank through third-party securities brokerage firms that offer our FDIC-insured deposit products to their customers. We have significantly expanded our online direct banking operations in recent years and our deposit base serves as a source of stable and diversified low cost funding for our credit activities. At March 31, 2020, we had $64.6 billion in deposits, which represented 79% of our total funding sources.
Our Sales Platforms
_________________________________________________________________
We conduct our operations through a single business segment. Profitability and expenses, including funding costs, credit losses and operating expenses, are managed for the business as a whole. Substantially all of our operations are within the United States. We offer our credit products through three sales platforms (Retail Card, Payment Solutions and CareCredit). Those platforms are organized by the types of products we offer and the partners we work with, and are measured on interest and fees on loans, loan receivables, active accounts and other sales metrics.

Retail Card
Retail Card is a leading provider of private label credit cards, and also provides Dual Cards, general purpose co-branded credit cards and small and medium-sized business credit products. We offer one or more of these products primarily through 26 national and regional retailers with which we have ongoing program agreements. The average length of our relationship with these Retail Card partners is 22 years. Retail Card’s revenue primarily consists of interest and fees on our loan receivables. Other income primarily consists of interchange fees earned when our Dual Card or general purpose co-branded credit cards are used outside of our partners' sales channels and fees paid to us by customers who purchase our debt cancellation products, less loyalty program payments. In addition, the majority of our retailer share arrangements, which provide for payments to our partner if the economic performance of the program exceeds a contractually-defined threshold, are with partners in the Retail Card sales platform. Substantially all of the credit extended in this platform is on standard terms.
Payment Solutions
Payment Solutions is a leading provider of promotional financing for major consumer purchases, offering consumer choice for financing at the point of sale, including primarily private label credit cards, Dual Cards and installment loans. Payment Solutions offers these products through participating partners consisting of national and regional retailers, manufacturers, buying groups and industry associations. Credit extended in this platform, other than for our oil and gas retail partners, is primarily promotional financing. Payment Solutions’ revenue primarily consists of interest and fees on our loan receivables, including “merchant discounts,” which are fees paid to us by our partners in almost all cases to compensate us for all or part of foregone interest income associated with promotional financing.
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
The following table sets forth each credit product by type and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at March 31, 2020.

		Promotional Offer
Credit Product	Standard Terms Only	Deferred Interest	Other Promotional	Total
Credit cards	62.8%	18.4%	15.5%	96.7%
Commercial credit products	1.5	—	—	1.5
Consumer installment loans	—	—	1.7	1.7
Other	0.1	—	—	0.1
Total	64.4%	18.4%	17.2%	100.0%
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

•
Dual Cards and General Purpose Co-Brand Cards. Our patented Dual Cards are credit cards that function as private label credit cards when used to purchase goods and services from our partners, and as general purpose credit cards when used to make purchases from other retailers whenever cards from those card networks are accepted or for cash advance transactions. We also offer general purpose co-branded credit cards that do not function as private label cards, as well as, in limited circumstances, a Synchrony-branded general purpose credit card. Credit extended under our Dual Cards and general purpose co-branded credit cards typically is extended on standard terms only. We offer either Dual Cards or general purpose co-branded credit cards across all of our sales platforms, spanning 22 ongoing credit partners and our CareCredit Dual Card, of which the majority are Dual Cards. Consumer Dual Cards and Co-Branded cards accounted for 24% of our total loan receivables portfolio at March 31, 2020.

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

Business Trends and Conditions
____________________________________________________________________________________________
We believe our business and results of operations will be impacted in the future by various trends and conditions, including the following:

•	Growth in loan receivables and interest income.

•	Adoption of ASU 2016-13 Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“CECL”).

•	Asset quality.

•	Retailer share arrangement payments under our program agreements.

•	Extended duration of our Retail Card program agreements.

•	Growth in interchange revenues and loyalty program costs.

•	Capital and liquidity levels.
For a further discussion of the above trends and conditions, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Trends and Conditions” in our 2019 Form 10-K.
COVID-19
The outbreak of the global pandemic of COVID-19 and resultant economic effects of preventative measures taken across the United States and worldwide during the three months ended March 31, 2020 have resulted in significant and numerous changes to the previously disclosed trends and conditions referred to above. As of the date of filing of this report, the duration and magnitude of the effects of COVID-19 are unknown, and as such the expectations and guidance for 2020 provided during the Company’s earnings conference call on January 24, 2020 can no longer be relied upon. While the magnitude of the impact from COVID-19 is uncertain and difficult to predict, we anticipate the following key trends will be affected:

•
Growth in loan receivables and interest income. During the last two weeks of the first quarter of 2020, we experienced declines in purchase volume of approximately 26% compared to the prior year. We expect purchase volume to continue to decline as the current environment and preventative measures, such as closures of non-essential businesses and travel restrictions, remain in effect. This decline in purchase volume will ultimately reduce the growth of our loan receivables in 2020. In addition, we have experienced a reduction in benchmark interest rates and we also expect to provide, for a temporary period of time, forbearance in terms of waivers of interest, fees and minimum payments for our cardholders that are impacted by COVID-19. We expect these decreases will be partially offset by a higher number of cardholders that will maintain a revolving account balance. We expect these factors will result in a reduction in the growth of our interest income in 2020. As noted above, the extent of the impacts from these conditions is currently uncertain and dependent on various factors, including the nature of and duration for which the preventative measures remain in place and the type of stimulus measures and other policy responses that the U.S. government may adopt.

•
Adoption of ASU 2016-13 Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“CECL”). In response to the COVID-19 pandemic, in March 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law, and includes a provision that permits financial institutions to defer temporarily the use of CECL. However, in a related action, the joint federal bank regulatory agencies issued an interim final rule that allows banking organizations to mitigate the effects of the CECL accounting standard in their regulatory capital. Banking organizations that are required under U.S. accounting standards to adopt CECL this year can elect to mitigate the estimated cumulative regulatory capital effects of CECL for up to two years. This two-year delay is in addition to the three-year transition period that the agencies had already made available. The Company has elected to adopt the option provided by the interim final rule, which will largely delay the effects of CECL on its regulatory capital for the next two years, after which the effects will be phased-in over a three-year period from January 1, 2022 through December 31, 2024. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period includes both the initial impact of our adoption of CECL at January 1, 2020 and 25% of subsequent changes in our allowance for credit losses during each quarter of the two-year period ended December 31, 2021.

•
Asset quality. Prior to COVID-19, we had experienced slightly improving asset quality trends that reflected stable U.S. unemployment rates and consumer confidence. We anticipate that the recent increases in filings for unemployment benefits in the U.S., while partially mitigated by the effects of governmental actions such as the CARES Act, will now result in an increase in the Company’s delinquencies and net charge-off rate in 2020, as compared to the prior year. Similarly, we have experienced an increase to our allowance for credit losses and provision for credit losses during the three months ended March 31, 2020 attributable to the impact of COVID-19. To the extent the current environment continues beyond our expectations or deteriorates further, we may experience further increases to our allowance for credit losses and provision for credit losses related to COVID-19.

•
Retailer share arrangement payments under our program agreements. To the extent we experience the reductions in interest income and increases in expected net charge-offs related to COVID-19 discussed above, we expect that the growth in absolute terms of our payments to our partners under our retailer share arrangements, compared to the prior year, will decrease.

For a further discussion of the risks and uncertainties relating to COVID-19 for our results of operations and business condition, see Item 1A. Risk Factors. For a discussion of how certain trends and conditions impacted the three months ended March 31, 2020, see “—Results of Operations.”

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
The seasonal impact to transaction volumes and the loan receivables balance typically results in fluctuations in our results of operations, delinquency metrics and the allowance for credit losses as a percentage of total loan receivables between quarterly periods.
In addition to the seasonal variance in loan receivables discussed above, we also experience a seasonal increase in delinquency rates and delinquent loan receivables balances during the third and fourth quarters of each year due to lower customer payment rates resulting in higher net charge-off rates in the first and second quarters. Our delinquency rates and delinquent loan receivables balances typically decrease during the subsequent first and second quarters as customers begin to pay down their loan balances and return to current status resulting in lower net charge-off rates in the third and fourth quarters. Because customers who were delinquent during the fourth quarter of a calendar year have a higher probability of returning to current status when compared to customers who are delinquent at the end of each of our interim reporting periods, we expect that a higher proportion of delinquent accounts outstanding at an interim period end will result in charge-offs, as compared to delinquent accounts outstanding at a year end. Consistent with this historical experience, we generally experience a higher allowance for credit losses as a percentage of total loan receivables at the end of an interim period, as compared to the end of a calendar year. In addition, despite improving credit metrics such as declining past due amounts, we may experience an increase in our allowance for credit losses at an interim period end compared to the prior year end, reflecting these same seasonal trends.
The seasonal trends discussed above are most evident between the fourth quarter and the first quarter of the following year. While other factors such as the implementation of CECL and initial impacts from COVID-19 have occurred in the three months ended March 31, 2020, we have still also experienced our usual seasonal trends. Loan receivables at March 31, 2020 decreased compared to December 31, 2019, primarily due to the effects of customers paying down their balances and past due balances declined to $3.5 billion at March 31, 2020 from $3.9 billion at December 31, 2019, primarily due to collections from customers that were previously delinquent. Despite these trends in our receivables and past due balances declining, our allowance for credit losses as a percentage of total loan receivables increased in excess of the amounts attributable to the implementation of CECL and initial impacts from COVID-19, reflecting the effects of the seasonality of our business.

Results of Operations
____________________________________________________________________________________________
Highlights for the Three Months Ended March 31, 2020
Below are highlights of our performance for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, as applicable, except as otherwise noted.

•
Net earnings decreased 74.2% to $286 million for the three months ended March 31, 2020, primarily driven by higher provision for credit losses as well as lower net interest income, partially offset by a decrease in other expense. These changes were primarily due to the effects from the sale of the Walmart consumer portfolio in 2019, including the increase in provision for credit losses driven by the prior year reduction in reserves for credit losses of $522 million related to Walmart.

•
We adopted the new CECL accounting guidance in January 2020 and recorded an increase to our allowance for loan losses of $3.0 billion. In addition, the increase in provision for credit losses for the three months ended March 31, 2020 included $101 million, or $76 million after-tax, attributable to applying the new CECL guidance as compared to the prior accounting guidance.

•
Loan receivables increased 2.6% to $82,469 million at March 31, 2020 compared to March 31, 2019, primarily driven by higher purchase volume and average active account growth for our ongoing partner programs, partially offset by the sale of loan receivables associated with the Yamaha portfolio.

•
Net interest income decreased 8.0% to $3,890 million for the three months ended March 31, 2020, primarily due to a decrease in interest and fees on loans due to the Walmart consumer portfolio sale, partially offset by a decrease in interest expense reflecting lower benchmark interest rates.

•	Retailer share arrangements decreased 2.9% to $926 million for the three months ended March 31, 2020, mainly driven by the higher credit loss reserve build.

•
Over-30 day loan delinquencies as a percentage of period-end loan receivables decreased 68 basis points to 4.24% at March 31, 2020, and the net charge-off rate decreased 70 basis points to 5.36% for the three months ended March 31, 2020.

•
Provision for credit losses increased by $818 million, or 95.2%, for the three months ended March 31, 2020, primarily driven by the prior year reduction in reserves for credit losses of $522 million related to the Walmart consumer portfolio sale and a higher reserve build in the current year period reflecting both the projected impacts of COVID-19 and the increase attributable to CECL. Our allowance coverage ratio (allowance for credit losses as a percent of end of period loan receivables) increased to 11.13% at March 31, 2020, as compared to 7.39% at March 31, 2019, primarily due to the impact of the CECL implementation.

•	Other expense decreased by $41 million, or 3.9%, for the three months ended March 31, 2020 driven primarily by the cost reductions related to the sale of the Walmart consumer portfolio.

•	At March 31, 2020, deposits represented 79% of our total funding sources. Total deposits decreased slightly by 0.8% to $64.6 billion at March 31, 2020, compared to December 31, 2019.

•	During the three months ended March 31, 2020, we declared and paid cash dividends on our Series A 5.625% non-cumulative preferred stock of $14.22 per share, or $11 million.

•
During the three months ended March 31, 2020, we repurchased $1.0 billion of our outstanding common stock, and declared and paid cash dividends of $0.22 per share, or $135 million. In response to COVID-19, we suspended the remaining authorized share repurchase capacity of $366 million.

2020 Partner Agreements

•	In our Retail Card sales platform, we launched our new program with Harbor Freight Tools.

•
In our Payment Solutions sales platform, we announced our new partnership with Piaggio, extended our program agreements with ABC Warehouse, Living Spaces, Icahn Enterprises LP automotive brands (Pep Boys, AAMCO Transmissions, Precision Tune Auto Care, Cottman Transmission, and Auto Plus Auto Parts) and Vanderhall, and completed the sale of loan receivables associated with the Yamaha portfolio.

•	In our CareCredit sales platform, we extended Pets Best's partnership with Progressive and renewed our agreement with Vision Group Holdings.
Summary Earnings
The following table sets forth our results of operations for the periods indicated.

	Three months ended March 31,
($ in millions)	2020	2019
Interest income	$4,407	$4,786
Interest expense	517	560
Net interest income	3,890	4,226
Retailer share arrangements	(926)	(954)
Provision for credit losses	1,677	859
Net interest income, after retailer share arrangements and provision for credit losses	1,287	2,413
Other income	97	92
Other expense	1,002	1,043
Earnings before provision for income taxes	382	1,462
Provision for income taxes	96	355
Net earnings	$286	$1,107
Net earnings available to common stockholders	$275	$1,107

Other Financial and Statistical Data
The following table sets forth certain other financial and statistical data for the periods indicated.

	At and for the
	Three months ended March 31,
($ in millions)	2020	2019
Financial Position Data (Average):
Loan receivables, including held for sale	$84,428	$89,903
Total assets	$100,722	$105,299
Deposits	$64,665	$64,062
Borrowings	$18,793	$22,299
Total equity	$12,592	$14,790
Selected Performance Metrics:
Purchase volume(1)(2)	$32,042	$32,513
Retail Card	$24,008	$24,660
Payment Solutions	$5,375	$5,249
CareCredit	$2,659	$2,604
Average active accounts (in thousands)(2)(3)	72,078	77,132
Net interest margin(4)	15.15%	16.08%
Net charge-offs	$1,125	$1,344
Net charge-offs as a % of average loan receivables, including held for sale	5.36%	6.06%
Allowance coverage ratio(5)	11.13%	7.39%
Return on assets(6)	1.1%	4.3%
Return on equity(7)	9.1%	30.4%
Equity to assets(8)	12.50%	14.05%
Other expense as a % of average loan receivables, including held for sale	4.77%	4.71%
Efficiency ratio(9)	32.7%	31.0%
Effective income tax rate	25.1%	24.3%
Selected Period-End Data:
Loan receivables	$82,469	$80,405
Allowance for credit losses	$9,175	$5,942
30+ days past due as a % of period-end loan receivables(10)	4.24%	4.92%
90+ days past due as a % of period-end loan receivables(10)	2.10%	2.51%
Total active accounts (in thousands)(2)(3)	68,849	74,812
______________________

(1)	Purchase volume, or net credit sales, represents the aggregate amount of charges incurred on credit cards or other credit product accounts less returns during the period.

(2)	Includes activity and accounts associated with loan receivables held for sale.

(3)	Active accounts represent credit card or installment loan accounts on which there has been a purchase, payment or outstanding balance in the current month.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

(5)	Allowance coverage ratio represents allowance for credit losses divided by total period-end loan receivables.

(6)	Return on assets represents net earnings as a percentage of average total assets.

(7)	Return on equity represents net earnings as a percentage of average total equity.

(8)	Equity to assets represents average total equity as a percentage of average total assets.

(9)	Efficiency ratio represents (i) other expense, divided by (ii) sum of net interest income, plus other income, less retailer share arrangements.

(10)	Based on customer statement-end balances extrapolated to the respective period-end date.

Average Balance Sheet
The following tables set forth information for the periods indicated regarding average balance sheet data, which are used in the discussion of interest income, interest expense and net interest income that follows.

	2020			2019
Three months ended March 31 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$12,902	$42	1.31%	$11,033	$65	2.39%
Securities available for sale	5,954	25	1.69%	5,640	34	2.44%
Loan receivables, including held for sale(3):
Credit cards	81,716	4,272	21.03%	86,768	4,611	21.55%
Consumer installment loans	1,432	35	9.83%	1,844	42	9.24%
Commercial credit products	1,243	33	10.68%	1,252	34	11.01%
Other	37	—	—%	39	—	—%
Total loan receivables, including held for sale	84,428	4,340	20.67%	89,903	4,687	21.14%
Total interest-earning assets	103,284	4,407	17.16%	106,576	4,786	18.21%
Non-interest-earning assets:
Cash and due from banks	1,450			1,335
Allowance for credit losses	(8,708)			(6,341)
Other assets	4,696			3,729
Total non-interest-earning assets	(2,562)			(1,277)
Total assets	$100,722			$105,299
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$64,366	$356	2.22%	$63,776	$375	2.38%
Borrowings of consolidated securitization entities	9,986	73	2.94%	13,407	100	3.02%
Senior unsecured notes	8,807	88	4.02%	8,892	85	3.88%
Total interest-bearing liabilities	83,159	517	2.50%	86,075	560	2.64%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	299			286
Other liabilities	4,672			4,148
Total non-interest-bearing liabilities	4,971			4,434
Total liabilities	88,130			90,509
Equity
Total equity	12,592			14,790
Total liabilities and equity	$100,722			$105,299
Interest rate spread(4)			14.66%			15.57%
Net interest income		$3,890			$4,226
Net interest margin(5)			15.15%			16.08%
_______________________

(1)	Average yields/rates are based on total interest income/expense over average balances.

(2)	Includes average restricted cash balances of $981 million and $989 million for the three months ended March 31, 2020 and 2019, respectively.

(3)	Interest income on loan receivables includes fees on loans of $656 million and $693 million for the three months ended March 31, 2020 and 2019, respectively.

(4)	Interest rate spread represents the difference between the yield on total interest-earning assets and the rate on total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

For a summary description of the composition of our key line items included in our Statements of Earnings, see Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Form 10-K.
Interest Income
Interest income decreased by $379 million, or 7.9%, for the three months ended March 31, 2020, primarily driven by a decrease in interest and fees on loans due to the Walmart consumer portfolio sale.
Average interest-earning assets

Three months ended March 31 ($ in millions)	2020	%	2019	%
Loan receivables, including held for sale	$84,428	81.7%	$89,903	84.4%
Liquidity portfolio and other	18,856	18.3%	16,673	15.6%
Total average interest-earning assets	$103,284	100.0%	$106,576	100.0%
The decrease in average loan receivables, including held for sale, of 6.1% for the three months ended March 31, 2020 was driven by the sale of loan receivables associated with the Walmart and Yamaha portfolios. This decrease was partially offset by higher purchase volume and average active account growth at our ongoing partner programs of 5.5% and 3.7%, for the three months ended March 31, 2020, respectively.
Yield on average interest-earning assets
The yield on average interest-earning assets decreased for the three months ended March 31, 2020, primarily due to a decrease in the percentage of interest-earning assets attributable to loan receivables. The decrease in loan receivable yield was 47 basis points to 20.67% for the three months ended March 31, 2020, primarily driven by the sale of the Walmart consumer portfolio.
Interest Expense
Interest expense decreased by $43 million, or 7.7%, for the three months ended March 31, 2020, driven primarily by lower benchmark interest rates and a decrease in borrowings of our securitization entities. Our cost of funds decreased to 2.50% for the three months ended March 31, 2020, compared to 2.64% for the three months ended March 31, 2019.
Average interest-bearing liabilities

Three months ended March 31 ($ in millions)	2020	%	2019	%
Interest-bearing deposit accounts	$64,366	77.4%	$63,776	74.1%
Borrowings of consolidated securitization entities	9,986	12.0%	13,407	15.6%
Senior unsecured notes	8,807	10.6%	8,892	10.3%
Total average interest-bearing liabilities	$83,159	100.0%	$86,075	100.0%
Net Interest Income
Net interest income decreased by $336 million, or 8.0%, for the three months ended March 31, 2020, primarily driven by a decrease in interest and fees on loans due to the Walmart consumer portfolio sale, partially offset by decreases in interest expense reflecting lower benchmark interest rates.
Retailer Share Arrangements
Retailer share arrangements decreased by $28 million, or 2.9%, for the three months ended March 31, 2020, mainly driven by the higher credit loss reserve build.

Provision for Credit Losses
Provision for credit losses increased by $818 million, or 95.2%, for the three months ended March 31, 2020, primarily driven by the prior year reduction of $522 million in reserves for credit losses related to the Walmart consumer portfolio sale and a higher reserve build in the current year period reflecting both the projected impacts of COVID-19 and the increase attributable to the CECL implementation. These increases were partially offset by lower net charge-offs. The portion of the increase in provision for credit losses attributable to applying the new CECL guidance as compared to the prior accounting guidance was $101 million.
Other Income

	Three months ended March 31,
($ in millions)	2020	2019
Interchange revenue	$161	$165
Debt cancellation fees	69	68
Loyalty programs	(158)	(167)
Other	25	26
Total other income	$97	$92
Other income increased by $5 million, or 5.4%, for the three months ended March 31, 2020, primarily driven by lower loyalty costs, partially offset by a decrease in interchange revenue.
The decreases in loyalty costs and interchange revenue were primarily due to the Walmart consumer portfolio sale.
Other Expense

	Three months ended March 31,
($ in millions)	2020	2019
Employee costs	$324	$353
Professional fees	197	232
Marketing and business development	111	123
Information processing	123	113
Other	247	222
Total other expense	$1,002	$1,043
Other expense decreased by $41 million, or 3.9%, for the three months ended March 31, 2020, primarily driven by decreases in professional fees and employee costs, partially offset by higher other expense.
The decrease in professional fees was primarily driven by interim servicing costs in the prior year associated with acquired portfolios, including the PayPal Credit portfolio. The decrease in employee costs, despite the subsequent conversion of acquired portfolios, was primarily due to cost reductions associated with the Walmart consumer portfolio sale and lower stock-based and other compensation expense. The "other" component increased primarily due to higher operational losses and expenditures related to our response to COVID-19.
Provision for Income Taxes

	Three months ended March 31,
($ in millions)	2020	2019
Effective tax rate	25.1%	24.3%
Provision for income taxes	$96	$355
The effective tax rate for the three months ended March 31, 2020 increased compared to the same period in the prior year primarily due to an increase in state tax rates. In each period, the effective tax rate differs from the applicable U.S. federal statutory rate primarily due to state income taxes.

Platform Analysis
As discussed above under “—Our Sales Platforms,” we offer our products through three sales platforms (Retail Card, Payment Solutions and CareCredit), which management measures based on their revenue-generating activities. The following is a discussion of certain supplemental information for the three months ended March 31, 2020, for each of our sales platforms.
Retail Card

	Three months ended March 31,
($ in millions)	2020	2019
Purchase volume	$24,008	$24,660
Period-end loan receivables	$52,390	$51,572
Average loan receivables, including held for sale	$53,820	$60,964
Average active accounts (in thousands)	53,018	58,632

Interest and fees on loans	$3,037	$3,454
Retailer share arrangements	$(904)	$(940)
Other income	$59	$76
Retail Card interest and fees on loans decreased by $417 million, or 12.1%, for the three months ended March 31, 2020. The decrease was primarily driven by the sale of the Walmart consumer portfolio.
Retailer share arrangements decreased by $36 million, or 3.8%, for the three months ended March 31, 2020, primarily as a result of the factors discussed under the heading “Retailer Share Arrangements” above.
Other income decreased by $17 million, or 22.4%, for the three months ended March 31, 2020, primarily as a result of decreases in debt cancellation fees and interchange revenue.
Payment Solutions

	Three months ended March 31,
($ in millions)	2020	2019
Purchase volume	$5,375	$5,249
Period-end loan receivables	$19,973	$19,379
Average loan receivables, including held for sale	$20,344	$19,497
Average active accounts (in thousands)	12,681	12,406

Interest and fees on loans	$706	$686
Retailer share arrangements	$(18)	$(12)
Other income	$13	$1
Payment Solutions interest and fees on loans increased by $20 million, or 2.9%, for the three months ended March 31, 2020. The increase was primarily driven by growth in average loan receivables, partially offset by the sale of the Yamaha portfolio in January 2020.

CareCredit

	Three months ended March 31,
($ in millions)	2020	2019
Purchase volume	$2,659	$2,604
Period-end loan receivables	$10,106	$9,454
Average loan receivables	$10,264	$9,442
Average active accounts (in thousands)	6,379	6,094

Interest and fees on loans	$597	$547
Retailer share arrangements	$(4)	$(2)
Other income	$25	$15
CareCredit interest and fees on loans increased by $50 million, or 9.1%, for the three months ended March 31, 2020. The increase was primarily driven by growth in average loan receivables.
Loan Receivables
____________________________________________________________________________________________
Loan receivables are our largest category of assets and represent our primary source of revenue. The following discussion provides supplemental information regarding our loan receivables portfolio. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies and Note 4. Loan Receivables and Allowance for Credit Losses to our condensed consolidated financial statements for additional information related to our Loan Receivables, including troubled debt restructurings.
Our loan receivables portfolio had the following geographic concentration at March 31, 2020.

($ in millions)	Loan Receivables Outstanding	% of Total Loan Receivables Outstanding
State
California	$8,769	10.6%
Texas	$8,366	10.1%
Florida	$7,010	8.5%
New York	$4,668	5.7%
Pennsylvania	$3,353	4.1%
Delinquencies
Over-30 day loan delinquencies as a percentage of period-end loan receivables decreased to 4.24% at March 31, 2020 from 4.92% at March 31, 2019, and decreased from 4.44% at December 31, 2019. The decrease compared to the prior year period was primarily driven by effects of the sale of the Walmart consumer portfolio, and the current quarter decrease as compared to December 31, 2019 primarily reflects the seasonality of our business.
Net Charge-Offs
Net charge-offs consist of the unpaid principal balance of loans held for investment that we determine are uncollectible, net of recovered amounts. We exclude accrued and unpaid finance charges and fees and third-party fraud losses from charge-offs. Charged-off and recovered finance charges and fees are included in interest and fees on loans while third-party fraud losses are included in other expense. Charge-offs are recorded as a reduction to the allowance for credit losses and subsequent recoveries of previously charged-off amounts are credited to the allowance for credit losses. Costs incurred to recover charged-off loans are recorded as collection expense and included in other expense in our Condensed Consolidated Statements of Earnings.

The table below sets forth the ratio of net charge-offs to average loan receivables, including held for sale, ("net charge-off rate") for the periods indicated.

	Three months ended March 31,
	2020	2019
Net charge-off rate	5.36%	6.06%
Allowance for Credit Losses and Impact of Adoption of CECL
The allowance for credit losses totaled $9,175 million at March 31, 2020, compared with allowance for loan losses of $5,602 million at December 31, 2019 and $5,942 million at March 31, 2019. Similarly, our allowance for credit losses as a percentage of total loan receivables increased to 11.13% at March 31, 2020, from 6.42% at December 31, 2019 and increased from 7.39% at March 31, 2019.
The increases in the allowance for credit losses and allowance coverage ratio reflect the impact of the CECL adoption and implementation in January 2020. Upon adoption of the new accounting standard on January 1, 2020, we recorded an increase to our allowance for loan losses of $3.0 billion. The allowance for credit losses at March 31, 2020 reflects our estimate of expected credit losses for the life of the loan receivables on our condensed consolidated statement of financial position at March 31, 2020, which includes the consideration of current and expected macroeconomic conditions that existed at that date.
During the initial year of implementation of the new CECL accounting standard we continue to determine what our allowance for credit losses and allowance coverage ratio would have been if the prior accounting guidance were still in effect, in order to help provide comparability with our prior year results. The following table illustrates the effects of the implementation of the new accounting standard to our allowance for credit losses and allowance coverage ratio at March 31, 2020.

($ in millions)	Amounts under prior accounting guidance(1)	Impact of adoption of CECL	Ongoing implementation of CECL model	GAAP reported amounts
At March 31, 2020
Allowance for credit losses	$6,053	$3,021	$101	$9,175
Allowance coverage ratio	7.34%	3.66%	0.13%	11.13%

______________________

(1)
Amounts shown above as if the prior accounting guidance remained in effect are non-GAAP measures, and are presented only in this initial year after adoption for comparability with the prior year reported GAAP metrics.

In addition to the effects of the increases attributable to CECL noted in the above table, our allowance coverage ratio increased as compared to December 31, 2019 primarily due to the effects of the seasonality of our business and projected impacts from COVID-19 and remained relatively flat as compared to March 31, 2019, reflecting improving credit trends prior to COVID-19.
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
Funding Sources
Our primary funding sources include cash from operations, deposits (direct and brokered deposits), securitized financings and senior unsecured notes.

The following table summarizes information concerning our funding sources during the periods indicated:

	2020			2019
Three months ended March 31 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$64,366	77.4%	2.2%	$63,776	74.1%	2.4%
Securitized financings	9,986	12.0	2.9	13,407	15.6	3.0
Senior unsecured notes	8,807	10.6	4.0	8,892	10.3	3.9
Total	$83,159	100.0%	2.5%	$86,075	100.0%	2.6%
______________________

(1)
Excludes $299 million and $286 million average balance of non-interest-bearing deposits for the three months ended March 31, 2020 and 2019, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the three months ended March 31, 2020 and 2019.

Deposits
We obtain deposits directly from retail and commercial customers (“direct deposits”) or through third-party brokerage firms that offer our deposits to their customers (“brokered deposits”). At March 31, 2020, we had $53.5 billion in direct deposits and $11.1 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger that channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to continue to expand our direct deposits base as a source of stable and diversified low-cost funding.
Our direct deposits include a range of FDIC-insured deposit products, including certificates of deposit, IRAs, money market accounts and savings accounts.
Brokered deposits are primarily from retail customers of large brokerage firms. We have relationships with 11 brokers that offer our deposits through their networks. Our brokered deposits consist primarily of certificates of deposit that bear interest at a fixed rate and at March 31, 2020, had a weighted average remaining life of 2.1 years. These deposits generally are not subject to early withdrawal.
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
The following table summarizes certain information regarding our interest-bearing deposits by type (all of which constitute U.S. deposits) for the periods indicated:

Three months ended March 31 ($ in millions)	2020			2019
	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$34,019	52.9%	2.5%	$31,822	49.9%	2.4%
Savings accounts (including money market accounts)	19,644	30.5	1.7	18,389	28.8	2.2
Brokered deposits	10,703	16.6	2.4	13,565	21.3	2.7
Total interest-bearing deposits	$64,366	100.0%	2.2%	$63,776	100.0%	2.4%
Our deposit liabilities provide funding with maturities ranging from one day to ten years.

The following table summarizes total deposits by contractual maturity at March 31, 2020.

($ in millions)	3 Months or Less	Over 3 Months but within 6 Months	Over 6 Months but within 12 Months	Over 12 Months	Total
U.S. deposits (less than FDIC insurance limit)(1)(2)	$26,371	$3,406	$10,000	$11,965	$51,742
U.S. deposits (in excess of FDIC insurance limit)(2)
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	1,956	1,103	3,069	2,047	8,175
Savings accounts (including money market accounts)	4,679	—	—	—	4,679
Brokered deposits:
Sweep accounts	19	—	—	—	19
Total	$33,025	$4,509	$13,069	$14,012	$64,615
______________________

(1)	Includes brokered certificates of deposit for which underlying individual deposit balances are assumed to be less than $250,000.

(2)	The standard deposit insurance amount is $250,000 per depositor, for each account ownership category. Deposits in excess of FDIC insurance limit presented above include partially uninsured accounts.
At March 31, 2020, the weighted average maturity of our interest-bearing time deposits was 1.1 years. See Note 7. Deposits to our condensed consolidated financial statements for more information on the maturities of our time deposits.
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
The following table summarizes expected contractual maturities of the investors’ interests in securitized financings, excluding debt premiums, discounts and issuance costs at March 31, 2020.

($ in millions)	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years	Total
Scheduled maturities of long-term borrowings—owed to securitization investors:
SYNCT(1)	$2,379	$3,015	$707	$—	$6,101
SFT	—	600	—	—	600
SYNIT(1)	—	2,600	—	—	2,600
Total long-term borrowings—owed to securitization investors	$2,379	$6,215	$707	$—	$9,301
______________________

(1)	Excludes any subordinated classes of SYNCT notes and SYNIT notes that we owned at March 31, 2020.
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
The following table summarizes for each of our trusts the three-month rolling average excess spread at March 31, 2020.

	Note Principal Balance ($ in millions)	# of Series Outstanding	Three-Month Rolling Average Excess Spread(1)
SYNCT	$6,460	11	~15% to 16.5%
SFT	$600	8	13.6%
SYNIT	$2,600	2	16.7%
______________________

(1)
Represents the excess spread (generally calculated as interest income collected from the applicable pool of loan receivables less applicable net charge-offs, interest expense and servicing costs, divided by the aggregate principal amount of loan receivables in the applicable pool) for SFT or, in the case of SYNCT and SYNIT, a range of the excess spreads relating to the particular series issued within each trust and omitting any series that have not been outstanding for at least three full monthly periods, in each case calculated in accordance with the applicable trust or series documentation, for the three securitization monthly periods ended March 31, 2020.

Senior Unsecured Notes
During the three months ended March 31, 2020 we made repayments of $1.5 billion, which included all of our previously outstanding floating rate senior unsecured notes.
The following table provides a summary of our outstanding fixed rate senior unsecured notes at March 31, 2020.

Issuance Date	Interest Rate(1)	Maturity	Principal Amount Outstanding(2)
($ in millions)
Fixed rate senior unsecured notes:
Synchrony Financial
August 2014	3.750%	August 2021	$750
August 2014	4.250%	August 2024	1,250
July 2015	4.500%	July 2025	1,000
August 2016	3.700%	August 2026	500
December 2017	3.950%	December 2027	1,000
March 2019	4.375%	March 2024	600
March 2019	5.150%	March 2029	650
July 2019	2.850%	July 2022	750
Synchrony Bank
June 2017	3.000%	June 2022	750
May 2018	3.650%	May 2021	750
Total fixed rate senior unsecured notes			$8,000
______________________

(1)	Weighted average interest rate of all senior unsecured notes at March 31, 2020 was 3.94%.

(2)	The amounts shown exclude unamortized debt discount, premiums and issuance cost.
Short-Term Borrowings
Except as described above, there were no material short-term borrowings for the periods presented.
Other
At March 31, 2020, we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
Covenants
The indenture pursuant to which our senior unsecured notes have been issued includes various covenants. If we do not satisfy any of these covenants, the maturity of amounts outstanding thereunder may be accelerated and become payable. We were in compliance with all of these covenants at March 31, 2020.
At March 31, 2020, we were not in default under any of our credit facilities.
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
We maintain a liquidity portfolio, which at March 31, 2020 had $19.2 billion of liquid assets, primarily consisting of cash and equivalents and short-term obligations of the U.S. Treasury, less cash in transit which is not considered to be liquid, compared to $17.3 billion of liquid assets at December 31, 2019. The increase in liquid assets was primarily due to the retention of excess cash flows from operations and the seasonality of our business. Additionally, on March 15, 2020, in response to the COVID-19 pandemic, the Federal Reserve Board reduced reserve requirements for insured depository institutions to zero percent, which further increased the Bank’s available liquidity. We believe our liquidity position at March 31, 2020 remains strong as we move into a period of uncertain economic conditions related to COVID-19 and we will continue to closely monitor our liquidity as economic conditions change.
As additional sources of liquidity, at March 31, 2020, we had an aggregate of $5.1 billion of undrawn committed capacity on our securitized financings, subject to customary borrowing conditions, from private lenders under our securitization programs and $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders, and we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
As a general matter, investments included in our liquidity portfolio are expected to be highly liquid, giving us the ability to readily convert them to cash. The level and composition of our liquidity portfolio may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.

We rely significantly on dividends and other distributions and payments from the Bank for liquidity; however, bank regulations, contractual restrictions and other factors limit the amount of dividends and other distributions and payments that the Bank may pay to us. For a discussion of regulatory restrictions on the Bank’s ability to pay dividends, see “Regulation—Risk Factors Relating to Regulation—We are subject to restrictions that limit our ability to pay dividends and repurchase our common stock; the Bank is subject to restrictions that limit its ability to pay dividends to us, which could limit our ability to pay dividends, repurchase our common stock or make payments on our indebtedness” and “Regulation—Regulation Relating to Our Business—Savings Association Regulation—Dividends and Stock Repurchases” in our 2019 Form 10-K.
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
Synchrony is not currently required to conduct stress tests. See “Regulation—Regulation Relating to Our Business—Legislative and Regulatory Developments” in our 2019 Form 10-K. In addition, while as a savings and loan holding company, we have not been subject to the Federal Reserve Board's capital planning rule to-date, we submitted a capital plan to the Federal Reserve Board in 2019. While not required, our capital plan process does include certain internal stress testing.
Dividend and Share Repurchases

Common Stock Cash Dividends Declared	Month of Payment	Amount per Common Share	Amount
($ in millions, except per share data)
Three months ended March 31, 2020	February 2020	$0.22	$135
Total dividends declared		$0.22	$135
In the three months ended March 31, 2020, we declared and paid preferred stock dividends of $11 million on our Series A 5.625% non-cumulative preferred stock that was issued in November 2019. The following table summarizes the dividends paid per share in the three months ended March 31, 2020.

Preferred Stock Cash Dividends Declared	Month of Payment	Amount per Preferred Share	Amount
($ in millions, except per share data)
Three months ended March 31, 2020	February 2020	$14.22	$11
Total dividends declared		$14.22	$11
The declaration and payment of future dividends to holders of our common and preferred stock will be at the discretion of the Board and will depend on many factors. For a discussion of regulatory and other restrictions on our ability to pay dividends and repurchase stock, see “Regulation—Risk Factors Relating to Regulation—We are subject to restrictions that limit our ability to pay dividends and repurchase our common stock; the Bank is subject to restrictions that limit its ability to pay dividends to us, which could limit our ability to pay dividends, repurchase our common stock or make payments on our indebtedness” in our 2019 Form 10-K.

Common Shares Repurchased Under Publicly Announced Programs	Total Number of Shares Purchased	Dollar Value of Shares Purchased

($ and shares in millions)
Three months ended March 31, 2020	33.6	$984
Total	33.6	$984

On May 9, 2019, we announced our Board's approval of a share repurchase program of up to $4.0 billion through June 30, 2020 (the “2019 Share Repurchase Program”).
Through the end of the first quarter of 2020, we have repurchased $3.6 billion of common stock as part of the 2019 Share Repurchase Program and have $366 million of remaining authorized share repurchase capacity under the 2019 Share Repurchase Program at March 31, 2020. In response to COVID-19, we have temporarily suspended the remaining authorized share repurchase capacity until we have greater visibility as to the current economic environment.
Regulatory Capital Requirements - Synchrony Financial
As a savings and loan holding company, we are required to maintain minimum capital ratios, under the applicable U.S. Basel III capital rules. For more information, see “Regulation—Savings and Loan Holding Company Regulation” in our 2019 Form 10-K.
For Synchrony Financial to be a well-capitalized savings and loan holding company, Synchrony Bank must be well-capitalized and Synchrony Financial must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. As of March 31, 2020, Synchrony Financial met all the requirements to be deemed well-capitalized.
The following table sets forth the composition of our capital ratios for the Company calculated under the Basel III Standardized Approach rules at March 31, 2020 and December 31, 2019, respectively.

	Basel III
	At March 31, 2020		At December 31, 2019
($ in millions)	Amount	Ratio(1)	Amount	Ratio(1)
Total risk-based capital	$13,487	16.5%	$14,211	16.3%
Tier 1 risk-based capital	$12,405	15.2%	$13,064	15.0%
Tier 1 leverage	$12,405	12.3%	$13,064	12.6%
Common equity Tier 1 capital	$11,671	14.3%	$12,330	14.1%
Risk-weighted assets	$81,639		$87,302
______________________

(1)
Tier 1 leverage ratio represents total tier 1 capital as a percentage of total average assets, after certain adjustments. All other ratios presented above represent the applicable capital measure as a percentage of risk-weighted assets.

In response to the COVID-19 pandemic, in March 2020 the joint federal bank regulatory agencies issued an interim final rule that allows banking organizations to mitigate the effects of the CECL accounting standard in their regulatory capital. Banking organizations that adopt CECL in 2020 can elect to mitigate the estimated cumulative regulatory capital effects of CECL for two years. This two-year delay is in addition to the three-year transition period that the agencies had already made available. The Company has elected to adopt the option provided by the interim final rule, which will largely delay the effects of CECL on its regulatory capital for the next two years, after which the effects will be phased-in over a three-year period from January 1, 2022 through December 31, 2024. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period includes both the initial impact of our adoption of CECL at January 1, 2020 and 25% of subsequent changes in our allowance for credit losses during each quarter of the two-year period ended December 31, 2021, collectively the “CECL regulatory capital transition adjustment”.
Capital amounts and ratios at March 31, 2020 in the above table all reflect the application of the CECL regulatory capital transition adjustment. The increase in our common equity Tier 1 capital ratio compared to December 31, 2019 was primarily due to the seasonal decrease in loan receivables and a corresponding decrease in risk-weighted assets in the three months ended March 31, 2020. These changes were partially offset by share repurchases and dividend payments.

Regulatory Capital Requirements - Synchrony Bank
At March 31, 2020 and December 31, 2019, the Bank met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. The following table sets forth the composition of the Bank’s capital ratios calculated under the Basel III Standardized Approach rules at March 31, 2020 and December 31, 2019, and also reflects the CECL regulatory capital transition adjustment in the March 31, 2020 amounts and ratios.

	At March 31, 2020		At December 31, 2019		Minimum to be Well- Capitalized under Prompt Corrective Action Provisions
($ in millions)	Amount	Ratio	Amount	Ratio	Ratio
Total risk-based capital	$11,775	16.4%	$11,911	15.6%	10.0%
Tier 1 risk-based capital	$10,823	15.1%	$10,907	14.3%	8.0%
Tier 1 leverage	$10,823	12.2%	$10,907	11.9%	5.0%
Common equity Tier 1 capital	$10,823	15.1%	$10,907	14.3%	6.5%
Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a material adverse effect on our business, results of operations and financial condition. See “Regulation—Risk Factors Relating to Regulation—Failure by Synchrony and the Bank to meet applicable capital adequacy and liquidity requirements could have a material adverse effect on us” in our 2019 Form 10-K.
Off-Balance Sheet Arrangements and Unfunded Lending Commitments
____________________________________________________________________________________________
We do not have any material off-balance sheet arrangements, including guarantees of third-party obligations. Guarantees are contracts or indemnification agreements that contingently require us to make a guaranteed payment or perform an obligation to a third-party based on certain trigger events. At March 31, 2020, we had not recorded any contingent liabilities in our Condensed Consolidated Statement of Financial Position related to any guarantees. See Note 9 - Fair Value Measurements to our condensed consolidated financial statements for information on contingent consideration liabilities related to business acquisitions.
We extend credit, primarily arising from agreements with customers for unused lines of credit on our credit cards, in the ordinary course of business. Each unused credit card line is unconditionally cancellable by us. See Note 4 - Loan Receivables and Allowance for Credit Losses to our condensed consolidated financial statements for more information on our unfunded lending commitments.
Critical Accounting Estimates
____________________________________________________________________________________________
In preparing our condensed consolidated financial statements, we have identified certain accounting estimates and assumptions that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. The critical accounting estimates we have identified relate to allowance for credit losses and fair value measurements. These estimates reflect our best judgment about current, and for some estimates future, economic and market conditions and their effects based on information available as of the date of these financial statements. If these conditions change from those expected, it is reasonably possible that these judgments and estimates could change, which may result in incremental losses on loan receivables, or material changes to our Condensed Consolidated Statement of Financial Position, among other effects.

Allowance for Credit Losses
Effective January 1, 2020, losses on loan receivables are estimated and recognized upon origination of the loan, based on expected credit losses for the life of the loan balance as of the period end date. This requires us to estimate expected losses in the portfolio as of each balance sheet date. The method for calculating the estimate of expected credit loss takes into account historical experience and current conditions for homogeneous pools of loans, and reasonable and supportable forecasts about the future. We also perform a qualitative assessment beyond model estimates, and apply qualitative adjustments as necessary. The reasonable and supportable period is determined based upon the accuracy level of historical loss forecast estimates, model and methodology utilized, and considers material changes in growth and credit strategy, and historical business changes which may not be applicable within the current environment. The Company regularly evaluates the reasonable and supportable forecast period. Beyond a reasonable and supportable period, we generally revert to historical loss information over a 6-month period, gradually increasing the weight of historical losses in the reversion period, and utilize historical loss information thereafter for the remaining life of the portfolio. The reversion period, similar to the reasonable and supportable period, may change in the future depending on multiple factors such as forecasting methods, portfolio changes, and macroeconomic environment.

We evaluate each portfolio quarterly. For credit card receivables, our estimation process includes analysis of historical data, and there is a significant amount of judgment applied in selecting inputs and analyzing the results produced by the models to determine the allowance for credit losses. Our risk process includes standards and policies for reviewing major risk exposures and concentrations, and evaluates relevant data either for individual loans or on a portfolio basis, as appropriate. More specifically, we use an enhanced migration analysis to estimate the likelihood that a loan will progress through the various stages of delinquency. The enhanced migration analysis considers uncollectible principal, interest and fees reflected in the loan receivables, segmented by credit and business parameters. We use other analyses to estimate losses incurred on non-delinquent accounts, which include past performance, bankruptcy activity such as filings, policy changes, loan volume and amounts. Holistically, for assessing the portfolio credit loss content, we also evaluate portfolio risk management techniques applied to various accounts, historical behavior of different account vintages, account seasoning, economic conditions, recent trends in delinquencies, account collection management, forecasting uncertainties, expectations about the future, and a qualitative assessment of the adequacy of the allowance for credit losses.
We estimate our allowance for credit card loan losses using pools of homogeneous loans. Further, experience is not available for new portfolios; therefore, while we accumulate experience, we utilize our experience with the most closely analogous products and segments in our portfolio. The underlying assumptions, estimates and assessments we use to provide for losses are updated periodically to reflect our view of current conditions and expectations about the future and are subject to the regulatory examination process, which can result in changes to our assumptions. Changes in such estimates can significantly affect the allowance and provision for credit losses. It is possible that we will experience credit losses that are different from our current estimates of expected losses.
See “Management's Discussion and Analysis—Critical Accounting Estimates” in our 2019 Form 10-K, for a detailed discussion of the critical accounting estimate related to fair value measurements.
New Accounting Standards
____________________________________________________________________________________________
See Note 2. Basis of Presentation and Summary of Significant Accounting Policies — New Accounting Standards, to our consolidated financial statements for additional information related recent accounting pronouncements, including ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, which was effective and adopted by the Company on January 1, 2020.

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
On March 27, 2020, the CARES Act was signed into law, and includes a provision that permits financial institutions to defer temporarily the use of CECL. However, in a related action, the joint federal bank regulatory agencies issued an interim final rule effective March 31, 2020, that allows banking organizations that implement CECL this year to elect to mitigate the effects of the CECL accounting standard on their regulatory capital for two years. This two-year delay is in addition to the three-year transition period that the agencies had already made available. The Company has elected to defer the regulatory capital effects of CECL in accordance with the interim final rule, and not to apply the provision of the CARES Act discussed above. See “—Capital” above for additional details.
The CARES Act also includes a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring accounting under ASC Subtopic 310-40 in certain circumstances (“section 4013”).
To be eligible under section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board, confirmed that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.
The CARES Act also includes a range of other provisions designed to support the U.S. economy and mitigate the impact of COVID-19 on financial institutions and their customers, including through the authorization of various programs and measures that the U.S. Department of the Treasury, the Small Business Administration, the Federal Reserve Board, and other federal banking agencies may or are required to implement. Further, in response to the COVID-19 outbreak, the Federal Reserve Board has implemented or announced a number of facilities to provide emergency liquidity to various segments of the U.S. economy and financial markets.
See “Regulation” in our 2019 Form 10-K for additional information on regulations that are currently applicable to us. See also “—Capital” above, for discussion of the impact of regulations and supervision on our capital and liquidity, including our ability to pay dividends and repurchase stock.

ITEM 1. FINANCIAL STATEMENTS
Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
____________________________________________________________________________________________

	Three months ended March 31,
($ in millions, except per share data)	2020	2019
Interest income:
Interest and fees on loans (Note 4)	$4,340	$4,687
Interest on cash and debt securities	67	99
Total interest income	4,407	4,786
Interest expense:
Interest on deposits	356	375
Interest on borrowings of consolidated securitization entities	73	100
Interest on senior unsecured notes	88	85
Total interest expense	517	560
Net interest income	3,890	4,226
Retailer share arrangements	(926)	(954)
Provision for credit losses (Note 4)	1,677	859
Net interest income, after retailer share arrangements and provision for credit losses	1,287	2,413
Other income:
Interchange revenue	161	165
Debt cancellation fees	69	68
Loyalty programs	(158)	(167)
Other	25	26
Total other income	97	92
Other expense:
Employee costs	324	353
Professional fees	197	232
Marketing and business development	111	123
Information processing	123	113
Other	247	222
Total other expense	1,002	1,043
Earnings before provision for income taxes	382	1,462
Provision for income taxes (Note 12)	96	355
Net earnings	$286	$1,107
Net earnings available to common stockholders	$275	$1,107

Earnings per share
Basic	$0.45	$1.57
Diluted	$0.45	$1.56

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
____________________________________________________________________________________________

	Three months ended March 31,
($ in millions)	2020	2019

Net earnings	$286	$1,107

Other comprehensive income (loss)
Debt securities	17	17
Currency translation adjustments	(8)	2
Other comprehensive income (loss)	9	19

Comprehensive income	$295	$1,126
Amounts presented net of taxes.

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Financial Position (Unaudited)
____________________________________________________________________________________________

($ in millions)	At March 31, 2020	At December 31, 2019
Assets
Cash and equivalents	$13,704	$12,147
Debt securities (Note 3)	6,146	5,911
Loan receivables: (Notes 4 and 5)
Unsecuritized loans held for investment	54,765	58,398
Restricted loans of consolidated securitization entities	27,704	28,817
Total loan receivables	82,469	87,215
Less: Allowance for credit losses	(9,175)	(5,602)
Loan receivables, net	73,294	81,613
Loan receivables held for sale (Note 4)	5	725
Goodwill	1,078	1,078
Intangible assets, net (Note 6)	1,208	1,265
Other assets	2,603	2,087
Total assets	$98,038	$104,826

Liabilities and Equity
Deposits: (Note 7)
Interest-bearing deposit accounts	$64,302	$64,877
Non-interest-bearing deposit accounts	313	277
Total deposits	64,615	65,154
Borrowings: (Notes 5 and 8)
Borrowings of consolidated securitization entities	9,291	10,412
Senior unsecured notes	7,957	9,454
Total borrowings	17,248	19,866
Accrued expenses and other liabilities	4,205	4,718
Total liabilities	$86,068	$89,738

Equity:
Preferred stock, par share value $0.001 per share; 750,000 shares authorized; 750,000 shares issued and outstanding at both March 31, 2020 and December 31, 2019 and aggregate liquidation preference of $750 at both March 31, 2020 and December 31, 2019	$734	$734
Common Stock, par share value $0.001 per share; 4,000,000,000 shares authorized; 833,984,684 shares issued at both March 31, 2020 and December 31, 2019; 583,232,644 and 615,925,168 shares outstanding at March 31, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	9,523	9,537
Retained earnings	9,960	12,117
Accumulated other comprehensive income (loss):
Debt securities	16	(1)
Currency translation adjustments	(32)	(24)
Employee benefit plans	(33)	(33)
Treasury stock, at cost; 250,752,040 and 218,059,516 shares at March 31, 2020 and December 31, 2019, respectively	(8,199)	(7,243)
Total equity	11,970	15,088
Total liabilities and equity	$98,038	$104,826

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
____________________________________________________________________________________________

	Preferred Stock		Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity

Balance at January 1, 2019	—	$—	833,985	$1	$9,482	$8,986	$(62)	$(3,729)	$14,678
Net earnings	—	—	—	—	—	1,107	—	—	1,107
Other comprehensive income	—	—	—	—	—	—	19	—	19
Purchases of treasury stock	—	—	—	—	—	—	—	(967)	(967)
Stock-based compensation	—	—	—	—	7	(17)	—	32	22
Dividends - common stock ($0.21 per share)	—	—	—	—	—	(150)	—	—	(150)
Other	—	—	—	—	—	13	(13)	—	—
Balance at March 31, 2019	—	$—	833,985	$1	$9,489	$9,939	$(56)	$(4,664)	$14,709

	Preferred Stock		Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity

Balance at January 1, 2020	750	$734	833,985	$1	$9,537	$12,117	$(58)	$(7,243)	$15,088
Cumulative effect of change in accounting principle	—	—	—	—	—	(2,276)	—	—	(2,276)
Net earnings	—	—	—	—	—	286	—	—	286
Other comprehensive income	—	—	—	—	—	—	9	—	9
Purchases of treasury stock	—	—	—	—	—	—	—	(985)	(985)
Stock-based compensation	—	—	—	—	(14)	(21)	—	29	(6)
Dividends - preferred stock ($14.22 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividends - common stock ($0.22 per share)	—	—	—	—	—	(135)	—	—	(135)
Balance at March 31, 2020	750	$734	833,985	$1	$9,523	$9,960	$(49)	$(8,199)	$11,970

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
____________________________________________________________________________________________

	Three months ended March 31,
($ in millions)	2020	2019
Cash flows - operating activities
Net earnings	$286	$1,107
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for credit losses	1,677	859
Deferred income taxes	(109)	145
Depreciation and amortization	96	87
(Increase) decrease in interest and fees receivable	(41)	80
(Increase) decrease in other assets	(71)	118
Increase (decrease) in accrued expenses and other liabilities	(481)	(251)
All other operating activities	180	144
Cash provided from (used for) operating activities	1,537	2,289

Cash flows - investing activities
Maturity and sales of debt securities	1,175	2,214
Purchases of debt securities	(1,382)	(1,963)
Proceeds from sale of loan receivables	709	—
Net (increase) decrease in loan receivables, including held for sale	3,464	3,760
All other investing activities	(79)	(201)
Cash provided from (used for) investing activities	3,887	3,810

Cash flows - financing activities
Borrowings of consolidated securitization entities
Proceeds from issuance of securitized debt	500	1,498
Maturities and repayment of securitized debt	(1,623)	(3,847)
Senior unsecured notes
Proceeds from issuance of senior unsecured notes	—	1,240
Maturities and repayment of senior unsecured notes	(1,500)	(1,000)
Dividends paid on preferred stock	(11)	—
Net increase (decrease) in deposits	(528)	36
Purchases of treasury stock	(985)	(967)
Dividends paid on common stock	(135)	(150)
All other financing activities	(5)	8
Cash provided from (used for) financing activities	(4,287)	(3,182)

Increase (decrease) in cash and equivalents, including restricted amounts	1,137	2,917
Cash and equivalents, including restricted amounts, at beginning of period	12,647	10,376
Cash and equivalents at end of period:
Cash and equivalents	13,704	12,963
Restricted cash and equivalents included in other assets	80	330
Total cash and equivalents, including restricted amounts, at end of period	$13,784	$13,293

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
____________________________________________________________________________________________
NOTE 1.    BUSINESS DESCRIPTION
Synchrony Financial (the “Company”) provides a range of credit products through financing programs it has established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers. We primarily offer private label, Dual Card and general purpose co-branded credit cards, promotional financing and installment lending, and savings products insured by the Federal Deposit Insurance Corporation ("FDIC") through Synchrony Bank (the “Bank”).
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

Interim Period Presentation
The condensed consolidated financial statements and notes thereto are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed consolidated financial statements should not be considered as necessarily indicative of results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with our 2019 annual consolidated financial statements and the related notes in our Annual Report on Form 10-K for the year ended December 31, 2019 (our "2019 Form 10-K").
New Accounting Standards
Newly Adopted Accounting Standards
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU replaced the existing incurred loss impairment guidance with a new impairment model known as the Current Expected Credit Loss (“CECL”) model, which is based on expected credit losses. The CECL model permits the use of judgment in determining an approach which is most appropriate for the Company, based on their facts and circumstances. The CECL model requires, upon origination of a loan, the recognition of all expected credit losses over the life of the loan balance based on historical experience, current conditions and reasonable and supportable forecasts.
We adopted this guidance on a modified retrospective basis as of January 1, 2020, which resulted in the recognition of the effects of adoption through a cumulative-effect adjustment to retained earnings. As a result of adoption, we incurred an increase of $3.0 billion to the Company’s allowance for loan losses. This guidance also applies to other financial assets, such as our debt securities, however the adoption did not have an impact on these financial statement line items. The total impact of adoption resulted in a reduction to retained earnings in our Condensed Consolidated Balance Sheet of $2.3 billion, reflecting the above changes and the recognition of related additional deferred tax assets. Subsequent updates to our estimate of expected credit losses have been recorded through the provision for credit losses in our Consolidated Statement of Earnings.
Investment Securities
We report investments in debt and marketable equity securities at fair value. See Note 9. Fair Value Measurements for further information on fair value. Changes in fair value on debt securities, which are classified as available-for-sale, are generally included in equity, net of applicable taxes. Changes in fair value on equity securities are included in earnings starting in 2018. We regularly review investment securities for impairment using both quantitative and qualitative criteria.
For debt securities, if we do not intend to sell the security, or it is not more likely than not, that we will be required to sell the security before recovery of our amortized cost, we evaluate other qualitative criteria to determine whether we do not expect to recover the amortized cost basis of the security, such as the financial health of, and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. We also evaluate quantitative criteria including determining whether there has been an adverse change in expected future cash flows. If we do not expect to recover the entire amortized cost basis of the security, we consider the debt security to be impaired. If the security is impaired, we determine whether the impairment is the result of a credit loss or other factors. If a credit loss exists, an allowance for credit losses is recorded, with a related charge to earnings, limited by the amount that the fair value of the security is less than its amortized cost. Given the nature of our current portfolio, we perform a qualitative assessment to determine whether any credit loss is warranted. The assessment considers factors such as adverse conditions and payment structure of the securities, history of payment, and market conditions. If we intend to sell the security or it is more likely than not we will be required to sell the debt security before recovery of its amortized cost basis, the security is also considered impaired and we recognize the entire difference between the security’s amortized cost basis and its fair value in earnings.
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
Loans acquired that have experienced more-than-insignificant deterioration in credit quality since origination (referred to as “purchased credit deteriorated” or “PCD” assets) are subject to specific guidance upon acquisition. An allowance for PCD assets is added to the purchase price or fair value of the acquired loans to arrive at the amortized cost basis. Subsequent to initial recognition, the accounting for the PCD asset will generally follow the credit loss model described below.
Loans acquired without a more-than-insignificant credit deterioration since origination are measured under the Allowance for Credit Losses described below.
Allowance for Credit Losses
Losses on loan receivables are estimated and recognized upon origination of the loan, based on expected credit losses for the life of the loan balance as of the period end date. Expected credit loss estimates will involve modeling loss projections attributable to existing loan balances, considering historical experience, current conditions and future expectations for homogeneous pools of loans over the reasonable and supportable forecast period. We also perform a qualitative assessment beyond model estimates, and apply qualitative adjustments as necessary. The reasonable and supportable period is determined based upon the accuracy level of historical loss forecast estimates, models and methodology utilized, and considers material changes in growth and credit strategy, and historical business changes which may not be applicable within the current environment. The Company regularly evaluates the reasonable and supportable forecast period. Beyond a reasonable and supportable period, we generally revert to historical loss information over a 6-month period, gradually increasing the weight of historical losses in the reversion period, and utilize historical loss information thereafter for the remaining life of the portfolio. The historical loss information is derived from a combination of recessionary and non-recessionary performance periods, weighted by the time span of each period. Similar to the reasonable and supportable period, we reassess the reversion period and historical mean at the segment level, considering any required adjustments for differences in underwriting standards, portfolio mix, and other relevant data shifts over time.

We generally segment our loan receivable population into homogeneous pools of loans at the major retailer and product level. Consistent with our other assumptions, we regularly review segmentation to determine whether the segmentation pools remain relevant as risk characteristics change.

Our loan receivables generally do not have a stated life. The life of a credit card loan receivable is dependent upon a variety of factors, including the principal balance, promotional terms, payments received, interest charges and fees as well as overall consumer usage pattern. In determining expected credit losses over the life of the loan balance, we utilize an approach which considers an allocation of future payments with appropriate haircuts. However, we do not permit payments from an account within a pool that has already paid down its measurement date balance, or has a nil balance as of measurement date, to be applied to other accounts within the pool, referred to as cross-subsidization.

We evaluate each portfolio quarterly. For credit card receivables, our estimation process includes analysis of historical data, and there is a significant amount of judgment applied in selecting inputs and analyzing the results produced by the models to determine the allowance for credit losses. We use an enhanced migration analysis to estimate the likelihood that a loan will progress through the various stages of delinquency. The enhanced migration analysis considers uncollectible principal, interest and fees reflected in the loan receivables, segmented by credit and business parameters. We use other analyses to estimate expected losses on non-delinquent accounts, which include past performance, bankruptcy activity such as filings, policy changes, and loan volumes and amounts. Holistically, for assessing the portfolio credit loss content, we also evaluate portfolio risk management techniques applied to various accounts, historical behavior of different account vintages, account seasoning, economic conditions, recent trends in delinquencies, account collection management, forecasting uncertainties, expectations about the future, and a qualitative assessment of the adequacy of the allowance for credit losses. We regularly review our collection experience (including delinquencies and net charge-offs) in determining our allowance for credit losses. We also consider our historical loss experience to date based on actual defaulted loans and overall portfolio indicators including delinquent and non-accrual loans, trends in loan volume and lending terms, credit policies and other observable environmental factors such as unemployment and home price indices.
The underlying assumptions, estimates and assessments we use to provide for losses are updated periodically to reflect our view of current and forecasted conditions and are subject to the regulatory examination process, which can result in changes to our assumptions. Changes in such estimates can significantly affect the allowance and provision for credit losses. It is possible that we will experience credit losses that are different from our current estimates. Charge-offs are deducted from the allowance for credit losses when we judge the principal to be uncollectible, and subsequent recoveries are added to the allowance, generally at the time cash is received on a charged-off account.
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
Troubled debt restructurings (“TDR”) are those loans for which we have granted a concession to a borrower experiencing financial difficulties where we do not receive adequate compensation. TDRs are identified at the point when the borrower enters into a modification program. Under the CARES Act, banks may elect to deem that loan modifications do not result in TDRs if they are (1) related to the novel coronavirus disease (“COVID-19”); (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. At March 31, 2020, we have not made such an election. Additionally, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs under ASC Subtopic 310-40. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.
The same loan receivable may meet more than one of the definitions above. Accordingly, these categories are not mutually exclusive, and it is possible for a particular loan to meet the definitions of a TDR and non-accrual loan, and be included in each of these categories. The categorization of a particular loan also may not be indicative of the potential for loss.

Loan Modifications and Restructurings
Our loss mitigation strategy is intended to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions or other actions, which may cause the related loan to be classified as a TDR. We use long-term modification programs for borrowers experiencing financial difficulty as a loss mitigation strategy to improve long-term collectability of the loans that are classified as TDRs. The long-term program involves changing the structure of the loan to a fixed payment loan with a maturity no longer than 60 months, and reducing the interest rate on the loan. The long-term program does not normally provide for the forgiveness of unpaid principal, but may allow for the reversal of certain unpaid interest or fee assessments. We also make loan modifications for customers who request financial assistance through external sources, such as a consumer credit counseling agency program. The loans that are modified typically receive a reduced interest rate, but continue to be subject to the original minimum payment terms, and do not normally include waiver of unpaid principal, interest or fees. The determination of whether these changes to the terms and conditions meet the TDR criteria includes our consideration of all relevant facts and circumstances. Accordingly, TDRs are identified at the point when the borrower enters in to a modification program. See Note 4. Loan Receivables and Allowance for Credit Losses for additional information on our loan modifications and restructurings.
Our allowance for credit losses on TDRs is generally measured based on the difference between the recorded loan receivable and the present value of the expected future cash flows, discounted at the original effective interest rate of the loan. If the loan is collateral dependent, we measure impairment based upon the fair value of the underlying collateral less estimated selling costs.
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
Revenue Recognition
Purchased Loans
Loans acquired by purchase are recorded at fair value, which may result in the recognition of a loan premium or loan discount. For acquired loans with evidence of more-than-insignificant deterioration in credit quality since origination, the initial allowance for credit losses at acquisition is added to the purchase price to determine the initial cost basis of the loans and loan premium or loan discount. Loan premiums and loan discounts are recognized into interest income over the estimated remaining life of the loans. The Company develops an allowance for credit losses for all purchased loans, which is recognized upon acquisition, similar to that of an originated financial asset. Subsequent changes to the expected credit losses for these loans follow the allowance for credit losses methodology described above under “—Allowance for Credit Losses.”
See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our 2019 annual consolidated financial statements in our 2019 Form 10-K, for additional information on our other significant accounting policies.

NOTE 3.    DEBT SECURITIES
All of our debt securities are classified as available-for-sale and are held to meet our liquidity objectives or to comply with the Community Reinvestment Act (“CRA”). Our debt securities consist of the following:

	March 31, 2020				December 31, 2019
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
($ in millions)	cost	gains	losses	fair value	cost	gains	losses	fair value
U.S. government and federal agency	$2,678	$6	$—	$2,684	$2,468	$1	$—	$2,469
State and municipal	44	—	(1)	43	46	1	(2)	45
Residential mortgage-backed(a)	966	18	—	984	1,029	6	(9)	1,026
Asset-backed(b)	2,437	4	(6)	2,435	2,368	3	—	2,371
Total	$6,125	$28	$(7)	$6,146	$5,911	$11	$(11)	$5,911
_______________________

(a)
All of our residential mortgage-backed securities have been issued by government-sponsored entities and are collateralized by U.S. mortgages. At March 31, 2020 and December 31, 2019, $338 million and $351 million of residential mortgage-backed securities, respectively, are pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve Discount Window advances.

(b)	All of our asset-backed securities are collateralized by credit card loans.
The following table presents the estimated fair values and gross unrealized losses of our available-for-sale debt securities:

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
($ in millions)	fair value	losses	fair value	losses
At March 31, 2020
U.S. government and federal agency	$—	$—	$—	$—
State and municipal	4	—	23	(1)
Residential mortgage-backed	—	—	55	—
Asset-backed	1,399	(6)	10	—
Total	$1,403	$(6)	$88	$(1)

At December 31, 2019
U.S. government and federal agency	$—	$—	$—	$—
State and municipal	—	—	24	(2)
Residential mortgage-backed	76	—	618	(9)
Asset-backed	202	—	—	—
Total	$278	$—	$642	$(11)

The adoption of CECL did not have a material impact on our accounting for available for sale debt securities. We regularly review debt securities for impairment resulting from credit loss using both qualitative and quantitative criteria, as necessary based on the composition of the portfolio at period end. Based on our assessment, no material impairments for credit losses were recognized during the period.
We presently do not intend to sell our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell these securities before recovery of our amortized cost.

Contractual Maturities of Investments in Available-for-Sale Debt Securities

	Amortized	Estimated	Weighted
At March 31, 2020 ($ in millions)	cost	fair value	Average yield (a)

Due
Within one year	$4,354	$4,362	1.6%
After one year through five years	$762	$758	1.3%
After five years through ten years	$133	$138	3.2%
After ten years	$876	$888	2.9%
_____________________

(a)	Weighted average yield is calculated based on the amortized cost of each security. In calculating yield, no adjustment has been made with respect to any tax-exempt obligations.
We expect actual maturities to differ from contractual maturities because borrowers have the right to prepay certain obligations.
There were no material realized gains or losses recognized for the three months ended March 31, 2020 and 2019.
Although we generally do not have the intent to sell any specific securities held at March 31, 2020, in the ordinary course of managing our debt securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield, liquidity requirements and funding obligations.
NOTE 4.    LOAN RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

($ in millions)	March 31, 2020	December 31, 2019

Credit cards	$79,832	$84,606
Consumer installment loans	1,390	1,347
Commercial credit products	1,203	1,223
Other	44	39
Total loan receivables, before allowance for losses(a)(b)	$82,469	$87,215
_______________________

(a)
Total loan receivables include $27.7 billion and $28.8 billion of restricted loans of consolidated securitization entities at March 31, 2020 and December 31, 2019, respectively. See Note 5. Variable Interest Entities for further information on these restricted loans.

(b)	At March 31, 2020 and December 31, 2019, loan receivables included deferred costs, net of deferred income, of $151 million and $140 million, respectively.
Disposition of Loan Receivables
In January 2020, we completed the sale of loan receivables associated with our Payment Solutions program agreement with Yamaha.

Allowance for Credit Losses(a)

($ in millions)	Balance at January 1, 2020	Impact of ASU 2016-13 Adoption	Post-Adoption Balance at January 1, 2020	Provision charged to operations	Gross charge-offs	Recoveries	Balance at March 31, 2020

Credit cards	$5,506	$2,989	$8,495	$1,635	$(1,395)	$294	$9,029
Consumer installment loans	46	26	72	24	(16)	3	83
Commercial credit products	49	6	55	18	(14)	3	62
Other	1	—	1	—	—	—	1
Total	$5,602	$3,021	$8,623	$1,677	$(1,425)	$300	$9,175
Allowance for Loan Losses(b)

($ in millions)	Balance at January 1, 2019	Provision charged to operations	Gross charge-offs	Recoveries	Balance at March 31, 2019

Credit cards	$6,327	$832	$(1,594)	$275	$5,840
Consumer installment loans	44	15	(17)	5	47
Commercial credit products	55	12	(14)	1	54
Other	1	—	—	—	1
Total	$6,427	$859	$(1,625)	$281	$5,942
_______________________

(a)
The allowance for credit losses at March 31, 2020 reflects our estimate of expected credit losses for the life of the loan receivables on our condensed consolidated statement of financial position at March 31, 2020, which includes the consideration of current and expected macroeconomic conditions that existed at that date.

(b)	Comparative information is presented in accordance with applicable accounting standards in effect prior to the adoption of ASU 2016-13.

Delinquent and Non-accrual Loans

At March 31, 2020 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing(a)

Credit cards	$1,712	$1,711	$3,423	$1,710	$—
Consumer installment loans	20	4	24	—	4
Commercial credit products	33	20	53	20	—
Total delinquent loans	$1,765	$1,735	$3,500	$1,730	$4
Percentage of total loan receivables	2.1%	2.1%	4.2%	2.1%	—%

At December 31, 2019 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing(a)

Credit cards	$1,936	$1,852	$3,788	$1,850	$—
Consumer installment loans	21	7	28	—	7
Commercial credit products	40	18	58	18	—
Total delinquent loans	$1,997	$1,877	$3,874	$1,868	$7
Percentage of total loan receivables	2.3%	2.2%	4.4%	2.1%	—%
_______________________

(a)	Excludes purchase credit deteriorated loan receivables.

Troubled Debt Restructurings
We use certain loan modification programs for borrowers experiencing financial difficulties. These loan modification programs include interest rate reductions and payment deferrals in excess of three months, which were not part of the terms of the original contract. Our TDR loans do not include loans that are classified as loan receivables held for sale or short-term modifications made on a good faith basis in response to COVID-19.
We have both internal and external loan modification programs. We use long-term modification programs for borrowers experiencing financial difficulty as a loss mitigation strategy to improve long-term collectability of the loans that are classified as TDRs. The long-term program involves changing the structure of the loan to a fixed payment loan with a maturity no longer than 60 months and reducing the interest rate on the loan. The long-term program does not normally provide for the forgiveness of unpaid principal but may allow for the reversal of certain unpaid interest or fee assessments. We also make loan modifications for customers who request financial assistance through external sources, such as consumer credit counseling agency programs. These loans typically receive a reduced interest rate but continue to be subject to the original minimum payment terms and do not normally include waiver of unpaid principal, interest or fees. The following table provides information on our TDR loan modifications during the periods presented:

	Three months ended March 31,
($ in millions)	2020	2019
Credit cards	$225	$215
Consumer installment loans	—	—
Commercial credit products	1	1
Total	$226	$216

Our allowance for credit losses on TDRs is generally measured based on the difference between the recorded loan receivable and the present value of the expected future cash flows, discounted at the original effective interest rate of the loan. Interest income from loans accounted for as TDRs is accounted for in the same manner as other accruing loans.
The following table provides information about loans classified as TDRs and specific reserves. We do not evaluate credit card loans on an individual basis but instead estimate an allowance for credit losses on a collective basis.

At March 31, 2020 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$1,151	$(543)	$608	$1,021
Consumer installment loans	—	—	—	—
Commercial credit products	3	(2)	1	3
Total	$1,154	$(545)	$609	$1,024

At December 31, 2019 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$1,146	$(550)	$596	$1,019
Consumer installment loans	—	—	—	—
Commercial credit products	4	(2)	2	4
Total	$1,150	$(552)	$598	$1,023

Financial Effects of TDRs
As part of our loan modifications for borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following table presents the types and financial effects of loans modified and accounted for as TDRs during the periods presented:

Three months ended March 31,	2020			2019
($ in millions)	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$12	$72	$1,148	$11	$64	$1,132
Consumer installment loans	—	—	—	—	—	—
Commercial credit products	—	—	4	—	—	4
Total	$12	$72	$1,152	$11	$64	$1,136

Payment Defaults
The following table presents the type, number and amount of loans accounted for as TDRs that enrolled in a modification plan within the previous 12 months from the applicable balance sheet date and experienced a payment default during the periods presented.

Three months ended March 31,	2020		2019
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	20,402	$49	18,981	$44
Consumer installment loans	—	—	—	—
Commercial credit products	18	—	47	—
Total	20,420	$49	19,028	$44

Credit Quality Indicators
Our loan receivables portfolio includes both secured and unsecured loans. Secured loan receivables are largely comprised of consumer installment loans secured by equipment. Unsecured loan receivables are largely comprised of our open-ended consumer and commercial revolving credit card loans. As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, as well as information from credit bureaus, such as a Fair Isaac Corporation (“FICO”) or other credit scores, relating to the customer’s broader credit performance. Credit scores are obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three credit score categories: (i) 661 or higher, which are considered the strongest credits; (ii) 601 to 660, considered moderate credit risk; and (iii) 600 or less, which are considered weaker credits. There are certain customer accounts for which a FICO score is not available where we use alternative sources to assess their credit and predict behavior. The following table provides the most recent FICO scores available for our customers at March 31, 2020, December 31, 2019 and March 31, 2019, respectively, as a percentage of each class of loan receivable. The table below excludes 0.3%, 0.3% and 0.6% of our total loan receivables balance at each of March 31, 2020, December 31, 2019 and March 31, 2019, respectively, which represents those customer accounts for which a FICO score is not available.

	March 31, 2020			December 31, 2019			March 31, 2019
	661 or	601 to	600 or	661 or	601 to	600 or	661 or	601 to	600 or
	higher	660	less	higher	660	less	higher	660	less

Credit cards	73%	18%	9%	74%	18%	8%	74%	18%	8%
Consumer installment loans	77%	16%	7%	76%	17%	7%	80%	14%	6%
Commercial credit products	90%	5%	5%	90%	5%	5%	91%	5%	4%

Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and by applying the same credit standards for all of our credit products. Unused credit card lines available to our customers totaled approximately $426 billion and $419 billion at March 31, 2020 and December 31, 2019, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.
Interest Income by Product
The following table provides additional information about our interest and fees on loans, including merchant discounts, from our loan receivables, including held for sale:

	Three months ended March 31,
($ in millions)	2020	2019
Credit cards(a)	$4,272	$4,611
Consumer installment loans	35	42
Commercial credit products	33	34
Total	$4,340	$4,687
_______________________

(a)
Interest income on credit cards that was reversed related to accrued interest receivables written off was $477 million and $532 million for the three months ended March 31, 2020 and 2019, respectively.

NOTE 5.    VARIABLE INTEREST ENTITIES
We use VIEs to securitize loan receivables and arrange asset-backed financing in the ordinary course of business. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE and we did not provide non-contractual support for previously transferred loan receivables to any VIE in the three months ended March 31, 2020 and 2019. Our VIEs are able to accept new loan receivables and arrange new asset-backed financings, consistent with the requirements and limitations on such activities placed on the VIE by existing investors. Once an account has been designated to a VIE, the contractual arrangements we have require all existing and future loan receivables originated under such account to be transferred to the VIE. The amount of loan receivables held by our VIEs in excess of the minimum amount required under the asset-backed financing arrangements with investors may be removed by us under removal of accounts provisions. All loan receivables held by a VIE are subject to claims of third-party investors.
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
The table below summarizes the assets and liabilities of our consolidated securitization VIEs described above.

($ in millions)	March 31, 2020	December 31, 2019
Assets
Loan receivables, net(a)	$25,240	$27,217
Other assets(b)	63	68
Total	$25,303	$27,285

Liabilities
Borrowings	$9,291	$10,412
Other liabilities	27	32
Total	$9,318	$10,444
_______________________

(a)
Includes $2.5 billion of related allowance for credit losses resulting in gross restricted loans of $27.7 billion at March 31, 2020 and $1.6 billion of related allowance for loan losses resulting in gross restricted loans of $28.8 billion at December 31, 2019, respectively.

(b)
Includes $57 million and $62 million of segregated funds held by the VIEs at March 31, 2020 and December 31, 2019, respectively, which are classified as restricted cash and equivalents and included as a component of other assets in our Condensed Consolidated Statements of Financial Position.

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
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $1.3 billion and $1.2 billion for the three months ended March 31, 2020 and 2019, respectively. Related expenses consisted primarily of provision for credit losses of $536 million and $188 million for the three months ended March 31, 2020 and 2019, respectively, and interest expense of $73 million and $100 million for the three months ended March 31, 2020 and 2019, respectively.

NOTE 6.    INTANGIBLE ASSETS

	March 31, 2020			December 31, 2019
($ in millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related	$1,741	$(985)	$756	$1,749	$(952)	$797
Capitalized software and other	889	(437)	452	861	(393)	468
Total	$2,630	$(1,422)	$1,208	$2,610	$(1,345)	$1,265

During the three months ended March 31, 2020, we recorded additions to intangible assets subject to amortization of $33 million, primarily related to capitalized software expenditures, as well as customer-related intangible assets.
Customer-related intangible assets primarily relate to retail partner contract acquisitions and extensions, as well as purchased credit card relationships. During the three months ended March 31, 2020 and 2019, we recorded additions to customer-related intangible assets subject to amortization of $5 million and $99 million, respectively, primarily related to payments made to acquire and extend certain retail partner relationships. These additions had a weighted average amortizable life of 5 years and 7 years for the three months ended March 31, 2020 and 2019, respectively.
Amortization expense related to retail partner contracts was $32 million and $33 million for the three months ended March 31, 2020 and 2019, respectively, and is included as a component of marketing and business development expense in our Condensed Consolidated Statements of Earnings. All other amortization expense was $50 million and $37 million for the three months ended March 31, 2020 and 2019, respectively, and is included as a component of other expense in our Condensed Consolidated Statements of Earnings.
NOTE 7.    DEPOSITS

	March 31, 2020		December 31, 2019
($ in millions)	Amount	Average rate(a)	Amount	Average rate(a)

Interest-bearing deposits	$64,302	2.2%	$64,877	2.4%
Non-interest-bearing deposits	313	—	277	—
Total deposits	$64,615		$65,154
____________________

(a)	Based on interest expense for the three months ended March 31, 2020 and the year ended December 31, 2019 and average deposits balances.
At March 31, 2020 and December 31, 2019, interest-bearing deposits included $8.2 billion and $8.5 billion, respectively, of certificates of deposit that exceeded applicable FDIC insurance limits, which are generally $250,000 per depositor.
At March 31, 2020, our interest-bearing time deposits maturing for the remainder of 2020 and over the next four years and thereafter were as follows:

($ in millions)	2020	2021	2022	2023	2024	Thereafter
Deposits	$18,439	$13,649	$3,947	$1,484	$2,292	$518

The above maturity table excludes $19.5 billion of demand deposits with no defined maturity, of which $18.5 billion are savings accounts. In addition, at March 31, 2020, we had $4.4 billion of broker network deposit sweeps procured through a program arranger who channels brokerage account deposits to us that are also excluded from the above maturity table. Unless extended, the contracts associated with these broker network deposit sweeps will terminate between 2020 and 2025.

NOTE 8.    BORROWINGS

	March 31, 2020				December 31, 2019
($ in millions)	Maturity date	Interest Rate	Weighted average interest rate	Outstanding Amount(a)	Outstanding Amount(a)

Borrowings of consolidated securitization entities:
Fixed securitized borrowings	2020 - 2023	1.93% - 3.87%	2.74%	$6,691	$7,512
Floating securitized borrowings	2021 - 2023	1.30% - 2.26%	1.59%	2,600	2,900
Total borrowings of consolidated securitization entities			2.42%	9,291	10,412

Senior unsecured notes:
Synchrony Financial senior unsecured notes:
Fixed senior unsecured notes	2021 - 2029	2.80% - 5.15%	4.08%	6,463	7,211
Floating senior unsecured notes	N/A	—%	—%	—	250

Synchrony Bank senior unsecured notes:
Fixed senior unsecured notes	2021 - 2022	3.00% - 3.65%	3.33%	1,494	1,493
Floating senior unsecured notes	N/A	—%	—%	—	500
Total senior unsecured notes			3.94%	7,957	9,454

Total borrowings				$17,248	$19,866
___________________

(a)	The amounts presented above for outstanding borrowings include unamortized debt premiums, discounts and issuance cost.
Debt Maturities
The following table summarizes the maturities of the principal amount of our borrowings of consolidated securitization entities and senior unsecured notes for the remainder of 2020 and over the next four years and thereafter:

($ in millions)	2020	2021	2022	2023	2024	Thereafter
Borrowings	$1,185	$5,359	$4,550	$1,207	$1,850	$3,150

Credit Facilities
As additional sources of liquidity, we have undrawn committed capacity under credit facilities, primarily related to our securitization programs.
At March 31, 2020, we had an aggregate of $5.1 billion of undrawn committed capacity under our securitization financings, subject to customary borrowing conditions, from private lenders under our securitization programs, and an aggregate of $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders.

NOTE 9.    FAIR VALUE MEASUREMENTS
For a description of how we estimate fair value, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies in our 2019 annual consolidated financial statements in our 2019 Form 10-K.
The following tables present our assets and liabilities measured at fair value on a recurring basis.
Recurring Fair Value Measurements

At March 31, 2020 ($ in millions)	Level 1	Level 2	Level 3	Total(a)

Assets
Debt securities
U.S. government and federal agency	$—	$2,684	$—	$2,684
State and municipal	—	—	43	43
Residential mortgage-backed	—	984	—	984
Asset-backed	—	2,435	—	2,435
Other assets(b)	15	—	21	36
Total	$15	$6,103	$64	$6,182

Liabilities
Contingent consideration	—	—	13	13
Total	$—	$—	$13	$13

At December 31, 2019 ($ in millions)

Assets
Debt securities
U.S. government and federal agency	$—	$2,469	$—	$2,469
State and municipal	—	—	45	45
Residential mortgage-backed	—	1,026	—	1,026
Asset-backed	—	2,371	—	2,371
Other assets(b)	15	—	21	36
Total	$15	$5,866	$66	$5,947

Liabilities
Contingent consideration	—	—	13	13
Total	$—	$—	$13	$13

_______________________

(a)	For the three months ended March 31, 2020 and 2019, there were no fair value measurements transferred between levels.

(b)	Other assets primarily relate to equity investments measured at fair value.
Level 3 Fair Value Measurements
Our Level 3 recurring fair value measurements primarily relate to state and municipal debt instruments, which are valued using non-binding broker quotes or other third-party sources, CRA investments, which are valued using net asset values, as well as contingent consideration obligations. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies and Note 9. Fair Value Measurements in our 2019 annual consolidated financial statements in our 2019 Form 10-K for a description of our process to evaluate third-party pricing servicers and a description of our contingent consideration and compensation arrangements, respectively. Our state and municipal debt securities are classified as available-for-sale with changes in fair value included in accumulated other comprehensive income.
The changes in our Level 3 assets and liabilities that are measured on a recurring basis for the three months ended March 31, 2020 and 2019 were not material.

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

	Carrying	Corresponding fair value amount
At March 31, 2020 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$13,704	$13,704	$13,704	$—	$—
Other assets(a)(b)	$80	$80	$80	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$73,294	$85,218	$—	$—	$85,218
Loan receivables held for sale(c)	$5	$5	$—	$—	$5

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$64,615	$65,067	$—	$65,067	$—
Borrowings of consolidated securitization entities	$9,291	$9,210	$—	$6,697	$2,513
Senior unsecured notes	$7,957	$7,732	$—	$7,732	$—

	Carrying	Corresponding fair value amount
At December 31, 2019 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$12,147	$12,147	$10,799	$1,348	$—
Other assets(a)(b)	$500	$500	$500	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$81,613	$90,941	$—	$—	$90,941
Loan receivables held for sale(c)	$725	$726	$—	$—	$726

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$65,154	$65,544	$—	$65,544	$—
Borrowings of consolidated securitization entities	$10,412	$10,513	$—	$7,613	$2,900
Senior unsecured notes	$9,454	$9,924	$—	$9,924	$—
_______________________

(a)
For cash and equivalents and restricted cash and equivalents, carrying value approximates fair value due to the liquid nature and short maturity of these instruments. Cash equivalents classified as Level 2 represent U.S. Government and Federal Agency debt securities with original maturities of three months or less or acquired within 3 months or less of their maturity.

(b)	This balance relates to restricted cash and equivalents, which is included in other assets.

(c)
Under certain retail partner program agreements, the expected sales proceeds related to the sale of their credit card portfolio may be limited to the amounts owed by our customers, which may be less than the fair value indicated above.

NOTE 10.    REGULATORY AND CAPITAL ADEQUACY
As a savings and loan holding company and a financial holding company, we are subject to regulation, supervision and examination by the Federal Reserve Board and subject to the capital requirements as prescribed by Basel III capital rules and the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Bank is a federally chartered savings association. As such, the Bank is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency of the U.S. Treasury (the “OCC”), which is its primary regulator, and by the Consumer Financial Protection Bureau (“CFPB”). In addition, the Bank, as an insured depository institution, is supervised by the FDIC.
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
In response to the COVID-19 pandemic, in March 2020 the joint federal bank regulatory agencies issued an interim final rule that allows banking organizations that implement CECL in 2020 to mitigate the effects of the CECL accounting standard in their regulatory capital for two years. This two-year delay is in addition to the three-year transition period that the agencies had already made available. The Company has elected to adopt the option provided by the interim final rule, which will largely delay the effects of CECL on its regulatory capital for the next two years, after which the effects will be phased-in over a three-year period from January 1, 2022 through December 31, 2024. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period include both the initial impact of our adoption of CECL at January 1, 2020 and 25% of subsequent changes in our allowance for credit losses during each quarter of the two-year period ended December 31, 2021, collectively the “CECL regulatory capital transition adjustment”.
At March 31, 2020 and December 31, 2019, Synchrony Financial met all applicable requirements to be deemed well-capitalized pursuant to Federal Reserve Board regulations. At March 31, 2020 and December 31, 2019, the Bank also met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. There are no conditions or events subsequent to March 31, 2020 that management believes have changed the Company's or the Bank’s capital category.
The actual capital amounts, ratios and the applicable required minimums of the Company and the Bank are as follows:
Synchrony Financial

At March 31, 2020 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)

Total risk-based capital	$13,487	16.5%	$6,531	8.0%
Tier 1 risk-based capital	$12,405	15.2%	$4,898	6.0%
Tier 1 leverage	$12,405	12.3%	$4,045	4.0%
Common equity Tier 1 Capital	$11,671	14.3%	$3,674	4.5%

At December 31, 2019 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)

Total risk-based capital	$14,211	16.3%	$6,984	8.0%
Tier 1 risk-based capital	$13,064	15.0%	$5,238	6.0%
Tier 1 leverage	$13,064	12.6%	$4,161	4.0%
Common equity Tier 1 Capital	$12,330	14.1%	$3,929	4.5%
Synchrony Bank

At March 31, 2020 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio

Total risk-based capital	$11,775	16.4%	$5,729	8.0%	$7,162	10.0%
Tier 1 risk-based capital	$10,823	15.1%	$4,297	6.0%	$5,729	8.0%
Tier 1 leverage	$10,823	12.2%	$3,549	4.0%	$4,437	5.0%
Common equity Tier I capital	$10,823	15.1%	$3,223	4.5%	$4,655	6.5%

At December 31, 2019 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio

Total risk-based capital	$11,911	15.6%	$6,094	8.0%	$7,618	10.0%
Tier 1 risk-based capital	$10,907	14.3%	$4,571	6.0%	$6,094	8.0%
Tier 1 leverage	$10,907	11.9%	$3,671	4.0%	$4,589	5.0%
Common equity Tier I capital	$10,907	14.3%	$3,428	4.5%	$4,952	6.5%
_______________________

(a)
Capital ratios are calculated based on the Basel III Standardized Approach rules. Capital amounts and ratios at March 31, 2020 in the above tables reflect the application of the CECL regulatory capital transition adjustment.

(b)
At March 31, 2020 and at December 31, 2019, Synchrony Financial and the Bank also must maintain a capital conservation buffer of common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 2.5 percentage points to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.

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

The following table presents the calculation of basic and diluted earnings per share:

	Three months ended March 31,
(in millions, except per share data)	2020	2019

Net earnings	$286	$1,107
Preferred stock dividends	(11)	—
Net earnings available to common stockholders	$275	$1,107

Weighted average common shares outstanding, basic	604.9	706.3
Effect of dilutive securities	2.5	2.6
Weighted average common shares outstanding, dilutive	607.4	708.9

Earnings per basic common share	$0.45	$1.57
Earnings per diluted common share	$0.45	$1.56

We have issued certain stock-based awards under the Synchrony Financial 2014 Long-Term Incentive Plan. A total of 5 million shares for both the three months ended March 31, 2020 and 2019, respectively, related to these awards, were considered anti-dilutive and therefore were excluded from the computation of diluted earnings per share.
NOTE 12.    INCOME TAXES
Unrecognized Tax Benefits

($ in millions)	March 31, 2020	December 31, 2019
Unrecognized tax benefits, excluding related interest expense and penalties(a)	$239	$255
Portion that, if recognized, would reduce tax expense and effective tax rate(b)	$184	$172
____________________

(a)	Interest and penalties related to unrecognized tax benefits were not material for all periods presented.

(b)
Includes gross state and local unrecognized tax benefits net of the effects of associated U.S. federal income taxes. Excludes amounts attributable to any related valuation allowances resulting from associated increases in deferred tax assets.

We establish a liability that represents the difference between a tax position taken (or expected to be taken) on an income tax return and the amount of taxes recognized in our financial statements. The liability associated with the unrecognized tax benefits is adjusted periodically when new information becomes available. The amount of unrecognized tax benefits that is reasonably possible to be resolved in the next twelve months is expected to be $77 million, of which $56 million, if recognized, would reduce the Company's tax expense and effective tax rate.
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
On February 28, 2020, the Company executed a Memorandum of Understanding with the IRS to participate voluntarily in the IRS Compliance Assurance Process (“CAP”) program for the 2020 tax year. Under the CAP program, the IRS reviews the federal tax positions of the Company to identify and resolve any tax issues that may arise throughout the tax year. The objectives of the CAP are to resolve issues in an efficient and contemporaneous manner and eliminate the need for a lengthy post-filing examination. As a result of participating in this program, the Company’s unexamined federal tax returns with an open statute for 2016-2019 will be risk assessed as part of the required compliance check for the first CAP year to determine if further review is warranted.
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
On November 2, 2018, a putative class action lawsuit, Retail Wholesale Department Store Union Local 338 Retirement Fund v. Synchrony Financial, et al., was filed in the U.S. District Court for the District of Connecticut, naming as defendants the Company and two of its officers. The lawsuit asserts violations of the Exchange Act for allegedly making materially misleading statements and/or omitting material information concerning the Company’s underwriting practices and private-label card business, and was filed on behalf of a putative class of persons who purchased or otherwise acquired the Company’s common stock between October 21, 2016 and November 1, 2018. The complaint seeks an award of unspecified compensatory damages, costs and expenses. On February 5, 2019, the court appointed Stichting Depositary APG Developed Markets Equity Pool as lead plaintiff for the putative class. On April 5, 2019, an amended complaint was filed, asserting a new claim for violations of the Securities Act in connection with statements in the offering materials for the Company’s December 1, 2017 note offering. The Securities Act claims are filed on behalf of persons who purchased or otherwise acquired Company bonds in or traceable to the December 1, 2017 note offering between December 1, 2017 and November 1, 2018. The amended complaint names as additional defendants two additional Company officers, the Company’s board of directors, and the underwriters of the December 1, 2017 note offering. The amended complaint is captioned Stichting Depositary APG Developed Markets Equity Pool and Stichting Depositary APG Fixed Income Credit Pool v. Synchrony Financial et al. On March 31, 2020, the District Court granted the defendants’ motion to dismiss the complaint with prejudice. On April 20, 2020, plaintiffs filed a notice to appeal the decision to the United States Court of Appeal for the Second Circuit.
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
We borrow money from a variety of depositors and institutions in order to provide loans to our customers. Changes in market interest rates cause our net interest income to increase or decrease, as some of our assets and liabilities carry interest rates that fluctuate with market benchmarks. The interest rate benchmark for our floating rate assets is generally the prime rate, and the interest rate benchmark for our floating rate liabilities is generally either London Interbank Offered Rate (“LIBOR”) or the federal funds rate. The prime rate and the LIBOR or federal funds rate could reset at different times or could diverge, leading to mismatches in the interest rates on our floating rate assets and floating rate liabilities.
The following table presents the approximate net interest income impacts forecasted over the next twelve months from an immediate and parallel change in interest rates affecting all interest rate sensitive assets and liabilities at March 31, 2020.

Basis Point Change	At March 31, 2020
($ in millions)
-100 basis points	$(12)
+100 basis points	$108

For a more detailed discussion of our exposure to market risk, refer to “Management's Discussion and Analysis—Quantitative and Qualitative Disclosures about Market Risk” in our 2019 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), and based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

While we have incorporated certain new controls related to our final adoption of ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments into our existing internal control environment, there was no change in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of legal proceedings, see Note 13. Legal Proceedings and Regulatory Matters to our condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
The extent to which COVID-19 and measures taken in response thereto impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict. COVID-19 has and is likely to have a material adverse impact on our results of operations and financial condition and heighten many of our known risks.
The outbreak of the global pandemic of COVID-19 and resultant economic effects of preventative measures taken across the United States and worldwide have been weighing on the macroeconomic environment, negatively impacting consumer confidence, unemployment and other economic indicators that contribute to consumer spending behavior and demand for credit. Such economic conditions reduce the usage of our credit cards and other financing products and the average purchase amount of transactions on our credit cards and through our other products, which, in each case, reduces our interest and fee income. For more information on the risks related to the extent to which key macroeconomic conditions could have a material adverse effect on our business, results of operations and financial condition, see “Risk Factors Relating to Our Business-Macroeconomic conditions could have a material adverse effect on our business, results of operations and financial condition” in our Annual Report on Form 10-K for the year ended December 31, 2019.
The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. While the magnitude of the impact from COVID-19 is uncertain, we could see:

•	a continued decline in purchase volume, which ultimately impacts the growth of our loan receivables;

•
a decline in the growth of our interest income, due to reductions in benchmark interest rates and an expectation that we will provide, for a temporary period of time, forbearance in terms of interest and fee waivers for our cardholders impacted by COVID-19; and

•	increases in our delinquencies and net charge-off rate and our allowance for credit losses, given the recent increases in filings for unemployment benefits in the U.S.

For more information, see “Management's Discussion and Analysis-Results of Operations-Business Trends and Conditions.”

In addition, the spread of COVID-19 has caused us to modify our business practices (including restricting employee travel, developing social distancing plans for our employees and cancelling physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, partners and customers. The outbreak has adversely impacted and may further adversely impact our workforce and operations and the operations of our partners, customers, suppliers and third-party vendors, throughout the time period during which the spread of COVID-19 continues and related restrictions remain in place, and even after the COVID-19 outbreak has subsided. In particular, we may experience financial losses due to a number of operational factors, including:

•	continued store closures by partners or if one or more partners becomes subject to a bankruptcy proceeding;

•	third-party disruptions, including potential outages at third-party operated call centers and other suppliers;

•	increased cyber and payment fraud risk related to COVID-19, as cybercriminals attempt to profit from the disruption, given increased online banking, e-commerce and other online activity;

•
challenges to the availability and reliability of our network due to changes to normal operations, including the possibility of one or more clusters of COVID-19 cases affecting our employees or affecting the systems or employees of our partners; and

•
an increased volume of unanticipated customer and regulatory requests for information and support, or additional regulatory requirements, which could require additional resources and costs to address, including, for example, government initiatives to reduce or eliminate payments costs.

Even after the COVID-19 outbreak has subsided, our business may continue to experience materially adverse impacts as a result of the virus’s economic impact, including the availability and cost of funding and any recession that has occurred or may occur in the future. There are no comparable recent events that provide guidance as to the effect COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change.
We do not yet know the full extent of the impacts on our business, our operations or the economy as a whole. However, the effects are likely to have a material impact on our results of operations and heighten many of our known risks described in the “Risk Factors Relating to Our Business” and “Risk Factors Relating to Regulation” sections of our Annual Report on Form 10-K for the year ended December 31, 2019.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding purchases of our common stock primarily related to our share repurchase program that were made by us or on our behalf during the three months ended March 31, 2020.

($ in millions, except per share data)	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Programs(c)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs(b)

January 1 - 31, 2020	1,206,919	$32.58	994,500	$1,317.6
February 1 - 29, 2020	15,891,676	32.25	15,751,012	809.3
March 1 - 31, 2020	16,817,253	26.36	16,816,963	366.0
Total	33,915,848	$29.34	33,562,475	$366.0
_______________________

(a)
Includes 212,419 shares, 140,664 shares and 290 shares withheld in January, February and March, respectively, to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying performance stock awards, restricted stock awards or upon the exercise of stock options.

(b)	Amounts exclude commission costs.

(c)	On May 9, 2019, the Board of Directors approved a share repurchase program of up to $4.0 billion through June 30, 2020 (the “2019 Share Repurchase Program”).
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description
31(a)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
31(b)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
32*	Certification Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included as Exhibit 101)
______________________

*	Filed electronically herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synchrony Financial
(Registrant)

April 21, 2020	/s/ Brian J. Wenzel Sr.
Date	Brian J. Wenzel Sr. Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)