Form 10-Q
period 2020-06-30
Synchrony Financial
filed 2020-07-23
CIK 1601712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 16, 2020 was 583,755,011.

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
Introduction and Business Overview
____________________________________________________________________________________________
We are a premier consumer financial services company delivering a wide range of specialized financing programs, as well as innovative consumer banking products, across key industries including digital, retail, home, auto, travel, health and pet. We provide a range of credit products through our financing programs which we have established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” For the three and six months ended June 30, 2020, we financed $31.2 billion and $63.2 billion of purchase volume, respectively, and had 64.8 million and 68.4 million average active accounts, respectively, and at June 30, 2020, we had $78.3 billion of loan receivables.
We offer our credit products primarily through our wholly-owned subsidiary, the Bank. In addition, through the Bank, we offer, directly to retail and commercial customers, a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”), including certificates of deposit, individual retirement accounts (“IRAs”), money market accounts and savings accounts. We also take deposits at the Bank through third-party securities brokerage firms that offer our FDIC-insured deposit products to their customers. We have significantly expanded our online direct banking operations in recent years and our deposit base serves as a source of stable and diversified low cost funding for our credit activities. At June 30, 2020, we had $64.1 billion in deposits, which represented 80% of our total funding sources.
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

The following table sets forth each credit product by type and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at June 30, 2020.

		Promotional Offer
Credit Product	Standard Terms Only	Deferred Interest	Other Promotional	Total
Credit cards	63.2%	17.3%	15.7%	96.2%
Commercial credit products	1.4	—	—	1.4
Consumer installment loans	—	—	2.3	2.3
Other	0.1	—	—	0.1
Total	64.7%	17.3%	18.0%	100.0%
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

•
Dual Cards and General Purpose Co-Brand Cards. Our patented Dual Cards are credit cards that function as private label credit cards when used to purchase goods and services from our partners, and as general purpose credit cards when used to make purchases from other retailers whenever cards from those card networks are accepted or for cash advance transactions. We also offer general purpose co-branded credit cards that do not function as private label cards, as well as, in limited circumstances, a Synchrony-branded general purpose credit card. Credit extended under our Dual Cards and general purpose co-branded credit cards typically is extended on standard terms only. We offer either Dual Cards or general purpose co-branded credit cards across all of our sales platforms, spanning 23 ongoing credit partners and our CareCredit Dual Card, of which the majority are Dual Cards. Consumer Dual Cards and Co-Branded cards totaled 23% of our total loan receivables portfolio at June 30, 2020.

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
COVID-19
The outbreak of the global pandemic of COVID-19 and resultant economic effects of preventative measures taken across the United States and worldwide during the six months ended June 30, 2020 have resulted in significant and numerous changes to the previously disclosed trends and conditions referred to above. As of the date of filing of this report, the duration and magnitude of the effects of COVID-19 continue to be unknown, and as such the expectations and guidance for 2020 provided during the Company’s earnings conference call on January 24, 2020 can no longer be relied upon. While the magnitude of the impact from COVID-19 is uncertain and difficult to predict, we anticipate the following key trends will be affected:

•
Growth in loan receivables and interest income. We have experienced significant declines in consumer purchase activity following the outbreak of COVID-19 and associated governmental preventative measures, such as closures of non-essential businesses. Interest and fees on loans decreased 18% for the three months ended June 30, 2020, primarily due to the sale of the Walmart consumer portfolio sale which drove a decline compared to the prior year period of approximately 10%. The remaining decrease in interest and fees on loans, along with a decline in loan receivables of 4% and a reduction in purchase volume for our ongoing partners of 13%, in all instances for the quarter ended June 30, 2020, were primarily due to the impacts of COVID-19. In addition, we have experienced a reduction in benchmark interest rates and we have also provided, for a temporary period of time, forbearance in terms of waivers of interest and fees and deferrals of minimum payments for qualifying cardholders that are impacted by COVID-19 and request relief. The decreases in loan receivables and benchmark interest rates along with the forbearance actions have led to the reductions in interest income for the three months ended June 30, 2020. While initial economic reopening phases have led to growth in purchase volume compared to the prior year for the last two weeks of the second quarter of 2020, we expect the above factors will likely result in a reduction in the growth of our interest income for the remainder of 2020. As noted above, the extent of the impacts from these conditions is currently uncertain and dependent on various factors. These factors include, the nature of and duration for which the preventative measures remain in place, including responses to recent increases in COVID-19 infections nationally, and the type of any additional stimulus measures and other policy responses that the U.S. government may adopt.

•
Adoption of ASU 2016-13 Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“CECL”). In response to the COVID-19 pandemic, in March 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law and includes a provision that permits financial institutions to defer temporarily the use of CECL. However, in a related action, the joint federal bank regulatory agencies issued an interim final rule that allows banking organizations to mitigate the effects of the CECL accounting standard in their regulatory capital. Banking organizations that are required under U.S. accounting standards to adopt CECL this year can elect to mitigate the estimated cumulative regulatory capital effects of CECL for up to two years. This two-year delay is in addition to the three-year transition period that the agencies had already made available. The Company has elected to adopt the option provided by the interim final rule, which will largely delay the effects of CECL on its regulatory capital for the next two years, after which the effects will be phased-in over a three-year period from January 1, 2022 through December 31, 2024. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period includes both the initial impact of our adoption of CECL at January 1, 2020 and 25% of subsequent changes in our allowance for credit losses during each quarter of the two-year period ended December 31, 2021.

•
Asset quality. Prior to COVID-19, we had experienced slightly improving asset quality trends that reflected stable U.S. unemployment rates and consumer confidence. In addition, over-30 day loan delinquencies as a percentage of period-end loan receivables decreased to 3.13% at June 30, 2020 from 4.43% at June 30, 2019, primarily driven by an improvement in customer payment behavior and the effects of the sale of the Walmart consumer portfolio. Forbearance actions we have taken for our customers impacted by COVID-19 have also contributed to a temporary reduction in the Company’s delinquencies as customers are not incurring changes to their delinquent status while enrolled in this short-term program. These accounts may not advance to the next delinquency cycle, including eventually to charge-off, in the same time frame that would have occurred had the forbearance relief not been granted. We anticipate that the current levels of filings for unemployment benefits in the United States, while partially mitigated by the effects of governmental actions such as the CARES Act which included unemployment benefits currently scheduled to expire in July 2020, will result in an increase in the Company’s delinquencies and net charge-off rate in the second half of 2020 and into 2021, as compared to the prior year. Similarly, we have experienced an increase to our allowance for credit losses and provision for credit losses during the three and six months ended June 30, 2020 attributable to the impact of COVID-19. To the extent the current environment continues beyond our expectations or deteriorates further, we may experience further increases to our allowance for credit losses and provision for credit losses related to COVID-19.

•
Retailer share arrangement payments under our program agreements. To the extent we experience further reductions in interest income and also increases in expected net charge-offs related to COVID-19 discussed above, we expect that the growth in absolute terms of our payments to our partners under our retailer share arrangements, compared to the prior year, will decrease.

For a further discussion of the risks and uncertainties relating to COVID-19 for our results of operations and business condition, see Item 1A. Risk Factors. For a discussion of how certain trends and conditions impacted the three and six months ended June 30, 2020, see “—Results of Operations.”
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

Results of Operations
____________________________________________________________________________________________
Highlights for the Three and Six Months Ended June 30, 2020
Below are highlights of our performance for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019, as applicable, except as otherwise noted.

•
Net earnings decreased 94.4% to $48 million for the three months ended June 30, 2020 primarily driven by lower net interest income and higher provision for credit losses, partially offset by decreases in retailer share arrangements and other expense. Net earnings decreased 83.0% to $334 million for the six months ended June 30, 2020 primarily driven by higher provision for credit losses as well as lower net interest income, partially offset by decreases in retailer share arrangements and other expense. These changes were primarily due to the impact of COVID-19 and the effects from the sale of the Walmart consumer portfolio in 2019.

•
We adopted the new CECL accounting guidance in January 2020 and recorded an increase to our allowance for loan losses of $3.0 billion. In addition, the increases in provision for credit losses for the three and six months ended June 30, 2020 included $483 million, or $365 million after-tax, and $584 million, or $441 million after-tax, respectively, attributable to applying the new CECL guidance as compared to the prior accounting guidance.

•
Loan receivables decreased 4.3% to $78.3 billion at June 30, 2020 compared to June 30, 2019, primarily driven by lower purchase volume and a decrease in average active accounts for our ongoing partner programs due to the impact of COVID-19, as well as the sale of loan receivables associated with the Yamaha portfolio.

•
Net interest income decreased 18.3% to $3.4 billion and 13.1% to $7.3 billion for the three and six months ended June 30, 2020, respectively, primarily due to a decrease in interest and fees on loans due to the Walmart consumer portfolio sale and the impact of COVID-19, partially offset by a decrease in interest expense reflecting lower benchmark interest rates.

•
Retailer share arrangements decreased 10.0% to $773 million and 6.3% to $1.7 billion for the three and six months ended June 30, 2020, respectively, reflecting the initial impact of COVID-19 on program performance.

•
Over-30 day loan delinquencies as a percentage of period-end loan receivables decreased 130 basis points to 3.13% at June 30, 2020, and the net charge-off rate decreased 66 basis points to 5.35% and 69 basis points to 5.35% for the three and six months ended June 30, 2020, respectively.

•
Provision for credit losses increased by $475 million, or 39.6%, and $1,293, or 62.9%, for the three and six months ended June 30, 2020, respectively, primarily driven by a higher reserve build reflecting the projected impacts of COVID-19, the increases attributable to CECL discussed above and the effects of the prior year reductions in reserves for credit losses of $247 million and $769 million, respectively, related to the Walmart consumer portfolio sale. Our allowance coverage ratio (allowance for credit losses as a percent of period-end loan receivables) increased to 12.52% at June 30, 2020, as compared to 7.10% at June 30, 2019, primarily due to the impact of the CECL implementation and impacts from COVID-19.

•
Other expense decreased by $73 million, or 6.9%, and $114 million, or 5.4%, for the three and six months ended June 30, 2020, respectively, primarily driven by the cost reductions related to the sale of the Walmart consumer portfolio, the lower purchase volume and average active accounts experienced in the current quarter and reductions in certain discretionary spend. These decreases were partially offset by higher operational losses, expenditures related to our response to COVID-19 and charitable contributions made in the second quarter.

•	At June 30, 2020, deposits represented 80% of our total funding sources. Total deposits decreased by 1.5% to $64.1 billion at June 30, 2020, compared to December 31, 2019.

•	During the six months ended June 30, 2020, we declared and paid cash dividends on our Series A 5.625% non-cumulative preferred stock of $28.28 per share, or $22 million.

•
During the six months ended June 30, 2020, we repurchased $1.0 billion of our outstanding common stock, and declared and paid cash dividends of $0.44 per share, or $263 million. In response to COVID-19, we have suspended share repurchases until we have greater visibility as to the current economic environment.

2020 Partner Agreements

•	In our Retail Card sales platform, we launched new programs with Harbor Freight Tools and Verizon.

•
In our Payment Solutions sales platform, we announced our new partnerships with Adorama, Club Champion, HiSun, Modani Furniture and Piaggio, extended our program agreements with ABC Warehouse, Bernina, CarX, Englert, Hanks, Icahn Enterprises LP automotive brands (Pep Boys, AAMCO Transmissions, Precision Tune Auto Care, Cottman Transmission and Auto Plus Auto Parts), Living Spaces, Puronics and Vanderhall and completed the sale of loan receivables associated with the Yamaha portfolio.

•
In our CareCredit sales platform, we expanded our network through our new partnership with AdventHealth, extended Pets Best's relationship with Progressive and renewed our agreements with Vision Group Holdings and West Coast Dental.

Summary Earnings
The following table sets forth our results of operations for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2020	2019	2020	2019
Interest income	$3,830	$4,738	$8,237	$9,524
Interest expense	434	583	951	1,143
Net interest income	3,396	4,155	7,286	8,381
Retailer share arrangements	(773)	(859)	(1,699)	(1,813)
Provision for credit losses	1,673	1,198	3,350	2,057
Net interest income, after retailer share arrangements and provision for credit losses	950	2,098	2,237	4,511
Other income	95	90	192	182
Other expense	986	1,059	1,988	2,102
Earnings before provision for income taxes	59	1,129	441	2,591
Provision for income taxes	11	276	107	631
Net earnings	$48	$853	$334	$1,960
Net earnings available to common stockholders	$37	$853	$312	$1,960

Other Financial and Statistical Data
The following table sets forth certain other financial and statistical data for the periods indicated.

	At and for the		At and for the
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2020	2019	2020	2019
Financial Position Data (Average):
Loan receivables, including held for sale	$78,697	$88,792	$81,563	$89,344
Total assets	$97,958	$104,903	$99,340	$105,100
Deposits	$64,607	$64,497	$64,636	$64,280
Borrowings	$16,821	$21,328	$17,807	$21,811
Total equity	$12,181	$14,818	$12,386	$14,804
Selected Performance Metrics:
Purchase volume(1)(2)	$31,155	$38,291	$63,197	$70,804
Retail Card	$24,380	$29,530	$48,388	$54,190
Payment Solutions	$4,823	$5,948	$10,198	$11,197
CareCredit	$1,952	$2,813	$4,611	$5,417
Average active accounts (in thousands)(2)(3)	64,836	75,525	68,401	76,545
Net interest margin(4)	13.53%	15.75%	14.35%	15.92%
Net charge-offs	$1,046	$1,331	$2,171	$2,675
Net charge-offs as a % of average loan receivables, including held for sale	5.35%	6.01%	5.35%	6.04%
Allowance coverage ratio(5)	12.52%	7.10%	12.52%	7.10%
Return on assets(6)	0.2%	3.3%	0.7%	3.8%
Return on equity(7)	1.6%	23.1%	5.4%	26.7%
Equity to assets(8)	12.43%	14.13%	12.47%	14.09%
Other expense as a % of average loan receivables, including held for sale	5.04%	4.78%	4.90%	4.74%
Efficiency ratio(9)	36.3%	31.3%	34.4%	31.1%
Effective income tax rate	18.6%	24.4%	24.3%	24.4%
Selected Period-End Data:
Loan receivables	$78,313	$81,796	$78,313	$81,796
Allowance for credit losses	$9,802	$5,809	$9,802	$5,809
30+ days past due as a % of period-end loan receivables(10)	3.13%	4.43%	3.13%	4.43%
90+ days past due as a % of period-end loan receivables(10)	1.77%	2.16%	1.77%	2.16%
Total active accounts (in thousands)(2)(3)	63,430	76,065	63,430	76,065
______________________

(1)	Purchase volume, or net credit sales, represents the aggregate amount of charges incurred on credit cards or other credit product accounts less returns during the period.

(2)	Includes activity and accounts associated with loan receivables held for sale.

(3)	Active accounts represent credit card or installment loan accounts on which there has been a purchase, payment or outstanding balance in the current month.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

(5)	Allowance coverage ratio represents allowance for credit losses divided by total period-end loan receivables.

(6)	Return on assets represents net earnings as a percentage of average total assets.

(7)	Return on equity represents net earnings as a percentage of average total equity.

(8)	Equity to assets represents average total equity as a percentage of average total assets.

(9)	Efficiency ratio represents (i) other expense, divided by (ii) sum of net interest income, plus other income, less retailer share arrangements.

(10)	Based on customer statement-end balances extrapolated to the respective period-end date.

Average Balance Sheet
The following tables set forth information for the periods indicated regarding average balance sheet data, which are used in the discussion of interest income, interest expense and net interest income that follows.

	2020			2019
Three months ended June 30 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$15,413	$3	0.08%	$10,989	$66	2.41%
Securities available for sale	6,804	19	1.12%	6,010	36	2.40%
Loan receivables, including held for sale(3):
Credit cards	75,942	3,740	19.81%	85,488	4,557	21.38%
Consumer installment loans	1,546	37	9.63%	1,924	44	9.17%
Commercial credit products	1,150	30	10.49%	1,330	34	10.25%
Other	59	1	NM	50	1	NM
Total loan receivables, including held for sale	78,697	3,808	19.46%	88,792	4,636	20.94%
Total interest-earning assets	100,914	3,830	15.26%	105,791	4,738	17.96%
Non-interest-earning assets:
Cash and due from banks	1,486			1,271
Allowance for credit losses	(9,221)			(5,911)
Other assets	4,779			3,752
Total non-interest-earning assets	(2,956)			(888)
Total assets	$97,958			$104,903
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$64,298	$293	1.83%	$64,226	$397	2.48%
Borrowings of consolidated securitization entities	8,863	59	2.68%	11,785	90	3.06%
Senior unsecured notes	7,958	82	4.14%	9,543	96	4.03%
Total interest-bearing liabilities	81,119	434	2.15%	85,554	583	2.73%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	309			271
Other liabilities	4,349			4,260
Total non-interest-bearing liabilities	4,658			4,531
Total liabilities	85,777			90,085
Equity
Total equity	12,181			14,818
Total liabilities and equity	$97,958			$104,903
Interest rate spread(4)			13.11%			15.23%
Net interest income		$3,396			$4,155
Net interest margin(5)			13.53%			15.75%

	2020			2019
Six months ended June 30 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$14,158	$45	0.64%	$11,011	$131	2.40%
Securities available for sale	6,379	44	1.39%	5,826	70	2.42%
Loan receivables, including held for sale(3):
Credit cards	78,830	8,012	20.44%	86,125	9,168	21.47%
Consumer installment loans	1,489	72	9.72%	1,884	86	9.21%
Commercial credit products	1,196	63	10.59%	1,291	68	10.62%
Other	48	1	4.19%	44	1	4.58%
Total loan receivables, including held for sale	81,563	8,148	20.09%	89,344	9,323	21.04%
Total interest-earning assets	102,100	8,237	16.22%	106,181	9,524	18.09%
Non-interest-earning assets:
Cash and due from banks	1,468			1,303
Allowance for credit losses	(8,965)			(6,125)
Other assets	4,737			3,741
Total non-interest-earning assets	(2,760)			(1,081)
Total assets	$99,340			$105,100
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$64,332	$649	2.03%	$64,002	$772	2.43%
Borrowings of consolidated securitization entities	9,425	132	2.82%	12,592	190	3.04%
Senior unsecured notes	8,382	170	4.08%	9,219	181	3.96%
Total interest-bearing liabilities	82,139	951	2.33%	85,813	1,143	2.69%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	304			278
Other liabilities	4,511			4,205
Total non-interest-bearing liabilities	4,815			4,483
Total liabilities	86,954			90,296
Equity
Total equity	12,386			14,804
Total liabilities and equity	$99,340			$105,100
Interest rate spread(4)			13.89%			15.40%
Net interest income		$7,286			$8,381
Net interest margin(5)			14.35%			15.92%
_______________________

(1)	Average yields/rates are based on total interest income/expense over average balances.

(2)
Includes average restricted cash balances of $645 million and $426 million for the three months ended June 30, 2020 and 2019, respectively, and $813 million and $706 million for the six months ended June 30, 2020 and 2019, respectively.

(3)
Interest income on loan receivables includes fees on loans of $448 million and $661 million for the three months ended June 30, 2020 and 2019, respectively, and $1.1 billion and $1.4 billion for the six months ended June 30, 2020 and 2019, respectively.

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
Interest Income
Interest income decreased by $908 million, or 19.2%, for the three months ended June 30, 2020 primarily driven by a decrease in interest and fees on loans of 17.9%. The sale of the Walmart consumer portfolio drove a decline in interest and fees on loans compared to the prior year period of approximately 10% and the remaining decrease was primarily due to the impact of COVID-19.
Interest income decreased by $1.3 billion, or 13.5%, for the six months ended June 30, 2020 primarily driven by a decrease in interest and fees on loans related to the Walmart consumer portfolio sale, as well as the impact of COVID-19.
Average interest-earning assets

Three months ended June 30 ($ in millions)	2020	%	2019	%
Loan receivables, including held for sale	$78,697	78.0%	$88,792	83.9%
Liquidity portfolio and other	22,217	22.0%	16,999	16.1%
Total average interest-earning assets	$100,914	100.0%	$105,791	100.0%

Six months ended June 30 ($ in millions)	2020	%	2019	%
Loan receivables, including held for sale	$81,563	79.9%	$89,344	84.1%
Liquidity portfolio and other	20,537	20.1%	16,837	15.9%
Total average interest-earning assets	$102,100	100.0%	$106,181	100.0%
The decreases in average loan receivables, including held for sale, of 11.4% and 8.7% for the three and six months ended June 30, 2020, respectively, were primarily driven by the sale of loan receivables associated with the Walmart and Yamaha portfolios, in October 2019 and January 2020, respectively. In addition, the decreases also reflect the decline in purchase volume and average active accounts at our ongoing partner programs for the quarter ended June 30, 2020 of 12.9% and 5.1%, respectively, due to the impact of COVID-19.
Yield on average interest-earning assets
The yield on average interest-earning assets decreased for the three and six months ended June 30, 2020, primarily due to decreases in the percentage of interest-earning assets attributable to loan receivables and decreases in loan receivable yield. The decrease in loan receivable yield was 148 basis points to 19.46% and 95 basis points to 20.09% for the three and six months ended June 30, 2020, respectively, primarily driven by lower benchmark rates, the sale of the Walmart consumer portfolio, as well as fee and interest waivers related to COVID-19.
Interest Expense
Interest expense decreased by $149 million, or 25.6%, and $192 million, or 16.8%, for the three and six months ended June 30, 2020, respectively, driven primarily by lower benchmark interest rates and a decrease in borrowings of our securitization entities. Our cost of funds decreased to 2.15% and 2.33% for the three and six months ended June 30, 2020, respectively, compared to 2.73% and 2.69% for the three and six months ended June 30, 2019, respectively.
Average interest-bearing liabilities

Three months ended June 30 ($ in millions)	2020	%	2019	%
Interest-bearing deposit accounts	$64,298	79.3%	$64,226	75.1%
Borrowings of consolidated securitization entities	8,863	10.9%	11,785	13.8%
Senior unsecured notes	7,958	9.8%	9,543	11.1%
Total average interest-bearing liabilities	$81,119	100.0%	$85,554	100.0%

Six months ended June 30 ($ in millions)	2020	%	2019	%
Interest-bearing deposit accounts	$64,332	78.3%	$64,002	74.6%
Borrowings of consolidated securitization entities	9,425	11.5%	12,592	14.7%
Senior unsecured notes	8,382	10.2%	9,219	10.7%
Total average interest-bearing liabilities	$82,139	100.0%	$85,813	100.0%
Net Interest Income
Net interest income decreased by $759 million, or 18.3%, and $1.1 billion, or 13.1%, for the three and six months ended June 30, 2020, respectively, primarily driven by a decrease in interest and fees on loans due to the Walmart consumer portfolio sale and the impact of COVID-19, partially offset by decreases in interest expense reflecting lower benchmark interest rates.
Retailer Share Arrangements
Retailer share arrangements decreased by $86 million, or 10.0%, and $114 million, or 6.3%, for the three and six months ended June 30, 2020, respectively, reflecting the initial impact of COVID-19 on program performance, including lower benchmark rates.
Provision for Credit Losses
Provision for credit losses increased by $475 million, or 39.6%, and $1.3 billion, or 62.9%, for the three and six months ended June 30, 2020, respectively, primarily driven by the higher reserve build in the current year periods and the prior year reductions in reserves for credit losses related to the Walmart consumer portfolio sale.
The higher reserve build reflects both the projected impacts of COVID-19 and the increases attributable to the CECL implementation of $483 million and $584 million for the three and six months ended June 30, 2020, respectively. The prior year reductions in reserves related to the Walmart portfolio were $247 million and $769 million for the three and six months ended June 30, 2020, respectively. These current year increases were partially offset by lower net charge-offs.
Other Income

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2020	2019	2020	2019
Interchange revenue	$134	$194	$295	$359
Debt cancellation fees	69	69	138	137
Loyalty programs	(134)	(192)	(292)	(359)
Other	26	19	51	45
Total other income	$95	$90	$192	$182
Other income increased by $5 million, or 5.6%, and increased by $10 million, or 5.5%, for the three and six months ended June 30, 2020, respectively, primarily driven by lower loyalty costs, partially offset by a decrease in interchange revenue.
The decreases in loyalty costs and interchange revenue were primarily due to the Walmart consumer portfolio sale and the reduction in purchase volume experienced in the current quarter due to the impact of COVID-19.

Other Expense

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2020	2019	2020	2019
Employee costs	$327	$358	$651	$711
Professional fees	189	231	386	463
Marketing and business development	91	135	202	258
Information processing	116	123	239	236
Other	263	212	510	434
Total other expense	$986	$1,059	$1,988	$2,102
Other expense decreased by $73 million, or 6.9%, and $114 million, or 5.4%, for the three and six months ended June 30, 2020, respectively, primarily driven by decreases in professional fees, marketing and business development and employee costs, partially offset by higher other expense.
The decreases in professional fees were primarily driven by interim servicing costs in the prior year associated with acquired portfolios, including the PayPal Credit portfolio. The decreases in marketing and business development were primarily driven by the reduction in purchase volume and active accounts we experienced in the quarter ended June 30, 2020 due to the impact of COVID-19. The decreases in employee costs, despite the subsequent conversion of acquired portfolios, were primarily due to cost reductions associated with the Walmart consumer portfolio sale and lower stock-based and other compensation expense. The "other" component increased primarily due to higher operational losses, expenditures related to our response to COVID-19 and charitable contributions.
Provision for Income Taxes

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2020	2019	2020	2019
Effective tax rate	18.6%	24.4%	24.3%	24.4%
Provision for income taxes	$11	$276	$107	$631
The effective tax rate for the three months ended June 30, 2020 decreased compared to the same period in the prior year primarily due to the significant decline in pre-tax income, which led to a larger impact related to discrete tax benefits. The effective tax rate for the six months ended June 30, 2020 decreased slightly compared to the same period in the prior year. For the six months ended June 30, 2020, the effective tax rate differs from the applicable U.S. federal statutory tax rate primarily due to state income taxes.
Platform Analysis
As discussed above under “—Our Sales Platforms,” we offer our products through three sales platforms (Retail Card, Payment Solutions and CareCredit), which management measures based on their revenue-generating activities. The following is a discussion of certain supplemental information for the three and six months ended June 30, 2020, for each of our sales platforms.

Retail Card

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2020	2019	2020	2019
Purchase volume	$24,380	$29,530	$48,388	$54,190
Period-end loan receivables	$49,967	$52,307	$49,967	$52,307
Average loan receivables, including held for sale	$50,238	$59,861	$52,029	$60,409
Average active accounts (in thousands)	46,970	57,212	49,982	58,132

Interest and fees on loans	$2,640	$3,390	$5,677	$6,844
Retailer share arrangements	$(752)	$(836)	$(1,656)	$(1,776)
Other income	$56	$59	$115	$135
Retail Card interest and fees on loans decreased by $750 million, or 22.1%, for the three months ended June 30, 2020 primarily due to the sale of the Walmart consumer portfolio, which drove a decline compared to the prior year period of approximately 14%. The remaining decrease was primarily due to the impact of COVID-19. Retail Card interest and fees on loans decreased by $1.2 billion, or 17.1%, for the six months ended June 30, 2020 driven by these same factors.
Retailer share arrangements decreased by $84 million, or 10.0%, and $120 million, or 6.8%, for the three and six months ended June 30, 2020, respectively, primarily as a result of the factors discussed under the heading “Retailer Share Arrangements” above.
Other income decreased by $3 million, or 5.1%, and $20 million, or 14.8%, for the three and six months ended June 30, 2020, respectively, primarily as a result of decreases in interchange revenue, partially offset by decreases in loyalty costs.
Payment Solutions

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2020	2019	2020	2019
Purchase volume	$4,823	$5,948	$10,198	$11,197
Period-end loan receivables	$19,119	$19,766	$19,119	$19,766
Average loan receivables, including held for sale	$19,065	$19,409	$19,705	$19,453
Average active accounts (in thousands)	11,900	12,227	12,266	12,321

Interest and fees on loans	$632	$685	$1,338	$1,371
Retailer share arrangements	$(18)	$(21)	$(36)	$(33)
Other income	$14	$11	$27	$12
Payment Solutions interest and fees on loans decreased by $53 million, or 7.7%, and $33 million, or 2.4%, for the three and six months ended June 30, 2020, respectively. The decreases were primarily driven by lower late fees in the three months ended June 30, 2020 as well as the sale of the Yamaha portfolio in January 2020.

CareCredit

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2020	2019	2020	2019
Purchase volume	$1,952	$2,813	$4,611	$5,417
Period-end loan receivables	$9,227	$9,723	$9,227	$9,723
Average loan receivables	$9,394	$9,522	$9,829	$9,482
Average active accounts (in thousands)	5,966	6,086	6,153	6,092

Interest and fees on loans	$536	$561	$1,133	$1,108
Retailer share arrangements	$(3)	$(2)	$(7)	$(4)
Other income	$25	$20	$50	$35
CareCredit interest and fees on loans decreased by $25 million, or 4.5%, for the three months ended June 30, 2020, primarily driven by lower merchant discount as a result of the 31% decline in purchase volume in the current quarter.
CareCredit interest and fees on loans increased by $25 million, or 2.3%, for the six months ended months ended June 30, 2020, primarily driven by growth in average loan receivables.
Loan Receivables
____________________________________________________________________________________________
Loan receivables are our largest category of assets and represent our primary source of revenue. The following discussion provides supplemental information regarding our loan receivables portfolio. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies and Note 4. Loan Receivables and Allowance for Credit Losses to our condensed consolidated financial statements for additional information related to our Loan Receivables, including troubled debt restructurings (“TDR’s”).
Loan receivables are our largest category of assets and represent our primary source of revenue. The following table sets forth the composition of our loan receivables portfolio by product type at the dates indicated.

($ in millions)	At June 30, 2020	(%)	At December 31, 2019	(%)
Loans
Credit cards	$75,353	96.2%	$84,606	97.1%
Consumer installment loans	1,779	2.3	1,347	1.5
Commercial credit products	1,140	1.4	1,223	1.4
Other	41	0.1	39	—
Total loans	$78,313	100.0%	$87,215	100.0%
Loan receivables decreased 10.2% to $78.3 billion at June 30, 2020 compared to December 31, 2019, primarily driven by lower purchase volume and a decrease in average active accounts for our ongoing partner programs due to the impact of COVID-19, as well as the seasonality of our business.
Loan receivables decreased 4.3% to $78.3 billion at June 30, 2020 compared to June 30, 2019, primarily driven by lower purchase volume and a decrease in average active accounts for our ongoing partner programs due to the impact of COVID-19, as well as the sale of loan receivables associated with the Yamaha portfolio.

Our loan receivables portfolio had the following geographic concentration at June 30, 2020.

($ in millions)	Loan Receivables Outstanding	% of Total Loan Receivables Outstanding
State
California	$8,122	10.4%
Texas	$8,016	10.2%
Florida	$6,711	8.6%
New York	$4,326	5.5%
North Carolina	$3,230	4.1%
COVID-19 Related Loan Modifications
TDRs are those loans for which we have granted a concession to a borrower experiencing financial difficulties where we do not receive adequate compensation. These loans are identified at the point when the borrower enters into a modification program. See Note 4 to our Condensed Consolidated Financial Statements for additional information on loans classified as TDRs. However, short-term loan modifications to support our customers impacted by COVID-19 are not accounted for as a TDR.
Under the CARES Act, banks may elect to deem that loan modifications do not result in TDRs if they are (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. At June 30, 2020, we have not made such an election. Additionally, certain other short-term modifications made on a good faith basis in response to COVID-19 are not considered TDRs under ASC Subtopic 310-40. This includes delays in payment that are insignificant or short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers or extensions of repayment terms to borrowers who were current prior to any relief. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.
We have provided support to our customers impacted by COVID-19 through various actions, such as minimum payment deferrals and interest and late fee waivers. Loans enrolled in minimum payment deferrals generally continue to accrue interest and their delinquency status as of the modification date will not advance through the deferment period. Our delinquency data at June 30, 2020 is impacted by these forbearance actions as these accounts do not advance to the next delinquency cycle, including eventually to charge-off, in the same time frame that would have occurred had the forbearance relief not been granted.
During the six-months ended June 30, 2020, we enrolled approximately 1.7 million customers in short-term modifications to defer minimum payments, representing $3.2 billion in loan receivables. The substantial majority of these enrollments were for our credit card customers. For certain customers we also provided waivers of interest charges or late fees. During the six-months ended June 30, 2020, the waivers of interest and late fees provided to our customers resulted in foregone interest and fee income of $67 million.
At June 30, 2020, approximately 0.5 million customers, representing $1.1 billion in loan receivables or approximately 1% of total loan receivables, remained in these short-term modification programs.
Delinquencies
Over-30 day loan delinquencies as a percentage of period-end loan receivables decreased to 3.13% at June 30, 2020 from 4.43% at June 30, 2019, and decreased from 4.44% at December 31, 2019. The decrease compared to the prior year period was primarily driven by an improvement in customer payment behavior and the effects of the sale of the Walmart consumer portfolio. The current quarter decrease as compared to December 31, 2019 primarily reflects the impact from the improvement in customer payment behavior as well as the seasonality of our business.

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

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net charge-off rate	5.35%	6.01%	5.35%	6.04%
Allowance for Credit Losses and Impact of Adoption of CECL
The allowance for credit losses totaled $9.8 billion at June 30, 2020, compared with allowance for loan losses of $5.6 billion at December 31, 2019 and $5.8 billion at June 30, 2019. Similarly, our allowance for credit losses as a percentage of total loan receivables increased to 12.52% at June 30, 2020, from 6.42% at December 31, 2019 and increased from 7.10% at June 30, 2019.
The increases in the allowance for credit losses and allowance coverage ratio reflect the impact of the CECL adoption and implementation in January 2020. Upon adoption of the new accounting standard on January 1, 2020, we recorded an increase to our allowance for loan losses of $3.0 billion. The allowance for credit losses at June 30, 2020 reflects our estimate of expected credit losses for the life of the loan receivables on our condensed consolidated statement of financial position at June 30, 2020, which includes the consideration of current and expected macroeconomic conditions that existed at that date.
During the initial year of implementation of the new CECL accounting standard we continue to determine what our allowance for credit losses and allowance coverage ratio would have been if the prior accounting guidance were still in effect, in order to help provide comparability with our prior year results. The following table illustrates the effects of the implementation of the new accounting standard to our allowance for credit losses and allowance coverage ratio at June 30, 2020.

($ in millions)	Amounts under prior accounting guidance(1)	Impact of adoption of CECL	Ongoing implementation of CECL model	GAAP reported amounts
At June 30, 2020
Allowance for credit losses	$6,197	$3,021	$584	$9,802
Allowance coverage ratio	7.91%	3.86%	0.75%	12.52%
______________________

(1)
Amounts shown above as if the prior accounting guidance remained in effect are non-GAAP measures, and are presented only in this initial year after adoption for comparability with the prior year reported GAAP metrics.

In addition to the effects of the increases attributable to CECL noted in the above table, our allowance coverage ratio increased as compared to both December 31, 2019 and June 30, 2019 primarily due the projected impacts from COVID-19.

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
Funding Sources
Our primary funding sources include cash from operations, deposits (direct and brokered deposits), securitized financings and senior unsecured notes.
The following table summarizes information concerning our funding sources during the periods indicated:

	2020			2019
Three months ended June 30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$64,298	79.3%	1.8%	$64,226	75.1%	2.5%
Securitized financings	8,863	10.9	2.7	11,785	13.8	3.1
Senior unsecured notes	7,958	9.8	4.1	9,543	11.1	4.0
Total	$81,119	100.0%	2.2%	$85,554	100.0%	2.7%
______________________

(1)
Excludes $309 million and $271 million average balance of non-interest-bearing deposits for the three months ended June 30, 2020 and 2019, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the three months ended June 30, 2020 and 2019.

	2020			2019
Six months ended June 30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$64,332	78.3%	2.0%	$64,002	74.6%	2.4%
Securitized financings	9,425	11.5	2.8	12,592	14.7	3.0
Senior unsecured notes	8,382	10.2	4.1	9,219	10.7	4.0
Total	$82,139	100.0%	2.3%	$85,813	100.0%	2.7%
______________________

(1)
Excludes $304 million and $278 million average balance of non-interest-bearing deposits for the six months ended June 30, 2020 and 2019, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the six months ended June 30, 2020 and 2019.

Deposits
We obtain deposits directly from retail and commercial customers (“direct deposits”) or through third-party brokerage firms that offer our deposits to their customers (“brokered deposits”). At June 30, 2020, we had $53.0 billion in direct deposits and $11.1 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger that channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to continue to utilize our direct deposits base as a source of stable and diversified low-cost funding.
Our direct deposits include a range of FDIC-insured deposit products, including certificates of deposit, IRAs, money market accounts and savings accounts.
Brokered deposits are primarily from retail customers of large brokerage firms. We have relationships with 11 brokers that offer our deposits through their networks. Our brokered deposits consist primarily of certificates of deposit that bear interest at a fixed rate and at June 30, 2020, had a weighted average remaining life of 2.1 years. These deposits generally are not subject to early withdrawal.

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
The following table summarizes certain information regarding our interest-bearing deposits by type (all of which constitute U.S. deposits) for the periods indicated:

Three months ended June 30 ($ in millions)	2020			2019
	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$31,806	49.5%	2.2%	$33,492	52.2%	2.5%
Savings accounts (including money market accounts)	21,023	32.7	1.3	18,628	29.0	2.2
Brokered deposits	11,469	17.8	1.8	12,106	18.8	2.8
Total interest-bearing deposits	$64,298	100.0%	1.8%	$64,226	100.0%	2.5%

Six months ended June 30 ($ in millions)	2020			2019
	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$32,913	51.2%	2.4%	$32,662	51.1%	2.5%
Savings accounts (including money market accounts)	20,333	31.6	1.5	18,509	28.9	2.2
Brokered deposits	11,086	17.2	2.1	12,831	20.0	2.7
Total interest-bearing deposits	$64,332	100.0%	2.0%	$64,002	100.0%	2.4%
Our deposit liabilities provide funding with maturities ranging from one day to ten years.
The following table summarizes total deposits by contractual maturity at June 30, 2020:

($ in millions)	3 Months or Less	Over 3 Months but within 6 Months	Over 6 Months but within 12 Months	Over 12 Months	Total
U.S. deposits (less than FDIC insurance limit)(1)(2)	$25,208	$4,040	$11,109	$10,973	$51,330
U.S. deposits (in excess of FDIC insurance limit)(2)
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	1,108	1,170	3,256	1,920	7,454
Savings accounts (including money market accounts)	5,336	—	—	—	5,336
Brokered deposits:
Sweep accounts	28	—	—	—	28
Total	$31,680	$5,210	$14,365	$12,893	$64,148
______________________

(1)	Includes brokered certificates of deposit for which underlying individual deposit balances are assumed to be less than $250,000.

(2)	The standard deposit insurance amount is $250,000 per depositor, for each account ownership category. Deposits in excess of FDIC insurance limit presented above include partially uninsured accounts.
At June 30, 2020, the weighted average maturity of our interest-bearing time deposits was 1.2 years. See Note 7. Deposits to our condensed consolidated financial statements for more information on the maturities of our time deposits.

Securitized Financings
We access the asset-backed securitization market using the Synchrony Credit Card Master Note Trust (“SYNCT”) and the Synchrony Card Issuance Trust (“SYNIT”) through which we may issue asset-backed securities through both public transactions and private transactions funded by financial institutions and commercial paper conduits. In addition, we issue asset-backed securities in private transactions through the Synchrony Sales Finance Master Trust (“SFT”).
The following table summarizes expected contractual maturities of the investors’ interests in securitized financings, excluding debt premiums, discounts and issuance costs at June 30, 2020.

($ in millions)	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years	Total
Scheduled maturities of long-term borrowings—owed to securitization investors:
SYNCT(1)	$2,202	$3,015	$—	$—	$5,217
SFT	—	300	—	—	300
SYNIT(1)	—	2,600	—	—	2,600
Total long-term borrowings—owed to securitization investors	$2,202	$5,915	$—	$—	$8,117
______________________

(1)	Excludes any subordinated classes of SYNCT notes and SYNIT notes that we owned at June 30, 2020.
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
The following table summarizes for each of our trusts the three-month rolling average excess spread at June 30, 2020.

	Note Principal Balance ($ in millions)	# of Series Outstanding	Three-Month Rolling Average Excess Spread(1)
SYNCT	$5,484	10	~15.9% to 18.1%
SFT	$300	8	16.7%
SYNIT	$2,600	1	16.8%
______________________

(1)
Represents the excess spread (generally calculated as interest income collected from the applicable pool of loan receivables less applicable net charge-offs, interest expense and servicing costs, divided by the aggregate principal amount of loan receivables in the applicable pool) for SFT or, in the case of SYNCT and SYNIT, a range of the excess spreads relating to the particular series issued within each trust and omitting any series that have not been outstanding for at least three full monthly periods, in each case calculated in accordance with the applicable trust or series documentation, for the three securitization monthly periods ended June 30, 2020.

Senior Unsecured Notes
During the six months ended June 30, 2020 we made repayments of $1.5 billion, which included all of our previously outstanding floating rate senior unsecured notes.
The following table provides a summary of our outstanding fixed rate senior unsecured notes at June 30, 2020.

Issuance Date	Interest Rate(1)	Maturity	Principal Amount Outstanding(2)
($ in millions)
Fixed rate senior unsecured notes:
Synchrony Financial
August 2014	3.750%	August 2021	$750
August 2014	4.250%	August 2024	1,250
July 2015	4.500%	July 2025	1,000
August 2016	3.700%	August 2026	500
December 2017	3.950%	December 2027	1,000
March 2019	4.375%	March 2024	600
March 2019	5.150%	March 2029	650
July 2019	2.850%	July 2022	750
Synchrony Bank
June 2017	3.000%	June 2022	750
May 2018	3.650%	May 2021	750
Total fixed rate senior unsecured notes			$8,000
______________________

(1)	Weighted average interest rate of all senior unsecured notes at June 30, 2020 was 3.94%.

(2)	The amounts shown exclude unamortized debt discount, premiums and issuance cost.
Short-Term Borrowings
Except as described above, there were no material short-term borrowings for the periods presented.
Other
At June 30, 2020, we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
Covenants
The indenture pursuant to which our senior unsecured notes have been issued includes various covenants. If we do not satisfy any of these covenants, the maturity of amounts outstanding thereunder may be accelerated and become payable. We were in compliance with all of these covenants at June 30, 2020.
At June 30, 2020, we were not in default under any of our credit facilities.
Credit Ratings
Our borrowing costs and capacity in certain funding markets, including securitizations and senior and subordinated debt, may be affected by the credit ratings of the Company, the Bank and the ratings of our asset-backed securities.

The table below reflects our current credit ratings and outlooks:

	S&P	Fitch Ratings
Synchrony Financial
Senior unsecured debt	BBB-	BBB-
Preferred stock	BB-	B+
Outlook for Synchrony Financial senior unsecured debt	Negative	Negative
Synchrony Bank
Senior unsecured debt	BBB	BBB-
Outlook for Synchrony Bank senior unsecured debt	Negative	Negative
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
We maintain a liquidity portfolio, which at June 30, 2020 had $22.4 billion of liquid assets, primarily consisting of cash and equivalents and short-term obligations of the U.S. Treasury, less cash in transit which is not considered to be liquid, compared to $17.3 billion of liquid assets at December 31, 2019. The increase in liquid assets was primarily due to the reduction in our loan receivables, the retention of excess cash flows from operations and the seasonality of our business. Additionally, on March 15, 2020, in response to the COVID-19 pandemic, the Federal Reserve Board reduced reserve requirements for insured depository institutions to zero percent, which further increased the Bank’s available liquidity. We believe our liquidity position at June 30, 2020 remains strong as we continue to operate in a period of uncertain economic conditions related to COVID-19 and we will continue to closely monitor our liquidity as economic conditions change.
As additional sources of liquidity, at June 30, 2020, we had an aggregate of $5.2 billion of undrawn committed capacity on our securitized financings, subject to customary borrowing conditions, from private lenders under our securitization programs and $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders, and we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
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
Synchrony is not currently required to conduct stress tests. See “Regulation—Regulation Relating to Our Business—Legislative and Regulatory Developments” in our 2019 Form 10-K. In addition, while as a savings and loan holding company, we have not been subject to the Federal Reserve Board's capital planning rule to-date, we submitted a capital plan to the Federal Reserve Board in 2020. While not required, our capital plan process does include certain internal stress testing.
Dividend and Share Repurchases

Common Stock Cash Dividends Declared	Month of Payment	Amount per Common Share	Amount
($ in millions, except per share data)
Three months ended March 31, 2020	February 2020	$0.22	$135
Three months ended June 30, 2020	May 2020	0.22	128
Total dividends declared		$0.44	$263

Preferred Stock Cash Dividends Declared	Month of Payment	Amount per Preferred Share	Amount
($ in millions, except per share data)
Three months ended March 31, 2020	February 2020	$14.22	$11
Three months ended June 30, 2020	May 2020	14.06	11
Total dividends declared		$28.28	$22
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

Common Shares Repurchased Under Publicly Announced Programs	Total Number of Shares Purchased	Dollar Value of Shares Purchased
($ and shares in millions)
Three months ended March 31, 2020	33.6	$984
Three months ended June 30, 2020	—	—
Total	33.6	$984

On May 9, 2019, we announced our Board's approval of a share repurchase program of up to $4.0 billion through June 30, 2020 (the “2019 Share Repurchase Program”). Through the end of the second quarter of 2020, we have repurchased $3.6 billion of common stock as part of the 2019 Share Repurchase Program which expired at June 30, 2020. In response to COVID-19, we have suspended our share repurchase activities until we have greater visibility as to the current economic environment.
Regulatory Capital Requirements - Synchrony Financial
As a savings and loan holding company, we are required to maintain minimum capital ratios, under the applicable U.S. Basel III capital rules. For more information, see “Regulation—Savings and Loan Holding Company Regulation” in our 2019 Form 10-K.
For Synchrony Financial to be a well-capitalized savings and loan holding company, Synchrony Bank must be well-capitalized and Synchrony Financial must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. As of June 30, 2020, Synchrony Financial met all the requirements to be deemed well-capitalized.
The following table sets forth the composition of our capital ratios for the Company calculated under the Basel III Standardized Approach rules at June 30, 2020 and December 31, 2019, respectively.

	Basel III
	At June 30, 2020		At December 31, 2019
($ in millions)	Amount	Ratio(1)	Amount	Ratio(1)
Total risk-based capital	$13,558	17.6%	$14,211	16.3%
Tier 1 risk-based capital	$12,527	16.3%	$13,064	15.0%
Tier 1 leverage	$12,527	12.7%	$13,064	12.6%
Common equity Tier 1 capital	$11,793	15.3%	$12,330	14.1%
Risk-weighted assets	$77,048		$87,302
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
Capital amounts and ratios at June 30, 2020 in the above table all reflect the application of the CECL regulatory capital transition adjustment. The increase in our common equity Tier 1 capital ratio compared to December 31, 2019 was primarily due to the decrease in loan receivables and a corresponding decrease in risk-weighted assets in the six months ended June 30, 2020. The decrease in loan receivables reflects the impact of COVID-19 and the seasonality of our business.
Regulatory Capital Requirements - Synchrony Bank
At June 30, 2020 and December 31, 2019, the Bank met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. The following table sets forth the composition of the Bank’s capital ratios calculated under the Basel III Standardized Approach rules at June 30, 2020 and December 31, 2019, and also reflects the CECL regulatory capital transition adjustment in the June 30, 2020 amounts and ratios.

	At June 30, 2020		At December 31, 2019		Minimum to be Well- Capitalized under Prompt Corrective Action Provisions
($ in millions)	Amount	Ratio	Amount	Ratio	Ratio
Total risk-based capital	$11,753	17.4%	$11,911	15.6%	10.0%
Tier 1 risk-based capital	$10,846	16.0%	$10,907	14.3%	8.0%
Tier 1 leverage	$10,846	12.4%	$10,907	11.9%	5.0%
Common equity Tier 1 capital	$10,846	16.0%	$10,907	14.3%	6.5%
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
Off-Balance Sheet Arrangements and Unfunded Lending Commitments
____________________________________________________________________________________________
We do not have any material off-balance sheet arrangements, including guarantees of third-party obligations. Guarantees are contracts or indemnification agreements that contingently require us to make a guaranteed payment or perform an obligation to a third-party based on certain trigger events. At June 30, 2020, we had not recorded any contingent liabilities in our Condensed Consolidated Statement of Financial Position related to any guarantees. See Note 9 - Fair Value Measurements to our condensed consolidated financial statements for information on contingent consideration liabilities related to business acquisitions.
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

Allowance for Credit Losses
Effective January 1, 2020, losses on loan receivables are estimated and recognized upon origination of the loan, based on expected credit losses for the life of the loan balance as of the period end date. This requires us to estimate expected losses in the portfolio as of each balance sheet date. The method for calculating the estimate of expected credit loss takes into account historical experience and current conditions for homogeneous pools of loans, and reasonable and supportable forecasts about the future. We also perform a qualitative assessment in addition to model estimates and apply qualitative adjustments as necessary. The reasonable and supportable forecast period is determined based upon the accuracy level of historical loss forecast estimates, models and methodology utilized, an assessment of the current economic outlook, including the effects of COVID-19, and consideration of material changes in our loan portfolio such as changes in growth, portfolio mix and credit strategy. The reasonable and supportable forecast period used in our estimate of credit losses at June 30, 2020 was 12 months, consistent with the forecast period utilized since adoption of CECL. The Company reassesses the reasonable and supportable forecast period on a quarterly basis. Beyond the reasonable and supportable forecast period, we revert to historical loss information at the loan receivables segment level over a 6-month period, gradually increasing the weight of historical losses in the reversion period, and utilize historical loss information thereafter for the remaining life of the portfolio. The reversion period, similar to the reasonable and supportable forecast period, may change in the future depending on multiple factors such as forecasting methods, portfolio changes, and macroeconomic environment.

We evaluate each portfolio quarterly. For credit card receivables, our estimation process includes analysis of historical data, and there is a significant amount of judgment applied in selecting inputs and analyzing the results produced by the models to determine the allowance for credit losses. Our risk process includes standards and policies for reviewing major risk exposures and concentrations, and evaluates relevant data either for individual loans or on a portfolio basis, as appropriate. More specifically, we use an enhanced migration analysis to estimate the likelihood that a loan will progress through the various stages of delinquency. The enhanced migration analysis considers uncollectible principal, interest and fees reflected in the loan receivables, segmented by credit and business parameters. We use other analyses to estimate losses on non-delinquent accounts, which include past performance, bankruptcy activity such as filings, policy changes, loan volume and amounts. Holistically, for assessing the portfolio credit loss content, we also evaluate portfolio risk management techniques applied to various accounts, historical behavior of different account vintages, account seasoning, economic conditions, recent trends in delinquencies, account collection management, forecasting uncertainties, expectations about the future, and a qualitative assessment of the adequacy of the allowance for credit losses.
We estimate our allowance for credit card loan losses using pools of homogeneous loans. Further, experience is not available for new portfolios; therefore, while we accumulate experience, we utilize our experience with the most closely analogous products and segments in our portfolio. The underlying assumptions, estimates and assessments we use to provide for losses are updated periodically to reflect our view of current conditions and expectations about the future and are subject to the regulatory examination process, which can result in changes to our assumptions. Changes in such estimates can significantly affect the allowance and provision for credit losses. It is possible that we will experience credit losses that are different from our current estimates of expected credit losses.
See “Management's Discussion and Analysis—Critical Accounting Estimates” in our 2019 Form 10-K, for a detailed discussion of the critical accounting estimate related to fair value measurements.
New Accounting Standards
____________________________________________________________________________________________
See Note 2. Basis of Presentation and Summary of Significant Accounting Policies — New Accounting Standards, to our condensed consolidated financial statements for additional information related recent accounting pronouncements, including ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, which was effective and adopted by the Company on January 1, 2020.

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
To be eligible under section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board, confirmed that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 are not considered troubled debt restructurings under ASC Subtopic 310-40. This includes delays in payment that are insignificant or short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, and extensions of repayment terms to borrowers who were current prior to any relief. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.
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

ITEM 1. FINANCIAL STATEMENTS
Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
____________________________________________________________________________________________

	Three months ended June 30,		Six months ended June 30,
($ in millions, except per share data)	2020	2019	2020	2019
Interest income:
Interest and fees on loans (Note 4)	$3,808	$4,636	$8,148	$9,323
Interest on cash and debt securities	22	102	89	201
Total interest income	3,830	4,738	8,237	9,524
Interest expense:
Interest on deposits	293	397	649	772
Interest on borrowings of consolidated securitization entities	59	90	132	190
Interest on senior unsecured notes	82	96	170	181
Total interest expense	434	583	951	1,143
Net interest income	3,396	4,155	7,286	8,381
Retailer share arrangements	(773)	(859)	(1,699)	(1,813)
Provision for credit losses (Note 4)	1,673	1,198	3,350	2,057
Net interest income, after retailer share arrangements and provision for credit losses	950	2,098	2,237	4,511
Other income:
Interchange revenue	134	194	295	359
Debt cancellation fees	69	69	138	137
Loyalty programs	(134)	(192)	(292)	(359)
Other	26	19	51	45
Total other income	95	90	192	182
Other expense:
Employee costs	327	358	651	711
Professional fees	189	231	386	463
Marketing and business development	91	135	202	258
Information processing	116	123	239	236
Other	263	212	510	434
Total other expense	986	1,059	1,988	2,102
Earnings before provision for income taxes	59	1,129	441	2,591
Provision for income taxes (Note 12)	11	276	107	631
Net earnings	$48	$853	$334	$1,960
Net earnings available to common stockholders	$37	$853	$312	$1,960

Earnings per share
Basic	$0.06	$1.25	$0.52	$2.82
Diluted	$0.06	$1.24	$0.52	$2.81

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
____________________________________________________________________________________________

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2020	2019	2020	2019

Net earnings	$48	$853	$334	$1,960

Other comprehensive income (loss)
Debt securities	12	15	29	32
Currency translation adjustments	1	(1)	(7)	1
Employee benefit plans	(1)	(1)	(1)	(1)
Other comprehensive income (loss)	12	13	21	32

Comprehensive income	$60	$866	$355	$1,992
Amounts presented net of taxes.

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Financial Position (Unaudited)
____________________________________________________________________________________________

($ in millions)	At June 30, 2020	At December 31, 2019
Assets
Cash and equivalents	$16,344	$12,147
Debt securities (Note 3)	6,623	5,911
Loan receivables: (Notes 4 and 5)
Unsecuritized loans held for investment	52,629	58,398
Restricted loans of consolidated securitization entities	25,684	28,817
Total loan receivables	78,313	87,215
Less: Allowance for credit losses	(9,802)	(5,602)
Loan receivables, net	68,511	81,613
Loan receivables held for sale (Note 4)	4	725
Goodwill	1,078	1,078
Intangible assets, net (Note 6)	1,166	1,265
Other assets	2,818	2,087
Total assets	$96,544	$104,826

Liabilities and Equity
Deposits: (Note 7)
Interest-bearing deposit accounts	$63,857	$64,877
Non-interest-bearing deposit accounts	291	277
Total deposits	64,148	65,154
Borrowings: (Notes 5 and 8)
Borrowings of consolidated securitization entities	8,109	10,412
Senior unsecured notes	7,960	9,454
Total borrowings	16,069	19,866
Accrued expenses and other liabilities	4,428	4,718
Total liabilities	$84,645	$89,738

Equity:
Preferred stock, par share value $0.001 per share; 750,000 shares authorized; 750,000 shares issued and outstanding at both June 30, 2020 and December 31, 2019 and aggregate liquidation preference of $750 at both June 30, 2020 and December 31, 2019	$734	$734
Common Stock, par share value $0.001 per share; 4,000,000,000 shares authorized; 833,984,684 shares issued at both June 30, 2020 and December 31, 2019; 583,714,002 and 615,925,168 shares outstanding at June 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	9,532	9,537
Retained earnings	9,852	12,117
Accumulated other comprehensive income (loss):
Debt securities	28	(1)
Currency translation adjustments	(31)	(24)
Employee benefit plans	(34)	(33)
Treasury stock, at cost; 250,270,682 and 218,059,516 shares at June 30, 2020 and December 31, 2019, respectively	(8,183)	(7,243)
Total equity	11,899	15,088
Total liabilities and equity	$96,544	$104,826

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
____________________________________________________________________________________________

	Preferred Stock		Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2019	—	$—	833,985	$1	$9,482	$8,986	$(62)	$(3,729)	$14,678
Net earnings	—	—	—	—	—	1,107	—	—	1,107
Other comprehensive income	—	—	—	—	—	—	19	—	19
Purchases of treasury stock	—	—	—	—	—	—	—	(967)	(967)
Stock-based compensation	—	—	—	—	7	(17)	—	32	22
Dividends - common stock ($0.21 per share)	—	—	—	—	—	(150)	—	—	(150)
Other	—	—	—	—	—	13	(13)	—	—
Balance at March 31, 2019	—	$—	833,985	$1	$9,489	$9,939	$(56)	$(4,664)	$14,709
Net earnings	—	—	—	—	—	853	—	—	853
Other comprehensive income	—	—	—	—	—	—	13	—	13
Purchases of treasury stock	—	—	—	—	—	—	—	(725)	(725)
Stock-based compensation	—	—	—	—	11	(20)	—	38	29
Dividends - common stock ($0.21 per share)	—	—	—	—	—	(145)	—	—	(145)
Balance at June 30, 2019	—	$—	833,985	$1	$9,500	$10,627	$(43)	$(5,351)	$14,734

	Preferred Stock		Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2020	750	$734	833,985	$1	$9,537	$12,117	$(58)	$(7,243)	$15,088
Cumulative effect of change in accounting principle	—	—	—	—	—	(2,276)	—	—	(2,276)
Net earnings	—	—	—	—	—	286	—	—	286
Other comprehensive income	—	—	—	—	—	—	9	—	9
Purchases of treasury stock	—	—	—	—	—	—	—	(985)	(985)
Stock-based compensation	—	—	—	—	(14)	(21)	—	29	(6)
Dividends - preferred stock ($14.22 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividends - common stock ($0.22 per share)	—	—	—	—	—	(135)	—	—	(135)
Balance at March 31, 2020	750	$734	833,985	$1	$9,523	$9,960	$(49)	$(8,199)	$11,970
Net earnings	—	—	—	—	—	48	—	—	48
Other comprehensive income	—	—	—	—	—	—	12	—	12
Purchases of treasury stock	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	9	(17)	—	16	8
Dividends - preferred stock ($14.06 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividends - common stock ($0.22 per share)	—	—	—	—	—	(128)	—	—	(128)
Balance at June 30, 2020	750	$734	833,985	$1	$9,532	$9,852	$(37)	$(8,183)	$11,899

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
____________________________________________________________________________________________

	Six months ended June 30,
($ in millions)	2020	2019
Cash flows - operating activities
Net earnings	$334	$1,960
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for credit losses	3,350	2,057
Deferred income taxes	(328)	135
Depreciation and amortization	193	179
(Increase) decrease in interest and fees receivable	348	(133)
(Increase) decrease in other assets	(34)	(65)
Increase (decrease) in accrued expenses and other liabilities	(312)	(162)
All other operating activities	367	284
Cash provided from (used for) operating activities	3,918	4,255

Cash flows - investing activities
Maturity and sales of debt securities	4,227	4,097
Purchases of debt securities	(4,891)	(4,224)
Proceeds from sale of loan receivables	709	—
Net (increase) decrease in loan receivables, including held for sale	6,071	1,093
All other investing activities	(184)	(338)
Cash provided from (used for) investing activities	5,932	628

Cash flows - financing activities
Borrowings of consolidated securitization entities
Proceeds from issuance of securitized debt	500	3,045
Maturities and repayment of securitized debt	(2,806)	(5,547)
Senior unsecured notes
Proceeds from issuance of senior unsecured notes	—	1,240
Maturities and repayment of senior unsecured notes	(1,500)	(1,500)
Dividends paid on preferred stock	(22)	—
Net increase (decrease) in deposits	(997)	1,616
Purchases of treasury stock	(985)	(1,692)
Dividends paid on common stock	(263)	(295)
All other financing activities	(10)	19
Cash provided from (used for) financing activities	(6,083)	(3,114)

Increase (decrease) in cash and equivalents, including restricted amounts	3,767	1,769
Cash and equivalents, including restricted amounts, at beginning of period	12,647	10,376
Cash and equivalents at end of period:
Cash and equivalents	16,344	11,755
Restricted cash and equivalents included in other assets	70	390
Total cash and equivalents, including restricted amounts, at end of period	$16,414	$12,145

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
Allowance for Credit Losses
Losses on loan receivables are estimated and recognized upon origination of the loan, based on expected credit losses for the life of the loan balance as of the period end date. Expected credit loss estimates involve modeling loss projections attributable to existing loan balances, considering historical experience, current conditions and future expectations for homogeneous pools of loans over the reasonable and supportable forecast period. We also perform a qualitative assessment in addition to model estimates and apply qualitative adjustments as necessary. The reasonable and supportable forecast period is determined based upon the accuracy level of historical loss forecast estimates, models and methodology utilized, an assessment of the current economic outlook, including the effects of COVID-19, and consideration of material changes in our loan portfolio such as changes in growth, portfolio mix and credit strategy. The reasonable and supportable forecast period used in our estimate of credit losses at June 30, 2020 was 12 months, consistent with the forecast period utilized since adoption of CECL. The Company reassesses the reasonable and supportable forecast period on a quarterly basis. Beyond the reasonable and supportable forecast period, we revert to historical loss information at the loan receivables segment level over a 6-month period, gradually increasing the weight of historical losses in the reversion period, and utilize historical loss information thereafter for the remaining life of the portfolio. The historical loss information is derived from a combination of recessionary and non-recessionary performance periods, weighted by the time span of each period. Similar to the reasonable and supportable forecast period, we also reassess the reversion period and historical mean on a quarterly basis, considering any required adjustments for differences in underwriting standards, portfolio mix, and other relevant data shifts over time.

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
Troubled debt restructurings (“TDR”) are those loans for which we have granted a concession to a borrower experiencing financial difficulties where we do not receive adequate compensation. TDRs are identified at the point when the borrower enters into a modification program. Under the CARES Act, banks may elect to deem that loan modifications do not result in TDRs if they are (1) related to the novel coronavirus disease (“COVID-19”); (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. At June 30, 2020, we have not made such an election. Additionally, other short-term modifications made on a good faith basis in response to COVID-19 are not considered TDRs under ASC Subtopic 310-40. This includes delays in payment that are insignificant or short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers or extensions of repayment terms to borrowers who were current prior to any relief. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.
The same loan receivable may meet more than one of the definitions above. Accordingly, these categories are not mutually exclusive, and it is possible for a particular loan to meet the definitions of a TDR and non-accrual loan, and be included in each of these categories. The categorization of a particular loan also may not be indicative of the potential for loss.

Loan Modifications and Restructurings
Our loss mitigation strategy is intended to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions or other actions, which may cause the related loan to be classified as a TDR. We use long-term modification programs for borrowers experiencing financial difficulty as a loss mitigation strategy to improve long-term collectability of the loans that are classified as TDRs. The long-term program involves changing the structure of the loan to a fixed payment loan with a maturity no longer than 60 months, and reducing the interest rate on the loan. The long-term program does not normally provide for the forgiveness of unpaid principal, but may allow for the reversal of certain unpaid interest or fee assessments. We also make loan modifications for customers who request financial assistance through external sources, such as a consumer credit counseling agency program. The loans that are modified typically receive a reduced interest rate, but continue to be subject to the original minimum payment terms, and do not normally include waiver of unpaid principal, interest or fees. The determination of whether these changes to the terms and conditions meet the TDR criteria includes our consideration of all relevant facts and circumstances. Accordingly, TDRs are identified at the point when the borrower enters into a modification program. See Note 4. Loan Receivables and Allowance for Credit Losses for additional information on our loan modifications and restructurings.
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

NOTE 3.    DEBT SECURITIES
All of our debt securities are classified as available-for-sale and are held to meet our liquidity objectives or to comply with the Community Reinvestment Act (“CRA”). Our debt securities consist of the following:

	June 30, 2020				December 31, 2019
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
($ in millions)	cost	gains	losses	fair value	cost	gains	losses	fair value
U.S. government and federal agency	$3,198	$—	$—	$3,198	$2,468	$1	$—	$2,469
State and municipal	44	—	(1)	43	46	1	(2)	45
Residential mortgage-backed(a)	894	23	—	917	1,029	6	(9)	1,026
Asset-backed(b)	2,450	15	—	2,465	2,368	3	—	2,371
Total	$6,586	$38	$(1)	$6,623	$5,911	$11	$(11)	$5,911
_______________________

(a)
All of our residential mortgage-backed securities have been issued by government-sponsored entities and are collateralized by U.S. mortgages. At June 30, 2020 and December 31, 2019, $308 million and $351 million of residential mortgage-backed securities, respectively, are pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve Discount Window advances.

(b)	All of our asset-backed securities are collateralized by credit card loans.
The following table presents the estimated fair values and gross unrealized losses of our available-for-sale debt securities:

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
($ in millions)	fair value	losses	fair value	losses
At June 30, 2020
U.S. government and federal agency	$1,599	$—	$—	$—
State and municipal	3	—	22	(1)
Residential mortgage-backed	1	—	1	—
Asset-backed	121	—	—	—
Total	$1,724	$—	$23	$(1)

At December 31, 2019
U.S. government and federal agency	$—	$—	$—	$—
State and municipal	—	—	24	(2)
Residential mortgage-backed	76	—	618	(9)
Asset-backed	202	—	—	—
Total	$278	$—	$642	$(11)

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

Contractual Maturities of Investments in Available-for-Sale Debt Securities

	Amortized	Estimated	Weighted
At June 30, 2020 ($ in millions)	cost	fair value	Average yield (a)
Due
Within one year	$4,875	$4,883	0.6%
After one year through five years	$775	$781	0.9%
After five years through ten years	$123	$129	3.2%
After ten years	$813	$830	2.8%
_____________________

(a)	Weighted average yield is calculated based on the amortized cost of each security. In calculating yield, no adjustment has been made with respect to any tax-exempt obligations.
We expect actual maturities to differ from contractual maturities because borrowers have the right to prepay certain obligations.
There were no material realized gains or losses recognized for the six months ended June 30, 2020 and 2019.
Although we generally do not have the intent to sell any specific securities held at June 30, 2020, in the ordinary course of managing our debt securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield, liquidity requirements and funding obligations.
NOTE 4.    LOAN RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

($ in millions)	June 30, 2020	December 31, 2019
Credit cards	$75,353	$84,606
Consumer installment loans	1,779	1,347
Commercial credit products	1,140	1,223
Other	41	39
Total loan receivables, before allowance for losses(a)(b)	$78,313	$87,215
_______________________

(a)
Total loan receivables include $25.7 billion and $28.8 billion of restricted loans of consolidated securitization entities at June 30, 2020 and December 31, 2019, respectively. See Note 5. Variable Interest Entities for further information on these restricted loans.

(b)	At June 30, 2020 and December 31, 2019, loan receivables included deferred costs, net of deferred income, of $137 million and $140 million, respectively.
Disposition of Loan Receivables
In January 2020, we completed the sale of loan receivables associated with our Payment Solutions program agreement with Yamaha.
Allowance for Credit Losses(a)

($ in millions)	Balance at April 1, 2020	Provision charged to operations	Gross charge-offs	Recoveries	Balance at June 30, 2020
Credit cards	$9,029	$1,633	$(1,265)	$240	$9,637
Consumer installment loans	83	28	(11)	3	103
Commercial credit products	62	12	(15)	2	61
Other	1	—	—	—	1
Total	$9,175	$1,673	$(1,291)	$245	$9,802

($ in millions)	Balance at January 1, 2020	Impact of ASU 2016-13 Adoption	Post-Adoption Balance at January 1, 2020	Provision charged to operations	Gross charge-offs	Recoveries	Balance at June 30, 2020
Credit cards	$5,506	$2,989	$8,495	$3,268	$(2,660)	$534	$9,637
Consumer installment loans	46	26	72	52	(27)	6	103
Commercial credit products	49	6	55	30	(29)	5	61
Other	1	—	1	—	—	—	1
Total	$5,602	$3,021	$8,623	$3,350	$(2,716)	$545	$9,802
Allowance for Loan Losses(b)

($ in millions)	Balance at April 1, 2019	Provision charged to operations	Gross charge-offs	Recoveries	Balance at June 30, 2019
Credit cards	$5,840	$1,169	$(1,568)	$261	$5,702
Consumer installment loans	47	13	(14)	4	50
Commercial credit products	54	14	(15)	2	55
Other	1	2	(1)	—	2
Total	$5,942	$1,198	$(1,598)	$267	$5,809

($ in millions)	Balance at January 1, 2019	Provision charged to operations	Gross charge-offs	Recoveries	Balance at June 30, 2019
Credit cards	$6,327	$2,001	$(3,162)	$536	$5,702
Consumer installment loans	44	28	(31)	9	50
Commercial credit products	55	26	(29)	3	55
Other	1	2	(1)	—	2
Total	$6,427	$2,057	$(3,223)	$548	$5,809
_______________________

(a)
The allowance for credit losses at June 30, 2020 reflects our estimate of expected credit losses for the life of the loan receivables on our condensed consolidated statement of financial position at June 30, 2020, which includes the consideration of current and expected macroeconomic conditions that existed at that date.

(b)	Comparative information is presented in accordance with applicable accounting standards in effect prior to the adoption of ASU 2016-13.

Delinquent and Non-accrual Loans

At June 30, 2020 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing(a)
Credit cards	$1,018	$1,363	$2,381	$1,363	$—
Consumer installment loans	24	4	28	—	4
Commercial credit products	27	17	44	16	—
Total delinquent loans	$1,069	$1,384	$2,453	$1,379	$4
Percentage of total loan receivables	1.4%	1.8%	3.1%	1.8%	—%

At December 31, 2019 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing(a)
Credit cards	$1,936	$1,852	$3,788	$1,850	$—
Consumer installment loans	21	7	28	—	7
Commercial credit products	40	18	58	18	—
Total delinquent loans	$1,997	$1,877	$3,874	$1,868	$7
Percentage of total loan receivables	2.3%	2.2%	4.4%	2.1%	—%
_______________________

(a)	Excludes purchase credit deteriorated loan receivables.
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

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2020	2019	2020	2019
Credit cards	$127	$192	$352	$407
Consumer installment loans	—	—	—	—
Commercial credit products	—	1	1	2
Total	$127	$193	$353	$409

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

At June 30, 2020 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$1,115	$(518)	$597	$994
Consumer installment loans	—	—	—	—
Commercial credit products	3	(2)	1	3
Total	$1,118	$(520)	$598	$997

At December 31, 2019 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$1,146	$(550)	$596	$1,019
Consumer installment loans	—	—	—	—
Commercial credit products	4	(2)	2	4
Total	$1,150	$(552)	$598	$1,023

Financial Effects of TDRs
As part of our loan modifications for borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following table presents the types and financial effects of loans modified and accounted for as TDRs during the periods presented:

Three months ended June 30,	2020			2019
($ in millions)	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$9	$67	$1,133	$11	$66	$1,060
Consumer installment loans	—	—	—	—	—	—
Commercial credit products	—	—	3	—	—	4
Total	$9	$67	$1,136	$11	$66	$1,064

Six months ended June 30,	2020			2019
($ in millions)	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$21	$139	$1,137	$22	$130	$1,107
Consumer installment loans	—	—	—	—	—	—
Commercial credit products	—	—	3	—	—	4
Total	$21	$139	$1,140	$22	$130	$1,111

Payment Defaults
The following table presents the type, number and amount of loans accounted for as TDRs that enrolled in a modification plan within the previous 12 months from the applicable balance sheet date and experienced a payment default during the periods presented.

Three months ended June 30,	2020		2019
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	15,689	$40	19,745	$48
Consumer installment loans	—	—	—	—
Commercial credit products	54	—	32	—
Total	15,743	$40	19,777	$48

Six months ended June 30,	2020		2019
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	31,914	$80	34,312	$82
Consumer installment loans	—	—	—	—
Commercial credit products	76	—	51	—
Total	31,990	$80	34,363	$82

Credit Quality Indicators
Our loan receivables portfolio includes both secured and unsecured loans. Secured loan receivables are largely comprised of consumer installment loans secured by equipment. Unsecured loan receivables are largely comprised of our open-ended consumer and commercial revolving credit card loans. As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, as well as information from credit bureaus, such as a Fair Isaac Corporation (“FICO”) or other credit scores, relating to the customer’s broader credit performance. Credit scores are obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three credit score categories: (i) 661 or higher, which are considered the strongest credits; (ii) 601 to 660, considered moderate credit risk; and (iii) 600 or less, which are considered weaker credits. There are certain customer accounts for which a FICO score is not available where we use alternative sources to assess their credit and predict behavior. The following table provides the most recent FICO scores available for our customers at June 30, 2020, December 31, 2019 and June 30, 2019, respectively, as a percentage of each class of loan receivable. The table below excludes 0.3%, 0.3% and 0.5% of our total loan receivables balance at each of June 30, 2020, December 31, 2019 and June 30, 2019, respectively, which represents those customer accounts for which a FICO score is not available.

	June 30, 2020			December 31, 2019			June 30, 2019
	661 or	601 to	600 or	661 or	601 to	600 or	661 or	601 to	600 or
	higher	660	less	higher	660	less	higher	660	less
Credit cards	76%	17%	7%	74%	18%	8%	76%	17%	7%
Consumer installment loans	79%	16%	5%	76%	17%	7%	81%	14%	5%
Commercial credit products	91%	5%	4%	90%	5%	5%	91%	5%	4%

Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and by applying the same credit standards for all of our credit products. Unused credit card lines available to our customers totaled approximately $420 billion and $419 billion at June 30, 2020 and December 31, 2019, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.
Interest Income by Product
The following table provides additional information about our interest and fees on loans, including merchant discounts, from our loan receivables, including held for sale:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2020	2019	2020	2019
Credit cards(a)	$3,740	$4,557	$8,012	$9,168
Consumer installment loans	37	44	72	86
Commercial credit products	30	34	63	68
Other	1	1	1	1
Total	$3,808	$4,636	$8,148	$9,323
_______________________

(a)
Interest income on credit cards that was reversed related to accrued interest receivables written off was $418 million and $504 million for the three months ended June 30, 2020 and 2019, respectively, and $895 million and $1.0 billion for the six months ended June 30, 2020 and 2019, respectively.

NOTE 5.    VARIABLE INTEREST ENTITIES
We use VIEs to securitize loan receivables and arrange asset-backed financing in the ordinary course of business. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE and we did not provide non-contractual support for previously transferred loan receivables to any VIE in the three and six months ended June 30, 2020 and 2019. Our VIEs are able to accept new loan receivables and arrange new asset-backed financings, consistent with the requirements and limitations on such activities placed on the VIE by existing investors. Once an account has been designated to a VIE, the contractual arrangements we have require all existing and future loan receivables originated under such account to be transferred to the VIE. The amount of loan receivables held by our VIEs in excess of the minimum amount required under the asset-backed financing arrangements with investors may be removed by us under removal of accounts provisions. All loan receivables held by a VIE are subject to claims of third-party investors.
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

The table below summarizes the assets and liabilities of our consolidated securitization VIEs described above:

($ in millions)	June 30, 2020	December 31, 2019
Assets
Loan receivables, net(a)	$23,031	$27,217
Other assets(b)	48	68
Total	$23,079	$27,285

Liabilities
Borrowings	$8,109	$10,412
Other liabilities	24	32
Total	$8,133	$10,444
_______________________

(a)
Includes $2.7 billion of related allowance for credit losses resulting in gross restricted loans of $25.7 billion at June 30, 2020 and $1.6 billion of related allowance for loan losses resulting in gross restricted loans of $28.8 billion at December 31, 2019.

(b)
Includes $43 million and $62 million of segregated funds held by the VIEs at June 30, 2020 and December 31, 2019, respectively, which are classified as restricted cash and equivalents and included as a component of other assets in our Condensed Consolidated Statements of Financial Position.

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
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $1.2 billion and $1.3 billion for the three months ended June 30, 2020 and 2019, respectively. Related expenses consisted primarily of provision for credit losses of $480 million and $371 million for the three months ended June 30, 2020 and 2019, respectively, and interest expense of $59 million and $90 million for the three months ended June 30, 2020 and 2019, respectively.
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $2.5 billion for both the six months ended June 30, 2020 and 2019, respectively. Related expenses consisted primarily of provision for credit losses of $1,016 million and $559 million for the six months ended June 30, 2020 and 2019, respectively, and interest expense of $132 million and $190 million for the six months ended June 30, 2020 and 2019, respectively.

NOTE 6.    INTANGIBLE ASSETS

	June 30, 2020			December 31, 2019
($ in millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related	$1,753	$(1,021)	$732	$1,749	$(952)	$797
Capitalized software and other	915	(481)	434	861	(393)	468
Total	$2,668	$(1,502)	$1,166	$2,610	$(1,345)	$1,265

During the six months ended June 30, 2020, we recorded additions to intangible assets subject to amortization of $74 million, primarily related to capitalized software expenditures, as well as customer-related intangible assets.
Customer-related intangible assets primarily relate to retail partner contract acquisitions and extensions, as well as purchased credit card relationships. During the six months ended June 30, 2020 and 2019, we recorded additions to customer-related intangible assets subject to amortization of $18 million and $103 million, respectively, primarily related to payments made to acquire and extend certain retail partner relationships. These additions had a weighted average amortizable life of 7 years for both the six months ended June 30, 2020 and 2019.
Amortization expense related to retail partner contracts was $33 million for both the three months ended June 30, 2020 and 2019, respectively, and $65 million and $66 million for the six months ended June 30, 2020 and 2019, respectively, and is included as a component of marketing and business development expense in our Condensed Consolidated Statements of Earnings. All other amortization expense was $49 million and $42 million for the three months ended June 30, 2020 and 2019, respectively, and $99 million and $79 million for the six months ended June 30, 2020 and 2019, respectively, and is included as a component of other expense in our Condensed Consolidated Statements of Earnings.
NOTE 7.    DEPOSITS

	June 30, 2020		December 31, 2019
($ in millions)	Amount	Average rate(a)	Amount	Average rate(a)
Interest-bearing deposits	$63,857	2.0%	$64,877	2.4%
Non-interest-bearing deposits	291	—	277	—
Total deposits	$64,148		$65,154
____________________

(a)	Based on interest expense for the six months ended June 30, 2020 and the year ended December 31, 2019 and average deposits balances.
At June 30, 2020 and December 31, 2019, interest-bearing deposits included $7.5 billion and $8.5 billion, respectively, of certificates of deposit that exceeded applicable FDIC insurance limits, which are generally $250,000 per depositor.
At June 30, 2020, our interest-bearing time deposits maturing for the remainder of 2020 and over the next four years and thereafter were as follows:

($ in millions)	2020	2021	2022	2023	2024	Thereafter
Deposits	$9,737	$18,305	$4,268	$1,674	$2,311	$701

The above maturity table excludes $21.8 billion of demand deposits with no defined maturity, of which $20.7 billion are savings accounts. In addition, at June 30, 2020, we had $5.1 billion of broker network deposit sweeps procured through a program arranger who channels brokerage account deposits to us that are also excluded from the above maturity table. Unless extended, the contracts associated with these broker network deposit sweeps will terminate between 2021 and 2027.

NOTE 8.    BORROWINGS

	June 30, 2020				December 31, 2019
($ in millions)	Maturity date	Interest Rate	Weighted average interest rate	Outstanding Amount(a)	Outstanding Amount(a)
Borrowings of consolidated securitization entities:
Fixed securitized borrowings	2020 - 2023	2.21% - 3.87%	2.86%	$5,809	$7,512
Floating securitized borrowings	2021 - 2023	0.78% - 1.25%	0.95%	2,300	2,900
Total borrowings of consolidated securitization entities			2.32%	8,109	10,412

Senior unsecured notes:
Synchrony Financial senior unsecured notes:
Fixed senior unsecured notes	2021 - 2029	2.80% - 5.15%	4.08%	6,465	7,211
Floating senior unsecured notes	N/A	—%	—%	—	250

Synchrony Bank senior unsecured notes:
Fixed senior unsecured notes	2021 - 2022	3.00% - 3.65%	3.33%	1,495	1,493
Floating senior unsecured notes	N/A	—%	—%	—	500
Total senior unsecured notes			3.94%	7,960	9,454

Total borrowings				$16,069	$19,866
___________________

(a)	The amounts presented above for outstanding borrowings include unamortized debt premiums, discounts and issuance cost.
Debt Maturities
The following table summarizes the maturities of the principal amount of our borrowings of consolidated securitization entities and senior unsecured notes for the remainder of 2020 and over the next four years and thereafter:

($ in millions)	2020	2021	2022	2023	2024	Thereafter
Borrowings	$301	$5,125	$4,484	$1,207	$1,850	$3,150

Credit Facilities
As additional sources of liquidity, we have undrawn committed capacity under credit facilities, primarily related to our securitization programs.
At June 30, 2020, we had an aggregate of $5.2 billion of undrawn committed capacity under our securitization financings, subject to customary borrowing conditions, from private lenders under our securitization programs, and an aggregate of $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders.

NOTE 9.    FAIR VALUE MEASUREMENTS
For a description of how we estimate fair value, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies in our 2019 annual consolidated financial statements in our 2019 Form 10-K.
The following tables present our assets and liabilities measured at fair value on a recurring basis.
Recurring Fair Value Measurements

At June 30, 2020 ($ in millions)	Level 1	Level 2	Level 3	Total(a)
Assets
Debt securities
U.S. government and federal agency	$—	$3,198	$—	$3,198
State and municipal	—	—	43	43
Residential mortgage-backed	—	917	—	917
Asset-backed	—	2,465	—	2,465
Other assets(b)	15	—	20	35
Total	$15	$6,580	$63	$6,658

Liabilities
Contingent consideration	—	—	14	14
Total	$—	$—	$14	$14

At December 31, 2019 ($ in millions)
Assets
Debt securities
U.S. government and federal agency	$—	$2,469	$—	$2,469
State and municipal	—	—	45	45
Residential mortgage-backed	—	1,026	—	1,026
Asset-backed	—	2,371	—	2,371
Other assets(b)	15	—	21	36
Total	$15	$5,866	$66	$5,947

Liabilities
Contingent consideration	—	—	13	13
Total	$—	$—	$13	$13

_______________________

(a)	For the six months ended June 30, 2020 and 2019, there were no fair value measurements transferred between levels.

(b)	Other assets primarily relate to equity investments measured at fair value.
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
The changes in our Level 3 assets and liabilities that are measured on a recurring basis for the three and six months ended June 30, 2020 and 2019 were not material.

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

	Carrying	Corresponding fair value amount
At June 30, 2020 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$16,344	$16,344	$15,244	$1,100	$—
Other assets(a)(b)	$70	$70	$70	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$68,511	$81,557	$—	$—	$81,557
Loan receivables held for sale(c)	$4	$4	$—	$—	$4

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$64,148	$64,821	$—	$64,821	$—
Borrowings of consolidated securitization entities	$8,109	$8,265	$—	$5,983	$2,282
Senior unsecured notes	$7,960	$8,364	$—	$8,364	$—

	Carrying	Corresponding fair value amount
At December 31, 2019 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$12,147	$12,147	$10,799	$1,348	$—
Other assets(a)(b)	$500	$500	$500	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$81,613	$90,941	$—	$—	$90,941
Loan receivables held for sale(c)	$725	$726	$—	$—	$726

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$65,154	$65,544	$—	$65,544	$—
Borrowings of consolidated securitization entities	$10,412	$10,513	$—	$7,613	$2,900
Senior unsecured notes	$9,454	$9,924	$—	$9,924	$—
_______________________

(a)
For cash and equivalents and restricted cash and equivalents, carrying value approximates fair value due to the liquid nature and short maturity of these instruments. Cash equivalents classified as Level 2 represent U.S. Government and Federal Agency debt securities with original maturities of three months or less or acquired within three months or less of their maturity.

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
At June 30, 2020 and December 31, 2019, Synchrony Financial met all applicable requirements to be deemed well-capitalized pursuant to Federal Reserve Board regulations. At June 30, 2020 and December 31, 2019, the Bank also met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. There are no conditions or events subsequent to June 30, 2020 that management believes have changed the Company's or the Bank’s capital category.

The actual capital amounts, ratios and the applicable required minimums of the Company and the Bank are as follows:
Synchrony Financial

At June 30, 2020 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)
Total risk-based capital	$13,558	17.6%	$6,164	8.0%
Tier 1 risk-based capital	$12,527	16.3%	$4,623	6.0%
Tier 1 leverage	$12,527	12.7%	$3,942	4.0%
Common equity Tier 1 Capital	$11,793	15.3%	$3,467	4.5%

At December 31, 2019 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)
Total risk-based capital	$14,211	16.3%	$6,984	8.0%
Tier 1 risk-based capital	$13,064	15.0%	$5,238	6.0%
Tier 1 leverage	$13,064	12.6%	$4,161	4.0%
Common equity Tier 1 Capital	$12,330	14.1%	$3,929	4.5%
Synchrony Bank

At June 30, 2020 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio
Total risk-based capital	$11,753	17.4%	$5,410	8.0%	$6,762	10.0%
Tier 1 risk-based capital	$10,846	16.0%	$4,057	6.0%	$5,410	8.0%
Tier 1 leverage	$10,846	12.4%	$3,493	4.0%	$4,366	5.0%
Common equity Tier I capital	$10,846	16.0%	$3,043	4.5%	$4,396	6.5%

At December 31, 2019 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio
Total risk-based capital	$11,911	15.6%	$6,094	8.0%	$7,618	10.0%
Tier 1 risk-based capital	$10,907	14.3%	$4,571	6.0%	$6,094	8.0%
Tier 1 leverage	$10,907	11.9%	$3,671	4.0%	$4,589	5.0%
Common equity Tier I capital	$10,907	14.3%	$3,428	4.5%	$4,952	6.5%
_______________________

(a)
Capital ratios are calculated based on the Basel III Standardized Approach rules. Capital amounts and ratios at June 30, 2020 in the above tables reflect the application of the CECL regulatory capital transition adjustment.

(b)
At June 30, 2020 and at December 31, 2019, Synchrony Financial and the Bank also must maintain a capital conservation buffer of common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 2.5 percentage points to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.

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
The following table presents the calculation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2020	2019	2020	2019
Net earnings	$48	$853	$334	$1,960
Preferred stock dividends	(11)	—	(22)	—
Net earnings available to common stockholders	$37	$853	$312	$1,960

Weighted average common shares outstanding, basic	583.7	683.6	594.3	694.8
Effect of dilutive securities	0.7	2.9	1.6	2.9
Weighted average common shares outstanding, dilutive	584.4	686.5	595.9	697.7

Earnings per basic common share	$0.06	$1.25	$0.52	$2.82
Earnings per diluted common share	$0.06	$1.24	$0.52	$2.81

We have issued certain stock-based awards under the Synchrony Financial 2014 Long-Term Incentive Plan. A total of 11 million shares and 3 million shares for the three months ended June 30, 2020 and 2019, respectively, and 8 million and 4 million shares for the six months ended June 30, 2020 and 2019, respectively, related to these awards, were considered anti-dilutive and therefore were excluded from the computation of diluted earnings per share.
NOTE 12.    INCOME TAXES
Unrecognized Tax Benefits

($ in millions)	June 30, 2020	December 31, 2019
Unrecognized tax benefits, excluding related interest expense and penalties(a)	$260	$255
Portion that, if recognized, would reduce tax expense and effective tax rate(b)	$193	$172
____________________

(a)	Interest and penalties related to unrecognized tax benefits were not material for all periods presented.

(b)
Includes gross state and local unrecognized tax benefits net of the effects of associated U.S. federal income taxes. Excludes amounts attributable to any related valuation allowances resulting from associated increases in deferred tax assets.

We establish a liability that represents the difference between a tax position taken (or expected to be taken) on an income tax return and the amount of taxes recognized in our financial statements. The liability associated with the unrecognized tax benefits is adjusted periodically when new information becomes available. The amount of unrecognized tax benefits that is reasonably possible to be resolved in the next twelve months is expected to be $88 million, of which $57 million, if recognized, would reduce the Company's tax expense and effective tax rate.
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

On February 28, 2020, the Company executed a Memorandum of Understanding with the IRS to participate voluntarily in the IRS Compliance Assurance Process (“CAP”) program for the 2020 tax year, and thus the tax year is under audit. Under the CAP program, the IRS reviews the federal tax positions of the Company to identify and resolve any tax issues that may arise throughout the tax year. The objectives of the CAP program are to resolve issues in an efficient and contemporaneous manner and eliminate the need for a lengthy post-filing examination. During the period in connection with the CAP program, the IRS provided formal notice of examination of our 2017 and 2018 tax years.
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

Regulatory Matters
On October 30, 2014, the United States Trustee, which is part of the Department of Justice, filed an application in In re Nyree Belton, a Chapter 7 bankruptcy case pending in the U.S. Bankruptcy Court for the Southern District of New York for orders authorizing discovery of the Bank pursuant to Rule 2004 of the Federal Rules of Bankruptcy Procedure, related to an investigation of the Bank’s credit reporting. The discovery, which is ongoing, concerns allegations made in Belton et al. v. GE Capital Consumer Lending, a putative class action adversary proceeding pending in the same Bankruptcy Court. In the Belton adversary proceeding, which was filed on April 30, 2014, plaintiff alleges that the Bank violates the discharge injunction under Section 524(a)(2) of the Bankruptcy Code by attempting to collect discharged debts and by failing to update and correct credit information to credit reporting agencies to show that such debts are no longer due and owing because they have been discharged in bankruptcy. Plaintiff seeks declaratory judgment, injunctive relief and an unspecified amount of damages. On December 15, 2014, the Bankruptcy Court entered an order staying the adversary proceeding pending an appeal to the District Court of the Bankruptcy Court’s order denying the Bank’s motion to compel arbitration. On October 14, 2015, the District Court reversed the Bankruptcy Court and on November 4, 2015, the Bankruptcy Court granted the Bank's motion to compel arbitration. On March 4, 2019, on plaintiff’s motion for reconsideration, the District Court vacated its decision reversing the Bankruptcy Court and affirmed the Bankruptcy Court’s decision denying the Bank’s motion to compel arbitration. On June 16, 2020, the Court of Appeals for the Second Circuit denied the Bank’s appeal of the District Court’s decision.
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
On November 2, 2018, a putative class action lawsuit, Retail Wholesale Department Store Union Local 338 Retirement Fund v. Synchrony Financial, et al., was filed in the U.S. District Court for the District of Connecticut, naming as defendants the Company and two of its officers. The lawsuit asserts violations of the Exchange Act for allegedly making materially misleading statements and/or omitting material information concerning the Company’s underwriting practices and private-label card business, and was filed on behalf of a putative class of persons who purchased or otherwise acquired the Company’s common stock between October 21, 2016 and November 1, 2018. The complaint seeks an award of unspecified compensatory damages, costs and expenses. On February 5, 2019, the court appointed Stichting Depositary APG Developed Markets Equity Pool as lead plaintiff for the putative class. On April 5, 2019, an amended complaint was filed, asserting a new claim for violations of the Securities Act in connection with statements in the offering materials for the Company’s December 1, 2017 note offering. The Securities Act claims are filed on behalf of persons who purchased or otherwise acquired Company bonds in or traceable to the December 1, 2017 note offering between December 1, 2017 and November 1, 2018. The amended complaint names as additional defendants two additional Company officers, the Company’s board of directors, and the underwriters of the December 1, 2017 note offering. The amended complaint is captioned Stichting Depositary APG Developed Markets Equity Pool and Stichting Depositary APG Fixed Income Credit Pool v. Synchrony Financial et al. On March 26, 2020, the District Court recaptioned the case In re Synchrony Financial Securities Litigation and on March 31, 2020, the District Court granted the defendants’ motion to dismiss the complaint with prejudice. On April 20, 2020, plaintiffs filed a notice to appeal the decision to the United States Court of Appeal for the Second Circuit.

On January 28, 2019, a purported shareholder derivative action, Gilbert v. Keane, et al., was filed in the U.S. District Court for the District of Connecticut against the Company as a nominal defendant, and certain of the Company’s officers and directors. The lawsuit alleges breach of fiduciary duty claims based on the allegations raised by the plaintiff in the Stichting Depositar APG class action, unjust enrichment, waste of corporate assets, and that the defendants made materially misleading statements and/or omitted material information in violation of the Exchange Act.  The complaint seeks a declaration that the defendants breached and/or aided and abetted the breach of their fiduciary duties to the Company, unspecified monetary damages with interest, restitution, a direction that the defendants take all necessary actions to reform and improve corporate governance and internal procedures, and attorneys’ and experts’ fees. On March 11, 2019, a second purported shareholder derivative action, Aldridge v. Keane, et al., was filed in the U.S. District Court for the District of Connecticut. The allegations in the Aldridge complaint are substantially similar to those in the Gilbert complaint. On March 26, 2020, the District Court recaptioned the Gilbert and Aldridge cases as In re Synchrony Financial Derivative Litigation.

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
The following table presents the approximate net interest income impacts forecasted over the next twelve months from an immediate and parallel change in interest rates affecting all interest rate sensitive assets and liabilities at June 30, 2020.

Basis Point Change	At June 30, 2020
($ in millions)
-100 basis points	$(64)
+100 basis points	$152
For a more detailed discussion of our exposure to market risk, refer to “Management's Discussion and Analysis—Quantitative and Qualitative Disclosures about Market Risk” in our 2019 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), and based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

While we have incorporated certain new controls related to our final adoption of ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments into our existing internal control environment, there was no change in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For more information, see “Management's Discussion and Analysis-Results of Operations-Business Trends and Conditions.”

In addition, the spread of COVID-19 has caused us to modify our business practices (including restricting employee travel and transitioning nearly all of our employees to working from home), and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, partners and customers. The outbreak has adversely impacted and may further adversely impact our workforce and operations and the operations of our partners, customers, suppliers and third-party vendors, throughout the time period during which the spread of COVID-19 continues and related restrictions remain in place, and even after the COVID-19 outbreak has subsided. In particular, we may experience financial losses due to a number of operational factors, including:

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding purchases of our common stock primarily related to our share repurchase program that were made by us or on our behalf during the three months ended June 30, 2020.

($ in millions, except per share data)	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Programs(c)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs(b)
April 1 - 30, 2020	259,963	$14.51	—	$366.0
May 1 - 31, 2020	31	16.40	—	366.0
June 1 - 30, 2020	472	24.23	—	—
Total	260,466	$14.53	—	$—
_______________________

(a)
Includes 259,963 shares, 31 shares and 472 shares withheld in April, May and June, respectively, to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying performance stock awards, restricted stock awards or upon the exercise of stock options.

(b)	Amounts exclude commission costs.

(c)
On May 9, 2019, the Board of Directors approved a share repurchase program of up to $4.0 billion through June 30, 2020 (the “2019 Share Repurchase Program”). The 2019 Share Repurchase Program expired at June 30, 2020. In response to COVID-19, we have suspended our share repurchase activities until we have greater visibility as to the current economic environment.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description
31(a)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
31(b)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
32*	Certification Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included as Exhibit 101)
______________________

*	Filed electronically herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synchrony Financial
(Registrant)

July 23, 2020	/s/ Brian J. Wenzel Sr.
Date	Brian J. Wenzel Sr. Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)