Form 10-Q
period 2020-09-30
Synchrony Financial
filed 2020-10-22
CIK 1601712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 15, 2020 was 583,792,187.

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
Introduction and Business Overview
____________________________________________________________________________________________
We are a premier consumer financial services company delivering a wide range of specialized financing programs, as well as innovative consumer banking products, across key industries including digital, retail, home, auto, travel, health and pet. We provide a range of credit products through our financing programs which we have established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” For the three and nine months ended September 30, 2020, we financed $36.0 billion and $99.2 billion of purchase volume, respectively, and had 64.3 million and 67.2 million average active accounts, respectively, and at September 30, 2020, we had $78.5 billion of loan receivables.
We offer our credit products primarily through our wholly-owned subsidiary, the Bank. In addition, through the Bank, we offer, directly to retail and commercial customers, a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”), including certificates of deposit, individual retirement accounts (“IRAs”), money market accounts and savings accounts. We also take deposits at the Bank through third-party securities brokerage firms that offer our FDIC-insured deposit products to their customers. We have significantly expanded our online direct banking operations in recent years and our deposit base serves as a source of stable and diversified low cost funding for our credit activities. At September 30, 2020, we had $63.5 billion in deposits, which represented 80% of our total funding sources.
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
The following table sets forth each credit product by type and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at September 30, 2020.

		Promotional Offer
Credit Product	Standard Terms Only	Deferred Interest	Other Promotional	Total
Credit cards	62.0%	17.9%	15.9%	95.8%
Commercial credit products	1.6	—	—	1.6
Consumer installment loans	—	—	2.5	2.5
Other	0.1	—	—	0.1
Total	63.7%	17.9%	18.4%	100.0%
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

•
Dual Cards and General Purpose Co-Brand Cards. Our patented Dual Cards are credit cards that function as private label credit cards when used to purchase goods and services from our partners, and as general purpose credit cards when used to make purchases from other retailers whenever cards from those card networks are accepted or for cash advance transactions. We also offer general purpose co-branded credit cards that do not function as private label cards, as well as, in limited circumstances, a Synchrony-branded general purpose credit card. Credit extended under our Dual Cards and general purpose co-branded credit cards typically is extended on standard terms only. We offer either Dual Cards or general purpose co-branded credit cards across all of our sales platforms, spanning 22 ongoing credit partners and our CareCredit Dual Card, of which the majority are Dual Cards. Consumer Dual Cards and Co-Branded cards totaled 23% of our total loan receivables portfolio at September 30, 2020.

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
COVID-19
The outbreak of the global pandemic of COVID-19 and resultant economic effects of preventative measures taken across the United States and worldwide during the nine months ended September 30, 2020 have resulted in significant and numerous changes to the previously disclosed trends and conditions referred to above. As of the date of filing of this report, the duration and magnitude of the effects of COVID-19 continue to be unknown, and as such the expectations and guidance for 2020 provided during the Company’s earnings conference call on January 24, 2020 can no longer be relied upon. While the magnitude of the impact from COVID-19 is uncertain and difficult to predict, we anticipate the following key trends will be affected:

•
Growth in loan receivables and interest income. We have experienced significant declines in consumer purchase activity following the outbreak of COVID-19 and associated governmental preventative measures, such as closures of non-essential businesses. Interest and fees on loans decreased 16% for the nine months ended September 30, 2020 compared to the prior year period. The sale of the Walmart consumer portfolio sale drove a decline compared to the prior year period of approximately 11%. The remaining decrease in interest and fees on loans, along with a decline in loan receivables of 6% and a reduction in purchase volume for our ongoing partners of 3%, in all instances at or for the nine months ended September 30, 2020, were primarily due to the impacts of COVID-19. In addition, we have experienced a reduction in benchmark interest rates and we have also provided, for a temporary period of time, forbearance in terms of deferrals of minimum payments and waivers of interest and fees for qualifying cardholders that are impacted by COVID-19 and request relief. The decreases in loan receivables and benchmark interest rates along with the forbearance actions have led to the reductions in interest income for the nine months ended September 30, 2020. While we experienced growth in purchase volume compared to the prior year for the month of September 2020, we expect the above factors will likely result in a reduction in the growth of our interest income for the remainder of 2020. As noted above, the extent of the impacts from these conditions is currently uncertain and dependent on various factors. These factors include, the nature of and duration for which the preventative measures remain in place, including responses to increases in COVID-19 infections nationally that may occur, and the type of any additional stimulus measures and other policy responses that the U.S. government may adopt.

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

•
Asset quality. Prior to COVID-19, we had experienced slightly improving asset quality trends that reflected stable U.S. unemployment rates and consumer confidence. In addition, over-30 day loan delinquencies as a percentage of period-end loan receivables decreased to 2.67% at September 30, 2020 from 4.47% at September 30, 2019, primarily driven by an improvement in customer payment behavior. Beginning in March 2020, we have taken certain forbearance actions for our customers impacted by COVID-19. Through September 30th, we have granted minimum payment forbearance to a cumulative total of approximately 2.0 million accounts, or $3.8 billion in account balances at the time of forbearance. At September 30th, only 0.1 million accounts or $227 million in account balances remained in forbearance. To date, while not having a material impact to the Company’s overall delinquency metrics at September 30, 2020, we have experienced a higher incidence rate of accounts becoming delinquent following their exit from these short-term programs, as compared to accounts that did not enter the forbearance program. We anticipate that this post-program performance and the current levels of filings for unemployment benefits in the United States, while partially mitigated by the effects of governmental actions such as the CARES Act which included unemployment benefits that expired in July 2020, will result in an increase from current levels in the Company’s delinquencies and net charge-off rate for the remainder of 2020 and into 2021. Similarly, we have experienced an increase to our allowance for credit losses and provision for credit losses during the three and nine months ended September 30, 2020 attributable to the impact of COVID-19. To the extent the current environment continues beyond our expectations or deteriorates further, we may experience further increases to our allowance for credit losses and provision for credit losses related to COVID-19.

•
Retailer share arrangement payments under our program agreements. To the extent we experience further reductions in interest income and also increases in expected net charge-offs related to COVID-19 discussed above, we expect that the growth in absolute terms of our payments to our partners under our retailer share arrangements, compared to the prior year, will decrease.

For a further discussion of the risks and uncertainties relating to COVID-19 for our results of operations and business condition, see Item 1A. Risk Factors. For a discussion of how certain trends and conditions impacted the three and nine months ended September 30, 2020, see “—Results of Operations.”
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

In addition to the seasonal variance in loan receivables discussed above, we also typically experience a seasonal increase in delinquency rates and delinquent loan receivables balances during the third and fourth quarters of each year due to lower customer payment rates resulting in higher net charge-off rates in the first and second quarters. Our delinquency rates and delinquent loan receivables balances typically decrease during the subsequent first and second quarters as customers begin to pay down their loan balances and return to current status resulting in lower net charge-off rates in the third and fourth quarters. Because customers who were delinquent during the fourth quarter of a calendar year have a higher probability of returning to current status when compared to customers who are delinquent at the end of each of our interim reporting periods, we expect that a higher proportion of delinquent accounts outstanding at an interim period end will result in charge-offs, as compared to delinquent accounts outstanding at a year end. Consistent with this historical experience, we generally experience a higher allowance for credit losses as a percentage of total loan receivables at the end of an interim period, as compared to the end of a calendar year. In addition, despite improving credit metrics such as declining past due amounts, we may experience an increase in our allowance for credit losses at an interim period end compared to the prior year end, reflecting these same seasonal trends.

Results of Operations
____________________________________________________________________________________________
Highlights for the Three and Nine Months Ended September 30, 2020
Below are highlights of our performance for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019, as applicable, except as otherwise noted.

•
Net earnings decreased 70.4% to $313 million for the three months ended September 30, 2020 and decreased 78.5% to $647 million for the nine months ended September 30, 2020 primarily driven by lower net interest income and higher provision for credit losses, partially offset by a decrease in retailer share arrangements. These changes were primarily due to the impact of COVID-19 and the effects from the sale of the Walmart consumer portfolio in 2019.

•
We adopted the new CECL accounting guidance in January 2020 and recorded an increase to our allowance for loan losses of $3.0 billion. In addition, the increases in provision for credit losses for the three and nine months ended September 30, 2020 included $66 million, or $50 million after-tax, and $650 million, or $491 million after-tax, respectively, attributable to applying the new CECL guidance as compared to the prior accounting guidance.

•
Loan receivables decreased 5.6% to $78.5 billion at September 30, 2020 compared to September 30, 2019, primarily driven by lower purchase volume and a decrease in average active accounts for our ongoing partner programs due to the impact of COVID-19, as well as the sale of loan receivables associated with the Yamaha portfolio.

•
Net interest income decreased 21.2% to $3.5 billion and 15.9% to $10.7 billion for the three and nine months ended September 30, 2020, respectively, primarily due to a decrease in interest and fees on loans due to the impact of COVID-19 and the Walmart consumer portfolio sale, partially offset by a decrease in interest expense reflecting lower benchmark interest rates.

•
Retailer share arrangements decreased 11.5% to $899 million and 8.2% to $2.6 billion for the three and nine months ended September 30, 2020, respectively, reflecting the impact of COVID-19 on program performance.

•
Over-30 day loan delinquencies as a percentage of period-end loan receivables decreased 180 basis points to 2.67% at September 30, 2020, and the net charge-off rate decreased 93 basis points to 4.42% and 75 basis points to 5.05% for the three and nine months ended September 30, 2020, respectively.

•
Provision for credit losses increased by $191 million, or 18.7%, and $1.5 billion, or 48.2%, for the three and nine months ended September 30, 2020, respectively. The increases were primarily driven by higher reserve builds reflecting the projected impacts of COVID-19, the increases attributable to CECL discussed above and the effects of the prior year reductions in reserves for credit losses related to the Walmart consumer portfolio sale of $326 million and $1.1 billion, respectively. These increases were partially offset by lower net charge-offs. Our allowance coverage ratio (allowance for credit losses as a percent of period-end loan receivables) increased to 12.92% at September 30, 2020, as compared to 6.74% at September 30, 2019, primarily due to the impact of the CECL implementation and impacts from COVID-19.

•
Other expense remained flat and decreased by $111 million, or 3.5%, for the three and nine months ended September 30, 2020, respectively, primarily driven by the cost reductions related to the sale of the Walmart consumer portfolio, lower purchase volume and average active accounts and reductions in certain discretionary spend. These decreases in expenses were offset by a restructuring charge of $89 million recorded in the current quarter, as well as expenditures related to our response to COVID-19. The decrease for the nine months ended September 30, 2020 also included lower professional fees due to interim servicing costs in the prior year associated with acquired portfolios, partially offset by higher operational losses.

•	At September 30, 2020, deposits represented 80% of our total funding sources. Total deposits decreased by 2.5% to $63.5 billion at September 30, 2020, compared to December 31, 2019.

•	During the nine months ended September 30, 2020, we declared and paid cash dividends on our Series A 5.625% non-cumulative preferred stock of $42.34 per share, or $32 million.

•
During the nine months ended September 30, 2020, we repurchased $1.0 billion of our outstanding common stock, and declared and paid cash dividends of $0.66 per share, or $392 million. In response to COVID-19, we have suspended share repurchases until we have greater visibility as to the current economic environment.

2020 Partner Agreements

•	In our Retail Card sales platform, we launched new programs with Harbor Freight Tools, Venmo and Verizon and extended our program agreement with Sam's Club.

•
In our Payment Solutions sales platform, we announced our new partnerships with Adorama, Club Champion, HiSun, Levin Furniture and Mattress, Modani Furniture and Piaggio, extended our program agreements with ABC Warehouse, Bernina, CarX, Englert, 4 Wheel Parts, Hanks, Icahn Enterprises LP automotive brands (Pep Boys, AAMCO Transmissions, Precision Tune Auto Care, Cottman Transmission and Auto Plus Auto Parts), Kane's Furniture, Living Spaces, Puronics, SVP Sewing Brands LLC, System Pavers and Vanderhall and completed the sale of loan receivables associated with the Yamaha portfolio.

•
In our CareCredit sales platform, we expanded our network through our new partnership with AdventHealth, launched other healthcare system partnerships with Lehigh Valley Health Network, St. Luke's University Health Network and Cox Health, extended Pets Best's relationship with Progressive, and renewed our agreements with Blue River Petcare, NVA,Vision Group Holdings and West Coast Dental.

Summary Earnings
The following table sets forth our results of operations for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Interest income	$3,837	$4,981	$12,074	$14,505
Interest expense	380	592	1,331	1,735
Net interest income	3,457	4,389	10,743	12,770
Retailer share arrangements	(899)	(1,016)	(2,598)	(2,829)
Provision for credit losses	1,210	1,019	4,560	3,076
Net interest income, after retailer share arrangements and provision for credit losses	1,348	2,354	3,585	6,865
Other income	131	85	323	267
Other expense	1,067	1,064	3,055	3,166
Earnings before provision for income taxes	412	1,375	853	3,966
Provision for income taxes	99	319	206	950
Net earnings	$313	$1,056	$647	$3,016
Net earnings available to common stockholders	$303	$1,056	$615	$3,016

Other Financial and Statistical Data
The following table sets forth certain other financial and statistical data for the periods indicated.

	At and for the		At and for the
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Financial Position Data (Average):
Loan receivables, including held for sale	$78,005	$90,556	$80,368	$89,752
Total assets	$96,340	$106,413	$98,333	$105,542
Deposits	$63,876	$65,898	$64,380	$64,826
Borrowings	$16,017	$21,117	$17,207	$21,577
Total equity	$12,139	$14,828	$12,303	$14,812
Selected Performance Metrics:
Purchase volume(1)(2)	$36,013	$38,395	$99,210	$109,199
Retail Card	$27,374	$29,282	$75,762	$83,472
Payment Solutions	$5,901	$6,281	$16,099	$17,478
CareCredit	$2,738	$2,832	$7,349	$8,249
Average active accounts (in thousands)(2)(3)	64,270	76,695	67,246	76,653
Net interest margin(4)	13.80%	16.29%	14.17%	16.04%
Net charge-offs	$866	$1,221	$3,037	$3,896
Net charge-offs as a % of average loan receivables, including held for sale	4.42%	5.35%	5.05%	5.80%
Allowance coverage ratio(5)	12.92%	6.74%	12.92%	6.74%
Return on assets(6)	1.3%	3.9%	0.9%	3.8%
Return on equity(7)	10.3%	28.3%	7.0%	27.2%
Equity to assets(8)	12.60%	13.93%	12.51%	14.03%
Other expense as a % of average loan receivables, including held for sale	5.44%	4.66%	5.08%	4.72%
Efficiency ratio(9)	39.7%	30.8%	36.1%	31.0%
Effective income tax rate	24.0%	23.2%	24.2%	24.0%
Selected Period-End Data:
Loan receivables	$78,521	$83,207	$78,521	$83,207
Allowance for credit losses	$10,146	$5,607	$10,146	$5,607
30+ days past due as a % of period-end loan receivables(10)	2.67%	4.47%	2.67%	4.47%
90+ days past due as a % of period-end loan receivables(10)	1.24%	2.07%	1.24%	2.07%
Total active accounts (in thousands)(2)(3)	64,800	77,094	64,800	77,094
______________________

(1)	Purchase volume, or net credit sales, represents the aggregate amount of charges incurred on credit cards or other credit product accounts less returns during the period.

(2)	Includes activity and accounts associated with loan receivables held for sale.

(3)	Active accounts represent credit card or installment loan accounts on which there has been a purchase, payment or outstanding balance in the current month.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

(5)	Allowance coverage ratio represents allowance for credit losses divided by total period-end loan receivables.

(6)	Return on assets represents net earnings as a percentage of average total assets.

(7)	Return on equity represents net earnings as a percentage of average total equity.

(8)	Equity to assets represents average total equity as a percentage of average total assets.

(9)	Efficiency ratio represents (i) other expense, divided by (ii) sum of net interest income, plus other income, less retailer share arrangements.

(10)	Based on customer statement-end balances extrapolated to the respective period-end date.

Average Balance Sheet
The following tables set forth information for the periods indicated regarding average balance sheet data, which are used in the discussion of interest income, interest expense and net interest income that follows.

	2020			2019
Three months ended September 30 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$13,664	$4	0.12%	$10,947	$59	2.14%
Securities available for sale	7,984	12	0.60%	5,389	32	2.36%
Loan receivables, including held for sale(3):
Credit cards	74,798	3,752	19.96%	87,156	4,807	21.88%
Consumer installment loans	1,892	46	9.67%	2,022	48	9.42%
Commercial credit products	1,238	22	7.07%	1,329	35	10.45%
Other	77	1	NM	49	—	—%
Total loan receivables, including held for sale	78,005	3,821	19.49%	90,556	4,890	21.42%
Total interest-earning assets	99,653	3,837	15.32%	106,892	4,981	18.49%
Non-interest-earning assets:
Cash and due from banks	1,489			1,374
Allowance for credit losses	(9,823)			(5,773)
Other assets	5,021			3,920
Total non-interest-earning assets	(3,313)			(479)
Total assets	$96,340			$106,413
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$63,569	$245	1.53%	$65,615	$411	2.49%
Borrowings of consolidated securitization entities	8,057	53	2.62%	11,770	88	2.97%
Senior unsecured notes	7,960	82	4.10%	9,347	93	3.95%
Total interest-bearing liabilities	79,586	380	1.90%	86,732	592	2.71%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	307			283
Other liabilities	4,308			4,570
Total non-interest-bearing liabilities	4,615			4,853
Total liabilities	84,201			91,585
Equity
Total equity	12,139			14,828
Total liabilities and equity	$96,340			$106,413
Interest rate spread(4)			13.42%			15.78%
Net interest income		$3,457			$4,389
Net interest margin(5)			13.80%			16.29%

	2020			2019
Nine months ended September 30 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$13,992	$49	0.47%	$10,989	$190	2.31%
Securities available for sale	6,918	56	1.08%	5,679	102	2.40%
Loan receivables, including held for sale(3):
Credit cards	77,476	11,764	20.28%	86,471	13,975	21.61%
Consumer installment loans	1,624	118	9.71%	1,931	134	9.28%
Commercial credit products	1,210	85	9.38%	1,304	103	10.56%
Other	58	2	4.61%	46	1	2.91%
Total loan receivables, including held for sale	80,368	11,969	19.89%	89,752	14,213	21.17%
Total interest-earning assets	101,278	12,074	15.92%	106,420	14,505	18.22%
Non-interest-earning assets:
Cash and due from banks	1,475			1,327
Allowance for credit losses	(9,253)			(6,006)
Other assets	4,833			3,801
Total non-interest-earning assets	(2,945)			(878)
Total assets	$98,333			$105,542
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$64,075	$894	1.86%	$64,546	$1,183	2.45%
Borrowings of consolidated securitization entities	8,966	185	2.76%	12,315	278	3.02%
Senior unsecured notes	8,241	252	4.08%	9,262	274	3.96%
Total interest-bearing liabilities	81,282	1,331	2.19%	86,123	1,735	2.69%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	305			280
Other liabilities	4,443			4,327
Total non-interest-bearing liabilities	4,748			4,607
Total liabilities	86,030			90,730
Equity
Total equity	12,303			14,812
Total liabilities and equity	$98,333			$105,542
Interest rate spread(4)			13.73%			15.53%
Net interest income		$10,743			$12,770
Net interest margin(5)			14.17%			16.04%
_______________________

(1)	Average yields/rates are based on total interest income/expense over average balances.

(2)
Includes average restricted cash balances of $214 million and $1.2 billion for the three months ended September 30, 2020 and 2019, respectively, and $612 million and $879 million for the nine months ended September 30, 2020 and 2019, respectively.

(3)
Interest income on loan receivables includes fees on loans of $487 million and $737 million for the three months ended September 30, 2020 and 2019, respectively, and $1.6 billion and $2.1 billion for the nine months ended September 30, 2020 and 2019, respectively.

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
Interest Income
Interest income decreased by $1.1 billion, or 23.0%, for the three months ended September 30, 2020 primarily driven by a decrease in interest and fees on loans of 21.9%. The decrease in interest and fees on loans was primarily driven by the impact of COVID-19 and the Walmart consumer portfolio sale. The sale of the Walmart consumer portfolio drove a decline in interest and fees on loans compared to the prior year quarter of approximately 11%.
Interest income decreased by $2.4 billion, or 16.8%, for the nine months ended September 30, 2020 primarily driven by a decrease in interest and fees on loans related to the Walmart consumer portfolio sale, as well as the impact of COVID-19. The sale of the Walmart consumer portfolio drove a decline in interest and fees on loans compared to the prior year period of approximately 11%.
Average interest-earning assets

Three months ended September 30 ($ in millions)	2020	%	2019	%
Loan receivables, including held for sale	$78,005	78.3%	$90,556	84.7%
Liquidity portfolio and other	21,648	21.7%	16,336	15.3%
Total average interest-earning assets	$99,653	100.0%	$106,892	100.0%

Nine months ended September 30 ($ in millions)	2020	%	2019	%
Loan receivables, including held for sale	$80,368	79.4%	$89,752	84.3%
Liquidity portfolio and other	20,910	20.6%	16,668	15.7%
Total average interest-earning assets	$101,278	100.0%	$106,420	100.0%
The decreases in average loan receivables, including held for sale, of 13.9% and 10.5% for the three and nine months ended September 30, 2020, respectively, were primarily driven by the sale of loan receivables associated with the Walmart and Yamaha portfolios, in October 2019 and January 2020, respectively. In addition, the decreases also reflect a decline in average active accounts of 7.8% at our ongoing partner programs for the quarter ended September 30, 2020, primarily due to the impact of COVID-19.
Yield on average interest-earning assets
The yield on average interest-earning assets decreased for the three and nine months ended September 30, 2020, primarily due to decreases in loan receivable yield and decreases in the percentage of interest-earning assets attributable to loan receivables. The decrease in loan receivable yield was 193 basis points to 19.49% and 128 basis points to 19.89% for the three and nine months ended September 30, 2020, respectively, primarily driven by lower benchmark rates and the sale of the Walmart consumer portfolio, as well as fee and interest waivers related to COVID-19.
Interest Expense
Interest expense decreased by $212 million, or 35.8%, and $404 million, or 23.3%, for the three and nine months ended September 30, 2020, respectively, driven primarily by lower benchmark interest rates and a decrease in borrowings of our securitization entities and senior unsecured notes. Our cost of funds decreased to 1.90% and 2.19% for the three and nine months ended September 30, 2020, respectively, compared to 2.71% and 2.69% for the three and nine months ended September 30, 2019, respectively.

Average interest-bearing liabilities

Three months ended September 30 ($ in millions)	2020	%	2019	%
Interest-bearing deposit accounts	$63,569	79.9%	$65,615	75.6%
Borrowings of consolidated securitization entities	8,057	10.1%	11,770	13.6%
Senior unsecured notes	7,960	10.0%	9,347	10.8%
Total average interest-bearing liabilities	$79,586	100.0%	$86,732	100.0%

Nine months ended September 30 ($ in millions)	2020	%	2019	%
Interest-bearing deposit accounts	$64,075	78.9%	$64,546	74.9%
Borrowings of consolidated securitization entities	8,966	11.0%	12,315	14.3%
Senior unsecured notes	8,241	10.1%	9,262	10.8%
Total average interest-bearing liabilities	$81,282	100.0%	$86,123	100.0%
Net Interest Income
Net interest income decreased by $932 million, or 21.2%, and $2.0 billion, or 15.9%, for the three and nine months ended September 30, 2020, respectively, primarily driven by a decrease in interest and fees on loans due to the impact of COVID-19 and the Walmart consumer portfolio sale, partially offset by decreases in interest expense reflecting lower benchmark interest rates.
Retailer Share Arrangements
Retailer share arrangements decreased by $117 million, or 11.5%, and $231 million, or 8.2%, for the three and nine months ended September 30, 2020, respectively, reflecting the impact of COVID-19 on program performance.
Provision for Credit Losses
Provision for credit losses increased by $191 million, or 18.7%, and $1.5 billion, or 48.2%, for the three and nine months ended September 30, 2020, respectively, primarily driven by the higher reserve build in the current year periods and the prior year reductions in reserves for credit losses related to the Walmart consumer portfolio sale, partially offset by lower net charge-offs.
The higher reserve build reflects both the projected impacts of COVID-19 and the increases attributable to the CECL implementation of $66 million and $650 million for the three and nine months ended September 30, 2020, respectively. The prior year reductions in reserves related to the Walmart portfolio were $326 million and $1.1 billion for the three and nine months ended September 30, 2020, respectively.
Other Income

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Interchange revenue	$172	$197	$467	$556
Debt cancellation fees	68	64	206	201
Loyalty programs	(155)	(203)	(447)	(562)
Other	46	27	97	72
Total other income	$131	$85	$323	$267
Other income increased by $46 million, or 54.1%, and increased by $56 million, or 21.0%, for the three and nine months ended September 30, 2020, respectively, primarily driven by lower loyalty costs, partially offset by a decrease in interchange revenue.
The decreases in loyalty costs and interchange revenue were primarily due to lower purchase volume and the effects from the Walmart consumer portfolio sale.

Other Expense

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Employee costs	$382	$359	$1,033	$1,070
Professional fees	187	205	573	668
Marketing and business development	107	139	309	397
Information processing	125	127	364	363
Other	266	234	776	668
Total other expense	$1,067	$1,064	$3,055	$3,166
Other expense remained flat for the three months ended September 30, 2020, as the restructuring charge of $89 million recorded in the current quarter and expenditures related to our response to COVID-19 were offset by the cost reductions related to the sale of the Walmart consumer portfolio, lower purchase volume and average active accounts and reductions in certain discretionary spend. The restructuring charge included $45 million of operating lease and other asset impairments and $44 million of employee-related expenses. See Note 12. Restructuring Charges to our condensed consolidated financial statements for more information on our strategic plan to reduce operating expenses.
Other expense decreased by $111 million, or 3.5%, for the nine months ended September 30, 2020 primarily driven by the same factors discussed above as well as lower professional fees due to interim servicing costs in the prior year associated with acquired portfolios. These decreases were also partially offset by higher operational losses.
Provision for Income Taxes

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Effective tax rate	24.0%	23.2%	24.2%	24.0%
Provision for income taxes	$99	$319	$206	$950
The effective tax rate for the three months ended September 30, 2020 increased compared to the same period in the prior year primarily due to higher research and development credits recorded in the prior year. The effective tax rate for the nine months ended September 30, 2020 increased slightly compared to the same period in the prior year primarily due to an increase in state tax rates. For the nine months ended September 30, 2020, the effective tax rate differs from the applicable U.S. federal statutory tax rate primarily due to state income taxes.
Platform Analysis
As discussed above under “—Our Sales Platforms,” we offer our products through three sales platforms (Retail Card, Payment Solutions and CareCredit), which management measures based on their revenue-generating activities. The following is a discussion of certain supplemental information for the three and nine months ended September 30, 2020, for each of our sales platforms.

Retail Card

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Purchase volume	$27,374	$29,282	$75,762	$83,472
Period-end loan receivables	$49,595	$52,697	$49,595	$52,697
Average loan receivables, including held for sale	$49,503	$60,660	$51,181	$60,494
Average active accounts (in thousands)	47,065	58,082	49,197	58,156

Interest and fees on loans	$2,619	$3,570	$8,296	$10,414
Retailer share arrangements	$(877)	$(998)	$(2,533)	$(2,774)
Other income	$84	$65	$199	$200
Retail Card interest and fees on loans decreased by $951 million, or 26.6%, for the three months ended September 30, 2020. The sale of the Walmart consumer portfolio drove a decline compared to the prior year period of approximately 14%. The remaining decrease was primarily due to the impact of COVID-19. Retail Card interest and fees on loans decreased by $2.1 billion, or 20.3%, for the nine months ended September 30, 2020 driven by these same factors.
Retailer share arrangements decreased by $121 million, or 12.1%, and $241 million, or 8.7%, for the three and nine months ended September 30, 2020, respectively, primarily as a result of the factors discussed under the heading “Retailer Share Arrangements” above.
Other income increased by $19 million, or 29.2%, and remained relatively flat, for the three and nine months ended September 30, 2020, respectively. The increase for the three months ended September 30, 2020 was primarily driven by lower loyalty costs, partially offset by a decrease in interchange revenue.
Payment Solutions

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Purchase volume	$5,901	$6,281	$16,099	$17,478
Period-end loan receivables	$19,550	$20,478	$19,550	$20,478
Average loan receivables, including held for sale	$19,247	$20,051	$19,551	$19,654
Average active accounts (in thousands)	11,497	12,384	12,031	12,354

Interest and fees on loans	$650	$721	$1,988	$2,092
Retailer share arrangements	$(20)	$(15)	$(56)	$(48)
Other income	$13	$(1)	$40	$11
Payment Solutions interest and fees on loans decreased by $71 million, or 9.8%, and $104 million, or 5.0%, for the three and nine months ended September 30, 2020, respectively. The decreases were primarily driven by lower late fees in the three and nine months ended September 30, 2020 as well as the sale of the Yamaha portfolio in January 2020.

CareCredit

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Purchase volume	$2,738	$2,832	$7,349	$8,249
Period-end loan receivables	$9,376	$10,032	$9,376	$10,032
Average loan receivables	$9,255	$9,845	$9,636	$9,604
Average active accounts (in thousands)	5,708	6,229	6,018	6,143

Interest and fees on loans	$552	$599	$1,685	$1,707
Retailer share arrangements	$(2)	$(3)	$(9)	$(7)
Other income	$34	$21	$84	$56
CareCredit interest and fees on loans decreased by $47 million, or 7.8%, and $22 million, or 1.3%, for the three and nine months ended September 30, 2020, respectively, primarily driven by lower merchant discount as a result of the declines in purchase volume. The decrease in the nine months ended September 30, 2020 was partially offset by growth in average loan receivables in the first quarter of 2020.
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
The following table sets forth the composition of our loan receivables portfolio by product type at the dates indicated.

($ in millions)	At September 30, 2020	(%)	At December 31, 2019	(%)
Loans
Credit cards	$75,204	95.8%	$84,606	97.1%
Consumer installment loans	1,987	2.5%	1,347	1.5
Commercial credit products	1,270	1.6%	1,223	1.4
Other	60	0.1%	39	—
Total loans	$78,521	100.0%	$87,215	100.0%
Loan receivables decreased 10.0% to $78.5 billion at September 30, 2020 compared to December 31, 2019, primarily driven by lower purchase volume and a decrease in average active accounts for our ongoing partner programs due to the impact of COVID-19, as well as the seasonality of our business.
Loan receivables decreased 5.6% to $78.5 billion at September 30, 2020 compared to September 30, 2019, primarily driven by a decrease in average active accounts and flat purchase volume for our ongoing partner programs due to the impact of COVID-19, as well as the sale of loan receivables associated with the Yamaha portfolio.

Our loan receivables portfolio had the following geographic concentration at September 30, 2020.

($ in millions)	Loan Receivables Outstanding	% of Total Loan Receivables Outstanding
State
Texas	$8,067	10.3%
California	$8,023	10.2%
Florida	$6,750	8.6%
New York	$4,322	5.5%
North Carolina	$3,250	4.1%
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
Under the CARES Act, banks may elect to deem that loan modifications do not result in TDRs if they are (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. At September 30, 2020, we have not made such an election. Additionally, certain other short-term modifications made on a good faith basis in response to COVID-19 are not considered TDRs under ASC Subtopic 310-40. This includes delays in payment that are insignificant or short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers or extensions of repayment terms to borrowers who were current prior to any relief. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.
We have provided support to our customers impacted by COVID-19 through various actions, such as minimum payment deferrals and interest and late fee waivers. Loans enrolled in minimum payment deferrals generally continue to accrue interest and their delinquency status as of the modification date will not advance through the deferment period.
During the nine months ended September 30, 2020, we enrolled approximately 2.0 million customers in short-term modifications to defer minimum payments, representing $3.8 billion in loan receivables. The substantial majority of these enrollments were for our credit card customers. For certain customers we also provided waivers of interest charges or late fees. During the nine months ended September 30, 2020, the waivers of interest and late fees provided to our customers resulted in foregone interest and fee income of $84 million.
At September 30, 2020, approximately 94% of enrolled accounts have exited our forbearance programs and approximately 0.1 million customers, representing $227 million in loan receivables, remained in these short-term modification programs. To date, while not having a material impact to the Company’s overall delinquency metrics at September 30, 2020, we have experienced a higher incidence rate of accounts becoming delinquent following their exit from these short-term programs, as compared to accounts that did not enter the forbearance program.
Delinquencies
Over-30 day loan delinquencies as a percentage of period-end loan receivables decreased to 2.67% at September 30, 2020 from 4.47% at September 30, 2019, and decreased from 4.44% at December 31, 2019. These decreases were primarily driven by an improvement in customer payment behavior.

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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net charge-off rate	4.42%	5.35%	5.05%	5.80%
Allowance for Credit Losses and Impact of Adoption of CECL
The allowance for credit losses totaled $10.1 billion at September 30, 2020, compared with allowance for loan losses of $5.6 billion at both December 31, 2019 and September 30, 2019. Similarly, our allowance for credit losses as a percentage of total loan receivables increased to 12.92% at September 30, 2020, from 6.42% at December 31, 2019 and increased from 6.74% at September 30, 2019.
The increases in the allowance for credit losses and allowance coverage ratio reflect the impact of the CECL adoption and implementation in January 2020. Upon adoption of the new accounting standard on January 1, 2020, we recorded an increase to our allowance for loan losses of $3.0 billion. The allowance for credit losses at September 30, 2020 reflects our estimate of expected credit losses for the life of the loan receivables on our condensed consolidated statement of financial position at September 30, 2020, which includes the consideration of current and expected macroeconomic conditions that existed at that date.
During the initial year of implementation of the new CECL accounting standard we continue to determine what our allowance for credit losses and allowance coverage ratio would have been if the prior accounting guidance were still in effect, in order to help provide comparability with our prior year results. The following table illustrates the effects of the implementation of the new accounting standard to our allowance for credit losses and allowance coverage ratio at September 30, 2020.

($ in millions)	Amounts under prior accounting guidance(1)	Impact of adoption of CECL	Ongoing implementation of CECL model	GAAP reported amounts
At September 30, 2020
Allowance for credit losses	$6,475	$3,021	$650	$10,146
Allowance coverage ratio	8.25%	3.85%	0.82%	12.92%
______________________

(1)
Amounts shown above as if the prior accounting guidance remained in effect are non-GAAP measures and are presented only in this initial year after adoption for comparability with the prior year reported GAAP metrics.

In addition to the effects of the increases attributable to CECL noted in the above table, our allowance coverage ratio increased as compared to both December 31, 2019 and September 30, 2019 primarily due to the projected impacts from COVID-19.

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
Funding Sources
Our primary funding sources include cash from operations, deposits (direct and brokered deposits), securitized financings and senior unsecured notes.
The following table summarizes information concerning our funding sources during the periods indicated:

	2020			2019
Three months ended September 30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$63,569	79.9%	1.5%	$65,615	75.6%	2.5%
Securitized financings	8,057	10.1	2.6	11,770	13.6	3.0
Senior unsecured notes	7,960	10.0	4.1	9,347	10.8	4.0
Total	$79,586	100.0%	1.9%	$86,732	100.0%	2.7%
______________________

(1)
Excludes $307 million and $283 million average balance of non-interest-bearing deposits for the three months ended September 30, 2020 and 2019, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the three months ended September 30, 2020 and 2019.

	2020			2019
Nine months ended September 30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$64,075	78.9%	1.9%	$64,546	74.9%	2.5%
Securitized financings	8,966	11.0	2.8	12,315	14.3	3.0
Senior unsecured notes	8,241	10.1	4.1	9,262	10.8	4.0
Total	$81,282	100.0%	2.2%	$86,123	100.0%	2.7%
______________________

(1)
Excludes $305 million and $280 million average balance of non-interest-bearing deposits for the nine months ended September 30, 2020 and 2019, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the nine months ended September 30, 2020 and 2019.

Deposits
We obtain deposits directly from retail and commercial customers (“direct deposits”) or through third-party brokerage firms that offer our deposits to their customers (“brokered deposits”). At September 30, 2020, we had $52.5 billion in direct deposits and $11.0 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger that channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to continue to utilize our direct deposits base as a source of stable and diversified low-cost funding.
Our direct deposits include a range of FDIC-insured deposit products, including certificates of deposit, IRAs, money market accounts and savings accounts.
Brokered deposits are primarily from retail customers of large brokerage firms. We have relationships with 11 brokers that offer our deposits through their networks. Our brokered deposits consist primarily of certificates of deposit that bear interest at a fixed rate and at September 30, 2020, had a weighted average remaining life of 1.9 years. These deposits generally are not subject to early withdrawal.

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
The following table summarizes certain information regarding our interest-bearing deposits by type (all of which constitute U.S. deposits) for the periods indicated:

Three months ended September 30 ($ in millions)	2020			2019
	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$29,810	46.9%	2.0%	$34,100	52.0%	2.6%
Savings accounts (including money market accounts)	22,680	35.7	0.8	18,856	28.7	2.1
Brokered deposits	11,079	17.4	1.7	12,659	19.3	2.7
Total interest-bearing deposits	$63,569	100.0%	1.5%	$65,615	100.0%	2.5%

Nine months ended September 30 ($ in millions)	2020			2019
	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$31,871	49.7%	2.2%	$33,147	51.3%	2.5%
Savings accounts (including money market accounts)	21,121	33.0	1.2	18,626	28.9	2.1
Brokered deposits	11,084	17.3	1.9	12,773	19.8	2.7
Total interest-bearing deposits	$64,076	100.0%	1.9%	$64,546	100.0%	2.5%
Our deposit liabilities provide funding with maturities ranging from one day to ten years.
The following table summarizes total deposits by contractual maturity at September 30, 2020:

($ in millions)	3 Months or Less	Over 3 Months but within 6 Months	Over 6 Months but within 12 Months	Over 12 Months	Total
U.S. deposits (less than FDIC insurance limit)(1)(2)	$26,943	$5,910	$8,771	$9,037	$50,661
U.S. deposits (in excess of FDIC insurance limit)(2)
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	1,182	1,934	2,417	1,448	6,981
Savings accounts (including money market accounts)	5,827	—	—	—	5,827
Brokered deposits:
Sweep accounts	24	—	—	—	24
Total	$33,976	$7,844	$11,188	$10,485	$63,493
______________________

(1)	Includes brokered certificates of deposit for which underlying individual deposit balances are assumed to be less than $250,000.

(2)	The standard deposit insurance amount is $250,000 per depositor, for each account ownership category. Deposits in excess of FDIC insurance limit presented above include partially uninsured accounts.
At September 30, 2020, the weighted average maturity of our interest-bearing time deposits was 1.1 years. See Note 7. Deposits to our condensed consolidated financial statements for more information on the maturities of our time deposits.

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
The following table summarizes expected contractual maturities of the investors’ interests in securitized financings, excluding debt premiums, discounts and issuance costs at September 30, 2020.

($ in millions)	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years	Total
Scheduled maturities of long-term borrowings—owed to securitization investors:
SYNCT(1)	$1,725	$3,191	$—	$—	$4,916
SFT	—	300	—	—	300
SYNIT(1)	1,000	1,600	—	—	2,600
Total long-term borrowings—owed to securitization investors	$2,725	$5,091	$—	$—	$7,816
______________________

(1)	Excludes any subordinated classes of SYNCT notes and SYNIT notes that we owned at September 30, 2020.
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
The following table summarizes for each of our trusts the three-month rolling average excess spread at September 30, 2020.

	Note Principal Balance ($ in millions)	# of Series Outstanding	Three-Month Rolling Average Excess Spread(1)
SYNCT	$5,144	9	~15.6% to 17.9%
SFT	$300	7	16.3%
SYNIT	$2,600	1	16.6%
______________________

(1)
Represents the excess spread (generally calculated as interest income collected from the applicable pool of loan receivables less applicable net charge-offs, interest expense and servicing costs, divided by the aggregate principal amount of loan receivables in the applicable pool) for SFT or, in the case of SYNCT and SYNIT, a range of the excess spreads relating to the particular series issued within each trust and omitting any series that have not been outstanding for at least three full monthly periods, in each case calculated in accordance with the applicable trust or series documentation, for the three securitization monthly periods ended September 30, 2020.

Senior Unsecured Notes
During the nine months ended September 30, 2020 we made repayments of $1.5 billion, which included all of our previously outstanding floating rate senior unsecured notes.
The following table provides a summary of our outstanding fixed rate senior unsecured notes at September 30, 2020.

Issuance Date	Interest Rate(1)	Maturity	Principal Amount Outstanding(2)
($ in millions)
Fixed rate senior unsecured notes:
Synchrony Financial
August 2014	3.750%	August 2021	$750
August 2014	4.250%	August 2024	1,250
July 2015	4.500%	July 2025	1,000
August 2016	3.700%	August 2026	500
December 2017	3.950%	December 2027	1,000
March 2019	4.375%	March 2024	600
March 2019	5.150%	March 2029	650
July 2019	2.850%	July 2022	750
Synchrony Bank
June 2017	3.000%	June 2022	750
May 2018	3.650%	May 2021	750
Total fixed rate senior unsecured notes			$8,000
______________________

(1)	Weighted average interest rate of all senior unsecured notes at September 30, 2020 was 3.94%.

(2)	The amounts shown exclude unamortized debt discount, premiums and issuance cost.
Short-Term Borrowings
Except as described above, there were no material short-term borrowings for the periods presented.
Other
At September 30, 2020, we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
Covenants
The indenture pursuant to which our senior unsecured notes have been issued includes various covenants. If we do not satisfy any of these covenants, the maturity of amounts outstanding thereunder may be accelerated and become payable. We were in compliance with all of these covenants at September 30, 2020.
At September 30, 2020, we were not in default under any of our credit facilities.
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
We maintain a liquidity portfolio, which at September 30, 2020 had $21.4 billion of liquid assets, primarily consisting of cash and equivalents and short-term obligations of the U.S. Treasury, less cash in transit which is not considered to be liquid, compared to $17.3 billion of liquid assets at December 31, 2019. The increase in liquid assets was primarily due to the reduction in our loan receivables, the retention of excess cash flows from operations and the seasonality of our business. Additionally, on March 15, 2020, in response to the COVID-19 pandemic, the Federal Reserve Board reduced reserve requirements for insured depository institutions to zero percent, which further increased the Bank’s available liquidity. We believe our liquidity position at September 30, 2020 remains strong as we continue to operate in a period of uncertain economic conditions related to COVID-19 and we will continue to closely monitor our liquidity as economic conditions change.
As additional sources of liquidity, at September 30, 2020, we had an aggregate of $4.9 billion of undrawn committed capacity on our securitized financings, subject to customary borrowing conditions, from private lenders under our securitization programs and $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders, and we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
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
Dividend and Share Repurchases

Common Stock Cash Dividends Declared	Month of Payment	Amount per Common Share	Amount
($ in millions, except per share data)
Three months ended March 31, 2020	February 2020	$0.22	$135
Three months ended June 30, 2020	May 2020	0.22	128
Three months ended September 30, 2020	August, 2020	0.22	129
Total dividends declared		$0.66	$392

Preferred Stock Cash Dividends Declared	Month of Payment	Amount per Preferred Share	Amount
($ in millions, except per share data)
Three months ended March 31, 2020	February 2020	$14.22	$11
Three months ended June 30, 2020	May 2020	14.06	11
Three months ended September 30, 2020	August, 2020	14.06	10
Total dividends declared		$42.34	$32
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

Common Shares Repurchased Under Publicly Announced Programs	Total Number of Shares Purchased	Dollar Value of Shares Purchased
($ and shares in millions)
Three months ended March 31, 2020	33.6	$984
Three months ended June 30, 2020	—	—
Three months ended September 30, 2020	—	—
Total	33.6	$984
Our previously approved share repurchase program (the “2019 Share Repurchase Program”) expired on June 30, 2020. Under this program we repurchased $3.6 billion of common stock. In response to COVID-19, we have suspended our share repurchase activities until we have greater visibility as to the current economic environment.
Regulatory Capital Requirements - Synchrony Financial
As a savings and loan holding company, we are required to maintain minimum capital ratios, under the applicable U.S. Basel III capital rules. For more information, see “Regulation—Savings and Loan Holding Company Regulation” in our 2019 Form 10-K.
For Synchrony Financial to be a well-capitalized savings and loan holding company, Synchrony Bank must be well-capitalized and Synchrony Financial must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. As of September 30, 2020, Synchrony Financial met all the requirements to be deemed well-capitalized.
The following table sets forth the composition of our capital ratios for the Company calculated under the Basel III Standardized Approach rules at September 30, 2020 and December 31, 2019, respectively.

	Basel III
	At September 30, 2020		At December 31, 2019
($ in millions)	Amount	Ratio(1)	Amount	Ratio(1)
Total risk-based capital	$13,925	18.1%	$14,211	16.3%
Tier 1 risk-based capital	$12,891	16.7%	$13,064	15.0%
Tier 1 leverage	$12,891	13.3%	$13,064	12.6%
Common equity Tier 1 capital	$12,157	15.8%	$12,330	14.1%
Risk-weighted assets	$76,990		$87,302
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
Capital amounts and ratios at September 30, 2020 in the above table all reflect the application of the CECL regulatory capital transition adjustment. The increase in our common equity Tier 1 capital ratio compared to December 31, 2019 was primarily due to the decrease in loan receivables and a corresponding decrease in risk-weighted assets in the nine months ended September 30, 2020.

Regulatory Capital Requirements - Synchrony Bank
At September 30, 2020 and December 31, 2019, the Bank met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. The following table sets forth the composition of the Bank’s capital ratios calculated under the Basel III Standardized Approach rules at September 30, 2020 and December 31, 2019, and also reflects the CECL regulatory capital transition adjustment in the September 30, 2020 amounts and ratios.

	At September 30, 2020		At December 31, 2019		Minimum to be Well- Capitalized under Prompt Corrective Action Provisions
($ in millions)	Amount	Ratio	Amount	Ratio	Ratio
Total risk-based capital	$12,260	17.9%	$11,911	15.6%	10.0%
Tier 1 risk-based capital	$11,340	16.6%	$10,907	14.3%	8.0%
Tier 1 leverage	$11,340	13.0%	$10,907	11.9%	5.0%
Common equity Tier 1 capital	$11,340	16.6%	$10,907	14.3%	6.5%
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
Off-Balance Sheet Arrangements and Unfunded Lending Commitments
____________________________________________________________________________________________
We do not have any material off-balance sheet arrangements, including guarantees of third-party obligations. Guarantees are contracts or indemnification agreements that contingently require us to make a guaranteed payment or perform an obligation to a third-party based on certain trigger events. At September 30, 2020, we had not recorded any contingent liabilities in our Condensed Consolidated Statement of Financial Position related to any guarantees. See Note 9 - Fair Value Measurements to our condensed consolidated financial statements for information on contingent consideration liabilities related to business acquisitions.
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

Allowance for Credit Losses
Effective January 1, 2020, losses on loan receivables are estimated and recognized upon origination of the loan, based on expected credit losses for the life of the loan balance as of the period end date. This requires us to estimate expected losses in the portfolio as of each balance sheet date. The method for calculating the estimate of expected credit loss takes into account historical experience and current conditions for homogeneous pools of loans, and reasonable and supportable forecasts about the future. We also perform a qualitative assessment in addition to model estimates and apply qualitative adjustments as necessary. The reasonable and supportable forecast period is determined based upon the accuracy level of historical loss forecast estimates, models and methodology utilized, an assessment of the current economic outlook, including the effects of COVID-19, and consideration of material changes in our loan portfolio such as changes in growth, portfolio mix and credit strategy. The reasonable and supportable forecast period used in our estimate of credit losses at September 30, 2020 was 12 months, consistent with the forecast period utilized since adoption of CECL. The Company reassesses the reasonable and supportable forecast period on a quarterly basis. Beyond the reasonable and supportable forecast period, we revert to historical loss information at the loan receivables segment level over a 6-month period, gradually increasing the weight of historical losses in the reversion period, and utilize historical loss information thereafter for the remaining life of the portfolio. The reversion period, similar to the reasonable and supportable forecast period, may change in the future depending on multiple factors such as forecasting methods, portfolio changes, and macroeconomic environment.

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

ITEM 1. FINANCIAL STATEMENTS
Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
____________________________________________________________________________________________

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except per share data)	2020	2019	2020	2019
Interest income:
Interest and fees on loans (Note 4)	$3,821	$4,890	$11,969	$14,213
Interest on cash and debt securities	16	91	105	292
Total interest income	3,837	4,981	12,074	14,505
Interest expense:
Interest on deposits	245	411	894	1,183
Interest on borrowings of consolidated securitization entities	53	88	185	278
Interest on senior unsecured notes	82	93	252	274
Total interest expense	380	592	1,331	1,735
Net interest income	3,457	4,389	10,743	12,770
Retailer share arrangements	(899)	(1,016)	(2,598)	(2,829)
Provision for credit losses (Note 4)	1,210	1,019	4,560	3,076
Net interest income, after retailer share arrangements and provision for credit losses	1,348	2,354	3,585	6,865
Other income:
Interchange revenue	172	197	467	556
Debt cancellation fees	68	64	206	201
Loyalty programs	(155)	(203)	(447)	(562)
Other	46	27	97	72
Total other income	131	85	323	267
Other expense:
Employee costs	382	359	1,033	1,070
Professional fees	187	205	573	668
Marketing and business development	107	139	309	397
Information processing	125	127	364	363
Other	266	234	776	668
Total other expense	1,067	1,064	3,055	3,166
Earnings before provision for income taxes	412	1,375	853	3,966
Provision for income taxes (Note 13)	99	319	206	950
Net earnings	$313	$1,056	$647	$3,016
Net earnings available to common stockholders	$303	$1,056	$615	$3,016

Earnings per share
Basic	$0.52	$1.60	$1.04	$4.42
Diluted	$0.52	$1.60	$1.04	$4.40

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
____________________________________________________________________________________________

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2020	2019	2020	2019

Net earnings	$313	$1,056	$647	$3,016

Other comprehensive income (loss)
Debt securities	—	3	29	35
Currency translation adjustments	6	(1)	(1)	—
Employee benefit plans	—	(3)	(1)	(4)
Other comprehensive income (loss)	6	(1)	27	31

Comprehensive income	$319	$1,055	$674	$3,047
Amounts presented net of taxes.

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Financial Position (Unaudited)
____________________________________________________________________________________________

($ in millions)	At September 30, 2020	At December 31, 2019
Assets
Cash and equivalents	$13,552	$12,147
Debt securities (Note 3)	8,432	5,911
Loan receivables: (Notes 4 and 5)
Unsecuritized loans held for investment	52,613	58,398
Restricted loans of consolidated securitization entities	25,908	28,817
Total loan receivables	78,521	87,215
Less: Allowance for credit losses	(10,146)	(5,602)
Loan receivables, net	68,375	81,613
Loan receivables held for sale (Note 4)	4	725
Goodwill	1,078	1,078
Intangible assets, net (Note 6)	1,091	1,265
Other assets	3,126	2,087
Total assets	$95,658	$104,826

Liabilities and Equity
Deposits: (Note 7)
Interest-bearing deposit accounts	$63,195	$64,877
Non-interest-bearing deposit accounts	298	277
Total deposits	63,493	65,154
Borrowings: (Notes 5 and 8)
Borrowings of consolidated securitization entities	7,809	10,412
Senior unsecured notes	7,962	9,454
Total borrowings	15,771	19,866
Accrued expenses and other liabilities	4,295	4,718
Total liabilities	$83,559	$89,738

Equity:
Preferred stock, par share value $0.001 per share; 750,000 shares authorized; 750,000 shares issued and outstanding at both September 30, 2020 and December 31, 2019 and aggregate liquidation preference of $750 at both September 30, 2020 and December 31, 2019	$734	$734
Common Stock, par share value $0.001 per share; 4,000,000,000 shares authorized; 833,984,684 shares issued at both September 30, 2020 and December 31, 2019; 583,766,270 and 615,925,168 shares outstanding at September 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	9,552	9,537
Retained earnings	10,024	12,117
Accumulated other comprehensive income (loss):
Debt securities	28	(1)
Currency translation adjustments	(25)	(24)
Employee benefit plans	(34)	(33)
Treasury stock, at cost; 250,218,414 and 218,059,516 shares at September 30, 2020 and December 31, 2019, respectively	(8,181)	(7,243)
Total equity	12,099	15,088
Total liabilities and equity	$95,658	$104,826

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
____________________________________________________________________________________________

	Preferred Stock		Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2019	—	$—	833,985	$1	$9,482	$8,986	$(62)	$(3,729)	$14,678
Net earnings	—	—	—	—	—	1,107	—	—	1,107
Other comprehensive income	—	—	—	—	—	—	19	—	19
Purchases of treasury stock	—	—	—	—	—	—	—	(967)	(967)
Stock-based compensation	—	—	—	—	7	(17)	—	32	22
Dividends - common stock ($0.21 per share)	—	—	—	—	—	(150)	—	—	(150)
Other	—	—	—	—	—	13	(13)	—	—
Balance at March 31, 2019	—	$—	833,985	$1	$9,489	$9,939	$(56)	$(4,664)	$14,709
Net earnings	—	—	—	—	—	853	—	—	853
Other comprehensive income	—	—	—	—	—	—	13	—	13
Purchases of treasury stock	—	—	—	—	—	—	—	(725)	(725)
Stock-based compensation	—	—	—	—	11	(20)	—	38	29
Dividends - common stock ($0.21 per share)	—	—	—	—	—	(145)	—	—	(145)
Balance at June 30, 2019	—	$—	833,985	$1	$9,500	$10,627	$(43)	$(5,351)	$14,734
Net earnings	—	—	—	—	—	1,056	—	—	1,056
Other comprehensive income	—	—	—	—	—	—	(1)	—	(1)
Purchases of treasury stock	—	—	—	—	—	—	—	(550)	(550)
Stock-based compensation	—	—	—	—	20	(5)	—	11	26
Dividends - common stock ($0.22 per share)	—	—	—	—	—	(145)	—	—	(145)
Balance at September 30, 2019	—	$—	833,985	$1	$9,520	$11,533	$(44)	$(5,890)	$15,120

	Preferred Stock		Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2020	750	$734	833,985	$1	$9,537	$12,117	$(58)	$(7,243)	$15,088
Cumulative effect of change in accounting principle	—	—	—	—	—	(2,276)	—	—	(2,276)
Net earnings	—	—	—	—	—	286	—	—	286
Other comprehensive income	—	—	—	—	—	—	9	—	9
Purchases of treasury stock	—	—	—	—	—	—	—	(985)	(985)
Stock-based compensation	—	—	—	—	(14)	(21)	—	29	(6)
Dividends - preferred stock ($14.22 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividends - common stock ($0.22 per share)	—	—	—	—	—	(135)	—	—	(135)
Balance at March 31, 2020	750	$734	833,985	$1	$9,523	$9,960	$(49)	$(8,199)	$11,970
Net earnings	—	—	—	—	—	48	—	—	48
Other comprehensive income	—	—	—	—	—	—	12	—	12
Purchases of treasury stock	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	9	(17)	—	16	8
Dividends - preferred stock ($14.06 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividends - common stock ($0.22 per share)	—	—	—	—	—	(128)	—	—	(128)
Balance at June 30, 2020	750	$734	833,985	$1	$9,532	$9,852	$(37)	$(8,183)	$11,899
Net earnings	—	—	—	—	—	313	—	—	313
Other comprehensive income	—	—	—	—	—	—	6	—	6
Purchases of treasury stock	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	20	(2)	—	2	20
Dividends - preferred stock ($14.06 per share)	—	—	—	—	—	(10)	—	—	(10)
Dividends - common stock ($0.22 per share)	—	—	—	—	—	(129)	—	—	(129)
Other			—	—	—	—	—	—	—
Balance at September 30, 2020	750	$734	833,985	$1	$9,552	$10,024	$(31)	$(8,181)	$12,099

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
____________________________________________________________________________________________

	Nine months ended September 30,
($ in millions)	2020	2019
Cash flows - operating activities
Net earnings	$647	$3,016
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for credit losses	4,560	3,076
Deferred income taxes	(468)	103
Depreciation and amortization	290	273
(Increase) decrease in interest and fees receivable	394	(430)
(Increase) decrease in other assets	(85)	46
Increase (decrease) in accrued expenses and other liabilities	(483)	125
All other operating activities	546	445
Cash provided from (used for) operating activities	5,401	6,654

Cash flows - investing activities
Maturity and sales of debt securities	4,943	6,766
Purchases of debt securities	(7,423)	(5,178)
Proceeds from sale of loan receivables	709	—
Net (increase) decrease in loan receivables, including held for sale	4,798	(2,016)
All other investing activities	(266)	(514)
Cash provided from (used for) investing activities	2,761	(942)

Cash flows - financing activities
Borrowings of consolidated securitization entities
Proceeds from issuance of securitized debt	675	3,345
Maturities and repayment of securitized debt	(3,282)	(6,877)
Senior unsecured notes
Proceeds from issuance of senior unsecured notes	—	1,985
Maturities and repayment of senior unsecured notes	(1,500)	(2,100)
Dividends paid on preferred stock	(32)	—
Net increase (decrease) in deposits	(1,656)	1,940
Purchases of treasury stock	(985)	(2,242)
Dividends paid on common stock	(392)	(440)
All other financing activities	(11)	22
Cash provided from (used for) financing activities	(7,183)	(4,367)

Increase (decrease) in cash and equivalents, including restricted amounts	979	1,345
Cash and equivalents, including restricted amounts, at beginning of period	12,647	10,376
Cash and equivalents at end of period:
Cash and equivalents	13,552	11,461
Restricted cash and equivalents included in other assets	74	260
Total cash and equivalents, including restricted amounts, at end of period	$13,626	$11,721

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
Allowance for Credit Losses
Losses on loan receivables are estimated and recognized upon origination of the loan, based on expected credit losses for the life of the loan balance as of the period end date. Expected credit loss estimates involve modeling loss projections attributable to existing loan balances, considering historical experience, current conditions and future expectations for homogeneous pools of loans over the reasonable and supportable forecast period. We also perform a qualitative assessment in addition to model estimates and apply qualitative adjustments as necessary. The reasonable and supportable forecast period is determined based upon the accuracy level of historical loss forecast estimates, models and methodology utilized, an assessment of the current economic outlook, including the effects of COVID-19, and consideration of material changes in our loan portfolio such as changes in growth, portfolio mix and credit strategy. The reasonable and supportable forecast period used in our estimate of credit losses at September 30, 2020 was 12 months, consistent with the forecast period utilized since adoption of CECL. The Company reassesses the reasonable and supportable forecast period on a quarterly basis. Beyond the reasonable and supportable forecast period, we revert to historical loss information at the loan receivables segment level over a 6-month period, gradually increasing the weight of historical losses in the reversion period, and utilize historical loss information thereafter for the remaining life of the portfolio. The historical loss information is derived from a combination of recessionary and non-recessionary performance periods, weighted by the time span of each period. Similar to the reasonable and supportable forecast period, we also reassess the reversion period and historical mean on a quarterly basis, considering any required adjustments for differences in underwriting standards, portfolio mix, and other relevant data shifts over time.

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
Troubled debt restructurings (“TDR”) are those loans for which we have granted a concession to a borrower experiencing financial difficulties where we do not receive adequate compensation. TDRs are identified at the point when the borrower enters into a modification program. Under the CARES Act, banks may elect to deem that loan modifications do not result in TDRs if they are (1) related to the novel coronavirus disease (“COVID-19”); (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. At September 30, 2020, we have not made such an election. Additionally, other short-term modifications made on a good faith basis in response to COVID-19 are not considered TDRs under ASC Subtopic 310-40. This includes delays in payment that are insignificant or short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers or extensions of repayment terms to borrowers who were current prior to any relief. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.
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

NOTE 3.    DEBT SECURITIES
All of our debt securities are classified as available-for-sale and are held to meet our liquidity objectives or to comply with the Community Reinvestment Act (“CRA”). Our debt securities consist of the following:

	September 30, 2020				December 31, 2019
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
($ in millions)	cost	gains	losses	fair value	cost	gains	losses	fair value
U.S. government and federal agency	$5,198	$1	$—	$5,199	$2,468	$1	$—	$2,469
State and municipal	40	—	(1)	39	46	1	(2)	45
Residential mortgage-backed(a)	804	26	—	830	1,029	6	(9)	1,026
Asset-backed(b)	2,353	11	—	2,364	2,368	3	—	2,371
Total	$8,395	$38	$(1)	$8,432	$5,911	$11	$(11)	$5,911
_______________________

(a)
All of our residential mortgage-backed securities have been issued by government-sponsored entities and are collateralized by U.S. mortgages. At September 30, 2020 and December 31, 2019, $267 million and $351 million of residential mortgage-backed securities, respectively, are pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve Discount Window advances.

(b)	All of our asset-backed securities are collateralized by credit card loans.
The following table presents the estimated fair values and gross unrealized losses of our available-for-sale debt securities:

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
($ in millions)	fair value	losses	fair value	losses
At September 30, 2020
U.S. government and federal agency	$—	$—	$—	$—
State and municipal	3	—	22	(1)
Residential mortgage-backed	9	—	—	—
Asset-backed	242	—	—	—
Total	$254	$—	$22	$(1)

At December 31, 2019
U.S. government and federal agency	$—	$—	$—	$—
State and municipal	—	—	24	(2)
Residential mortgage-backed	76	—	618	(9)
Asset-backed	202	—	—	—
Total	$278	$—	$642	$(11)

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

Contractual Maturities of Investments in Available-for-Sale Debt Securities

	Amortized	Estimated	Weighted
At September 30, 2020 ($ in millions)	cost	fair value	Average yield (a)
Due
Within one year	$6,553	$6,560	0.4%
After one year through five years	$999	$1,004	0.7%
After five years through ten years	$147	$153	2.5%
After ten years	$696	$715	1.9%
_____________________

(a)	Weighted average yield is calculated based on the amortized cost of each security. In calculating yield, no adjustment has been made with respect to any tax-exempt obligations.
We expect actual maturities to differ from contractual maturities because borrowers have the right to prepay certain obligations.
There were no material realized gains or losses recognized for the nine months ended September 30, 2020 and 2019.
Although we generally do not have the intent to sell any specific securities held at September 30, 2020, in the ordinary course of managing our debt securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield, liquidity requirements and funding obligations.
NOTE 4.    LOAN RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

($ in millions)	September 30, 2020	December 31, 2019
Credit cards	$75,204	$84,606
Consumer installment loans	1,987	1,347
Commercial credit products	1,270	1,223
Other	60	39
Total loan receivables, before allowance for losses(a)(b)	$78,521	$87,215
_______________________

(a)
Total loan receivables include $25.9 billion and $28.8 billion of restricted loans of consolidated securitization entities at September 30, 2020 and December 31, 2019, respectively. See Note 5. Variable Interest Entities for further information on these restricted loans.

(b)	At September 30, 2020 and December 31, 2019, loan receivables included deferred costs, net of deferred income, of $130 million and $140 million, respectively.
Disposition of Loan Receivables
In January 2020, we completed the sale of loan receivables associated with our Payment Solutions program agreement with Yamaha.
Allowance for Credit Losses(a)

($ in millions)	Balance at July 1, 2020	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2020
Credit cards	$9,637	$1,143	$(1,052)	$202	$9,930
Consumer installment loans	103	50	(9)	4	148
Commercial credit products	61	17	(13)	2	67
Other	1	—	—	—	1
Total	$9,802	$1,210	$(1,074)	$208	$10,146

($ in millions)	Balance at January 1, 2020	Impact of ASU 2016-13 Adoption	Post-Adoption Balance at January 1, 2020	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2020
Credit cards	$5,506	$2,989	$8,495	$4,411	$(3,712)	$736	$9,930
Consumer installment loans	46	26	72	102	(36)	10	148
Commercial credit products	49	6	55	47	(42)	7	67
Other	1	—	1	—	—	—	1
Total	$5,602	$3,021	$8,623	$4,560	$(3,790)	$753	$10,146
Allowance for Loan Losses(b)

($ in millions)	Balance at July 1, 2019	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2019
Credit cards	$5,702	$993	$(1,422)	$225	$5,498
Consumer installment loans	50	18	(16)	4	56
Commercial credit products	55	9	(14)	2	52
Other	2	(1)	—	—	1
Total	$5,809	$1,019	$(1,452)	$231	$5,607

($ in millions)	Balance at January 1, 2019	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2019
Credit cards	$6,327	$2,994	$(4,584)	$761	$5,498
Consumer installment loans	44	46	(47)	13	56
Commercial credit products	55	35	(43)	5	52
Other	1	1	(1)	—	1
Total	$6,427	$3,076	$(4,675)	$779	$5,607
_______________________

(a)
The allowance for credit losses at September 30, 2020 reflects our estimate of expected credit losses for the life of the loan receivables on our condensed consolidated statement of financial position at September 30, 2020, which includes the consideration of current and expected macroeconomic conditions that existed at that date.

(b)	Comparative information is presented in accordance with applicable accounting standards in effect prior to the adoption of ASU 2016-13.

Delinquent and Non-accrual Loans

At September 30, 2020 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing
Credit cards	$1,091	$958	$2,049	$958	$—
Consumer installment loans	23	4	27	—	4
Commercial credit products	13	11	24	11	—
Total delinquent loans	$1,127	$973	$2,100	$969	$4
Percentage of total loan receivables	1.4%	1.2%	2.7%	1.2%	—%

At December 31, 2019 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing(a)
Credit cards	$1,936	$1,852	$3,788	$1,850	$—
Consumer installment loans	21	7	28	—	7
Commercial credit products	40	18	58	18	—
Total delinquent loans	$1,997	$1,877	$3,874	$1,868	$7
Percentage of total loan receivables	2.3%	2.2%	4.4%	2.1%	—%
_______________________

(a)	Excludes purchase credit deteriorated loan receivables.
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

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Credit cards	$197	$226	$549	$633
Consumer installment loans	—	—	—	—
Commercial credit products	1	1	2	3
Total	$198	$227	$551	$636

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

At September 30, 2020 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$1,109	$(522)	$587	$985
Consumer installment loans	—	—	—	—
Commercial credit products	3	(2)	1	3
Total	$1,112	$(524)	$588	$988

At December 31, 2019 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$1,146	$(550)	$596	$1,019
Consumer installment loans	—	—	—	—
Commercial credit products	4	(2)	2	4
Total	$1,150	$(552)	$598	$1,023

Financial Effects of TDRs
As part of our loan modifications for borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following table presents the types and financial effects of loans modified and accounted for as TDRs during the periods presented:

Three months ended September 30,	2020			2019
($ in millions)	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$11	$67	$1,112	$11	$67	$1,074
Consumer installment loans	—	—	—	—	—	—
Commercial credit products	—	1	3	—	1	4
Total	$11	$68	$1,115	$11	$68	$1,078

Nine months ended September 30,	2020			2019
($ in millions)	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$32	$206	$1,130	$33	$197	$1,103
Consumer installment loans	—	—	—	—	—	—
Commercial credit products	—	1	3	—	1	4
Total	$32	$207	$1,133	$33	$198	$1,107

Payment Defaults
The following table presents the type, number and amount of loans accounted for as TDRs that enrolled in a modification plan within the previous 12 months from the applicable balance sheet date and experienced a payment default and charged-off during the periods presented.

Three months ended September 30,	2020		2019
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	14,440	$38	15,059	$37
Consumer installment loans	—	—	—	—
Commercial credit products	278	1	40	—
Total	14,718	$39	15,099	$37

Nine months ended September 30,	2020		2019
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	38,885	$102	36,529	$88
Consumer installment loans	—	—	—	—
Commercial credit products	319	1	80	1
Total	39,204	$103	36,609	$89

Credit Quality Indicators
Our loan receivables portfolio includes both secured and unsecured loans. Secured loan receivables are largely comprised of consumer installment loans secured by equipment. Unsecured loan receivables are largely comprised of our open-ended consumer and commercial revolving credit card loans. As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, as well as information from credit bureaus, such as a Fair Isaac Corporation (“FICO”) or other credit scores, relating to the customer’s broader credit performance. Credit scores are obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three credit score categories: (i) 661 or higher, which are considered the strongest credits; (ii) 601 to 660, considered moderate credit risk; and (iii) 600 or less, which are considered weaker credits. There are certain customer accounts for which a FICO score is not available where we use alternative sources to assess their credit and predict behavior. The following table provides the most recent FICO scores available for our customers at September 30, 2020, December 31, 2019 and September 30, 2019, respectively, as a percentage of each class of loan receivable. The table below excludes 0.3%, 0.3% and 0.9% of our total loan receivables balance at each of September 30, 2020, December 31, 2019 and September 30, 2019, respectively, which represents those customer accounts for which a FICO score is not available.

	September 30, 2020			December 31, 2019			September 30, 2019
	661 or	601 to	600 or	661 or	601 to	600 or	661 or	601 to	600 or
	higher	660	less	higher	660	less	higher	660	less
Credit cards	77%	17%	6%	74%	18%	8%	75%	19%	6%
Consumer installment loans	79%	16%	5%	76%	17%	7%	80%	14%	6%
Commercial credit products	93%	4%	3%	90%	5%	5%	91%	5%	4%

Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and by applying the same credit standards for all of our credit products. Unused credit card lines available to our customers totaled approximately $415 billion and $419 billion at September 30, 2020 and December 31, 2019, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.

Interest Income by Product
The following table provides additional information about our interest and fees on loans, including merchant discounts, from our loan receivables, including held for sale:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Credit cards(a)	$3,752	$4,807	$11,764	$13,975
Consumer installment loans	46	48	118	134
Commercial credit products	22	35	85	103
Other	1	—	2	1
Total	$3,821	$4,890	$11,969	$14,213
_______________________

(a)
Interest income on credit cards that was reversed related to accrued interest receivables written off was $330 million and $443 million for the three months ended September 30, 2020 and 2019, respectively, and $1.2 billion and $1.5 billion for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 5.    VARIABLE INTEREST ENTITIES
We use VIEs to securitize loan receivables and arrange asset-backed financing in the ordinary course of business. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE and we did not provide non-contractual support for previously transferred loan receivables to any VIE in the three and nine months ended September 30, 2020 and 2019. Our VIEs are able to accept new loan receivables and arrange new asset-backed financings, consistent with the requirements and limitations on such activities placed on the VIE by existing investors. Once an account has been designated to a VIE, the contractual arrangements we have require all existing and future loan receivables originated under such account to be transferred to the VIE. The amount of loan receivables held by our VIEs in excess of the minimum amount required under the asset-backed financing arrangements with investors may be removed by us under removal of accounts provisions. All loan receivables held by a VIE are subject to claims of third-party investors.
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

The table below summarizes the assets and liabilities of our consolidated securitization VIEs described above:

($ in millions)	September 30, 2020	December 31, 2019
Assets
Loan receivables, net(a)	$23,038	$27,217
Other assets(b)	47	68
Total	$23,085	$27,285

Liabilities
Borrowings	$7,809	$10,412
Other liabilities	24	32
Total	$7,833	$10,444
_______________________

(a)
Includes $2.9 billion of related allowance for credit losses resulting in gross restricted loans of $25.9 billion at September 30, 2020 and $1.6 billion of related allowance for loan losses resulting in gross restricted loans of $28.8 billion at December 31, 2019.

(b)
Includes $42 million and $62 million of segregated funds held by the VIEs at September 30, 2020 and December 31, 2019, respectively, which are classified as restricted cash and equivalents and included as a component of other assets in our Condensed Consolidated Statements of Financial Position.

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
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $1.2 billion and $1.4 billion for the three months ended September 30, 2020 and 2019, respectively. Related expenses consisted primarily of provision for credit losses of $460 million and $184 million for the three months ended September 30, 2020 and 2019, respectively, and interest expense of $53 million and $88 million for the three months ended September 30, 2020 and 2019, respectively.
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $3.7 billion and $3.9 billion for the nine months ended September 30, 2020 and 2019, respectively. Related expenses consisted primarily of provision for credit losses of $1.5 billion and $743 million for the nine months ended September 30, 2020 and 2019, respectively, and interest expense of $185 million and $278 million for the nine months ended September 30, 2020 and 2019, respectively.
NOTE 6.    INTANGIBLE ASSETS

	September 30, 2020			December 31, 2019
($ in millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related	$1,735	$(1,049)	$686	$1,749	$(952)	$797
Capitalized software and other	931	(526)	405	861	(393)	468
Total	$2,666	$(1,575)	$1,091	$2,610	$(1,345)	$1,265

During the nine months ended September 30, 2020, we recorded additions to intangible assets subject to amortization of $95 million, primarily related to capitalized software expenditures, as well as customer-related intangible assets.

Customer-related intangible assets primarily relate to retail partner contract acquisitions and extensions, as well as purchased credit card relationships. During the nine months ended September 30, 2020 and 2019, we recorded additions to customer-related intangible assets subject to amortization of $22 million and $123 million, respectively, primarily related to payments made to acquire and extend certain retail partner relationships. These additions had a weighted average amortizable life of 7 years for both the nine months ended September 30, 2020 and 2019, respectively.
Amortization expense related to retail partner contracts was $32 million and $34 million for the three months ended September 30, 2020 and 2019, respectively, and $97 million and $100 million for the nine months ended September 30, 2020 and 2019, respectively, and is included as a component of marketing and business development expense in our Condensed Consolidated Statements of Earnings. All other amortization expense was $51 million and $44 million for the three months ended September 30, 2020 and 2019, respectively, and $150 million and $123 million for the nine months ended September 30, 2020 and 2019, respectively, and is included as a component of other expense in our Condensed Consolidated Statements of Earnings.
NOTE 7.    DEPOSITS

	September 30, 2020		December 31, 2019
($ in millions)	Amount	Average rate(a)	Amount	Average rate(a)
Interest-bearing deposits	$63,195	1.9%	$64,877	2.4%
Non-interest-bearing deposits	298	—	277	—
Total deposits	$63,493		$65,154
____________________

(a)	Based on interest expense for the nine months ended September 30, 2020 and the year ended December 31, 2019 and average deposits balances.
At September 30, 2020 and December 31, 2019, interest-bearing deposits included $7.0 billion and $8.5 billion, respectively, of certificates of deposit that exceeded applicable FDIC insurance limits, which are generally $250,000 per depositor.
At September 30, 2020, our interest-bearing time deposits maturing for the remainder of 2020 and over the next four years and thereafter were as follows:

($ in millions)	2020	2021	2022	2023	2024	Thereafter
Deposits	$5,228	$20,255	$4,430	$1,736	$2,315	$782

The above maturity table excludes $23.3 billion of demand deposits with no defined maturity, of which $22.1 billion are savings accounts. In addition, at September 30, 2020, we had $5.2 billion of broker network deposit sweeps procured through a program arranger who channels brokerage account deposits to us that are also excluded from the above maturity table. Unless extended, the contracts associated with these broker network deposit sweeps will terminate between 2021 and 2027.

NOTE 8.    BORROWINGS

	September 30, 2020				December 31, 2019
($ in millions)	Maturity date	Interest Rate	Weighted average interest rate	Outstanding Amount(a)	Outstanding Amount(a)
Borrowings of consolidated securitization entities:
Fixed securitized borrowings	2021 - 2023	2.21% - 3.87%	2.88%	$5,509	$7,512
Floating securitized borrowings	2021 - 2023	0.78% - 1.06%	0.89%	2,300	2,900
Total borrowings of consolidated securitization entities			2.30%	7,809	10,412

Senior unsecured notes:
Synchrony Financial senior unsecured notes:
Fixed senior unsecured notes	2021 - 2029	2.80% - 5.15%	4.08%	6,466	7,211
Floating senior unsecured notes	N/A	—%	—%	—	250

Synchrony Bank senior unsecured notes:
Fixed senior unsecured notes	2021 - 2022	3.00% - 3.65%	3.33%	1,496	1,493
Floating senior unsecured notes	N/A	—%	—%	—	500
Total senior unsecured notes			3.94%	7,962	9,454

Total borrowings				$15,771	$19,866
___________________

(a)	The amounts presented above for outstanding borrowings include unamortized debt premiums, discounts and issuance cost.
Debt Maturities
The following table summarizes the maturities of the principal amount of our borrowings of consolidated securitization entities and senior unsecured notes for the remainder of 2020 and over the next four years and thereafter:

($ in millions)	2020	2021	2022	2023	2024	Thereafter
Borrowings	$—	$4,825	$4,784	$1,207	$1,850	$3,150

Credit Facilities
As additional sources of liquidity, we have undrawn committed capacity under credit facilities, primarily related to our securitization programs.
At September 30, 2020, we had an aggregate of $4.9 billion of undrawn committed capacity under our securitization financings, subject to customary borrowing conditions, from private lenders under our securitization programs, and an aggregate of $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders.

NOTE 9.    FAIR VALUE MEASUREMENTS
For a description of how we estimate fair value, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies in our 2019 annual consolidated financial statements in our 2019 Form 10-K.
The following tables present our assets and liabilities measured at fair value on a recurring basis.
Recurring Fair Value Measurements

At September 30, 2020 ($ in millions)	Level 1	Level 2	Level 3	Total(a)
Assets
Debt securities
U.S. government and federal agency	$—	$5,199	$—	$5,199
State and municipal	—	—	39	39
Residential mortgage-backed	—	830	—	830
Asset-backed	—	2,364	—	2,364
Other assets(b)	15	—	19	34
Total	$15	$8,393	$58	$8,466

Liabilities
Contingent consideration	—	—	11	11
Total	$—	$—	$11	$11

At December 31, 2019 ($ in millions)
Assets
Debt securities
U.S. government and federal agency	$—	$2,469	$—	$2,469
State and municipal	—	—	45	45
Residential mortgage-backed	—	1,026	—	1,026
Asset-backed	—	2,371	—	2,371
Other assets(b)	15	—	21	36
Total	$15	$5,866	$66	$5,947

Liabilities
Contingent consideration	—	—	13	13
Total	$—	$—	$13	$13

_______________________

(a)	For the nine months ended September 30, 2020 and 2019, there were no fair value measurements transferred between levels.

(b)	Other assets primarily relate to equity investments measured at fair value.
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
The changes in our Level 3 assets and liabilities that are measured on a recurring basis for the three and nine months ended September 30, 2020 and 2019 were not material.

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

	Carrying	Corresponding fair value amount
At September 30, 2020 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$13,552	$13,552	$11,752	$1,800	$—
Other assets(a)(b)	$74	$74	$74	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$68,375	$81,504	$—	$—	$81,504
Loan receivables held for sale(c)	$4	$4	$—	$—	$4

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$63,493	$64,156	$—	$64,156	$—
Borrowings of consolidated securitization entities	$7,809	$7,990	$—	$5,692	$2,298
Senior unsecured notes	$7,962	$8,554	$—	$8,554	$—

	Carrying	Corresponding fair value amount
At December 31, 2019 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$12,147	$12,147	$10,799	$1,348	$—
Other assets(a)(b)	$500	$500	$500	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$81,613	$90,941	$—	$—	$90,941
Loan receivables held for sale(c)	$725	$726	$—	$—	$726

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$65,154	$65,544	$—	$65,544	$—
Borrowings of consolidated securitization entities	$10,412	$10,513	$—	$7,613	$2,900
Senior unsecured notes	$9,454	$9,924	$—	$9,924	$—
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
At September 30, 2020 and December 31, 2019, Synchrony Financial met all applicable requirements to be deemed well-capitalized pursuant to Federal Reserve Board regulations. At September 30, 2020 and December 31, 2019, the Bank also met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. There are no conditions or events subsequent to September 30, 2020 that management believes have changed the Company's or the Bank’s capital category.

The actual capital amounts, ratios and the applicable required minimums of the Company and the Bank are as follows:
Synchrony Financial

At September 30, 2020 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)
Total risk-based capital	$13,925	18.1%	$6,159	8.0%
Tier 1 risk-based capital	$12,891	16.7%	$4,619	6.0%
Tier 1 leverage	$12,891	13.3%	$3,884	4.0%
Common equity Tier 1 Capital	$12,157	15.8%	$3,465	4.5%

At December 31, 2019 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)
Total risk-based capital	$14,211	16.3%	$6,984	8.0%
Tier 1 risk-based capital	$13,064	15.0%	$5,238	6.0%
Tier 1 leverage	$13,064	12.6%	$4,161	4.0%
Common equity Tier 1 Capital	$12,330	14.1%	$3,929	4.5%
Synchrony Bank

At September 30, 2020 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio
Total risk-based capital	$12,260	17.9%	$5,470	8.0%	$6,837	10.0%
Tier 1 risk-based capital	$11,340	16.6%	$4,102	6.0%	$5,470	8.0%
Tier 1 leverage	$11,340	13.0%	$3,479	4.0%	$4,349	5.0%
Common equity Tier I capital	$11,340	16.6%	$3,077	4.5%	$4,444	6.5%

At December 31, 2019 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio
Total risk-based capital	$11,911	15.6%	$6,094	8.0%	$7,618	10.0%
Tier 1 risk-based capital	$10,907	14.3%	$4,571	6.0%	$6,094	8.0%
Tier 1 leverage	$10,907	11.9%	$3,671	4.0%	$4,589	5.0%
Common equity Tier I capital	$10,907	14.3%	$3,428	4.5%	$4,952	6.5%
_______________________

(a)
Capital ratios are calculated based on the Basel III Standardized Approach rules. Capital amounts and ratios at September 30, 2020 in the above tables reflect the application of the CECL regulatory capital transition adjustment.

(b)
At September 30, 2020 and at December 31, 2019, Synchrony Financial and the Bank also must maintain a capital conservation buffer of common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 2.5 percentage points to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.

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
The following table presents the calculation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2020	2019	2020	2019
Net earnings	$313	$1,056	$647	$3,016
Preferred stock dividends	(10)	—	(32)	—
Net earnings available to common stockholders	$303	$1,056	$615	$3,016

Weighted average common shares outstanding, basic	583.8	658.3	590.8	682.5
Effect of dilutive securities	1.0	3.4	1.4	3.1
Weighted average common shares outstanding, dilutive	584.8	661.7	592.2	685.6

Earnings per basic common share	$0.52	$1.60	$1.04	$4.42
Earnings per diluted common share	$0.52	$1.60	$1.04	$4.40

We have issued certain stock-based awards under the Synchrony Financial 2014 Long-Term Incentive Plan. A total of 7 million shares and 3 million shares for the three months ended September 30, 2020 and 2019, respectively, and 6 million and 4 million shares for the nine months ended September 30, 2020 and 2019, respectively, related to these awards, were considered anti-dilutive and therefore were excluded from the computation of diluted earnings per share.
NOTE 12.    RESTRUCTURING CHARGES
During the three months ended September 30, 2020, we initiated a strategic plan to reduce operating expenses which included the exit of a number of our leased properties and certain employee-related actions both on a voluntary and involuntary basis. We recorded $89 million of pre-tax restructuring charges related to these actions in the three months ended September 30, 2020. These charges comprised of $45 million of operating lease and other asset impairments, and $44 million of employee-related costs which are included as a component of other expense and employee costs, respectively, in our Condensed Consolidated Statements of Earnings. We do not expect to incur further material restructuring charges in connection with our strategic plan.
Restructuring charges incurred were as follows:

	Three months ended September 30,	Nine months ended September 30,
($ in millions)	2020	2020
Operating lease and other asset impairments	$45	$45
Employee-related costs	44	44
Total restructuring costs	$89	$89

The operating lease and other asset impairments were all non-cash charges incurred during the three months ended September 30, 2020.

NOTE 13.    INCOME TAXES
Unrecognized Tax Benefits

($ in millions)	September 30, 2020	December 31, 2019
Unrecognized tax benefits, excluding related interest expense and penalties(a)	$278	$255
Portion that, if recognized, would reduce tax expense and effective tax rate(b)	$201	$172
____________________

(a)	Interest and penalties related to unrecognized tax benefits were not material for all periods presented.

(b)
Comprised of federal unrecognized tax benefits and state and local unrecognized tax benefits net of the effects of associated U.S. federal income taxes. Excludes amounts attributable to any related valuation allowances resulting from associated increases in deferred tax assets.

We establish a liability that represents the difference between a tax position taken (or expected to be taken) on an income tax return and the amount of taxes recognized in our financial statements. The liability associated with the unrecognized tax benefits is adjusted periodically when new information becomes available. The amount of unrecognized tax benefits that is reasonably possible to be resolved in the next twelve months is expected to be $99 million, of which $59 million, if recognized, would reduce the Company's tax expense and effective tax rate.
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
For tax year 2020, the Company is voluntarily participating in the IRS Compliance Assurance Process (“CAP”) program, and thus the tax year is under audit. Under the CAP program, the IRS reviews the federal tax positions of the Company to identify and resolve any tax issues that may arise throughout the tax year. The objectives of the CAP program are to resolve issues in an efficient and contemporaneous manner and eliminate the need for a lengthy post-filing examination. During the current year in connection with the CAP program, the IRS provided formal notice of examination of our 2017 and 2018 tax years.
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
On May 9, 2017, the Bank received a Civil Investigative Demand from the CFPB seeking information related to the marketing and servicing of deferred interest promotions. On September 23, 2020, Synchrony received a NORA (Notice of Opportunity to Respond and Advise) letter from the CFPB indicating that the CFPB Office of Enforcement is considering whether to recommend that the CFPB take legal action relating to this matter.

Other Matters
The Bank or the Company is, or has been, defending a number of putative class actions alleging claims under the federal Telephone Consumer Protection Act as a result of phone calls made by the Bank. The complaints generally have alleged that the Bank or the Company placed calls to consumers by an automated telephone dialing system or using a pre-recorded message or automated voice without their consent and seek up to $1,500 for each violation, without specifying an aggregate amount. Campbell et al. v. Synchrony Bank was filed on January 25, 2017 in the U.S. District Court for the Northern District of New York. The original complaint named only J.C. Penney Company, Inc. and J.C. Penney Corporation, Inc. as the defendants but was amended on April 7, 2017 to replace those defendants with the Bank. Neal et al. v. Wal-Mart Stores, Inc. and Synchrony Bank, for which the Bank is indemnifying Wal-Mart, was filed on January 17, 2017 in the U.S. District Court for the Western District of North Carolina. The original complaint named only Wal-Mart Stores, Inc. as a defendant but was amended on March 30, 2017 to add Synchrony Bank as an additional defendant. On October 2, 2020, Synchrony entered an agreement to resolve the Campbell and Neal lawsuits, which had been consolidated before the United States District Court for the Western District of North Carolina, on a class basis. On October 19, 2020, the court entered an order preliminarily approving the class action settlement. Mott et al. v. Synchrony Bank was filed on February 2, 2018 in the U.S. District Court for the Middle District of Florida. On October 8, 2020, Synchrony entered an agreement to resolve the Mott lawsuit on an individual basis.
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
The following table presents the approximate net interest income impacts forecasted over the next twelve months from an immediate and parallel change in interest rates affecting all interest rate sensitive assets and liabilities at September 30, 2020.

Basis Point Change	At September 30, 2020
($ in millions)
-100 basis points	$(76)
+100 basis points	$113
For a more detailed discussion of our exposure to market risk, refer to “Management's Discussion and Analysis—Quantitative and Qualitative Disclosures about Market Risk” in our 2019 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), and based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

No change in internal control over financial reporting occurred during the fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•	increases in our delinquencies and net charge-off rate and our allowance for credit losses, given the levels of filings for unemployment benefits in the U.S.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding purchases of our common stock primarily related to our share repurchase program that were made by us or on our behalf during the three months ended September 30, 2020.

($ in millions, except per share data)	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Programs(c)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs(b)
July 1 - 31, 2020	15,697	$21.61	—	$—
August 1 - 31, 2020	2,098	23.70	—	—
September 1 - 30, 2020	268	26.95	—	—
Total	18,063	$21.93	—	$—
_______________________

(a)
Includes 15,697 shares, 2,098 shares and 268 shares withheld in July, August and September, respectively, to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying performance stock awards, restricted stock awards or upon the exercise of stock options.

(b)	Amounts exclude commission costs.

(c)	In response to COVID-19, we have suspended our share repurchase activities until we have greater visibility as to the current economic environment.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
On October 21, 2020, the Company’s Management Development and Compensation Committee (the “MDCC”) amended the Company’s Change in Control Severance Plan (the “CIC Severance Plan”) to: (i) increase the severance multiples used to calculate severance payments payable to the Company’s Chief Executive Officer from two and one half (2.5) to three (3), (ii) increase the severance multiples for the President and Executive Vice Presidents to two and one half (2.5); and (iii) provide severance benefits to certain Senior Vice Presidents of the Company using a severance multiple of one and one half (1.5).
On October 21, 2020, the Company’s MDCC also amended the Company’s Executive Severance Plan (the “Executive Severance Plan”) to increase the severance benefits made available to executives who are notified during a specified period beginning October 1, 2020 and ending December 31, 2020 that they will experience a qualifying termination under the voluntary and involuntary severance plan executed by the Company. The amendment increases the number of months of base salary payable following such a termination of employment from six (6) months to ten (10) months for Group One Participants (as defined in the Executive Severance Plan) and from twelve (12) months to sixteen (16) months for Group Two Participants (as defined in the Executive Severance Plan). These one-time increased severance benefits align the benefits made available under the Executive Severance Plan with the benefits made available under a Company-wide voluntary severance program recently executed by the Company pursuant to cost reduction efforts.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description
10.1*	First Amendment to the Amended and Restated Synchrony Financial Change in Control Severance Plan
10.2*	First Amendment to the Amended and Restated Synchrony Financial Executive Severance Plan
31(a)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
31(b)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
32*	Certification Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included as Exhibit 101)
______________________

*	Filed electronically herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synchrony Financial
(Registrant)

October 22, 2020	/s/ Brian J. Wenzel Sr.
Date	Brian J. Wenzel Sr. Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)