Form 10-K
period 2020-12-31
Synchrony Financial
filed 2021-02-11
CIK 1601712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the outstanding common equity of the registrant held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $12,935,102,284,
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 8, 2021 was 583,881,805
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held May 20, 2021, is incorporated by reference into Part III to the extent described therein.

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

FORM 10-K CROSS REFERENCE INDEX
____________________________________________________________________________________________

Part I		Page(s)

Item 1.	Business	8 - 25, 79 - 94

Item 1A.	Risk Factors	59 - 78, 94 - 99

Item 1B.	Unresolved Staff Comments	Not Applicable

Item 2.	Properties	141

Item 3.	Legal Proceedings	137 - 138

Item 4.	Mine Safety Disclosures	Not Applicable

Part II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	142 - 143

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27 - 51, 53 - 57

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	52 - 52

Item 8.	Financial Statements and Supplementary Data	101 - 138

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	Not Applicable

Item 9A.	Controls and Procedures	140

Item 9B.	Other Information	Not Applicable

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	(a)

Item 11.	Executive Compensation	(b)

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	(c)

Item 13.	Certain Relationships and Related Transactions, and Director Independence	(d)

Item 14.	Principal Accounting Fees and Services	(e)

Part IV

Item 15.	Exhibits and Financial Statement Schedules	145 - 153

Item 16.	Form 10-K Summary	Not Applicable

Signatures		155 - 156
______________________
(a)Incorporated by reference to “Management”, “Election of Directors,” “Governance Principles,” “Code of Conduct” and “Committees of the Board of the Directors” in our definitive proxy statement for our 2021 Annual Meeting of Stockholders to be held on May 20, 2021, which will be filed within 120 days of the end our fiscal year ended December 31, 2020 (the “2021 Proxy Statement”).
(b)Incorporated by reference to “Compensation Discussion and Analysis,” “2020 Executive Compensation,” “Management Development and Compensation Committee Report” and “Management Development and Compensation Committee Interlocks and Insider Participation” and “CEO Pay Ratio” in the 2021 Proxy Statement.
(c)Incorporated by reference to “Beneficial Ownership” and “Equity Compensation Plan Information” in the 2021 Proxy Statement.
(d)Incorporated by reference to “Related Person Transactions,” “Election of Directors” and “Committees of the Board of Directors” in the 2021 Proxy Statement.
(e)Incorporated by reference to “Independent Auditor” in the 2021 Proxy Statement.

Certain Defined Terms
Except as the context may otherwise require in this report, references to:
•“we,” “us,” “our” and the “Company” are to SYNCHRONY FINANCIAL and its subsidiaries;
•“Synchrony” are to SYNCHRONY FINANCIAL only;
•the “Bank” are to Synchrony Bank (a subsidiary of Synchrony);
•the “Board of Directors” or “Board” are to Synchrony’s board of directors; and
•“VantageScore” or “Vantage” are to a credit score developed by the three major credit reporting agencies which is used as a means of evaluating the likelihood that credit users will pay their obligations.
We provide a range of credit products through programs we have established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which, in our business and in this report, we refer to as our “partners.” The terms of the programs all require cooperative efforts between us and our partners of varying natures and degrees to establish and operate the programs. Our use of the term “partners” to refer to these entities is not intended to, and does not, describe our legal relationship with them, imply that a legal partnership or other relationship exists between the parties or create any legal partnership or other relationship. The “average length of our relationship” with respect to a specified group of partners or programs is measured on a weighted average basis by interest and fees on loans for the year ended December 31, 2020 for those partners or for all partners participating in a program, based on the date each partner relationship or program, as applicable, started. Information with respect to partner “locations” in this report is given at December 31, 2020. “Open accounts” represents credit card or installment loan accounts that are not closed, blocked or more than 60 days delinquent.
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
Forward-looking statements are based on management’s current expectations and assumptions, and are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, actual results could differ materially from those indicated in these forward-looking statements. Factors that could cause actual results to differ materially include global political, economic, business, competitive, market, regulatory and other factors and risks, such as: the impact of macroeconomic conditions and whether industry trends we have identified develop as anticipated, including the future impacts of the novel coronavirus disease (“COVID-19”) outbreak and measures taken in response thereto for which future developments are highly uncertain and difficult to predict; retaining existing partners and attracting new partners, concentration of our revenue in a small number of Retail Card partners, and promotion and support of our products by our partners; cyber-attacks or other security breaches; disruptions in the operations of our and our outsourced partners' computer systems and data centers; the financial performance of our partners; the sufficiency of our allowance for credit losses and the accuracy of the assumptions or estimates used in preparing our financial statements, including those related to the CECL accounting guidance; higher borrowing costs and adverse financial market conditions impacting our funding and liquidity, and any reduction in our credit ratings; our ability to grow our deposits in the future; damage to our reputation; our ability to securitize our loan receivables, occurrence of an early amortization of our securitization facilities, loss of the right to service or subservice our securitized loan receivables, and lower payment rates on our securitized loan receivables; changes in market interest rates and the impact of any margin compression; effectiveness of our risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, our ability to manage our credit risk; our ability to offset increases in our costs in retailer share arrangements; competition in the consumer finance industry; our concentration in the U.S. consumer credit market; our ability to successfully develop and commercialize new or enhanced products and services; our ability to realize the value of acquisitions and strategic investments; reductions in interchange fees; fraudulent activity; failure of third-parties to provide various services that are important to our operations; international risks and compliance and regulatory risks and costs associated with international operations; alleged infringement of intellectual property rights of others and our ability to protect our intellectual property; litigation and regulatory actions; our ability to attract, retain and motivate key officers and employees; tax legislation initiatives or challenges to our tax positions and/or interpretations, and state sales tax rules and regulations; regulation, supervision, examination and enforcement of our business by governmental authorities, the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and other legislative and regulatory developments and the impact of the Consumer Financial Protection Bureau’s (the “CFPB”) regulation of our business; impact of capital adequacy rules and liquidity requirements; restrictions that limit our ability to pay dividends and repurchase our common stock, and restrictions that limit the Bank’s ability to pay dividends to us; regulations relating to privacy, information security and data protection; use of third-party vendors and ongoing third-party business relationships; and failure to comply with anti-money laundering and anti-terrorism financing laws.
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

OUR BUSINESS
Our Company
____________________________________________________________________________________________
We are a premier consumer financial services company delivering a wide range of specialized financing programs, as well as innovative consumer banking products, across key industries including digital, retail, home, auto, travel, health and pet. We provide a range of credit products through our financing programs which we have established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” Through our partners’ over 440,000 locations across the United States and Canada, and their websites and mobile applications, we offer their customers a variety of credit products to finance the purchase of goods and services. During 2020, we financed $139.1 billion of purchase volume, and at December 31, 2020, we had $81.9 billion of loan receivables and 68.5 million active accounts.
Our business benefits from longstanding and collaborative relationships with our partners, including some of the nation’s leading retailers and manufacturers with well-known consumer brands, such as Lowe’s and Ashley HomeStore and also leading digital partners, such as Amazon and PayPal. We believe our partner-centric business model has been successful because it aligns our interests with those of our partners and provides substantial value to both our partners and our customers. Our partners promote our credit products because they generate increased sales and strengthen customer loyalty. Our customers benefit from instant access to credit, discounts, such as cash back rewards, and promotional offers. We seek to differentiate ourselves through deep partner integration and our extensive marketing expertise. We have omni-channel (in-store, online and mobile) technology and marketing capabilities, which allow us to offer and deliver our credit products instantly to customers across multiple channels. We continue to invest in, and develop, our digital assets to ensure our partners are well positioned for the rapidly evolving environment as the COVID-19 pandemic forced many of our partners to do business differently. We have been able to demonstrate our digital capabilities by providing solutions that meet the needs of our partners and customers, with approximately 60% of our applications in 2020 processed through a digital channel.

We conduct our operations through a single business segment. Profitability and expenses, including funding costs, credit losses and operating expenses, are managed for the business as a whole. Substantially all of our operations are within the United States. We offer our credit products through three sales platforms (Retail Card, Payment Solutions and CareCredit). Those platforms are organized by the types of products we offer and the partners we work with, and are measured on interest and fees on loans, loan receivables, active accounts and other sales metrics. Retail Card is a leading provider of private label credit cards, and also provides Dual Cards, general purpose co-branded credit cards and small and medium-sized business credit products. Payment Solutions is a leading provider of promotional financing for major consumer purchases, offering primarily private label credit cards, Dual Cards and installment loans. CareCredit is a leading provider of promotional financing to consumers for health, veterinary and personal care procedures, services and products, including dental, vision, audiology and cosmetic.
We offer our credit products primarily through our wholly-owned subsidiary, the Bank. In addition, through the Bank, we offer, directly to retail and commercial customers, a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”), including certificates of deposit, individual retirement accounts (“IRAs”), money market accounts and savings accounts. We also take deposits at the Bank through third-party securities brokerage firms that offer our FDIC-insured deposit products to their customers. We have significantly expanded our online direct banking operations in recent years and our deposit base serves as a source of stable and diversified low cost funding for our credit activities. At December 31, 2020, we had $62.8 billion in deposits, which represented 80% of our total funding sources.

Our Sales Platforms
____________________________________________________________________________________________
We offer our credit products through three sales platforms: Retail Card, Payment Solutions and CareCredit. Set forth below is a summary of certain information relating to our Retail Card, Payment Solutions and CareCredit platforms:
Retail Card
Retail Card is a leading provider of private label credit cards, and also provides Dual Cards, general purpose co-branded credit cards and small and medium-sized business credit products. Retail Card accounted for $11.0 billion, or 69%, of our total interest and fees on loans for the year ended December 31, 2020. Substantially all of the credit extended in this platform is on standard (i.e., non-promotional) terms.
Retail Card’s revenue primarily consists of interest and fees on our loan receivables. Other income primarily consists of interchange fees earned when our Dual Card or general purpose co-branded cards are used outside of our partners’ sales channels and fees paid to us by customers who purchase our debt cancellation products, less loyalty program payments.
Retail Card Partners
We have Retail Card programs with 25 national and regional retailers, which have approximately 20,000 retail locations and include department stores, specialty retailers, mass merchandisers and digital (multi-channel and online retailers). The average length of our relationship with our Retail Card partners is 23 years.

Interest and fees on loans by retail market from our Retail Card partners Year ended December 31, 2020

Note: Travel & Entertainment <1%

Retail Card partners
At December 31, 2020 (length of relationship in years)
Mass merchandisers	Specialty retailers	Department stores
Lowe's (41)	American Eagle (24)	Belk (15)
Sam's Club (27)	At Home (3)	JCPenney (21)
Crate and Barrel (2)
Digital	Dick's Sporting Goods (17)	Travel & Entertainment
Amazon (13)	Fleet Farm (15)	Cathay Pacific Airways (3)
eBay (16)	Gap (22)	Fareportal (4)
Google Store (4)	Harbor Freight Tools (2)	Marvel (4)
PayPal (16)	Nissan (3)	Norwegian Air (1)
Qurate (15)	TJX (9)
Rakuten (7)
ShopHQ (14)
Verizon (1)
Our five largest programs are with Retail Card partners. Based upon interest and fees on loans for the year ended December 31, 2020, our five largest programs were: Gap, JCPenney, Lowe’s, PayPal and Sam’s Club. These programs accounted in aggregate for 51% of our total interest and fees on loans for the year ended December 31, 2020, and 47% of loan receivables at December 31, 2020. Our programs with Lowe's and PayPal, which includes our Venmo program, each accounted for more than 10% of our total interest and fees on loans for the year ended December 31, 2020.
The length of our relationship with each of our five largest Retail Card partners is over 16 years, and in the case of Lowe's, 41 years. The current expiration dates for these agreements range from 2022 through 2030.
The share of our Retail Card sales platform from our digital partners continues to grow. Our digital partners accounted in aggregate for 34% of our interest and fees on loans for the year ended December 31, 2020, and 38% of our loan receivables at December 31, 2020 attributable to our Retail Card partners. We expect loan receivables attributable to our digital partners to continue to grow through organic growth and establishment of new programs such as the launch of the Verizon Credit Card in June 2020 and the first-ever Venmo Credit Card in October 2020.
New and Extended Partner Programs
During the year ended December 31, 2020 we launched new programs with Harbor Freight Tools, Venmo and Verizon, and also extended our program agreements with Google and Sam's Club.
A total of 14 of our 25 ongoing Retail Card program agreements now have an expiration date in 2025 or beyond. These 14 program agreements represented in the aggregate 87% of our Retail Card interest and fees on loans for the year ended December 31, 2020 and 88% of our Retail Card loan receivables at December 31, 2020 attributable to our ongoing programs.
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
Retailer Share Arrangements
Most of our Retail Card program agreements contain retailer share arrangements that provide for payments to our partner if the economic performance of the program exceeds a contractually-defined threshold. Economic performance for the purposes of these arrangements is typically measured based on agreed upon program revenues (including interest income and certain other income) less agreed upon program expenses (including interest expense, provision for credit losses, retailer payments and operating expenses). We may also provide other economic benefits to our partners such as royalties on purchase volume or payments for new accounts, in some cases instead of retailer share arrangements (for example, on our co-branded credit cards). All of these arrangements align our interests and provide an additional incentive to our partners to promote our credit products.
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

Payment Solutions
Payment Solutions is a leading provider of promotional financing for major consumer purchases, offering consumer choice for financing at the point of sale, including primarily private label credit cards, Dual Cards and installment loans. Payment Solutions accounted for $2.7 billion, or 17%, of our total interest and fees on loans for the year ended December 31, 2020. Credit extended in this platform, other than for our oil and gas retail partners, is primarily promotional financing.
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
At December 31, 2020, our Payment Solutions partners had approximately 170,000 retail locations, including oil and gas retail locations. Payment Solutions is diversified by program, with no one Payment Solutions program accounting for more than 1.5% of our total interest and fees on loans for the year ended December 31, 2020. At December 31, 2020, the average length of our relationships with our ten largest ongoing Payment Solutions programs was 14 years.

Payment Solutions interest and fees on loans by retail market Year ended December 31, 2020

Top 10 Payment Solutions programs(1)
At December 31, 2020
Partner (length of relationship in years)	Category
Ashley HomeStore (9)	Home furnishings
BP (5)	Automotive
Chevron (13)	Automotive
Discount Tire (22)	Automotive
Home Furnishings Association (11)	Home furnishings
Mattress Firm (20)	Home furnishings
Nationwide Marketing Group (20)	Home furnishings
Polaris (14)	Power
Rooms to Go (18)	Home furnishings
Sleep Number (17)	Home furnishings
_____________________
(1) Based on interest and fees on loans for the year ended December 31, 2020.
In Payment Solutions, we generally partner with sellers of “big-ticket” products or services (generally priced from $500 to $25,000) to consumers where our financing products and industry expertise provide strong incremental value to our partners and their customers. We also promote our programs to sellers through direct marketing activities such as industry trade publications, trade shows and sales efforts by dedicated internal and external sales teams, leveraging our existing partner network or through endorsements from manufacturers, buying groups and industry associations. Our broad array of point-of-sale technologies and quick enrollment process allow us to quickly and cost-effectively integrate new partners.

During the year ended December 31, 2020, we:
▪announced our new partnerships with:
◦Adorama, Club Champion, Doosan Bobcat, HiSun, Levin Furniture and Mattress, Modani Furniture and Piaggio.
•extended our program agreements with:
◦ABC Warehouse, Bernina, CarX, Englert, 4 Wheel Parts, Hanks, Icahn Enterprises LP automotive brands (Pep Boys, AAMCO Transmissions, Precision Tune Auto Care, Cottman Transmission and Auto Plus Auto Parts), Kane's Furniture, Kawasaki, Living Spaces, Mattress Firm, Puronics, SVP Sewing Brands LLC, System Pavers and Vanderhall.
▪completed the sale of loan receivables associated with our program agreement with Yamaha.
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

Synchrony-Branded Networks
Our Synchrony-branded networks are focused on specific industries, where we create either company-branded or company and partner-branded private label credit cards that are usable across all participating locations within the industry-specific network. For example, our Synchrony Car Care network, comprised of merchants selling automotive parts, repair services and tires, covers over 1,000,000 locations across the United States, and cards issued may be dual branded with Synchrony Car Care and partners such as Midas, Michelin Tires or Pep Boys. Under the terms of these networks, we establish merchant discounts applicable to each financing offer, and, in some cases, the fees we charge partners for their membership in the network. In addition, we also earn interchange fees through credit card transactions outside of the program network. The Synchrony Car Care network allows for expanded use outside of the program network at certain related merchants, such as gas stations. Similarly, the Synchrony HOME credit card is accepted at hundreds of thousands of home-related retail locations nationwide, including both partner locations and retailers outside of our program network.
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
CareCredit
CareCredit is a leading provider of promotional financing to consumers for health, veterinary and personal care procedures, services and products. CareCredit accounted for $2.3 billion, or 14%, of our total interest and fees on loans for the year ended December 31, 2020. Substantially all of the credit extended in CareCredit is promotional financing.
We offer customers a CareCredit-branded private label credit card that may be used across our network of CareCredit providers and our CareCredit Dual Card offering, along with complementary products such as Pets Best pet insurance. We generate revenue in CareCredit primarily from interest and fees on our loan receivables and from merchant discounts paid by providers to compensate us for all or part of the foregone interest income associated with promotional financing.
CareCredit Partners
The vast majority of our partners are individual and small groups of independent healthcare providers, which includes networks of healthcare practitioners that provide elective and other procedures that generally are not fully covered by insurance. The remainder are primarily national and regional healthcare providers and health-focused retailers, such as pharmacies. At December 31, 2020, we had a network of CareCredit providers and health-focused retailers that collectively have over 250,000 locations. In January 2021, we announced our new program agreement with Walgreens to become the issuer of the first co-branded credit card program for a national health retailer in the United States. We expect to launch this new program in the second half of 2021.

CareCredit interest and fees on loans by specialty Year ended December 31, 2020

CareCredit key relationships

Approximately 185,000 providers across over 250,000 locations at December 31, 2020
Expansive network of independent healthcare providers

National and regional healthcare providers and retailers
Aspen Dental	Heartland Dental
LCA Vision	Mars Petcare
Rite Aid	Walgreens
Professional and other associations
American Dental Association	American Society of Plastic Surgeons
American Veterinary Medical Association

During 2020, over 195,000 locations either processed a CareCredit application or made a sale on a CareCredit credit card. No single CareCredit partner accounted for more than 0.2% of our total interest and fees on loans for the year ended December 31, 2020.
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
At December 31, 2020, we had relationships with over 130 professional and other associations (including the American Dental Association and the American Veterinary Medical Association), manufacturers and buying groups, which endorse and promote our credit products to their members. Of these relationships, over 80 were paid endorsements linked to member enrollment in, and volume under, the relevant program.
We screen potential partners using a variety of criteria, including whether the potential provider specializes in one of our approved specialties, carries the appropriate licensing and certifications, and meets our underwriting criteria. We also screen potential partners for reputational issues. We work with professional and other associations, manufacturers, buying groups, industry associations and healthcare consultants to educate their constituents about the products and services we offer. We believe our ability to attract new partners is aided by our customer satisfaction rate, which our research in 2020 showed is 92%. We also approach individual healthcare service providers through direct mail, advertising, and at trade shows.
During the year ended December 31, 2020 and to date, we:
•announced our new partnership with Walgreens discussed above.
•expanded our network through our new partnerships with AdventHealth and Community Veterinary Partners.
•launched other healthcare system partnerships with Lehigh Valley Health Network, St. Luke's University Health Network and Cox Health.
•acquired Allegro Credit, a leading provider of point-of-sale consumer financing for audiology products and dental services.
•renewed our agreements with Aspen Dental, Blue River Petcare, NVA, Vision Group Holdings and West Coast Dental and extended Pets Best's relationship with Progressive.

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
To acquire new customers, we collaborate and deeply integrate with our partners and leverage our marketing expertise to create programs promoting our products to creditworthy customers. Frequently, our partners market the availability of credit as part of the advertising for their goods and services. Our marketing programs include marketing offers (e.g., 10% off the customer’s first purchase) and consumer communications delivered through a variety of channels, including in-store signage, online advertising, retailer website placement, associate communication, emails, text messages, direct mail campaigns, advertising circulars, and outside marketing via television, radio, print, and digital marketing (search engine optimization, paid search and personalization). We also employ our proprietary Quickscreen acquisition method to make targeted pre-approved credit offers at the point-of-sale. Our Quickscreen technology allows us to process customer information obtained from our partners through our risk models such that when these customers seek to make payment for goods and services at our partners' points-of-sale, we can offer them credit instantly, if appropriate. Based on our experience, due to the personalized and immediate nature of the offer, Quickscreen significantly outperforms traditional direct-to-consumer pre-approved channels, such as direct mail or email, in response rate and dollar spending.
In Payment Solutions we also market the value of cross-network benefits to our partners. For example, the Synchrony Car Care credit card offers motorists the convenience of one card to pay for comprehensive auto care at thousands of service and parts locations, as well as fuel at gas stations nationwide. In addition, the Synchrony HOME Network, allows customers to finance items from home décor to mattresses to flooring at thousands of participating HOME locations nationwide.
Acquiring and Marketing to CareCredit Customers
We market our products through our network of providers by training them on the advantages of CareCredit and by creating marketing materials for providers to use to promote the program and educate customers. Our training helps our providers learn to discuss payment options during the pre-treatment consultation phase, including the option to apply for a CareCredit credit card and the offer of promotional credit. According to a 2020 survey of our CareCredit customers, 47% indicated they would have postponed or reduced the scope of treatment if financing was not offered by their provider. Consumers can apply for our CareCredit products in the provider’s office or online via the web or mobile device.
As the market continues to evolve, we are increasingly seeing more customers from mobile and internet channels. Consumers are going online to look for information about the types of procedures or care they need, where to receive that care and how to pay for it. As such, we are promoting CareCredit directly to potential and existing customers using digital marketing. Our provider locator, on our website, allows customers to search among the more than 250,000 locations that accept the CareCredit credit card by desired geography and provider type. According to our records, our CareCredit provider locator averaged over 1.5 million searches per month during the year ended December 31, 2020. We believe our partners recognize the locator as an important source of new customer acquisition and information about their practice.
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
Our ECE and data analytics teams help us expand and optimize customer relationships through the building of targeting tools and the deployment of detailed test-and-learn tracking of cardholder responsiveness to these omni-channel marketing campaigns. Leveraging thousands of customer data points curated through customer interactions with Synchrony and accessed through third-party relationships, Synchrony's more than 200 business analysts and data scientists apply sophisticated analytic techniques to create signals and tools allowing customized marketing messages and treatments. For example, if through test and learn, we see cardholders of a certain type consistently click on a banner with a combination of a certain font, color, and message, we will display future marketing messages to these type of customers in a similar manner. This closed loop learning process uses a set of analytics tools to read and react in real time using machine learning algorithms to the customer’s response to these treatments. This example is repeated thousands of times a month across digital and non-digital use cases to constantly maximize campaign response, customer share of wallet, and program profitability.
Our understanding of our Dual Card and general purpose co-branded credit card programs are further enhanced by the collection and analysis of data on customers' spending patterns (merchant category code, online spend, etc.) at other retailers. These additional signals and scores help drive incremental volume for our programs while maximizing return on investment.
Our extensive marketing activities targeted to existing customers have yielded high levels of re-use across both our Payment Solutions and CareCredit sales platforms. During the year ended December 31, 2020, 32% (excluding oil and gas retail partner programs) and 58% of purchase volume across our Payment Solutions platform and CareCredit network, respectively, resulted from repeat use at one or more retailers or providers.
Digital and mobile capabilities
We remain focused on investing in our digital and mobile capabilities, bringing to market new features, channels and experiences for our customers and enhancing our existing digital design and user experience. Our approach continues to be customer and partner-centric to reach our customers in unique ways at home, in store, online or wherever they prefer. Our investment is focused on all aspects of our customer journey through application, purchase and service. We believe these investments are critical to driving growth in our existing programs, including supporting our partners as they adapt to the rapidly evolving environment resulting from the COVID-19 pandemic, and also in securing renewals and winning new programs such as our new co-branded consumer credit cards for Venmo and Verizon.
In 2020, we continued to invest in our digital apply platform (“dApply”) which has been rolled out to all of our partners which enables us to provide a simplified experience for our customers. We have launched capabilities that can securely pre-fill data from multiple sources including leveraging data from our partners, enabling improved fraud prevention and a streamlined customer experience. With more ways to start a new application, such as our direct to device innovation that provides a contactless way for an application to begin at a point-of-sale and complete on a customer’s personal mobile phone, combined with new capabilities such as our SetPay installment product and offering consumers an option for prequalification, the dApply platform continues to be critical in how we engage with our customers. In 2020, digital applications represented approximately 60% of our total applications received.

We have also continued to introduce new ways for our customers to interact with their accounts. We have added multiple new features such as pay as guest, online activation, freeze my account and IVR to text, enabling a customer to seamlessly transition from a customer service phone call to completing the task online. With the changing needs during COVID-19, our investments in contactless digital tools both in-store and online were essential. From our digital card and mobile wallet capabilities, to text-to-apply and mobile account lookup which provides a fast and easy way for a customer to access a digital representation of their card, these features enabled our customers and partners to adapt to the new environment.
Digital account servicing now represents over 65% of all account servicing done by our customers and we continue to invest in capabilities to improve this experience including a complete user experience redesign of our SyPI native app platform. Through our investment in opening our platform to partners via application program interfaces (APIs), we have more than doubled the number of APIs available in our Synchrony Developer Portal. By offering an increasing array of APIs for the credit life-cycle, we are creating opportunities to build new and richer experiences with our partners and in 2020 we launched multiple new experiences with partners integrating our APIs into their digital assets focused on credit applications, rewards and account servicing. We have also added new capabilities during our Venmo product launch, including enhanced cardholder alerts and virtual card capability. This will continue to be a significant strategic focus for Synchrony.
Finally, we have continued to expand the reach of our virtual assistant, Sydney, across our digital platforms and mobile servicing, and deepened her knowledge and ability to respond to the questions and tasks that our customers ask.
Loyalty Programs
Many of the credit rewards loyalty programs we manage provide rewards points, which are redeemable for a variety of products or awards, or merchandise discounts earned by achieving a pre-set spending level on their private label credit card, Dual Card or general purpose co-branded credit card. Other programs include statement credit or cash back rewards. The rewards can be mailed to the cardholder, accessed digitally or may be immediately redeemable at the partner’s store. These loyalty programs are designed to generate incremental purchase volume per customer, while reinforcing the value of the card to the customer and strengthening customer loyalty. We continue to support and integrate into our partners’ loyalty programs which are offered to customers who utilize non-credit payment types such as cash, debit or check. These multi-tender loyalty programs allow our partners to market to an expanded customer base and allow us access to additional prospective cardholders.
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
The following table sets forth each credit product by type and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at December 31, 2020.

		Promotional Offer
Credit Product	Standard Terms Only	Deferred Interest	Other Promotional	Total
Credit cards	62.4%	18.0%	15.5%	95.9%
Commercial credit products	1.5	—	—	1.5
Consumer installment loans	—	—	2.6	2.6
Other	—	—	—	—
Total	63.9%	18.0%	18.1%	100.0%

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
Dual Cards and General Purpose Co-Branded Cards
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
Credit extended under our Dual Cards and general purpose co-branded credit cards typically is extended on standard terms only. Dual Cards and general purpose co-branded credit cards are offered across all of our sales platforms. At December 31, 2020, we offered either Dual Cards or general purpose co-branded credit cards through 22 ongoing credit partners and our CareCredit Dual Card, of which the majority are Dual Cards. We expect to continue to increase the number of partner programs that offer Dual Cards or general purpose co-branded credit cards and seek to increase the portion of our loan receivables attributable to these products. Consumer Dual Cards and co-branded cards totaled 24% of our total loan receivables portfolio at December 31, 2020.
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

Direct-to-Consumer Banking
__________________________________________________________________________________________
Through the Bank, we offer our customers a range of FDIC-insured deposit products. The Bank also takes brokered deposits through third-party securities brokerage firms that offer our FDIC-insured deposit products to their customers. At December 31, 2020, we had $62.8 billion in deposits, $52.1 billion of which were direct deposits and $10.7 billion of which were brokered deposits. At December 31, 2020, deposits represented 80% of our total funding sources. During 2020, direct deposits were received from approximately 468,000 customers that had a total of approximately 900,000 accounts. Retail customers accounted for substantially all of our direct deposits at December 31, 2020. The Bank had a 76% retention rate on certificates of deposit balances up for renewal for the year ended December 31, 2020. FDIC insurance is provided for our deposit products up to applicable limits.
We have significantly expanded our online direct banking operations in recent years and our deposit base serves as a source of stable and diversified low-cost funding for our credit activities. Our online platform is highly scalable allowing us to expand without having to rely on a traditional “brick and mortar” branch network. During 2020 we continued to make investments in our servicing and digital platforms to expand features available for self-service and improve the user experience including the integration of the Synchrony Mastercard product.
We continue to grow our direct banking operations and believe we are well-positioned to continue to benefit from the consumer-driven shift from branch banking to direct banking. According to the 2020 American Bankers Association survey, approximately 80% of customers primarily use direct channels (internet, mail, phone and mobile) to manage their bank accounts, a 3% rise since the outbreak of COVID-19 pandemic.
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

Credit Risk Management
____________________________________________________________________________________________
Credit risk management is a critical component of our management and growth strategy. Credit risk refers to the risk of loss arising from customer default when customers are unable or unwilling to meet their financial obligations to us. Our credit risk arising from credit products is generally highly diversified across approximately 132 million open accounts at December 31, 2020, without significant individual exposures. We manage credit risk primarily according to customer segments and product types.
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
Regardless of the channel, in making the initial credit approval decision to open a credit card or other account or otherwise grant credit, we follow a series of credit risk and underwriting procedures. In most cases, when applications are made in-store or digitally, the process is fully automated and applicants are notified of our credit decision immediately. We generally obtain certain information provided by the applicant and obtain a credit bureau report from one of the major credit bureaus. The credit report information we obtain is electronically transmitted into industry scoring models and our proprietary scoring models developed to calculate a credit score. The credit risk management team determines in advance the qualifying credit scores and initial credit line assignments for each portfolio and product type. We periodically analyze performance trends of accounts originated at different score levels as compared to projected performance and adjust the minimum score or the opening credit limit to manage credit risk.
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
Customer Service
____________________________________________________________________________________________
Customer service is an important feature of our relationship with our partners. Our customers can contact us via phone, mail, email, eService and eChat. During the year ended December 31, 2020, we handled over 275 million inquiries.
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

We service all programs through our nine domestic geographic hubs and three off-shore call centers. We blend domestic and off-shore locations as an important part of our servicing strategy, to maintain service availability beyond normal work hours in the United States and to seek optimal costs. Customer service for cards issued to customers in Canada is supported through agents based in the United States.
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
Production Services
____________________________________________________________________________________________
Our production services organization oversees a number of services, including:
•payment processing (more than 600 million paper and electronic payments in 2020);
•embossing and mailing credit cards (more than 40 million cards in 2020);
•printing and mailing and eService delivery of credit card statements (more than 700 million paper and electronic statements in 2020); and
•other letters mailed or sent electronically (more than 90 million in 2020).
We utilize third-party providers for certain production services. U.S. credit card statement printing and mailing, card embossing and mailing and letter production and mailing for customers are provided through outsourced services with Fiserv. Fiserv also produces our statements and other mailings for deposit customers. We also utilize a third-party provider for our paper payment processing services. While these services are outsourced, we monitor and maintain oversight of these other activities.
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
As part of our continuous efforts to enhance our technological capabilities, we may either develop these capabilities internally or in partnership with third-party providers. Our internal approach involves deployment of cross-functional product teams, often in collaboration with our partners, focused on driving rapid delivery of in-house product innovation and development, and the commercialization of new products. In addition, at times we also partner with third-party providers to help us deliver systems and operational infrastructure based on strategies and, in some cases, architecture, designed by us. We leverage Fiserv for our credit card transaction processing and production and our retail banking operations.

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
Our information security program is continuously adapting to an evolving landscape of emerging threats and available technology. Through data gathering and evaluation of emerging threats from internal and external incidents and technology investment, security controls are adjusted on a continuous basis. We work directly with our partners on an ongoing basis by sharing cyber intelligence and facilitating awareness and communications of events outside of the Company.
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
In addition, we identify risks that may threaten customer information and utilize both internal and external resources to perform a variety of vulnerability and penetration testing on the platforms, systems and applications used to provide our products and services. We employ backup and disaster recovery procedures for all the systems that are used for storing, processing and transferring customer information, and we periodically test and validate our disaster recovery plans. Further, we regularly utilize independent assessors to evaluate the appropriateness of our overall program. We are compliant with the Payment Card Industry (PCI) Data Security Standard (DSS).
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
Human Capital
____________________________________________________________________________________________
At Synchrony, people power our business, and our success depends, in large part, on our ability to recruit, develop, motivate and retain employees with the skills to execute our long-term strategy. In 2020, we significantly revised our approach to human capital management in response to the COVID-19 pandemic. Starting in March 2020, we equipped nearly all employees to work from home, including our thousands of customer service agents in call centers, our agile developers in our innovation labs and our senior executives in corporate headquarters. We instituted safety protocols and procedures for the small number of essential employees who continued to work at our physical locations. We have also changed our overall approach to getting work done by adopting a “hub” model that will enable employees across job roles and levels to work from home when they want (or full-time) and visit a hub — e.g. a co-working space, Synchrony office, university space or other gathering spots — when they need to meet face-to-face. Once the pandemic is over, physical hubs will be used as cultural and innovation centers by hosting events, town halls, agile sprints, networking and other important business activities, allowing us to retain the human, personal connection of a traditional workplace while providing employees greater flexibility.

At December 31, 2020 we had over 16,500 full time employees. Our global workforce has decreased slightly compared to the prior year as we have focused on efficiencies, such as hiring freezes, in response to the COVID-19 pandemic. In January 2021 we further reduced headcount through a significant enhanced pandemic severance program resulting in headcount reductions that were more than 50% voluntary and provided a minimum of 6 months of pay and benefits. The enhanced voluntary and involuntary severance plan helped support our workforce during a time of economic uncertainty resulting from the pandemic. At December 31, 2020, our global workforce was 56.6% female and 43.4% male. In the United States, ethnicity of our workforce was 55.6% White, 19.8% Black, 12.3% Hispanic, 7.7% Asian, 3.3% two or more races, 0.6% Native American, 0.1% Native Hawaiian or Pacific Islander and 0.6% that did not list ethnicity.
At Synchrony, diversity and inclusion are core to our corporate culture. In 2020, we embraced our responsibility to further integrate diversity and inclusion into our long-term business strategy. To drive progress over the long term, we treat diversity and inclusion as important business priorities, with (i) new board-approved governance rules, imperatives, and accountability mechanisms to measure results and (ii) a revised annual incentive program for 2021 that incorporates diversity factors when determining payouts. We also created a senior-level committee led by our President, Chief Diversity Officer, and others, charged with developing an enterprise-wide strategy, setting measurable goals, and providing progress reports to our board and employees across all areas of the business. We used data analytics to identify gaps in our hiring and promotion processes. As a result, we are putting more focus on the hiring, development, and progression of underrepresented minorities, with an emphasis on Black and Hispanic talent. Among other actions, we have tied leaders’ performance metrics to diversity factors, provided for diverse candidate slates for senior roles, and launched a new leadership development program designed to advance diverse employees.
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

We also compete for customer usage of our credit products. Consumer credit provided, and credit card payments made, using our cards constitute only a small percentage of overall consumer credit provided and credit card payments in the United States. Consumers have numerous financing and payment options available to them. As a form of payment, our products compete with cash, checks, debit cards, general purpose credit cards (Visa and MasterCard, American Express and Discover Card), various forms of consumer installment loans, other private-label card brands, and, to a certain extent, prepaid cards. In the future, we expect our products may face increased competitive pressure to the extent that our products are not, or do not continue to be, accepted in, or compatible with digital wallet technologies such as Apple Pay, Samsung Pay, Android Pay and other similar technologies. We may also face increased competition from current competitors or others who introduce or embrace disruptive technology that significantly changes the consumer credit and payment industry. We compete for customers and their usage of our deposit products, and to minimize transfers to competitors of our customers’ outstanding balances, based on a number of factors, including pricing (interest rates and fees), product offerings, credit limits, incentives (including loyalty programs) and customer service. Some of our competitors provide a broader selection of services, including home and automobile loans, debit cards and bank branch ATM access, which may position them better among customers who prefer to use a single financial institution to meet all of their financial needs. In addition, some of our competitors are substantially larger than we are, may have substantially greater resources than we do or may offer a broader range of products and services than we do. Moreover, some of our competitors, including new and emerging competitors in the digital and mobile payments space, are not subject to the same regulatory requirements or legislative scrutiny to which we are subject. Non-bank providers of pay-over-time solutions, such as Affirm, Afterpay and others, extend consumer credit-like offerings but do not face the same restrictions, such as capital requirements and other regulatory requirements, as banks which also could place us at a competitive disadvantage.
In our retail deposits business, we have acquisition and servicing capabilities similar to other direct-banking competitors. We compete for deposits with traditional banks, and in seeking to grow our direct-banking business, we compete with other banks that have direct-banking models similar to ours, such as Ally Financial, American Express, Capital One 360 (ING), CIT, Citi, Citizens Bank, Discover, Marcus by Goldman Sachs and PurePoint. Competition among direct banks is intense because online banking provides customers the ability to quickly and easily deposit and withdraw funds and open and close accounts in favor of products and services offered by competitors.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. For a discussion and analysis of our financial condition and results of operations comparing 2019 vs. 2018, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019 (our “2019 Form 10-K”). The discussion below contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations. See “Cautionary Note Regarding Forward-Looking Statements.”
Results of Operations for the Three Years Ended December 31, 2020
____________________________________________________________________________________________
Key Earnings Metrics

Net earnings $ in millions	Net interest income $ in millions

Net interest margin % of average interest-earning assets	Efficiency Ratio "Other expense" as a % of "NII, after RSA" plus "Other income"

Growth Metrics

Purchase volume $ in billions	Loan receivables $ in billions

Average active accounts in millions	Interest and fees on loans $ in millions

Asset Quality Metrics

30+ days past due % of period-end loan receivables	Net charge-offs % of average loan receivables including held for sale

90+ days past due % of period-end loan receivables	Allowance for credit losses(1) % of period-end loan receivables
_____________________
(1)Allowance for credit losses reflects adoption of CECL on January 1, 2020, which included a $3.0 billion increase in reserves upon adoption.
Capital and Liquidity

Capital ratios Common equity Tier1 - Basel III	Liquidity Liquid assets and undrawn credit facilities $ in billions

Highlights for Year Ended December 31, 2020
Below are highlights of our performance for the year ended December 31, 2020 compared to the year ended December 31, 2019, as applicable, except as otherwise noted.
•Net earnings decreased 63.0% to $1.4 billion for the year ended December 31, 2020, primarily driven by lower net interest income and higher provision for credit losses, partially offset by a decrease in retailer share arrangements and other expense. These changes were primarily due to the following key factors:
◦impact of COVID-19 on purchase volume and loan receivables at our partners and increases to our allowance for credit losses.
◦the effects from the sale of the Walmart consumer portfolio in 2019, including the prior year impact from reductions in reserves of loan losses of $857 million after-tax.
◦increase in provision for credit losses attributable to applying the CECL guidance as compared to the prior accounting guidance of $215 million after-tax.
•We adopted the CECL accounting guidance in January 2020 and recorded an increase to our allowance for credit losses of $3.0 billion. In addition, the increase in provision for credit losses for the year ended December 31, 2020 included $285 million, or $215 million after-tax, attributable to applying the CECL guidance as compared to the prior accounting guidance.
•Loan receivables decreased 6.1% to $81.9 billion at December 31, 2020 compared to December 31, 2019, primarily driven by lower purchase volume and a decrease in average active accounts due to the impact of COVID-19.
•Net interest income decreased 14.3% to $14.4 billion for the year ended December 31, 2020, primarily due to a decrease in interest and fees on loans related to the Walmart consumer portfolio sale and the impact of COVID-19, partially offset by a decrease in interest expense reflecting lower benchmark interest rates.
•Retailer share arrangements decreased 5.5% to $3.6 billion for the year ended December 31, 2020, reflecting the impact of COVID-19 on program performance.
•Over-30 day loan delinquencies as a percentage of period-end loan receivables decreased 137 basis points to 3.07% at December 31, 2020 from 4.44% at December 31, 2019, and our net charge-off rate decreased 107 basis points to 4.58% for the year ended December 31, 2020.
•Provision for credit losses increased by $1.1 billion, or 27.0%, for the year ended December 31, 2020, primarily driven by the effects of the prior year sale of the Walmart consumer portfolio and a higher reserve build in the current year, partially offset by lower net charge-offs. The higher reserve build reflects the projected impact of COVID-19 and the increase attributable to CECL discussed above. The prior year reductions in reserves for credit losses related to the Walmart consumer portfolio totaled $1.1 billion. Our allowance coverage ratio (allowance for credit losses as a percentage of end of period loan receivables) increased to 12.54% at December 31, 2020, as compared to 6.42% at December 31, 2019, primarily due to the impact of the CECL implementation and impacts from COVID-19.
•Other expense decreased by $190 million, or 4.5%, for the year ended December 31, 2020, primarily driven by the cost reductions related to the sale of the Walmart consumer portfolio, lower professional fees, lower purchase volume and average active accounts, and reductions in certain discretionary spend, partially offset by a restructuring charge of $87 million and higher operational losses.
•At December 31, 2020, deposits represented 80% of our total funding sources. Total deposits decreased 3.6% to $62.8 billion at December 31, 2020, compared to December 31, 2019.
•During the year ended December 31, 2020, we declared and paid cash dividends on our Series A 5.625% non-cumulative preferred stock of $56.40 per share, or $42 million.

•During the year ended December 31, 2020, we repurchased $1.0 billion of our outstanding common stock, and declared and paid cash dividends of $0.88 per common share, or $520 million. In January 2021, we announced that the Board of Directors approved a new share repurchase program of up to $1.6 billion through December 31, 2021, beginning in the first quarter, subject to the Company's capital plan, market conditions and other factors, including regulatory restrictions and required approvals, if any.
2020 Partner Agreements
•In our Retail Card sales platform, we:
•launched new partnerships with Harbor Freight Tools, Venmo and Verizon.
•extended our program agreements with Google and Sam's Club.
•In our Payment Solutions sales platform, we:
▪announced our new partnerships with:
◦Adorama, Club Champion, Doosan Bobcat, HiSun, Levin Furniture and Mattress, Modani Furniture and Piaggio.
•extended our program agreements with:
◦ABC Warehouse, Bernina, CarX, Englert, 4 Wheel Parts, Hanks, Icahn Enterprises LP automotive brands (Pep Boys, AAMCO Transmissions, Precision Tune Auto Care, Cottman Transmission and Auto Plus Auto Parts), Kane's Furniture, Kawasaki, Living Spaces, Mattress Firm, Puronics, SVP Sewing Brands LLC, System Pavers and Vanderhall.
▪completed the sale of loan receivables associated with our program agreement with Yamaha.
•In our CareCredit sales platform, we:
▪announced our new partnership with Walgreens.
▪expanded our network through our new partnerships with AdventHealth and Community Veterinary Partners.
▪launched other healthcare system partnerships with Lehigh Valley Health Network, St. Luke's University Health Network and Cox Health.
▪acquired Allegro Credit, a leading provider of point-of-sale consumer financing for audiology products and dental services.
▪renewed our agreements with Aspen Dental, Blue River Petcare, NVA, Vision Group Holdings and West Coast Dental and extended Pets Best's relationship with Progressive.
Information About Our Executive Officers and Board of Directors
•On January 12, 2021, as part of a planned succession process, the Company announced the following events, each effective April 1, 2021:
•Margaret Keane, 61, Synchrony’s Chief Executive Officer (“CEO”), will transition roles from CEO to Executive Chair of the Board.
•Brian Doubles, 45, Synchrony’s President, will succeed Ms. Keane to become President and CEO, and will join the Board as a director.
•Rick Hartnack, 75, Non-Executive Chair of the Board, will retire.
•Jeffrey Naylor, 62, will become Lead Independent Director of the Board.

Other Financial and Statistical Data
The following table sets forth certain other financial and statistical data for the periods indicated.

At and for the years ended December 31 ($ in millions)	2020	2019	2018
Financial Position Data (Average):
Loan receivables, including held for sale	$80,138	$88,649	$83,304
Total assets	$97,738	$105,677	$99,568
Deposits	$64,061	$65,036	$59,498
Borrowings	$16,846	$21,251	$21,951
Total equity	$12,333	$14,917	$14,386
Selected Performance Metrics:
Purchase volume(1)(2)	$139,084	$149,411	$140,657
Retail Card	$107,018	$114,440	$107,685
Payment Solutions	$22,041	$23,880	$22,808
CareCredit	$10,025	$11,091	$10,164
Average active accounts (in thousands)(2)(3)	67,131	75,721	73,847
Net interest margin(4)	14.29%	15.78%	15.97%
Net charge-offs	$3,668	$5,005	$4,692
Net charge-offs as a % of average loan receivables, including held for sale	4.58%	5.65%	5.63%
Allowance coverage ratio(5)	12.54%	6.42%	6.90%
Return on assets(6)	1.4%	3.5%	2.8%
Return on equity(7)	11.2%	25.1%	19.4%
Equity to assets(8)	12.62%	14.12%	14.45%
Other expense as a % of average loan receivables, including held for sale	5.06%	4.79%	4.92%
Efficiency ratio(9)	36.3%	31.9%	30.8%
Effective income tax rate	22.9%	23.3%	23.4%
Selected Period End Data:
Loan receivables	$81,867	$87,215	$93,139
Allowance for credit losses	$10,265	$5,602	$6,427
30+ days past due as a % of period-end loan receivables(10)	3.07%	4.44%	4.76%
90+ days past due as a % of period-end loan receivables(10)	1.40%	2.15%	2.29%
Total active accounts (in thousands)(2)(3)	68,540	75,471	80,339
__________________
(1)Purchase volume, or net credit sales, represents the aggregate amount of charges incurred on credit cards or other credit product accounts less returns during the period.
(2)Includes activity and accounts associated with loan receivables held for sale.
(3)Active accounts represent credit card or installment loan accounts on which there has been a purchase, payment or outstanding balance in the current month.
(4)Net interest margin represents net interest income divided by average interest-earning assets.
(5)Allowance coverage ratio represents allowance for credit losses divided by total period-end loan receivables.
(6)Return on assets represents net earnings as a percentage of average total assets.
(7)Return on equity represents net earnings as a percentage of average total equity.
(8)Equity to assets represents average equity as a percentage of average total assets.
(9)Efficiency ratio represents (i) other expense, divided by (ii) sum of net interest income, plus other income, less retailer share arrangements.
(10)Based on customer statement-end balances extrapolated to the respective period-end date.

Average Balance Sheet
The following table sets forth information for the periods indicated regarding average balance sheet data, which are used in the discussion of interest income, interest expense and net interest income that follows.

	2020			2019			2018
Years ended December 31 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$13,301	$53	0.40%	$12,320	$258	2.09%	$11,059	$207	1.87%
Securities available for sale	7,367	64	0.87%	5,464	127	2.32%	6,566	137	2.09%
Loan receivables, including held for sale(3):
Credit cards	77,115	15,672	20.32%	85,334	18,384	21.54%	80,219	17,342	21.62%
Consumer installment loans	1,733	168	9.69%	1,963	182	9.27%	1,698	156	9.19%
Commercial credit products	1,231	108	8.77%	1,306	137	10.49%	1,333	144	10.80%
Other	59	2	3.39%	46	2	4.35%	54	2	3.70%
Total loan receivables, including held for sale	80,138	15,950	19.90%	88,649	18,705	21.10%	83,304	17,644	21.18%
Total interest-earning assets	100,806	16,067	15.94%	106,433	19,090	17.94%	100,929	17,988	17.82%
Non-interest-earning assets:
Cash and due from banks	1,488			1,327			1,224
Allowance for credit losses	(9,488)			(5,902)			(5,900)
Other assets	4,932			3,819			3,315
Total non-interest-earning assets	(3,068)			(756)			(1,361)
Total assets	$97,738			$105,677			$99,568
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$63,755	$1,094	1.72%	$64,756	$1,566	2.42%	$59,216	$1,186	2.00%
Borrowings of consolidated securitization entities	8,675	237	2.73%	11,941	358	3.00%	12,694	344	2.71%
Senior unsecured notes	8,171	334	4.09%	9,310	367	3.94%	9,257	340	3.67%
Total interest-bearing liabilities	80,601	1,665	2.07%	86,007	2,291	2.66%	81,167	1,870	2.30%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	306			280			282
Other liabilities	4,498			4,473			3,733
Total non-interest-bearing liabilities	4,804			4,753			4,015
Total liabilities	85,405			90,760			85,182
Equity
Total equity	12,333			14,917			14,386
Total liabilities and equity	$97,738			$105,677			$99,568
Interest rate spread(4)			13.87%			15.28%			15.52%
Net interest income		$14,402			$16,799			$16,118
Net interest margin(5)			14.29%			15.78%			15.97%
____________________
(1)Average yields/rates are based on total interest income/expense over average balances.
(2)Includes average restricted cash balances of $475 million, $754 million and $512 million for the years ended December 31, 2020, 2019 and 2018, respectively.

(3)Interest income on loan receivables includes fees on loans of $2.2 billion, $2.8 billion and $2.7 billion for the years ended December 31, 2020, 2019 and 2018, respectively.
(4)Interest rate spread represents the difference between the yield on total interest-earning assets and the rate on total interest-bearing liabilities.
(5)Net interest margin represents net interest income divided by average total interest-earning assets.
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

	2020 vs. 2019			2019 vs. 2018
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
($ in millions)	Average Volume	Average Yield / Rate	Net Change	Average Volume	Average Yield / Rate	Net Change
Interest-earning assets:
Interest-earning cash and equivalents	$19	$(224)	$(205)	$25	$26	$51
Securities available for sale	34	(97)	(63)	(24)	14	(10)
Loan receivables, including held for sale:
Credit cards	(1,708)	(1,004)	(2,712)	1,106	(64)	1,042
Consumer installment loans	(22)	8	(14)	25	1	26
Commercial credit products	(8)	(21)	(29)	(3)	(4)	(7)
Other	—	—	—	—	—	—
Total loan receivables, including held for sale	(1,738)	(1,017)	(2,755)	1,128	(67)	1,061
Change in interest income from total interest-earning assets	$(1,685)	$(1,338)	$(3,023)	$1,129	$(27)	$1,102

Interest-bearing liabilities:
Interest-bearing deposit accounts	$(24)	$(448)	$(472)	$117	$263	$380
Borrowings of consolidated securitization entities	(91)	(30)	(121)	(21)	35	14
Senior unsecured notes	(47)	14	(33)	2	25	27
Change in interest expense from total interest-bearing liabilities	(162)	(464)	(626)	98	323	421
Total change in net interest income	$(1,523)	$(874)	$(2,397)	$1,031	$(350)	$681

Business Trends and Conditions
We believe our business and results of operations will be impacted in the future by various trends and conditions, including the following:
•Growth in loan receivables and interest income. We have experienced significant declines in consumer purchase activity following the outbreak of COVID-19 and associated governmental preventative measures, such as closures of non-essential businesses. Interest and fees on loans decreased 14.7% for the year ended December 31, 2020 compared to the prior year period. The sale of the Walmart consumer portfolio sale drove a decline compared to the prior year period of approximately 9%. The remaining decrease in interest and fees on loans, along with a decline in loan receivables of 6% and a reduction in purchase volume for our ongoing partners of 2%, in all instances at or for the year ended December 31, 2020, were primarily due to the impacts of COVID-19. In addition, we have experienced a reduction in benchmark interest rates and we have also provided, for a temporary period of time, forbearance in terms of deferrals of minimum payments and waivers of interest and fees for qualifying cardholders that were impacted by COVID-19 and requested relief. The decreases in loan receivables and benchmark interest rates along with the forbearance actions have led to the reductions in interest income for the year ended December 31, 2020. We expect both loan receivables and interest income, which experienced the most significant adverse effects from COVID-19, to increase in 2021 as compared to the prior year, and also expect to see slowing payment rates and increasing purchase volume in the second half of 2021 which will also contribute to a return to asset growth and increases in interest income. The extent of the impacts from these conditions is currently uncertain and dependent on various factors. These factors include, the nature of and duration for which any preventative measures remain in place, including responses to increases in COVID-19 infections nationally that may occur, the pace of the national rollout of vaccinations and the type and size of any additional stimulus measures and other policy responses that the U.S. government may adopt.
•Asset quality. The COVID-19 pandemic has driven significant improvement in customer payment behavior such that our asset quality metrics have seen historic lows during 2020. Our over-30 day loan delinquencies as a percentage of period-end loan receivables decreased to 3.07% at December 31, 2020 from 4.44% at December 31, 2019. We anticipate that the current levels of filings for unemployment benefits in the United States will result in an increase from current levels in the Company’s delinquencies and net charge-off rate in 2021. We expect these increases to be partially mitigated by the effects of governmental actions such as the CARES Act, as amended by the Consolidated Appropriations Act, 2021, as well as any further proposed stimulus in 2021. As such, we anticipate experiencing increases to both delinquencies and net charge-offs to occur in the second half of 2021. During 2020 we also took certain forbearance actions for our customers impacted by COVID-19. While we have experienced a higher incidence rate of accounts becoming delinquent following their exit from these short-term programs, as compared to accounts that did not enter the forbearance program, we do not expect these actions to have a material impact to the Company's overall delinquency metrics. We have also experienced an increase to our allowance for credit losses and provision for credit losses during the year ended December 31, 2020 attributable to the impact of COVID-19, and our allowance coverage ratio at December 31, 2020 was 12.54%. As the economic environment develops during 2021, we anticipate that our loan loss reserve builds will be lower than those experienced in 2020. However, to the extent the current environment continues beyond our expectations or deteriorates further, we may experience further increases to our allowance for credit losses and provision for credit losses related to COVID-19.
•Retailer share arrangement payments under our program agreements. Retailer share arrangements decreased 5.5% to $3.6 billion for the year ended December 31, 2020, reflecting the impact of COVID-19 on program performance. We believe that the payments we make to our partners under our retailer share arrangements, in the aggregate, in 2021 are likely to decrease in absolute terms compared to the year ended December 31, 2020, primarily as a result of the performance of our programs, which would reflect the expected credit trends discussed above. This decrease will be partially offset by growth of the programs. See Management’s Discussion and Analysis—Retailer Share Arrangements for additional information on these agreements.

•Extended duration of our Retail Card program agreements. Our Retail Card program agreements typically have contract terms ranging from approximately five to ten years, and the average length of our relationship with our Retail Card partners is 23 years. We expect to continue to benefit from these programs on a long-term basis.
A total of 14 of our 25 ongoing Retail Card program agreements have an expiration date in 2025 or beyond. These 14 program agreements represented in the aggregate 87% and 88% of our Retail Card interest and fees on loans for the year ended December 31, 2020 and of our Retail Card loan receivables at December 31, 2020 attributable to our ongoing programs.
•Growth in interchange revenues and loyalty program costs. We believe that as a result of the overall growth in Dual Card and general purpose co-branded credit card transactions occurring outside of our Retail Card partners’ locations, interchange revenues will increase in excess of the growth of our Retail Card loan receivables. The expected growth in these transactions is driven, in part, by both existing and new loyalty programs with our Retail Card partners. In addition, we continue to offer and add new loyalty programs for our private label credit cards, for which we typically do not receive interchange fees. The growth in these existing and new loyalty programs will result in an increase in costs associated with these programs. Overall, we expect our loyalty program costs to continue to be largely offset by our interchange revenues. These changes have been contemplated in our program agreements with our Retail Card partners and are a component of the calculation of our payments due under our retailer share arrangements.
•Capital and liquidity levels. We continue to expect to maintain sufficient capital and liquidity resources to support our daily operations, our business growth, and our credit ratings as well as regulatory and compliance requirements in a cost effective and prudent manner through expected and unexpected market environments. During the year ended December 31, 2020, we declared and paid dividends of $520 million and repurchased $1.0 billion of our outstanding common stock. In response to the COVID-19 outbreak, we temporarily suspended our share repurchase plans in 2020. We plan to continue to deploy capital through both dividends and share repurchases subject to regulatory approval, as well as to support business growth. In January 2021, we announced that the Board of Directors approved a new share repurchase program of up to $1.6 billion through December 31, 2021, beginning in the first quarter of 2021, subject to the Company’s capital plan, market conditions and other factors, including regulatory restrictions and required approvals, if any. We continue to expect to maintain capital ratios well in excess of minimum regulatory requirements. At December 31, 2020, the Company had a Basel III common equity Tier 1 ratio of 15.9%, which reflects our election to defer the impact of CECL on our regulatory capital, which will now be phased-in over a three-year period from January 1, 2022 through December 31, 2024.
We expect that our liquidity portfolio will continue to be sufficient to support all of our business objectives and to meet all regulatory requirements for the foreseeable future. At December 31, 2020, due to the reduction in loan receivables and strength in our deposit platform, we continued to carry a high level of liquidity, which we expect to continue through the first half of 2021 in line with our expectations of customer payment behavior. We expect to deploy this excess liquidity during the second half of 2021 in line with our expectations of receivable growth, which will contribute to an increase in net interest margin in the second half of 2021 as we deploy this excess liquidity.
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
We analyze interest income as a function of two principal components: average interest-earning assets and yield on average interest-earning assets. Key drivers of average interest-earning assets include:
•purchase volumes, which are influenced by a number of factors including macroeconomic conditions and consumer confidence generally, our partners’ sales and our ability to increase our share of those sales;
•payment rates, reflecting the extent to which customers maintain a credit balance;
•charge-offs, reflecting the receivables that are deemed not to be collectible;
•the size of our liquidity portfolio; and
•portfolio acquisitions when we enter into new partner relationships.
Key drivers of yield on average interest-earning assets include:
•pricing (contractual rates of interest, movement in prime rates, late fees and merchant discount rates);
•changes to our mix of loans (e.g., the number of loans bearing promotional rates as compared to standard rates);
•frequency of late fees incurred when account holders fail to make their minimum payment by the required due date;
•credit performance and accrual status of our loans; and
•yield earned on our liquidity portfolio.
Interest income decreased by $3.0 billion, or 15.8%, for the year ended December 31, 2020. The decrease was driven primarily by a decrease in interest and fees on loans related to the Walmart consumer portfolio sale, as well as the impact of COVID-19. The sale of the Walmart consumer portfolio drove a decline in interest and fees on loans compared to the prior year period of approximately 9%.

Average interest-earning assets

Years ended December 31 ($ in millions)	2020	2019
Loan receivables, including held for sale	$80,138	$88,649
Liquidity portfolio and other	20,668	17,784
Total average interest-earning assets	$100,806	$106,433
The decrease in average loan receivables, including held for sale, of 9.6% for the year ended December 31, 2020 was primarily driven by the sale of loan receivables associated with the Walmart and Yamaha portfolios, in October 2019 and January 2020, respectively. In addition, the decreases also reflect a decline in average active accounts of 4.2% at our ongoing partner programs, primarily due to the impact of COVID-19.
Yield on average interest-earning assets
The yield on average interest-earning assets decreased for the year ended December 31, 2020 primarily due to a decrease in the yield on average loan receivables and a decrease in the percentage of interest-earning assets attributable to loan receivables. The yield on average loan receivables, including held for sale, decreased 120 basis points to 19.90% for the year ended December 31, 2020, primarily driven by lower benchmark rates and the sale of the Walmart consumer portfolio, as well as fee and interest waivers related to COVID-19.
Interest Expense
Interest expense is incurred on our interest-bearing liabilities, which consisted of interest-bearing deposit accounts, borrowings of consolidated securitization entities and senior unsecured notes.
Key drivers of interest expense include:
•the amounts outstanding of our deposits and borrowings;
•the interest rate environment and its effect on interest rates paid on our funding sources; and
•the changing mix in our funding sources.
Interest expense decreased by $626 million, or 27.3%, for the year ended December 31, 2020, primarily driven by lower benchmark interest rates and a decrease in borrowings of our securitization entities and senior unsecured notes. Our cost of funds decreased to 2.07% for the year ended December 31, 2020 compared to 2.66% for the year ended December 31, 2019.
Average interest-bearing liabilities

Years ended December 31 ($ in millions)	2020	2019
Interest-bearing deposit accounts	$63,755	$64,756
Borrowings of consolidated securitization entities	8,675	11,941
Senior unsecured notes	8,171	9,310
Total average interest-bearing liabilities	$80,601	$86,007
The decrease in average interest-bearing liabilities for the year ended December 31, 2020 was primarily driven by a decrease in borrowings of our securitization entities and senior unsecured notes.
Net Interest Income
Net interest income represents the difference between interest income and interest expense.
Net interest income decreased by $2.4 billion, or 14.3%, for the year ended December 31, 2020, primarily driven by a decrease in interest and fees on loans related to the Walmart consumer portfolio sale and the impact of COVID-19, partially offset by a decrease in interest expense reflecting lower benchmark interest rates.

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
Retailer share arrangements decreased by $213 million, or 5.5%, for the year ended December 31, 2020, reflecting the impact of COVID-19 on program performance.
Provision for Credit Losses
Provision for credit losses is the expense related to maintaining the allowance for credit losses at an appropriate level to absorb the expected credit losses for the life of the loan balance as of the period end date. Provision for credit losses in each period is a function of net charge-offs (gross charge-offs net of recoveries) and the required level of the allowance for credit losses. Our process to determine our allowance for credit losses is based upon our estimate of expected credit losses for the life of the loan balance as of the period end date. See “Critical Accounting Estimates - Allowance for Credit Losses” and Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements for additional information on our allowance for credit loss methodology.
Provision for credit losses increased by $1.1 billion, or 27.0%, for the year ended December 31, 2020, primarily driven by the effects of the prior year reductions in reserves for credit losses related to the Walmart consumer portfolio sale and higher reserve build in the current year, partially offset by lower net charge-offs.
The higher reserve build reflects both the projected impacts of COVID-19 and the increase attributable to the CECL implementation of $285 million for the year ended December 31, 2020. The prior year reductions in reserves related to the Walmart consumer portfolio were $1.1 billion for the year ended December 31, 2019. Our allowance coverage ratio increased to 12.54% at December 31, 2020, as compared to 6.42% at December 31, 2019.

Other Income

Years ended December 31 ($ in millions)	2020	2019
Interchange revenue	$652	$748
Debt cancellation fees	278	265
Loyalty programs	(649)	(743)
Other	124	101
Total other income	$405	$371
Interchange revenue
We earn interchange fees on Dual Card and other co-branded credit card transactions outside of our partners’ sales channels, based on a flat fee plus a percentage of the purchase amount. Interchange revenue has been, and is expected to continue to be, driven primarily by growth in our Dual Card and general purpose co-branded credit card products.
Interchange revenue decreased by $96 million, or 12.8%, for the year ended December 31, 2020, driven by lower purchase volume and the effects from the Walmart consumer portfolio sale.
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
Debt cancellation fees increased by $13 million, or 4.9%, for the year ended December 31, 2020, primarily as a result of increases in our CareCredit and Payment Solutions sales platforms, partially offset by the effects from the Walmart consumer portfolio sale.
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
Loyalty programs cost decreased by $94 million, or 12.7%, for the year ended December 31, 2020, primarily as a result of the Walmart consumer portfolio sale and lower purchase volume due to the effects of COVID-19, partially offset by growth related to our digital partners.
Other
Other includes a variety of items including ancillary fees, commission fees related to Pets Best, changes in the fair value of equity investments, realized gains or losses associated with the sale of investments or other assets and changes in contingent consideration obligations.
Other increased by $23 million, or 22.8%, for the year ended December 31, 2020 primarily due to gains related to investment securities and commission fees related to Pets Best.

Other Expense

Years ended December 31 ($ in millions)	2020	2019
Employee costs	$1,380	$1,455
Professional fees	759	867
Marketing and business development	448	549
Information processing	492	485
Other	976	889
Total other expense	$4,055	$4,245
Employee costs
Employee costs primarily consist of employee compensation and benefit costs.
Employee costs decreased by $75 million, or 5.2%, for the year ended December 31, 2020, primarily driven by reductions in headcount, partially offset by a restructuring charge of $41 million incurred in 2020.
Professional fees
Professional fees consist primarily of outsourced provider fees (e.g., collection agencies and call centers), legal, accounting, consulting, and recruiting expenses.
Professional fees decreased by $108 million, or 12.5%, for the year ended December 31, 2020, primarily due to interim servicing costs in the prior year associated with acquired portfolios.
Marketing and business development
Marketing and business development costs consist primarily of our contractual and discretionary marketing and business development spend, as well as amortization expense associated with retail partner contract acquisitions and extensions.
Marketing and business development costs decreased by $101 million, or 18.4%, for the year ended December 31, 2020, primarily due to lower brand advertising and lower portfolio marketing investments.
Information processing
Information processing costs primarily consist of fees related to outsourced information processing providers, credit card associations and software licensing agreements.
Information processing costs increased slightly by $7 million, or 1.4%, for the year ended December 31, 2020, primarily due to higher amortization of capitalized software related to strategic investments, partially offset by lower data processing costs.
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
The “other” component increased by $87 million, or 9.8%, for the year ended December 31, 2020, primarily due to a restructuring charge of $46 million related to operating lease and other asset impairments, as well as higher operational losses.

Provision for Income Taxes

Years ended December 31 ($ in millions)	2020	2019
Effective tax rate	22.9%	23.3%
Provision for income taxes	$412	$1,140
The effective tax rate for the year ended December 31, 2020, decreased compared to the prior year primarily due to the decline in pre-tax income, which led to a proportionally larger impact related to discrete tax benefits. The effective tax rate differs from the U.S. federal statutory tax rate primarily due to state income taxes.
Platform Analysis
As discussed above under “Our Business—Our Sales Platforms,” we offer our products through three sales platforms (Retail Card, Payment Solutions and CareCredit), which management measures based on their revenue-generating activities. The following is a discussion of certain supplemental information for the year ended December 31, 2020, for each of our sales platforms.
Retail Card

Years ended December 31 ($ in millions)	2020	2019
Purchase volume	$107,018	$114,440
Period-end loan receivables	$52,130	$56,387
Average loan receivables, including held for sale	$50,943	$58,984
Average active accounts (in thousands)	49,258	57,073

Interest and fees on loans	$11,015	$13,557
Retailer share arrangements	$(3,559)	$(3,762)
Other income	$249	$277
Retail Card interest and fees on loans decreased by $2,542 million, or 18.8%, for the year ended December 31, 2020. The sale of the Walmart consumer portfolio drove a decline compared to the prior year period of approximately 12%. The remaining decrease was primarily due to the impact of COVID-19.
Retailer share arrangements decreased by $203 million, or 5.4%, for the year ended December 31, 2020, primarily as a result of the factors discussed under the heading “Retailer Share Arrangements” above.
Other income decreased by $28 million, or 10.1%, for the year ended December 31, 2020, primarily driven by a decrease in interchange revenue and the effects from the Walmart consumer portfolio sale, partially offset by lower loyalty costs.
Payment Solutions

Years ended December 31 ($ in millions)	2020	2019
Purchase volume	$22,041	$23,880
Period-end loan receivables	$20,153	$20,528
Average loan receivables, including held for sale	$19,597	$19,918
Average active accounts (in thousands)	11,921	12,451

Interest and fees on loans	$2,661	$2,829
Retailer share arrangements	$(73)	$(85)
Other income	$44	$15
Payment Solutions interest and fees on loans decreased by $168 million, or 5.9%, for the year ended December 31, 2020. The decrease was primarily driven by lower yield on loan receivables and the sale of the Yamaha portfolio.

CareCredit

Years ended December 31 ($ in millions)	2020	2019
Purchase volume	$10,025	$11,091
Period-end loan receivables	$9,584	$10,300
Average loan receivables	$9,598	$9,747
Average active accounts (in thousands)	5,952	6,197

Interest and fees on loans	$2,274	$2,319
Retailer share arrangements	$(13)	$(11)
Other income	$112	$79
CareCredit interest and fees on loans decreased by $45 million, or 1.9%, for the year ended December 31, 2020. The decrease was primarily driven by lower merchant discount as a result of the decline in purchase volume and a reduction in average loan receivables.
Other income increased by $33 million, or 41.8%, for the year ended December 31, 2020 primarily due to commission fees earned by Pets Best.
Loan Receivables
____________________________________________________________________________________________
Loan receivables are our largest category of assets and represent our primary source of revenues. The following discussion provides supplemental information regarding our loan receivables portfolio. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies and Note 4. Loan Receivables and Allowance for Credit Losses to our consolidated financial statements for additional information related to our Loan Receivables, including troubled debt restructurings.
Our loan receivables portfolio, excluding held for sale, had the following maturity distribution at December 31, 2020.

($ in millions)	Within 1 Year(1)	1-5 Years(2)	5-15 Years	After 15 Years	Total
Loans
Credit cards	$77,698	$757	$—	$—	$78,455
Consumer installment loans(3)	670	1,443	12	—	2,125
Commercial credit products	1,245	5	—	—	1,250
Other	13	6	16	2	37
Total loans	$79,626	$2,211	$28	$2	$81,867
Loans due after one year at fixed interest rates	N/A	$2,211	$28	$2	$2,241
Loans due after one year at variable interest rates	N/A	—	—	—	—
Total loans due after one year	N/A	$2,211	$28	$2	$2,241
______________________
(1)Credit card loans have minimum payment requirements but no stated maturity and therefore are included in the due within one year category. However, many of our credit card holders will revolve their balances, which may extend their repayment period beyond one year for balances at December 31, 2020.
(2)Credit card and commercial loans due after one year relate to Troubled Debt Restructuring ("TDR") assets.
(3)Reflects scheduled repayments up to the final contractual maturity of our installment loans.

Our loan receivables portfolio had the following geographic concentration at December 31, 2020.

($ in millions)	Loan Receivables Outstanding	% of Total Loan Receivables Outstanding
State
Texas	$8,392	10.3%
California	$8,367	10.2%
Florida	$7,072	8.6%
New York	$4,507	5.5%
North Carolina	$3,384	4.1%
COVID-19 Related Loan Modifications
TDRs are those loans for which we have granted a concession to a borrower experiencing financial difficulties where we do not receive adequate compensation. These loans are identified at the point when the borrower enters into a modification program. See Note 4. Loan Receivables and Allowance for Credit Losses to our consolidated financial statements for additional information on loans classified as TDRs. However, short-term loan modifications to support our customers impacted by COVID-19 are not accounted for as a TDR.
Under the CARES Act, banks may elect to deem that loan modifications do not result in TDRs if they are (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) January 1, 2022. At December 31, 2020, we have not made such an election.
However, certain other short-term modifications made on a good faith basis in response to COVID-19 are also not considered TDRs under ASC Subtopic 310-40. This includes delays in payment that are insignificant or short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers or extensions of repayment terms to borrowers who were current prior to any relief. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.
During 2020 we provided support to our customers impacted by COVID-19 through various actions, such as minimum payment deferrals and interest and late fee waivers. Loans enrolled in minimum payment deferrals generally continued to accrue interest and their delinquency status as of the modification date did not advance through the deferment period.
During the year ended December 31, 2020, we enrolled approximately 2.1 million customers in short-term modifications to defer minimum payments, representing $3.9 billion in loan receivables. The substantial majority of these enrollments were for our credit card customers. For certain customers we also provided waivers of interest charges or late fees. During the year ended December 31, 2020, the waivers of interest and late fees provided to our customers resulted in foregone interest and fee income of $88 million.
At December 31, 2020, all of the enrolled accounts have exited our forbearance programs. While we have experienced a higher incidence rate of accounts becoming delinquent following their exit from these short-term programs, as compared to accounts that did not enter the forbearance program, these accounts did not have a material impact to the Company's overall delinquency metrics at December 31, 2020.
Delinquencies
Over-30 day loan delinquencies as a percentage of period-end loan receivables decreased to 3.07% at December 31, 2020, as compared to 4.44% at December 31, 2019. The 137 basis point decrease in 2020 was primarily driven by an improvement in customer payment behavior.

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

Years ended December 31	2020	2019	2018
Net charge-off rate	4.58%	5.65%	5.63%
Allowance for Credit Losses and Impact of Adoption of CECL
The allowance for credit losses totaled $10.3 billion at December 31, 2020, compared with allowance for loan losses of $5.6 billion at December 31, 2019. Similarly, our allowance for credit losses as a percentage of total loan receivables increased to 12.54% at December 31, 2020, from 6.42% at December 31, 2019.
The increases in the allowance for credit losses and allowance coverage ratio reflect the impact of the CECL adoption and implementation in January 2020. Upon adoption of the accounting standard on January 1, 2020, we recorded an increase to our allowance for loan losses of $3.0 billion. The allowance for credit losses at December 31, 2020 reflects our estimate of expected credit losses for the life of the loan receivables on our consolidated statement of financial position at December 31, 2020, which includes the consideration of current and expected macroeconomic conditions that existed at that date.
During the initial year of implementation of the CECL accounting standard we continued to determine what our allowance for credit losses and allowance coverage ratio would have been if the prior accounting guidance were still in effect, in order to help provide comparability with our prior year results. The following table illustrates the effects of the implementation of the accounting standard to our allowance for credit losses and allowance coverage ratio at December 31, 2020.

($ in millions)	Amounts under prior accounting guidance(1)	Impact of adoption of CECL (January 1, 2020)	Ongoing implementation of CECL model	GAAP reported amounts
At December 31, 2020
Allowance for credit losses	$6,959	$3,021	$285	$10,265
Allowance coverage ratio	8.50%	3.69%	0.35%	12.54%
______________________
(1)Amounts shown above as if the prior accounting guidance remained in effect are non-GAAP measures and are presented only in this initial year after adoption for comparability with the prior year reported GAAP metrics.
In addition to the effects of the increases attributable to CECL noted in the above table, our allowance coverage ratio increased as compared to December 31, 2019 primarily due to the projected impacts from COVID-19.

Credit Quality Indicators
As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, as well as information from credit bureaus relating to the customer’s broader credit performance. We now utilize VantageScore (“Vantage”) credit scores to assist in our assessment of credit quality as we believe Vantage scores more U.S. consumers, and potential applicants, as compared to our prior use of FICO credit scores. Vantage credit scores are obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three credit score categories: (i) 651 or higher, which are considered the strongest credits; (ii) 591 to 650, considered moderate credit risk; and (iii) 590 or less, which are considered weaker credits. We believe these three categories of Vantage credit scores represent an approximation of the categories previously reported using FICO data in terms of both probability of default and customer account distribution.
The following charts show the proportion of our loan portfolios that were from customers with a Vantage score of 651 or higher, as compared to those customers with a FICO score of 661 or higher. The quarterly information presented illustrates the comparability of credit trends under each scoring method and category of strongest credit.
See Note 4. Loan Receivables and Allowance for Credit Losses to our consolidated financial statements for additional information related to our credit quality indicators related to our loan receivables.

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
Funding Sources
Our primary funding sources include cash from operations, deposits (direct and brokered deposits), securitized financings and senior unsecured notes.
The following table summarizes information concerning our funding sources during the periods indicated:

	2020			2019			2018
Years ended December 31 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$63,755	79.1%	1.7%	$64,756	75.3%	2.4%	$59,216	73.0%	2.0%
Securitized financings	8,675	10.8	2.7	11,941	13.9	3.0	12,694	15.6	2.7
Senior unsecured notes	8,171	10.1	4.1	9,310	10.8	3.9	9,257	11.4	3.7
Total	$80,601	100.0%	2.1%	$86,007	100.0%	2.7%	$81,167	100.0%	2.3%
______________________
(1)Excludes $306 million, $280 million and $282 million average balance of non-interest-bearing deposits for the years ended December 31, 2020, 2019 and 2018, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the years ended December 31, 2020, 2019 and 2018.
Deposits
We obtain deposits directly from retail and commercial customers (“direct deposits”) or through third-party brokerage firms that offer our deposits to their customers (“brokered deposits”). At December 31, 2020, we had $52.1 billion in direct deposits and $10.7 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger that channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to continue to utilize our direct deposits base as a source of stable and diversified low cost funding.
Our direct deposits include a range of FDIC-insured deposit products, including certificates of deposit, IRAs, money market accounts and savings accounts.
Brokered deposits are primarily from retail customers of large brokerage firms. We have relationships with 11 brokers that offer our deposits through their networks. Our brokered deposits consist primarily of certificates of deposit that bear interest at a fixed rate and at December 31, 2020, had a weighted average remaining life of 1.7 years. These deposits generally are not subject to early withdrawal.
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

The following table summarizes certain information regarding our interest-bearing deposits by type (all of which constitute U.S. deposits) for the periods indicated:

Years ended December 31 ($ in millions)	2020			2019			2018
	Average Balance	%	Average Rate	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$30,816	48.3%	2.1%	$33,482	51.7%	2.5%	$28,152	47.5%	1.9%
Savings accounts (including money market accounts)	21,910	34.4%	1.1	18,773	29.0	2.1	17,989	30.4	1.7
Brokered deposits	11,029	17.3%	1.8	12,501	19.3	2.7	13,075	22.1	2.5
Total interest-bearing deposits	$63,755	100.0%	1.7%	$64,756	100.0%	2.4%	$59,216	100.0%	2.0%
Our deposit liabilities provide funding with maturities ranging from one day to ten years. At December 31, 2020, the weighted average maturity of our interest-bearing time deposits was 1.0 years. See Note 7. Deposits to our consolidated financial statements for more information on their maturities.
The following table summarizes deposits by contractual maturity at December 31, 2020.

($ in millions)	3 Months or Less	Over 3 Months but within 6 Months	Over 6 Months but within 12 Months	Over 12 Months	Total
U.S. deposits (less than FDIC insurance limit)(1)(2)	$30,096	$5,222	$6,214	$8,403	$49,935
U.S. deposits (in excess of FDIC insurance limit)(2)
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	1,979	1,381	1,783	1,347	6,490
Savings accounts (including money market accounts)	6,336	—	—	—	6,336
Brokered deposits:
Sweep accounts	21	—	—	—	21
Total	$38,432	$6,603	$7,997	$9,750	$62,782
______________________
(1)Includes brokered certificates of deposit for which underlying individual deposit balances are assumed to be less than $250,000.
(2)The standard deposit insurance amount is $250,000 per depositor, for each account ownership category. Deposits in excess of FDIC insurance limit presented above include partially uninsured accounts.
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
At December 31, 2020, we had $2.3 billion of outstanding private asset-backed securities and $5.5 billion of outstanding public asset-backed securities, in each case held by unrelated third parties.

The following table summarizes expected contractual maturities of the investors’ interests in securitized financings, excluding debt premiums, discounts and issuance costs at December 31, 2020.

($ in millions)	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years	Total
Scheduled maturities of long-term borrowings—owed to securitization investors:
SYNCT(1)	$2,325	$2,591	$—	$—	$4,916
SFT	—	300	—	—	300
SYNIT(1)	1,000	1,600	—	—	2,600
Total long-term borrowings—owed to securitization investors	$3,325	$4,491	$—	$—	$7,816
______________________
(1)Excludes any subordinated classes of SYNCT notes and SYNIT notes that we owned at December 31, 2020.
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
The following table summarizes for each of our trusts the three-month rolling average excess spread at December 31, 2020.

	Note Principal Balance ($ in millions)	# of Series Outstanding	Three-Month Rolling Average Excess Spread(1)
SYNCT	$5,144	9	~18.6% to 20.9%
SFT	$300	7	16.8%
SYNIT	$2,600	1	18.1%
______________________
(1)Represents the excess spread (generally calculated as interest income collected from the applicable pool of loan receivables less applicable net charge-offs, interest expense and servicing costs, divided by the aggregate principal amount of loan receivables in the applicable pool) for SFT or, in the case of SYNCT and SYNIT, a range of the excess spreads relating to the particular series issued within each trust, in all cases omitting any series that have not been outstanding for at least three full monthly periods and calculated in accordance with the applicable trust or series documentation, for the three securitization monthly periods ended December 31, 2020.

Senior Unsecured Notes
During the year ended December 31, 2020 we made repayments of $1.5 billion, which included all of our previously outstanding floating rate senior unsecured notes.
The following table provides a summary of our outstanding senior unsecured notes at December 31, 2020.

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
______________________
(1)Weighted average interest rate of all senior unsecured notes at December 31, 2020 was 3.94%
(2)The amounts shown exclude unamortized debt discounts, premiums and issuance costs.
Short-Term Borrowings
Except as described above, there were no material short-term borrowings for the periods presented.
Other
At December 31, 2020, we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
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
If we do not satisfy any of these covenants discussed above, the maturity of amounts outstanding thereunder may be accelerated and become payable. We were in compliance with all of these covenants at December 31, 2020.
At December 31, 2020, we were not in default under any of our credit facilities.

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
We maintain a liquidity portfolio, which at December 31, 2020 had $18.3 billion of liquid assets, primarily consisting of cash and equivalents and short-term obligations of the U.S. Treasury, less cash in transit which is not considered to be liquid, compared to $17.3 billion of liquid assets at December 31, 2019. The increase in liquid assets was primarily due to the reduction in our loan receivables and the retention of excess cash flows from operations. Additionally, on March 15, 2020, in response to the COVID-19 pandemic, the Federal Reserve Board reduced reserve requirements for insured depository institutions to zero percent, which further increased the Bank's available liquidity. We believe our liquidity position at December 31, 2020 remains strong as we continue to operate in a period of uncertain economic conditions related to COVID-19 and we will continue to closely monitor our liquidity as economic conditions change.
As additional sources of liquidity, at December 31, 2020, we had an aggregate of $4.9 billion of undrawn committed capacity on our securitized financings, subject to customary borrowing conditions, from private lenders under our securitization programs and $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders, and we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
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
Interest rates may also adversely impact our customers’ spending levels and ability and willingness to pay outstanding amounts owed to us. Our floating rate products bear interest rates that fluctuate with the prime rate. Higher interest rates often lead to higher payment obligations by customers to us and other lenders under mortgage, credit card and other consumer loans, which may reduce our customers’ ability to remain current on their obligations to us and therefore lead to increased delinquencies, charge-offs and allowances for credit losses, which could have a material adverse effect on our net earnings.
Changes in interest rates and competitor responses to these changes may also impact customer decisions to maintain deposits with us, and reductions in deposits could materially adversely affect our funding costs and liquidity.
At December 31, 2020, 53.2% of our loan receivables were priced at a fixed interest rate to the customer, with the remaining 46.8% at a floating interest rate. We fund our assets with a combination of fixed rate and floating rate funding sources that include deposits, asset-backed securities and unsecured debt. To manage interest rate risk, we seek to match the interest rate repricing characteristics of our assets and liabilities. Historically, we have not used interest rate derivative contracts to manage interest rate risk; however, we may choose to do so in the future. To the extent we are unable to effectively match the interest rate sensitivity of our assets and liabilities, our net earnings could be materially adversely affected.
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
Our interest rate sensitive assets include our variable rate loan receivables and the assets that make up our liquidity portfolio. At December 31, 2020, 46.8% of our receivables were priced at a floating interest rate. Assets with rates that are fixed at period end but which will mature, or otherwise contractually reset to a market-based indexed rate or other fixed rate prior to the end of the 12-month period, are considered to be rate sensitive. The latter category includes certain loans that may be offered at below-market rates for an introductory period, such as balance transfers and special promotional programs, after which the loans will contractually reprice under standard terms in accordance with our normal market-based pricing structure. For purposes of measuring rate sensitivity for such loans, only the effect of the hypothetical 100 basis point change in the underlying market-based indexed rate or other fixed rate has been considered rather than the full change in the rate to which the loan would contractually reprice (i.e. assets are categorized as fixed or floating according to their underlying contractual terms). For assets that have a fixed interest rate at the period end but which contractually will, or are assumed to, reset to a market-based indexed rate or other fixed rate during the next 12 months, net interest income sensitivity is measured from the expected repricing date.
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
The following table presents the approximate net interest income impacts forecasted over the next twelve months from an immediate and parallel change in interest rates affecting all interest rate sensitive assets and liabilities at December 31, 2020.

Basis Point Change	At December 31, 2020
($ in millions)
-100 basis points	$(98)
+100 basis points	$61
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
Synchrony is not currently required to conduct stress tests. See “Regulation—Regulation Relating to Our Business—Recent Legislative and Regulatory Developments.” In addition, while we have not been subject to the Federal Reserve Board's formal capital plan submission requirements to-date, we have submitted a capital plan to the Federal Reserve Board in 2020. While not required, our capital plan process does include certain internal stress testing.
Dividend and Share Repurchases

Common Stock Cash Dividends Declared	Month of Payment	Amount per Common Share	Amount
($ in millions, except per share data)
Three months ended March 31, 2020	February 2020	$0.22	$135
Three months ended June 30, 2020	May 2020	0.22	128
Three months ended September 30, 2020	August 2020	0.22	129
Three months ended December 31, 2020	November 2020	0.22	128
Total dividends declared		$0.88	$520

Preferred Stock Cash Dividends Declared	Month of Payment	Amount per Preferred Share	Amount
($ in millions, except per share data)
Three months ended March 31, 2020	February 2020	$14.22	$11
Three months ended June 30, 2020	May 2020	14.06	11
Three months ended September 30, 2020	August 2020	14.06	10
Three months ended December 31, 2020	November 2020	14.06	10
Total dividends declared		$56.40	$42
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

Common Shares Repurchased Under Publicly Announced Programs	Total Number of Shares Purchased	Dollar Value of Shares Purchased
($ and shares in millions)
Three months ended March 31, 2020	33.6	$984
Three months ended June 30, 2020	—	—
Three months ended September 30, 2020	—	—
Three months ended December 31, 2020	—	—
Total	33.6	$984

Our previously announced share repurchase program (the "2019 Share Repurchase Program") expired on June 30, 2020. Under this program we repurchased a total of $3.6 billion of common stock. In response to COVID-19, we temporarily suspended our share repurchase activities in 2020. In January 2021, we announced that the Board of Directors approved a new share repurchase program of up to $1.6 billion through December 31, 2021, beginning in the first quarter of 2021 subject to the Company's capital plan, market conditions and other factors, including regulatory restrictions and required approvals, if any.
Regulatory Capital Requirements - Synchrony Financial
As a savings and loan holding company, we are required to maintain minimum capital ratios, under the applicable U.S. Basel III capital rules. For more information, see “Regulation—Savings and Loan Holding Company Regulation.”
For Synchrony Financial to be a well-capitalized savings and loan holding company, Synchrony Bank must be well-capitalized and Synchrony Financial must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. As of December 31, 2020 and 2019, Synchrony Financial met all the requirements to be deemed well-capitalized.
The following table sets forth the composition of our capital ratios for the Company calculated under the Basel III Standardized Approach rules at December 31, 2020 and 2019, respectively.

	Basel III
	At December 31, 2020		At December 31, 2019
($ in millions)	Amount	Ratio(1)	Amount	Ratio(1)
Total risk-based capital	$14,604	18.1%	$14,211	16.3%
Tier 1 risk-based capital	$13,525	16.8%	$13,064	15.0%
Tier 1 leverage	$13,525	14.0%	$13,064	12.6%
Common equity Tier 1 capital	$12,791	15.9%	$12,330	14.1%
Risk-weighted assets	$80,561		$87,302
______________________
(1)Tier 1 leverage ratio represents total tier 1 capital as a percentage of total average assets, after certain adjustments. All other ratios presented above represent the applicable capital measure as a percentage of risk-weighted assets.
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
Capital amounts and ratios at December 31, 2020 in the above table all reflect the application of the CECL regulatory capital transition adjustment. The increase in our common equity Tier 1 capital ratio compared to December 31, 2019 was primarily due to the decrease in loan receivables and a corresponding decrease in risk-weighted assets in the year ended December 31, 2020.

Regulatory Capital Requirements - Synchrony Bank
At December 31, 2020 and 2019, the Bank met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. The following table sets forth the composition of the Bank’s capital ratios calculated under the Basel III Standardized Approach rules at December 31, 2020 and December 31, 2019, and also reflects the CECL regulatory capital transition adjustment in the December 31, 2020 amounts and ratios.

	At December 31, 2020		At December 31, 2019		Minimum to be Well- Capitalized under Prompt Corrective Action Provisions
($ in millions)	Amount	Ratio	Amount	Ratio	Ratio
Total risk-based capital	$12,784	17.8%	$11,911	15.6%	10.0%
Tier 1 risk-based capital	$11,821	16.5%	$10,907	14.3%	8.0%
Tier 1 leverage	$11,821	13.6%	$10,907	11.9%	5.0%
Common equity Tier 1 capital	$11,821	16.5%	$10,907	14.3%	6.5%
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
Off-Balance Sheet Arrangements and Unfunded Lending Commitments
____________________________________________________________________________________________
We do not have any material off-balance sheet arrangements, including guarantees of third-party obligations. Guarantees are contracts or indemnification agreements that contingently require us to make a guaranteed payment or perform an obligation to a third-party based on certain trigger events. At December 31, 2020, we had not recorded any contingent liabilities in our Consolidated Statements of Financial Position related to any guarantees. See Note 9 - Fair Value Measurements to our consolidated financial statements for information on contingent consideration liabilities related to business acquisitions.
We extend credit, primarily arising from agreements with customers for unused lines of credit on our credit cards, in the ordinary course of business. Each unused credit card line is unconditionally cancellable by us. See Note 4. Loan Receivables and Allowance for Credit Losses to our consolidated financial statements for more information on our unfunded lending commitments.

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
Allowance for Credit Losses
Effective January 1, 2020, losses on loan receivables are estimated and recognized upon origination of the loan, based on expected credit losses for the life of the loan balance as of the period end date. This requires us to estimate expected losses in the portfolio as of each balance sheet date. The method for calculating the estimate of expected credit loss takes into account historical experience, and current conditions and future expectations for pools of loans with similar risk characteristics, and reasonable and supportable forecasts about the future. The model utilizes a macroeconomic forecast, with unemployment claims as the primary macroeconomic variable. We also perform a qualitative assessment in addition to model estimates and apply qualitative adjustments as necessary. The reasonable and supportable forecast period is determined primarily based upon an assessment of the current economic outlook, including the effects of COVID-19, and our ability to use available data to accurately forecast losses over time. The reasonable and supportable forecast period used in our estimate of credit losses at December 31, 2020 was 12 months, consistent with the forecast period utilized since adoption of CECL. The Company reassesses the reasonable and supportable forecast period on a quarterly basis. Beyond the reasonable and supportable forecast period, we revert to historical loss information at the loan receivables segment level over a 6-month period, gradually increasing the weight of historical losses by an equal amount each month during the reversion period, and utilize historical loss information thereafter for the remaining life of the portfolio. The reversion period, similar to the reasonable and supportable forecast period, may change in the future depending on multiple factors such as forecasting methods, portfolio changes, and macroeconomic environment.
We evaluate each portfolio quarterly. For credit card receivables, our estimation process includes analysis of historical data, and there is a significant amount of judgment applied in selecting inputs and analyzing the results produced by the models to determine the allowance. Our risk process includes standards and policies for reviewing major risk exposures and concentrations, and evaluates relevant data either for individual loans or on a portfolio basis, as appropriate. More specifically, we use an enhanced migration analysis to estimate the likelihood that a loan will progress through the various stages of delinquency. The enhanced migration analysis considers uncollectible principal, interest and fees reflected in the loan receivables, segmented by credit and business parameters. We use other analyses to estimate expected losses on non-delinquent accounts, which include past performance, bankruptcy activity such as filings, policy changes, loan volumes and amounts. Holistically, for assessing the portfolio credit loss content, we also evaluate portfolio risk management techniques applied to various accounts, historical behavior of different account vintages, account seasoning, economic conditions, recent trends in delinquencies, account collection management, forecasting uncertainties, expectations about the future, and a qualitative assessment of the adequacy of the allowance for credit losses.
We estimate our allowance for credit losses using pools of loans with similar risk characteristics. Further, experience is not available for new portfolios; therefore, while we accumulate experience, we utilize our experience with the most closely analogous products and segments in our portfolio. The underlying assumptions, estimates and assessments we use to provide for losses are updated periodically to reflect our view of current and forecasted conditions and are subject to the regulatory examination process, which can result in changes to our assumptions. Changes in such estimates can significantly affect the allowance and provision for credit losses. It is possible that we will experience credit losses that are different from our current estimates.

Fair Value Measurements
Assets and liabilities measured at fair value every reporting period include investments in debt and equity securities as well as contingent consideration obligations. Assets that are not measured at fair value every reporting period, but that are subject to fair value measurements in certain circumstances, primarily include acquired loans, loans that have been reduced to fair value when they are held for sale, loans that have been reduced based on the fair value of the underlying collateral, cost method and equity method investments that are written down to fair value when they are impaired.
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

RISKS
Risk Factors Summary
____________________________________________________________________________________________
We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:
Macroeconomic and Operational Risks
•COVID-19 and other macroeconomic conditions could have a material adverse effect on our business, results of operations and financial condition and heighten many of our known risks.
•Our results of operations and growth depend on our ability to retain existing partners and attract new partners.
•A significant percentage of our interest and fees on loans comes from relationships with a small number of Retail Card partners, and the loss of any of these Retail Card partners could adversely affect our business and results of operations.
•Our business is heavily concentrated in U.S. consumer credit, and therefore our results are more susceptible to fluctuations in that market than a more diversified company.
•Our results are impacted, to a significant extent, on the active and effective promotion and support of our products by our partners and on the financial performance of our partners.
•Competition in the consumer finance industry is intense.
•We may be unable to successfully develop and commercialize new or enhanced products and services.
•Fraudulent activity associated with our products and services could negatively impact our operating results, brand and reputation and cause the use of our products and services to decrease and our fraud losses to increase.
•The failure of third parties to provide various services that are important to our operations could have a material adverse effect on our business and results of operations.
Technological Risks
•Cyber-attacks or other security breaches could have a material adverse effect on our business.
•Disruptions in the operation of our and our outsourced partners' computer systems and data centers could have a material adverse effect on our business.
Financial Risks
•Our allowance for credit losses may prove to be insufficient to cover losses on our loans.
•If assumptions or estimates we use in preparing our financial statements, including those related to the CECL accounting guidance, are incorrect or are required to change, our reported results of operations and financial condition may be adversely affected.

•Adverse financial market conditions or our inability to effectively manage our funding and liquidity risk could have a material adverse effect on our funding, liquidity and ability to meet our obligations.
•Our inability to grow our deposits in the future could materially adversely affect our liquidity and ability to grow our business.
•A reduction in our credit ratings could materially increase the cost of our funding from, and restrict our access to, the capital markets.
•Various risks related to the securitization of our loan receivables that could have a material adverse effect on our business, liquidity, cost of funds and financial condition.
•We rely extensively on models in managing many aspects of our business, and if they are not accurate or are misinterpreted, it could have a material adverse effect on our business and results of operations.
•Our business depends on our ability to successfully manage our credit risk, and failing to do so may result in high charge-off rates.
•We may not be able to offset increases in our costs with decreased payments under our retailer share arrangements, which could reduce our profitability.
•Reductions in interchange fees may reduce the competitive advantages our private label credit card products currently have by virtue of not charging interchange fees and would reduce our income from those fees.
Legal Risks
•We have international operations that subject us to various international risks as well as increased compliance and regulatory risks and costs.
•Litigation, regulatory actions and compliance issues could subject us to significant fines, penalties, judgments, remediation costs and/or requirements resulting in increased expenses.
Regulatory Risks
•We face various risks related to the government regulation, supervision, examination and enforcement our business faces.
•Legislative and regulatory developments may have a significant impact on our business, financial condition and results of operations.
•Federal or state tax rules and regulations could change and adversely affect our results of operations.
•Failure by us to meet applicable capital adequacy and liquidity requirements could limit our ability to pay dividends and repurchase our common stock or otherwise have a material adverse effect on us.
•Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.

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
Our business routinely encounters and address risks, some of which will cause our future results to be different - sometimes materially different - than we anticipate. Discussion about important operational risks that our business encounters can be found in the business descriptions in “Our Business” and the MD&A section of this Form 10-K Report. The key categories of risks our business faces are macro-economic, operational, technological (including cyber-security), financial, legal and regulatory. Our reactions to material future developments as well as our competitors’ reactions to those developments will affect our future results.
Macroeconomic and Operational Risks
Macroeconomic conditions could have a material adverse effect on our business, results of operations and financial condition.
Key macroeconomic conditions historically have affected our business, results of operations and financial condition and are likely to affect them in the future. Consumer confidence, unemployment and other economic indicators are among the factors that often impact consumer spending behavior and demand for credit. Poor economic conditions reduce the usage of our credit cards and other financing products and the average purchase amount of transactions on our credit cards and through our other products, which, in each case, reduces our interest and fee income. We rely primarily on interest and fees on our loan receivables to generate our net earnings. Our interest and fees on our loan receivables was $16.0 billion for the year ended December 31, 2020. Poor economic conditions also adversely affect the ability and willingness of customers to pay amounts owed to us, increasing delinquencies, bankruptcies, charge-offs and allowances for credit losses, and decreasing recoveries. For example, our over-30 day delinquency rate as a percentage of period-end loan receivables was 8.25% at December 31, 2009 during the financial crisis, compared to 3.07% at December 31, 2020, and our full-year net charge-off rate was 11.26% for the year ended December 31, 2009, compared to 4.58% for the year ended December 31, 2020. The assessment of our credit profile includes the evaluation of portfolio mix, account maturation, as well as broader consumer trends, such as payment behavior and overall indebtedness.
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
The outbreak of the global pandemic of COVID-19 and economic effects of preventative measures taken across the United States and worldwide have weighed on the macroeconomic environment, negatively impacting consumer confidence, unemployment and other economic indicators that contribute to consumer spending and payment behavior and demand for credit. Such economic conditions reduce the usage of our credit cards and other financing products and the average purchase amount of transactions on our credit cards and through our other products, which, in each case, reduces our interest and fee income. For more information on the risks related to the extent to which key macroeconomic conditions could have a material adverse effect on our business, results of operations and financial condition, see “—Macroeconomic conditions could have a material adverse effect on our business, results of operations and financial condition.”
The extent of the impact of COVID-19 on our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. While the magnitude of the impact from COVID-19 is uncertain, we could see:
•a continued decline and/or volatility in purchase volume, which ultimately impacts the growth of our loan receivables;
•a decline in our interest income and/or our net interest margin, due to reductions in benchmark interest rates; and
•increases in our delinquencies and net charge-off rate and our allowance for credit losses, given the levels of filings for unemployment benefits in the U.S.
For more information, see “Management's Discussion and Analysis-Results of Operations-Business Trends and Conditions.”
In addition, the spread of COVID-19 has caused us to modify our business practices (including restricting employee travel and transitioning nearly all of our employees to working from home), and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, partners and customers. The outbreak has adversely impacted and may further adversely impact our workforce and operations and the operations of our partners, customers, suppliers and third-party vendors, throughout the time period during which the spread of COVID-19 continues and related restrictions remain in place, and even after the COVID-19 outbreak has subsided. In particular, we may experience financial losses due to a number of operational factors, including:
•continued store closures by partners or if one or more partners becomes subject to a bankruptcy proceeding;
•third-party disruptions, including potential outages at third-party operated call centers and other suppliers;
•increased cyber and payment fraud risk related to COVID-19, as cybercriminals attempt to profit from the disruption, given increased online banking, e-commerce and other online activity;
•challenges to the availability and reliability of our network due to changes to normal operations, including the possibility of one or more clusters of COVID-19 cases affecting our employees or affecting the systems or employees of our partners; and
•an increased volume of unanticipated customer and regulatory requests for information and support, or additional regulatory requirements, which could require additional resources and costs to address, including, for example, government initiatives to reduce or eliminate payments costs.
Even after the COVID-19 outbreak has subsided, our business may continue to experience materially adverse impacts as a result of the virus’s economic impact, social and behavioral impact, including the availability and cost of funding and any recession that has occurred or may occur in the future. There are no comparable recent events that provide guidance as to the effect COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change.

We do not yet know the full extent of the impacts on our business, our operations or the economy as a whole. However, the effects have, and are likely to continue to have, a material impact on our results of operations and heighten many of our known risks described herein.
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
Based upon interest and fees on loans for the year ended December 31, 2020, our five largest programs were: Gap, JCPenney, Lowe’s, PayPal and Sam’s Club. These programs accounted in aggregate for 51% of our total interest and fees on loans for the year ended December 31, 2020, and 47% of loan receivables at December 31, 2020. Our programs with Lowe's and PayPal, which includes our Venmo program, each accounted for more than 10% of our total interest and fees on loans for the year ended December 31, 2020. See "Our Business—Our Sales Platforms—Retail Card Partners."
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
Our ability to generate new loans and the interest and fees and other income associated with them is dependent upon sales of merchandise and services by our partners. The retail and healthcare industries in which our partners operate are intensely competitive. Our partners compete with retailers and department stores in their own geographic areas, as well as catalog and online sales businesses. Our partners in the healthcare industry compete with other healthcare providers. Our partners’ sales may decrease or may not increase as we anticipate for various reasons, some of which are in the partners’ control and some of which are not. For example, partner sales may be adversely affected by macroeconomic conditions having a national, regional or more local effect on consumer spending, business conditions affecting the general retail environment or a particular partner or industry, or catastrophes affecting broad or more discrete geographic areas. If our partners’ sales decline for any reason, it generally results in lower credit sales, and therefore lower loan volume and associated interest and fees and other income for us from their customers. In addition, if a partner closes some or all of its stores or becomes subject to a voluntary or involuntary bankruptcy proceeding (or if there is a perception that it may become subject to a bankruptcy proceeding), its customers who have used our financing products may have less incentive to pay their outstanding balances to us, which could result in higher charge-off rates than anticipated and our costs for servicing its customers’ accounts may increase. This risk is particularly acute with respect to our largest partners that account for a significant amount of our interest and fees on loans. See “—A significant percentage of our interest and fees on loans comes from relationships with a small number of Retail Card partners, and the loss of any of these Retail Card partners could adversely affect our business and results of operations.” Moreover, if the financial condition of a partner deteriorates significantly or a partner becomes subject to a bankruptcy proceeding, we may not be able to recover for customer returns, customer payments made in partner stores or other amounts due to us from the partner. A decrease in sales by our partners for any reason or a bankruptcy proceeding involving any of them could have a material adverse impact on our business and results of operations.

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
Our success also depends on our ability to attract and retain customers and generate usage of our products by them. The consumer credit and payments industry is highly competitive and we face an increasingly dynamic industry as emerging technologies enter the marketplace. As a form of payment, our products compete with cash, checks, debit cards, general purpose credit cards (including Visa and MasterCard, American Express and Discover Card), various forms of consumer installment loans, other private label card brands and, to a certain extent, prepaid cards. In the future, we expect our products may face increased competitive pressure to the extent that our products are not, or do not continue to be, accepted in, or compatible with digital wallet technologies such as Apple Pay, Samsung Pay, Android Pay and other similar technologies.
We may also face increased competition from current competitors or others who introduce or embrace disruptive technology that significantly changes the consumer credit and payment industry. We compete for customers and their usage of our products, and to minimize transfers to competitors of our customers’ outstanding balances, based on a number of factors, including pricing (interest rates and fees), product offerings, credit limits, incentives (including loyalty programs) and customer service. Although we offer a variety of consumer credit products, some of our competitors provide a broader selection of services, including home and automobile loans, debit cards and bank branch ATM access, which may position them better among customers who prefer to use a single financial institution to meet all of their financial needs. Some of our competitors are substantially larger than we are, which may give those competitors advantages, including a more diversified product and customer base, the ability to reach out to more customers and potential customers, operational efficiencies, more versatile technology platforms, broad-based local distribution capabilities and lower-cost funding. In addition, some of our competitors, including new and emerging competitors in the digital and mobile payments space, are not subject to the same regulatory requirements or legislative scrutiny to which we are subject. Non-bank providers of pay-over-time solutions, such as Affirm, Afterpay and others, extend consumer credit-like offerings but do not face the same restrictions, such as capital requirements and other regulatory requirements, as banks which also could place us at a competitive disadvantage. Customer attrition from any or all of our credit products or any lowering of the pricing of our products by reducing interest rates or fees in order to retain customers could reduce our revenues and therefore our earnings.
In our retail deposits business, we have acquisition and servicing capabilities similar to other direct banking competitors. We compete for deposits with traditional banks and, in seeking to grow our direct banking business, we compete with other banks that have direct banking models similar to ours, such as Ally Financial, American Express, Barclays, Capital One 360 (ING), CIT, Citi, Citizens Bank, Discover, Marcus by Goldman Sachs and PurePoint. Competition among direct banks is intense because online banking provides customers the ability to rapidly deposit and withdraw funds and open and close accounts in favor of products and services offered by competitors.
If we are unable to compete effectively for partners, customer usage or deposits, our business and results of operations could be materially adversely affected.

We may be unable to successfully develop and commercialize new or enhanced products and services.
Our industry is subject to rapid and significant changes in technologies, products, services and consumer preferences. A key part of our financial success depends on our ability to develop and commercialize new products and services or enhancements to existing products and services, including with respect to loyalty programs, mobile and point-of-sale technologies, and new Synchrony-branded bank deposit and credit products. Realizing the benefits of those products and services is uncertain. We may not assign the appropriate level of resources, priority or expertise to the development and commercialization of these new products, services or enhancements. Our ability to develop, acquire or commercialize competitive technologies, products or services on acceptable terms or at all may be limited by intellectual property rights that third parties, including competitors and potential competitors, may assert. In addition, success is dependent on factors such as partner and customer acceptance, adoption and usage, competition, the effectiveness of marketing programs, the availability of appropriate technologies and business processes and regulatory approvals. Success of a new product, service or enhancement also may depend upon our ability to deliver it on a large scale, which may require a significant investment.
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
We are subject to the risk of fraudulent activity associated with partners, customers and third parties handling customer information. Our fraud-related operational losses were $334 million, $273 million and $239 million for the years ended December 31, 2020, 2019 and 2018, respectively. Our fraud-related losses have shifted away from counterfeit fraud losses with the implementation of the embedded security chip in Dual Cards and general purpose co-branded credit cards and towards application and transactional fraud. Our products are susceptible to application fraud, because among other things, we provide immediate access to the credit line at the time of approval. In addition, sales on the internet and through mobile channels are becoming a larger part of our business and fraudulent activity is higher as a percentage of sales in those channels than in stores. Dual Cards, general purpose, general purpose co-branded credit cards and private label credit cards are susceptible to different types of fraud, and, depending on our product channel mix, we may continue to experience variations in, or levels of, fraud-related expense that are different from or higher than that experienced by some of our competitors or the industry generally.
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
Some services important to our business are outsourced to third-party vendors. For example, our credit card transaction processing, production and related services (including the printing and mailing of customer statements) are handled via a contractual arrangement with First Data, and the technology platform for our online retail deposits is managed by Fiserv (in 2019, Fiserv acquired First Data). First Data, Fiserv, and, in some cases, other third-party vendors, are the sole source or one of a limited number of sources of the services they provide for us. It would be difficult and disruptive for us to replace some of our third-party vendors, particularly First Data and Fiserv, in a timely manner if they were unwilling or unable to provide us with these services in the future (as a result of their financial or business conditions or otherwise), and our business and operations likely would be materially adversely affected. Our principal agreement with First Data expires in November 2026, unless it is terminated earlier or is extended pursuant to the terms thereof. Our principal agreement with Fiserv expires in July 2022, unless it is terminated earlier or is extended pursuant to the terms thereof. In addition, if a third-party provider fails to provide the services we require, fails to meet contractual requirements, such as compliance with applicable laws and regulations, or suffers a cyber-attack or other security breach, our business could suffer economic and reputational harm that could have a material adverse effect on our business and results of operations.

Technological Risks
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
The access by unauthorized persons to, or the improper disclosure by us of, confidential information regarding our customers or our own proprietary information, software, methodologies and business secrets could interrupt our business or operations, result in significant legal and financial exposure, supervisory liability, damage to our reputation or a loss of confidence in the security of our systems, products and services, all of which could have a material adverse impact on our business, financial condition and results of operations. In addition, there have been a number of well-publicized attacks or breaches directed at others in our industry that have heightened concern by consumers generally about the security of using credit cards, which have caused some consumers, including our customers, to use our credit cards less in favor of alternative methods of payment and has led to increased regulatory focus on, and potentially new regulations relating to, these matters. Further cyber-attacks or other breaches in the future, whether affecting us or others, could intensify consumer concern and regulatory focus and result in reduced use of our cards or other products and increased costs arising from, among other things new regulatory requirements relating to data security, all of which could have a material adverse effect on our business.

Disruptions in the operation of our and our outsourced partners' computer systems and data centers could have a material adverse effect on our business.
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
Financial Risks
Our allowance for credit losses may prove to be insufficient to cover losses on our loans.
We maintain an allowance for credit losses (a reserve established through a provision for credit losses charged to expense) that we believe is appropriate to provide for expected credit losses for the life of our loan portfolio. In addition, for portfolios we may acquire when we enter into new partner program agreements we are required to establish at acquisition an allowance for expected credit losses for the life of the acquired loan portfolio. Any subsequent deterioration in the performance of the purchased portfolios after acquisition results in incremental credit loss reserves. Growth in our loan portfolio generally would also lead to an increase in the allowance for credit losses.
The process for establishing an allowance for credit losses is critical to our results of operations and financial condition, and requires complex models and judgments, including forecasts of economic conditions. Effective January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, which required us to adopt a new impairment model, known as the CECL model. The CECL model requires, upon origination of a loan, the recognition of all expected credit losses over the life of the loan based on historical experience, current conditions and reasonable and supportable forecasts. Changes in economic conditions affecting borrowers, new information regarding our loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. We may underestimate our expected losses and fail to maintain an allowance for credit losses sufficient to account for these losses. In cases where we modify a loan, if the modified loans do not perform as anticipated, we may be required to establish additional allowances on these loans.
We will continue to periodically review and update our current methodology, models and the underlying assumptions, estimates and assessments we use to establish our allowance for credit losses to reflect our view of current conditions and reasonable and supportable forecasts. Moreover, our regulators, as part of their supervisory function, periodically review our methodology, models and the underlying assumptions, estimates and assessments we use for calculating, and the adequacy of, our allowance for credit losses. Our regulators, based on their judgment, may conclude that we should modify our current methodology, models or the underlying assumptions, estimates and assessments, increase our allowance for credit losses and/or recognize further losses. We will implement further enhancements or changes to our methodology, models and the underlying assumptions, estimates and assessments, as needed.
We cannot assure you that our credit loss reserves will be sufficient to cover actual losses. Future increases in the allowance for credit losses or actual losses (as a result of any review, update, regulatory guidance or otherwise) will result in a decrease in net earnings and capital and could have a material adverse effect on our business, results of operations and financial condition.

If assumptions or estimates we use in preparing our financial statements, including those related to the CECL accounting guidance, are incorrect or are required to change, our reported results of operations and financial condition may be adversely affected.
We are required to make various assumptions and estimates in preparing our financial statements under GAAP, including for purposes of determining our allowance for credit losses, asset impairment, reserves related to litigation and other legal matters, valuation of income and other taxes and regulatory exposures and the amounts recorded for certain contractual payments to be paid to or received from partners and others under contractual arrangements. Our most critical estimate used in preparing our financial statements is the determination of our allowance for credit losses, which was $10.3 billion at December 31, 2020. Upon origination of a loan, the estimate of expected credit losses, and any subsequent changes to such estimate, are recorded through provision for credit losses in our Consolidated Statement of Earnings. As a result, any subsequent changes we make to our underlying assumptions and estimates may result in a material adverse impact to our results of operations and the Company’s ability to return capital to our shareholders. In addition, significant assumptions and estimates are involved in determining certain disclosures required under GAAP, including those involving the fair value of our financial instruments. If the assumptions or estimates underlying our financial statements are incorrect or are required to change, the actual amounts realized on transactions and balances subject to those estimates will be different, and this could have a material adverse effect on our results of operations and financial condition.
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
We need to effectively manage our funding and liquidity in order to meet our cash requirements such as day-to-day operating expenses, extensions of credit to our customers, payments of principal and interest on our borrowings and payments on our other obligations. Our primary sources of funding and liquidity are collections from our customers, deposits, funds from securitized financings and proceeds from unsecured borrowings. If we do not have sufficient liquidity, we may not be able to meet our obligations, particularly during a liquidity stress event. If we maintain or are required to maintain too much liquidity, it could be costly and reduce our financial flexibility. For example, at December 31, 2020, due to the reduction in loan receivables and strength in our deposit platform, we continued to carry a high level of liquidity, which resulted in the company holding excess capital and a decrease in our net interest margin for the year ended December 31, 2020.
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

In addition, at December 31, 2020, we had an aggregate of $5.4 billion of undrawn credit facilities, subject to customary borrowing conditions, from private lenders under our securitization programs and an unsecured revolving credit facility. Our ability to draw on such commitments is subject to the satisfaction of certain conditions, including the applicable securitization trust having sufficient collateral to support the draw and the absence of an early amortization event. Moreover, there are regulatory reforms that have been proposed or adopted in the United States and internationally that are intended to address certain issues that affected banks in the last financial crisis. These reforms, generally referred to as “Basel III,” subject banks to more stringent capital, liquidity and leverage requirements. To the extent that the Basel III requirements result in increased costs to the banks providing undrawn committed capacity under our securitization programs, these costs are likely to be passed on to us. In addition, in response to Basel III, some banks in the market (including certain of the private lenders in our securitization programs) have added provisions to their credit agreements permitting them to delay disbursement of funding requests for 30 days or more. If our bank lenders require delayed disbursements of funding and/or higher pricing for committing undrawn capacity to us, our cost of funding and access to liquidity could be adversely affected.
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
We obtain deposits directly from retail and commercial customers or through brokerage firms that offer our deposit products to their customers. At December 31, 2020, we had $52.1 billion in direct deposits and $10.7 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger who channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to continue to fund our growth through direct deposits.
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
The Federal Deposit Insurance Act (the “FDIA”) prohibits an insured bank from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is “well capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. A bank that is “adequately capitalized” and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions under the FDIA on a bank that is “well capitalized” and at December 31, 2020, the Bank met or exceeded all applicable requirements to be deemed “well capitalized” for purposes of the FDIA. However, there can be no assurance that the Bank will continue to meet those requirements. Limitations on the Bank’s ability to accept brokered deposits for any reason (including regulatory limitations on the amount of brokered deposits in total or as a percentage of total assets) in the future could materially adversely impact our funding costs and liquidity. Any limitation on the interest rates the Bank can pay on deposits could competitively disadvantage us in attracting and retaining deposits and have a material adverse effect on our business.

A reduction in our credit ratings could materially increase the cost of our funding from, and restrict our access to, the capital markets.
Synchrony's senior unsecured debt currently is rated BBB- (negative outlook) by Fitch Ratings, Inc. (“Fitch”) and BBB- (negative outlook) by Standard & Poor’s (“S&P”). The Bank’s senior unsecured debt currently is rated BBB- (negative outlook) by Fitch and BBB (negative outlook) by S&P. Although we have not requested that Moody’s Investor Services, Inc. (“Moody’s”) provide a rating for our senior unsecured debt, we believe that if Moody’s were to issue a rating on our unsecured debt, its rating would be lower than the comparable ratings issued by Fitch and S&P. The ratings for our unsecured debt are based on a number of factors, including our financial strength, as well as factors that may not be within our control, such as macroeconomic conditions and the rating agencies’ perception of the industries in which we operate and the products we offer. The ratings of our asset-backed securities are, and will continue to be, based on a number of factors, including the quality of the underlying loan receivables and the credit enhancement structure with respect to each series of asset-backed securities, as well as our credit rating as sponsor and servicer of our publicly registered securitization trusts. These ratings also reflect the various methodologies and assumptions used by the rating agencies, which are subject to change and could adversely affect our ratings. The rating agencies regularly evaluate our credit ratings as well as the credit ratings of our asset-backed securities. A downgrade in our unsecured debt or asset-backed securities credit ratings (or investor concerns that a downgrade may occur) could materially increase the cost of our funding from, and restrict our access to, the capital markets.
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
We use the securitization of loan receivables, which involves the transfer of loan receivables to a trust and the issuance by the trust of asset-backed securities to third-party investors, as a significant source of funding. Our average level of securitized financings from third parties was $8.7 billion and $11.9 billion for the years ended December 31, 2020 and 2019, respectively. For a discussion of our securitization activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funding, Liquidity and Capital Resources—Funding Sources—Securitized Financings” and Note 5. Variable Interest Entities to our consolidated financial statements.
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
Changes in market interest rates cause our net interest income to increase or decrease, as certain of our assets and liabilities carry interest rates that fluctuate with market benchmarks. At December 31, 2020, 53.2% of our loan receivables were priced at a fixed interest rate to the customer, with the remaining 46.8% at a floating interest rate. We fund our assets with a combination of fixed rate and floating rate funding sources that include deposits, asset-backed securities and unsecured debt. The interest rate benchmark for our floating rate assets is the prime rate, and the interest rate benchmark for our floating rate liabilities is generally either the LIBOR or the federal funds rate. The prime rate and LIBOR or the federal funds rate could reset at different times or could diverge, leading to mismatches in the interest rates on our floating rate assets and floating rate liabilities. Additionally, on July 27, 2017 the UK Financial Conduct Authority announced that it would no longer encourage or compel banks to continue to contribute quotes and maintain LIBOR after 2021. There is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. To the extent we are unable to position the balance sheet (naturally or using derivatives) to effectively match the interest rates on our assets and liabilities, or are unable to effectively manage any transition from LIBOR to a replacement rate or rates, our net earnings could be materially adversely affected.
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
Interest rates may also adversely impact our customers’ spending levels and ability and willingness to pay amounts owed to us. Our floating rate credit products bear interest rates that fluctuate with the prime rate. Higher interest rates often lead to higher payment obligations by customers to us and other lenders under mortgage, credit card and other consumer loans, which may reduce our customers’ ability to remain current on their obligations to us and therefore lead to increased delinquencies, bankruptcies, charge-offs, allowances for credit losses, and decreasing recoveries, all of which could have a material adverse effect on our net earnings.
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
In addition, we remain subject to conditions in the consumer credit environment. Our credit underwriting and risk management strategies are used to manage our credit exposures; however, there can be no assurance that those will enable us to avoid high charge-off levels or delinquencies, or that our allowance for credit losses will be sufficient to cover actual losses.
A customer’s ability to repay us can be negatively impacted by increases in their payment obligations to other lenders under mortgage, credit card and other loans (including student loans). These changes can result from increases in base lending rates or structured increases in payment obligations, and could reduce the ability of our customers to meet their payment obligations to other lenders and to us. In addition, a customer’s ability to repay us can be negatively impacted by the restricted availability of credit to consumers generally, including reduced and closed lines of credit. Customers with insufficient cash flow to fund daily living expenses and lack of access to other sources of credit may be more likely to increase their card usage and ultimately default on their payment obligations to us, resulting in higher credit losses in our portfolio. Our collection operations may not compete effectively to secure more of customers’ diminished cash flow than our competitors. We may not identify customers who are likely to default on their payment obligations to us and reduce our exposure by closing credit lines and restricting authorizations quickly enough, which could have a material adverse effect on our business, results of operations and financial condition. In addition, our collection strategy depends in part on the sale of debt to third-party buyers. Regulatory or other factors may adversely affect the pricing of our debt sales or the performance of our third-party buyers, which may result in higher credit losses in our portfolio. At December 31, 2020, 23% of our portfolio’s loan receivables were from customers with a Vantage score of 650 or less (excluding unrated accounts), who typically have higher delinquency and credits losses than consumers with higher credit scores.
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
Merchants, trying to decrease their operating expenses, have sought to, and have had some success at, lowering interchange rates. Several recent events and actions indicate a continuing increase in focus on interchange by both regulators and merchants. Beyond pursuing litigation, legislation and regulation, merchants are also pursuing alternate payment platforms as a means to lower payment processing costs. To the extent interchange fees are reduced, one of our current competitive advantages with our partners—that we typically do not charge interchange fees when our private label credit card products are used to purchase our partners’ goods and services—may be reduced. Moreover, to the extent interchange fees are reduced, our income from those fees will be lower. We received $652 million of interchange fees for the year ended December 31, 2020. As a result, a reduction in interchange fees could have a material adverse effect on our business and results of operations. In addition, for our Dual Cards and general purpose co-branded credit cards, we are subject to the operating regulations and procedures set forth by the interchange network, and our failure to comply with these operating regulations, which may change from time to time, could subject us to various penalties or fees, or the termination of our license to use the interchange network, all of which could have a material adverse effect on our business and results of operations.
Legal Risks
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
We contest liability and/or the amount of damages as appropriate in each pending matter. The outcome of pending and future matters could be material to our results of operations, financial condition and cash flows depending on, among other factors, the level of our earnings for that period, and could adversely affect our business and reputation. For a discussion of certain legal proceedings, see “Regulation—Consumer Financial Services Regulation,” and Note 17. Legal Proceedings and Regulatory Matters to our consolidated financial statements.
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
General Risks
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
Our risk management processes and procedures seek to appropriately balance risk and return and mitigate risks. We have established processes and procedures intended to identify, measure, monitor and control the types of risk to which we are subject, including credit risk, market risk, liquidity risk, operational risk (including compliance risk), strategic risk, and reputational risk. Credit risk is the risk of loss that arises when an obligor fails to meet the terms of an obligation. We are exposed to both consumer credit risk, from our customer loans, and institutional credit risk, principally from our partners. Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, correlations or other market factors will result in losses for a position or portfolio. Liquidity risk is the risk that financial condition or overall safety and soundness are adversely affected by an inability, or perceived inability, to meet obligations and support business growth. Operational risk is the risk of loss arising from inadequate or failed processes, people or systems, external events (i.e., natural disasters) or compliance, reputational or legal matters and includes those risks as they relate directly to us as well as to third parties with whom we contract or otherwise do business. Strategic risk is the risk from changes in the business environment, improper implementation of decisions or inadequate responsiveness to changes in the business environment. Reputational risk is the risk arising from negative perception on the part of customers, counterparties, shareholders, investors, rating agencies, regulators and employees that can adversely affect the Company’s ability to maintain existing talent and customers and establish new business relationships with continued access to sources of funding. See “Our Business—Credit Risk Management” and “Risks—Risk Management” for additional information on the types of risks affecting our business.

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
We operate in multiple jurisdictions and we are subject to tax laws and regulations of the U.S. federal, state and local governments, and of various foreign jurisdictions. From time to time legislative initiatives may be proposed, which may impact our effective tax rate and could adversely affect our deferred tax assets, tax positions and/or our tax liabilities. In addition, U.S. federal, state and local, as well as foreign, tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that our historical tax positions will not be challenged by relevant tax authorities or that we would be successful in defending our positions in connection with any such challenge.
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
See “Regulation—Risk Factors Relating to Regulation” on page 94 for additional risk factors.

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
Reputational Risk

Reputational risk is the risk arising from negative perception on the part of customers, counterparties, shareholders, investors, rating agencies, regulators and employees that can adversely affect the Company’s ability to maintain existing talent and customers and establish new business relationships with continued access to sources of funding.
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
Audit Committee
In coordination with the Risk Committees of the Company and the Bank, the Audit Committee’s role, among other things, is to review: (i) the Company’s major financial risk exposures and the steps management has taken to monitor and control these risks; (ii) the Company’s risk assessment and risk management practices and the guidelines, policies and processes for risk assessment and risk management; (iii) the organization, performance and audit findings of our internal audit function; (iv) our public disclosures and effectiveness of internal controls; and (v) the Company’s risk guidelines and policies relating to financial statements, financial systems, financial reporting processes, compliance and auditing, and allowance for credit losses.
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

Risk Committee
The Risk Committee’s role, among other things, is to: (i) assist the Board of Directors in its oversight of the Company’s Enterprise Risk Governance Framework, including as it relates to credit, investment, market, liquidity, operational compliance strategic and reputational risks; (ii) review and, at least annually, approve the Company’s Enterprise Risk Governance Framework and risk assessment and risk management practices, guidelines and policies (including significant policies that management uses to manage credit and investment, market, liquidity, operational, compliance and strategic risks); (iii) review and, at least annually, recommend to the Board of Directors for approval the Company’s enterprise-wide risk appetite (including the Company’s liquidity risk tolerance), and review and approve the Company’s strategy relating to managing key risks and other policies on the establishment of risk limits as well as the guidelines, policies and processes for monitoring and mitigating such risks; (iv) meet separately on a regular basis with our CRO and (in coordination with the Bank’s Risk Committee, as appropriate) the Bank’s CRO; (v) receive periodic reports from management on metrics used to measure, monitor and manage known and emerging risks, including management’s view on acceptable and appropriate levels of exposure; (vi) receive reports from our internal audit, risk management and independent liquidity review functions on the results of risk management reviews and assessments; (vii) review and approve, at least annually, the Company’s enterprise-wide capital and liquidity framework (including its contingency funding plan) and, in coordination with the Bank’s Risk Committee, review, at least quarterly, the Bank’s, liquidity risk appetite, regulatory capital and ratios and internal capital adequacy assessment processes and, at least annually, the Bank’s allowance for credit losses methodology, annual capital plan and resolution plan; (viii) review, at least semi-annually, information from senior management regarding whether the Company is operating within its established risk appetite; (ix) review the status of financial services regulatory examinations; (x) review the independence, authority and effectiveness of the Company’s risk management function and independent liquidity review function; (xi) approve the appointment of, evaluate and, when appropriate, replace, the CRO; and (xii) review disclosure regarding risk contained in the Company’s annual and quarterly reports.
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
Risk Appetite Framework
We operate in accordance with a Risk Appetite Statement setting forth objectives, plans and limits, and expressing preferences with respect to risk-taking activities in the context of overall business goals. The risk appetite statement is approved annually by the Board of Directors, with delegated authority to the CRO for implementation throughout the Company. The Risk Appetite Statement serves as a tool to preclude activities that are inconsistent with the business and risk strategy. The Risk Appetite Statement is reviewed and approved at least annually as part of the business planning process and will be modified, as necessary, to include updated risk tolerances by risk category, enabling us to meet prescribed goals while continuing to operate within established risk boundaries.
REGULATION
Regulation Relating to Our Business
____________________________________________________________________________________________
Our business, including our relationships with our customers, is subject to regulation, supervision and examination under U.S. federal, state and foreign laws and regulations. These laws and regulations cover all aspects of our business, including lending and collection practices, treatment of our customers, safeguarding deposits, customer privacy and information security, capital structure, liquidity, dividends and other capital distributions, transactions with affiliates and conduct and qualifications of personnel. Such laws and regulations directly and indirectly affect key drivers of our profitability, including, for example, capital and liquidity, product offerings, risk management, and costs of compliance. As a savings and loan holding company and financial holding company, Synchrony is subject to regulation, supervision and examination by the Federal Reserve Board. As a large provider of consumer financial services, we are also subject to regulation, supervision and examination by the CFPB. The Bank is a federally chartered savings association. As such, the Bank is subject to regulation, supervision and examination by the OCC, which is its primary regulator, and by the CFPB. In addition, the Bank, as an insured depository institution, is supervised by the FDIC. In addition, the Dodd-Frank Act and regulations promulgated thereunder have had, and may continue to have, a significant impact on our business, results of operations and financial condition. As a result, the extensive laws and regulations to which we are subject and with which we must comply significantly impact our earnings, results of operations, financial condition and competitive position. The impact of such regulations on our business is discussed further below, as well as in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) and “Risk Factors Relating to Regulation” of this Form 10-K Report.
The Dodd-Frank Wall Street Reform and Consumer Protection Act and Related Developments
The Dodd-Frank Act, which was enacted in 2010, significantly restructured the financial regulatory regime in the United States. Certain aspects of the Dodd-Frank Act are subject to rules that have been taking effect over several years or have been revised since their initial adoption.

On May 24, 2018, the President signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”), which amended the Dodd-Frank Act and modified certain post-crisis regulatory requirements. On October 10, 2019, the Federal Reserve Board, OCC, and FDIC issued final rules, which we refer to as the Tailoring Rules, that tailor the applicability of the Federal Reserve Board’s enhanced prudential standards relating to capital liquidity, and other risk management matters, and apply certain of these standards to savings and loan holding companies (other than those substantially engaged in insurance underwriting or commercial activities) that have total consolidated assets of $100 billion or more based on the average of the previous four quarters, referred to as “covered savings and loan holding companies.” Synchrony had average total consolidated assets of $96.5 billion for the four quarters ended December 31, 2020 and less than $100 billion in total consolidated assets for each of those quarters. As a result, Synchrony is not currently subject to most of the enhanced prudential standards under the Tailoring Rules. However, Synchrony’s average total consolidated assets have exceeded $100 billion in the past and may exceed such threshold again in future periods. If in the future Synchrony has average total consolidated assets of $100 billion or more based on a four quarter average, it will become subject to enhanced prudential standards following applicable transition periods.
The ongoing implementation of the Dodd-Frank Act, as well as the recent and possible future changes to the regulatory framework applicable to Synchrony and the Bank make it difficult to assess the overall financial impact of the Dodd-Frank Act and related regulatory developments on us and across the industry. See also “Regulation—Risk Factors Relating to Regulation—The Dodd-Frank Act and other legislative and regulatory developments have had, and may continue to have, a significant impact on our business, financial condition and results of operations.”
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
The following are the minimum capital ratios to which Synchrony is subject:
•under the Basel III standardized approach, a common equity Tier 1 capital to risk-weighted assets ratio of 7% (the minimum of 4.5% plus a capital conservation buffer of 2.5%), a Tier 1 capital to risk-weighted assets ratio of 8.5% (the minimum of 6% plus a capital conservation buffer of 2.5%), and a total capital to risk-weighted assets ratio of 10.5% (a minimum of 8% plus a capital conservation buffer of 2.5%); and
•a leverage ratio of Tier 1 capital to total consolidated assets of 4%.
For a discussion of our capital ratios at December 31, 2020, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Capital.”
Synchrony and the Bank have elected to delay until January 1, 2022 and phase in through December 31, 2024 the impact of CECL on their regulatory capital. See “—Legislative and Regulatory Developments” for additional information.

Under the Tailoring Rules, most covered savings and loan holding companies with average total consolidated assets of $100 billion or more, but less than $250 billion, are subject to supervisory stress tests on a biennial basis, in even calendar years. If in the future Synchrony has average total consolidated assets of $100 billion or more based on a four quarter average, it will become subject to these stress tests following a transition period of at least five quarters.
Additionally, under a final rule issued on January 19, 2021, the Federal Reserve Board has subjected covered savings and loan holding companies with average total consolidated assets of $100 billion or more to a stress capital buffer in lieu of the 2.5% capital conservation buffer. The stress capital buffer is calculated as the amount of loss of common equity Tier 1 capital incurred by the company in the severely adverse scenario of the most recent supervisory stress test exercise, assuming certain continued payments on capital instruments, and is subject to a floor of 2.5% of risk-weighted assets. If in the future Synchrony has average total consolidated assets of $100 billion or more based on a four quarter average, it will become subject to the stress capital buffer, and as a result, its capital requirements may increase and its ability to pay dividends, make other capital distributions, or redeem or repurchase its stock may be adversely impacted. See “—Legislative and Regulatory Developments” for additional information.
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
Under a final rule issued on January 19, 2021, the Federal Reserve Board has subjected covered savings and loan holding companies with average total consolidated assets of $100 billion or more to formal capital plan submission requirements. If in the future Synchrony has average total consolidated assets of $100 billion or more based on a four quarter average, it will become subject to formal capital plan submission requirements, and as a result, its capital requirements may increase and its ability to pay dividends, make other capital distributions, or redeem or repurchase its stock may be adversely impacted. See “—Legislative and Regulatory Developments” for additional information.

Liquidity
Under the Tailoring Rules, covered savings and loan holding companies with average total consolidated assets of $100 billion or more must comply with enhanced prudential standards with respect to liquidity management, including maintaining diversified liquidity buffers and regularly conducting liquidity stress tests. If in the future Synchrony has average total consolidated assets of $100 billion or more based on a four quarter average, it will become subject to these enhanced prudential standards following a transition period of five quarters.
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

Capital
The Bank is required by OCC regulations to maintain specified levels of regulatory capital. Institutions that are not well-capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits. The OCC is authorized and, under certain circumstances, required to take certain actions against an institution that fails to meet the minimum ratios for an adequately capitalized institution. At December 31, 2020, the Bank met or exceeded all applicable requirements to be deemed well-capitalized under OCC regulations.
The following are the minimum capital ratios to which the Bank is subject:
•under the Basel III standardized approach, a common equity Tier 1 capital to risk-weighted assets ratio of 7% (the minimum of 4.5% plus a capital conservation buffer of 2.5%), a Tier 1 capital to risk-weighted assets ratio of 8.5% (the minimum of 6% plus a capital conservation buffer of 2.5%), and a total capital to risk-weighted assets ratio of 10.5% (a minimum of 8% plus a capital conservation buffer of 2.5%); and
•a leverage ratio of Tier 1 capital to total consolidated assets of 4%.
For a discussion of the Bank’s capital ratios, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital.”
As an insured depository institution, the Bank is also subject to the FDIA, which requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors that are established by regulation. To be well-capitalized for purposes of the FDIA, the Bank must maintain a common equity Tier 1 capital to risk-weighted assets ratio of 6.5%, a Tier 1 capital to risk-weighted assets ratio of 8%, a total capital to risk-weighted assets ratio of 10%, and a leverage ratio of Tier 1 capital to total consolidated assets of 5%, and not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by the OCC to meet or maintain a specific capital level for any capital measure. At December 31, 2020, the Bank met or exceeded all applicable requirements to be deemed well-capitalized for purposes of the FDIA.
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
Liquidity
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

On May 20, 2020, the OCC issued a final rule to revise its regulations governing the CRA. Among other things the final rule requires a bank, including a Limited Purpose bank, that receives 50 percent or more of its retail domestic deposits from outside the geographies in which its physical facilities are located to designate additional assessment areas beyond those geographies beginning in 2023. We are continuing to evaluate the impact of the final rule on the Bank.
The FDIA prohibits insured banks from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited) unless it is “well-capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. A bank that is “adequately capitalized” and that accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions under the FDIA on a bank that is “well-capitalized.” Further, “undercapitalized” institutions are subject to growth limitations. At December 31, 2020, the Bank met or exceeded all applicable requirements to be deemed well-capitalized for purposes of the FDIA. An inability to accept brokered deposits in the future could materially adversely impact our funding costs and liquidity.
On December 15, 2020, the FDIC issued a final rule to revise and clarify its framework for classifying deposits as brokered deposits, including the standards for determining whether a person is a “deposit broker” and satisfies the “primary purpose” exemption from that definition. We do not believe the final rule will have a material impact on the Bank.
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
Resolution Planning
Under FDIC regulations,an insured depository institution with $50 billion or more in total assets is required annually to submit to the FDIC a plan for the institution’s resolution in the event of its failure. The plan is designed to enable the FDIC, if appointed receiver for the institution, to resolve the institution under sections 11 and 13 of the FDIA in a manner that ensures that its depositors receive access to their insured deposits within one business day of the institution's failure (two business days if the failure occurs on a day other than Friday), maximizes the net present value return from the sale or disposition of the institution’s assets, and minimizes the amount of any loss realized by the creditors in the resolution. The resolution plan requirement is intended to ensure that the FDIC has access to all of the material information it needs to resolve a large insured depository institution efficiently in the event of its failure. On April 16, 2019, the FDIC sought comment on revisions to the resolution plan requirement, including its applicability, and announced that no institution will be required to submit a resolution plan until the agency has finalized such revisions. On January 19, 2021, the FDIC announced that it will resume requiring resolution plan submissions for insured depository institutions with $100 billion or more in total assets. Institutions with less than $100 billion in total assets, including the Bank, continue to have the resolution plan requirement suspended.

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
Consumer Financial Services Regulation
The relationship between us and our U.S. customers is regulated under federal and state consumer protection laws. Federal laws include the Truth in Lending Act, the Equal Credit Opportunity Act, HOLA, the Fair Credit Reporting Act (the “FCRA”), the Gramm-Leach-Bliley Act (the “GLBA”), the CARD Act and the Dodd-Frank Act. These and other federal laws, among other things, require disclosures of the cost of credit, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, require safe and sound banking operations, prohibit unfair, deceptive and abusive practices, restrict our ability to raise interest rates on certain credit card balances, and subject us to substantial regulatory oversight. State and, in some cases, local laws also may regulate the relationship between us and our U.S. customers in these areas, as well as in the areas of collection practices, and may provide additional consumer protections. Moreover, we are subject to the Servicemembers Civil Relief Act, which protects persons called to active military service and their dependents from undue hardship resulting from their military service, and the Military Lending Act (the “MLA”), which extends specific protections if an accountholder, at the time of account opening, is a covered active duty member of the military or certain family members thereof. The Servicemembers Civil Relief Act applies to all debts incurred prior to the commencement of active duty (including credit card and other open-end debt) and limits the amount of interest, including service and renewal charges and any other fees or charges (other than bona fide insurance) that are related to the obligation or liability. The MLA applies to certain consumer loans, including credit extended pursuant to a credit card account, and extends specific protections if an accountholder, at the time of account opening, is a covered active duty member of the military or certain family members thereof (collectively, the “covered borrowers”). These protections include, but are not limited to: a limit on the military annual percentage rate that can be charged to 36%, delivery of certain required disclosures and a prohibition on mandatory arbitration agreements. If we were to extend credit to a covered borrower without complying with certain MLA provisions, the credit card agreement could be void from its inception.
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
Privacy, Information Security, and Data Protection
We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification. For example, in the United States, certain of our businesses are subject to the GLBA and implementing regulations and guidance. Among other things, the GLBA: (i) imposes certain limitations on the ability of financial institutions to share consumers’ nonpublic personal information with nonaffiliated third parties, (ii) requires that financial institutions provide certain disclosures to consumers about their information collection, sharing and security practices and affords customers the right to “opt out” of the institution’s disclosure of their personal financial information to nonaffiliated third parties (with certain exceptions) and (iii) requires financial institutions to develop, implement and maintain a written comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities, the sensitivity of customer information processed by the financial institution as well as plans for responding to data security breaches. Federal and state laws also require us to respond appropriately to data security breaches. Additionally, on December 18, 2020, the federal banking agencies released a notice of proposed rulemaking that would require a banking organization to notify its primary federal regulator within 36 hours of a significant cybersecurity incident. We have a program to comply with applicable privacy, information security, and data protection requirements imposed by federal, state, and foreign laws, including the GLBA. However, if we experience a significant cybersecurity incident or our regulators deemed our information security controls to be inadequate, we could be subject to supervisory criticism or penalties, and/or suffer reputational harm.
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
Recent Legislative and Regulatory Developments
Under a December 2018 final rule, banking organizations may elect to phase in the regulatory capital effects of the CECL model, the new accounting standard for credit losses, over three years. On March 27, 2020, the CARES Act was signed into law, and includes a provision that permits financial institutions to defer temporarily the use of CECL. In a related action, the joint federal bank regulatory agencies issued an interim final rule effective March 31, 2020, that allows banking organizations that implemented CECL in 2020 to elect to mitigate the effects of the CECL accounting standard on their regulatory capital for two years. This two-year delay is in addition to the three-year transition period that the agencies had already made available in December 2018. Synchrony and the Bank have elected to defer the regulatory capital effects of CECL in accordance with the interim final rule, and not to apply the deferral of CECL available under the CARES Act. As a result, the effects of CECL on Synchrony’s and the Bank’s regulatory capital will be delayed through the year 2021, after which the effects will be phased-in over a three-year period from January 1, 2022 through December 31, 2024. Under the March 31, 2020 interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period includes both the initial impact of a banking organization’s adoption of CECL at January 1, 2020, and 25% of subsequent changes in its allowance for credit losses during each quarter of the two-year period ended December 31, 2021.
The CARES Act also includes a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring accounting under ASC Subtopic 310-40 in certain circumstances (“section 4013”). To be eligible under section 4013 of the CARES Act, as amended by the Consolidated Appropriations Act, 2021, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) January 1, 2022. In response to this section of the CARES Act, the federal banking agencies, in consultation with the Financial Accounting Standards Board, issued a revised interagency statement on April 7, 2020, that confirms that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 are not considered troubled debt restructurings under ASC Subtopic 310-40. Modifications covered under the interagency statement include delays in payment that are insignificant or short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, and extensions of repayment terms to borrowers that were current prior to any relief. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.

The CARES Act includes a range of other provisions designed to support the U.S. economy and mitigate the impact of the COVID-19 pandemic on financial institutions and their customers, including through the authorization of various programs and measures to be implemented by the U.S. Department of the Treasury, the Small Business Administration, and the Federal Reserve Board. Further, in response to the COVID-19 pandemic, the Federal Reserve Board implemented a number of facilities to provide emergency liquidity to various segments of the U.S. economy and financial markets. Additionally, on March 15, 2020, in response to the COVID-19 pandemic, the Federal Reserve Board reduced reserve requirements for insured depository institutions to zero percent.
The National Defense Authorization Act for Fiscal Year 2020, which became law on December 20, 2020, made a number of changes to anti-money laundering laws, including increasing penalties for anti-money laundering violations.
On January 19, 2021, the Federal Reserve Board issued a final rule to subject covered savings and loan holding companies with average total consolidated assets of $100 billion or more to formal capital plan submission requirements and to the stress capital buffer in lieu of the 2.5% capital conservation buffer. The stress capital buffer is calculated as the amount of loss of common equity Tier 1 capital incurred by the company in the severely adverse scenario of the most recent supervisory stress test exercise, assuming certain continued payments on capital instruments, and is subject to a floor of 2.5% of risk-weighted assets. If in the future Synchrony has average total consolidated assets of $100 billion or more based on a four quarter average, it will become subject to formal capital plan submission requirements and the stress capital buffer, and as a result, its capital requirements may increase and its ability to pay dividends, make other capital distributions, or redeem or repurchase its stock may be impacted.
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
Regulatory Risks
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
The EGRRCPA and related regulatory reform initiatives, including the Tailoring Rules, have modified many of the Dodd-Frank Act’s requirements that apply to us. While certain aspects of these legislative and regulatory changes reduce regulatory burdens for us, other aspects, including the application of enhanced prudential standards, formal capital plan submission requirements, and the stress capital buffer to large covered savings and loan holding companies, would impose additional requirements and constraints on us if in the future we had average total consolidated assets of $100 billion or more based on a four quarter average, and additional rulemaking may impose new capital requirements and limitations on our ability to pay dividends or redeem or repurchase our stock.

Further, the ongoing implementation of the Dodd-Frank Act, as well as the recent and possible future changes to the regulatory framework applicable to Synchrony and the Bank, and additional rulemaking make it difficult to assess the overall financial impact of the Dodd-Frank Act and related regulatory developments on us and across the industry.
There is ongoing uncertainty as to how the Consumer Financial Protection Bureau’s actions will impact our business; the agency’s actions have had and may continue to have an adverse impact on our business.
The CFPB has broad authority over our business. This includes authority to write regulations under federal consumer financial protection laws and to enforce those laws against and examine large financial institutions, such as us, for compliance. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” through its regulatory, supervisory and enforcement authority. The Federal Reserve Board and the OCC and state government agencies may also invoke their supervisory and enforcement authorities to prevent unfair and deceptive acts or practices. These federal and state agencies are authorized to remediate violations of consumer protection laws in a number of ways, including collecting civil money penalties and fines and providing for customer restitution. The CFPB also engages in consumer financial education, requests data and promotes the availability of financial services to underserved consumers and communities. In addition, the CFPB maintains an online complaint system that allows consumers to log complaints with respect to various consumer finance products, including the products we offer. This system could inform future CFPB decisions with respect to its regulatory, enforcement or examination focus.
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
Synchrony and the Bank may be subject to increasingly stringent capital adequacy standards in the future. For instance, if in the future Synchrony has $100 billion or more in average total consolidated assets based on a four quarter average, Synchrony will become subject to biennial supervisory stress tests, a formal capital plan submission requirement, and the stress capital buffer. See “Regulation—Regulation Relating to Our Business— Savings and Loan Holding Company Regulation—Capital” and “Regulation—Regulation Relating to Our Business— Savings and Loan Holding Company Regulation—Dividends and Stock Repurchases.” While Synchrony had less than $100 billion in average total consolidated assets as of December 31, 2020 and less than $100 billion in total consolidated assets in each of the four quarters ending as of December 31, 2020, its average total consolidated assets have exceeded $100 billion in the past and may exceed such threshold again in future periods. If Synchrony becomes subject to supervisory stress tests, a formal capital plan submission requirement, and/or the stress capital buffer, Synchrony could be subject to additional restrictions on its ability to return capital to shareholders.
Additionally, ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, which implements CECL as a new impairment model based on expected credit losses, requires us to recognize all expected credit losses over the life of a loan based on historical experience, current conditions, and reasonable and supportable forecasts. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies — New Accounting Standards, to our consolidated financial statements for additional information related to the new accounting standard for credit losses and its impact to the Company’s allowance for credit losses.
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
Synchrony must also continue to comply with regulatory requirements related to the maintenance, management, monitoring and reporting of liquidity as discussed in “Regulation—Regulation Relating to Our Business.” Under the Tailoring Rules, enhanced prudential standards with respect to liquidity management apply to covered savings and loan holding companies with $100 billion or more in average total consolidated assets. See “Regulation—Regulation Relating to Our Business—Legislative and Regulatory Developments.” If such requirements apply to us in the future, we cannot predict their effects on us.

We are subject to restrictions that limit our ability to pay dividends and repurchase our common stock; the Bank is subject to restrictions that limit its ability to pay dividends to us, which could limit our ability to pay dividends, repurchase our common stock or make payments on our indebtedness.
We are limited in our ability to pay dividends and repurchase our common stock by the Federal Reserve Board, which has broad authority to review our capital planning and risk management processes, and our current, projected and stressed capital levels, and to object to any capital action that the Federal Reserve Board considers to be unsafe or unsound. In addition, the declaration and amount of any future dividends to holders of our common stock or stock repurchases will be at the discretion of the Board of Directors and will depend on many factors, including the financial condition, earnings, capital and liquidity of us and the Bank, applicable regulatory requirements, corporate law and contractual restrictions and other factors that the Board of Directors deems relevant. If we are unable to pay dividends or repurchase our common stock, it could adversely affect the market price of our common stock and market perceptions of Synchrony Financial. See “Regulation—Regulation Relating to Our Business—Savings and Loan Holding Company Regulation-Dividends and Stock Repurchases.”
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
Opinion on Internal Control Over Financial Reporting
We have audited Synchrony Financial and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Statements of Financial Position of the Company as of December 31, 2020 and 2019, the related Consolidated Statements of Earnings, Comprehensive Income, Changes in Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 11, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
February 11, 2021

Report of Independent Registered Public Accounting Firm
____________________________________________________________________________________________

To the Stockholders and Board of Directors
Synchrony Financial:
Opinion on the Consolidated Financial Statements
We have audited the accompanying Consolidated Statements of Financial Position of Synchrony Financial and subsidiaries (the Company) as of December 31, 2020 and 2019, the related Consolidated Statements of Earnings, Comprehensive Income, Changes in Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 11, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASC Topic 326, Financial Instruments – Credit Losses.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for Credit Losses on Loan Receivables excluding Troubled Debt Restructurings
As discussed in Note 2 to the consolidated financial statements, the Company adopted ASU No. 2016-13, Financial Instruments- Credit Losses (Topic 326), as of January 1, 2020. The total allowance for credit losses (ACL) as of January 1, 2020 was $8,623 million, of which $8,071 million related to the ACL for loan receivables excluding troubled debt restructurings (the January 1, 2020 non-TDR ACL). As discussed in Notes 2 and 4 to the consolidated financial statements, the Company’s total allowance for credit losses as of December 31, 2020 was $10,265 million, of which $9,702 million related to the ACL for loan receivables excluding troubled debt restructurings (the December 31, 2020 non-TDR ACL). Effective January 1, 2020, losses on loan receivables are estimated and recognized upon origination of the loan, based on expected credit losses for the life of the loan. Expected credit loss estimates for the January 1, 2020 non-TDR ACL and the December 31, 2020 non-TDR ACL involved modeling of loss projections attributable to existing loan balances, considering historical experience, current conditions, and future expectations for pools of loans with similar risk characteristics over the reasonable and supportable forecast period. In estimating the expected credit losses for the January 1, 2020 non-TDR ACL and the December 31, 2020 non-TDR ACL, the Company segmented their loan receivable population into pools of loans with similar risk characteristics at the major retailer and product level. The Company uses an enhanced migration analysis to estimate the likelihood that a loan will progress through the various stages of delinquency, which implicitly considers the payments attributable to the measurement date balance. The model utilizes a macroeconomic forecast, with unemployment claims as the primary macroeconomic variable. After the reasonable and supportable forecast period, the Company reverted to historical loss information at the loan receivables segment level. The historical loss information is derived from a combination of recessionary and non-recessionary performance periods. In determining expected credit losses over the life of the loan balance, the Company utilizes an approach which implicitly considers total expected future payments and applies appropriate allocations to reduce those payments in order to estimate losses pertaining to measurement date loan receivables. The Company also performs a qualitative assessment in addition to model estimates and applies qualitative adjustments as necessary.
We identified the assessment of the January 1, 2020 non-TDR ACL and the December 31, 2020 non-TDR ACL as a critical audit matter. A high degree of auditor effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the January 1, 2020 non-TDR ACL and the December 31, 2020 non-TDR ACL due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the January 1, 2020 non-TDR ACL and the December 31, 2020 non-TDR ACL methodologies, including the methods and models used to estimate expected credit losses. The assessment also included an evaluation of the significant assumptions to the January 1, 2020 non-TDR ACL and the December 31, 2020 non-TDR ACL, which included: (1) the segmentation of the loan receivables population with similar risk characteristics, (2) the length of the historical experience, (3) the length of the reasonable and supportable forecast period, (4) the estimated life of the loan, (5) the reversion to historical loss information, and (6) the macroeconomic forecast. The assessment also included an evaluation of the conceptual soundness of the models. In addition, auditor judgment was required to evaluate the sufficiency of the audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the January 1, 2020 non-TDR ACL and December 31, 2020 non-TDR ACL, including controls over the:

•development of the January 1, 2020 non-TDR ACL and the December 31, 2020 non-TDR ACL methodologies
•development of the models
•identification and determination of the significant assumptions
•analysis of the January 1, 2020 non-TDR ACL and the December 31, 2020 non-TDR ACL results, trends, and ratios.
We evaluated the Company’s process to develop the January 1, 2020 non-TDR ACL and the December 31, 2020 non-TDR ACL by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized industry knowledge and experience, who assisted in:

•evaluating the Company’s January 1, 2020 non-TDR and December 31, 2020 non-TDR ACL methodologies for compliance with U.S. generally accepted accounting principles
•assessing the conceptual soundness of the models used by inspecting model documentation to determine whether the models are suitable for intended use
•determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and evaluating statistical testing performed
•evaluating the length of the historical experience period by comparing to portfolio performance and evaluating the back-testing and sensitivity testing performed

•evaluating the length of the reasonable and supportable period by comparing to model performance, including backtesting results, the quantitative methodology, and industry practice
•determining whether the estimated life of the loan is appropriate based on empirical analysis performed and industry practice
•evaluating whether the length of the reversion period is appropriate based on empirical analysis
•evaluating whether the reversion method uses a systematic and rational approach
•assessing the historical loss information that is being reverted to by verifying whether the historical loss information captures a through the cycle estimate and evaluating the consistency of the empirical analysis performed based on industry data and established methodology
•assessing the macroeconomic forecast by evaluating the Company’s process for evaluating future expectations of macroeconomic conditions, comparing to portfolio performance, and benchmarking of forecasts.
We also assessed the sufficiency of the audit evidence obtained related to the January 1, 2020 non-TDR ACL and the December 31, 2020 non-TDR ACL by evaluating the cumulative results of the audit procedures and potential bias in the accounting estimates.

/s/ KPMG LLP
We have served as the Company’s auditor since 2013.
New York, New York
February 11, 2021

Synchrony Financial and subsidiaries
Consolidated Statements of Earnings ____________________________________________________________________________________

For the years ended December 31 ($ in millions, except per share data)	2020	2019	2018
Interest income:
Interest and fees on loans (Note 4)	$15,950	$18,705	$17,644
Interest on cash and debt securities	117	385	344
Total interest income	16,067	19,090	17,988
Interest expense:
Interest on deposits	1,094	1,566	1,186
Interest on borrowings of consolidated securitization entities	237	358	344
Interest on senior unsecured notes	334	367	340
Total interest expense	1,665	2,291	1,870
Net interest income	14,402	16,799	16,118
Retailer share arrangements	(3,645)	(3,858)	(3,099)
Provision for credit losses (Note 4)	5,310	4,180	5,545
Net interest income, after retailer share arrangements and provision for credit losses	5,447	8,761	7,474
Other income:
Interchange revenue	652	748	710
Debt cancellation fees	278	265	267
Loyalty programs	(649)	(743)	(751)
Other	124	101	39
Total other income	405	371	265
Other expense:
Employee costs	1,380	1,455	1,427
Professional fees	759	867	806
Marketing and business development	448	549	528
Information processing	492	485	426
Other	976	889	908
Total other expense	4,055	4,245	4,095
Earnings before provision for income taxes	1,797	4,887	3,644
Provision for income taxes (Note 15)	412	1,140	854
Net earnings	$1,385	$3,747	$2,790
Net earnings available to common stockholders	$1,343	$3,747	$2,790

Earnings per share
Basic	$2.28	$5.59	$3.76
Diluted	$2.27	$5.56	$3.74

See accompanying notes to consolidated financial statements.

Synchrony Financial and subsidiaries
Consolidated Statements of Comprehensive Income
____________________________________________________________________________________________

For the years ended December 31 ($ in millions)	2020	2019	2018

Net earnings	$1,385	$3,747	$2,790

Other comprehensive income (loss)
Debt securities	26	36	(13)
Currency translation adjustments	2	4	(8)
Employee benefit plans	(21)	(23)	23
Other comprehensive income (loss)	7	17	2

Comprehensive income	$1,392	$3,764	$2,792

Amounts presented net of taxes.

See accompanying notes to consolidated financial statements.

Synchrony Financial and subsidiaries
Consolidated Statements of Financial Position
____________________________________________________________________________________________

At December 31 ($ in millions)	2020	2019

Assets
Cash and equivalents	$11,524	$12,147
Debt securities (Note 3)	7,469	5,911
Loan receivables: (Notes 4 and 5)
Unsecuritized loans held for investment	56,472	58,398
Restricted loans of consolidated securitization entities	25,395	28,817
Total loan receivables	81,867	87,215
Less: Allowance for credit losses	(10,265)	(5,602)
Loan receivables, net	71,602	81,613
Loan receivables held for sale (Note 4)	5	725
Goodwill (Note 6)	1,078	1,078
Intangible assets, net (Note 6)	1,125	1,265
Other assets	3,145	2,087
Total assets	$95,948	$104,826

Liabilities and Equity
Deposits: (Note 7)
Interest-bearing deposit accounts	$62,469	$64,877
Non-interest-bearing deposit accounts	313	277
Total deposits	62,782	65,154
Borrowings: (Notes 5 and 8)
Borrowings of consolidated securitization entities	7,810	10,412
Senior unsecured notes	7,965	9,454
Total borrowings	15,775	19,866
Accrued expenses and other liabilities	4,690	4,718
Total liabilities	$83,247	$89,738

Equity:
Preferred stock, par share value $0.001 per share; 750,000 shares authorized; 750,000 shares issued and outstanding at both December 31, 2020 and 2019 and aggregate liquidation preference of $750 at both December 31, 2020 and 2019	$734	$734
Common stock, par share value $0.001 per share; 4,000,000,000 shares authorized; 833,984,684 shares issued at both December 31, 2020 and 2019; 584,009,550 and 615,925,168 shares outstanding at December 31, 2020 and 2019, respectively	1	1
Additional paid-in capital	9,570	9,537
Retained earnings	10,621	12,117
Accumulated other comprehensive income (loss):
Debt securities	25	(1)
Currency translation adjustments	(22)	(24)
Employee benefit plans	(54)	(33)
Treasury stock, at cost; 249,975,134 and 218,059,516 shares at December 31, 2020 and 2019, respectively	(8,174)	(7,243)
Total equity	12,701	15,088
Total liabilities and equity	$95,948	$104,826

See accompanying notes to consolidated financial statements.

Synchrony Financial and subsidiaries
Consolidated Statements of Changes in Equity
____________________________________________________________________________________________

	Preferred Stock		Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2018	—	$—	833,985	$1	$9,445	$6,809	$(64)	$(1,957)	$14,234
Net earnings	—	—	—	—	—	2,790	—	—	2,790
Other comprehensive income	—	—	—	—	—	—	2	—	2
Purchases of treasury stock	—	—	—	—	—	—	—	(1,868)	(1,868)
Stock-based compensation	—	—	—	—	37	(82)	—	96	51
Dividends - common stock ($0.72 per share)	—	—	—	—	—	(534)	—	—	(534)
Other	—	—	—	—	—	3	—	—	3
Balance at December 31, 2018	—	$—	833,985	$1	$9,482	$8,986	$(62)	$(3,729)	$14,678

Balance at January 1, 2019	—	$—	833,985	$1	$9,482	$8,986	$(62)	$(3,729)	$14,678
Net earnings	—	—	—	—	—	3,747	—	—	3,747
Other comprehensive income	—	—	—	—	—	—	17	—	17
Issuance of preferred stock	750	734	—	—	—	—	—	—	734
Purchases of treasury stock	—	—	—	—	—	—	—	(3,618)	(3,618)
Stock-based compensation	—	—	—	—	55	(48)	—	104	111
Dividends - common stock ($0.86 per share)	—	—	—	—	—	(581)	—	—	(581)
Other	—	—	—	—	—	13	(13)	—	—
Balance at December 31, 2019	750	$734	833,985	$1	$9,537	$12,117	$(58)	$(7,243)	$15,088

Balance at January 1, 2020	750	$734	833,985	$1	$9,537	$12,117	$(58)	$(7,243)	$15,088
Cumulative effect of change in accounting principle	—	—	—	—	—	(2,276)	—	—	(2,276)
Adjusted balance, beginning of period	750	734	833,985	1	9,537	9,841	(58)	(7,243)	12,812
Net earnings	—	—	—	—	—	1,385	—	—	1,385
Other comprehensive income	—	—	—	—	—	—	7	—	7
Purchases of treasury stock	—	—	—	—	—	—	—	(985)	(985)
Stock-based compensation	—	—	—	—	33	(43)	—	54	44
Dividends - preferred stock ($56.40 per share)	—	—	—	—	—	(42)	—	—	(42)
Dividends - common stock ($0.88 per share)	—	—	—	—	—	(520)	—	—	(520)
Other	—	—	—	—	—	—	—	—	—
Balance at December 31, 2020	750	$734	833,985	$1	$9,570	$10,621	$(51)	$(8,174)	$12,701
See accompanying notes to consolidated financial statements.

Synchrony Financial and subsidiaries
Consolidated Statements of Cash Flows
____________________________________________________________________________________________

For the years ended December 31 ($ in millions)	2020	2019	2018
Cash flows - operating activities
Net earnings	$1,385	$3,747	$2,790
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for credit losses	5,310	4,180	5,545
Deferred income taxes	(602)	23	(53)
Depreciation and amortization	383	367	302
(Increase) decrease in interest and fees receivable	339	(391)	(280)
(Increase) decrease in other assets	19	93	81
Increase (decrease) in accrued expenses and other liabilities	(67)	363	356
All other operating activities	720	608	601
Cash provided from (used for) operating activities	7,487	8,990	9,342

Cash flows - investing activities
Maturity and sales of debt securities	8,383	8,085	5,668
Purchases of debt securities	(9,913)	(7,856)	(7,271)
Acquisition of loan receivables	—	(72)	(8,183)
Proceeds from sale of loan receivables	709	8,203	—
Net (increase) decrease in loan receivables, including held for sale	713	(8,033)	(8,448)
All other investing activities	(390)	(588)	(802)
Cash provided from (used for) investing activities	(498)	(261)	(19,036)

Cash flows - financing activities
Borrowings of consolidated securitization entities
Proceeds from issuance of securitized debt	675	3,345	5,093
Maturities and repayment of securitized debt	(3,283)	(7,377)	(3,157)
Senior unsecured notes
Proceeds from issuance of senior unsecured notes	—	1,985	1,244
Maturities and repayment of senior unsecured notes	(1,500)	(2,100)	—
Dividends paid on preferred stock	(42)	—	—
Proceeds from issuance of preferred stock	—	734	—
Net increase (decrease) in deposits	(2,369)	1,117	7,509
Purchases of treasury stock	(985)	(3,618)	(1,868)
Dividends paid on common stock	(520)	(581)	(534)
All other financing activities	(7)	37	(34)
Cash provided from (used for) financing activities	(8,031)	(6,458)	8,253

Increase (decrease) in cash and equivalents, including restricted amounts	(1,042)	2,271	(1,441)
Cash and equivalents, including restricted amounts, at beginning of year	12,647	10,376	11,817
Cash and equivalents at end of year:
Cash and equivalents	11,524	12,147	9,396
Restricted cash and equivalents included in other assets	81	500	$980
Total cash and equivalents, including restricted amounts, at end of year	$11,605	$12,647	$10,376

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$(1,691)	$(2,272)	$(1,815)
Cash paid during the year for income taxes	$(847)	$(1,017)	$(772)

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

New Accounting Standards
Newly Adopted Accounting Standards
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). This ASU replaced the existing incurred loss impairment guidance with a new impairment model known as the Current Expected Credit Loss ("CECL") model, which is based on expected credit losses. The CECL model permits the use of judgment in determining an approach which is most appropriate for the Company, based on their facts and circumstances. The CECL model requires, upon origination of a loan, the recognition of all expected credit losses over the life of the loan balance based on historical experience, current conditions and reasonable and supportable forecasts.

We adopted this guidance on a modified retrospective basis as of January 1, 2020, which resulted in the recognition of the effects of adoption through a cumulative-effect adjustment to retained earnings. As a result of adoption, we incurred an increase of $3.0 billion, to the Company’s allowance for loan losses. This guidance also applies to other financial assets, such as our debt securities, however the adoption did not have an impact on these financial statement line items. The total impact of adoption resulted in a reduction to retained earnings in our Consolidated Statement of Financial Position of $2.3 billion, reflecting the above changes and the recognition of related additional deferred tax assets. Subsequent updates to our estimate of expected credit losses have been recorded through the provision for credit losses in our Consolidated Statement of Earnings.
Segment Reporting
We conduct our operations through a single business segment. Substantially all of our interest and fees on loans and long-lived assets relate to our operations within the United States. Pursuant to FASB Accounting Standards Codification (“ASC”) 280, Segment Reporting, operating segments represent components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. The chief operating decision maker uses a variety of measures to assess the performance of the business as a whole, depending on the nature of the activity. Revenue activities are managed through three sales platforms (Retail Card, Payment Solutions and CareCredit). Those platforms are organized by the types of partners we work with to reach our customers, with success principally measured based on revenues, new accounts and other cardholder sales metrics. Detailed profitability information of the nature that could be used to allocate resources and assess the performance and operations for each sales platform individually, however, is not used by our chief operating decision maker. Expense activities, including funding costs, credit losses and operating expenses, are not measured for each platform but instead are managed for the Company as a whole.
Cash and Equivalents
Debt securities, money market instruments and bank deposits with original maturities of three months or less are included in cash and equivalents unless designated as available-for-sale and classified as investment securities. Cash and equivalents at December 31, 2020 primarily included cash and due from banks of $1.4 billion and interest-bearing deposits in other banks of $10.1 billion. Cash and equivalents at December 31, 2019 primarily included cash and due from banks of $1.2 billion and interest-bearing deposits in other banks of $9.6 billion and other short-term investments of $1.3 billion.
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

Investment Securities
We report investments in debt securities and equity securities with a readily determinable fair value at fair value. See Note 9. Fair Value Measurements for further information on fair value. Changes in fair value on debt securities, which are classified as available-for-sale, are included in equity, net of applicable taxes. Changes in fair value on equity securities are included in earnings. We regularly review investment securities for impairment using both quantitative and qualitative criteria.
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
Loan Receivables Held for Sale
Loans purchased or originated with the intent to sell are classified as loan receivables held for sale and carried at the lower of amortized cost or fair value. Loans initially classified as held for investment are transferred to loan receivables held for sale and carried at the lower of amortized cost or fair value once a decision has been made to sell the loans. We continue to recognize interest and fees on these loans on the accrual basis. The fair value of loan receivables held for sale is determined on an aggregate homogeneous portfolio basis.
If a loan is transferred from held for investment to held for sale, any associated allowance for credit loss is reversed, and the loan is transferred to held for sale at amortized cost. If the amortized cost basis of a loan exceeds fair value, a valuation allowance is established for the difference, and the loan is carried at the lower of amortized cost or fair value, any associated allowance for credit loss is reversed, and the loan is transferred to held for sale at amortized cost. If the amortized cost basis of a loan exceeds fair value, a valuation allowance is established for the difference, and the loan is carried at the lower of amortized cost or fair value.
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
Allowance for Credit Losses
Losses on loan receivables are estimated and recognized upon origination of the loan, based on expected credit losses for the life of the loan balance as of the period end date. Expected credit loss estimates involve modeling loss projections attributable to existing loan balances, considering historical experience, current conditions and future expectations for pools of loans with similar risk characteristics over the reasonable and supportable forecast period. The model utilizes a macroeconomic forecast, with unemployment claims as the primary macroeconomic variable. We also perform a qualitative assessment in addition to model estimates and apply qualitative adjustments as necessary. The reasonable and supportable forecast period is determined primarily based upon an assessment of the current economic outlook, including the effects of COVID-19 and our ability to use available data to accurately forecast losses over time. The reasonable and supportable forecast period used in our estimate of credit losses at December 31, 2020 was 12 months, consistent with the forecast period utilized since adoption of CECL. The Company reassesses the reasonable and supportable forecast period on a quarterly basis. Beyond the reasonable and supportable forecast period, we revert to historical loss information at the loan receivables segment level over a 6-month period, gradually increasing the weight of historical losses by an equal amount each month during the reversion period, and utilize historical loss information thereafter for the remaining life of the portfolio. The historical loss information is derived from a combination of recessionary and non-recessionary performance periods, weighted by the time span of each period. Similar to the reasonable and supportable forecast period, we also reassess the reversion period and historical mean on a quarterly basis, considering any required adjustments for differences in underwriting standards, portfolio mix, and other relevant data shifts over time.
We generally segment our loan receivable population into pools of loans with similar risk characteristics at the major retailer and product level. Consistent with our other assumptions, we regularly review segmentation to determine whether the segmentation pools remain relevant as risk characteristics change.
Our loan receivables generally do not have a stated life. The life of a credit card loan receivable is dependent upon the allocation of payments received, as well as a variety of other factors, including the principal balance, promotional terms, interest charges and fees and overall consumer credit profile and usage pattern. We determine the expected credit losses for credit card loan receivables as of the measurement date by using a combination of migration analysis, and other historical analyses, which implicitly consider the payments attributable to the measurement date balance. To do so, we utilize an approach which implicitly considers total expected future payments and applies appropriate allocations to reduce those payments in order to estimate losses pertaining to measurement date loan receivables. Based on our payments analyses, we also ensure payments from an account do not exceed the measurement date balance.
We evaluate each portfolio quarterly. For credit card receivables, our estimation process includes analysis of historical data, and there is a significant amount of judgment applied in selecting inputs and analyzing the results produced by the models to determine the allowance for credit losses. We use an enhanced migration analysis to estimate the likelihood that a loan will progress through the various stages of delinquency. The enhanced migration analysis considers uncollectible principal, interest and fees reflected in the loan receivables, segmented by credit and business parameters. We use other analyses to estimate expected losses on non-delinquent accounts, which include past performance, bankruptcy activity such as filings, policy changes and loan volumes and amounts. Holistically, for assessing the portfolio credit loss content, we also evaluate portfolio risk management techniques applied to various accounts, historical behavior of different account vintages, account seasoning, economic conditions, recent trends in delinquencies, account collection management, forecasting uncertainties, expectations about the future and a qualitative assessment of the adequacy of the allowance for credit losses. Key factors that impact the accuracy of our historical loss forecast estimates include the models and methodology utilized, credit strategy and trends, and consideration of material changes in our loan portfolio such as changes in growth and portfolio mix. We regularly review our collection experience (including delinquencies and net charge-offs) in determining our allowance for credit losses. We also consider our historical loss experience to date based on actual defaulted loans and overall portfolio indicators including delinquent and non-accrual loans, trends in loan volume and lending terms, credit policies and other observable environmental factors such as unemployment and home price indices. The current and forecasted economic conditions due to the COVID-19 pandemic influenced our current estimate of expected credit losses and led to the increase in the estimate since adoption. Additionally, the estimate of expected credit losses includes expected recoveries of amounts previously charged off and expected to be charged off.

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
Troubled debt restructurings (“TDR”) are those loans for which we have granted a concession to a borrower experiencing financial difficulties where we do not receive adequate compensation. TDRs are identified at the point when the borrower enters into a modification program. Under the CARES Act, banks may elect to deem that loan modifications do not result in TDRs if they are (1) related to the novel coronavirus disease (“COVID-19”); (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) January 1, 2022. At December 31, 2020, we have not made such an election. Additionally, other short-term modifications made on a good faith basis in response to COVID-19 are not considered TDRs under ASC Subtopic 310-40. This includes delays in payment that are insignificant or short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers or extensions of repayment terms to borrowers who were current prior to any relief. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.
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

Charge-Offs
Net charge-offs consist of the unpaid principal balance of loans held for investment that we determine are uncollectible, net of recovered amounts. We exclude accrued and unpaid finance charges, fees and third-party fraud losses from charge-offs. Charged-off and recovered accrued and unpaid finance charges and fees are included in interest and fees on loans while fraud losses are included in other expense. Charge-offs are recorded as a reduction to the allowance for credit losses, and subsequent recoveries of previously charged-off amounts are credited to the allowance for credit losses. Costs incurred to recover charged-off loans are recorded as collection expense and are included in other expense in our Consolidated Statements of Earnings.
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
Goodwill impairment risk is first assessed by performing a qualitative review of entity-specific, industry, market and general economic factors for our reporting unit. If potential goodwill impairment risk exists that indicates that it is more likely than not that the carrying value of our reporting unit exceeds its fair value, a quantitative test is performed. The quantitative test compares the reporting unit’s estimated fair value with its carrying value, including goodwill. If the carrying value of our reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the amount of goodwill allocated to the reporting unit. The qualitative assessment for each period presented in the consolidated financial statements was performed without hindsight, assuming only factors and market conditions existing as of those dates, and resulted in no potential goodwill impairment risk for our reporting unit. Consequently, goodwill was not deemed to be impaired for any of the periods presented.
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
Direct loan origination costs on credit card loans are deferred and amortized on a straight-line basis over a one-year period, or the life of the loan for other loan receivables, and are included in interest and fees on loans in our Consolidated Statements of Earnings. See Note 4. Loan Receivables and Allowance for Credit Losses for further detail.
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

NOTE 3.    DEBT SECURITIES
All of our debt securities are classified as available-for-sale and are held to meet our liquidity objectives or to comply with the Community Reinvestment Act. Our debt securities consist of the following:

	December 31, 2020				December 31, 2019
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
($ in millions)	cost	gains	losses	fair value	cost	gains	losses	fair value
U.S. government and federal agency	$3,926	$1	$—	$3,927	$2,468	$1	$—	$2,469
State and municipal	40	—	(1)	39	46	1	(2)	45
Residential mortgage-backed(a)	817	25	—	842	1,029	6	(9)	1,026
Asset-backed(b)	2,652	9	—	2,661	2,368	3	—	2,371
Total	$7,435	$35	$(1)	$7,469	$5,911	$11	$(11)	$5,911
_____________
(a)    All of our residential mortgage-backed securities have been issued by government-sponsored entities and are collateralized by U.S. mortgages. At December 31, 2020 and 2019, $229 million and $351 million of residential mortgage-backed securities, respectively, are pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve Discount Window advances.
(b)    Our asset-backed securities are collateralized by credit card and auto loans.
The following table presents the estimated fair values and gross unrealized losses of our available-for-sale debt securities:

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
($ in millions)	fair value	losses	fair value	losses
At December 31, 2020
U.S. government and federal agency	$—	$—	$—	$—
State and municipal	3	—	21	(1)
Residential mortgage-backed	6	—	—	—
Asset-backed	242	—	—	—
Total	$251	$—	$21	$(1)

At December 31, 2019
U.S. government and federal agency	$—	$—	$—	$—
State and municipal	—	—	24	(2)
Residential mortgage-backed	76	—	618	(9)
Asset-backed	202	—	—	—
Total	$278	$—	$642	$(11)

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

Contractual Maturities of Investments in Available-for-Sale Debt Securities

	Amortized	Estimated	Weighted
At December 31, 2020 ($ in millions)	cost	fair value	Average yield(a)
Due
Within one year	$4,095	$4,098	0.4%
After one year through five years	$2,485	$2,492	0.4%
After five years through ten years	$134	$139	2.5%
After ten years	$721	$740	1.8%
______________________
(a)Weighted average yield is calculated based on the amortized cost of each security. In calculating yield, no adjustment has been made with respect to any tax-exempt obligations.
We expect actual maturities to differ from contractual maturities because borrowers have the right to prepay certain obligations.
There were no material realized gains or losses recognized for the years ended December 31, 2020, 2019 and 2018.
Although we generally do not have the intent to sell any specific securities held at December 31, 2020, in the ordinary course of managing our debt securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield, liquidity requirements and funding obligations.
NOTE 4.    LOAN RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

At December 31 ($ in millions)	2020	2019
Credit cards	$78,455	$84,606
Consumer installment loans	2,125	1,347
Commercial credit products	1,250	1,223
Other	37	39
Total loan receivables, before allowance for losses(a)(b)	$81,867	$87,215
_______________________
(a)Total loan receivables include $25.4 billion and $28.8 billion of restricted loans of consolidated securitization entities at December 31, 2020 and 2019, respectively. See Note 5. Variable Interest Entities for further information on these restricted loans.
(b)At December 31, 2020 and 2019, loan receivables included deferred costs, net of deferred income, of $153 million and $140 million, respectively.
Disposition of Loan Receivables
In October 2019, we completed our sale and conversion of $8.2 billion of loan receivables associated with our Retail Card program agreement with Walmart. In addition, in January 2020, we completed the sale of loan receivables associated with our Payment Solutions program agreement with Yamaha.
Allowance for Credit Losses(a)

($ in millions)	Balance at January 1, 2020	Impact of ASU 2016-13 Adoption	Post-Adoption Balance at January 1, 2020	Provision charged to operations	Gross charge-offs	Recoveries	Balance at December 31, 2020
Credit cards	$5,506	$2,989	$8,495	$5,171	$(4,505)	$915	$10,076
Consumer installment loans	46	26	72	92	(51)	14	127
Commercial credit products	49	6	55	47	(50)	9	61
Other	1	—	1	—	—	—	1
Total	$5,602	$3,021	$8,623	$5,310	$(4,606)	$938	$10,265

Allowance for Loan Losses(b)

($ in millions)	Balance at January 1, 2019	Provision charged to operations	Gross charge-offs	Recoveries	Balance at December 31, 2019
Credit cards	$6,327	$4,083	$(5,907)	$1,003	$5,506
Consumer installment loans	44	51	(66)	17	46
Commercial credit products	55	45	(58)	7	49
Other	1	1	(1)	—	1
Total	$6,427	$4,180	$(6,032)	$1,027	$5,602

($ in millions)	Balance at January 1, 2018	Provision charged to operations	Gross charge-offs	Recoveries	Balance at December 31, 2018
Credit cards	$5,483	$5,448	$(5,435)	$831	$6,327
Consumer installment loans	40	45	(56)	15	44
Commercial credit products	50	52	(53)	6	55
Other	1	—	—	—	1
Total	$5,574	$5,545	$(5,544)	$852	$6,427
_______________________
(a)The allowance for credit losses at December 31, 2020 reflects our estimate of expected credit losses for the life of the loan receivables on our consolidated statement of financial position at December 31, 2020, which includes the consideration of current and expected macroeconomic conditions that existed at that date.
(b)Comparative information is presented in accordance with applicable accounting standards in effect prior to the adoption of ASU 2016-13.
Delinquent and Non-accrual Loans

At December 31, 2020 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing(a)
Credit cards	$1,325	$1,128	$2,453	$1,128	$—
Consumer installment loans	26	5	31	—	5
Commercial credit products	20	10	30	10	—
Total delinquent loans	$1,371	$1,143	$2,514	$1,138	$5
Percentage of total loan receivables	1.7%	1.4%	3.1%	1.4%	—%

At December 31, 2019 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing(a)
Credit cards	$1,936	$1,852	$3,788	$1,850	$—
Consumer installment loans	21	7	28	—	7
Commercial credit products	40	18	58	18	—
Total delinquent loans	$1,997	$1,877	$3,874	$1,868	$7
Percentage of total loan receivables	2.3%	2.2%	4.4%	2.1%	—%
_______________________
(a)Excludes purchase credit deteriorated loan receivables.
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

For the years ended December 31 ($ in millions)	2020	2019
Credit cards	$851	$849
Consumer installment loans	—	—
Commercial credit products	3	3
Total	$854	$852
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

At December 31, 2020 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$1,238	$(561)	$677	$1,084
Consumer installment loans	—	—	—	—
Commercial credit products	4	(2)	2	4
Total	$1,242	$(563)	$679	$1,088

At December 31, 2019 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$1,146	$(550)	$596	$1,019
Consumer installment loans	—	—	—	—
Commercial credit products	4	(2)	2	4
Total	$1,150	$(552)	$598	$1,023
Financial Effects of TDRs
As part of our loan modifications for borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following table presents the types and financial effects of loans modified and accounted for as TDRs during the periods presented.

Years ended December 31,	2020			2019			2018
($ in millions)	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$44	$279	$1,151	$45	$268	$1,111	$49	$266	$1,112
Consumer installment loans	—	—	—	—	—	—	—	—	—
Commercial credit products	—	1	3	—	1	4	—	1	5
Total	$44	$280	$1,154	$45	$269	$1,115	$49	$267	$1,117

Payment Defaults
The following table presents the type, number and amount of loans accounted for as TDRs that enrolled in a modification plan within the previous 12 months from the applicable balance sheet date and experienced a payment default and charged-off during the periods presented.

Years ended December 31,	2020		2019		2018
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	30,743	$80	39,233	$98	38,976	$91
Consumer installment loans	—	—	—	—	—	—
Commercial credit products	164	1	114	1	76	1
Total	30,907	$81	39,347	$99	39,052	$92
Credit Quality Indicators
Our loan receivables portfolio includes both secured and unsecured loans. Secured loan receivables are largely comprised of consumer installment loans secured by equipment. Unsecured loan receivables are largely comprised of our open-ended consumer and commercial revolving credit card loans. As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, as well as information from credit bureaus relating to the customer’s broader credit performance. We now utilize VantageScore (“Vantage”) credit scores to assist in our assessment of credit quality as we believe Vantage scores more U.S. consumers, and potential applicants, as compared to our prior use of FICO credit scores. Vantage credit scores are obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three credit score categories: (i) 651 or higher, which are considered the strongest credits; (ii) 591 to 650, considered moderate credit risk; and (iii) 590 or less, which are considered weaker credits. We believe these three categories of Vantage credit scores represent an approximation of the categories previously reported using FICO data in terms of both probability of default and customer account distribution. There are certain customer accounts for which a Vantage score is not available where we use alternative sources to assess their credit and predict behavior. The following table provides the most recent Vantage scores available for our customers at December 31, 2020, as a percentage of each class of loan receivable. For comparability purposes and to provide the best illustration of how the credit risk inherent in our loan portfolios has changed over time, the credit quality information at December 31, 2019 has also been presented to show applicable Vantage score categories. The table below excludes 0.3% and 0.4% of our total loan receivables balance at each of December 31, 2020 and 2019, respectively, which represents those customer accounts for which a Vantage score is not available.

	Vantage
At December 31	2020			2019
	651 or	591 to	590 or	651 or	591 to	590 or
	higher	650	less	higher	650	less
Credit cards	77%	17%	6%	72%	20%	8%
Consumer installment loans	78%	18%	4%	75%	19%	6%
Commercial credit products	92%	5%	3%	90%	5%	5%
Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and by applying the same credit standards for all of our credit products. Unused credit card lines available to our customers totaled approximately $413 billion and $419 billion at December 31, 2020 and 2019, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.

Interest Income by Product
The following table provides additional information about our interest and fees on loans, including merchant discounts, from our loan receivables, including held for sale:

For the years ended December 31 ($ in millions)	2020	2019	2018
Credit cards(a)	$15,672	$18,384	$17,342
Consumer installment loans	168	182	156
Commercial credit products	108	137	144
Other	2	2	2
Total	$15,950	$18,705	$17,644
_______________________
(a)Interest income on credit cards that was reversed related to accrued interest receivables written off was $1.5 billion and $1.9 billion for the years ended December 31, 2020 and 2019, respectively.
NOTE 5.    VARIABLE INTEREST ENTITIES
We use VIEs to securitize loan receivables and arrange asset-backed financing in the ordinary course of business. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE and we did not provide non-contractual support for previously transferred loan receivables to any VIE in the years ended December 31, 2020 and 2019. Our VIEs are able to accept new loan receivables and arrange new asset-backed financings, consistent with the requirements and limitations on such activities placed on the VIE by existing investors. Once an account has been designated to a VIE, the contractual arrangements we have require all existing and future loan receivables originated under such account to be transferred to the VIE. The amount of loan receivables held by our VIEs in excess of the minimum amount required under the asset-backed financing arrangements with investors may be removed by us under removal of accounts provisions. All loan receivables held by a VIE are subject to claims of third-party investors.
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

The table below summarizes the assets and liabilities of our consolidated securitization VIEs described above.

At December 31 ($ in millions)	2020	2019
Assets
Loan receivables, net(a)	$22,683	$27,217
Other assets(b)	52	68
Total	$22,735	$27,285

Liabilities
Borrowings	$7,810	$10,412
Other liabilities	23	32
Total	$7,833	$10,444
_______________________
(a)    Includes $2.7 billion and $1.6 billion of related allowance for credit losses resulting in gross restricted loans of $25.4 billion and $28.8 billion at December 31, 2020 and 2019, respectively.
(b)    Includes $48 million and $62 million of segregated funds held by the VIEs at December 31, 2020 and 2019, respectively, which are classified as restricted cash and equivalents and included as a component of other assets in our Consolidated Statements of Financial Position.
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
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $4.9 billion, $5.2 billion and $5.0 billion for the years ended December 31, 2020, 2019 and 2018, respectively. Related expenses consisted primarily of provision for credit losses of $1.5 billion, $1.1 billion and $1.5 billion for the years ended December 31, 2020, 2019 and 2018, respectively, and interest expense of $237 million, $358 million and $344 million for the years ended December 31, 2020, 2019 and 2018, respectively. These amounts do not include intercompany transactions, principally fees and interest, which are eliminated in our consolidated financial statements.
NOTE 6.    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill

($ in millions)	2020	2019
Balance at January 1	$1,078	$1,024
Acquisitions	—	54
Balance at December 31	$1,078	$1,078
Intangible Assets Subject to Amortization

	2020			2019
At December 31 ($ in millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related	$1,734	$(1,081)	$653	$1,749	$(952)	$797
Capitalized software and other	1,043	(571)	472	861	(393)	468
Total	$2,777	$(1,652)	$1,125	$2,610	$(1,345)	$1,265
During the year ended December 31, 2020, we recorded additions to intangible assets subject to amortization of $217 million, primarily related to capitalized software expenditures, as well as customer-related intangible assets.

Customer-related intangible assets primarily relate to retail partner contract acquisitions and extensions, as well as purchased credit card relationships. During the years ended December 31, 2020 and 2019, we recorded additions to customer-related intangible assets subject to amortization of $31 million and $130 million, respectively, primarily related to payments made to acquire and extend certain retail partner relationships. These additions had a weighted average amortizable life of 7 years for both the years ended December 31, 2020 and 2019, respectively.
Amortization expense related to retail partner contracts was $128 million, $133 million and $125 million for the years ended December 31, 2020, 2019 and 2018, respectively, and is included as a component of marketing and business development expense in our Consolidated Statements of Earnings. All other amortization expense was $199 million, $168 million and $115 million for the years ended December 31, 2020, 2019 and 2018, respectively, and is included as a component of other expense in our Consolidated Statements of Earnings.
We estimate annual amortization expense for existing intangible assets over the next five calendar years to be as follows:

($ in millions)	2021	2022	2023	2024	2025
Amortization expense	$275	$226	$182	$146	$100
NOTE 7.    DEPOSITS
Deposits

	2020		2019
At December 31 ($ in millions)	Amount	Average rate(a)	Amount	Average rate(a)
Interest-bearing deposits	$62,469	1.7%	$64,877	2.4%
Non-interest-bearing deposits	313	—	277	—
Total deposits	$62,782		$65,154
___________________
(a)Based on interest expense for the years ended December 31, 2020 and 2019 and average deposits balances.
At December 31, 2020 and 2019, interest-bearing deposits included $6.5 billion and $8.5 billion, respectively, of certificates of deposit that exceeded applicable FDIC insurance limits, which are generally $250,000 per depositor.
At December 31, 2020, our interest-bearing time deposits maturing over the next five years and thereafter were as follows:

($ in millions)	2021	2022	2023	2024	2025	Thereafter
Deposits	$22,474	$4,832	$1,765	$2,319	$662	$173
The above maturity table excludes $25.1 billion of demand deposits with no defined maturity, of which $23.8 billion are savings accounts. In addition, at December 31, 2020, we had $5.2 billion of broker network deposit sweeps procured through a program arranger who channels brokerage account deposits to us that are also excluded from the above maturity table. Unless extended, the contracts associated with these broker network deposit sweeps will terminate between 2021 and 2027.

NOTE 8.    BORROWINGS

	2020				2019
At December 31 ($ in millions)	Maturity date	Interest Rate	Weighted average interest rate	Outstanding Amount(a)	Outstanding Amount(a)
Borrowings of consolidated securitization entities:
Fixed securitized borrowings	2021 - 2023	2.21% - 3.87%	2.88%	$5,510	$7,512
Floating securitized borrowings	2021 - 2023	0.81% - 1.06%	0.90%	2,300	2,900
Total borrowings of consolidated securitization entities			2.30%	7,810	10,412

Senior unsecured notes:
Synchrony Financial senior unsecured notes:
Fixed senior unsecured notes	2021 - 2029	2.80% - 5.15%	4.08%	6,468	7,211
Floating senior unsecured notes	N/A	0.00%	—%	—	250

Synchrony Bank senior unsecured notes:
Fixed senior unsecured notes	2021 - 2022	3.00% - 3.65%	3.33%	1,497	1,493
Floating senior unsecured notes	N/A	0.00%	—%	—	500
Total senior unsecured notes			3.94%	7,965	9,454

Total borrowings				$15,775	$19,866
___________________
(a)The amounts presented above for outstanding borrowings include unamortized debt premiums, discounts and issuance costs.
Debt Maturities
The following table summarizes the maturities of the principal amount of our borrowings of consolidated securitization entities and senior unsecured notes over the next five years and thereafter:

($ in millions)	2021	2022	2023	2024	2025	Thereafter
Borrowings	$4,825	$4,784	$1,207	$1,850	$1,000	$2,150
Credit Facilities
As additional sources of liquidity, we have undrawn committed capacity under certain credit facilities, primarily related to our securitization programs.
At December 31, 2020, we had an aggregate of $4.9 billion of undrawn committed capacity under our securitization financings, subject to customary borrowing conditions, from private lenders under our securitization programs, and an aggregate of $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders.

NOTE 9.    FAIR VALUE MEASUREMENTS
For a description of how we estimate fair value, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies.
The following tables present our assets and liabilities measured at fair value on a recurring basis.
Recurring Fair Value Measurements

At December 31, 2020 ($ in millions)	Level 1	Level 2	Level 3	Total(a)
Assets
Debt securities
U.S. government and federal agency	$—	$3,927	$—	$3,927
State and municipal	—	—	39	39
Residential mortgage-backed	—	842	—	842
Asset-backed	—	2,661	—	2,661
Other assets(b)	16	—	14	30
Total	$16	$7,430	$53	$7,499

Liabilities
Contingent consideration	—	—	11	11
Total	$—	$—	$11	$11

At December 31, 2019 ($ in millions)
Assets
Debt securities
U.S. government and federal agency	$—	$2,469	$—	$2,469
State and municipal	—	—	45	45
Residential mortgage-backed	—	1,026	—	1,026
Asset-backed	—	2,371	—	2,371
Other assets(b)	15	—	21	36
Total	$15	$5,866	$66	$5,947

Liabilities
Contingent consideration	—	—	13	13
Total	$—	$—	$13	$13
_______________________
(a)    For the years ended December 31, 2020 and 2019, there were no fair value measurements transferred between levels.
(b)    Other assets primarily relate to equity investments measured at fair value.
Level 3 Fair Value Measurements
Our Level 3 recurring fair value measurements primarily relate to state and municipal debt instruments, which are valued using non-binding broker quotes or other third-party sources, CRA equity investments, which are valued using net asset values, as well as contingent consideration obligations. The fair value of our contingent consideration obligations was estimated by applying the income approach based upon significant Level 3 inputs not observable in the market. The range of potential future payments of contingent consideration at December 31, 2020 was between zero and $85 million. The higher end of this range would be payable in the event the future revenues of certain acquired businesses meet all of the required targets during the respective earnout term.
For a description of our process to evaluate third-party pricing servicers, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies. Our state and municipal debt securities are classified as available-for-sale with changes in fair value included in accumulated other comprehensive income.

The changes in our Level 3 assets and liabilities that are measured on a recurring basis for the years ended December 31, 2020 and 2019 were not material.
Financial Assets and Financial Liabilities Carried at Other than Fair Value

	Carrying	Corresponding fair value amount
At December 31, 2020 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$11,524	$11,524	$11,524	$—	$—
Other assets(a)(b)	$81	$81	$81	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$71,602	$85,234	$—	$—	$85,234
Loan receivables held for sale(c)	$5	$5	$—	$—	$5

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$62,782	$63,382	$—	$63,382	$—
Borrowings of consolidated securitization entities	$7,810	$7,977	$—	$5,680	$2,297
Senior unsecured notes	$7,965	$8,704	$—	$8,704	$—

	Carrying	Corresponding fair value amount
At December 31, 2019 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$12,147	$12,147	$10,799	$1,348	$—
Other assets(a)(b)	$500	$500	$500	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$81,613	$90,941	$—	$—	$90,941
Loan receivables held for sale(c)	$725	$726	$—	$—	$726

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$65,154	$65,544	$—	$65,544	$—
Borrowings of consolidated securitization entities	$10,412	$10,513	$—	$7,613	$2,900
Senior unsecured notes	$9,454	$9,924	$—	$9,924	$—
_______________________
(a)For cash and equivalents and restricted cash and equivalents, carrying value approximates fair value due to the liquid nature and short maturity of these instruments. Cash equivalents classified as Level 2 represent U.S. Government and Federal Agency debt securities with original maturities of three months or less or acquired within three months or less of their maturity.
(b)This balance relates to restricted cash and equivalents, which is included in other assets.
(c)Under certain retail partner program agreements, the expected sales proceeds in the event of a sale of their credit card portfolio may be limited to the amounts owed by our customers, which may be less than the fair value indicated above.

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
At December 31, 2020 and 2019, Synchrony Financial met all applicable requirements to be deemed well-capitalized pursuant to Federal Reserve Board regulations. At December 31, 2020 and 2019, the Bank also met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. There are no conditions or events subsequent to December 31, 2020 that management believes have changed the Company’s or the Bank’s capital category.
The actual capital amounts, ratios and the applicable required minimums of the Company and the Bank are as follows:
Synchrony Financial

At December 31, 2020 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)
Total risk-based capital	$14,604	18.1%	$6,445	8.0%
Tier 1 risk-based capital	$13,525	16.8%	$4,834	6.0%
Tier 1 leverage	$13,525	14.0%	$3,869	4.0%
Common equity Tier 1 capital	$12,791	15.9%	$3,625	4.5%

At December 31, 2019 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)
Total risk-based capital	$14,211	16.3%	$6,984	8.0%
Tier 1 risk-based capital	$13,064	15.0%	$5,238	6.0%
Tier 1 leverage	$13,064	12.6%	$4,161	4.0%
Common equity Tier 1 capital	$12,330	14.1%	$3,929	4.5%
Synchrony Bank

At December 31, 2020 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio
Total risk-based capital	$12,784	17.8%	$5,747	8.0%	$7,184	10.0%
Tier 1 risk-based capital	$11,821	16.5%	$4,310	6.0%	$5,747	8.0%
Tier 1 leverage	$11,821	13.6%	$3,484	4.0%	$4,356	5.0%
Common equity Tier 1 capital	$11,821	16.5%	$3,233	4.5%	$4,669	6.5%

At December 31, 2019 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio
Total risk-based capital	$11,911	15.6%	$6,094	8.0%	$7,618	10.0%
Tier 1 risk-based capital	$10,907	14.3%	$4,571	6.0%	$6,094	8.0%
Tier 1 leverage	$10,907	11.9%	$3,671	4.0%	$4,589	5.0%
Common equity Tier 1 capital	$10,907	14.3%	$3,428	4.5%	$4,952	6.5%
_______________________
(a)Capital ratios are calculated based on the Basel III Standardized Approach rules. Capital amounts and ratios at December 31, 2020 in the above tables reflect the application of the CECL regulatory capital transition adjustment.
(b)At December 31, 2020 and 2019, Synchrony Financial and the Bank also must maintain a capital conservation buffer of common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 2.5 percentage points to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.
The Bank may pay dividends on its stock, with consent or non-objection from the OCC and the Federal Reserve Board, among other things, if its regulatory capital would not thereby be reduced below the applicable regulatory capital requirements.
NOTE 11.     EMPLOYEE BENEFIT PLANS
The following summarizes information related to the Synchrony benefit plans and our remaining obligations to General Electric Company and its subsidiaries (“GE”) related to certain of their plans.
Savings Plan
Our U.S. employees are eligible to participate in a qualified defined contribution savings plan that allows them to contribute a portion of their pay to the plan on a pre-tax basis. We make employer contributions to the plan equal to 3% of eligible compensation and make matching contributions of up to 4% of eligible compensation. We also provide certain additional contributions to the plan for employees who were participants in GE's pension plan at the time of Synchrony's separation from GE in November 2015 (the “Separation”). The expenses incurred associated with this plan were $69 million, $69 million and $74 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Health and Welfare Benefits
We provide health and welfare benefits to our employees, including health, dental, prescription drug and vision for which we are self-insured. The expenses incurred associated with these benefits were $107 million, $119 million and $117 million for the years ended December 31, 2020, 2019 and 2018, respectively.
GE Benefit Plans and Reimbursement Obligations
Prior to Separation, our employees participated in various GE retirement and retiree health and life insurance benefit plans. Certain of these retirement benefits vested as a result of Separation. Under the terms of the Employee Matters Agreement between us and GE, GE will continue to pay for these benefits and we are obligated to reimburse them. The principal retirement benefits subject to this arrangement are fixed, life-time annuity payments. The estimated liability for our reimbursement obligations to GE for retiree benefits was $234 million and $210 million at December 31, 2020 and 2019, respectively, and is included in other liabilities in our Consolidated Statement of Financial Position.
NOTE 12.    EARNINGS PER SHARE
Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the assumed conversion of all dilutive securities.
The following table presents the calculation of basic and diluted earnings per common share:

	Years ended December 31,
(in millions, except per share data)	2020	2019	2018
Net earnings	$1,385	$3,747	$2,790
Preferred stock dividends	(42)	—	—
Net earnings available to common stockholders	$1,343	$3,747	$2,790

Weighted average common shares outstanding, basic	589.0	670.2	742.3
Effect of dilutive securities	1.8	3.3	4.6
Weighted average common shares outstanding, dilutive	590.8	673.5	746.9

Earnings per basic common share	$2.28	$5.59	$3.76
Earnings per diluted common share	$2.27	$5.56	$3.74
We have issued certain stock-based awards under the Synchrony Financial 2014 Long-Term Incentive Plan. A total of 7 million, 3 million and 4 million shares for the years ended December 31, 2020, 2019 and 2018, respectively, related to these awards, were considered anti-dilutive and therefore were excluded from the computation of diluted earnings per common share.

NOTE 13.    EQUITY AND OTHER STOCK RELATED INFORMATION
Preferred Stock
The following table summarizes the Company's preferred stock issued and outstanding as of December 31, 2020 and 2019.

Series	Issuance Date	Redeemable by Issuer Beginning	Per Annum Dividend Rate	Liquidation Preference per Share	Total Shares Outstanding	December 31, 2020	December 31, 2019
($ in millions, except per share data)
Series A(a)	November 14, 2019	November 15, 2024	5.625%	$1,000	750,000	$734	$734
						$734	$734
_______________________
(a)Issued as depositary shares, each representing a 1/40th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable quarterly on February 15, May 15, August 15 and November 15 at a fixed rate, in each case when, as and if declared by the Board of Directors.
Dividends and Share Repurchases
During the years ended December 31, 2020, 2019 and 2018, we declared and paid cash dividends of $0.88, $0.86 and $0.72 per share of common stock, or $520 million, $581 million and $534 million, respectively. In 2019, we issued depositary shares representing $750 million of non-cumulative perpetual preferred stock. We declared and paid preferred stock dividends of $56.40 per share, or $42 million, for the year ended December 31, 2020.
Our previously announced share repurchase program (the "2019 Share Repurchase Program") expired on June 30, 2020. During the year ended December 31, 2020, the Company repurchased an aggregate of 33.6 million shares of our common stock for $1.0 billion under the 2019 Share Repurchase Program. In January 2021, we announced that the Board of Directors approved a new share repurchase program of up to $1.6 billion through December 31, 2021, beginning in the first quarter of 2021 subject to the Company's capital plan, market conditions and other factors, including regulatory restrictions and required approvals, if any.
Synchrony Financial Incentive Programs
We have established the Synchrony Financial 2014 Long-Term Incentive Plan, which we refer to as the “Incentive Plan.” The Incentive Plan permits us to issue stock-based, stock-denominated and other awards to officers, employees, consultants and non-employee directors providing services to the Company and our participating affiliates. Available awards under the Incentive Plan include stock options and stock appreciation rights, restricted stock and restricted stock units (“RSUs”), performance awards and other awards valued in whole or in part by reference to or otherwise based on our common stock (other stock-based awards), and dividend equivalents. Each RSU is convertible into one share of Synchrony Financial common stock. A total of 41.8 million shares of our common stock (including authorized and unissued shares) are available for granting awards under the Incentive Plan.
Our grants generally vest over 3 to 5 year terms on either an annual pro rata proportional basis, starting with the first anniversary of the award date, or at the end of the term of the award on a cliff basis, provided that the employee has remained continuously employed by the Company through such vesting date.
The total compensation expense recorded for these awards was not material for all periods presented. At December 31, 2020, there were 5.8 million RSUs unvested and 6.5 million stock options issued and outstanding and $69 million of total unrecognized compensation cost related to these awards, which is expected to be amortized over a weighted average period of 1.8 years.

NOTE 14.    RESTRUCTURING CHARGES
During the year ended December 31, 2020, we initiated a strategic plan to reduce operating expenses which included the exit of a number of our leased properties and certain employee-related actions both on a voluntary and involuntary basis. We recorded $87 million of pre-tax restructuring charges related to these actions in the year ended December 31, 2020. These charges comprised of $46 million of operating lease and other asset impairments, and $41 million of employee-related costs which are included as a component of other expense and employee costs, respectively, in our Consolidated Statements of Earnings. We do not expect to incur further material restructuring charges in connection with our strategic plan.
Restructuring charges incurred were as follows:

For the year ended December 31 ($ in millions)	2020
Non-cash operating lease and other asset impairments	$46
Employee-related costs	41
Total restructuring costs	$87
NOTE 15.    INCOME TAXES
Earnings before Provision for Income Taxes

For the years ended December 31 ($ in millions)	2020	2019	2018
U.S.	$1,780	$4,870	$3,628
Non-U.S.	17	17	16
Earnings before provision for income taxes	$1,797	$4,887	$3,644
Provision for Income Taxes

For the years ended December 31 ($ in millions)	2020	2019	2018
Current provision for income taxes
U.S. Federal	$843	$949	$775
U.S. state and local	167	167	115
Non-U.S.	4	1	17
Total current provision for income taxes	1,014	1,117	907

Deferred provision (benefit) for income taxes
U.S. Federal	(486)	19	(55)
U.S. state and local	(115)	2	(7)
Non-U.S.	(1)	2	9
Deferred provision (benefit) for income taxes	(602)	23	(53)
Total provision for income taxes	$412	$1,140	$854
Reconciliation of Our Effective Tax Rate to the U.S. Federal Statutory Income Tax Rate

For the years ended December 31	2020	2019	2018
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
U.S. state and local income taxes, net of federal benefit	3.6	3.1	3.2
Release of uncertain tax positions, net of federal benefit	(1.7)	(0.4)	(0.8)
All other, net	—	(0.4)	—
Effective tax rate	22.9%	23.3%	23.4%

Significant Components of Our Net Deferred Income Taxes

At December 31 ($ in millions)	2020	2019
Assets
Allowance for credit losses	$2,559	$1,399
Compensation and employee benefits	122	106
Other assets	163	151
Total deferred income tax assets before valuation allowance	2,844	1,656
Valuation allowance	—	—
Total deferred income tax assets	$2,844	$1,656

Liabilities
Original issue discount	$(815)	$(998)
Goodwill and identifiable intangibles	(203)	(198)
Software amortization	(107)	(82)
Other liabilities	(114)	(112)
Total deferred income tax liabilities	(1,239)	(1,390)
Net deferred income tax assets	$1,605	$266
Unrecognized Tax Benefits
Reconciliation of Unrecognized Tax Benefits

($ in millions)	2020	2019
Balance at January 1	$255	$251
Additions:
Tax positions of the current year	91	83
Tax positions of prior years	7	5
Reductions:
Prior year tax positions	(54)	(59)
Settlements with tax authorities	(2)	(2)
Expiration of the statute of limitation	(29)	(23)
Balance at December 31	$268	$255
Portion of balance that, if recognized, would impact the effective income tax rate	$183	$172
The amount of unrecognized tax benefits that is reasonably possible to be resolved in the next twelve months is expected to be $107 million, of which, $55 million, if recognized, would reduce the company’s tax expense and effective tax rate. Included in the $107 million of unrecognized benefits are certain temporary differences that would not affect the effective tax rate if they were recognized in the Consolidated Statement of Earnings.
Additionally, there are unrecognized tax benefits of $19 million and $26 million for the years ended December 31, 2020 and 2019, respectively, that are included in the tabular reconciliation above but recorded in the Consolidated Statement of Financial Position as a reduction of the related deferred tax asset.
On February 28, 2020, the Company executed a Memorandum of Understanding with the IRS to participate voluntarily in the IRS Compliance Assurance Process (“CAP”) program for the 2020 tax year, and thus the tax year is under IRS review. Under the CAP program, the IRS reviews the federal tax positions of the Company to identify and resolve any tax issues that may arise throughout the tax year. The objectives of the CAP program are to resolve issues in an efficient and contemporaneous manner and eliminate the need for a lengthy post-filing examination. We expect that the IRS review of our 2020 return will be substantially completed prior to its filing in 2021. During the period, in connection with the CAP program, the IRS provided formal notice of examination of our 2017, 2018 and 2019 tax years. We expect that the IRS will complete the examinations of these periods in the next 12 months. Additionally, we are under examination in various states going back to 2014.
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
NOTE 16.     PARENT COMPANY FINANCIAL INFORMATION
The following tables present parent company financial statements for Synchrony Financial. At December 31, 2020, restricted net assets of our subsidiaries were $10.5 billion.
Condensed Statements of Earnings

For the years ended December 31 ($ in millions)	2020	2019	2018
Interest income:
Interest income from subsidiaries	$110	$207	$220
Interest on cash and debt securities	3	12	20
Total interest income	113	219	240
Interest expense:
Interest on senior unsecured notes	272	300	287
Total interest expense	272	300	287
Net interest income (expense)	(159)	(81)	(47)
Dividends from bank subsidiaries	1,325	3,900	950
Dividends from nonbank subsidiaries	51	309	318
Other income	117	144	115
Other expense	125	162	120
Earnings before benefit from income taxes	1,209	4,110	1,216
Benefit from income taxes	(42)	(19)	(8)
Equity in undistributed net earnings (loss) of subsidiaries	134	(382)	1,566
Net earnings	$1,385	$3,747	$2,790

Comprehensive income	$1,392	$3,764	$2,792
Condensed Statements of Financial Position

At December 31 ($ in millions)	2020	2019
Assets
Cash and equivalents	$3,721	$4,491
Debt securities	136	502
Investments in and amounts due from subsidiaries(a)	15,931	18,196
Goodwill	59	17
Other assets	167	89
Total assets	$20,014	$23,295

Liabilities and Equity
Amounts due to subsidiaries	$268	$220
Senior unsecured notes	6,468	7,461
Accrued expenses and other liabilities	577	526
Total liabilities	7,313	8,207
Equity:
Total equity	12,701	15,088
Total liabilities and equity	$20,014	$23,295
_____________
(a)     Includes investments in and amounts due from bank subsidiaries of $11.2 billion and $12.9 billion at December 31, 2020 and 2019, respectively.

Condensed Statements of Cash Flows

For the years ended December 31 ($ in millions)	2020	2019	2018
Cash flows - operating activities
Net earnings	$1,385	$3,747	$2,790
Adjustments to reconcile net earnings to cash provided from operating activities
Deferred income taxes	31	(1)	8
(Increase) decrease in other assets	(70)	14	106
Increase (decrease) in accrued expenses and other liabilities	(41)	(15)	6
Equity in undistributed net (earnings) loss of subsidiaries	(134)	382	(1,566)
All other operating activities	96	38	66
Cash provided from (used for) operating activities	1,267	4,165	1,410

Cash flows - investing activities
Net (increase) decrease in investments in and amounts due from subsidiaries	109	210	1,687
Maturity and sales of debt securities	370	972	1,493
Purchases of debt securities	—	(597)	(681)
All other investing activities	(10)	(100)	(94)
Cash provided from (used for) investing activities	469	485	2,405

Cash flows - financing activities
Senior unsecured notes
Proceeds from issuance of senior unsecured notes	—	1,985	—
Maturities and repayment of senior unsecured notes	(1,000)	(2,100)	—
Dividends paid on preferred stock	(42)	—	—
Proceeds from issuance of preferred stock	—	734	—
Purchases of treasury stock	(985)	(3,618)	(1,868)
Dividends paid on common stock	(520)	(581)	(534)
Increase (decrease) in amounts due to subsidiaries	45	28	(4)
All other financing activities	(4)	37	(28)
Cash provided from (used for) financing activities	(2,506)	(3,515)	(2,434)

Increase (decrease) in cash and equivalents	(770)	1,135	1,381
Cash and equivalents at beginning of year	4,491	3,356	1,975
Cash and equivalents at end of year	$3,721	$4,491	$3,356

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
Regulatory Matters
On May 9, 2017, the Bank received a Civil Investigative Demand from the CFPB seeking information related to the marketing and servicing of deferred interest promotions. On September 23, 2020, Synchrony received a NORA (Notice of Opportunity to Respond and Advise) letter from the CFPB indicating that the CFPB Office of Enforcement is considering whether to recommend that the CFPB take legal action relating to this matter. On January 15, 2021, the CFPB notified Synchrony that the CFPB Office of Enforcement currently does not intend to recommend that the CFPB take enforcement action related to this matter.
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
On April 30, 2014 Belton et al. v. GE Capital Consumer Lending, a putative class action adversary proceeding was filed in the U.S. Bankruptcy Court for the Southern District of New York. Plaintiff alleges that the Bank violates the discharge injunction under Section 524(a)(2) of the Bankruptcy Code by attempting to collect discharged debts and by failing to update and correct credit information to credit reporting agencies to show that such debts are no longer due and owing because they have been discharged in bankruptcy. Plaintiff seeks declaratory judgment, injunctive relief and an unspecified amount of damages. On December 15, 2014, the Bankruptcy Court entered an order staying the adversary proceeding pending an appeal to the District Court of the Bankruptcy Court’s order denying the Bank’s motion to compel arbitration. On October 14, 2015, the District Court reversed the Bankruptcy Court and on November 4, 2015, the Bankruptcy Court granted the Bank’s motion to compel arbitration. On March 4, 2019, on plaintiff’s motion for reconsideration, the District Court vacated its decision reversing the Bankruptcy Court and affirmed the Bankruptcy Court’s decision denying the Bank’s motion to compel arbitration. On June 16, 2020, the Court of Appeals for the Second Circuit denied the Bank’s appeal of the District Court’s decision.

Controls and Procedures
____________________________________________________________________________________________
Evaluation of Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), and based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.
Changes in Internal Control Over Financial Reporting
There was no change in internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 and has concluded that such internal control over financial reporting is effective. There are no material weaknesses in the Company’s internal control over financial reporting that have been identified by the Company’s management.
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2020 and has also issued an audit report, which is included in "Consolidated Financial Statements and Supplementary Data” of this Form 10-K Report, on internal control over financial reporting as of December 31, 2020 under Auditing Standard No. 2201 of the Public Company Accounting Oversight Board (“PCAOB”).

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
The table below sets out selected information on our principal facilities.

Location(a)	Owned/Leased
Corporate Headquarters:
Stamford, CT	Leased

Bank Headquarters:
Draper, UT	Leased

Customer Service Centers:
Altamonte Springs, FL	Leased
Canton, OH	Leased
Charlotte, NC	Leased
Hyderabad, India	Leased
Manila, Philippines	Leased
Cebu, Philippines	Leased
Merriam, KS	Owned
Phoenix, AZ	Leased

Other Support Centers:
Alpharetta, GA	Leased
Bentonville, AR	Leased
Boise, ID	Leased
Champaign, IL	Leased
Chicago, IL	Leased
Costa Mesa, CA	Leased
New York, NY	Leased
San Francisco, CA	Leased
St. Paul, MN	Leased
_______________________
(a)At September 30, 2020, several sites transitioned to virtual hubs (no longer have a physical location), including three customer service centers.

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
____________________________________________________________________________________________
Market Information
Our common stock trades on the New York Stock Exchange under the symbol “SYF.”
The following table reflects the cash dividends we declared for the periods indicated.

Cash dividends declared
($ in dollars)
2020
Fourth quarter	$0.22
Third quarter	$0.22
Second quarter	$0.22
First quarter	$0.22

2019
Fourth quarter	$0.22
Third quarter	$0.22
Second quarter	$0.21
First quarter	$0.21
Holders
At February 8, 2021, the approximate number of holders of record of common stock was 2,550.
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

Performance Graph
The following graph compares the cumulative total stockholders return (rounded to the nearest whole dollar) of the Company's common stock, the S&P 500 Stock Index and the S&P 500 Financials Index for the period from December 31, 2015 through December 31, 2020. The graph assumes an initial investment of $100 on December 31, 2015. The cumulative returns for the Company's common stock and financial indices assume full reinvestment of dividends. This graph does not forecast future performance of the Company's common stock.

$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
2015
2016
2017
2018
2019
2020
Synchrony Financial
S&P 500
S&P 500 Financials

	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
Synchrony Financial	$100.00	$120.38	$130.44	$81.13	$127.76	$123.15
S&P 500	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04
S&P 500 Financials	$100.00	$122.80	$150.04	$130.49	$172.40	$169.49

Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock primarily related to our share repurchase program that were made by us or on our behalf during the three months ended December 31, 2020.

($ in millions, except per share data)	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Program(c)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program(b)
October 1 - 31, 2020	7,692	$27.25	—	$—
November 1 - 30, 2020	4	$28.87	—	$—
December 1 - 31, 2020	54	$32.29	—	$—
Total	7,750	$27.29	—	$—
_______________________
(a)Includes 7,692 shares, 4 shares and 54 shares withheld in October, November and December, respectively, to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying performance stock awards, restricted stock awards or upon the exercise of stock options.
(b)Amounts exclude commission costs.
(c)In January 2021, we announced that the Board of Directors approved a new share repurchase program of up to $1.6 billion through December 31, 2021, beginning in the first quarter of 2021.

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

4.4
Sixth Supplemental Indenture, dated as of August 4, 2016, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on August 4, 2016)

4.5
Seventh Supplemental Indenture, dated as of December 1, 2017, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on December 1, 2017)

4.6
Eighth Supplemental Indenture, dated as of March 19, 2019, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on March 19, 2019)

4.7
Ninth Supplemental Indenture, dated as of July 25, 2019, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on July 25, 2019)

4.8	Form of 4.500% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on July 23, 2015)

4.9	Form of 3.700% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on August 4, 2016)
4.10	Form of 3.950% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on December 1, 2017)
4.11	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 333-194528))
4.12	Form of 4.375% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on March 19, 2019)
4.13	Form of 5.150% Senior Notes due 2029 (incorporated by reference to Exhibit 4.3 of Form 8-K filed by Synchrony Financial on March 19, 2019)
4.14	Form of 2.850% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on July 25, 2019)
4.15
Certificate of Designations of 5.625% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, dated November 13, 2019. (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on November 14, 2019)

4.16
Deposit Agreement, dated November 14, 2019, by and among the Company, Computershare Inc. and Computershare Trust Company, N.A., collectively as Depositary, and the holders from time to time of the depositary receipts described therein. (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on November 14, 2019)

4.17*	Description of Registrant's Securities
10.1
Master Agreement, dated as of July 30, 2014, among General Electric Capital Corporation, Synchrony Financial, and, solely for purposes of certain sections and articles set forth therein, General Electric Company (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.2
Transitional Services Agreement, dated August 5, 2014, by and among General Electric Capital Corporation, Synchrony Financial and Retail Finance International Holdings, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed by Synchrony Financial on August 11, 2014)

10.3
Employee Matters Agreement, dated as of August 5, 2014, by and among General Electric Company, General Electric Capital Corporation and Synchrony Financial (incorporated by reference to Exhibit 10.4 of Form 8-K filed by Synchrony Financial on August 11, 2014)

10.4
Transitional Trademark License Agreement, dated as of August 5, 2014, by and between GE Capital Registry, Inc. and Synchrony Financial (incorporated by reference to Exhibit 10.5 of Form 8-K filed by Synchrony Financial on August 11, 2014)

10.5
Intellectual Property Cross License Agreement, dated as of August 5, 2014, by and between General Electric Company and General Electric Capital Corporation, on the one hand, and Synchrony Financial, on the other hand (incorporated by reference to Exhibit 10.6 of Form 8-K filed by Synchrony Financial on August 11, 2014)

10.6+
Form of agreement for awards under Synchrony 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.7+
Form of agreement for awards of Performance Share Units under Synchrony 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed by Synchrony Financial on April 28, 2016)

10.8
Master Indenture, dated as of September 25, 2003, between Synchrony Credit Card Master Note Trust (formerly known as GE Capital Credit Card Master Note Trust), as Issuer and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.9
Omnibus Amendment No. 1 to Securitization Documents, dated as of February 9, 2004, among RFS Holding, L.L.C., RFS Funding Trust, GE Capital Retail Bank (formerly known as Monogram Credit Card Bank of Georgia), Synchrony Credit Card Master Note Trust, Deutsche Bank Trust Company Delaware, as Trustee of RFS Funding Trust, RFS Holding, Inc. and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.16 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.10
Second Amendment to Master Indenture, dated as of June 17, 2004, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on July 2, 2004)

10.11
Third Amendment to Master Indenture, dated as of August 31, 2006, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on September 5, 2006)

10.12
Fourth Amendment to Master Indenture, dated as of June 28, 2007, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

10.13
Fifth Amendment to Master Indenture, dated as of May 22, 2008, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

10.14
Sixth Amendment to Master Indenture, dated as of August 7, 2009, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on August 7, 2009)

10.15
Seventh Amendment to Master Indenture, dated as of January 21, 2014, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on January 21, 2014)

10.16
Eighth Amendment to Master Indenture and Omnibus Supplement to Specified Indenture Supplements, dated as of March 11, 2014, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 14, 2014)

10.17
Ninth Amendment to Master Indenture, dated as of November 24, 2015, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 25, 2015)

10.18
Tenth Amendment to Master Indenture, dated as of March 3, 2016, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 7, 2016)

10.19
Eleventh Amendment to Master Indenture, dated as of April 21, 2017, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on April 26, 2017)

10.20
Second Omnibus Supplement to Specified Indenture Supplements, dated as of April 21, 2017, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.6 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on April 26, 2017)

10.21
Form of Indenture Supplement, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.8 of Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 16, 2012 (333-181466))

10.22
Form of Indenture Supplement, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.12 of Form SF-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 30, 2015 (333-206176))

10.23
Form of VFN Indenture Supplement, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.24 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.24
Form of Loan Agreement (VFN Series, Class A), among Synchrony Credit Card Master Note Trust, the Lenders party thereto from time to time, and the Managing Agents party thereto from time to time (incorporated by reference to Exhibit 10.25 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.25
Trust Agreement, dated as of September 25, 2003, between RFS Holding, L.L.C. and The Bank of New York (Delaware) (incorporated by reference to Exhibit 4.3 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.26
First Amendment to Trust Agreement, dated as of January 21, 2014, between RFS Holding, L.L.C. and BNY Mellon Trust of Delaware (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Master Note Trust and RFS Holding, L.L.C. on January 21, 2014)

10.27
Second Amendment to Trust Agreement, dated as of September 8, 2014, between RFS Holding, L.L.C. and BNY Mellon Trust of Delaware (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Master Note Trust and RFS Holding, L.L.C. on September 11, 2014)

10.28
Third Amendment to Trust Agreement, dated as of April 21, 2017, between RFS Holding, L.L.C. and BNY Mellon Trust of Delaware (incorporated by reference to Exhibit 4.5 of the current report on Form 8-K filed by Synchrony Credit Master Note Trust and RFS Holding, L.L.C. on April 26, 2017)

10.29
Custody and Control Agreement, dated as of September 25, 2003 by and among Deutsche Bank Trust Company of Americas, in its capacity as Custodian and in its capacity as Indenture Trustee, and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.8 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.30
Receivables Sale Agreement, dated as of June 27, 2003, between GE Capital Retail Bank (formerly known as Monogram Credit Card Bank of Georgia) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.9 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.31
RSA Assumption Agreement and Second Amendment to Receivables Sale Agreement, dated as of February 7, 2005, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on February 11, 2005)

10.32
Third Amendment to Receivables Sale Agreement, dated as of December 21, 2006, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 21, 2006)

10.33
Fourth Amendment to Receivables Sale Agreement, dated as of May 21, 2008, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

10.34
Designation of Removed Accounts and Fifth Amendment to Receivables Sale Agreement, dated as of December 29, 2008, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 30, 2008)

10.35
Designation of Removed Accounts and Sixth Amendment to Receivables Sale Agreement, dated as of February 26, 2009, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on February 26, 2009)

10.36
Seventh Amendment to Receivables Sale Agreement, dated as of November 23, 2010, between GE Capital Retail Bank (formerly known as GE Money Bank), and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 24, 2010)

10.37
Eighth Amendment to Receivables Sale Agreement, dated as of March 20, 2012, among GE Capital Retail Bank, RFS Holding, Inc., PLT Holding, L.L.C. and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 21, 2012)

10.38
Ninth Amendment to Receivables Sale Agreement, dated as of March 11, 2014, among GE Capital Retail Bank, RFS Holding, Inc., PLT Holding, L.L.C. and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 14, 2014)

10.39
Designation of Removed Accounts and Tenth Amendment to Receivables Sale Agreement, dated as of November 7, 2014, among Synchrony Bank (formerly known as GE Capital Retail Bank), RFS Holding Inc., PLT Holding, L.L.C. and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 14, 2014)

10.40
Eleventh Amendment to Receivables Sale Agreement, dated as of March 3, 2016 among Synchrony Bank (formerly known as GE Capital Retail Bank), RFS Holding Inc., PLT Holding, L.L.C. and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 7, 2016)

10.41
Twelfth Amendment to Receivables Sale Agreement, dated as of April 21, 2017 between Synchrony Bank (formerly known as GE Capital Retail Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on April 26, 2017)

10.42
Thirteenth Amendment to Receivables Sale Agreement, dated as of May 31, 2017 between Synchrony Bank (formerly known as GE Capital Retail Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on June 2, 2017)

10.43
Designation of Removed Accounts and Fourteenth Amendment to Receivables Sale Agreement, dated as of October 11, 2019 between Synchrony Bank (formerly known as GE Capital Retail Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on October 15, 2019)

10.44
Transfer Agreement, dated as of September 25, 2003, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.12 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.45
Second Amendment to Transfer Agreement, dated as of June 17, 2004, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on July 2, 2004)

10.46
Third Amendment to Transfer Agreement, dated as of November 21, 2004, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 24, 2004)

10.47
Fourth Amendment to Transfer Agreement, dated as of August 31, 2006, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on September 5, 2006)

10.48
Fifth Amendment to Transfer Agreement, dated as of December 21, 2006, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 21, 2006)

10.49
Sixth Amendment to Transfer Agreement, dated as of May 21, 2008, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

10.50
Reassignment of Receivables in Removed Accounts and Seventh Amendment to Transfer Agreement, dated as of December 29, 2008, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 30, 2008)

10.51
Reassignment No. 4 of Receivables in Removed Accounts and Eighth Amendment to Transfer Agreement, dated as of February 26, 2009, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on February 26, 2009)

10.52
Ninth Amendment to Transfer Agreement, dated as of March 31, 2010, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 31, 2010)

10.53
Tenth Amendment to Transfer Agreement, dated as of March 20, 2012, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 21, 2012)

10.54
Eleventh Amendment to Transfer Agreement, dated as of March 3, 2016, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 7, 2016)

10.55
Twelfth Amendment to Transfer Agreement, dated as of February 23, 2017, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on February 28, 2017)

10.56
Thirteenth Amendment to Transfer Agreement, dated as of April 21, 2017, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on April 26, 2017)

10.57
Servicing Agreement, dated as of June 27, 2003, by and among RFS Funding Trust Synchrony Credit Card Master Note Trust and General Electric Capital Corporation, successor to GE Capital Retail Bank (formerly known as Monogram Credit Card Bank of Georgia) (incorporated by reference to Exhibit 4.13 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.58
Servicing Assumption Agreement, dated as of February 7, 2005, by GE Capital Retail Bank (formerly known as GE Money Bank) (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on February 11, 2005)

10.59
First Amendment to Servicing Agreement, dated as of May 22, 2006, between Synchrony Credit Card Master Note Trust and GE Capital Retail Bank (formerly known as GE Money Bank) (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 25, 2006)

10.60
Second Amendment to Servicing Agreement, dated as of June 28, 2007, between Synchrony Credit Card Master Note Trust and GE Capital Retail Bank (formerly known as GE Money Bank) (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on June 28, 2007)

10.61
Instrument of Resignation, Appointment and Acceptance and Third Amendment to Servicing Agreement, dated as of May 22, 2008, by and among Synchrony Credit Card Master Note Trust, GE Capital Retail Bank (formerly known as GE Money Bank) and General Electric Capital Corporation (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

10.62
Fourth Amendment to Servicing Agreement, dated as of July 16, 2014, between Synchrony Credit Card Master Note Trust and General Electric Capital Corporation (incorporated by reference to Exhibit 4.14 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on July 16, 2014)

10.63
Fifth Amendment to Servicing Agreement, dated as of November 24, 2015, between Synchrony Credit Card Master Note Trust and General Electric Capital Corporation (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 25, 2015)

10.64
Sixth Amendment to Servicing Agreement, dated as of April 21, 2017, between Synchrony Credit Card Master Note Trust and Synchrony Financial (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on April 26, 2017)

10.65
Instrument of Resignation, Appointment and Acceptance, dated as of December 2, 2015, by and among Synchrony Credit Card Master Note Trust, General Electric Capital LLC and Synchrony Financial (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 4, 2015)

10.66
Administration Agreement, dated as of September 25, 2003, among Synchrony Credit Card Master Note Trust, General Electric Capital Corporation, as Administrator, and The Bank of New York (Delaware), not in its individual capacity but solely as Trustee (incorporated by reference to Exhibit 4.14 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.67
Asset Representations Review Agreement, dated as of March 4, 2016, among Synchrony Bank, RFS Holding, L.L.C., Synchrony Credit Card Master Note Trust, Synchrony Financial and Clayton Fixed Income Services LLC (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 7, 2016)

10.68
First Amendment to Administration Agreement, dated as of May 4, 2009, between Synchrony Credit Card Master Note Trust and General Electric Capital Corporation (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 6, 2009)

10.69
Instrument of Resignation, Appointment and Acceptance, dated as of July 16, 2014, by and among GE Capital Credit Card Master Note Trust, BNY Mellon Trust of Delaware and General Electric Capital Corporation (incorporated by reference to Exhibit 4.13 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on July 16, 2014)

10.70
Master Indenture, dated as of February 29, 2012, between GE Sales Finance Master Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.55 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.71
Supplement No. 1 to Master Indenture, dated as of September 19, 2012, between GE Sales Finance Master Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.56 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.72
Supplement No. 2 to Master Indenture, dated as of March 21, 2014, between GE Sales Finance Master Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.57 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.73
Form of Indenture Supplement, between GE Sales Finance Master Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.58 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.74
Form of Loan Agreement, among GE Sales Finance Master Trust, the Lenders party thereto from time to time, and the Lender Group Agents for the Lender Groups party thereto from time to time (incorporated by reference to Exhibit 10.59 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.75†
Amended and Restated Trust Agreement of GE Sales Finance Master Trust, dated as of February 29, 2012, between GE Sales Finance Holding, L.L.C. and BNY Mellon Trust of Delaware (incorporated by reference to Exhibit 10.60 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.76†
Amended and Restated Receivables Participation Agreement, dated as of February 29, 2012, between GE Capital Retail Bank and GEMB Lending Inc. (incorporated by reference to Exhibit 10.61 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.77
First Amendment to Amended and Restated Receivables Participation Agreement, dated as of August 17, 2012, between GE Capital Retail Bank and GEMB Lending Inc. (incorporated by reference to Exhibit 10.62 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.78
Second Amendment to Amended and Restated Receivables Participation Agreement, dated as of August 5, 2013, between GE Capital Retail Bank and GEMB Lending Inc. (incorporated by reference to Exhibit 10.63 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.79
Participation Interest Sale Agreement, dated as of February 29, 2012, between GEMB Lending Inc. and GE Sales Finance Holding, L.L.C. (incorporated by reference to Exhibit 10.64 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.80
First Amendment to Participation Interest Sale Agreement, dated as of September 19, 2012, between GEMB Lending Inc. and GE Sales Finance Holding, L.L.C. (incorporated by reference to Exhibit 10.65 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.81
Second Amendment to Participation Interest Sale Agreement, dated as of March 21, 2014, between GEMB Lending Inc. and GE Sales Finance Holding, L.L.C. (incorporated by reference to Exhibit 10.66 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.82
Transfer Agreement, dated as of February 29, 2012, between GE Sales Finance Holding, L.L.C. and GE Sales Finance Master Trust (incorporated by reference to Exhibit 10.67 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.83
First Amendment to Transfer Agreement, dated as of September 19, 2012, between GE Sales Finance Holding, L.L.C. and GE Sales Finance Master Trust (incorporated by reference to Exhibit 10.68 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.84
Second Amendment to Transfer Agreement, dated as of March 21, 2014, between GE Sales Finance Holding, L.L.C. and GE Sales Finance Master Trust (incorporated by reference to Exhibit 10.69 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.85
Servicing Agreement, dated as of February 29, 2012, between GE Capital Retail Bank and GE Sales Finance Master Trust (incorporated by reference to Exhibit 10.70 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.86
Administration Agreement, dated as of February 29, 2012, between GE Sales Finance Master Trust and GE Capital Retail Bank (incorporated by reference to Exhibit 10.71 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.87
General Electric Supplementary Pension Plan, as amended effective January 1, 2011 (incorporated by reference to Exhibit 10(g) of the annual report on Form 10-K filed by General Electric Company on February 25, 2011)

10.88
Form of Indemnification Agreement for directors, executive officers and key employees (incorporated by reference to Exhibit 10.89 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.89+
Synchrony Financial Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.91 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 33-194528))

10.90+	Form of Synchrony Financial Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Synchrony Financial on September 22, 2014)
10.91+	First Amendment to the Synchrony Financial Deferred Compensation Plan (incorporated by reference to Exhibit 10.109 to 2014 Annual Report on Form 10-K filed by Synchrony Financial on February 23, 2015)
10.92+	Form of Restricted Stock Unit and Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.2 to Form 8-K filed by Synchrony Financial on September 22, 2014)
10.93+	Form of Synchrony Financial Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Synchrony Financial on December 12, 2014)
10.94+	Form of Synchrony Financial Amended and Restated Restoration Plan (incorporated by reference to Exhibit 10.3 to Form 10-Q filed by Synchrony Financial on July 28, 2017)
10.95+	Synchrony Financial Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by Synchrony Financial on July 28, 2017)
10.96+	First Amendment to the Synchrony Financial Restoration Plan (incorporated by reference to Exhibit 10.118 to 2015 Annual Report on Form 10-K filed by Synchrony Financial on February 25, 2016)
10.97+	Second Amendment to the Synchrony Financial Restoration Plan (incorporated by reference to Exhibit 10.119 to 2015 Annual Report on Form 10-K filed by Synchrony Financial on February 25, 2016)
10.98+	Form of Synchrony Financial Change in Control Severance Plan (incorporated by reference to Exhibit 10.3 to Form 8-K filed by Synchrony Financial on May 27, 2015)
10.99+	Synchrony Financial Amended and Restated 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by Synchrony Financial on July 28, 2017)
10.100†
Services Agreement, dated as of September 15, 2015, between Retail Finance Servicing, LLC and First Data Resources, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Synchrony Financial on September 15, 2015)

10.101
Letter, dated as of October 19, 2015, delivered by General Electric Capital Corporation and acknowledged and agreed to by General Electric Company and Synchrony Financial(incorporated by reference to Exhibit 10.116 of Form S-4 Registration Statement filed by Synchrony Financial on October 19, 2015 (No. 333-207479))

10.102+
Amended and Restated form of agreement for awards of Restricted Stock Units and Non-Qualified Stock Options under Synchrony 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by Synchrony Financial on April 26, 2018)

10.103+
Amended and Restated form of agreement for awards of Performance Share Units under Synchrony 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by Synchrony Financial on April 26, 2018)

10.104+
Form of agreement for awards of Restricted Stock Units under Synchrony 2014 Long-Term Incentive Plan to directors of Synchrony Financial (incorporated by reference to Exhibit 10.3 to Form 10-Q filed by Synchrony Financial on April 26, 2018)

10.105+	Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.4 to Form 10-Q filed by Synchrony Financial on April 26, 2018)
10.106+	First Amendment to the Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by Synchrony Financial on October 22, 2020)
10.107
Amended and Restated Master Indenture, dated as of May 1, 2018, between Synchrony Card Issuance Trust, as Issuer and The Bank of New York Mellon, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form SF-3 Registration Statement filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 4, 2018 (No. 333-224689 and 333-224689-01))

10.108
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

10.120
Synchrony Series Indenture Supplement, dated as of September 26, 2018, between Synchrony Card Issuance Trust and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on October 2, 2018)

10.121
Amended and Restated form of agreement for awards under Synchrony 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the quarterly report on Form 10-Q filed by Synchrony Financial on April 25, 2019)

10.122
Amended and Restated form of agreement for awards of Performance Share Units under Synchrony 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the quarterly report on Form 10-Q filed by Synchrony Financial on April 25, 2019)

10.123	Synchrony Financial Amended and Restated 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the quarterly report on Form 10-Q filed by Synchrony Financial on October 24, 2019)
10.124
Synchrony Financial Amended and Restated Change in Control Severance Plan (incorporated by reference to Exhibit 10.2 of the quarterly report on Form 10-Q filed by Synchrony Financial on October 24, 2019)

10.125
First Amendment to Synchrony Financial Amended and Restated Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 of the quarterly report on Form 10-Q filed by Synchrony Financial on October 22, 2020)

10.126	First Amendment to the Synchrony Financial Restoration Plan (incorporated by reference to Exhibit 10.3 of the quarterly report on Form 10-Q filed by Synchrony Financial on October 24, 2019)
10.127*	Separation Agreement and Release, dated as of December 9, 2020, between Synchrony Bank and Neeraj Mehta
21.1*	Subsidiaries of the Registrant
23.1*	Consent of KPMG LLP
24.1*	Powers of Attorney (included on the signature page)

31(a)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended
31(b)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended
32*	Certification Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included as Exhibit 101)
______________________
*Filed electronically herewith.
†Confidential treatment granted to certain portions, which portions have been provided separately to the Securities and Exchange Commission.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(b) of this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2020, to be signed on its behalf by the undersigned, and in the capacity indicated, thereunto duly authorized in the City of Stamford and State of Connecticut on the 11th day of February 2021.

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

Signature	Title	Date

/s/ Margaret M. Keane	Principal Executive Officer Director	February 11, 2021
Margaret M. Keane Director and Chief Executive Officer

/s/ Brian J. Wenzel Sr.	Principal Financial Officer	February 11, 2021
Brian J. Wenzel Sr. Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

/s/ David P. Melito	Principal Accounting Officer	February 11, 2021
David P. Melito Senior Vice President and Controller

/s/ Fernando Aguirre	Director	February 11, 2021
Fernando Aguirre

/s/ Paget L. Alves	Director	February 11, 2021
Paget L. Alves

/s/ Arthur W. Coviello, Jr.	Director	February 11, 2021
Arthur W. Coviello, Jr.

/s/ William W. Graylin	Director	February 11, 2021
William W. Graylin

/s/ Roy A. Guthrie	Director	February 11, 2021
Roy A. Guthrie

/s/ Richard C. Hartnack	Director	February 11, 2021
Richard C. Hartnack

/s/ Jeffrey G. Naylor	Director	February 11, 2021
Jeffrey G. Naylor

/s/ P.W. Parker	Director	February 11, 2021
P.W. Parker

/s/ Laurel J. Richie	Director	February 11, 2021
Laurel J. Richie

/s/ Olympia J. Snowe	Director	February 11, 2021
Olympia J. Snowe

/s/ Ellen M. Zane	Director	February 11, 2021
Ellen M. Zane