Form 10-Q
period 2021-03-31
Synchrony Financial
filed 2021-04-27
CIK 1601712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 20, 2021 was 581,598,847.

Synchrony Financial

Certain Defined Terms
Except as the context may otherwise require in this report, references to:
•“we,” “us,” “our” and the “Company” are to SYNCHRONY FINANCIAL and its subsidiaries;
•“Synchrony” are to SYNCHRONY FINANCIAL only;
•the “Bank” are to Synchrony Bank (a subsidiary of Synchrony);
•the “Board of Directors” or “Board” are to Synchrony's board of directors;
•"CECL" are to the impairment model known as the Current Expected Credit Loss model, which is based on expected credit losses; and
•“Vantage” are to VantageScore, a credit score developed by the three major credit reporting agencies which is used as a means of evaluating the likelihood that credit users will pay their obligations.
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
For a description of certain other terms we use, including “active account” and “purchase volume,” see the notes to “Management’s Discussion and Analysis—Results of Operations—Other Financial and Statistical Data” in our Annual Report on Form 10-K for the year ended December 31, 2020 (our “2020 Form 10-K”). There is no standard industry definition for many of these terms, and other companies may define them differently than we do.

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
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this report and in our public filings, including under the heading “Risk Factors Relating to Our Business” and “Risk Factors Relating to Regulation” in our 2020 Form 10-K. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties, or potentially inaccurate assumptions that could cause our current expectations or beliefs to change. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report and in our 2020 Form 10-K. The discussion below contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations. See “Cautionary Note Regarding Forward-Looking Statements.”
Introduction and Business Overview
____________________________________________________________________________________________
We are a premier consumer financial services company delivering a wide range of specialized financing programs, as well as innovative consumer banking products, across key industries including digital, retail, home, auto, travel, health and pet. We provide a range of credit products through our financing programs which we have established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” For the three months ended March 31, 2021, we financed $34.7 billion of purchase volume and had 66.3 million average active accounts, and at March 31, 2021, we had $76.9 billion of loan receivables.
We offer our credit products primarily through our wholly-owned subsidiary, the Bank. In addition, through the Bank, we offer, directly to retail and commercial customers, a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”), including certificates of deposit, individual retirement accounts (“IRAs”), money market accounts and savings accounts. We also take deposits at the Bank through third-party securities brokerage firms that offer our FDIC-insured deposit products to their customers. We have significantly expanded our online direct banking operations in recent years and our deposit base serves as a source of stable and diversified low cost funding for our credit activities. At March 31, 2021, we had $62.7 billion in deposits, which represented 81% of our total funding sources.
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

Retail Card
Retail Card is a leading provider of private label credit cards, and also provides Dual Cards, general purpose co-branded credit cards and small and medium-sized business credit products. We offer one or more of these products primarily through 24 national and regional retailers with which we have ongoing program agreements. The average length of our relationship with these Retail Card partners is 23 years. Retail Card’s revenue primarily consists of interest and fees on our loan receivables. Other income primarily consists of interchange fees earned when our Dual Card or general purpose co-branded cards are used outside of our partners' sales channels and fees paid to us by customers who purchase our debt cancellation products, less loyalty program payments. In addition, the majority of our retailer share arrangements, which provide for payments to our partner if the economic performance of the program exceeds a contractually-defined threshold, are with partners in the Retail Card sales platform. Substantially all of the credit extended in this platform is on standard terms.
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
CareCredit
CareCredit is a leading provider of promotional financing to consumers for health, veterinary and personal care procedures, services and products. We have a network of CareCredit providers and health-focused retailers, the vast majority of which are individual or small groups of independent healthcare providers, through which we offer a CareCredit branded private label credit card and our CareCredit Dual Card offering, along with complementary products such as Pets Best pet insurance. Substantially all of the credit extended in this platform is promotional financing. CareCredit’s revenue primarily consists of interest and fees on our loan receivables, including merchant discounts.

Our Credit Products
____________________________________________________________________________________________
Through our platforms, we offer three principal types of credit products: credit cards, commercial credit products and consumer installment loans. We also offer a debt cancellation product.
The following table sets forth each credit product by type and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at March 31, 2021.

		Promotional Offer
Credit Product	Standard Terms Only	Deferred Interest	Other Promotional	Total
Credit cards	61.4%	17.9%	16.0%	95.3%
Commercial credit products	1.6	—	—	1.6
Consumer installment loans	—	0.1	3.0	3.1
Other	—	—	—	—
Total	63.0%	18.0%	19.0%	100.0%
Credit Cards
We typically offer the following principal types of credit cards:
•Private Label Credit Cards. Private label credit cards are partner-branded credit cards (e.g., Lowe’s or Amazon) or program-branded credit cards (e.g., Synchrony Car Care or CareCredit) that are used primarily for the purchase of goods and services from the partner or within the program network. In addition, in some cases, cardholders may be permitted to access their credit card accounts for cash advances. In Retail Card, credit under our private label credit cards typically is extended on standard terms only, and in Payment Solutions and CareCredit, credit under our private label credit cards typically is extended pursuant to a promotional financing offer.
•Dual Cards and General Purpose Co-Branded Cards. Our patented Dual Cards are credit cards that function as private label credit cards when used to purchase goods and services from our partners, and as general purpose credit cards when used to make purchases from other retailers wherever cards from those card networks are accepted or for cash advance transactions. We also offer general purpose co-branded credit cards that do not function as private label credit cards, as well as, in limited circumstances, a Synchrony-branded general purpose credit card. Credit extended under our Dual Cards and general purpose co-branded credit cards typically is extended on standard terms only. We offer either Dual Cards or general purpose co-branded credit cards across all of our sales platforms, spanning 21 ongoing credit partners and our CareCredit Dual Card, of which the majority are Dual Cards. Consumer Dual Cards and Co-Branded cards totaled 23% of our total loan receivables portfolio at March 31, 2021.
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

Business Trends and Conditions
____________________________________________________________________________________________
We believe our business and results of operations will be impacted in the future by various trends and conditions. For a discussion of certain trends and conditions, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Trends and Conditions” in our 2020 Form 10-K. For a discussion of how certain trends and conditions impacted the three months ended March 31, 2021, see “—Results of Operations.”
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
The seasonal trends discussed above are most evident between the fourth quarter and the first quarter of the following year. In addition to these seasonal trends, we continue to experience improvements in customer payment behavior, which include the effects of recent governmental stimulus actions. Customer payments as a percentage of beginning-of-period loan receivables for the three months ended March 31, 2021 were approximately 200 basis points higher than our prior five-year historical average for the first quarter. Loan receivables decreased by $5.0 billion, or 6.1%, to $76.9 billion at March 31, 2021 compared to December 31, 2020, primarily due to the effects of customers paying down their balances and past due balances declined to $2.2 billion at March 31, 2021 from $2.5 billion at December 31, 2020, primarily due to collections from customers that were previously delinquent. Our allowance for credit losses as a percentage of total loan receivables increased to 12.88% at March 31, 2021, from 12.54% at December 31, 2020. The increase in the allowance for credit losses as a percentage of loan receivables at March 31, 2021 compared to December 31, 2020, despite a decrease in our past due balances, primarily reflects these same seasonal trends.

Results of Operations
____________________________________________________________________________________________
Highlights for the Three Months Ended March 31, 2021
Below are highlights of our performance for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, as applicable, except as otherwise noted.
•Net earnings increased 258.4% to $1.0 billion for the three months ended March 31, 2021 primarily driven by lower provision for credit losses and a decrease in other expense, partially offset by lower net interest income.
•Loan receivables decreased 6.8% to $76.9 billion at March 31, 2021 compared to March 31, 2020, primarily driven by the impacts of the 2020 shutdowns and improvements in customer payment behavior, partially offset by higher purchase volume.
•Net interest income decreased 11.6% to $3.4 billion for the three months ended March 31, 2021 primarily due to a decrease in interest and fees on loans driven by an increase in payment rates and lower delinquencies, partially offset by a decrease in interest expense reflecting lower benchmark interest rates.
•Retailer share arrangements increased 6.8% to $989 million for the three months ended March 31, 2021, primarily due to lower net charge-offs.
•Over-30 day loan delinquencies as a percentage of period-end loan receivables decreased 141 basis points to 2.83% at March 31, 2021, and the net charge-off rate decreased 174 basis points to 3.62% for the three months ended March 31, 2021.
•Provision for credit losses decreased by $1.3 billion, or 80.1% for the three months ended March 31, 2021. The decrease was primarily driven by lower reserves and lower net charge-offs. Our allowance coverage ratio (allowance for credit losses as a percent of period-end loan receivables) increased to 12.88% at March 31, 2021, as compared to 11.13% at March 31, 2020, primarily due to the impact of the prior year pandemic shutdowns.
•Other expense decreased by $70 million, or 7.0%, for the three months ended March 31, 2021 primarily driven by lower operational losses and lower marketing and business development costs, partially offset by higher employee costs.
•At March 31, 2021, deposits represented 81% of our total funding sources. Total deposits were flat at $62.7 billion at March 31, 2021, compared to December 31, 2020.
•During the three months ended March 31, 2021, we declared and paid cash dividends on our Series A 5.625% non-cumulative preferred stock of $14.06 per share, or $11 million.
•During the three months ended March 31, 2021, we repurchased $200 million of our outstanding common stock, and declared and paid cash dividends of $0.22 per share, or $128 million.
•In February 2021 in our CareCredit sales platform, we completed our acquisition of Allegro Credit, a leading provider of point-of-sale consumer financing for audiology products and dental services.
2021 Partner Agreements
•In our Retail Card sales platform, we extended our program agreement with American Eagle. In April 2021, we announced that we will not be renewing our program agreement with Gap Inc. when it expires on April 30, 2022. We expect our strategic options will be accretive to dilutive earnings per share relative to renewal terms and if the portfolio is sold we expect to recognize a gain on sale of the portfolio and redeploy approximately $1 billion of capital.

•Excluding our program agreement with Gap Inc., our five largest programs based upon interest and fees on loans for the year ended December 31, 2020 were Amazon, JCPenney, Lowe’s, PayPal and Sam’s Club.
•In our Payment Solutions sales platform, we announced our new partnerships with Family Farm & Home and BoxDrop and extended our program agreements with Ashley HomeStores LTD, CITGO, Phillips 66 and Tacony Corporation.
•In our CareCredit sales platform, we expanded our network through our new partnerships with Emory Healthcare, Mercy Health, Prime Health and Southern Veterinary Partners. In addition, we also made our CareCredit patient financing app available in the Epic App Orchard, further expanding the availability of CareCredit to healthcare organizations using Epic.
Information About Our Executive Officers and Board of Directors
•The following events were effective April 1, 2021:
•Margaret Keane, 61, Synchrony’s Chief Executive Officer (“CEO”), transitioned roles from CEO to Executive Chair of the Board.
•Brian Doubles, 45, Synchrony’s President, succeeded Ms. Keane to become President and CEO, and joined the Board as a director.
•Rick Hartnack, 75, Non-Executive Chair of the Board, retired.
•Jeffrey Naylor, 62, became Lead Independent Director of the Board.
Summary Earnings
The following table sets forth our results of operations for the periods indicated.

	Three months ended March 31,
($ in millions)	2021	2020
Interest income	$3,742	$4,407
Interest expense	303	517
Net interest income	3,439	3,890
Retailer share arrangements	(989)	(926)
Provision for credit losses	334	1,677
Net interest income, after retailer share arrangements and provision for credit losses	2,116	1,287
Other income	131	97
Other expense	932	1,002
Earnings before provision for income taxes	1,315	382
Provision for income taxes	290	96
Net earnings	$1,025	$286
Net earnings available to common stockholders	$1,014	$275

Other Financial and Statistical Data
The following table sets forth certain other financial and statistical data for the periods indicated.

	At and for the
	Three months ended March 31,
($ in millions)	2021	2020
Financial Position Data (Average):
Loan receivables, including held for sale	$78,358	$84,428
Total assets	$96,455	$100,722
Deposits	$63,070	$64,665
Borrowings	$15,659	$18,793
Total equity	$13,071	$12,592
Selected Performance Metrics:
Purchase volume(1)(2)	$34,749	$32,042
Retail Card	$26,540	$24,008
Payment Solutions	$5,561	$5,375
CareCredit	$2,648	$2,659
Average active accounts (in thousands)(2)(3)	66,280	72,078
Net interest margin(4)	13.98%	15.15%
Net charge-offs	$699	$1,125
Net charge-offs as a % of average loan receivables, including held for sale	3.62%	5.36%
Allowance coverage ratio(5)	12.88%	11.13%
Return on assets(6)	4.3%	1.1%
Return on equity(7)	31.8%	9.1%
Equity to assets(8)	13.55%	12.50%
Other expense as a % of average loan receivables, including held for sale	4.82%	4.77%
Efficiency ratio(9)	36.1%	32.7%
Effective income tax rate	22.1%	25.1%
Selected Period-End Data:
Loan receivables	$76,858	$82,469
Allowance for credit losses	$9,901	$9,175
30+ days past due as a % of period-end loan receivables(10)	2.83%	4.24%
90+ days past due as a % of period-end loan receivables(10)	1.52%	2.10%
Total active accounts (in thousands)(2)(3)	65,219	68,849
______________________
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
(8)Equity to assets represents average total equity as a percentage of average total assets.
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

	2021			2020
Three months ended March 31 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$14,610	$4	0.11%	$12,902	$42	1.31%
Securities available for sale	6,772	6	0.36%	5,954	25	1.69%
Loan receivables, including held for sale(3):
Credit cards	74,865	3,657	19.81%	81,716	4,272	21.03%
Consumer installment loans	2,219	53	9.69%	1,432	35	9.83%
Commercial credit products	1,231	21	6.92%	1,243	33	10.68%
Other	43	1	NM	37	—	—%
Total loan receivables, including held for sale	78,358	3,732	19.32%	84,428	4,340	20.67%
Total interest-earning assets	99,740	3,742	15.22%	103,284	4,407	17.16%
Non-interest-earning assets:
Cash and due from banks	1,635			1,450
Allowance for credit losses	(10,225)			(8,708)
Other assets	5,305			4,696
Total non-interest-earning assets	(3,285)			(2,562)
Total assets	$96,455			$100,722
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$62,724	$170	1.10%	$64,366	$356	2.22%
Borrowings of consolidated securitization entities	7,694	51	2.69%	9,986	73	2.94%
Senior unsecured notes	7,965	82	4.18%	8,807	88	4.02%
Total interest-bearing liabilities	78,383	303	1.57%	83,159	517	2.50%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	346			299
Other liabilities	4,655			4,672
Total non-interest-bearing liabilities	5,001			4,971
Total liabilities	83,384			88,130
Equity
Total equity	13,071			12,592
Total liabilities and equity	$96,455			$100,722
Interest rate spread(4)			13.65%			14.66%
Net interest income		$3,439			$3,890
Net interest margin(5)			13.98%			15.15%
_______________________
(1)Average yields/rates are based on total interest income/expense over average balances.
(2)Includes average restricted cash balances of $423 million and $981 million for the three months ended March 31, 2021 and 2020, respectively.
(3)Interest income on loan receivables includes fees on loans of $514 million and $656 million for the three months ended March 31, 2021 and 2020, respectively.
(4)Interest rate spread represents the difference between the yield on total interest-earning assets and the rate on total interest-bearing liabilities.
(5)Net interest margin represents net interest income divided by average total interest-earning assets.

For a summary description of the composition of our key line items included in our Statements of Earnings, see Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Form 10-K.
Interest Income
Interest income decreased by $665 million, or 15.1%, for the three months ended March 31, 2021 primarily driven by a decrease in interest and fees on loans attributed to improvements in customer payment behavior and lower delinquencies.
Average interest-earning assets

Three months ended March 31 ($ in millions)	2021	%	2020	%
Loan receivables, including held for sale	$78,358	78.6%	$84,428	81.7%
Liquidity portfolio and other	21,382	21.4%	18,856	18.3%
Total average interest-earning assets	$99,740	100.0%	$103,284	100.0%
The decrease in average loan receivables, including held for sale, of 7.2% for the three months ended March 31, 2021 was primarily driven by the 2020 shutdowns and improvements in customer payment behavior. These decreases were partially offset by higher purchase volume in the three months ended March 31, 2021.
Yield on average interest-earning assets
The yield on average interest-earning assets decreased for the three months ended March 31, 2021, primarily due to a decrease in the yield on average loan receivables and a decrease in the percentage of interest-earning assets attributable to loan receivables. The decrease in loan receivable yield was 135 basis points to 19.32% for the three months ended March 31, 2021, primarily driven by higher payment rates and lower delinquencies.
Interest Expense
Interest expense decreased by $214 million, or 41.4%, for the three months ended March 31, 2021, driven primarily by lower benchmark interest rates. Our cost of funds decreased to 1.57% for the three months ended March 31, 2021, compared to 2.50% for the three months ended March 31, 2020.
Average interest-bearing liabilities

Three months ended March 31 ($ in millions)	2021	%	2020	%
Interest-bearing deposit accounts	$62,724	80.0%	$64,366	77.4%
Borrowings of consolidated securitization entities	7,694	9.8%	9,986	12.0%
Senior unsecured notes	7,965	10.2%	8,807	10.6%
Total average interest-bearing liabilities	$78,383	100.0%	$83,159	100.0%
Net Interest Income
Net interest income decreased by $451 million, or 11.6%, for the three months ended March 31, 2021, primarily driven by the decrease in interest and fees on loans discussed above, partially offset by the decrease in interest expense.
Retailer Share Arrangements
Retailer share arrangements increased by $63 million, or 6.8%, for the three months ended March 31, 2021, primarily due to lower net charge-offs.
Provision for Credit Losses
Provision for credit losses decreased by $1.3 billion, or 80.1%, for the three months ended March 31, 2021, primarily driven by lower reserves in the current year and lower net charge-offs.

Other Income

	Three months ended March 31,
($ in millions)	2021	2020
Interchange revenue	$171	$161
Debt cancellation fees	69	69
Loyalty programs	(179)	(158)
Other	70	25
Total other income	$131	$97
Other income increased by $34 million, or 35.1%, for the three months ended March 31, 2021, primarily driven by gains related to investment securities and an increase in interchange revenue, partially offset by higher loyalty costs.
Other Expense

	Three months ended March 31,
($ in millions)	2021	2020
Employee costs	$364	$324
Professional fees	190	197
Marketing and business development	95	111
Information processing	131	123
Other	152	247
Total other expense	$932	$1,002
Other expense decreased by $70 million, or 7.0%, for the three months ended March 31, 2021, primarily driven by lower other expense and lower marketing and business development costs, partially offset by higher employee costs.
The "other" component decreased primarily due to lower operational losses. The decrease in marketing and business development was primarily due to the timing of program spend. The increase in employee costs was primarily due to higher stock-based compensation expense.
Provision for Income Taxes

	Three months ended March 31,
($ in millions)	2021	2020
Effective tax rate	22.1%	25.1%
Provision for income taxes	$290	$96
The effective tax rate for the three months ended March 31, 2021 decreased compared to the same period in the prior year primarily due to the resolution of certain tax matters in the current period. For both periods presented, the effective tax rate also differs from the applicable U.S. federal statutory tax rate primarily due to state income taxes.
Platform Analysis
As discussed above under “—Our Sales Platforms,” we offer our products through three sales platforms (Retail Card, Payment Solutions and CareCredit), which management measures based on their revenue-generating activities. The following is a discussion of certain supplemental information for the three months ended March 31, 2021, for each of our sales platforms.

Retail Card

	Three months ended March 31,
($ in millions)	2021	2020
Purchase volume	$26,540	$24,008
Period-end loan receivables	$47,855	$52,390
Average loan receivables, including held for sale	$49,044	$53,820
Average active accounts (in thousands)	49,078	53,018

Interest and fees on loans	$2,547	$3,037
Retailer share arrangements	$(970)	$(904)
Other income	$66	$59
Retail Card interest and fees on loans decreased by $490 million, or 16.1%, for the three months ended March 31, 2021, primarily driven by lower average loan receivables and lower loan receivables yield.
Retailer share arrangements increased by $66 million, or 7.3%, for the three months ended March 31, 2021, primarily as a result of the factors discussed under the heading “Retailer Share Arrangements” above.
Other income increased by $7 million, or 11.9%, for the three months ended March 31, 2021, primarily as a result of the factors discussed under the heading "Other Income" above.
Payment Solutions

	Three months ended March 31,
($ in millions)	2021	2020
Purchase volume	$5,561	$5,375
Period-end loan receivables	$19,682	$19,973
Average loan receivables, including held for sale	$19,867	$20,344
Average active accounts (in thousands)	11,496	12,681

Interest and fees on loans	$627	$706
Retailer share arrangements	$(15)	$(18)
Other income	$19	$13
Payment Solutions interest and fees on loans decreased by $79 million, or 11.2%, for the three months ended March 31, 2021, primarily driven by lower late fees, lower finance charges and lower merchant discount.
CareCredit

	Three months ended March 31,
($ in millions)	2021	2020
Purchase volume	$2,648	$2,659
Period-end loan receivables	$9,321	$10,106
Average loan receivables	$9,447	$10,264
Average active accounts (in thousands)	5,706	6,379

Interest and fees on loans	$558	$597
Retailer share arrangements	$(4)	$(4)
Other income	$46	$25
CareCredit interest and fees on loans decreased by $39 million, or 6.5%, for the three months ended March 31, 2021, primarily driven by lower late fees and lower merchant discount.

Other income increased by $21 million, or 84.0%, for the three months ended March 31, 2021, primarily due to commission fees earned by Pets Best.
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
The following table sets forth the composition of our loan receivables portfolio by product type at the dates indicated.

($ in millions)	At March 31, 2021	(%)	At December 31, 2020	(%)
Loans
Credit cards	$73,244	95.3%	$78,455	95.9%
Consumer installment loans	2,319	3.0%	2,125	2.6
Commercial credit products	1,248	1.6%	1,250	1.5
Other	47	0.1%	37	—
Total loans	$76,858	100.0%	$81,867	100.0%
Loan receivables decreased 6.1% to $76.9 billion at March 31, 2021 compared to December 31, 2020, primarily driven by improvements in customer payment behavior, which include the effects of recent governmental stimulus actions, as well as the seasonality of our business. Customer payments as a percentage of beginning-of-period loan receivables for the three months ended March 31, 2021 were approximately 200 basis points higher than our prior five-year historical average for the first quarter.
Loan receivables decreased 6.8% to $76.9 billion at March 31, 2021 compared to March 31, 2020, primarily driven by the impacts of the 2020 shutdowns and an improvement in customer payment behavior, partially offset by higher purchase volume in the three months ended March 31, 2021.
Our loan receivables portfolio had the following geographic concentration at March 31, 2021.

($ in millions)	Loan Receivables Outstanding	% of Total Loan Receivables Outstanding
State
Texas	$7,962	10.4%
California	$7,923	10.3%
Florida	$6,768	8.8%
New York	$4,172	5.4%
North Carolina	$3,177	4.1%
Delinquencies
Over-30 day loan delinquencies as a percentage of period-end loan receivables decreased to 2.83% at March 31, 2021 from 4.24% at March 31, 2020, and decreased from 3.07% at December 31, 2020. The decrease compared to the prior year period was primarily driven by an improvement in customer payment behavior. The current quarter decrease as compared to December 31, 2020 reflects these same improvements as well as the seasonality of our business.

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

	Three months ended March 31,
	2021	2020
Net charge-off rate	3.62%	5.36%
Allowance for Credit Losses
The allowance for credit losses totaled $9.9 billion at March 31, 2021, compared to $10.3 billion at December 31, 2020 and $9.2 billion at March 31, 2020, and reflects our estimate of expected credit losses for the life of the loan receivables on our consolidated statement of financial position.
Our allowance for credit losses as a percentage of total loan receivables increased to 12.88% at March 31, 2021, from 12.54% at December 31, 2020 and from 11.13% at March 31, 2020.
The increase compared to March 31, 2020 is primarily driven by the impact of the prior year pandemic shutdowns, which resulted in a higher estimate of expected credit losses due to the economic decline. The increase compared to December 31, 2020 reflects the seasonality of our business, partially offset by lower reserves in the current quarter.

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
Funding Sources
Our primary funding sources include cash from operations, deposits (direct and brokered deposits), securitized financings and senior unsecured notes.
The following table summarizes information concerning our funding sources during the periods indicated:

	2021			2020
Three months ended March 31 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$62,724	80.0%	1.1%	$64,366	77.4%	2.2%
Securitized financings	7,694	9.8	2.7	9,986	12.0	2.9
Senior unsecured notes	7,965	10.2	4.2	8,807	10.6	4.0
Total	$78,383	100.0%	1.6%	$83,159	100.0%	2.5%
______________________
(1)Excludes $346 million and $299 million average balance of non-interest-bearing deposits for the three months ended March 31, 2021 and 2020, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the three months ended March 31, 2021 and 2020.

Deposits
We obtain deposits directly from retail and commercial customers (“direct deposits”) or through third-party brokerage firms that offer our deposits to their customers (“brokered deposits”). At March 31, 2021, we had $52.2 billion in direct deposits and $10.5 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger that channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to continue to utilize our direct deposits base as a source of stable and diversified low-cost funding.
Our direct deposits include a range of FDIC-insured deposit products, including certificates of deposit, IRAs, money market accounts and savings accounts.
Brokered deposits are primarily from retail customers of large brokerage firms. We have relationships with 11 brokers that offer our deposits through their networks. Our brokered deposits consist primarily of certificates of deposit that bear interest at a fixed rate and at March 31, 2021, had a weighted average remaining life of 1.9 years. These deposits generally are not subject to early withdrawal.
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
The following table summarizes certain information regarding our interest-bearing deposits by type (all of which constitute U.S. deposits) for the periods indicated:

Three months ended March 31 ($ in millions)	2021			2020
	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$25,291	40.3%	1.5%	$34,019	52.9%	2.5%
Savings accounts (including money market accounts)	26,806	42.8	0.5	19,644	30.5	1.7
Brokered deposits	10,627	16.9	1.5	10,703	16.6	2.4
Total interest-bearing deposits	$62,724	100.0%	1.1%	$64,366	100.0%	2.2%
Our deposit liabilities provide funding with maturities ranging from one day to ten years. At March 31, 2021, the weighted average maturity of our interest-bearing time deposits was 1.0 years. See Note 7. Deposits to our condensed consolidated financial statements for more information on the maturities of our time deposits.

The following table summarizes deposits by contractual maturity at March 31, 2021:

($ in millions)	3 Months or Less	Over 3 Months but within 6 Months	Over 6 Months but within 12 Months	Over 12 Months	Total
U.S. deposits (less than FDIC insurance limit)(1)(2)	$31,634	$3,583	$6,624	$7,702	$49,543
U.S. deposits (in excess of FDIC insurance limit)(2)
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	1,403	1,086	1,990	1,203	5,682
Savings accounts (including money market accounts)	7,510	—	—	—	7,510
Brokered deposits:
Sweep accounts	26	—	—	—	26
Total	$40,573	$4,669	$8,614	$8,905	$62,761
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
The following table summarizes expected contractual maturities of the investors’ interests in securitized financings, excluding debt premiums, discounts and issuance costs at March 31, 2021.

($ in millions)	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years	Total
Scheduled maturities of long-term borrowings—owed to securitization investors:
SYNCT(1)	$1,457	$2,840	$—	$—	$4,297
SFT	300	—	—	—	300
SYNIT(1)	1,750	850	—	—	2,600
Total long-term borrowings—owed to securitization investors	$3,507	$3,690	$—	$—	$7,197
______________________
(1)Excludes any subordinated classes of SYNCT notes and SYNIT notes that we owned at March 31, 2021.
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
The following table summarizes for each of our trusts the three-month rolling average excess spread at March 31, 2021.

	Note Principal Balance ($ in millions)	# of Series Outstanding	Three-Month Rolling Average Excess Spread(1)
SYNCT	$4,525	9	~18.4% to 21.2%
SFT	$300	5	19.1%
SYNIT	$2,600	1	17.5%
______________________
(1)Represents the excess spread (generally calculated as interest income collected from the applicable pool of loan receivables less applicable net charge-offs, interest expense and servicing costs, divided by the aggregate principal amount of loan receivables in the applicable pool) for SFT or, in the case of SYNCT, a range of the excess spreads relating to the particular series issued within such trust or, in the case of SYNIT, the excess spread relating to the one outstanding series issued within such trust, in all cases omitting any series that have not been outstanding for at least three full monthly periods and calculated in accordance with the applicable trust or series documentation, for the three securitization monthly periods ended March 31, 2021.
Senior Unsecured Notes
The following table provides a summary of our outstanding fixed rate senior unsecured notes at March 31, 2021.

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
______________________
(1)Weighted average interest rate of all senior unsecured notes at March 31, 2021 was 3.94%.
(2)The amounts shown exclude unamortized debt discounts, premiums and issuance costs.

Short-Term Borrowings
Except as described above, there were no material short-term borrowings for the periods presented.
Other
At March 31, 2021, we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
Covenants
The indenture pursuant to which our senior unsecured notes have been issued includes various covenants. If we do not satisfy any of these covenants, the maturity of amounts outstanding thereunder may be accelerated and become payable. We were in compliance with all of these covenants at March 31, 2021.
At March 31, 2021, we were not in default under any of our credit facilities.
Credit Ratings
Our borrowing costs and capacity in certain funding markets, including securitizations and senior and subordinated debt, may be affected by the credit ratings of the Company, the Bank and the ratings of our asset-backed securities.
The table below reflects our current credit ratings and outlooks:

	S&P	Fitch Ratings
Synchrony Financial
Senior unsecured debt	BBB-	BBB-
Preferred stock	BB-	B+
Outlook for Synchrony Financial senior unsecured debt	Stable	Negative
Synchrony Bank
Senior unsecured debt	BBB	BBB-
Outlook for Synchrony Bank senior unsecured debt	Stable	Negative
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

We maintain a liquidity portfolio, which at March 31, 2021 had $22.6 billion of liquid assets, primarily consisting of cash and equivalents and short-term obligations of the U.S. Treasury, less cash in transit which is not considered to be liquid, compared to $18.3 billion of liquid assets at December 31, 2020. The increase in liquid assets was primarily due to the reduction in our loan receivables, the retention of excess cash flows from operations and the seasonality of our business. We believe our liquidity position at March 31, 2021 remains strong as we continue to operate in a period of uncertain economic conditions related to COVID-19 and we will continue to closely monitor our liquidity as economic conditions change.
As additional sources of liquidity, at March 31, 2021, we had an aggregate of $4.9 billion of undrawn committed capacity on our securitized financings, subject to customary borrowing conditions, from private lenders under our securitization programs and $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders, and we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
As a general matter, investments included in our liquidity portfolio are expected to be highly liquid, giving us the ability to readily convert them to cash. The level and composition of our liquidity portfolio may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.
We rely significantly on dividends and other distributions and payments from the Bank for liquidity; however, bank regulations, contractual restrictions and other factors limit the amount of dividends and other distributions and payments that the Bank may pay to us. For a discussion of regulatory restrictions on the Bank’s ability to pay dividends, see “Regulation—Risk Factors Relating to Regulation—We are subject to restrictions that limit our ability to pay dividends and repurchase our common stock; the Bank is subject to restrictions that limit its ability to pay dividends to us, which could limit our ability to pay dividends, repurchase our common stock or make payments on our indebtedness” and “Regulation—Regulation Relating to Our Business—Savings Association Regulation—Dividends and Stock Repurchases” in our 2020 Form 10-K.
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
Synchrony is not currently required to conduct stress tests. See “Regulation—Regulation Relating to Our Business—Recent Legislative and Regulatory Developments” in our 2020 Form 10-K. In addition, while we have not been subject to the Federal Reserve Board's formal capital plan submission requirements to-date, we submitted a capital plan to the Federal Reserve Board in 2021. While not required, our capital plan process does include certain internal stress testing.
Dividend and Share Repurchases

Common Stock Cash Dividends Declared	Month of Payment	Amount per Common Share	Amount
($ in millions, except per share data)
Three months ended March 31, 2021	February 2021	$0.22	$128
Total dividends declared		$0.22	$128

Preferred Stock Cash Dividends Declared	Month of Payment	Amount per Preferred Share	Amount
($ in millions, except per share data)
Three months ended March 31, 2021	February 2021	$14.06	$11
Total dividends declared		$14.06	$11
The declaration and payment of future dividends to holders of our common and preferred stock will be at the discretion of the Board and will depend on many factors. For a discussion of regulatory and other restrictions on our ability to pay dividends and repurchase stock, see “Regulation—Risk Factors Relating to Regulation—We are subject to restrictions that limit our ability to pay dividends and repurchase our common stock; the Bank is subject to restrictions that limit its ability to pay dividends to us, which could limit our ability to pay dividends, repurchase our common stock or make payments on our indebtedness” in our 2020 Form 10-K.

Common Shares Repurchased Under Publicly Announced Programs	Total Number of Shares Purchased	Dollar Value of Shares Purchased
($ and shares in millions)
Three months ended March 31, 2021	5.1	$200
Total	5.1	$200
In January 2021, we announced our Board's approval of a share repurchase program of up to $1.6 billion through December 31, 2021 (the “2021 Share Repurchase Program”), subject to the Company’s capital plan, market conditions and other factors, including regulatory restrictions and required approvals, if any.
Through the end of the first quarter of 2021, we have repurchased $200 million of common stock as part of the 2021 Share Repurchase Program and have $1.4 billion of remaining authorized share repurchase capacity under the 2021 Share Repurchase Program at March 31, 2021.
Regulatory Capital Requirements - Synchrony Financial
As a savings and loan holding company, we are required to maintain minimum capital ratios, under the applicable U.S. Basel III capital rules. For more information, see “Regulation—Savings and Loan Holding Company Regulation” in our 2020 Form 10-K.
For Synchrony Financial to be a well-capitalized savings and loan holding company, Synchrony Bank must be well-capitalized and Synchrony Financial must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. As of March 31, 2021, Synchrony Financial met all the requirements to be deemed well-capitalized.
The following table sets forth the composition of our capital ratios for the Company calculated under the Basel III Standardized Approach rules at March 31, 2021 and December 31, 2020, respectively.

	Basel III
	At March 31, 2021		At December 31, 2020
($ in millions)	Amount	Ratio(1)	Amount	Ratio(1)
Total risk-based capital	$15,146	19.7%	$14,604	18.1%
Tier 1 risk-based capital	$14,115	18.3%	$13,525	16.8%
Tier 1 leverage	$14,115	14.5%	$13,525	14.0%
Common equity Tier 1 capital	$13,381	17.4%	$12,791	15.9%
Risk-weighted assets	$76,965		$80,561
______________________
(1)Tier 1 leverage ratio represents total Tier 1 capital as a percentage of total average assets, after certain adjustments. All other ratios presented above represent the applicable capital measure as a percentage of risk-weighted assets.

In March 2020 the joint federal bank regulatory agencies issued an interim final rule that allows banking organizations to mitigate the effects of the CECL accounting standard in their regulatory capital. Banking organizations that adopt CECL in 2020 can elect to mitigate the estimated cumulative regulatory capital effects of CECL for two years. The Company has elected to adopt the option provided by the interim final rule, which will largely delay the effects of CECL on its regulatory capital through the end of 2021, after which the effects will be phased-in over a three-year period from January 1, 2022 through December 31, 2024, collectively the “CECL regulatory capital transition adjustment”. For more information, see “Capital—Regulatory Capital Requirements - Synchrony Financial” in our 2020 Form 10-K.
Capital amounts and ratios at March 31, 2021 in the above table all reflect the application of the CECL regulatory capital transition adjustment. The increase in our common equity Tier 1 capital ratio compared to December 31, 2020 was primarily due to the decrease in loan receivables and a corresponding decrease in risk-weighted assets in the three months ended March 31, 2021.
Regulatory Capital Requirements - Synchrony Bank
At March 31, 2021 and December 31, 2020, the Bank met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. The following table sets forth the composition of the Bank’s capital ratios calculated under the Basel III Standardized Approach rules at March 31, 2021 and December 31, 2020, and also reflects the CECL regulatory capital transition adjustment in the March 31, 2021 amounts and ratios.

	At March 31, 2021		At December 31, 2020		Minimum to be Well-Capitalized under Prompt Corrective Action Provisions
($ in millions)	Amount	Ratio	Amount	Ratio	Ratio
Total risk-based capital	$13,658	19.9%	$12,784	17.8%	10.0%
Tier 1 risk-based capital	$12,734	18.5%	$11,821	16.5%	8.0%
Tier 1 leverage	$12,734	14.5%	$11,821	13.6%	5.0%
Common equity Tier 1 capital	$12,734	18.5%	$11,821	16.5%	6.5%
Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a material adverse effect on our business, results of operations and financial condition. See “Regulation—Risk Factors Relating to Regulation—Failure by Synchrony and the Bank to meet applicable capital adequacy and liquidity requirements could have a material adverse effect on us” in our 2020 Form 10-K.
Off-Balance Sheet Arrangements and Unfunded Lending Commitments
____________________________________________________________________________________________
We do not have any material off-balance sheet arrangements, including guarantees of third-party obligations. Guarantees are contracts or indemnification agreements that contingently require us to make a guaranteed payment or perform an obligation to a third-party based on certain trigger events. At March 31, 2021, we had not recorded any contingent liabilities in our Condensed Consolidated Statement of Financial Position related to any guarantees.
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

Critical Accounting Estimates
____________________________________________________________________________________________
In preparing our condensed consolidated financial statements, we have identified certain accounting estimates and assumptions that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. The critical accounting estimates we have identified relate to allowance for credit losses and fair value measurements. These estimates reflect our best judgment about current, and for some estimates future, economic and market conditions and their effects based on information available as of the date of these financial statements. If these conditions change from those expected, it is reasonably possible that these judgments and estimates could change, which may result in incremental losses on loan receivables, or material changes to our Condensed Consolidated Statement of Financial Position, among other effects. See “Management's Discussion and Analysis—Critical Accounting Estimates” in our 2020 Form 10-K, for a detailed discussion of these critical accounting estimates.
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
See “Regulation” in our 2020 Form 10-K for additional information on regulations that are currently applicable to us. See also “—Capital” above, for discussion of the impact of regulations and supervision on our capital and liquidity, including our ability to pay dividends and repurchase stock.

ITEM 1. FINANCIAL STATEMENTS
Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
____________________________________________________________________________________________

	Three months ended March 31,
($ in millions, except per share data)	2021	2020
Interest income:
Interest and fees on loans (Note 4)	$3,732	$4,340
Interest on cash and debt securities	10	67
Total interest income	3,742	4,407
Interest expense:
Interest on deposits	170	356
Interest on borrowings of consolidated securitization entities	51	73
Interest on senior unsecured notes	82	88
Total interest expense	303	517
Net interest income	3,439	3,890
Retailer share arrangements	(989)	(926)
Provision for credit losses (Note 4)	334	1,677
Net interest income, after retailer share arrangements and provision for credit losses	2,116	1,287
Other income:
Interchange revenue	171	161
Debt cancellation fees	69	69
Loyalty programs	(179)	(158)
Other	70	25
Total other income	131	97
Other expense:
Employee costs	364	324
Professional fees	190	197
Marketing and business development	95	111
Information processing	131	123
Other	152	247
Total other expense	932	1,002
Earnings before provision for income taxes	1,315	382
Provision for income taxes (Note 12)	290	96
Net earnings	$1,025	$286
Net earnings available to common stockholders	$1,014	$275

Earnings per share
Basic	$1.74	$0.45
Diluted	$1.73	$0.45

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
____________________________________________________________________________________________

	Three months ended March 31,
($ in millions)	2021	2020

Net earnings	$1,025	$286

Other comprehensive income (loss)
Debt securities	(6)	17
Currency translation adjustments	2	(8)
Employee benefit plans	(1)	—
Other comprehensive income (loss)	(5)	9

Comprehensive income	$1,020	$295
Amounts presented net of taxes.

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Financial Position (Unaudited)
____________________________________________________________________________________________

($ in millions)	At March 31, 2021	At December 31, 2020
Assets
Cash and equivalents	$16,620	$11,524
Debt securities (Note 3)	6,550	7,469
Loan receivables: (Notes 4 and 5)
Unsecuritized loans held for investment	53,823	56,472
Restricted loans of consolidated securitization entities	23,035	25,395
Total loan receivables	76,858	81,867
Less: Allowance for credit losses	(9,901)	(10,265)
Loan receivables, net	66,957	71,602
Loan receivables held for sale (Note 4)	23	5
Goodwill	1,104	1,078
Intangible assets, net (Note 6)	1,169	1,125
Other assets	3,431	3,145
Total assets	$95,854	$95,948

Liabilities and Equity
Deposits: (Note 7)
Interest-bearing deposit accounts	$62,419	$62,469
Non-interest-bearing deposit accounts	342	313
Total deposits	62,761	62,782
Borrowings: (Notes 5 and 8)
Borrowings of consolidated securitization entities	7,193	7,810
Senior unsecured notes	7,967	7,965
Total borrowings	15,160	15,775
Accrued expenses and other liabilities	4,494	4,690
Total liabilities	$82,415	$83,247

Equity:
Preferred stock, par share value $0.001 per share; 750,000 shares authorized; 750,000 shares issued and outstanding at both March 31, 2021 and December 31, 2020 and aggregate liquidation preference of $750 at both March 31, 2021 and December 31, 2020	$734	$734
Common Stock, par share value $0.001 per share; 4,000,000,000 shares authorized; 833,984,684 shares issued at both March 31, 2021 and December 31, 2020; 581,129,526 and 584,009,550 shares outstanding at March 31, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	9,592	9,570
Retained earnings	11,470	10,621
Accumulated other comprehensive income (loss):
Debt securities	19	25
Currency translation adjustments	(20)	(22)
Employee benefit plans	(55)	(54)
Treasury stock, at cost; 252,855,158 and 249,975,134 shares at March 31, 2021 and December 31, 2020, respectively	(8,302)	(8,174)
Total equity	13,439	12,701
Total liabilities and equity	$95,854	$95,948

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
____________________________________________________________________________________________

	Preferred Stock		Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2020	750	$734	833,985	$1	$9,537	$12,117	$(58)	$(7,243)	$15,088
Cumulative effect of change in accounting principle	—	—	—	—	—	(2,276)	—	—	(2,276)
Adjusted balance, beginning of period	750	734	833,985	1	9,537	9,841	(58)	(7,243)	12,812
Net earnings	—	—	—	—	—	286	—	—	286
Other comprehensive income	—	—	—	—	—	—	9	—	9
Purchases of treasury stock	—	—	—	—	—	—	—	(985)	(985)
Stock-based compensation	—	—	—	—	(14)	(21)	—	29	(6)
Dividends - preferred stock ($14.22 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividends - common stock ($0.22 per share)	—	—	—	—	—	(135)	—	—	(135)
Balance at March 31, 2020	750	$734	833,985	$1	$9,523	$9,960	$(49)	$(8,199)	$11,970

	Preferred Stock		Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2021	750	$734	833,985	$1	$9,570	$10,621	$(51)	$(8,174)	$12,701
Net earnings	—	—	—	—	—	1,025	—	—	1,025
Other comprehensive income	—	—	—	—	—	—	(5)	—	(5)
Purchases of treasury stock	—	—	—	—	—	—	—	(200)	(200)
Stock-based compensation	—	—	—	—	22	(37)	—	72	57
Dividends - preferred stock ($14.06 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividends - common stock ($0.22 per share)	—	—	—	—	—	(128)	—	—	(128)
Balance at March 31, 2021	750	$734	833,985	$1	$9,592	$11,470	$(56)	$(8,302)	$13,439

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
____________________________________________________________________________________________

	Three months ended March 31,
($ in millions)	2021	2020
Cash flows - operating activities
Net earnings	$1,025	$286
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for credit losses	334	1,677
Deferred income taxes	114	(109)
Depreciation and amortization	95	96
(Increase) decrease in interest and fees receivable	288	(41)
(Increase) decrease in other assets	87	(71)
Increase (decrease) in accrued expenses and other liabilities	(234)	(481)
All other operating activities	130	180
Cash provided from (used for) operating activities	1,839	1,537

Cash flows - investing activities
Maturity and sales of debt securities	2,514	1,175
Purchases of debt securities	(1,621)	(1,382)
Proceeds from sale of loan receivables	—	709
Net (increase) decrease in loan receivables, including held for sale	3,996	3,464
All other investing activities	(252)	(79)
Cash provided from (used for) investing activities	4,637	3,887

Cash flows - financing activities
Borrowings of consolidated securitization entities
Proceeds from issuance of securitized debt	250	500
Maturities and repayment of securitized debt	(868)	(1,623)
Senior unsecured notes
Maturities and repayment of senior unsecured notes	—	(1,500)
Dividends paid on preferred stock	(11)	(11)
Net increase (decrease) in deposits	(35)	(528)
Purchases of treasury stock	(200)	(985)
Dividends paid on common stock	(128)	(135)
All other financing activities	13	(5)
Cash provided from (used for) financing activities	(979)	(4,287)

Increase (decrease) in cash and equivalents, including restricted amounts	5,497	1,137
Cash and equivalents, including restricted amounts, at beginning of period	11,604	12,647
Cash and equivalents at end of period:
Cash and equivalents	16,620	13,704
Restricted cash and equivalents included in other assets	481	80
Total cash and equivalents, including restricted amounts, at end of period	$17,101	$13,784

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

Interim Period Presentation
The condensed consolidated financial statements and notes thereto are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed consolidated financial statements should not be considered as necessarily indicative of results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with our 2020 annual consolidated financial statements and the related notes in our Annual Report on Form 10-K for the year ended December 31, 2020 (our "2020 Form 10-K").
See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our 2020 annual consolidated financial statements in our 2020 Form 10-K, for additional information on our other significant accounting policies.
NOTE 3.    DEBT SECURITIES
All of our debt securities are classified as available-for-sale and are held to meet our liquidity objectives or to comply with the Community Reinvestment Act (“CRA”). Our debt securities consist of the following:

	March 31, 2021				December 31, 2020
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
($ in millions)	cost	gains	losses	fair value	cost	gains	losses	fair value
U.S. government and federal agency	$2,989	$1	$—	$2,990	$3,926	$1	$—	$3,927
State and municipal	37	—	(2)	35	40	—	(1)	39
Residential mortgage-backed(a)	769	22	(3)	788	817	25	—	842
Asset-backed(b)	2,721	8	—	2,729	2,652	9	—	2,661
Other	8	—	—	8	—	—	—	—
Total	$6,524	$31	$(5)	$6,550	$7,435	$35	$(1)	$7,469
_______________________
(a)    All of our residential mortgage-backed securities have been issued by government-sponsored entities and are collateralized by U.S. mortgages. At March 31, 2021 and December 31, 2020, $194 million and $229 million of residential mortgage-backed securities, respectively, are pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve Discount Window advances.
(b)    Our asset-backed securities are collateralized by credit card and auto loans.

The following table presents the estimated fair values and gross unrealized losses of our available-for-sale debt securities:

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
($ in millions)	fair value	losses	fair value	losses
At March 31, 2021
U.S. government and federal agency	$106	$—	$—	$—
State and municipal	1	—	20	(2)
Residential mortgage-backed	130	(3)	—	—
Asset-backed	766	—	—	—
Other	—	—	—	—
Total	$1,003	$(3)	$20	$(2)

At December 31, 2020
U.S. government and federal agency	$—	$—	$—	$—
State and municipal	3	—	21	(1)
Residential mortgage-backed	6	—	—	—
Asset-backed	242	—	—	—
Total	$251	$—	$21	$(1)
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
Contractual Maturities of Investments in Available-for-Sale Debt Securities

	Amortized	Estimated	Weighted
At March 31, 2021 ($ in millions)	cost	fair value	Average yield (a)
Due
Within one year	$3,689	$3,693	0.4%
After one year through five years	$2,025	$2,029	0.4%
After five years through ten years	$157	$164	2.5%
After ten years	$653	$664	1.7%
_____________________
(a)Weighted average yield is calculated based on the amortized cost of each security. In calculating yield, no adjustment has been made with respect to any tax-exempt obligations.
We expect actual maturities to differ from contractual maturities because borrowers have the right to prepay certain obligations.
There were no material realized gains or losses recognized for the three months ended March 31, 2021 and 2020.
Although we generally do not have the intent to sell any specific securities held at March 31, 2021, in the ordinary course of managing our debt securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield, liquidity requirements and funding obligations.

NOTE 4.    LOAN RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

($ in millions)	March 31, 2021	December 31, 2020
Credit cards	$73,244	$78,455
Consumer installment loans	2,319	2,125
Commercial credit products	1,248	1,250
Other	47	37
Total loan receivables, before allowance for credit losses(a)(b)	$76,858	$81,867
_______________________
(a)Total loan receivables include $23.0 billion and $25.4 billion of restricted loans of consolidated securitization entities at March 31, 2021 and December 31, 2020, respectively. See Note 5. Variable Interest Entities for further information on these restricted loans.
(b)At March 31, 2021 and December 31, 2020, loan receivables included deferred costs, net of deferred income, of $158 million and $153 million, respectively.
Allowance for Credit Losses

($ in millions)	Balance at January 1, 2021	Provision charged to operations	Gross charge-offs	Recoveries	Other	Balance at March 31, 2021
Credit cards	$10,076	$341	$(901)	$219	$—	$9,735
Consumer installment loans	127	(18)	(15)	5	1	100
Commercial credit products	61	10	(9)	2	—	64
Other	1	1	—	—	—	2
Total	$10,265	$334	$(925)	$226	$1	$9,901

($ in millions)	Balance at January 1, 2020	Impact of ASU 2016-13 Adoption	Post-Adoption Balance at January 1, 2020	Provision charged to operations	Gross charge-offs	Recoveries	Balance at March 31, 2020
Credit cards	$5,506	$2,989	$8,495	$1,635	$(1,395)	$294	$9,029
Consumer installment loans	46	26	72	24	(16)	3	83
Commercial credit products	49	6	55	18	(14)	3	62
Other	1	—	1	—	—	—	1
Total	$5,602	$3,021	$8,623	$1,677	$(1,425)	$300	$9,175
Our allowance for credit losses at March 31, 2021 and December 31, 2020 reflects our estimate of expected credit losses for the life of the loan receivables on our consolidated statement of financial position.
The reasonable and supportable forecast period used in our estimate of credit losses at March 31, 2021 was 12 months, consistent with the forecast period utilized since adoption of CECL. Beyond the reasonable and supportable forecast period, we revert to historical mean information at the loan receivables segment level over a 6-month period, gradually increasing the weight of historical losses by an equal amount each month during the reversion period, and utilize historical loss information thereafter for the remaining life of the portfolio. The reversion period and methodology remain unchanged since the adoption of CECL.

Losses on loan receivables are estimated and recognized upon origination of the loan, based on expected credit losses for the life of the loan balance at March 31, 2021. Expected credit loss estimates are developed using both quantitative models and qualitative adjustments, and incorporates a macroeconomic forecast, as described within the 2020 Form 10-K. The current and forecasted economic conditions at the balance sheet date including the impact of the COVID-19 pandemic influenced our current estimate of expected credit losses. These conditions have improved as compared to December 31, 2020. We also continue to experience improvements in customer payment behavior, which include the effects of recent governmental stimulus actions, that has contributed to a reduction in loan receivables balances and delinquent accounts. Accordingly, our allowance for credit losses decreased by $364 million to $9.9 billion during the three months ended March 31, 2021. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our 2020 annual consolidated financial statements in our 2020 Form 10-K, for additional information on our significant accounting policies related to our allowance for credit losses.
Delinquent and Non-accrual Loans

At March 31, 2021 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing
Credit cards	$964	$1,154	$2,118	$1,154	$—
Consumer installment loans	19	4	23	—	4
Commercial credit products	22	12	34	12	—
Total delinquent loans	$1,005	$1,170	$2,175	$1,166	$4
Percentage of total loan receivables	1.3%	1.5%	2.8%	1.5%	—%

At December 31, 2020 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing
Credit cards	$1,325	$1,128	$2,453	$1,128	$—
Consumer installment loans	26	5	31	—	5
Commercial credit products	20	10	30	10	—
Total delinquent loans	$1,371	$1,143	$2,514	$1,138	$5
Percentage of total loan receivables	1.7%	1.4%	3.1%	1.4%	—%
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

	Three months ended March 31,
($ in millions)	2021	2020
Credit cards	$261	$225
Consumer installment loans	—	—
Commercial credit products	1	1
Total	$262	$226

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

At March 31, 2021 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$1,309	$(584)	$725	$1,143
Consumer installment loans	—	—	—	—
Commercial credit products	4	(2)	2	4
Total	$1,313	$(586)	$727	$1,147

At December 31, 2020 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$1,238	$(561)	$677	$1,084
Consumer installment loans	—	—	—	—
Commercial credit products	4	(2)	2	4
Total	$1,242	$(563)	$679	$1,088
Financial Effects of TDRs
As part of our loan modifications for borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following table presents the types and financial effects of loans modified and accounted for as TDRs during the periods presented:

Three months ended March 31,	2021			2020
($ in millions)	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$11	$79	$1,273	$12	$72	$1,148
Consumer installment loans	—	—	—	—	—	—
Commercial credit products	—	—	4	—	—	4
Total	$11	$79	$1,277	$12	$72	$1,152
Payment Defaults
The following table presents the type, number and amount of loans accounted for as TDRs that enrolled in a modification plan within the previous 12 months from the applicable balance sheet date and experienced a payment default and charged-off during the periods presented.

Three months ended March 31,	2021		2020
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	16,933	$47	20,402	$49
Consumer installment loans	—	—	—	—
Commercial credit products	38	—	18	—
Total	16,971	$47	20,420	$49

Credit Quality Indicators
Our loan receivables portfolio includes both secured and unsecured loans. Secured loan receivables are largely comprised of consumer installment loans secured by equipment. Unsecured loan receivables are largely comprised of our open-ended consumer and commercial revolving credit card loans. As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, as well as information from credit bureaus relating to the customer’s broader credit performance. We utilize Vantage credit scores to assist in our assessment of credit quality. Vantage credit scores are obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three credit score categories: (i) 651 or higher, which are considered the strongest credits; (ii) 591 to 650, considered moderate credit risk; and (iii) 590 or less, which are considered weaker credits. There are certain customer accounts for which a Vantage score is not available where we use alternative sources to assess their credit and predict behavior. The following table provides the most recent Vantage scores available for our customers at March 31, 2021 and December 31, 2020, respectively, as a percentage of each class of loan receivable. For comparability purposes and to provide the best illustration of how the credit risk inherent in our loan portfolios has changed over time, the credit quality information at March 31, 2020 has also been presented to show applicable Vantage score categories. The table below excludes 0.6%, 0.3% and 0.3% of our total loan receivables balance at each of March 31, 2021, December 31, 2020 and March 31, 2020, respectively, which represents those customer accounts for which a Vantage score is not available.

	March 31, 2021			December 31, 2020			March 31, 2020
	651 or	591 to	590 or	651 or	591 to	590 or	651 or	591 to	590 or
	higher	650	less	higher	650	less	higher	650	less
Credit cards	77%	18%	5%	77%	17%	6%	70%	21%	9%
Consumer installment loans	79%	17%	4%	78%	18%	4%	75%	19%	6%
Commercial credit products	93%	4%	3%	92%	5%	3%	90%	5%	5%
Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and by applying the same credit standards for all of our credit products. Unused credit card lines available to our customers totaled approximately $414 billion and $413 billion at March 31, 2021 and December 31, 2020, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.
Interest Income by Product
The following table provides additional information about our interest and fees on loans, including merchant discounts, from our loan receivables, including held for sale:

	Three months ended March 31,
($ in millions)	2021	2020
Credit cards(a)	$3,657	$4,272
Consumer installment loans	53	35
Commercial credit products	21	33
Other	1	—
Total	$3,732	$4,340
_______________________
(a)Interest income on credit cards that was reversed related to accrued interest receivables written off was $305 million and $477 million for the three months ended March 31, 2021 and 2020, respectively.

NOTE 5.    VARIABLE INTEREST ENTITIES
We use VIEs to securitize loan receivables and arrange asset-backed financing in the ordinary course of business. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE and we did not provide non-contractual support for previously transferred loan receivables to any VIE in the three months ended March 31, 2021 and 2020. Our VIEs are able to accept new loan receivables and arrange new asset-backed financings, consistent with the requirements and limitations on such activities placed on the VIE by existing investors. Once an account has been designated to a VIE, the contractual arrangements we have require all existing and future loan receivables originated under such account to be transferred to the VIE. The amount of loan receivables held by our VIEs in excess of the minimum amount required under the asset-backed financing arrangements with investors may be removed by us under removal of accounts provisions. All loan receivables held by a VIE are subject to claims of third-party investors.
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

The table below summarizes the assets and liabilities of our consolidated securitization VIEs described above:

($ in millions)	March 31, 2021	December 31, 2020
Assets
Loan receivables, net(a)	$20,598	$22,683
Other assets(b)	437	52
Total	$21,035	$22,735

Liabilities
Borrowings	$7,193	$7,810
Other liabilities	20	23
Total	$7,213	$7,833
_______________________
(a)    Includes $2.4 billion and $2.7 billion of related allowance for credit losses resulting in gross restricted loans of $23.0 billion and $25.4 billion at March 31, 2021 and December 31, 2020, respectively.
(b)    Includes $433 million and $48 million of segregated funds held by the VIEs at March 31, 2021 and December 31, 2020, respectively, which are classified as restricted cash and equivalents and included as a component of other assets in our Condensed Consolidated Statements of Financial Position.
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
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $1.1 billion and $1.3 billion for the three months ended March 31, 2021 and 2020, respectively. Related expenses consisted primarily of provision for credit losses of $(57) million and $536 million for the three months ended March 31, 2021 and 2020, respectively, and interest expense of $51 million and $73 million for the three months ended March 31, 2021 and 2020, respectively. These amounts do not include intercompany transactions, principally fees and interest, which are eliminated in our condensed consolidated financial statements.
NOTE 6.    INTANGIBLE ASSETS

	March 31, 2021			December 31, 2020
($ in millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related	$1,794	$(1,117)	$677	$1,734	$(1,081)	$653
Capitalized software and other	1,108	(616)	492	1,043	(571)	472
Total	$2,902	$(1,733)	$1,169	$2,777	$(1,652)	$1,125
During the three months ended March 31, 2021, we recorded additions to intangible assets subject to amortization of $127 million, primarily related to capitalized software expenditures, as well as customer-related intangible assets.
Customer-related intangible assets primarily relate to retail partner contract acquisitions and extensions, as well as purchased credit card relationships. During the three months ended March 31, 2021 and 2020, we recorded additions to customer-related intangible assets subject to amortization of $62 million and $5 million, respectively, primarily related to payments made to acquire and extend certain retail partner relationships. These additions had a weighted average amortizable life of 5 years for both the three months ended March 31, 2021 and 2020.

Amortization expense related to retail partner contracts was $32 million for both the three months ended March 31, 2021 and 2020, and is included as a component of marketing and business development expense in our Condensed Consolidated Statements of Earnings. All other amortization expense was $50 million for both the three months ended March 31, 2021 and 2020, and is included as a component of other expense in our Condensed Consolidated Statements of Earnings.
NOTE 7.    DEPOSITS

	March 31, 2021		December 31, 2020
($ in millions)	Amount	Average rate(a)	Amount	Average rate(a)
Interest-bearing deposits	$62,419	1.1%	$62,469	1.7%
Non-interest-bearing deposits	342	—	313	—
Total deposits	$62,761		$62,782
____________________
(a)Based on interest expense for the three months ended March 31, 2021 and the year ended December 31, 2020 and average deposits balances.
At March 31, 2021 and December 31, 2020, interest-bearing deposits included $5.7 billion and $6.5 billion, respectively, of certificates of deposit that exceeded applicable FDIC insurance limits, which are generally $250,000 per depositor.
At March 31, 2021, our interest-bearing time deposits maturing for the remainder of 2021 and over the next four years and thereafter were as follows:

($ in millions)	2021	2022	2023	2024	2025	Thereafter
Deposits	$14,664	$8,895	$2,002	$2,350	$659	$254
The above maturity table excludes $28.4 billion of demand deposits with no defined maturity, of which $27.0 billion are savings accounts. In addition, at March 31, 2021, we had $5.2 billion of broker network deposit sweeps procured through a program arranger who channels brokerage account deposits to us that are also excluded from the above maturity table. Unless extended, the contracts associated with these broker network deposit sweeps will terminate between 2021 and 2028.

NOTE 8.    BORROWINGS

	March 31, 2021				December 31, 2020
($ in millions)	Maturity date	Interest Rate	Weighted average interest rate	Outstanding Amount(a)	Outstanding Amount(a)
Borrowings of consolidated securitization entities:
Fixed securitized borrowings	2021 - 2023	2.21% - 3.87%	2.87%	$4,893	$5,510
Floating securitized borrowings	2021 - 2023	0.75% - 1.01%	0.82%	2,300	2,300
Total borrowings of consolidated securitization entities			2.21%	7,193	7,810

Senior unsecured notes:
Synchrony Financial senior unsecured notes:
Fixed senior unsecured notes	2021 - 2029	2.80% - 5.15%	4.08%	6,470	6,468

Synchrony Bank senior unsecured notes:
Fixed senior unsecured notes	2021 - 2022	3.00% - 3.65%	3.33%	1,497	1,497
Total senior unsecured notes			3.94%	7,967	7,965

Total borrowings				$15,160	$15,775
___________________
(a)The amounts presented above for outstanding borrowings include unamortized debt premiums, discounts and issuance costs.
Debt Maturities
The following table summarizes the maturities of the principal amount of our borrowings of consolidated securitization entities and senior unsecured notes for the remainder of 2021 and over the next four years and thereafter:

($ in millions)	2021	2022	2023	2024	2025	Thereafter
Borrowings	$3,957	$4,583	$1,657	$1,850	$1,000	$2,150
Credit Facilities
As additional sources of liquidity, we have undrawn committed capacity under certain credit facilities, primarily related to our securitization programs.
At March 31, 2021, we had an aggregate of $4.9 billion of undrawn committed capacity under our securitization financings, subject to customary borrowing conditions, from private lenders under our securitization programs, and an aggregate of $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders.

NOTE 9.    FAIR VALUE MEASUREMENTS
For a description of how we estimate fair value, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies in our 2020 annual consolidated financial statements in our 2020 Form 10-K.
The following tables present our assets and liabilities measured at fair value on a recurring basis.
Recurring Fair Value Measurements

At March 31, 2021 ($ in millions)	Level 1	Level 2	Level 3	Total(a)
Assets
Debt securities
U.S. government and federal agency	$—	$2,990	$—	$2,990
State and municipal	—	—	35	35
Residential mortgage-backed	—	788	—	788
Asset-backed	—	2,729	—	2,729
Other	—	—	8	8
Other assets(b)	15	—	9	24
Total	$15	$6,507	$52	$6,574

At December 31, 2020 ($ in millions)
Assets
Debt securities
U.S. government and federal agency	$—	$3,927	$—	$3,927
State and municipal	—	—	39	39
Residential mortgage-backed	—	842	—	842
Asset-backed	—	2,661	—	2,661
Other assets(b)	16	—	14	30
Total	$16	$7,430	$53	$7,499

Liabilities
Contingent consideration	—	—	11	11
Total	$—	$—	$11	$11
_______________________
(a)    For the three months ended March 31, 2021 and 2020, there were no fair value measurements transferred between levels.
(b)    Other assets primarily relate to equity investments measured at fair value.
Level 3 Fair Value Measurements
Our Level 3 recurring fair value measurements primarily relate to state and municipal debt instruments, which are valued using non-binding broker quotes or other third-party sources. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies and Note 9. Fair Value Measurements in our 2020 annual consolidated financial statements in our 2020 Form 10-K for a description of our process to evaluate third-party pricing servicers and a description of our contingent consideration arrangements, respectively. Our state and municipal debt securities are classified as available-for-sale with changes in fair value included in accumulated other comprehensive income.
The changes in our Level 3 assets and liabilities that are measured on a recurring basis for the three months ended March 31, 2021 and 2020 were not material.

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

	Carrying	Corresponding fair value amount
At March 31, 2021 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$16,620	$16,620	$16,620	$—	$—
Other assets(a)(b)	$481	$481	$481	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$66,957	$80,092	$—	$—	$80,092
Loan receivables held for sale(c)	$23	$23	$—	$—	$23

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$62,761	$63,280	$—	$63,280	$—
Borrowings of consolidated securitization entities	$7,193	$7,328	$—	$5,027	$2,301
Senior unsecured notes	$7,967	$8,534	$—	$8,534	$—

	Carrying	Corresponding fair value amount
At December 31, 2020 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$11,524	$11,524	$11,524	$—	$—
Other assets(a)(b)	$81	$81	$81	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$71,602	$85,234	$—	$—	$85,234
Loan receivables held for sale(c)	$5	$5	$—	$—	$5

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$62,782	$63,382	$—	$63,382	$—
Borrowings of consolidated securitization entities	$7,810	$7,977	$—	$5,680	$2,297
Senior unsecured notes	$7,965	$8,704	$—	$8,704	$—
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
In March 2020 the joint federal bank regulatory agencies issued an interim final rule that allows banking organizations that implement CECL in 2020 to mitigate the effects of the CECL accounting standard in their regulatory capital for two years. The Company has elected to adopt the option provided by the interim final rule, which will largely delay the effects of CECL on its regulatory capital through the end of 2021, after which the effects will be phased-in over a three-year period from January 1, 2022 through December 31, 2024, collectively the “CECL regulatory capital transition adjustment”. See Note 10. Regulatory and Capital Adequacy to our 2020 annual consolidated financial statements in our 2020 Form 10-K, for additional information.
At March 31, 2021 and December 31, 2020, Synchrony Financial met all applicable requirements to be deemed well-capitalized pursuant to Federal Reserve Board regulations. At March 31, 2021 and December 31, 2020, the Bank also met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. There are no conditions or events subsequent to March 31, 2021 that management believes have changed the Company's or the Bank’s capital category.

The actual capital amounts, ratios and the applicable required minimums of the Company and the Bank are as follows:
Synchrony Financial

At March 31, 2021 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)
Total risk-based capital	$15,146	19.7%	$6,157	8.0%
Tier 1 risk-based capital	$14,115	18.3%	$4,618	6.0%
Tier 1 leverage	$14,115	14.5%	$3,883	4.0%
Common equity Tier 1 Capital	$13,381	17.4%	$3,463	4.5%

At December 31, 2020 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)
Total risk-based capital	$14,604	18.1%	$6,445	8.0%
Tier 1 risk-based capital	$13,525	16.8%	$4,834	6.0%
Tier 1 leverage	$13,525	14.0%	$3,869	4.0%
Common equity Tier 1 Capital	$12,791	15.9%	$3,625	4.5%
Synchrony Bank

At March 31, 2021 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio
Total risk-based capital	$13,658	19.9%	$5,500	8.0%	$6,875	10.0%
Tier 1 risk-based capital	$12,734	18.5%	$4,125	6.0%	$5,500	8.0%
Tier 1 leverage	$12,734	14.5%	$3,505	4.0%	$4,382	5.0%
Common equity Tier I capital	$12,734	18.5%	$3,094	4.5%	$4,469	6.5%

At December 31, 2020 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio
Total risk-based capital	$12,784	17.8%	$5,747	8.0%	$7,184	10.0%
Tier 1 risk-based capital	$11,821	16.5%	$4,310	6.0%	$5,747	8.0%
Tier 1 leverage	$11,821	13.6%	$3,484	4.0%	$4,356	5.0%
Common equity Tier I capital	$11,821	16.5%	$3,233	4.5%	$4,669	6.5%
_______________________
(a)Capital ratios are calculated based on the Basel III Standardized Approach rules. Capital amounts and ratios at March 31, 2021 and at December 31, 2020 in the above tables reflect the application of the CECL regulatory capital transition adjustment.
(b)At March 31, 2021 and at December 31, 2020, Synchrony Financial and the Bank also must maintain a capital conservation buffer of common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 2.5 percentage points to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.
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
The following table presents the calculation of basic and diluted earnings per common share:

	Three months ended March 31,
(in millions, except per share data)	2021	2020
Net earnings	$1,025	$286
Preferred stock dividends	(11)	(11)
Net earnings available to common stockholders	$1,014	$275

Weighted average common shares outstanding, basic	583.3	604.9
Effect of dilutive securities	4.2	2.5
Weighted average common shares outstanding, dilutive	587.5	607.4

Earnings per basic common share	$1.74	$0.45
Earnings per diluted common share	$1.73	$0.45
We have issued certain stock-based awards under the Synchrony Financial 2014 Long-Term Incentive Plan. A total of 1 million shares and 5 million shares for the three months ended March 31, 2021 and 2020, respectively, related to these awards, were considered anti-dilutive and therefore were excluded from the computation of diluted earnings per common share.
NOTE 12.    INCOME TAXES
Unrecognized Tax Benefits

($ in millions)	March 31, 2021	December 31, 2020
Unrecognized tax benefits, excluding related interest expense and penalties(a)	$228	$268
Portion that, if recognized, would reduce tax expense and effective tax rate(b)	$167	$183
____________________
(a)Interest and penalties related to unrecognized tax benefits were not material for all periods presented.
(b)Comprised of federal unrecognized tax benefits and state and local unrecognized tax benefits net of the effects of associated U.S. federal income taxes. Excludes amounts attributable to any related valuation allowances resulting from associated increases in deferred tax assets.
We establish a liability that represents the difference between a tax position taken (or expected to be taken) on an income tax return and the amount of taxes recognized in our financial statements. The liability associated with the unrecognized tax benefits is adjusted periodically when new information becomes available. The amount of unrecognized tax benefits that is reasonably possible to be resolved in the next twelve months is expected to be $56 million, of which $30 million, if recognized, would reduce the Company's tax expense and effective tax rate.
In the current period, the Company executed a Memorandum of Understanding with the IRS to participate voluntarily in the IRS Compliance Assurance Process (“CAP”) program for the 2021 tax year, and thus the tax year is under IRS review. Under the CAP program, the IRS reviews the federal tax positions of the Company to identify and resolve any tax issues that may arise throughout the tax year. The objectives of the CAP program are to resolve issues in an efficient and contemporaneous manner and eliminate the need for a lengthy post-filing examination. We expect that the IRS review of our 2021 return will be substantially completed prior to its filing in 2022. During the period, in connection with the CAP program, the IRS completed their examination of our 2017 and 2018 tax years. The IRS is currently examining our 2019-2021 tax years. We expect that the IRS will complete the examinations of the 2019-2020 tax years in the next 12 months. Additionally, we are under examination in various states going back to 2014.

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

The Bank or the Company is, or has been, defending a number of putative class actions alleging claims under the federal Telephone Consumer Protection Act as a result of phone calls made by the Bank. The complaints generally have alleged that the Bank or the Company placed calls to consumers by an automated telephone dialing system or using a pre-recorded message or automated voice without their consent and seek up to $1,500 for each violation, without specifying an aggregate amount. Campbell et al. v. Synchrony Bank was filed on January 25, 2017 in the U.S. District Court for the Northern District of New York. The original complaint named only J.C. Penney Company, Inc. and J.C. Penney Corporation, Inc. as the defendants but was amended on April 7, 2017 to replace those defendants with the Bank. Neal et al. v. Wal-Mart Stores, Inc. and Synchrony Bank, for which the Bank is indemnifying Wal-Mart, was filed on January 17, 2017 in the U.S. District Court for the Western District of North Carolina. The original complaint named only Wal-Mart Stores, Inc. as a defendant but was amended on March 30, 2017 to add Synchrony Bank as an additional defendant. On October 2, 2020, Synchrony entered an agreement to resolve the Campbell and Neal lawsuits, which had been consolidated before the United States District Court for the Western District of North Carolina, on a class basis. On October 19, 2020, the District Court entered an order preliminarily approving the class action settlement. On March 19, 2021, the District Court granted final approval of the settlement and entered final judgment and order of dismissal. Scott et al. v. Synchrony Financial was filed on February 12, 2021 in the Circuit Court of the Fourth Judicial Circuit in and for Duval County, Florida. Turizo et al. v. Synchrony Financial was filed on February 25, 2021 in the Circuit Court of the Seventeenth Judicial Circuity in and for Broward County, Florida. Unlike the Neal, Campbell and Scott actions, which relate to phone calls, the Turizo complaint is based on the alleged receipt of a text message. In April 2021, Synchrony reached agreements in principle with the representative plaintiffs in both the Scott and Turizo cases to resolve those matters on an individual basis.
On November 2, 2018, a putative class action lawsuit, Retail Wholesale Department Store Union Local 338 Retirement Fund v. Synchrony Financial, et al., was filed in the U.S. District Court for the District of Connecticut, naming as defendants the Company and two of its officers. The lawsuit asserts violations of the Exchange Act for allegedly making materially misleading statements and/or omitting material information concerning the Company’s underwriting practices and private-label card business, and was filed on behalf of a putative class of persons who purchased or otherwise acquired the Company’s common stock between October 21, 2016 and November 1, 2018. The complaint seeks an award of unspecified compensatory damages, costs and expenses. On February 5, 2019, the court appointed Stichting Depositary APG Developed Markets Equity Pool as lead plaintiff for the putative class. On April 5, 2019, an amended complaint was filed, asserting a new claim for violations of the Securities Act in connection with statements in the offering materials for the Company’s December 1, 2017 note offering. The Securities Act claims are filed on behalf of persons who purchased or otherwise acquired Company bonds in or traceable to the December 1, 2017 note offering between December 1, 2017 and November 1, 2018. The amended complaint names as additional defendants two additional Company officers, the Company’s board of directors, and the underwriters of the December 1, 2017 note offering. The amended complaint is captioned Stichting Depositary APG Developed Markets Equity Pool and Stichting Depositary APG Fixed Income Credit Pool v. Synchrony Financial et al. On March 26, 2020, the District Court recaptioned the case In re Synchrony Financial Securities Litigation and on March 31, 2020, the District Court granted the defendants’ motion to dismiss the complaint with prejudice. On April 20, 2020, plaintiffs filed a notice to appeal the decision to the United States Court of Appeals for the Second Circuit. On February 16, 2021, the Court of Appeals affirmed the District Court’s dismissal of the Securities Act claims and all of the claims under the Exchange Act with the exception of a claim relating to a single statement on January 19, 2018 regarding whether Synchrony was receiving pushback on credit from its retail partners.
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
The following table presents the approximate net interest income impacts forecasted over the next twelve months from an immediate and parallel change in interest rates affecting all interest rate sensitive assets and liabilities at March 31, 2021.

Basis Point Change	At March 31, 2021
($ in millions)
-100 basis points	$(112)
+100 basis points	$64
For a more detailed discussion of our exposure to market risk, refer to “Management's Discussion and Analysis—Quantitative and Qualitative Disclosures about Market Risk” in our 2020 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), and based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

No change in internal control over financial reporting occurred during the fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of legal proceedings, see Note 13. Legal Proceedings and Regulatory Matters to our condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors included in our 2020 Form 10-K under the heading “Risk Factors Relating to Our Business” and “Risk Factors Relating to Regulation”.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding purchases of our common stock primarily related to our share repurchase program that were made by us or on our behalf during the three months ended March 31, 2021.

($ in millions, except per share data)	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Programs(c)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs(b)
January 1 - 31, 2021	224,333	$35.37	—	$1,600.0
February 1 - 28, 2021	2,002,157	37.21	2,001,346	1,525.5
March 1 - 31, 2021	3,397,584	40.72	3,077,534	1,400.0
Total	5,624,074	$39.25	5,078,880	$1,400.0
_______________________
(a)Includes 224,333 shares, 811 shares and 320,050 shares withheld in January, February and March, respectively, to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying performance stock awards, restricted stock awards or upon the exercise of stock options.
(b)Amounts exclude commission costs.
(c)In January 2021, the Board of Directors approved a share repurchase program of up to $1.6 billion through December 31, 2021 (the “2021 Share Repurchase Program”).
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description
31(a)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
31(b)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
32*	Certification Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included as Exhibit 101)
______________________
*Filed electronically herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synchrony Financial
(Registrant)

April 27, 2021	/s/ Brian J. Wenzel Sr.
Date	Brian J. Wenzel Sr. Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)