Form 10-Q
period 2021-06-30
Synchrony Financial
filed 2021-07-22
CIK 1601712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 15, 2021 was 569,699,116.

Synchrony Financial

Certain Defined Terms
Except as the context may otherwise require in this report, references to:
•“we,” “us,” “our” and the “Company” are to SYNCHRONY FINANCIAL and its subsidiaries;
•“Synchrony” are to SYNCHRONY FINANCIAL only;
•the “Bank” are to Synchrony Bank (a subsidiary of Synchrony);
•the “Board of Directors” or “Board” are to Synchrony's board of directors;
•"CECL" are to the impairment model known as the Current Expected Credit Loss model, which is based on expected credit losses; and
•“VantageScore” are to a credit score developed by the three major credit reporting agencies which is used as a means of evaluating the likelihood that credit users will pay their obligations.
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
Forward-looking statements are based on management’s current expectations and assumptions, and are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, actual results could differ materially from those indicated in these forward-looking statements. Factors that could cause actual results to differ materially include global political, economic, business, competitive, market, regulatory and other factors and risks, such as: the impact of macroeconomic conditions and whether industry trends we have identified develop as anticipated, including the future impacts of the novel coronavirus disease (“COVID-19”) outbreak and measures taken in response thereto for which future developments are highly uncertain and difficult to predict; retaining existing partners and attracting new partners, concentration of our revenue in a small number of partners, and promotion and support of our products by our partners; cyber-attacks or other security breaches; disruptions in the operations of our and our outsourced partners' computer systems and data centers; the financial performance of our partners; the sufficiency of our allowance for credit losses and the accuracy of the assumptions or estimates used in preparing our financial statements, including those related to the CECL accounting guidance; higher borrowing costs and adverse financial market conditions impacting our funding and liquidity, and any reduction in our credit ratings; our ability to grow our deposits in the future; damage to our reputation; our ability to securitize our loan receivables, occurrence of an early amortization of our securitization facilities, loss of the right to service or subservice our securitized loan receivables, and lower payment rates on our securitized loan receivables; changes in market interest rates and the impact of any margin compression; effectiveness of our risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, our ability to manage our credit risk; our ability to offset increases in our costs in retailer share arrangements; competition in the consumer finance industry; our concentration in the U.S. consumer credit market; our ability to successfully develop and commercialize new or enhanced products and services; our ability to realize the value of acquisitions and strategic investments; reductions in interchange fees; fraudulent activity; failure of third-parties to provide various services that are important to our operations; international risks and compliance and regulatory risks and costs associated with international operations; alleged infringement of intellectual property rights of others and our ability to protect our intellectual property; litigation and regulatory actions; our ability to attract, retain and motivate key officers and employees; tax legislation initiatives or challenges to our tax positions and/or interpretations, and state sales tax rules and regulations; regulation, supervision, examination and enforcement of our business by governmental authorities, the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and other legislative and regulatory developments and the impact of the Consumer Financial Protection Bureau's (the “CFPB”) regulation of our business; impact of capital adequacy rules and liquidity requirements; restrictions that limit our ability to pay dividends and repurchase our common stock, and restrictions that limit the Bank’s ability to pay dividends to us; regulations relating to privacy, information security and data protection; use of third-party vendors and ongoing third-party business relationships; and failure to comply with anti-money laundering and anti-terrorism financing laws.
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
Introduction and Business Overview
____________________________________________________________________________________________
We are a premier consumer financial services company delivering a wide range of specialized financing programs, as well as innovative consumer banking products, across key industries including digital, retail, home, auto, travel, health and pet. We provide a range of credit products through our financing programs which we have established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” For the three and six months ended June 30, 2021, we financed $42.1 billion and $76.9 billion of purchase volume, respectively, and had 65.8 million and 66.2 million average active accounts, respectively, and at June 30, 2021, we had $78.4 billion of loan receivables.
We offer our credit products primarily through our wholly-owned subsidiary, the Bank. In addition, through the Bank, we offer, directly to retail and commercial customers, a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”), including certificates of deposit, individual retirement accounts (“IRAs”), money market accounts and savings accounts. We also take deposits at the Bank through third-party securities brokerage firms that offer our FDIC-insured deposit products to their customers. We have significantly expanded our online direct banking operations in recent years and our deposit base serves as a source of stable and diversified low cost funding for our credit activities. At June 30, 2021, we had $59.8 billion in deposits, which represented 81% of our total funding sources.
Our Sales Platforms
_________________________________________________________________
We conduct our operations through a single business segment. Profitability and expenses, including funding costs, credit losses and operating expenses, are managed for the business as a whole. Substantially all of our operations are within the United States. In June 2021, we announced organizational changes aimed to further align the company’s activities with its partners and evolving consumer expectations, while leveraging our innovation, data, expertise and scale to deliver products and capabilities to market faster. As part of these changes, we established a Growth Organization that includes our marketing, data, analytics, customer experience and product development teams in one cohesive group and we also combined our Technology and Operations teams. For our sales activities, we now primarily manage our credit products through five sales platforms (Home & Auto, Digital, Diversified & Value, Health & Wellness and Lifestyle). Those platforms are organized by the types of partners we work with, and are measured on interest and fees on loans, loan receivables, active accounts and other sales metrics.

Home & Auto
Our Home & Auto sales platform provides comprehensive payments and financing solutions with integrated in-store and digital experiences through a broad network of partners and merchants providing home and automotive merchandise and services, and includes partners such as Ashley Homestores LTD and Lowe's, as well as our Synchrony Car Care network and Synchrony HOME credit card offering.
Digital
Our Digital sales platform provides comprehensive payments and financing solutions with integrated digital experiences through partners and merchants who primarily engage with their consumers through digital channels, including partners such as Amazon and PayPal.
Diversified & Value
Our Diversified & Value sales platform provides comprehensive payments and financing solutions with integrated in-store and digital experiences through partners and merchants who offer a wide assortment of merchandise, including partners such as JCPenney and Sam's Club.
Health & Wellness
Our Health & Wellness sales platform provides comprehensive healthcare payments and financing solutions, through a network of providers and health systems, for those seeking health and wellness care for themselves, their families and their pets, and includes key brands such as CareCredit and Pets Best.
Lifestyle
Lifestyle provides comprehensive payments and financing solutions with integrated in-store and digital experiences through partners and merchants who offer merchandise in power sports, outdoor power equipment, and other industries such as sporting goods, apparel, jewelry and music.

Corp, Other
Corp, Other includes activity and balances related to certain program agreements with retail partners and merchants that will not be renewed beyond their current expiry date and certain programs that were previously terminated, which are not managed within the five sales platforms discussed above, and includes amounts associated with our program agreement with Gap Inc. which is scheduled to expire in April 2022. Corp, Other also includes amounts related to changes in the fair value of equity investments and realized gains or losses associated with sale of investments.

Our Credit Products
____________________________________________________________________________________________
Through our sales platforms, we offer three principal types of credit products: credit cards, commercial credit products and consumer installment loans. We also offer a debt cancellation product.
The following table sets forth each credit product by type and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at June 30, 2021.

		Promotional Offer
Credit Product	Standard Terms Only	Deferred Interest	Other Promotional	Total
Credit cards	60.6%	18.6%	15.8%	95.0%
Commercial credit products	1.7	—	—	1.7
Consumer installment loans	—	0.1	3.1	3.2
Other	0.1	—	—	0.1
Total	62.4%	18.7%	18.9%	100.0%
Credit Cards
We typically offer the following principal types of credit cards:
•Private Label Credit Cards. Private label credit cards are partner-branded credit cards (e.g., Lowe’s or Amazon) or program-branded credit cards (e.g., Synchrony Car Care or CareCredit) that are used primarily for the purchase of goods and services from the partner or within the program network. In addition, in some cases, cardholders may be permitted to access their credit card accounts for cash advances. Credit under our private label credit cards is extended either on standard terms or pursuant to a promotional financing offer.
•Dual Cards and General Purpose Co-Branded Cards. Our patented Dual Cards are credit cards that function as private label credit cards when used to purchase goods and services from our partners, and as general purpose credit cards when used to make purchases from other retailers wherever cards from those card networks are accepted or for cash advance transactions. We also offer general purpose co-branded credit cards that do not function as private label credit cards, as well as, in limited circumstances, a Synchrony-branded general purpose credit card. Credit extended under our Dual Cards and general purpose co-branded credit cards typically is extended on standard terms only. We offer either Dual Cards or general purpose co-branded credit cards across all of our sales platforms, spanning 21 ongoing partners and our CareCredit Dual Card, of which the majority are Dual Cards. Consumer Dual Cards and Co-Branded cards totaled 23% of our total loan receivables portfolio at June 30, 2021.
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
Business Trends and Conditions
____________________________________________________________________________________________
We believe our business and results of operations will be impacted in the future by various trends and conditions. For a discussion of certain trends and conditions, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Trends and Conditions” in our 2020 Form 10-K. For a discussion of how certain trends and conditions impacted the three and six months ended June 30, 2021, see “—Results of Operations.”
Seasonality
____________________________________________________________________________________________
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
While the effects of the seasonal trends discussed above remain evident, we also continue to experience improvements in customer payment behavior, which include the effects of governmental stimulus actions and industry-wide forbearance measures. Customer payments as a percentage of beginning-of-period loan receivables for the three months ended June 30, 2021 were approximately 280 basis points higher than our prior five-year historical average for the second quarter. These higher payment rates have resulted in reductions in loan receivables and delinquency rates beyond our seasonal expectations.

Results of Operations
____________________________________________________________________________________________
Highlights for the Three and Six Months Ended June 30, 2021
Below are highlights of our performance for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, as applicable, except as otherwise noted.
•Net earnings increased to $1.2 billion from $48 million and to $2.3 billion from $334 million for the three and six months ended June 30, 2021, respectively, primarily driven by lower provision for credit losses and decreases in other expense, partially offset by lower net interest income.
•Loan receivables increased slightly to $78.4 billion at June 30, 2021 compared to $78.3 billion at June 30, 2020, primarily driven by higher purchase volume, largely offset by improvements in customer payment behavior reflecting the impact of government stimulus, industry-wide forbearance actions and lower discretionary spend during the prior year shutdowns.
•Net interest income decreased 2.5% to $3.3 billion and 7.3% to $6.8 billion for the three and six months ended June 30, 2021, respectively, primarily due to decreases in interest and fees on loans driven by an increase in payment rates and lower delinquencies, partially offset by decreases in interest expense primarily attributed to lower benchmark interest rates.
•Retailer share arrangements increased 30.1% to $1.0 billion and 17.4% to $2.0 billion for the three and six months ended June 30, 2021, respectively, primarily due to the decrease in the provision for credit losses, including lower net charge-offs, and program performance.
•Over-30 day loan delinquencies as a percentage of period-end loan receivables decreased 102 basis points to 2.11% at June 30, 2021, and the net charge-off rate decreased 178 basis points to 3.57% and 176 basis points to 3.59% for the three and six months ended June 30, 2021, respectively.
•Provision for credit losses decreased by $1.9 billion, or 111.6%, and $3.2 billion, or 95.8% for the three and six months ended June 30, 2021, respectively, primarily driven by lower reserves and lower net charge-offs. Our allowance coverage ratio (allowance for credit losses as a percent of period-end loan receivables) decreased to 11.51% at June 30, 2021, as compared to 12.52% at June 30, 2020.
•Other expense decreased by $38 million, or 3.9%, and $108 million, or 5.4%, for the three and six months ended June 30, 2021, respectively, primarily driven by lower operational losses, partially offset by increases in employee costs, marketing and business development and information processing.
•At June 30, 2021, deposits represented 81% of our total funding sources. Total deposits decreased by 4.7% to $59.8 billion at June 30, 2021, compared to December 31, 2020.
•During the six months ended June 30, 2021, we declared and paid cash dividends on our Series A 5.625% non-cumulative preferred stock of $28.12 per share, or $21 million.
•During the six months ended June 30, 2021, we repurchased $593 million of our outstanding common stock, and declared and paid cash dividends of $0.44 per share, or $256 million. In May 2021 we announced that the Board of Directors approved a new share repurchase program of up to $2.9 billion for the period which commenced April 1, 2021 through June 30, 2022, subject to market conditions and other factors, including legal and regulatory restrictions and required approvals, if any.
•In February 2021 in our Health & Wellness sales platform, we completed our acquisition of Allegro Credit, a leading provider of point-of-sale consumer financing for audiology products and dental services.
2021 Partner Agreements
•In our Home & Auto sales platform, we announced our new partnership with BoxDrop and extended our program agreements with Ashley HomeStores LTD, CITGO, Mitchell Gold Co. and Phillips 66.

•In our Digital sales platform, we extended our program agreement with Shop HQ.
•In our Diversified & Value sales platform, we extended our program agreement with TJX Companies, Inc.
•In our Health & Wellness sales platform, we expanded our network through our new partnerships with Emory Healthcare, Mercy Health, Ochsner Health, Prime Health, Southern Veterinary Partners and Sycle. In addition, we also made our CareCredit patient financing app available in the Epic App Orchard, further expanding the availability of CareCredit to healthcare organizations using Epic.
•In our Lifestyle sales platform, we announced our new partnerships with Family Farm & Home and JCB and extended our program agreements with American Eagle, Daniels, Sutherlands and Tacony Corporation.
•In April 2021, we announced that we will not be renewing our program agreement with Gap Inc. when it expires on April 30, 2022. We expect our strategic options will be accretive to dilutive earnings per share relative to renewal terms and if the portfolio is sold we expect to recognize a gain on sale of the portfolio and redeploy approximately $1 billion of capital.
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
•Rick Hartnack, 75, Non-Executive Chair of the Board, retired.
•Jeffrey Naylor, 62, became Lead Independent Director of the Board.
•The following appointments were effective June 14, 2021:
•Mike Bopp, 48, now leads the Growth organization as EVP, Chief Growth Officer.
•Carol Juel, 48, now leads the Technology and Operations organization as EVP, Chief Technology and Operating Officer.
•Alberto Casellas, 54, now leads the Health & Wellness sales platform as EVP, CEO Health & Wellness.
•Curtis Howse, 57, now leads the Home & Auto sales platform as EVP, CEO Home & Auto.
•Tom Quindlen, 58, now leads the Diversified & Value sales platform and the Lifestyle sales platform as EVP, CEO Diversified & Value and Lifestyle.
•Bart Schaller, 52, now leads the Digital sales platform as EVP, CEO Digital.

Summary Earnings
The following table sets forth our results of operations for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2021	2020	2021	2020
Interest income	$3,578	$3,830	$7,320	$8,237
Interest expense	266	434	569	951
Net interest income	3,312	3,396	6,751	7,286
Retailer share arrangements	(1,006)	(773)	(1,995)	(1,699)
Provision for credit losses	(194)	1,673	140	3,350
Net interest income, after retailer share arrangements and provision for credit losses	2,500	950	4,616	2,237
Other income	89	95	220	192
Other expense	948	986	1,880	1,988
Earnings before provision for income taxes	1,641	59	2,956	441
Provision for income taxes	399	11	689	107
Net earnings	$1,242	$48	$2,267	$334
Net earnings available to common stockholders	$1,232	$37	$2,246	$312

Other Financial and Statistical Data
The following table sets forth certain other financial and statistical data for the periods indicated.

	At and for the		At and for the
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2021	2020	2021	2020
Financial Position Data (Average):
Loan receivables, including held for sale	$76,821	$78,697	$77,585	$81,563
Total assets	$93,389	$97,958	$94,914	$99,340
Deposits	$61,110	$64,607	$62,085	$64,636
Borrowings	$14,425	$16,821	$15,039	$17,807
Total equity	$13,655	$12,181	$13,365	$12,386
Selected Performance Metrics:
Purchase volume(1)(2)	$42,121	$31,155	$76,870	$63,197
Home & Auto	$12,209	$9,729	$22,124	$18,833
Digital	$10,930	$8,439	$20,270	$15,833
Diversified & Value	$11,618	$7,683	$20,838	$17,084
Health & Wellness	$2,988	$1,952	$5,636	$4,611
Lifestyle	$1,405	$1,286	$2,559	$2,283
Corp, Other	$2,971	$2,066	$5,443	$4,553
Average active accounts (in thousands)(2)(3)	65,810	64,836	66,163	68,401
Net interest margin(4)	13.78%	13.53%	13.88%	14.35%
Net charge-offs	$684	$1,046	$1,383	$2,171
Net charge-offs as a % of average loan receivables, including held for sale	3.57%	5.35%	3.59%	5.35%
Allowance coverage ratio(5)	11.51%	12.52%	11.51%	12.52%
Return on assets(6)	5.3%	0.2%	4.8%	0.7%
Return on equity(7)	36.5%	1.6%	34.2%	5.4%
Equity to assets(8)	14.62%	12.43%	14.08%	12.47%
Other expense as a % of average loan receivables, including held for sale	4.95%	5.04%	4.89%	4.90%
Efficiency ratio(9)	39.6%	36.3%	37.8%	34.4%
Effective income tax rate	24.3%	18.6%	23.3%	24.3%
Selected Period-End Data:
Loan receivables	$78,374	$78,313	$78,374	$78,313
Allowance for credit losses	$9,023	$9,802	$9,023	$9,802
30+ days past due as a % of period-end loan receivables(10)	2.11%	3.13%	2.11%	3.13%
90+ days past due as a % of period-end loan receivables(10)	1.00%	1.77%	1.00%	1.77%
Total active accounts (in thousands)(2)(3)	66,892	63,430	66,892	63,430
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

	2021			2020
Three months ended June 30 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$13,584	$4	0.12%	$15,413	$3	0.08%
Securities available for sale	5,988	7	0.47%	6,804	19	1.12%
Loan receivables, including held for sale(3):
Credit cards	72,989	3,484	19.15%	75,942	3,740	19.81%
Consumer installment loans	2,417	59	9.79%	1,546	37	9.63%
Commercial credit products	1,363	23	6.77%	1,150	30	10.49%
Other	52	1	NM	59	1	NM
Total loan receivables, including held for sale	76,821	3,567	18.62%	78,697	3,808	19.46%
Total interest-earning assets	96,393	3,578	14.89%	100,914	3,830	15.26%
Non-interest-earning assets:
Cash and due from banks	1,559			1,486
Allowance for credit losses	(9,801)			(9,221)
Other assets	5,238			4,779
Total non-interest-earning assets	(3,004)			(2,956)
Total assets	$93,389			$97,958
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$60,761	$146	0.96%	$64,298	$293	1.83%
Borrowings of consolidated securitization entities	7,149	44	2.47%	8,863	59	2.68%
Senior unsecured notes	7,276	76	4.19%	7,958	82	4.14%
Total interest-bearing liabilities	75,186	266	1.42%	81,119	434	2.15%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	349			309
Other liabilities	4,199			4,349
Total non-interest-bearing liabilities	4,548			4,658
Total liabilities	79,734			85,777
Equity
Total equity	13,655			12,181
Total liabilities and equity	$93,389			$97,958
Interest rate spread(4)			13.47%			13.11%
Net interest income		$3,312			$3,396
Net interest margin(5)			13.78%			13.53%

	2021			2020
Six months ended June 30 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$14,094	$8	0.11%	$14,158	$45	0.64%
Securities available for sale	6,378	13	0.41%	6,379	44	1.39%
Loan receivables, including held for sale(3):
Credit cards	73,921	7,141	19.48%	78,830	8,012	20.44%
Consumer installment loans	2,319	112	9.74%	1,489	72	9.72%
Commercial credit products	1,297	44	6.84%	1,196	63	10.59%
Other	48	2	8.40%	48	1	4.19%
Total loan receivables, including held for sale	77,585	7,299	18.97%	81,563	8,148	20.09%
Total interest-earning assets	98,057	7,320	15.05%	102,100	8,237	16.22%
Non-interest-earning assets:
Cash and due from banks	1,597			1,468
Allowance for credit losses	(10,012)			(8,965)
Other assets	5,272			4,737
Total non-interest-earning assets	(3,143)			(2,760)
Total assets	$94,914			$99,340
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$61,737	$316	1.03%	$64,332	$649	2.03%
Borrowings of consolidated securitization entities	7,420	95	2.58%	9,425	132	2.82%
Senior unsecured notes	7,619	158	4.18%	8,382	170	4.08%
Total interest-bearing liabilities	76,776	569	1.49%	82,139	951	2.33%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	348			304
Other liabilities	4,425			4,511
Total non-interest-bearing liabilities	4,773			4,815
Total liabilities	81,549			86,954
Equity
Total equity	13,365			12,386
Total liabilities and equity	$94,914			$99,340
Interest rate spread(4)			13.56%			13.89%
Net interest income		$6,751			$7,286
Net interest margin(5)			13.88%			14.35%
_______________________
(1)Average yields/rates are based on total interest income/expense over average balances.
(2)Includes average restricted cash balances of $538 million and $645 million for the three months ended June 30, 2021 and 2020, respectively, and $481 million and $813 million for the six months ended June 30, 2021 and 2020, respectively.
(3)Interest income on loan receivables includes fees on loans of $489 million and $448 million for the three months ended June 30, 2021 and 2020, respectively, and $1.0 billion and $1.1 billion for the six months ended June 30, 2021 and 2020, respectively.
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
Interest Income
Interest income decreased by $252 million, or 6.6%, and $917 million, or 11.1%, for the three and six months ended June 30, 2021, respectively, primarily driven by decreases in interest and fees on loans attributed to improvements in customer payment behavior and lower delinquencies.
Average interest-earning assets

Three months ended June 30 ($ in millions)	2021	%	2020	%
Loan receivables, including held for sale	$76,821	79.7%	$78,697	78.0%
Liquidity portfolio and other	19,572	20.3%	22,217	22.0%
Total average interest-earning assets	$96,393	100.0%	$100,914	100.0%

Six months ended June 30 ($ in millions)	2021	%	2020	%
Loan receivables, including held for sale	$77,585	79.1%	$81,563	79.9%
Liquidity portfolio and other	20,472	20.9%	20,537	20.1%
Total average interest-earning assets	$98,057	100.0%	$102,100	100.0%
The decreases in average loan receivables, including held for sale, of 2.4% and 4.9% for the three and six months ended June 30, 2021, respectively, were primarily driven by improvements in customer payment behavior. These decreases were partially offset by growth in purchase volume of 35.2% and 21.6% for the three and six months ended June 30, 2021, respectively, reflecting the impacts of stimulus, the lifting of remaining government restrictions and increased consumer confidence.
Yield on average interest-earning assets
The yield on average interest-earning assets decreased for the three and six months ended June 30, 2021, primarily due to decreases in the yield on average loan receivables. The decrease in loan receivable yield was 84 basis points to 18.62% and 112 basis points to 18.97% for the three and six months ended June 30, 2021, respectively, primarily driven by higher payment rates and lower delinquencies.
Interest Expense
Interest expense decreased by $168 million, or 38.7%, and $382 million, or 40.2%, for the three and six months ended June 30, 2021, respectively, primarily attributed to lower benchmark interest rates. Our cost of funds decreased to 1.42% and 1.49% for the three and six months ended June 30, 2021, respectively, compared to 2.15% and 2.33% for the three and six months ended June 30, 2020, respectively.
Average interest-bearing liabilities

Three months ended June 30 ($ in millions)	2021	%	2020	%
Interest-bearing deposit accounts	$60,761	80.8%	$64,298	79.3%
Borrowings of consolidated securitization entities	7,149	9.5%	8,863	10.9%
Senior unsecured notes	7,276	9.7%	7,958	9.8%
Total average interest-bearing liabilities	$75,186	100.0%	$81,119	100.0%

Six months ended June 30 ($ in millions)	2021	%	2020	%
Interest-bearing deposit accounts	$61,737	80.4%	$64,332	78.3%
Borrowings of consolidated securitization entities	7,420	9.7%	9,425	11.5%
Senior unsecured notes	7,619	9.9%	8,382	10.2%
Total average interest-bearing liabilities	$76,776	100.0%	$82,139	100.0%
Net Interest Income
Net interest income decreased by $84 million, or 2.5%, and $535 million, or 7.3%, for the three and six months ended June 30, 2021, respectively, primarily driven by the decreases in interest and fees on loans discussed above, partially offset by the decreases in interest expense.
Retailer Share Arrangements
Retailer share arrangements increased by $233 million, or 30.1%, and $296 million, or 17.4%, for the three and six months ended June 30, 2021, respectively, primarily due to the decrease in provision for credit losses, including lower net charge-offs, and program performance.
Provision for Credit Losses
Provision for credit losses decreased by $1.9 billion, or 111.6%, and $3.2 billion, or 95.8%, for the three and six months ended June 30, 2021, respectively, primarily driven by lower reserves in the current year and lower net charge-offs. The reduction in reserves for credit losses were $878 million and $1.2 billion for the three and six months ended June 30, 2021, respectively.
Other Income

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2021	2020	2021	2020
Interchange revenue	$223	$134	$394	$295
Debt cancellation fees	66	69	135	138
Loyalty programs	(247)	(134)	(426)	(292)
Other	47	26	117	51
Total other income	$89	$95	$220	$192
Other income decreased by $6 million, or 6.3%, for the three months ended June 30, 2021, primarily driven by higher loyalty program costs during the period related to higher purchase volume, partially offset by an increase in interchange revenue. Other income increased by $28 million, or 14.6%, for the six months ended June 30, 2021, primarily driven by an increase in interchange revenue and gains related to investment securities, partially offset by higher loyalty costs.

Other Expense

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2021	2020	2021	2020
Employee costs	$359	$327	$723	$651
Professional fees	189	189	379	386
Marketing and business development	114	91	209	202
Information processing	137	116	268	239
Other	149	263	301	510
Total other expense	$948	$986	$1,880	$1,988
Other expense decreased by $38 million, or 3.9%, and $108 million, or 5.4%, for the three and six months ended June 30, 2021, primarily driven by lower other expense, partially offset by increases in employee costs, marketing and business development and information processing.
The "other" component decreased primarily due to lower operational losses. The increases in employee costs was primarily due to higher stock-based compensation expense. The increases in marketing and business development was primarily due to the timing of program spend aligned with the lifting of remaining government restrictions on in-person retail experiences. The increases in information processing was primarily due to higher software costs.
Provision for Income Taxes

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2021	2020	2021	2020
Effective tax rate	24.3%	18.6%	23.3%	24.3%
Provision for income taxes	$399	$11	$689	$107
The effective tax rate for the three months ended June 30, 2021 increased compared to the same period in the prior year primarily due to significantly lower pre-tax income in the prior year, which led to a larger impact related to discrete tax benefits. The effective tax rate for the six months ended June 30, 2021 decreased compared to the same period in the prior year primarily due to the resolution of certain tax matters in the current year. For both periods presented, the effective tax rate differs from the applicable U.S. federal statutory tax rate primarily due to state income taxes.
Platform Analysis
As discussed above under “—Our Sales Platforms,” we now offer our credit products primarily through five sales platforms (Home & Auto, Digital, Diversified & Value, Health & Wellness and Lifestyle), which management measures based on their revenue-generating activities. The following is a discussion of certain supplemental information for the three and six months ended June 30, 2021, for each of our five sales platforms and Corp, Other.
Home & Auto

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2021	2020	2021	2020
Purchase volume	$12,209	$9,729	$22,124	$18,833
Period-end loan receivables	$26,111	$25,875	$26,111	$25,875
Average loan receivables, including held for sale	$25,624	$25,792	$25,704	$26,396
Average active accounts (in thousands)	17,958	18,213	17,906	18,465

Interest and fees on loans	$1,014	$1,079	$2,073	$2,250
Other income	$15	$20	$30	$32

Home & Auto interest and fees on loans decreased by $65 million, or 6.0%, and $177 million, or 7.9%, for the three and six months ended June 30, 2021, primarily driven by lower loan receivables yield as a result of higher payment rates.
Digital

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2021	2020	2021	2020
Purchase volume	$10,930	$8,439	$20,270	$15,833
Period-end loan receivables	$19,233	$18,945	$19,233	$18,945
Average loan receivables, including held for sale	$18,783	$19,062	$19,108	$19,408
Average active accounts (in thousands)	17,258	16,414	17,298	16,462

Interest and fees on loans	$891	$913	$1,794	$1,910
Other income	$(28)	$(8)	$(40)	$(12)
Digital interest and fees on loans decreased by $22 million, or 2.4%, and $116 million, or 6.1%, for the three and six months ended June 30, 2021, primarily driven by lower loan receivables yield as a result of higher payment rates.
Other income decreased by $20 million, or 250.0%, and $28 million, or 233.3%, for the three and six months ended June 30, 2021, primarily driven by higher program loyalty costs associated with the increase in purchase volume.
Diversified & Value

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2021	2020	2021	2020
Purchase volume	$11,618	$7,683	$20,838	$17,084
Period-end loan receivables	$14,357	$15,177	$14,357	$15,177
Average loan receivables, including held for sale	$14,101	$15,425	$14,336	$16,485
Average active accounts (in thousands)	17,301	16,626	17,446	18,806

Interest and fees on loans	$729	$849	$1,518	$1,897
Other income	$(2)	$17	$3	$32
Diversified & Value interest and fees on loans decreased by $120 million, or 14.1%, and $379 million, or 20.0%, for the three and six months ended June 30, 2021, primarily driven by lower average loan receivables reflecting the impact of store closures in 2020, as well as prior year government restrictions and higher payment rates.
Health & Wellness

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2021	2020	2021	2020
Purchase volume	$2,988	$1,952	$5,636	$4,611
Period-end loan receivables	$9,515	$9,222	$9,515	$9,222
Average loan receivables, including held for sale	$9,334	$9,387	$9,387	$9,823
Average active accounts (in thousands)	5,585	5,966	5,642	6,153

Interest and fees on loans	$523	$535	$1,081	$1,132
Other income	$36	$23	$76	$48

Health & Wellness interest and fees on loans decreased by $12 million, or 2.2%, for the three months ended June 30, 2021, primarily driven by lower loan receivables yield as a result of higher payment rates. Interest and fees on loans decreased $51 million, or 4.5%, for the six months ended June 30, 2021, primarily driven by lower average loan receivables.
Other income increased by $13 million, or 56.5%, and $28 million, or 58.3%, for the three and six months ended June 30, 2021, respectively, primarily due to commission fees earned by Pets Best.
Lifestyle

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2021	2020	2021	2020
Purchase volume	$1,405	$1,286	$2,559	$2,283
Period-end loan receivables	$5,158	$4,718	$5,158	$4,718
Average loan receivables, including held for sale	$5,050	$4,551	$5,027	$4,607
Average active accounts (in thousands)	2,442	2,462	2,510	2,634

Interest and fees on loans	$182	$172	$363	$367
Other income	$6	$4	$11	$9
Lifestyle interest and fees on loans increased by $10 million, or 5.8%, for the three months ended June 30, 2021, primarily driven by an increase in average loan receivables reflecting continued strength in power sports. Interest and fees on loans decreased slightly by $4 million, or 1.1%, for the six months ended June 30, 2021, primarily driven by lower late fees and lower merchant discount, largely offset by an increase in average loan receivables.
Corp, Other

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2021	2020	2021	2020
Purchase volume	$2,971	$2,066	$5,443	$4,553
Period-end loan receivables	$4,000	$4,376	$4,000	$4,376
Average loan receivables, including held for sale	$3,929	$4,480	$4,023	$4,844
Average active accounts (in thousands)	5,266	5,155	5,361	5,881

Interest and fees on loans	$228	$260	$470	$592
Other income	$62	$39	$140	$83
Corp, Other interest and fees on loans decreased by $32 million, or 12.3%, and $122 million, or 20.6%, for the three and six months ended June 30, 2021, primarily driven by lower average loan receivables.
Other income increased by $23 million, or 59.0%, and $57 million, or 68.7% for the three and six months ended June 30, 2021, primarily due to gains related to investment securities.
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

The following table sets forth the composition of our loan receivables portfolio by product type at the dates indicated.

($ in millions)	At June 30, 2021	(%)	At December 31, 2020	(%)
Loans
Credit cards	$74,429	95.0%	$78,455	95.9%
Consumer installment loans	2,507	3.2%	2,125	2.6
Commercial credit products	1,379	1.7%	1,250	1.5
Other	59	0.1%	37	—
Total loans	$78,374	100.0%	$81,867	100.0%
Loan receivables decreased 4.3% to $78.4 billion at June 30, 2021 compared to December 31, 2020, primarily driven by improvements in customer payment behavior, resulting in part from governmental stimulus actions, as well as the seasonality of our business. Customer payments as a percentage of beginning-of-period loan receivables for the three months ended June 30, 2021 were approximately 280 basis points higher than our prior five-year historical average for the second quarter.
Loan receivables increased slightly to $78.4 billion at June 30, 2021 compared to $78.3 billion at June 30, 2020, primarily driven by higher purchase volume, offset by the impacts of improvements in customer payment behavior.
Our loan receivables portfolio had the following geographic concentration at June 30, 2021.

($ in millions)	Loan Receivables Outstanding	% of Total Loan Receivables Outstanding
State
Texas	$8,124	10.4%
California	$8,036	10.3%
Florida	$6,849	8.7%
New York	$4,260	5.4%
North Carolina	$3,237	4.1%
Delinquencies
Over-30 day loan delinquencies as a percentage of period-end loan receivables decreased to 2.11% at June 30, 2021 from 3.13% at June 30, 2020, and decreased from 3.07% at December 31, 2020. The decrease compared to the prior year period was primarily driven by an improvement in customer payment behavior. The current quarter decrease as compared to December 31, 2020 reflects these same improvements as well as the seasonality of our business.
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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net charge-off rate	3.57%	5.35%	3.59%	5.35%

Allowance for Credit Losses
The allowance for credit losses totaled $9.0 billion at June 30, 2021, compared to $10.3 billion at December 31, 2020 and $9.8 billion at June 30, 2020, and reflects our estimate of expected credit losses for the life of the loan receivables on our consolidated statement of financial position.
Our allowance for credit losses as a percentage of total loan receivables decreased to 11.51% at June 30, 2021, from 12.54% at December 31, 2020 and from 12.52% at June 30, 2020.
The decrease compared to June 30, 2020 is primarily driven by improvements in customer payment behavior, which resulted in a reduction in our estimate of expected credit losses. The decrease compared to December 31, 2020 reflects the lower reserves, partially offset by the seasonality of our business.

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
Funding Sources
Our primary funding sources include cash from operations, deposits (direct and brokered deposits), securitized financings and senior unsecured notes.
The following table summarizes information concerning our funding sources during the periods indicated:

	2021			2020
Three months ended June 30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$60,761	80.8%	1.0%	$64,298	79.3%	1.8%
Securitized financings	7,149	9.5	2.5	8,863	10.9	2.7
Senior unsecured notes	7,276	9.7	4.2	7,958	9.8	4.1
Total	$75,186	100.0%	1.4%	$81,119	100.0%	2.2%
______________________
(1)Excludes $349 million and $309 million average balance of non-interest-bearing deposits for the three months ended June 30, 2021 and 2020, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the three months ended June 30, 2021 and 2020.

	2021			2020
Six months ended June 30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$61,737	80.4%	1.0%	$64,332	78.3%	2.0%
Securitized financings	7,420	9.7	2.6	9,425	11.5	2.8
Senior unsecured notes	7,619	9.9	4.2	8,382	10.2	4.1
Total	$76,776	100.0%	1.5%	$82,139	100.0%	2.3%
______________________
(1)Excludes $348 million and $304 million average balance of non-interest-bearing deposits for the six months ended June 30, 2021 and 2020, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the six months ended June 30, 2021 and 2020.

Deposits
We obtain deposits directly from retail and commercial customers (“direct deposits”) or through third-party brokerage firms that offer our deposits to their customers (“brokered deposits”). At June 30, 2021, we had $50.3 billion in direct deposits and $9.5 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger that channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to continue to utilize our direct deposits base as a source of stable and diversified low-cost funding.
Our direct deposits include a range of FDIC-insured deposit products, including certificates of deposit, IRAs, money market accounts and savings accounts.
Brokered deposits are primarily from retail customers of large brokerage firms. We have relationships with 11 brokers that offer our deposits through their networks. Our brokered deposits consist primarily of certificates of deposit that bear interest at a fixed rate and at June 30, 2021, had a weighted average remaining life of 2.4 years. These deposits generally are not subject to early withdrawal.
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
The following table summarizes certain information regarding our interest-bearing deposits by type (all of which constitute U.S. deposits) for the periods indicated:

Three months ended June 30 ($ in millions)	2021			2020
	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$22,352	36.8%	1.3%	$31,806	49.5%	2.2%
Savings accounts (including money market accounts)	28,391	46.7	0.5	21,023	32.7	1.3
Brokered deposits	10,018	16.5	1.6	11,469	17.8	1.8
Total interest-bearing deposits	$60,761	100.0%	1.0%	$64,298	100.0%	1.8%

Six months ended June 30 ($ in millions)	2021			2020
	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$23,813	38.6%	1.4%	$32,913	51.2%	2.4%
Savings accounts (including money market accounts)	27,603	44.7	0.5	20,333	31.6	1.5
Brokered deposits	10,321	16.7	1.6	11,086	17.2	2.1
Total interest-bearing deposits	$61,737	100.0%	0.5%	$64,332	100.0%	2.0%
Our deposit liabilities provide funding with maturities ranging from one day to ten years. At June 30, 2021, the weighted average maturity of our interest-bearing time deposits was 1.1 years. See Note 7. Deposits to our condensed consolidated financial statements for more information on the maturities of our time deposits.

The following table summarizes deposits by contractual maturity at June 30, 2021:

($ in millions)	3 Months or Less	Over 3 Months but within 6 Months	Over 6 Months but within 12 Months	Over 12 Months	Total
U.S. deposits (less than FDIC insurance limit)(1)(2)	$29,955	$2,674	$7,465	$6,964	$47,058
U.S. deposits (in excess of FDIC insurance limit)(2)
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	1,107	745	2,091	1,253	5,196
Savings accounts (including money market accounts)	7,560	—	—	—	7,560
Brokered deposits:
Sweep accounts	27	—	—	—	27
Total	$38,649	$3,419	$9,556	$8,217	$59,841
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
The following table summarizes expected contractual maturities of the investors’ interests in securitized financings, excluding debt premiums, discounts and issuance costs at June 30, 2021.

($ in millions)	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years	Total
Scheduled maturities of long-term borrowings—owed to securitization investors:
SYNCT(1)	$1,050	$3,040	$—	$—	$4,090
SFT	300	—	—	—	300
SYNIT(1)	2,600	—	—	—	2,600
Total long-term borrowings—owed to securitization investors	$3,950	$3,040	$—	$—	$6,990
______________________
(1)Excludes any subordinated classes of SYNCT notes and SYNIT notes that we owned at June 30, 2021.
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
The following table summarizes for each of our trusts the three-month rolling average excess spread at June 30, 2021.

	Note Principal Balance ($ in millions)	# of Series Outstanding	Three-Month Rolling Average Excess Spread(1)
SYNCT	$4,244	8	~18.2% to 20.5%
SFT	$300	5	18.5%
SYNIT	$2,600	1	17.2%
______________________
(1)Represents the excess spread (generally calculated as interest income collected from the applicable pool of loan receivables less applicable net charge-offs, interest expense and servicing costs, divided by the aggregate principal amount of loan receivables in the applicable pool) for SFT or, in the case of SYNCT, a range of the excess spreads relating to the particular series issued within such trust or, in the case of SYNIT, the excess spread relating to the one outstanding series issued within such trust, in all cases omitting any series that have not been outstanding for at least three full monthly periods and calculated in accordance with the applicable trust or series documentation, for the three securitization monthly periods ended June 30, 2021.
Senior Unsecured Notes
During the six months ended June 30, 2021 we made repayments of $1.5 billion.
The following table provides a summary of our outstanding fixed rate senior unsecured notes at June 30, 2021.

Issuance Date	Interest Rate(1)	Maturity	Principal Amount Outstanding(2)
($ in millions)
Fixed rate senior unsecured notes:
Synchrony Financial
August 2014	4.250%	August 2024	1,250
July 2015	4.500%	July 2025	1,000
August 2016	3.700%	August 2026	500
December 2017	3.950%	December 2027	1,000
March 2019	4.375%	March 2024	600
March 2019	5.150%	March 2029	650
July 2019	2.850%	July 2022	750
Synchrony Bank
June 2017	3.000%	June 2022	750
Total fixed rate senior unsecured notes			$6,500
______________________
(1)Weighted average interest rate of all senior unsecured notes at June 30, 2021 was 4.00%.
(2)The amounts shown exclude unamortized debt discounts, premiums and issuance costs.

Short-Term Borrowings
Except as described above, there were no material short-term borrowings for the periods presented.
Other
At June 30, 2021, we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
Covenants
The indenture pursuant to which our senior unsecured notes have been issued includes various covenants. If we do not satisfy any of these covenants, the maturity of amounts outstanding thereunder may be accelerated and become payable. We were in compliance with all of these covenants at June 30, 2021.
At June 30, 2021, we were not in default under any of our credit facilities.
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

We maintain a liquidity portfolio, which at June 30, 2021 had $16.3 billion of liquid assets, primarily consisting of cash and equivalents and short-term obligations of the U.S. Treasury, less cash in transit which is not considered to be liquid, compared to $18.3 billion of liquid assets at December 31, 2020. The decrease in liquid assets was primarily due to the reduction in funding liabilities, partially offset by the reduction in our loan receivables and the seasonality of our business. We believe our liquidity position at June 30, 2021 remains strong as we continue to operate in a period of uncertain economic conditions related to COVID-19 and we will continue to closely monitor our liquidity as economic conditions change.
As additional sources of liquidity, at June 30, 2021, we had an aggregate of $4.4 billion of undrawn committed capacity on our securitized financings, subject to customary borrowing conditions, from private lenders under our securitization programs and $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders, and we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
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
Dividend and Share Repurchases

Common Stock Cash Dividends Declared	Month of Payment	Amount per Common Share	Amount
($ in millions, except per share data)
Three months ended March 31, 2021	February 2021	$0.22	$128
Three months ended June 30, 2021	May 2021	0.22	128
Total dividends declared		$0.44	$256

Preferred Stock Cash Dividends Declared	Month of Payment	Amount per Preferred Share	Amount
($ in millions, except per share data)
Three months ended March 31, 2021	February 2021	$14.06	$11
Three months ended June 30, 2021	May 2021	14.06	10
Total dividends declared		$28.12	$21
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

Common Shares Repurchased Under Publicly Announced Programs	Total Number of Shares Purchased	Dollar Value of Shares Purchased
($ and shares in millions)
Three months ended March 31, 2021	5.1	$200
Three months ended June 30, 2021	8.7	393
Total	13.8	$593
In January 2021, we announced our Board's approval of a share repurchase program of up to $1.6 billion through December 31, 2021 (the “January 2021 Share Repurchase Program”), subject to the Company’s capital plan, market conditions and other factors, including regulatory restrictions and required approvals, if any. In May 2021 we announced that the Board of Directors approved a new share repurchase program of up to $2.9 billion for the period which commenced April 1, 2021 through June 30, 2022 (the “May 2021 Share Repurchase Program”), subject to market conditions and other factors, including legal and regulatory restrictions and required approvals, if any. This share repurchase program supersedes the program previously announced in January 2021, and does not include the impact of any capital which would be released if the loan receivables associated with the Gap Inc. program are sold at expiration of the existing program agreement.
Through the end of the second quarter of 2021, we have repurchased $593 million of common stock as part of the January 2021 Share Repurchase Program and May 2021 Share Repurchase Program and have $2.5 billion of remaining authorized share repurchase capacity under the May 2021 Share Repurchase Program at June 30, 2021.
Regulatory Capital Requirements - Synchrony Financial
As a savings and loan holding company, we are required to maintain minimum capital ratios, under the applicable U.S. Basel III capital rules. For more information, see “Regulation—Savings and Loan Holding Company Regulation” in our 2020 Form 10-K.
For Synchrony Financial to be a well-capitalized savings and loan holding company, Synchrony Bank must be well-capitalized and Synchrony Financial must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. As of June 30, 2021, Synchrony Financial met all the requirements to be deemed well-capitalized.

The following table sets forth the composition of our capital ratios for the Company calculated under the Basel III Standardized Approach rules at June 30, 2021 and December 31, 2020, respectively.

	Basel III
	At June 30, 2021		At December 31, 2020
($ in millions)	Amount	Ratio(1)	Amount	Ratio(1)
Total risk-based capital	$15,710	20.1%	$14,604	18.1%
Tier 1 risk-based capital	$14,671	18.7%	$13,525	16.8%
Tier 1 leverage	$14,671	15.6%	$13,525	14.0%
Common equity Tier 1 capital	$13,937	17.8%	$12,791	15.9%
Risk-weighted assets	$78,281		$80,561
______________________
(1)Tier 1 leverage ratio represents total Tier 1 capital as a percentage of total average assets, after certain adjustments. All other ratios presented above represent the applicable capital measure as a percentage of risk-weighted assets.
In March 2020 the joint federal bank regulatory agencies issued an interim final rule that allows banking organizations to mitigate the effects of the CECL accounting standard in their regulatory capital. Banking organizations that adopted CECL in 2020 can elect to mitigate the estimated cumulative regulatory capital effects of CECL for two years. The Company has elected to adopt the option provided by the interim final rule, which will largely delay the effects of CECL on its regulatory capital through the end of 2021, after which the effects will be phased-in over a three-year period from January 1, 2022 through December 31, 2024, collectively the “CECL regulatory capital transition adjustment”. For more information, see “Capital—Regulatory Capital Requirements - Synchrony Financial” in our 2020 Form 10-K.
Capital amounts and ratios at June 30, 2021 in the above table all reflect the application of the CECL regulatory capital transition adjustment. The increase in our common equity Tier 1 capital ratio compared to December 31, 2020 was primarily due to the retention of net earnings in the current year, as well as a decrease in loan receivables and a corresponding reduction in risk-weighted assets in the six months ended June 30, 2021.
Regulatory Capital Requirements - Synchrony Bank
At June 30, 2021 and December 31, 2020, the Bank met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. The following table sets forth the composition of the Bank’s capital ratios calculated under the Basel III Standardized Approach rules at June 30, 2021 and December 31, 2020, and also reflects the CECL regulatory capital transition adjustment in the June 30, 2021 amounts and ratios.

	At June 30, 2021		At December 31, 2020		Minimum to be Well-Capitalized under Prompt Corrective Action Provisions
($ in millions)	Amount	Ratio	Amount	Ratio	Ratio
Total risk-based capital	$14,460	20.6%	$12,784	17.8%	10.0%
Tier 1 risk-based capital	$13,526	19.2%	$11,821	16.5%	8.0%
Tier 1 leverage	$13,526	16.0%	$11,821	13.6%	5.0%
Common equity Tier 1 capital	$13,526	19.2%	$11,821	16.5%	6.5%
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

Off-Balance Sheet Arrangements and Unfunded Lending Commitments
____________________________________________________________________________________________
We do not have any material off-balance sheet arrangements, including guarantees of third-party obligations. Guarantees are contracts or indemnification agreements that contingently require us to make a guaranteed payment or perform an obligation to a third-party based on certain trigger events. At June 30, 2021, we had not recorded any contingent liabilities in our Condensed Consolidated Statement of Financial Position related to any guarantees.
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

ITEM 1. FINANCIAL STATEMENTS
Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
____________________________________________________________________________________________

	Three months ended June 30,		Six months ended June 30,
($ in millions, except per share data)	2021	2020	2021	2020
Interest income:
Interest and fees on loans (Note 4)	$3,567	$3,808	$7,299	$8,148
Interest on cash and debt securities	11	22	21	89
Total interest income	3,578	3,830	7,320	8,237
Interest expense:
Interest on deposits	146	293	316	649
Interest on borrowings of consolidated securitization entities	44	59	95	132
Interest on senior unsecured notes	76	82	158	170
Total interest expense	266	434	569	951
Net interest income	3,312	3,396	6,751	7,286
Retailer share arrangements	(1,006)	(773)	(1,995)	(1,699)
Provision for credit losses (Note 4)	(194)	1,673	140	3,350
Net interest income, after retailer share arrangements and provision for credit losses	2,500	950	4,616	2,237
Other income:
Interchange revenue	223	134	394	295
Debt cancellation fees	66	69	135	138
Loyalty programs	(247)	(134)	(426)	(292)
Other	47	26	117	51
Total other income	89	95	220	192
Other expense:
Employee costs	359	327	723	651
Professional fees	189	189	379	386
Marketing and business development	114	91	209	202
Information processing	137	116	268	239
Other	149	263	301	510
Total other expense	948	986	1,880	1,988
Earnings before provision for income taxes	1,641	59	2,956	441
Provision for income taxes (Note 12)	399	11	689	107
Net earnings	$1,242	$48	$2,267	$334
Net earnings available to common stockholders	$1,232	$37	$2,246	$312

Earnings per share
Basic	$2.13	$0.06	$3.87	$0.52
Diluted	$2.12	$0.06	$3.84	$0.52

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
____________________________________________________________________________________________

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2021	2020	2021	2020

Net earnings	$1,242	$48	$2,267	$334

Other comprehensive income (loss)
Debt securities	(2)	12	(8)	29
Currency translation adjustments	2	1	4	(7)
Employee benefit plans	—	(1)	(1)	(1)
Other comprehensive income (loss)	—	12	(5)	21

Comprehensive income	$1,242	$60	$2,262	$355
Amounts presented net of taxes.

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Financial Position (Unaudited)
____________________________________________________________________________________________

($ in millions)	At June 30, 2021	At December 31, 2020
Assets
Cash and equivalents	$11,117	$11,524
Debt securities (Note 3)	5,728	7,469
Loan receivables: (Notes 4 and 5)
Unsecuritized loans held for investment	55,994	56,472
Restricted loans of consolidated securitization entities	22,380	25,395
Total loan receivables	78,374	81,867
Less: Allowance for credit losses	(9,023)	(10,265)
Loan receivables, net	69,351	71,602
Loan receivables held for sale (Note 4)	—	5
Goodwill	1,105	1,078
Intangible assets, net (Note 6)	1,098	1,125
Other assets	3,618	3,145
Total assets	$92,017	$95,948

Liabilities and Equity
Deposits: (Note 7)
Interest-bearing deposit accounts	$59,500	$62,469
Non-interest-bearing deposit accounts	341	313
Total deposits	59,841	62,782
Borrowings: (Notes 5 and 8)
Borrowings of consolidated securitization entities	6,987	7,810
Senior unsecured notes	6,470	7,965
Total borrowings	13,457	15,775
Accrued expenses and other liabilities	4,522	4,690
Total liabilities	$77,820	$83,247

Equity:
Preferred stock, par share value $0.001 per share; 750,000 shares authorized; 750,000 shares issued and outstanding at both June 30, 2021 and December 31, 2020 and aggregate liquidation preference of $750 at both June 30, 2021 and December 31, 2020	$734	$734
Common Stock, par share value $0.001 per share; 4,000,000,000 shares authorized; 833,984,684 shares issued at both June 30, 2021 and December 31, 2020; 573,416,152 and 584,009,550 shares outstanding at June 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	9,620	9,570
Retained earnings	12,560	10,621
Accumulated other comprehensive income (loss):
Debt securities	17	25
Currency translation adjustments	(18)	(22)
Employee benefit plans	(55)	(54)
Treasury stock, at cost; 260,568,532 and 249,975,134 shares at June 30, 2021 and December 31, 2020, respectively	(8,662)	(8,174)
Total equity	14,197	12,701
Total liabilities and equity	$92,017	$95,948

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
____________________________________________________________________________________________

	Preferred Stock		Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2020	750	$734	833,985	$1	$9,537	$12,117	$(58)	$(7,243)	$15,088
Cumulative effect of change in accounting principle	—	—	—	—	—	(2,276)	—	—	(2,276)
Adjusted balance, beginning of period	750	734	833,985	1	9,537	9,841	(58)	(7,243)	12,812
Net earnings	—	—	—	—	—	286	—	—	286
Other comprehensive income	—	—	—	—	—	—	9	—	9
Purchases of treasury stock	—	—	—	—	—	—	—	(985)	(985)
Stock-based compensation	—	—	—	—	(14)	(21)	—	29	(6)
Dividends - preferred stock ($14.22 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividends - common stock ($0.22 per share)	—	—	—	—	—	(135)	—	—	(135)
Balance at March 31, 2020	750	$734	833,985	$1	$9,523	$9,960	$(49)	$(8,199)	$11,970
Net earnings	—	—	—	—	—	48	—	—	48
Other comprehensive income	—	—	—	—	—	—	12	—	12
Purchases of treasury stock	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	9	(17)	—	16	8
Dividends - preferred stock ($14.06 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividends - common stock ($0.22 per share)	—	—	—	—	—	(128)	—	—	(128)
Balance at June 30, 2020	750	$734	833,985	$1	$9,532	$9,852	$(37)	$(8,183)	$11,899

	Preferred Stock		Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2021	750	$734	833,985	$1	$9,570	$10,621	$(51)	$(8,174)	$12,701
Net earnings	—	—	—	—	—	1,025	—	—	1,025
Other comprehensive income	—	—	—	—	—	—	(5)	—	(5)
Purchases of treasury stock	—	—	—	—	—	—	—	(200)	(200)
Stock-based compensation	—	—	—	—	22	(37)	—	72	57
Dividends - preferred stock ($14.06 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividends - common stock ($0.22 per share)	—	—	—	—	—	(128)	—	—	(128)
Balance at March 31, 2021	750	$734	833,985	$1	$9,592	$11,470	$(56)	$(8,302)	$13,439
Net earnings	—	—	—	—	—	1,242	—	—	1,242
Other comprehensive income	—	—	—	—	—	—	—	—	—
Purchases of treasury stock	—	—	—	—	—	—	—	(393)	(393)
Stock-based compensation	—	—	—	—	28	(14)	—	33	47
Dividends - preferred stock ($14.06 per share)	—	—	—	—	—	(10)	—	—	(10)
Dividends - common stock ($0.22 per share)	—	—	—	—	—	(128)	—	—	(128)
Balance at June 30, 2021	750	$734	833,985	$1	$9,620	$12,560	$(56)	$(8,662)	$14,197

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
____________________________________________________________________________________________

	Six months ended June 30,
($ in millions)	2021	2020
Cash flows - operating activities
Net earnings	$2,267	$334
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for credit losses	140	3,350
Deferred income taxes	184	(328)
Depreciation and amortization	192	193
(Increase) decrease in interest and fees receivable	596	348
(Increase) decrease in other assets	(150)	(34)
Increase (decrease) in accrued expenses and other liabilities	(214)	(312)
All other operating activities	265	367
Cash provided from (used for) operating activities	3,280	3,918

Cash flows - investing activities
Maturity and sales of debt securities	3,836	4,227
Purchases of debt securities	(2,140)	(4,891)
Proceeds from sale of loan receivables	23	709
Net (increase) decrease in loan receivables, including held for sale	1,374	6,071
All other investing activities	(309)	(184)
Cash provided from (used for) investing activities	2,784	5,932

Cash flows - financing activities
Borrowings of consolidated securitization entities
Proceeds from issuance of securitized debt	1,050	500
Maturities and repayment of securitized debt	(1,875)	(2,806)
Senior unsecured notes
Maturities and repayment of senior unsecured notes	(1,500)	(1,500)
Dividends paid on preferred stock	(21)	(22)
Net increase (decrease) in deposits	(2,957)	(997)
Purchases of treasury stock	(593)	(985)
Dividends paid on common stock	(256)	(263)
All other financing activities	25	(10)
Cash provided from (used for) financing activities	(6,127)	(6,083)

Increase (decrease) in cash and equivalents, including restricted amounts	(63)	3,767
Cash and equivalents, including restricted amounts, at beginning of period	11,605	12,647
Cash and equivalents at end of period:
Cash and equivalents	11,117	16,344
Restricted cash and equivalents included in other assets	425	70
Total cash and equivalents, including restricted amounts, at end of period	$11,542	$16,414

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
NOTE 3.    DEBT SECURITIES
All of our debt securities are classified as available-for-sale and are held to meet our liquidity objectives or to comply with the Community Reinvestment Act (“CRA”). Our debt securities consist of the following:

	June 30, 2021				December 31, 2020
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
($ in millions)	cost	gains	losses	fair value	cost	gains	losses	fair value
U.S. government and federal agency	$2,531	$1	$(1)	$2,531	$3,926	$1	$—	$3,927
State and municipal	37	—	(2)	35	40	—	(1)	39
Residential mortgage-backed(a)	696	20	(2)	714	817	25	—	842
Asset-backed(b)	2,433	6	—	2,439	2,652	9	—	2,661
Other	8	1	—	9	—	—	—	—
Total	$5,705	$28	$(5)	$5,728	$7,435	$35	$(1)	$7,469
_______________________
(a)    All of our residential mortgage-backed securities have been issued by government-sponsored entities and are collateralized by U.S. mortgages. At June 30, 2021 and December 31, 2020, $168 million and $229 million of residential mortgage-backed securities, respectively, are pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve Discount Window advances.
(b)    Our asset-backed securities are collateralized by credit card and auto loans.

The following table presents the estimated fair values and gross unrealized losses of our available-for-sale debt securities:

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
($ in millions)	fair value	losses	fair value	losses
At June 30, 2021
U.S. government and federal agency	$360	$(1)	$—	$—
State and municipal	4	—	20	(2)
Residential mortgage-backed	126	(2)	—	—
Asset-backed	499	—	—	—
Other	—	—	—	—
Total	$989	$(3)	$20	$(2)

At December 31, 2020
U.S. government and federal agency	$—	$—	$—	$—
State and municipal	3	—	21	(1)
Residential mortgage-backed	6	—	—	—
Asset-backed	242	—	—	—
Total	$251	$—	$21	$(1)
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
Contractual Maturities of Investments in Available-for-Sale Debt Securities

	Amortized	Estimated	Weighted
At June 30, 2021 ($ in millions)	cost	fair value	Average yield (a)
Due
Within one year	$3,229	$3,232	0.3%
After one year through five years	$1,739	$1,742	0.3%
After five years through ten years	$244	$253	2.1%
After ten years	$493	$501	1.7%
_____________________
(a)Weighted average yield is calculated based on the amortized cost of each security. In calculating yield, no adjustment has been made with respect to any tax-exempt obligations.
We expect actual maturities to differ from contractual maturities because borrowers have the right to prepay certain obligations.
There were no material realized gains or losses recognized for the six months ended June 30, 2021 and 2020.
Although we generally do not have the intent to sell any specific securities held at June 30, 2021, in the ordinary course of managing our debt securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield, liquidity requirements and funding obligations.

NOTE 4.    LOAN RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

($ in millions)	June 30, 2021	December 31, 2020
Credit cards	$74,429	$78,455
Consumer installment loans	2,507	2,125
Commercial credit products	1,379	1,250
Other	59	37
Total loan receivables, before allowance for credit losses(a)(b)	$78,374	$81,867
_______________________
(a)Total loan receivables include $22.4 billion and $25.4 billion of restricted loans of consolidated securitization entities at June 30, 2021 and December 31, 2020, respectively. See Note 5. Variable Interest Entities for further information on these restricted loans.
(b)At June 30, 2021 and December 31, 2020, loan receivables included deferred costs, net of deferred income, of $168 million and $153 million, respectively.
Allowance for Credit Losses

($ in millions)	Balance at April 1, 2021	Provision charged to operations	Gross charge-offs	Recoveries	Balance at June 30, 2021
Credit cards	$9,735	$(163)	$(881)	$213	$8,904
Consumer installment loans	100	(26)	(12)	5	67
Commercial credit products	64	(5)	(10)	1	50
Other	2	—	—	—	2
Total	$9,901	$(194)	$(903)	$219	$9,023

($ in millions)	Balance at April 1, 2020	Provision charged to operations	Gross charge-offs	Recoveries	Balance at June 30, 2020
Credit cards	$9,029	$1,633	$(1,265)	$240	$9,637
Consumer installment loans	83	28	(11)	3	103
Commercial credit products	62	12	(15)	2	61
Other	1	—	—	—	1
Total	$9,175	$1,673	$(1,291)	$245	$9,802

($ in millions)	Balance at January 1, 2021	Provision charged to operations	Gross charge-offs	Recoveries	Other	Balance at June 30, 2021
Credit cards	$10,076	$178	$(1,782)	$432	$—	$8,904
Consumer installment loans	127	(44)	(27)	10	1	67
Commercial credit products	61	5	(19)	3	—	50
Other	1	1	—	—	—	2
Total	$10,265	$140	$(1,828)	$445	$1	$9,023

($ in millions)	Balance at January 1, 2020	Impact of ASU 2016-13 Adoption	Post-Adoption Balance at January 1, 2020	Provision charged to operations	Gross charge-offs	Recoveries	Balance at June 30, 2020
Credit cards	$5,506	$2,989	$8,495	$3,268	$(2,660)	$534	$9,637
Consumer installment loans	46	26	72	52	(27)	6	103
Commercial credit products	49	6	55	30	(29)	5	61
Other	1	—	1	—	—	—	1
Total	$5,602	$3,021	$8,623	$3,350	$(2,716)	$545	$9,802
Our allowance for credit losses at June 30, 2021 and December 31, 2020 reflects our estimate of expected credit losses for the life of the loan receivables on our consolidated statement of financial position.

The reasonable and supportable forecast period used in our estimate of credit losses at June 30, 2021 was 12 months, consistent with the forecast period utilized since adoption of CECL. Beyond the reasonable and supportable forecast period, we revert to historical mean information at the loan receivables segment level over a 6-month period, gradually increasing the weight of historical losses by an equal amount each month during the reversion period, and utilize historical loss information thereafter for the remaining life of the portfolio. The reversion period and methodology remain unchanged since the adoption of CECL.
Losses on loan receivables are estimated and recognized upon origination of the loan, based on expected credit losses for the life of the loan balance at June 30, 2021. Expected credit loss estimates are developed using both quantitative models and qualitative adjustments, and incorporates a macroeconomic forecast, as described within the 2020 Form 10-K. The current and forecasted economic conditions at the balance sheet date including the impact of the COVID-19 pandemic influenced our current estimate of expected credit losses. These conditions have improved as compared to December 31, 2020. We also continue to experience improvements in customer payment behavior, which include the effects of recent governmental stimulus actions, that has contributed to a reduction in loan receivables balances and delinquent accounts. Accordingly, our allowance for credit losses decreased by $1.2 billion to $9.0 billion during the six months ended June 30, 2021. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our 2020 annual consolidated financial statements in our 2020 Form 10-K, for additional information on our significant accounting policies related to our allowance for credit losses.
Delinquent and Non-accrual Loans

At June 30, 2021 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing
Credit cards	$834	$773	$1,607	$773	$—
Consumer installment loans	21	2	23	—	2
Commercial credit products	14	9	23	9	—
Total delinquent loans	$869	$784	$1,653	$782	$2
Percentage of total loan receivables	1.1%	1.0%	2.1%	1.0%	—%

At December 31, 2020 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing
Credit cards	$1,325	$1,128	$2,453	$1,128	$—
Consumer installment loans	26	5	31	—	5
Commercial credit products	20	10	30	10	—
Total delinquent loans	$1,371	$1,143	$2,514	$1,138	$5
Percentage of total loan receivables	1.7%	1.4%	3.1%	1.4%	—%
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

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2021	2020	2021	2020
Credit cards	$154	$127	$415	$352
Consumer installment loans	—	—	—	—
Commercial credit products	—	—	1	1
Total	$154	$127	$416	$353
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

At June 30, 2021 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$1,230	$(556)	$674	$1,082
Consumer installment loans	—	—	—	—
Commercial credit products	4	(2)	2	4
Total	$1,234	$(558)	$676	$1,086

At December 31, 2020 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$1,238	$(561)	$677	$1,084
Consumer installment loans	—	—	—	—
Commercial credit products	4	(2)	2	4
Total	$1,242	$(563)	$679	$1,088

Financial Effects of TDRs
As part of our loan modifications for borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following table presents the types and financial effects of loans modified and accounted for as TDRs during the periods presented:

Three months ended June 30,	2021			2020
($ in millions)	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$8	$77	$1,270	$9	$67	$1,133
Consumer installment loans	—	—	—	—	—	—
Commercial credit products	—	—	4	—	—	3
Total	$8	$77	$1,274	$9	$67	$1,136

Six months ended June 30,	2021			2020
($ in millions)	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$19	$156	$1,259	$21	$139	$1,137
Consumer installment loans	—	—	—	—	—	—
Commercial credit products	—	—	4	—	—	3
Total	$19	$156	$1,263	$21	$139	$1,140
Payment Defaults
The following table presents the type, number and amount of loans accounted for as TDRs that enrolled in a modification plan within the previous 12 months from the applicable balance sheet date and experienced a payment default and charged-off during the periods presented.

Three months ended June 30,	2021		2020
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	21,440	$60	15,689	$40
Consumer installment loans	—	—	—	—
Commercial credit products	44	—	54	—
Total	21,484	$60	15,743	$40

Six months ended June 30,	2021		2020
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	35,366	$99	31,914	$80
Consumer installment loans	—	—	—	—
Commercial credit products	76	—	76	—
Total	35,442	$99	31,990	$80
Credit Quality Indicators
Our loan receivables portfolio includes both secured and unsecured loans. Secured loan receivables are largely comprised of consumer installment loans secured by equipment. Unsecured loan receivables are largely comprised of our open-ended consumer and commercial revolving credit card loans. As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, including delinquency information, as well as information from credit bureaus relating to the customer’s broader credit performance. We utilize VantageScore credit scores to assist in our assessment of credit quality. VantageScore credit scores are obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three credit score categories: (i) 651 or higher, which are considered the strongest credits; (ii) 591 to 650, considered moderate credit risk; and (iii) 590 or less, which are considered weaker credits. There are certain customer accounts for which a VantageScore score is not available where we use alternative sources to assess their credit and predict behavior. The following table provides the most recent VantageScore scores available for our customers at June 30, 2021 and December 31, 2020, respectively, as a percentage of each class of loan receivable. For comparability purposes and to provide the best illustration of how the credit risk inherent in our loan portfolios has changed over time, the credit quality information at June 30, 2020 has also been presented to show applicable VantageScore score categories. The table below excludes 0.4%, 0.3% and 0.3% of our total loan receivables balance at each of June 30, 2021, December 31, 2020 and June 30, 2020, respectively, which represents those customer accounts for which a VantageScore score is not available.

	June 30, 2021			December 31, 2020			June 30, 2020
	651 or	591 to	590 or	651 or	591 to	590 or	651 or	591 to	590 or
	higher	650	less	higher	650	less	higher	650	less
Credit cards	80%	16%	4%	77%	17%	6%	73%	20%	7%
Consumer installment loans	81%	16%	3%	78%	18%	4%	77%	18%	5%
Commercial credit products	93%	4%	3%	92%	5%	3%	91%	5%	4%
Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and by applying the same credit standards for all of our credit products. Unused credit card lines available to our customers totaled approximately $418 billion and $413 billion at June 30, 2021 and December 31, 2020, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.

Interest Income by Product
The following table provides additional information about our interest and fees on loans, including merchant discounts, from our loan receivables, including held for sale:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2021	2020	2021	2020
Credit cards(a)	$3,484	$3,740	$7,141	$8,012
Consumer installment loans	59	37	112	72
Commercial credit products	23	30	44	63
Other	1	1	2	1
Total	$3,567	$3,808	$7,299	$8,148
_______________________
(a)Interest income on credit cards that was reversed related to accrued interest receivables written off was $296 million and $418 million for the three months ended June 30, 2021 and 2020, respectively, and $601 million and $895 million for the six months ended June 30, 2021 and 2020, respectively.
NOTE 5.    VARIABLE INTEREST ENTITIES
We use VIEs to securitize loan receivables and arrange asset-backed financing in the ordinary course of business. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE and we did not provide non-contractual support for previously transferred loan receivables to any VIE in the three and six months ended June 30, 2021 and 2020. Our VIEs are able to accept new loan receivables and arrange new asset-backed financings, consistent with the requirements and limitations on such activities placed on the VIE by existing investors. Once an account has been designated to a VIE, the contractual arrangements we have require all existing and future loan receivables originated under such account to be transferred to the VIE. The amount of loan receivables held by our VIEs in excess of the minimum amount required under the asset-backed financing arrangements with investors may be removed by us under removal of accounts provisions. All loan receivables held by a VIE are subject to claims of third-party investors.
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

The table below summarizes the assets and liabilities of our consolidated securitization VIEs described above:

($ in millions)	June 30, 2021	December 31, 2020
Assets
Loan receivables, net(a)	$20,169	$22,683
Other assets(b)	374	52
Total	$20,543	$22,735

Liabilities
Borrowings	$6,987	$7,810
Other liabilities	17	23
Total	$7,004	$7,833
_______________________
(a)    Includes $2.2 billion and $2.7 billion of related allowance for credit losses resulting in gross restricted loans of $22.4 billion and $25.4 billion at June 30, 2021 and December 31, 2020, respectively.
(b)    Includes $371 million and $48 million of segregated funds held by the VIEs at June 30, 2021 and December 31, 2020, respectively, which are classified as restricted cash and equivalents and included as a component of other assets in our Condensed Consolidated Statements of Financial Position.
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
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $0.9 billion and $1.2 billion for the three months ended June 30, 2021 and 2020, respectively. Related expenses consisted primarily of provision for credit losses of $(23) million and $480 million for the three months ended June 30, 2021 and 2020, respectively, and interest expense of $44 million and $59 million for the three months ended June 30, 2021 and 2020, respectively. These amounts do not include intercompany transactions, principally fees and interest, which are eliminated in our condensed consolidated financial statements.
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $2.0 billion and $2.5 billion for the six months ended June 30, 2021 and 2020, respectively. Related expenses consisted primarily of provision for credit losses of $(80) million and $1.0 billion for the six months ended June 30, 2021 and 2020, respectively, and interest expense of $95 million and $132 million for the six months ended June 30, 2021 and 2020, respectively.
NOTE 6.    INTANGIBLE ASSETS

	June 30, 2021			December 31, 2020
($ in millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related	$1,791	$(1,150)	$641	$1,734	$(1,081)	$653
Capitalized software and other	1,120	(663)	457	1,043	(571)	472
Total	$2,911	$(1,813)	$1,098	$2,777	$(1,652)	$1,125
During the six months ended June 30, 2021, we recorded additions to intangible assets subject to amortization of $142 million, primarily related to capitalized software expenditures, as well as customer-related intangible assets.

Customer-related intangible assets primarily relate to retail partner contract acquisitions and extensions, as well as purchased credit card relationships. During the six months ended June 30, 2021 and 2020, we recorded additions to customer-related intangible assets subject to amortization of $62 million and $18 million, respectively, primarily related to payments made to acquire and extend certain retail partner relationships. These additions had a weighted average amortizable life of 5 years and 7 years for the six months ended June 30, 2021 and 2020, respectively.
Amortization expense related to retail partner contracts was $32 million and $33 million for the three months ended June 30, 2021 and 2020, respectively, and $64 million and $65 million for the six months ended June 30, 2021 and 2020, respectively, and is included as a component of marketing and business development expense in our Condensed Consolidated Statements of Earnings. All other amortization expense was $51 million and $49 million for the three months ended June 30, 2021 and 2020, respectively, and $101 million and $99 million for the six months ended June 30, 2021 and 2020, respectively, and is included as a component of other expense in our Condensed Consolidated Statements of Earnings.
NOTE 7.    DEPOSITS

	June 30, 2021		December 31, 2020
($ in millions)	Amount	Average rate(a)	Amount	Average rate(a)
Interest-bearing deposits	$59,500	1.0%	$62,469	1.7%
Non-interest-bearing deposits	341	—	313	—
Total deposits	$59,841		$62,782
____________________
(a)Based on interest expense for the six months ended June 30, 2021 and the year ended December 31, 2020 and average deposits balances.
At June 30, 2021 and December 31, 2020, interest-bearing deposits included $5.2 billion and $6.5 billion, respectively, of certificates of deposit that exceeded applicable FDIC insurance limits, which are generally $250,000 per depositor.
At June 30, 2021, our interest-bearing time deposits maturing for the remainder of 2021 and over the next four years and thereafter were as follows:

($ in millions)	2021	2022	2023	2024	2025	Thereafter
Deposits	$8,131	$12,185	$2,248	$2,377	$662	$302
The above maturity table excludes $28.4 billion of demand deposits with no defined maturity, of which $26.9 billion are savings accounts. In addition, at June 30, 2021, we had $5.2 billion of broker network deposit sweeps procured through a program arranger who channels brokerage account deposits to us that are also excluded from the above maturity table. Unless extended, the contracts associated with these broker network deposit sweeps will terminate between 2023 and 2027.

NOTE 8.    BORROWINGS

	June 30, 2021				December 31, 2020
($ in millions)	Maturity date	Interest Rate	Weighted average interest rate	Outstanding Amount(a)	Outstanding Amount(a)
Borrowings of consolidated securitization entities:
Fixed securitized borrowings	2021 - 2023	2.34% - 3.87%	2.96%	$4,187	$5,510
Floating securitized borrowings	2021 - 2023	0.71% - 0.98%	0.80%	2,800	2,300
Total borrowings of consolidated securitization entities			2.10%	6,987	7,810

Senior unsecured notes:
Synchrony Financial senior unsecured notes:
Fixed senior unsecured notes	2022 - 2029	2.80% - 5.15%	4.13%	5,722	6,468

Synchrony Bank senior unsecured notes:
Fixed senior unsecured notes	2022	3.00%	3.00%	748	1,497
Total senior unsecured notes			4.00%	6,470	7,965

Total borrowings				$13,457	$15,775
___________________
(a)The amounts presented above for outstanding borrowings include unamortized debt premiums, discounts and issuance costs.
Debt Maturities
The following table summarizes the maturities of the principal amount of our borrowings of consolidated securitization entities and senior unsecured notes for the remainder of 2021 and over the next four years and thereafter:

($ in millions)	2021	2022	2023	2024	2025	Thereafter
Borrowings	$1,600	$4,733	$2,157	$1,850	$1,000	$2,150
Credit Facilities
As additional sources of liquidity, we have undrawn committed capacity under certain credit facilities, primarily related to our securitization programs.
At June 30, 2021, we had an aggregate of $4.4 billion of undrawn committed capacity under our securitization financings, subject to customary borrowing conditions, from private lenders under our securitization programs, and an aggregate of $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders.

NOTE 9.    FAIR VALUE MEASUREMENTS
For a description of how we estimate fair value, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies in our 2020 annual consolidated financial statements in our 2020 Form 10-K.
The following tables present our assets and liabilities measured at fair value on a recurring basis.
Recurring Fair Value Measurements

At June 30, 2021 ($ in millions)	Level 1	Level 2	Level 3	Total(a)
Assets
Debt securities
U.S. government and federal agency	$—	$2,531	$—	$2,531
State and municipal	—	—	35	35
Residential mortgage-backed	—	714	—	714
Asset-backed	—	2,439	—	2,439
Other	—	—	9	9
Other assets(b)	16	—	9	25
Total	$16	$5,684	$53	$5,753

At December 31, 2020 ($ in millions)
Assets
Debt securities
U.S. government and federal agency	$—	$3,927	$—	$3,927
State and municipal	—	—	39	39
Residential mortgage-backed	—	842	—	842
Asset-backed	—	2,661	—	2,661
Other assets(b)	16	—	14	30
Total	$16	$7,430	$53	$7,499

Liabilities
Contingent consideration	—	—	11	11
Total	$—	$—	$11	$11
_______________________
(a)    For the six months ended June 30, 2021 and 2020, there were no fair value measurements transferred between levels.
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
The changes in our Level 3 assets and liabilities that are measured on a recurring basis for the three and six months ended June 30, 2021 and 2020 were not material.

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

	Carrying	Corresponding fair value amount
At June 30, 2021 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$11,117	$11,117	$11,117	$—	$—
Other assets(a)(b)	$425	$425	$425	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$69,351	$82,082	$—	$—	$82,082
Loan receivables held for sale(c)	$—	$—	$—	$—	$—

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$59,841	$60,266	$—	$60,266	$—
Borrowings of consolidated securitization entities	$6,987	$7,095	$—	$4,295	$2,800
Senior unsecured notes	$6,470	$7,105	$—	$7,105	$—

	Carrying	Corresponding fair value amount
At December 31, 2020 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$11,524	$11,524	$11,524	$—	$—
Other assets(a)(b)	$81	$81	$81	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$71,602	$85,234	$—	$—	$85,234
Loan receivables held for sale(c)	$5	$5	$—	$—	$5

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$62,782	$63,382	$—	$63,382	$—
Borrowings of consolidated securitization entities	$7,810	$7,977	$—	$5,680	$2,297
Senior unsecured notes	$7,965	$8,704	$—	$8,704	$—
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
In March 2020 the joint federal bank regulatory agencies issued an interim final rule that allows banking organizations that implemented CECL in 2020 to mitigate the effects of the CECL accounting standard in their regulatory capital for two years. The Company has elected to adopt the option provided by the interim final rule, which will largely delay the effects of CECL on its regulatory capital through the end of 2021, after which the effects will be phased-in over a three-year period from January 1, 2022 through December 31, 2024, collectively the “CECL regulatory capital transition adjustment”. See Note 10. Regulatory and Capital Adequacy to our 2020 annual consolidated financial statements in our 2020 Form 10-K, for additional information.
At June 30, 2021 and December 31, 2020, Synchrony Financial met all applicable requirements to be deemed well-capitalized pursuant to Federal Reserve Board regulations. At June 30, 2021 and December 31, 2020, the Bank also met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. There are no conditions or events subsequent to June 30, 2021 that management believes have changed the Company's or the Bank’s capital category.

The actual capital amounts, ratios and the applicable required minimums of the Company and the Bank are as follows:
Synchrony Financial

At June 30, 2021 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)
Total risk-based capital	$15,710	20.1%	$6,262	8.0%
Tier 1 risk-based capital	$14,671	18.7%	$4,697	6.0%
Tier 1 leverage	$14,671	15.6%	$3,752	4.0%
Common equity Tier 1 Capital	$13,937	17.8%	$3,523	4.5%

At December 31, 2020 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)
Total risk-based capital	$14,604	18.1%	$6,445	8.0%
Tier 1 risk-based capital	$13,525	16.8%	$4,834	6.0%
Tier 1 leverage	$13,525	14.0%	$3,869	4.0%
Common equity Tier 1 Capital	$12,791	15.9%	$3,625	4.5%
Synchrony Bank

At June 30, 2021 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio
Total risk-based capital	$14,460	20.6%	$5,624	8.0%	$7,031	10.0%
Tier 1 risk-based capital	$13,526	19.2%	$4,218	6.0%	$5,624	8.0%
Tier 1 leverage	$13,526	16.0%	$3,381	4.0%	$4,227	5.0%
Common equity Tier I capital	$13,526	19.2%	$3,164	4.5%	$4,570	6.5%

At December 31, 2020 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio
Total risk-based capital	$12,784	17.8%	$5,747	8.0%	$7,184	10.0%
Tier 1 risk-based capital	$11,821	16.5%	$4,310	6.0%	$5,747	8.0%
Tier 1 leverage	$11,821	13.6%	$3,484	4.0%	$4,356	5.0%
Common equity Tier I capital	$11,821	16.5%	$3,233	4.5%	$4,669	6.5%
_______________________
(a)Capital ratios are calculated based on the Basel III Standardized Approach rules. Capital amounts and ratios at June 30, 2021 and at December 31, 2020 in the above tables reflect the application of the CECL regulatory capital transition adjustment.
(b)At June 30, 2021 and at December 31, 2020, Synchrony Financial and the Bank also must maintain a capital conservation buffer of common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 2.5 percentage points to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.
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
The following table presents the calculation of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2021	2020	2021	2020
Net earnings	$1,242	$48	$2,267	$334
Preferred stock dividends	(10)	(11)	$(21)	$(22)
Net earnings available to common stockholders	$1,232	$37	$2,246	$312

Weighted average common shares outstanding, basic	577.2	583.7	580.2	$594.3
Effect of dilutive securities	4.5	0.7	4.4	$1.6
Weighted average common shares outstanding, dilutive	581.7	584.4	$584.6	$595.9

Earnings per basic common share	$2.13	$0.06	$3.87	$0.52
Earnings per diluted common share	$2.12	$0.06	$3.84	$0.52
We have issued certain stock-based awards under the Synchrony Financial 2014 Long-Term Incentive Plan. A total of 1 million shares and 11 million shares for the three months ended June 30, 2021 and 2020, respectively, and 1 million and 8 million shares for the six months ended June 30, 2021 and 2020, respectively, related to these awards, were considered anti-dilutive and therefore were excluded from the computation of diluted earnings per common share.
NOTE 12.    INCOME TAXES
Unrecognized Tax Benefits

($ in millions)	June 30, 2021	December 31, 2020
Unrecognized tax benefits, excluding related interest expense and penalties(a)	$247	$268
Portion that, if recognized, would reduce tax expense and effective tax rate(b)	$168	$183
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
We establish a liability that represents the difference between a tax position taken (or expected to be taken) on an income tax return and the amount of taxes recognized in our financial statements. The liability associated with the unrecognized tax benefits is adjusted periodically when new information becomes available. The amount of unrecognized tax benefits that is reasonably possible to be resolved in the next twelve months is expected to be $70 million, of which $28 million, if recognized, would reduce the Company's tax expense and effective tax rate.
In the current year, the Company executed a Memorandum of Understanding with the IRS to participate voluntarily in the IRS Compliance Assurance Process (“CAP”) program for the 2021 tax year, and thus the tax year is under IRS review. The IRS is also examining our 2019 and 2020 tax years, which are our only open years subject to IRS examination. It is reasonably possible that the IRS will complete the examinations of the 2019 and 2020 tax years in the next 12 months. Additionally, we are under examination in various states going back to 2014.
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
The following table presents the approximate net interest income impacts forecasted over the next twelve months from an immediate and parallel change in interest rates affecting all interest rate sensitive assets and liabilities at June 30, 2021.

Basis Point Change	At June 30, 2021
($ in millions)
-100 basis points	$(80)
+100 basis points	$47
For a more detailed discussion of our exposure to market risk, refer to “Management's Discussion and Analysis—Quantitative and Qualitative Disclosures about Market Risk” in our 2020 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), and based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

No change in internal control over financial reporting occurred during the fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding purchases of our common stock primarily related to our share repurchase program that were made by us or on our behalf during the three months ended June 30, 2021.

($ in millions, except per share data)	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Programs(c)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs(b)
April 1 - 30, 2021	1,863,694	$43.16	1,700,000	$2,826.4
May 1 - 31, 2021	6,999,652	45.64	6,998,564	2,507.0
June 1 - 30, 2021	556	48.15	—	2,507.0
Total	8,863,902	$45.12	8,698,564	$2,507.0
_______________________
(a)Includes 163,694 shares, 1,088 shares and 556 shares withheld in April, May and June, respectively, to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying performance stock awards, restricted stock awards or upon the exercise of stock options.
(b)Amounts exclude commission costs.
(c)In January 2021, the Board of Directors approved a share repurchase program of up to $1.6 billion through December 31, 2021 (the “January 2021 Share Repurchase Program”). In May 2021 the Board of Directors approved a new share repurchase program of up to $2.9 billion for the period which commenced April 1, 2021 through June 30, 2022. This share repurchase program supersedes the program previously announced in January 2021.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description
31(a)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
31(b)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
32*	Certification Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included as Exhibit 101)
______________________
*Filed electronically herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synchrony Financial
(Registrant)

July 22, 2021	/s/ Brian J. Wenzel Sr.
Date	Brian J. Wenzel Sr. Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)