Form 10-Q
period 2021-09-30
Synchrony Financial
filed 2021-10-21
CIK 1601712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 14, 2021 was 547,259,177.

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
Introduction and Business Overview
____________________________________________________________________________________________
We are a premier consumer financial services company delivering a wide range of specialized financing programs, as well as innovative consumer banking products, across key industries including digital, retail, home, auto, travel, health and pet. We provide a range of credit products through our financing programs which we have established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” For the three and nine months ended September 30, 2021, we financed $41.9 billion and $118.8 billion of purchase volume, respectively, and had 67.2 million and 66.5 million average active accounts, respectively, and at September 30, 2021, we had $76.4 billion of loan receivables.
We offer our credit products primarily through our wholly-owned subsidiary, the Bank. In addition, through the Bank, we offer, directly to retail and commercial customers, a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”), including certificates of deposit, individual retirement accounts (“IRAs”), money market accounts and savings accounts. We also take deposits at the Bank through third-party securities brokerage firms that offer our FDIC-insured deposit products to their customers. We have significantly expanded our online direct banking operations in recent years and our deposit base serves as a source of stable and diversified low cost funding for our credit activities. At September 30, 2021, we had $60.3 billion in deposits, which represented 82% of our total funding sources.
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
Health & Wellness
Our Health & Wellness sales platform provides comprehensive healthcare payments and financing solutions, through a network of providers and health systems, for those seeking health and wellness care for themselves, their families and their pets, and includes key brands such as CareCredit and Pets Best, as well as the recently launched MyWalgreens co-branded program.
Lifestyle
Lifestyle provides comprehensive payments and financing solutions with integrated in-store and digital experiences through partners and merchants who offer merchandise in power sports, outdoor power equipment, and other industries such as sporting goods, apparel, jewelry and music.

Corp, Other
Corp, Other includes activity and balances related to certain program agreements with retail partners and merchants that will not be renewed beyond their current expiry date and certain programs that were previously terminated, which are not managed within the five sales platforms discussed above, and includes amounts associated with our program agreement with Gap Inc. which is scheduled to expire in the second quarter of 2022. Corp, Other also includes amounts related to changes in the fair value of equity investments and realized gains or losses associated with the sale of investments.
Our Credit Products
____________________________________________________________________________________________
Through our sales platforms, we offer three principal types of credit products: credit cards, commercial credit products and consumer installment loans. We also offer a debt cancellation product.
The following table sets forth each credit product by type and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at September 30, 2021.

		Promotional Offer
Credit Product	Standard Terms Only	Deferred Interest	Other Promotional	Total
Credit cards	57.7%	20.4%	16.5%	94.6%
Commercial credit products	1.8	—	—	1.8
Consumer installment loans	0.1	0.1	3.3	3.5
Other	0.1	—	—	0.1
Total	59.7%	20.5%	19.8%	100.0%
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
•Dual Cards and General Purpose Co-Branded Cards. Our patented Dual Cards are credit cards that function as private label credit cards when used to purchase goods and services from our partners, and as general purpose credit cards when used to make purchases from other retailers wherever cards from those card networks are accepted or for cash advance transactions. We also offer general purpose co-branded credit cards that do not function as private label credit cards, as well as, in limited circumstances, a Synchrony-branded general purpose credit card. Credit extended under our Dual Cards and general purpose co-branded credit cards typically is extended on standard terms only. We offer either Dual Cards or general purpose co-branded credit cards across all of our sales platforms, spanning 21 partners and our CareCredit Dual Card, of which the majority are Dual Cards. Consumer Dual Cards and Co-Branded cards totaled 24% of our total loan receivables portfolio, including held for sale, at September 30, 2021.
Commercial Credit Products
We offer private label cards and Dual Cards for commercial customers that are similar to our consumer offerings. We also offer a commercial pay-in-full accounts receivable product to a wide range of business customers.

Installment Loans
We originate installment loans to consumers (and a limited number of commercial customers) in the United States, primarily in the power products market (motorcycles, ATVs and lawn and garden), as well as through our various SetPay installment products. Installment loans are closed-end credit accounts where the customer pays down the outstanding balance in installments. Installment loans are generally assessed periodic finance charges using fixed interest rates.
Business Trends and Conditions
____________________________________________________________________________________________
We believe our business and results of operations will be impacted in the future by various trends and conditions. For a discussion of certain trends and conditions, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Trends and Conditions” in our 2020 Form 10-K. For a discussion of how certain trends and conditions impacted the three and nine months ended September 30, 2021, see “—Results of Operations.”
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
While the effects of the seasonal trends discussed above remain evident, we also continue to experience improvements in customer payment behavior, which include the effects of governmental stimulus actions and industry-wide forbearance measures. Customer payments as a percentage of beginning-of-period loan receivables for the three months ended September 30, 2021 were approximately 260 basis points higher than our prior five-year historical average for the third quarter. These higher payment rates have resulted in reductions in loan receivables and delinquency rates beyond our seasonal expectations.

Results of Operations
____________________________________________________________________________________________
Highlights for the Three and Nine Months Ended September 30, 2021
Below are highlights of our performance for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, as applicable, except as otherwise noted.
•Net earnings increased to $1.1 billion from $313 million and to $3.4 billion from $647 million for the three and nine months ended September 30, 2021, respectively, which included the impact of a reserve release related to the reclassification of the Gap portfolio to loan receivables held for sale of $187 million after-tax. The increases in the three and nine months ended September 30, 2021 were primarily driven by lower provision for credit losses.
•Loan receivables decreased to $76.4 billion at September 30, 2021 compared to $78.5 billion at September 30, 2020, driven by the reclassification of $3.5 billion of loan receivables associated with the Gap portfolio to loan receivables held for sale. Excluding the impact of the reclassification, loan receivables increased 2% reflecting strong purchase volume growth, partially offset by higher payment rates.
•Net interest income increased 5.8% to $3.7 billion and decreased 3.1% to $10.4 billion for the three and nine months ended September 30, 2021, respectively. Interest and fees on loans increased 1.7% for the three months ended September 30, 2021, driven by an increase in average loan receivables, and decreased 6.5% for the nine months ended September 30, 2021 reflecting the impact of elevated payment rates and lower delinquencies during the period. For both current year periods, interest expense decreased primarily due to lower benchmark interest rates.
•Retailer share arrangements increased 40.8% to $1.3 billion and 25.5% to $3.3 billion for the three and nine months ended September 30, 2021, respectively, primarily due to the decreases in provision for credit losses, as well as program performance.
•Over-30 day loan delinquencies as a percentage of period-end loan receivables decreased 25 basis points to 2.42% at September 30, 2021. Excluding amounts related to the Gap Inc. portfolio from both periods, the decrease compared to the prior year was approximately 40 basis points. The net charge-off rate decreased 224 basis points to 2.18% and 194 basis points to 3.11% for the three and nine months ended September 30, 2021, respectively.
•Provision for credit losses decreased by $1.2 billion, or 97.9%, and $4.4 billion, or 96.4% for the three and nine months ended September 30, 2021, respectively, primarily driven by lower reserves, including a $247 million reserve release following the reclassification of the Gap portfolio to loan receivables held for sale, and lower net charge-offs. Our allowance coverage ratio (allowance for credit losses as a percent of period-end loan receivables) decreased to 11.28% at September 30, 2021, as compared to 12.92% at September 30, 2020.
•Other expense decreased by $106 million, or 9.9%, and $214 million, or 7.0%, for the three and nine months ended September 30, 2021, respectively, primarily driven by a prior year restructuring charge of $89 million and lower operational losses.
•At September 30, 2021, deposits represented 82% of our total funding sources. Total deposits decreased by 3.9% to $60.3 billion at September 30, 2021, compared to December 31, 2020.
•During the nine months ended September 30, 2021, we declared and paid cash dividends on our Series A 5.625% non-cumulative preferred stock of $42.18 per share, or $32 million.
•During the nine months ended September 30, 2021, we repurchased $1.9 billion of our outstanding common stock, and declared and paid cash dividends of $0.66 per share, or $380 million. In May 2021 we announced that the Board of Directors approved a new share repurchase program of up to $2.9 billion for the period which commenced April 1, 2021 through June 30, 2022, subject to market conditions and other factors, including legal and regulatory restrictions and required approvals, if any.

•In February 2021 in our Health & Wellness sales platform, we completed our acquisition of Allegro Credit, a leading provider of point-of-sale consumer financing for audiology products and dental services.
2021 Partner Agreements
•In our Home & Auto sales platform, we announced our new partnership with Alarm.com, BoxDrop and Gardner White and extended our program agreements with Abt Electronics, Ashley HomeStores LTD, CITGO, Mitchell Gold Co., Phillips 66 and WG&R Furniture.
•In our Digital sales platform, we announced PayPal Savings, a new PayPal-branded savings account and extended our program agreement with Shop HQ.
•In our Diversified & Value sales platform, we extended our program agreement with TJX Companies, Inc.
•In our Health & Wellness sales platform, we launched our Walgreens credit card, expanded our network through our new partnerships with Emory Healthcare, Mercy Health, Ochsner Health, Prime Health, Southern Veterinary Partners and Sycle and extended our agreements with Heartland Dental, LCA Vision and Rite Aid. In addition, we also made our CareCredit patient financing app available in the Epic App Orchard, further expanding the availability of CareCredit to healthcare organizations using Epic.
•In our Lifestyle sales platform, we announced our new partnerships with Family Farm & Home, and JCB and extended our program agreements with American Eagle, Daniels, Ricoma, Sutherlands, Tacony Corporation and The Container Store.
•We announced our expanded strategic partnership with Fiserv to broaden our distribution network for Synchrony products and services via the Clover point-of-sale and business management platform.
•During the third quarter of 2021, we entered into an agreement to sell loan receivables associated with our program agreement with Gap Inc. We expect to recognize a gain on sale of the portfolio, which, subject to customary closing conditions, is expected to be completed in the second quarter of 2022.
•Excluding our program agreement with Gap Inc., our five largest programs based upon interest and fees on loans for the year ended December 31, 2020 were Amazon, JCPenney, Lowe’s, PayPal and Sam’s Club.
Summary Earnings
The following table sets forth our results of operations for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Interest income	$3,898	$3,837	$11,218	$12,074
Interest expense	240	380	809	1,331
Net interest income	3,658	3,457	10,409	10,743
Retailer share arrangements	(1,266)	(899)	(3,261)	(2,598)
Provision for credit losses	25	1,210	165	4,560
Net interest income, after retailer share arrangements and provision for credit losses	2,367	1,348	6,983	3,585
Other income	94	131	314	323
Other expense	961	1,067	2,841	3,055
Earnings before provision for income taxes	1,500	412	4,456	853
Provision for income taxes	359	99	1,048	206
Net earnings	$1,141	$313	$3,408	$647
Net earnings available to common stockholders	$1,130	$303	$3,376	$615

Other Financial and Statistical Data
The following table sets forth certain other financial and statistical data for the periods indicated.

	At and for the		At and for the
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Financial Position Data (Average):
Loan receivables, including held for sale	$78,714	$78,005	$77,965	$80,368
Total assets	$91,948	$96,340	$93,915	$98,333
Deposits	$59,633	$63,876	$61,258	$64,380
Borrowings	$13,522	$16,017	$14,528	$17,207
Total equity	$14,117	$12,139	$13,619	$12,303
Selected Performance Metrics:
Purchase volume(1)(2)	$41,912	$36,013	$118,782	$99,210
Home & Auto	$11,765	$10,653	$33,889	$29,486
Digital	$10,980	$9,038	$31,250	$24,871
Diversified & Value	$12,006	$9,634	$32,844	$26,718
Health & Wellness	$3,024	$2,738	$8,660	$7,349
Lifestyle	$1,298	$1,267	$3,857	$3,550
Corp, Other	$2,839	$2,683	$8,282	$7,236
Average active accounts (in thousands)(2)(3)	67,189	64,270	66,500	67,246
Net interest margin(4)	15.45%	13.80%	14.40%	14.17%
Net charge-offs	$432	$866	$1,815	$3,037
Net charge-offs as a % of average loan receivables, including held for sale	2.18%	4.42%	3.11%	5.05%
Allowance coverage ratio(5)	11.28%	12.92%	11.28%	12.92%
Return on assets(6)	4.9%	1.3%	4.9%	0.9%
Return on equity(7)	32.1%	10.3%	33.5%	7.0%
Equity to assets(8)	15.35%	12.60%	14.50%	12.51%
Other expense as a % of average loan receivables, including held for sale	4.84%	5.44%	4.87%	5.08%
Efficiency ratio(9)	38.7%	39.7%	38.1%	36.1%
Effective income tax rate	23.9%	24.0%	23.5%	24.2%
Selected Period-End Data:
Loan receivables	$76,388	$78,521	$76,388	$78,521
Allowance for credit losses	$8,616	$10,146	$8,616	$10,146
30+ days past due as a % of period-end loan receivables(10)	2.42%	2.67%	2.42%	2.67%
90+ days past due as a % of period-end loan receivables(10)	1.05%	1.24%	1.05%	1.24%
Total active accounts (in thousands)(2)(3)	67,245	64,800	67,245	64,800
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

	2021			2020
Three months ended September 30 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$9,559	$3	0.12%	$13,664	$4	0.12%
Securities available for sale	5,638	8	0.56%	7,984	12	0.60%
Loan receivables, including held for sale(3):
Credit cards	74,686	3,793	20.15%	74,798	3,752	19.96%
Consumer installment loans	2,555	64	9.94%	1,892	46	9.67%
Commercial credit products	1,407	29	8.18%	1,238	22	7.07%
Other	66	1	NM	77	1	NM
Total loan receivables, including held for sale	78,714	3,887	19.59%	78,005	3,821	19.49%
Total interest-earning assets	93,911	3,898	16.47%	99,653	3,837	15.32%
Non-interest-earning assets:
Cash and due from banks	1,588			1,489
Allowance for credit losses	(8,956)			(9,823)
Other assets	5,405			5,021
Total non-interest-earning assets	(1,963)			(3,313)
Total assets	$91,948			$96,340
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$59,275	$131	0.88%	$63,569	$245	1.53%
Borrowings of consolidated securitization entities	7,051	41	2.31%	8,057	53	2.62%
Senior unsecured notes	6,471	68	4.17%	7,960	82	4.10%
Total interest-bearing liabilities	72,797	240	1.31%	79,586	380	1.90%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	358			307
Other liabilities	4,676			4,308
Total non-interest-bearing liabilities	5,034			4,615
Total liabilities	77,831			84,201
Equity
Total equity	14,117			12,139
Total liabilities and equity	$91,948			$96,340
Interest rate spread(4)			15.16%			13.42%
Net interest income		$3,658			$3,457
Net interest margin(5)			15.45%			13.80%

	2021			2020
Nine months ended September 30 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$12,567	$11	0.12%	$13,992	$49	0.47%
Securities available for sale	6,128	21	0.46%	6,918	56	1.08%
Loan receivables, including held for sale(3):
Credit cards	74,179	10,934	19.71%	77,476	11,764	20.28%
Consumer installment loans	2,398	176	9.81%	1,624	118	9.71%
Commercial credit products	1,334	73	7.32%	1,210	85	9.38%
Other	54	3	7.43%	58	2	4.61%
Total loan receivables, including held for sale	77,965	11,186	19.18%	80,368	11,969	19.89%
Total interest-earning assets	96,660	11,218	15.52%	101,278	12,074	15.92%
Non-interest-earning assets:
Cash and due from banks	1,594			1,475
Allowance for credit losses	(9,656)			(9,253)
Other assets	5,317			4,833
Total non-interest-earning assets	(2,745)			(2,945)
Total assets	$93,915			$98,333
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$60,907	$447	0.98%	$64,075	$894	1.86%
Borrowings of consolidated securitization entities	7,296	136	2.49%	8,966	185	2.76%
Senior unsecured notes	7,232	226	4.18%	8,241	252	4.08%
Total interest-bearing liabilities	75,435	809	1.43%	81,282	1,331	2.19%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	351			305
Other liabilities	4,510			4,443
Total non-interest-bearing liabilities	4,861			4,748
Total liabilities	80,296			86,030
Equity
Total equity	13,619			12,303
Total liabilities and equity	$93,915			$98,333
Interest rate spread(4)			14.09%			13.73%
Net interest income		$10,409			$10,743
Net interest margin(5)			14.40%			14.17%
_______________________
(1)Average yields/rates are based on total interest income/expense over average balances.
(2)Includes average restricted cash balances of $745 million and $214 million for the three months ended September 30, 2021 and 2020, respectively, and $570 million and $612 million for the nine months ended September 30, 2021 and 2020, respectively.
(3)Interest income on loan receivables includes fees on loans of $610 million and $487 million for the three months ended September 30, 2021 and 2020, respectively, and $1.6 billion for both the nine months ended September 30, 2021 and 2020, respectively.
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
Interest Income
Interest income increased by $61 million, or 1.6%, and decreased by $856 million, or 7.1%, for the three and nine months ended September 30, 2021, respectively. The increase in the three months ended September 30, 2021 was primarily driven by increases in interest and fees on loans attributed to an increase in average loan receivables, including held for sale. The decrease in the nine months ended September 30, 2021 reflected the impact of improvements in customer payment behavior and lower delinquencies during the period, which resulted in lower average loan receivables.
Average interest-earning assets

Three months ended September 30 ($ in millions)	2021	%	2020	%
Loan receivables, including held for sale	$78,714	83.8%	$78,005	78.3%
Liquidity portfolio and other	15,197	16.2%	21,648	21.7%
Total average interest-earning assets	$93,911	100.0%	$99,653	100.0%

Nine months ended September 30 ($ in millions)	2021	%	2020	%
Loan receivables, including held for sale	$77,965	80.7%	$80,368	79.4%
Liquidity portfolio and other	18,695	19.3%	20,910	20.6%
Total average interest-earning assets	$96,660	100.0%	$101,278	100.0%
Average loan receivables, including held for sale, increased slightly by 0.9% for the three months ended September 30, 2021, primarily driven by growth in purchase volume of 16.4%, largely offset by higher payment rates. Average loan receivables, including held for sale, decreased 3.0% for the nine months ended September 30, 2021, as the impact from the improvements in customer payment behavior was only partially offset by growth in purchase volume of 19.7%.
Yield on average interest-earning assets
The yield on average interest-earning assets increased for the three months ended September 30, 2021, primarily due to an increase in the percentage of interest-earning assets attributable to loan receivables and an increase in the yield on average loan receivables. The increase in loan receivable yield was 10 basis points to 19.59% for the three months ended September 30, 2021.
The yield on average interest-earning assets decreased for the nine months ended September 30, 2021, primarily due to a decrease in the yield on average loan receivables. The decrease in loan receivable yield was 71 basis points to 19.18% for the nine months ended September 30, 2021, reflecting the impact of higher payment rates and lower interest and fees.
Interest Expense
Interest expense decreased by $140 million, or 36.8%, and $522 million, or 39.2%, for the three and nine months ended September 30, 2021, respectively, primarily attributed to lower benchmark interest rates. Our cost of funds decreased to 1.31% and 1.43% for the three and nine months ended September 30, 2021, respectively, compared to 1.90% and 2.19% for the three and nine months ended September 30, 2020, respectively.

Average interest-bearing liabilities

Three months ended September 30 ($ in millions)	2021	%	2020	%
Interest-bearing deposit accounts	$59,275	81.4%	$63,569	79.9%
Borrowings of consolidated securitization entities	7,051	9.7%	8,057	10.1%
Senior unsecured notes	6,471	8.9%	7,960	10.0%
Total average interest-bearing liabilities	$72,797	100.0%	$79,586	100.0%

Nine months ended September 30 ($ in millions)	2021	%	2020	%
Interest-bearing deposit accounts	$60,907	80.7%	$64,075	78.9%
Borrowings of consolidated securitization entities	7,296	9.7%	8,966	11.0%
Senior unsecured notes	7,232	9.6%	8,241	10.1%
Total average interest-bearing liabilities	$75,435	100.0%	$81,282	100.0%
Net Interest Income
Net interest income increased by $201 million, or 5.8%, and decreased by $334 million, or 3.1%, for the three and nine months ended September 30, 2021, respectively, resulting from the changes in interest income and interest expense discussed above.
Retailer Share Arrangements
Retailer share arrangements increased by $367 million, or 40.8%, and $663 million, or 25.5%, for the three and nine months ended September 30, 2021, respectively, primarily due to the decrease in provision for credit losses and program performance.
Provision for Credit Losses
Provision for credit losses decreased by $1.2 billion, or 97.9%, and $4.4 billion, or 96.4%, for the three and nine months ended September 30, 2021, respectively, primarily driven by lower reserves, including a $247 million reserve release following the reclassification of the Gap portfolio to loan receivables held for sale, and lower net charge-offs. The reductions in reserves for credit losses in the current year were $407 million and $1.6 billion for the three and nine months ended September 30, 2021, respectively.
Other Income

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Interchange revenue	$232	$172	$626	$467
Debt cancellation fees	70	68	205	206
Loyalty programs	(256)	(155)	(682)	(447)
Other	48	46	165	97
Total other income	$94	$131	$314	$323
Other income decreased by $37 million, or 28.2%, and $9 million, or 2.8%, for the three and nine months ended September 30, 2021, respectively, primarily driven by higher loyalty program costs during the period related to higher purchase volume, partially offset by an increase in interchange revenue.

Other Expense

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Employee costs	$369	$382	$1,092	$1,033
Professional fees	196	187	575	573
Marketing and business development	110	107	319	309
Information processing	139	125	407	364
Other	147	266	448	776
Total other expense	$961	$1,067	$2,841	$3,055
Other expense decreased by $106 million, or 9.9%, and $214 million, or 7.0%, for the three and nine months ended September 30, 2021, primarily driven by a prior year restructuring charge of $89 million and lower operational losses. The decrease in the nine months ended September 30, 2021 was partially offset by higher employee and information processing costs.
Provision for Income Taxes

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Effective tax rate	23.9%	24.0%	23.5%	24.2%
Provision for income taxes	$359	$99	$1,048	$206
The effective tax rate for the three months ended September 30, 2021 decreased slightly compared to the same period in the prior year. The effective tax rate for the nine months ended September 30, 2021 decreased compared to the same period in the prior year primarily due to the resolution of certain tax matters in the current year. For both periods presented, the effective tax rate differs from the applicable U.S. federal statutory tax rate primarily due to state income taxes.
Platform Analysis
As discussed above under “—Our Sales Platforms,” we now offer our credit products primarily through five sales platforms (Home & Auto, Digital, Diversified & Value, Health & Wellness and Lifestyle), which management measures based on their revenue-generating activities. The following is a discussion of certain supplemental information for the three and nine months ended September 30, 2021, for each of our five sales platforms and Corp, Other.
Home & Auto

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Purchase volume	$11,765	$10,653	$33,889	$29,486
Period-end loan receivables	$26,723	$26,202	$26,723	$26,202
Average loan receivables, including held for sale	$26,317	$25,908	$25,911	$26,232
Average active accounts (in thousands)	18,169	18,127	17,981	18,354

Interest and fees on loans	$1,114	$1,114	$3,187	$3,364
Other income	$16	$14	$46	$46
Home & Auto interest and fees on loans remained flat and decreased by $177 million, or 5.3%, for the three and nine months ended September 30, 2021, respectively. The decrease in the nine months ended September 30, 2021 was primarily driven by lower loan receivables yield.

Digital

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Purchase volume	$10,980	$9,038	$31,250	$24,871
Period-end loan receivables	$19,636	$18,922	$19,636	$18,922
Average loan receivables, including held for sale	$19,286	$18,807	$19,168	$19,206
Average active accounts (in thousands)	17,655	16,440	17,426	16,461

Interest and fees on loans	$973	$915	$2,767	$2,825
Other income	$(19)	$(16)	$(59)	$(28)
Digital interest and fees on loans increased by $58 million, or 6.3%, for the three months ended September 30, 2021, primarily driven by higher loan receivables yield and growth in average loan receivables.
Digital interest and fees on loans decreased by $58 million, or 2.1%, for the nine months ended September 30, 2021, primarily driven by lower loan receivables yield as a result of higher payment rates.
Other income decreased by $3 million, or 18.8%, and $31 million, or 110.7%, for the three and nine months ended September 30, 2021, primarily driven by higher program loyalty costs associated with the increase in purchase volume, partially offset by increases in interchange revenue.
Diversified & Value

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Purchase volume	$12,006	$9,634	$32,844	$26,718
Period-end loan receivables	$14,415	$14,825	$14,415	$14,825
Average loan receivables, including held for sale	$14,328	$14,919	$14,333	$15,959
Average active accounts (in thousands)	17,903	16,307	17,591	18,118

Interest and fees on loans	$780	$809	$2,298	$2,706
Other income	$(8)	$38	$(5)	$70
Diversified & Value interest and fees on loans decreased by $29 million, or 3.6%, and $408 million, or 15.1%, for the three and nine months ended September 30, 2021, primarily driven by lower average loan receivables.
Health & Wellness

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Purchase volume	$3,024	$2,738	$8,660	$7,349
Period-end loan receivables	$9,879	$9,368	$9,879	$9,368
Average loan receivables, including held for sale	$9,654	$9,245	$9,477	$9,629
Average active accounts (in thousands)	5,707	5,708	5,673	6,018

Interest and fees on loans	$587	$552	$1,668	$1,684
Other income	$41	$32	$117	$80
Health & Wellness interest and fees on loans increased by $35 million, or 6.3%, for the three months ended September 30, 2021, primarily driven by higher average loan receivables.

Health & Wellness interest and fees on loans decreased $16 million, or 1.0%, for the nine months ended September 30, 2021, primarily driven by lower average loan receivables.
Other income increased by $9 million, or 28.1%, and $37 million, or 46.3%, for the three and nine months ended September 30, 2021, respectively, primarily due to commission fees earned by Pets Best.
Lifestyle

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Purchase volume	$1,298	$1,267	$3,857	$3,550
Period-end loan receivables	$5,234	$4,842	$5,234	$4,842
Average loan receivables, including held for sale	$5,185	$4,771	$5,080	$4,662
Average active accounts (in thousands)	2,465	2,404	2,500	2,569

Interest and fees on loans	$187	$180	$550	$547
Other income	$6	$5	$17	$14
Lifestyle interest and fees on loans increased by $7 million, or 3.9%, and $3 million, or 0.5%, for the three and nine months ended September 30, 2021, primarily driven by an increase in average loan receivables reflecting continued strength in power sports.
Corp, Other

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Purchase volume	$2,839	$2,683	$8,282	$7,236
Period-end loan receivables	$501	$4,362	$501	$4,362
Average loan receivables, including held for sale	$3,944	$4,355	$3,996	$4,680
Average active accounts (in thousands)	5,290	5,284	5,329	5,726

Interest and fees on loans	$246	$251	$716	$843
Other income	$58	$58	$198	$141
Corp, Other interest and fees on loans decreased by $5 million, or 2.0%, and $127 million, or 15.1%, for the three and nine months ended September 30, 2021, primarily driven by lower average loan receivables.
Other income remained flat, and increased by $57 million, or 40.4% for the three and nine months ended September 30, 2021, respectively. The increase in the nine months ended September 30, 2021 was primarily due to gains related to investment securities.

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
The following table sets forth the composition of our loan receivables portfolio by product type at the dates indicated.

($ in millions)	At September 30, 2021	(%)	At December 31, 2020	(%)
Loans
Credit cards	$72,289	94.6%	$78,455	95.9%
Consumer installment loans	2,614	3.5%	2,125	2.6
Commercial credit products	1,401	1.8%	1,250	1.5
Other	84	0.1%	37	—
Total loans	$76,388	100.0%	$81,867	100.0%
Loan receivables decreased 6.7% to $76.4 billion at September 30, 2021 compared to December 31, 2020, primarily driven by the reclassification of $3.5 billion of loan receivables associated with the Gap portfolio to loan receivables held for sale and improvements in customer payment behavior, resulting in part from governmental stimulus actions, as well as the seasonality of our business. Customer payments as a percentage of beginning-of-period loan receivables for the three months ended September 30, 2021 were approximately 260 basis points higher than our prior five-year historical average for the third quarter.
Loan receivables decreased to $76.4 billion at September 30, 2021 compared to $78.5 billion at September 30, 2020, due to the reclassification of $3.5 billion of loan receivables associated with the Gap portfolio to loan receivables held for sale. Excluding the impact of the reclassification, loan receivables increased 2% reflecting strong purchase volume growth, partially offset by higher payment rates.
Our loan receivables portfolio had the following geographic concentration at September 30, 2021.

($ in millions)	Loan Receivables Outstanding	% of Total Loan Receivables Outstanding
State
Texas	$8,113	10.6%
California	$7,779	10.2%
Florida	$6,876	9.0%
New York	$3,952	5.2%
North Carolina	$3,184	4.2%
Delinquencies
Over-30 day loan delinquencies as a percentage of period-end loan receivables decreased to 2.42% at September 30, 2021 from 2.67% at September 30, 2020, and decreased from 3.07% at December 31, 2020. The decrease compared to the prior year period was primarily driven by an improvement in customer payment behavior, partially offset by the effects of the reclassification of loan receivables related to the Gap Inc. portfolio to loan receivables held for sale. When excluding amounts related to the Gap Inc. portfolio from both current year and prior year periods, over-30 day loan delinquencies at September 30, 2021 declined approximately 40 basis points compared to September 30, 2020. The current quarter decrease as compared to December 31, 2020 reflects these same trends.

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

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net charge-off rate	2.18%	4.42%	3.11%	5.05%
Allowance for Credit Losses
The allowance for credit losses totaled $8.6 billion at September 30, 2021, compared to $10.3 billion at December 31, 2020 and $10.1 billion at September 30, 2020, and reflects our estimate of expected credit losses for the life of the loan receivables on our consolidated statement of financial position.
Our allowance for credit losses as a percentage of total loan receivables decreased to 11.28% at September 30, 2021, from 12.54% at December 31, 2020 and from 12.92% at September 30, 2020.
The decrease compared to September 30, 2020 is primarily driven by improvements in customer payment behavior, which resulted in a reduction in our estimate of expected credit losses. The decrease compared to December 31, 2020 reflects these same trends, partially offset by the seasonality of our business.

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
Funding Sources
Our primary funding sources include cash from operations, deposits (direct and brokered deposits), securitized financings and senior unsecured notes.
The following table summarizes information concerning our funding sources during the periods indicated:

	2021			2020
Three months ended September 30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$59,275	81.4%	0.9%	$63,569	79.9%	1.5%
Securitized financings	7,051	9.7	2.3	8,057	10.1	2.6
Senior unsecured notes	6,471	8.9	4.2	7,960	10.0	4.1
Total	$72,797	100.0%	1.3%	$79,586	100.0%	1.9%
______________________
(1)Excludes $358 million and $307 million average balance of non-interest-bearing deposits for the three months ended September 30, 2021 and 2020, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the three months ended September 30, 2021 and 2020.

	2021			2020
Nine months ended September 30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$60,907	80.7%	1.0%	$64,075	78.9%	1.9%
Securitized financings	7,296	9.7	2.5	8,966	11.0	2.8
Senior unsecured notes	7,232	9.6	4.2	8,241	10.1	4.1
Total	$75,435	100.0%	1.4%	$81,282	100.0%	2.2%
______________________
(1)Excludes $351 million and $305 million average balance of non-interest-bearing deposits for the nine months ended September 30, 2021 and 2020, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the nine months ended September 30, 2021 and 2020.
Deposits
We obtain deposits directly from retail and commercial customers (“direct deposits”) or through third-party brokerage firms that offer our deposits to their customers (“brokered deposits”). At September 30, 2021, we had $49.9 billion in direct deposits and $10.4 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger that channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to continue to utilize our direct deposits base as a source of stable and diversified low-cost funding.
Our direct deposits include a range of FDIC-insured deposit products, including certificates of deposit, IRAs, money market accounts and savings accounts.
Brokered deposits are primarily from retail customers of large brokerage firms. We have relationships with 11 brokers that offer our deposits through their networks. Our brokered deposits consist primarily of certificates of deposit that bear interest at a fixed rate and at September 30, 2021, had a weighted average remaining life of 2.2 years. These deposits generally are not subject to early withdrawal.
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
The following table summarizes certain information regarding our interest-bearing deposits by type (all of which constitute U.S. deposits) for the periods indicated:

Three months ended September 30 ($ in millions)	2021			2020
	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$20,795	35.1%	1.1%	$29,810	46.9%	2.0%
Savings accounts (including money market accounts)	28,929	48.8	0.5	22,680	35.7	0.8
Brokered deposits	9,551	16.1	1.5	11,079	17.4	1.7
Total interest-bearing deposits	$59,275	100.0%	0.9%	$63,569	100.0%	1.5%

Nine months ended September 30 ($ in millions)	2021			2020
	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$22,796	37.4%	1.3%	$31,871	49.7%	2.2%
Savings accounts (including money market accounts)	28,050	46.1	0.5	21,121	33.0	1.2
Brokered deposits	10,061	16.5	1.5	11,084	17.3	1.9
Total interest-bearing deposits	$60,907	100.0%	1.0%	$64,076	100.0%	1.9%
Our deposit liabilities provide funding with maturities ranging from one day to ten years. At September 30, 2021, the weighted average maturity of our interest-bearing time deposits was 1.1 years. See Note 7. Deposits to our condensed consolidated financial statements for more information on the maturities of our time deposits.
The following table summarizes deposits by contractual maturity at September 30, 2021:

($ in millions)	3 Months or Less	Over 3 Months but within 6 Months	Over 6 Months but within 12 Months	Over 12 Months	Total
U.S. deposits (less than FDIC insurance limit)(1)(2)	$29,531	$3,953	$6,795	$7,173	$47,452
U.S. deposits (in excess of FDIC insurance limit)(2)
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	759	1,261	1,718	1,178	4,916
Savings accounts (including money market accounts)	7,957	—	—	—	7,957
Brokered deposits:
Sweep accounts	28	—	—	—	28
Total	$38,275	$5,214	$8,513	$8,351	$60,353
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

The following table summarizes expected contractual maturities of the investors’ interests in securitized financings, excluding debt premiums, discounts and issuance costs at September 30, 2021.

($ in millions)	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years	Total
Scheduled maturities of long-term borrowings—owed to securitization investors:
SYNCT(1)	$625	$3,765	$—	$—	$4,390
SFT	300	—	—	—	300
SYNIT(1)	1,600	—	—	—	1,600
Total long-term borrowings—owed to securitization investors	$2,525	$3,765	$—	$—	$6,290
______________________
(1)Excludes any subordinated classes of SYNCT notes and SYNIT notes that we owned at September 30, 2021.
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
The following table summarizes for each of our trusts the three-month rolling average excess spread at September 30, 2021.

	Note Principal Balance ($ in millions)	# of Series Outstanding	Three-Month Rolling Average Excess Spread(1)
SYNCT	$4,552	7	~18.6% to 21%
SFT	$300	5	19.0%
SYNIT	$1,600	1	15.9%
______________________
(1)Represents the excess spread (generally calculated as interest income collected from the applicable pool of loan receivables less applicable net charge-offs, interest expense and servicing costs, divided by the aggregate principal amount of loan receivables in the applicable pool) for SFT or, in the case of SYNCT, a range of the excess spreads relating to the particular series issued within such trust or, in the case of SYNIT, the excess spread relating to the one outstanding series issued within such trust, in all cases omitting any series that have not been outstanding for at least three full monthly periods and calculated in accordance with the applicable trust or series documentation, for the three securitization monthly periods ended September 30, 2021.

Senior Unsecured Notes
During the nine months ended September 30, 2021 we made repayments of $1.5 billion.
The following table provides a summary of our outstanding fixed rate senior unsecured notes at September 30, 2021.

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
______________________
(1)Weighted average interest rate of all senior unsecured notes at September 30, 2021 was 4.00%.
(2)The amounts shown exclude unamortized debt discounts, premiums and issuance costs.
Short-Term Borrowings
Except as described above, there were no material short-term borrowings for the periods presented.
Other
At September 30, 2021, we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
Covenants
The indenture pursuant to which our senior unsecured notes have been issued includes various covenants. If we do not satisfy any of these covenants, the maturity of amounts outstanding thereunder may be accelerated and become payable. We were in compliance with all of these covenants at September 30, 2021.
At September 30, 2021, we were not in default under any of our credit facilities.
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
We maintain a liquidity portfolio, which at September 30, 2021 had $14.7 billion of liquid assets, primarily consisting of cash and equivalents and short-term obligations of the U.S. Treasury, less cash in transit which is not considered to be liquid, compared to $18.3 billion of liquid assets at December 31, 2020. The decrease in liquid assets was primarily due to the reduction in funding liabilities and share repurchase activity, partially offset by the reduction in our loan receivables and the seasonality of our business. We believe our liquidity position at September 30, 2021 remains strong as we continue to operate in a period of uncertain economic conditions related to COVID-19 and we will continue to closely monitor our liquidity as economic conditions change.
As additional sources of liquidity, at September 30, 2021, we had an aggregate of $3.2 billion of undrawn committed capacity on our securitized financings, subject to customary borrowing conditions, from private lenders under our securitization programs and $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders, and we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
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
Dividend and Share Repurchases

Common Stock Cash Dividends Declared	Month of Payment	Amount per Common Share	Amount
($ in millions, except per share data)
Three months ended March 31, 2021	February 2021	$0.22	$128
Three months ended June 30, 2021	May 2021	0.22	128
Three months ended September 30, 2021	August, 2021	0.22	124
Total dividends declared		$0.66	$380

Preferred Stock Cash Dividends Declared	Month of Payment	Amount per Preferred Share	Amount
($ in millions, except per share data)
Three months ended March 31, 2021	February 2021	$14.06	$11
Three months ended June 30, 2021	May 2021	14.06	10
Three months ended September 30, 2021	August, 2021	14.06	11
Total dividends declared		$42.18	$32
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

Common Shares Repurchased Under Publicly Announced Programs	Total Number of Shares Purchased	Dollar Value of Shares Purchased
($ and shares in millions)
Three months ended March 31, 2021	5.1	$200
Three months ended June 30, 2021	8.7	393
Three months ended September 30, 2021	26.7	1,300
Total	40.5	$1,893

In January 2021, we announced our Board's approval of a share repurchase program of up to $1.6 billion through December 31, 2021 (the “January 2021 Share Repurchase Program”), subject to the Company’s capital plan, market conditions and other factors, including regulatory restrictions and required approvals, if any. In May 2021 we announced that the Board of Directors approved a new share repurchase program of up to $2.9 billion for the period which commenced April 1, 2021 through June 30, 2022 (the “May 2021 Share Repurchase Program”), subject to market conditions and other factors, including legal and regulatory restrictions and required approvals, if any. This share repurchase program supersedes the program previously announced in January 2021, and does not include the impact of any capital related to the sale of the loan receivables associated with the Gap Inc. program.
Through the end of the third quarter of 2021, we have repurchased $1.9 billion of common stock as part of the January 2021 Share Repurchase Program and May 2021 Share Repurchase Program and have $1.2 billion of remaining authorized share repurchase capacity under the May 2021 Share Repurchase Program at September 30, 2021.
Regulatory Capital Requirements - Synchrony Financial
As a savings and loan holding company, we are required to maintain minimum capital ratios, under the applicable U.S. Basel III capital rules. For more information, see “Regulation—Savings and Loan Holding Company Regulation” in our 2020 Form 10-K.
For Synchrony Financial to be a well-capitalized savings and loan holding company, Synchrony Bank must be well-capitalized and Synchrony Financial must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. As of September 30, 2021, Synchrony Financial met all the requirements to be deemed well-capitalized.
The following table sets forth the composition of our capital ratios for the Company calculated under the Basel III Standardized Approach rules at September 30, 2021 and December 31, 2020, respectively.

	Basel III
	At September 30, 2021		At December 31, 2020
($ in millions)	Amount	Ratio(1)	Amount	Ratio(1)
Total risk-based capital	$15,366	19.3%	$14,604	18.1%
Tier 1 risk-based capital	$14,314	18.0%	$13,525	16.8%
Tier 1 leverage	$14,314	15.5%	$13,525	14.0%
Common equity Tier 1 capital	$13,580	17.1%	$12,791	15.9%
Risk-weighted assets	$79,597		$80,561
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
Capital amounts and ratios at September 30, 2021 in the above table all reflect the application of the CECL regulatory capital transition adjustment. The increase in our common equity Tier 1 capital ratio compared to December 31, 2020 was primarily due to the retention of net earnings in the current year, partially offset by share repurchase activity, as well as a decrease in loan receivables and a corresponding reduction in risk-weighted assets in the nine months ended September 30, 2021.

Regulatory Capital Requirements - Synchrony Bank
At September 30, 2021 and December 31, 2020, the Bank met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. The following table sets forth the composition of the Bank’s capital ratios calculated under the Basel III Standardized Approach rules at September 30, 2021 and December 31, 2020, and also reflects the CECL regulatory capital transition adjustment in the September 30, 2021 amounts and ratios.

	At September 30, 2021		At December 31, 2020		Minimum to be Well-Capitalized under Prompt Corrective Action Provisions
($ in millions)	Amount	Ratio	Amount	Ratio	Ratio
Total risk-based capital	$14,341	19.9%	$12,784	17.8%	10.0%
Tier 1 risk-based capital	$13,391	18.6%	$11,821	16.5%	8.0%
Tier 1 leverage	$13,391	16.1%	$11,821	13.6%	5.0%
Common equity Tier 1 capital	$13,391	18.6%	$11,821	16.5%	6.5%
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
Off-Balance Sheet Arrangements and Unfunded Lending Commitments
____________________________________________________________________________________________
We do not have any material off-balance sheet arrangements, including guarantees of third-party obligations. Guarantees are contracts or indemnification agreements that contingently require us to make a guaranteed payment or perform an obligation to a third-party based on certain trigger events. At September 30, 2021, we had not recorded any contingent liabilities in our Condensed Consolidated Statement of Financial Position related to any guarantees. See Note 5 - Variable Interest Entities to our condensed consolidated financial statements for more information on our investment commitments for unconsolidated VIE's.
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

ITEM 1. FINANCIAL STATEMENTS
Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
____________________________________________________________________________________________

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except per share data)	2021	2020	2021	2020
Interest income:
Interest and fees on loans (Note 4)	$3,887	$3,821	$11,186	$11,969
Interest on cash and debt securities	11	16	32	105
Total interest income	3,898	3,837	11,218	12,074
Interest expense:
Interest on deposits	131	245	447	894
Interest on borrowings of consolidated securitization entities	41	53	136	185
Interest on senior unsecured notes	68	82	226	252
Total interest expense	240	380	809	1,331
Net interest income	3,658	3,457	10,409	10,743
Retailer share arrangements	(1,266)	(899)	(3,261)	(2,598)
Provision for credit losses (Note 4)	25	1,210	165	4,560
Net interest income, after retailer share arrangements and provision for credit losses	2,367	1,348	6,983	3,585
Other income:
Interchange revenue	232	172	626	467
Debt cancellation fees	70	68	205	206
Loyalty programs	(256)	(155)	(682)	(447)
Other	48	46	165	97
Total other income	94	131	314	323
Other expense:
Employee costs	369	382	1,092	1,033
Professional fees	196	187	575	573
Marketing and business development	110	107	319	309
Information processing	139	125	407	364
Other	147	266	448	776
Total other expense	961	1,067	2,841	3,055
Earnings before provision for income taxes	1,500	412	4,456	853
Provision for income taxes (Note 12)	359	99	1,048	206
Net earnings	$1,141	$313	$3,408	$647
Net earnings available to common stockholders	$1,130	$303	$3,376	$615

Earnings per share
Basic	$2.02	$0.52	$5.89	$1.04
Diluted	$2.00	$0.52	$5.84	$1.04

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
____________________________________________________________________________________________

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2021	2020	2021	2020

Net earnings	$1,141	$313	$3,408	$647

Other comprehensive income (loss)
Debt securities	(5)	—	(13)	29
Currency translation adjustments	(5)	6	(1)	(1)
Employee benefit plans	2	—	1	(1)
Other comprehensive income (loss)	(8)	6	(13)	27

Comprehensive income	$1,133	$319	$3,395	$674
Amounts presented net of taxes.

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Financial Position (Unaudited)
____________________________________________________________________________________________

($ in millions)	At September 30, 2021	At December 31, 2020
Assets
Cash and equivalents	$9,806	$11,524
Debt securities (Note 3)	5,444	7,469
Loan receivables: (Notes 4 and 5)
Unsecuritized loans held for investment	56,745	56,472
Restricted loans of consolidated securitization entities	19,643	25,395
Total loan receivables	76,388	81,867
Less: Allowance for credit losses	(8,616)	(10,265)
Loan receivables, net	67,772	71,602
Loan receivables held for sale (Note 4)	3,450	5
Goodwill	1,105	1,078
Intangible assets, net (Note 6)	1,090	1,125
Other assets	3,270	3,145
Total assets	$91,937	$95,948

Liabilities and Equity
Deposits: (Note 7)
Interest-bearing deposit accounts	$59,998	$62,469
Non-interest-bearing deposit accounts	355	313
Total deposits	60,353	62,782
Borrowings: (Notes 5 and 8)
Borrowings of consolidated securitization entities	6,288	7,810
Senior unsecured notes	6,472	7,965
Total borrowings	12,760	15,775
Accrued expenses and other liabilities	4,888	4,690
Total liabilities	$78,001	$83,247

Equity:
Preferred stock, par share value $0.001 per share; 750,000 shares authorized; 750,000 shares issued and outstanding at both September 30, 2021 and December 31, 2020 and aggregate liquidation preference of $750 at both September 30, 2021 and December 31, 2020	$734	$734
Common Stock, par share value $0.001 per share; 4,000,000,000 shares authorized; 833,984,684 shares issued at both September 30, 2021 and December 31, 2020; 547,240,973 and 584,009,550 shares outstanding at September 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	9,649	9,570
Retained earnings	13,562	10,621
Accumulated other comprehensive income (loss):
Debt securities	12	25
Currency translation adjustments	(23)	(22)
Employee benefit plans	(53)	(54)
Treasury stock, at cost; 286,743,711 and 249,975,134 shares at September 30, 2021 and December 31, 2020, respectively	(9,946)	(8,174)
Total equity	13,936	12,701
Total liabilities and equity	$91,937	$95,948

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
____________________________________________________________________________________________

	Preferred Stock		Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2020	750	$734	833,985	$1	$9,537	$12,117	$(58)	$(7,243)	$15,088
Cumulative effect of change in accounting principle	—	—	—	—	—	(2,276)	—	—	(2,276)
Adjusted balance, beginning of period	750	734	833,985	1	9,537	9,841	(58)	(7,243)	12,812
Net earnings	—	—	—	—	—	286	—	—	286
Other comprehensive income	—	—	—	—	—	—	9	—	9
Purchases of treasury stock	—	—	—	—	—	—	—	(985)	(985)
Stock-based compensation	—	—	—	—	(14)	(21)	—	29	(6)
Dividends - preferred stock ($14.22 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividends - common stock ($0.22 per share)	—	—	—	—	—	(135)	—	—	(135)
Balance at March 31, 2020	750	$734	833,985	$1	$9,523	$9,960	$(49)	$(8,199)	$11,970
Net earnings	—	—	—	—	—	48	—	—	48
Other comprehensive income	—	—	—	—	—	—	12	—	12
Purchases of treasury stock	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	9	(17)	—	16	8
Dividends - preferred stock ($14.06 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividends - common stock ($0.22 per share)	—	—	—	—	—	(128)	—	—	(128)
Balance at June 30, 2020	750	$734	833,985	$1	$9,532	$9,852	$(37)	$(8,183)	$11,899
Net earnings	—	—	—	—	—	313	—	—	313
Other comprehensive income	—	—	—	—	—	—	6	—	6
Purchases of treasury stock	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	20	(2)	—	2	20
Dividends - preferred stock ($14.06 per share)	—	—	—	—	—	(10)	—	—	(10)
Dividends - common stock ($0.22 per share)	—	—	—	—	—	(129)	—	—	(129)
Balance at September 30, 2020	750	$734	833,985	$1	$9,552	$10,024	$(31)	$(8,181)	$12,099

	Preferred Stock		Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2021	750	$734	833,985	$1	$9,570	$10,621	$(51)	$(8,174)	$12,701
Net earnings	—	—	—	—	—	1,025	—	—	1,025
Other comprehensive income	—	—	—	—	—	—	(5)	—	(5)
Purchases of treasury stock	—	—	—	—	—	—	—	(200)	(200)
Stock-based compensation	—	—	—	—	22	(37)	—	72	57
Dividends - preferred stock ($14.06 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividends - common stock ($0.22 per share)	—	—	—	—	—	(128)	—	—	(128)
Balance at March 31, 2021	750	$734	833,985	$1	$9,592	$11,470	$(56)	$(8,302)	$13,439
Net earnings	—	—	—	—	—	1,242	—	—	1,242
Other comprehensive income	—	—	—	—	—	—	—	—	—
Purchases of treasury stock	—	—	—	—	—	—	—	(393)	(393)
Stock-based compensation	—	—	—	—	28	(14)	—	33	47
Dividends - preferred stock ($14.06 per share)	—	—	—	—	—	(10)	—	—	(10)
Dividends - common stock ($0.22 per share)	—	—	—	—	—	(128)	—	—	(128)
Balance at June 30, 2021	750	$734	833,985	$1	$9,620	$12,560	$(56)	$(8,662)	$14,197
Net earnings	—	—	—	—	—	1,141	—	—	1,141
Other comprehensive income	—	—	—	—	—	—	(8)	—	(8)
Purchases of treasury stock	—	—	—	—	—	—	—	(1,301)	(1,301)
Stock-based compensation	—	—	—	—	29	(4)	—	17	42
Dividends - preferred stock ($14.06 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividends - common stock ($0.22 per share)	—	—	—	—	—	(124)	—	—	(124)
Balance at September 30, 2021	750	$734	833,985	$1	$9,649	$13,562	$(64)	$(9,946)	$13,936

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
____________________________________________________________________________________________

	Nine months ended September 30,
($ in millions)	2021	2020
Cash flows - operating activities
Net earnings	$3,408	$647
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for credit losses	165	4,560
Deferred income taxes	230	(468)
Depreciation and amortization	285	290
(Increase) decrease in interest and fees receivable	579	394
(Increase) decrease in other assets	(79)	(85)
Increase (decrease) in accrued expenses and other liabilities	88	(483)
All other operating activities	419	546
Cash provided from (used for) operating activities	5,095	5,401

Cash flows - investing activities
Maturity and sales of debt securities	4,249	4,943
Purchases of debt securities	(2,290)	(7,423)
Proceeds from sale of loan receivables	23	709
Net (increase) decrease in loan receivables, including held for sale	(610)	4,798
All other investing activities	(422)	(266)
Cash provided from (used for) investing activities	950	2,761

Cash flows - financing activities
Borrowings of consolidated securitization entities
Proceeds from issuance of securitized debt	1,350	675
Maturities and repayment of securitized debt	(2,875)	(3,282)
Senior unsecured notes
Maturities and repayment of senior unsecured notes	(1,500)	(1,500)
Dividends paid on preferred stock	(32)	(32)
Net increase (decrease) in deposits	(2,447)	(1,656)
Purchases of treasury stock	(1,894)	(985)
Dividends paid on common stock	(380)	(392)
All other financing activities	28	(11)
Cash provided from (used for) financing activities	(7,750)	(7,183)

Increase (decrease) in cash and equivalents, including restricted amounts	(1,705)	979
Cash and equivalents, including restricted amounts, at beginning of period	11,605	12,647
Cash and equivalents at end of period:
Cash and equivalents	9,806	13,552
Restricted cash and equivalents included in other assets	94	74
Total cash and equivalents, including restricted amounts, at end of period	$9,900	$13,626

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
NOTE 3.    DEBT SECURITIES
All of our debt securities are classified as available-for-sale and are held to meet our liquidity objectives or to comply with the Community Reinvestment Act (“CRA”). Our debt securities consist of the following:

	September 30, 2021				December 31, 2020
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
($ in millions)	cost	gains	losses	fair value	cost	gains	losses	fair value
U.S. government and federal agency	$2,523	$1	$(1)	$2,523	$3,926	$1	$—	$3,927
State and municipal	35	—	(2)	33	40	—	(1)	39
Residential mortgage-backed(a)	649	17	(2)	664	817	25	—	842
Asset-backed(b)	2,206	4	—	2,210	2,652	9	—	2,661
Other	13	1	—	14	—	—	—	—
Total	$5,426	$23	$(5)	$5,444	$7,435	$35	$(1)	$7,469
_______________________
(a)    All of our residential mortgage-backed securities have been issued by government-sponsored entities and are collateralized by U.S. mortgages. At September 30, 2021 and December 31, 2020, $162 million and $229 million of residential mortgage-backed securities, respectively, are pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve Discount Window advances.
(b)    Our asset-backed securities are collateralized by credit card and auto loans.

The following table presents the estimated fair values and gross unrealized losses of our available-for-sale debt securities:

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
($ in millions)	fair value	losses	fair value	losses
At September 30, 2021
U.S. government and federal agency	$209	$(1)	$—	$—
State and municipal	1	—	20	(2)
Residential mortgage-backed	133	(2)	1	—
Asset-backed	365	—	—	—
Other	—	—	—	—
Total	$708	$(3)	$21	$(2)

At December 31, 2020
U.S. government and federal agency	$—	$—	$—	$—
State and municipal	3	—	21	(1)
Residential mortgage-backed	6	—	—	—
Asset-backed	242	—	—	—
Total	$251	$—	$21	$(1)
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
Contractual Maturities of Investments in Available-for-Sale Debt Securities

	Amortized	Estimated	Weighted
At September 30, 2021 ($ in millions)	cost	fair value	Average yield (a)
Due
Within one year	$3,479	$3,481	0.3%
After one year through five years	$1,269	$1,271	0.4%
After five years through ten years	$297	$306	2.0%
After ten years	$381	$386	1.7%
_____________________
(a)Weighted average yield is calculated based on the amortized cost of each security. In calculating yield, no adjustment has been made with respect to any tax-exempt obligations.
We expect actual maturities to differ from contractual maturities because borrowers have the right to prepay certain obligations.
There were no material realized gains or losses recognized for the nine months ended September 30, 2021 and 2020.
Although we generally do not have the intent to sell any specific securities held at September 30, 2021, in the ordinary course of managing our debt securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield, liquidity requirements and funding obligations.

NOTE 4.    LOAN RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

($ in millions)	September 30, 2021	December 31, 2020
Credit cards	$72,289	$78,455
Consumer installment loans	2,614	2,125
Commercial credit products	1,401	1,250
Other	84	37
Total loan receivables, before allowance for credit losses(a)(b)	$76,388	$81,867
_______________________
(a)Total loan receivables include $19.6 billion and $25.4 billion of restricted loans of consolidated securitization entities at September 30, 2021 and December 31, 2020, respectively. See Note 5. Variable Interest Entities for further information on these restricted loans.
(b)At September 30, 2021 and December 31, 2020, loan receivables included deferred costs, net of deferred income, of $178 million and $153 million, respectively.
Loan Receivables Held for Sale
During the third quarter of 2021, we entered into an agreement to sell loan receivables associated with our program agreement with Gap Inc. As a result, at September 30, 2021, $3.5 billion of loan receivables are classified as loan receivables held for sale on our Condensed Consolidated Statement of Financial Position and we recorded a $247 million reserve release in our provision for credit losses during the three months ended September 30, 2021 following the reclassification of the Gap portfolio to loan receivables held for sale. Restricted loans of our consolidated securitization entities include $982 million of the loan receivables held for sale. See Note 5. Variable Interest Entities for further information. The sale of the portfolio, which is subject to customary closing conditions, is expected to be completed in the second quarter of 2022.
Allowance for Credit Losses

($ in millions)	Balance at July 1, 2021	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2021
Credit cards	$8,904	$(22)	$(625)	$208	$8,465
Consumer installment loans	67	37	(11)	4	97
Commercial credit products	50	10	(8)	1	53
Other	2	—	(1)	—	1
Total	$9,023	$25	$(645)	$213	$8,616

($ in millions)	Balance at July 1, 2020	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2020
Credit cards	$9,637	$1,143	$(1,052)	$202	$9,930
Consumer installment loans	103	50	(9)	4	148
Commercial credit products	61	17	(13)	2	67
Other	1	—	—	—	1
Total	$9,802	$1,210	$(1,074)	$208	$10,146

($ in millions)	Balance at January 1, 2021	Provision charged to operations	Gross charge-offs	Recoveries	Other	Balance at September 30, 2021
Credit cards	$10,076	$156	$(2,407)	$640	$—	$8,465
Consumer installment loans	127	(7)	(38)	14	1	97
Commercial credit products	61	15	(27)	4	—	53
Other	1	1	(1)	—	—	1
Total	$10,265	$165	$(2,473)	$658	$1	$8,616

($ in millions)	Balance at January 1, 2020	Impact of ASU 2016-13 Adoption	Post-Adoption Balance at January 1, 2020	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2020
Credit cards	$5,506	$2,989	$8,495	$4,411	$(3,712)	$736	$9,930
Consumer installment loans	46	26	72	102	(36)	10	148
Commercial credit products	49	6	55	47	(42)	7	67
Other	1	—	1	—	—	—	1
Total	$5,602	$3,021	$8,623	$4,560	$(3,790)	$753	$10,146
Our allowance for credit losses at September 30, 2021 and December 31, 2020 reflects our estimate of expected credit losses for the life of the loan receivables on our consolidated statement of financial position.
The reasonable and supportable forecast period used in our estimate of credit losses at September 30, 2021 was 12 months, consistent with the forecast period utilized since adoption of CECL. Beyond the reasonable and supportable forecast period, we revert to historical mean information at the loan receivables segment level over a 6-month period, gradually increasing the weight of historical losses by an equal amount each month during the reversion period, and utilize historical loss information thereafter for the remaining life of the portfolio. The reversion period and methodology remain unchanged since the adoption of CECL.
Losses on loan receivables are estimated and recognized upon origination of the loan, based on expected credit losses for the life of the loan balance at September 30, 2021. Expected credit loss estimates are developed using both quantitative models and qualitative adjustments, and incorporates a macroeconomic forecast, as described within the 2020 Form 10-K. The current and forecasted economic conditions at the balance sheet date including the impact of the COVID-19 pandemic influenced our current estimate of expected credit losses. These conditions have improved as compared to December 31, 2020. We also continue to experience improvements in customer payment behavior, which include the effects of recent governmental stimulus actions, that has contributed to a reduction in loan receivables balances and delinquent accounts. Our allowance for credit losses decreased by $1.6 billion to $8.6 billion during the nine months ended September 30, 2021 primarily due to these conditions. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our 2020 annual consolidated financial statements in our 2020 Form 10-K, for additional information on our significant accounting policies related to our allowance for credit losses.
Delinquent and Non-accrual Loans

At September 30, 2021 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing
Credit cards	$1,000	$791	$1,791	$791	$—
Consumer installment loans	27	4	31	—	4
Commercial credit products	19	9	28	9	—
Total delinquent loans	$1,046	$804	$1,850	$800	$4
Percentage of total loan receivables	1.4%	1.1%	2.4%	1.0%	—%

At December 31, 2020 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing
Credit cards	$1,325	$1,128	$2,453	$1,128	$—
Consumer installment loans	26	5	31	—	5
Commercial credit products	20	10	30	10	—
Total delinquent loans	$1,371	$1,143	$2,514	$1,138	$5
Percentage of total loan receivables	1.7%	1.4%	3.1%	1.4%	—%

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

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Credit cards	$149	$197	$564	$549
Consumer installment loans	—	—	—	—
Commercial credit products	1	1	2	2
Total	$150	$198	$566	$551
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

At September 30, 2021 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$1,163	$(490)	$673	$1,044
Consumer installment loans	—	—	—	—
Commercial credit products	4	(2)	2	4
Total	$1,167	$(492)	$675	$1,048

At December 31, 2020 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$1,238	$(561)	$677	$1,084
Consumer installment loans	—	—	—	—
Commercial credit products	4	(2)	2	4
Total	$1,242	$(563)	$679	$1,088

Financial Effects of TDRs
As part of our loan modifications for borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following table presents the types and financial effects of loans modified and accounted for as TDRs during the periods presented:

Three months ended September 30,	2021			2020
($ in millions)	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$11	$79	$1,196	$11	$67	$1,112
Consumer installment loans	—	—	—	—	—	—
Commercial credit products	—	1	4	—	1	3
Total	$11	$80	$1,200	$11	$68	$1,115

Nine months ended September 30,	2021			2020
($ in millions)	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were impaired	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$30	$235	$1,235	$32	$206	$1,130
Consumer installment loans	—	—	—	—	—	—
Commercial credit products	—	1	4	—	1	3
Total	$30	$236	$1,239	$32	$207	$1,133
Payment Defaults
The following table presents the type, number and amount of loans accounted for as TDRs that enrolled in a modification plan within the previous 12 months from the applicable balance sheet date and experienced a payment default and charged-off during the periods presented.

Three months ended September 30,	2021		2020
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	18,082	$48	14,440	$38
Consumer installment loans	—	—	—	—
Commercial credit products	42	—	278	1
Total	18,124	$48	14,718	$39

Nine months ended September 30,	2021		2020
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	43,897	$114	38,885	$102
Consumer installment loans	—	—	—	—
Commercial credit products	100	1	319	1
Total	43,997	$115	39,204	$103

Credit Quality Indicators
Our loan receivables portfolio includes both secured and unsecured loans. Secured loan receivables are largely comprised of consumer installment loans secured by equipment. Unsecured loan receivables are largely comprised of our open-ended consumer and commercial revolving credit card loans. As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, including delinquency information, as well as information from credit bureaus relating to the customer’s broader credit performance. We utilize VantageScore credit scores to assist in our assessment of credit quality. VantageScore credit scores are obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three credit score categories: (i) 651 or higher, which are considered the strongest credits; (ii) 591 to 650, considered moderate credit risk; and (iii) 590 or less, which are considered weaker credits. There are certain customer accounts for which a VantageScore score is not available where we use alternative sources to assess their credit and predict behavior. The following table provides the most recent VantageScore scores available for our customers at September 30, 2021 and December 31, 2020, respectively, as a percentage of each class of loan receivable. For comparability purposes and to provide the best illustration of how the credit risk inherent in our loan portfolios has changed over time, the credit quality information at September 30, 2020 has also been presented to show applicable VantageScore score categories. The table below excludes 0.4%, 0.3% and 0.3% of our total loan receivables balance at each of September 30, 2021, December 31, 2020 and September 30, 2020, respectively, which represents those customer accounts for which a VantageScore score is not available.

	September 30, 2021			December 31, 2020			September 30, 2020
	651 or	591 to	590 or	651 or	591 to	590 or	651 or	591 to	590 or
	higher	650	less	higher	650	less	higher	650	less
Credit cards	79%	17%	4%	77%	17%	6%	76%	18%	6%
Consumer installment loans	80%	16%	4%	78%	18%	4%	77%	18%	5%
Commercial credit products	93%	4%	3%	92%	5%	3%	93%	4%	3%
Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and by applying the same credit standards for all of our credit products. Unused credit card lines available to our customers totaled approximately $428 billion and $413 billion at September 30, 2021 and December 31, 2020, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.
Interest Income by Product
The following table provides additional information about our interest and fees on loans, including merchant discounts, from our loan receivables, including held for sale:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Credit cards(a)	$3,793	$3,752	$10,934	$11,764
Consumer installment loans	64	46	176	118
Commercial credit products	29	22	73	85
Other	1	1	3	2
Total	$3,887	$3,821	$11,186	$11,969
_______________________
(a)Interest income on credit cards that was reversed related to accrued interest receivables written off was $199 million and $330 million for the three months ended September 30, 2021 and 2020, respectively, and $800 million and $1.2 billion for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 5.    VARIABLE INTEREST ENTITIES
We use VIEs to securitize loan receivables and arrange asset-backed financing in the ordinary course of business. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE and we did not provide non-contractual support for previously transferred loan receivables to any VIE in the three and nine months ended September 30, 2021 and 2020. Our VIEs are able to accept new loan receivables and arrange new asset-backed financings, consistent with the requirements and limitations on such activities placed on the VIE by existing investors. Once an account has been designated to a VIE, the contractual arrangements we have require all existing and future loan receivables originated under such account to be transferred to the VIE. The amount of loan receivables held by our VIEs in excess of the minimum amount required under the asset-backed financing arrangements with investors may be removed by us under removal of accounts provisions. All loan receivables held by a VIE are subject to claims of third-party investors.
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

The table below summarizes the assets and liabilities of our consolidated securitization VIEs described above:

($ in millions)	September 30, 2021	December 31, 2020
Assets
Loan receivables, net(a)	$17,701	$22,683
Loan receivables held for sale	982	—
Other assets(b)	39	52
Total	$18,722	$22,735

Liabilities
Borrowings	$6,288	$7,810
Other liabilities	13	23
Total	$6,301	$7,833
_______________________
(a)    Includes $1.9 billion and $2.7 billion of related allowance for credit losses resulting in gross restricted loans of $19.6 billion and $25.4 billion at September 30, 2021 and December 31, 2020, respectively.
(b)    Includes $35 million and $48 million of segregated funds held by the VIEs at September 30, 2021 and December 31, 2020, respectively, which are classified as restricted cash and equivalents and included as a component of other assets in our Condensed Consolidated Statements of Financial Position.
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
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $1.0 billion and $1.2 billion for the three months ended September 30, 2021 and 2020, respectively. Related expenses consisted primarily of provision for credit losses of $(133) million and $460 million for the three months ended September 30, 2021 and 2020, respectively, and interest expense of $41 million and $53 million for the three months ended September 30, 2021 and 2020, respectively. These amounts do not include intercompany transactions, principally fees and interest, which are eliminated in our condensed consolidated financial statements.
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $3.1 billion and $3.7 billion for the nine months ended September 30, 2021 and 2020, respectively. Related expenses consisted primarily of provision for credit losses of $(213) million and $1.5 billion for the nine months ended September 30, 2021 and 2020, respectively, and interest expense of $136 million and $185 million for the nine months ended September 30, 2021 and 2020, respectively.
Non-consolidated VIEs
As part of our community reinvestment initiatives, we invest in affordable housing properties and receive affordable housing tax credits for these investments. These investments included in our condensed consolidated statement of financial position totaled $430 million and $338 million at September 30, 2021 and December 31, 2020 respectively, and represents our total exposure for these entities. Additionally, we have other investments in non-consolidated VIEs which totaled $141 million and $86 million at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021, the Company also has investment commitments of $209 million related to these investments.

NOTE 6.    INTANGIBLE ASSETS

	September 30, 2021			December 31, 2020
($ in millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related	$1,794	$(1,185)	$609	$1,734	$(1,081)	$653
Capitalized software and other	1,188	(707)	481	1,043	(571)	472
Total	$2,982	$(1,892)	$1,090	$2,777	$(1,652)	$1,125
During the nine months ended September 30, 2021, we recorded additions to intangible assets subject to amortization of $214 million, primarily related to capitalized software expenditures, as well as customer-related intangible assets.
Customer-related intangible assets primarily relate to retail partner contract acquisitions and extensions, as well as purchased credit card relationships. During the nine months ended September 30, 2021 and 2020, we recorded additions to customer-related intangible assets subject to amortization of $64 million and $22 million, respectively, primarily related to payments made to acquire and extend certain retail partner relationships. These additions had a weighted average amortizable life of 5 years and 7 years for the nine months ended September 30, 2021 and 2020, respectively.
Amortization expense related to retail partner contracts was $31 million and $32 million for the three months ended September 30, 2021 and 2020, respectively, and $95 million and $97 million for the nine months ended September 30, 2021 and 2020, respectively, and is included as a component of marketing and business development expense in our Condensed Consolidated Statements of Earnings. All other amortization expense was $49 million and $51 million for the three months ended September 30, 2021 and 2020, respectively, and $150 million for both the nine months ended September 30, 2021 and 2020, respectively, and is included as a component of other expense in our Condensed Consolidated Statements of Earnings.
NOTE 7.    DEPOSITS

	September 30, 2021		December 31, 2020
($ in millions)	Amount	Average rate(a)	Amount	Average rate(a)
Interest-bearing deposits	$59,998	1.0%	$62,469	1.7%
Non-interest-bearing deposits	355	—	313	—
Total deposits	$60,353		$62,782
____________________
(a)Based on interest expense for the nine months ended September 30, 2021 and the year ended December 31, 2020 and average deposits balances.
At September 30, 2021 and December 31, 2020, interest-bearing deposits included $4.9 billion and $6.5 billion, respectively, of certificates of deposit that exceeded applicable FDIC insurance limits, which are generally $250,000 per depositor.
At September 30, 2021, our interest-bearing time deposits maturing for the remainder of 2021 and over the next four years and thereafter were as follows:

($ in millions)	2021	2022	2023	2024	2025	Thereafter
Deposits	$3,450	$15,297	$2,951	$2,624	$664	$544
The above maturity table excludes $29.2 billion of demand deposits with no defined maturity, of which $27.8 billion are savings accounts. In addition, at September 30, 2021, we had $5.2 billion of broker network deposit sweeps procured through a program arranger who channels brokerage account deposits to us that are also excluded from the above maturity table. Unless extended, the contracts associated with these broker network deposit sweeps will terminate between 2023 and 2027.

NOTE 8.    BORROWINGS

	September 30, 2021				December 31, 2020
($ in millions)	Maturity date	Interest Rate	Weighted average interest rate	Outstanding Amount(a)	Outstanding Amount(a)
Borrowings of consolidated securitization entities:
Fixed securitized borrowings	2022 - 2023	2.34% - 3.87%	2.83%	$3,188	$5,510
Floating securitized borrowings	2022 - 2024	0.70% - 0.86%	0.76%	3,100	2,300
Total borrowings of consolidated securitization entities			1.81%	6,288	7,810

Senior unsecured notes:
Synchrony Financial senior unsecured notes:
Fixed senior unsecured notes	2022 - 2029	2.80% - 5.15%	4.13%	5,724	6,468

Synchrony Bank senior unsecured notes:
Fixed senior unsecured notes	2022	3.00%	3.00%	748	1,497
Total senior unsecured notes			4.00%	6,472	7,965

Total borrowings				$12,760	$15,775
___________________
(a)The amounts presented above for outstanding borrowings include unamortized debt premiums, discounts and issuance costs.
Debt Maturities
The following table summarizes the maturities of the principal amount of our borrowings of consolidated securitization entities and senior unsecured notes for the remainder of 2021 and over the next four years and thereafter:

($ in millions)	2021	2022	2023	2024	2025	Thereafter
Borrowings	$—	$4,908	$2,207	$2,525	$1,000	$2,150
Credit Facilities
As additional sources of liquidity, we have undrawn committed capacity under certain credit facilities, primarily related to our securitization programs.
At September 30, 2021, we had an aggregate of $3.2 billion of undrawn committed capacity under our securitization financings, subject to customary borrowing conditions, from private lenders under our securitization programs, and an aggregate of $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders.

NOTE 9.    FAIR VALUE MEASUREMENTS
For a description of how we estimate fair value, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies in our 2020 annual consolidated financial statements in our 2020 Form 10-K.
The following tables present our assets and liabilities measured at fair value on a recurring basis.
Recurring Fair Value Measurements

At September 30, 2021 ($ in millions)	Level 1	Level 2	Level 3	Total(a)
Assets
Debt securities
U.S. government and federal agency	$—	$2,523	$—	$2,523
State and municipal	—	—	33	33
Residential mortgage-backed	—	664	—	664
Asset-backed	—	2,210	—	2,210
Other	—	—	14	14
Other assets(b)	15	—	12	27
Total	$15	$5,397	$59	$5,471

At December 31, 2020 ($ in millions)
Assets
Debt securities
U.S. government and federal agency	$—	$3,927	$—	$3,927
State and municipal	—	—	39	39
Residential mortgage-backed	—	842	—	842
Asset-backed	—	2,661	—	2,661
Other assets(b)	16	—	14	30
Total	$16	$7,430	$53	$7,499

Liabilities
Contingent consideration	—	—	11	11
Total	$—	$—	$11	$11
_______________________
(a)    For the nine months ended September 30, 2021 and 2020, there were no fair value measurements transferred between levels.
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
The changes in our Level 3 assets and liabilities that are measured on a recurring basis for the three and nine months ended September 30, 2021 and 2020 were not material.

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

	Carrying	Corresponding fair value amount
At September 30, 2021 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$9,806	$9,806	$9,806	$—	$—
Other assets(a)(b)	$94	$94	$94	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$67,772	$79,656	$—	$—	$79,656
Loan receivables held for sale(c)	$3,450	$3,570	$—	$—	$3,570

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$60,353	$60,469	$—	$60,469	$—
Borrowings of consolidated securitization entities	$6,288	$6,359	$—	$3,262	$3,097
Senior unsecured notes	$6,472	$7,044	$—	$7,044	$—

	Carrying	Corresponding fair value amount
At December 31, 2020 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$11,524	$11,524	$11,524	$—	$—
Other assets(a)(b)	$81	$81	$81	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$71,602	$85,234	$—	$—	$85,234
Loan receivables held for sale(c)	$5	$5	$—	$—	$5

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$62,782	$63,382	$—	$63,382	$—
Borrowings of consolidated securitization entities	$7,810	$7,977	$—	$5,680	$2,297
Senior unsecured notes	$7,965	$8,704	$—	$8,704	$—
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
At September 30, 2021 and December 31, 2020, Synchrony Financial met all applicable requirements to be deemed well-capitalized pursuant to Federal Reserve Board regulations. At September 30, 2021 and December 31, 2020, the Bank also met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. There are no conditions or events subsequent to September 30, 2021 that management believes have changed the Company's or the Bank’s capital category.

The actual capital amounts, ratios and the applicable required minimums of the Company and the Bank are as follows:
Synchrony Financial

At September 30, 2021 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)
Total risk-based capital	$15,366	19.3%	$6,368	8.0%
Tier 1 risk-based capital	$14,314	18.0%	$4,776	6.0%
Tier 1 leverage	$14,314	15.5%	$3,690	4.0%
Common equity Tier 1 Capital	$13,580	17.1%	$3,582	4.5%

At December 31, 2020 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)
Total risk-based capital	$14,604	18.1%	$6,445	8.0%
Tier 1 risk-based capital	$13,525	16.8%	$4,834	6.0%
Tier 1 leverage	$13,525	14.0%	$3,869	4.0%
Common equity Tier 1 Capital	$12,791	15.9%	$3,625	4.5%
Synchrony Bank

At September 30, 2021 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio
Total risk-based capital	$14,341	19.9%	$5,752	8.0%	$7,190	10.0%
Tier 1 risk-based capital	$13,391	18.6%	$4,314	6.0%	$5,752	8.0%
Tier 1 leverage	$13,391	16.1%	$3,336	4.0%	$4,171	5.0%
Common equity Tier I capital	$13,391	18.6%	$3,235	4.5%	$4,673	6.5%

At December 31, 2020 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio
Total risk-based capital	$12,784	17.8%	$5,747	8.0%	$7,184	10.0%
Tier 1 risk-based capital	$11,821	16.5%	$4,310	6.0%	$5,747	8.0%
Tier 1 leverage	$11,821	13.6%	$3,484	4.0%	$4,356	5.0%
Common equity Tier I capital	$11,821	16.5%	$3,233	4.5%	$4,669	6.5%
_______________________
(a)Capital ratios are calculated based on the Basel III Standardized Approach rules. Capital amounts and ratios at September 30, 2021 and at December 31, 2020 in the above tables reflect the application of the CECL regulatory capital transition adjustment.
(b)At September 30, 2021 and at December 31, 2020, Synchrony Financial and the Bank also must maintain a capital conservation buffer of common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 2.5 percentage points to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.
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
The following table presents the calculation of basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2021	2020	2021	2020
Net earnings	$1,141	$313	$3,408	$647
Preferred stock dividends	(11)	(10)	$(32)	$(32)
Net earnings available to common stockholders	$1,130	$303	$3,376	$615

Weighted average common shares outstanding, basic	560.6	583.8	573.6	$590.8
Effect of dilutive securities	5.0	1.0	4.6	$1.4
Weighted average common shares outstanding, dilutive	565.6	584.8	$578.2	$592.2

Earnings per basic common share	$2.02	$0.52	$5.89	$1.04
Earnings per diluted common share	$2.00	$0.52	$5.84	$1.04
We have issued certain stock-based awards under the Synchrony Financial 2014 Long-Term Incentive Plan. A total of 1 million shares and 7 million shares for the three months ended September 30, 2021 and 2020, respectively, and 1 million and 6 million shares for the nine months ended September 30, 2021 and 2020, respectively, related to these awards, were considered anti-dilutive and therefore were excluded from the computation of diluted earnings per common share.
NOTE 12.    INCOME TAXES
Unrecognized Tax Benefits

($ in millions)	September 30, 2021	December 31, 2020
Unrecognized tax benefits, excluding related interest expense and penalties(a)	$275	$268
Portion that, if recognized, would reduce tax expense and effective tax rate(b)	$177	$183
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
We establish a liability that represents the difference between a tax position taken (or expected to be taken) on an income tax return and the amount of taxes recognized in our financial statements. The liability associated with the unrecognized tax benefits is adjusted periodically when new information becomes available. The amount of unrecognized tax benefits that is reasonably possible to be resolved in the next twelve months is expected to be $86 million, of which $28 million, if recognized, would reduce the Company's tax expense and effective tax rate.
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
On April 30, 2014 Belton et al. v. GE Capital Consumer Lending, a putative class action adversary proceeding was filed in the U.S. Bankruptcy Court for the Southern District of New York. Plaintiff alleges that the Bank violates the discharge injunction under Section 524(a)(2) of the Bankruptcy Code by attempting to collect discharged debts and by failing to update and correct credit information to credit reporting agencies to show that such debts are no longer due and owing because they have been discharged in bankruptcy. Plaintiff seeks declaratory judgment, injunctive relief and an unspecified amount of damages. On December 15, 2014, the Bankruptcy Court entered an order staying the adversary proceeding pending an appeal to the District Court of the Bankruptcy Court’s order denying the Bank’s motion to compel arbitration. On October 14, 2015, the District Court reversed the Bankruptcy Court and on November 4, 2015, the Bankruptcy Court granted the Bank’s motion to compel arbitration. On March 4, 2019, on plaintiff’s motion for reconsideration, the District Court vacated its decision reversing the Bankruptcy Court and affirmed the Bankruptcy Court’s decision denying the Bank’s motion to compel arbitration. On June 16, 2020, the Court of Appeals for the Second Circuit denied the Bank’s appeal of the District Court’s decision. On October 5, 2021, the plaintiff filed a motion for preliminary approval of a class action settlement. Under the settlement, if approved by the court, the Bank will pay up to $8.5 million to class members, and implement or maintain certain practices with respect to credit reporting of sold accounts.

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
The following table presents the approximate net interest income impacts forecasted over the next twelve months from an immediate and parallel change in interest rates affecting all interest rate sensitive assets and liabilities at September 30, 2021.

Basis Point Change	At September 30, 2021
($ in millions)
-100 basis points	$(66)
+100 basis points	$22
For a more detailed discussion of our exposure to market risk, refer to “Management's Discussion and Analysis—Quantitative and Qualitative Disclosures about Market Risk” in our 2020 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), and based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

No change in internal control over financial reporting occurred during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding purchases of our common stock primarily related to our share repurchase program that were made by us or on our behalf during the three months ended September 30, 2021.

($ in millions, except per share data)	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Programs(c)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs(b)
July 1 - 31, 2021	9,284,761	$47.74	9,270,897	$2,064.4
August 1 - 31, 2021	9,878,801	49.72	9,878,705	1,573.2
September 1 - 30, 2021	7,523,380	48.68	7,523,260	1,207.0
Total	26,686,942	$48.74	26,672,862	$1,207.0
_______________________
(a)Includes 13,864 shares, 96 shares and 120 shares withheld in July, August and September, respectively, to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying performance stock awards, restricted stock awards or upon the exercise of stock options.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description
10.1	Form of Synchrony Financial Amended and Restated Annual Incentive Plan
10.2	Synchrony Financial Second Amended and Restated 2014 Long-Term Incentive Plan
31(a)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
31(b)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
32*	Certification Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included as Exhibit 101)
______________________
*Filed electronically herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synchrony Financial
(Registrant)

October 21, 2021	/s/ Brian J. Wenzel Sr.
Date	Brian J. Wenzel Sr. Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)