Form 10-K
period 2021-12-31
Synchrony Financial
filed 2022-02-10
CIK 1601712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the outstanding common equity of the registrant held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $27,822,151,695,
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 4, 2022 was 521,271,848.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held May 20, 2022, is incorporated by reference into Part III to the extent described therein.

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

FORM 10-K CROSS REFERENCE INDEX
____________________________________________________________________________________________

Part I		Page(s)

Item 1.	Business	7 - 26, 81 - 97

Item 1A.	Risk Factors	59 - 80, 97 - 102

Item 1B.	Unresolved Staff Comments	Not Applicable

Item 2.	Properties	145

Item 3.	Legal Proceedings	142 - 143

Item 4.	Mine Safety Disclosures	Not Applicable

Part II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	146 - 148

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27 - 52, 54 - 58

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	52 - 53

Item 8.	Financial Statements and Supplementary Data	103 - 143

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	Not Applicable

Item 9A.	Controls and Procedures	144

Item 9B.	Other Information	Not Applicable

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	Not Applicable

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	(a)

Item 11.	Executive Compensation	(b)

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	(c)

Item 13.	Certain Relationships and Related Transactions, and Director Independence	(d)

Item 14.	Principal Accounting Fees and Services	(e)

Part IV

Item 15.	Exhibits and Financial Statement Schedules	149 - 158

Item 16.	Form 10-K Summary	Not Applicable

Signatures		159 - 161
______________________
(a)Incorporated by reference to “Management”, “Election of Directors,” “Governance Principles,” “Code of Conduct” and “Committees of the Board of the Directors” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be held on May 19, 2022, which will be filed within 120 days of the end our fiscal year ended December 31, 2021 (the “2022 Proxy Statement”).
(b)Incorporated by reference to “Compensation Discussion and Analysis,” “2021 Executive Compensation,” “Management Development and Compensation Committee Report” and “Management Development and Compensation Committee Interlocks and Insider Participation” and “CEO Pay Ratio” in the 2022 Proxy Statement.
(c)Incorporated by reference to “Beneficial Ownership” and “Equity Compensation Plan Information” in the 2022 Proxy Statement.
(d)Incorporated by reference to “Related Person Transactions,” “Election of Directors” and “Committees of the Board of Directors” in the 2022 Proxy Statement.
(e)Incorporated by reference to “Independent Auditor” in the 2022 Proxy Statement.

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
We provide a range of credit products through programs we have established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which, in our business and in this report, we refer to as our “partners.” The terms of the programs all require cooperative efforts between us and our partners of varying natures and degrees to establish and operate the programs. Our use of the term “partners” to refer to these entities is not intended to, and does not, describe our legal relationship with them, imply that a legal partnership or other relationship exists between the parties or create any legal partnership or other relationship. Information with respect to partner “locations” in this report is given at December 31, 2021. “Open accounts” represents credit card or installment loan accounts that are not closed, blocked or more than 60 days delinquent.
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

OUR BUSINESS
Our Company
____________________________________________________________________________________________
We are a premier consumer financial services company delivering one of the industry's most complete, digitally-enabled product suites. Our experience, expertise and scale encompass a broad spectrum of industries, including digital, health and wellness, retail, home, auto, powersports, jewelry, pets and more. We have an established and diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” We connect our partners and consumers through our dynamic financial ecosystem and provide them with a diverse set of financing solutions and innovative digital capabilities to address their specific needs and deliver seamless, omnichannel experiences. We utilize a broad set of distribution channels, including mobile apps and websites, as well as online marketplaces and business management solutions like Point-of-Sale platforms. Our offerings include private label, dual, co-brand and general purpose credit cards, as well as short- and long-term installment loans and consumer banking products. During 2021, we financed $165.9 billion of purchase volume, and at December 31, 2021, we had $80.7 billion of loan receivables and 72.4 million active accounts.
Our business benefits from longstanding and collaborative relationships with our partners, including some of the nation’s leading retailers and manufacturers with well-known consumer brands, such as Lowe’s and Sam's Club and also leading digital partners, such as Amazon and PayPal. We believe our business model has been successful because it aligns our interests with those of our partners and provides substantial value to both our partners and our customers. Our partners promote our credit products because they generate increased sales and strengthen customer loyalty. Our customers benefit from instant access to credit, discounts, or other benefits such as cash back rewards, and promotional offers. We seek to differentiate ourselves through our deep industry expertise, our long history of consumer lending, our innovative digital capabilities and our diverse product suite. We have omni-channel (in-store, online and mobile) technology and marketing capabilities, which allow us to offer and deliver our credit products instantly to customers across multiple channels. We continue to invest in, and develop, our digital assets to ensure our partners are well positioned for the rapidly evolving environment. We have been able to demonstrate our digital capabilities by providing solutions that meet the needs of our partners and customers, with approximately 55% of our consumer revolving applications in 2021 processed through a digital channel.
We conduct our operations through a single business segment. Profitability and expenses, including funding costs, credit losses and operating expenses, are managed for the business as a whole. Substantially all of our revenue activities are within the United States. In June 2021, we announced organizational changes aimed to further align the company’s activities with its partners and evolving consumer expectations, while leveraging our innovation, data, expertise and scale to deliver products and capabilities to market faster. As part of these changes, we established a Growth Organization that includes our marketing, data, analytics, customer experience and product development teams in one cohesive group and we also combined our Technology and Operations teams. For our sales activities, we now primarily manage our credit products through five sales platforms (Home & Auto, Digital, Diversified & Value, Health & Wellness and Lifestyle). Those platforms are organized by the types of partners we work with, and are measured on interest and fees on loans, loan receivables, active accounts and other sales metrics.
We offer our credit products primarily through our wholly-owned subsidiary, the Bank. In addition, through the Bank, we offer, directly to retail and commercial customers, a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”), including certificates of deposit, individual retirement accounts (“IRAs”), money market accounts and savings accounts. We also take deposits at the Bank through third-party securities brokerage firms that offer our FDIC-insured deposit products to their customers. We have significantly expanded our online direct banking operations in recent years and our deposit base serves as a source of stable and diversified low cost funding for our credit activities. At December 31, 2021, we had $62.3 billion in deposits, which represented 81% of our total funding sources.

Our Sales Platforms
____________________________________________________________________________________________
We offer our credit products through five sales platforms: Home & Auto, Digital, Diversified & Value, Health & Wellness and Lifestyle.
Set forth below is a summary of certain information relating to our sales platforms:
Home & Auto
Our Home & Auto sales platform provides comprehensive payments and financing solutions with integrated in-store and digital experiences through a broad network of partners and merchants providing home and automotive merchandise and services, as well as our Synchrony Car Care network and Synchrony HOME credit card offering. Home & Auto accounted for $4.2 billion, or 28%, of our total interest and fees on loans for the year ended December 31, 2021.
Home & Auto Partners
Our Home & Auto sales platform partners include a wide range of key retailers in the home improvement, furniture, bedding, appliance and electronics industry, such as Ashley HomeStores LTD, Lowe's, and Mattress Firm, as well as automotive merchandise and services, such as Chevron and Discount Tire. In addition, we also have program agreements with buying groups, manufacturers and industry associations, such as Nationwide Marketing Group and the Home Furnishings Association.
At December 31, 2021, the length of our relationship with each of our five largest partners was over 10 years, and in the case of Lowe's, 42 years.

2021 Partner Agreements:
New partnerships:	• Alarm.com	• Gardner White
• BoxDrop
Program extensions:	• Abt Electronics	• Furniture Fair
	• American Signature Furniture	• Mitchell Gold Co.
	• Ashley HomeStores LTD	• Phillips 66
	• CITGO	• Sam Levitz Furniture
	• City Furniture	• WG&R Furniture

Digital
Our Digital sales platform provides comprehensive payments and financing solutions with integrated digital experiences through partners and merchants who primarily engage with their consumers through digital channels. We enable our digital-first partners to deepen consumer engagement by embedding payments and financing solutions, compelling value and rewards, and personalized offers within seamless experiences and extending digital relationships into in-person commerce. In addition to our partner products, we also offer a Synchrony-branded general purpose credit card. Digital accounted for $3.8 billion, or 25%, of our total interest and fees on loans for the year ended December 31, 2021.
Digital Partners
Our Digital sales platform includes key partners delivering digital payment solutions, such as PayPal, including our Venmo program, online marketplaces, such as Amazon and eBay, and digital-first brands and merchants, such as Verizon, the Qurate brands, and Fanatics.
The Digital sales platform has strong alignment with its partners through partnerships that span decades, as well as through our more recent programs with Verizon and Venmo. At December 31, 2021, the length of our relationship with each of our four largest partners was over 10 years, and in the case of PayPal, 17 years. The Digital sales platform has highly engaged customers and can continue to drive penetration and everyday use by expanding products, channels, and deeper user experience integrations.

2021 Partner Agreements:
Program extensions:	• ShopHQ
In addition, we also expanded our strategic relationship with PayPal in 2021 and entered into an affinity deposit arrangement with PayPal in which the Bank will be offering PayPal-branded savings accounts through PayPal’s mobile application and website.
Diversified & Value
Our Diversified & Value sales platform provides comprehensive payments and financing solutions with integrated in-store and digital experiences through large retail partners who deliver everyday value to consumers shopping for daily needs or important life moments. Diversified & Value accounted for $3.1 billion, or 20%, of our total interest and fees on loans for the year ended December 31, 2021.
Diversified & Value Partners
Our Diversified & Value sales platform is comprised of five large retail partners: Belk, Fleet Farm, JCPenney, Sam's Club and TJX Companies, Inc. Through strong partner alignment, competitive value propositions, and embedding our products in the digital experience, we can continue to drive penetration and everyday use.
At December 31, 2021, the length of our relationship with each of these five partners was over 10 years, and in the case of Sam’s Club, 28 years.

2021 Partner Agreements:
Program extensions:	• TJX Companies

Health & Wellness
Our Health & Wellness sales platform provides comprehensive healthcare payments and financing solutions, through a network of providers and health systems, for those seeking health and wellness care for themselves, their families and their pets, and includes key brands such as CareCredit, Pets Best as well as partners such as Walgreens. Health & Wellness accounted for $2.3 billion, or 15%, of our total interest and fees on loans for the year ended December 31, 2021.
We offer customers a CareCredit-branded private label credit card that may be used across our network of CareCredit providers and our CareCredit Dual Card offering, access to installment loans in select providers, our Walgreens private label and dual card, along with complementary products such as Pets Best pet insurance.
Health & Wellness Partners
The vast majority of our partners are individual and small groups of independent healthcare providers, which includes networks of healthcare practitioners that provide elective and other procedures that generally are not fully covered by insurance. The remainder are primarily national and regional healthcare providers, such as Aspen Dental and Mars Petcare and health-focused retailers, such as Rite Aid and Walgreens. In addition, we also have over 150 relationships with professional and other associations (including the American Dental Association and the American Veterinary Medical Association), manufacturers and buying groups, which endorse and promote our credit products to their members.

At December 31, 2021, we had a network of Health & Wellness providers and health-focused retailers that collectively have over 258,000 locations. Excluding our program agreement with Walgreens, no single Health & Wellness partner accounted for more than 0.2% of our total interest and fees on loans for the year ended December 31, 2021. Dental providers accounted for 56% of Health & Wellness interest and fees on loans for the year ended December 31, 2021.
During 2021 over 195,000 locations either processed a CareCredit application or made a sale on a CareCredit credit card and our CareCredit provider locator averaged over 1.5 million searches per month during the year ended December 31, 2021.

2021 Partner Agreements:
New partnerships:	• Emory Healthcare	• Southern Veterinary Partners
	• Mercy Health	• Sycle
	• Ochsner Health	• Thrive Pet Healthcare
• Prime Health
Extensions:	• Heartland Dental	• Rite Aid
• LCA Vision
During the year ended December 31, 2021 we also launched our new program agreement with Walgreens to become the issuer of the first co-branded credit card program for a national health retailer in the United States. Additionally, we acquired Allegro Credit to complement our product capabilities and increase our presence in the audiology market and also made our CareCredit patient financing app available in the Epic App Orchard, further expanding the availability of CareCredit to healthcare organizations using Epic.
Lifestyle
Lifestyle provides comprehensive payments and financing solutions with integrated in-store and digital experiences through partners and merchants who offer merchandise in power sports, outdoor power equipment, and other industries such as sporting goods, apparel, jewelry and music. We create customized credit programs for national and regional retailers, manufacturers, and industry associations. Credit extended in this platform, other than our apparel and sporting goods retail partners, is primarily promotional financing. With our large retail partners, we continue to drive penetration and everyday use through strong partner alignment, competitive value propositions, and embedding our products in the digital experience. Lifestyle accounted for $744 million, or 5%, of our total interest and fees on loans for the year ended December 31, 2021.

Lifestyle Partners
Our Lifestyle sales platform partners includes a wide range of key retailers in the apparel, specialty retail, outdoor, music and luxury industry, such as American Eagle, Dick's Sporting Goods, Guitar Center, Polaris and Pandora.
At December 31, 2021, the length of our relationship with each of our five largest partners was over 5 years, and in the case of American Eagle, 25 years.

2021 Partner Agreements:
New partnerships:	• Family Farm & Home	• JCB
Program extensions:	• American Eagle	• Sutherlands
	• Daniels	• Tacony Corporation
	• Husqvarna	• The Container Store
	• Ricoma	• Vanderhall Motor Works
Corp, Other
Corp, Other includes activity and balances related to certain program agreements with retail partners and merchants that will not be renewed beyond their current expiration date and certain programs that were previously terminated, which are not managed within the five sales platforms discussed above, and primarily includes amounts associated with our program agreements with Gap Inc. and BP which are scheduled to expire in the second quarter of 2022. Corp, Other also includes amounts related to changes in the fair value of equity investments and realized gains or losses associated with the sale of investments.
Our Partner Agreements
____________________________________________________________________________________________
Revenue
Our revenue we earn from our agreements with our partners primarily consists of interest and fees on our loan receivables, and in our program agreements that contain promotional financing, includes “merchant discounts,” which are fees paid to us by our partners in almost all cases to compensate us for all or part of the foregone interest income associated with promotional financing. We offer promotional financing across all five of our sales platforms.
The types of promotional financing we offer includes deferred interest (interest accrues during a promotional period and becomes payable if the full purchase amount is not paid off during the promotional period), no interest (no interest on a promotional purchase) and reduced interest (interest is assessed monthly at a promotional interest rate during the promotional period). As a result, during the promotional period we do not generate interest income or generate it at a lower rate, although we continue to generate fee income relating to late fees on required minimum payments. For these promotional financing offerings, we generally partner with sellers of “big-ticket” products or services or large basket transactions (generally priced from $500 to $25,000+) to consumers where our financing products and industry expertise provide strong incremental value to our partners and their customers. In addition to our revolving product we also offer secured installment loans for the big ticket items primarily in our Outdoor and Powersport industries. We also promote our programs to sellers through direct marketing activities such as industry trade publications, trade shows and sales efforts by dedicated internal and external sales teams, leveraging our existing partner network or through endorsements through manufacturers and industry associations. Our broad array of point-of-sale technologies and quick enrollment process allow us to quickly and effectively integrate new partners.
Our five largest programs based upon interest and fees on loans for the year ended December 31, 2021, excluding the Gap Inc. program, were Amazon, JCPenney, Lowe’s, PayPal and Sam’s Club. These programs accounted in aggregate for 50% of our total interest and fees on loans for the year ended December 31, 2021, and 51% of loan receivables at December 31, 2021. Our programs with Lowe's and PayPal, which includes our Venmo program, each accounted for more than 10% of our total interest and fees on loans for the year ended December 31, 2021. The length of our relationship with each of our five largest partners is over 14 years, and in the case of Lowe's, 42 years. The current expiration dates for these agreements range from 2026 through 2030.

In August 2021, we entered into an agreement to sell loan receivables associated with our program agreement with Gap Inc. We expect to recognize a gain on sale of the portfolio, which, subject to customary closing conditions, is expected to be completed in the second quarter of 2022.
Other income related to our program agreements primarily consists of interchange fees earned when our Dual Card or general purpose co-branded cards are used outside of our partners’ sales channels and fees paid to us by customers who purchase our debt cancellation products, less costs incurred related to partner loyalty program. In our Health & Wellness sales platform, Other income also includes commission fees earned by Pets Best.
Program Agreements
Our private label credit cards, Dual Cards and co-branded credit card programs for our retail and digital partners are typically governed by program agreements that are each negotiated separately with our partners. Although the terms of the agreements are partner-specific, and may be amended from time to time, under a typical program agreement, our partner agrees to support and promote the program to its customers, but we control credit criteria and issue products to customers who qualify under those criteria. We own the underlying accounts and all loan receivables generated under the program from the time of origination. Other key provisions in our program agreements include:
Term
Our program agreements typically have contract terms ranging from approximately three to ten years. Many program agreements have renewal clauses that provide for automatic renewal for one or more years until terminated by us or our partner. We typically seek to renew the program agreements well in advance of their termination dates. Some program agreements are subject to termination prior to the scheduled termination date by us or our partner for various reasons. See Termination below for additional information.
Exclusivity
Our program agreements are typically exclusive for the products we offer and limit our partners’ ability to originate or promote other private label or co-branded credit cards during the term of the agreement. The terms of our program agreements with national and regional retailers and manufacturers are typically similar to the terms of our program agreements in that we are the exclusive provider of financing for the products we offer, or in the case of some of our programs, may allow to have several primary lenders. Some program agreements, however, allow the merchant to use a second source lender after an application has been submitted to us and declined.
Retailer Share Arrangements
Most of our program agreements with large retail and certain other partners contain retailer share arrangements that provide for payments to our partner if the economic performance of the program exceeds a contractually-defined threshold. Economic performance for the purposes of these arrangements is typically measured based on agreed upon program revenues (including interest income and certain other income) less agreed upon program expenses (including interest expense, provision for credit losses, retailer payments and operating expenses). We may also provide other economic benefits to our partners such as royalties on purchase volume or payments for new accounts, in some cases instead of retailer share arrangements (for example, on our co-branded credit cards). All of these arrangements align our interests and provide an additional incentive to our partners to promote our credit products.
Certain program agreements set forth the program’s economic terms, including the merchant discount applicable to each promotional finance offering. We typically do not pay fees to these partners pursuant to any retailer share arrangements, but in some cases we pay a sign-up fee to a partner or provide volume-based rebates on the merchant discount paid by the partner.

Other Economic Terms
In addition to the retailer share arrangements, the program agreements typically provide that the parties will develop a marketing plan to support the program, and they set the terms by which a joint marketing budget is funded, the basic terms of the rewards program linked to the use of our product (such as opportunities to receive double rewards points for purchases made on a product), and the allocation of costs related to the rewards program.
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
Buying Groups, Manufacturers and Industry Associations
The programs we have established with buying groups, manufacturers and industry associations, such as the Home Furnishings Association, Jewelers of America, Kawasaki, Polaris and Nationwide Marketing Group, are governed by program agreements under which we make our credit products available to their respective members or dealers. Under the terms of the program agreements, manufacturers and industry associations generally agree to support and promote the respective programs. These arrangements may include sign-up fees and volume-based incentives paid by us to the groups and their members but these agreements generally do not require the members or dealers to offer our products to their customers. Under the terms of the program agreements, buying groups, manufacturers and industry associations generally agree to support and promote the respective programs.
Synchrony-Branded Networks
Our Synchrony-branded networks are focused on specific industries, where we create either company-branded or company and partner-branded private label credit cards that are usable across all participating locations within the industry-specific network. For example, our Synchrony Car Care network, comprised of merchants selling automotive parts, repair services and tires, covers over 1,000,000 locations across the United States, and cards issued may be dual branded with Synchrony Car Care and partners such as Chevron, Citgo, Napa, P66, Pep Boys or Summit Racing. Under the terms of these networks, we establish merchant discounts applicable to each financing offer. In addition, we also earn interchange fees through credit card transactions outside of the program network. The Synchrony Car Care network allows for expanded use outside of the program network at certain related merchants, such as gas stations. Similarly, the Synchrony HOME credit card is accepted at hundreds of thousands of home-related retail locations nationwide, including both partner locations and retailers outside of our program network. See Healthcare Provider Agreements for a discussion of our CareCredit branded network.
Dealer Agreements
For the programs we have established with manufacturers, buying groups, industry associations, industry specific programs and Synchrony-branded networks described above, we enter into individual agreements with the merchants and dealers that offer our credit products under these programs. These agreements generally are not exclusive and some parties who offer our financing products also offer financing from our competitors. Our agreements generally continue until terminated by either party, with termination typically available to either party at will upon 15 days’ written notice. Our dealer agreements set forth the economic terms associated with the program, including the fees charged to dealers to offer promotional financing, and in some cases, allow us to periodically change the fees we charge.

Healthcare Provider Agreements
We enter into provider agreements with individual healthcare providers who become part of our CareCredit network. These provider agreements are not exclusive and typically may be terminated at will upon 15 days’ notice. Multi-year agreements are in place for larger multi-location relationships across all markets. There are typically no retailer share arrangements with individual healthcare providers, national and regional healthcare providers and health-focused retailers in Health & Wellness.
We screen potential healthcare providers using a variety of criteria, including whether the potential provider specializes in one of our approved specialties, carries the appropriate licensing and certifications, and meets our underwriting criteria. We also screen potential partners for reputational issues. We work with professional and other associations, manufacturers, buying groups, industry associations and healthcare consultants to educate their constituents about the products and services we offer. We also approach individual healthcare service providers through direct mail, advertising, and at trade shows.
We believe our ability to attract new partners is aided by our CareCredit customer satisfaction rate, which our research in 2021 showed is 89%.
Our Customers
____________________________________________________________________________________________
Acquiring and Marketing to Our Customers
We work directly with our partners and providers to seamlessly integrate our product offerings through their distribution networks, communication channels and customer interactions to market to their existing and potential customers. We believe our presence at partners’ points of sale (both physical (in-store) and digital (online and mobile)), enables incremental purchases at our partners and providers, giving them greater conversion rates and higher overall sales. This dynamic also enables us to acquire new customer accounts at a discount compared to the traditional methods of acquiring new credit card customers.
To acquire new customers, we collaborate and deeply integrate with our partners and providers leveraging our marketing expertise to create programs promoting our products to creditworthy customers. Frequently, our partners and providers market the availability of credit as part of the advertising for their goods and services. Our marketing programs include marketing offers (e.g., 10% off the customer’s first purchase) and consumer communications delivered through a variety of channels, including in-store signage, online advertising, retailer website placement, associate communication, emails, text messages, direct mail campaigns, advertising circulars, and outside marketing via television, radio, print, digital marketing (search engine optimization, paid search and personalization), and product education. We also employ our proprietary Quickscreen acquisition method to make targeted pre-approved credit offers at the point-of-sale. Our Quickscreen technology allows us to process customer information obtained from our partners through our risk models such that when these customers seek to make payment for goods and services at our partners' points-of-sale, we can offer them credit instantly, if appropriate. Based on our experience, due to the personalized and immediate nature of the offer, Quickscreen significantly outperforms traditional direct-to-consumer channels, such as direct mail or email, in response rate and dollar spending.
Our marketing teams have expertise and experience in media strategy and planning and understand the best opportunities to reach and engage consumers, driving qualified traffic to apply efficiently, and enabling reach, new customer, and sales conversions. These capabilities also help to drive acquisitions, product usage and value proposition reinforcement.
After a customer obtains one of our products, our marketing programs encourage ongoing card usage by communicating the benefits of our products’ value propositions or deepening the relationship with the customer. Examples of such programs include promotional financing offers, cardholder events, product and partner discounts, product upgrades, dollar-off certificates, account holder sales, reward points and offers, new product announcements and previews, and other specific partner value offerings. These programs are executed through our partners’ and our own (direct to consumer) distribution channels. These activities targeted to existing customers have yielded high levels of re-use of our credit products. For example, during the year ended December 31, 2021, 58% of purchase volume across our CareCredit network, resulted from repeat use at one or more providers.

Loyalty Programs
We operate loyalty programs designed to generate incremental purchase volume per customer, while reinforcing the value of the card to the customer and strengthening customer loyalty. Many of the credit rewards loyalty programs we manage provide rewards points, which are redeemable for a variety of products or awards, or merchandise discounts earned by achieving a pre-set spending level on their private label credit card, Dual Card or general purpose co-branded credit card. Other programs include statement credit or cash back rewards. The rewards can be mailed to the cardholder, accessed digitally or may be immediately redeemable at the partner’s store. We continue to support and integrate into our partners’ loyalty programs which are offered to customers who utilize non-credit payment types such as cash, debit or check. These multi-tender loyalty programs allow our partners to market to an expanded customer base and allow us access to additional prospective cardholders.
Commercial Customers
In addition to our efforts to acquire consumer cardholders, we continue to focus on acquiring small to mid-sized commercial customers. We offer these customers private label credit cards and Dual Cards that are similar to our consumer offerings and our approach to acquiring these customers is consistent with our consumer strategies. We are also continuing to focus on marketing our commercial pay-in-full accounts receivable product that supports a wide range of business customers.
Our Credit Products
____________________________________________________________________________________________
Through our sales platforms, we offer three principal types of credit products: credit cards, commercial credit products and consumer installment loans. We also offer a debt cancellation product.
The following table sets forth each credit product by type and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at December 31, 2021.

		Promotional Offer
Credit Product	Standard Terms Only	Deferred Interest	Other Promotional	Total
Credit cards	58.1%	20.7%	16.1%	94.9%
Commercial credit products	1.7	—	—	1.7
Consumer installment loans	0.1	0.1	3.2	3.4
Other	—	—	—	—
Total	59.9%	20.8%	19.3%	100.0%

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

Credit under a private label credit card typically is extended either on standard terms only, which means accounts are assessed periodic interest charges using an agreed non-promotional fixed and/or variable interest rate, or pursuant to a promotional financing offer, involving deferred interest, no interest or reduced interest during a set promotional period. Promotional periods typically range between six and 60 months, but we may agree to longer terms with the partner. In almost all cases, we receive a merchant discount from our partners to compensate us for all or part of the foregone interest income associated with promotional financing. The terms of these promotions vary by partner, but generally the longer the deferred interest, reduced interest or interest-free period, the greater the partner’s merchant discount. Some offers permit customers to pay for a purchase in equal monthly payments with no interest or at a reduced interest rate, rather than deferring or delaying interest charges. For our deferred interest products, approximately 80% of customer transactions are typically paid off before interest is assessed. In Health & Wellness, standard rate financing generally applies to charges under $200.
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
We hold two U.S. patents relating to the process by which our Dual Cards function as a private label credit card when used to make purchases from our partners and function as a general purpose credit card when used on the systems of other credit card associations.
We also offer general purpose co-branded credit cards that do not function as private label credit cards, as well as, a Synchrony-branded general purpose credit card.
Credit extended under our Dual Cards and general purpose co-branded credit cards typically is extended on standard terms only. Dual Cards and general purpose co-branded credit cards are offered across all of our sales platforms. At December 31, 2021, we offered either Dual Cards or general purpose co-branded credit cards through 21 credit partners, of which the majority are Dual Cards, as well as our CareCredit Dual Card. We intend to continue to increase the number of partner programs that offer Dual Cards or general purpose co-branded credit cards and seek to increase the portion of our loan receivables attributable to these products. Consumer Dual Cards and Co-branded cards totaled 25% of our total loan receivables portfolio, including held for sale at December 31, 2021.
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
Installment Loans
We originate installment loans to consumers (and a limited number of commercial customers) in the United States, primarily in the power products market (motorcycles, ATVs and lawn and garden), as well as through our various SetPay installment products (such as our SetPay Pay in 4 product for short-term loans). Installment loans are closed-end credit accounts where the customer pays down the outstanding balance in installments. The terms of our installment loans are governed by customer agreements and applicable laws and regulations.
Installment loans are generally assessed periodic finance charges using fixed interest rates. In addition to periodic finance charges, we may impose other charges and fees on loan accounts, including late fees where a customer has not made the required payment by the required due date and returned payment fees.
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

Growth Organization
____________________________________________________________________________________________
On June 1, 2021 we made organizational changes aimed to further align the company’s resources with its partners and evolving consumer expectations, while leveraging its innovation, data, expertise, and scale to deliver products and capabilities to market faster. We believe these changes will help Synchrony drive continued growth, execute its strategy more quickly and deliver the right capabilities to partners and consumers through one of the industry’s most complete, digitally enabled consumer financing and payments product suite.
Our Growth organization brings together Synchrony’s marketing, data analytics, customer experience, product development, and incubation teams into one cohesive group. The Growth organization works to bring data-driven, consumer-focused offerings to market across partner portfolios, with a focus on seamless customer experiences. This team elevates Synchrony’s focus on digital products and capabilities, while driving commercialization strategies to proactively deliver for the company’s partners and consumers.
Products
Our Products team is focused on the development and delivery of new products and capabilities to enhance consumers' shopping journey and to anticipate the evolving needs of consumers and retailers. We work to ensure our products continuously meet the changing needs of our customers, partners and the competitive marketplace, while providing scalability of products across our sales platforms and partners.
The Product organization includes:
•An innovation team accountable for ideating and delivering scalable product and capability innovations that will produce a competitive advantage in the marketplace and provide opportunities for growth.
•Products and capability management to oversee the product lifecycle and prioritize ongoing enhancements to our suite of products and capabilities.
•Implementation of a product lifecycle approach to product management to ensure the most relevant products continue to be developed and prioritized.
In 2021 we also focused on expanding our product suite with our SetPay and SetPay Pay in 4 installment products. Our SetPay product for 3-84 month installment loans was enhanced with an entirely reimagined online servicing experience and are now building the ability for customers to access their revolving accounts and installment loans all in one place. We have also launched our SetPay Pay in 4 product for short-term loans, introducing an entirely digital experience that leverages all of our previous investments in our digital apply ("dApply") platform, as well as our investments in our credit underwriting platform.
Performance Marketing
The performance marketing organization brings expertise in media strategy and planning, channel innovation and execution, as well as in earned, paid and owned media. We work with our partners to understand the best opportunities to reach and engage consumers who are more likely to apply and use our financial products.
We are also well positioned to maximize our unique access to data and customer touchpoints to identify the strongest audiences for credit acquisition and utilization, and to analyze behaviors driving insights that fuel creative content and contextually relevant placements with platforms and publishers.
Recognizing organic search, content development, and personalized marketing are critical to online marketing strategy, we have built a team of experts who focus on working on our digital properties. We create a complete digital media strategy, using all channels to effectively drive qualified traffic and to bring prospects back to the site efficiently to apply. This team also offers support for our clients and partners to help drive increase in site usability, enhance brand awareness, and increase lead generation and sales conversions.

Digital and Mobile Capabilities
We remain focused on investing in our digital and mobile capabilities, bringing to market new features, channels and experiences for our customers and enhancing our existing digital design and user experience. Our approach continues to be focused on creating an exceptional digital experience through all aspects of the customer's journey, whether in-store or online. In 2021, our investments focused on continuing to launch new digital features to enhance the customer experience, expanding our product suite to offer more choice to our customers, and developing new distribution channels to make it easier for our partners and customers to leverage our capabilities. In 2021, digital applications represented approximately 55% of our consumer revolving applications received, demonstrating the continued shift in consumer trends towards digital experiences.
In 2021 we launched our new cardholder notifications and alerts platform across many of our largest portfolios. This new platform offers customers a broad suite of account notifications across every aspect of the credit lifecycle, from notifications that a new card has shipped to instant transaction alerts, all enhanced with enriched merchant data. In addition to text and email alerts, we are able to deliver these notifications and alerts directly within our partner’s iOS and Android apps by leveraging our patented SyPI platform, continuing to enhance the customer’s experience within our partner’s brands.
With the launch of the myWalgreens Credit Card program, we again displayed our focus on creating an exceptional digital experience by bringing together many of our newest digital capabilities. From leveraging our Direct to Device APIs and our new prequalification capability to bring a seamless digital apply experience at the point of sale, to deploying the capability to instantly load tokenized virtual cards to the customer’s Walgreen’s profile. In addition, our investments in contactless capabilities have continued to expand with the rollout of our digital card and activation via QR code. Leveraging our SyPI platform, we are now able to allow customers to provision their account to wallets such as Apple Pay directly from the Walgreens and other client apps. Taken together, these investments help create a holistic and seamless digital experience for the customer.
In addition, we have continued to introduce new distribution channels to make it easy for our partners to leverage our products, such as our app integrations with Epic App Orchard to enable health care providers to offer our CareCredit product, and our partnership with Fiserv to enable Synchrony products and capabilities via the Clover App Market. These digital capabilities offer a range of choices to our partners both in the products available to offer to customers, and in the flexibility of easy integration options.
Data Analytics
As our products, partnerships, and networks come together, the ultimate benefit is the ability to align the customers’ and Synchrony’s needs across our over 70 million active accounts. Through each step of the customer journey – even before acquisition – our customers expect personalized products, experiences, messaging, and service. These are all enabled through continuous comprehensive data analytics. Synchrony gathers thousands of customer data points curated through customer interactions with Synchrony, our partners, and third-party data providers. Through the combination of effective data management, curation of data products for internal use, performance tracking and measurement, and development of decision signals leveraging machine learning algorithms and other data science methods, our over 200 business analysts and data scientists support decision making throughout the business.
Our analytics teams help us expand and optimize customer relationships through the building of targeting tools and the deployment of detailed test-and-learn tracking of omni-channel marketing campaigns. This closed loop learning process uses a set of analytics tools and machine learning algorithms to read and react to the customer’s response to these treatments. This learning can be applied to decisions around ad placements, creatives, visuals, messaging, and offers to relevant customer segments. This example is repeated thousands of times a month across digital and non-digital use cases to constantly maximize campaign response, customer acquisition, customer share of wallet, and program profitability.
In addition, our understanding of our Dual Card and general purpose co-branded credit card programs are further enhanced by the collection and analysis of data on customers' spending patterns (merchant category code, online spend, etc.) at other retailers. These additional data help drive incremental volume for our programs while maximizing return on investment.

Consumer Banking
__________________________________________________________________________________________
Through the Bank, we offer our customers a range of FDIC-insured deposit products. The Bank also takes brokered deposits through third-party securities brokerage firms that offer our FDIC-insured deposit products to their customers. At December 31, 2021, we had $62.3 billion in deposits, $50.1 billion of which were direct deposits and $12.2 billion of which were brokered deposits. At December 31, 2021, deposits represented 81% of our total funding sources. During 2021, retail deposits were received from approximately 450,000 customers that had a total of approximately 800,000 accounts. Retail customers accounted for substantially all of our direct deposits at December 31, 2021. The Bank had a 82% retention rate on certificates of deposit balances up for renewal for the year ended December 31, 2021. FDIC insurance is provided for our deposit products up to applicable limits.
We have expanded our online direct banking operations in recent years and our deposit base serves as a source of stable and diversified low-cost funding for our credit activities. Our online platform is highly scalable allowing us to expand without having to rely on a traditional “brick and mortar” branch network. We continue to focus on growing our direct banking operations and believe we are well-positioned to continue to benefit from the consumer-driven shift from branch banking to direct banking. According to the 2021 American Bankers Association survey, approximately 80% of customers primarily use direct channels (internet, mail, phone and mobile) to manage their bank accounts.

During 2021 we continued to make investments in our servicing and digital platforms to expand features available for self-service and improve the user experience including allowing digital applications for the Synchrony Mastercard product. In addition, the Bank entered into an affinity deposit arrangement with PayPal in which the Bank will be offering PayPal-branded savings accounts through PayPal’s mobile application and website.
Our deposit products include certificates of deposit, IRAs, money market accounts and savings accounts. We market our deposit products through multiple channels including digital and print. Customers can apply for, fund, and service their deposit accounts online, mobile or via phone. We have dedicated banking representatives within our call centers to service deposit accounts. Fiserv, Inc. (“Fiserv”) provides the core banking platform for our online retail deposits including a customer-facing account opening and servicing platform.
To attract new deposits and retain existing ones, we intend to introduce new deposit products, enhancements to our existing products, and deliver new capabilities. This may include the introduction of checking accounts, overdraft protection lines of credit, bill payment and person-to-person payment features, affinity relationships, and Synchrony-branded debit cards. Our focus on deposit-taking and related branding efforts will also enable us to offer other branded direct-banking products more efficiently in the future.
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
Credit Risk Management
____________________________________________________________________________________________
Credit risk management is a critical component of our management and growth strategy. Credit risk refers to the risk of loss arising from customer default when customers are unable or unwilling to meet their financial obligations to us. Our credit risk arising from credit products is generally highly diversified across approximately 136 million open accounts at December 31, 2021, without significant individual exposures. We manage credit risk primarily according to customer segments and product types.
We have developed proprietary credit tools which we call Synchrony PRISM. Through Synchrony PRISM we leverage a broad spectrum of data to yield powerful, proprietary insights to enable a more holistic view of our applications and customers.

Customer Account Acquisition
We have developed programs to promote credit with each of our partners and apply a consistent underwriting approach using our Synchrony PRISM tools that have varying results across our client portfolios based on underlying credit characteristics. We originate credit accounts through several different channels, including in-store, mail, internet, mobile, telephone and pre-approved solicitations. In addition, we have, and may in the future, acquire accounts that were originated by third parties in connection with establishing programs with new partners.
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
We also apply additional application screens based on various inputs, including credit bureau information, alternative data, our previous experience with the customer and information provided by our partner, to help identify additional factors, such as potential fraud and prior bankruptcies, before qualifying the application for approval. We compare applicants’ names against the Specially Designated Nationals list maintained by the Office of Foreign Assets Control of the U.S. Department of the Treasury (“OFAC”), as well as screens that account for adherence to USA PATRIOT Act of 2001 (the “Patriot Act”) and Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) requirements, including ability to pay requirements for our revolving products.
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
Collections and Recovery
All monthly billing statements of accounts with past due amounts include a request for payment of these amounts. Collections personnel generally initiate contact with customers within 30 days after any portion of their balance becomes past due. The nature and the timing of the initial contact, typically a personal call, email, text message or letter, are determined by a review of the customer’s prior account activity and payment habits.
We re-evaluate our collection and recovery efforts and consider the implementation of other techniques, including internal collection activities, use of external vendors and the sale of debt to third-party buyers, as a customer becomes increasingly delinquent. We limit our exposure to delinquencies through controls within the transaction authorization processes, the imposition of credit limits and criteria-based account suspension and revocation processes. In certain situations, we may enter into arrangements to extend or otherwise change payment schedules, decrease interest rates and/or waive fees to aid customers experiencing financial difficulties in their efforts to become current on their obligations to us.
Customer Service
____________________________________________________________________________________________
Customer service is an important feature of our relationship with our partners. Our customers can contact us via phone, mail, email, eService and eChat. During the year ended December 31, 2021, we handled over 281 million inquiries. For certain programs, credit products and our deposit business, we assign dedicated toll-free customer service phone numbers. For other programs, customers access customer service through one general purpose toll-free customer service phone number.
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

Production Services
____________________________________________________________________________________________
Our production services organization oversees a number of services, including:
•payment processing (more than 600 million paper and electronic payments in 2021);
•embossing and mailing credit cards (more than 45 million cards in 2021);
•printing and mailing and eService delivery of credit card statements (more than 700 million paper and electronic statements in 2021); and
•other letters mailed or sent electronically (more than 95 million in 2021).
We utilize third-party providers for certain production services. Credit card statement printing, card embossing, letter production and mailing services for U.S. customers are provided through outsourced services with Fiserv. Fiserv also produces our statements and other mailings for deposit customers. We also utilize a third-party provider for our paper payment processing services. While these services are outsourced, we monitor and maintain oversight of these other activities.
Card production embossing, statement printing and mailing services related to cards issued to customers in Canada are outsourced to Canadian suppliers.
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
Data Security
The protection and security of financial and personal information of consumers is one of our highest priorities. We have implemented a comprehensive information security program that includes administrative, technical and physical safeguards that we believe provide an appropriate level of protection to maintain the confidentiality, integrity, and availability of our Company's and our customers’ information. This includes protecting against any known or evolving threats to the security or integrity of customer records and information, and against unauthorized access to or use of customer records or information.

Our information security program is continuously adapting to an evolving landscape of emerging threats and available technology. Through data gathering and evaluation of emerging threats from internal and external incidents and technology investments, security controls are adjusted on a continuous basis. We work directly with our partners on an ongoing basis by sharing cyber intelligence and facilitating awareness and communications of events outside of the Company.
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
In addition, we identify risks that may threaten customer information and utilize both internal and external resources to perform a variety of vulnerability and penetration testing on the platforms, systems and applications used to provide our products and services. We employ backup and disaster recovery procedures for all the systems that are used for storing, processing and transferring customer information, and we periodically test and validate our disaster recovery plans to validate our resilience capabilities. Further, we regularly utilize independent assessors to evaluate the appropriateness of our overall program. We are compliant with the Payment Card Industry (PCI) Data Security Standard (DSS) and Gramm-Leach-Bliley Act (GLBA).
We have a program to comply with applicable privacy, information security, and data protection requirements imposed by federal, state, and foreign laws. However, if we experience a significant cybersecurity incident or our regulators deemed our information security controls to be inadequate, we could be subject to supervisory criticism or penalties, and/or suffer reputational harm.
See also “Risk Factors Relating to Our Business—Cyber-attacks or other security breaches could have a material adverse effect on our business.”
Intellectual Property
____________________________________________________________________________________________
We use a variety of methods, such as trademarks, patents, copyrights and trade secrets, to protect our intellectual property, including our brand, “Synchrony.” We also place appropriate restrictions on our proprietary information to control access and prevent unauthorized disclosures. Our brands are important assets, and we take steps to protect the value of these assets and our reputation.
Human Capital
____________________________________________________________________________________________
At Synchrony, people power our business, and our success depends, in large part, on our ability to recruit, develop, motivate and retain employees with the skills to execute our long-term strategy. In 2021, we significantly revised our approach to human capital management in response to the COVID-19 pandemic. We transformed how we work, how we support our people and how we connect and engage, with a focus on being nimble and agile. We have also changed our overall approach to getting work done by adopting a “hub” model that will enable employees across job roles and levels to work from home when they want (or full-time) and visit a hub — e.g. a co-working space, Synchrony office, university space or other gathering spots — when they need to meet face-to-face. Once the pandemic is over, physical hubs will be used as cultural and innovation centers by hosting events, collaboration days, town halls, agile sprints, networking and other important business activities, allowing us to retain the human, personal connection of a traditional workplace while providing employees greater flexibility.

At Synchrony, we are so proud of the many new benefits and programs that we have created for our employees. But we believe we are never done. It is why we will continue to listen to our employees and adapt to their needs. Through ongoing, multichannel communications such as all-employee town halls where questions are submitted to our CEO and other senior leaders or through more targeted pulse surveys of our employee base, their feedback is included in our decision-making process. Once a year, Synchrony partners with Great Place to Work® to conduct our annual employee engagement survey. The results help us better understand what our employees think we’re doing right and identify areas for positive change. 89% of Synchrony employee participated in our employee engagement survey globally and 93% of the participants responded, “Taking all things into account, I would say this is a great place to work”. 93% of participants also told us the new way of working is providing the flexibility they need.
At December 31, 2021 we had over 18,000 full-time employees. Our global workforce increased compared to the prior year as we have begun to emerge from the COVID-19 pandemic. At December 31, 2021, our global workforce was 59.4% female, 40.5% male and 0.1% that did not list gender. In the United States, ethnicity of our workforce was 53.2% White, 19.6% Black, 15.6% Hispanic, 6.8% Asian, 3.4% two or more races, 0.6% Native American, 0.1% Native Hawaiian or Pacific Islander and 0.7% that did not list ethnicity.
At Synchrony, diversity and inclusion are core to our corporate culture. We have over 10,000 employees participating in at least one of our eight Diversity Networks. In 2021, we embraced our responsibility to further integrate diversity and inclusion into our long-term business strategy. To drive progress over the long term, we treat diversity and inclusion as important business priorities, with (i) new board-approved governance rules, imperatives, and accountability mechanisms to measure results and (ii) a revised annual incentive program for 2021 that incorporated diversity factors when determining payouts. We also created a senior-level committee led by our President and Chief Executive Officer, Chief Diversity Officer, and others, charged with developing an enterprise-wide strategy, setting measurable goals, and providing progress reports to our board and employees across all areas of the business. We used data analytics to identify gaps in our hiring and promotion processes. As a result, we are putting more focus on the hiring, development, and progression of underrepresented minorities, with an emphasis on Black and Hispanic talent. Among other actions, we have tied leaders’ performance metrics to diversity factors, provided for diverse candidate slates for senior roles, and launched a new leadership development program designed to advance diverse employees.
At Synchrony, we are focused on supporting and responding to employees' needs. In 2021, we raised the minimum wage to $20 per hour for all hourly employees in the U.S. and Puerto Rico and conduct a regular market pay analysis. We continued providing total wellness benefits for all employees including generous time off and leave programs, diverse well-being coaches, financial counselors and fitness reimbursements. In 2020 and through 2021, we extended our emergency backup childcare benefits for up to 60 days (increased from 10 days). This includes enhanced childcare reimbursement where employees can use any caregiver.
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

Competition
____________________________________________________________________________________________
Our industry continues to be highly competitive. We compete for relationships with partners in connection with retaining existing or establishing new consumer credit programs. Our primary competitors for partners include major financial institutions such as Alliance Data Systems, American Express, Capital One, JPMorgan Chase, Citibank, TD Bank and Wells Fargo, and to a lesser extent, financial technology companies and potential partners’ own in-house financing capabilities. We compete for partners on the basis of a number of factors, including program financial and other terms, underwriting capabilities, marketing expertise, service levels, product and service offerings (including incentive and loyalty programs), technological capabilities and integration, brand and reputation. In addition, some of our competitors for partners have a business model that allows for their partners to manage underwriting (e.g., new account approval), customer service and collections, and other core banking responsibilities that we retain.
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
In our retail deposits business, we have acquisition and servicing capabilities similar to other direct-banking competitors. We compete for deposits with traditional banks, and in seeking to grow our direct-banking business, we compete with other banks that have direct-banking models similar to ours, such as Ally Financial, American Express, Barclays, Capital One 360, CIT, Citi, Citizens Bank, Discover and Marcus by Goldman Sachs. Competition among direct banks is intense because online banking provides customers the ability to quickly and easily deposit and withdraw funds and open and close accounts in favor of products and services offered by competitors.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. For a discussion and analysis of our financial condition and results of operations comparing 2020 vs. 2019, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 (our “2020 Form 10-K”). The discussion below contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations. See “Cautionary Note Regarding Forward-Looking Statements.”
Results of Operations for the Three Years Ended December 31, 2021
____________________________________________________________________________________________
Key Earnings Metrics

Net earnings $ in millions	Net interest income $ in millions

Net interest margin % of average interest-earning assets	Efficiency Ratio “Other expense” as a % of “NII, after RSA” plus “Other income”

Growth Metrics

Purchase volume $ in billions	Loan receivables $ in billions

Average active accounts in millions	Interest and fees on loans $ in millions

Asset Quality Metrics

30+ days past due % of period-end loan receivables	Net charge-offs % of average loan receivables including held for sale

90+ days past due % of period-end loan receivables	Allowance for credit losses(1) % of period-end loan receivables
_____________________
(1)Allowance for credit losses reflects adoption of CECL on January 1, 2020, which included a $3.0 billion increase in reserves upon adoption.
Capital and Liquidity

Capital ratios Common equity Tier1 - Basel III	Liquidity Liquid assets and undrawn credit facilities $ in billions

Highlights for the Year Ended December 31, 2021
Below are highlights of our performance for the year ended December 31, 2021 compared to the year ended December 31, 2020, as applicable, except as otherwise noted.
•Net earnings increased 204.8% to $4.2 billion for the year ended December 31, 2021, primarily driven by lower provision for credit losses, partially offset by higher retailer share arrangements and lower net interest income. Net earnings included the impact of reserve reductions related to held for sale portfolios of $261 million after-tax.
•Loan receivables decreased 1.4% to $80.7 billion at December 31, 2021 compared to December 31, 2020, primarily driven by the reclassification of loan receivables to loan receivables held for sale. Loan receivables held for sale at December 31, 2021 were comprised of $3.9 billion and $0.5 billion of loan receivables associated with our Gap Inc. and BP portfolios, respectively. Excluding the impact of the reclassifications, loan receivables increased 4% reflecting strong purchase volume growth, largely offset by higher payment rates.
•Net interest income decreased 1.1% to $14.2 billion for the year ended December 31, 2021, primarily due to a decrease in interest and fees on loans of 4.5%, reflecting the impact of elevated payment rates and lower delinquencies during the period, partially offset by a decrease in interest expense primarily reflecting lower benchmark interest rates.
•Retailer share arrangements increased 24.2% to $4.5 billion for the year ended December 31, 2021, primarily due to the decrease in provision for credit losses.
•Over-30 day loan delinquencies as a percentage of period-end loan receivables decreased 45 basis points to 2.62% at December 31, 2021 from 3.07% at December 31, 2020. Excluding amounts related to the held for sale portfolios from both periods, the decrease compared to the prior year was approximately 60 basis points. The net charge-off rate decreased 166 basis points to 2.92% for the year ended December 31, 2021.
•Provision for credit losses decreased by $4.6 billion, or 86.3%, for the year ended December 31, 2021, primarily driven by lower reserves, which included $345 million of reserve reductions related to the held for sale portfolios, and lower net charge-offs. Our allowance coverage ratio (allowance for credit losses as a percentage of period-end loan receivables) decreased to 10.76% at December 31, 2021, as compared to 12.54% at December 31, 2020.
•Other expense decreased by $92 million, or 2.3%, for the year ended December 31, 2021, primarily driven by lower operational losses, partially offset by higher employee costs.
•At December 31, 2021, deposits represented 81% of our total funding sources. Total deposits decreased 0.8% to $62.3 billion at December 31, 2021, compared to December 31, 2020.
•During the year ended December 31, 2021, we declared and paid cash dividends on our Series A 5.625% non-cumulative preferred stock of $56.24 per share, or $42 million.
•During the year ended December 31, 2021, we repurchased $2.9 billion of our outstanding common stock, and declared and paid cash dividends of $0.88 per common share, or $500 million. At December 31, 2021, we had $1.2 billion of remaining authorized share repurchase capacity under our existing share repurchase program. For more information, see “Capital—Dividend and Share Repurchases.”
•In February 2021 in our Health & Wellness sales platform, we completed our acquisition of Allegro Credit, a leading provider of point-of-sale consumer financing for audiology products and dental services.

2021 Partner Agreements

During the year ended December 31, 2021, we signed 36 agreements with new partners and renewed 38 program agreements which included the following:

Home & Auto:
New partnerships:	• Alarm.com	• Gardner White
• BoxDrop
Program extensions:	• Abt Electronics	• Furniture Fair
	• American Signature Furniture	• Mitchell Gold Co.
	• Ashley HomeStores LTD	• Phillips 66
	• CITGO	• Sam Levitz Furniture
	• City Furniture	• WG&R Furniture

Digital:
Program extensions:	• ShopHQ

Diversified & Value:
Program extensions:	• TJX Companies

Health & Wellness:
New partnerships:	• Emory Healthcare	• Southern Veterinary Partners
	• Mercy Health	• Sycle
	• Ochsner Health	• Thrive Pet Healthcare
• Prime Health
Extensions:	• Heartland Dental	• Rite Aid
• LCA Vision

Lifestyle:
New partnerships:	• Family Farm & Home	• JCB
Program extensions:	• American Eagle	• Sutherlands
	• Daniels	• Tacony Corporation
	• Husqvarna	• The Container Store
	• Ricoma	• Vanderhall Motor Works
•In our Health & Wellness sales platform, we also launched our Walgreens credit card and also made our CareCredit patient financing app available in the Epic App Orchard, further expanding the availability of CareCredit to healthcare organizations using Epic.
•We expanded our strategic relationship with PayPal in 2021 and entered into an affinity deposit arrangement with PayPal in which Synchrony will be offering PayPal-branded savings accounts through PayPal’s mobile application and website.
•We announced our expanded strategic partnership with Fiserv to broaden our distribution network for Synchrony products and services via the Clover point-of-sale and business management platform.
•In August 2021, we entered into an agreement to sell loan receivables associated with our program agreement with Gap Inc. In addition, in December 2021, we entered into an agreement to sell loan receivables associated with our program agreement with BP. We expect to complete the sale of both portfolios, subject to customary closing conditions, in the second quarter of 2022 and expect to recognize a gain on sale of the Gap Inc. portfolio upon disposition.

Other Financial and Statistical Data
The following table sets forth certain other financial and statistical data for the periods indicated.

At and for the years ended December 31 ($ in millions)	2021	2020	2019
Financial Position Data (Average):
Loan receivables, including held for sale	$78,928	$80,138	$88,649
Total assets	$94,114	$97,738	$105,677
Deposits	$61,302	$64,061	$65,036
Borrowings	$14,421	$16,846	$21,251
Total equity	$13,723	$12,333	$14,917
Selected Performance Metrics:
Purchase volume(1)(2)	$165,854	$139,084	$149,411
Home & Auto	$42,848	$37,422	$37,333
Digital	$44,701	$35,876	$29,505
Diversified & Value	$46,998	$37,985	$43,937
Health & Wellness	$11,715	$10,025	$11,091
Lifestyle	$5,319	$4,933	$4,787
Corp, Other	$14,273	$12,843	$22,758
Average active accounts (in thousands)(2)(3)	67,334	67,131	75,721
Net interest margin(4)	14.74%	14.29%	15.78%
Net charge-offs	$2,304	$3,668	$5,005
Net charge-offs as a % of average loan receivables, including held for sale	2.92%	4.58%	5.65%
Allowance coverage ratio(5)	10.76%	12.54%	6.42%
Return on assets(6)	4.5%	1.4%	3.5%
Return on equity(7)	30.8%	11.2%	25.1%
Equity to assets(8)	14.58%	12.62%	14.12%
Other expense as a % of average loan receivables, including held for sale	5.02%	5.06%	4.79%
Efficiency ratio(9)	38.9%	36.3%	31.9%
Effective income tax rate	23.3%	22.9%	23.3%
Selected Period End Data:
Loan receivables	$80,740	$81,867	$87,215
Allowance for credit losses	$8,688	$10,265	$5,602
30+ days past due as a % of period-end loan receivables(10)	2.62%	3.07%	4.44%
90+ days past due as a % of period-end loan receivables(10)	1.17%	1.40%	2.15%
Total active accounts (in thousands)(2)(3)	72,420	68,540	75,471
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

	2021			2020			2019
Years ended December 31 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$11,673	$15	0.13%	$13,301	$53	0.40%	$12,320	$258	2.09%
Securities available for sale	5,975	28	0.47%	7,367	64	0.87%	5,464	127	2.32%
Loan receivables, including held for sale(3):
Credit cards	75,052	14,880	19.83%	77,115	15,672	20.32%	85,334	18,384	21.54%
Consumer installment loans	2,460	241	9.80%	1,733	168	9.69%	1,963	182	9.27%
Commercial credit products	1,359	103	7.58%	1,231	108	8.77%	1,306	137	10.49%
Other	57	4	7.02%	59	2	3.39%	46	2	4.35%
Total loan receivables, including held for sale	78,928	15,228	19.29%	80,138	15,950	19.90%	88,649	18,705	21.10%
Total interest-earning assets	96,576	15,271	15.81%	100,806	16,067	15.94%	106,433	19,090	17.94%
Non-interest-earning assets:
Cash and due from banks	1,597			1,488			1,327
Allowance for credit losses	(9,402)			(9,488)			(5,902)
Other assets	5,343			4,932			3,819
Total non-interest-earning assets	(2,462)			(3,068)			(756)
Total assets	$94,114			$97,738			$105,677
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$60,953	$566	0.93%	$63,755	$1,094	1.72%	$64,756	$1,566	2.42%
Borrowings of consolidated securitization entities	7,248	169	2.33%	8,675	237	2.73%	11,941	358	3.00%
Senior unsecured notes	7,173	297	4.14%	8,171	334	4.09%	9,310	367	3.94%
Total interest-bearing liabilities	75,374	1,032	1.37%	80,601	1,665	2.07%	86,007	2,291	2.66%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	349			306			280
Other liabilities	4,668			4,498			4,473
Total non-interest-bearing liabilities	5,017			4,804			4,753
Total liabilities	80,391			85,405			90,760
Equity
Total equity	13,723			12,333			14,917
Total liabilities and equity	$94,114			$97,738			$105,677
Interest rate spread(4)			14.44%			13.87%			15.28%
Net interest income		$14,239			$14,402			$16,799
Net interest margin(5)			14.74%			14.29%			15.78%
____________________
(1)Average yields/rates are based on total interest income/expense over average balances.
(2)Includes average restricted cash balances of $459 million, $475 million and $754 million for the years ended December 31, 2021, 2020 and 2019, respectively.

(3)Interest income on loan receivables includes fees on loans of $2.3 billion, $2.2 billion and $2.8 billion for the years ended December 31, 2021, 2020 and 2019, respectively.
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

	2021 vs. 2020			2020 vs. 2019
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
($ in millions)	Average Volume	Average Yield / Rate	Net Change	Average Volume	Average Yield / Rate	Net Change
Interest-earning assets:
Interest-earning cash and equivalents	$(6)	$(32)	$(38)	$19	$(224)	$(205)
Securities available for sale	(11)	(25)	(36)	34	(97)	(63)
Loan receivables, including held for sale:
Credit cards	(416)	(376)	(792)	(1,708)	(1,004)	(2,712)
Consumer installment loans	71	2	73	(22)	8	(14)
Commercial credit products	11	(16)	(5)	(8)	(21)	(29)
Other	—	2	2	—	—	—
Total loan receivables, including held for sale	(334)	(388)	(722)	(1,738)	(1,017)	(2,755)
Change in interest income from total interest-earning assets	$(351)	$(445)	$(796)	$(1,685)	$(1,338)	$(3,023)

Interest-bearing liabilities:
Interest-bearing deposit accounts	$(46)	$(482)	$(528)	$(24)	$(448)	$(472)
Borrowings of consolidated securitization entities	(36)	(32)	(68)	(91)	(30)	(121)
Senior unsecured notes	(41)	4	(37)	(47)	14	(33)
Change in interest expense from total interest-bearing liabilities	(123)	(510)	(633)	(162)	(464)	(626)
Total change in net interest income	$(228)	$65	$(163)	$(1,523)	$(874)	$(2,397)

Business Trends and Conditions
We believe our business and results of operations will be impacted in the future by various trends and conditions, including the following:
•Growth in loan receivables and interest income. During 2021, accumulated savings by consumers resulting from economic stimulus, forbearance and lower discretionary spending, has led to elevated payment rates that were approximately 260 basis points higher than our five-year historical average. While we have experienced improvements in consumer purchase activity in 2021, the elevated payment rates contributed to a reduction in interest and fees and slower receivable growth in 2021. We expect purchase volume to continue to increase in 2022 as compared to the prior year, and also expect to see payment rates moderate over the course of 2022, which we expect will contribute to increases in both loan receivables and interest income for our ongoing program agreements. The amount of the increases however will be dependent on various factors. These factors include the timing and extent of slowing payment rates, as well as the nature of and duration for which any preventative or governmental measures are taken, including responses to increases in COVID-19 infections nationally or additional variants that may occur. In addition to the above, we anticipate conveyance of our Gap Inc. and BP portfolios to be completed in the second quarter of 2022, which will contribute to reductions in total interest and fees on loans when compared to 2021.
•Asset quality. During 2021, the effects of the COVID-19 pandemic have driven significant improvement in customer payment behavior such that our asset quality metrics have seen historic lows during 2021. Our over-30 day loan delinquencies as a percentage of period-end loan receivables decreased to 2.62% at December 31, 2021 from 3.07% at December 31, 2020. We anticipate that the elevated payment trend we have experienced in 2021 will begin to moderate in 2022, such that we expect to incur increases to both delinquencies and net charge-offs as compared to current levels. We have also experienced decreases to both our allowance for credit losses and provision for credit losses during the year ended December 31, 2021 primarily attributable to the elevated payment rate trends, and our allowance coverage ratio at December 31, 2021 was 10.76%. As the economic environment develops during 2022, we anticipate that our credit loss reserve builds and provision for credit losses will be higher than those experienced in 2021.
•Retailer share arrangement payments under our program agreements. Retailer share arrangements increased 24.2% to $4.5 billion for the year ended December 31, 2021, reflecting the decrease in provision for credit losses discussed above. We believe that the payments we make to our partners under our retailer share arrangements, in the aggregate, in 2022 are likely to decrease in absolute terms compared to the year ended December 31, 2021, primarily as a result of the expected credit trends discussed above, as well as the impact from the disposition of our held for sale portfolios. This decrease will be partially offset by growth of the programs for which we have retailer share arrangements. The magnitude of the decrease in retailer share arrangements will be dependent in part on the precise timing and extent of the anticipated trends in payment rates and asset quality discussed above. See Management’s Discussion and Analysis—Retailer Share Arrangements for additional information on these agreements.
•Extended duration of our credit card program agreements. Our credit card program agreements typically have contract terms ranging from approximately five to ten years, and the length of our relationship with each of our five largest partners is over 14 years, and in the case of Lowe's, 42 years. We expect to continue to benefit from these and our other ongoing programs on a long-term basis.
The current expiration dates of our program agreements with our five largest partners range from 2026 through 2030. In addition, a total of 20 of our 25 largest ongoing program agreements have an expiration date in 2025 or beyond, which represented in the aggregate 96% of our interest and fees on loans for the year ended December 31, 2021 and 93% of our loan receivables at December 31, 2021, attributable to our 25 largest ongoing programs.

•Growth in interchange revenues and loyalty program costs. We believe that as a result of the overall growth in Dual Card and general purpose co-branded credit card transactions occurring outside of our credit card partners’ locations, interchange revenues will increase in excess of the growth of our credit card loan receivables. The expected growth in these transactions is driven, in part, by both existing and new loyalty programs with our credit card partners, partially offset by the impact from the disposition of our held for sale portfolios. In addition, we continue to offer and add new loyalty programs for our private label credit cards, for which we typically do not receive interchange fees. The growth in these existing and new loyalty programs will result in an increase in costs associated with these programs. For the year ended December 31, 2021, our loyalty program costs were largely offset by our interchange revenues, although the increase in loyalty program costs exceeded the increase in interchange revenues. Overall, we expect these trends for our loyalty program costs and interchange revenues to continue in 2022. These changes have been contemplated in our program agreements with our partners and are a component of the calculation of our payments due under our retailer share arrangements.
•Capital and liquidity levels. We continue to expect to maintain sufficient capital and liquidity resources to support our daily operations, our business growth, and our credit ratings as well as regulatory and compliance requirements in a cost effective and prudent manner through expected and unexpected market environments. During the year ended December 31, 2021, we declared and paid dividends of $500 million and repurchased $2.9 billion of our outstanding common stock. We plan to continue to deploy capital through both dividends and share repurchases, subject to regulatory restrictions, as well as to support business growth. At December 31, 2021 we had $1.2 billion remaining in share repurchase authorization. We continue to expect to maintain capital ratios well in excess of minimum regulatory requirements. At December 31, 2021, the Company had a Basel III common equity Tier 1 ratio of 15.6%, which reflects our election to defer the impact of CECL on our regulatory capital, which will now be phased-in over a three-year transitional period through December 31, 2024 and effects fully phased-in beginning in the first quarter of 2025. As a result of this phase-in our common equity Tier 1 ratio will be reduced by 62 basis points in 2022.
We expect that our liquidity portfolio will continue to be sufficient to support all of our business objectives and to meet all regulatory requirements for the foreseeable future. As a result of lower growth in loan receivables primarily due to elevated payment rates, and strength in our deposit platform, we have generally been carrying a higher level of liquidity during 2021. We also expect to carry some excess liquidity in the second and third quarters of 2022 following the conveyance of our held for sale portfolios.
Seasonality
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
While the effects of the seasonal trends discussed above remain evident, we also continue to experience improvements in customer payment behavior, which include the effects of governmental stimulus actions, industry-wide forbearance measures and elevated consumer savings. Customer payments as a percentage of beginning-of-period loan receivables for the year ended December 31, 2021 were approximately 260 basis points higher than our prior five-year historical average. These higher payment rates have resulted in reductions in loan receivables and delinquency rates beyond our seasonal expectations.
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
Interest income decreased by $796 million, or 5.0%, for the year ended December 31, 2021. The decrease reflected the impact of improvements in customer payment behavior and lower delinquencies during the period, which resulted in lower loan receivable yield and lower average loan receivables.
Average interest-earning assets

Years ended December 31 ($ in millions)	2021	2020
Loan receivables, including held for sale	$78,928	$80,138
Liquidity portfolio and other	17,648	20,668
Total average interest-earning assets	$96,576	$100,806
Average loan receivables, including held for sale, decreased 1.5% for the year ended December 31, 2021, as the impact from the improvements in customer payment behavior was partially offset by purchase volume growth of 19.2%.
Yield on average interest-earning assets
The yield on average interest-earning assets decreased for the year ended December 31, 2021 primarily due to a decrease in the yield on average loan receivables. The decrease in loan receivables yield was 61 basis points to 19.29% for the year ended December 31, 2021, reflecting the impact of higher payment rates and lower interest and fees.
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
Interest expense decreased by $633 million, or 38.0%, for the year ended December 31, 2021, primarily driven by lower benchmark interest rates. Our cost of funds decreased to 1.37% for the year ended December 31, 2021 compared to 2.07% for the year ended December 31, 2020.

Average interest-bearing liabilities

Years ended December 31 ($ in millions)	2021	2020
Interest-bearing deposit accounts	$60,953	$63,755
Borrowings of consolidated securitization entities	7,248	8,675
Senior unsecured notes	7,173	8,171
Total average interest-bearing liabilities	$75,374	$80,601
The decrease in average interest-bearing liabilities for the year ended December 31, 2021 was primarily driven by our efforts to mitigate excess liquidity in our business which resulted in decreases in our deposits, borrowings of our consolidated securitization entities, and senior unsecured notes.
Net Interest Income
Net interest income represents the difference between interest income and interest expense.
Net interest income decreased by $163 million, or 1.1%, for the year ended December 31, 2021, resulting from the changes in interest income and interest expense discussed above.
Retailer Share Arrangements
Most of our program agreements with large retail and certain other partners contain retailer share arrangements that provide for payments to our partners if the economic performance of the program exceeds a contractually defined threshold. We also provide other economic benefits to our partners such as royalties on purchase volume or payments for new accounts, in some cases instead of retailer share arrangements (for example, on our co-branded credit cards). All of these arrangements are designed to align our interests and provide an additional incentive to our partners to promote our credit products. Although the retailer share arrangements vary by partner, these arrangements are generally structured to measure the economic performance of the program, based typically on agreed upon program revenues (including interest income and certain other income) less agreed upon program expenses (including interest expense, provision for credit losses, retailer payments and operating expenses), and share portions of this amount above a negotiated threshold. The threshold and economic performance of a program that are used to calculate payments to our partners may be based on, among other things, agreed upon measures of program expenses rather than our actual expenses, and therefore increases in our actual expenses (such as funding costs or operating expenses) may not necessarily result in reduced payments under our retailer share arrangements. These arrangements are typically designed to permit us to achieve an economic return before we are required to make payments to our partners based on the agreed contractually defined threshold. Our payments to partners pursuant to these retailer share arrangements have generally increased in recent years, primarily as a result of the growth and performance of the programs in which we have retailer share arrangements, as well as changes to the terms of certain program agreements that have been renegotiated in the past few years.
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
Retailer share arrangements increased by $883 million, or 24.2%, for the year ended December 31, 2021, primarily due to the decrease in provision for credit losses.

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
Provision for credit losses decreased by $4.6 billion, or 86.3%, for the year ended December 31, 2021, primarily driven by lower reserves, which included $345 million of reserve reductions related to the held for sale portfolios, and lower net charge-offs.
Other Income

Years ended December 31 ($ in millions)	2021	2020
Interchange revenue	$880	$652
Debt cancellation fees	284	278
Loyalty programs	(992)	(649)
Other	309	124
Total other income	$481	$405
Interchange revenue
We earn interchange fees on Dual Card and other co-branded credit card transactions outside of our partners’ sales channels, based on a flat fee plus a percentage of the purchase amount. Interchange revenue has been, and is expected to continue to be, driven primarily by growth in our Dual Card and general purpose co-branded credit card products.
Interchange revenue increased by $228 million, or 35.0%, for the year ended December 31, 2021, driven by an increase in purchase volume outside of our retail partners' sales channels.
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
Debt cancellation fees increased by $6 million, or 2.2%, for the year ended December 31, 2021, primarily as a result of increases in customer enrollment.
Loyalty programs
We operate a number of loyalty programs that are designed to generate incremental purchase volume per customer, while reinforcing the value of the card and strengthening cardholder loyalty. These programs typically provide cardholders with statement credit or cash back rewards. Other programs include rewards points, which are redeemable for a variety of products or awards, or merchandise discounts that are earned by achieving a pre-set spending level on their private label credit card, Dual Card or general purpose co-branded credit card. Growth in loyalty program payments has been, and is expected to continue to be, driven by growth in purchase volume related to existing loyalty programs and the rollout of new loyalty programs.
Loyalty programs cost increased by $343 million, or 52.9%, for the year ended December 31, 2021, primarily as a result of growth in purchase volume associated with existing loyalty programs.

Other
Other includes a variety of items including ancillary fees, commission fees related to Pets Best, changes in the fair value of equity investments, realized gains or losses associated with the sale of investments or other assets and changes in contingent consideration obligations.
Other increased by $185 million, or 149.2%, for the year ended December 31, 2021 primarily due to investment gains and higher commission fees related to Pets Best.
Other Expense

Years ended December 31 ($ in millions)	2021	2020
Employee costs	$1,501	$1,380
Professional fees	782	759
Marketing and business development	486	448
Information processing	550	492
Other	644	976
Total other expense	$3,963	$4,055
Employee costs
Employee costs primarily consist of employee compensation and benefit costs.
Employee costs increased by $121 million, or 8.8%, for the year ended December 31, 2021, primarily driven by higher stock-based compensation expense and higher incentive compensation, partially offset by the prior year restructuring charge of $41 million.
Professional fees
Professional fees consist primarily of outsourced provider fees (e.g., collection agencies and call centers), legal, accounting, consulting, and recruiting expenses.
Professional fees increased by $23 million, or 3.0%, for the year ended December 31, 2021, primarily due to an increase in third-party expenses related to strategic technology investments.
Marketing and business development
Marketing and business development costs consist primarily of our contractual and discretionary marketing and business development spend, as well as amortization expense associated with retail partner contract acquisitions and extensions.
Marketing and business development costs increased by $38 million, or 8.5%, for the year ended December 31, 2021, primarily due to strategic investments in our sales platforms.
Information processing
Information processing costs primarily consist of fees related to outsourced information processing providers, credit card associations and software licensing agreements.
Information processing costs increased by $58 million, or 11.8%, for the year ended December 31, 2021, primarily due to higher software licensing costs and other technology investments, as well as an increase in association fees resulting from higher purchase volume in 2021.

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
The “other” component decreased by $332 million, or 34.0%, for the year ended December 31, 2021, primarily due to lower operational losses and a reduction in corporate overhead expenses.
Provision for Income Taxes

Years ended December 31 ($ in millions)	2021	2020
Effective tax rate	23.3%	22.9%
Provision for income taxes	$1,282	$412
The effective tax rate for the year ended December 31, 2021, increased compared to the prior year primarily due to significantly lower pre-tax income in the prior year, which led to a larger impact related to discrete tax benefits. The effective tax rate differs from the U.S. federal statutory tax rate primarily due to state income taxes.
Platform Analysis
As discussed above under “Our Business—Our Sales Platforms,” beginning in June 2021, we now offer our credit products through five sales platforms (Home & Auto, Digital, Diversified & Value, Health & Wellness and Lifestyle), which management measures based on their revenue-generating activities. The following is a discussion of certain supplemental information for the years ended December 31, 2021 and 2020, for each of our five sales platforms and Corp, Other information.
In December 2021, we entered into an agreement to sell $0.5 billion of loan receivables associated with our program agreement with BP. In connection with this agreement, revenue activities for the BP portfolio are no longer managed within our Home & Auto sales platform. All metrics for the BP portfolio previously reported within our Home & Auto sales platform, are now reported within our Corp, Other information in the tables below. We have recast all prior-period metrics for our Home & Auto sales platform and Corp, Other to conform to the current-period presentation.
Home & Auto

Years ended December 31 ($ in millions)	2021	2020	2019
Purchase volume	$42,848	$37,422	$37,333
Period-end loan receivables	$26,781	$25,935	$26,868
Average loan receivables, including held for sale	$25,663	$25,663	$25,662
Average active accounts (in thousands)	17,414	17,578	17,917

Interest and fees on loans	$4,247	$4,402	$4,504
Other income	$69	$60	$43
Home & Auto interest and fees on loans decreased by $155 million, or 3.5%, and $102 million, or 2.3%, for the years ended December 31, 2021 and 2020, respectively, primarily driven by lower loan receivables yield as a result of higher payment rates.
Other income increased by $9 million, or 15.0%, for the year ended December 31, 2021 primarily driven by higher interchange fees. Other income increased $17 million, or 39.5%, for the year ended December 31, 2020 primarily driven by higher debt cancellation fees and lower loyalty costs.

Digital

Years ended December 31 ($ in millions)	2021	2020	2019
Purchase volume	$44,701	$35,876	$29,505
Period-end loan receivables	$21,751	$20,427	$20,325
Average loan receivables, including held for sale	$19,475	$19,253	$18,300
Average active accounts (in thousands)	17,685	16,593	14,871

Interest and fees on loans	$3,792	$3,801	$3,910
Other income	$(87)	$(54)	$(15)
Digital interest and fees on loans remained relatively flat for the year ended December 31, 2021, as the effect of higher loan receivables was largely offset by the impact of higher payment rates. Digital interest and fees on loans decreased by $109 million, or 2.8%, for the year ended December 31, 2020 primarily driven by lower yield on loan receivables.
Other income decreased by $33 million and $39 million, for the years ended December 31, 2021 and 2020, respectively, primarily driven by higher program loyalty costs associated with the increases in purchase volume, partially offset by increases in interchange revenue.
Diversified & Value

Years ended December 31 ($ in millions)	2021	2020	2019
Purchase volume	$46,998	$37,985	$43,937
Period-end loan receivables	$16,075	$15,761	$18,719
Average loan receivables	$14,501	$15,724	$17,201
Average active accounts (in thousands)	17,953	17,987	20,848

Interest and fees on loans	$3,115	$3,528	$4,090
Other income	$(28)	$90	$62
Diversified & Value interest and fees on loans decreased by $413 million, or 11.7%, and $562 million, or 13.7%, for the years ended December 31, 2021 and 2020, respectively, primarily driven by lower average loan receivables.
Other income decreased by $118 million for the year ended December 31, 2021 primarily driven by higher loyalty costs associated with the increase in purchase volume. Other income increased by $28 million for the year ended December 31, 2020 primarily driven by lower loyalty costs.
Health & Wellness

Years ended December 31 ($ in millions)	2021	2020	2019
Purchase volume	$11,715	$10,025	$11,091
Period-end loan receivables	$10,244	$9,580	$10,295
Average loan receivables, including held for sale	$9,623	$9,591	$9,742
Average active accounts (in thousands)	5,739	5,952	6,197

Interest and fees on loans	$2,271	$2,273	$2,319
Other income	$159	$107	$78
Health & Wellness interest and fees on loans remained relatively flat for the year ended December 31, 2021, as the effect of higher loan receivables was largely offset by the impact of higher payment rates. Health & Wellness interest and fees on loans decreased by $46 million, or 2.0%, for the year ended December 31, 2020 primarily driven by lower merchant discount as a result of the decline in purchase volume and a reduction in average loan receivables.

Other income increased by $52 million and by $29 million, for the years ended December 31, 2021 and 2020, respectively. These increases were primarily driven by commission fees earned by Pets Best.
Lifestyle

Years ended December 31 ($ in millions)	2021	2020	2019
Purchase volume	$5,319	$4,933	$4,787
Period-end loan receivables	$5,479	$5,098	$4,782
Average loan receivables, including held for sale	$5,135	$4,727	$4,447
Average active accounts (in thousands)	2,515	2,568	2,747

Interest and fees on loans	$744	$734	$760
Other income	$23	$20	$23
Lifestyle interest and fees on loans increased by $10 million, or 1.4%, for the year ended December 31, 2021, primarily driven by an increase in average loan receivables reflecting continued strength in power sports and music. Lifestyle interest and fees on loans decreased by $26 million, or 3.4%, for the year ended December 31, 2020 primarily driven by lower yield on loan receivables.
Corp, Other

Years ended December 31 ($ in millions)	2021	2020	2019
Purchase volume	$14,273	$12,843	$22,758
Period-end loan receivables	$410	$5,066	$6,226
Loan receivables held for sale	$4,361	$5	$725
Average loan receivables, including held for sale	$4,531	$5,180	$13,297
Average active accounts (in thousands)	6,028	6,453	13,141

Interest and fees on loans	$1,059	$1,212	$3,122
Other income	$345	$182	$180
Loan receivables held for sale at December 31, 2021 were comprised of $3.9 billion and $0.5 billion of loan receivables associated with our Gap Inc. and BP portfolios, respectively.
Corp, Other interest and fees on loans decreased by $153 million, or 12.6%, for the year ended December 31, 2021, primarily driven by lower average loan receivables.
Corp, Other interest and fees on loans decreased by $1.9 billion, or 61.2%, for the year ended December 31, 2020, primarily driven by the sale of the Walmart consumer portfolio in October 2019.
Other income increased by $163 million, or 89.6%, for the year ended December 31, 2021, primarily driven by investment gains. Other income remained relatively flat for the year ended December 31, 2020.

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
The following table sets forth the composition of our loan receivables portfolio by product type at the dates indicated.

($ in millions)	At December 31, 2021	(%)	At December 31, 2020	(%)
Loans
Credit cards	$76,628	94.9%	$78,455	95.9%
Consumer installment loans	2,675	3.4%	2,125	2.6
Commercial credit products	1,372	1.7%	1,250	1.5
Other	65	—%	37	—
Total loans	$80,740	100.0%	$81,867	100.0%
Loan receivables decreased 1.4% to $80.7 billion at December 31, 2021 compared to December 31, 2020, primarily driven by the reclassification of loan receivables associated with the Gap Inc. and BP portfolios, to loan receivables held for sale. Loan receivables held for sale totaled $4.4 billion at December 31, 2021, and we expect conveyance of both portfolios to occur, subject to customary closing conditions, in the second quarter of 2022.
Excluding the impact of the reclassification of the Gap Inc. and BP portfolios, loan receivables increased 4% reflecting strong purchase volume growth, largely offset by higher payment rates. Customer payments as a percentage of beginning-of-period loan receivables for the year ended December 31, 2021 were approximately 260 basis points higher than our prior five-year historical average for the year.
Our loan receivables portfolio, excluding held for sale, had the following maturity distribution at December 31, 2021.

($ in millions)	Within 1 Year(1)	1-5 Years(2)	5-15 Years	After 15 Years	Total
Loans
Credit cards	$75,899	$729	$—	$—	$76,628
Consumer installment loans(3)	866	1,789	20	—	2,675
Commercial credit products	1,370	2	—	—	1,372
Other	10	37	13	5	65
Total loans	$78,145	$2,557	$33	$5	$80,740
Loans due after one year at fixed interest rates	N/A	$2,557	$33	$5	$2,595
Loans due after one year at variable interest rates	N/A	—	—	—	—
Total loans due after one year	N/A	$2,557	$33	$5	$2,595
______________________
(1)Credit card loans have minimum payment requirements but no stated maturity and therefore are included in the due within one year category. However, many of our credit card holders will revolve their balances, which may extend their repayment period beyond one year for balances at December 31, 2021.
(2)Credit card and commercial loans due after one year relate to TDR assets.
(3)Reflects scheduled repayments up to the final contractual maturity of our installment loans.

Our loan receivables portfolio had the following geographic concentration at December 31, 2021.

($ in millions)	Loan Receivables Outstanding	% of Total Loan Receivables Outstanding
State
Texas	$8,615	10.7%
California	$8,287	10.3%
Florida	$7,274	9.0%
New York	$4,171	5.2%
North Carolina	$3,328	4.1%
Delinquencies
Over-30 day loan delinquencies as a percentage of period-end loan receivables decreased to 2.62% at December 31, 2021, as compared to 3.07% at December 31, 2020. The 45 basis point decrease in 2021 was primarily driven by an improvement in customer payment behavior, partially offset by the effects of the reclassification of loan receivables associated with the Gap Inc. and BP portfolios to loan receivables held for sale. When excluding amounts related to held for sale portfolios from both periods, the decrease compared to the prior year was approximately 60 basis points.
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
The table below sets forth net charge-offs and the ratio of net charge-offs to average loan receivables, including held for sale, (“net charge-off rate”) for the periods indicated.

Years ended December 31	2021		2020		2019
($ in millions)	Amount	Rate	Amount	Rate	Amount	Rate
Credit cards	$2,235	2.98%	$3,590	4.66%	$4,903	5.75%
Consumer installment loans	38	1.54%	37	2.08%	50	2.55%
Commercial credit products	30	2.28%	41	3.33%	51	3.91%
Other	1	1.75%	—	—%	1	2.17%
Total net charge-offs	$2,304	2.92%	$3,668	4.58%	$5,005	5.65%
Allowance for Credit Losses
The allowance for credit losses totaled $8.7 billion at December 31, 2021, compared to $10.3 billion at December 31, 2020, and reflects our estimate of expected credit losses for the life of the loan receivables on our consolidated statement of financial position. Similarly, our allowance for credit losses as a percentage of total loan receivables decreased to 10.76% at December 31, 2021, from 12.54% at December 31, 2020.
The decreases in the allowance for credit losses and allowance coverage ratio are primarily driven by improvements in customer payment behavior, which resulted in a reduction to our estimate of expected credit losses.

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
Funding Sources
Our primary funding sources include cash from operations, deposits (direct and brokered deposits), securitized financings and senior unsecured notes.
The following table summarizes information concerning our funding sources during the periods indicated:

	2021			2020			2019
Years ended December 31 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$60,953	80.9%	0.9%	$63,755	79.1%	1.7%	$64,756	75.3%	2.4%
Securitized financings	7,248	9.6	2.3	8,675	10.8	2.7	11,941	13.9	3.0
Senior unsecured notes	7,173	9.5	4.1	8,171	10.1	4.1	9,310	10.8	3.9
Total	$75,374	100.0%	1.4%	$80,601	100.0%	2.1%	$86,007	100.0%	2.7%
______________________
(1)Excludes $349 million, $306 million and $280 million average balance of non-interest-bearing deposits for the years ended December 31, 2021, 2020 and 2019, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the years ended December 31, 2021, 2020 and 2019.
Deposits
We obtain deposits directly from retail and commercial customers (“direct deposits”) or through third-party brokerage firms that offer our deposits to their customers (“brokered deposits”). At December 31, 2021, we had $50.1 billion in direct deposits and $12.2 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger that channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to continue to utilize our direct deposits base as a source of stable and diversified low cost funding.
Our direct deposits include a range of FDIC-insured deposit products, including certificates of deposit, IRAs, money market accounts and savings accounts.
Brokered deposits are primarily from retail customers of large brokerage firms. We have relationships with 11 brokers that offer our deposits through their networks. Our brokered deposits consist primarily of certificates of deposit that bear interest at a fixed rate and at December 31, 2021, had a weighted average remaining life of 2.0 years. These deposits generally are not subject to early withdrawal.
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

The following table summarizes certain information regarding our interest-bearing deposits by type (all of which constitute U.S. deposits) for the periods indicated:

Years ended December 31 ($ in millions)	2021			2020			2019
	Average Balance	%	Average Rate	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$22,129	36.3%	1.3%	$30,816	48.3%	2.1%	$33,482	51.7%	2.5%
Savings accounts (including money market accounts)	28,408	46.6%	0.5	21,910	34.4	1.1	18,773	29.0	2.1
Brokered deposits	10,416	17.1%	1.4	11,029	17.3	1.8	12,501	19.3	2.7
Total interest-bearing deposits	$60,953	100.0%	0.9%	$63,755	100.0%	1.7%	$64,756	100.0%	2.4%
Our deposit liabilities provide funding with maturities ranging from one day to ten years. At December 31, 2021, the weighted average maturity of our interest-bearing time deposits was 1.1 years. See Note 7. Deposits to our consolidated financial statements for more information on the maturities of our time deposits.
The following table summarizes deposits by contractual maturity at December 31, 2021.

($ in millions)	3 Months or Less	Over 3 Months but within 6 Months	Over 6 Months but within 12 Months	Over 12 Months	Total
U.S. deposits (less than FDIC insurance limit)(1)(2)	$30,773	$4,004	$5,898	$8,254	$48,929
U.S. deposits (in excess of FDIC insurance limit)(2)
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	1,285	1,022	1,329	1,318	4,954
Savings accounts (including money market accounts)	8,358	—	—	—	8,358
Brokered deposits:
Sweep accounts	29	—	—	—	29
Total	$40,445	$5,026	$7,227	$9,572	$62,270
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
At December 31, 2021, we had $4.1 billion of outstanding private asset-backed securities and $3.2 billion of outstanding public asset-backed securities, in each case held by unrelated third parties.

The following table summarizes expected contractual maturities of the investors’ interests in securitized financings, excluding debt premiums, discounts and issuance costs at December 31, 2021.

($ in millions)	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years	Total
Scheduled maturities of long-term borrowings—owed to securitization investors:
SYNCT(1)	$1,508	$2,882	$—	$—	$4,390
SFT	—	1,300	—	—	1,300
SYNIT(1)	1,600	—	—	—	1,600
Total long-term borrowings—owed to securitization investors	$3,108	$4,182	$—	$—	$7,290
______________________
(1)Excludes any subordinated classes of SYNCT notes and SYNIT notes that we owned at December 31, 2021.
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
The following table summarizes for each of our trusts the three-month rolling average excess spread at December 31, 2021.

	Note Principal Balance ($ in millions)	# of Series Outstanding	Three-Month Rolling Average Excess Spread(1)
SYNCT	$4,552	7	~18.3% to 20.8%
SFT	$1,300	5	17.4%
SYNIT	$1,600	1	19.4%
______________________
(1)Represents the excess spread (generally calculated as interest income collected from the applicable pool of loan receivables less applicable net charge-offs, interest expense and servicing costs, divided by the aggregate principal amount of loan receivables in the applicable pool) for SFT or, in the case of SYNCT, a range of the excess spreads relating to the particular series issued within such trust or, in the case of SYNIT, the excess spread relating to the one outstanding series issued within such trust, in all cases omitting any series that have not been outstanding for at least three full monthly periods and calculated in accordance with the applicable trust or series documentation, for the three securitization monthly periods ended December 31, 2021.

Senior Unsecured Notes
During the year ended December 31, 2021 we made repayments of $1.5 billion.
The following table provides a summary of our outstanding senior unsecured notes at December 31, 2021, which includes $750 million of senior unsecured notes issued during the year ended December 31, 2021.

Issuance Date	Interest Rate(1)	Maturity	Principal Amount Outstanding(2)
($ in millions)
Fixed rate senior unsecured notes:
Synchrony Financial
August 2014	4.250%	August 2024	1,250
July 2015	4.500%	July 2025	1,000
August 2016	3.700%	August 2026	500
December 2017	3.950%	December 2027	1,000
March 2019	4.375%	March 2024	600
March 2019	5.150%	March 2029	650
July 2019	2.850%	July 2022	750
October 2021	2.875%	October 2031	750
Synchrony Bank
June 2017	3.000%	June 2022	750
Total fixed rate senior unsecured notes			$7,250
______________________
(1)Weighted average interest rate of all senior unsecured notes at December 31, 2021 was 3.88%.
(2)The amounts shown exclude unamortized debt discounts, premiums and issuance costs.
Short-Term Borrowings
Except as described above, there were no material short-term borrowings for the periods presented.
Other
At December 31, 2021, we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
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
If we do not satisfy any of these covenants discussed above, the maturity of amounts outstanding thereunder may be accelerated and become payable. We were in compliance with all of these covenants at December 31, 2021.
At December 31, 2021, we were not in default under any of our credit facilities.

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
We maintain a liquidity portfolio, which at December 31, 2021 had $13.0 billion of liquid assets, primarily consisting of cash and equivalents and short-term obligations of the U.S. Treasury, less cash in transit which is not considered to be liquid, compared to $18.3 billion of liquid assets at December 31, 2020. The decrease in liquid assets was primarily due to the increase in loan receivables, including loan receivables held for sale, share repurchase activity, and the reduction in funding liabilities. We believe our liquidity position at December 31, 2021 remains strong as we continue to operate in a period of uncertain economic conditions related to COVID-19 and we will continue to closely monitor our liquidity as economic conditions change.
As additional sources of liquidity, at December 31, 2021, we had an aggregate of $2.2 billion of undrawn committed capacity on our securitized financings, subject to customary borrowing conditions, from private lenders under our securitization programs and $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders, and we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
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
In 2022, we expect LIBOR to be less widely relied upon as an interest rate benchmark in pricing assets or liabilities. Synchrony is not entering into any new agreements that reference LIBOR. Additionally, Synchrony is in the process of amending existing asset and liability contracts that reference LIBOR to reference a new benchmark rate. The new benchmark rates include, but are not limited to, Secured Overnight Financing Rate (“SOFR”), federal funds and U.S. Treasury bills. We do not expect the transition from the LIBOR benchmark to have a material impact to our company.
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
At December 31, 2021, 54.6% of our loan receivables were priced at a fixed interest rate to the customer, with the remaining 45.4% at a floating interest rate. We fund our assets with a combination of fixed rate and floating rate funding sources that include deposits, asset-backed securities and unsecured debt. To manage interest rate risk, we seek to match the interest rate repricing characteristics of our assets and liabilities. Historically, we have not used interest rate derivative contracts to manage interest rate risk; however, we may choose to do so in the future. To the extent we are unable to effectively match the interest rate sensitivity of our assets and liabilities, our net earnings could be materially adversely affected.

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
The following table presents the approximate net interest income impacts forecasted over the next twelve months from an immediate and parallel change in interest rates affecting all interest rate sensitive assets and liabilities at December 31, 2021.

Basis Point Change	At December 31, 2021
($ in millions)
-100 basis points	$(114)
+100 basis points	$35
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
Dividend and Share Repurchases

Common Stock Cash Dividends Declared	Month of Payment	Amount per Common Share	Amount
($ in millions, except per share data)
Three months ended March 31, 2021	February 2021	$0.22	$128
Three months ended June 30, 2021	May 2021	0.22	128
Three months ended September 30, 2021	August 2021	0.22	124
Three months ended December 31, 2021	November 2021	0.22	120
Total dividends declared		$0.88	$500

Preferred Stock Cash Dividends Declared	Month of Payment	Amount per Preferred Share	Amount
($ in millions, except per share data)
Three months ended March 31, 2021	February 2021	$14.06	$11
Three months ended June 30, 2021	May 2021	14.06	10
Three months ended September 30, 2021	August 2021	14.06	11
Three months ended December 31, 2021	November 2021	14.06	10
Total dividends declared		$56.24	$42
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

Common Shares Repurchased Under Publicly Announced Programs	Total Number of Shares Purchased	Dollar Value of Shares Purchased
($ and shares in millions)
Three months ended March 31, 2021	5.1	$200
Three months ended June 30, 2021	8.7	393
Three months ended September 30, 2021	26.7	1,300
Three months ended December 31, 2021	20.5	982
Total	61.0	$2,875
In 2021 the Company resumed share repurchase activities under various share repurchase programs authorized by our Board of Directors.

In January 2021, we announced our Board authorized a share repurchase program of up to $1.6 billion through December 31, 2021 (the “January 2021 Share Repurchase Program”). In May 2021 we announced that the Board of Directors authorized a new share repurchase program of up to $2.9 billion for the period which commenced April 1, 2021 through June 30, 2022 (the “May 2021 Share Repurchase Program”), which superseded the January 2021 Share Repurchase Program. Finally, in December 2021, the Board of Directors authorized an increase to the May 2021 Share Repurchase Program of $1.0 billion, through the period ending June 30, 2022. In all instances, the share repurchase programs are subject to market conditions and other factors, including legal and regulatory restrictions and required approvals.
During the year ended December 31, 2021, we repurchased $2.9 billion of common stock as part of the share repurchase programs discussed above and have $1.2 billion of remaining authorized share repurchase capacity at December 31, 2021.
Regulatory Capital Requirements - Synchrony Financial
As a savings and loan holding company, we are required to maintain minimum capital ratios, under the applicable U.S. Basel III capital rules. For more information, see “Regulation—Savings and Loan Holding Company Regulation.”
For Synchrony Financial to be a well-capitalized savings and loan holding company, Synchrony Bank must be well-capitalized and Synchrony Financial must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. At December 31, 2021 and 2020, Synchrony Financial met all the requirements to be deemed well-capitalized.
The following table sets forth the composition of our capital ratios for the Company calculated under the Basel III Standardized Approach rules at December 31, 2021 and 2020, respectively.

	Basel III
	At December 31, 2021		At December 31, 2020
($ in millions)	Amount	Ratio(1)	Amount	Ratio(1)
Total risk-based capital	$15,122	17.8%	$14,604	18.1%
Tier 1 risk-based capital	$14,003	16.5%	$13,525	16.8%
Tier 1 leverage	$14,003	14.7%	$13,525	14.0%
Common equity Tier 1 capital	$13,269	15.6%	$12,791	15.9%
Risk-weighted assets	$84,950		$80,561
______________________
(1)Tier 1 leverage ratio represents Total tier 1 capital as a percentage of total average assets, after certain adjustments. All other ratios presented above represent the applicable capital measure as a percentage of risk-weighted assets.
In March 2020 the joint federal bank regulatory agencies issued an interim final rule that allows banking organizations to mitigate the effects of the CECL accounting standard in their regulatory capital. Banking organizations that adopted CECL in 2020 could elect to mitigate the estimated cumulative regulatory capital effects of CECL for two years. The Company elected to adopt the option provided by the interim final rule, which largely delayed the effects of CECL on our regulatory capital through the end of 2021, after which the effects will now be phased-in over a three-year transitional period through 2024, collectively the “CECL regulatory capital transition adjustment”. The effects of CECL on our regulatory capital will be fully phased-in beginning in the first quarter of 2025.
Capital amounts and ratios at December 31, 2021 in the above table all reflect the application of the CECL regulatory capital transition adjustment. The decrease in our common equity Tier 1 capital ratio compared to December 31, 2020 was primarily due to an increase in risk-weighted assets in the year ended December 31, 2021 associated with an increase in loan receivables, including loan receivables held for sale, as well as share repurchase activity, partially offset by the retention of net earnings in the current year.

Regulatory Capital Requirements - Synchrony Bank
At December 31, 2021 and 2020, the Bank met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. The following table sets forth the composition of the Bank’s capital ratios calculated under the Basel III Standardized Approach rules at December 31, 2021 and December 31, 2020, and also reflects the CECL regulatory capital transition adjustment in the December 31, 2021 amounts and ratios.

	At December 31, 2021		At December 31, 2020		Minimum to be Well- Capitalized under Prompt Corrective Action Provisions
($ in millions)	Amount	Ratio	Amount	Ratio	Ratio
Total risk-based capital	$14,091	18.3%	$12,784	17.8%	10.0%
Tier 1 risk-based capital	$13,075	16.9%	$11,821	16.5%	8.0%
Tier 1 leverage	$13,075	15.1%	$11,821	13.6%	5.0%
Common equity Tier 1 capital	$13,075	16.9%	$11,821	16.5%	6.5%
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
Off-Balance Sheet Arrangements and Unfunded Lending Commitments
____________________________________________________________________________________________
We do not have any material off-balance sheet arrangements, including guarantees of third-party obligations. Guarantees are contracts or indemnification agreements that contingently require us to make a guaranteed payment or perform an obligation to a third-party based on certain trigger events. At December 31, 2021, we had not recorded any contingent liabilities in our Consolidated Statements of Financial Position related to any guarantees. See Note 5 - Variable Interest Entities to our condensed consolidated financial statements for more information on our investment commitments for unconsolidated VIE's.
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
Allowance for Credit Losses
Losses on loan receivables are estimated and recognized upon origination of the loan, based on expected credit losses for the life of the loan balance as of the period end date. This requires us to estimate expected losses in the portfolio as of each balance sheet date. The method for calculating the estimate of expected credit loss takes into account historical experience, and current conditions and future expectations for pools of loans with similar risk characteristics, and reasonable and supportable forecasts about the future. The model utilizes a macroeconomic forecast, with unemployment claims as the primary macroeconomic variable. We also perform a qualitative assessment in addition to model estimates and apply qualitative adjustments as necessary. The reasonable and supportable forecast period is determined primarily based upon an assessment of the current economic outlook, including the effects of COVID-19, and our ability to use available data to accurately forecast losses over time. The reasonable and supportable forecast period used in our estimate of credit losses at December 31, 2021 was 12 months, consistent with the forecast period utilized since adoption of CECL. The Company reassesses the reasonable and supportable forecast period on a quarterly basis. Beyond the reasonable and supportable forecast period, we revert to historical loss information at the loan receivables segment level over a 6-month period, gradually increasing the weight of historical losses by an equal amount each month during the reversion period, and utilize historical loss information thereafter for the remaining life of the portfolio. The reversion period, similar to the reasonable and supportable forecast period, may change in the future depending on multiple factors such as forecasting methods, portfolio changes, and macroeconomic environment.
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

Fair Value Measurements
Assets and liabilities measured at fair value every reporting period primarily include investments in debt and equity securities. Assets that are not measured at fair value every reporting period, but that are subject to fair value measurements in certain circumstances, primarily include acquired loans, loans that have been reduced to fair value when they are held for sale, equity method investments that are written down to fair value when they are impaired, as well as certain equity securities without readily determinable fair value that are measured based upon observable price changes.
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
•As we and other companies continue to work from home, our operations are subject to new risks and the competition for key talent has increased.
•Our results of operations and growth depend on our ability to retain existing partners and attract new partners.
•A significant percentage of our interest and fees on loans comes from relationships with a small number of partners, and the loss of any of these partners could adversely affect our business and results of operations.
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
Key macroeconomic conditions historically have affected our business, results of operations and financial condition and are likely to affect them in the future. Consumer confidence, unemployment and other economic indicators are among the factors that often impact consumer spending behavior and demand for credit. Poor economic conditions reduce the usage of our credit cards and other financing products and the average purchase amount of transactions on our credit cards and through our other products, which, in each case, reduces our interest and fee income. We rely primarily on interest and fees on our loan receivables to generate our net earnings. Our interest and fees on our loan receivables was $15.2 billion for the year ended December 31, 2021. Poor economic conditions also adversely affect the ability and willingness of customers to pay amounts owed to us, increasing delinquencies, bankruptcies, charge-offs and allowances for credit losses, and decreasing recoveries. For example, our over-30 day delinquency rate as a percentage of period-end loan receivables was 8.25% at December 31, 2009 during the financial crisis, compared to 2.62% at December 31, 2021, and our full-year net charge-off rate was 11.26% for the year ended December 31, 2009, compared to 2.92% for the year ended December 31, 2021. The assessment of our credit profile includes the evaluation of portfolio mix, account maturation, as well as broader consumer trends, such as payment behavior and overall indebtedness.
Economic growth in the United States can slow due to higher unemployment rates, lower housing values, concerns about the level of U.S. government debt, inflation, interest rates and fiscal actions that may be taken to address these concerns, as well as economic and political conditions in the U.S. and global markets. A prolonged period of slow economic growth or a significant deterioration in economic conditions or broader consumer trends, including wage growth, savings rates and consumer indebtedness, would likely affect consumer spending levels and the ability and willingness of customers to pay amounts owed to us, and could have a material adverse effect on our business, key credit trends, results of operations and financial condition.
Macroeconomic conditions may also cause net earnings to fluctuate and diverge from expectations of securities analysts and investors, who may have differing assumptions regarding the impact of these conditions on our business, and this may adversely impact our stock price.
In addition, as governments, investors and other stakeholders face pressures to accelerate actions to address climate change and other environmental, governance and social topics, governments may implement regulations or investors and other stakeholders may adopt new investment policies or otherwise impose new expectations that cause significant shifts in disclosure, commerce and consumption behaviors that may have negative impacts on our business and/or reputation.

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
The extent of the impact of COVID-19 on our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, including the emergence of new variants, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.
While the magnitude of the impact from COVID-19 is uncertain, we have seen and could continue to see a decline in our interest income, net interest margin, and loan receivables growth primarily due to increases in payment rates. To the extent that payment rates moderate due to lower consumer savings and/or the cessation of governmental stimulus and industry-wide forbearance measures, we could see a decline and/or volatility in purchase volume, as well as increases in our delinquencies, net charge-off rate and allowance for credit losses. The extent of the impacts from these conditions is currently uncertain and dependent on various factors and could have a material adverse effect on our business, results of operations and financial condition. For more information, see “Management's Discussion and Analysis-Results of Operations-Business Trends and Conditions.”
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
•challenges to the availability and reliability of our network due to changes to normal operations, including the possibility of one or more clusters of COVID-19 cases affecting our employees or affecting the systems or employees of our partners or the ability of our partners to maintain sufficient staffing levels; and
•an increased volume of unanticipated customer and regulatory requests for information and support, or additional regulatory requirements, which could require additional resources and costs to address, including, for example, government initiatives to reduce or eliminate payments costs.
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

As we and other companies continue to work from home, our operations are subject to new risks and the competition for key talent has increased.
In connection with COVID-19, we expanded our work from home environment and transitioned nearly all of our workforce to work remotely from home. Once the pandemic is under control, we expect many of our employees to continue to work remotely. Employees who work from home rely on residential communication networks and internet providers that may not be as resilient as commercial networks and providers and may be more susceptible to service interruptions and cyberattacks than commercial systems. Our business continuity and disaster recovery plans, which have been historically developed and tested with a focus on centralized delivery locations, may not work as effectively in a distributed work from home model, where weather impacts, network and power grid downtime may be difficult to manage. In addition, we may not be effective in timely updating our existing operating and administrative controls nor implementing new controls tailored to the work from home environment.
Remote work by a majority of our employee population may impact our culture, and employee engagement with our company, which could affect productivity and our ability to retain employees who are critical to our operations and may increase our costs and impact our financial results of operations. In addition, an increase in work from home by other companies may create more job opportunities for employees and make it more difficult for us to attract and retain key talent.
If we are unable to manage the work from home environment effectively to address these and other risks, our reputation and results of operations may be impacted.
Our results of operations and growth depend on our ability to retain existing partners and attract new partners.
Substantially all of our revenue is generated from the credit products we provide to customers of our partners pursuant to program agreements we enter into with our partners. As a result, our results of operations and growth depend on our ability to retain existing partners and attract new partners. Historically, there has been turnover in our partners, and we expect this will continue in the future. For example, in 2021, we announced that we would not be renewing our program agreement with Gap Inc.
Program agreements with our large partners and national and regional retailer and manufacturer partners typically are for multi-year terms. These program agreements generally permit our partner to terminate the agreement prior to its scheduled termination date for various reasons, including, in some cases, if we fail to meet certain service levels or change certain key cardholder terms or our credit criteria, we fail to achieve certain targets with respect to approvals of new customers as a result of the credit criteria we use, we elect not to increase the program size when the outstanding loan receivables under the program reach certain thresholds or we are not adequately capitalized, or certain force majeure events or changes in our ownership occur or a material adverse change in our financial condition occurs. A few programs with national and regional retailer and manufacturer partners also may be terminated at will by the partner on specified notice to us (e.g., several months). In addition, programs with manufacturers, buying groups and industry associations generally are made available to certain partners such as individual retail outlets, dealers and merchants under dealer agreements, which typically may be terminated at will by the partner on short notice to us (e.g., 15 days).
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

A significant percentage of our interest and fees on loans comes from relationships with a small number of large retail partners, and the loss of any of these partners could adversely affect our business and results of operations.
Our five largest programs, excluding the Gap Inc. program, based upon interest and fees on loans for the year ended December 31, 2021 were Amazon, JCPenney, Lowe’s, PayPal and Sam’s Club. These programs accounted in aggregate for 50% of our total interest and fees on loans for the year ended December 31, 2021, and 51% of loan receivables at December 31, 2021. Our programs with Lowe's and PayPal, which includes our Venmo program, each accounted for more than 10% of our total interest and fees on loans for the year ended December 31, 2021. See “Our Business—Our Sales Platforms.”
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
Our business is heavily concentrated in U.S. consumer credit. As a result, we are more susceptible to fluctuations and risks particular to U.S. consumer credit than a more diversified company. For example, our business is particularly sensitive to macroeconomic conditions that affect the U.S. economy, consumer spending and consumer credit. We are also more susceptible to the risks of increased regulations and legal and other regulatory actions that are targeted at consumer credit or the specific consumer credit products that we offer (including promotional financing). Our Health & Wellness platform is more susceptible to increased regulations and legal and other regulatory actions targeted at healthcare related procedures or services, in contrast to other industries. Our business concentration could have an adverse effect on our results of operations.
Our results depend, to a significant extent, on the active and effective promotion and support of our products by our partners.
Our partners generally accept most major credit cards and various other forms of payment, and therefore our success depends on their active and effective promotion of our products to their customers in stores and online. We depend on our partners to integrate the use of our credit products into their store culture by training their sales associates about our products, having their sales associates encourage their customers to apply for, and use, our products and otherwise effectively marketing our products. In addition, although our programs with national and regional partners typically are exclusive with respect to the credit products we offer at that partner, some programs and most Health & Wellness provider relationships are not exclusive to us, and therefore a partner may choose to promote a competitor’s financing over ours, depending upon cost, availability or attractiveness to consumers or other factors. Typically, we do not have, or utilize, any recourse against these non-exclusive partners when they do not sufficiently promote our products. Partners may also implement or fail to implement changes in their systems and technologies that may disrupt the integration between their systems and technologies and ours, which could disrupt the use of our products. The failure by our partners to effectively promote and support our products as well as changes they may make in their business models that negatively impact card usage could have a material adverse effect on our business and results of operations. In addition, if our partners engage in improper business practices, do not adhere to the terms of our program agreements or other contractual arrangements or standards, or otherwise diminish the value of our brand, we may suffer reputational damage and customers may be less likely to use our products, which could have a material adverse effect on our business and results of operations.

Our results are impacted, to a significant extent, by the financial performance of our partners.
Our ability to generate new loans and the interest and fees and other income associated with them is dependent upon sales of merchandise and services by our partners. The retail and healthcare industries in which our partners operate are intensely competitive. Our partners compete with retailers and department stores in their own geographic areas, as well as catalog and online sales businesses. Our partners in the healthcare industry compete with other healthcare providers. Our partners’ sales may decrease or may not increase as we anticipate for various reasons, some of which are in the partners’ control and some of which are not. For example, partner sales may be adversely affected by macroeconomic conditions having a national, regional or more local effect on consumer spending, business conditions affecting the general retail environment, such as supply chain disruptions or the ability to maintain sufficient staffing levels, or a particular partner or industry, or catastrophes affecting broad or more discrete geographic areas. If our partners’ sales decline for any reason, it generally results in lower credit sales, and therefore lower loan volume and associated interest and fees and other income for us from their customers. In addition, if a partner closes some or all of its stores or becomes subject to a voluntary or involuntary bankruptcy proceeding (or if there is a perception that it may become subject to a bankruptcy proceeding), its customers who have used our financing products may have less incentive to pay their outstanding balances to us, which could result in higher charge-off rates than anticipated and our costs for servicing its customers’ accounts may increase. This risk is particularly acute with respect to our largest partners that account for a significant amount of our interest and fees on loans. See “—A significant percentage of our interest and fees on loans comes from relationships with a small number of partners, and the loss of any of these partners could adversely affect our business and results of operations.” Moreover, if the financial condition of a partner deteriorates significantly or a partner becomes subject to a bankruptcy proceeding, we may not be able to recover for customer returns, customer payments made in partner stores or other amounts due to us from the partner. A decrease in sales by our partners for any reason or a bankruptcy proceeding involving any of them could have a material adverse impact on our business and results of operations.
Competition in the consumer finance industry is intense.
The success of our business depends on our ability to retain existing partners and attract new partners. The competition for partners is intense and highly competitive. Our primary competitors for partners include major financial institutions, such as Alliance Data Systems, American Express, Capital One, JPMorgan Chase, Citibank, TD Bank and Wells Fargo, and to a lesser extent, financial technology companies and potential partners’ own in-house financing capabilities. Some of our competitors are substantially larger, have substantially greater resources and may offer a broader range of products and services. We compete for partners on the basis of a number of factors, including program financial and other terms, underwriting capabilities, marketing expertise, service levels, product and service offerings (including incentive and loyalty programs), technological capabilities and integration, brand and reputation. In addition, some of our competitors for partners have a business model that allows for their partners to manage underwriting (e.g., new account approval), customer service and collections, and other core banking responsibilities that we retain but some partners may prefer to handle. As a result of competition, we may be unable to acquire new partners, lose existing relationships to competing companies or find it more costly to maintain our existing relationships.
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
In addition, companies that control access to consumer and merchant payment method choices at the point of sale or through digital wallets, commerce-related experiences, mobile applications or other technologies could choose not to accept, suppress use of, or degrade the experience of using our products. Such companies could also require payments from us to participate in such digital wallets, experiences or applications or negotiate incentives or pricing concessions, impacting our profitability on transactions.
In our retail deposits business, we have acquisition and servicing capabilities similar to other direct banking competitors. We compete for deposits with traditional banks and, in seeking to grow our direct banking business, we compete with other banks that have direct banking models similar to ours, such as Ally Financial, American Express, Barclays, Capital One 360, CIT, Citi, Citizens Bank, Discover and Marcus by Goldman Sachs. Competition among direct banks is intense because online banking provides customers the ability to rapidly deposit and withdraw funds and open and close accounts in favor of products and services offered by competitors.
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
We may not realize the value of acquisitions, strategic investments and strategic initiatives that we pursue and such investments and initiatives could divert resources or introduce unforeseen risks to our business.
We will acquire new partners and may execute strategic acquisitions, partnerships or initiatives or make other strategic investments in businesses, products, technologies or platforms to enhance or grow our business. These acquisitions and strategic investments may introduce new costs or liabilities which could impact our ability to grow or maintain acceptable performance.
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
New partnerships, acquisitions, strategic investments and strategic initiatives may not perform as expected due to lack of acceptance by partners, customers or employees, higher than forecasted costs or losses, lengthy transition periods, synergies or savings not being realized and a variety of other factors. This may result in a delay or unrealized benefit, or in some cases, increased costs or other unforeseen risks to our business.
Fraudulent activity associated with our products and services could negatively impact our operating results, brand and reputation and cause the use of our products and services to decrease and our fraud losses to increase.
We are subject to the risk of fraudulent activity associated with partners, customers and third parties handling customer information. Our fraud-related operational losses were $104 million, $334 million and $273 million for the years ended December 31, 2021, 2020 and 2019, respectively. Our products are susceptible to application fraud, because among other things, we provide immediate access to the credit line at the time of approval. In addition, sales on the internet and through mobile channels are becoming a larger part of our business and pose a greater fraudulent threat than sales made in stores. Dual Cards, general purpose, general purpose co-branded credit cards and private label credit cards are susceptible to different types of fraud, and, depending on our product channel mix, we may continue to experience variations in, or levels of, fraud-related expense that are different from or higher than that experienced by some of our competitors or the industry generally.
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
Some services important to our business are outsourced to third-party vendors. For example, our principal technology and related services (including credit card transaction processing) and production and related services (including the printing and mailing of customer statements) are handled via a contractual arrangement with Fiserv Solutions LLC (formerly First Data that was acquired by Fiserv in 2019), and the platform for our online retail deposits is also managed by Fiserv. Fiserv, and, in some cases, other third-party vendors, are the sole source or one of a limited number of sources of the services they provide for us. It would be difficult and disruptive for us to replace certain of these third-party vendors, particularly Fiserv, in a timely or seamless manner if they were unwilling or unable to continue to provide us with these services in the future (as a result of their financial or business conditions or otherwise), and our business and operations likely would be materially adversely affected. Our principal agreement with Fiserv for technology and production services expires in November 2026, unless it is terminated earlier or is extended pursuant to the terms thereof and our principal agreement with Fiserv for online retail deposits expires in July 2022, unless it is terminated earlier or is extended pursuant to the terms thereof. In addition, if a third-party provider fails to provide the services we require, fails to meet contractual requirements, such as compliance with applicable laws and regulations, or suffers a cyber-attack or other security breach, our business could suffer economic and reputational harm that could have a material adverse effect on our business and results of operations.
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
Information security risks for large financial institutions like us have increased recently in part because of new technologies, the use of the internet and telecommunications technologies (including mobile and other connected devices) to conduct financial and other business transactions, increased remote working dynamics, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions that are designed to disrupt key business services, such as consumer-facing web sites, via increasing use of ransomeware technologies. Our business performance and marketing efforts may increase our profile and therefore our risk of being targeted for cyber-attacks and other security breaches, including attacks targeting our key business services, websites, executives, and partners. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. We employ detection and response mechanisms designed to contain and mitigate security incidents, but early detection may be thwarted by sophisticated attacks and malware designed to avoid detection.

We also face risks related to cyber-attacks and other security breaches in connection with credit card and deposit transactions that typically involve the transmission of sensitive information regarding our customers through various third-parties, including our partners, retailers that are not our partners where our Dual Cards and general purpose co-branded credit cards are used, merchant acquiring banks, payment processors, card networks (e.g., Visa and MasterCard) and our processors (e.g., Fiserv). Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments such as the point of sale that we do not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of our own, and in some cases, we may have exposure and suffer losses for breaches or attacks relating to them. We also rely on numerous other third-party service providers to conduct other aspects of our business operations and face similar risks relating to them. While we regularly conduct security assessments of significant third-party service providers, we cannot be completely sure that their information security protocols are sufficient to withstand a cyber-attack or other security breach.
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
We maintain an allowance for credit losses (a reserve established through a provision for credit losses charged to expense) that we believe is appropriate to provide for expected credit losses for the life of our loan portfolio. In addition, for portfolios we acquire when we enter into new partner program agreements we are required to establish an allowance for expected credit losses for the life of the acquired loan portfolio. Any subsequent deterioration in the performance of the purchased portfolios after acquisition results in incremental credit loss reserves. Growth in our loan portfolio generally would also lead to an increase in the allowance for credit losses.

The process for establishing an allowance for credit losses is critical to our results of operations and financial condition, and requires complex models and judgments, including forecasts of economic conditions. We utilize an impairment model in accordance with ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, known as the CECL model. The CECL model requires, upon origination of a loan, the recognition of all expected credit losses over the life of the loan based on historical experience, current conditions and reasonable and supportable forecasts. Changes in economic conditions affecting borrowers, new information regarding our loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. We may underestimate our expected losses and fail to maintain an allowance for credit losses sufficient to account for these losses. In cases where we modify a loan, if the modified loans do not perform as anticipated, we may be required to establish additional allowances on these loans.
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
We are required to make various assumptions and estimates in preparing our financial statements under GAAP, including for purposes of determining our allowance for credit losses, asset impairment, reserves related to litigation and other legal matters, valuation of income and other taxes and regulatory exposures and the amounts recorded for certain contractual payments to be paid to or received from partners and others under contractual arrangements. Our most critical estimate used in preparing our financial statements is the determination of our allowance for credit losses, which was $8.7 billion at December 31, 2021. Upon origination of a loan, the estimate of expected credit losses, and any subsequent changes to such estimate, are recorded through provision for credit losses in our Consolidated Statement of Earnings. As a result, any subsequent changes we make to our underlying assumptions and estimates may result in a material adverse impact to our results of operations and the Company’s ability to return capital to our shareholders. In addition, significant assumptions and estimates are involved in determining certain disclosures required under GAAP, including those involving the fair value of our financial instruments. If the assumptions or estimates underlying our financial statements are incorrect or are required to change, the actual amounts realized on transactions and balances subject to those estimates will be different, and this could have a material adverse effect on our results of operations and financial condition.
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
In addition, at December 31, 2021, we had an aggregate of $2.7 billion of undrawn credit facilities, subject to customary borrowing conditions, from private lenders under our securitization programs and an unsecured revolving credit facility. Our ability to draw on such commitments is subject to the satisfaction of certain conditions, including the applicable securitization trust having sufficient collateral to support the draw and the absence of an early amortization event. Moreover, there are regulatory reforms that have been proposed or adopted in the United States and internationally that are intended to address certain issues that affected banks in the last financial crisis. These reforms, generally referred to as “Basel III,” subject banks to more stringent capital, liquidity and leverage requirements. To the extent that the Basel III requirements result in increased costs to the banks providing undrawn committed capacity under our securitization programs, these costs are likely to be passed on to us. In addition, in response to Basel III, some banks in the market (including certain of the private lenders in our securitization programs) have added provisions to their credit agreements permitting them to delay disbursement of funding requests for 30 days or more. If our bank lenders require delayed disbursements of funding and/or higher pricing for committing undrawn capacity to us, our cost of funding and access to liquidity could be adversely affected.
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
We obtain deposits directly from retail and commercial customers or through brokerage firms that offer our deposit products to their customers. At December 31, 2021, we had $50.1 billion in direct deposits and $12.2 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger who channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to continue to fund our growth through direct deposits.
The deposit business is highly competitive, with intense competition in attracting and retaining deposits. We compete on the basis of the rates we pay on deposits, features and benefits of our products, the quality of our customer service and the competitiveness of our digital banking capabilities. Our ability to originate and maintain retail deposits is also highly dependent on the products we offer, the strength of the Bank and the perceptions of consumers and others of our business practices and our financial health. Adverse perceptions regarding our reputation could lead to difficulties in attracting and retaining deposits accounts. Negative public opinion could result from actual or alleged conduct in a number of areas, including lending practices, regulatory compliance, inadequate protection of customer information or sales and marketing activities, and from actions taken by regulators or others in response to such conduct.
The demand for the deposit products we offer may also be reduced due to a variety of factors, such as demographic patterns, macroeconomic shocks, significant changes in the level of interest rates, changes in customer preferences, reductions in consumers’ disposable income, regulatory actions that decrease customer access to particular products or the availability of competing products which may offer more features or perceived benefits than the Bank's products. Competition from other financial services firms and others that use deposit funding products may affect deposit renewal rates, costs or availability. Changes we make to the rates offered on our deposit products may affect our profitability and liquidity.

On September 21, 2021, we announced a partnership with PayPal Holdings Inc. to offer demand savings accounts exclusively to PayPal customers. This, and other future affiliate banking products, could become important sources of funding and liquidity to the Bank. To the extent such partnerships are dissolved, the Bank may need to find suitable replacement sources of that funding and liquidity at potentially higher costs.
The Federal Deposit Insurance Act (the “FDIA”) prohibits an insured bank from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is “well capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. A bank that is “adequately capitalized” and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions under the FDIA on a bank that is “well capitalized” and at December 31, 2021, the Bank met or exceeded all applicable requirements to be deemed “well capitalized” for purposes of the FDIA. However, there can be no assurance that the Bank will continue to meet those requirements. Limitations on the Bank’s ability to accept brokered deposits for any reason (including regulatory limitations on the amount of brokered deposits in total or as a percentage of total assets) in the future could materially adversely impact our funding costs and liquidity. Any limitation on the interest rates the Bank can pay on deposits could competitively disadvantage us in attracting and retaining deposits and have a material adverse effect on our business.
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
We use the securitization of loan receivables, which involves the transfer of loan receivables to a trust and the issuance by the trust of asset-backed securities to third-party investors, as a significant source of funding. Our average level of securitized financings from third parties was $7.2 billion and $8.7 billion for the years ended December 31, 2021 and 2020, respectively. For a discussion of our securitization activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funding, Liquidity and Capital Resources—Funding Sources—Securitized Financings” and Note 5. Variable Interest Entities to our consolidated financial statements.

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
Changes in market interest rates cause our net interest income to increase or decrease, as certain of our assets and liabilities carry interest rates that fluctuate with market benchmarks. At December 31, 2021, 54.6% of our loan receivables were priced at a fixed interest rate to the customer, with the remaining 45.4% at a floating interest rate. We fund our assets with a combination of fixed rate and floating rate funding sources that include deposits, asset-backed securities and unsecured debt. The interest rate benchmark for our floating rate assets is the prime rate, and the interest rate benchmark for our floating rate liabilities is generally either the LIBOR or the federal funds rate. The prime rate and LIBOR or the federal funds rate could reset at different times or could diverge, leading to mismatches in the interest rates on our floating rate assets and floating rate liabilities. Additionally, on July 27, 2017 the UK Financial Conduct Authority announced that it would no longer encourage or compel banks to continue to contribute quotes and maintain LIBOR after 2021. However, on March 5, 2021, the ICE Benchmark Administration stated that it will continue to publish overnight, 1, 3, 6 and 12 month LIBOR settings.
The Federal Reserve Board, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation issued supervisory guidance, on November 30, 2020, encouraging banks to cease entering into new contracts that use USD LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. Regulators have not, to date, compelled banks to use a particular replacement rate for LIBOR, but market acceptance has largely gravitated toward the Secured Overnight Financing Rate (SOFR). Synchrony is not entering into any new agreements that reference LIBOR. Additionally, Synchrony is in the process of amending existing asset and liability contracts that reference LIBOR to reference a new benchmark rate. The new benchmark rates include, but are not limited to, SOFR, federal funds and U.S. Treasury bills. When our existing contracts that reference LIBOR are updated or renewed with these benchmark rates, they could reset at different times, or diverge, from the prime rate, leading to mismatches in the interest rates on our floating rate assets and floating rate liabilities. If we are unable to effectively manage the transition from LIBOR, our net earnings could be materially adversely affected.
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
A customer’s ability to repay us can be negatively impacted by increases in their payment obligations to other lenders under mortgage, credit card and other loans (including student loans). These changes can result from increases in base lending rates or structured increases in payment obligations, and could reduce the ability of our customers to meet their payment obligations to other lenders and to us. In addition, a customer’s ability to repay us can be negatively impacted by the restricted availability of credit to consumers generally, including reduced and closed lines of credit. Customers with insufficient cash flow to fund daily living expenses and lack of access to other sources of credit may be more likely to increase their card usage and ultimately default on their payment obligations to us, resulting in higher credit losses in our portfolio. Our collection operations may not compete effectively to secure more of customers’ diminished cash flow than our competitors. We may not identify customers who are likely to default on their payment obligations to us and reduce our exposure by closing credit lines and restricting authorizations quickly enough, which could have a material adverse effect on our business, results of operations and financial condition. In addition, our collection strategy depends in part on the sale of debt to third-party buyers. Regulatory or other factors may adversely affect the pricing of our debt sales or the performance of our third-party buyers, which may result in higher credit losses in our portfolio. At December 31, 2021, 22% of our portfolio’s loan receivables were from customers with a Vantage score of 650 or less (excluding unrated accounts), who typically have higher delinquency and credit losses than consumers with higher credit scores.

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
Most of our program agreements with larger retailers and certain other program agreements contain retailer share arrangements that provide for payments to our partners if the economic performance of the relevant program exceeds a contractually defined threshold. Although the share arrangements vary by partner, these arrangements are generally structured to measure the economic performance of the program, based typically on agreed upon program revenues (including interest income and certain other income) less agreed upon program expenses (including interest expense, provision for credit losses, retailer payments and operating expenses), and share portions of this amount above a negotiated threshold. These arrangements are typically designed to permit us to achieve an economic return before we are required to make payments to our partners based on the agreed contractually defined threshold. However, because the threshold and the economic performance of a program that are used to calculate payments to our partners may be based on, among other things, agreed upon measures of program expenses rather than our actual expenses, we may not be able to pass on increases in our actual expenses (such as funding costs or operating expenses) in the form of reduced payments under our retailer share arrangements, and our economic return on a program could be adversely affected. While most of our agreements contain retailer share arrangements, in some cases, where we instead provide other economic benefits to our partners such as royalties on purchase volume or payments for new accounts (for example, on our co-branded credit cards), our ability to offset increases in our costs is limited.
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
Merchants, trying to decrease their operating expenses, have sought to, and have had some success at, lowering interchange rates. Several recent events and actions indicate a continuing increase in focus on interchange by both regulators and merchants. Beyond pursuing litigation, legislation and regulation, merchants are also pursuing alternate payment platforms as a means to lower payment processing costs. To the extent interchange fees are reduced, one of our current competitive advantages with our partners—that we typically do not charge interchange fees when our private label credit card products are used to purchase our partners’ goods and services—may be reduced. Moreover, to the extent interchange fees are reduced, our income from those fees will be lower. We received $880 million of interchange fees for the year ended December 31, 2021. As a result, a reduction in interchange fees could have a material adverse effect on our business and results of operations. In addition, for our Dual Cards and general purpose co-branded credit cards, we are subject to the operating regulations and procedures set forth by the interchange network, and our failure to comply with these operating regulations, which may change from time to time, could subject us to various penalties or fees, or the termination of our license to use the interchange network, all of which could have a material adverse effect on our business and results of operations.

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
In the normal course of business, from time to time, we have been named as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with our business activities. Certain of the legal actions include claims for substantial compensatory and/or punitive damages, or claims for indeterminate amounts of damages. In addition, while historically the arbitration provision in our customer agreements generally has limited our exposure to consumer class action litigation, there can be no assurance that we will be successful in enforcing our arbitration clause in the future. There may also be legislative or other efforts to directly or indirectly prohibit the use of pre-dispute arbitration clauses, or we may be compelled as a result of competitive pressure or reputational concerns to voluntarily eliminate pre-dispute arbitration clauses. If the arbitration provision is not enforceable or eliminated (for whatever reason), our exposure to class action litigation could increase significantly. Even if our arbitration clause remains enforceable, we may be subject to mass arbitrations in which large groups of consumers bring arbitrations against the Company simultaneously.
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
Our success depends, in large part, on our ability to retain, recruit and motivate key officers and employees. Our senior management team has significant industry experience and would be difficult to replace. Competition for senior executives and other key talent in the financial services and payment industry has been intense and may further increase. We may not be able to attract and retain qualified personnel to replace or succeed members of our senior management team or other key personnel, particularly if we do not offer employment terms that are competitive with the rest of the labor market. Guidelines issued by the federal banking regulators prohibits our payment of "excessive" compensation, or compensation that could lead to our material financial loss, to our executives, employees, and directors. In addition, proposed rules implementing the executive compensation provisions of the Dodd-Frank Act would limit the type and structure of compensation arrangements that we may enter into with our senior executives and persons deemed "significant risk-takers." These restrictions could negatively impact our ability to compete with other companies in recruiting, retaining and motivating key personnel. Failure to retain talented senior leadership could have a material adverse effect on our business, results of operations and financial condition.

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
As described in greater detail below under “—Risk Management Roles and Responsibilities,” we manage enterprise risk using an integrated framework that includes board-level oversight, administration by a group of cross-functional management committees, and day-to-day implementation by a dedicated risk management team led by the Chief Risk Officer (“CRO”). We also utilize the “Three Lines of Defense” risk management model to demonstrate and structure the roles, responsibilities and accountabilities in the organization for taking and managing risk. The Risk Committee of the Board of Directors has responsibility for the oversight of the risk management program, and three other board committees have other oversight roles with respect to risk management. Several management committees and subcommittees have important roles and responsibilities in administering the risk management program, including the Enterprise Risk Management Committee (the “ERMC”), the Management Committee (the “MC”), the Asset and Liability Management Committee (the “ALCO”) and the Capital Management Committee (the “CMC”). This committee-focused governance structure provides a forum through which risk expertise is applied cross-functionally to all major decisions, including development of policies, processes and controls used by the CRO and risk management team to execute the risk management philosophy.
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
Strategic Risk
Strategic risk consists of the current or prospective risk to earnings and capital arising from changes in the business environment and from adverse business decisions, improper implementation of decisions or lack of responsiveness to changes in the business environment. The New Product Introduction (“NPI”) Sub-Committee assesses the strategic viability and consistency of each new product or service. All new initiatives require the approval of the NPI Sub-Committee and a select number of new product requests are escalated to the MC and the Board of Directors, based on level of risk.
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
Chief Executive Officer, Chief Risk Officer and Other Senior Officers
The Chief Executive Officer (“CEO”) has ultimate responsibility for ensuring the management of the Company’s risk in accordance with the Company’s approved risk appetite statement, including through their role as chairperson of the MC. The CEO also provides leadership in communicating the risk appetite to internal and external stakeholders to help embed appropriate risk taking into the overall corporate culture of the Company.
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
The senior executive officers who serve as leaders in the “First Line of Defense,” are responsible for ensuring that their respective functions operate within established risk limits, in accordance with the Company’s Risk Appetite Statement. As members of the ERMC and the MC, they are also responsible for identifying risks, considering risk when developing strategic plans, budgets and new products and implementing appropriate risk controls when pursuing business strategies and objectives. In addition, senior executive officers are responsible for deploying sufficient financial resources and qualified personnel to manage the risks inherent in the Company’s business activities.
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
On May 24, 2018, the President signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”), which amended the Dodd-Frank Act and modified certain post-crisis regulatory requirements. On October 10, 2019, the Federal Reserve Board, OCC, and FDIC issued final rules, which we refer to as the Tailoring Rules, that tailor the applicability of the Federal Reserve Board’s enhanced prudential standards relating to capital liquidity, and other risk management matters, and apply certain of these standards to savings and loan holding companies (other than those substantially engaged in insurance underwriting or commercial activities) that have total consolidated assets of $100 billion or more based on the average of the previous four quarters, referred to as “covered savings and loan holding companies.” Synchrony had average total consolidated assets of $93.9 billion for the four quarters ended December 31, 2021 and less than $100 billion in total consolidated assets for each of those quarters. As a result, Synchrony is not currently subject to most of the enhanced prudential standards under the Tailoring Rules. However, Synchrony’s average total consolidated assets have exceeded $100 billion in the past and may exceed such threshold again in future periods. If in the future Synchrony has average total consolidated assets of $100 billion or more based on a four quarter average, it will become subject to enhanced prudential standards following applicable transition periods.
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
For a discussion of our capital ratios at December 31, 2021, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Capital.”
Synchrony and the Bank elected to delay until January 1, 2022 and phase in through December 31, 2024 the impact of CECL on their regulatory capital. See “—Legislative and Regulatory Developments” for additional information.
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
Activities
In general, savings and loan holding companies may only conduct, or acquire control of companies engaged in, financial activities as permitted under the relevant provisions of the Bank Holding Company Act and the Home Owners' Loan Act (“HOLA”). Savings and loan holding companies that have elected financial holding company status generally can engage in a broader range of financial activities than are otherwise permissible for savings and loan holding companies, including securities underwriting, dealing and making markets in securities, and making merchant banking investments in non-financial companies. Synchrony has elected for financial holding company status.

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
Capital
The Bank is required by OCC regulations to maintain specified levels of regulatory capital. Institutions that are not well-capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits. The OCC is authorized and, under certain circumstances, required to take certain actions against an institution that fails to meet the minimum ratios for an adequately capitalized institution. At December 31, 2021, the Bank met or exceeded all applicable requirements to be deemed well-capitalized under OCC regulations.
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
As an insured depository institution, the Bank is also subject to the FDIA, which requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors that are established by regulation. To be well-capitalized for purposes of the FDIA, the Bank must maintain a common equity Tier 1 capital to risk-weighted assets ratio of 6.5%, a Tier 1 capital to risk-weighted assets ratio of 8%, a total capital to risk-weighted assets ratio of 10%, and a leverage ratio of Tier 1 capital to total consolidated assets of 5%, and not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by the OCC to meet or maintain a specific capital level for any capital measure. At December 31, 2021, the Bank met or exceeded all applicable requirements to be deemed well-capitalized for purposes of the FDIA.
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
Liquidity
The Bank is required to comply with prudential regulation in connection with liquidity. In particular, under OCC guidelines establishing heightened standards for governance and risk management (the “Heightened Standards”), the Bank is required to establish liquidity stress testing and planning processes, which the Bank has done. For a discussion of the Heightened Standards, see “—Heightened Standards for Risk Management Governance” below.

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
Savings associations, including the Bank, are subject to limitations on their lending and investments. These limitations include percentage of asset limitations on various types of loans the Bank may make. In addition, there are similar limitations on the types and amounts of investments the Bank may make.
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
On December 15, 2021, the OCC adopted a final rule, which took effect on January 1, 2022, to rescind changes to the OCC’s CRA regulations that the agency had adopted in June 2020 and to restore the CRA standards that previously applied to OCC-regulated institutions. The federal banking agencies have indicated their intent to engage in an interagency rulemaking process to modernize the CRA regulatory framework.
The FDIA prohibits insured banks from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited) unless it is “well-capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. A bank that is “adequately capitalized” and that accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions under the FDIA on a bank that is “well-capitalized.” Further, “undercapitalized” institutions are subject to growth limitations. At December 31, 2021, the Bank met or exceeded all applicable requirements to be deemed well-capitalized for purposes of the FDIA. An inability to accept brokered deposits in the future could materially adversely impact our funding costs and liquidity.

On December 15, 2020, the FDIC issued a final rule to revise and clarify its framework for classifying deposits as brokered deposits, including the standards for determining whether a person is a “deposit broker” and satisfies the “primary purpose” exemption from that definition. The final rule has not had a material impact on the Bank in 2021.
Deposit Insurance
The FDIA requires the Bank to pay deposit insurance assessments. Deposit insurance assessments are affected by the minimum reserve ratio with respect to the federal Deposit Insurance Fund (the “DIF”). The Dodd-Frank Act increased the minimum reserve ratio with respect to the DIF to 1.35% and removed the statutory cap on the reserve ratio. The FDIC subsequently adopted a designated ratio of 2% and may increase that ratio in the future. Since the outbreak of the COVID-19 pandemic, the amount of total estimated insured deposits has grown very rapidly while the funds in the DIF have grown at a normal rate, causing the DIF reserve ratio to fall below the statutory minimum of 1.35%. The FDIC adopted a restoration plan on September 15, 2020, to restore the DIF reserve ratio to at least 1.35% by September 30, 2028. Under the restoration plan, the FDIC will continue to closely monitor the factors that affect the DIF reserve ratio and maintain its current schedule of assessment rates.
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
Resolution Planning
Under FDIC regulations, an insured depository institution with $50 billion or more in total assets is required annually to submit to the FDIC a plan for the institution’s resolution in the event of its failure. The plan is designed to enable the FDIC, if appointed receiver for the institution, to resolve the institution under sections 11 and 13 of the FDIA in a manner that ensures that its depositors receive access to their insured deposits within one business day of the institution's failure (two business days if the failure occurs on a day other than Friday), maximizes the net present value return from the sale or disposition of the institution’s assets, and minimizes the amount of any loss realized by the creditors in the resolution. The resolution plan requirement is intended to ensure that the FDIC has access to all of the material information it needs to resolve a large insured depository institution efficiently in the event of its failure. Under a moratorium that has been in place since April 2019, the FDIC has suspended requiring resolution plan submissions for insured depository institutions with less than $100 billion in total assets.
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

Consumer Financial Services Regulation
The relationship between us and our U.S. customers is regulated under federal and state consumer protection laws. Federal laws include the Truth in Lending Act, the Equal Credit Opportunity Act, HOLA, the Fair Credit Reporting Act (the “FCRA”), the Gramm-Leach-Bliley Act (the “GLBA”), the CARD Act and the Dodd-Frank Act. These and other federal laws, among other things, require disclosures of the cost of credit, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, require safe and sound banking operations, prohibit unfair, deceptive and abusive practices, restrict our ability to raise interest rates on certain credit card balances, and subject us to substantial regulatory oversight. State and, in some cases, local laws also may regulate the relationship between us and our U.S. customers in these areas, as well as in the areas of collection practices, and may provide additional consumer protections. Moreover, we are subject to the Servicemembers Civil Relief Act, which protects persons called to active military service and their dependents from undue hardship resulting from their military service, and the Military Lending Act (the “MLA”), which extends specific protections if an account holder, at the time of account opening, is a covered active duty member of the military or certain family members thereof. The Servicemembers Civil Relief Act applies to all debts incurred prior to the commencement of active duty (including credit card and other open-end debt) and limits the amount of interest, including service and renewal charges and any other fees or charges (other than bona fide insurance) that are related to the obligation or liability. The MLA applies to certain consumer loans, including credit extended pursuant to a credit card account, and extends specific protections if an account holder, at the time of account opening, is a covered active duty member of the military or certain family members thereof (collectively, the “covered borrowers”). These protections include, but are not limited to: a limit on the military annual percentage rate that can be charged to 36%, delivery of certain required disclosures and a prohibition on mandatory arbitration agreements. If we were to extend credit to a covered borrower without complying with certain MLA provisions, the credit card agreement could be void from its inception.
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
The CARD Act, which was enacted in 2009, amended the Truth in Lending Act and required us to make significant changes to many of our business practices, including marketing, underwriting, pricing and billing. The CARD Act’s restrictions on our ability to increase interest rates on existing balances to respond to market conditions and credit risk ultimately limits our ability to extend credit to new customers and provide additional credit to current customers. Other CARD Act restrictions, such as limitations on late fees, have resulted and will continue to result in reduced interest income and loan fee income.
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
A final rule that the federal banking agencies issued in November 2021 requires banking organizations to notify their primary federal regulator of significant computer security incidents within 36 hours of determining that such an incident has occurred. The compliance date of this rule is May 1, 2022.
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
We have a program to comply with applicable privacy, information security, and data protection requirements imposed by federal, state, and foreign laws. However, if we experience a significant cybersecurity incident or our regulators deemed our information security controls to be inadequate, we could be subject to supervisory criticism or penalties, and/or suffer reputational harm.
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
Recent Legislative and Regulatory Developments
Under a December 2018 final rule, banking organizations may elect to phase in the regulatory capital effects of the CECL model, the new accounting standard for credit losses, over three years. On March 27, 2020, the CARES Act was signed into law, and included a provision that permits financial institutions to defer temporarily the use of CECL. In a related action, the joint federal bank regulatory agencies issued an interim final rule effective March 31, 2020, that allows banking organizations that implemented CECL in 2020 to elect to mitigate the effects of the CECL accounting standard on their regulatory capital for two years. This two-year delay is in addition to the three-year transition period that the agencies had already made available in December 2018. Synchrony and the Bank have elected to defer the regulatory capital effects of CECL in accordance with the interim final rule, and not to apply the deferral of CECL available under the CARES Act. As a result, the effects of CECL on Synchrony’s and the Bank’s regulatory capital were delayed through the year 2021, and have begun to be phased-in over a three-year period from January 1, 2022 through December 31, 2024. Under the March 31, 2020 interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period included both the initial impact of a banking organization’s adoption of CECL at January 1, 2020, and 25% of subsequent changes in its allowance for credit losses during each quarter of the two-year period ended December 31, 2021.
The CARES Act also included a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring accounting under ASC Subtopic 310-40 in certain circumstances (“section 4013”). To be eligible under section 4013 of the CARES Act, as amended by the Consolidated Appropriations Act, 2021, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) January 1, 2022. In response to this section of the CARES Act, the federal banking agencies, in consultation with the Financial Accounting Standards Board, issued a revised interagency statement on April 7, 2020, that confirms that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 are not considered troubled debt restructurings under ASC Subtopic 310-40. Modifications covered under the interagency statement include delays in payment that are insignificant or short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, and extensions of repayment terms to borrowers that were current prior to any relief. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.

The CARES Act included a range of other provisions designed to support the U.S. economy and mitigate the impact of the COVID-19 pandemic on financial institutions and their customers, including through the authorization of various programs and measures to be implemented by the U.S. Department of the Treasury, the Small Business Administration, and the Federal Reserve Board. Further, in response to the COVID-19 pandemic, the Federal Reserve Board implemented a number of facilities to provide emergency liquidity to various segments of the U.S. economy and financial markets. Additionally, on March 15, 2020, in response to the COVID-19 pandemic, the Federal Reserve Board reduced reserve requirements for insured depository institutions to zero percent.
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

Banking laws and regulations are primarily intended to protect consumers, federally insured deposits, the DIF and the banking system as a whole, and not intended to protect our stockholders, noteholders or creditors. If we (or our service providers, including our partners) fail to satisfy applicable laws and regulations, our respective regulators have broad discretion to enforce those laws and regulations, including with respect to the operation of our business, required capital levels, payment of dividends and other capital distributions, engaging in certain activities and making acquisitions and investments. Our regulators also have broad discretion with respect to the manner in which they enforce applicable laws and regulations, including through enforcement actions that could subject us to civil money penalties, customer remediation programs, increased compliance costs, and limits or prohibitions on our ability to offer certain products and services or to engage in certain activities. In addition, to the extent we undertake actions requiring regulatory approval or non-objection, our regulators may make their approval or non-objection subject to conditions or restrictions that could have a material adverse effect on our business, results of operations and financial condition. Any other actions taken by our regulators could have a material adverse impact on our business, reputation and brand, results of operations and financial condition. Moreover, some of our competitors are subject to different, and in some cases less restrictive, statutory and/or regulatory regimes, which may have the effect of providing them with a competitive advantage over us.
New laws, regulations, policies, or practical changes in enforcement of existing laws, regulations or policies applicable to our business, or our own reexamination of our current practices, could adversely impact our profitability, limit our ability to continue existing or pursue new business activities, require us to change certain of our business practices or alter our relationships with customers, affect retention of our key personnel, affect how we interact with our partners and/or service providers, or expose us to additional costs (including increased compliance costs and/or customer remediation). These changes may also require us to invest significant management attention and resources to make any necessary changes and could adversely affect our business, results of operations and financial condition. For example, the CFPB has broad authority over our business and there continues to be uncertainty as to how the CFPB's actions will impact our business. See “—There continues to be uncertainty as to how the Consumer Financial Protection Bureau’s actions will impact our business; the agency’s actions have had and may continue to have an adverse impact on our business.”
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
The Dodd-Frank Act and regulations promulgated thereunder have had, and may continue to have, a significant adverse impact on our business, results of operations and financial condition. For example, the Dodd-Frank Act and related regulations restrict certain business practices, impose stringent capital, liquidity and leverage ratio requirements, as well as additional costs (including increased compliance costs and increased costs of funding raised through the issuance of asset-backed securities), on us, and impact the value of our assets. In addition, the Dodd-Frank Act requires us to serve as a source of financial strength for any insured depository institution we control, such as the Bank. Such support may be required by the Federal Reserve Board at times when we might otherwise determine not to provide it or when doing so is not otherwise in the interest of Synchrony or its stockholders, noteholders or creditors. We describe certain provisions of the Dodd-Frank Act and other legislative and regulatory developments in “Regulation—Regulation Relating to Our Business.”
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

Further, the ongoing implementation of the Dodd-Frank Act, the recent and possible future changes to the regulatory framework applicable to Synchrony and the Bank, and additional rulemaking make it difficult to assess the overall financial impact of the Dodd-Frank Act and related regulatory developments on us and across the industry.
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
There is ongoing uncertainty as to how the CFPB’s strategies and priorities, including in both its examination and enforcement processes, will impact our business and our results of operations going forward. Actions by the CFPB could result in requirements to alter or cease offering affected products and services, including deferred interest products, making them less attractive to consumers and less profitable to us and also restricting our ability to offer them. In addition, since 2013, the Bank has entered into two consent orders with the CFPB - one in 2013 (the “2013 CFPB Consent Order”), which required us to provide remediation to certain customers and to make a number of changes to our CareCredit training, sales, marketing and servicing practices; and another in 2014 (together with the 2013 CFPB Consent Order, the “Consent Orders”) with respect to a debt cancellation product and sales practices and an unrelated issue that arose from the Bank’s self-identified omission of certain Spanish-speaking customers and customers residing in Puerto Rico from two offers that were made to certain delinquent customers. The Bank’s resolutions with the CFPB do not preclude other regulators or state attorneys general from seeking additional monetary or injunctive relief with respect to these or other issues, and any such relief could have a material adverse effect on our business, results of operations or financial condition.
Although we have committed significant resources to enhancing our compliance programs, changes by the CFPB in regulatory expectations, interpretations or practices or interpretations that are different or stricter than ours or those adopted in the past by the CFPB or other regulators could increase the risk of additional enforcement actions, fines and penalties. Most recently, the CFPB has identified certain areas of concern for consumers, including, for example, the increasing sophistication of underwriting, fair lending concerns (including in marketing), debt collection, and excessive and/or unexpected fees. Actions by the CFPB with respect to these or other areas could result in requirements to alter our products and services that may make them less attractive to consumers or less profitable to us.
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

The Dodd-Frank Act authorizes state officials to enforce regulations issued by the CFPB and to enforce the Act’s general prohibition against unfair, deceptive or abusive acts or practices. This could make it more difficult than in the past for federal financial regulators to declare state laws that differ from federal standards to be preempted. To the extent that states enact requirements that differ from federal standards or state officials and courts adopt interpretations of federal consumer laws that differ from those adopted by the CFPB, we may be required to alter or cease offering products or services in some jurisdictions, which would increase compliance costs and reduce our ability to offer the same products and services to consumers nationwide, and we may be subject to a higher risk of state enforcement actions.
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
Synchrony and the Bank may be subject to increasingly stringent capital adequacy standards in the future. For instance, if in the future Synchrony has $100 billion or more in average total consolidated assets based on a four quarter average, Synchrony will become subject to biennial supervisory stress tests, a formal capital plan submission requirement, and the stress capital buffer. See “Regulation—Regulation Relating to Our Business— Savings and Loan Holding Company Regulation—Capital” and “Regulation—Regulation Relating to Our Business— Savings and Loan Holding Company Regulation—Dividends and Stock Repurchases.” While Synchrony had less than $100 billion in average total consolidated assets as of December 31, 2021 and less than $100 billion in total consolidated assets in each of the four quarters ending as of December 31, 2021, its average total consolidated assets have exceeded $100 billion in the past and may exceed such threshold again in future periods. If Synchrony becomes subject to supervisory stress tests, a formal capital plan submission requirement, and/or the stress capital buffer, Synchrony could be subject to additional restrictions on its ability to return capital to shareholders.
Additionally, ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, which implements an impairment model, CECL, based on expected credit losses, requires us to recognize all expected credit losses over the life of a loan based on historical experience, current conditions, and reasonable and supportable forecasts. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies — New Accounting Standards, to our consolidated financial statements for additional information related to this accounting standard for credit losses and its impact to the Company’s allowance for credit losses.
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
Synchrony must also continue to comply with regulatory requirements related to the maintenance, management, monitoring and reporting of liquidity as discussed in “Regulation—Regulation Relating to Our Business.” Under the Tailoring Rules, enhanced prudential standards with respect to liquidity management apply to covered savings and loan holding companies with $100 billion or more in average total consolidated assets, based on a four quarter average. See “Regulation—Regulation Relating to Our Business—Legislative and Regulatory Developments.” If such requirements apply to us in the future, our results and operations and financial condition could be materially adversely affected.

We are subject to restrictions that limit our ability to pay dividends and repurchase our common stock; the Bank is subject to restrictions that limit its ability to pay dividends to us, which could limit our ability to pay dividends, repurchase our common stock or make payments on our indebtedness.
We are limited in our ability to pay dividends and repurchase our common stock by the Federal Reserve Board, which has broad authority to review our capital planning and risk management processes, and our current, projected and stressed capital levels, and to object to any capital action that the Federal Reserve Board considers to be unsafe or unsound. In addition, the declaration and amount of any future dividends to holders of our common stock or stock repurchases will be at the discretion of the Board of Directors and will depend on many factors, including our financial condition, earnings, capital and liquidity position, including the Bank, applicable regulatory requirements, corporate law and contractual restrictions and other factors that the Board of Directors deems relevant. Any inability to pay dividends or repurchase our common stock could adversely affect the market price of our common stock and market perceptions of Synchrony Financial. See “Regulation—Regulation Relating to Our Business—Savings and Loan Holding Company Regulation-Dividends and Stock Repurchases.”
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

Furthermore, legislators and/or regulators in the United States and other countries in which we operate are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices; our collection, use, sharing, retention and safeguarding of consumer and/or employee information; and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. In the United States, this includes increased privacy-related enforcement activity at the federal level, by the Federal Trade Commission, as well as at the state level, such as with regard to mobile applications, and state legislation such as the CCPA, which could increase our costs. In the European Union, this includes the General Data Protection Regulation. See “Regulation—Regulation Relating to Our Business—Privacy.”
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
We regularly use third-party vendors and subcontractors as part of our business. We also have substantial ongoing business relationships with our partners and other third parties. These types of third-party relationships are subject to increasingly demanding regulatory requirements and attention by our federal bank regulators (the Federal Reserve Board, the OCC and the FDIC) and our consumer financial services regulator (the CFPB). Regulatory guidance requires us to enhance our due diligence, ongoing monitoring and control over our third-party vendors and subcontractors and other ongoing third-party business relationships, including with our partners. In certain cases, we may be required to renegotiate our agreements with these vendors and/or their subcontractors to meet these enhanced requirements, which could increase our costs. These regulatory expectations may change, and potentially become more rigorous in certain ways, due to an interagency effort to replace existing guidance on the risk management of third-party relationships with new guidance. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third-party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third-party vendors and subcontractors or other ongoing third-party business relationships, or that such third parties have not performed appropriately, we could be subject to enforcement actions, including the imposition of civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation.
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
Opinion on Internal Control Over Financial Reporting
We have audited Synchrony Financial and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Statements of Financial Position of the Company as of December 31, 2021 and 2020, the related Consolidated Statements of Earnings, Comprehensive Income, Changes in Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 10, 2022 expressed an unqualified opinion on those consolidated financial statements.
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
February 10, 2022

Report of Independent Registered Public Accounting Firm
____________________________________________________________________________________________

To the Stockholders and Board of Directors
Synchrony Financial:
Opinion on the Consolidated Financial Statements
We have audited the accompanying Consolidated Statements of Financial Position of Synchrony Financial and subsidiaries (the Company) as of December 31, 2021 and 2020, the related Consolidated Statements of Earnings, Comprehensive Income, Changes in Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 10, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Allowance for Credit Losses on Loan Receivables excluding Troubled Debt Restructurings
As discussed in Notes 2 and 4 to the consolidated financial statements, the Company’s total allowance for credit losses as of December 31, 2021 was $8,688 million, of which $8,206 million related to the ACL for loan receivables excluding troubled debt restructurings (the December 31, 2021 non-TDR ACL). The Company estimated and recognized losses on loan receivables upon origination of the loan, based on expected credit losses for the life of the loan balance as of the period end date. Expected credit loss estimates for the December 31, 2021 non-TDR ACL involved modeling of loss projections attributable to existing loan balances, considering historical experience, current conditions, and future expectations for pools of loans with similar risk characteristics over the reasonable and supportable forecast period. The model utilized a macroeconomic forecast, with unemployment claims as the primary macroeconomic variable. The Company used an enhanced migration analysis to estimate the likelihood that a loan will progress through the various stages of delinquency. After the reasonable and supportable forecast period, the Company reverted to historical loss information at the loan receivables segment level. The historical loss information was derived from a combination of recessionary and non-recessionary performance periods. In determining expected credit losses over the life of the loan balance, the Company utilized an approach which implicitly considered total expected future payments and applied appropriate allocations to reduce those payments in order to estimate losses pertaining to measurement date loan receivables. The Company also performed a qualitative assessment in addition to model estimates and applied qualitative adjustments as necessary.
We identified the assessment of the December 31, 2021 non-TDR ACL as a critical audit matter. A high degree of auditor effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the December 31, 2021 non-TDR ACL due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the December 31, 2021 non-TDR ACL methodologies, including the methods and models used to estimate expected credit losses. The assessment also included an evaluation of the significant assumptions to the December 31, 2021 non-TDR ACL, which included: (1) the segmentation of the loan receivables population with similar risk characteristics, (2) the length of the historical experience, (3) the length of the reasonable and supportable forecast period, (4) the estimated life of the loan, (5) the reversion to historical loss information, and (6) the macroeconomic forecast. The assessment also included an evaluation of the conceptual soundness of the models. In addition, auditor judgment was required to evaluate the sufficiency of the audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the December 31, 2021 non-TDR ACL, including controls over the:

•development of the December 31, 2021 non-TDR ACL methodologies
•development of the models
•identification and determination of the significant assumptions
•analysis of the December 31, 2021 non-TDR ACL results, trends, and ratios.
We evaluated the Company’s process to develop the December 31, 2021 non-TDR ACL by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized industry knowledge and experience, who assisted in:

•evaluating the Company’s December 31, 2021 non-TDR ACL methodologies for compliance with U.S. generally accepted accounting principles
•assessing the conceptual soundness of the models used by inspecting model documentation to determine whether the models are suitable for intended use
•determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and evaluating statistical testing performed
•evaluating the length of the historical experience period by comparing to portfolio performance and evaluating the back-testing and sensitivity testing performed
•evaluating the length of the reasonable and supportable period by comparing to model performance, including backtesting results, the quantitative methodology, and industry practice
•determining whether the estimated life of the loan is appropriate based on empirical analysis performed and industry practice
•evaluating whether the length of the reversion period is appropriate based on empirical analysis
•evaluating whether the reversion method uses a systematic and rational approach

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
We also assessed the sufficiency of the audit evidence obtained related to the December 31, 2021 non-TDR ACL by evaluating the cumulative results of the audit procedures and potential bias in the accounting estimates.

/s/ KPMG LLP
We have served as the Company’s auditor since 2013.
New York, New York
February 10, 2022

Synchrony Financial and subsidiaries
Consolidated Statements of Earnings ____________________________________________________________________________________

For the years ended December 31 ($ in millions, except per share data)	2021	2020	2019
Interest income:
Interest and fees on loans (Note 4)	$15,228	$15,950	$18,705
Interest on cash and debt securities	43	117	385
Total interest income	15,271	16,067	19,090
Interest expense:
Interest on deposits	566	1,094	1,566
Interest on borrowings of consolidated securitization entities	169	237	358
Interest on senior unsecured notes	297	334	367
Total interest expense	1,032	1,665	2,291
Net interest income	14,239	14,402	16,799
Retailer share arrangements	(4,528)	(3,645)	(3,858)
Provision for credit losses (Note 4)	726	5,310	4,180
Net interest income, after retailer share arrangements and provision for credit losses	8,985	5,447	8,761
Other income:
Interchange revenue	880	652	748
Debt cancellation fees	284	278	265
Loyalty programs	(992)	(649)	(743)
Other	309	124	101
Total other income	481	405	371
Other expense:
Employee costs	1,501	1,380	1,455
Professional fees	782	759	867
Marketing and business development	486	448	549
Information processing	550	492	485
Other	644	976	889
Total other expense	3,963	4,055	4,245
Earnings before provision for income taxes	5,503	1,797	4,887
Provision for income taxes (Note 14)	1,282	412	1,140
Net earnings	$4,221	$1,385	$3,747
Net earnings available to common stockholders	$4,179	$1,343	$3,747

Earnings per share
Basic	$7.40	$2.28	$5.59
Diluted	$7.34	$2.27	$5.56

See accompanying notes to consolidated financial statements.

Synchrony Financial and subsidiaries
Consolidated Statements of Comprehensive Income
____________________________________________________________________________________________

For the years ended December 31 ($ in millions)	2021	2020	2019

Net earnings	$4,221	$1,385	$3,747

Other comprehensive income (loss)
Debt securities	(21)	26	36
Currency translation adjustments	(4)	2	4
Employee benefit plans	7	(21)	(23)
Other comprehensive income (loss)	(18)	7	17

Comprehensive income	$4,203	$1,392	$3,764

Amounts presented net of taxes.

See accompanying notes to consolidated financial statements.

Synchrony Financial and subsidiaries
Consolidated Statements of Financial Position
____________________________________________________________________________________________

At December 31 ($ in millions)	2021	2020

Assets
Cash and equivalents	$8,337	$11,524
Debt securities (Note 3)	5,283	7,469
Loan receivables: (Notes 4 and 5)
Unsecuritized loans held for investment	60,211	56,472
Restricted loans of consolidated securitization entities	20,529	25,395
Total loan receivables	80,740	81,867
Less: Allowance for credit losses	(8,688)	(10,265)
Loan receivables, net	72,052	71,602
Loan receivables held for sale (Note 4)	4,361	5
Goodwill (Note 6)	1,105	1,078
Intangible assets, net (Note 6)	1,168	1,125
Other assets	3,442	3,145
Total assets	$95,748	$95,948

Liabilities and Equity
Deposits: (Note 7)
Interest-bearing deposit accounts	$61,911	$62,469
Non-interest-bearing deposit accounts	359	313
Total deposits	62,270	62,782
Borrowings: (Notes 5 and 8)
Borrowings of consolidated securitization entities	7,288	7,810
Senior unsecured notes	7,219	7,965
Total borrowings	14,507	15,775
Accrued expenses and other liabilities	5,316	4,690
Total liabilities	$82,093	$83,247

Equity:
Preferred stock, par share value $0.001 per share; 750,000 shares authorized; 750,000 shares issued and outstanding at both December 31, 2021 and 2020 and aggregate liquidation preference of $750 at both December 31, 2021 and 2020	$734	$734
Common stock, par share value $0.001 per share; 4,000,000,000 shares authorized; 833,984,684 shares issued at both December 31, 2021 and 2020; 526,830,205 and 584,009,550 shares outstanding at December 31, 2021 and 2020, respectively	1	1
Additional paid-in capital	9,669	9,570
Retained earnings	14,245	10,621
Accumulated other comprehensive income (loss):
Debt securities	4	25
Currency translation adjustments	(26)	(22)
Employee benefit plans	(47)	(54)
Treasury stock, at cost; 307,154,479 and 249,975,134 shares at December 31, 2021 and 2020, respectively	(10,925)	(8,174)
Total equity	13,655	12,701
Total liabilities and equity	$95,748	$95,948

See accompanying notes to consolidated financial statements.

Synchrony Financial and subsidiaries
Consolidated Statements of Changes in Equity
____________________________________________________________________________________________

	Preferred Stock		Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2019	—	$—	833,985	$1	$9,482	$8,986	$(62)	$(3,729)	$14,678
Net earnings	—	—	—	—	—	3,747	—	—	3,747
Other comprehensive income	—	—	—	—	—	—	17	—	17
Issuance of preferred stock	750	734	—	—	—	—	—	—	734
Purchases of treasury stock	—	—	—	—	—	—	—	(3,618)	(3,618)
Stock-based compensation	—	—	—	—	55	(48)	—	104	111
Dividends - common stock ($0.86 per share)	—	—	—	—	—	(581)	—	—	(581)
Other	—	—	—	—	—	13	(13)	—	—
Balance at December 31, 2019	750	$734	833,985	$1	$9,537	$12,117	$(58)	$(7,243)	$15,088
Cumulative effect of change in accounting principle	—	—	—	—	—	(2,276)	—	—	(2,276)
Adjusted balance, beginning of period	750	734	833,985	1	9,537	9,841	(58)	(7,243)	12,812
Net earnings	—	—	—	—	—	1,385	—	—	1,385
Other comprehensive income	—	—	—	—	—	—	7	—	7
Purchases of treasury stock	—	—	—	—	—	—	—	(985)	(985)
Stock-based compensation	—	—	—	—	33	(43)	—	54	44
Dividends - preferred stock ($56.40 per share)	—	—	—	—	—	(42)	—	—	(42)
Dividends - common stock ($0.88 per share)	—	—	—	—	—	(520)	—	—	(520)
Other	—	—	—	—	—	—	—	—	—
Balance at December 31, 2020	750	$734	833,985	$1	$9,570	$10,621	$(51)	$(8,174)	$12,701
Net earnings	—	—	—	—	—	4,221	—	—	4,221
Other comprehensive income	—	—	—	—	—	—	(18)	—	(18)
Purchases of treasury stock	—	—	—	—	—	—	—	(2,876)	(2,876)
Stock-based compensation	—	—	—	—	99	(55)	—	125	169
Dividends - preferred stock ($56.24 per share)	—	—	—	—	—	(42)	—	—	(42)
Dividends - common stock ($0.88 per share)	—	—	—	—	—	(500)	—	—	(500)
Other	—	—	—	—	—	—	—	—	—
Balance at December 31, 2021	750	$734	833,985	$1	$9,669	$14,245	$(69)	$(10,925)	$13,655

See accompanying notes to consolidated financial statements.

Synchrony Financial and subsidiaries
Consolidated Statements of Cash Flows
____________________________________________________________________________________________

For the years ended December 31 ($ in millions)	2021	2020	2019
Cash flows - operating activities
Net earnings	$4,221	$1,385	$3,747
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for credit losses	726	5,310	4,180
Deferred income taxes	219	(602)	23
Depreciation and amortization	390	383	367
(Increase) decrease in interest and fees receivable	424	339	(391)
(Increase) decrease in other assets	37	19	93
Increase (decrease) in accrued expenses and other liabilities	560	(67)	363
All other operating activities	522	720	608
Cash provided from (used for) operating activities	7,099	7,487	8,990

Cash flows - investing activities
Maturity and sales of debt securities	5,080	8,383	8,085
Purchases of debt securities	(2,990)	(9,913)	(7,856)
Proceeds from sale of loan receivables	23	709	8,203
Net (increase) decrease in loan receivables, including held for sale	(6,378)	713	(8,033)
All other investing activities	(549)	(390)	(660)
Cash provided from (used for) investing activities	(4,814)	(498)	(261)

Cash flows - financing activities
Borrowings of consolidated securitization entities
Proceeds from issuance of securitized debt	2,361	675	3,345
Maturities and repayment of securitized debt	(2,886)	(3,283)	(7,377)
Senior unsecured notes
Proceeds from issuance of senior unsecured notes	744	—	1,985
Maturities and repayment of senior unsecured notes	(1,500)	(1,500)	(2,100)
Dividends paid on preferred stock	(42)	(42)	—
Proceeds from issuance of preferred stock	—	—	734
Net increase (decrease) in deposits	(534)	(2,369)	1,117
Purchases of treasury stock	(2,876)	(985)	(3,618)
Dividends paid on common stock	(500)	(520)	(581)
All other financing activities	29	(7)	37
Cash provided from (used for) financing activities	(5,204)	(8,031)	(6,458)

Increase (decrease) in cash and equivalents, including restricted amounts	(2,919)	(1,042)	2,271
Cash and equivalents, including restricted amounts, at beginning of year	11,605	12,647	10,376
Cash and equivalents at end of year:
Cash and equivalents	8,337	11,524	12,147
Restricted cash and equivalents included in other assets	349	81	$500
Total cash and equivalents, including restricted amounts, at end of year	$8,686	$11,605	$12,647

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$(1,034)	$(1,691)	$(2,272)
Cash paid during the year for income taxes	$(1,112)	$(847)	$(1,017)

See accompanying notes to consolidated financial statements.

Synchrony Financial and subsidiaries
Notes to Consolidated Financial Statements
____________________________________________________________________________________________
NOTE 1.    BUSINESS DESCRIPTION
Synchrony Financial (the “Company”) provides a range of credit products through financing programs it has established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers. We primarily offer private label, Dual Card, co-brand and general purpose credit cards, as well as short- and long-term installment loans, and savings products insured by the Federal Deposit Insurance Corporation (“FDIC”) through Synchrony Bank (the “Bank”).
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
We primarily conduct our business within the United States and Canada and substantially all of our revenues are from U.S. customers. The operating activities conducted by our non-U.S. affiliates use the local currency as their functional currency. The effects of translating the financial statements of these non-U.S. affiliates to U.S. dollars are included in equity. Asset and liability accounts are translated at period-end exchange rates, while revenues and expenses are translated at average rates for the respective periods.
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

Segment Reporting
We conduct our operations through a single business segment. Substantially all of our interest and fees on loans and long-lived assets relate to our operations within the United States. Pursuant to FASB Accounting Standards Codification (“ASC”) 280, Segment Reporting, operating segments represent components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. The chief operating decision maker uses a variety of measures to assess the performance of the business as a whole, depending on the nature of the activity. Revenue activities are primarily managed through five sales platforms (Home & Auto, Digital, Diversified & Value, Health & Wellness and Lifestyle). Those platforms are organized by the types of partners we work with to reach our customers, with success principally measured based on interest and fees on loans, loan receivables, active accounts and other sales metrics. Detailed profitability information of the nature that could be used to allocate resources and assess the performance and operations for each sales platform individually, however, is not used by our chief operating decision maker. Expense activities, including funding costs, credit losses and operating expenses, are not measured for each platform but instead are managed for the Company as a whole.
Cash and Equivalents
Debt securities, money market instruments and bank deposits with original maturities of three months or less are included in cash and equivalents unless designated as available-for-sale and classified as debt securities. Cash and equivalents at December 31, 2021 primarily included cash and due from banks of $1.5 billion and interest-bearing deposits in other banks of $6.8 billion. Cash and equivalents at December 31, 2020 primarily included cash and due from banks of $1.4 billion and interest-bearing deposits in other banks of $10.1 billion.
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
If a loan is transferred from held for investment to held for sale, any associated allowance for credit loss is reversed through earnings, and the loan is transferred to held for sale at amortized cost. The amount by which amortized cost basis exceeds fair value is accounted for as a valuation allowance. The loan is carried at the lower of amortized cost or fair value.
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

Losses on loan receivables are estimated and recognized upon origination of the loan, based on expected credit losses for the life of the loan balance as of the period end date. Expected credit loss estimates involve modeling loss projections attributable to existing loan balances, considering historical experience, current conditions and future expectations for pools of loans with similar risk characteristics over the reasonable and supportable forecast period. The model utilizes a macroeconomic forecast, with unemployment claims as the primary macroeconomic variable. We also perform a qualitative assessment in addition to model estimates and apply qualitative adjustments as necessary. The reasonable and supportable forecast period is determined primarily based upon an assessment of the current economic outlook, including the effects of COVID-19 and our ability to use available data to accurately forecast losses over time. The reasonable and supportable forecast period used in our estimate of credit losses at December 31, 2021 was 12 months, consistent with the forecast period utilized since adoption of CECL. The Company reassesses the reasonable and supportable forecast period on a quarterly basis. Beyond the reasonable and supportable forecast period, we revert to historical loss information at the loan receivables segment level over a 6-month period, gradually increasing the weight of historical losses by an equal amount each month during the reversion period, and utilize historical loss information thereafter for the remaining life of the portfolio. The historical loss information is derived from a combination of recessionary and non-recessionary performance periods, weighted by the time span of each period. Similar to the reasonable and supportable forecast period, we also reassess the reversion period and historical mean on a quarterly basis, considering any required adjustments for differences in underwriting standards, portfolio mix, and other relevant data shifts over time.
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
Retailer Share Arrangements
Most of our program agreements with large retail and certain other partners contain retailer share arrangements that provide for payments to our partners if the economic performance of the program exceeds a contractually defined threshold. We also provide other economic benefits to our partners such as royalties on purchase volume or payments for new accounts, in some cases instead of retailer share arrangements (for example, on our co-branded credit cards). Although the share arrangements vary by partner, these arrangements are generally structured to measure the economic performance of the program, based typically on agreed upon program revenues (including interest income and certain other income) less agreed upon program expenses (including interest expense, provision for credit losses, retailer payments and operating expenses), and share portions of this amount above a negotiated threshold. These thresholds and the economic performance of a program are based on, among other things, agreed upon measures of program expenses. On a quarterly basis, we make a judgment as to whether it is probable that the performance threshold will be met under a particular retail partner’s retailer share arrangement. The current period’s estimated contribution to that ultimate expected payment is recorded as a liability. To the extent facts and circumstances change and the cumulative probable payment for prior months has changed, a cumulative adjustment is made to align the retailer share arrangement liability balance with the amount considered probable of being paid relating to past periods.
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
We maintain policies and procedures to value instruments using the best and most relevant data available. In addition, we have risk management teams that review valuations, including independent price validation for certain instruments. We use non-binding broker quotes and third-party pricing services, when available, as our primary basis for valuation when there is limited or no relevant market activity for a specific instrument or for other instruments that share similar characteristics. We have not adjusted prices that we have obtained. In the absence of such data, such measurements involve developing assumptions based on internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date.

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
Recurring Fair Value Measurements
Our investments in debt and certain equity securities, as well as certain financial assets and liabilities for which we have elected the fair value option, are measured at fair value every reporting period on a recurring basis.
Non-Recurring Fair Value Measurements
Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.
Equity Securities Without Readily Determinable Fair Values

The company measures certain equity securities without readily determinable fair values using observable price changes in orderly transactions for the identical or a similar investment of the same issuer when they occur. Changes in observable price changes are recognized in other income in our Consolidated Statement of Income.
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

NOTE 3.    DEBT SECURITIES
All of our debt securities are classified as available-for-sale and are held to meet our liquidity objectives or to comply with the Community Reinvestment Act (“CRA”). Our debt securities consist of the following:

	December 31, 2021				December 31, 2020
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
($ in millions)	cost	gains	losses	fair value	cost	gains	losses	fair value
U.S. government and federal agency	$2,222	$—	$(2)	$2,220	$3,926	$1	$—	$3,927
State and municipal	13	—	—	13	40	—	(1)	39
Residential mortgage-backed(a)	597	12	(3)	606	817	25	—	842
Asset-backed(b)	2,432	2	(4)	2,430	2,652	9	—	2,661
Other	13	1	—	14	—	—	—	—
Total	$5,277	$15	$(9)	$5,283	$7,435	$35	$(1)	$7,469
_____________
(a)    All of our residential mortgage-backed securities have been issued by government-sponsored entities and are collateralized by U.S. mortgages. At December 31, 2021 and 2020, $145 million and $229 million of residential mortgage-backed securities, respectively, are pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve Discount Window advances.
(b)    Our asset-backed securities are collateralized by credit card and auto loans.
The following table presents the estimated fair values and gross unrealized losses of our available-for-sale debt securities:

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
($ in millions)	fair value	losses	fair value	losses
At December 31, 2021
U.S. government and federal agency	$563	$(2)	$—	$—
State and municipal	4	—	—	—
Residential mortgage-backed	105	(2)	27	(1)
Asset-backed	1,653	(4)	—	—
Total	$2,325	$(8)	$27	$(1)

At December 31, 2020
U.S. government and federal agency	$—	$—	$—	$—
State and municipal	3	—	21	(1)
Residential mortgage-backed	6	—	—	—
Asset-backed	242	—	—	—
Total	$251	$—	$21	$(1)
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

Contractual Maturities of Investments in Available-for-Sale Debt Securities

	Amortized	Estimated	Weighted
At December 31, 2021 ($ in millions)	cost	fair value	Average yield(a)
Due
Within one year	$3,440	$3,440	0.3%
After one year through five years	$1,231	$1,227	0.5%
After five years through ten years	$333	$341	1.9%
After ten years	$273	$275	1.7%
______________________
(a)Weighted average yield is calculated based on the amortized cost of each security. In calculating yield, no adjustment has been made with respect to any tax-exempt obligations.
We expect actual maturities to differ from contractual maturities because borrowers have the right to prepay certain obligations.
There were no material realized gains or losses recognized for the years ended December 31, 2021, 2020 and 2019.
Although we generally do not have the intent to sell any specific securities held at December 31, 2021, in the ordinary course of managing our debt securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield, liquidity requirements and funding obligations.
NOTE 4.    LOAN RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

At December 31 ($ in millions)	2021	2020
Credit cards	$76,628	$78,455
Consumer installment loans	2,675	2,125
Commercial credit products	1,372	1,250
Other	65	37
Total loan receivables, before allowance for credit losses(a)(b)	$80,740	$81,867
_______________________
(a)Total loan receivables include $20.5 billion and $25.4 billion of restricted loans of consolidated securitization entities at December 31, 2021 and 2020, respectively. See Note 5. Variable Interest Entities for further information on these restricted loans.
(b)At December 31, 2021 and 2020, loan receivables included deferred costs, net of deferred income, of $211 million and $153 million, respectively.
Loan Receivables Held for Sale
In August 2021, we entered into an agreement to sell loan receivables associated with our program agreement with Gap Inc. In addition, in December 2021 we entered into an agreement to sell loan receivables associated with our program agreement with BP. As a result, at December 31, 2021, $4.4 billion of loan receivables are classified as loan receivables held for sale on our Consolidated Statement of Financial Position.
During the year ended December 31, 2021 we recorded reserve reductions of $345 million in our provision for credit losses related to the planned dispositions and the reclassification of the portfolios to loan receivables held for sale. Restricted loans of our consolidated securitization entities at December 31, 2021 include $1.4 billion of the loan receivables held for sale. See Note 5. Variable Interest Entities for further information. The sale of both portfolios, which are subject to customary closing conditions, are expected to be completed in the second quarter of 2022.

Allowance for Credit Losses(a)

($ in millions)	Balance at January 1, 2021	Provision charged to operations	Gross charge-offs	Recoveries	Other	Balance at December 31, 2021
Credit cards	$10,076	$671	$(3,056)	$821	$—	$8,512
Consumer installment loans	127	25	(55)	17	1	115
Commercial credit products	61	28	(36)	6	—	59
Other	1	2	(1)	—	—	2
Total	$10,265	$726	$(3,148)	$844	$1	$8,688

($ in millions)	Balance at January 1, 2020	Impact of ASU 2016-13 Adoption	Post-Adoption Balance at January 1, 2020	Provision charged to operations	Gross charge-offs	Recoveries	Balance at December 31, 2020
Credit cards	$5,506	$2,989	$8,495	$5,171	$(4,505)	$915	$10,076
Consumer installment loans	46	26	72	92	(51)	14	127
Commercial credit products	49	6	55	47	(50)	9	61
Other	1	—	1	—	—	—	1
Total	$5,602	$3,021	$8,623	$5,310	$(4,606)	$938	$10,265
Allowance for Loan Losses(b)

($ in millions)	Balance at January 1, 2019	Provision charged to operations	Gross charge-offs	Recoveries	Balance at December 31, 2019
Credit cards	$6,327	$4,083	$(5,907)	$1,003	$5,506
Consumer installment loans	44	51	(66)	17	46
Commercial credit products	55	45	(58)	7	49
Other	1	1	(1)	—	1
Total	$6,427	$4,180	$(6,032)	$1,027	$5,602
_______________________
(a)The allowance for credit losses at December 31, 2021 and December 31, 2020 reflects our estimate of expected credit losses for the life of the loan receivables on our Consolidated Statements of Financial Position at December 31, 2021 and December 31, 2020, which include the consideration of current and expected macroeconomic conditions that existed at those dates.
(b)Comparative information is presented in accordance with applicable accounting standards in effect prior to the adoption of ASU 2016-13.
The reasonable and supportable forecast period used in our estimate of credit losses at December 31, 2021 was 12 months, consistent with the forecast period utilized since the adoption of CECL. Beyond the reasonable and supportable forecast period, we revert to historical loss information at the loan receivables segment level over a 6-month period, gradually increasing the weight of historical losses by an equal amount each month during the reversion period, and utilize historical loss information thereafter for the remaining life of the portfolio. The reversion period and methodology remain unchanged since the adoption of CECL.
Losses on loan receivables are estimated and recognized upon origination of the loan, based on expected credit losses for the life of the loan balance at December 31, 2021. Expected credit loss estimates are developed using both quantitative models and qualitative adjustments, and incorporates a macroeconomic forecast. The current and forecasted economic conditions at the balance sheet date including the impact of the COVID-19 pandemic influenced our current estimate of expected credit losses. These conditions have improved as compared to December 31, 2020. We also continue to experience improvements in customer payment behavior, which include the effects of governmental stimulus actions, that has contributed to a reduction in loan receivables balances and delinquent accounts. Our allowance for credit losses decreased by $1.6 billion to $8.7 billion during the year ended December 31, 2021 primarily due to these conditions. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies for additional information on our significant accounting policies related to our allowance for credit losses.

Delinquent and Non-accrual Loans

At December 31, 2021 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing
Credit cards	$1,111	$923	$2,034	$923	$—
Consumer installment loans	35	6	41	—	6
Commercial credit products	26	13	39	13	—
Total delinquent loans	$1,172	$942	$2,114	$936	$6
Percentage of total loan receivables	1.5%	1.2%	2.6%	1.2%	—%

At December 31, 2020 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing
Credit cards	$1,325	$1,128	$2,453	$1,128	$—
Consumer installment loans	26	5	31	—	5
Commercial credit products	20	10	30	10	—
Total delinquent loans	$1,371	$1,143	$2,514	$1,138	$5
Percentage of total loan receivables	1.7%	1.4%	3.1%	1.4%	—%
Delinquency trends are the primary credit quality indicator for our consumer installment loans, which we use to monitor credit quality and risk within the portfolio. Total consumer installment past due of $41 million and $31 million at December 31, 2021 and 2020, respectively, were not material.
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

For the years ended December 31 ($ in millions)	2021	2020
Credit cards	$770	$851
Consumer installment loans	—	—
Commercial credit products	2	3
Total	$772	$854
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

At December 31, 2021 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$1,171	$(481)	$690	$1,053
Consumer installment loans	—	—	—	—
Commercial credit products	3	(1)	2	3
Total	$1,174	$(482)	$692	$1,056

At December 31, 2020 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$1,238	$(561)	$677	$1,084
Consumer installment loans	—	—	—	—
Commercial credit products	4	(2)	2	4
Total	$1,242	$(563)	$679	$1,088
Financial Effects of TDRs
As part of our loan modifications for borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following table presents the types and financial effects of loans modified and accounted for as TDRs during the periods presented.

Years ended December 31,	2021			2020			2019
($ in millions)	Interest income recognized during period when loans were modified	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were modified	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were modified	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$39	$311	$1,222	$44	$279	$1,151	$45	$268	$1,111
Consumer installment loans	—	—	—	—	—	—	—	—	—
Commercial credit products	—	1	4	—	1	3	—	1	4
Total	$39	$312	$1,226	$44	$280	$1,154	$45	$269	$1,115
Payment Defaults
The following table presents the type, number and amount of loans accounted for as TDRs that enrolled in a modification plan within the previous 12 months from the applicable balance sheet date and experienced a payment default and charged-off during the periods presented.

Years ended December 31,	2021		2020		2019
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	40,776	$103	30,743	$80	39,233	$98
Consumer installment loans	—	—	—	—	—	—
Commercial credit products	91	—	164	1	114	1
Total	40,867	$103	30,907	$81	39,347	$99

Credit Quality Indicators
Our loan receivables portfolio includes both secured and unsecured loans. Secured loan receivables are largely comprised of consumer installment loans secured by equipment. Unsecured loan receivables are largely comprised of our open-ended consumer and commercial revolving credit card loans. As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, including delinquency information, as well as information from credit bureaus relating to the customer’s broader credit performance. We utilize VantageScore credit scores to assist in our assessment of credit quality. VantageScore credit scores are obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three credit score categories: (i) 651 or higher, which are considered the strongest credits; (ii) 591 to 650, considered moderate credit risk; and (iii) 590 or less, which are considered weaker credits. There are certain customer accounts for which a VantageScore score is not available where we use alternative sources to assess their credit quality and predict behavior. The following table provides the most recent VantageScore scores available for our customers at December 31, 2021 and 2020, respectively, as a percentage of each class of loan receivable. The table below excludes 0.4% and 0.3% of our total loan receivables balance at each of December 31, 2021 and 2020, respectively, which represents those customer accounts for which a VantageScore score is not available.

At December 31	2021			2020
	651 or	591 to	590 or	651 or	591 to	590 or
	higher	650	less	higher	650	less
Credit cards	78%	17%	5%	77%	17%	6%
Consumer installment loans	79%	17%	4%	78%	18%	4%
Commercial credit products	92%	5%	3%	92%	5%	3%
Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and by applying the same credit standards for all of our credit products. Unused credit card lines available to our customers totaled approximately $431 billion and $413 billion at December 31, 2021 and 2020, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.
Interest Income by Product
The following table provides additional information about our interest and fees on loans, including merchant discounts, from our loan receivables, including held for sale:

For the years ended December 31 ($ in millions)	2021	2020	2019
Credit cards(a)	$14,880	$15,672	$18,384
Consumer installment loans	241	168	182
Commercial credit products	103	108	137
Other	4	2	2
Total	$15,228	$15,950	$18,705
_______________________
(a)Interest income on credit cards that was reversed related to accrued interest receivables written off was $1.0 billion and $1.5 billion for the years ended December 31, 2021 and 2020, respectively.

NOTE 5.    VARIABLE INTEREST ENTITIES
We use VIEs to securitize loan receivables and arrange asset-backed financing in the ordinary course of business. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE and we did not provide non-contractual support for previously transferred loan receivables to any VIE in the years ended December 31, 2021 and 2020. Our VIEs are able to accept new loan receivables and arrange new asset-backed financings, consistent with the requirements and limitations on such activities placed on the VIE by existing investors. Once an account has been designated to a VIE, the contractual arrangements we have require all existing and future loan receivables originated under such account to be transferred to the VIE. The amount of loan receivables held by our VIEs in excess of the minimum amount required under the asset-backed financing arrangements with investors may be removed by us under removal of accounts provisions. All loan receivables held by a VIE are subject to claims of third-party investors.
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

The table below summarizes the assets and liabilities of our consolidated securitization VIEs described above.

At December 31 ($ in millions)	2021	2020
Assets
Loan receivables, net(a)	$18,594	$22,683
Loan receivables held for sale	1,398	—
Other assets(b)	292	52
Total	$20,284	$22,735

Liabilities
Borrowings	$7,288	$7,810
Other liabilities	14	23
Total	$7,302	$7,833
_______________________
(a)    Includes $1.9 billion and $2.7 billion of related allowance for credit losses resulting in gross restricted loans of $20.5 billion and $25.4 billion at December 31, 2021 and 2020, respectively.
(b)    Includes $288 million and $48 million of segregated funds held by the VIEs at December 31, 2021 and 2020, respectively, which are classified as restricted cash and equivalents and included as a component of other assets in our Consolidated Statements of Financial Position.
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
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $4.1 billion, $4.9 billion and $5.2 billion for the years ended December 31, 2021, 2020 and 2019, respectively. Related expenses consisted primarily of provision for credit losses of $(105) million, $1.5 billion and $1.1 billion for the years ended December 31, 2021, 2020 and 2019, respectively, and interest expense of $169 million, $237 million and $358 million for the years ended December 31, 2021, 2020 and 2019, respectively. These amounts do not include intercompany transactions, principally fees and interest, which are eliminated in our consolidated financial statements.
Non-consolidated VIEs
As part of our community reinvestment initiatives, we invest in affordable housing properties and receive affordable housing tax credits for these investments. These investments included in our Consolidated Statement of Financial Position totaled $441 million and $338 million at December 31, 2021 and December 31, 2020 respectively, and represents our total exposure for these entities. Additionally, we have other investments in non-consolidated VIEs which totaled $184 million and $86 million at December 31, 2021 and December 31, 2020, respectively. At December 31, 2021, the Company also has investment commitments of $199 million related to these investments.
For the years ended December 31, 2021 and 2020, we recognized amortization of $35 million and $32 million, respectively, and tax credits and other tax benefits of $41 million and $36 million, respectively, associated with investments in affordable housing properties within income tax expense or benefit.

NOTE 6.    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill

($ in millions)	2021	2020
Balance at January 1	$1,078	$1,078
Acquisitions	27	—
Balance at December 31	$1,105	$1,078
Intangible Assets Subject to Amortization

	2021			2020
At December 31 ($ in millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related	$1,797	$(1,222)	$575	$1,734	$(1,081)	$653
Capitalized software and other	1,407	(814)	593	1,043	(571)	472
Total	$3,204	$(2,036)	$1,168	$2,777	$(1,652)	$1,125
During the year ended December 31, 2021, we recorded additions to intangible assets subject to amortization of $437 million, primarily related to capitalized software expenditures, as well as customer-related intangible assets.
Customer-related intangible assets primarily relate to retail partner contract acquisitions and extensions, as well as purchased credit card relationships. During the years ended December 31, 2021 and 2020, we recorded additions to customer-related intangible assets subject to amortization of $67 million and $31 million, respectively, primarily related to payments made to acquire and extend certain retail partner relationships. These additions had a weighted average amortizable life of 5 years and 7 years for the years ended December 31, 2021 and 2020, respectively.
Amortization expense related to retail partner contracts was $126 million, $128 million and $133 million for the years ended December 31, 2021, 2020 and 2019, respectively, and is included as a component of marketing and business development expense in our Consolidated Statements of Earnings. All other amortization expense was $213 million, $199 million and $168 million for the years ended December 31, 2021, 2020 and 2019, respectively. Additionally, we incurred impairment charges of $50 million, $30 million, and $7 million for the years ended December 31, 2021, 2020 and 2019, respectively. Other amortization expense and impairment charges are included as components of other expense in our Consolidated Statements of Earnings.
We estimate annual amortization expense for existing intangible assets over the next five calendar years to be as follows:

($ in millions)	2022	2023	2024	2025	2026
Amortization expense	$310	$249	$211	$164	$98

NOTE 7.    DEPOSITS
Deposits

	2021		2020
At December 31 ($ in millions)	Amount	Average rate(a)	Amount	Average rate(a)
Interest-bearing deposits	$61,911	0.9%	$62,469	1.7%
Non-interest-bearing deposits	359	—	313	—
Total deposits	$62,270		$62,782
___________________
(a)Based on interest expense for the years ended December 31, 2021 and 2020 and average deposits balances.
At December 31, 2021 and 2020, interest-bearing deposits included $5.0 billion and $6.5 billion, respectively, of certificates of deposit that exceeded applicable FDIC insurance limits, which are generally $250,000 per depositor.
At December 31, 2021, our interest-bearing time deposits maturing over the next five years and thereafter were as follows:

($ in millions)	2022	2023	2024	2025	2026	Thereafter
Deposits	$17,485	$5,283	$2,887	$662	$671	$69
The above maturity table excludes $29.6 billion of demand deposits with no defined maturity, of which $28.2 billion are savings accounts. In addition, at December 31, 2021, we had $5.2 billion of broker network deposit sweeps procured through a program arranger who channels brokerage account deposits to us that are also excluded from the above maturity table. Unless extended, the contracts associated with these broker network deposit sweeps will terminate between 2023 and 2027.
NOTE 8.    BORROWINGS

	2021				2020
At December 31 ($ in millions)	Maturity date	Interest Rate	Weighted average interest rate	Outstanding Amount(a)	Outstanding Amount(a)
Borrowings of consolidated securitization entities:
Fixed securitized borrowings	2022 - 2023	2.34% - 3.87%	2.83%	$3,188	$5,510
Floating securitized borrowings	2022 - 2024	0.74% - 0.89%	0.80%	4,100	2,300
Total borrowings of consolidated securitization entities			1.69%	7,288	7,810

Senior unsecured notes:
Synchrony Financial senior unsecured notes:
Fixed senior unsecured notes	2022 - 2031	2.85% - 5.15%	3.98%	6,470	6,468

Synchrony Bank senior unsecured notes:
Fixed senior unsecured notes	2022	3.00%	3.00%	749	1,497
Total senior unsecured notes			3.88%	7,219	7,965

Total borrowings				$14,507	$15,775
___________________
(a)The amounts presented above for outstanding borrowings include unamortized debt premiums, discounts and issuance costs.

Debt Maturities
The following table summarizes the maturities of the principal amount of our borrowings of consolidated securitization entities and senior unsecured notes over the next five years and thereafter:

($ in millions)	2022	2023	2024	2025	2026	Thereafter
Borrowings	$4,608	$2,707	$3,325	$1,000	$500	$2,400
Third-Party Debt
2021 Issuance ($ in millions):
Synchrony Financial

Issuance Date	Principal Amount	Maturity	Interest Rate
October 2021	$750	2031	2.875%
Credit Facilities
As additional sources of liquidity, we have undrawn committed capacity under certain credit facilities, primarily related to our securitization programs.
At December 31, 2021, we had an aggregate of $2.2 billion of undrawn committed capacity under our securitization financings, subject to customary borrowing conditions, from private lenders under our securitization programs, and an aggregate of $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders.

NOTE 9.    FAIR VALUE MEASUREMENTS
For a description of how we estimate fair value, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies.
The following tables present our assets and liabilities measured at fair value on a recurring basis.
Recurring Fair Value Measurements

At December 31, 2021 ($ in millions)	Level 1	Level 2	Level 3	Total(a)
Assets
Debt securities
U.S. government and federal agency	$—	$2,220	$—	$2,220
State and municipal	—	—	13	13
Residential mortgage-backed	—	606	—	606
Asset-backed	—	2,430	—	2,430
Other	—	—	14	14
Other(b)	15	—	34	49
Total	$15	$5,256	$61	$5,332

Liabilities
Other(c)	—	—	14	14
Total	$—	$—	$14	$14

At December 31, 2020 ($ in millions)
Assets
Debt securities
U.S. government and federal agency	$—	$3,927	$—	$3,927
State and municipal	—	—	39	39
Residential mortgage-backed	—	842	—	842
Asset-backed	—	2,661	—	2,661
Other(b)	16	—	14	30
Total	$16	$7,430	$53	$7,499

Liabilities
Contingent consideration	—	—	11	11
Total	$—	$—	$11	$11
_______________________
(a)    For the years ended December 31, 2021 and 2020, there were no fair value measurements transferred between levels.
(b)    Other is primarily comprised of equity investments measured at fair value, which are included in Other assets in our Statement of Financial Position, as well as certain financial assets for which we have elected the fair value option which are included in Loan receivables in our Statement of Financial Position.
(c)    Other is primarily comprised of certain financial liabilities for which we have elected the fair value option, which are included in Accrued expenses and other liabilities in our Statement of Financial Position.
Level 3 Fair Value Measurements
Our Level 3 recurring fair value measurements primarily relate to state and municipal and corporate debt instruments, which are valued using non-binding broker quotes or other third-party sources, and financial assets and liabilities for which we have elected the fair value option. For a description of our process to evaluate third-party pricing servicers, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies. Our state and municipal debt securities are classified as available-for-sale with changes in fair value included in accumulated other comprehensive income.

The changes in our Level 3 assets and liabilities that are measured on a recurring basis for the years ended December 31, 2021 and 2020 were not material.
Financial Assets and Financial Liabilities Carried at Other Than Fair Value

	Carrying	Corresponding fair value amount
At December 31, 2021 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$8,337	$8,337	$8,337	$—	$—
Other assets(a)(b)	$349	$349	$349	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$72,034	$84,483	$—	$—	$84,483
Loan receivables held for sale(c)	$4,361	$4,499	$—	$—	$4,499

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$62,270	$62,486	$—	$62,486	$—
Borrowings of consolidated securitization entities	$7,288	$7,359	$—	$3,238	$4,121
Senior unsecured notes	$7,219	$7,662	$—	$7,662	$—

	Carrying	Corresponding fair value amount
At December 31, 2020 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$11,524	$11,524	$11,524	$—	$—
Other assets(a)(b)	$81	$81	$81	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$71,602	$85,234	$—	$—	$85,234
Loan receivables held for sale(c)	$5	$5	$—	$—	$5

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$62,782	$63,382	$—	$63,382	$—
Borrowings of consolidated securitization entities	$7,810	$7,977	$—	$5,680	$2,297
Senior unsecured notes	$7,965	$8,704	$—	$8,704	$—
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
(c)Excludes financial assets for which we have elected the fair value option. Under certain retail partner program agreements, the expected sales proceeds in the event of a sale of their credit card portfolio may be limited to the amounts owed by our customers, which may be less than the fair value indicated above.

Equity Securities Without Readily Determinable Fair Values

At or for the year ended December 31 ($ in millions)	2021	2020
Carry Value	$232	$76
Upward adjustments(a)	148	26
Downward adjustments(a)	(2)	(2)
_______________________
(a)    Between January 1, 2018 and December 31, 2021, cumulative upward and downward carrying value adjustments were $181 million and $(8) million, respectively.
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
In March 2020 the joint federal bank regulatory agencies issued an interim final rule that allows banking organizations that implemented CECL in 2020 to mitigate the effects of the CECL accounting standard in their regulatory capital for two years. The Company elected to adopt the option provided by the interim final rule, which largely delayed the effects of CECL on its regulatory capital through the end of 2021, after which the effects will now be phased-in over a three-year period through 2024 and effects fully phased-in beginning in the first quarter of 2025. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period include both the initial impact of our adoption of CECL at January 1, 2020 and 25% of subsequent changes in our allowance for credit losses during each quarter of the two-year period ended December 31, 2021, collectively the “CECL regulatory capital transition adjustment”.
At December 31, 2021 and 2020, Synchrony Financial met all applicable requirements to be deemed well-capitalized pursuant to Federal Reserve Board regulations. At December 31, 2021 and 2020, the Bank also met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. There are no conditions or events subsequent to December 31, 2021 that management believes have changed the Company’s or the Bank’s capital category.

The actual capital amounts, ratios and the applicable required minimums of the Company and the Bank are as follows:
Synchrony Financial

At December 31, 2021 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)
Total risk-based capital	$15,122	17.8%	$6,796	8.0%
Tier 1 risk-based capital	$14,003	16.5%	$5,097	6.0%
Tier 1 leverage	$14,003	14.7%	$3,800	4.0%
Common equity Tier 1 capital	$13,269	15.6%	$3,823	4.5%

At December 31, 2020 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)
Total risk-based capital	$14,604	18.1%	$6,445	8.0%
Tier 1 risk-based capital	$13,525	16.8%	$4,834	6.0%
Tier 1 leverage	$13,525	14.0%	$3,869	4.0%
Common equity Tier 1 capital	$12,791	15.9%	$3,625	4.5%
Synchrony Bank

At December 31, 2021 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio
Total risk-based capital	$14,091	18.3%	$6,175	8.0%	$7,718	10.0%
Tier 1 risk-based capital	$13,075	16.9%	$4,631	6.0%	$6,175	8.0%
Tier 1 leverage	$13,075	15.1%	$3,455	4.0%	$4,318	5.0%
Common equity Tier 1 capital	$13,075	16.9%	$3,473	4.5%	$5,017	6.5%

At December 31, 2020 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio
Total risk-based capital	$12,784	17.8%	$5,747	8.0%	$7,184	10.0%
Tier 1 risk-based capital	$11,821	16.5%	$4,310	6.0%	$5,747	8.0%
Tier 1 leverage	$11,821	13.6%	$3,484	4.0%	$4,356	5.0%
Common equity Tier 1 capital	$11,821	16.5%	$3,233	4.5%	$4,669	6.5%
_______________________
(a)Capital ratios are calculated based on the Basel III Standardized Approach rules. Capital amounts and ratios at December 31, 2021 in the above tables reflect the application of the CECL regulatory capital transition adjustment.
(b)At December 31, 2021 and 2020, Synchrony Financial and the Bank also must maintain a capital conservation buffer of common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 2.5 percentage points to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.
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
Savings Plan
Our U.S. employees are eligible to participate in a qualified defined contribution savings plan that allows them to contribute a portion of their pay to the plan on a pre-tax basis. We make employer contributions to the plan equal to 3% of eligible compensation and make matching contributions of up to 4% of eligible compensation. We also provide certain additional contributions to the plan for employees who were participants in GE's pension plan at the time of Synchrony's separation from GE in November 2015 (the “Separation”). The expenses incurred associated with this plan were $69 million for each of the years ended December 31, 2021, 2020 and 2019, respectively.
Health and Welfare Benefits
We provide health and welfare benefits to our employees, including health, dental, prescription drug and vision for which we are self-insured. The expenses incurred associated with these benefits were $111 million, $107 million and $119 million for the years ended December 31, 2021, 2020 and 2019, respectively.
GE Benefit Plans and Reimbursement Obligations
Prior to Separation, our employees participated in various GE retirement and retiree health and life insurance benefit plans. Certain of these retirement benefits vested as a result of Separation. Under the terms of the Employee Matters Agreement between us and GE, GE will continue to pay for these benefits and we are obligated to reimburse them. The principal retirement benefits subject to this arrangement are fixed, life-time annuity payments. The estimated liability for our reimbursement obligations to GE for retiree benefits was $228 million and $234 million at December 31, 2021 and 2020, respectively, and is included in other liabilities in our Consolidated Statement of Financial Position.
NOTE 12.    EARNINGS PER SHARE
Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the assumed conversion of all dilutive securities.
The following table presents the calculation of basic and diluted earnings per common share:

	Years ended December 31,
(in millions, except per share data)	2021	2020	2019
Net earnings	$4,221	$1,385	$3,747
Preferred stock dividends	(42)	(42)	—
Net earnings available to common stockholders	$4,179	$1,343	$3,747

Weighted average common shares outstanding, basic	564.6	589.0	670.2
Effect of dilutive securities	4.7	1.8	3.3
Weighted average common shares outstanding, dilutive	569.3	590.8	673.5

Earnings per basic common share	$7.40	$2.28	$5.59
Earnings per diluted common share	$7.34	$2.27	$5.56
We have issued certain stock-based awards under the Synchrony Financial 2014 Long-Term Incentive Plan. A total of 1 million, 7 million and 3 million shares for the years ended December 31, 2021, 2020 and 2019, respectively, related to these awards, were considered anti-dilutive and therefore were excluded from the computation of diluted earnings per common share.

NOTE 13.    EQUITY AND OTHER STOCK RELATED INFORMATION
Preferred Stock
The following table summarizes the Company's preferred stock issued and outstanding at December 31, 2021 and 2020.

Series	Issuance Date	Redeemable by Issuer Beginning	Per Annum Dividend Rate	Liquidation Preference per Share	Total Shares Outstanding	December 31, 2021	December 31, 2020
($ in millions, except per share data)
Series A(a)	November 14, 2019	November 15, 2024	5.625%	$1,000	750,000	$734	$734
						$734	$734
_______________________
(a)Issued as depositary shares, each representing a 1/40th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable quarterly on February 15, May 15, August 15 and November 15 at a fixed rate, in each case when, as and if declared by the Board of Directors.
Dividends and Share Repurchases
During the years ended December 31, 2021, 2020 and 2019, we declared and paid cash dividends of $0.88, $0.88 and $0.86 per share of common stock, or $500 million, $520 million and $581 million, respectively. In 2019, we issued depositary shares representing $750 million of non-cumulative perpetual preferred stock. We declared and paid preferred stock dividends of $56.24 per share, or $42 million, for both the year ended December 31, 2021 and 2020.
During the year ended December 31, 2021, the Company resumed share repurchase activities under various share repurchase programs authorized by our Board of Directors, and repurchased an aggregate of 61.0 million shares of our common stock for $2.9 billion. In January 2021, we announced that the Board of Directors approved a new share repurchase program of up to $1.6 billion through December 31, 2021 (the "January 2021 Share Repurchase Program"). In May 2021 we announced that the Board of Directors authorized a new share repurchase program of up to $2.9 billion for the period which commenced April 1, 2021 through June 30, 2022 (the “May 2021 Share Repurchase Program”), which superseded the January 2021 Share Repurchase Program. Finally, in December 2021, the Board of Directors authorized an increase to the May 2021 Share Repurchase Program of $1.0 billion, through the period ending June 30, 2022. In all instances, these share repurchase programs are subject to market conditions and other factors, including legal and regulatory restrictions and required approvals.
Synchrony Financial Incentive Programs
We have established the Synchrony Financial 2014 Long-Term Incentive Plan, which we refer to as the “Incentive Plan.” The Incentive Plan permits us to issue stock-based, stock-denominated and other awards to officers, employees, consultants and non-employee directors providing services to the Company and our participating affiliates. Available awards under the Incentive Plan include stock options and stock appreciation rights, restricted stock and restricted stock units (“RSUs”), performance awards and other awards valued in whole or in part by reference to or otherwise based on our common stock (other stock-based awards), and dividend equivalents. Each RSU is convertible into one share of Synchrony Financial common stock. A total of 39.9 million shares of our common stock (including authorized and unissued shares) are available for granting awards under the Incentive Plan.
Our grants generally vest over 3 to 5 year terms on either an annual pro rata proportional basis, starting with the first anniversary of the award date, or at the end of the term of the award on a cliff basis, provided that the employee has remained continuously employed by the Company through such vesting date.
The total compensation expense recorded for these awards was not material for all periods presented. At December 31, 2021, there were 5.6 million RSUs unvested and 4.8 million stock options issued and outstanding and $105 million of total unrecognized compensation cost related to these awards, which is expected to be amortized over a weighted average period of 1.8 years.

NOTE 14.    INCOME TAXES
Earnings before Provision for Income Taxes

For the years ended December 31 ($ in millions)	2021	2020	2019
U.S.	$5,483	$1,780	$4,870
Non-U.S.	20	17	17
Earnings before provision for income taxes	$5,503	$1,797	$4,887
Provision for Income Taxes

For the years ended December 31 ($ in millions)	2021	2020	2019
Current provision for income taxes
U.S. Federal	$895	$843	$949
U.S. state and local	163	167	167
Non-U.S.	5	4	1
Total current provision for income taxes	1,063	1,014	1,117

Deferred provision (benefit) for income taxes
U.S. Federal	180	(486)	19
U.S. state and local	40	(115)	2
Non-U.S.	(1)	(1)	2
Deferred provision (benefit) for income taxes	219	(602)	23
Total provision for income taxes	$1,282	$412	$1,140
Reconciliation of Our Effective Tax Rate to the U.S. Federal Statutory Income Tax Rate

For the years ended December 31	2021	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
U.S. state and local income taxes, net of federal benefit	3.4	3.6	3.1
Release of uncertain tax positions, net of federal benefit	(1.0)	(1.7)	(0.4)
All other, net	(0.1)	—	(0.4)
Effective tax rate	23.3%	22.9%	23.3%
Significant Components of Our Net Deferred Income Taxes

At December 31 ($ in millions)	2021	2020
Assets
Allowance for credit losses	$2,166	$2,559
Compensation and employee benefits	134	122
Other assets	190	163
Total deferred income tax assets before valuation allowance	2,490	2,844
Valuation allowance	—	—
Total deferred income tax assets	$2,490	$2,844

Liabilities
Original issue discount	$(637)	$(815)
Goodwill and identifiable intangibles	(197)	(203)
Software amortization	(88)	(107)
Other liabilities	(177)	(114)
Total deferred income tax liabilities	(1,099)	(1,239)
Net deferred income tax assets	$1,391	$1,605

Unrecognized Tax Benefits
Reconciliation of Unrecognized Tax Benefits

($ in millions)	2021	2020
Balance at January 1	$268	$255
Additions:
Tax positions of the current year	113	91
Tax positions of prior years	3	7
Reductions:
Prior year tax positions	(78)	(54)
Settlements with tax authorities	(1)	(2)
Expiration of the statute of limitation	(31)	(29)
Balance at December 31	$274	$268
Portion of balance that, if recognized, would impact the effective income tax rate	$160	$183
The amount of unrecognized tax benefits that is reasonably possible to be resolved in the next twelve months is expected to be $104 million, of which, $25 million, if recognized, would reduce the company’s tax expense and effective tax rate. Included in the $104 million of unrecognized benefits are certain temporary differences that would not affect the effective tax rate if they were recognized in the Consolidated Statement of Earnings.
Additionally, there are unrecognized tax benefits of $18 million and $19 million for the years ended December 31, 2021 and 2020, respectively, that are included in the tabular reconciliation above but recorded in the Consolidated Statement of Financial Position as a reduction of the related deferred tax asset.
The Company continued to participate voluntarily in the IRS Compliance Assurance Process (“CAP”) program for the 2021 tax year, and thus the tax year is under IRS review. We expect that the IRS review of our 2021 return will be substantially completed prior to its filing in 2022. During the current year, the IRS completed its examination of our 2017-2020 tax years, which were our only open years subject to IRS examination. Additionally, we are under examination in various states going back to 2014.
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

NOTE 15.     PARENT COMPANY FINANCIAL INFORMATION
The following tables present parent company financial statements for Synchrony Financial. At December 31, 2021, restricted net assets of our subsidiaries were $12.0 billion.
Condensed Statements of Earnings

For the years ended December 31 ($ in millions)	2021	2020	2019
Interest income:
Interest income from subsidiaries	$67	$110	$207
Interest on cash and debt securities	1	3	12
Total interest income	68	113	219
Interest expense:
Interest on senior unsecured notes	264	272	300
Total interest expense	264	272	300
Net interest income (expense)	(196)	(159)	(81)
Dividends from bank subsidiaries	2,600	1,325	3,900
Dividends from nonbank subsidiaries	147	51	309
Other income	327	117	144
Other expense	292	125	162
Earnings before benefit from income taxes	2,586	1,209	4,110
Benefit from income taxes	(26)	(42)	(19)
Equity in undistributed net earnings (loss) of subsidiaries	1,609	134	(382)
Net earnings	$4,221	$1,385	$3,747

Comprehensive income	$4,203	$1,392	$3,764
Condensed Statements of Financial Position

At December 31 ($ in millions)	2021	2020
Assets
Cash and equivalents	$3,546	$3,721
Debt securities	94	136
Investments in and amounts due from subsidiaries(a)	16,899	15,931
Goodwill	59	59
Other assets	293	167
Total assets	$20,891	$20,014

Liabilities and Equity
Amounts due to subsidiaries	$276	$268
Senior unsecured notes	6,470	6,468
Accrued expenses and other liabilities	490	577
Total liabilities	7,236	7,313
Equity:
Total equity	13,655	12,701
Total liabilities and equity	$20,891	$20,014
_____________
(a)     Includes investments in and amounts due from bank subsidiaries of $12.7 billion and $11.2 billion at December 31, 2021 and 2020, respectively.

Condensed Statements of Cash Flows

For the years ended December 31 ($ in millions)	2021	2020	2019
Cash flows - operating activities
Net earnings	$4,221	$1,385	$3,747
Adjustments to reconcile net earnings to cash provided from operating activities
Deferred income taxes	34	31	(1)
(Increase) decrease in other assets	(117)	(70)	14
Increase (decrease) in accrued expenses and other liabilities	26	(41)	(15)
Equity in undistributed net (earnings) loss of subsidiaries	(1,609)	(134)	382
All other operating activities	106	96	38
Cash provided from (used for) operating activities	2,661	1,267	4,165

Cash flows - investing activities
Net (increase) decrease in investments in and amounts due from subsidiaries	645	109	210
Maturity and sales of debt securities	44	370	972
Purchases of debt securities	(5)	—	(597)
All other investing activities	(132)	(10)	(100)
Cash provided from (used for) investing activities	552	469	485

Cash flows - financing activities
Senior unsecured notes
Proceeds from issuance of senior unsecured notes	744	—	1,985
Maturities and repayment of senior unsecured notes	(750)	(1,000)	(2,100)
Dividends paid on preferred stock	(42)	(42)	—
Proceeds from issuance of preferred stock	—	—	734
Purchases of treasury stock	(2,876)	(985)	(3,618)
Dividends paid on common stock	(500)	(520)	(581)
Increase (decrease) in amounts due to subsidiaries	4	45	28
All other financing activities	32	(4)	37
Cash provided from (used for) financing activities	(3,388)	(2,506)	(3,515)

Increase (decrease) in cash and equivalents	(175)	(770)	1,135
Cash and equivalents at beginning of year	3,721	4,491	3,356
Cash and equivalents at end of year	$3,546	$3,721	$4,491

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
On April 30, 2014 Belton et al. v. GE Capital Consumer Lending, a putative class action adversary proceeding was filed in the U.S. Bankruptcy Court for the Southern District of New York. Plaintiff alleges that the Bank violates the discharge injunction under Section 524(a)(2) of the Bankruptcy Code by attempting to collect discharged debts and by failing to update and correct credit information to credit reporting agencies to show that such debts are no longer due and owing because they have been discharged in bankruptcy. Plaintiff seeks declaratory judgment, injunctive relief and an unspecified amount of damages. On December 15, 2014, the Bankruptcy Court entered an order staying the adversary proceeding pending an appeal to the District Court of the Bankruptcy Court’s order denying the Bank’s motion to compel arbitration. On October 14, 2015, the District Court reversed the Bankruptcy Court and on November 4, 2015, the Bankruptcy Court granted the Bank’s motion to compel arbitration. On March 4, 2019, on plaintiff’s motion for reconsideration, the District Court vacated its decision reversing the Bankruptcy Court and affirmed the Bankruptcy Court’s decision denying the Bank’s motion to compel arbitration. On June 16, 2020, the Court of Appeals for the Second Circuit denied the Bank’s appeal of the District Court’s decision. On October 5, 2021, the plaintiff filed a motion for preliminary approval of a class action settlement. Under the settlement, if approved by the court, the Bank will pay up to $8.5 million to class members, and implement or maintain certain practices with respect to credit reporting of sold accounts. On October 28, 2021, the Bankruptcy Court issued an order preliminarily approving the settlement. A hearing for final approval of the settlement is scheduled for the first quarter of 2022 before the District Court.

Controls and Procedures
____________________________________________________________________________________________
Evaluation of Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), and based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.
Changes in Internal Control Over Financial Reporting
There was no change in internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 and has concluded that such internal control over financial reporting is effective. There are no material weaknesses in the Company’s internal control over financial reporting that have been identified by the Company’s management.
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2021 and has also issued an audit report, which is included in “Consolidated Financial Statements and Supplementary Data” of this Form 10-K Report, on internal control over financial reporting as of December 31, 2021 under Auditing Standard No. 2201 of the Public Company Accounting Oversight Board (“PCAOB”).

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
The table below sets out selected information on our principal facilities.

Location	Owned/Leased
Corporate Headquarters:
Stamford, CT	Leased

Bank Headquarters:
Draper, UT	Leased

Customer Service Centers:
Altamonte Springs, FL	Leased
Canton, OH	Leased
Charlotte, NC	Leased
Hyderabad, India	Leased
Manila, Philippines	Leased
Cebu, Philippines	Leased
San Juan, Puerto Rico	Leased
Merriam, KS	Leased
Phoenix, AZ	Leased

Other Support Centers:
Alpharetta, GA	Leased
Bentonville, AR	Leased
Burlingame, CA	Leased
Champaign, IL	Leased
Chicago, IL	Leased
Costa Mesa, CA	Leased
New York, NY	Leased
San Francisco, CA	Leased
St. Paul, MN	Leased
Washington, DC	Leased

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
____________________________________________________________________________________________
Market Information
Our common stock trades on the New York Stock Exchange under the symbol “SYF.”
The following table reflects the cash dividends we declared for the periods indicated.

Cash dividends declared
($ in dollars)
2021
Fourth quarter	$0.22
Third quarter	$0.22
Second quarter	$0.22
First quarter	$0.22

2020
Fourth quarter	$0.22
Third quarter	$0.22
Second quarter	$0.22
First quarter	$0.22
Holders
At February 4, 2022, the approximate number of holders of record of common stock was 2,382.
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

Performance Graph
The following graph compares the cumulative total stockholders return (rounded to the nearest whole dollar) of the Company's common stock, the S&P 500 Stock Index and the S&P 500 Financials Index for the period from December 31, 2016 through December 31, 2021. The graph assumes an initial investment of $100 on December 31, 2016. The cumulative returns for the Company's common stock and financial indices assume full reinvestment of dividends. This graph does not forecast future performance of the Company's common stock.

$240.00
$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
2016
2017
2018
2019
2020
2021
Synchrony Financial
S&P 500
S&P 500 Financials

	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021
Synchrony Financial	$100.00	$108.35	$67.40	$106.12	$106.16	$144.79
S&P 500	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
S&P 500 Financials	$100.00	$122.18	$106.26	$140.40	$138.02	$186.38

Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock primarily related to our share repurchase program that were made by us or on our behalf during the three months ended December 31, 2021.

($ in millions, except per share data)	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Program(c)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program(b)
October 1 - 31, 2021	5,268,432	$48.01	5,262,648	$947.3
November 1 - 30, 2021	9,874,677	$48.48	9,874,673	$468.6
December 1 - 31, 2021	5,353,566	$46.80	5,353,500	$1,218.0
Total	20,496,675	$47.92	20,490,821	$1,218.0
_______________________
(a)Includes 5,784 shares, 4 shares and 66 shares withheld in October, November and December, respectively, to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying performance stock awards, restricted stock awards or upon the exercise of stock options.
(b)Amounts exclude commission costs.
(c)In January 2021, the Board of Directors authorized a share repurchase program of up to $1.6 billion through December 31, 2021. In May 2021 the Board of Directors approved a new share repurchase program of up to $2.9 billion for the period which commenced April 1, 2021 through June 30, 2022. This share repurchase program superseded the program previously announced in January 2021. In December 2021, the Board of Directors authorized an increase to the May 2021 Share Repurchase Program of $1.0 billion, through the period ending June 30, 2022.

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
4.1
Indenture, dated as of August 11, 2014, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on August 13, 2014)

4.2
First Supplemental Indenture, dated as of August 11, 2014, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on August 13, 2014)

4.3
Third Supplemental Indenture, dated as of July 23, 2015, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on July 23, 2015)

4.4
Sixth Supplemental Indenture, dated as of August 4, 2016, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on August 4, 2016)

4.5
Seventh Supplemental Indenture, dated as of December 1, 2017, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on December 1, 2017)

4.6
Eighth Supplemental Indenture, dated as of March 19, 2019, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on March 19, 2019)

4.7
Ninth Supplemental Indenture, dated as of July 25, 2019, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on July 25, 2019)

4.8
Tenth Supplemental Indenture, dated as of October 28, 2021, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on October 28, 2021)

4.9	Form of 4.500% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on July 23, 2015)
4.10	Form of 3.700% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on August 4, 2016)
4.11	Form of 3.950% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on December 1, 2017)
4.12	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 333-194528))
4.13	Form of 4.375% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on March 19, 2019)
4.14	Form of 5.150% Senior Notes due 2029 (incorporated by reference to Exhibit 4.3 of Form 8-K filed by Synchrony Financial on March 19, 2019)
4.15	Form of 2.850% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on July 25, 2019)
4.16	Form of 2.875% Senior Notes due 2031 (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on October 28, 2021)
4.17
Certificate of Designations of 5.625% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, dated November 13, 2019. (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on November 14, 2019)

4.18
Deposit Agreement, dated November 14, 2019, by and among the Company, Computershare Inc. and Computershare Trust Company, N.A., collectively as Depositary, and the holders from time to time of the depositary receipts described therein. (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on November 14, 2019)

4.19*	Description of Registrant's Securities
10.1
Master Agreement, dated as of July 30, 2014, among General Electric Capital Corporation, Synchrony Financial, and, solely for purposes of certain sections and articles set forth therein, General Electric Company (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.2
Transitional Services Agreement, dated August 5, 2014, by and among General Electric Capital Corporation, Synchrony Financial and Retail Finance International Holdings, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed by Synchrony Financial on August 11, 2014)

10.3
Employee Matters Agreement, dated as of August 5, 2014, by and among General Electric Company, General Electric Capital Corporation and Synchrony Financial (incorporated by reference to Exhibit 10.4 of Form 8-K filed by Synchrony Financial on August 11, 2014)

10.4
Transitional Trademark License Agreement, dated as of August 5, 2014, by and between GE Capital Registry, Inc. and Synchrony Financial (incorporated by reference to Exhibit 10.5 of Form 8-K filed by Synchrony Financial on August 11, 2014)

10.5
Intellectual Property Cross License Agreement, dated as of August 5, 2014, by and between General Electric Company and General Electric Capital Corporation, on the one hand, and Synchrony Financial, on the other hand (incorporated by reference to Exhibit 10.6 of Form 8-K filed by Synchrony Financial on August 11, 2014)

10.6+
Form of agreement for awards of Performance Share Units under Synchrony 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed by Synchrony Financial on April 28, 2016)

10.7
Master Indenture, dated as of September 25, 2003, between Synchrony Credit Card Master Note Trust (formerly known as GE Capital Credit Card Master Note Trust), as Issuer and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.8
Omnibus Amendment No. 1 to Securitization Documents, dated as of February 9, 2004, among RFS Holding, L.L.C., RFS Funding Trust, GE Capital Retail Bank (formerly known as Monogram Credit Card Bank of Georgia), Synchrony Credit Card Master Note Trust, Deutsche Bank Trust Company Delaware, as Trustee of RFS Funding Trust, RFS Holding, Inc. and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.16 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.9
Second Amendment to Master Indenture, dated as of June 17, 2004, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on July 2, 2004)

10.10
Third Amendment to Master Indenture, dated as of August 31, 2006, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on September 5, 2006)

10.11
Fourth Amendment to Master Indenture, dated as of June 28, 2007, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

10.12
Fifth Amendment to Master Indenture, dated as of May 22, 2008, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

10.13
Sixth Amendment to Master Indenture, dated as of August 7, 2009, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on August 7, 2009)

10.14
Seventh Amendment to Master Indenture, dated as of January 21, 2014, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on January 21, 2014)

10.15
Eighth Amendment to Master Indenture and Omnibus Supplement to Specified Indenture Supplements, dated as of March 11, 2014, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 14, 2014)

10.16
Ninth Amendment to Master Indenture, dated as of November 24, 2015, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 25, 2015)

10.17
Tenth Amendment to Master Indenture, dated as of March 3, 2016, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 7, 2016)

10.18
Eleventh Amendment to Master Indenture, dated as of April 21, 2017, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on April 26, 2017)

10.19
Twelfth Amendment to Master Indenture, dated as of March 16, 2021, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 17, 2021)

10.20
Second Omnibus Supplement to Specified Indenture Supplements, dated as of April 21, 2017, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.6 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on April 26, 2017)

10.21
Form of Indenture Supplement, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.8 of Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 16, 2012 (333-181466))

10.22
Form of Indenture Supplement, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.12 of Form SF-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 30, 2015 (333-206176))

10.23
Form of VFN Indenture Supplement, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.24 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.24
Form of Loan Agreement (VFN Series, Class A), among Synchrony Credit Card Master Note Trust, the Lenders party thereto from time to time, and the Managing Agents party thereto from time to time (incorporated by reference to Exhibit 10.25 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.25
Trust Agreement, dated as of September 25, 2003, between RFS Holding, L.L.C. and The Bank of New York (Delaware) (incorporated by reference to Exhibit 4.3 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.26
First Amendment to Trust Agreement, dated as of January 21, 2014, between RFS Holding, L.L.C. and BNY Mellon Trust of Delaware (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Master Note Trust and RFS Holding, L.L.C. on January 21, 2014)

10.27
Second Amendment to Trust Agreement, dated as of September 8, 2014, between RFS Holding, L.L.C. and BNY Mellon Trust of Delaware (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Master Note Trust and RFS Holding, L.L.C. on September 11, 2014)

10.28
Third Amendment to Trust Agreement, dated as of April 21, 2017, between RFS Holding, L.L.C. and BNY Mellon Trust of Delaware (incorporated by reference to Exhibit 4.5 of the current report on Form 8-K filed by Synchrony Credit Master Note Trust and RFS Holding, L.L.C. on April 26, 2017)

10.29
Custody and Control Agreement, dated as of September 25, 2003 by and among Deutsche Bank Trust Company of Americas, in its capacity as Custodian and in its capacity as Indenture Trustee, and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.8 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.30
Receivables Sale Agreement, dated as of June 27, 2003, between GE Capital Retail Bank (formerly known as Monogram Credit Card Bank of Georgia) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.9 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.31
RSA Assumption Agreement and Second Amendment to Receivables Sale Agreement, dated as of February 7, 2005, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on February 11, 2005)

10.32
Third Amendment to Receivables Sale Agreement, dated as of December 21, 2006, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 21, 2006)

10.33
Fourth Amendment to Receivables Sale Agreement, dated as of May 21, 2008, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

10.34
Designation of Removed Accounts and Fifth Amendment to Receivables Sale Agreement, dated as of December 29, 2008, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 30, 2008)

10.35
Designation of Removed Accounts and Sixth Amendment to Receivables Sale Agreement, dated as of February 26, 2009, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on February 26, 2009)

10.36
Seventh Amendment to Receivables Sale Agreement, dated as of November 23, 2010, between GE Capital Retail Bank (formerly known as GE Money Bank), and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 24, 2010)

10.37
Eighth Amendment to Receivables Sale Agreement, dated as of March 20, 2012, among GE Capital Retail Bank, RFS Holding, Inc., PLT Holding, L.L.C. and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 21, 2012)

10.38
Ninth Amendment to Receivables Sale Agreement, dated as of March 11, 2014, among GE Capital Retail Bank, RFS Holding, Inc., PLT Holding, L.L.C. and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 14, 2014)

10.39
Designation of Removed Accounts and Tenth Amendment to Receivables Sale Agreement, dated as of November 7, 2014, among Synchrony Bank (formerly known as GE Capital Retail Bank), RFS Holding Inc., PLT Holding, L.L.C. and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 14, 2014)

10.40
Eleventh Amendment to Receivables Sale Agreement, dated as of March 3, 2016 among Synchrony Bank (formerly known as GE Capital Retail Bank), RFS Holding Inc., PLT Holding, L.L.C. and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 7, 2016)

10.41
Twelfth Amendment to Receivables Sale Agreement, dated as of April 21, 2017 between Synchrony Bank (formerly known as GE Capital Retail Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on April 26, 2017)

10.42
Thirteenth Amendment to Receivables Sale Agreement, dated as of May 31, 2017 between Synchrony Bank (formerly known as GE Capital Retail Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on June 2, 2017)

10.43
Designation of Removed Accounts and Fourteenth Amendment to Receivables Sale Agreement, dated as of October 11, 2019 between Synchrony Bank (formerly known as GE Capital Retail Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on October 15, 2019)

10.44
Fifteenth Amendment to Receivables Sale Agreement, dated as of March 16, 2021, between Synchrony Bank (formerly known as GE Capital Retail Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 17, 2021)

10.45
Transfer Agreement, dated as of September 25, 2003, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.12 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.46
Second Amendment to Transfer Agreement, dated as of June 17, 2004, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on July 2, 2004)

10.47
Third Amendment to Transfer Agreement, dated as of November 21, 2004, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 24, 2004)

10.48
Fourth Amendment to Transfer Agreement, dated as of August 31, 2006, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on September 5, 2006)

10.49
Fifth Amendment to Transfer Agreement, dated as of December 21, 2006, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 21, 2006)

10.50
Sixth Amendment to Transfer Agreement, dated as of May 21, 2008, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

10.51
Reassignment of Receivables in Removed Accounts and Seventh Amendment to Transfer Agreement, dated as of December 29, 2008, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 30, 2008)

10.52
Reassignment No. 4 of Receivables in Removed Accounts and Eighth Amendment to Transfer Agreement, dated as of February 26, 2009, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on February 26, 2009)

10.53
Ninth Amendment to Transfer Agreement, dated as of March 31, 2010, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 31, 2010)

10.54
Tenth Amendment to Transfer Agreement, dated as of March 20, 2012, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 21, 2012)

10.55
Eleventh Amendment to Transfer Agreement, dated as of March 3, 2016, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 7, 2016)

10.56
Twelfth Amendment to Transfer Agreement, dated as of February 23, 2017, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on February 28, 2017)

10.57
Thirteenth Amendment to Transfer Agreement, dated as of April 21, 2017, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on April 26, 2017)

10.58
Fourteenth Amendment to Transfer Agreement, dated as of March 16, 2021, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 17, 2021)

10.59
Servicing Agreement, dated as of June 27, 2003, by and among RFS Funding Trust Synchrony Credit Card Master Note Trust and General Electric Capital Corporation, successor to GE Capital Retail Bank (formerly known as Monogram Credit Card Bank of Georgia) (incorporated by reference to Exhibit 4.13 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.60
Servicing Assumption Agreement, dated as of February 7, 2005, by GE Capital Retail Bank (formerly known as GE Money Bank) (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on February 11, 2005)

10.61
First Amendment to Servicing Agreement, dated as of May 22, 2006, between Synchrony Credit Card Master Note Trust and GE Capital Retail Bank (formerly known as GE Money Bank) (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 25, 2006)

10.62
Second Amendment to Servicing Agreement, dated as of June 28, 2007, between Synchrony Credit Card Master Note Trust and GE Capital Retail Bank (formerly known as GE Money Bank) (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on June 28, 2007)

10.63
Instrument of Resignation, Appointment and Acceptance and Third Amendment to Servicing Agreement, dated as of May 22, 2008, by and among Synchrony Credit Card Master Note Trust, GE Capital Retail Bank (formerly known as GE Money Bank) and General Electric Capital Corporation (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

10.64
Fourth Amendment to Servicing Agreement, dated as of July 16, 2014, between Synchrony Credit Card Master Note Trust and General Electric Capital Corporation (incorporated by reference to Exhibit 4.14 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on July 16, 2014)

10.65
Fifth Amendment to Servicing Agreement, dated as of November 24, 2015, between Synchrony Credit Card Master Note Trust and General Electric Capital Corporation (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 25, 2015)

10.66
Sixth Amendment to Servicing Agreement, dated as of April 21, 2017, between Synchrony Credit Card Master Note Trust and Synchrony Financial (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on April 26, 2017)

10.67
Instrument of Resignation, Appointment and Acceptance, dated as of December 2, 2015, by and among Synchrony Credit Card Master Note Trust, General Electric Capital LLC and Synchrony Financial (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 4, 2015)

10.68
Administration Agreement, dated as of September 25, 2003, among Synchrony Credit Card Master Note Trust, General Electric Capital Corporation, as Administrator, and The Bank of New York (Delaware), not in its individual capacity but solely as Trustee (incorporated by reference to Exhibit 4.14 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.69
Asset Representations Review Agreement, dated as of March 4, 2016, among Synchrony Bank, RFS Holding, L.L.C., Synchrony Credit Card Master Note Trust, Synchrony Financial and Clayton Fixed Income Services LLC (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 7, 2016)

10.70
First Amendment to Administration Agreement, dated as of May 4, 2009, between Synchrony Credit Card Master Note Trust and General Electric Capital Corporation (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 6, 2009)

10.71
Instrument of Resignation, Appointment and Acceptance, dated as of July 16, 2014, by and among GE Capital Credit Card Master Note Trust, BNY Mellon Trust of Delaware and General Electric Capital Corporation (incorporated by reference to Exhibit 4.13 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on July 16, 2014)

10.72
Master Indenture, dated as of February 29, 2012, between GE Sales Finance Master Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.55 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.73
Supplement No. 1 to Master Indenture, dated as of September 19, 2012, between GE Sales Finance Master Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.56 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.74
Supplement No. 2 to Master Indenture, dated as of March 21, 2014, between GE Sales Finance Master Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.57 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.75
Form of Indenture Supplement, between GE Sales Finance Master Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.58 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.76
Form of Loan Agreement, among GE Sales Finance Master Trust, the Lenders party thereto from time to time, and the Lender Group Agents for the Lender Groups party thereto from time to time (incorporated by reference to Exhibit 10.59 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.77
Amended and Restated Trust Agreement of GE Sales Finance Master Trust, dated as of February 29, 2012, between GE Sales Finance Holding, L.L.C. and BNY Mellon Trust of Delaware (incorporated by reference to Exhibit 10.60 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.78
Amended and Restated Receivables Participation Agreement, dated as of February 29, 2012, between GE Capital Retail Bank and GEMB Lending Inc. (incorporated by reference to Exhibit 10.61 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.79
First Amendment to Amended and Restated Receivables Participation Agreement, dated as of August 17, 2012, between GE Capital Retail Bank and GEMB Lending Inc. (incorporated by reference to Exhibit 10.62 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.80
Second Amendment to Amended and Restated Receivables Participation Agreement, dated as of August 5, 2013, between GE Capital Retail Bank and GEMB Lending Inc. (incorporated by reference to Exhibit 10.63 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.81
Participation Interest Sale Agreement, dated as of February 29, 2012, between GEMB Lending Inc. and GE Sales Finance Holding, L.L.C. (incorporated by reference to Exhibit 10.64 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.82
First Amendment to Participation Interest Sale Agreement, dated as of September 19, 2012, between GEMB Lending Inc. and GE Sales Finance Holding, L.L.C. (incorporated by reference to Exhibit 10.65 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.83
Second Amendment to Participation Interest Sale Agreement, dated as of March 21, 2014, between GEMB Lending Inc. and GE Sales Finance Holding, L.L.C. (incorporated by reference to Exhibit 10.66 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.84
Transfer Agreement, dated as of February 29, 2012, between GE Sales Finance Holding, L.L.C. and GE Sales Finance Master Trust (incorporated by reference to Exhibit 10.67 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.85
First Amendment to Transfer Agreement, dated as of September 19, 2012, between GE Sales Finance Holding, L.L.C. and GE Sales Finance Master Trust (incorporated by reference to Exhibit 10.68 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.86
Second Amendment to Transfer Agreement, dated as of March 21, 2014, between GE Sales Finance Holding, L.L.C. and GE Sales Finance Master Trust (incorporated by reference to Exhibit 10.69 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.87
Servicing Agreement, dated as of February 29, 2012, between GE Capital Retail Bank and GE Sales Finance Master Trust (incorporated by reference to Exhibit 10.70 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.88
Administration Agreement, dated as of February 29, 2012, between GE Sales Finance Master Trust and GE Capital Retail Bank (incorporated by reference to Exhibit 10.71 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.89+
General Electric Supplementary Pension Plan, as amended effective January 1, 2011 (incorporated by reference to Exhibit 10(g) of the annual report on Form 10-K filed by General Electric Company on February 25, 2011)

10.90+
Form of Indemnification Agreement for directors, executive officers and key employees (incorporated by reference to Exhibit 10.89 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.91+
Synchrony Financial Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.91 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 33-194528))

10.92+	Form of Synchrony Financial Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Synchrony Financial on September 22, 2014)
10.93+	First Amendment to the Synchrony Financial Deferred Compensation Plan (incorporated by reference to Exhibit 10.109 to 2014 Annual Report on Form 10-K filed by Synchrony Financial on February 23, 2015)
10.94+	Form of Restricted Stock Unit and Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.2 to Form 8-K filed by Synchrony Financial on September 22, 2014)
10.95+	Form of Synchrony Financial Amended and Restated Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by Synchrony Financial on October 21, 2021)
10.96+	Form of Synchrony Financial Amended and Restated Restoration Plan (incorporated by reference to Exhibit 10.3 to Form 10-Q filed by Synchrony Financial on July 28, 2017)
10.97+	Form of Synchrony Financial Change in Control Severance Plan (incorporated by reference to Exhibit 10.3 to Form 8-K filed by Synchrony Financial on May 27, 2015)
10.98+	Synchrony Financial Amended and Restated 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by Synchrony Financial on October 21, 2021)
10.99†
Services Agreement, dated as of September 15, 2015, between Retail Finance Servicing, LLC and First Data Resources, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Synchrony Financial on September 15, 2015)

10.100
Letter, dated as of October 19, 2015, delivered by General Electric Capital Corporation and acknowledged and agreed to by General Electric Company and Synchrony Financial(incorporated by reference to Exhibit 10.116 of Form S-4 Registration Statement filed by Synchrony Financial on October 19, 2015 (No. 333-207479))

10.101+
Amended and Restated form of agreement for awards of Restricted Stock Units and Non-Qualified Stock Options under Synchrony 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by Synchrony Financial on April 26, 2018)

10.102+
Amended and Restated form of agreement for awards of Performance Share Units under Synchrony 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by Synchrony Financial on April 26, 2018)

10.103+
Form of agreement for awards of Restricted Stock Units under Synchrony 2014 Long-Term Incentive Plan to directors of Synchrony Financial (incorporated by reference to Exhibit 10.3 to Form 10-Q filed by Synchrony Financial on April 26, 2018)

10.104+	Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.4 to Form 10-Q filed by Synchrony Financial on April 26, 2018)
10.105+	First Amendment to the Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by Synchrony Financial on October 22, 2020)
10.106
Amended and Restated Master Indenture, dated as of May 1, 2018, between Synchrony Card Issuance Trust, as Issuer and The Bank of New York Mellon, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form SF-3 Registration Statement filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 4, 2018 (No. 333-224689 and 333-224689-01))

10.107
Form of Class A Terms Document, between Synchrony Card Issuance Trust and The Bank of New York Mellon (incorporated by reference to Exhibit 4.3 of Form SF-3 Registration Statement filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 4, 2018 (No. 333-224689 and 333-224689-01))

10.108
Form of Class B Terms Document, between Synchrony Card Issuance Trust and The Bank of New York Mellon (incorporated by reference to Exhibit 4.4 of Form SF-3 Registration Statement filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 4, 2018 (No. 333-224689 and 333-224689-01))

10.109
Form of Class C Terms Document, between Synchrony Card Issuance Trust and The Bank of New York Mellon (incorporated by reference to Exhibit 4.5 of Form SF-3 Registration Statement filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 4, 2018 (No. 333-224689 and 333-224689-01))

10.110
Form of Class D Terms Document, between Synchrony Card Issuance Trust and The Bank of New York Mellon (incorporated by reference to Exhibit 4.6 of Form SF-3 Registration Statement filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 4, 2018 (No. 333-224689 and 333-224689-01))

10.111
Amended and Restated Trust Agreement, among Synchrony Card Funding, LLC, Citibank, N.A. and Citicorp Trust Delaware, National Association (incorporated by reference to Exhibit 4.7 of Form SF-3 Registration Statement filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 4, 2018 (No. 333-224689 and 333-224689-01))

10.112
Custody and Control Agreement, dated as of November 17, 2017, by and among The Bank of New York Mellon, in its capacity as Custodian and in its capacity as Indenture Trustee, and Synchrony Card Issuance Trust (incorporated by reference to Exhibit 4.8 of Form SF-3 Registration Statement filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 4, 2018 (No. 333-224689 and 333-224689-01))

10.113
Amended and Restated Receivables Sale Agreement, dated as of May 1, 2018, between Synchrony Bank and Synchrony Card Funding, LLC (incorporated by reference to Exhibit 4.9 of Form SF-3 Registration Statement filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 4, 2018 (No. 333-224689 and 333-224689-01))

10.114
Amended and Restated Transfer Agreement, dated as of May 1, 2018, between Synchrony Card Funding, LLC and Synchrony Card Issuance Trust (incorporated by reference to Exhibit 4.10 of Form SF-3 Registration Statement filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 4, 2018 (No. 333-224689 and 333-224689-01))

10.115
Amended and Restated Servicing Agreement, dated as of May 1, 2018, between Synchrony Card Issuance Trust and Synchrony Bank (incorporated by reference to Exhibit 4.11 of Form SF-3 Registration Statement filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 4, 2018 (No. 333-224689 and 333-224689-01))

10.116
Form of Risk Retention Agreement, among Synchrony Bank, Synchrony Card Funding, LLC and Synchrony Card Issuance Trust (incorporated by reference to Exhibit 4.12 of Form SF-3 Registration Statement filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 4, 2018 (No. 333-224689 and 333-224689-01))

10.117
Administration Agreement, dated as of November 30, 2017, between Synchrony Card Issuance Trust and Synchrony Bank (incorporated by reference to Exhibit 4.13 of Form SF-3 Registration Statement filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 4, 2018 (No. 333-224689 and 333-224689-01))

10.118
Asset Representations Review Agreement, dated as of August 15, 2018, among Synchrony Bank, Synchrony Card Funding, LLC, Synchrony Card Issuance Trust and Clayton Fixed Income Services LLC (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on August 20, 2018)

10.119
Synchrony Series Indenture Supplement, dated as of September 26, 2018, between Synchrony Card Issuance Trust and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on October 2, 2018)

10.120
Supplement No. 1 to Synchrony Series Indenture Supplement, dated as of May 28, 2021, between Synchrony Card Issuance Trust and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on June 2, 2021)

10.121
Amended and Restated form of agreement for awards under Synchrony 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the quarterly report on Form 10-Q filed by Synchrony Financial on April 25, 2019)

10.122
Amended and Restated form of agreement for awards of Performance Share Units under Synchrony 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the quarterly report on Form 10-Q filed by Synchrony Financial on April 25, 2019)

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
10.127+
Separation Agreement and Release, dated as of December 9, 2020, between Synchrony Bank and Neeraj Mehta (incorporated by reference to Exhibit 10.127 of the annual report on Form 10-K filed by Synchrony Financial on February 11, 2021)

21.1*	Subsidiaries of the Registrant
23.1*	Consent of KPMG LLP
24.1*	Powers of Attorney (included on the signature page)

31(a)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended
31(b)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended
32*	Certification Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included as Exhibit 101)
______________________
*Filed electronically herewith.
†Confidential treatment granted to certain portions, which portions have been provided separately to the Securities and Exchange Commission.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(b) of this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2021, to be signed on its behalf by the undersigned, and in the capacity indicated, thereunto duly authorized in the City of Stamford and State of Connecticut on the 10th day of February 2022.

Synchrony Financial
(Registrant)

/s/ Brian J. Wenzel Sr.
Brian J. Wenzel Sr. Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Power of Attorney
Each person whose signature appears below hereby constitutes and appoints Brian D. Doubles, Brian J. Wenzel and Jonathan S. Mothner, and each of them acting individually, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to execute for him or her and in his or her name, place and stead, in any and all capacities, any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and any other documents required in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and their substitutes, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian D. Doubles	Principal Executive Officer Director	February 10, 2022
Brian D. Doubles Director and Chief Executive Officer

/s/ Brian J. Wenzel Sr.	Principal Financial Officer	February 10, 2022
Brian J. Wenzel Sr. Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

/s/ David P. Melito	Principal Accounting Officer	February 10, 2022
David P. Melito Senior Vice President and Controller

/s/ Fernando Aguirre	Director	February 10, 2022
Fernando Aguirre

/s/ Paget L. Alves	Director	February 10, 2022
Paget L. Alves

/s/ Arthur W. Coviello, Jr.	Director	February 10, 2022
Arthur W. Coviello, Jr.

/s/ William W. Graylin	Director	February 10, 2022
William W. Graylin

/s/ Roy A. Guthrie	Director	February 10, 2022
Roy A. Guthrie

/s/ Margaret M. Keane	Director	February 10, 2022
Margaret M. Keane

/s/ Jeffrey G. Naylor	Director	February 10, 2022
Jeffrey G. Naylor

/s/ P.W. Parker	Director	February 10, 2022
P.W. Parker

/s/ Laurel J. Richie	Director	February 10, 2022
Laurel J. Richie

/s/ Olympia J. Snowe	Director	February 10, 2022
Olympia J. Snowe

/s/ Ellen M. Zane	Director	February 10, 2022
Ellen M. Zane