Form 10-Q
period 2022-03-31
Synchrony Financial
filed 2022-04-21
CIK 1601712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 18, 2022 was 501,488,808.

Synchrony Financial

Certain Defined Terms
Except as the context may otherwise require in this report, references to:
•“we,” “us,” “our” and the “Company” are to SYNCHRONY FINANCIAL and its subsidiaries;
•“Synchrony” are to SYNCHRONY FINANCIAL only;
•the “Bank” are to Synchrony Bank (a subsidiary of Synchrony);
•the “Board of Directors” or “Board” are to Synchrony's board of directors;
•“CECL” are to the impairment model known as the Current Expected Credit Loss model, which is based on expected credit losses; and
•“VantageScore” are to a credit score developed by the three major credit reporting agencies which is used as a means of evaluating the likelihood that credit users will pay their obligations.
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
For a description of certain other terms we use, including “active account” and “purchase volume,” see the notes to “Management’s Discussion and Analysis—Results of Operations—Other Financial and Statistical Data” in our Annual Report on Form 10-K for the year ended December 31, 2021 (our “2021 Form 10-K”). There is no standard industry definition for many of these terms, and other companies may define them differently than we do.

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
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this report and in our public filings, including under the heading “Risk Factors Relating to Our Business” and “Risk Factors Relating to Regulation” in our 2021 Form 10-K. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties, or potentially inaccurate assumptions that could cause our current expectations or beliefs to change. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report and in our 2021 Form 10-K. The discussion below contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations. See “Cautionary Note Regarding Forward-Looking Statements.”
Introduction and Business Overview
____________________________________________________________________________________________
We are a premier consumer financial services company delivering one of the industry's most complete, digitally-enabled product suites. Our experience, expertise and scale encompass a broad spectrum of industries including digital, health and wellness, retail, telecommunications, home, auto, powersports, pet and more. We have an established and diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” For the three months ended March 31, 2022, we financed $40.5 billion of purchase volume and had 70.1 million average active accounts, and at March 31, 2022, we had $78.9 billion of loan receivables.
We offer our credit products primarily through our wholly-owned subsidiary, the Bank. In addition, through the Bank, we offer, directly to retail, affinity relationships and commercial customers, a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”), including certificates of deposit, individual retirement accounts (“IRAs”), money market accounts, savings accounts and sweep and affinity deposits. We also take deposits at the Bank through third-party securities brokerage firms that offer our FDIC-insured deposit products to their customers. We have significantly expanded our online direct banking operations in recent years and our deposit base serves as a source of stable and diversified low cost funding for our credit activities. At March 31, 2022, we had $63.6 billion in deposits, which represented 83% of our total funding sources.
Our Sales Platforms
_________________________________________________________________
We conduct our operations through a single business segment. Profitability and expenses, including funding costs, credit losses and operating expenses, are managed for the business as a whole. Substantially all of our revenue activities are within the United States. We primarily manage our credit products through five sales platforms (Home & Auto, Digital, Diversified & Value, Health & Wellness and Lifestyle). Those platforms are organized by the types of partners we work with, and are measured on interest and fees on loans, loan receivables, active accounts and other sales metrics.

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
Health & Wellness
Our Health & Wellness sales platform provides comprehensive healthcare payments and financing solutions, through a network of providers and health systems, for those seeking health and wellness care for themselves, their families and their pets, and includes key brands such as CareCredit and Pets Best, as well as partners such as Walgreens.

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
The following table sets forth each credit product by type and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at March 31, 2022.

		Promotional Offer
Credit Product	Standard Terms Only	Deferred Interest	Other Promotional	Total
Credit cards	57.5%	20.6%	16.4%	94.5%
Commercial credit products	1.9	—	—	1.9
Consumer installment loans	0.1	0.1	3.3	3.5
Other	0.1	—	—	0.1
Total	59.6%	20.7%	19.7%	100.0%
Credit Cards
We offer the following principal types of credit cards:
•Private Label Credit Cards. Private label credit cards are partner-branded credit cards (e.g., Lowe’s or Amazon) or program-branded credit cards (e.g., Synchrony Car Care or CareCredit) that are used primarily for the purchase of goods and services from the partner or within the program network. In addition, in some cases, cardholders may be permitted to access their credit card accounts for cash advances. Credit under our private label credit cards typically is extended either on standard terms only or pursuant to a promotional financing offer.
•Dual Cards and General Purpose Co-Branded Cards. Our patented Dual Cards are credit cards that function as private label credit cards when used to purchase goods and services from our partners, and as general purpose credit cards when used to make purchases from other retailers wherever cards from those card networks are accepted or for cash advance transactions. We also offer general purpose co-branded credit cards that do not function as private label credit cards, as well as a Synchrony-branded general purpose credit card. Dual Cards and general purpose co-branded credit cards are offered across all of our sales platforms and credit is typically extended on standard terms only. We offer either Dual Cards or general purpose co-branded credit cards through 21 credit partners, of which the majority are Dual Cards, as well as our CareCredit Dual Card. Consumer Dual Cards and Co-Branded cards totaled 25% of our total loan receivables portfolio, including held for sale, at March 31, 2022.
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

Business Trends and Conditions
____________________________________________________________________________________________
We believe our business and results of operations will be impacted in the future by various trends and conditions. For a discussion of certain trends and conditions, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Trends and Conditions” in our 2021 Form 10-K. For a discussion of how certain trends and conditions impacted the three months ended March 31, 2022, see “—Results of Operations.”

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
The seasonal trends discussed above are most evident between the fourth quarter and the first quarter of the following year. In addition to these seasonal trends, we continue to experience improvements in customer payment behavior, which include the effects of governmental stimulus actions, industry-wide forbearance measures and elevated consumer savings. Customer payments as a percentage of beginning-of-period loan receivables for the three months ended March 31, 2022 were approximately 45 basis points higher than the prior year period, and are significantly elevated compared to historical averages.
Loan receivables decreased by $1.8 billion, or 2.3% to $78.9 billion at March 31, 2022 compared to $80.7 billion at December 31, 2021, and our allowance for credit losses as a percentage of total loan receivables increased to 10.96% at March 31, 2022, from 10.76% at December 31, 2021, reflecting the seasonal trends discussed above. Past due balances increased to $2.2 billion at March 31, 2022 from $2.1 billion at December 31, 2021 as the effects from some moderation in elevated payment rates exceeded the impact of the seasonal trends we experienced.

Results of Operations
____________________________________________________________________________________________
Highlights for the Three Months Ended March 31, 2022
Below are highlights of our performance for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, as applicable, except as otherwise noted.
•Net earnings decreased to $932 million from $1.0 billion. The decrease in the three months ended March 31, 2022 was primarily driven by increases in provision for credit losses, retailer share arrangements and other expense, partially offset by higher net interest income.
•Loan receivables increased to $78.9 billion at March 31, 2022 compared to $76.9 billion at March 31, 2021, driven by strong purchase volume growth, partially offset by the reclassification of loan receivables associated with the Gap Inc and BP portfolios to loan receivables held for sale. Loan receivables held for sale at March 31, 2022 were $4.0 billion. Excluding the impact of the reclassifications of these portfolios to loan receivables held for sale, loan receivables increased 7.9% reflecting strong purchase volume growth of 16.5%, partially offset by elevated customer payment rates.
•Net interest income increased 10.2% to $3.8 billion for the three months ended March 31, 2022. Interest and fees on loans increased by $276 million, or 7.4%, driven by growth in average loan receivables and interest expense decreased by $70 million, or 23.1%, primarily attributed to lower benchmark rates and lower funding liabilities.
•Retailer share arrangements increased 11.6% to $1.1 billion for the three months ended March 31, 2022, primarily due to continued strong program performance.
•Over-30 day loan delinquencies as a percentage of period-end loan receivables decreased 5 basis points to 2.78% at March 31, 2022. Excluding amounts related to the held for sale portfolios, the decrease compared to the prior year was approximately 15 basis points. The net charge-off rate decreased 89 basis points to 2.73% for the three months ended March 31, 2022.
•Provision for credit losses increased by $187 million, or 56.0% for the three months ended March 31, 2022 primarily driven by a lower reserve release compared to prior year, partially offset by lower net charge-offs. The reduction in reserves for credit losses in the current year included a $29 million reserve reduction related to the held for sale portfolios. Our allowance coverage ratio (allowance for credit losses as a percent of period-end loan receivables) decreased to 10.96% at March 31, 2022, as compared to 12.88% at March 31, 2021.
•Other expense increased by $107 million, or 11.5% for the three months ended March 31, 2022, primarily driven by higher employee, marketing and business development and technology costs.
•At March 31, 2022, deposits represented 83% of our total funding sources. Total deposits increased by 2.1% to $63.6 billion at March 31, 2022, compared to December 31, 2021.
•During the three months ended March 31, 2022, we declared and paid cash dividends on our Series A 5.625% non-cumulative preferred stock of $14.06 per share, or $10 million.
•In April 2022, we announced that our Board approved an incremental share repurchase authorization of $2.8 billion through June 2023 and plans to increase our quarterly dividend by 5% to $0.23 per common share commencing in the third quarter of 2022. During the three months ended March 31, 2022, we repurchased $967 million of our outstanding common stock, and declared and paid cash dividends of $0.22 per share, or $114 million. Inclusive of the $251 million of remaining authorized share repurchase capacity at March 31, 2022 we have a total share repurchase authorization of $3.1 billion. For more information, see “Capital—Dividend and Share Repurchases.”

2022 Partner Agreements
During the quarter ended March 31, 2022, we continued to expand and diversify our portfolio with the addition or renewal of more than 15 partners, which included the following:
•In our Home & Auto sales platform, we announced our new partnership with Furnitureland South and extended our agreements with Cardi's, Generac Power Systems, Mattress Warehouse, NAPA AutoCare and New South Window Solutions.
•In our Health & Wellness sales platform, we expanded our network through our new partnerships with Buffalo Veterinary Group and Service Corporation International and extended our agreements with Encore Vet Group.
•In our Lifestyle sales platform, we extended our program agreements with Guitar Center and Reeds.
Summary Earnings
The following table sets forth our results of operations for the periods indicated.

	Three months ended March 31,
($ in millions)	2022	2021
Interest income	$4,022	$3,742
Interest expense	233	303
Net interest income	3,789	3,439
Retailer share arrangements	(1,104)	(989)
Provision for credit losses	521	334
Net interest income, after retailer share arrangements and provision for credit losses	2,164	2,116
Other income	108	131
Other expense	1,039	932
Earnings before provision for income taxes	1,233	1,315
Provision for income taxes	301	290
Net earnings	$932	$1,025
Net earnings available to common stockholders	$922	$1,014

Other Financial and Statistical Data
The following table sets forth certain other financial and statistical data for the periods indicated.

	At and for the
	Three months ended March 31,
($ in millions)	2022	2021
Financial Position Data (Average):
Loan receivables, including held for sale	$82,747	$78,358
Total assets	$95,556	$96,455
Deposits	$62,688	$63,070
Borrowings	$14,046	$15,659
Total equity	$13,731	$13,071
Selected Performance Metrics:
Purchase volume(1)(2)	$40,490	$34,749
Home & Auto	$10,260	$9,337
Digital	$11,196	$9,340
Diversified & Value	$11,558	$9,220
Health & Wellness	$3,107	$2,648
Lifestyle	$1,195	$1,154
Corp, Other	$3,174	$3,050
Average active accounts (in thousands)(2)(3)	70,127	66,280
Net interest margin(4)	15.80%	13.98%
Net charge-offs	$558	$699
Net charge-offs as a % of average loan receivables, including held for sale	2.73%	3.62%
Allowance coverage ratio(5)	10.96%	12.88%
Return on assets(6)	4.0%	4.3%
Return on equity(7)	27.5%	31.8%
Equity to assets(8)	14.37%	13.55%
Other expense as a % of average loan receivables, including held for sale	5.09%	4.82%
Efficiency ratio(9)	37.2%	36.1%
Effective income tax rate	24.4%	22.1%
Selected Period-End Data:
Loan receivables	$78,916	$76,858
Allowance for credit losses	$8,651	$9,901
30+ days past due as a % of period-end loan receivables(10)	2.78%	2.83%
90+ days past due as a % of period-end loan receivables(10)	1.30%	1.52%
Total active accounts (in thousands)(2)(3)	69,122	65,219
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

	2022			2021
Three months ended March 31 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$8,976	$5	0.23%	$14,610	$4	0.11%
Securities available for sale	5,513	9	0.66%	6,772	6	0.36%
Loan receivables, including held for sale(3):
Credit cards	78,564	3,913	20.20%	74,865	3,657	19.81%
Consumer installment loans	2,682	66	9.98%	2,219	53	9.69%
Commercial credit products	1,434	28	7.92%	1,231	21	6.92%
Other	67	1	NM	43	1	NM
Total loan receivables, including held for sale	82,747	4,008	19.64%	78,358	3,732	19.32%
Total interest-earning assets	97,236	4,022	16.78%	99,740	3,742	15.22%
Non-interest-earning assets:
Cash and due from banks	1,626			1,635
Allowance for credit losses	(8,675)			(10,225)
Other assets	5,369			5,305
Total non-interest-earning assets	(1,680)			(3,285)
Total assets	$95,556			$96,455
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$62,314	$127	0.83%	$62,724	$170	1.10%
Borrowings of consolidated securitization entities	6,827	33	1.96%	7,694	51	2.69%
Senior unsecured notes	7,219	73	4.10%	7,965	82	4.18%
Total interest-bearing liabilities	76,360	233	1.24%	78,383	303	1.57%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	374			346
Other liabilities	5,091			4,655
Total non-interest-bearing liabilities	5,465			5,001
Total liabilities	81,825			83,384
Equity
Total equity	13,731			13,071
Total liabilities and equity	$95,556			$96,455
Interest rate spread(4)			15.54%			13.65%
Net interest income		$3,789			$3,439
Net interest margin(5)			15.80%			13.98%
_______________________
(1)Average yields/rates are based on total interest income/expense over average balances.
(2)Includes average restricted cash balances of $614 million and $423 million for the three months ended March 31, 2022 and 2021, respectively.
(3)Interest income on loan receivables includes fees on loans of $652 million and $514 million for the three months ended March 31, 2022 and 2021, respectively.
(4)Interest rate spread represents the difference between the yield on total interest-earning assets and the rate on total interest-bearing liabilities.
(5)Net interest margin represents net interest income divided by average total interest-earning assets.

For a summary description of the composition of our key line items included in our Statements of Earnings, see Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Form 10-K.
Interest Income
Interest income increased by $280 million, or 7.5%. The increase in the three months ended March 31, 2022 was primarily driven by increases in interest and fees on loans attributed to growth in average loan receivables, including held for sale.
Average interest-earning assets

Three months ended March 31 ($ in millions)	2022	%	2021	%
Loan receivables, including held for sale	$82,747	85.1%	$78,358	78.6%
Liquidity portfolio and other	14,489	14.9%	21,382	21.4%
Total average interest-earning assets	$97,236	100.0%	$99,740	100.0%
Average loan receivables, including held for sale, increased by 5.6% for the three months ended March 31, 2022, primarily driven by growth in purchase volume of 16.5%, partially offset by improvement in customer payment behavior. Customer payments as a percentage of beginning-of-period loan receivables for the three months ended March 31, 2022 were approximately 45 basis points higher than the prior year period.
Yield on average interest-earning assets
The yield on average interest-earning assets increased for the three months ended March 31, 2022, primarily due to an increase in the percentage of interest-earning assets attributable to loan receivables, as well as an increase in the yield on average loan receivables. The increase in loan receivable yield was 32 basis points to 19.6% for the three months ended March 31, 2022.
Interest Expense
Interest expense decreased by $70 million, or 23.1%, for the three months ended March 31, 2022, primarily attributed to lower benchmark interest rates and lower funding liabilities. Our cost of funds decreased to 1.24% for the three months ended March 31, 2022, compared to 1.57% for the three months ended March 31, 2021.
Average interest-bearing liabilities

Three months ended March 31 ($ in millions)	2022	%	2021	%
Interest-bearing deposit accounts	$62,314	81.6%	$62,724	80.0%
Borrowings of consolidated securitization entities	6,827	8.9%	7,694	9.8%
Senior unsecured notes	7,219	9.5%	7,965	10.2%
Total average interest-bearing liabilities	$76,360	100.0%	$78,383	100.0%
Net Interest Income
Net interest income increased by $350 million, or 10.2%, for the three months ended March 31, 2022, resulting from the changes in interest income and interest expense discussed above.
Retailer Share Arrangements
Retailer share arrangements increased by $115 million, or 11.6%, for the three months ended March 31, 2022, primarily due to continued strong program performance.

Provision for Credit Losses
Provision for credit losses increased by $187 million, or 56.0%, for the three months ended March 31, 2022, primarily driven by a lower reserve release in the current year, partially offset by lower net charge-offs. The reductions in reserves for credit losses for the three months ended March 31, 2022 were $37 million, including a $29 million reserve reduction related to the held for sale portfolios.
Other Income

	Three months ended March 31,
($ in millions)	2022	2021
Interchange revenue	$230	$171
Debt cancellation fees	89	69
Loyalty programs	(258)	(179)
Other	47	70
Total other income	$108	$131
Other income decreased by $23 million, or 17.6%, for the three months ended March 31, 2022 primarily driven by higher loyalty program costs associated with purchase volume growth, and lower investment gains.
Other Expense

	Three months ended March 31,
($ in millions)	2022	2021
Employee costs	$402	$364
Professional fees	210	190
Marketing and business development	116	95
Information processing	145	131
Other	166	152
Total other expense	$1,039	$932
Other expense increased by $107 million, or 11.5%, for the three months ended March 31, 2022, primarily driven by increases in employee costs, marketing and business development, professional fees and information processing.
The increase in employee costs was primarily attributable to increase in non-exempt headcount driven by growth and insourcing, higher hourly wages and other compensation adjustments. The increase in marketing and business development was primarily driven by higher contractual and discretionary marketing investments. The increase in professional fees and information processing costs was primarily due to higher technology investments and purchase volume.
Provision for Income Taxes

	Three months ended March 31,
($ in millions)	2022	2021
Effective tax rate	24.4%	22.1%
Provision for income taxes	$301	$290
The effective tax rate for the three months ended March 31, 2022 increased compared to the same period in the prior year primarily due to the resolution of certain tax matters in the prior period. For both periods presented, the effective tax rate differs from the applicable U.S. federal statutory tax rate primarily due to state income taxes.

Platform Analysis
As discussed above under “—Our Sales Platforms,” we offer our credit products primarily through five sales platforms (Home & Auto, Digital, Diversified & Value, Health & Wellness and Lifestyle), which management measures based on their revenue-generating activities. The following is a discussion of certain supplemental information for the three months ended March 31, 2022, for each of our five sales platforms and Corp, Other.
Home & Auto

	Three months ended March 31,
($ in millions)	2022	2021
Purchase volume	$10,260	$9,337
Period-end loan receivables	$26,532	$24,942
Average loan receivables, including held for sale	$26,406	$25,273
Average active accounts (in thousands)	17,473	17,149

Interest and fees on loans	$1,088	$1,036
Other income	$21	$17
Home & Auto interest and fees on loans increased by $52 million, or 5.0%, for the three months ended March 31, 2022 primarily driven by growth in average loan receivables. The growth in average loan receivables reflected purchase volume growth of 9.9%, partially offset by elevated customer payment rates.
Digital

	Three months ended March 31,
($ in millions)	2022	2021
Purchase volume	$11,196	$9,340
Period-end loan receivables	$21,075	$18,907
Average loan receivables, including held for sale	$21,160	$19,437
Average active accounts (in thousands)	19,000	17,318

Interest and fees on loans	$1,022	$903
Other income	$(12)	$(12)
Digital interest and fees on loans increased by $119 million, or 13.2%, for the three months ended March 31, 2022, primarily driven by growth in average loan receivables. The growth in average loan receivables reflected purchase volume growth of 19.9% and average active account growth of 9.7%, partially offset by elevated customer payment rates.
Diversified & Value

	Three months ended March 31,
($ in millions)	2022	2021
Purchase volume	$11,558	$9,220
Period-end loan receivables	$15,166	$14,217
Average loan receivables, including held for sale	$15,128	$14,574
Average active accounts (in thousands)	19,201	17,457

Interest and fees on loans	$826	$789
Other income	$(9)	$5
Diversified & Value interest and fees on loans increased by $37 million, or 4.7%, for the three months ended March 31, 2022, primarily driven by growth in average loan receivables. The growth in average loan receivables reflected purchase volume growth of 25.4% and average active account growth of 10.0%, partially offset by elevated customer payment rates.

Other income decreased by $14 million, for the three months ended March 31, 2022, primarily driven by higher program loyalty costs.
Health & Wellness

	Three months ended March 31,
($ in millions)	2022	2021
Purchase volume	$3,107	$2,648
Period-end loan receivables	$10,407	$9,317
Average loan receivables, including held for sale	$10,251	$9,442
Average active accounts (in thousands)	6,027	5,706

Interest and fees on loans	$616	$558
Other income	$53	$40
Health & Wellness interest and fees on loans increased by $58 million, or 10.4%, for the three months ended March 31, 2022, primarily driven by growth in average loan receivables. The growth in average loan receivables reflected strength across the network, particularly in Dental as patient volume increased compared to prior year. Purchase volume increased 17.3% and average active accounts increased 5.6%. The impacts from these increases were partially offset by elevated payment rates.
Other income increased by $13 million, or 32.5%, for the three months ended March 31, 2022, primarily due to commission fees earned by Pets Best.
Lifestyle

	Three months ended March 31,
($ in millions)	2022	2021
Purchase volume	$1,195	$1,154
Period-end loan receivables	$5,381	$4,988
Average loan receivables, including held for sale	$5,379	$5,003
Average active accounts (in thousands)	2,582	2,573

Interest and fees on loans	$191	$181
Other income	$6	$5
Lifestyle interest and fees on loans increased by $10 million, or 5.5%, for the three months ended March 31, 2022, primarily driven by growth in average loan receivables. The growth in average loan receivables reflected purchase volume growth of 3.6% which was driven by strength in our Music and Specialty retail partners, partially offset by comparison to strong growth in Power in the prior year.
Corp, Other

	Three months ended March 31,
($ in millions)	2022	2021
Purchase volume	$3,174	$3,050
Period-end loan receivables	$355	$4,487
Average loan receivables, including held for sale	$4,423	$4,629
Average active accounts (in thousands)	5,844	6,077

Interest and fees on loans	$265	$265
Other income	$49	$76
Corp, Other interest and fees on loans remained flat for the three months ended March 31, 2022.

Other income decreased by $27.0 million, or 35.5%, for the three months ended March 31, 2022, primarily due to lower investment gains.
Loan Receivables
____________________________________________________________________________________________
Loan receivables are our largest category of assets and represent our primary source of revenue. The following discussion provides supplemental information regarding our loan receivables portfolio. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies and Note 4. Loan Receivables and Allowance for Credit Losses to our condensed consolidated financial statements for additional information related to our loan receivables, including troubled debt restructurings (“TDRs”).
The following table sets forth the composition of our loan receivables portfolio by product type at the dates indicated.

($ in millions)	At March 31, 2022	(%)	At December 31, 2021	(%)
Loans
Credit cards	$74,596	94.5%	$76,628	94.9%
Consumer installment loans	2,719	3.5%	2,675	3.4
Commercial credit products	1,530	1.9%	1,372	1.7
Other	71	0.1%	65	—
Total loans	$78,916	100.0%	$80,740	100.0%
Loan receivables decreased 2.3% to $78.9 billion at March 31, 2022 compared to December 31, 2021, primarily driven by the seasonality of our business, partially offset by strong purchase volume growth and some moderation in customer payment rates.
Loan receivables increased 2.7% to $78.9 billion at March 31, 2022 compared to $76.9 billion at March 31, 2021, primarily due to strong purchase volume growth, partially offset by the reclassification of loan receivables associated with the Gap Inc. and BP portfolios to loan receivables held for sale. Loan receivables held for sale totaled $4.0 billion at March 31, 2022, and we expect conveyance of both portfolios to occur, subject to customary closing conditions, in the second quarter of 2022. Excluding the impact of the reclassification of these portfolios to loan receivables held for sale, loan receivables increased 7.9% reflecting strong purchase volume growth, partially offset by elevated customer payment rates.
Our loan receivables portfolio had the following geographic concentration at March 31, 2022.

($ in millions)	Loan Receivables Outstanding	% of Total Loan Receivables Outstanding
State
Texas	$8,490	10.8%
California	$8,172	10.4%
Florida	$7,198	9.1%
New York	$4,030	5.1%
North Carolina	$3,256	4.1%
Delinquencies
Over-30 day loan delinquencies as a percentage of period-end loan receivables decreased to 2.78% at March 31, 2022 from 2.83% at March 31, 2021, and increased from 2.62% at December 31, 2021. The decrease compared to the prior year period was primarily driven by improvements in customer payment behavior, partially offset by the effects of the reclassification of loan receivables related to the Gap Inc. and BP portfolios to loan receivables held for sale. When excluding amounts related to held for sale portfolios from both current year and prior year periods, over-30 day loan delinquencies at March 31, 2022 declined approximately 15 basis points compared to March 31, 2021. The current quarter increase as compared to December 31, 2021 was primarily driven by some moderation in customer payment rates, partially offset by the seasonality of our business.

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
The table below sets forth the net charge-offs and ratio of net charge-offs to average loan receivables, including held for sale, (“net charge-off rate”) for the periods indicated.

	Three months ended March 31,		Three months ended March 31,
	2022		2021
($ in millions)	Amount	Rate	Amount	Rate
Credit cards	$530	2.74%	$682	3.69%
Consumer installment loans	17	2.57%	10	1.83%
Commercial credit products	11	3.11%	7	2.64%
Other	—	—%	—	—%
Total net charge-offs	$558	2.73%	$699	3.62%
Allowance for Credit Losses
The allowance for credit losses totaled $8.7 billion at March 31, 2022, compared to $8.7 billion at December 31, 2021 and $9.9 billion at March 31, 2021, and reflects our estimate of expected credit losses for the life of the loan receivables on our consolidated statement of financial position. Our allowance for credit losses as a percentage of total loan receivables increased to 10.96% at March 31, 2022, from 10.76% at December 31, 2021 and decreased from 12.88% at March 31, 2021.
The decrease compared to March 31, 2021 is primarily driven by improvements in customer payment behavior, which resulted in a reduction in our estimate of expected credit losses. The allowance for credit losses remained relatively flat compared to December 31, 2021 reflecting recent trends in customer payment behavior, partially offset by an uncertain macroeconomic environment.

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
Funding Sources
Our primary funding sources include cash from operations, deposits (direct and brokered deposits), securitized financings and senior unsecured notes.

The following table summarizes information concerning our funding sources during the periods indicated:

	2022			2021
Three months ended March 31 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$62,314	81.6%	0.8%	$62,724	80.0%	1.1%
Securitized financings	6,827	8.9	2.0	7,694	9.8	2.7
Senior unsecured notes	7,219	9.5	4.1	7,965	10.2	4.2
Total	$76,360	100.0%	1.2%	$78,383	100.0%	1.6%
______________________
(1)Excludes $374 million and $346 million average balance of non-interest-bearing deposits for the three months ended March 31, 2022 and 2021, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the three months ended March 31, 2022 and 2021.
Deposits
We obtain deposits directly from retail, affinity relationships and commercial customers (“direct deposits”) or through third-party brokerage firms that offer our deposits to their customers (“brokered deposits”). At March 31, 2022, we had $52.5 billion in direct deposits and $11.1 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger that channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to continue to utilize our direct deposits base as a source of stable and diversified low-cost funding.
Our direct deposits include a range of FDIC-insured deposit products, including certificates of deposit, IRAs, money market accounts, savings accounts, sweep and affinity deposits.
Brokered deposits are primarily from retail customers of large brokerage firms. We have relationships with 10 brokers that offer our deposits through their networks. Our brokered deposits consist primarily of certificates of deposit that bear interest at a fixed rate. These deposits generally are not subject to early withdrawal.
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
In December 2020, the FDIC issued a final rule to revise and clarify its framework for classifying deposits as brokered deposits, with full compliance with this rule required by January 1, 2022. In accordance with this final rule, deposits generated through certain sweep deposit relationships were reclassified from brokered to direct deposits in the first quarter of 2022.
The following table summarizes certain information regarding our interest-bearing deposits by type (all of which constitute U.S. deposits) for the periods indicated:

Three months ended March 31 ($ in millions)	2022			2021
	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$20,226	32.5%	1.0%	$25,291	40.3%	1.5%
Savings, money market, and demand accounts	31,097	49.9	0.5	26,806	42.8	0.5
Brokered deposits	10,991	17.6	1.3	10,627	16.9	1.5
Total interest-bearing deposits	$62,314	100.0%	0.8%	$62,724	100.0%	1.1%
Our deposit liabilities provide funding with maturities ranging from one day to ten years. At March 31, 2022, the weighted average maturity of our interest-bearing time deposits was 1.0 years. See Note 7. Deposits to our condensed consolidated financial statements for more information on the maturities of our time deposits.

The following table summarizes deposits by contractual maturity at March 31, 2022:

($ in millions)	3 Months or Less	Over 3 Months but within 6 Months	Over 6 Months but within 12 Months	Over 12 Months	Total
U.S. deposits (less than FDIC insurance limit)(1)(2)	$31,177	$2,829	$6,280	$9,278	$49,564
U.S. deposits (in excess of FDIC insurance limit)(2)
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	1,065	757	1,685	1,737	5,244
Savings, money market, and demand accounts	8,767	—	—	—	8,767
Total	$41,009	$3,586	$7,965	$11,015	$63,575
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
The following table summarizes expected contractual maturities of the investors’ interests in securitized financings, excluding debt premiums, discounts and issuance costs at March 31, 2022.

($ in millions)	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years	Total
Scheduled maturities of long-term borrowings—owed to securitization investors:
SYNCT(1)	$2,608	$1,382	$—	$—	$3,990
SFT	500	800	—	—	1,300
SYNIT(1)	850	—	—	—	850
Total long-term borrowings—owed to securitization investors	$3,958	$2,182	$—	$—	$6,140
______________________
(1)Excludes any subordinated classes of SYNCT notes and SYNIT notes that we owned at March 31, 2022.
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
The following table summarizes for each of our trusts the three-month rolling average excess spread at March 31, 2022.

	Note Principal Balance ($ in millions)	# of Series Outstanding	Three-Month Rolling Average Excess Spread(1)
SYNCT	$4,152	7	~18.0% to 20.4%
SFT	$1,300	5	20.3%
SYNIT	$850	1	15.2%
______________________
(1)Represents the excess spread (generally calculated as interest income collected from the applicable pool of loan receivables less applicable net charge-offs, interest expense and servicing costs, divided by the aggregate principal amount of loan receivables in the applicable pool) for SFT or, in the case of SYNCT, a range of the excess spreads relating to the particular series issued within such trust or, in the case of SYNIT, the excess spread relating to the one outstanding series issued within such trust, in all cases omitting any series that have not been outstanding for at least three full monthly periods and calculated in accordance with the applicable trust or series documentation, for the three securitization monthly periods ended March 31, 2022.
Senior Unsecured Notes
The following table provides a summary of our outstanding fixed rate senior unsecured notes at March 31, 2022.

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
______________________
(1)Weighted average interest rate of all senior unsecured notes at March 31, 2022 was 3.88%.
(2)The amounts shown exclude unamortized debt discounts, premiums and issuance costs.

Short-Term Borrowings
Except as described above, there were no material short-term borrowings for the periods presented.
Other
At March 31, 2022, we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
Covenants
The indenture pursuant to which our senior unsecured notes have been issued includes various covenants. If we do not satisfy any of these covenants, the maturity of amounts outstanding thereunder may be accelerated and become payable. We were in compliance with all of these covenants at March 31, 2022.
At March 31, 2022, we were not in default under any of our credit facilities.
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

We maintain a liquidity portfolio, which at March 31, 2022 had $14.7 billion of liquid assets, primarily consisting of cash and equivalents and short-term obligations of the U.S. Treasury, less cash in transit which is not considered to be liquid, compared to $13.0 billion of liquid assets at December 31, 2021. The increase in liquid assets was primarily due to the excess cash flows from operations and the seasonality of our business. We believe our liquidity position at March 31, 2022 remains strong as we continue to operate in a period of uncertain economic conditions and we will continue to closely monitor our liquidity as economic conditions change.
As additional sources of liquidity, at March 31, 2022, we had an aggregate of $2.6 billion of undrawn committed capacity on our securitized financings, subject to customary borrowing conditions, from private lenders under our securitization programs and $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders, and we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
As a general matter, investments included in our liquidity portfolio are expected to be highly liquid, giving us the ability to readily convert them to cash. The level and composition of our liquidity portfolio may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.
We rely significantly on dividends and other distributions and payments from the Bank for liquidity; however, bank regulations, contractual restrictions and other factors limit the amount of dividends and other distributions and payments that the Bank may pay to us. For a discussion of regulatory restrictions on the Bank’s ability to pay dividends, see “Regulation—Risk Factors Relating to Regulation—We are subject to restrictions that limit our ability to pay dividends and repurchase our common stock; the Bank is subject to restrictions that limit its ability to pay dividends to us, which could limit our ability to pay dividends, repurchase our common stock or make payments on our indebtedness” and “Regulation—Regulation Relating to Our Business—Savings Association Regulation—Dividends and Stock Repurchases” in our 2021 Form 10-K.
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
Synchrony is not currently required to conduct stress tests. See “Regulation—Regulation Relating to Our Business—Recent Legislative and Regulatory Developments” in our 2021 Form 10-K. In addition, while we have not been subject to the Federal Reserve Board's formal capital plan submission requirements to-date, we submitted a capital plan to the Federal Reserve Board in 2022. While not required, our capital plan process does include certain internal stress testing.
Dividend and Share Repurchases

Common Stock Cash Dividends Declared	Month of Payment	Amount per Common Share	Amount
($ in millions, except per share data)
Three months ended March 31, 2022	February 2022	$0.22	$114
Total dividends declared		$0.22	$114

Preferred Stock Cash Dividends Declared	Month of Payment	Amount per Preferred Share	Amount
($ in millions, except per share data)
Three months ended March 31, 2022	February 2022	$14.06	$10
Total dividends declared		$14.06	$10
In April 2022, we announced that our Board approved plans to increase our quarterly common stock dividend by 5% to $0.23 per common share commencing in the third quarter of 2022. The declaration and payment of future dividends to holders of our common and preferred stock will be at the discretion of the Board and will depend on many factors. For a discussion of regulatory and other restrictions on our ability to pay dividends and repurchase stock, see “Regulation—Risk Factors Relating to Regulation—We are subject to restrictions that limit our ability to pay dividends and repurchase our common stock; the Bank is subject to restrictions that limit its ability to pay dividends to us, which could limit our ability to pay dividends, repurchase our common stock or make payments on our indebtedness” in our 2021 Form 10-K.

Common Shares Repurchased Under Publicly Announced Programs	Total Number of Shares Purchased	Dollar Value of Shares Purchased
($ and shares in millions)
Three months ended March 31, 2022	22.0	$967
Total	22.0	$967
During the first quarter of 2022, we repurchased $967 million of common stock as part of the share repurchase programs announced in 2021, with remaining authorized share repurchase capacity of $251 million under the 2021 program.
In addition, in April 2022, we announced that our Board approved an incremental share repurchase authorization of $2.8 billion through June 2023, resulting in total share repurchase authorization of $3.1 billion. In all instances, the share repurchase programs are subject to market conditions and other factors, including legal and regulatory restrictions and required approvals.
Regulatory Capital Requirements - Synchrony Financial
As a savings and loan holding company, we are required to maintain minimum capital ratios, under the applicable U.S. Basel III capital rules. For more information, see “Regulation—Savings and Loan Holding Company Regulation” in our 2021 Form 10-K.
For Synchrony Financial to be a well-capitalized savings and loan holding company, Synchrony Bank must be well-capitalized and Synchrony Financial must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. At March 31, 2022, Synchrony Financial met all the requirements to be deemed well-capitalized.
The following table sets forth the composition of our capital ratios for the Company calculated under the Basel III Standardized Approach rules at March 31, 2022 and December 31, 2021, respectively.

	Basel III
	At March 31, 2022		At December 31, 2021
($ in millions)	Amount	Ratio(1)	Amount	Ratio(1)
Total risk-based capital	$14,360	17.2%	$15,122	17.8%
Tier 1 risk-based capital	$13,254	15.9%	$14,003	16.5%
Tier 1 leverage	$13,254	13.9%	$14,003	14.7%
Common equity Tier 1 capital	$12,520	15.0%	$13,269	15.6%
Risk-weighted assets	$83,251		$84,950
______________________
(1)Tier 1 leverage ratio represents total Tier 1 capital as a percentage of total average assets, after certain adjustments. All other ratios presented above represent the applicable capital measure as a percentage of risk-weighted assets.

The Company elected to adopt the option provided by the interim final rule issued by joint federal bank regulatory agencies, which largely delayed the effects of CECL on our regulatory capital through December 31, 2021. Beginning in the first quarter of 2022, the effects are now being phased-in over a three-year transitional period through 2024, collectively the “CECL regulatory capital transition adjustment”. The effects of CECL on our regulatory capital will be fully phased-in beginning in the first quarter of 2025. For more information, see “Capital—Regulatory Capital Requirements - Synchrony Financial” in our 2021 Form 10-K.
Capital amounts and ratios in the above table all reflect the applicable CECL regulatory capital transition adjustment for each period. The decrease in our common equity Tier 1 capital ratio compared to December 31, 2021 was primarily due to the first year phase-in of the impact of CECL on our regulatory capital, which reduced our CET1 ratio by approximately 60 basis points.
Regulatory Capital Requirements - Synchrony Bank
At March 31, 2022 and December 31, 2021, the Bank met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. The following table sets forth the composition of the Bank’s capital ratios calculated under the Basel III Standardized Approach rules at March 31, 2022 and December 31, 2021, and also reflects the applicable CECL regulatory capital transition adjustment for each period.

	At March 31, 2022		At December 31, 2021		Minimum to be Well-Capitalized under Prompt Corrective Action Provisions
($ in millions)	Amount	Ratio	Amount	Ratio	Ratio
Total risk-based capital	$13,703	18.0%	$14,091	18.3%	10.0%
Tier 1 risk-based capital	$12,692	16.7%	$13,075	16.9%	8.0%
Tier 1 leverage	$12,692	14.6%	$13,075	15.1%	5.0%
Common equity Tier 1 capital	$12,692	16.7%	$13,075	16.9%	6.5%
Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a material adverse effect on our business, results of operations and financial condition. See “Regulation—Risk Factors Relating to Regulation—Failure by Synchrony and the Bank to meet applicable capital adequacy and liquidity requirements could have a material adverse effect on us” in our 2021 Form 10-K.
Off-Balance Sheet Arrangements and Unfunded Lending Commitments
____________________________________________________________________________________________
We do not have any material off-balance sheet arrangements, including guarantees of third-party obligations. Guarantees are contracts or indemnification agreements that contingently require us to make a guaranteed payment or perform an obligation to a third-party based on certain trigger events. At March 31, 2022, we had not recorded any contingent liabilities in our Condensed Consolidated Statement of Financial Position related to any guarantees. See Note 5 - Variable Interest Entities to our condensed consolidated financial statements for more information on our investment commitments for unconsolidated variable interest entity (“VIE's”).
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

Critical Accounting Estimates
____________________________________________________________________________________________
In preparing our condensed consolidated financial statements, we have identified certain accounting estimates and assumptions that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. The critical accounting estimates we have identified relate to allowance for credit losses and fair value measurements. These estimates reflect our best judgment about current, and for some estimates future, economic and market conditions and their effects based on information available as of the date of these financial statements. If these conditions change from those expected, it is reasonably possible that these judgments and estimates could change, which may result in incremental losses on loan receivables, or material changes to our Condensed Consolidated Statement of Financial Position, among other effects. See “Management's Discussion and Analysis—Critical Accounting Estimates” in our 2021 Form 10-K, for a detailed discussion of these critical accounting estimates.
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
See “Regulation” in our 2021 Form 10-K for additional information on regulations that are currently applicable to us. See also “—Capital” above, for discussion of the impact of regulations and supervision on our capital and liquidity, including our ability to pay dividends and repurchase stock.

ITEM 1. FINANCIAL STATEMENTS
Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
____________________________________________________________________________________________

	Three months ended March 31,
($ in millions, except per share data)	2022	2021
Interest income:
Interest and fees on loans (Note 4)	$4,008	$3,732
Interest on cash and debt securities	14	10
Total interest income	4,022	3,742
Interest expense:
Interest on deposits	127	170
Interest on borrowings of consolidated securitization entities	33	51
Interest on senior unsecured notes	73	82
Total interest expense	233	303
Net interest income	3,789	3,439
Retailer share arrangements	(1,104)	(989)
Provision for credit losses (Note 4)	521	334
Net interest income, after retailer share arrangements and provision for credit losses	2,164	2,116
Other income:
Interchange revenue	230	171
Debt cancellation fees	89	69
Loyalty programs	(258)	(179)
Other	47	70
Total other income	108	131
Other expense:
Employee costs	402	364
Professional fees	210	190
Marketing and business development	116	95
Information processing	145	131
Other	166	152
Total other expense	1,039	932
Earnings before provision for income taxes	1,233	1,315
Provision for income taxes (Note 12)	301	290
Net earnings	$932	$1,025
Net earnings available to common stockholders	$922	$1,014

Earnings per share
Basic	$1.79	$1.74
Diluted	$1.77	$1.73

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
____________________________________________________________________________________________

	Three months ended March 31,
($ in millions)	2022	2021

Net earnings	$932	$1,025

Other comprehensive income (loss)
Debt securities	(50)	(6)
Currency translation adjustments	(2)	2
Employee benefit plans	—	(1)
Other comprehensive income (loss)	(52)	(5)

Comprehensive income	$880	$1,020
Amounts presented net of taxes.

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Financial Position (Unaudited)
____________________________________________________________________________________________

($ in millions)	At March 31, 2022	At December 31, 2021
Assets
Cash and equivalents	$10,541	$8,337
Debt securities (Note 3)	4,677	5,283
Loan receivables: (Notes 4 and 5)
Unsecuritized loans held for investment	59,643	60,211
Restricted loans of consolidated securitization entities	19,273	20,529
Total loan receivables	78,916	80,740
Less: Allowance for credit losses	(8,651)	(8,688)
Loan receivables, net	70,265	72,052
Loan receivables held for sale (Note 4)	4,046	4,361
Goodwill	1,105	1,105
Intangible assets, net (Note 6)	1,149	1,168
Other assets	3,484	3,442
Total assets	$95,267	$95,748

Liabilities and Equity
Deposits: (Note 7)
Interest-bearing deposit accounts	$63,180	$61,911
Non-interest-bearing deposit accounts	395	359
Total deposits	63,575	62,270
Borrowings: (Notes 5 and 8)
Borrowings of consolidated securitization entities	6,139	7,288
Senior unsecured notes	7,221	7,219
Total borrowings	13,360	14,507
Accrued expenses and other liabilities	4,914	5,316
Total liabilities	$81,849	$82,093

Equity:
Preferred stock, par share value $0.001 per share; 750,000 shares authorized; 750,000 shares issued and outstanding at both March 31, 2022 and December 31, 2021 and aggregate liquidation preference of $750 at both March 31, 2022 and December 31, 2021	$734	$734
Common Stock, par share value $0.001 per share; 4,000,000,000 shares authorized; 833,984,684 shares issued at both March 31, 2022 and December 31, 2021; 506,223,095 and 526,830,205 shares outstanding at March 31, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	9,643	9,669
Retained earnings	15,003	14,245
Accumulated other comprehensive income (loss):
Debt securities	(46)	4
Currency translation adjustments	(28)	(26)
Employee benefit plans	(47)	(47)
Treasury stock, at cost; 327,761,589 and 307,154,479 shares at March 31, 2022 and December 31, 2021, respectively	(11,842)	(10,925)
Total equity	13,418	13,655
Total liabilities and equity	$95,267	$95,748

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
____________________________________________________________________________________________

	Preferred Stock		Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2021	750	$734	833,985	$1	$9,570	$10,621	$(51)	$(8,174)	$12,701
Net earnings	—	—	—	—	—	1,025	—	—	1,025
Other comprehensive income	—	—	—	—	—	—	(5)	—	(5)
Purchases of treasury stock	—	—	—	—	—	—	—	(200)	(200)
Stock-based compensation	—	—	—	—	22	(37)	—	72	57
Dividends - preferred stock ($14.06 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividends - common stock ($0.22 per share)	—	—	—	—	—	(128)	—	—	(128)
Balance at March 31, 2021	750	$734	833,985	$1	$9,592	$11,470	$(56)	$(8,302)	$13,439

	Preferred Stock		Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2022	750	$734	833,985	$1	$9,669	$14,245	$(69)	$(10,925)	$13,655
Net earnings	—	—	—	—	—	932	—	—	932
Other comprehensive income	—	—	—	—	—	—	(52)	—	(52)
Purchases of treasury stock	—	—	—	—	—	—	—	(968)	(968)
Stock-based compensation	—	—	—	—	(26)	(50)	—	51	(25)
Dividends - preferred stock ($14.06 per share)	—	—	—	—	—	(10)	—	—	(10)
Dividends - common stock ($0.22 per share)	—	—	—	—	—	(114)	—	—	(114)
Balance at March 31, 2022	750	$734	833,985	$1	$9,643	$15,003	$(121)	$(11,842)	$13,418

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
____________________________________________________________________________________________

	Three months ended March 31,
($ in millions)	2022	2021
Cash flows - operating activities
Net earnings	$932	$1,025
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for credit losses	521	334
Deferred income taxes	49	114
Depreciation and amortization	107	95
(Increase) decrease in interest and fees receivable	65	288
(Increase) decrease in other assets	(12)	87
Increase (decrease) in accrued expenses and other liabilities	(413)	(234)
All other operating activities	147	130
Cash provided from (used for) operating activities	1,396	1,839

Cash flows - investing activities
Maturity and sales of debt securities	1,998	2,514
Purchases of debt securities	(1,478)	(1,621)
Net (increase) decrease in loan receivables, including held for sale	1,415	3,996
All other investing activities	(117)	(252)
Cash provided from (used for) investing activities	1,818	4,637

Cash flows - financing activities
Borrowings of consolidated securitization entities
Proceeds from issuance of securitized debt	—	250
Maturities and repayment of securitized debt	(1,150)	(868)
Dividends paid on preferred stock	(10)	(11)
Net increase (decrease) in deposits	1,302	(35)
Purchases of treasury stock	(968)	(200)
Dividends paid on common stock	(114)	(128)
All other financing activities	(36)	13
Cash provided from (used for) financing activities	(976)	(979)

Increase (decrease) in cash and equivalents, including restricted amounts	2,238	5,497
Cash and equivalents, including restricted amounts, at beginning of period	8,686	11,604
Cash and equivalents at end of period:
Cash and equivalents	10,541	16,620
Restricted cash and equivalents included in other assets	383	481
Total cash and equivalents, including restricted amounts, at end of period	$10,924	$17,101

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

Interim Period Presentation
The condensed consolidated financial statements and notes thereto are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed consolidated financial statements should not be considered as necessarily indicative of results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with our 2021 annual consolidated financial statements and the related notes in our Annual Report on Form 10-K for the year ended December 31, 2021 (our "2021 Form 10-K").
New Accounting Standards
Recently Issued But Not Yet Adopted Accounting Standards
In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the separate recognition and measurement guidance for Troubled Debt Restructurings ("TDRs") by creditors. The elimination of the TDR guidance may be adopted prospectively for loan modifications after adoption or on a modified retrospective basis, which would also apply to loans previously modified, resulting in a cumulative effect adjustment to retained earnings in the period of adoption for changes in the allowance for credit losses. This guidance is effective for the Company on January 1, 2023, with early adoption permitted. The Company is currently assessing the impacts of the guidance.
See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our 2021 annual consolidated financial statements in our 2021 Form 10-K, for additional information on our other significant accounting policies.
NOTE 3.    DEBT SECURITIES
All of our debt securities are classified as available-for-sale and are held to meet our liquidity objectives or to comply with the Community Reinvestment Act (“CRA”). Our debt securities consist of the following:

	March 31, 2022				December 31, 2021
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
($ in millions)	cost	gains	losses	fair value	cost	gains	losses	fair value
U.S. government and federal agency	$2,362	$—	$(26)	$2,336	$2,222	$—	$(2)	$2,220
State and municipal	11	—	—	11	13	—	—	13
Residential mortgage-backed(a)	555	1	(17)	539	597	12	(3)	606
Asset-backed(b)	1,801	—	(18)	1,783	2,432	2	(4)	2,430
Other	8	—	—	8	13	1	—	14
Total	$4,737	$1	$(61)	$4,677	$5,277	$15	$(9)	$5,283
_______________________
(a)    All of our residential mortgage-backed securities have been issued by government-sponsored entities and are collateralized by U.S. mortgages. At March 31, 2022 and December 31, 2021, $129 million and $145 million of residential mortgage-backed securities, respectively, are pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve Discount Window advances.
(b)    Our asset-backed securities are collateralized by credit card and auto loans.

The following table presents the estimated fair values and gross unrealized losses of our available-for-sale debt securities:

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
($ in millions)	fair value	losses	fair value	losses
At March 31, 2022
U.S. government and federal agency	$1,786	$(24)	$50	$(2)
State and municipal	10	—	—	—
Residential mortgage-backed	361	(9)	102	(8)
Asset-backed	1,535	(18)	14	—
Total	$3,692	$(51)	$166	$(10)

At December 31, 2021
U.S. government and federal agency	$563	$(2)	$—	$—
State and municipal	4	—	—	—
Residential mortgage-backed	105	(2)	27	(1)
Asset-backed	1,653	(4)	—	—
Total	$2,325	$(8)	$27	$(1)
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
Contractual Maturities of Investments in Available-for-Sale Debt Securities

	Amortized	Estimated	Weighted
At March 31, 2022 ($ in millions)	cost	fair value	Average yield (a)
Due
Within one year	$2,617	$2,610	0.5%
After one year through five years	$1,565	$1,528	0.8%
After five years through ten years	$302	$298	1.9%
After ten years	$253	$241	1.7%
_____________________
(a)Weighted average yield is calculated based on the amortized cost of each security. In calculating yield, no adjustment has been made with respect to any tax-exempt obligations.
We expect actual maturities to differ from contractual maturities because borrowers have the right to prepay certain obligations.
There were no material realized gains or losses recognized for the three months ended March 31, 2022 and 2021.
Although we generally do not have the intent to sell any specific securities held at March 31, 2022, in the ordinary course of managing our debt securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield, liquidity requirements and funding obligations.

NOTE 4.    LOAN RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

($ in millions)	March 31, 2022	December 31, 2021
Credit cards	$74,596	$76,628
Consumer installment loans	2,719	2,675
Commercial credit products	1,530	1,372
Other	71	65
Total loan receivables, before allowance for credit losses(a)(b)	$78,916	$80,740
_______________________
(a)Total loan receivables include $19.3 billion and $20.5 billion of restricted loans of consolidated securitization entities at March 31, 2022 and December 31, 2021, respectively. See Note 5. Variable Interest Entities for further information on these restricted loans.
(b)At March 31, 2022 and December 31, 2021, loan receivables included deferred costs, net of deferred income, of $213 million and $211 million, respectively.
Loan Receivables Held for Sale
At March 31, 2022, $4.0 billion of loan receivables associated with our program agreements with Gap Inc. and BP are classified as loan receivables held for sale on our Condensed Consolidated Statement of Financial Position. Restricted loans of our consolidated securitization entities at March 31, 2022 include $978 million of the loan receivables held for sale. See Note 5. Variable Interest Entities for further information. The sale of both portfolios, which are subject to customary closing conditions, are expected to be completed in the second quarter of 2022.
Allowance for Credit Losses

($ in millions)	Balance at January 1, 2022	Provision charged to operations	Gross charge-offs	Recoveries	Other	Balance at March 31, 2022
Credit cards	$8,512	$482	$(719)	$189	$—	$8,464
Consumer installment loans	115	17	(21)	4	—	115
Commercial credit products	59	22	(12)	1	—	70
Other	2	—	—	—	—	2
Total	$8,688	$521	$(752)	$194	$—	$8,651

($ in millions)	Balance at January 1, 2021	Provision charged to operations	Gross charge-offs	Recoveries	Other	Balance at March 31, 2021
Credit cards	$10,076	$341	$(901)	$219	$—	$9,735
Consumer installment loans	127	(18)	(15)	5	1	100
Commercial credit products	61	10	(9)	2	—	64
Other	1	1	—	—	—	2
Total	$10,265	$334	$(925)	$226	$1	$9,901
Our allowance for credit losses at March 31, 2022 and December 31, 2021 reflects our estimate of expected credit losses for the life of the loan receivables on our consolidated statement of financial position.
The reasonable and supportable forecast period used in our estimate of credit losses at March 31, 2022 was 12 months, consistent with the forecast period utilized since the adoption of CECL. Beyond the reasonable and supportable forecast period, we revert to historical loss information at the loan receivables segment level over a 6-month period, gradually increasing the weight of historical losses by an equal amount each month during the reversion period, and utilize historical loss information thereafter for the remaining life of the portfolio. The reversion period and methodology remain unchanged since the adoption of CECL.

Losses on loan receivables are estimated and recognized upon origination of the loan, based on expected credit losses for the life of the loan balance at March 31, 2022. Expected credit loss estimates are developed using both quantitative models and qualitative adjustments, and incorporates a macroeconomic forecast, as described within the 2021 Form 10-K. The current and forecasted economic conditions at the balance sheet date influenced our current estimate of expected credit losses. These conditions are relatively consistent as compared to December 31, 2021, reflecting recent trends in customer payment behavior, partially offset by an uncertain macroeconomic environment. Our allowance for credit losses remained relatively flat at $8.7 billion during the three months ended March 31, 2022 primarily due to these conditions. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our 2021 annual consolidated financial statements in our 2021 Form 10-K, for additional information on our significant accounting policies related to our allowance for credit losses.
Delinquent and Non-accrual Loans

At March 31, 2022 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing
Credit cards	$1,103	$1,000	$2,103	$1,000	$—
Consumer installment loans	30	6	36	—	6
Commercial credit products	35	20	55	20	—
Total delinquent loans	$1,168	$1,026	$2,194	$1,020	$6
Percentage of total loan receivables	1.5%	1.3%	2.8%	1.3%	—%

At December 31, 2021 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing
Credit cards	$1,111	$923	$2,034	$923	$—
Consumer installment loans	35	6	41	—	6
Commercial credit products	26	13	39	13	—
Total delinquent loans	$1,172	$942	$2,114	$936	$6
Percentage of total loan receivables	1.5%	1.2%	2.6%	1.2%	—%

Delinquency trends are the primary credit quality indicator for our consumer installment loans, which we use to monitor credit quality and risk within the portfolio. Total consumer installment past due of $36 million and $41 million at March 31, 2022 and December 31, 2021, respectively, were not material.

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

	Three months ended March 31,
($ in millions)	2022	2021
Credit cards	$223	$261
Consumer installment loans	—	—
Commercial credit products	1	1
Total	$224	$262
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

At March 31, 2022 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$1,193	$(496)	$697	$1,071
Consumer installment loans	—	—	—	—
Commercial credit products	3	(1)	2	3
Total	$1,196	$(497)	$699	$1,074

At December 31, 2021 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$1,171	$(481)	$690	$1,053
Consumer installment loans	—	—	—	—
Commercial credit products	3	(1)	2	3
Total	$1,174	$(482)	$692	$1,056

Financial Effects of TDRs
As part of our loan modifications for borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following table presents the types and financial effects of loans modified and accounted for as TDRs during the periods presented:

Three months ended March 31,	2022			2021
($ in millions)	Interest income recognized during period when loans were modified	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were modified	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$9	$77	$1,183	$11	$79	$1,273
Consumer installment loans	—	—	—	—	—	—
Commercial credit products	—	—	3	—	—	4
Total	$9	$77	$1,186	$11	$79	$1,277
Payment Defaults
The following table presents the type, number and amount of loans accounted for as TDRs that enrolled in a modification plan within the previous 12 months from the applicable balance sheet date and experienced a payment default and charged-off during the periods presented.

Three months ended March 31,	2022		2021
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	18,072	$42	16,933	$47
Consumer installment loans	—	—	—	—
Commercial credit products	38	—	38	—
Total	18,110	$42	16,971	$47
Credit Quality Indicators
Our loan receivables portfolio includes both secured and unsecured loans. Secured loan receivables are largely comprised of consumer installment loans secured by equipment. Unsecured loan receivables are largely comprised of our open-ended consumer and commercial revolving credit card loans. As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, including delinquency information, as well as information from credit bureaus relating to the customer’s broader credit performance. We utilize VantageScore credit scores to assist in our assessment of credit quality. VantageScore credit scores are obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three credit score categories: (i) 651 or higher, which are considered the strongest credits; (ii) 591 to 650, considered moderate credit risk; and (iii) 590 or less, which are considered weaker credits. There are certain customer accounts for which a VantageScore score is not available where we use alternative sources to assess their credit and predict behavior. The following table provides the most recent VantageScore scores available for our customers at March 31, 2022, December 31, 2021 and March 31, 2021, respectively, as a percentage of each class of loan receivable. The table below excludes 0.4%, 0.4% and 0.6% of our total loan receivables balance at each of March 31, 2022, December 31, 2021 and March 31, 2021, respectively, which represents those customer accounts for which a VantageScore score is not available.

	March 31, 2022			December 31, 2021			March 31, 2021
	651 or	591 to	590 or	651 or	591 to	590 or	651 or	591 to	590 or
	higher	650	less	higher	650	less	higher	650	less
Credit cards	76%	18%	6%	78%	17%	5%	77%	18%	5%
Consumer installment loans	79%	17%	4%	79%	17%	4%	79%	17%	4%
Commercial credit products	92%	5%	3%	92%	5%	3%	93%	4%	3%

Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and by applying the same credit standards for all of our credit products. Unused credit card lines available to our customers totaled approximately $437 billion and $431 billion at March 31, 2022 and December 31, 2021, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.
Interest Income by Product
The following table provides additional information about our interest and fees on loans, including merchant discounts, from our loan receivables, including held for sale:

	Three months ended March 31,
($ in millions)	2022	2021
Credit cards(a)	$3,913	$3,657
Consumer installment loans	66	53
Commercial credit products	28	21
Other	1	1
Total	$4,008	$3,732
_______________________
(a)Interest income on credit cards that was reversed related to accrued interest receivables written off was $247 million and $305 million for the three months ended March 31, 2022 and 2021, respectively.
NOTE 5.    VARIABLE INTEREST ENTITIES
We use VIEs to securitize loan receivables and arrange asset-backed financing in the ordinary course of business. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE and we did not provide non-contractual support for previously transferred loan receivables to any of these VIEs in the three months ended March 31, 2022 and 2021. Our VIEs are able to accept new loan receivables and arrange new asset-backed financings, consistent with the requirements and limitations on such activities placed on the VIE by existing investors. Once an account has been designated to a VIE, the contractual arrangements we have require all existing and future loan receivables originated under such account to be transferred to the VIE. The amount of loan receivables held by our VIEs in excess of the minimum amount required under the asset-backed financing arrangements with investors may be removed by us under removal of accounts provisions. All loan receivables held by a VIE are subject to claims of third-party investors.
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
The table below summarizes the assets and liabilities of our consolidated securitization VIEs described above:

($ in millions)	March 31, 2022	December 31, 2021
Assets
Loan receivables, net(a)	$17,408	$18,594
Loan receivables held for sale	978	1,398
Other assets(b)	322	292
Total	$18,708	$20,284

Liabilities
Borrowings	$6,139	$7,288
Other liabilities	12	14
Total	$6,151	$7,302
_______________________
(a)    Includes $1.9 billion and $1.9 billion of related allowance for credit losses resulting in gross restricted loans of $19.3 billion and $20.5 billion at March 31, 2022 and December 31, 2021, respectively.
(b)    Includes $319 million and $288 million of segregated funds held by the VIEs at March 31, 2022 and December 31, 2021, respectively, which are classified as restricted cash and equivalents and included as a component of other assets in our Condensed Consolidated Statements of Financial Position.
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
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $939 million and $1.1 billion for the three months ended March 31, 2022 and 2021, respectively. Related expenses consisted primarily of provision for credit losses of $46 million and $(57) million for the three months ended March 31, 2022 and 2021, respectively, and interest expense of $33 million and $51 million for the three months ended March 31, 2022 and 2021, respectively. These amounts do not include intercompany transactions, principally fees and interest, which are eliminated in our condensed consolidated financial statements.
Non-consolidated VIEs
As part of our community reinvestment initiatives, we invest in affordable housing properties and receive affordable housing tax credits for these investments. These investments included in our Condensed Consolidated Statement of Financial Position totaled $430 million and $441 million at March 31, 2022 and December 31, 2021, respectively, and represents our total exposure for these entities. Additionally, we have other investments in non-consolidated VIEs which totaled $195 million and $184 million at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022, the Company also has investment commitments of $209 million related to these investments.

NOTE 6.    INTANGIBLE ASSETS

	March 31, 2022			December 31, 2021
($ in millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related	$1,822	$(1,257)	$565	$1,797	$(1,222)	$575
Capitalized software and other	1,456	(872)	584	1,407	(814)	593
Total	$3,278	$(2,129)	$1,149	$3,204	$(2,036)	$1,168
During the three months ended March 31, 2022, we recorded additions to intangible assets subject to amortization of $79 million, primarily related to capitalized software expenditures, as well as customer-related intangible assets.
Customer-related intangible assets primarily relate to retail partner contract acquisitions and extensions, as well as purchased credit card relationships. During the three months ended March 31, 2022 and 2021, we recorded additions to customer-related intangible assets subject to amortization of $26 million and $62 million, respectively, primarily related to payments made to acquire and extend certain retail partner relationships. These additions had a weighted average amortizable life of 5 years for both the three months ended March 31, 2022 and 2021.
Amortization expense related to retail partner contracts was $32 million for both the three months ended March 31, 2022 and 2021 and is included as a component of marketing and business development expense in our Condensed Consolidated Statements of Earnings. All other amortization expense was $61 million and $50 million for the three months ended March 31, 2022 and 2021, respectively, and is included as a component of other expense in our Condensed Consolidated Statements of Earnings.
NOTE 7.    DEPOSITS

	March 31, 2022		December 31, 2021
($ in millions)	Amount	Average rate(a)	Amount	Average rate(a)
Interest-bearing deposits	$63,180	0.8%	$61,911	0.9%
Non-interest-bearing deposits	395	—	359	—
Total deposits	$63,575		$62,270
____________________
(a)Based on interest expense for the three months ended March 31, 2022 and the year ended December 31, 2021 and average deposits balances.
At March 31, 2022 and December 31, 2021, interest-bearing deposits included $5.2 billion and $5.0 billion, respectively, of certificates of deposit that exceeded applicable FDIC insurance limits, which are generally $250,000 per depositor.
At March 31, 2022, our interest-bearing time deposits maturing for the remainder of 2022 and over the next four years and thereafter were as follows:

($ in millions)	2022	2023	2024	2025	2026	Thereafter
Deposits	$12,357	$10,630	$3,157	$713	$671	$121
The above maturity table excludes $31.4 billion of demand deposits with no defined maturity, of which $28.8 billion are savings accounts. In addition, at March 31, 2022, we had $4.1 billion of broker network deposit sweeps procured through a program arranger who channels brokerage account deposits to us that are also excluded from the above maturity table. Unless extended, the contracts associated with these broker network deposit sweeps will terminate between 2023 and 2025.

NOTE 8.    BORROWINGS

	March 31, 2022				December 31, 2021
($ in millions)	Maturity date	Interest Rate	Weighted average interest rate	Outstanding Amount(a)	Outstanding Amount(a)
Borrowings of consolidated securitization entities:
Fixed securitized borrowings	2022 - 2023	2.34% - 3.87%	2.80%	$2,439	$3,188
Floating securitized borrowings	2022 - 2024	1.03% - 1.28%	1.12%	3,700	4,100
Total borrowings of consolidated securitization entities			1.79%	6,139	7,288

Senior unsecured notes:
Synchrony Financial senior unsecured notes:
Fixed senior unsecured notes	2022 - 2031	2.85% - 5.15%	3.98%	6,471	6,470

Synchrony Bank senior unsecured notes:
Fixed senior unsecured notes	2022	3.00%	3.00%	750	749
Total senior unsecured notes			3.88%	7,221	7,219

Total borrowings				$13,360	$14,507
___________________
(a)The amounts presented above for outstanding borrowings include unamortized debt premiums, discounts and issuance costs.
Debt Maturities
The following table summarizes the maturities of the principal amount of our borrowings of consolidated securitization entities and senior unsecured notes for the remainder of 2022 and over the next four years and thereafter:

($ in millions)	2022	2023	2024	2025	2026	Thereafter
Borrowings	$3,858	$2,307	$3,325	$1,000	$500	$2,400
Credit Facilities
As additional sources of liquidity, we have undrawn committed capacity under certain credit facilities, primarily related to our securitization programs.
At March 31, 2022, we had an aggregate of $2.6 billion of undrawn committed capacity under our securitization financings, subject to customary borrowing conditions, from private lenders under our securitization programs, and an aggregate of $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders.

NOTE 9.    FAIR VALUE MEASUREMENTS
For a description of how we estimate fair value, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies in our 2021 annual consolidated financial statements in our 2021 Form 10-K.
The following tables present our assets and liabilities measured at fair value on a recurring basis.
Recurring Fair Value Measurements

At March 31, 2022 ($ in millions)	Level 1	Level 2	Level 3	Total(a)
Assets
Debt securities
U.S. government and federal agency	$—	$2,336	$—	$2,336
State and municipal	—	—	11	11
Residential mortgage-backed	—	539	—	539
Asset-backed	—	1,783	—	1,783
Other	—	—	8	8
Other(b)	15	—	34	49
Total	$15	$4,658	$53	$4,726

Liabilities
Other(c)	—	—	10	10
Total	$—	$—	$10	$10

At December 31, 2021 ($ in millions)
Assets
Debt securities
U.S. government and federal agency	$—	$2,220	$—	$2,220
State and municipal	—	—	13	13
Residential mortgage-backed	—	606	—	606
Asset-backed	—	2,430	—	2,430
Other	—	—	14	14
Other(b)	15	—	34	49
Total	$15	$5,256	$61	$5,332

Liabilities
Other(c)	—	—	14	14
Total	$—	$—	$14	$14
_______________________
(a)    For the three months ended March 31, 2022 and 2021, there were no fair value measurements transferred between levels.
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

Level 3 Fair Value Measurements
Our Level 3 recurring fair value measurements primarily relate to state and municipal and corporate debt instruments, which are valued using non-binding broker quotes or other third-party sources, and financial assets and liabilities for which we have elected the fair value option. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies and Note 9. Fair Value Measurements in our 2021 annual consolidated financial statements in our 2021 Form 10-K for a description of our process to evaluate third-party pricing servicers. Our state and municipal debt securities are classified as available-for-sale with changes in fair value included in accumulated other comprehensive income.
The changes in our Level 3 assets and liabilities that are measured on a recurring basis for the three months ended March 31, 2022 and 2021, respectively, were not material.

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

	Carrying	Corresponding fair value amount
At March 31, 2022 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$10,541	$10,541	$10,541	$—	$—
Other assets(a)(b)	$383	$383	$383	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$70,246	$81,492	$—	$—	$81,492
Loan receivables held for sale(c)	$4,046	$4,175	$—	$—	$4,175

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$63,575	$63,615	$—	$63,615	$—
Borrowings of consolidated securitization entities	$6,139	$6,155	$—	$2,451	$3,704
Senior unsecured notes	$7,221	$7,246	$—	$7,246	$—

	Carrying	Corresponding fair value amount
At December 31, 2021 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$8,337	$8,337	$8,337	$—	$—
Other assets(a)(b)	$349	$349	$349	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$72,034	$84,483	$—	$—	$84,483
Loan receivables held for sale(c)	$4,361	$4,499	$—	$—	$4,499

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$62,270	$62,486	$—	$62,486	$—
Borrowings of consolidated securitization entities	$7,288	$7,359	$—	$3,238	$4,121
Senior unsecured notes	$7,219	$7,662	$—	$7,662	$—
_______________________
(a)    For cash and equivalents and restricted cash and equivalents, carrying value approximates fair value due to the liquid nature and short maturity of these instruments.
(b)    This balance relates to restricted cash and equivalents, which is included in other assets.
(c)    Excludes financial assets for which we have elected the fair value option. Under certain retail partner program agreements, the expected sales proceeds in the event of a sale of their credit card portfolio may be limited to the amounts owed by our customers, which may be less than the fair value indicated above.

Equity Securities Without Readily Determinable Fair Values

	Three months ended March 31,
($ in millions)	2022	2021
Carry Value(a)	$242	$111
Upward adjustments(b)	7	32
Downward adjustments(b)	(2)	—
_______________________
(a)    The carrying value as of December 31, 2021 was $232 million.
(b)    Between January 1, 2018 and March 31, 2022, cumulative upward and downward carrying value adjustments were $188 million and $(10) million, respectively.
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
The Company elected to adopt the option provided by the interim final rule issued by joint federal bank regulatory agencies, which largely delayed the effects of CECL on its regulatory capital through December 31, 2021. Beginning in the first quarter of 2022, the effects are now being phased-in over a three-year period through 2024 and effects fully phased-in beginning in the first quarter of 2025. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period included both the initial impact of our adoption of CECL at January 1, 2020 and 25% of subsequent changes in our allowance for credit losses during the two-year period ended December 31, 2021, collectively the “CECL regulatory capital transition adjustment”. In 2022, only 75% of the CECL regulatory capital transition adjustment is now deferred in our regulatory capital amounts and ratios.
At March 31, 2022 and December 31, 2021, Synchrony Financial met all applicable requirements to be deemed well-capitalized pursuant to Federal Reserve Board regulations. At March 31, 2022 and December 31, 2021, the Bank also met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. There are no conditions or events subsequent to March 31, 2022 that management believes have changed the Company's or the Bank’s capital category.

The actual capital amounts, ratios and the applicable required minimums of the Company and the Bank are as follows:
Synchrony Financial

At March 31, 2022 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)
Total risk-based capital	$14,360	17.2%	$6,660	8.0%
Tier 1 risk-based capital	$13,254	15.9%	$4,995	6.0%
Tier 1 leverage	$13,254	13.9%	$3,812	4.0%
Common equity Tier 1 Capital	$12,520	15.0%	$3,746	4.5%

At December 31, 2021 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)
Total risk-based capital	$15,122	17.8%	$6,796	8.0%
Tier 1 risk-based capital	$14,003	16.5%	$5,097	6.0%
Tier 1 leverage	$14,003	14.7%	$3,800	4.0%
Common equity Tier 1 Capital	$13,269	15.6%	$3,823	4.5%
Synchrony Bank

At March 31, 2022 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio
Total risk-based capital	$13,703	18.0%	$6,082	8.0%	$7,603	10.0%
Tier 1 risk-based capital	$12,692	16.7%	$4,562	6.0%	$6,082	8.0%
Tier 1 leverage	$12,692	14.6%	$3,484	4.0%	$4,356	5.0%
Common equity Tier I capital	$12,692	16.7%	$3,421	4.5%	$4,942	6.5%

At December 31, 2021 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio
Total risk-based capital	$14,091	18.3%	$6,175	8.0%	$7,718	10.0%
Tier 1 risk-based capital	$13,075	16.9%	$4,631	6.0%	$6,175	8.0%
Tier 1 leverage	$13,075	15.1%	$3,455	4.0%	$4,318	5.0%
Common equity Tier I capital	$13,075	16.9%	$3,473	4.5%	$5,017	6.5%
_______________________
(a)Capital ratios are calculated based on the Basel III Standardized Approach rules. Capital amounts and ratios at March 31, 2022 and at December 31, 2021 in the above tables reflect the applicable CECL regulatory capital transition adjustment.
(b)At March 31, 2022 and at December 31, 2021, Synchrony Financial and the Bank also must maintain a capital conservation buffer of common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 2.5 percentage points to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.
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
The following table presents the calculation of basic and diluted earnings per common share:

	Three months ended March 31,
(in millions, except per share data)	2022	2021
Net earnings	$932	$1,025
Preferred stock dividends	(10)	(11)
Net earnings available to common stockholders	$922	$1,014

Weighted average common shares outstanding, basic	515.3	583.3
Effect of dilutive securities	4.2	4.2
Weighted average common shares outstanding, dilutive	519.5	587.5

Earnings per basic common share	$1.79	$1.74
Earnings per diluted common share	$1.77	$1.73
We have issued certain stock-based awards under the Synchrony Financial 2014 Long-Term Incentive Plan. A total of 1 million shares for both the three months ended March 31, 2022 and 2021 related to these awards, were considered anti-dilutive and therefore were excluded from the computation of diluted earnings per common share.
NOTE 12.    INCOME TAXES
Unrecognized Tax Benefits

($ in millions)	March 31, 2022	December 31, 2021
Unrecognized tax benefits, excluding related interest expense and penalties(a)	$244	$274
Portion that, if recognized, would reduce tax expense and effective tax rate(b)	$170	$160
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
We establish a liability that represents the difference between a tax position taken (or expected to be taken) on an income tax return and the amount of taxes recognized in our financial statements. The liability associated with the unrecognized tax benefits is adjusted periodically when new information becomes available. The amount of unrecognized tax benefits that is reasonably possible to be resolved in the next twelve months is expected to be $61 million, of which $25 million, if recognized, would reduce the Company's tax expense and effective tax rate.
In the current year, the Company executed a Memorandum of Understanding with the IRS to participate voluntarily in the IRS Compliance Assurance Process (“CAP”) program for the 2022 tax year, and thus the tax year is under IRS review. The IRS is also examining our 2021 tax year, and we expect the review will be substantially completed prior to filing the 2021 tax return in the current year. Additionally, we are under examination in various states going back to 2014.
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
On April 30, 2014 Belton et al. v. GE Capital Consumer Lending, a putative class action adversary proceeding was filed in the U.S. Bankruptcy Court for the Southern District of New York. Plaintiff alleges that the Bank violates the discharge injunction under Section 524(a)(2) of the Bankruptcy Code by attempting to collect discharged debts and by failing to update and correct credit information to credit reporting agencies to show that such debts are no longer due and owing because they have been discharged in bankruptcy. Plaintiff seeks declaratory judgment, injunctive relief and an unspecified amount of damages. On December 15, 2014, the Bankruptcy Court entered an order staying the adversary proceeding pending an appeal to the District Court of the Bankruptcy Court’s order denying the Bank’s motion to compel arbitration. On October 14, 2015, the District Court reversed the Bankruptcy Court and on November 4, 2015, the Bankruptcy Court granted the Bank’s motion to compel arbitration. On March 4, 2019, on plaintiff’s motion for reconsideration, the District Court vacated its decision reversing the Bankruptcy Court and affirmed the Bankruptcy Court’s decision denying the Bank’s motion to compel arbitration. On June 16, 2020, the Court of Appeals for the Second Circuit denied the Bank’s appeal of the District Court’s decision. On October 5, 2021, the plaintiff filed a motion for preliminary approval of a class action settlement. Under the settlement, if approved by the court, the Bank will pay up to $8.5 million to class members, and implement or maintain certain practices with respect to credit reporting of sold accounts. On October 28, 2021, the Bankruptcy Court issued an order preliminarily approving the settlement. In February 2022, the District Court issued an order granting final approval of the settlement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, correlations or other market factors will result in losses for a position or portfolio. We are exposed to market risk primarily from changes in interest rates.
We borrow money from a variety of depositors and institutions in order to provide loans to our customers. Changes in market interest rates cause our net interest income to increase or decrease, as some of our assets and liabilities carry interest rates that fluctuate with market benchmarks. The interest rate benchmark for our floating rate assets is generally the prime rate, and the interest rate benchmark for our floating rate liabilities is generally either London Interbank Offered Rate (“LIBOR”) or the federal funds rate. The prime rate and the LIBOR or federal funds rate could reset at different times or could diverge, leading to mismatches in the interest rates on our floating rate assets and floating rate liabilities. We are in the process of amending existing asset and liability contracts that reference LIBOR to reference a new benchmark rate.
The following table presents the approximate net interest income impacts forecasted over the next twelve months from an immediate and parallel change in interest rates affecting all interest rate sensitive assets and liabilities at March 31, 2022.

Basis Point Change	At March 31, 2022
($ in millions)
-100 basis points	$(75)
+100 basis points	$(1)
For a more detailed discussion of our exposure to market risk and our transition from the LIBOR benchmark rate, refer to “Management's Discussion and Analysis—Quantitative and Qualitative Disclosures about Market Risk” in our 2021 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), and based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

No change in internal control over financial reporting occurred during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of legal proceedings, see Note 13. Legal Proceedings and Regulatory Matters to our condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors included in our 2021 Form 10-K under the heading “Risk Factors Relating to Our Business” and “Risk Factors Relating to Regulation”.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding purchases of our common stock primarily related to our share repurchase program that were made by us or on our behalf during the three months ended March 31, 2022.

($ in millions, except per share data)	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Programs(c)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs(b)
January 1 - 31, 2022	5,661,679	$46.32	5,223,267	$976.0
February 1 - 28, 2022	16,469,708	43.21	16,469,700	264.3
March 1 - 31, 2022	775,649	39.75	333,744	250.9
Total	22,907,036	$43.86	22,026,711	$250.9
_______________________
(a)Includes 438,412 shares, 8 shares and 441,905 shares withheld in January, February and March, respectively, to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying performance stock awards, restricted stock awards or upon the exercise of stock options.
(b)Amounts exclude commission costs.
(c)In May 2021 the Board of Directors approved a share repurchase program of up to $2.9 billion. In December 2021, the Board of Directors authorized an increase to the May 2021 Share Repurchase Program of $1.0 billion through the period ending June 30, 2022. In addition, in April 2022, we announced that our Board approved an incremental share repurchase authorization of $2.8 billion through June 2023.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description
10.1†
Services Agreement, dated March 29, 2022, between Retail Finance Servicing, LLC and Fiserv Solutions, LLC (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by Synchrony Financial on April 4, 2022)

31(a)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
31(b)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
32*	Certification Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included as Exhibit 101)
______________________
*Filed electronically herewith.
†Portions of this exhibit have been redacted pursuant to Securities and Exchange Commission rules regarding confidential treatment. The locations where information has been redacted are indicated by the following notation "***".

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synchrony Financial
(Registrant)

April 21, 2022	/s/ Brian J. Wenzel Sr.
Date	Brian J. Wenzel Sr. Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)