Form 10-Q
period 2022-09-30
Synchrony Financial
filed 2022-10-25
CIK 1601712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 21, 2022 was 450,541,428.

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
Introduction and Business Overview
____________________________________________________________________________________________
We are a premier consumer financial services company delivering one of the industry's most complete, digitally-enabled product suites. Our experience, expertise and scale encompass a broad spectrum of industries including digital, health and wellness, retail, telecommunications, home, auto, outdoor, pet and more. We have an established and diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” For the three and nine months ended September 30, 2022, we financed $44.6 billion and $132.3 billion of purchase volume, respectively, and had 66.3 million and 68.5 million average active accounts, respectively, and at September 30, 2022, we had $86.0 billion of loan receivables.
We offer our credit products primarily through our wholly-owned subsidiary, the Bank. In addition, through the Bank, we offer, directly to retail, affinity relationships and commercial customers, a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”), including certificates of deposit, individual retirement accounts (“IRAs”), money market accounts, savings accounts and sweep and affinity deposits. We also take deposits at the Bank through third-party securities brokerage firms that offer our FDIC-insured deposit products to their customers. We have significantly expanded our online direct banking operations in recent years and our deposit base serves as a source of stable and diversified low cost funding for our credit activities. At September 30, 2022, we had $68.4 billion in deposits, which represented 82% of our total funding sources.
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

Lifestyle
Lifestyle provides comprehensive payments and financing solutions with integrated in-store and digital experiences through partners and merchants who offer merchandise in power sports, outdoor power equipment, and other industries such as sporting goods, apparel, jewelry and music. Our Lifestyle sales platform partners include a wide range of key retailers in the apparel, specialty retail, outdoor, music and luxury industry, such as
American Eagle, Dick's Sporting Goods, Guitar Center, Polaris and Pandora.
Corp, Other
Corp, Other includes activity and balances related to certain program agreements with retail partners and merchants that will not be renewed beyond their current expiry date and certain programs that were previously terminated, which are not managed within the five sales platforms discussed above, and for the nine months ended September 30, 2022 primarily includes activity associated with the Gap Inc. and BP portfolios, which were both sold in the second quarter of 2022. Corp, Other also includes amounts related to changes in the fair value of equity investments and realized gains or losses associated with the sale of investments.

Our Credit Products
____________________________________________________________________________________________
Through our sales platforms, we offer three principal types of credit products: credit cards, commercial credit products and consumer installment loans. We also offer a debt cancellation product.
The following table sets forth each credit product by type and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at September 30, 2022.

		Promotional Offer
Credit Product	Standard Terms Only	Deferred Interest	Other Promotional	Total
Credit cards	57.7%	20.6%	16.2%	94.5%
Commercial credit products	2.0	—	—	2.0
Consumer installment loans	—	0.1	3.3	3.4
Other	0.1	—	—	0.1
Total	59.8%	20.7%	19.5%	100.0%
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
•Dual Cards and General Purpose Co-Branded Cards. Our patented Dual Cards are credit cards that function as private label credit cards when used to purchase goods and services from our partners, and as general purpose credit cards when used to make purchases from other retailers wherever cards from those card networks are accepted or for cash advance transactions. We also offer general purpose co-branded credit cards that do not function as private label credit cards, as well as a Synchrony-branded general purpose credit card. Dual Cards and general purpose co-branded credit cards are offered across all of our sales platforms and credit is typically extended on standard terms only. We offer either Dual Cards or general purpose co-branded credit cards through approximately 20 of our large retail partners, of which the majority are Dual Cards, as well as our CareCredit Dual Card. Consumer Dual Cards and Co-Branded cards totaled 23% of our total loan receivables portfolio at September 30, 2022.
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

Business Trends and Conditions
____________________________________________________________________________________________
We believe our business and results of operations will be impacted in the future by various trends and conditions. For a discussion of certain trends and conditions, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Trends and Conditions” in our 2021 Form 10-K. For a discussion of how certain trends and conditions impacted the three and nine months ended September 30, 2022, see “—Results of Operations.”

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
While the effects of the seasonal trends discussed above have remained evident during the nine months ended September 30, 2022, we also continue to experience elevated customer payment behavior, which include the effects of governmental stimulus actions, industry-wide forbearance measures and elevated consumer savings. While we have experienced some moderation in the three months ended September 30, 2022, customer payments as a percentage of beginning-of-period loan receivables remain significantly elevated compared to historical averages, and corresponding delinquency rates and net charge-off rates are below our historical average. During the three months ended September 30, 2022, we have experienced an increase in our delinquency rates that reflects both the seasonal trends discussed above and some moderation of customer payment rates.

Results of Operations
____________________________________________________________________________________________
Highlights for the Three and Nine Months Ended September 30, 2022
Below are highlights of our performance for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, as applicable, except as otherwise noted.
•Net earnings decreased to $703 million from $1.1 billion and to $2.4 billion from $3.4 billion. The decreases in the three and nine months ended September 30, 2022 were primarily driven by increases in provision for credit losses due to reserve reductions in the prior year, partially offset by higher net interest income.
•Loan receivables increased 12.6% to $86.0 billion at September 30, 2022 compared to $76.4 billion at September 30, 2021, driven by strong purchase volume growth and some moderation of customer payment rates.
•Net interest income increased 7.4% to $3.9 billion and 10.7% to $11.5 billion for the three and nine months ended September 30, 2022, respectively. Interest and fees on loans increased 9.5% and 10.0% for the three and nine months ended September 30, 2022, respectively, primarily driven by growth in average loan receivables, partially offset by the impacts of portfolios sold in the second quarter of 2022. For the three and nine months ended September 30, 2022, interest expense increased due to higher benchmark rates and higher funding liabilities.
•Retailer share arrangements decreased 16.5% to $1.1 billion the three months ended September 30, 2022, primarily due to the impact of portfolios sold in the second quarter of 2022 and program performance. Retailer share arrangements remained relatively flat for the nine months ended September 30, 2022.
•Over-30 day loan delinquencies as a percentage of period-end loan receivables increased 86 basis points to 3.28% at September 30, 2022. The net charge-off rate increased 82 basis points to 3.00% and decreased 29 basis points to 2.82% for the three and nine months ended September 30, 2022, respectively.
•Provision for credit losses increased to $929 million from $25 million, and to $2.2 billion from $165 million for the three and nine months ended September 30, 2022, respectively. The increases for the three and nine months ended September 30, 2022, were primarily driven by reserve increases in the current year versus reserve reductions in the prior year periods. The increases in reserves for credit losses were $294 million and $414 million for the three and nine months ended September 30, 2022, respectively, and the reserve reductions for the corresponding prior year periods were $407 million and $1.6 billion, respectively. Our allowance coverage ratio (allowance for credit losses as a percent of period-end loan receivables) decreased to 10.58% at September 30, 2022, as compared to 11.28% at September 30, 2021.

•Other expense increased by $103 million, or 10.7%, and $345 million, or 12.1%, for the three and nine months ended September 30, 2022, respectively. The increase for the three months ended September 30, 2022 was primarily driven by increases in employee costs and other expense. The increase in the nine months ended September 30, 2022 was primarily driven by higher employee costs, other expense, information processing and marketing and business development.
•At September 30, 2022, deposits represented 82% of our total funding sources. Total deposits increased by 9.9% to $68.4 billion at September 30, 2022, compared to December 31, 2021.
•During the nine months ended September 30, 2022, we declared and paid cash dividends on our Series A 5.625% non-cumulative preferred stock of $42.18 per share, or $32 million.
•In April 2022, we announced that our Board approved an incremental share repurchase authorization of $2.8 billion through June 2023 and plans to increase our quarterly dividend by 5% to $0.23 per common share commencing in the third quarter of 2022. During the nine months ended September 30, 2022, we repurchased $2.6 billion of our outstanding common stock, and declared and paid cash dividends of $0.67 per share, or $331 million. At September 30, 2022 we have a total share repurchase authorization of $1.4 billion remaining. For more information, see “Capital—Dividend and Share Repurchases.”

2022 Partner Agreements
During the nine months ended September 30, 2022, we continued to expand and diversify our portfolio with the addition or renewal of more than 55 partners, which included the following:
•In our Home & Auto sales platform, we announced our new partnerships with Bassett, Floor & Decor and Furnitureland South and extended our agreements with Cardi's, Generac Power Systems, Home Zone, Ivan Smith Furniture, Mathis Brothers, Mattress Warehouse, Metro Mattress, Mitsubishi Electric Trane HVAC, NAPA AutoCare, New South Window Solutions, Regency Furniture Showrooms, Sleep Number and Sit 'N Sleep.
•In our Digital sales platform, we extended our program agreement with Shop HQ.
•In our Diversified & Value sales platform, we extended our program agreement with Fleet Farm.
•In our Health & Wellness sales platform, we expanded our network through our new partnerships with Buffalo Veterinary Group, Mission Veterinary Partners, Rarebreed Veterinary Partners, Service Corporation International, Smile Design Dentistry and Suveto and extended our agreements with Encore Vet Group, Interdent, Lucid and Sono Bello.
◦We expanded our partnership with AdventHealth to offer CareCredit as the primary patient financing solution across nationwide footprint.
◦We announced our integration with Sycle, to deliver a comprehensive financing solution suite.
•In our Lifestyle sales platform, we announced our new partnership with American Trailer World and extended our program agreements with Guitar Center, Janome, Kevin Jewelers, Kymco, Reeds, Sweetwater, Suzuki and Suzuki Marine.
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
Summary Earnings
The following table sets forth our results of operations for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Interest income	$4,342	$3,898	$12,438	$11,218
Interest expense	414	240	919	809
Net interest income	3,928	3,658	11,519	10,409
Retailer share arrangements	(1,057)	(1,266)	(3,288)	(3,261)
Provision for credit losses	929	25	2,174	165
Net interest income, after retailer share arrangements and provision for credit losses	1,942	2,367	6,057	6,983
Other income	44	94	350	314
Other expense	1,064	961	3,186	2,841
Earnings before provision for income taxes	922	1,500	3,221	4,456
Provision for income taxes	219	359	782	1,048
Net earnings	$703	$1,141	$2,439	$3,408
Net earnings available to common stockholders	$692	$1,130	$2,407	$3,376

Other Financial and Statistical Data
The following table sets forth certain other financial and statistical data for the periods indicated.

	At and for the		At and for the
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Financial Position Data (Average):
Loan receivables, including held for sale	$84,038	$78,714	$83,404	$77,965
Total assets	$98,694	$91,948	$96,786	$93,915
Deposits	$67,158	$59,633	$64,751	$61,258
Borrowings	$13,360	$13,522	$13,645	$14,528
Total equity	$13,238	$14,117	$13,475	$13,619
Selected Performance Metrics:
Purchase volume(1)(2)	$44,557	$41,912	$132,264	$118,782
Home & Auto	$12,273	$11,069	$35,428	$31,929
Digital	$12,941	$10,980	$36,600	$31,250
Diversified & Value	$14,454	$12,006	$40,400	$32,844
Health & Wellness	$3,514	$3,024	$10,064	$8,660
Lifestyle	$1,374	$1,298	$4,000	$3,857
Corp, Other	$1	$3,535	$5,772	$10,242
Average active accounts (in thousands)(2)(3)	66,266	67,189	68,517	66,500
Net interest margin(4)	15.52%	15.45%	15.64%	14.40%
Net charge-offs	$635	$432	$1,760	$1,815
Net charge-offs as a % of average loan receivables, including held for sale	3.00%	2.18%	2.82%	3.11%
Allowance coverage ratio(5)	10.58%	11.28%	10.58%	11.28%
Return on assets(6)	2.8%	4.9%	3.4%	4.9%
Return on equity(7)	21.1%	32.1%	24.2%	33.5%
Equity to assets(8)	13.41%	15.35%	13.92%	14.50%
Other expense as a % of average loan receivables, including held for sale	5.02%	4.84%	5.11%	4.87%
Efficiency ratio(9)	36.5%	38.7%	37.1%	38.1%
Effective income tax rate	23.8%	23.9%	24.3%	23.5%
Selected Period-End Data:
Loan receivables	$86,012	$76,388	$86,012	$76,388
Allowance for credit losses	$9,102	$8,616	$9,102	$8,616
30+ days past due as a % of period-end loan receivables(10)	3.28%	2.42%	3.28%	2.42%
90+ days past due as a % of period-end loan receivables(10)	1.43%	1.05%	1.43%	1.05%
Total active accounts (in thousands)(2)(3)	66,503	67,245	66,503	67,245
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

	2022			2021
Three months ended September 30 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$11,506	$65	2.24%	$9,559	$3	0.12%
Securities available for sale	4,861	19	1.55%	5,638	8	0.56%
Loan receivables, including held for sale(3):
Credit cards	79,354	4,153	20.76%	74,686	3,793	20.15%
Consumer installment loans	2,884	74	10.18%	2,555	64	9.94%
Commercial credit products	1,720	30	6.92%	1,407	29	8.18%
Other	80	1	4.96%	66	1	NM
Total loan receivables, including held for sale	84,038	4,258	20.10%	78,714	3,887	19.59%
Total interest-earning assets	100,405	4,342	17.16%	93,911	3,898	16.47%
Non-interest-earning assets:
Cash and due from banks	1,580			1,588
Allowance for credit losses	(8,878)			(8,956)
Other assets	5,587			5,405
Total non-interest-earning assets	(1,711)			(1,963)
Total assets	$98,694			$91,948
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$66,787	$280	1.66%	$59,275	$131	0.88%
Borrowings of consolidated securitization entities	6,258	54	3.42%	7,051	41	2.31%
Senior unsecured notes	7,102	80	4.47%	6,471	68	4.17%
Total interest-bearing liabilities	80,147	414	2.05%	72,797	240	1.31%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	371			358
Other liabilities	4,938			4,676
Total non-interest-bearing liabilities	5,309			5,034
Total liabilities	85,456			77,831
Equity
Total equity	13,238			14,117
Total liabilities and equity	$98,694			$91,948
Interest rate spread(4)			15.11%			15.16%
Net interest income		$3,928			$3,658
Net interest margin(5)			15.52%			15.45%

	2022			2021
Nine months ended September 30 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$9,920	$90	1.21%	$12,567	$11	0.12%
Securities available for sale	5,143	43	1.12%	6,128	21	0.46%
Loan receivables, including held for sale(3):
Credit cards	78,946	12,009	20.34%	74,179	10,934	19.71%
Consumer installment loans	2,781	209	10.05%	2,398	176	9.81%
Commercial credit products	1,604	83	6.92%	1,334	73	7.32%
Other	73	4	7.33%	54	3	7.43%
Total loan receivables, including held for sale	83,404	12,305	19.73%	77,965	11,186	19.18%
Total interest-earning assets	98,467	12,438	16.89%	96,660	11,218	15.52%
Non-interest-earning assets:
Cash and due from banks	1,607			1,594
Allowance for credit losses	(8,735)			(9,656)
Other assets	5,447			5,317
Total non-interest-earning assets	(1,681)			(2,745)
Total assets	$96,786			$93,915
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$64,371	$567	1.18%	$60,907	$447	0.98%
Borrowings of consolidated securitization entities	6,547	127	2.59%	7,296	136	2.49%
Senior unsecured notes	7,098	225	4.24%	7,232	226	4.18%
Total interest-bearing liabilities	78,016	919	1.57%	75,435	809	1.43%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	380			351
Other liabilities	4,915			4,510
Total non-interest-bearing liabilities	5,295			4,861
Total liabilities	83,311			80,296
Equity
Total equity	13,475			13,619
Total liabilities and equity	$96,786			$93,915
Interest rate spread(4)			15.32%			14.09%
Net interest income		$11,519			$10,409
Net interest margin(5)			15.64%			14.40%
____________________
(1)Average yields/rates are based on total interest income/expense over average balances.
(2)Includes average restricted cash balances of $688 million and $745 million for the three months ended September 30, 2022 and 2021, respectively, and $647 million and $570 million for the nine months ended September 30, 2022 and 2021, respectively.
(3)Interest income on loan receivables includes fees on loans of $676 million and $610 million for the three months ended September 30, 2022 and 2021, respectively, and $2.0 billion and $1.6 billion for the nine months ended September 30, 2022 and 2021, respectively.
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
Interest Income
Interest income increased by $444 million, or 11.4%, and $1.2 billion, or 10.9%, for the three and nine months ended September 30, 2022, respectively, primarily driven by increases in interest and fees on loans of 9.5% and 10.0%, respectively. The increases in interest and fees on loans were primarily driven by growth in average loan receivables, partially offset by the impacts of portfolios sold in the second quarter of 2022. Excluding the impact of the portfolio sales, interest and fees on loans increased 17.5% and 13.6% for the three and nine months ended September 30, 2022, respectively.
Average interest-earning assets

Three months ended September 30 ($ in millions)	2022	%	2021	%
Loan receivables, including held for sale	$84,038	83.7%	$78,714	83.8%
Liquidity portfolio and other	16,367	16.3%	15,197	16.2%
Total average interest-earning assets	$100,405	100.0%	$93,911	100.0%

Nine months ended September 30 ($ in millions)	2022	%	2021	%
Loan receivables, including held for sale	$83,404	84.7%	$77,965	80.7%
Liquidity portfolio and other	15,063	15.3%	18,695	19.3%
Total average interest-earning assets	$98,467	100.0%	$96,660	100.0%

Average loan receivables, including held for sale, increased 6.8% and 7.0% for the three and nine months ended September 30, 2022, respectively, primarily driven by growth in purchase volume, partially offset by the impacts from portfolios sold in the second quarter of 2022. Purchase volume increased 6.3% and 11.4% for the three and nine months ended September 30, 2022, respectively, and excluding the impact of portfolios sold during the second quarter, purchase volume increased by 16.1% and 16.4%, respectively.
Yield on average interest-earning assets
The yield on average interest-earning assets increased for the three and nine months ended September 30, 2022. The increase in the three months ended September 30, 2022 was primarily due to an increase in the yield on average loan receivables. The increase for the nine months ended September 30, 2022 was primarily due to an increase in the percentage of interest-earning assets attributable to loan receivables as well as an increase in the yield on average loan receivables. The increase in loan receivable yield was 51 basis points to 20.10% and 55 basis points to 19.73% for the three and nine months ended September 30, 2022, respectively.
Interest Expense
Interest expense increased by $174 million, or 72.5%, and $110 million, or 13.6%, for the three and nine months ended September 30, 2022, respectively, primarily attributed to benchmark interest rates and higher funding liabilities. Our cost of funds increased to 2.05% and 1.57% for the three and nine months ended September 30, 2022, respectively, compared to 1.31% and 1.43% for the three and nine months ended September 30, 2021, respectively.
Average interest-bearing liabilities

Three months ended September 30 ($ in millions)	2022	%	2021	%
Interest-bearing deposit accounts	$66,787	83.3%	$59,275	81.4%
Borrowings of consolidated securitization entities	6,258	7.8%	7,051	9.7%
Senior unsecured notes	7,102	8.9%	6,471	8.9%
Total average interest-bearing liabilities	$80,147	100.0%	$72,797	100.0%

Nine months ended September 30 ($ in millions)	2022	%	2021	%
Interest-bearing deposit accounts	$64,371	82.5%	$60,907	80.7%
Borrowings of consolidated securitization entities	6,547	8.4%	7,296	9.7%
Senior unsecured notes	7,098	9.1%	7,232	9.6%
Total average interest-bearing liabilities	$78,016	100.0%	$75,435	100.0%
Net Interest Income
Net interest income increased by $270 million, or 7.4%, and $1.1 billion, or 10.7%, for the three and nine months ended September 30, 2022, respectively, resulting from the changes in interest income and interest expense discussed above.
Retailer Share Arrangements
Retailer share arrangements decreased by $209 million, or 16.5%, for the three months ended September 30, 2022, primarily due to the impact of portfolios sold in the second quarter of 2022 and program performance. Retailer share arrangements remained relatively flat for the nine months ended September 30, 2022.
Provision for Credit Losses
Provision for credit losses increased to $929 million from $25 million, and to $2.2 billion from $165 million, for the three and nine months ended September 30, 2022, respectively. The increases for the three and nine months ended September 30, 2022 were primarily driven by reserve increases in the current year versus reserve reductions in the prior year periods. The increases in reserves for credit losses were $294 million and $414 million for the three and nine months ended September 30, 2022, respectively, and the reserve reductions for the corresponding prior year periods were $407 million and $1.6 billion, respectively.
Other Income

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Interchange revenue	$238	$232	$731	$626
Debt cancellation fees	103	70	285	205
Loyalty programs	(326)	(256)	(906)	(682)
Other	29	48	240	165
Total other income	$44	$94	$350	$314
Other income decreased by $50 million, or 53.2%, and increased $36 million, or 11.5%, for the three and nine months ended September 30, 2022, respectively. The decrease for the three months ended September 30, 2022 was primarily driven by higher loyalty program costs associated with purchase volume growth. The increase for the nine months ended September 30, 2022 was primarily driven by the recognition of the gain on sale of $120 million from the portfolio sales in the second quarter of 2022, as well as higher interchange revenue and debt cancellation fees, partially offset by higher loyalty program costs associated with purchase volume growth.

Other Expense

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Employee costs	$416	$369	$1,222	$1,092
Professional fees	204	196	599	575
Marketing and business development	115	110	366	319
Information processing	150	139	458	407
Other	179	147	541	448
Total other expense	$1,064	$961	$3,186	$2,841
Other expense increased by $103 million, or 10.7%, for the three months ended September 30, 2022 primarily driven by increases in employee costs and other expense. The increase in employee costs was primarily attributable to an increase in headcount driven by growth and insourcing, higher hourly wages and other compensation adjustments. The increase in other expense was primarily due to higher operational losses and higher charitable contributions.
Other expense increased by $345 million, or 12.1% for the nine months ended September 30, 2022, primarily driven by increases in employee costs, other expense, information processing and marketing and business development. The increases in employee costs and other expense were primarily due to the factors discussed above for the current quarter, as well as site strategy actions taken in the second quarter. The increase in information processing was driven by the growth in purchase volume and technology investments. The increase in marketing and business development was driven by the additional marketing and growth investments resulting from the reinvestment of the proceeds from the gain on sale of loan receivables.
Other expense for the three and nine months ended September 30, 2022, included a total of $27 million and $89 million, respectively, related to additional marketing, growth and site strategy actions taken to reinvest the proceeds from the gain on sale received in the second quarter.
Provision for Income Taxes

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Effective tax rate	23.8%	23.9%	24.3%	23.5%
Provision for income taxes	$219	$359	$782	$1,048
The effective tax rate for the three months ended September 30, 2022 decreased slightly compared to the same period in the prior year. The effective tax rate for the nine months ended September 30, 2022 increased compared to the same period in the prior year primarily due to the resolution of certain tax matters in the prior period. For both periods presented, the effective tax rate differs from the applicable U.S. federal statutory tax rate primarily due to state income taxes.
Platform Analysis
As discussed above under “—Our Sales Platforms,” we offer our credit products primarily through five sales platforms (Home & Auto, Digital, Diversified & Value, Health & Wellness and Lifestyle), which management measures based on their revenue-generating activities. The following is a discussion of certain supplemental information for the three and nine months ended September 30, 2022, for each of our five sales platforms and Corp, Other.

Home & Auto

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Purchase volume	$12,273	$11,069	$35,428	$31,929
Period-end loan receivables	$29,017	$26,210	$29,017	$26,210
Average loan receivables, including held for sale	$28,387	$25,800	$27,307	$25,396
Average active accounts (in thousands)	18,350	17,516	17,923	17,326

Interest and fees on loans	$1,210	$1,092	$3,406	$3,121
Other income	$20	$18	$64	$51
Home & Auto interest and fees on loans increased by $118 million, or 10.8%, and increased by $285 million, or 9.1%, for the three and nine months ended September 30, 2022, respectively, primarily driven by growth in average loan receivables. The growth in average loan receivables for both periods reflected purchase volume growth of 10.9% and 11.0%, respectively, reflecting the continued strength in Home and higher Auto-related spend.
Digital

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Purchase volume	$12,941	$10,980	$36,600	$31,250
Period-end loan receivables	$22,925	$19,636	$22,925	$19,636
Average loan receivables, including held for sale	$22,361	$19,286	$21,596	$19,168
Average active accounts (in thousands)	19,418	17,655	19,176	17,426

Interest and fees on loans	$1,197	$973	$3,277	$2,767
Other income	$(22)	$(19)	$(47)	$(59)
Digital interest and fees on loans increased by $224 million, or 23.0%, and increased $510 million, or 18.4%, for the three and nine months ended September 30, 2022, respectively, primarily driven by growth in average loan receivables. The growth in average loan receivables for both periods reflected purchase volume growth of 17.9% and 17.1%, respectively, and average active account growth of 10.0% for both periods, respectively, with strong engagement across both new and established programs.
Other income decreased by $3 million, or 15.8%, and increased $12 million, or 20.3%, for the three and nine months ended September 30, 2022, respectively. The decrease for the three months ended September 30, 2022 was primarily driven by higher program loyalty costs associated with the increase in purchase volume, partially offset by increases in interchange revenue. The increase for the nine months ended September 30, 2022 was primarily driven by increases in interchange revenue and debt cancellation fees, partially offset by higher program loyalty costs associated with the increase in purchase volume.
Diversified & Value

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Purchase volume	$14,454	$12,006	$40,400	$32,844
Period-end loan receivables	$16,566	$14,415	$16,566	$14,415
Average loan receivables, including held for sale	$16,243	$14,328	$15,627	$14,333
Average active accounts (in thousands)	19,411	17,903	19,258	17,591

Interest and fees on loans	$935	$780	$2,587	$2,298
Other income	$(19)	$(8)	$(63)	$(5)

Diversified & Value interest and fees on loans increased by $155 million, or 19.9%, and $289 million, or 12.6%, for the three and nine months ended September 30, 2022, primarily driven by growth in average loan receivables. The growth in average loan receivables for both periods reflected purchase volume growth of 20.4% and 23.0%, respectively, reflecting strong retailer performance and customer engagement and average active account growth of 8.4% and 9.5%, respectively.
Other income decreased by $11 million and $58 million for the three and nine months ended September 30, 2022, respectively, primarily driven by higher program loyalty costs, partially offset by higher interchange revenue.
Health & Wellness

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Purchase volume	$3,514	$3,024	$10,064	$8,660
Period-end loan receivables	$11,590	$9,879	$11,590	$9,879
Average loan receivables, including held for sale	$11,187	$9,654	$10,681	$9,477
Average active accounts (in thousands)	6,411	5,707	6,207	5,673

Interest and fees on loans	$706	$587	$1,966	$1,668
Other income	$55	$41	$157	$117
Health & Wellness interest and fees on loans increased by $119 million, or 20.3%, and $298 million, or 17.9% for the three and nine months ended September 30, 2022, respectively, primarily driven by growth in average loan receivables. The growth in average loan receivables for both periods reflected strength across the network, particularly in Dental and Pet categories. Purchase volume increased 16.2% for both periods, respectively, and average active accounts increased 12.3% and 9.4%, respectively.
Other income increased by $14 million, or 34.1%, and $40 million, or 34.2%, for the three and nine months ended September 30, 2022, respectively, primarily due to higher debt cancellation fees. The increase for the nine months ended September 30, 2022 was also driven by higher commission fees earned by Pets Best.
Lifestyle

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Purchase volume	$1,374	$1,298	$4,000	$3,857
Period-end loan receivables	$5,686	$5,234	$5,686	$5,234
Average loan receivables, including held for sale	$5,610	$5,185	$5,478	$5,080
Average active accounts (in thousands)	2,524	2,465	2,546	2,500

Interest and fees on loans	$208	$187	$593	$550
Other income	$8	$6	$21	$17
Lifestyle interest and fees on loans increased by $21 million, or 11.2%, and $43 million, or 7.8%, for the three and nine months ended September 30, 2022, respectively, primarily driven by growth in average loan receivables. The growth in average loan receivables for both periods reflected purchase volume growth of 5.9% and 3.7% for the three and nine months ended September 30, 2022, respectively, which was driven by an industry-specific rebound within our Luxury retail partners and higher out-of-partner spend more broadly. The increase in the nine months ended September 30, 2022 was partially offset by the ongoing impact of inventory constraints in Outdoor by comparison to strong growth in the prior year.

Corp, Other

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Purchase volume	$1	$3,535	$5,772	$10,242
Period-end loan receivables	$228	$1,014	$228	$1,014
Average loan receivables, including held for sale	$250	$4,461	$2,715	$4,511
Average active accounts (in thousands)	152	5,943	3,407	5,984

Interest and fees on loans	$2	$268	$476	$782
Other income	$2	$56	$218	$193
Corp, Other interest and fees on loans decreased by $266 million, or 99.3%, and $306 million, or 39.1%, for the three and nine months ended September 30, 2022, respectively, primarily driven by the effects of the sale of the BP and Gap Inc. portfolios in May 2022 and June 2022, respectively.
Other income decreased by $54 million, or 96.4%, and increased by $25 million, or 13.0%, respectively, for the three and nine months ended September 30, 2022, respectively. The decrease for the three months ended September 30, 2022 was primarily driven by lower interchange revenue and lower investment gains, partially offset by lower loyalty costs. The lower interchange revenue and loyalty costs were due to the portfolio sales in the second quarter of 2022. The increase for the nine months ended September 30, 2022 was primarily due to the gain on sale of $120 million recognized related to the portfolio sales in the second quarter of 2022, partially offset by lower investment gains and lower interchange revenue.
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
The following table sets forth the composition of our loan receivables portfolio by product type at the dates indicated.

($ in millions)	At September 30, 2022	(%)	At December 31, 2021	(%)
Loans
Credit cards	$81,254	94.5%	$76,628	94.9%
Consumer installment loans	2,945	3.4%	2,675	3.4
Commercial credit products	1,723	2.0%	1,372	1.7
Other	90	0.1%	65	—
Total loans	$86,012	100.0%	$80,740	100.0%
Loan receivables increased 6.5% to $86.0 billion at September 30, 2022 compared to December 31, 2021, primarily driven by strong purchase volume growth, partially offset by the seasonality of our business.
Loan receivables increased 12.6% to $86.0 billion at September 30, 2022 compared to $76.4 billion at September 30, 2021, driven by strong purchase volume growth and some moderation of customer payment rates.

Our loan receivables portfolio had the following geographic concentration at September 30, 2022.

($ in millions)	Loan Receivables Outstanding	% of Total Loan Receivables Outstanding
State
Texas	$9,294	10.8%
California	$8,909	10.4%
Florida	$7,862	9.1%
New York	$4,339	5.0%
North Carolina	$3,530	4.1%
Delinquencies
Over-30 day loan delinquencies as a percentage of period-end loan receivables increased to 3.28% at September 30, 2022 from 2.42% at September 30, 2021, and increased from 2.62% at December 31, 2021. The increases were primarily driven by the moderation of customer payment rates. The increase as compared to December 31, 2021 also reflects the impacts of the seasonality of our business.
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

	Three months ended September 30,
	2022		2021
($ in millions)	Amount	Rate	Amount	Rate
Credit cards	$596	2.98%	$417	2.22%
Consumer installment loans	21	2.89%	7	1.09%
Commercial credit products	17	3.92%	7	1.97%
Other	1	4.96%	1	6.01%
Total net charge-offs	$635	3.00%	$432	2.18%

	Nine months ended September 30,
	2022		2021
($ in millions)	Amount	Rate	Amount	Rate
Credit cards	$1,667	2.82%	$1,767	3.18%
Consumer installment loans	49	2.36%	24	1.34%
Commercial credit products	43	3.58%	23	2.31%
Other	1	1.83%	1	2.48%
Total net charge-offs	$1,760	2.82%	$1,815	3.11%

Allowance for Credit Losses
The allowance for credit losses totaled $9.1 billion at September 30, 2022, compared to $8.7 billion at December 31, 2021 and $8.6 billion at September 30, 2021, and reflects our estimate of expected credit losses for the life of the loan receivables on our consolidated statement of financial position. Our allowance for credit losses as a percentage of total loan receivables decreased to 10.58% at September 30, 2022, from 10.76% at December 31, 2021 and decreased from 11.28% at September 30, 2021.
The increases in allowance for credit losses compared to September 30, 2021 and December 31, 2021 were primarily driven by growth in loan receivables.

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
Funding Sources
Our primary funding sources include cash from operations, deposits (direct and brokered deposits), securitized financings and senior unsecured notes.
The following table summarizes information concerning our funding sources during the periods indicated:

	2022			2021
Three months ended September 30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$66,787	83.3%	1.7%	$59,275	81.4%	0.9%
Securitized financings	6,258	7.8	3.4	7,051	9.7	2.3
Senior unsecured notes	7,102	8.9	4.5	6,471	8.9	4.2
Total	$80,147	100.0%	2.1%	$72,797	100.0%	1.3%
______________________
(1)Excludes $371 million and $358 million average balance of non-interest-bearing deposits for the three months ended September 30, 2022 and 2021, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the three months ended September 30, 2022 and 2021.

	2022			2021
Nine months ended September 30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$64,371	82.5%	1.2%	$60,907	80.7%	1.0%
Securitized financings	6,547	8.4	2.6	7,296	9.7	2.5
Senior unsecured notes	7,098	9.1	4.2	7,232	9.6	4.2
Total	$78,016	100.0%	1.6%	$75,435	100.0%	1.4%
______________________
(1)Excludes $380 million and $351 million average balance of non-interest-bearing deposits for the nine months ended September 30, 2022 and 2021, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the nine months ended September 30, 2022 and 2021.

Deposits
We obtain deposits directly from retail, affinity relationships and commercial customers (“direct deposits”) or through third-party brokerage firms that offer our deposits to their customers (“brokered deposits”). At September 30, 2022, we had $54.8 billion in direct deposits and $13.6 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger that channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to continue to utilize our direct deposits base as a source of stable and diversified low-cost funding.
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
The following table summarizes certain information regarding our interest-bearing deposits by type (all of which constitute U.S. deposits) for the periods indicated:

Three months ended September 30 ($ in millions)	2022			2021
	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$22,789	34.1%	1.3%	$20,795	35.1%	1.1%
Savings, money market, and demand accounts	31,005	46.4	1.7	28,929	48.8	0.5
Brokered deposits	12,993	19.5	2.2	9,551	16.1	1.5
Total interest-bearing deposits	$66,787	100.0%	1.7%	$59,275	100.0%	0.9%

Nine months ended September 30 ($ in millions)	2022			2021
	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$21,552	33.5%	1.1%	$22,796	37.4%	1.3%
Savings, money market, and demand accounts	30,990	48.1	1.0	28,050	46.1	0.5
Brokered deposits	11,829	18.4	1.7	10,061	16.5	1.5
Total interest-bearing deposits	$64,371	100.0%	1.2%	$60,907	100.0%	1.0%
Our deposit liabilities provide funding with maturities ranging from one day to ten years. At September 30, 2022, the weighted average maturity of our interest-bearing time deposits was 1.2 years. See Note 7. Deposits to our condensed consolidated financial statements for more information on the maturities of our time deposits.

The following table summarizes deposits by contractual maturity at September 30, 2022:

($ in millions)	3 Months or Less	Over 3 Months but within 6 Months	Over 6 Months but within 12 Months	Over 12 Months	Total
U.S. deposits (less than FDIC insurance limit)(1)(2)	$31,069	$2,844	$8,799	$10,865	$53,577
U.S. deposits (in excess of FDIC insurance limit)(2)
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	623	913	2,884	1,716	6,136
Savings, money market, and demand accounts	8,691	—	—	—	8,691
Total	$40,383	$3,757	$11,683	$12,581	$68,404
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
The following table summarizes expected contractual maturities of the investors’ interests in securitized financings, excluding debt premiums, discounts and issuance costs at September 30, 2022.

($ in millions)	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years	Total
Scheduled maturities of long-term borrowings—owed to securitization investors:
SYNCT(1)	$2,890	$500	$—	$—	$3,390
SFT	—	1,300	—	—	1,300
SYNIT(1)	—	1,675	—	—	1,675
Total long-term borrowings—owed to securitization investors	$2,890	$3,475	$—	$—	$6,365
______________________
(1)Excludes any subordinated classes of SYNCT notes and SYNIT notes that we owned at September 30, 2022.
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
The following table summarizes for each of our trusts the three-month rolling average excess spread at September 30, 2022.

	Note Principal Balance ($ in millions)	# of Series Outstanding	Three-Month Rolling Average Excess Spread(1)
SYNCT	$3,534	7	~ 11.9% to 17.2%
SFT	$1,300	5	17.4%
SYNIT	$1,675	1	17.7%
______________________
(1)Represents the excess spread (generally calculated as interest income collected from the applicable pool of loan receivables less applicable net charge-offs, interest expense and servicing costs, divided by the aggregate principal amount of loan receivables in the applicable pool) for SFT or, in the case of SYNCT, a range of the excess spreads relating to the particular series issued within such trust or, in the case of SYNIT, the excess spread relating to the one outstanding series issued within such trust, in all cases omitting any series that have not been outstanding for at least three full monthly periods and calculated in accordance with the applicable trust or series documentation, for the three securitization monthly periods ended September 30, 2022.

Senior Unsecured Notes
During the nine months ended September 30, 2022, we made repayments of senior unsecured notes totaling $1.5 billion, comprising of $750 million of notes issued by Synchrony Financial and $750 million of notes issued by Synchrony Bank.
The following table provides a summary of our outstanding fixed rate senior unsecured notes at September 30, 2022, which includes $750 million of senior unsecured notes issued by Synchrony Financial in June 2022, and $900 million and $600 million of senior unsecured notes issued by Synchrony Bank in August 2022.

Issuance Date	Interest Rate(1)	Maturity	Principal Amount Outstanding(2)
($ in millions)
Fixed rate senior unsecured notes:
Synchrony Financial
August 2014	4.250%	August 2024	1,250
July 2015	4.500%	July 2025	1,000
August 2016	3.700%	August 2026	500
December 2017	3.950%	December 2027	1,000
March 2019	4.375%	March 2024	600
March 2019	5.150%	March 2029	650
October 2021	2.875%	October 2031	750
June 2022	4.875%	June 2025	750
Synchrony Bank
August 2022	5.400%	August 2025	900
August 2022	5.625%	August 2027	600
Total fixed rate senior unsecured notes			$8,000
______________________
(1)Weighted average interest rate of all senior unsecured notes at September 30, 2022 was 4.45%.
(2)The amounts shown exclude unamortized debt discounts, premiums and issuance costs.
Short-Term Borrowings
Except as described above, there were no material short-term borrowings for the periods presented.
Other
At September 30, 2022, we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
Covenants
The indenture pursuant to which our senior unsecured notes have been issued includes various covenants. If we do not satisfy any of these covenants, the maturity of amounts outstanding thereunder may be accelerated and become payable. We were in compliance with all of these covenants at September 30, 2022.
At September 30, 2022, we were not in default under any of our credit facilities.
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
We maintain a liquidity portfolio, which at September 30, 2022 had $16.6 billion of liquid assets, primarily consisting of cash and equivalents and short-term obligations of the U.S. Treasury, less cash in transit which is not considered to be liquid, compared to $13.0 billion of liquid assets at December 31, 2021. The increase in liquid assets was primarily due to deposit growth to accommodate the seasonality of our business and $3.9 billion of proceeds from portfolios sold during the second quarter of 2022, partially offset by loan receivables growth in the nine months ended September 30, 2022. We believe our liquidity position at September 30, 2022 remains strong as we continue to operate in a period of uncertain economic conditions and we will continue to closely monitor our liquidity as economic conditions change.
As additional sources of liquidity, at September 30, 2022, we had an aggregate of $3.2 billion of undrawn committed capacity on our securitized financings, subject to customary borrowing conditions, from private lenders under our securitization programs and $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders, and we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
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
Dividend and Share Repurchases

Common Stock Cash Dividends Declared	Month of Payment	Amount per Common Share	Amount
($ in millions, except per share data)
Three months ended March 31, 2022	February 2022	$0.22	$114
Three months ended June 30, 2022	May 2022	0.22	108
Three months ended September 30, 2022	August 2022	0.23	109
Total dividends declared		$0.67	$331

Preferred Stock Cash Dividends Declared	Month of Payment	Amount per Preferred Share	Amount
($ in millions, except per share data)
Three months ended March 31, 2022	February 2022	$14.06	$10
Three months ended June 30, 2022	May 2022	14.06	11
Three months ended September 30, 2022	August 2022	14.06	11
Total dividends declared		$42.18	$32
In April 2022, we announced that our Board approved plans to increase our quarterly common stock dividend by 5% to $0.23 per common share which commenced in the third quarter of 2022. The declaration and payment of future dividends to holders of our common and preferred stock will be at the discretion of the Board and will depend on many factors. For a discussion of regulatory and other restrictions on our ability to pay dividends and repurchase stock, see “Regulation—Risk Factors Relating to Regulation—We are subject to restrictions that limit our ability to pay dividends and repurchase our common stock; the Bank is subject to restrictions that limit its ability to pay dividends to us, which could limit our ability to pay dividends, repurchase our common stock or make payments on our indebtedness” in our 2021 Form 10-K.

Common Shares Repurchased Under Publicly Announced Programs	Total Number of Shares Purchased	Dollar Value of Shares Purchased
($ and shares in millions)
Three months ended March 31, 2022	22.0	$967
Three months ended June 30, 2022	18.7	701
Three months ended September 30, 2022	29.2	950
Total	69.9	$2,618
In April 2022, we announced that our Board approved an incremental share repurchase authorization of $2.8 billion through June 2023, resulting in total share repurchase authorization of $3.1 billion. In all instances, the share repurchase programs are subject to market conditions and other factors, including legal and regulatory restrictions and required approvals.
During the nine months ended September 30, 2022, we repurchased $2.6 billion of common stock as part of the share repurchase programs announced in 2021 and 2022, with remaining authorized share repurchase capacity of $1.4 billion under the 2022 program.
Regulatory Capital Requirements - Synchrony Financial
As a savings and loan holding company, we are required to maintain minimum capital ratios, under the applicable U.S. Basel III capital rules. For more information, see “Regulation—Savings and Loan Holding Company Regulation” in our 2021 Form 10-K.
For Synchrony Financial to be a well-capitalized savings and loan holding company, Synchrony Bank must be well-capitalized and Synchrony Financial must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. At September 30, 2022, Synchrony Financial met all the requirements to be deemed well-capitalized.
The following table sets forth the composition of our capital ratios for the Company calculated under the Basel III Standardized Approach rules at September 30, 2022 and December 31, 2021, respectively.

	Basel III
	At September 30, 2022		At December 31, 2021
($ in millions)	Amount	Ratio(1)	Amount	Ratio(1)
Total risk-based capital	$14,154	16.5%	$15,122	17.8%
Tier 1 risk-based capital	$13,012	15.2%	$14,003	16.5%
Tier 1 leverage	$13,012	13.2%	$14,003	14.7%
Common equity Tier 1 capital	$12,278	14.3%	$13,269	15.6%
Risk-weighted assets	$85,664		$84,950
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
Capital amounts and ratios in the above table all reflect the applicable CECL regulatory capital transition adjustment for each period. The decrease in our common equity Tier 1 capital ratio compared to December 31, 2021 was primarily due to the first year phase-in of the impact of CECL on our regulatory capital and our share repurchases and dividends for the nine months ended September 30, 2022, partially offset by net earnings for the same period.

Regulatory Capital Requirements - Synchrony Bank
At September 30, 2022 and December 31, 2021, the Bank met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. The following table sets forth the composition of the Bank’s capital ratios calculated under the Basel III Standardized Approach rules at September 30, 2022 and December 31, 2021, and also reflects the applicable CECL regulatory capital transition adjustment for each period.

	At September 30, 2022		At December 31, 2021		Minimum to be Well-Capitalized under Prompt Corrective Action Provisions
($ in millions)	Amount	Ratio	Amount	Ratio	Ratio
Total risk-based capital	$13,414	16.9%	$14,091	18.3%	10.0%
Tier 1 risk-based capital	$12,356	15.6%	$13,075	16.9%	8.0%
Tier 1 leverage	$12,356	13.6%	$13,075	15.1%	5.0%
Common equity Tier 1 capital	$12,356	15.6%	$13,075	16.9%	6.5%
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
Off-Balance Sheet Arrangements and Unfunded Lending Commitments
____________________________________________________________________________________________
We do not have any material off-balance sheet arrangements, including guarantees of third-party obligations. Guarantees are contracts or indemnification agreements that contingently require us to make a guaranteed payment or perform an obligation to a third-party based on certain trigger events. At September 30, 2022, we had not recorded any contingent liabilities in our Condensed Consolidated Statement of Financial Position related to any guarantees. See Note 5 - Variable Interest Entities to our condensed consolidated financial statements for more information on our investment commitments for unconsolidated variable interest entities (“VIE's”).
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

ITEM 1. FINANCIAL STATEMENTS
Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
____________________________________________________________________________________________

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except per share data)	2022	2021	2022	2021
Interest income:
Interest and fees on loans (Note 4)	$4,258	$3,887	$12,305	$11,186
Interest on cash and debt securities	84	11	133	32
Total interest income	4,342	3,898	12,438	11,218
Interest expense:
Interest on deposits	280	131	567	447
Interest on borrowings of consolidated securitization entities	54	41	127	136
Interest on senior unsecured notes	80	68	225	226
Total interest expense	414	240	919	809
Net interest income	3,928	3,658	11,519	10,409
Retailer share arrangements	(1,057)	(1,266)	(3,288)	(3,261)
Provision for credit losses (Note 4)	929	25	2,174	165
Net interest income, after retailer share arrangements and provision for credit losses	1,942	2,367	6,057	6,983
Other income:
Interchange revenue	238	232	731	626
Debt cancellation fees	103	70	285	205
Loyalty programs	(326)	(256)	(906)	(682)
Other	29	48	240	165
Total other income	44	94	350	314
Other expense:
Employee costs	416	369	1,222	1,092
Professional fees	204	196	599	575
Marketing and business development	115	110	366	319
Information processing	150	139	458	407
Other	179	147	541	448
Total other expense	1,064	961	3,186	2,841
Earnings before provision for income taxes	922	1,500	3,221	4,456
Provision for income taxes (Note 12)	219	359	782	1,048
Net earnings	$703	$1,141	$2,439	$3,408
Net earnings available to common stockholders	$692	$1,130	$2,407	$3,376

Earnings per share
Basic	$1.48	$2.02	$4.89	$5.89
Diluted	$1.47	$2.00	$4.86	$5.84

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
____________________________________________________________________________________________

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021

Net earnings	$703	$1,141	$2,439	$3,408

Other comprehensive income (loss)
Debt securities	(33)	(5)	(110)	(13)
Currency translation adjustments	(5)	(5)	(9)	(1)
Employee benefit plans	—	2	1	1
Other comprehensive income (loss)	(38)	(8)	(118)	(13)

Comprehensive income	$665	$1,133	$2,321	$3,395
Amounts presented net of taxes.

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Financial Position (Unaudited)
____________________________________________________________________________________________

($ in millions)	At September 30, 2022	At December 31, 2021
Assets
Cash and equivalents	$11,962	$8,337
Debt securities (Note 3)	5,082	5,283
Loan receivables: (Notes 4 and 5)
Unsecuritized loans held for investment	67,651	60,211
Restricted loans of consolidated securitization entities	18,361	20,529
Total loan receivables	86,012	80,740
Less: Allowance for credit losses	(9,102)	(8,688)
Loan receivables, net	76,910	72,052
Loan receivables held for sale (Note 4)	—	4,361
Goodwill	1,105	1,105
Intangible assets, net (Note 6)	1,033	1,168
Other assets	4,674	3,442
Total assets	$100,766	$95,748

Liabilities and Equity
Deposits: (Note 7)
Interest-bearing deposit accounts	$68,032	$61,911
Non-interest-bearing deposit accounts	372	359
Total deposits	68,404	62,270
Borrowings: (Notes 5 and 8)
Borrowings of consolidated securitization entities	6,360	7,288
Senior unsecured notes	7,961	7,219
Total borrowings	14,321	14,507
Accrued expenses and other liabilities	5,029	5,316
Total liabilities	$87,754	$82,093

Equity:
Preferred stock, par share value $0.001 per share; 750,000 shares authorized; 750,000 shares issued and outstanding at both September 30, 2022 and December 31, 2021 and aggregate liquidation preference of $750 at both September 30, 2022 and December 31, 2021	$734	$734
Common Stock, par share value $0.001 per share; 4,000,000,000 shares authorized; 833,984,684 shares issued at both September 30, 2022 and December 31, 2021; 458,904,206 and 526,830,205 shares outstanding at September 30, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	9,685	9,669
Retained earnings	16,252	14,245
Accumulated other comprehensive income (loss):
Debt securities	(106)	4
Currency translation adjustments	(35)	(26)
Employee benefit plans	(46)	(47)
Treasury stock, at cost; 375,080,478 and 307,154,479 shares at September 30, 2022 and December 31, 2021, respectively	(13,473)	(10,925)
Total equity	13,012	13,655
Total liabilities and equity	$100,766	$95,748

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
____________________________________________________________________________________________

	Preferred Stock		Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2021	750	$734	833,985	$1	$9,570	$10,621	$(51)	$(8,174)	$12,701
Net earnings	—	—	—	—	—	1,025	—	—	1,025
Other comprehensive income	—	—	—	—	—	—	(5)	—	(5)
Purchases of treasury stock	—	—	—	—	—	—	—	(200)	(200)
Stock-based compensation	—	—	—	—	22	(37)	—	72	57
Dividends - preferred stock ($14.06 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividends - common stock ($0.22 per share)	—	—	—	—	—	(128)	—	—	(128)
Balance at March 31, 2021	750	$734	833,985	$1	$9,592	$11,470	$(56)	$(8,302)	$13,439
Net earnings	—	—	—	—	—	1,242	—	—	1,242
Other comprehensive income	—	—	—	—	—	—	—	—	—
Purchases of treasury stock	—	—	—	—	—	—	—	(393)	(393)
Stock-based compensation	—	—	—	—	28	(14)	—	33	47
Dividends - preferred stock ($14.06 per share)	—	—	—	—	—	(10)	—	—	(10)
Dividends - common stock ($0.22 per share)	—	—	—	—	—	(128)	—	—	(128)
Balance at June 30, 2021	750	$734	833,985	$1	$9,620	$12,560	$(56)	$(8,662)	$14,197
Net earnings	—	—	—	—	—	1,141	—	—	1,141
Other comprehensive income	—	—	—	—	—	—	(8)	—	(8)
Purchases of treasury stock	—	—	—	—	—	—	—	(1,301)	(1,301)
Stock-based compensation	—	—	—	—	29	(4)	—	17	42
Dividends - preferred stock ($14.06 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividends - common stock ($0.22 per share)	—	—	—	—	—	(124)	—	—	(124)
Balance at September 30, 2021	750	$734	833,985	$1	$9,649	$13,562	$(64)	$(9,946)	$13,936

	Preferred Stock		Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2022	750	$734	833,985	$1	$9,669	$14,245	$(69)	$(10,925)	$13,655
Net earnings	—	—	—	—	—	932	—	—	932
Other comprehensive income	—	—	—	—	—	—	(52)	—	(52)
Purchases of treasury stock	—	—	—	—	—	—	—	(968)	(968)
Stock-based compensation	—	—	—	—	(26)	(50)	—	51	(25)
Dividends - preferred stock ($14.06 per share)	—	—	—	—	—	(10)	—	—	(10)
Dividends - common stock ($0.22 per share)	—	—	—	—	—	(114)	—	—	(114)
Balance at March 31, 2022	750	$734	833,985	$1	$9,643	$15,003	$(121)	$(11,842)	$13,418
Net earnings	—	—	—	—	—	804	—	—	804
Other comprehensive income	—	—	—	—	—	—	(28)	—	(28)
Purchases of treasury stock	—	—	—	—	—	—	—	(701)	(701)
Stock-based compensation	—	—	—	—	20	(9)	—	8	19
Dividends - preferred stock ($14.06 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividends - common stock ($0.22 per share)	—	—	—	—	—	(108)	—	—	(108)
Balance at June 30, 2022	750	$734	833,985	$1	$9,663	$15,679	$(149)	$(12,535)	$13,393
Net earnings	—	—	—	—	—	703	—	—	703
Other comprehensive income	—	—	—	—	—	—	(38)	—	(38)
Purchases of treasury stock	—	—	—	—	—	—	—	(951)	(951)
Stock-based compensation	—	—	—	—	22	(10)	—	13	25
Dividends - preferred stock ($14.06 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividends - common stock ($0.23 per share)	—	—	—	—	—	(109)	—	—	(109)
Balance at September 30, 2022	750	$734	833,985	$1	$9,685	$16,252	$(187)	$(13,473)	$13,012

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
____________________________________________________________________________________________

	Nine months ended September 30,
($ in millions)	2022	2021
Cash flows - operating activities
Net earnings	$2,439	$3,408
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for credit losses	2,174	165
Deferred income taxes	(185)	230
Depreciation and amortization	318	285
(Increase) decrease in interest and fees receivable	74	579
(Increase) decrease in other assets	(26)	(79)
Increase (decrease) in accrued expenses and other liabilities	(322)	88
All other operating activities	375	419
Cash provided from (used for) operating activities	4,847	5,095

Cash flows - investing activities
Maturity and sales of debt securities	3,659	4,249
Purchases of debt securities	(3,624)	(2,290)
Proceeds from sale of loan receivables	3,930	23
Net (increase) decrease in loan receivables, including held for sale	(6,999)	(610)
All other investing activities	(342)	(422)
Cash provided from (used for) investing activities	(3,376)	950

Cash flows - financing activities
Borrowings of consolidated securitization entities
Proceeds from issuance of securitized debt	1,670	1,350
Maturities and repayment of securitized debt	(2,600)	(2,875)
Senior unsecured notes
Proceeds from issuance of senior unsecured notes	2,235	—
Maturities and repayment of senior unsecured notes	(1,500)	(1,500)
Dividends paid on preferred stock	(32)	(32)
Net increase (decrease) in deposits	6,125	(2,447)
Purchases of treasury stock	(2,619)	(1,894)
Dividends paid on common stock	(331)	(380)
All other financing activities	(44)	28
Cash provided from (used for) financing activities	2,904	(7,750)

Increase (decrease) in cash and equivalents, including restricted amounts	4,375	(1,705)
Cash and equivalents, including restricted amounts, at beginning of period	8,686	11,605
Cash and equivalents at end of period:
Cash and equivalents	11,962	9,806
Restricted cash and equivalents included in other assets	1,099	94
Total cash and equivalents, including restricted amounts, at end of period	$13,061	$9,900

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
New Accounting Standards
Recently Issued But Not Yet Adopted Accounting Standards
In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the separate recognition and measurement guidance for Troubled Debt Restructurings ("TDRs") by creditors. The elimination of the TDR guidance may be adopted prospectively for loan modifications after adoption or on a modified retrospective basis, which would also apply to loans previously modified, resulting in a cumulative effect adjustment to retained earnings in the period of adoption for changes in the allowance for credit losses. This guidance is effective for the Company on January 1, 2023, with early adoption permitted. The Company is currently assessing the impacts of the guidance and plans to adopt the guidance on January 1, 2023 on a modified retrospective basis.
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
NOTE 3.    DEBT SECURITIES
All of our debt securities are classified as available-for-sale and are held to meet our liquidity objectives or to comply with the Community Reinvestment Act (“CRA”). Our debt securities consist of the following:

	September 30, 2022				December 31, 2021
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
($ in millions)	cost	gains	losses	fair value	cost	gains	losses	fair value
U.S. government and federal agency	$3,763	$—	$(61)	$3,702	$2,222	$—	$(2)	$2,220
State and municipal	10	—	—	10	13	—	—	13
Residential mortgage-backed(a)	490	—	(54)	436	597	12	(3)	606
Asset-backed(b)	951	—	(24)	927	2,432	2	(4)	2,430
Other	8	—	(1)	7	13	1	—	14
Total	$5,222	$—	$(140)	$5,082	$5,277	$15	$(9)	$5,283
_______________________
(a)    All of our residential mortgage-backed securities have been issued by government-sponsored entities and are collateralized by U.S. mortgages. At September 30, 2022 and December 31, 2021, $102 million and $145 million of residential mortgage-backed securities, respectively, are pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve Discount Window advances.
(b)    Our asset-backed securities are collateralized by credit card and auto loans.

The following table presents the estimated fair values and gross unrealized losses of our available-for-sale debt securities:

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
($ in millions)	fair value	losses	fair value	losses
At September 30, 2022
U.S. government and federal agency	$3,405	$(55)	$297	$(6)
State and municipal	7	—	3	—
Residential mortgage-backed	337	(35)	98	(19)
Asset-backed	432	(10)	382	(14)
Other	7	(1)	—	—
Total	$4,188	$(101)	$780	$(39)

At December 31, 2021
U.S. government and federal agency	$563	$(2)	$—	$—
State and municipal	4	—	—	—
Residential mortgage-backed	105	(2)	27	(1)
Asset-backed	1,653	(4)	—	—
Total	$2,325	$(8)	$27	$(1)
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
Contractual Maturities of Investments in Available-for-Sale Debt Securities

	Amortized	Estimated	Weighted
At September 30, 2022 ($ in millions)	cost	fair value	Average yield (a)
Due
Within one year	$3,466	$3,442	2.2%
After one year through five years	$1,640	$1,542	1.1%
After five years through ten years	$90	$76	1.9%
After ten years	$26	$22	2.8%
_____________________
(a)Weighted average yield is calculated based on the amortized cost of each security. In calculating yield, no adjustment has been made with respect to any tax-exempt obligations.
We expect actual maturities to differ from contractual maturities because borrowers have the right to prepay certain obligations.
There were no material realized gains or losses recognized for the nine months ended September 30, 2022 and 2021.
Although we generally do not have the intent to sell any specific securities held at September 30, 2022, in the ordinary course of managing our debt securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield, liquidity requirements and funding obligations.

NOTE 4.    LOAN RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

($ in millions)	September 30, 2022	December 31, 2021
Credit cards	$81,254	$76,628
Consumer installment loans	2,945	2,675
Commercial credit products	1,723	1,372
Other	90	65
Total loan receivables, before allowance for credit losses(a)(b)	$86,012	$80,740
_______________________
(a)Total loan receivables include $18.4 billion and $20.5 billion of restricted loans of consolidated securitization entities at September 30, 2022 and December 31, 2021, respectively. See Note 5. Variable Interest Entities for further information on these restricted loans.
(b)At September 30, 2022 and December 31, 2021, loan receivables included deferred costs, net of deferred income, of $213 million and $211 million, respectively.
Disposition of Loan Receivables
During the second quarter of 2022, we completed the sales of a total of $3.8 billion of loan receivables associated with our program agreements with Gap Inc. and BP. The total proceeds received from the dispositions were $3.9 billion and we recognized a gain on sale of $120 million included within other income in our condensed consolidated statement of earnings.
Allowance for Credit Losses

($ in millions)	Balance at July 1, 2022	Provision charged to operations	Gross charge-offs	Recoveries	Other	Balance at September 30, 2022
Credit cards	$8,605	$864	$(785)	$189	$—	$8,873
Consumer installment loans	129	38	(25)	4	—	146
Commercial credit products	71	26	(19)	2	—	80
Other	3	1	(1)	—	—	3
Total	$8,808	$929	$(830)	$195	$—	$9,102

($ in millions)	Balance at July 1, 2021	Provision charged to operations	Gross charge-offs	Recoveries	Other	Balance at September 30, 2021
Credit cards	$8,904	$(22)	$(625)	$208	$—	$8,465
Consumer installment loans	67	37	(11)	4	—	97
Commercial credit products	50	10	(8)	1	—	53
Other	2	—	(1)	—	—	1
Total	$9,023	$25	$(645)	$213	$—	$8,616

($ in millions)	Balance at January 1, 2022	Provision charged to operations	Gross charge-offs	Recoveries	Other	Balance at September 30, 2022
Credit cards	$8,512	$2,028	$(2,273)	$606	$—	$8,873
Consumer installment loans	115	80	(63)	14	—	146
Commercial credit products	59	64	(48)	5	—	80
Other	2	2	(1)	—	—	3
Total	$8,688	$2,174	$(2,385)	$625	$—	$9,102

($ in millions)	Balance at January 1, 2021	Provision charged to operations	Gross charge-offs	Recoveries	Other	Balance at September 30, 2021
Credit cards	$10,076	$156	$(2,407)	$640	$—	$8,465
Consumer installment loans	127	(7)	(38)	14	1	97
Commercial credit products	61	15	(27)	4	—	53
Other	1	1	(1)	—	—	1
Total	$10,265	$165	$(2,473)	$658	$1	$8,616
Our allowance for credit losses at September 30, 2022 and December 31, 2021 reflects our estimate of expected credit losses for the life of the loan receivables on our consolidated statement of financial position.
The reasonable and supportable forecast period used in our estimate of credit losses at September 30, 2022 was 12 months, consistent with the forecast period utilized since the adoption of CECL. Beyond the reasonable and supportable forecast period, we revert to historical loss information at the loan receivables segment level over a 6-month period, gradually increasing the weight of historical losses by an equal amount each month during the reversion period, and utilize historical loss information thereafter for the remaining life of the portfolio. The reversion period and methodology remain unchanged since the adoption of CECL.
Losses on loan receivables are estimated and recognized upon origination of the loan, based on expected credit losses for the life of the loan balance at September 30, 2022. Expected credit loss estimates are developed using both quantitative models and qualitative adjustments, and incorporates a macroeconomic forecast, as described within the 2021 Form 10-K. The current and forecasted economic conditions at the balance sheet date influenced our current estimate of expected credit losses. These conditions are relatively consistent as compared to December 31, 2021, reflecting continued elevated trends in customer payment behavior, and an uncertain macroeconomic environment. Our allowance for credit losses increased to $9.1 billion during the nine months ended September 30, 2022 primarily due to growth in loan receivables. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our 2021 annual consolidated financial statements in our 2021 Form 10-K, for additional information on our significant accounting policies related to our allowance for credit losses.
Delinquent and Non-accrual Loans

At September 30, 2022 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing
Credit cards	$1,500	$1,200	$2,700	$1,200	$—
Consumer installment loans	47	10	57	—	10
Commercial credit products	39	22	61	22	—
Total delinquent loans	$1,586	$1,232	$2,818	$1,222	$10
Percentage of total loan receivables	1.8%	1.4%	3.3%	1.4%	—%

At December 31, 2021 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing
Credit cards	$1,111	$923	$2,034	$923	$—
Consumer installment loans	35	6	41	—	6
Commercial credit products	26	13	39	13	—
Total delinquent loans	$1,172	$942	$2,114	$936	$6
Percentage of total loan receivables	1.5%	1.2%	2.6%	1.2%	—%

Delinquency trends are the primary credit quality indicator for our consumer installment loans, which we use to monitor credit quality and risk within the portfolio. Total consumer installment past due of $57 million and $41 million at September 30, 2022 and December 31, 2021, respectively, were not material.

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

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Credit cards	$265	$149	$681	$564
Consumer installment loans	—	—	—	—
Commercial credit products	1	1	2	2
Total	$266	$150	$683	$566
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

At September 30, 2022 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$1,255	$(512)	$743	$1,122
Consumer installment loans	—	—	—	—
Commercial credit products	3	(1)	2	3
Total	$1,258	$(513)	$745	$1,125

At December 31, 2021 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$1,171	$(481)	$690	$1,053
Consumer installment loans	—	—	—	—
Commercial credit products	3	(1)	2	3
Total	$1,174	$(482)	$692	$1,056

Financial Effects of TDRs
As part of our loan modifications for borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following table presents the types and financial effects of loans modified and accounted for as TDRs during the periods presented:

Three months ended September 30,	2022			2021
($ in millions)	Interest income recognized during period when loans were modified	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were modified	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$9	$80	$1,218	$11	$79	$1,196
Consumer installment loans	—	—	—	—	—	—
Commercial credit products	—	1	4	—	1	4
Total	$9	$81	$1,222	$11	$80	$1,200

Nine months ended September 30,	2022			2021
($ in millions)	Interest income recognized during period when loans were modified	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were modified	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$26	$234	$1,201	$30	$235	$1,235
Consumer installment loans	—	—	—	—	—	—
Commercial credit products	—	1	3	—	1	4
Total	$26	$235	$1,204	$30	$236	$1,239
Payment Defaults
The following table presents the type, number and amount of loans accounted for as TDRs that enrolled in a modification plan within the previous 12 months from the applicable balance sheet date and experienced a payment default and charged-off during the periods presented.

Three months ended September 30,	2022		2021
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	25,288	$56	18,082	$48
Consumer installment loans	—	—	—	—
Commercial credit products	51	—	42	—
Total	25,339	$56	18,124	$48

Nine months ended September 30,	2022		2021
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	51,944	$116	43,897	$114
Consumer installment loans	—	—	—	—
Commercial credit products	104	1	100	1
Total	52,048	$117	43,997	$115

Credit Quality Indicators
Our loan receivables portfolio includes both secured and unsecured loans. Secured loan receivables are largely comprised of consumer installment loans secured by equipment. Unsecured loan receivables are largely comprised of our open-ended consumer and commercial revolving credit card loans. As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, including delinquency information, as well as information from credit bureaus relating to the customer’s broader credit performance. We utilize VantageScore credit scores to assist in our assessment of credit quality. VantageScore credit scores are obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three credit score categories: (i) 651 or higher, which are considered the strongest credits; (ii) 591 to 650, considered moderate credit risk; and (iii) 590 or less, which are considered weaker credits. There are certain customer accounts for which a VantageScore score is not available where we use alternative sources to assess their credit and predict behavior. The following table provides the most recent VantageScore scores available for our customers at September 30, 2022, December 31, 2021 and September 30, 2021, respectively, as a percentage of each class of loan receivable. The table below excludes 0.4%, 0.4% and 0.4% of our total loan receivables balance at each of September 30, 2022, December 31, 2021 and September 30, 2021, respectively, which represents those customer accounts for which a VantageScore score is not available.

	September 30, 2022			December 31, 2021			September 30, 2021
	651 or	591 to	590 or	651 or	591 to	590 or	651 or	591 to	590 or
	higher	650	less	higher	650	less	higher	650	less
Credit cards	75%	18%	7%	78%	17%	5%	79%	17%	4%
Consumer installment loans	77%	17%	6%	79%	17%	4%	80%	16%	4%
Commercial credit products	90%	6%	4%	92%	5%	3%	93%	4%	3%
Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and by applying the same credit standards for all of our credit products. Unused credit card lines available to our customers totaled approximately $413 billion and $431 billion at September 30, 2022 and December 31, 2021, respectively. The decrease as compared to December 31, 2021 reflects the impact from the portfolio sales completed in the second quarter of 2022. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.
Interest Income by Product
The following table provides additional information about our interest and fees on loans, including merchant discounts, from our loan receivables, including held for sale:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Credit cards(a)	$4,153	$3,793	$12,009	$10,934
Consumer installment loans	74	64	209	176
Commercial credit products	30	29	83	73
Other	1	1	4	3
Total	$4,258	$3,887	$12,305	$11,186
_______________________
(a)Interest income on credit cards that was reversed related to accrued interest receivables written off was $265 million and $199 million for the three months ended September 30, 2022 and 2021, respectively, and $770 million and $800 million for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 5.    VARIABLE INTEREST ENTITIES
We use VIEs to securitize loan receivables and arrange asset-backed financing in the ordinary course of business. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE and we did not provide non-contractual support for previously transferred loan receivables to any of these VIEs in the three and nine months ended September 30, 2022 and 2021. Our VIEs are able to accept new loan receivables and arrange new asset-backed financings, consistent with the requirements and limitations on such activities placed on the VIE by existing investors. Once an account has been designated to a VIE, the contractual arrangements we have require all existing and future loan receivables originated under such account to be transferred to the VIE. The amount of loan receivables held by our VIEs in excess of the minimum amount required under the asset-backed financing arrangements with investors may be removed by us under removal of accounts provisions. All loan receivables held by a VIE are subject to claims of third-party investors.
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

The table below summarizes the assets and liabilities of our consolidated securitization VIEs described above:

($ in millions)	September 30, 2022	December 31, 2021
Assets
Loan receivables, net(a)	$16,629	$18,594
Loan receivables held for sale	—	1,398
Other assets(b)	1,031	292
Total	$17,660	$20,284

Liabilities
Borrowings	$6,360	$7,288
Other liabilities	18	14
Total	$6,378	$7,302
_______________________
(a)    Includes $1.7 billion and $1.9 billion of related allowance for credit losses resulting in gross restricted loans of $18.4 billion and $20.5 billion at September 30, 2022 and December 31, 2021, respectively.
(b)    Includes $1.0 billion and $288 million of segregated funds held by the VIEs at September 30, 2022 and December 31, 2021, respectively, which are classified as restricted cash and equivalents and included as a component of other assets in our Condensed Consolidated Statements of Financial Position.
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
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $896 million and $1.0 billion for the three months ended September 30, 2022 and 2021, respectively. Related expenses consisted primarily of provision for credit losses of $23 million and $(133) million for the three months ended September 30, 2022 and 2021, respectively, and interest expense of $54 million and $41 million for the three months ended September 30, 2022 and 2021, respectively.
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $2.7 billion and $3.1 billion for the nine months ended September 30, 2022 and 2021, respectively. Related expenses consisted primarily of provision for credit losses of $151 million and $(213) million for the nine months ended September 30, 2022 and 2021, respectively, and interest expense of $127 million and $136 million for the nine months ended September 30, 2022 and 2021, respectively. These amounts do not include intercompany transactions, principally fees and interest, which are eliminated in our condensed consolidated financial statements.
Non-consolidated VIEs
As part of our community reinvestment initiatives, we invest in affordable housing properties and receive affordable housing tax credits for these investments. These investments included in our Condensed Consolidated Statement of Financial Position totaled $519 million and $441 million at September 30, 2022 and December 31, 2021, respectively, and represents our total exposure for these entities. Additionally, we have other investments in non-consolidated VIEs which totaled $218 million and $184 million at September 30, 2022 and December 31, 2021, respectively. At September 30, 2022, the Company also had investment commitments of $200 million related to these investments.

NOTE 6.    INTANGIBLE ASSETS

	September 30, 2022			December 31, 2021
($ in millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related	$1,622	$(1,088)	$534	$1,797	$(1,222)	$575
Capitalized software and other	1,491	(992)	499	1,407	(814)	593
Total	$3,113	$(2,080)	$1,033	$3,204	$(2,036)	$1,168
During the nine months ended September 30, 2022, we recorded additions to intangible assets subject to amortization of $158 million, primarily related to capitalized software expenditures, as well as customer-related intangible assets.
Customer-related intangible assets primarily relate to retail partner contract acquisitions and extensions, as well as purchased credit card relationships. During the nine months ended September 30, 2022 and 2021, we recorded additions to customer-related intangible assets subject to amortization of $55 million and $64 million, respectively, primarily related to payments made to acquire and extend certain retail partner relationships. These additions had a weighted average amortizable life of 6 years and 5 years for the nine months ended September 30, 2022 and 2021, respectively.
Amortization expense related to retail partner contracts was $26 million and $31 million for the three months ended September 30, 2022 and 2021, respectively, and $86 million and $95 million for the nine months ended September 30, 2022 and 2021, respectively, and is included as a component of marketing and business development expense in our Condensed Consolidated Statements of Earnings. All other amortization expense was $64 million and $49 million for the three months ended September 30, 2022 and 2021, respectively, and $189 million and $150 million for the nine months ended September 30, 2022 and 2021, respectively, and is included as a component of other expense in our Condensed Consolidated Statements of Earnings.
NOTE 7.    DEPOSITS

	September 30, 2022		December 31, 2021
($ in millions)	Amount	Average rate(a)	Amount	Average rate(a)
Interest-bearing deposits	$68,032	1.2%	$61,911	0.9%
Non-interest-bearing deposits	372	—	359	—
Total deposits	$68,404		$62,270
____________________
(a)Based on interest expense for the nine months ended September 30, 2022 and the year ended December 31, 2021 and average deposits balances.
At September 30, 2022 and December 31, 2021, interest-bearing deposits included $6.1 billion and $5.0 billion, respectively, of certificates of deposit that exceeded applicable FDIC insurance limits, which are generally $250,000 per depositor.
At September 30, 2022, our interest-bearing time deposits maturing for the remainder of 2022 and over the next four years and thereafter were as follows:

($ in millions)	2022	2023	2024	2025	2026	Thereafter
Deposits	$3,690	$17,931	$6,000	$1,876	$635	$1,579
The above maturity table excludes $31.1 billion of demand deposits with no defined maturity, of which $28.6 billion are savings accounts. In addition, at September 30, 2022, we had $5.2 billion of broker network deposit sweeps procured through a program arranger who channels brokerage account deposits to us that are also excluded from the above maturity table. Unless extended, the contracts associated with these broker network deposit sweeps will terminate between 2023 and 2026.

NOTE 8.    BORROWINGS

	September 30, 2022				December 31, 2021
($ in millions)	Maturity date	Interest Rate	Weighted average interest rate	Outstanding Amount(a)	Outstanding Amount(a)
Borrowings of consolidated securitization entities:
Fixed securitized borrowings	2022 - 2025	2.62% - 3.87%	3.31%	$3,260	$3,188
Floating securitized borrowings	2023 - 2025	3.48% - 3.79%	3.60%	3,100	4,100
Total borrowings of consolidated securitization entities			3.45%	6,360	7,288

Senior unsecured notes:
Synchrony Financial senior unsecured notes:
Fixed senior unsecured notes	2024 - 2031	2.87% - 5.15%	4.22%	6,471	6,470

Synchrony Bank senior unsecured notes:
Fixed senior unsecured notes	2025 - 2027	5.40% - 5.63%	5.49%	1,490	749
Total senior unsecured notes			4.45%	7,961	7,219

Total borrowings				$14,321	$14,507
___________________
(a)The amounts presented above for outstanding borrowings include unamortized debt premiums, discounts and issuance costs.
Debt Maturities
The following table summarizes the maturities of the principal amount of our borrowings of consolidated securitization entities and senior unsecured notes for the remainder of 2022 and over the next four years and thereafter:

($ in millions)	2022	2023	2024	2025	2026	Thereafter
Borrowings	$883	$2,007	$3,150	$4,825	$500	$3,000
Third-Party Debt
2022 Issuance ($ in millions):

Issuance Date	Principal Amount	Maturity	Interest Rate
Synchrony Financial
June 2022	$750	June 2025	4.875%
Synchrony Bank
August 2022	$900	August 2025	5.400%
August 2022	$600	August 2027	5.625%
Credit Facilities
As additional sources of liquidity, we have undrawn committed capacity under certain credit facilities, primarily related to our securitization programs.
At September 30, 2022, we had an aggregate of $3.2 billion of undrawn committed capacity under our securitization financings, subject to customary borrowing conditions, from private lenders under our securitization programs, and an aggregate of $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders.

NOTE 9.    FAIR VALUE MEASUREMENTS
For a description of how we estimate fair value, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies in our 2021 annual consolidated financial statements in our 2021 Form 10-K.
The following tables present our assets and liabilities measured at fair value on a recurring basis.
Recurring Fair Value Measurements

At September 30, 2022 ($ in millions)	Level 1	Level 2	Level 3	Total(a)
Assets
Debt securities
U.S. government and federal agency	$—	$3,702	$—	$3,702
State and municipal	—	—	10	10
Residential mortgage-backed	—	436	—	436
Asset-backed	—	927	—	927
Other	—	—	7	7
Other(b)	14	—	15	29
Total	$14	$5,065	$32	$5,111

Liabilities
Other(c)	—	—	8	8
Total	$—	$—	$8	$8

At December 31, 2021 ($ in millions)
Assets
Debt securities
U.S. government and federal agency	$—	$2,220	$—	$2,220
State and municipal	—	—	13	13
Residential mortgage-backed	—	606	—	606
Asset-backed	—	2,430	—	2,430
Other	—	—	14	14
Other(b)	15	—	34	49
Total	$15	$5,256	$61	$5,332

Liabilities
Other(c)	—	—	14	14
Total	$—	$—	$14	$14
_______________________
(a)    For the nine months ended September 30, 2022 and 2021, there were no fair value measurements transferred between levels.
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
The changes in our Level 3 assets and liabilities that are measured on a recurring basis for the three and nine months ended September 30, 2022 and 2021, respectively, were not material.

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

	Carrying	Corresponding fair value amount
At September 30, 2022 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$11,962	$11,962	$11,962	$—	$—
Other assets(a)(b)	$1,099	$1,099	$1,099	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$76,895	$87,914	$—	$—	$87,914

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$68,404	$67,419	$—	$67,419	$—
Borrowings of consolidated securitization entities	$6,360	$6,245	$—	$3,187	$3,058
Senior unsecured notes	$7,961	$7,396	$—	$7,396	$—

	Carrying	Corresponding fair value amount
At December 31, 2021 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$8,337	$8,337	$8,337	$—	$—
Other assets(a)(b)	$349	$349	$349	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$72,034	$84,483	$—	$—	$84,483
Loan receivables held for sale(c)	$4,361	$4,499	$—	$—	$4,499

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$62,270	$62,486	$—	$62,486	$—
Borrowings of consolidated securitization entities	$7,288	$7,359	$—	$3,238	$4,121
Senior unsecured notes	$7,219	$7,662	$—	$7,662	$—
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

Equity Securities Without Readily Determinable Fair Values

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Carry Value(a)	$246	$135	$246	$135
Upward adjustments(b)	—	9	7	57
Downward adjustments(b)	(1)	—	(3)	(1)
_______________________
(a)    The carrying value as of December 31, 2021 was $232 million.
(b)    Between January 1, 2018 and September 30, 2022, cumulative upward and downward carrying value adjustments were $188 million and $(11) million, respectively.
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
At September 30, 2022 and December 31, 2021, Synchrony Financial met all applicable requirements to be deemed well-capitalized pursuant to Federal Reserve Board regulations. At September 30, 2022 and December 31, 2021, the Bank also met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. There are no conditions or events subsequent to September 30, 2022 that management believes have changed the Company's or the Bank’s capital category.

The actual capital amounts, ratios and the applicable required minimums of the Company and the Bank are as follows:
Synchrony Financial

At September 30, 2022 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)
Total risk-based capital	$14,154	16.5%	$6,853	8.0%
Tier 1 risk-based capital	$13,012	15.2%	$5,140	6.0%
Tier 1 leverage	$13,012	13.2%	$3,945	4.0%
Common equity Tier 1 Capital	$12,278	14.3%	$3,855	4.5%

At December 31, 2021 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)
Total risk-based capital	$15,122	17.8%	$6,796	8.0%
Tier 1 risk-based capital	$14,003	16.5%	$5,097	6.0%
Tier 1 leverage	$14,003	14.7%	$3,800	4.0%
Common equity Tier 1 Capital	$13,269	15.6%	$3,822	4.5%
Synchrony Bank

At September 30, 2022 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio
Total risk-based capital	$13,414	16.9%	$6,350	8.0%	$7,937	10.0%
Tier 1 risk-based capital	$12,356	15.6%	$4,762	6.0%	$6,350	8.0%
Tier 1 leverage	$12,356	13.6%	$3,638	4.0%	$4,548	5.0%
Common equity Tier I capital	$12,356	15.6%	$3,572	4.5%	$5,159	6.5%

At December 31, 2021 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio
Total risk-based capital	$14,091	18.3%	$6,175	8.0%	$7,718	10.0%
Tier 1 risk-based capital	$13,075	16.9%	$4,631	6.0%	$6,175	8.0%
Tier 1 leverage	$13,075	15.1%	$3,455	4.0%	$4,318	5.0%
Common equity Tier I capital	$13,075	16.9%	$3,473	4.5%	$5,017	6.5%
_______________________
(a)Capital ratios are calculated based on the Basel III Standardized Approach rules. Capital amounts and ratios at September 30, 2022 and at December 31, 2021 in the above tables reflect the applicable CECL regulatory capital transition adjustment.
(b)At September 30, 2022 and at December 31, 2021, Synchrony Financial and the Bank also must maintain a capital conservation buffer of common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 2.5 percentage points to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.
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
The following table presents the calculation of basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2022	2021	2022	2021
Net earnings	$703	$1,141	$2,439	$3,408
Preferred stock dividends	(11)	(11)	$(32)	$(32)
Net earnings available to common stockholders	$692	$1,130	$2,407	$3,376

Weighted average common shares outstanding, basic	468.5	560.6	492.1	$573.6
Effect of dilutive securities	2.2	5.0	2.9	$4.6
Weighted average common shares outstanding, dilutive	470.7	565.6	$495.0	$578.2

Earnings per basic common share	$1.48	$2.02	$4.89	$5.89
Earnings per diluted common share	$1.47	$2.00	$4.86	$5.84
We have issued certain stock-based awards under the Synchrony Financial 2014 Long-Term Incentive Plan. A total of 5 million shares and 1 million shares for the three months ended September 30, 2022 and 2021, respectively, and 3 million and 1 million shares for the nine months ended September 30, 2022 and 2021, respectively, related to these awards, were considered anti-dilutive and therefore were excluded from the computation of diluted earnings per common share.
NOTE 12.    INCOME TAXES
Unrecognized Tax Benefits

($ in millions)	September 30, 2022	December 31, 2021
Unrecognized tax benefits, excluding related interest expense and penalties(a)	$283	$274
Portion that, if recognized, would reduce tax expense and effective tax rate(b)	$189	$160
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
We establish a liability that represents the difference between a tax position taken (or expected to be taken) on an income tax return and the amount of taxes recognized in our financial statements. The liability associated with the unrecognized tax benefits is adjusted periodically when new information becomes available. The amount of unrecognized tax benefits that is reasonably possible to be resolved in the next twelve months is expected to be $73 million, of which $23 million, if recognized, would reduce the Company's tax expense and effective tax rate.
In the current year, the Company executed a Memorandum of Understanding with the IRS to participate voluntarily in the IRS Compliance Assurance Process (“CAP”) program for the 2022 tax year, and thus the tax year is under IRS review. The IRS is also examining our 2021 tax year, and we expect the review will be substantially completed in the current year. Additionally, we are under examination in various states going back to 2014.
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
On January 28, 2019, a purported shareholder derivative action, Gilbert v. Keane, et al., was filed in the U.S. District Court for the District of Connecticut against the Company as a nominal defendant, and certain of the Company’s officers and directors. The lawsuit alleges breach of fiduciary duty claims based on the allegations raised by the plaintiff in the Stichting Depositary APG class action, unjust enrichment, waste of corporate assets, and that the defendants made materially misleading statements and/or omitted material information in violation of the Exchange Act. The complaint seeks a declaration that the defendants breached and/or aided and abetted the breach of their fiduciary duties to the Company, unspecified monetary damages with interest, restitution, a direction that the defendants take all necessary actions to reform and improve corporate governance and internal procedures, and attorneys’ and experts’ fees. On March 11, 2019, a second purported shareholder derivative action, Aldridge v. Keane, et al., was filed in the U.S. District Court for the District of Connecticut. The allegations in the Aldridge complaint are substantially similar to those in the Gilbert complaint. On March 26, 2020, the District Court recaptioned the Gilbert and Aldridge cases as In re Synchrony Financial Derivative Litigation.

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
The following table presents the approximate net interest income impacts forecasted over the next twelve months from an immediate and parallel change in interest rates affecting all interest rate sensitive assets and liabilities at September 30, 2022.

Basis Point Change	At September 30, 2022
($ in millions)
-100 basis points	$(60)
+100 basis points	$(34)
For a more detailed discussion of our exposure to market risk and our transition from the LIBOR benchmark rate, refer to “Management's Discussion and Analysis—Quantitative and Qualitative Disclosures about Market Risk” in our 2021 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), and based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

No change in internal control over financial reporting occurred during the fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding purchases of our common stock primarily related to our share repurchase program that were made by us or on our behalf during the three months ended September 30, 2022.

($ in millions, except per share data)	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Programs(c)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs(b)
July 1 - 31, 2022	18,081,596	$31.47	17,949,666	$1,785.4
August 1 - 31, 2022	11,342,477	33.98	11,339,888	1,400.0
September 1 - 30, 2022	1,966	28.79	—	1,400.0
Total	29,426,039	$32.44	29,289,554	$1,400.0
_______________________
(a)Includes 131,930 shares, 2,589 shares and 1,966 shares withheld in July, August and September, respectively, to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying performance stock awards, restricted stock awards or upon the exercise of stock options.
(b)Amounts exclude commission costs.
(c)In May 2021 the Board of Directors approved a share repurchase authorization of $2.8 billion through June 2023.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description
31(a)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
31(b)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
32*	Certification Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included as Exhibit 101)
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

Synchrony Financial
(Registrant)

October 25, 2022	/s/ Brian J. Wenzel Sr.
Date	Brian J. Wenzel Sr. Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)