Form 10-K
period 2022-12-31
Synchrony Financial
filed 2023-02-09
CIK 1601712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the outstanding common equity of the registrant held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $13,473,650,047,
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 3, 2023 was 437,035,160.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held May 18, 2023, is incorporated by reference into Part III to the extent described therein.

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

FORM 10-K CROSS REFERENCE INDEX
____________________________________________________________________________________________

Part I		Page(s)

Item 1.	Business	7 - 26, 80 - 95

Item 1A.	Risk Factors	59 - 79, 95 - 100

Item 1B.	Unresolved Staff Comments	Not Applicable

Item 2.	Properties	143

Item 3.	Legal Proceedings	140 - 141

Item 4.	Mine Safety Disclosures	Not Applicable

Part II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	144 - 145

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27 - 52, 54 - 58

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	52 - 54

Item 8.	Financial Statements and Supplementary Data	101 - 141

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	Not Applicable

Item 9A.	Controls and Procedures	142

Item 9B.	Other Information	Not Applicable

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	Not Applicable

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	(a)

Item 11.	Executive Compensation	(b)

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	(c)

Item 13.	Certain Relationships and Related Transactions, and Director Independence	(d)

Item 14.	Principal Accounting Fees and Services	(e)

Part IV

Item 15.	Exhibits and Financial Statement Schedules	146 - 155

Item 16.	Form 10-K Summary	Not Applicable

Signatures		156 - 158
______________________
(a)Incorporated by reference to “Management”, “Election of Directors,” “Governance Principles,” “Code of Conduct” and “Committees of the Board of the Directors” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be held on May 18, 2023, which will be filed within 120 days of the end our fiscal year ended December 31, 2022 (the “2023 Proxy Statement”).
(b)Incorporated by reference to “Compensation Discussion and Analysis,” “2022 Executive Compensation,” “Management Development and Compensation Committee Report” and “Management Development and Compensation Committee Interlocks and Insider Participation” and “CEO Pay Ratio” in the 2023 Proxy Statement.
(c)Incorporated by reference to “Beneficial Ownership” and “Equity Compensation Plan Information” in the 2023 Proxy Statement.
(d)Incorporated by reference to “Related Person Transactions,” “Election of Directors” and “Committees of the Board of Directors” in the 2023 Proxy Statement.
(e)Incorporated by reference to “Independent Auditor” in the 2023 Proxy Statement.

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
We provide a range of credit products through programs we have established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which, in our business and in this report, we refer to as our “partners.” The terms of the programs all require cooperative efforts between us and our partners of varying natures and degrees to establish and operate the programs. Our use of the term “partners” to refer to these entities is not intended to, and does not, describe our legal relationship with them, imply that a legal partnership or other relationship exists between the parties or create any legal partnership or other relationship. Information with respect to partner “locations” in this report is given at December 31, 2022. “Open accounts” represents credit card or installment loan accounts that are not closed, blocked or more than 60 days delinquent.
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

OUR BUSINESS
Our Company
____________________________________________________________________________________________
We are a premier consumer financial services company delivering one of the industry's most complete, digitally-enabled product suites. Our experience, expertise and scale encompass a broad spectrum of industries, including digital, health and wellness, retail, telecommunications, home, auto, outdoor, pet and more. We have an established and diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” We connect our partners and consumers through our dynamic financial ecosystem and provide them with a diverse set of financing solutions and innovative digital capabilities to address their specific needs and deliver seamless, omnichannel experiences. We utilize a broad set of distribution channels, including mobile apps and websites, as well as online marketplaces and business management solutions like Point-of-Sale platforms. Our offerings include private label, dual, co-brand and general purpose credit cards, as well as short- and long-term installment loans and consumer banking products. During 2022, we financed $180.2 billion of purchase volume, and at December 31, 2022, we had $92.5 billion of loan receivables and 70.8 million active accounts.
Our business benefits from longstanding and collaborative relationships with our partners, including some of the nation’s leading retailers and manufacturers with well-known consumer brands, such as Lowe’s and Sam's Club and also leading digital partners, such as Amazon and PayPal. We believe our business model has been successful because it aligns our interests with those of our partners and provides substantial value to both our partners and our customers. Our partners promote our credit products because they generate increased sales and strengthen customer loyalty. Our customers benefit from instant access to credit, discounts, or other benefits such as cash back rewards, and promotional offers. We seek to differentiate ourselves through our deep industry expertise, our long history of consumer lending, our innovative digital capabilities and our diverse product suite. We have omni-channel (in-store, online and mobile) technology and marketing capabilities, which allow us to offer and deliver our credit products instantly to customers across multiple channels. We continue to invest in, and develop, our digital assets to ensure our partners are well positioned for the rapidly evolving environment. We have been able to demonstrate our digital capabilities by providing solutions that meet the needs of our partners and customers, with approximately 57% of our consumer revolving applications in 2022 processed through a digital channel.
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
We offer our credit products primarily through our wholly-owned subsidiary, the Bank. In addition, through the Bank, we offer, directly to retail, affinity relationships and commercial customers, a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”), including certificates of deposit, individual retirement accounts (“IRAs”), money market accounts, savings accounts and sweep and affinity deposits. We also take deposits at the Bank through third-party securities brokerage firms that offer our FDIC-insured deposit products to their customers. We have significantly expanded our online direct banking operations in recent years and our deposit base serves as a source of stable and diversified low cost funding for our credit activities. At December 31, 2022, we had $71.7 billion in deposits, which represented 84% of our total funding sources.

Our Sales Platforms
____________________________________________________________________________________________
We offer our credit products through five sales platforms: Home & Auto, Digital, Diversified & Value, Health & Wellness and Lifestyle.
Set forth below is a summary of certain information relating to our sales platforms:
Home & Auto
Our Home & Auto sales platform provides comprehensive payments and financing solutions with integrated in-store and digital experiences through a broad network of partners and merchants providing home and automotive merchandise and services, as well as our Synchrony Car Care network and Synchrony HOME credit card offering. Home & Auto accounted for $4.7 billion, or 28%, of our total interest and fees on loans for the year ended December 31, 2022.
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
At December 31, 2022, the length of our relationship with each of our five largest partners was over 10 years, and in the case of Lowe's, 43 years.

2022 Partner Agreements:
New partnerships:	• Bassett	• Furnitureland South
• Floor & Decor
Program extensions:	• Broad River	• Mavis
	• Cardi's	• Metro Mattress
	• Dufresne Spencer Group	• Mitsubishi Electric Trane HVAC
	• Generac Power Systems	• NAPA AutoCare
	• Home Zone	• Nationwide Marketing Group
	• Ivan Smith Furniture	• New South Window Solutions
	• Knoxville Wholesale Furniture	• Regency Furniture Showrooms
	• Lowe's	• Rooms to Go
	• Mathis Brothers	• Sleep Number
	• Mattress Warehouse	• Sit 'N Sleep
Digital
Our Digital sales platform provides comprehensive payments and financing solutions with integrated digital experiences through partners and merchants who primarily engage with their consumers through digital channels. We enable our partners to deepen consumer engagement by embedding payments and financing solutions, compelling value and rewards, and personalized offers within seamless experiences, as well as extend digital relationships to in-person commerce. In addition to our partner products, we also offer a Synchrony-branded general purpose credit card. Digital accounted for $4.6 billion, or 27%, of our total interest and fees on loans for the year ended December 31, 2022.
Digital Partners
Our Digital sales platform includes key partners delivering digital payment solutions, such as PayPal, including our Venmo program, online marketplaces, such as Amazon and eBay, and digital-first brands and merchants, such as Verizon, the Qurate brands, and Fanatics.
The Digital sales platform has strong alignment with its partners through relationships that span decades, as well as through our more recent program launches with Verizon and Venmo. At December 31, 2022, the length of our relationship with each of our four largest partners was over 10 years, and in the case of PayPal, 18 years. The Digital sales platform has highly engaged customers and can continue to drive penetration and everyday use by expanding products, channels, and deeper user experience integrations.

2022 Partner Agreements:
Program extensions:	• ShopHQ
Diversified & Value
Our Diversified & Value sales platform provides comprehensive payments and financing solutions with integrated in-store and digital experiences through large retail partners who deliver everyday value to consumers shopping for daily needs or important life moments. Diversified & Value accounted for $3.6 billion, or 21%, of our total interest and fees on loans for the year ended December 31, 2022.
Diversified & Value Partners
Our Diversified & Value sales platform is comprised of five large retail partners: Belk, Fleet Farm, JCPenney, Sam's Club and TJX Companies, Inc. Through strong partner alignment, competitive value propositions, and embedding our products in the digital experience, we can continue to drive penetration and everyday use.

At December 31, 2022, the length of our relationship with each of these five partners was over 10 years, and in the case of Sam’s Club, 29 years.

2022 Partner Agreements:
Program extensions:	• Fleet Farm
Health & Wellness
Our Health & Wellness sales platform provides comprehensive healthcare payments and financing solutions, through a network of providers and health systems, for those seeking health and wellness care for themselves, their families and their pets, and includes key brands such as CareCredit and Pets Best, as well as partners such as Walgreens. Health & Wellness accounted for $2.7 billion, or 16%, of our total interest and fees on loans for the year ended December 31, 2022.
We offer customers a CareCredit-branded private label credit card that may be used across our network of CareCredit providers and our CareCredit Dual Card offering, access to installment loans in select providers, our Walgreens private label and Dual Card, along with complementary products such as Pets Best pet insurance.
Health & Wellness Partners
The vast majority of our partners are individual and small groups of independent healthcare providers, which includes networks of healthcare practitioners that provide planned medical, elective and other procedures that generally are not fully covered by insurance. The remainder are primarily national and regional healthcare providers, such as Aspen Dental and Mars Petcare and health-focused retailers, such as Rite Aid and Walgreens. In addition, we also have over 150 relationships with professional and other associations (including the American Dental Association and the American Veterinary Medical Association), manufacturers and buying groups, which endorse and promote our credit products to their members.

At December 31, 2022, we had a network of Health & Wellness providers and health-focused retailers that collectively have over 266,000 locations. Excluding our program agreement with Walgreens, no single Health & Wellness partner accounted for more than 0.4% of our total interest and fees on loans for the year ended December 31, 2022. Dental providers accounted for 53% of Health & Wellness interest and fees on loans for the year ended December 31, 2022.
We believe our ability to attract new partners is aided by being able to provide partners access to our existing CareCredit accountholder base. During 2022 over 200,000 locations either processed a CareCredit application or made a sale on a CareCredit credit card and our CareCredit provider locator averaged over 1.6 million searches per month during the year ended December 31, 2022.

2022 Partner Agreements:
New partnerships:	• Beacon Dental	• Service Corporation International
	• Buffalo Veterinary Group	• Smile Design Dentistry
	• Ligthwave Dental	• Suveto
	• Mission Veterinary Partners	• The Smilist
	• Mt Laurel Veterinary Services	• Veterinary Practice Partners
	• Rarebreed Veterinary Partners	• 100% Chiropractic
Extensions:	• Encore Vet Group	• Sage Dental
	• Interdent	• Sono Bello
	• Lucid	• VetCor
• Nvision
During the year ended December 31, 2022 we also expanded our partnership with AdventHealth to offer CareCredit as the primary patient financing solution across a nationwide footprint. Additionally, we announced our integration with Sycle, to deliver a comprehensive financing solution suite.

Lifestyle
Lifestyle provides comprehensive payments and financing solutions with integrated in-store and digital experiences through partners and merchants who offer merchandise in power sports, outdoor power equipment, and other industries such as sporting goods, apparel, jewelry and music. We create customized credit programs for national and regional retailers, manufacturers, and industry associations. Credit extended in this platform, other than our apparel and sporting goods retail partners, is primarily promotional financing. With our large retail partners, we continue to drive penetration and everyday use through strong partner alignment, competitive value propositions, and embedding our products in the digital experience. Lifestyle accounted for $814 million, or 5%, of our total interest and fees on loans for the year ended December 31, 2022.
Lifestyle Partners
Our Lifestyle sales platform partners include a wide range of key retailers in the apparel, specialty retail, outdoor, music and luxury industry, such as American Eagle, Dick's Sporting Goods, Guitar Center, Sweetwater, Kawasaki, Polaris, Suzuki and Pandora.
At December 31, 2022, the length of our relationship with each of our five largest partners was over 10 years, and in the case of American Eagle, 26 years.

2022 Partner Agreements:
New partnerships:	• American Trailer World	• Mercury Ring
Program extensions:	• Brother	• Reeds
	• Guitar Center	• Sam Ash
	• Janome	• Sweetwater
	• Kevin Jewelers	• Suzuki
	• KTM	• Suzuki Marine
• Kymco
Corp, Other
Corp, Other includes activity and balances related to certain program agreements with retail partners and merchants that will not be renewed beyond their current expiration date and certain programs that were previously terminated, which are not managed within the five sales platforms discussed above. Activity in Corp, Other primarily includes amounts associated with the Gap Inc. and BP portfolios, which were both sold in the second quarter of 2022. Corp, Other also includes amounts related to changes in the fair value of equity investments and realized gains or losses associated with the sale of investments.
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

The types of promotional financing we offer includes deferred interest (interest accrues during a promotional period and becomes payable if the full purchase amount is not paid off during the promotional period), no interest (no interest on a promotional purchase) and reduced interest (interest is assessed monthly at a promotional interest rate during the promotional period). As a result, during the promotional period we do not generate interest income or generate it at a lower rate, although we continue to generate fee income relating to late fees on required minimum payments. For these promotional financing offerings, we generally partner with sellers of “big-ticket” products or services or large basket transactions (generally priced from $500 to $25,000+) to consumers where our financing products and industry expertise provide strong incremental value to our partners and their customers. In addition to our revolving product, we also offer secured installment loans for certain large purchases, primarily for power sports and outdoor power equipment, and also offer unsecured installment loans primarily in our Health and Wellness sales platform and through our other installment products, such as our Synchrony Pay in 4 product for short-term loans. We also promote our programs to sellers through direct marketing activities such as industry trade publications, trade shows and sales efforts by dedicated internal and external sales teams, leveraging our existing partner network or through endorsements through manufacturers and industry associations. Our broad array of point-of-sale technologies and quick enrollment process allow us to quickly and effectively integrate new partners and providers.
Our five largest programs based upon interest and fees on loans for the year ended December 31, 2022, were Amazon, JCPenney, Lowe’s, PayPal and Sam’s Club. These programs accounted in aggregate for 53% of our total interest and fees on loans for the year ended December 31, 2022, and 52% of loan receivables at December 31, 2022. Our programs with Lowe's and PayPal, which includes our Venmo program, each accounted for more than 10% of our total interest and fees on loans for the year ended December 31, 2022. The length of our relationship with each of our five largest partners is over 15 years, and in the case of Lowe's, 43 years. During the year ended December 31, 2022 we extended our program agreement with Lowe's. The current expiration dates for program agreements with our five largest partners range from 2026 through 2033.
Other income related to our program agreements primarily consists of interchange fees earned when our Dual Card or general purpose co-branded cards are used outside of our partners’ sales channels and fees paid to us by customers who purchase our debt cancellation products, less costs incurred related to partner loyalty programs. In our Health & Wellness sales platform, Other income also includes commission fees earned by Pets Best.
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

To acquire new customers, we collaborate and integrate with our partners and providers leveraging our marketing expertise to create programs promoting our products to creditworthy customers. Frequently, our partners and providers market the availability of credit as part of the advertising for their goods and services. Our marketing programs include marketing offers (e.g., 10% off the customer’s first purchase) and consumer communications delivered through a variety of channels, including in-store signage, online advertising, retailer website placement, associate communication, emails, text messages, direct mail campaigns, advertising circulars, and outside marketing via television, radio, print, digital marketing (search engine optimization, paid search and personalization), and product education. We also employ our proprietary Quickscreen acquisition method to make targeted pre-approved credit offers at the point-of-sale. Our Quickscreen technology allows us to process customer information obtained from our partners through our risk models such that when these customers seek to make payment for goods and services at our partners' points-of-sale, we can offer them credit instantly, if appropriate. Based on our experience, due to the personalized and immediate nature of the offer, Quickscreen significantly outperforms traditional direct-to-consumer channels, such as direct mail or email, in response rate and dollar spending.
Our marketing teams have expertise and experience in media strategy and planning and understand the best opportunities to reach and engage consumers, with our diverse product suite, including engaging with our existing over 70 million active accounts. These teams drive qualified traffic, attract new customers and increase sales conversions. These capabilities also help to increase product usage and drive value proposition reinforcement.
After a customer obtains one of our products, our marketing programs encourage ongoing card usage by communicating the benefits of our products’ value propositions to deepen the relationship with the customer. Examples of such programs include promotional financing offers, cardholder events, product and partner discounts, product upgrades, dollar-off certificates, account holder sales, reward points and offers, new product announcements and previews, and other specific partner value offerings. These programs are executed through our partners’ and our own (direct-to-consumer) distribution channels. These activities targeted to existing customers have yielded high levels of re-use of our credit products. For example, during the year ended December 31, 2022, approximately 60% of purchase volume across our CareCredit network, resulted from repeat use at one or more providers.
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
The following table sets forth each credit product by type and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at December 31, 2022.

		Promotional Offer
Credit Product	Standard Terms Only	Deferred Interest	Other Promotional	Total
Credit cards	58.4%	20.1%	16.3%	94.8%
Commercial credit products	1.8	—	—	1.8
Consumer installment loans	—	0.1	3.2	3.3
Other	0.1	—	—	0.1
Total	60.3%	20.2%	19.5%	100.0%

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
Dual Cards and general purpose co-branded credit cards are offered across all of our sales platforms and credit is typically extended on standard terms only. At December 31, 2022, we offered either Dual Cards or general purpose co-branded credit cards through approximately 20 of our large partners, of which the majority are Dual Cards, as well as our CareCredit Dual Card. We intend to continue to increase the number of partner programs that offer Dual Cards or general purpose co-branded credit cards and seek to increase the portion of our loan receivables attributable to these products. Consumer Dual Cards and Co-branded cards totaled 24% of our total loan receivables portfolio at December 31, 2022.
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
Installment Loans
We originate secured installment loans to consumers (and a limited number of commercial customers) in the United States, primarily for power products in our Outdoor market (motorcycles, ATVs and lawn and garden). We also offer unsecured installment loans primarily in our Health and Wellness sales platform and through our various other installment products, such as our Synchrony Pay in 4 product for short-term loans. Installment loans are closed-end credit accounts where the customer pays down the outstanding balance in installments. The terms of our installment loans are governed by customer agreements and applicable laws and regulations.

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

Growth Organization
____________________________________________________________________________________________
Our Growth organization encompasses Synchrony’s marketing, data analytics, customer experience, product development, incubation, branding and communications, and commercialization teams in one cohesive group. This organizational structure helps Synchrony drive continued growth, execute its strategy more quickly and deliver the right capabilities to partners and consumers through one of the industry’s most complete, digitally enabled consumer financing and payments product suite.
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
Go-to-Market
Our commercialization team was established in 2022, to capitalize on additional opportunities to accelerate consumer and partner adoption of Synchrony’s products and capabilities. This team is focused on delivering consistent, enterprise-wide, go-to-market capabilities and provides our sales platforms with the knowledge, tools, and marketing materials to help our partners more quickly adopt Synchrony’s suite of new and existing products and capabilities. We believe this team will help drive efficiencies as we scale our capabilities across our distribution channels, allow for better prioritization of investments across our sales platforms, help our partners better understand the benefits of our products and capabilities in a clear and consistent way, and more closely align our product marketing activities to our sales teams.
Performance Marketing
The performance marketing organization brings expertise in media strategy and planning, channel innovation and execution, as well as in earned, paid and owned media. We work with our partners to understand the best opportunities to reach and engage consumers who are more likely to apply and use our financial products.

We are also well positioned to maximize our unique access to data and customer touchpoints to identify audiences for credit acquisition and utilization, and to analyze behaviors that drive insights to fuel creative content and contextually relevant placements with platforms and publishers.
Recognizing organic search, content development, and personalized marketing are critical to online marketing strategy, we have built a team of experts focused exclusively on working on our digital properties. We create a complete digital media strategy, using all channels to effectively drive qualified traffic and to bring prospects back to the site efficiently to apply. This team also offers support for our clients and partners to help drive increase in site usability, enhance brand awareness, and increase lead generation and sales conversions.
Digital and Mobile Capabilities
We remain focused on investing in our digital and mobile capabilities, bringing to market new features, channels and experiences for our customers and enhancing our existing digital design and user experience. Our approach continues to be focused on creating an exceptional digital experience through all aspects of the customer's journey, whether in-store or online. In 2022, we continued to focus on our investments to launch new digital features to enhance the customer experience, expanding our product suite to offer more choice to our customers, and developing new distribution channels to make it easier for our partners and customers to leverage our capabilities. In 2022, approximately 57% of our consumers applied online and over 70% of our consumers with an outstanding balance on our credit products utilized a digital service channel, demonstrating the continued shift in consumer trends towards digital experiences.
In 2022 we launched our new cardholder service platform including a full suite of notification and alert capabilities across many of our largest portfolios. This new platform offers customers the ability to service their accounts in one dashboard as well as a broad suite of account notifications across every aspect of the credit lifecycle ranging from shipping of new cards to instant transaction alerts, all enhanced with enriched merchant data and a completely redesigned digital service experience. In addition to text and email alerts, we are able to deliver these notifications and alerts directly within our partner’s iOS and Android apps by leveraging our patented SyPI platform, continuing to enhance the customer’s experience within our partner’s brands.
Through our investments in our digital capabilities, we are enhancing our new products as well as enabling new distribution channels. For example, by leveraging our tokenization platform, we are able to offer the ability to display single-use virtual cards within our installment products, such as our Synchrony Pay in 4 product, allowing for a seamless in-store experience that requires zero integration work from the partner. With our Pay with Synchrony app available within the Clover point-of-sale platform, we are able to offer an entirely digital experience to apply for a new card or installment loan, and complete the transaction all within the Clover experience. These digital capabilities offer a range of choices to our partners both in the products available to offer to customers, and in the flexibility of easy integration options.
Data Analytics
As our products, partnerships, and networks come together, the ultimate benefit is the ability to align the customers’ and Synchrony’s needs across our over 70 million active accounts. Through each step of the customer journey – even before acquisition – our customers expect personalized products, experiences, messaging, and service. These are all enabled through continuous comprehensive data analytics. Synchrony gathers thousands of customer data points curated through customer interactions with Synchrony, our partners, and third-party data providers. Through the combination of effective data management, curation of data products for internal use, performance tracking and measurement, and development of decision signals leveraging machine learning algorithms and other data science methods, our experienced team of business analysts and data scientists support decision making throughout the business.
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
Consumer Banking
__________________________________________________________________________________________
Through the Bank, we offer our customers a range of FDIC-insured deposit products. The Bank obtains deposits directly from retail, affinity relationships and commercial customers ("direct deposits") or through third-party brokerage firms that offer our FDIC-insured deposit products to their customers ("brokered deposits"). At December 31, 2022, we had $71.7 billion in deposits, $58.0 billion of which were direct deposits and $13.7 billion of which were brokered deposits. At December 31, 2022, deposits represented 84% of our total funding sources. Retail customers accounted for the substantial majority of our direct deposits at December 31, 2022. During 2022, retail deposits were received from approximately 506,000 customers that had a total of approximately 980,000 accounts. The Bank had a 87% retention rate on certificates of deposit balances up for renewal for the year ended December 31, 2022. FDIC insurance is provided for our deposit products up to applicable limits.
We continue to focus on expanding our online direct banking operations and our deposit base serves as a source of stable and diversified low-cost funding for our credit activities. Our online platform is highly scalable allowing us to expand without having to rely on a traditional “brick and mortar” branch network. We believe we are well-positioned to continue to benefit from the consumer preference for direct banking. According to the 2022 American Bankers Association survey, approximately 77% of customers primarily use direct channels (internet, mail, phone and mobile) to manage their bank accounts.

During 2022 we continued to make investments in our servicing and digital platforms to expand features available for self-service and improve the user experience, as well as offering certificates of deposit with expanded 'bump-up' and 'no-penalty' features, which provide the ability, under certain conditions, for customers to request a single interest rate increase during the term or withdraw funds without penalty. In addition, the Bank began offering PayPal-branded savings accounts through PayPal’s mobile application and website.
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
To attract new deposits and retain existing ones, we may introduce new deposit products, enhancements to our existing products, and deliver new capabilities. This may include the introduction of transactional accounts, overdraft protection lines of credit, bill payment and person-to-person payment features, affinity relationships, and Synchrony-branded debit cards. Our focus on deposit-taking and related branding efforts will also enable us to offer other branded direct banking products more efficiently in the future.
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
Credit Risk Management
____________________________________________________________________________________________
Credit risk management is a critical component of our management and growth strategy. Credit risk refers to the risk of loss arising from customer default when customers are unable or unwilling to meet their financial obligations to us. Our credit risk arising from credit products is generally highly diversified across approximately 124 million open accounts at December 31, 2022, without significant individual exposures. We manage credit risk primarily according to customer segments and product types.

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
Fraud Investigation
We provide follow up and research with respect to different types of fraud such as fraud rings, new account fraud and transactional fraud. We have developed proprietary fraud models to identify new account fraud and deployed tools that help identify transaction purchase behavior outside a customer’s established pattern. Our proprietary models are also complemented by externally sourced models and tools used across the industry to better identify fraud and protect our customers. We also are continuously implementing new and improved technologies to detect and prevent fraud.
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
Customer Service
____________________________________________________________________________________________
Customer service is an important feature of our relationship with our partners. We care for our customers, value their opinions and work hard to do what we can to resolve their concerns swiftly. Our customers can contact us via phone, mail, email, eService, eChat and social media. For certain programs, credit products and our deposit business, we assign dedicated toll-free customer service phone numbers. For other programs, customers access customer service through one general purpose toll-free customer service phone number.
We service all programs through our eight domestic geographic hubs and three off-shore call centers. We blend domestic and off-shore locations as an important part of our servicing strategy, to maintain service availability beyond normal work hours in the United States and to seek optimal costs. Customer service for cards issued to customers in Canada is supported through agents based in the United States.
During the year ended December 31, 2022, we handled over 277 million inquiries. We attempt to resolve customer inquiries and concerns during the initial customer interaction. Given the nature of our business and the high volume of calls, we maintain several centers of excellence to ensure the quality of our customer service across all of our sites. Examples of these centers of excellence include back office, quality assurance, customer experience, training, workforce and capacity planning, surveillance and process control.

Production Services
____________________________________________________________________________________________
Our production services organization oversees a number of services, including:
•payment processing (more than 600 million paper and electronic payments in 2022);
•embossing and mailing credit cards (more than 50 million cards in 2022);
•printing and mailing and eService delivery of credit card statements (more than 700 million paper and electronic statements in 2022); and
•other letters mailed or sent electronically (more than 110 million in 2022).
We utilize third-party providers for certain production services. Credit card statement printing, card embossing, letter production and mailing services for U.S. customers are provided through outsourced services with Fiserv. Fiserv also produces our statements and other mailings for deposit customers. We also utilize a third-party provider for our paper payment processing services. While these services are outsourced, we monitor and maintain oversight of these other activities. Our digital channels also allow for our cardholders to receive statements and make payments electronically. We continue to encourage adoption of this option through regular communication with our customers.
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

At Synchrony, we are so proud of the many new benefits and programs that we have created for our employees. But we believe we are never done. This is why we will continue to listen to our employees and adapt to their needs. Through ongoing, multichannel communications such as all-employee town halls where questions are submitted to our CEO and other senior leaders or through more targeted pulse surveys of our employee base, their feedback is included in our decision-making process. Once a year, Synchrony partners with Great Place to Work® to conduct our annual employee engagement survey. The results help us better understand what our employees think we’re doing right and identify areas for positive change. 91% of Synchrony employees participated in our employee engagement survey globally and 94% of the participants responded, “Taking all things into account, I would say this is a great place to work”. 95% of participants also told us the new way of working is providing the flexibility they need.
At December 31, 2022 we had over 18,500 full-time employees. At December 31, 2022, our global workforce was 61% female, 39% male and less than 1% that did not list gender. In the United States, ethnicity of our workforce was 52% White, 20% Black, 16% Hispanic, 7% Asian, 3% two or more races, 1% Native American, less than 1% Native Hawaiian or Pacific Islander and 1% that did not list ethnicity.
Equity, diversity and inclusion are core to our corporate culture at Synchrony. We have over 9,500 employees participating in at least one of our eight Diversity Networks and have integrated diversity and inclusion into our long-term business strategy. To drive progress over the long term, we treat equity, diversity and inclusion as important business priorities, with (i) new board-approved governance rules, imperatives, and accountability mechanisms to measure results and (ii) an annual incentive program that incorporates diversity factors when determining payouts. We also have a senior-level committee led by our President and Chief Executive Officer, Chief Diversity Officer, and others, charged with developing an enterprise-wide strategy, setting measurable goals, and providing progress reports to our board and employees across all areas of the business. We use data analytics to identify gaps in our hiring and promotion processes. As a result, we continue to focus on the hiring, development, and progression of underrepresented minorities, with an emphasis on Black and Hispanic talent. Among other actions, we have tied leaders’ performance metrics to diversity factors, provided for diverse candidate slates for senior roles, and launched a new leadership development program designed to advance diverse employees.
At Synchrony, we are focused on supporting and responding to employees' needs, including providing a minimum wage of $20 per hour for all hourly employees in the U.S. and conduct a regular market pay analysis. We continue to provide total wellness benefits for all employees including generous time off and leave programs, diverse well-being coaches, financial counselors and fitness reimbursements. We also offer emergency backup childcare benefits for up to 60 days which includes enhanced childcare reimbursement where employees can use any caregiver.
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

Competition
____________________________________________________________________________________________
Our industry continues to be highly competitive. We compete for relationships with partners in connection with retaining existing or establishing new consumer credit programs. Our primary competitors for partners include major financial institutions such as American Express, Bread Financial Holdings (formerly, Alliance Data Systems), Capital One, JPMorgan Chase, Citibank, TD Bank and Wells Fargo, and to a lesser extent, financial technology companies and potential partners’ own in-house financing capabilities. We compete for partners on the basis of a number of factors, including program financial and other terms, underwriting capabilities, marketing expertise, service levels, product and service offerings (including incentive and loyalty programs), technological capabilities and integration, brand and reputation. In addition, some of our competitors for partners have a business model that allows for their partners to manage underwriting (e.g., new account approval), customer service and collections, and other core banking responsibilities that we retain.
We also compete for customer usage of our credit products. Consumer credit provided, and credit card payments made, using our cards constitute only a small percentage of overall consumer credit provided and credit card payments in the United States. Consumers have numerous financing and payment options available to them. As a form of payment, our products compete with cash, checks, debit cards, general purpose credit cards (Visa, MasterCard, American Express and Discover Card), various forms of consumer installment loans, other private-label card brands, and, to a certain extent, prepaid cards. In the future, we expect our products may face increased competitive pressure to the extent that our products are not, or do not continue to be, accepted in, or compatible with digital wallet technologies such as Apple Pay, Samsung Pay, Android Pay and other similar technologies. We may also face increased competition from current competitors or others who introduce or embrace disruptive technology that significantly changes the consumer credit and payment industry. We compete for customers and their usage of our deposit products, and to minimize transfers to competitors of our customers’ outstanding balances, based on a number of factors, including pricing (interest rates and fees), product offerings, credit limits, incentives (including loyalty programs) and customer service. Some of our competitors provide a broader selection of services, including home and automobile loans, debit cards and bank branch ATM access, which may position them better among customers who prefer to use a single financial institution to meet all of their financial needs. In addition, some of our competitors are substantially larger than we are, may have substantially greater resources than we do or may offer a broader range of products and services than we do. Moreover, some of our competitors, including new and emerging competitors in the digital and mobile payments space, are not subject to the same regulatory requirements or legislative scrutiny to which we are subject. Non-bank providers of pay-over-time solutions, such as Affirm, Afterpay and others, extend consumer credit-like offerings but do not face the same restrictions, such as capital requirements and other regulatory requirements, as banks which also could place us at a competitive disadvantage.
In our retail deposits business, we have acquisition and servicing capabilities similar to other direct banking competitors. We compete for deposits with traditional banks, including separately branded direct banking platforms of traditional banks, and other banks that have direct banking models similar to ours, such as Ally Financial, American Express, Barclays, Capital One 360, CIT, Citi, Citizens Bank, Discover, E-Trade and Marcus by Goldman Sachs. Competition among direct banks is intense because online banking provides customers the ability to quickly and easily deposit and withdraw funds and open and close accounts in favor of products and services offered by competitors. In addition, we compete for deposits with other consumer cash alternatives such as government money market funds offered by brokerages.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. For a discussion and analysis of our financial condition and results of operations comparing 2021 vs. 2020, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 (our “2021 Form 10-K”). The discussion below contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations. See “Cautionary Note Regarding Forward-Looking Statements.”
Results of Operations for the Three Years Ended December 31, 2022
____________________________________________________________________________________________
Key Earnings Metrics

Net earnings $ in millions	Net interest income $ in millions

Net interest margin % of average interest-earning assets	Efficiency Ratio “Other expense” as a % of “NII, after RSA” plus “Other income”

Growth Metrics

Purchase volume $ in billions	Loan receivables $ in billions

Average active accounts in millions	Interest and fees on loans $ in millions

Asset Quality Metrics

30+ days past due % of period-end loan receivables	Net charge-offs % of average loan receivables including held for sale

90+ days past due % of period-end loan receivables	Allowance for credit losses % of period-end loan receivables
Capital and Liquidity

Capital ratios Common equity Tier 1 - Basel III	Liquidity Liquid assets and undrawn credit facilities $ in billions

Highlights for the Year Ended December 31, 2022
Below are highlights of our performance for the year ended December 31, 2022 compared to the year ended December 31, 2021, as applicable, except as otherwise noted.
•Net earnings decreased 28.5% to $3.0 billion for the year ended December 31, 2022, primarily driven by increases in provision for credit losses, primarily due to reserve reductions in the prior year, partially offset by higher net interest income.
•Loan receivables increased 14.5% to $92.5 billion at December 31, 2022 compared to December 31, 2021, driven by strong purchase volume growth and moderation in customer payment rates.
•Net interest income increased 9.7% to $15.6 billion for the year ended December 31, 2022. Interest and fees on loans increased 10.9%, primarily driven by growth in average loan receivables, partially offset by the impacts of portfolios sold in the second quarter of 2022. Interest expense increased 47.4%, due to higher benchmark rates and higher funding liabilities.
•Retailer share arrangements decreased 4.4% to $4.3 billion for the year ended December 31, 2022, primarily due to the impact of portfolios sold in the second quarter of 2022 and higher net charge-offs, partially offset by higher net interest income.
•Over-30 day loan delinquencies as a percentage of period-end loan receivables increased 103 basis points to 3.65% at December 31, 2022 from 2.62% at December 31, 2021. The net charge-off rate increased 8 basis points to 3.00% for the year ended December 31, 2022.
•Provision for credit losses increased by $2.6 billion to $3.4 billion, for the year ended December 31, 2022, primarily driven by reserve increases in the current year versus reserve reductions in the prior year. The increase in reserves for credit losses was $839 million for the year ended December 31, 2022 primarily driven by portfolio growth, compared to the reserve reductions in the prior year totaling $1.6 billion. Our allowance coverage ratio (allowance for credit losses as a percentage of period-end loan receivables) decreased to 10.30% at December 31, 2022, as compared to 10.76% at December 31, 2021.
•Other expense increased by $374 million, or 9.4%, for the year ended December 31, 2022, primarily driven by higher employee costs, other expense, information processing and professional fees.
•At December 31, 2022, deposits represented 84% of our total funding sources. Total deposits increased 15.2% to $71.7 billion at December 31, 2022, compared to December 31, 2021.
•During the year ended December 31, 2022, we declared and paid cash dividends on our Series A 5.625% non-cumulative preferred stock of $56.24 per share, or $42 million.
•In April 2022, we announced that our Board approved an incremental share repurchase authorization of $2.8 billion through June 2023 and increased our quarterly dividend by 5% to $0.23 per common share commencing in the third quarter of 2022. During the year ended December 31, 2022, we repurchased $3.3 billion of our outstanding common stock, and declared and paid cash dividends of $0.90 per common share, or $434 million. At December 31, 2022, we have a total share repurchase authorization of $700 million remaining. For more information, see “Capital—Dividend and Share Repurchases.”

2022 Partner Agreements

During the year ended December 31, 2022, we continued to expand and diversify our portfolios with the addition or renewal of more than 80 partners, which included the following:

Home & Auto:
New partnerships:	• Bassett	• Furnitureland South
• Floor & Decor
Program extensions:	• Broad River	• Mavis
	• Cardi's	• Metro Mattress
	• Dufresne Spencer Group	• Mitsubishi Electric Trane HVAC
	• Generac Power Systems	• NAPA AutoCare
	• Home Zone	• Nationwide Marketing Group
	• Ivan Smith Furniture	• New South Window Solutions
	• Knoxville Wholesale Furniture	• Regency Furniture Showrooms
	• Lowe's	• Rooms to Go
	• Mathis Brothers	• Sleep Number
	• Mattress Warehouse	• Sit 'N Sleep

Digital:
Program extensions:	• ShopHQ

Diversified & Value:
Program extensions:	• Fleet Farm

Health & Wellness:
New partnerships:	• Beacon Dental	• Service Corporation International
	• Buffalo Veterinary Group	• Smile Design Dentistry
	• Ligthwave Dental	• Suveto
	• Mission Veterinary Partners	• The Smilist
	• Mt Laurel Veterinary Services	• Veterinary Practice Partners
	• Rarebreed Veterinary Partners	• 100% Chiropractic
Extensions:	• Encore Vet Group	• Sage Dental
	• Interdent	• Sono Bello
	• Lucid	• VetCor
• Nvision

Lifestyle:
New partnerships:	• American Trailer World	• Mercury Ring
Program extensions:	• Brother	• Reeds
	• Guitar Center	• Sam Ash
	• Janome	• Sweetwater
	• Kevin Jewelers	• Suzuki
	• KTM	• Suzuki Marine
• Kymco
•In our Health & Wellness sales platform:

◦We expanded our partnership with AdventHealth to offer CareCredit as the primary patient financing solution across a nationwide footprint.
◦We announced our integration with Sycle, to deliver a comprehensive financing solution suite.
•We launched Synchrony's buy now, pay later products at various partners, including Belk and Discount Tire, and also made them available on the Clover point-of-sale and business management platform from Fiserv.
•We completed the sales of a total of $3.8 billion of loan receivables associated with our program agreements with Gap Inc. and BP during the second quarter of 2022, and recognized a gain on sale of $120 million included within other income in our consolidated statement of earnings.

Summary Earnings
The following table sets forth our results of operations for the periods indicated.

	Years ended December 31,
($ in millions)	2022	2021	2020
Interest income	$17,146	$15,271	$16,067
Interest expense	1,521	1,032	1,665
Net interest income	15,625	14,239	14,402
Retailer share arrangements	(4,331)	(4,528)	(3,645)
Provision for credit losses	3,375	726	5,310
Net interest income, after retailer share arrangements and provision for credit losses	7,919	8,985	5,447
Other income	380	481	405
Other expense	4,337	3,963	4,055
Earnings before provision for income taxes	3,962	5,503	1,797
Provision for income taxes	946	1,282	412
Net earnings	$3,016	$4,221	$1,385
Net earnings available to common stockholders	$2,974	$4,179	$1,343

Other Financial and Statistical Data
The following table sets forth certain other financial and statistical data for the periods indicated.

At and for the years ended December 31 ($ in millions)	2022	2021	2020
Financial Position Data (Average):
Loan receivables, including held for sale	$84,672	$78,928	$80,138
Total assets	$98,152	$94,114	$97,738
Deposits	$66,006	$61,302	$64,061
Borrowings	$13,783	$14,421	$16,846
Total equity	$13,372	$13,723	$12,333
Selected Performance Metrics:
Purchase volume(1)(2)	$180,187	$165,854	$139,084
Home & Auto	$47,288	$42,848	$37,422
Digital	$51,394	$44,701	$35,876
Diversified & Value	$56,666	$46,998	$37,985
Health & Wellness	$13,569	$11,715	$10,025
Lifestyle	$5,498	$5,319	$4,933
Corp, Other	$5,772	$14,273	$12,843
Average active accounts (in thousands)(2)(3)	68,627	67,334	67,131
Net interest margin(4)	15.63%	14.74%	14.29%
Net charge-offs	$2,536	$2,304	$3,668
Net charge-offs as a % of average loan receivables, including held for sale	3.00%	2.92%	4.58%
Allowance coverage ratio(5)	10.30%	10.76%	12.54%
Return on assets(6)	3.1%	4.5%	1.4%
Return on equity(7)	22.6%	30.8%	11.2%
Equity to assets(8)	13.62%	14.58%	12.62%
Other expense as a % of average loan receivables, including held for sale	5.12%	5.02%	5.06%
Efficiency ratio(9)	37.2%	38.9%	36.3%
Effective income tax rate	23.9%	23.3%	22.9%
Selected Period End Data:
Loan receivables	$92,470	$80,740	$81,867
Allowance for credit losses	$9,527	$8,688	$10,265
30+ days past due as a % of period-end loan receivables(10)	3.65%	2.62%	3.07%
90+ days past due as a % of period-end loan receivables(10)	1.69%	1.17%	1.40%
Total active accounts (in thousands)(2)(3)	70,763	72,420	68,540
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

	2022			2021			2020
Years ended December 31 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$10,215	$194	1.90%	$11,673	$15	0.13%	$13,301	$53	0.40%
Securities available for sale	5,108	71	1.39%	5,975	28	0.47%	7,367	64	0.87%
Loan receivables, including held for sale(3):
Credit cards	80,119	16,471	20.56%	75,052	14,880	19.83%	77,115	15,672	20.32%
Consumer installment loans	2,834	287	10.13%	2,460	241	9.80%	1,733	168	9.69%
Commercial credit products	1,642	117	7.13%	1,359	103	7.58%	1,231	108	8.77%
Other	77	6	7.79%	57	4	7.02%	59	2	3.39%
Total loan receivables, including held for sale	84,672	16,881	19.94%	78,928	15,228	19.29%	80,138	15,950	19.90%
Total interest-earning assets	99,995	17,146	17.15%	96,576	15,271	15.81%	100,806	16,067	15.94%
Non-interest-earning assets:
Cash and due from banks	1,472			1,597			1,488
Allowance for credit losses	(8,844)			(9,402)			(9,488)
Other assets	5,529			5,343			4,932
Total non-interest-earning assets	(1,843)			(2,462)			(3,068)
Total assets	$98,152			$94,114			$97,738
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$65,624	$1,008	1.54%	$60,953	$566	0.93%	$63,755	$1,094	1.72%
Borrowings of consolidated securitization entities	6,468	196	3.03%	7,248	169	2.33%	8,675	237	2.73%
Senior unsecured notes	7,315	317	4.33%	7,173	297	4.14%	8,171	334	4.09%
Total interest-bearing liabilities	79,407	1,521	1.92%	75,374	1,032	1.37%	80,601	1,665	2.07%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	382			349			306
Other liabilities	4,991			4,668			4,498
Total non-interest-bearing liabilities	5,373			5,017			4,804
Total liabilities	84,780			80,391			85,405
Equity
Total equity	13,372			13,723			12,333
Total liabilities and equity	$98,152			$94,114			$97,738
Interest rate spread(4)			15.23%			14.44%			13.87%
Net interest income		$15,625			$14,239			$14,402
Net interest margin(5)			15.63%			14.74%			14.29%
____________________
(1)Average yields/rates are based on total interest income/expense over average balances.
(2)Includes average restricted cash balances of $558 million, $459 million and $475 million for the years ended December 31, 2022, 2021 and 2020, respectively.

(3)Interest income on loan receivables includes fees on loans of $2.7 billion, $2.3 billion and $2.2 billion for the years ended December 31, 2022, 2021 and 2020, respectively.
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

	2022 vs. 2021			2021 vs. 2020
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
($ in millions)	Average Volume	Average Yield / Rate	Net Change	Average Volume	Average Yield / Rate	Net Change
Interest-earning assets:
Interest-earning cash and equivalents	$(2)	$181	$179	$(6)	$(32)	$(38)
Securities available for sale	(5)	48	43	(11)	(25)	(36)
Loan receivables, including held for sale:
Credit cards	1,030	561	1,591	(416)	(376)	(792)
Consumer installment loans	38	8	46	71	2	73
Commercial credit products	20	(6)	14	11	(16)	(5)
Other	2	—	2	—	2	2
Total loan receivables, including held for sale	1,090	563	1,653	(334)	(388)	(722)
Change in interest income from total interest-earning assets	$1,083	$792	$1,875	$(351)	$(445)	$(796)

Interest-bearing liabilities:
Interest-bearing deposit accounts	$46	$396	$442	$(46)	$(482)	$(528)
Borrowings of consolidated securitization entities	(20)	47	27	(36)	(32)	(68)
Senior unsecured notes	6	14	20	(41)	4	(37)
Change in interest expense from total interest-bearing liabilities	32	457	489	(123)	(510)	(633)
Total change in net interest income	$1,051	$335	$1,386	$(228)	$65	$(163)

Business Trends and Conditions
We believe our business and results of operations will be impacted in the future by various trends and conditions, including the following:
•Growth in loan receivables and interest income. During 2022 we experienced purchase volume growth that reflected the continued strength of the consumer. Purchase volume for the year ended December 31, 2022 increased 9% compared to the prior year, and increased 15% when excluding the impact of the portfolio sales in the second quarter of 2022. In addition, customer payments as a percentage of beginning-of-period loan receivables remain significantly elevated compared to historical averages. However, we have experienced some moderation in payment rates in the second half of 2022 that, in addition to the strong purchase volume growth discussed above, have contributed to increases in both loan receivables and interest income for the year ended December 31, 2022. We expect interest income and loan receivables to increase in 2023, primarily reflecting both the continued moderation of customer payment behavior and the impact of higher benchmark interest rates, as well as from purchase volume growth. The amount of the increases however will be dependent on various factors. These factors include the timing and extent of continued payment rate moderation and changes in benchmark interest rates.
•Asset quality. As a result of the continued elevated customer payment behavior, our asset quality metrics continue to be lower than our historical averages. However, as discussed above, we have experienced some moderation in payment behavior in the second half of 2022, which has resulted in increases in our credit metrics compared to prior year. Our over-30 day loan delinquencies as a percentage of period-end loan receivables increased to 3.65% at December 31, 2022 from 2.62% at December 31, 2021. We anticipate that the elevated payment levels will continue to moderate in 2023, such that we expect increases in both delinquencies and net charge-offs as compared to current levels and for these metrics to trend towards our historical averages. We have also experienced increases to both our allowance for credit losses and provision for credit losses during the year ended December 31, 2022 primarily attributable to growth in our loan receivables and reserve reductions in the prior year. Our allowance coverage ratio at December 31, 2022 was 10.30%. We anticipate that our allowance for credit losses and provision for credit losses in 2023 will be higher than the current year period primarily due to the anticipated increase in net charge-offs and growth in loan receivables.
•Funding costs. During 2022 benchmark interest rates increased significantly and our average funding liabilities have also increased to support the growth in our loan receivables. As a result, interest expense for the year ended December 31, 2022 increased by $489 million or 47.4%, compared to the prior year, and our cost of funds increased by 55 basis points to 1.92%. We expect interest expense and our cost of funds to continue to increase in 2023, reflecting the continuing impact of higher benchmark rates and growth in our funding liabilities to support the expected growth in loan receivables. The amount of the increases however will be dependent on further benchmark rate changes, competition for our deposit product offerings and the extent of the growth in our loan receivables.
•Retailer share arrangement payments under our program agreements. Retailer share arrangements decreased 4.4% to $4.3 billion for the year ended December 31, 2022, primarily reflecting the impact of the portfolio sales in the second quarter of 2022 and higher net charge-offs, partially offset by higher net interest income. We believe that the payments we make to our partners under our retailer share arrangements, in the aggregate, in 2023 are likely to continue to decrease in absolute terms compared to the year ended December 31, 2022, primarily as a result of the impact of the expected credit trends discussed above. We expect this decrease will be partially offset by growth of the programs for which we have retailer share arrangements. The magnitude of the decrease in retailer share arrangements will be dependent in part on the precise timing and extent of the anticipated credit trends discussed above. See Management’s Discussion and Analysis—Retailer Share Arrangements for additional information on these agreements.
•Extended duration of our credit card program agreements. Our credit card program agreements typically have contract terms ranging from approximately five to ten years, and the length of our relationship with each of our five largest partners is over 15 years, and in the case of Lowe's, 43 years. We expect to continue to benefit from these and our other ongoing programs on a long-term basis.

The current expiration dates of our program agreements with our five largest partners range from 2026 through 2033. In addition, a total of 15 of our 25 largest ongoing program agreements have an expiration date in 2026 or beyond, which represented in the aggregate 92% of our interest and fees on loans for the year ended December 31, 2022 and 90% of our loan receivables at December 31, 2022, attributable to our 25 largest ongoing programs.
•Growth in interchange revenues and loyalty program costs. We believe that as a result of the overall growth in Dual Card and general purpose co-branded credit card transactions occurring outside of our credit card partners’ locations, interchange revenues will continue to increase. The expected growth in these transactions is driven, in part, by both existing and new loyalty programs with our credit card partners. In addition, we continue to offer and add new loyalty programs for our private label credit cards, for which we typically do not receive interchange fees. The growth in these existing and new loyalty programs will result in an increase in costs associated with these programs. For the year ended December 31, 2022, our loyalty program costs were partially offset by our interchange revenues, although the increase in loyalty program costs exceeded the increase in interchange revenues. Overall, we expect these trends for our loyalty program costs and interchange revenues to continue in 2023. These changes have been contemplated in our program agreements with our partners and are a component of the calculation of our payments due under our retailer share arrangements.
•Capital and liquidity levels. We continue to expect to maintain sufficient capital and liquidity resources to support our daily operations, our business growth, and our credit ratings as well as regulatory and compliance requirements in a cost effective and prudent manner through expected and unexpected market environments. During the year ended December 31, 2022, we declared and paid common stock dividends of $434 million and repurchased $3.3 billion of our outstanding common stock. We plan to continue to deploy capital through both dividends and share repurchases, subject to regulatory restrictions, as well as to support business growth. At December 31, 2022 we had $700 million remaining in share repurchase authorization. We continue to expect to maintain capital ratios well in excess of minimum regulatory requirements. At December 31, 2022, the Company had a Basel III common equity Tier 1 ratio of 12.8%, which reflects our election to defer the impact of CECL on our regulatory capital and the current year phase-in of 25% of the impact. The effects of CECL are being phased-in over a three-year transitional period through December 31, 2024 and will be fully phased-in beginning in the first quarter of 2025. As a result of the second year of the phase-in, our common equity Tier 1 ratio will be reduced by approximately 60 additional basis points in 2023.
We expect that our liquidity portfolio will continue to be sufficient to support all of our business objectives and to meet all regulatory requirements for the foreseeable future. At December 31, 2022 our liquid assets were $14.2 billion, an increase of 9% compared to the prior year, primarily as a result of deposit growth, the proceeds from portfolio sales in the second quarter of 2022 and retention of excess cash flows from operations, partially offset by loan receivables growth and share repurchase activity.
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

In addition to the seasonal variance in loan receivables discussed above, we also typically experience a seasonal increase in delinquency rates and delinquent loan receivables balances during the third and fourth quarters of each year due to lower customer payment rates, resulting in higher net charge-off rates in the first and second quarters. Our delinquency rates and delinquent loan receivables balances typically decrease during the subsequent first and second quarters as customers begin to pay down their loan balances and return to current status, resulting in lower net charge-off rates in the third and fourth quarters. Because customers who were delinquent during the fourth quarter of a calendar year have a higher probability of returning to current status when compared to customers who are delinquent at the end of each of our interim reporting periods, we expect that a higher proportion of delinquent accounts outstanding at an interim period end will result in charge-offs, as compared to delinquent accounts outstanding at a year end. Consistent with this historical experience, we generally experience a higher allowance for credit losses as a percentage of total loan receivables at the end of an interim period, as compared to the end of a calendar year. In addition, even in instances of improving credit metrics such as declining past due amounts, we may experience an increase in our allowance for credit losses at an interim period end compared to the prior year end, reflecting these same seasonal trends.
While the effects of the seasonal trends discussed above remain evident, the elevated customer payment behavior we have experienced in recent years discussed within Business Trends and Conditions, including subsequent moderation, has also significantly impacted our key financial metrics, including the fluctuations experienced between quarterly periods.
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

Interest income increased by $1.9 billion, or 12.3%, for the year ended December 31, 2022, primarily driven by the increase in interest and fees on loans of 10.9%. The increase in interest and fees on loans were primarily driven by growth in average loan receivables, partially offset by the impacts of portfolios sold in the second quarter of 2022. Excluding the impact of the portfolio sales, interest and fees on loans increased 15.7% for the year ended December 31, 2022.
Average interest-earning assets

Years ended December 31 ($ in millions)	2022	2021
Loan receivables, including held for sale	$84,672	$78,928
Liquidity portfolio and other	15,323	17,648
Total average interest-earning assets	$99,995	$96,576
Average loan receivables, including held for sale, increased 7.3% for the year ended December 31, 2022, primarily driven by growth in purchase volume growth and moderation in customer payment rates, partially offset by the impacts from portfolios sold in the second quarter of 2022. Purchase volume increased 9% for the year ended December 31, 2022, and excluding the impact of portfolios sold during the second quarter, purchase volume increased by 15%.
Yield on average interest-earning assets
The yield on average interest-earning assets increased for the year ended December 31, 2022 primarily due to an increase in the percentage of interest-earning assets attributable to loan receivables as well as an increase in the yield on average loan receivables. The increase in loan receivables yield was 65 basis points to 19.94% for the year ended December 31, 2022.
Interest Expense
Interest expense is incurred on our interest-bearing liabilities, which consists of interest-bearing deposit accounts, borrowings of consolidated securitization entities and senior unsecured notes.
Key drivers of interest expense include:
•the amounts outstanding of our deposits and borrowings;
•the interest rate environment and its effect on interest rates paid on our funding sources; and
•the changing mix in our funding sources.
Interest expense increased by $489 million, or 47.4%, for the year ended December 31, 2022, primarily attributed to increases in benchmark interest rates and higher funding liabilities. Our cost of funds increased to 1.92% for the year ended December 31, 2022 compared to 1.37% for the year ended December 31, 2021.
Average interest-bearing liabilities

Years ended December 31 ($ in millions)	2022	2021
Interest-bearing deposit accounts	$65,624	$60,953
Borrowings of consolidated securitization entities	6,468	7,248
Senior unsecured notes	7,315	7,173
Total average interest-bearing liabilities	$79,407	$75,374
Net Interest Income
Net interest income represents the difference between interest income and interest expense.
Net interest income increased by $1.4 billion, or 9.7%, for the year ended December 31, 2022, resulting from the changes in interest income and interest expense discussed above.

Retailer Share Arrangements
Most of our program agreements with large retail and certain other partners contain retailer share arrangements that provide for payments to our partners if the economic performance of the program exceeds a contractually defined threshold. We also provide other economic benefits to our partners such as royalties on purchase volume or payments for new accounts, in some cases instead of retailer share arrangements (for example, on our co-branded credit cards). All of these arrangements are designed to align our interests and provide an additional incentive to our partners to promote our credit products. Although the retailer share arrangements vary by partner, these arrangements are generally structured to measure the economic performance of the program, based typically on agreed upon program revenues (including interest income and certain other income) less agreed upon program expenses (including interest expense, provision for credit losses, retailer payments and operating expenses), and share portions of this amount above a negotiated threshold. The threshold and economic performance of a program that are used to calculate payments to our partners may be based on, among other things, agreed upon measures of program expenses rather than our actual expenses, and therefore increases in our actual expenses (such as funding costs, higher provision for credit losses or operating expenses) may not necessarily result in reduced payments under our retailer share arrangements. These arrangements are typically designed to permit us to achieve an economic return before we are required to make payments to our partners based on the agreed contractually defined threshold. Our payments to ongoing partners pursuant to these retailer share arrangements have generally increased in recent years, primarily as a result of the growth and performance of the programs in which we have retailer share arrangements, as well as changes to the terms of certain program agreements that have been renegotiated in the past few years. However, as noted above in Business Trends and Conditions, we believe that the payments we make to our partners under our retailer share arrangements, in the aggregate, in 2023 are likely to decrease in absolute terms compared to the year ended December 31, 2022, primarily as a result of the impact of the expected increase in our credit metrics.
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
Retailer share arrangements decreased by $197 million, or 4.4%, for the year ended December 31, 2022, primarily due to the impact of portfolios sold in the second quarter of 2022 and higher net charge-offs, partially offset by higher net interest income.
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
Provision for credit losses increased by $2.6 billion to $3.4 billion, for the year ended December 31, 2022, primarily driven by reserve increases in the current year versus reserve reductions in the prior year. The increase in reserves for credit losses was $839 million for the year ended December 31, 2022 primarily driven by portfolio growth, compared to reserve reductions in the prior year of $1.6 billion.

Other Income

Years ended December 31 ($ in millions)	2022	2021
Interchange revenue	$982	$880
Debt cancellation fees	387	284
Loyalty programs	(1,257)	(992)
Other	268	309
Total other income	$380	$481
Interchange revenue
We earn interchange fees on Dual Card and other co-branded credit card transactions outside of our partners’ sales channels, based on a flat fee plus a percentage of the purchase amount. Interchange revenue has been, and is expected to continue to be, driven primarily by growth in our Dual Card and general purpose co-branded credit card products.
Interchange revenue increased by $102 million, or 11.6%, for the year ended December 31, 2022, driven by an increase in purchase volume outside of our retail partners' sales channels, partially offset by the impacts of portfolios sold in the second quarter of 2022.
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
Debt cancellation fees increased by $103 million, or 36.3%, for the year ended December 31, 2022, primarily as a result of increases in customer enrollment.
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
Loyalty programs cost increased by $265 million, or 26.7%, for the year ended December 31, 2022, primarily as a result of growth in purchase volume associated with existing loyalty programs.
Other
Other includes a variety of items including ancillary fees, commission fees related to Pets Best, changes in the fair value of equity investments, realized gains or losses associated with the sale of investments, loan receivables or other assets and changes in contingent consideration obligations.
Other decreased by $41 million, or 13.3%, for the year ended December 31, 2022 primarily due to lower investment gains, partially offset by the recognition of the gain on sale of $120 million from portfolio sales in the second quarter of 2022 and higher commission fees related to Pets Best.

Other Expense

Years ended December 31 ($ in millions)	2022	2021
Employee costs	$1,681	$1,501
Professional fees	832	782
Marketing and business development	487	486
Information processing	623	550
Other	714	644
Total other expense	$4,337	$3,963
Employee costs
Employee costs primarily consist of employee compensation and benefit costs.
Employee costs increased by $180 million, or 12.0%, for the year ended December 31, 2022, primarily attributable to an increase in headcount driven by growth and insourcing, higher hourly wages and other compensation adjustments.
Professional fees
Professional fees consist primarily of outsourced provider fees (e.g., collection agencies and call centers), legal, accounting, consulting, and recruiting expenses.
Professional fees increased by $50 million, or 6.4%, for the year ended December 31, 2022, primarily due to an increase in third-party expenses related to strategic technology investments.
Marketing and business development
Marketing and business development costs consist primarily of our contractual and discretionary marketing and business development spend, as well as amortization expense associated with retail partner contract acquisitions and extensions.
Marketing and business development costs remained relatively flat for the year ended December 31, 2022, as additional marketing and growth investments resulting from the reinvestment of the proceeds from the gain on sale of loan receivables were offset by strategic investments in our sales platforms in the prior year.
Information processing
Information processing costs primarily consist of fees related to outsourced information processing providers, credit card associations and software licensing agreements.
Information processing costs increased by $73 million, or 13.3%, for the year ended December 31, 2022, primarily driven by technology investments and the growth in purchase volume.
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
The “other” component increased by $70 million, or 10.9%, for the year ended December 31, 2022, primarily due to higher operational losses.

Provision for Income Taxes

Years ended December 31 ($ in millions)	2022	2021
Effective tax rate	23.9%	23.3%
Provision for income taxes	$946	$1,282
The effective tax rate for the year ended December 31, 2022, increased compared to the prior year primarily due to the resolution of certain tax matters in the prior period. The effective tax rate differs from the U.S. federal statutory tax rate primarily due to state income taxes.
Platform Analysis
As discussed above under “Our Business—Our Sales Platforms,” we offer our credit products through five sales platforms (Home & Auto, Digital, Diversified & Value, Health & Wellness and Lifestyle), which management measures based on their revenue-generating activities. The following is a discussion of certain supplemental information for the years ended December 31, 2022 and 2021, for each of our five sales platforms and Corp, Other information.
Home & Auto

Years ended December 31 ($ in millions)	2022	2021
Purchase volume	$47,288	$42,848
Period-end loan receivables	$29,978	$26,781
Average loan receivables, including held for sale	$27,835	$25,663
Average active accounts (in thousands)	18,080	17,414

Interest and fees on loans	$4,670	$4,247
Other income	$87	$69
Home & Auto interest and fees on loans increased by $423 million, or 10.0%, for the year ended December 31, 2022, primarily driven by growth in average loan receivables. The growth in average loan receivables reflected purchase volume growth of 10.4%, reflecting the continued strength in Home and higher Auto-related spend.
Other income increased by $18 million, or 26.1%, for the year ended December 31, 2022 primarily driven by debt cancellation fees.
Digital

Years ended December 31 ($ in millions)	2022	2021
Purchase volume	$51,394	$44,701
Period-end loan receivables	$25,522	$21,751
Average loan receivables, including held for sale	$22,185	$19,475
Average active accounts (in thousands)	19,421	17,685

Interest and fees on loans	$4,599	$3,792
Other income	$(61)	$(87)
Digital interest and fees on loans increased by $807 million, or 21.3%, for the year ended December 31, 2022, primarily driven by growth in average loan receivables. The growth in average loan receivables reflected purchase volume growth of 15.0%, and average active account growth of 9.8%, reflecting strong engagement across both new and established programs.
Other income increased by $26 million for the years ended December 31, 2022, primarily driven by increases in interchange revenue and debt cancellation fees, partially offset by higher program loyalty costs associated with the increases in purchase volume.

Diversified & Value

Years ended December 31 ($ in millions)	2022	2021
Purchase volume	$56,666	$46,998
Period-end loan receivables	$18,617	$16,075
Average loan receivables	$16,042	$14,501
Average active accounts (in thousands)	19,594	17,953

Interest and fees on loans	$3,610	$3,115
Other income	$(105)	$(28)
Diversified & Value interest and fees on loans increased by $495 million, or 15.9%, for the year ended December 31, 2022, primarily driven by growth in average loan receivables. The growth in average loan receivables reflected purchase volume growth of 20.6%, driven by strong retailer performance and customer engagement and average active account growth of 9.1%.
Other income decreased by $77 million for the year ended December 31, 2022 primarily driven by higher program loyalty costs, partially offset by higher interchange revenue.
Health & Wellness

Years ended December 31 ($ in millions)	2022	2021
Purchase volume	$13,569	$11,715
Period-end loan receivables	$12,179	$10,244
Average loan receivables, including held for sale	$10,975	$9,623
Average active accounts (in thousands)	6,326	5,739

Interest and fees on loans	$2,710	$2,271
Other income	$217	$159
Health & Wellness interest and fees on loans increased by $439 million, or 19.3%. for the year ended December 31, 2022, primarily driven by growth in average loan receivables. The growth in average loan receivables reflected strength across the network, particularly in Dental and Pet categories. Purchase volume increased 15.8%, and average active accounts increased 10.2%.
Other income increased by $58 million for the years ended December 31, 2022. This increase was primarily driven by higher debt cancellation fees and higher commission fees earned by Pets Best.
Lifestyle

Years ended December 31 ($ in millions)	2022	2021
Purchase volume	$5,498	$5,319
Period-end loan receivables	$5,970	$5,479
Average loan receivables, including held for sale	$5,552	$5,135
Average active accounts (in thousands)	2,559	2,515

Interest and fees on loans	$814	$744
Other income	$28	$23
Lifestyle interest and fees on loans increased by $70 million, or 9.4%, for the year ended December 31, 2022, primarily driven by growth in average loan receivables reflecting purchase volume growth of 3.4%, which was driven by higher retailer sales in Music and Specialty, an industry-specific rebound within our Luxury retail partners and higher out-of-partner spend more broadly, partially offset by the ongoing impact of inventory constraints in Outdoor by comparison to strong growth in the prior year.

Corp, Other

Years ended December 31 ($ in millions)	2022	2021
Purchase volume	$5,772	$14,273
Period-end loan receivables	$204	$410
Loan receivables held for sale	$—	$4,361
Average loan receivables, including held for sale	$2,083	$4,531
Average active accounts (in thousands)	2,647	6,028

Interest and fees on loans	$478	$1,059
Other income	$214	$345
Corp, Other interest and fees on loans decreased by $581 million, or 54.9%, for the year ended December 31, 2022, primarily driven by the effects of the sale of the BP and Gap Inc. portfolios in May 2022 and June 2022, respectively.
Other income decreased by $131 million, or 38.0%, for the year ended December 31, 2022, primarily due to lower investment gains and interchange revenue, partially offset by the gain on sale of $120 million recognized related to the portfolio sales in the second quarter of 2022.
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
The following table sets forth the composition of our loan receivables portfolio by product type at the dates indicated.

($ in millions)	At December 31, 2022	(%)	At December 31, 2021	(%)
Loans
Credit cards	$87,630	94.8%	$76,628	94.9%
Consumer installment loans	3,056	3.3%	2,675	3.3
Commercial credit products	1,682	1.8%	1,372	1.7
Other	102	0.1%	65	0.1
Total loans	$92,470	100.0%	$80,740	100.0%

Loan receivables increased 14.5% to $92.5 billion at December 31, 2022 compared to December 31, 2021, primarily driven by strong purchase volume growth and some moderation in customer payment rates.
Our loan receivables portfolio, excluding held for sale, had the following maturity distribution at December 31, 2022.

($ in millions)	Within 1 Year(1)	1-5 Years(2)	5-15 Years	After 15 Years	Total
Loans
Credit cards	$86,790	$840	$—	$—	$87,630
Consumer installment loans(3)	1,046	1,988	22	—	3,056
Commercial credit products	1,680	2	—	—	1,682
Other	45	45	9	3	102
Total loans	$89,561	$2,875	$31	$3	$92,470
Loans due after one year at fixed interest rates	N/A	$2,875	$31	$3	$2,909
Loans due after one year at variable interest rates	N/A	—	—	—	—
Total loans due after one year	N/A	$2,875	$31	$3	$2,909
______________________
(1)Credit card loans have minimum payment requirements but no stated maturity and therefore are included in the due within one year category. However, many of our credit card holders will revolve their balances, which may extend their repayment period beyond one year for balances at December 31, 2022.
(2)Credit card and commercial loans due after one year relate to TDR assets.
(3)Reflects scheduled repayments up to the final contractual maturity of our installment loans.
Our loan receivables portfolio had the following geographic concentration at December 31, 2022.

($ in millions)	Loan Receivables Outstanding	% of Total Loan Receivables Outstanding
State
Texas	$9,976	10.8%
California	$9,577	10.4%
Florida	$8,474	9.2%
New York	$4,639	5.0%
North Carolina	$3,795	4.1%
Delinquencies
Over-30 day loan delinquencies as a percentage of period-end loan receivables increased to 3.65% at December 31, 2022, as compared to 2.62% at December 31, 2021. The 103 basis point increase in 2022 was primarily driven by the moderation in customer payment rates.
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

Years ended December 31	2022		2021		2020
($ in millions)	Amount	Rate	Amount	Rate	Amount	Rate
Credit cards	$2,392	2.99%	$2,235	2.98%	$3,590	4.66%
Consumer installment loans	80	2.82%	38	1.54%	37	2.08%
Commercial credit products	63	3.84%	30	2.28%	41	3.33%
Other	1	1.30%	1	1.75%	—	—%
Total net charge-offs	$2,536	3.00%	$2,304	2.92%	$3,668	4.58%
Allowance for Credit Losses
The allowance for credit losses totaled $9.5 billion at December 31, 2022, compared to $8.7 billion at December 31, 2021, and reflects our estimate of expected credit losses for the life of the loan receivables on our consolidated statement of financial position. Our allowance for credit losses as a percentage of total loan receivables decreased to 10.30% at December 31, 2022, from 10.76% at December 31, 2021.
The increase in the allowance for credit losses was primarily due to growth in loan receivables.
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
Funding Sources
Our primary funding sources include cash from operations, deposits (direct and brokered deposits), securitized financings and senior unsecured notes.
The following table summarizes information concerning our funding sources during the periods indicated:

	2022			2021			2020
Years ended December 31 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$65,624	82.6%	1.5%	$60,953	80.9%	0.9%	$63,755	79.1%	1.7%
Securitized financings	6,468	8.2	3.0	7,248	9.6	2.3	8,675	10.8	2.7
Senior unsecured notes	7,315	9.2	4.3	7,173	9.5	4.1	8,171	10.1	4.1
Total	$79,407	100.0%	1.9%	$75,374	100.0%	1.4%	$80,601	100.0%	2.1%
______________________
(1)Excludes $382 million, $349 million and $306 million average balance of non-interest-bearing deposits for the years ended December 31, 2022, 2021 and 2020, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the years ended December 31, 2022, 2021 and 2020.
Deposits
We obtain deposits directly from retail, affinity relationships and commercial customers (“direct deposits”) or through third-party brokerage firms that offer our deposits to their customers (“brokered deposits”). At December 31, 2022, we had $58.0 billion in direct deposits and $13.7 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger that channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to continue to utilize our direct deposits base as a source of stable and diversified low-cost funding.

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
The following table summarizes certain information regarding our interest-bearing deposits by type (all of which constitute U.S. deposits) for the periods indicated:

Years ended December 31 ($ in millions)	2022			2021			2020
	Average Balance	%	Average Rate	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$22,405	34.1%	1.3%	$22,129	36.3%	1.3%	$30,816	48.3%	2.1%
Savings accounts, money market and demand accounts	30,915	47.1%	1.5	28,408	46.6	0.5	21,910	34.4	1.1
Brokered deposits	12,304	18.8%	2.1	10,416	17.1	1.4	11,029	17.3	1.8
Total interest-bearing deposits	$65,624	100.0%	1.5%	$60,953	100.0%	0.9%	$63,755	100.0%	1.7%
Our deposit liabilities provide funding with maturities ranging from one day to ten years. At December 31, 2022, the weighted average maturity of our interest-bearing time deposits was 1.3 years. See Note 7. Deposits to our consolidated financial statements for more information on the maturities of our time deposits.
The following table summarizes deposits by contractual maturity at December 31, 2022.

($ in millions)	3 Months or Less	Over 3 Months but within 6 Months	Over 6 Months but within 12 Months	Over 12 Months	Total
U.S. deposits (less than FDIC insurance limit)(1)(2)	$30,489	$4,152	$6,403	$15,167	$56,211
U.S. deposits (in excess of FDIC insurance limit)(2)
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	829	1,280	1,884	3,211	7,204
Savings, money market, and demand accounts	8,320	—	—	—	8,320
Total	$39,638	$5,432	$8,287	$18,378	$71,735
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
At December 31, 2022, we had $3.9 billion of outstanding private asset-backed securities and $2.4 billion of outstanding public asset-backed securities, in each case held by unrelated third parties.
The following table summarizes expected contractual maturities of the investors’ interests in securitized financings, excluding debt premiums, discounts and issuance costs at December 31, 2022.

($ in millions)	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years	Total
Scheduled maturities of long-term borrowings—owed to securitization investors:
SYNCT(1)	$1,457	$1,550	$—	$—	$3,007
SFT	250	1,300	—	—	1,550
SYNIT(1)	—	1,675	—	—	1,675
Total long-term borrowings—owed to securitization investors	$1,707	$4,525	$—	$—	$6,232
______________________
(1)Excludes any subordinated classes of SYNCT notes and SYNIT notes that we owned at December 31, 2022.
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
The following table summarizes for each of our trusts the three-month rolling average excess spread at December 31, 2022.

	Note Principal Balance ($ in millions)	# of Series Outstanding	Three-Month Rolling Average Excess Spread(1)
SYNCT	$3,068	5	~ 15.2% to 16.8%
SFT	$1,550	6	15.5%
SYNIT	$1,675	1	18.6%
______________________

(1)Represents the excess spread (generally calculated as interest income collected from the applicable pool of loan receivables less applicable net charge-offs, interest expense and servicing costs, divided by the aggregate principal amount of loan receivables in the applicable pool) for SFT or, in the case of SYNCT, a range of the excess spreads relating to the particular series issued within such trust or, in the case of SYNIT, the excess spread relating to the one outstanding series issued within such trust, in all cases omitting any series that have not been outstanding for at least three full monthly periods and calculated in accordance with the applicable trust or series documentation, for the three securitization monthly periods ended December 31, 2022.
Senior Unsecured Notes
During the year ended December 31, 2022 we made repayments of senior unsecured notes totaling $1.5 billion, comprising of $750 million of notes issued by Synchrony Financial and $750 million of notes issued by Synchrony Bank.
The following table provides a summary of our outstanding fixed rate senior unsecured notes at December 31, 2022, which includes $750 million of senior unsecured notes issued by Synchrony Financial in June 2022, and $900 million and $600 million of senior unsecured notes issued by Synchrony Bank in August 2022.

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
______________________
(1)Weighted average interest rate of all senior unsecured notes at December 31, 2022 was 4.46%.
(2)The amounts shown exclude unamortized debt discounts, premiums and issuance costs.
In February 2023, Synchrony Financial issued $750 million of 7.250% subordinated unsecured notes that rank junior to our senior unsecured notes.
Short-Term Borrowings
Except as described above, there were no material short-term borrowings for the periods presented.

Other
At December 31, 2022, we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
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
If we do not satisfy any of these covenants discussed above, the maturity of amounts outstanding thereunder may be accelerated and become payable. We were in compliance with all of these covenants at December 31, 2022.
At December 31, 2022, we were not in default under any of our credit facilities.
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

We maintain a liquidity portfolio, which at December 31, 2022 had $14.2 billion of liquid assets, primarily consisting of cash and equivalents and short-term obligations of the U.S. Treasury, less cash in transit which is not considered to be liquid, compared to $13.0 billion of liquid assets at December 31, 2021. The increase in liquid assets was primarily due to deposit growth, $3.9 billion of proceeds from portfolios sold during the second quarter of 2022 and the retention of excess cash flows from operations, partially offset by loan receivables growth and share repurchase activity. We believe our liquidity position at December 31, 2022 remains strong as we continue to operate in a period of uncertain economic conditions and we will continue to closely monitor our liquidity as economic conditions change.
As additional sources of liquidity, at December 31, 2022, we had an aggregate of $2.5 billion of undrawn committed capacity on our securitized financings, subject to customary borrowing conditions, from private lenders under our securitization programs and $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders, and we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
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
Interest Rate Risk
We borrow money from a variety of depositors and institutions in order to provide loans to our customers. Changes in market interest rates cause our net interest income to increase or decrease, as some of our assets and liabilities carry interest rates that fluctuate with market benchmarks. The interest rate benchmark for our floating rate assets is generally the prime rate, and the interest rate benchmark for our floating rate liabilities is generally either the Secured Overnight Financing Rate ("SOFR"), the London Interbank Offered Rate (“LIBOR”), U.S. Treasury bills, or the federal funds rate. The prime rate and the SOFR, LIBOR, U.S. Treasury bills or federal funds rate could reset at different times or could diverge, leading to mismatches in the interest rates on our floating rate assets and floating rate liabilities.
In 2023, we expect LIBOR to be phased out as an interest rate benchmark in pricing assets or liabilities. Synchrony is not entering into any new agreements that reference LIBOR. Additionally, Synchrony is in the process of amending existing asset and liability contracts that reference LIBOR to reference a new benchmark rate. The new benchmark rates include, but are not limited to, SOFR, federal funds and U.S. Treasury bills. We expect the transition from the LIBOR benchmark to be completed in 2023 and do not expect it to have a material impact to our company.

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
At December 31, 2022, 53.0% of our loan receivables were priced at a fixed interest rate to the customer, with the remaining 47.0% at a floating interest rate. We fund our assets with a combination of fixed rate and floating rate funding sources that include deposits, asset-backed securities and unsecured debt. To manage interest rate risk, we seek to match the interest rate repricing characteristics of our assets and liabilities. Historically, we have not used interest rate derivative contracts to manage interest rate risk; however, we may choose to do so in the future. To the extent we are unable to effectively match the interest rate sensitivity of our assets and liabilities, our net earnings could be materially adversely affected.
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
Interest rate sensitive liabilities are assumed to be those for which the stated interest rate is not contractually fixed for the next 12-month period. Thus, liabilities that vary with changes in a market-based index, such as the federal funds rate SOFR, LIBOR or U.S. Treasury bills, which will reset before the end of the 12-month period, or liabilities whose rates are fixed at the period end but which will mature and are assumed to be replaced with a market-based indexed rate prior to the end of the 12-month period, also are considered to be rate sensitive. For these fixed rate liabilities, net interest income sensitivity is measured from the expected repricing date.
The following table presents the approximate net interest income impacts forecasted over the next twelve months from an immediate and parallel change in interest rates affecting all interest rate sensitive assets and liabilities at December 31, 2022.

Basis Point Change	At December 31, 2022
($ in millions)
-100 basis points	$(132)
+100 basis points	$(9)
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

Dividend and Share Repurchases

Common Stock Cash Dividends Declared	Month of Payment	Amount per Common Share	Amount
($ in millions, except per share data)
Three months ended March 31, 2022	February 2022	$0.22	$114
Three months ended June 30, 2022	May 2022	0.22	108
Three months ended September 30, 2022	August 2022	0.23	109
Three months ended December 31, 2022	November 2022	0.23	103
Total dividends declared		$0.90	$434

Preferred Stock Cash Dividends Declared	Month of Payment	Amount per Preferred Share	Amount
($ in millions, except per share data)
Three months ended March 31, 2022	February 2022	$14.06	$10
Three months ended June 30, 2022	May 2022	14.06	11
Three months ended September 30, 2022	August 2022	14.06	11
Three months ended December 31, 2022	November 2022	14.06	10
Total dividends declared		$56.24	$42
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

Common Shares Repurchased Under Publicly Announced Programs	Total Number of Shares Purchased	Dollar Value of Shares Purchased
($ and shares in millions)
Three months ended March 31, 2022	22.0	$967
Three months ended June 30, 2022	18.7	701
Three months ended September 30, 2022	29.2	950
Three months ended December 31, 2022	20.8	700
Total	90.7	$3,318
In April 2022, we announced that our Board approved an incremental share repurchase authorization of $2.8 billion through June 2023, resulting in total share repurchase authorization of $3.1 billion. In all instances, the share repurchase programs are subject to market conditions and other factors, including legal and regulatory restrictions and required approvals.
During the year ended December 31, 2022, we repurchased $3.3 billion of common stock as part of the share repurchase programs announced in 2021 and 2022, with remaining authorized share repurchase capacity of $700 million under the 2022 program.
Regulatory Capital Requirements - Synchrony Financial
As a savings and loan holding company, we are required to maintain minimum capital ratios, under the applicable U.S. Basel III capital rules. For more information, see “Regulation—Savings and Loan Holding Company Regulation.”

For Synchrony Financial to be a well-capitalized savings and loan holding company, Synchrony Bank must be well-capitalized and Synchrony Financial must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. At December 31, 2022 and 2021, Synchrony Financial met all the requirements to be deemed well-capitalized.
The following table sets forth the composition of our capital ratios for the Company calculated under the Basel III Standardized Approach rules at December 31, 2022 and 2021, respectively.

	Basel III
	At December 31, 2022		At December 31, 2021
($ in millions)	Amount	Ratio(1)	Amount	Ratio(1)
Total risk-based capital	$13,713	15.0%	$15,122	17.8%
Tier 1 risk-based capital	$12,493	13.6%	$14,003	16.5%
Tier 1 leverage	$12,493	12.3%	$14,003	14.7%
Common equity Tier 1 capital	$11,759	12.8%	$13,269	15.6%
Risk-weighted assets	$91,596		$84,950
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
Capital amounts and ratios in the above table all reflect the applicable CECL regulatory capital transition adjustment for each period. The decrease in our common equity Tier 1 capital ratio compared to December 31, 2021 was primarily due to higher risk-weighted assets associated with the increase in loan receivables and a reduction in regulatory capital attributable to our share repurchases and dividends, as well as the first year phase-in of the impact of CECL. The decrease in regulatory capital was partially offset by net earnings for the year ended December 31, 2022.
Regulatory Capital Requirements - Synchrony Bank
At December 31, 2022 and 2021, the Bank met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. The following table sets forth the composition of the Bank’s capital ratios calculated under the Basel III Standardized Approach rules at December 31, 2022 and December 31, 2021, and also reflects the applicable CECL regulatory capital transition adjustment for each period.

	At December 31, 2022		At December 31, 2021		Minimum to be Well- Capitalized under Prompt Corrective Action Provisions
($ in millions)	Amount	Ratio	Amount	Ratio	Ratio
Total risk-based capital	$13,313	15.6%	$14,091	18.3%	10.0%
Tier 1 risk-based capital	$12,174	14.2%	$13,075	16.9%	8.0%
Tier 1 leverage	$12,174	12.8%	$13,075	15.1%	5.0%
Common equity Tier 1 capital	$12,174	14.2%	$13,075	16.9%	6.5%

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
Off-Balance Sheet Arrangements and Unfunded Lending Commitments
____________________________________________________________________________________________
We do not have any material off-balance sheet arrangements, including guarantees of third-party obligations. Guarantees are contracts or indemnification agreements that contingently require us to make a guaranteed payment or perform an obligation to a third-party based on certain trigger events. At December 31, 2022, we had not recorded any contingent liabilities in our Consolidated Statements of Financial Position related to any guarantees. See Note 5 - Variable Interest Entities to our consolidated financial statements for more information on our investment commitments for unconsolidated variable interest entities ("VIE's").
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
Allowance for Credit Losses
Losses on loan receivables are estimated and recognized upon origination of the loan, based on expected credit losses for the life of the loan balance as of the period end date. This requires us to estimate expected losses in the portfolio as of each balance sheet date. The method for calculating the estimate of expected credit loss takes into account historical experience, and current conditions and future expectations for pools of loans with similar risk characteristics, and reasonable and supportable forecasts about the future. The model utilizes a macroeconomic forecast, with unemployment claims as the primary macroeconomic variable. We also perform a qualitative assessment in addition to model estimates and apply qualitative adjustments as necessary. The reasonable and supportable forecast period is determined primarily based upon an assessment of the current economic outlook and our ability to use available data to accurately forecast losses over time. The reasonable and supportable forecast period used in our estimate of credit losses at December 31, 2022 was 12 months, consistent with the forecast period utilized since adoption of CECL. The Company reassesses the reasonable and supportable forecast period on a quarterly basis. Beyond the reasonable and supportable forecast period, we revert to historical loss information at the loan receivables segment level over a 6-month period, gradually increasing the weight of historical losses by an equal amount each month during the reversion period, and utilize historical loss information thereafter for the remaining life of the portfolio. The reversion period, similar to the reasonable and supportable forecast period, may change in the future depending on multiple factors such as forecasting methods, portfolio changes, and macroeconomic environment.

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
Macroeconomic and Operational Risks
•COVID-19 and any future outbreaks, epidemics, pandemics or public health crises and other macroeconomic conditions could have a material adverse effect on our business, results of operations and financial condition and heighten many of our known risks.
•As we and other companies continue to work from home, our operations are subject to new risks.
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
Our business routinely encounters and address risks, some of which will cause our future results to be different - sometimes materially different - than we anticipate. Discussion about important operational risks that our business encounters can be found in the business descriptions in “Our Business” and the MD&A section of this Form 10-K Report. The key categories of risks our business faces are macro-economic, operational, technological (including cybersecurity), financial, legal and regulatory. Our reactions to material future developments as well as our competitors’ reactions to those developments will affect our future results.
Macroeconomic and Operational Risks
Macroeconomic conditions could have a material adverse effect on our business, results of operations and financial condition.
Key macroeconomic conditions historically have affected our business, results of operations and financial condition and are likely to affect them in the future. Consumer confidence, unemployment and other economic indicators are among the factors that often impact consumer spending and payment behavior and demand for credit. Poor economic conditions reduce the usage of our credit cards and other financing products and the average purchase amount of transactions on our credit cards and through our other products, which, in each case, reduces our interest and fee income. We rely primarily on interest and fees on our loan receivables to generate our net earnings. Our interest and fees on our loan receivables was $16.9 billion for the year ended December 31, 2022. Poor economic conditions also adversely affect the ability and willingness of customers to pay amounts owed to us, increasing delinquencies, bankruptcies, charge-offs and allowances for credit losses, and decreasing recoveries. For example, our over-30 day delinquency rate as a percentage of period-end loan receivables was 8.25% at December 31, 2009 during the financial crisis, compared to 3.65% at December 31, 2022, and our full-year net charge-off rate was 11.26% for the year ended December 31, 2009, compared to 3.00% for the year ended December 31, 2022. The assessment of our credit profile includes the evaluation of portfolio mix, account maturation, as well as broader consumer trends, such as payment behavior and overall indebtedness.
Economic growth in the United States can slow due to higher unemployment rates, lower housing values, concerns about the level of U.S. government debt, inflation, interest rates and monetary fiscal actions that may be taken to address these concerns, as well as economic and political conditions in the U.S. and global markets. A prolonged period of slow economic growth or a significant deterioration in economic conditions or broader consumer trends, including employment, wage growth, savings rates and consumer indebtedness, would likely affect consumer spending levels and the ability and willingness of customers to pay amounts owed to us, and could have a material adverse effect on our business, key credit trends, results of operations and financial condition.
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

COVID-19 has had, and any future outbreaks, epidemics, pandemics or public health crises are likely to have, a material adverse impact on our results of operations and financial condition and heighten many of our known risks.
Over the past two years, the global pandemic of COVID-19 and economic effects of preventative measures taken across the United States and worldwide have weighed on the macroeconomic environment, negatively impacting consumer confidence, unemployment and other economic indicators that contribute to consumer spending and payment behavior and demand for credit. As discussed above with regard to material adverse effects of macroeconomic conditions, such economic conditions reduce the usage of our credit cards and other financing products and the average purchase amount of transactions on our credit cards and through our other products, which, in each case, reduces our interest and fee income.
The extent of the continuing impact of COVID-19 and any future outbreaks, epidemics, pandemics or other public health crises on our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the nature and duration of such public health crisis, its severity, the actions to contain the public health crisis or address its impact, and how quickly and to what extent normal economic and operating conditions can resume.
In addition, the COVID-19 pandemic and its ongoing effects caused us to modify our business practices (including restricting employee travel and transitioning nearly all of our employees to working from home), and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, partners and customers. Any future outbreaks, epidemics, pandemics or other public health crises may further adversely impact our workforce and operations and the operations of our partners, customers, suppliers and third-party vendors during the pendency of such public health crises, and even after any such crises have subsided. In particular, we may experience financial losses due to a number of operational factors, including:
•continued store closures by partners or if one or more partners becomes subject to a bankruptcy proceeding;
•third-party disruptions, including potential outages at third-party operated call centers and other suppliers;
•disruptions to global supply chains as a result of outbreaks and/or restrictive actions internationally, resulting in adverse impacts to our partners' sales volume
•increased cyber and payment fraud risk related to COVID-19, or any future outbreaks, epidemics, pandemics or other public health crises, as cybercriminals attempt to profit from the disruption, given increased online banking, e-commerce and other online activity;
•challenges to the availability and reliability of our network due to changes to normal operations, including the possibility of one or more clusters of cases affecting our employees or affecting the systems or employees of our partners or the ability of our partners to maintain sufficient staffing levels; and
•an increased volume of unanticipated customer and regulatory requests for information and support, or additional regulatory requirements, which could require additional resources and costs to address, including, for example, government initiatives to reduce or eliminate payments costs.
Even as the primary effects of the COVID-19 pandemic have subsided, the uneven recovery since 2020 has adversely affected, continues to adversely affect, and we expect may continue to adversely affect, our business in a variety of ways, including the virus’s economic impact, and social and behavioral impact, including the contributory impact to the availability and cost of funding and any recession that has occurred or may occur in the future. In addition, as the global impact of the COVID-19 pandemic disrupted the operations of our customers, partners, and suppliers, as noted above, there have been, and there may continue to be, delays of product shipments to our partners, and supply shortages as a result of capacity issues. There are no comparable recent events that provide guidance as to the effect a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change.

As we and other companies continue to work from home, our operations are subject to new risks.
During the COVID-19 pandemic, we expanded our work from home environment and many of our employees continue to work remotely. Employees who work from home rely on residential communication networks and internet providers that may not be as resilient as commercial networks and providers and may be more susceptible to service interruptions and cyber-attacks than commercial systems. Our business continuity and disaster recovery plans, which have been historically developed and tested with a focus on centralized delivery locations, may not work as effectively in a distributed work from home model, where weather impacts, network and power grid downtime may be difficult to manage. In addition, we may not be effective in timely updating our existing operating and administrative controls nor implementing new controls tailored to the work from home environment.
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
If we are unable to continue to manage the work from home environment effectively to address these and other risks, our reputation and results of operations may be impacted.
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
Our five largest programs based upon interest and fees on loans for the year ended December 31, 2022 were Amazon, JCPenney, Lowe’s, PayPal and Sam’s Club. These programs accounted in aggregate for 53% of our total interest and fees on loans for the year ended December 31, 2022, and 52% of loan receivables at December 31, 2022. Our programs with Lowe's and PayPal, which includes our Venmo program, each accounted for more than 10% of our total interest and fees on loans for the year ended December 31, 2022. See “Our Business—Our Sales Platforms.”
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
Our business is heavily concentrated in U.S. consumer credit. As a result, we are more susceptible to fluctuations and risks particular to U.S. consumer credit than a more diversified company. Our business is particularly sensitive to macroeconomic conditions that affect the U.S. economy, consumer spending and consumer credit. For example, during the third and fourth quarters of 2022, due to lower consumer savings and other factors, we experienced moderation in payment rates. To the extent that payment rates continue to moderate, we could see a decline and/or volatility in purchase volume, as well as increases in our delinquencies, net charge-off rate and allowance for credit losses. The extent of the impacts on U.S. consumer credit from these and other macroeconomic conditions is currently uncertain and dependent on various factors and could have a material adverse effect on our business, results of operations and financial condition.
In addition, we are more susceptible to the risks of increased regulations and legal and other regulatory actions that are targeted at consumer credit or the specific consumer credit products that we offer (including promotional financing). Our Health & Wellness platform is more susceptible to increased regulations and legal and other regulatory actions targeted at healthcare related procedures or services, in contrast to other industries. Our business concentration could have an adverse effect on our results of operations.
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
The success of our business depends on our ability to retain existing partners and attract new partners. The competition for partners is intense and highly competitive. Our primary competitors for partners include major financial institutions, such as American Express, Bread Financial, Capital One, JPMorgan Chase, Citibank, TD Bank and Wells Fargo, and to a lesser extent, financial technology companies and potential partners’ own in-house financing capabilities. Some of our competitors are substantially larger, have substantially greater resources and may offer a broader range of products and services. We compete for partners on the basis of a number of factors, including program financial and other terms, underwriting capabilities, marketing expertise, service levels, product and service offerings (including incentive and loyalty programs), technological capabilities and integration, brand and reputation. In addition, some of our competitors for partners have a business model that allows for their partners to manage underwriting (e.g., new account approval), customer service and collections, and other core banking responsibilities that we retain but some partners may prefer to handle. As a result of competition, we may be unable to acquire new partners, lose existing relationships to competing companies or find it more costly to maintain our existing relationships.
Our success also depends on our ability to attract and retain customers and generate usage of our products by them. The consumer credit and payments industry is highly competitive and we face an increasingly dynamic industry as emerging technologies enter the marketplace. As a form of payment, our products compete with cash, checks, debit cards, general purpose credit cards (including Visa and MasterCard, American Express and Discover Card), various forms of consumer installment loans, other private label card brands and, to a certain extent, prepaid cards and all forms of electronic payments. In the future, we expect our products may face increased competitive pressure to the extent that our products are not, or do not continue to be, accepted in, or compatible with digital wallet technologies such as Apple Pay, Samsung Pay, Android Pay and other similar technologies.

We may also face increased competition from current competitors or others who introduce or embrace disruptive technology that significantly changes the consumer credit and payment industry. We compete for customers and their usage of our products, and to minimize transfers to competitors of our customers’ outstanding balances, based on a number of factors, including pricing (interest rates and fees), product offerings, credit limits, incentives (including loyalty programs) and customer service. Although we offer a variety of consumer credit products, some of our competitors provide a broader selection of services, including home and automobile loans, debit cards and bank branch ATM access, which may position them better among customers who prefer to use a single financial institution to meet all of their financial needs. Some of our competitors are substantially larger than we are, which may give those competitors advantages, including a more diversified product and customer base, the ability to reach out to more customers and potential customers, operational efficiencies, more versatile technology platforms, broad-based local distribution capabilities and lower-cost funding. In addition, some of our competitors, including new and emerging competitors in the digital and mobile payments space, are not subject to the same regulatory requirements or legislative scrutiny to which we are subject. Non-bank providers of pay-over-time solutions, such as Affirm, Afterpay, Klarna and others, extend consumer credit-like offerings but do not face the same restrictions, such as capital requirements and other regulatory requirements, as banks which also could place us at a competitive disadvantage. Customer attrition from any or all of our credit products or any lowering of the pricing of our products by reducing interest rates or fees in order to retain customers could reduce our revenues and therefore our earnings.
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
In our retail deposits business, we have acquisition and servicing capabilities similar to other direct banking competitors. We compete for deposits with traditional banks, including separately branded direct banking platforms of traditional banks and other banks that have direct banking models similar to ours, such as Ally Financial, American Express, Barclays, Capital One 360, CIT, Citi, Citizens Bank, Discover, E-Trade and Marcus by Goldman Sachs. Competition among direct banks is intense because online banking provides customers the ability to rapidly deposit and withdraw funds and open and close accounts in favor of products and services offered by competitors. In addition, we compete for deposits with other consumer cash alternatives such as government money market funds offered by brokerages.
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
We acquire new partners and may execute strategic acquisitions, partnerships or initiatives or make other strategic investments in businesses, products, technologies or platforms to enhance or grow our business from time to time. These acquisitions and strategic investments may introduce new costs, operational complexities or liabilities which could impact our ability to grow or maintain acceptable performance.
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
We are subject to the risk of fraudulent activity associated with partners, customers and third parties handling customer information. Our fraud-related operational losses were $173 million, $104 million and $334 million for the years ended December 31, 2022, 2021 and 2020, respectively. Our lending products are susceptible to application fraud, because among other things, we provide immediate access to the credit line at the time of approval. In addition, sales on the internet and through mobile channels are becoming a larger part of our business and pose a greater fraudulent threat than sales made in stores. Dual Cards, general purpose, general purpose co-branded credit cards and private label credit cards are susceptible to different types of fraud, and, depending on our product channel mix, we may continue to experience variations in, or levels of, fraud-related expense that are different from or higher than that experienced by some of our competitors or the industry generally. Our funding products are susceptible to different types of fraud, including transactional fraud given the size of deposit balances.
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
Some services important to our business are outsourced to third-party vendors. For example, our principal technology and related services (including credit card transaction processing, production and related services (including the printing and mailing of customer statements), and the platform for our online retail deposits are handled via a contractual arrangement with Fiserv Solutions LLC (Fiserv). Fiserv, and, in some cases, other third-party vendors, are the sole source or one of a limited number of sources of the services they provide for us. It would be difficult and disruptive for us to replace certain of these third-party vendors, particularly Fiserv, in a timely or seamless manner if they were unwilling or unable to continue to provide us with these services in the future (as a result of their financial or business conditions or otherwise), and our business and operations likely would be materially adversely affected. Our principal agreement with Fiserv for technology, production, and online retail deposits services expires in December 2030, unless it is terminated earlier or is extended pursuant to the terms thereof. In addition, if a third-party provider fails to provide the services we require, fails to meet contractual requirements, such as compliance with applicable laws and regulations, or suffers a cyber-attack or other security breach, our business could suffer economic and reputational harm that could have a material adverse effect on our business and results of operations.
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
Information security risks for large financial institutions like us have increased recently in part because of new technologies, the expanded use of the internet and telecommunications technologies (including mobile and other connected devices) to conduct financial and other business transactions, increased remote working dynamics, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions that are designed to disrupt key business services, such as consumer-facing web sites, via increasing use of ransomware technologies. Our business performance and marketing efforts may increase our profile and therefore our risk of being targeted for cyber-attacks and other security breaches, including attacks targeting our key business services, websites, executives, and partners. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. We employ detection and response mechanisms designed to contain and mitigate security incidents, but early detection may be thwarted by sophisticated attacks and malware designed to avoid detection.

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
The access by unauthorized persons to, or the improper disclosure by us of, confidential information regarding our customers or our own proprietary information, software, methodologies and business secrets could interrupt our business or operations, result in significant legal and financial exposure, regulatory limitations and liability, damage to our reputation or a loss of confidence in the security of our systems, products and services, all of which could have a material adverse impact on our business, financial condition and results of operations. In addition, there have been a number of well-publicized cyber-attacks or breaches directed at others in our industry that have heightened concern by consumers generally about the security of using credit cards, which have caused some consumers, including our customers, to use our credit cards less in favor of alternative methods of payment and has led to increased regulatory focus on, and potentially new regulations relating to, these matters. Further cyber-attacks or other breaches in the future, whether affecting us or others, could intensify consumer concern and regulatory focus and result in reduced use of our cards or other products and increased costs arising from, among other things new regulatory requirements relating to data security, all of which could have a material adverse effect on our business.
Disruptions in the operation of our and our outsourced partners' computer systems and data centers could have a material adverse effect on our business.
Our ability to deliver products and services to our partners and our customers, service our loans and otherwise operate our business and comply with applicable laws depends on the efficient and uninterrupted operation of our computer systems and data centers, as well as those of our partners and third-party service providers. These computer systems and data centers may encounter service interruptions at any time due to system or software failure, extreme weather, natural disaster or other reasons. In addition, climate change may exacerbate certain of these threats, including the frequency and severity of weather-related events and other natural disasters, The implementation of technology changes and upgrades to maintain current and integrate new systems may also cause service interruptions, transaction processing errors and system conversion delays and may cause our failure to comply with applicable laws, all of which could have a material adverse effect on our business.
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
We are required to make various assumptions and estimates in preparing our financial statements under GAAP, including for purposes of determining our allowance for credit losses, asset impairment, reserves related to litigation and other legal matters, valuation of income and other taxes and regulatory exposures and the amounts recorded for certain contractual payments to be paid to or received from partners and others under contractual arrangements. Our most critical estimate used in preparing our financial statements is the determination of our allowance for credit losses, which was $9.5 billion at December 31, 2022. Upon origination of a loan, the estimate of expected credit losses, and any subsequent changes to such estimate, are recorded through provision for credit losses in our Consolidated Statement of Earnings. As a result, any subsequent changes we make to our underlying assumptions and estimates may result in a material adverse impact to our results of operations and the Company’s ability to return capital to our shareholders. In addition, significant assumptions and estimates are involved in determining certain disclosures required under GAAP, including those involving the fair value of our financial instruments. If the assumptions or estimates underlying our financial statements are incorrect or are required to change, the actual amounts realized on transactions and balances subject to those estimates will be different, and this could have a material adverse effect on our results of operations and financial condition.
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
In addition, at December 31, 2022, we had an aggregate of $3.0 billion of undrawn credit facilities, subject to customary borrowing conditions, from private lenders under our securitization programs and an unsecured revolving credit facility. Our ability to draw on such commitments is subject to the satisfaction of certain conditions, including the applicable securitization trust having sufficient collateral to support the draw and the absence of an early amortization event. Moreover, there are regulatory reforms that have been proposed or adopted in the United States and internationally that are intended to address certain issues that affected banks in the last financial crisis. These reforms, generally referred to as “Basel III,” subject banks to more stringent capital, liquidity and leverage requirements. To the extent that the Basel III requirements result in increased costs to the banks providing undrawn committed capacity under our securitization programs, these costs are likely to be passed on to us. In addition, in response to Basel III, some banks in the market (including certain of the private lenders in our securitization programs) have added provisions to their credit agreements permitting them to delay disbursement of funding requests for 30 days or more. If our bank lenders require delayed disbursements of funding and/or higher pricing for committing undrawn capacity to us, our cost of funding and access to liquidity could be adversely affected.
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
We obtain deposits directly from retail and commercial customers or through brokerage firms that offer our deposit products to their customers. At December 31, 2022, we had $58.0 billion in direct deposits and $13.7 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger who channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to continue to fund our growth through direct deposits.
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

In 2022, we launched a partnership with PayPal Holdings Inc. to offer demand savings accounts exclusively to PayPal customers. This, and other future affiliate banking products, could become important sources of funding and liquidity to the Bank. To the extent such partnerships are dissolved, the Bank may need to find suitable replacement sources of that funding and liquidity at potentially higher costs.
The Federal Deposit Insurance Act (the “FDIA”) prohibits an insured bank from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is “well capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. A bank that is “adequately capitalized” and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions under the FDIA on a bank that is “well capitalized” and at December 31, 2022, the Bank met or exceeded all applicable requirements to be deemed “well capitalized” for purposes of the FDIA. However, there can be no assurance that the Bank will continue to meet those requirements. Limitations on the Bank’s ability to accept brokered deposits for any reason (including regulatory limitations on the amount of brokered deposits in total or as a percentage of total assets) in the future could materially adversely impact our funding costs and liquidity. Any limitation on the interest rates the Bank can pay on deposits could competitively disadvantage us in attracting and retaining deposits and have a material adverse effect on our business.
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
We use the securitization of loan receivables, which involves the transfer of loan receivables to a trust and the issuance by the trust of asset-backed securities to third-party investors, as a significant source of funding. Our average level of securitized financings from third parties was $6.5 billion and $7.2 billion for the years ended December 31, 2022 and 2021, respectively. For a discussion of our securitization activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funding, Liquidity and Capital Resources—Funding Sources—Securitized Financings” and Note 5. Variable Interest Entities to our consolidated financial statements.

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
Changes in market interest rates cause our net interest income to increase or decrease, as certain of our assets and liabilities carry interest rates that fluctuate with market benchmarks. At December 31, 2022, 53.0% of our loan receivables were priced at a fixed interest rate to the customer, with the remaining 47.0% at a floating interest rate. We fund our assets with a combination of fixed rate and floating rate funding sources that include deposits, asset-backed securities and unsecured debt. The interest rate benchmark for our floating rate assets and the interest rate benchmark for our floating rate liabilities could reset at different times or could diverge, leading to mismatches in the interest rates on our floating rate assets and floating rate liabilities.
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
Our success depends on our ability to manage our credit risk while attracting new customers with profitable usage patterns. We select our customers, manage their accounts and establish terms and credit limits using proprietary scoring models, data and other analytical techniques that are designed to set terms and credit limits to appropriately compensate us for the credit risk we accept, while encouraging customers to use their available credit. The models and approaches we use to manage our credit risk may not accurately predict future charge-offs for various reasons discussed in the preceding risk factors.
Our ability to manage credit risk and avoid high charge-off rates also may be adversely affected by economic conditions that may be difficult to predict, such as the last financial crisis. The assessment of our credit profile includes the evaluation of portfolio mix, account maturation, as well as broader consumer trends, such as payment behavior and overall indebtedness. See “Management's Discussion and Analysis—Results of Operations—Business Trends and Conditions” for further discussion of our expectations of future credit trends, in the near term. Credit trends may deteriorate materially from our expectations if economic conditions were to deteriorate beyond what we currently expect.
In addition, we remain subject to conditions in the consumer credit environment. Our credit underwriting and risk management strategies are used to manage our credit exposures; however, there can be no assurance that those will enable us to avoid high charge-off levels or delinquencies, or that our allowance for credit losses will be sufficient to cover actual losses.
A customer’s ability to repay us can be negatively impacted by increases in their payment obligations to other lenders under mortgage, credit card and other loans (including student and auto loans). These changes can result from increases in base lending rates or structured increases in payment obligations, and could reduce the ability of our customers to meet their payment obligations to other lenders and to us. In addition, a customer’s ability to repay us can be negatively impacted by the restricted availability of credit to consumers generally, including reduced and closed lines of credit. Customers with insufficient cash flow to fund daily living expenses and lack of access to other sources of credit may be more likely to increase their card usage and ultimately default on their payment obligations to us, resulting in higher credit losses in our portfolio. Our collection operations may not compete effectively to secure more of customers’ diminished cash flow than our competitors. We may not identify customers who are likely to default on their payment obligations to us and reduce our exposure by closing credit lines and restricting authorizations quickly enough, which could have a material adverse effect on our business, results of operations and financial condition. In addition, our collection strategy depends in part on the sale of debt to third-party buyers. Regulatory or other factors may adversely affect the pricing of our debt sales or the performance of our third-party buyers, which may result in higher credit losses in our portfolio. At December 31, 2022, 26% of our portfolio’s loan receivables were from customers with a VantageScore credit score of 650 or less (excluding unrated accounts), who typically have higher delinquency and credit losses than consumers with higher credit scores.
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
Most of our program agreements with larger retailers and certain other program agreements contain retailer share arrangements that provide for payments to our partners if the economic performance of the relevant program exceeds a contractually defined threshold. Although the share arrangements vary by partner, these arrangements are generally structured to measure the economic performance of the program, based typically on agreed upon program revenues (including interest income and certain other income) less agreed upon program expenses (including interest expense, provision for credit losses, retailer payments and operating expenses), and share portions of this amount above a negotiated threshold. These arrangements are typically designed to permit us to achieve an economic return before we are required to make payments to our partners based on the agreed contractually defined threshold. However, because the threshold and the economic performance of a program that are used to calculate payments to our partners may be based on, among other things, agreed upon measures of program expenses rather than our actual expenses, we may not be able to pass on increases in our actual expenses (such as funding costs, higher provision for credit losses or operating expenses) in the form of reduced payments under our retailer share arrangements, and our economic return on a program could be adversely affected. While most of our agreements contain retailer share arrangements, in some cases, where we instead provide other economic benefits to our partners such as royalties on purchase volume or payments for new accounts (for example, on our co-branded credit cards), our ability to offset increases in our costs is limited.
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
Merchants, trying to decrease their operating expenses, have sought to, and have had some success at, lowering interchange rates. Several recent events and actions indicate a continuing increase in focus on interchange by both regulators and merchants. Beyond pursuing litigation, legislation and regulation, merchants are also pursuing alternate payment platforms as a means to lower payment processing costs. To the extent interchange fees are reduced, one of our current competitive advantages with our partners—that we typically do not charge interchange fees when our private label credit card products are used to purchase our partners’ goods and services—may be reduced. Moreover, to the extent interchange fees are reduced, our income from those fees will be lower. We received $982 million of interchange fees for the year ended December 31, 2022. As a result, a reduction in interchange fees could have a material adverse effect on our business and results of operations. In addition, for our Dual Cards and general purpose co-branded credit cards, we are subject to the operating regulations and procedures set forth by the interchange network, and our failure to comply with these operating regulations, which may change from time to time, could subject us to various penalties or fees, or the termination of our license to use the interchange network, all of which could have a material adverse effect on our business and results of operations.
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
State sales tax rules and regulations, and their application and interpretation by the respective states, could adversely affect our results of operations. Retailers collect sales tax from retail customers and remit those collections to the applicable states. When customers fail to repay their loans, including the amount of sales tax advanced by us to the merchant on their behalf, we are entitled, in some cases, to seek a refund of the amount of sales tax from the applicable state. Sales tax laws and regulations enacted by the various states are subject to change and interpretation, and our compliance with such laws is routinely subject to audit and review by the states. Audit risk is concentrated in several states, and these states are conducting ongoing audits. The outcomes of ongoing and any future audits and changes in the states’ interpretation of the sales tax laws and regulations involving the recovery of tax on bad debts could materially adversely impact our results of operations.
See “Regulation—Risk Factors Relating to Regulation” on page 95 for additional risk factors.

Risk Management
____________________________________________________________________________________________
Strong risk management is at the core of our business strategy and we have developed processes to manage the major categories of risk, namely credit, market, liquidity, operational (including compliance), strategic and reputational risk (considered across all risk types).
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
Risk Categories
Risk management is organized around six major risk categories: credit risk, market risk, liquidity risk, operational risk (including cybersecurity and compliance), strategic risk, and reputational risk. We evaluate the potential impact of a risk event on us (including subsidiaries) by assessing the partner and customer, financial, reputational, legal and regulatory impacts.
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
Operational Risk
Operational risk is the risk of loss arising from inadequate or failed processes, people or systems, external events (such as natural disasters or cyber-attacks) or compliance, reputational or legal matters, and includes any of those risks as they relate directly to us and our subsidiaries, as well as to third parties with whom we contract or otherwise do business. Compliance risk arises from the failure to adhere to applicable laws, rules, regulations and internal policies and procedures. Operational risk also includes model risk relating to various financial and other models used by us and our subsidiaries, including the Bank, and is subject to a formal governance process.
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
Board Committees
The Board of Directors has established five committees that assist the board in its oversight of risk management. These committees and their risk-related roles are described below.
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

Risk Committee
The Risk Committee’s role, among other things, is to: (i) assist the Board of Directors in its oversight of the Company’s Enterprise Risk Governance Framework, including as it relates to credit, investment, market, liquidity, operational, cybersecurity, compliance, strategic and reputational risks; (ii) review and, at least annually, approve the Company’s Enterprise Risk Governance Framework and risk assessment and risk management practices, guidelines and policies including significant policies that management uses to manage the risks discussed above; (iii) review and, at least annually, recommend to the Board of Directors for approval the Company’s enterprise-wide risk appetite (including the Company’s liquidity risk tolerance), and review and approve the Company’s strategy relating to managing key risks and other policies on the establishment of risk limits as well as the guidelines, policies and processes for monitoring and mitigating such risks; (iv) meet separately on a regular basis with our CRO and (in coordination with the Bank’s Risk Committee, as appropriate) the Bank’s CRO; (v) receive periodic reports from management on metrics used to measure, monitor and manage known and emerging risks, including management’s view on acceptable and appropriate levels of exposure; (vi) receive reports from our internal audit, risk management and independent liquidity review functions on the results of risk management reviews and assessments; (vii) review and approve, at least annually, the Company’s enterprise-wide capital and liquidity framework (including its contingency funding plan) and, in coordination with the Bank’s Risk Committee, review, at least quarterly, the Bank’s liquidity risk appetite, regulatory capital and ratios and internal capital adequacy assessment processes and, at least annually, the Bank’s allowance for credit losses methodology, annual capital plan and resolution plan; (viii) review, at least semi-annually, information from senior management regarding whether the Company is operating within its established risk appetite; (ix) review the status of financial services regulatory examinations; (x) review the independence, authority and effectiveness of the Company’s risk management function and independent liquidity review function; (xi) approve the appointment of, evaluate and, when appropriate, replace the CRO; and (xii) review disclosure regarding risk contained in the Company’s annual and quarterly reports.
Technology Committee
The Technology Committee’s role, among other things, is to review and make recommendations to the Board of Directors on major technology strategies and other subjects relating to: (i) the Company’s approach to technology-related innovation, including the Company’s competitive position and relevant trends in technology and innovation; (ii) the technology development process to assure ongoing business growth; and (iii) developments on existing and emerging technologies which present opportunities or threats to the Company’s strategic agenda.
Management Committees
There are four management committees with important roles and responsibilities in the risk management function: the MC, the ERMC, the ALCO and the CMC. These committees and their risk-related roles are described below.
Management Committee
The MC is under the oversight of the Board of Directors and is comprised of our senior executives and chaired by our Chief Executive Officer. The MC has responsibility for reviewing and approving lending and investment activities of the Company, such as equity investments, acquisitions, dispositions, joint ventures, portfolio deals and investment issues regarding the Company. It is also responsible for overseeing the Company’s approach to managing its investments, reviewing and approving the Company’s annual strategic plan and annual operating plan, and overseeing activities administered by its Credit, Information Technology, New Product Introduction, Investment Review and Pricing sub-committees. The MC also reviews management reports provided on a periodic basis, or as requested, in order to monitor evolving issues, effectiveness of risk mitigation activities and performance against strategic plans. The MC may make decisions only within the authority that is granted to it by the Board of Directors and must escalate any investment or other proposals outside of its authority to the Board of Directors for final decision.

Enterprise Risk Management Committee
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
Asset and Liability Management Committee
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
Capital Management Committee
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
On May 24, 2018, the President signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”), which amended the Dodd-Frank Act and modified certain post-crisis regulatory requirements. On October 10, 2019, the Federal Reserve Board, OCC, and FDIC issued final rules, which we refer to as the Tailoring Rules, that tailor the applicability of the Federal Reserve Board’s enhanced prudential standards relating to capital liquidity, and other risk management matters, and apply certain of these standards to savings and loan holding companies (other than those substantially engaged in insurance underwriting or commercial activities) that have total consolidated assets of $100 billion or more based on the average of the previous four quarters, referred to as “covered savings and loan holding companies.” Synchrony had average total consolidated assets of $98.2 billion for the four quarters ended December 31, 2022. As a result, Synchrony is not currently subject to most of the enhanced prudential standards under the Tailoring Rules. However, Synchrony’s total consolidated assets as of December 31, 2022 exceeded $100 billion. If in the future Synchrony has average total consolidated assets of $100 billion or more based on a four quarter average, it will become subject to enhanced prudential standards following applicable transition periods.
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
For a discussion of our capital ratios at December 31, 2022, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Capital.”
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
Capital
The Bank is required by OCC regulations to maintain specified levels of regulatory capital. Institutions that are not well-capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits. The OCC is authorized and, under certain circumstances, required to take certain actions against an institution that fails to meet the minimum ratios for an adequately capitalized institution. At December 31, 2022, the Bank met or exceeded all applicable requirements to be deemed well-capitalized under OCC regulations.

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
As an insured depository institution, the Bank is also subject to the FDIA, which requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors that are established by regulation. To be well-capitalized for purposes of the FDIA, the Bank must maintain a common equity Tier 1 capital to risk-weighted assets ratio of 6.5%, a Tier 1 capital to risk-weighted assets ratio of 8%, a total capital to risk-weighted assets ratio of 10%, and a leverage ratio of Tier 1 capital to total consolidated assets of 5%, and not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by the OCC to meet or maintain a specific capital level for any capital measure. At December 31, 2022, the Bank met or exceeded all applicable requirements to be deemed well-capitalized for purposes of the FDIA.
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
On May 5, 2022 the federal banking agencies issued a proposed rule that would substantially revise how they evaluate an insured depository institution’s record of satisfying the credit needs of its entire communities, including low- and moderate- income individuals and neighborhoods, under the CRA. If this rule is finalized as proposed, it may become more challenging and/or costly for the Bank to achieve an “Outstanding” or “Satisfactory” CRA rating, which could negatively impact our ability to obtain regulatory approval for an acquisition.

The FDIA prohibits insured banks from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited) unless it is “well-capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. A bank that is “adequately capitalized” and that accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions under the FDIA on a bank that is “well-capitalized.” Further, “undercapitalized” institutions are subject to growth limitations. At December 31, 2022, the Bank met or exceeded all applicable requirements to be deemed well-capitalized for purposes of the FDIA. An inability to accept brokered deposits in the future could materially adversely impact our funding costs and liquidity.
Deposit Insurance
The FDIA requires the Bank to pay deposit insurance assessments. Deposit insurance assessments are affected by the minimum reserve ratio with respect to the federal Deposit Insurance Fund (the “DIF”). The Dodd-Frank Act increased the minimum reserve ratio with respect to the DIF to 1.35% and removed the statutory cap on the reserve ratio. The FDIC subsequently adopted a designated ratio of 2% and may increase that ratio in the future. Since the outbreak of the COVID-19 pandemic, the amount of total estimated insured deposits has grown very rapidly while the funds in the DIF have grown at a normal rate, causing the DIF reserve ratio to fall below the statutory minimum of 1.35%. The FDIC adopted a restoration plan in September 2020, which it amended in June 2022, to restore the DIF reserve ratio to at least 1.35% by September 30, 2028. On October 18, 2022 the FDIC adopted a final rule to increase initial base deposit insurance assessment rates for insured depository institutions by 2 basis points, beginning with the first quarterly assessment period of 2023. The increased assessment rate schedules will remain in effect unless and until the reserve ratio of the DIF meets or exceeds 2%. As a result of the new rule, the FDIC insurance costs of insured depository institutions, including the Bank, will generally increase.
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
The CARD Act, which was enacted in 2009, amended the Truth in Lending Act and required us to make significant changes to many of our business practices, including marketing, underwriting, pricing and billing. The CARD Act’s restrictions on our ability to increase interest rates on existing balances to respond to market conditions and credit risk ultimately limits our ability to extend credit to new customers and provide additional credit to current customers. Other CARD Act restrictions, such as limitations on late fees, have resulted and will continue to result in reduced interest income and loan fee income. On February 1, 2023, the CFPB issued a notice of proposed rulemaking which, if adopted, likely would result in a significant reduction of credit card late fees assessed by credit card issuers.
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
New laws, regulations, policies, or practical changes in enforcement of existing laws, regulations or policies applicable to our business, or our own reexamination of our current practices, could adversely impact our profitability, limit our ability to continue existing or pursue new business activities or acquisitions, require us to change certain of our business practices or alter our relationships with customers, affect retention of our key personnel, affect how we interact with our partners and/or service providers, or expose us to additional costs (including increased compliance costs and/or customer remediation). These changes may also require us to invest significant management attention and resources to make any necessary changes and could adversely affect our business, results of operations and financial condition. For example, the CFPB has broad authority over our business and there continues to be uncertainty as to how the CFPB's actions will impact our business. See “—There continues to be uncertainty as to how the Consumer Financial Protection Bureau’s actions will impact our business; the agency’s actions have had and may continue to have an adverse impact on our business.”
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

Further, the recent and possible future changes to the regulatory framework applicable to Synchrony and the Bank, and any potential additional rulemaking make it difficult to assess the overall financial impact of the Dodd-Frank Act and related regulatory developments on us and across the industry.
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
Although we have committed significant resources to enhancing our compliance programs, changes by the CFPB in regulatory expectations, interpretations or practices or interpretations that are different or stricter than ours or those adopted in the past by the CFPB or other regulators could increase the risk of additional enforcement actions, fines and penalties. Most recently, the CFPB has identified certain areas of concern for consumers, including, for example, the increasing sophistication of underwriting, fair lending concerns (including in marketing), debt collection, and excessive and/or unexpected fees. Actions by the CFPB with respect to these or other areas could result in requirements to alter our products and services that may make them less attractive to consumers or less profitable to us. For example, on February 1, 2023, the CFPB issued a notice of proposed rulemaking which, if adopted, likely would result in a significant reduction of credit card late fees assessed by credit card issuers.
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
Synchrony and the Bank may be subject to increasingly stringent capital adequacy standards in the future. For instance, if in the future Synchrony has $100 billion or more in average total consolidated assets based on a four quarter average, Synchrony will become subject to biennial supervisory stress tests, a formal capital plan submission requirement, and the stress capital buffer. See “Regulation—Regulation Relating to Our Business— Savings and Loan Holding Company Regulation—Capital” and “Regulation—Regulation Relating to Our Business— Savings and Loan Holding Company Regulation—Dividends and Stock Repurchases.” Synchrony had average consolidated assets of $98.2 billion for the four quarters ended December 31, 2022. As a result, Synchrony is not currently subject to most of the enhanced prudential standards under the Tailoring Rules. However, Synchrony's total consolidated assets at December 31, 2022 exceeded $100 billion and its average consolidated assets for four quarters may exceed such threshold in future periods. If Synchrony becomes subject to supervisory stress tests, a formal capital plan submission requirement, and/or the stress capital buffer, Synchrony could be subject to additional restrictions on its ability to return capital to shareholders.
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
Opinion on Internal Control Over Financial Reporting
We have audited Synchrony Financial and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Statements of Financial Position of the Company as of December 31, 2022 and 2021, the related Consolidated Statements of Earnings, Comprehensive Income, Changes in Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 9, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
February 9, 2023

Report of Independent Registered Public Accounting Firm
____________________________________________________________________________________________

To the Stockholders and Board of Directors
Synchrony Financial:
Opinion on the Consolidated Financial Statements
We have audited the accompanying Consolidated Statements of Financial Position of Synchrony Financial and subsidiaries (the Company) as of December 31, 2022 and 2021, the related Consolidated Statements of Earnings, Comprehensive Income, Changes in Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 9, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Allowance for Credit Losses on Loan Receivables excluding Troubled Debt Restructurings
As discussed in Notes 2 and 4 to the consolidated financial statements, the Company’s total allowance for credit losses (ACL) as of December 31, 2022 was $9,527 million, of which $8,925 million related to the ACL for loan receivables excluding troubled debt restructurings (TDR) (the December 31, 2022 non-TDR ACL). The Company estimated and recognized losses on loan receivables upon origination of the loan, based on expected credit losses for the life of the loan balance as of the period end date. Expected credit loss estimates for the December 31, 2022 non-TDR ACL involved modeling of loss projections attributable to existing loan balances, considering historical experience, current conditions, and future expectations for pools of loans with similar risk characteristics over the reasonable and supportable forecast period. The model utilized a macroeconomic forecast, with unemployment claims as the primary macroeconomic variable. The Company used an enhanced migration analysis to estimate the likelihood that a loan will progress through the various stages of delinquency. After the reasonable and supportable forecast period, the Company reverted to historical loss information at the loan receivables segment level. The historical loss information was derived from a combination of recessionary and non-recessionary performance periods. In determining expected credit losses over the life of the loan balance, the Company utilized an approach which implicitly considered total expected future payments and applied appropriate allocations to reduce those payments in order to estimate losses pertaining to measurement date loan receivables. The Company also performed a qualitative assessment in addition to model estimates and applied qualitative adjustments as necessary.
We identified the assessment of the December 31, 2022 non-TDR ACL as a critical audit matter. A high degree of auditor effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the December 31, 2022 non-TDR ACL due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the December 31, 2022 non-TDR ACL methodologies, including the methods and models used to estimate expected credit losses. The assessment also included an evaluation of the significant assumptions to the December 31, 2022 non-TDR ACL, which included: (1) the segmentation of the loan receivables population with similar risk characteristics, (2) the length of the historical experience, (3) the length of the reasonable and supportable forecast period, (4) the estimated life of the loan, (5) the reversion to historical loss information, and (6) the macroeconomic forecast. The assessment also included an evaluation of the conceptual soundness of the models. In addition, auditor judgment was required to evaluate the sufficiency of the audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the December 31, 2022 non-TDR ACL, including controls over the:

•development and approval of the December 31, 2022 non-TDR ACL methodologies
•development and performance monitoring of the models
•identification and determination of the significant assumptions used to estimate the ACL
•monitoring of the December 31, 2022 non-TDR ACL results, trends, and ratios.
We evaluated the Company’s process to develop the December 31, 2022 non-TDR ACL by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized industry knowledge and experience, who assisted in:

•evaluating the Company’s December 31, 2022 non-TDR ACL methodologies for compliance with U.S. generally accepted accounting principles
•assessing the conceptual soundness of the models used by inspecting model documentation to determine whether the models are suitable for intended use
•determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and evaluating statistical testing performed
•evaluating the length of the historical experience period by comparing to portfolio performance and evaluating the back-testing and sensitivity testing performed
•evaluating the length of the reasonable and supportable period by comparing to model performance, including backtesting results, the quantitative methodology, and industry practice
•determining whether the estimated life of the loan is appropriate based on empirical analysis performed and industry practice
•evaluating whether the length of the reversion period is appropriate based on empirical analysis
•evaluating whether the reversion method uses a systematic and rational approach
•assessing the historical loss information that is being reverted to by verifying whether the historical loss information captures a through the cycle estimate and evaluating the consistency of the empirical analysis performed based on industry data and established methodology
•assessing the macroeconomic forecast by evaluating the Company’s process for evaluating future expectations of macroeconomic conditions, comparing to portfolio performance, and comparing to publicly available forecasts.

We also assessed the sufficiency of the audit evidence obtained related to the December 31, 2022 non-TDR ACL by evaluating the cumulative results of the audit procedures and potential bias in the accounting estimates.

/s/ KPMG LLP
We have served as the Company’s auditor since 2013.
New York, New York
February 9, 2023

Synchrony Financial and subsidiaries
Consolidated Statements of Earnings ____________________________________________________________________________________

For the years ended December 31 ($ in millions, except per share data)	2022	2021	2020
Interest income:
Interest and fees on loans (Note 4)	$16,881	$15,228	$15,950
Interest on cash and debt securities	265	43	117
Total interest income	17,146	15,271	16,067
Interest expense:
Interest on deposits	1,008	566	1,094
Interest on borrowings of consolidated securitization entities	196	169	237
Interest on senior unsecured notes	317	297	334
Total interest expense	1,521	1,032	1,665
Net interest income	15,625	14,239	14,402
Retailer share arrangements	(4,331)	(4,528)	(3,645)
Provision for credit losses (Note 4)	3,375	726	5,310
Net interest income, after retailer share arrangements and provision for credit losses	7,919	8,985	5,447
Other income:
Interchange revenue	982	880	652
Debt cancellation fees	387	284	278
Loyalty programs	(1,257)	(992)	(649)
Other	268	309	124
Total other income	380	481	405
Other expense:
Employee costs	1,681	1,501	1,380
Professional fees	832	782	759
Marketing and business development	487	486	448
Information processing	623	550	492
Other	714	644	976
Total other expense	4,337	3,963	4,055
Earnings before provision for income taxes	3,962	5,503	1,797
Provision for income taxes (Note 14)	946	1,282	412
Net earnings	$3,016	$4,221	$1,385
Net earnings available to common stockholders	$2,974	$4,179	$1,343

Earnings per share
Basic	$6.19	$7.40	$2.28
Diluted	$6.15	$7.34	$2.27

See accompanying notes to consolidated financial statements.

Synchrony Financial and subsidiaries
Consolidated Statements of Comprehensive Income
____________________________________________________________________________________________

For the years ended December 31 ($ in millions)	2022	2021	2020

Net earnings	$3,016	$4,221	$1,385

Other comprehensive income (loss)
Debt securities	(97)	(21)	26
Currency translation adjustments	(12)	(4)	2
Employee benefit plans	53	7	(21)
Other comprehensive income (loss)	(56)	(18)	7

Comprehensive income	$2,960	$4,203	$1,392

Amounts presented net of taxes.

See accompanying notes to consolidated financial statements.

Synchrony Financial and subsidiaries
Consolidated Statements of Financial Position
____________________________________________________________________________________________

At December 31 ($ in millions)	2022	2021

Assets
Cash and equivalents	$10,294	$8,337
Debt securities (Note 3)	4,879	5,283
Loan receivables: (Notes 4 and 5)
Unsecuritized loans held for investment	72,638	60,211
Restricted loans of consolidated securitization entities	19,832	20,529
Total loan receivables	92,470	80,740
Less: Allowance for credit losses	(9,527)	(8,688)
Loan receivables, net	82,943	72,052
Loan receivables held for sale (Note 4)	—	4,361
Goodwill (Note 6)	1,105	1,105
Intangible assets, net (Note 6)	1,287	1,168
Other assets	4,056	3,442
Total assets	$104,564	$95,748

Liabilities and Equity
Deposits: (Note 7)
Interest-bearing deposit accounts	$71,336	$61,911
Non-interest-bearing deposit accounts	399	359
Total deposits	71,735	62,270
Borrowings: (Notes 5 and 8)
Borrowings of consolidated securitization entities	6,227	7,288
Senior unsecured notes	7,964	7,219
Total borrowings	14,191	14,507
Accrued expenses and other liabilities	5,765	5,316
Total liabilities	$91,691	$82,093

Equity:
Preferred stock, par share value $0.001 per share; 750,000 shares authorized; 750,000 shares issued and outstanding at both December 31, 2022 and 2021 and aggregate liquidation preference of $750 at both December 31, 2022 and 2021	$734	$734
Common stock, par share value $0.001 per share; 4,000,000,000 shares authorized; 833,984,684 shares issued at both December 31, 2022 and 2021; 438,216,755 and 526,830,205 shares outstanding at December 31, 2022 and 2021, respectively	1	1
Additional paid-in capital	9,718	9,669
Retained earnings	16,716	14,245
Accumulated other comprehensive income (loss):
Debt securities	(93)	4
Currency translation adjustments	(38)	(26)
Employee benefit plans	6	(47)
Treasury stock, at cost; 395,767,929 and 307,154,479 shares at December 31, 2022 and 2021, respectively	(14,171)	(10,925)
Total equity	12,873	13,655
Total liabilities and equity	$104,564	$95,748

See accompanying notes to consolidated financial statements.

Synchrony Financial and subsidiaries
Consolidated Statements of Changes in Equity
____________________________________________________________________________________________

	Preferred Stock		Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2020	750	$734	833,985	$1	$9,537	$12,117	$(58)	$(7,243)	$15,088
Cumulative effect of change in accounting principle	—	—	—	—	—	(2,276)	—	—	(2,276)
Adjusted balance, beginning of period	750	734	833,985	1	9,537	9,841	(58)	(7,243)	12,812
Net earnings	—	—	—	—	—	1,385	—	—	1,385
Other comprehensive income	—	—	—	—	—	—	7	—	7
Purchases of treasury stock	—	—	—	—	—	—	—	(985)	(985)
Stock-based compensation	—	—	—	—	33	(43)	—	54	44
Dividends - preferred stock ($56.40 per share)	—	—	—	—	—	(42)	—	—	(42)
Dividends - common stock ($0.88 per share)	—	—	—	—	—	(520)	—	—	(520)
Balance at December 31, 2020	750	$734	833,985	$1	$9,570	$10,621	$(51)	$(8,174)	$12,701
Net earnings	—	—	—	—	—	4,221	—	—	4,221
Other comprehensive income	—	—	—	—	—	—	(18)	—	(18)
Purchases of treasury stock	—	—	—	—	—	—	—	(2,876)	(2,876)
Stock-based compensation	—	—	—	—	99	(55)	—	125	169
Dividends - preferred stock ($56.24 per share)	—	—	—	—	—	(42)	—	—	(42)
Dividends - common stock ($0.88 per share)	—	—	—	—	—	(500)	—	—	(500)
Balance at December 31, 2021	750	$734	833,985	$1	$9,669	$14,245	$(69)	$(10,925)	$13,655
Net earnings	—	—	—	—	—	3,016	—	—	3,016
Other comprehensive income	—	—	—	—	—	—	(56)	—	(56)
Purchases of treasury stock	—	—	—	—	—	—	—	(3,320)	(3,320)
Stock-based compensation	—	—	—	—	49	(69)	—	74	54
Dividends - preferred stock ($56.24 per share)	—	—	—	—	—	(42)	—	—	(42)
Dividends - common stock ($0.90 per share)	—	—	—	—	—	(434)	—	—	(434)
Balance at December 31, 2022	750	$734	833,985	$1	$9,718	$16,716	$(125)	$(14,171)	$12,873

See accompanying notes to consolidated financial statements.

Synchrony Financial and subsidiaries
Consolidated Statements of Cash Flows
____________________________________________________________________________________________

For the years ended December 31 ($ in millions)	2022	2021	2020
Cash flows - operating activities
Net earnings	$3,016	$4,221	$1,385
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for credit losses	3,375	726	5,310
Deferred income taxes	(421)	219	(602)
Depreciation and amortization	419	390	383
(Increase) decrease in interest and fees receivable	(197)	424	339
(Increase) decrease in other assets	21	37	19
Increase (decrease) in accrued expenses and other liabilities	(93)	560	(67)
All other operating activities	574	522	720
Cash provided from (used for) operating activities	6,694	7,099	7,487

Cash flows - investing activities
Maturity and sales of debt securities	3,984	5,080	8,383
Purchases of debt securities	(3,866)	(2,990)	(9,913)
Proceeds from sale of loan receivables	3,930	23	709
Net (increase) decrease in loan receivables, including held for sale	(13,733)	(6,378)	713
All other investing activities	(549)	(549)	(390)
Cash provided from (used for) investing activities	(10,234)	(4,814)	(498)

Cash flows - financing activities
Borrowings of consolidated securitization entities
Proceeds from issuance of securitized debt	2,720	2,361	675
Maturities and repayment of securitized debt	(3,784)	(2,886)	(3,283)
Senior unsecured notes
Proceeds from issuance of senior unsecured notes	2,235	744	—
Maturities and repayment of senior unsecured notes	(1,500)	(1,500)	(1,500)
Dividends paid on preferred stock	(42)	(42)	(42)
Net increase (decrease) in deposits	9,453	(534)	(2,369)
Purchases of treasury stock	(3,320)	(2,876)	(985)
Dividends paid on common stock	(434)	(500)	(520)
All other financing activities	(44)	29	(7)
Cash provided from (used for) financing activities	5,284	(5,204)	(8,031)

Increase (decrease) in cash and equivalents, including restricted amounts	1,744	(2,919)	(1,042)
Cash and equivalents, including restricted amounts, at beginning of year	8,686	11,605	12,647
Cash and equivalents at end of year:
Cash and equivalents	10,294	8,337	11,524
Restricted cash and equivalents included in other assets	136	349	$81
Total cash and equivalents, including restricted amounts, at end of year	$10,430	$8,686	$11,605

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$(1,356)	$(1,034)	$(1,691)
Cash paid during the year for income taxes	$(1,290)	$(1,112)	$(847)

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

New Accounting Standards
Recently Issued But Not Yet Adopted Accounting Standards
In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the separate recognition and measurement guidance for Troubled Debt Restructurings (“TDRs”) by creditors. The elimination of the TDR guidance may be adopted prospectively for loan modifications after adoption or on a modified retrospective basis, which would also apply to loans previously modified, resulting in a cumulative effect adjustment to retained earnings in the period of adoption for changes in the allowance for credit losses. The Company will adopt this guidance on its effective date, which for us is January 1, 2023, on a modified retrospective basis. Based on our current stage of implementation, we estimate the adoption will result in a decrease of approximately $0.3 billion, or 3%, to the Company's allowance for credit losses.
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
Cash and Equivalents
Debt securities, money market instruments and bank deposits with original maturities of three months or less are included in cash and equivalents unless designated as available-for-sale and classified as debt securities. Cash and equivalents at December 31, 2022 primarily included cash and due from banks of $1.5 billion and interest-bearing deposits in other banks of $8.8 billion. Cash and equivalents at December 31, 2021 primarily included cash and due from banks of $1.5 billion and interest-bearing deposits in other banks of $6.8 billion.
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
Loans acquired without a more-than-insignificant credit deterioration since origination are measured under the Allowance for Credit Losses model described below.

Allowance for Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). This ASU replaced the existing incurred loss impairment guidance with a new impairment framework known as Current Expected Credit Loss ("CECL").

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
Losses on loan receivables are estimated and recognized upon origination of the loan, based on expected credit losses for the life of the loan balance as of the period end date. Expected credit loss estimates involve modeling loss projections attributable to existing loan balances, considering historical experience, current conditions and future expectations for pools of loans with similar risk characteristics over the reasonable and supportable forecast period. The model utilizes a macroeconomic forecast, with unemployment claims as the primary macroeconomic variable. We also perform a qualitative assessment in addition to model estimates and apply qualitative adjustments as necessary. The reasonable and supportable forecast period is determined primarily based upon an assessment of the current economic outlook, including our ability to use available data to accurately forecast losses over time. The reasonable and supportable forecast period used in our estimate of credit losses at December 31, 2022 was 12 months, consistent with the forecast period utilized since adoption of CECL. The Company reassesses the reasonable and supportable forecast period on a quarterly basis. Beyond the reasonable and supportable forecast period, we revert to historical loss information at the loan receivables segment level over a 6-month period, gradually increasing the weight of historical losses by an equal amount each month during the reversion period, and utilize historical loss information thereafter for the remaining life of the portfolio. The historical loss information is derived from a combination of recessionary and non-recessionary performance periods, weighted by the time span of each period. Similar to the reasonable and supportable forecast period, we also reassess the reversion period and historical mean on a quarterly basis, considering any required adjustments for differences in underwriting standards, portfolio mix, and other relevant data shifts over time.
We generally segment our loan receivable population into pools of loans with similar risk characteristics at the major retailer and product level. Consistent with our other assumptions, we regularly review segmentation to determine whether the segmentation pools remain relevant as risk characteristics change.
Our loan receivables generally do not have a stated life. The life of a credit card loan receivable is dependent upon the allocation of payments received, as well as a variety of other factors, including the principal balance, promotional terms, interest charges and fees and overall consumer credit profile and usage pattern. We determine the expected credit losses for credit card loan receivables as of the measurement date by using a combination of migration analysis, and other historical analyses, which implicitly consider the payments attributable to the measurement date balance. To do so, we utilize an approach which implicitly considers total expected future payments and applies appropriate allocations to reduce those payments in order to estimate losses pertaining to measurement date loan receivables. Based on our payments analyses, we also ensure that expected future payments from an account do not exceed the measurement date balance.

We evaluate each portfolio quarterly. For credit card receivables, our estimation process includes analysis of historical data, and there is a significant amount of judgment applied in selecting inputs and analyzing the results produced by the models to determine the allowance for credit losses. We use an enhanced migration analysis to estimate the likelihood that a loan will progress through the various stages of delinquency. The enhanced migration analysis considers uncollectible principal, interest and fees reflected in the loan receivables, segmented by credit and business parameters. We use other analyses to estimate expected losses on non-delinquent accounts, which include past performance, bankruptcy activity such as filings, policy changes and loan volumes and amounts. Holistically, for assessing the portfolio credit loss content, we also evaluate portfolio risk management techniques applied to various accounts, historical behavior of different account vintages, account seasoning, economic conditions, recent trends in delinquencies, account collection management, forecasting uncertainties, expectations about the future and a qualitative assessment of the adequacy of the allowance for credit losses. Key factors that impact the accuracy of our historical loss forecast estimates include the models and methodology utilized, credit strategy and trends, and consideration of material changes in our loan portfolio such as changes in growth and portfolio mix. We regularly review our collection experience (including delinquencies and net charge-offs) in determining our allowance for credit losses. We also consider our historical loss experience to date based on actual defaulted loans and overall portfolio indicators including delinquent and non-accrual loans, trends in loan volume and lending terms, credit policies and other observable environmental factors such as unemployment and home price indices. Additionally, the estimate of expected credit losses includes expected recoveries of amounts previously charged-off and expected to be charged-off.
The underlying assumptions, estimates and assessments we use to provide for losses are updated periodically to reflect our view of current and forecasted conditions, and are subject to the regulatory examination process, which can result in changes to our assumptions. Changes in such estimates can significantly affect the allowance and provision for credit losses. It is possible that we will experience credit losses that are different from our current estimates. Charge-offs are deducted from the allowance for credit losses and are recorded in the period when we judge the principal to be uncollectible, and subsequent recoveries are added to the allowance, generally at the time cash is received on a charged-off account.
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
The same loan receivable may meet more than one of the definitions above. Accordingly, these categories are not mutually exclusive, and it is possible for a particular loan to meet the definitions of a TDR, a non-accrual loan and a delinquent loan, and be included in each of these categories. The categorization of a particular loan also may not necessarily be indicative of the potential for loss.
Loan Modifications and Restructurings
Our loss mitigation strategy is intended to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions or other actions, which may cause the related loan to be classified as a TDR. We primarily use long-term modification programs for borrowers experiencing financial difficulty as a loss mitigation strategy to improve long-term collectability of the loans that are classified as TDRs. The long-term modification programs include changing the structure of the loan to a fixed payment loan with a maturity no longer than 60 months, reducing the interest rate on the loan, and stopping the assessment of penalty fees. We also make long-term loan modifications for customers who request financial assistance through external sources, such as through consumer credit counseling service agencies. Long-term loan modification programs do not normally include the forgiveness of unpaid principal, interest or fees. The determination of whether these changes to the terms and conditions meet the TDR criteria includes our consideration of all relevant facts and circumstances. See Note 4. Loan Receivables and Allowance for Credit Losses for additional information on our loan modifications and restructurings.

Our allowance for credit losses on TDRs is generally measured based on the difference between the recorded loan receivable and the present value of the expected future cash flows, discounted at the original effective interest rate of the loan. If the loan is collateral dependent, we measure impairment based upon the fair value of the underlying collateral less estimated selling costs.
Data related to redefault experience is also considered in our overall reserve adequacy review. Once the loan has been modified, it only returns to current status (re-aged) after three consecutive monthly program payments are received post the modification date, subject to re-aging limitations in the Federal Financial Institutions Examination Council guidelines on Uniform Retail Credit Classification and Account Management policy issued in June 2000.
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
Definite-lived intangible assets principally consist of certain costs incurred to develop or acquire capitalized software and customer-related assets including contract acquisition costs and purchased credit card relationships. Capitalized software is amortized on a straight-line basis over its estimated useful life, generally 5 years. Customer-related assets are amortized over their estimated useful lives. Defined-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The evaluation compares the cash inflows expected to be generated from each intangible asset to its carrying value. If cash flows attributable to the intangible asset are less than the carrying value, the asset is considered impaired and written down to its estimated fair value.

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
Fraud Losses
We experience third-party fraud losses from the unauthorized use of credit cards and when loans are obtained through fraudulent means. Fraud losses are included as a charge within other expense in our Consolidated Statements of Earnings, net of recoveries, when such losses are probable. Loans are charged-off, as applicable, after the investigation period has completed.
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
Equity Securities Without Readily Determinable Fair Values

The company measures certain equity securities without readily determinable fair values using observable price changes in orderly transactions for the identical or a similar investment of the same issuer when they occur. Changes in observable price changes are recognized in other income in our Consolidated Statement of Earnings.
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
NOTE 3.    DEBT SECURITIES
All of our debt securities are classified as available-for-sale and are held to meet our liquidity objectives or to comply with the Community Reinvestment Act (“CRA”). Our debt securities consist of the following:

	December 31, 2022				December 31, 2021
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
($ in millions)	cost	gains	losses	fair value	cost	gains	losses	fair value
U.S. government and federal agency	$3,917	$—	$(53)	$3,864	$2,222	$—	$(2)	$2,220
State and municipal	10	—	—	10	13	—	—	13
Residential mortgage-backed(a)	467	—	(49)	418	597	12	(3)	606
Asset-backed(b)	599	—	(19)	580	2,432	2	(4)	2,430
Other	8	—	(1)	7	13	1	—	14
Total	$5,001	$—	$(122)	$4,879	$5,277	$15	$(9)	$5,283
_____________
(a)    All of our residential mortgage-backed securities have been issued by government-sponsored entities and are collateralized by U.S. mortgages. At December 31, 2022 and 2021, $100 million and $145 million of residential mortgage-backed securities, respectively, are pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve Discount Window advances.
(b)    Our asset-backed securities are collateralized by credit card and auto loans.

The following table presents the estimated fair values and gross unrealized losses of our available-for-sale debt securities:

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
($ in millions)	fair value	losses	fair value	losses
At December 31, 2022
U.S. government and federal agency	$3,032	$(30)	$638	$(23)
State and municipal	5	—	5	—
Residential mortgage-backed	316	(31)	101	(18)
Asset-backed	230	—	348	(19)
Other	7	(1)	—	—
Total	$3,590	$(62)	$1,092	$(60)

At December 31, 2021
U.S. government and federal agency	$563	$(2)	$—	$—
State and municipal	4	—	—	—
Residential mortgage-backed	105	(2)	27	(1)
Asset-backed	1,653	(4)	—	—
Total	$2,325	$(8)	$27	$(1)
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
Contractual Maturities of Investments in Available-for-Sale Debt Securities

	Amortized	Estimated	Weighted
At December 31, 2022 ($ in millions)	cost	fair value	Average yield(a)
Due
Within one year	$3,816	$3,778	2.4%
After one year through five years	$1,055	$989	1.3%
After five years through ten years	$95	$82	1.9%
After ten years	$35	$30	2.7%
______________________
(a)Weighted average yield is calculated based on the amortized cost of each security. In calculating yield, no adjustment has been made with respect to any tax-exempt obligations.
We expect actual maturities to differ from contractual maturities because borrowers have the right to prepay certain obligations.
There were no material realized gains or losses recognized for the years ended December 31, 2022, 2021 and 2020.
Although we generally do not have the intent to sell any specific securities held at December 31, 2022, in the ordinary course of managing our debt securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield, liquidity requirements and funding obligations.

NOTE 4.    LOAN RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

At December 31 ($ in millions)	2022	2021
Credit cards	$87,630	$76,628
Consumer installment loans	3,056	2,675
Commercial credit products	1,682	1,372
Other	102	65
Total loan receivables, before allowance for credit losses(a)(b)	$92,470	$80,740
_______________________
(a)Total loan receivables include $19.8 billion and $20.5 billion of restricted loans of consolidated securitization entities at December 31, 2022 and 2021, respectively. See Note 5. Variable Interest Entities for further information on these restricted loans.
(b)At December 31, 2022 and 2021, loan receivables included deferred costs, net of deferred income, of $237 million and $211 million, respectively.
Disposition of Loan Receivables
During the second quarter of 2022, we completed the sales of a total of $3.8 billion of loan receivables associated with our program agreements with Gap Inc. and BP. The total proceeds received from the dispositions were $3.9 billion and we recognized a gain on sale of $120 million included within other income in our consolidated statement of earnings.
Allowance for Credit Losses(a)

($ in millions)	Balance at January 1, 2022	Provision charged to operations	Gross charge-offs	Recoveries	Other	Balance at December 31, 2022
Credit cards	$8,512	$3,105	$(3,202)	$810	$—	$9,225
Consumer installment loans	115	173	(97)	17	—	208
Commercial credit products	59	91	(70)	7	—	87
Other	2	6	(1)	—	—	7
Total	$8,688	$3,375	$(3,370)	$834	$—	$9,527

($ in millions)	Balance at January 1, 2021	Provision charged to operations	Gross charge-offs	Recoveries	Other	Balance at December 31, 2021
Credit cards	$10,076	$671	$(3,056)	$821	$—	$8,512
Consumer installment loans	127	25	(55)	17	1	115
Commercial credit products	61	28	(36)	6	—	59
Other	1	2	(1)	—	—	2
Total	$10,265	$726	$(3,148)	$844	$1	$8,688

($ in millions)	Balance at January 1, 2020	Impact of ASU 2016-13 Adoption	Post-Adoption Balance at January 1, 2020	Provision charged to operations	Gross charge-offs	Recoveries	Balance at December 31, 2020
Credit cards	$5,506	$2,989	$8,495	$5,171	$(4,505)	$915	$10,076
Consumer installment loans	46	26	72	92	(51)	14	127
Commercial credit products	49	6	55	47	(50)	9	61
Other	1	—	1	—	—	—	1
Total	$5,602	$3,021	$8,623	$5,310	$(4,606)	$938	$10,265
_______________________
(a)The allowance for credit losses at December 31, 2022, 2021 and 2020 reflects our estimate of expected credit losses for the life of the loan receivables on our Consolidated Statements of Financial Position at December 31, 2022, 2021 and 2020, which include the consideration of current and expected macroeconomic conditions that existed at those dates.
The reasonable and supportable forecast period used in our estimate of credit losses at December 31, 2022 was 12 months, consistent with the forecast period utilized since the adoption of CECL. Beyond the reasonable and supportable forecast period, we revert to historical loss information at the loan receivables segment level over a 6-month period, gradually increasing the weight of historical losses by an equal amount each month during the reversion period, and utilize historical loss information thereafter for the remaining life of the portfolio. The reversion period and methodology remain unchanged since the adoption of CECL.
Losses on loan receivables are estimated and recognized upon origination of the loan, based on expected credit losses for the life of the loan balance at December 31, 2022. Expected credit loss estimates are developed using both quantitative models and qualitative adjustments, and incorporates a macroeconomic forecast. The current and forecasted economic conditions at the balance sheet date influenced our current estimate of expected credit losses, and reflect an uncertain macroeconomic environment. While customer payment behavior remains elevated compared to historical averages, we have experienced a decrease in payment rates and increases in both delinquencies and net charge-offs in late 2022 that are expected to continue as these credit metric trend towards our historical averages. These conditions are reflected in our current estimate of expected credit losses. Our allowance for credit losses increased by $839 million to $9.5 billion during the year ended December 31, 2022 primarily due to growth in loan receivables. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies for additional information on our significant accounting policies related to our allowance for credit losses.
Delinquent and Non-accrual Loans

At December 31, 2022 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing
Credit cards	$1,710	$1,516	$3,226	$1,516	$—
Consumer installment loans	61	14	75	—	14
Commercial credit products	44	32	76	32	—
Total delinquent loans	$1,815	$1,562	$3,377	$1,548	$14
Percentage of total loan receivables	2.0%	1.7%	3.7%	1.7%	—%

At December 31, 2021 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing
Credit cards	$1,111	$923	$2,034	$923	$—
Consumer installment loans	35	6	41	—	6
Commercial credit products	26	13	39	13	—
Total delinquent loans	$1,172	$942	$2,114	$936	$6
Percentage of total loan receivables	1.5%	1.2%	2.6%	1.2%	—%

Delinquency trends are the primary credit quality indicator for our consumer installment loans, which we use to monitor credit quality and risk within the portfolio. Total consumer installment past due of $75 million and $41 million at December 31, 2022 and 2021, respectively, were not material.
Troubled Debt Restructurings
We use certain loan modification programs for borrowers experiencing financial difficulties. These loan modification programs include interest rate reductions and payment deferrals in excess of three months, which were not part of the terms of the original contract. Our TDR loans do not include loans that are classified as loan receivables held for sale.
We have both internal and external loan modification programs. We primarily use long-term modification programs for borrowers experiencing financial difficulty as a loss mitigation strategy to improve long-term collectability of the loans that are classified as TDRs. The long-term programs involve changing the structure of the loan to a fixed payment loan with a maturity no longer than 60 months, reducing the interest rate on the loan, and stopping the assessment of penalty fees. We also make long-term loan modifications for customers who request financial assistance through external sources, such as through consumer credit counseling service agencies. Long-term loan modification programs do not normally include the forgiveness of unpaid principal, interest or fees. The following table provides information on our TDR loan modifications during the periods presented:

For the years ended December 31 ($ in millions)	2022	2021
Credit cards	$993	$770
Consumer installment loans	—	—
Commercial credit products	3	2
Total	$996	$772
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

At December 31, 2022 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$1,355	$(600)	$755	$1,206
Consumer installment loans	—	—	—	—
Commercial credit products	4	(2)	2	4
Total	$1,359	$(602)	$757	$1,210

At December 31, 2021 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$1,171	$(481)	$690	$1,053
Consumer installment loans	—	—	—	—
Commercial credit products	3	(1)	2	3
Total	$1,174	$(482)	$692	$1,056

Financial Effects of TDRs
As part of our loan modifications for borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The following table presents the types and financial effects of loans modified and accounted for as TDRs during the periods presented.

Years ended December 31,	2022			2021			2020
($ in millions)	Interest income recognized during period when loans were modified	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were modified	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were modified	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$36	$321	$1,231	$39	$311	$1,222	$44	$279	$1,151
Consumer installment loans	—	—	—	—	—	—	—	—	—
Commercial credit products	—	1	4	—	1	4	—	1	3
Total	$36	$322	$1,235	$39	$312	$1,226	$44	$280	$1,154
Payment Defaults
The following table presents the type, number and amount of loans accounted for as TDRs that enrolled in a modification plan within the previous 12 months from the applicable balance sheet date and experienced a payment default and charged-off during the periods presented.

Years ended December 31,	2022		2021		2020
($ in millions)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	60,010	$134	40,776	$103	30,743	$80
Consumer installment loans	—	—	—	—	—	—
Commercial credit products	134	1	91	—	164	1
Total	60,144	$135	40,867	$103	30,907	$81
Credit Quality Indicators
Our loan receivables portfolio includes both secured and unsecured loans. Secured loan receivables are largely comprised of consumer installment loans secured by equipment. Unsecured loan receivables are largely comprised of our open-ended consumer and commercial revolving credit card loans. As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, including delinquency information, as well as information from credit bureaus relating to the customer’s broader credit performance. We utilize VantageScore credit scores to assist in our assessment of credit quality. VantageScore credit scores are obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three credit score categories: (i) 651 or higher, which are considered the strongest credits; (ii) 591 to 650, considered moderate credit risk; and (iii) 590 or less, which are considered weaker credits. There are certain customer accounts for which a VantageScore score is not available where we use alternative sources to assess their credit quality and predict behavior. The following table provides the most recent VantageScore scores available for our customers at December 31, 2022 and 2021, respectively, as a percentage of each class of loan receivable. The table below excludes 0.4% of our total loan receivables balance at both December 31, 2022 and 2021, respectively, which represents those customer accounts for which a VantageScore score is not available.

At December 31	2022			2021
	651 or	591 to	590 or	651 or	591 to	590 or
	higher	650	less	higher	650	less
Credit cards	74%	19%	7%	78%	17%	5%
Consumer installment loans	77%	17%	6%	79%	17%	4%
Commercial credit products	88%	6%	6%	92%	5%	3%

Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and by applying the same credit standards for all of our credit products. Unused credit card lines available to our customers totaled approximately $417 billion and $431 billion at December 31, 2022 and 2021, respectively. The decrease as compared to December 31, 2021 reflects the impact from the portfolio sales completed in the second quarter of 2022. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.
Interest Income by Product
The following table provides additional information about our interest and fees on loans, including merchant discounts, from our loan receivables, including held for sale:

For the years ended December 31 ($ in millions)	2022	2021	2020
Credit cards(a)	$16,471	$14,880	$15,672
Consumer installment loans	287	241	168
Commercial credit products	117	103	108
Other	6	4	2
Total	$16,881	$15,228	$15,950
_______________________
(a)Interest income on credit cards that was reversed related to accrued interest receivables written off was $1.1 billion and $1.0 billion for the years ended December 31, 2022 and 2021, respectively.
NOTE 5.    VARIABLE INTEREST ENTITIES
We use VIEs to securitize loan receivables and arrange asset-backed financing in the ordinary course of business. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE and we did not provide non-contractual support for previously transferred loan receivables to any of these VIEs in the years ended December 31, 2022 and 2021. Our VIEs are able to accept new loan receivables and arrange new asset-backed financings, consistent with the requirements and limitations on such activities placed on the VIE by existing investors. Once an account has been designated to a VIE, the contractual arrangements we have require all existing and future loan receivables originated under such account to be transferred to the VIE. The amount of loan receivables held by our VIEs in excess of the minimum amount required under the asset-backed financing arrangements with investors may be removed by us under removal of accounts provisions. All loan receivables held by a VIE are subject to claims of third-party investors.
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
The table below summarizes the assets and liabilities of our consolidated securitization VIEs described above.

At December 31 ($ in millions)	2022	2021
Assets
Loan receivables, net(a)	$18,015	$18,594
Loan receivables held for sale	—	1,398
Other assets(b)	61	292
Total	$18,076	$20,284

Liabilities
Borrowings	$6,227	$7,288
Other liabilities	23	14
Total	$6,250	$7,302
_______________________
(a)    Includes $1.8 billion and $1.9 billion of related allowance for credit losses resulting in gross restricted loans of $19.8 billion and $20.5 billion at December 31, 2022 and 2021, respectively.
(b)    Includes $56 million and $288 million of segregated funds held by the VIEs at December 31, 2022 and 2021, respectively, which are classified as restricted cash and equivalents and included as a component of other assets in our Consolidated Statements of Financial Position.
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
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $3.7 billion, $4.1 billion and $4.9 billion for the years ended December 31, 2022, 2021 and 2020, respectively. Related expenses consisted primarily of provision for credit losses of $365 million, $(105) million and $1.5 billion for the years ended December 31, 2022, 2021 and 2020, respectively, and interest expense of $196 million, $169 million and $237 million for the years ended December 31, 2022, 2021 and 2020, respectively. These amounts do not include intercompany transactions, principally fees and interest, which are eliminated in our consolidated financial statements.

Non-consolidated VIEs
As part of our community reinvestment initiatives, we invest in affordable housing properties and receive affordable housing tax credits for these investments. These investments included in our Consolidated Statement of Financial Position totaled $557 million and $441 million at December 31, 2022 and December 31, 2021, respectively, and represents our total exposure for these entities. Additionally, we have other investments in non-consolidated VIEs which totaled $230 million and $184 million at December 31, 2022 and December 31, 2021, respectively. At December 31, 2022, the Company also has investment commitments of $200 million related to these investments.
For the years ended December 31, 2022 and 2021, we recognized amortization of $44 million and $35 million, respectively, and tax credits and other tax benefits of $56 million and $41 million, respectively, associated with investments in affordable housing properties within income tax expense or benefit.
NOTE 6.    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill

($ in millions)	2022	2021
Balance at January 1	$1,105	$1,078
Acquisitions	—	27
Balance at December 31	$1,105	$1,105
Intangible Assets Subject to Amortization

	2022			2021
At December 31 ($ in millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related	$1,725	$(1,113)	$612	$1,797	$(1,222)	$575
Capitalized software and other	1,721	(1,046)	675	1,407	(814)	593
Total	$3,446	$(2,159)	$1,287	$3,204	$(2,036)	$1,168
During the year ended December 31, 2022, we recorded additions to intangible assets subject to amortization of $489 million, primarily related to capitalized software expenditures, as well as customer-related intangible assets.
Customer-related intangible assets primarily relate to retail partner contract acquisitions and extensions, as well as purchased credit card relationships. During the years ended December 31, 2022 and 2021, we recorded additions to customer-related intangible assets subject to amortization of $160 million and $67 million, respectively, primarily related to payments made to acquire and extend certain retail partner relationships. These additions had a weighted average amortizable life of 8 years and 5 years for the years ended December 31, 2022 and 2021, respectively.
Amortization expense related to retail partner contracts was $110 million, $126 million and $128 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is included as a component of marketing and business development expense in our Consolidated Statements of Earnings. All other amortization expense was $252 million, $213 million and $199 million for the years ended December 31, 2022, 2021 and 2020, respectively. Additionally, we incurred impairment charges of zero, $50 million, and $30 million for the years ended December 31, 2022, 2021 and 2020, respectively. Other amortization expense and impairment charges are included as components of other expense in our Consolidated Statements of Earnings.
We estimate annual amortization expense for existing intangible assets over the next five calendar years to be as follows:

($ in millions)	2023	2024	2025	2026	2027
Amortization expense	$336	$286	$238	$176	$107

NOTE 7.    DEPOSITS
Deposits

	2022		2021
At December 31 ($ in millions)	Amount	Average rate(a)	Amount	Average rate(a)
Interest-bearing deposits	$71,336	1.5%	$61,911	0.9%
Non-interest-bearing deposits	399	—	359	—
Total deposits	$71,735		$62,270
___________________
(a)Based on interest expense for the years ended December 31, 2022 and 2021 and average deposits balances.
At December 31, 2022 and 2021, interest-bearing deposits included $7.2 billion and $5.0 billion, respectively, of certificates of deposit that exceeded applicable FDIC insurance limits, which are generally $250,000 per depositor.
At December 31, 2022, our interest-bearing time deposits maturing over the next five years and thereafter were as follows:

($ in millions)	2023	2024	2025	2026	2027	Thereafter
Deposits	$17,176	$13,019	$2,370	$676	$2,303	$10
The above maturity table excludes $30.4 billion of demand deposits with no defined maturity, of which $28.0 billion are savings accounts. In addition, at December 31, 2022, we had $5.3 billion of broker network deposit sweeps procured through a program arranger who channels brokerage account deposits to us that are also excluded from the above maturity table. Unless extended, the contracts associated with these broker network deposit sweeps will terminate between 2023 and 2026.
NOTE 8.    BORROWINGS

	2022				2021
At December 31 ($ in millions)	Maturity date	Interest Rate	Weighted average interest rate	Outstanding Amount(a)	Outstanding Amount(a)
Borrowings of consolidated securitization entities:
Fixed securitized borrowings	2023 - 2025	3.37% - 3.87%	3.55%	$2,377	$3,188
Floating securitized borrowings	2023 - 2025	5.01% - 5.58%	5.17%	3,850	4,100
Total borrowings of consolidated securitization entities			4.55%	6,227	7,288

Senior unsecured notes:
Synchrony Financial senior unsecured notes:
Fixed senior unsecured notes	2024 - 2031	2.87% - 5.15%	4.22%	6,473	6,470

Synchrony Bank senior unsecured notes:
Fixed senior unsecured notes	2025 - 2027	5.40% - 5.63%	5.49%	1,491	749
Total senior unsecured notes			4.46%	7,964	7,219

Total borrowings				$14,191	$14,507
___________________
(a)The amounts presented above for outstanding borrowings include unamortized debt premiums, discounts and issuance costs.

Debt Maturities
The following table summarizes the maturities of the principal amount of our borrowings of consolidated securitization entities and senior unsecured notes over the next five years and thereafter:

($ in millions)	2023	2024	2025	2026	2027	Thereafter
Borrowings	$1,707	$3,500	$5,525	$500	$1,600	$1,400
Third-Party Debt
2022 Senior Notes Issuances ($ in millions):

Issuance Date	Principal Amount	Maturity	Interest Rate
Synchrony Financial
June 2022	$750	June 2025	4.875%
Synchrony Bank
August 2022	$900	August 2025	5.400%
August 2022	$600	August 2027	5.625%
In February 2023, Synchrony Financial issued $750 million of 7.250% subordinated unsecured notes that rank junior to our senior unsecured notes.
Credit Facilities
As additional sources of liquidity, we have undrawn committed capacity under certain credit facilities, primarily related to our securitization programs.
At December 31, 2022, we had an aggregate of $2.5 billion of undrawn committed capacity under our securitization financings, subject to customary borrowing conditions, from private lenders under our securitization programs, and an aggregate of $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders.

NOTE 9.    FAIR VALUE MEASUREMENTS
For a description of how we estimate fair value, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies.
The following tables present our assets and liabilities measured at fair value on a recurring basis.
Recurring Fair Value Measurements

At December 31, 2022 ($ in millions)	Level 1	Level 2	Level 3	Total(a)
Assets
Debt securities
U.S. government and federal agency	$—	$3,864	$—	$3,864
State and municipal	—	—	10	10
Residential mortgage-backed	—	418	—	418
Asset-backed	—	580	—	580
Other	—	—	7	7
Other(b)	14	—	13	27
Total	$14	$4,862	$30	$4,906

Liabilities
Other(c)	—	—	7	7
Total	$—	$—	$7	$7

At December 31, 2021 ($ in millions)
Assets
Debt securities
U.S. government and federal agency	$—	$2,220	$—	$2,220
State and municipal	—	—	13	13
Residential mortgage-backed	—	606	—	606
Asset-backed	—	2,430	—	2,430
Other	—	—	14	14
Other(b)	15	—	34	49
Total	$15	$5,256	$61	$5,332

Liabilities
Other(c)	—	—	14	14
Total	$—	$—	$14	$14
_______________________
(a)    For the years ended December 31, 2022 and 2021, there were no fair value measurements transferred between levels.
(b)    Other is primarily comprised of equity investments measured at fair value, which are included in Other assets in our Consolidated Statement of Financial Position, as well as certain financial assets for which we have elected the fair value option which are included in Loan receivables in our Consolidated Statement of Financial Position.
(c)    Other is primarily comprised of certain financial liabilities for which we have elected the fair value option, which are included in Accrued expenses and other liabilities in our Consolidated Statement of Financial Position.
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

The changes in our Level 3 assets and liabilities that are measured on a recurring basis for the years ended December 31, 2022 and 2021 were not material.
Financial Assets and Financial Liabilities Carried at Other Than Fair Value

	Carrying	Corresponding fair value amount
At December 31, 2022 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$10,294	$10,294	$10,294	$—	$—
Other assets(a)(b)	$136	$136	$136	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$82,930	$94,339	$—	$—	$94,339

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$71,735	$70,685	$—	$70,685	$—
Borrowings of consolidated securitization entities	$6,227	$6,127	$—	$2,327	$3,800
Senior unsecured notes	$7,964	$7,530	$—	$7,530	$—

	Carrying	Corresponding fair value amount
At December 31, 2021 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$8,337	$8,337	$8,337	$—	$—
Other assets(a)(b)	$349	$349	$349	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$72,034	$84,483	$—	$—	$84,483
Loan receivables held for sale(c)	$4,361	$4,499	$—	$—	$4,499

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$62,270	$62,486	$—	$62,486	$—
Borrowings of consolidated securitization entities	$7,288	$7,359	$—	$3,238	$4,121
Senior unsecured notes	$7,219	$7,662	$—	$7,662	$—
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

Equity Securities Without Readily Determinable Fair Values

At or for the year ended December 31 ($ in millions)	2022	2021
Carry Value	$245	$232
Upward adjustments(a)	7	148
Downward adjustments(a)	(3)	(2)
_______________________
(a)    Between January 1, 2018 and December 31, 2022, cumulative upward and downward carrying value adjustments were $188 million and $(11) million, respectively.
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
The Company elected to adopt the option provided by the interim final rule issued by joint federal bank regulatory agencies, which largely delayed the effects of CECL on its regulatory capital through December 31, 2021. Beginning in the first quarter of 2022, the effects are now being phased-in over a three-year period through 2024 and effects fully phased-in beginning in the first quarter of 2025. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period included both the initial impact of our adoption of CECL at January 1, 2020 and 25% of subsequent changes in our allowance for credit losses during the two-year period ended December 31, 2021, collectively the “CECL regulatory capital transition adjustment”. In 2022, only 75% of the CECL regulatory capital transition adjustment has been deferred in our regulatory capital amounts and ratios.
At December 31, 2022 and 2021, Synchrony Financial met all applicable requirements to be deemed well-capitalized pursuant to Federal Reserve Board regulations. At December 31, 2022 and 2021, the Bank also met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. There are no conditions or events subsequent to December 31, 2022 that management believes have changed the Company’s or the Bank’s capital category.

The actual capital amounts, ratios and the applicable required minimums of the Company and the Bank are as follows:
Synchrony Financial

At December 31, 2022 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)
Total risk-based capital	$13,713	15.0%	$7,328	8.0%
Tier 1 risk-based capital	$12,493	13.6%	$5,496	6.0%
Tier 1 leverage	$12,493	12.3%	$4,075	4.0%
Common equity Tier 1 capital	$11,759	12.8%	$4,122	4.5%

At December 31, 2021 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)
Total risk-based capital	$15,122	17.8%	$6,796	8.0%
Tier 1 risk-based capital	$14,003	16.5%	$5,097	6.0%
Tier 1 leverage	$14,003	14.7%	$3,800	4.0%
Common equity Tier 1 capital	$13,269	15.6%	$3,823	4.5%
Synchrony Bank

At December 31, 2022 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio
Total risk-based capital	$13,313	15.6%	$6,838	8.0%	$8,547	10.0%
Tier 1 risk-based capital	$12,174	14.2%	$5,128	6.0%	$6,838	8.0%
Tier 1 leverage	$12,174	12.8%	$3,790	4.0%	$4,738	5.0%
Common equity Tier 1 capital	$12,174	14.2%	$3,846	4.5%	$5,556	6.5%

At December 31, 2021 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio
Total risk-based capital	$14,091	18.3%	$6,175	8.0%	$7,718	10.0%
Tier 1 risk-based capital	$13,075	16.9%	$4,631	6.0%	$6,175	8.0%
Tier 1 leverage	$13,075	15.1%	$3,455	4.0%	$4,318	5.0%
Common equity Tier 1 capital	$13,075	16.9%	$3,473	4.5%	$5,017	6.5%
_______________________
(a)Capital ratios are calculated based on the Basel III Standardized Approach rules. Capital amounts and ratios at December 31, 2022 in the above tables reflect the applicable CECL regulatory capital transition adjustment.
(b)At December 31, 2022 and 2021, Synchrony Financial and the Bank also must maintain a capital conservation buffer of common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 2.5 percentage points to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.
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
Savings Plan
Our U.S. employees are eligible to participate in a qualified defined contribution savings plan that allows them to contribute a portion of their pay to the plan on a pre-tax basis. We make employer contributions to the plan equal to 3% of eligible compensation and make matching contributions of up to 4% of eligible compensation. We also provide certain additional contributions to the plan for employees who were participants in GE's pension plan at the time of Synchrony's separation from GE in November 2015 (the “Separation”). The expenses incurred associated with this plan were $80 million, $69 million and $69 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Health and Welfare Benefits
We provide health and welfare benefits to our employees, including health, dental, prescription drug and vision for which we are self-insured. The expenses incurred associated with these benefits were $114 million, $111 million and $107 million for the years ended December 31, 2022, 2021 and 2020, respectively.
GE Benefit Plans and Reimbursement Obligations
Prior to Separation, our employees participated in various GE retirement and retiree health and life insurance benefit plans. Certain of these retirement benefits vested as a result of Separation. Under the terms of the Employee Matters Agreement between us and GE, GE will continue to pay for these benefits and we are obligated to reimburse them. The principal retirement benefits subject to this arrangement are fixed, life-time annuity payments. The estimated liability for our reimbursement obligations to GE for retiree benefits was $163 million and $228 million at December 31, 2022 and 2021, respectively, and is included in other liabilities in our Consolidated Statement of Financial Position.
NOTE 12.    EARNINGS PER SHARE
Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the assumed conversion of all dilutive securities.
The following table presents the calculation of basic and diluted earnings per common share:

	Years ended December 31,
(in millions, except per share data)	2022	2021	2020
Net earnings	$3,016	$4,221	$1,385
Preferred stock dividends	(42)	(42)	(42)
Net earnings available to common stockholders	$2,974	$4,179	$1,343

Weighted average common shares outstanding, basic	480.4	564.6	589.0
Effect of dilutive securities	3.0	4.7	1.8
Weighted average common shares outstanding, dilutive	483.4	569.3	590.8

Earnings per basic common share	$6.19	$7.40	$2.28
Earnings per diluted common share	$6.15	$7.34	$2.27
We have issued certain stock-based awards under the Synchrony Financial 2014 Long-Term Incentive Plan. A total of 3 million, 1 million and 7 million shares for the years ended December 31, 2022, 2021 and 2020, respectively, related to these awards, were considered anti-dilutive and therefore were excluded from the computation of diluted earnings per common share.

NOTE 13.    EQUITY AND OTHER STOCK RELATED INFORMATION
Preferred Stock
The following table summarizes the Company's preferred stock issued and outstanding at December 31, 2022 and 2021.

Series	Issuance Date	Redeemable by Issuer Beginning	Per Annum Dividend Rate	Liquidation Preference per Share	Total Shares Outstanding	December 31, 2022	December 31, 2021
($ in millions, except per share data)
Series A(a)	November 14, 2019	November 15, 2024	5.625%	$1,000	750,000	$734	$734
						$734	$734
_______________________
(a)Issued as depositary shares, each representing a 1/40th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable quarterly on February 15, May 15, August 15 and November 15 at a fixed rate, in each case when, as and if declared by the Board of Directors.
Dividends and Share Repurchases
During the years ended December 31, 2022, 2021 and 2020, we declared and paid common stock dividends of $0.90, $0.88 and $0.88 per share of common stock, or $434 million, $500 million and $520 million, respectively. We also declared and paid preferred stock dividends of $56.24 per share, or $42 million, for each of the years ended December 31, 2022, 2021 and 2020, respectively.
During the year ended December 31, 2022, the Company repurchased an aggregate of 90.7 million shares of our common stock for $3.3 billion. In April 2022, we announced that the Board of Directors approved an incremental share repurchase authorization of up to $2.8 billion through June 2023 (the "April 2022 Share Repurchase Program") and at December 31, 2022 we had $700 million remaining in share repurchase authorization. In all instances, our share repurchase programs are subject to market conditions and other factors, including legal and regulatory restrictions and required approvals.
Synchrony Financial Incentive Programs
We have established the Synchrony Financial 2014 Long-Term Incentive Plan, which we refer to as the “Incentive Plan.” The Incentive Plan permits us to issue stock-based, stock-denominated and other awards to officers, employees, consultants and non-employee directors providing services to the Company and our participating affiliates. Available awards under the Incentive Plan include stock options and stock appreciation rights, restricted stock and restricted stock units (“RSUs”), performance share units (“PSUs”) and other awards valued in whole or in part by reference to or otherwise based on our common stock (other stock-based awards), and dividend equivalents. Each RSU is convertible into one share of Synchrony Financial common stock. A total of 37.8 million shares of our common stock (including authorized and unissued shares) are available for granting awards under the Incentive Plan.
Our grants generally vest over 3 to 5 year terms on either an annual pro rata proportional basis, starting with the first anniversary of the award date, or at the end of the term of the award on a cliff basis, provided that the employee has remained continuously employed by the Company through such vesting date.
For PSUs, the number of shares of common stock that will ultimately be awarded is contingent upon meeting certain pre-defined financial goals over a designated three-year performance period, and can range from 0% to 150% of the number of PSUs awarded. In addition, the final number of shares of common stock to be awarded is also subject to a Total Shareholder Return (TSR) modifier of +/-20% based on our TSR performance relative to peers.

Compensation expense related to our equity awards is recorded as a component of Employee costs in our Consolidated Statement of Earnings, with a corresponding adjustment to equity, net of tax, included within our Consolidated Statement of Equity. At December 31, 2022, there were 4.8 million stock options issued and outstanding and 5.6 million unvested other stock-based awards, including 3.2 million RSUs and 2.4 million PSUs. The total unrecognized compensation cost related to these awards at December 31, 2022 was $102 million, which is expected to be amortized over a weighted average period of 1.7 years.
NOTE 14.    INCOME TAXES
Earnings before Provision for Income Taxes

For the years ended December 31 ($ in millions)	2022	2021	2020
U.S.	$3,947	$5,483	$1,780
Non-U.S.	15	20	17
Earnings before provision for income taxes	$3,962	$5,503	$1,797
Provision for Income Taxes

For the years ended December 31 ($ in millions)	2022	2021	2020
Current provision for income taxes
U.S. Federal	$1,145	$895	$843
U.S. state and local	217	163	167
Non-U.S.	5	5	4
Total current provision for income taxes	1,367	1,063	1,014

Deferred provision (benefit) for income taxes
U.S. Federal	(352)	180	(486)
U.S. state and local	(71)	40	(115)
Non-U.S.	2	(1)	(1)
Deferred provision (benefit) for income taxes	(421)	219	(602)
Total provision for income taxes	$946	$1,282	$412
Reconciliation of Our Effective Tax Rate to the U.S. Federal Statutory Income Tax Rate

For the years ended December 31	2022	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
U.S. state and local income taxes, net of federal benefit	3.6	3.4	3.6
Release of uncertain tax positions, net of federal benefit	(0.6)	(1.0)	(1.7)
All other, net	(0.1)	(0.1)	—
Effective tax rate	23.9%	23.3%	22.9%

Significant Components of Our Net Deferred Income Taxes

At December 31 ($ in millions)	2022	2021
Assets
Allowance for credit losses	$2,366	$2,166
Compensation and employee benefits	128	134
Other assets	193	190
Total deferred income tax assets before valuation allowance	2,687	2,490
Valuation allowance	(13)	—
Total deferred income tax assets	$2,674	$2,490

Liabilities
Original issue discount	$(504)	$(637)
Goodwill and identifiable intangibles	(205)	(197)
Software amortization	—	(88)
Other liabilities	(137)	(177)
Total deferred income tax liabilities	(846)	(1,099)
Net deferred income tax assets	$1,828	$1,391
Unrecognized Tax Benefits
Reconciliation of Unrecognized Tax Benefits

($ in millions)	2022	2021
Balance at January 1	$274	$268
Additions:
Tax positions of the current year	97	113
Tax positions of prior years	1	3
Reductions:
Prior year tax positions	(73)	(78)
Settlements with tax authorities	—	(1)
Expiration of the statute of limitation	(32)	(31)
Balance at December 31	$267	$274
Portion of balance that, if recognized, would impact the effective income tax rate	$177	$160
The amount of unrecognized tax benefits that is reasonably possible to be resolved in the next twelve months is expected to be $74 million, of which, $24 million, if recognized, would reduce the company’s tax expense and effective tax rate. Included in the $74 million of unrecognized benefits are certain temporary differences that would not affect the effective tax rate if they were recognized in the Consolidated Statement of Earnings.
Additionally, there are unrecognized tax benefits of $16 million and $18 million for the years ended December 31, 2022 and 2021, respectively, that are included in the tabular reconciliation above but recorded in the Consolidated Statement of Financial Position as a reduction of the related deferred tax asset.
The Company continued to participate voluntarily in the IRS Compliance Assurance Process (“CAP”) program for the 2022 tax year, and thus the tax year is under IRS review. We expect that the IRS review of our 2022 return will be substantially completed prior to its filing in 2023. During the current year, the IRS completed its examination of our 2021 tax year, which was our only other year subject to current IRS audit. Additionally, we are under examination in various states going back to 2014.
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

NOTE 15.     PARENT COMPANY FINANCIAL INFORMATION
The following tables present parent company financial statements for Synchrony Financial. At December 31, 2022, restricted net assets of our subsidiaries were $11.6 billion.
Condensed Statements of Earnings

For the years ended December 31 ($ in millions)	2022	2021	2020
Interest income:
Interest income from subsidiaries	$134	$67	$110
Interest on cash and debt securities	8	1	3
Total interest income	142	68	113
Interest expense:
Interest on senior unsecured notes	279	264	272
Total interest expense	279	264	272
Net interest income (expense)	(137)	(196)	(159)
Dividends from bank subsidiaries	3,150	2,600	1,325
Dividends from nonbank subsidiaries	290	147	51
Other income	122	327	117
Other expense	177	292	125
Earnings before benefit from income taxes	3,248	2,586	1,209
Benefit from income taxes	(46)	(26)	(42)
Equity in undistributed net earnings (loss) of subsidiaries	(278)	1,609	134
Net earnings	$3,016	$4,221	$1,385

Comprehensive income	$2,960	$4,203	$1,392
Condensed Statements of Financial Position

At December 31 ($ in millions)	2022	2021
Assets
Cash and equivalents	$3,287	$3,546
Debt securities	60	94
Investments in and amounts due from subsidiaries(a)	16,338	16,899
Goodwill	59	59
Other assets	326	293
Total assets	$20,070	$20,891

Liabilities and Equity
Amounts due to subsidiaries	$287	$276
Senior unsecured notes	6,473	6,470
Accrued expenses and other liabilities	437	490
Total liabilities	7,197	7,236
Equity:
Total equity	12,873	13,655
Total liabilities and equity	$20,070	$20,891
_____________
(a)     Includes investments in and amounts due from bank subsidiaries of $12.4 billion and $12.7 billion at December 31, 2022 and 2021, respectively.

Condensed Statements of Cash Flows

For the years ended December 31 ($ in millions)	2022	2021	2020
Cash flows - operating activities
Net earnings	$3,016	$4,221	$1,385
Adjustments to reconcile net earnings to cash provided from operating activities
Deferred income taxes	(1)	34	31
(Increase) decrease in other assets	(28)	(117)	(70)
Increase (decrease) in accrued expenses and other liabilities	(4)	26	(41)
Equity in undistributed net (earnings) loss of subsidiaries	278	(1,609)	(134)
All other operating activities	28	106	96
Cash provided from (used for) operating activities	3,289	2,661	1,267

Cash flows - investing activities
Net (increase) decrease in investments in and amounts due from subsidiaries	265	645	109
Maturity and sales of debt securities	21	44	370
Purchases of debt securities	—	(5)	—
All other investing activities	(6)	(132)	(10)
Cash provided from (used for) investing activities	280	552	469

Cash flows - financing activities
Senior unsecured notes
Proceeds from issuance of senior unsecured notes	745	744	—
Maturities and repayment of senior unsecured notes	(750)	(750)	(1,000)
Dividends paid on preferred stock	(42)	(42)	(42)
Purchases of treasury stock	(3,320)	(2,876)	(985)
Dividends paid on common stock	(434)	(500)	(520)
Increase (decrease) in amounts due to subsidiaries	14	4	45
All other financing activities	(41)	32	(4)
Cash provided from (used for) financing activities	(3,828)	(3,388)	(2,506)

Increase (decrease) in cash and equivalents	(259)	(175)	(770)
Cash and equivalents at beginning of year	3,546	3,721	4,491
Cash and equivalents at end of year	$3,287	$3,546	$3,721

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

Controls and Procedures
____________________________________________________________________________________________
Evaluation of Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), and based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.
Changes in Internal Control Over Financial Reporting
There was no change in internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 and has concluded that such internal control over financial reporting is effective. There are no material weaknesses in the Company’s internal control over financial reporting that have been identified by the Company’s management.
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2022 and has also issued an audit report, which is included in “Consolidated Financial Statements and Supplementary Data” of this Form 10-K Report, on internal control over financial reporting as of December 31, 2022 under Auditing Standard No. 2201 of the Public Company Accounting Oversight Board (“PCAOB”).

OTHER KEY INFORMATION
Properties
____________________________________________________________________________________________
Our corporate headquarters are located on a site in Stamford, Connecticut that we lease from a third party.
In addition to those set forth below, we maintain offices at a few of our U.S. partner locations pursuant to servicing, lease or license agreements.
We believe our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our operations.
The table below sets out selected information on our principal facilities.

Location	Owned/Leased
Corporate Headquarters:
Stamford, CT	Leased

Bank Headquarters:
Draper, UT	Leased

Customer Service Centers:
Altamonte Springs, FL	Leased
Charlotte, NC	Leased
Hyderabad, India	Leased
Cebu, Philippines	Leased
Manila, Philippines	Leased

Other Support Centers:
Alpharetta, GA	Leased
Bentonville, AR	Leased
Champaign, IL	Leased
Chicago, IL	Leased
Costa Mesa, CA	Leased
New York, NY	Leased
Washington, DC	Leased
West Chester, OH	Leased
Bangalore, India	Leased

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
____________________________________________________________________________________________
Market Information
Our common stock trades on the New York Stock Exchange under the symbol “SYF.”
The following table reflects the cash dividends we declared for the periods indicated.

Cash dividends declared
($ in dollars)
2022
Fourth quarter	$0.23
Third quarter	$0.23
Second quarter	$0.22
First quarter	$0.22

2021
Fourth quarter	$0.22
Third quarter	$0.22
Second quarter	$0.22
First quarter	$0.22
Holders
At February 3, 2023, the approximate number of holders of record of common stock was 2,311.
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

Performance Graph
The following graph compares the cumulative total stockholders return (rounded to the nearest whole dollar) of the Company's common stock, the S&P 500 Stock Index and the S&P 500 Financials Index for the period from December 31, 2017 through December 31, 2022. The graph assumes an initial investment of $100 on December 31, 2017. The cumulative returns for the Company's common stock and financial indices assume full reinvestment of dividends. This graph does not forecast future performance of the Company's common stock.

$240.00
$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
2017
2018
2019
2020
2021
2022
Synchrony Financial
S&P 500
S&P 500 Financials

	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022
Synchrony Financial	$100.00	$62.20	$97.94	$97.97	$133.63	$94.65
S&P 500	$100.00	$95.62	$125.72	$148.85	$191.58	$156.88
S&P 500 Financials	$100.00	$86.97	$114.91	$112.96	$152.54	$136.48
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock primarily related to our share repurchase program that were made by us or on our behalf during the three months ended December 31, 2022.

($ in millions, except per share data)	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Program(c)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program(b)
October 1 - 31, 2022	11,136,463	$32.05	11,136,429	$1,043.1
November 1 - 30, 2022	6,545,256	$35.92	6,545,253	$808.0
December 1 - 31, 2022	3,078,276	$35.08	3,078,261	$700.0
Total	20,759,995	$33.72	20,759,943	$700.0
_______________________
(a)Includes 34 shares, 3 shares and 15 shares withheld in October, November and December, respectively, to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying performance stock awards, restricted stock awards or upon the exercise of stock options.
(b)Amounts exclude commission costs.
(c)In May 2021, the Board of Directors approved a share repurchase authorization of $2.8 billion through June 2023.

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
4.1
Indenture, dated as of August 11, 2014, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on August 13, 2014)

4.2
First Supplemental Indenture, dated as of August 11, 2014, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on August 13, 2014)

4.3
Third Supplemental Indenture, dated as of July 23, 2015, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on July 23, 2015)

4.4
Sixth Supplemental Indenture, dated as of August 4, 2016, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on August 4, 2016)

4.5
Seventh Supplemental Indenture, dated as of December 1, 2017, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on December 1, 2017)

4.6
Eighth Supplemental Indenture, dated as of March 19, 2019, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on March 19, 2019)

4.7
Ninth Supplemental Indenture, dated as of July 25, 2019, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on July 25, 2019)

4.8
Tenth Supplemental Indenture, dated as of October 28, 2021, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on October 28, 2021)

4.9
Eleventh Supplemental Indenture, dated as of June 13, 2022, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on June 13, 2022)

4.10	Form of 4.500% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on July 23, 2015)
4.11	Form of 3.700% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on August 4, 2016)
4.12	Form of 3.950% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on December 1, 2017)
4.13	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 333-194528))
4.14	Form of 4.375% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on March 19, 2019)
4.15	Form of 5.150% Senior Notes due 2029 (incorporated by reference to Exhibit 4.3 of Form 8-K filed by Synchrony Financial on March 19, 2019)
4.16	Form of 2.850% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on July 25, 2019)
4.17	Form of 2.875% Senior Notes due 2031 (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on October 28, 2021)
4.18	Form of 4.875% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on June 13, 2022)
4.19
Certificate of Designations of 5.625% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, dated November 13, 2019. (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on November 14, 2019)

4.20
Deposit Agreement, dated November 14, 2019, by and among the Company, Computershare Inc. and Computershare Trust Company, N.A., collectively as Depositary, and the holders from time to time of the depositary receipts described therein. (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on November 14, 2019)

4.21*	Description of Registrant's Securities
10.1
Master Agreement, dated as of July 30, 2014, among General Electric Capital Corporation, Synchrony Financial, and, solely for purposes of certain sections and articles set forth therein, General Electric Company (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.2
Transitional Services Agreement, dated August 5, 2014, by and among General Electric Capital Corporation, Synchrony Financial and Retail Finance International Holdings, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed by Synchrony Financial on August 11, 2014)

10.3
Employee Matters Agreement, dated as of August 5, 2014, by and among General Electric Company, General Electric Capital Corporation and Synchrony Financial (incorporated by reference to Exhibit 10.4 of Form 8-K filed by Synchrony Financial on August 11, 2014)

10.4
Transitional Trademark License Agreement, dated as of August 5, 2014, by and between GE Capital Registry, Inc. and Synchrony Financial (incorporated by reference to Exhibit 10.5 of Form 8-K filed by Synchrony Financial on August 11, 2014)

10.5
Intellectual Property Cross License Agreement, dated as of August 5, 2014, by and between General Electric Company and General Electric Capital Corporation, on the one hand, and Synchrony Financial, on the other hand (incorporated by reference to Exhibit 10.6 of Form 8-K filed by Synchrony Financial on August 11, 2014)

10.6+
Form of agreement for awards of Performance Share Units under Synchrony 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed by Synchrony Financial on April 28, 2016)

10.7
Master Indenture, dated as of September 25, 2003, between Synchrony Credit Card Master Note Trust (formerly known as GE Capital Credit Card Master Note Trust), as Issuer and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.8
Omnibus Amendment No. 1 to Securitization Documents, dated as of February 9, 2004, among RFS Holding, L.L.C., RFS Funding Trust, GE Capital Retail Bank (formerly known as Monogram Credit Card Bank of Georgia), Synchrony Credit Card Master Note Trust, Deutsche Bank Trust Company Delaware, as Trustee of RFS Funding Trust, RFS Holding, Inc. and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.16 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.9
Second Amendment to Master Indenture, dated as of June 17, 2004, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on July 2, 2004)

10.10
Third Amendment to Master Indenture, dated as of August 31, 2006, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on September 5, 2006)

10.11
Fourth Amendment to Master Indenture, dated as of June 28, 2007, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

10.12
Fifth Amendment to Master Indenture, dated as of May 22, 2008, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

10.13
Sixth Amendment to Master Indenture, dated as of August 7, 2009, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on August 7, 2009)

10.14
Seventh Amendment to Master Indenture, dated as of January 21, 2014, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on January 21, 2014)

10.15
Eighth Amendment to Master Indenture and Omnibus Supplement to Specified Indenture Supplements, dated as of March 11, 2014, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 14, 2014)

10.16
Ninth Amendment to Master Indenture, dated as of November 24, 2015, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 25, 2015)

10.17
Tenth Amendment to Master Indenture, dated as of March 3, 2016, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 7, 2016)

10.18
Eleventh Amendment to Master Indenture, dated as of April 21, 2017, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on April 26, 2017)

10.19
Twelfth Amendment to Master Indenture, dated as of March 16, 2021, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 17, 2021)

10.20
Second Omnibus Supplement to Specified Indenture Supplements, dated as of April 21, 2017, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.6 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on April 26, 2017)

10.21
Form of Indenture Supplement, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.8 of Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 16, 2012 (333-181466))

10.22
Form of Indenture Supplement, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.12 of Form SF-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 30, 2015 (333-206176))

10.23
Form of VFN Indenture Supplement, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.24 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.24
Form of Loan Agreement (VFN Series, Class A), among Synchrony Credit Card Master Note Trust, the Lenders party thereto from time to time, and the Managing Agents party thereto from time to time (incorporated by reference to Exhibit 10.25 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.25
Trust Agreement, dated as of September 25, 2003, between RFS Holding, L.L.C. and The Bank of New York (Delaware) (incorporated by reference to Exhibit 4.3 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.26
First Amendment to Trust Agreement, dated as of January 21, 2014, between RFS Holding, L.L.C. and BNY Mellon Trust of Delaware (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Master Note Trust and RFS Holding, L.L.C. on January 21, 2014)

10.27
Second Amendment to Trust Agreement, dated as of September 8, 2014, between RFS Holding, L.L.C. and BNY Mellon Trust of Delaware (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Master Note Trust and RFS Holding, L.L.C. on September 11, 2014)

10.28
Third Amendment to Trust Agreement, dated as of April 21, 2017, between RFS Holding, L.L.C. and BNY Mellon Trust of Delaware (incorporated by reference to Exhibit 4.5 of the current report on Form 8-K filed by Synchrony Credit Master Note Trust and RFS Holding, L.L.C. on April 26, 2017)

10.29
Custody and Control Agreement, dated as of September 25, 2003 by and among Deutsche Bank Trust Company of Americas, in its capacity as Custodian and in its capacity as Indenture Trustee, and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.8 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.30
Receivables Sale Agreement, dated as of June 27, 2003, between GE Capital Retail Bank (formerly known as Monogram Credit Card Bank of Georgia) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.9 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.31
RSA Assumption Agreement and Second Amendment to Receivables Sale Agreement, dated as of February 7, 2005, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on February 11, 2005)

10.32
Third Amendment to Receivables Sale Agreement, dated as of December 21, 2006, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 21, 2006)

10.33
Fourth Amendment to Receivables Sale Agreement, dated as of May 21, 2008, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

10.34
Designation of Removed Accounts and Fifth Amendment to Receivables Sale Agreement, dated as of December 29, 2008, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 30, 2008)

10.35
Designation of Removed Accounts and Sixth Amendment to Receivables Sale Agreement, dated as of February 26, 2009, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on February 26, 2009)

10.36
Seventh Amendment to Receivables Sale Agreement, dated as of November 23, 2010, between GE Capital Retail Bank (formerly known as GE Money Bank), and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 24, 2010)

10.37
Eighth Amendment to Receivables Sale Agreement, dated as of March 20, 2012, among GE Capital Retail Bank, RFS Holding, Inc., PLT Holding, L.L.C. and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 21, 2012)

10.38
Ninth Amendment to Receivables Sale Agreement, dated as of March 11, 2014, among GE Capital Retail Bank, RFS Holding, Inc., PLT Holding, L.L.C. and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 14, 2014)

10.39
Designation of Removed Accounts and Tenth Amendment to Receivables Sale Agreement, dated as of November 7, 2014, among Synchrony Bank (formerly known as GE Capital Retail Bank), RFS Holding Inc., PLT Holding, L.L.C. and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 14, 2014)

10.40
Eleventh Amendment to Receivables Sale Agreement, dated as of March 3, 2016 among Synchrony Bank (formerly known as GE Capital Retail Bank), RFS Holding Inc., PLT Holding, L.L.C. and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 7, 2016)

10.41
Twelfth Amendment to Receivables Sale Agreement, dated as of April 21, 2017 between Synchrony Bank (formerly known as GE Capital Retail Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on April 26, 2017)

10.42
Thirteenth Amendment to Receivables Sale Agreement, dated as of May 31, 2017 between Synchrony Bank (formerly known as GE Capital Retail Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on June 2, 2017)

10.43
Designation of Removed Accounts and Fourteenth Amendment to Receivables Sale Agreement, dated as of October 11, 2019, between Synchrony Bank (formerly known as GE Capital Retail Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on October 15, 2019)

10.44
Fifteenth Amendment to Receivables Sale Agreement, dated as of March 16, 2021, between Synchrony Bank (formerly known as GE Capital Retail Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 17, 2021)

10.45
Designation of Removed Accounts and Sixteenth Amendment to Receivables Sale Agreement, dated as of June 17, 2022, between Synchrony Bank (formerly known as GE Capital Retail Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on June 21, 2022)

10.46
Transfer Agreement, dated as of September 25, 2003, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.12 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.47
Second Amendment to Transfer Agreement, dated as of June 17, 2004, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on July 2, 2004)

10.48
Third Amendment to Transfer Agreement, dated as of November 21, 2004, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 24, 2004)

10.49
Fourth Amendment to Transfer Agreement, dated as of August 31, 2006, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on September 5, 2006)

10.50
Fifth Amendment to Transfer Agreement, dated as of December 21, 2006, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 21, 2006)

10.51
Sixth Amendment to Transfer Agreement, dated as of May 21, 2008, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

10.52
Reassignment of Receivables in Removed Accounts and Seventh Amendment to Transfer Agreement, dated as of December 29, 2008, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 30, 2008)

10.53
Reassignment No. 4 of Receivables in Removed Accounts and Eighth Amendment to Transfer Agreement, dated as of February 26, 2009, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on February 26, 2009)

10.54
Ninth Amendment to Transfer Agreement, dated as of March 31, 2010, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 31, 2010)

10.55
Tenth Amendment to Transfer Agreement, dated as of March 20, 2012, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 21, 2012)

10.56
Eleventh Amendment to Transfer Agreement, dated as of March 3, 2016, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 7, 2016)

10.57
Twelfth Amendment to Transfer Agreement, dated as of February 23, 2017, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on February 28, 2017)

10.58
Thirteenth Amendment to Transfer Agreement, dated as of April 21, 2017, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on April 26, 2017)

10.59
Fourteenth Amendment to Transfer Agreement, dated as of March 16, 2021, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 17, 2021)

10.60
Servicing Agreement, dated as of June 27, 2003, by and among RFS Funding Trust Synchrony Credit Card Master Note Trust and General Electric Capital Corporation, successor to GE Capital Retail Bank (formerly known as Monogram Credit Card Bank of Georgia) (incorporated by reference to Exhibit 4.13 of Amendment No. 1 to Form S-3 Registration Statement filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.61
Servicing Assumption Agreement, dated as of February 7, 2005, by GE Capital Retail Bank (formerly known as GE Money Bank) (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on February 11, 2005)

10.62
First Amendment to Servicing Agreement, dated as of May 22, 2006, between Synchrony Credit Card Master Note Trust and GE Capital Retail Bank (formerly known as GE Money Bank) (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 25, 2006)

10.63
Second Amendment to Servicing Agreement, dated as of June 28, 2007, between Synchrony Credit Card Master Note Trust and GE Capital Retail Bank (formerly known as GE Money Bank) (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on June 28, 2007)

10.64
Instrument of Resignation, Appointment and Acceptance and Third Amendment to Servicing Agreement, dated as of May 22, 2008, by and among Synchrony Credit Card Master Note Trust, GE Capital Retail Bank (formerly known as GE Money Bank) and General Electric Capital Corporation (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

10.65
Fourth Amendment to Servicing Agreement, dated as of July 16, 2014, between Synchrony Credit Card Master Note Trust and General Electric Capital Corporation (incorporated by reference to Exhibit 4.14 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on July 16, 2014)

10.66
Fifth Amendment to Servicing Agreement, dated as of November 24, 2015, between Synchrony Credit Card Master Note Trust and General Electric Capital Corporation (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 25, 2015)

10.67
Sixth Amendment to Servicing Agreement, dated as of April 21, 2017, between Synchrony Credit Card Master Note Trust and Synchrony Financial (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on April 26, 2017)

10.68
Instrument of Resignation, Appointment and Acceptance, dated as of December 2, 2015, by and among Synchrony Credit Card Master Note Trust, General Electric Capital LLC and Synchrony Financial (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 4, 2015)

10.69
Administration Agreement, dated as of September 25, 2003, among Synchrony Credit Card Master Note Trust, General Electric Capital Corporation, as Administrator, and The Bank of New York (Delaware), not in its individual capacity but solely as Trustee (incorporated by reference to Exhibit 4.14 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

10.70
Asset Representations Review Agreement, dated as of March 4, 2016, among Synchrony Bank, RFS Holding, L.L.C., Synchrony Credit Card Master Note Trust, Synchrony Financial and Clayton Fixed Income Services LLC (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 7, 2016)

10.71
First Amendment to Administration Agreement, dated as of May 4, 2009, between Synchrony Credit Card Master Note Trust and General Electric Capital Corporation (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on May 6, 2009)

10.72
Instrument of Resignation, Appointment and Acceptance, dated as of July 16, 2014, by and among GE Capital Credit Card Master Note Trust, BNY Mellon Trust of Delaware and General Electric Capital Corporation (incorporated by reference to Exhibit 4.13 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on July 16, 2014)

10.73
Master Indenture, dated as of February 29, 2012, between GE Sales Finance Master Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.55 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.74
Supplement No. 1 to Master Indenture, dated as of September 19, 2012, between GE Sales Finance Master Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.56 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.75
Supplement No. 2 to Master Indenture, dated as of March 21, 2014, between GE Sales Finance Master Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.57 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.76
Form of Indenture Supplement, between GE Sales Finance Master Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.58 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.77
Form of Loan Agreement, among GE Sales Finance Master Trust, the Lenders party thereto from time to time, and the Lender Group Agents for the Lender Groups party thereto from time to time (incorporated by reference to Exhibit 10.59 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.78
Amended and Restated Trust Agreement of GE Sales Finance Master Trust, dated as of February 29, 2012, between GE Sales Finance Holding, L.L.C. and BNY Mellon Trust of Delaware (incorporated by reference to Exhibit 10.60 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.79
Amended and Restated Receivables Participation Agreement, dated as of February 29, 2012, between GE Capital Retail Bank and GEMB Lending Inc. (incorporated by reference to Exhibit 10.61 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.80
First Amendment to Amended and Restated Receivables Participation Agreement, dated as of August 17, 2012, between GE Capital Retail Bank and GEMB Lending Inc. (incorporated by reference to Exhibit 10.62 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.81
Second Amendment to Amended and Restated Receivables Participation Agreement, dated as of August 5, 2013, between GE Capital Retail Bank and GEMB Lending Inc. (incorporated by reference to Exhibit 10.63 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.82
Participation Interest Sale Agreement, dated as of February 29, 2012, between GEMB Lending Inc. and GE Sales Finance Holding, L.L.C. (incorporated by reference to Exhibit 10.64 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.83
First Amendment to Participation Interest Sale Agreement, dated as of September 19, 2012, between GEMB Lending Inc. and GE Sales Finance Holding, L.L.C. (incorporated by reference to Exhibit 10.65 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.84
Second Amendment to Participation Interest Sale Agreement, dated as of March 21, 2014, between GEMB Lending Inc. and GE Sales Finance Holding, L.L.C. (incorporated by reference to Exhibit 10.66 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.85
Transfer Agreement, dated as of February 29, 2012, between GE Sales Finance Holding, L.L.C. and GE Sales Finance Master Trust (incorporated by reference to Exhibit 10.67 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.86
First Amendment to Transfer Agreement, dated as of September 19, 2012, between GE Sales Finance Holding, L.L.C. and GE Sales Finance Master Trust (incorporated by reference to Exhibit 10.68 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.87
Second Amendment to Transfer Agreement, dated as of March 21, 2014, between GE Sales Finance Holding, L.L.C. and GE Sales Finance Master Trust (incorporated by reference to Exhibit 10.69 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.88
Servicing Agreement, dated as of February 29, 2012, between GE Capital Retail Bank and GE Sales Finance Master Trust (incorporated by reference to Exhibit 10.70 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.89
Administration Agreement, dated as of February 29, 2012, between GE Sales Finance Master Trust and GE Capital Retail Bank (incorporated by reference to Exhibit 10.71 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on April 25, 2014 (No. 333-194528))

10.90+
General Electric Supplementary Pension Plan, as amended effective January 1, 2011 (incorporated by reference to Exhibit 10(g) of the annual report on Form 10-K filed by General Electric Company on February 25, 2011)

10.91+
Form of Indemnification Agreement for directors, executive officers and key employees (incorporated by reference to Exhibit 10.89 of Amendment No. 1 to Form S-1 Registration Statement filed by Synchrony Financial on August 1, 2014 (333-197244))

10.92+
Synchrony Financial Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.91 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 33-194528))

10.93+	Form of Synchrony Financial Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Synchrony Financial on September 22, 2014)
10.94+	First Amendment to the Synchrony Financial Deferred Compensation Plan (incorporated by reference to Exhibit 10.109 to 2014 Annual Report on Form 10-K filed by Synchrony Financial on February 23, 2015)
10.95+	Form of Restricted Stock Unit and Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.2 to Form 8-K filed by Synchrony Financial on September 22, 2014)
10.96+	Form of Synchrony Financial Amended and Restated Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by Synchrony Financial on October 21, 2021)
10.97+	Form of Synchrony Financial Amended and Restated Restoration Plan (incorporated by reference to Exhibit 10.3 to Form 10-Q filed by Synchrony Financial on July 28, 2017)
10.98+	Form of Synchrony Financial Change in Control Severance Plan (incorporated by reference to Exhibit 10.3 to Form 8-K filed by Synchrony Financial on May 27, 2015)
10.99+	Synchrony Financial Amended and Restated 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by Synchrony Financial on October 21, 2021)
10.100†
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

10.122
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

10.124	Synchrony Financial Amended and Restated 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the quarterly report on Form 10-Q filed by Synchrony Financial on October 24, 2019)

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
10.128+
Separation Agreement and Release, dated as of December 9, 2020, between Synchrony Bank and Neeraj Mehta (incorporated by reference to Exhibit 10.127 of the annual report on Form 10-K filed by Synchrony Financial on February 11, 2021)

21.1*	Subsidiaries of the Registrant
23.1*	Consent of KPMG LLP
24.1*	Powers of Attorney (included on the signature page)
31(a)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended
31(b)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended
32*	Certification Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included as Exhibit 101)
______________________
*Filed electronically herewith.
†Confidential treatment granted to certain portions, which portions have been provided separately to the Securities and Exchange Commission.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(b) of this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2022, to be signed on its behalf by the undersigned, and in the capacity indicated, thereunto duly authorized in the City of Stamford and State of Connecticut on the 9th day of February 2023.

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

Signature	Title	Date

/s/ Brian D. Doubles	Principal Executive Officer Director	February 9, 2023
Brian D. Doubles Director and Chief Executive Officer

/s/ Brian J. Wenzel Sr.	Principal Financial Officer	February 9, 2023
Brian J. Wenzel Sr. Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

/s/ David P. Melito	Principal Accounting Officer	February 9, 2023
David P. Melito Senior Vice President and Controller

/s/ Fernando Aguirre	Director	February 9, 2023
Fernando Aguirre

/s/ Paget L. Alves	Director	February 9, 2023
Paget L. Alves

/s/ Kamila Chytil	Director	February 9, 2023
Kamila Chytil

/s/ Arthur W. Coviello, Jr.	Director	February 9, 2023
Arthur W. Coviello, Jr.

/s/ Roy A. Guthrie	Director	February 9, 2023
Roy A. Guthrie

/s/ Margaret M. Keane	Director	February 9, 2023
Margaret M. Keane

/s/ Jeffrey G. Naylor	Director	February 9, 2023
Jeffrey G. Naylor

/s/ P.W. Parker	Director	February 9, 2023
P.W. Parker

/s/ Laurel J. Richie	Director	February 9, 2023
Laurel J. Richie

/s/ Ellen M. Zane	Director	February 9, 2023
Ellen M. Zane