Form 10-Q
period 2023-03-31
Synchrony Financial
filed 2023-04-20
CIK 1601712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 17, 2023 was 428,570,576.

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
For a description of certain other terms we use, including “active account” and “purchase volume,” see the notes to “Management’s Discussion and Analysis—Results of Operations—Other Financial and Statistical Data” in our Annual Report on Form 10-K for the year ended December 31, 2022 (our “2022 Form 10-K”). There is no standard industry definition for many of these terms, and other companies may define them differently than we do.

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
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this report and in our public filings, including under the heading “Risk Factors Relating to Our Business” and “Risk Factors Relating to Regulation” in our 2022 Form 10-K. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties, or potentially inaccurate assumptions that could cause our current expectations or beliefs to change. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report and in our 2022 Form 10-K. The discussion below contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations. See “Cautionary Note Regarding Forward-Looking Statements.”
Introduction and Business Overview
____________________________________________________________________________________________
We are a premier consumer financial services company delivering one of the industry's most complete, digitally-enabled product suites. Our experience, expertise and scale encompass a broad spectrum of industries including digital, health and wellness, retail, telecommunications, home, auto, outdoor, pet and more. We have an established and diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” For the three months ended March 31, 2023, we financed $41.6 billion of purchase volume and had 69.5 million average active accounts, and at March 31, 2023, we had $91.1 billion of loan receivables.
We offer our credit products primarily through our wholly-owned subsidiary, the Bank. In addition, through the Bank, we offer, directly to retail, affinity relationships and commercial customers, a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”), including certificates of deposit, individual retirement accounts (“IRAs”), money market accounts, savings accounts and sweep and affinity deposits. We also take deposits at the Bank through third-party securities brokerage firms that offer our FDIC-insured deposit products to their customers. We have significantly expanded our online direct banking operations in recent years and our deposit base serves as a source of stable and diversified low cost funding for our credit activities. At March 31, 2023, we had $74.4 billion in deposits, which represented 83% of our total funding sources.
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
Corp, Other
Corp, Other includes activity and balances related to certain program agreements with retail partners and merchants that will not be renewed beyond their current expiration date and certain programs that were previously terminated, which are not managed within the five sales platforms discussed above. Prior year activity in Corp, Other primarily includes activity associated with the Gap Inc. and BP portfolios, which were both sold in the second quarter of 2022. Corp, Other also includes amounts related to changes in the fair value of equity investments and realized gains or losses associated with the sale of investments.

Our Credit Products
____________________________________________________________________________________________
Through our sales platforms, we offer three principal types of credit products: credit cards, commercial credit products and consumer installment loans. We also offer a debt cancellation product.
The following table sets forth each credit product by type and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at March 31, 2023.

		Promotional Offer
Credit Product	Standard Terms Only	Deferred Interest	Other Promotional	Total
Credit cards	58.3%	19.8%	16.4%	94.5%
Commercial credit products	1.8	—	—	1.8
Consumer installment loans	0.1	0.1	3.4	3.6
Other	0.1	—	—	0.1
Total	60.3%	19.9%	19.8%	100.0%
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
•Dual Cards and General Purpose Co-Branded Cards. Our patented Dual Cards are credit cards that function as private label credit cards when used to purchase goods and services from our partners, and as general purpose credit cards when used to make purchases from other retailers wherever cards from those card networks are accepted or for cash advance transactions. We also offer general purpose co-branded credit cards that do not function as private label credit cards, as well as a Synchrony-branded general purpose credit card. Dual Cards and general purpose co-branded credit cards are offered across all of our sales platforms and credit is typically extended on standard terms only. We offer either Dual Cards or general purpose co-branded credit cards through over 15 of our large partners, of which the majority are Dual Cards, as well as our CareCredit Dual Card. Consumer Dual Cards and Co-Branded cards totaled 24% of our total loan receivables portfolio at March 31, 2023.
Commercial Credit Products
We offer private label cards and Dual Cards for commercial customers that are similar to our consumer offerings. We also offer a commercial pay-in-full accounts receivable product to a wide range of business customers.
Installment Loans
We originate secured installment loans to consumers (and a limited number of commercial customers) in the United States, primarily for power products in our Outdoor market (motorcycles, ATVs and lawn and garden). We also offer unsecured installment loans primarily in our Health and Wellness sales platform and through our various other installment products, such as our Synchrony Pay Later solutions, including pay in 4 and pay monthly options for short-term loans. Installment loans are closed-end credit accounts where the customer pays down the outstanding balance in installments. Installment loans are generally assessed periodic finance charges using fixed interest rates.

Business Trends and Conditions
____________________________________________________________________________________________
We believe our business and results of operations will be impacted in the future by various trends and conditions. For a discussion of certain trends and conditions, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Trends and Conditions” in our 2022 Form 10-K. For a discussion of how certain trends and conditions impacted the three months ended March 31, 2023, see “—Results of Operations.”

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
The seasonal trends discussed above are most evident between the fourth quarter and the first quarter of the following year, particularly with respect to our loan receivables which decreased by $1.3 billion, or 1.5% to $91.1 billion at March 31, 2023 compared to $92.5 billion at December 31, 2022, and our allowance for credit losses as a percentage of total loan receivables that increased to 10.44% at March 31, 2023, from 10.30% at December 31, 2022.
However, in addition to these seasonal trends, the elevated customer payment behavior we have experienced in recent years and more recently the subsequent moderation from these elevated levels, has also significantly impacted our key financial metrics and the fluctuations experienced between quarterly periods. The effects from these changes in customer payment behavior have resulted in either partial, or in some instances full, offset to the impact from the ongoing seasonal trends discussed above. This is most evident in our past due balances which increased to $3.5 billion at March 31, 2023 from $3.4 billion at December 31, 2022 due to the impact from lower customer payment rates which exceeded the effects of the seasonal trends we experienced. The same factors also provided a partial offset to the seasonal decrease in our loan receivables in the first quarter of 2023.

Results of Operations
____________________________________________________________________________________________
Highlights for the Three Months Ended March 31, 2023
Below are highlights of our performance for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, as applicable, except as otherwise noted.
•Net earnings decreased to $601 million from $932 million. The decrease in the three months ended March 31, 2023 was primarily driven by increases in provision for credit losses and higher interest expense, partially offset by higher interest income and lower retailer share arrangements.
•Loan receivables increased 15.5% to $91.1 billion at March 31, 2023 compared to $78.9 billion at March 31, 2022, driven by purchase volume growth and lower customer payment rates.
•Net interest income increased 6.9% to $4.1 billion for the three months ended March 31, 2023. Interest and fees on loans increased 15.2% for the three months ended March 31, 2023, primarily driven by growth in average loan receivables, partially offset by the impacts of portfolios sold in the second quarter of 2022. For the three months ended March 31, 2023, interest expense increased 215.5%, due to higher benchmark rates and higher funding liabilities.
•Retailer share arrangements decreased 16.9% to $917 million for the three months ended March 31, 2023, primarily due to the impacts of portfolios sold in the second quarter of 2022 and higher net charge-offs, partially offset by higher net interest income.
•Over-30 day loan delinquencies as a percentage of period-end loan receivables increased 103 basis points to 3.81% at March 31, 2023. The net charge-off rate increased 176 basis points to 4.49% for the three months ended March 31, 2023.
•Provision for credit losses increased to $1.3 billion from $521 million for the three months ended March 31, 2023 primarily driven by higher net charge-offs and also a reserve build in the current year period driven by higher loan receivables and the potential effects of industry credit contraction on the economy, compared to a reserve release in the prior year. Our allowance coverage ratio (allowance for credit losses as a percent of period-end loan receivables) decreased to 10.44% at March 31, 2023, as compared to 10.96% at March 31, 2022.

•Other expense increased by $80 million, or 7.7%, for the three months ended March 31, 2023, primarily driven by higher employee costs, operational losses and information processing.
•At March 31, 2023, deposits represented 83% of our total funding sources. Total deposits increased by 3.7% to $74.4 billion at March 31, 2023, compared to December 31, 2022.
•During the three months ended March 31, 2023, we declared and paid cash dividends on our Series A 5.625% non-cumulative preferred stock of $14.06 per share, or $11 million.
•During the three months ended March 31, 2023, we repurchased $400 million of our outstanding common stock, and declared and paid cash dividends of $0.23 per share, or $100 million. At March 31, 2023, we have a total share repurchase authorization of $300 million remaining. For more information, see “Capital—Dividend and Share Repurchases.”

2023 Partner Agreements
During the three months ended March 31, 2023, we continued to expand and diversify our portfolio with the addition or renewal of more than 15 partners, which included the following:
•In our Home & Auto sales platform, we announced our new partnerships with Big Brand Tire & Service and LG Air Conditioning and extended our program agreements with CCA Global Partners, CertainPath, Haverty's Furniture, Haynes and LoveSac.
•In our Health & Wellness sales platform, we expanded our network through our new partnerships with Hand & Stone, Marquee Dental Partners and Valley Veterinary, and also extended our endorsements with the American Dental Association and Academy of General Dentistry.
•In our Lifestyle sales platform, we extended our program agreement with Piaggio and launched Synchrony’s Outdoor Card, enabling easy and affordable financing solutions to powersports customers.
Summary Earnings
The following table sets forth our results of operations for the periods indicated.

	Three months ended March 31,
($ in millions)	2023	2022
Interest income	$4,786	$4,022
Interest expense	735	233
Net interest income	4,051	3,789
Retailer share arrangements	(917)	(1,104)
Provision for credit losses	1,290	521
Net interest income, after retailer share arrangements and provision for credit losses	1,844	2,164
Other income	65	108
Other expense	1,119	1,039
Earnings before provision for income taxes	790	1,233
Provision for income taxes	189	301
Net earnings	$601	$932
Net earnings available to common stockholders	$590	$922

Other Financial and Statistical Data
The following table sets forth certain other financial and statistical data for the periods indicated.

	At and for the
	Three months ended March 31,
($ in millions)	2023	2022
Financial Position Data (Average):
Loan receivables, including held for sale	$90,815	$82,747
Total assets	$105,842	$95,556
Deposits	$72,627	$62,688
Borrowings	$14,671	$14,046
Total equity	$13,414	$13,731
Selected Performance Metrics:
Purchase volume(1)(2)	$41,557	$40,490
Home & Auto	$10,863	$10,260
Digital	$12,261	$11,196
Diversified & Value	$13,439	$11,558
Health & Wellness	$3,690	$3,107
Lifestyle	$1,302	$1,195
Corp, Other	$2	$3,174
Average active accounts (in thousands)(2)(3)	69,494	70,127
Net interest margin(4)	15.22%	15.80%
Net charge-offs	$1,006	$558
Net charge-offs as a % of average loan receivables, including held for sale	4.49%	2.73%
Allowance coverage ratio(5)	10.44%	10.96%
Return on assets(6)	2.3%	4.0%
Return on equity(7)	18.2%	27.5%
Equity to assets(8)	12.67%	14.37%
Other expense as a % of average loan receivables, including held for sale	5.00%	5.09%
Efficiency ratio(9)	35.0%	37.2%
Effective income tax rate	23.9%	24.4%
Selected Period-End Data:
Loan receivables	$91,129	$78,916
Allowance for credit losses	$9,517	$8,651
30+ days past due as a % of period-end loan receivables(10)	3.81%	2.78%
90+ days past due as a % of period-end loan receivables(10)	1.87%	1.30%
Total active accounts (in thousands)(2)(3)	68,589	69,122
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

	2023			2022
Three months ended March 31 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$12,365	$140	4.59%	$8,976	$5	0.23%
Securities available for sale	4,772	30	2.55%	5,513	9	0.66%
Loan receivables, including held for sale(3):
Credit cards	85,904	4,497	21.23%	78,564	3,913	20.20%
Consumer installment loans	3,103	83	10.85%	2,682	66	9.98%
Commercial credit products	1,697	34	8.13%	1,434	28	7.92%
Other	111	2	7.31%	67	1	NM
Total loan receivables, including held for sale	90,815	4,616	20.61%	82,747	4,008	19.64%
Total interest-earning assets	107,952	4,786	17.98%	97,236	4,022	16.78%
Non-interest-earning assets:
Cash and due from banks	1,024			1,626
Allowance for credit losses	(9,262)			(8,675)
Other assets	6,128			5,369
Total non-interest-earning assets	(2,110)			(1,680)
Total assets	$105,842			$95,556
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$72,216	$557	3.13%	$62,314	$127	0.83%
Borrowings of consolidated securitization entities	6,229	77	5.01%	6,827	33	1.96%
Senior and subordinated unsecured notes	8,442	101	4.85%	7,219	73	4.10%
Total interest-bearing liabilities	86,887	735	3.43%	76,360	233	1.24%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	411			374
Other liabilities	5,130			5,091
Total non-interest-bearing liabilities	5,541			5,465
Total liabilities	92,428			81,825
Equity
Total equity	13,414			13,731
Total liabilities and equity	$105,842			$95,556
Interest rate spread(4)			14.55%			15.54%
Net interest income		$4,051			$3,789
Net interest margin(5)			15.22%			15.80%
____________________
(1)Average yields/rates are based on total interest income/expense over average balances.
(2)Includes average restricted cash balances of $351 million and $614 million for the three months ended March 31, 2023 and 2022, respectively.
(3)Interest income on loan receivables includes fees on loans of $639 million and $652 million for the three months ended March 31, 2023 and 2022, respectively.
(4)Interest rate spread represents the difference between the yield on total interest-earning assets and the rate on total interest-bearing liabilities.
(5)Net interest margin represents net interest income divided by average total interest-earning assets.

For a summary description of the composition of our key line items included in our Statements of Earnings, see Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Form 10-K.
Interest Income
Interest income increased by $764 million, or 19.0%, for the three months ended March 31, 2023, primarily driven by an increase in interest and fees on loans of 15.2%. The increase in interest and fees on loans was primarily driven by growth in average loan receivables, partially offset by the impacts of portfolios sold in the second quarter of 2022. Excluding the impact of the portfolio sales, interest and fees on loans increased 23.1% for the three months ended March 31, 2023.
Average interest-earning assets

Three months ended March 31 ($ in millions)	2023	%	2022	%
Loan receivables, including held for sale	$90,815	84.1%	$82,747	85.1%
Liquidity portfolio and other	17,137	15.9%	14,489	14.9%
Total average interest-earning assets	$107,952	100.0%	$97,236	100.0%

Average loan receivables, including held for sale, increased 9.8% for the three months ended March 31, 2023, primarily driven by growth in purchase volume and moderation in customer payment rates, partially offset by the impacts from portfolios sold in the second quarter of 2022. Purchase volume increased 2.6% for the three months ended March 31, 2023 and excluding the impact of portfolios sold during the second quarter, purchase volume increased by 11.4%.
Yield on average interest-earning assets
The yield on average interest-earning assets increased for the three months ended March 31, 2023, primarily due to an increase in the yield on average loan receivables. The increase in loan receivable yield was 97 basis points to 20.61% for the three months ended March 31, 2023.
Interest Expense
Interest expense increased by $502 million, or 215.5%, for the three months ended March 31, 2023, primarily attributed to higher benchmark interest rates and higher funding liabilities. Our cost of funds increased to 3.43% for the three months ended March 31, 2023, compared to 1.24% for the three months ended March 31, 2022.
Average interest-bearing liabilities

Three months ended March 31 ($ in millions)	2023	%	2022	%
Interest-bearing deposit accounts	$72,216	83.1%	$62,314	81.6%
Borrowings of consolidated securitization entities	6,229	7.2%	6,827	8.9%
Senior and subordinated unsecured notes	8,442	9.7%	7,219	9.5%
Total average interest-bearing liabilities	$86,887	100.0%	$76,360	100.0%
Net Interest Income
Net interest income increased by $262 million, or 6.9%, for the three months ended March 31, 2023, resulting from the changes in interest income and interest expense discussed above.
Retailer Share Arrangements
Retailer share arrangements decreased by $187 million, or 16.9%, for the three months ended March 31, 2023, primarily due to the impact of portfolios sold in the second quarter of 2022 and higher net charge-offs, partially offset by higher net interest income.

Provision for Credit Losses
Provision for credit losses increased to $1.3 billion from $521 million, for the three months ended March 31, 2023, primarily driven by higher net charge-offs and also a reserve build in the current year driven by higher loan receivables and the potential effects of industry credit contraction on the economy, versus a reserve release in the prior year period.
Other Income

	Three months ended March 31,
($ in millions)	2023	2022
Interchange revenue	$232	$230
Debt cancellation fees	115	89
Loyalty programs	(298)	(258)
Other	16	47
Total other income	$65	$108
Other income decreased by $43 million, or 39.8%, for the three months ended March 31, 2023 primarily driven by higher loyalty program costs as well as downward adjustments to certain equity method investments in the current year compared to investment gains in the prior year period. These decreases were partially offset by higher debt cancellation income.
Other Expense

	Three months ended March 31,
($ in millions)	2023	2022
Employee costs	$451	$402
Professional fees	186	210
Marketing and business development	131	116
Information processing	166	145
Other	185	166
Total other expense	$1,119	$1,039
Other expense increased by $80 million, or 7.7%, for the three months ended March 31, 2023 primarily driven by increases in employee costs, operational losses and information processing. The increase in employee costs was primarily attributable to an increase in headcount and increased average compensation rates. The increase in information processing was primarily due to additional technology investments.
Provision for Income Taxes

	Three months ended March 31,
($ in millions)	2023	2022
Effective tax rate	23.9%	24.4%
Provision for income taxes	$189	$301
The effective tax rate for the three months ended March 31, 2023 decreased compared to the same period in the prior year, primarily due to a decrease in pre-tax income in the current year, which led to a larger impact related to discrete tax benefits. For both periods presented the effective tax rate differs from the applicable U.S. federal statutory tax rate primarily due to state income taxes.

Platform Analysis
As discussed above under “—Our Sales Platforms,” we offer our credit products primarily through five sales platforms (Home & Auto, Digital, Diversified & Value, Health & Wellness and Lifestyle), which management measures based on their revenue-generating activities. The following is a discussion of certain supplemental information for the three months ended March 31, 2023, for each of our five sales platforms and Corp, Other.
Home & Auto

	Three months ended March 31,
($ in millions)	2023	2022
Purchase volume	$10,863	$10,260
Period-end loan receivables	$29,733	$26,532
Average loan receivables, including held for sale	$29,690	$26,406
Average active accounts (in thousands)	18,521	17,473

Interest and fees on loans	$1,225	$1,088
Other income	$25	$21
Home & Auto interest and fees on loans increased by $137 million, or 12.6%, for the three months ended March 31, 2023, primarily driven by growth in average loan receivables. The growth in average loan receivables reflected purchase volume growth of 5.9% reflecting strong commercial spend and higher transaction values in Furniture and Home Specialty.
Digital

	Three months ended March 31,
($ in millions)	2023	2022
Purchase volume	$12,261	$11,196
Period-end loan receivables	$24,944	$21,075
Average loan receivables, including held for sale	$24,982	$21,160
Average active accounts (in thousands)	20,564	19,000

Interest and fees on loans	$1,363	$1,022
Other income	$1	$(12)
Digital interest and fees on loans increased by $341 million, or 33.4%, for the three months ended March 31, 2023, primarily driven by growth in average loan receivables and higher benchmark interest rates. The growth in average loan receivables reflected purchase volume growth of 9.5% and average active account growth of 8.2% with strong customer engagement.
Diversified & Value

	Three months ended March 31,
($ in millions)	2023	2022
Purchase volume	$13,439	$11,558
Period-end loan receivables	$17,702	$15,166
Average loan receivables, including held for sale	$17,713	$15,128
Average active accounts (in thousands)	20,807	19,201

Interest and fees on loans	$1,070	$826
Other income	$(14)	$(9)

Diversified & Value interest and fees on loans increased by $244 million, or 29.5%, for the three months ended March 31, 2023, primarily driven by growth in average loan receivables and higher benchmark interest rates. The growth in average loan receivables reflected purchase volume growth of 16.3% driven by higher out-of-partner spend and strong retailer performance and average active account growth of 8.4%.
Health & Wellness

	Three months ended March 31,
($ in millions)	2023	2022
Purchase volume	$3,690	$3,107
Period-end loan receivables	$12,581	$10,407
Average loan receivables, including held for sale	$12,309	$10,251
Average active accounts (in thousands)	6,887	6,027

Interest and fees on loans	$735	$616
Other income	$61	$53
Health & Wellness interest and fees on loans increased by $119 million, or 19.3%, for the three months ended March 31, 2023, primarily driven by growth in average loan receivables and higher revolve rate. The growth in average loan receivables reflected continued higher promotional purchase volume and lower payment rates. Purchase volume increased 18.8% and average active accounts increased 14.3%.
Other income increased by $8 million, or 15.1%, for the three months ended March 31, 2023 primarily due to higher debt cancellation fees, partially offset by higher program loyalty costs.
Lifestyle

	Three months ended March 31,
($ in millions)	2023	2022
Purchase volume	$1,302	$1,195
Period-end loan receivables	$5,971	$5,381
Average loan receivables, including held for sale	$5,919	$5,379
Average active accounts (in thousands)	2,611	2,582

Interest and fees on loans	$223	$191
Other income	$7	$6
Lifestyle interest and fees on loans increased by $32 million, or 16.8%, for the three months ended March 31, 2023 primarily driven by growth in average loan receivables and higher benchmark interest rates. The growth in average loan receivables reflected purchase volume growth of 9.0% for the three months ended March 31, 2023, which was driven by higher transaction values in Outdoor and Luxury.
Corp, Other

	Three months ended March 31,
($ in millions)	2023	2022
Purchase volume	$2	$3,174
Period-end loan receivables	$198	$355
Average loan receivables, including held for sale	$202	$4,423
Average active accounts (in thousands)	104	5,844

Interest and fees on loans	$—	$265
Other income	$(15)	$49
The decreases shown above for Corp, Other compared to the prior year period reflect the effects of the sale of the BP and Gap Inc. portfolios in May 2022 and June 2022, respectively.

Loan Receivables
____________________________________________________________________________________________
Loan receivables are our largest category of assets and represent our primary source of revenue. The following discussion provides supplemental information regarding our loan receivables portfolio. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies and Note 4. Loan Receivables and Allowance for Credit Losses to our condensed consolidated financial statements for additional information related to our loan receivables.
The following table sets forth the composition of our loan receivables portfolio by product type at the dates indicated.

($ in millions)	At March 31, 2023	(%)	At December 31, 2022	(%)
Loans
Credit cards	$86,113	94.5%	$87,630	94.8%
Consumer installment loans	3,204	3.5%	3,056	3.3
Commercial credit products	1,690	1.9%	1,682	1.8
Other	122	0.1%	102	0.1
Total loans	$91,129	100.0%	$92,470	100.0%
Loan receivables decreased 1.5% to $91.1 billion at March 31, 2023 compared to December 31, 2022, primarily driven by the seasonality of our business, partially offset by lower customer payment rates.
Loan receivables increased 15.5% to $91.1 billion at March 31, 2023 compared to $78.9 billion at March 31, 2022, driven by purchase volume growth and lower customer payment rates.
Our loan receivables portfolio had the following geographic concentration at March 31, 2023.

($ in millions)	Loan Receivables Outstanding	% of Total Loan Receivables Outstanding
State
Texas	$9,957	10.9%
California	$9,476	10.4%
Florida	$8,482	9.3%
New York	$4,495	4.9%
North Carolina	$3,754	4.1%
Delinquencies
Over-30 day loan delinquencies as a percentage of period-end loan receivables increased to 3.81% at March 31, 2023 from 2.78% at March 31, 2022, and increased from 3.65% at December 31, 2022. These increases were primarily driven by lower customer payment rates.
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

	Three months ended March 31,
	2023		2022
($ in millions)	Amount	Rate	Amount	Rate
Credit cards	$938	4.43%	$530	2.74%
Consumer installment loans	39	4.97%	17	2.57%
Commercial credit products	29	6.69%	11	3.11%
Other	—	—%	—	—%
Total net charge-offs	$1,006	4.49%	$558	2.73%
Allowance for Credit Losses
The allowance for credit losses totaled $9.5 billion at both March 31, 2023 and December 31, 2022, respectively, and $8.7 billion at March 31, 2022, and reflects our estimate of expected credit losses for the life of the loan receivables on our Consolidated Statement of Financial Position. Our allowance for credit losses as a percentage of total loan receivables increased to 10.44% at March 31, 2023, from 10.30% at December 31, 2022 and decreased from 10.96% at March 31, 2022.
The increase in allowance for credit losses compared to March 31, 2022 was primarily driven by growth in loan receivables. The allowance for credit losses at March 31, 2023 was relatively flat compared to December 31, 2022 and included a $294 million reduction related to the adoption of ASU 2022-02 on January 1, 2023 which eliminated the separate recognition and measurement guidance for troubled debt restructurings (“TDRs”). See Note 2. Basis of Presentation and Summary of Significant Accounting Policies and Note 4. Loan Receivables and Allowance for Credit Losses to our condensed consolidated financial statements for additional information on the effects of adoption of the new accounting guidance.

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
Funding Sources
Our primary funding sources include cash from operations, deposits (direct and brokered deposits), securitized financings and senior and subordinated unsecured notes.
The following table summarizes information concerning our funding sources during the periods indicated:

	2023			2022
Three months ended March 31 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$72,216	83.1%	3.1%	$62,314	81.6%	0.8%
Securitized financings	6,229	7.2	5.0	6,827	8.9	2.0
Senior and subordinated unsecured notes	8,442	9.7	4.9	7,219	9.5	4.1
Total	$86,887	100.0%	3.4%	$76,360	100.0%	1.2%
______________________
(1)Excludes $411 million and $374 million average balance of non-interest-bearing deposits for the three months ended March 31, 2023 and 2022, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the three months ended March 31, 2023 and 2022.

Deposits
We obtain deposits directly from retail, affinity relationships and commercial customers (“direct deposits”) or through third-party brokerage firms that offer our deposits to their customers (“brokered deposits”). At March 31, 2023, we had $60.6 billion in direct deposits and $13.8 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger that channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to continue to utilize our direct deposit base as a source of stable and diversified low-cost funding.
Our direct deposits are primarily from retail customers and include a range of FDIC-insured deposit products, including certificates of deposit, IRAs, money market accounts, savings accounts, sweep and affinity deposits.
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
The following table summarizes certain information regarding our interest-bearing deposits by type (all of which constitute U.S. deposits) for the periods indicated:

Three months ended March 31 ($ in millions)	2023			2022
	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$29,128	40.3%	2.8%	$20,226	32.5%	1.0%
Savings, money market, and demand accounts	29,914	41.4	3.3	31,097	49.9	0.5
Brokered deposits	13,174	18.3	3.5	10,991	17.6	1.3
Total interest-bearing deposits	$72,216	100.0%	3.1%	$62,314	100.0%	0.8%
Our deposit liabilities provide funding with maturities ranging from one day to ten years. At March 31, 2023, the weighted average maturity of our interest-bearing time deposits was 1.2 years. See Note 7. Deposits to our condensed consolidated financial statements for more information on the maturities of our time deposits.
The following table summarizes deposits by contractual maturity at March 31, 2023:

($ in millions)	3 Months or Less	Over 3 Months but within 6 Months	Over 6 Months but within 12 Months	Over 12 Months	Total
U.S. deposits (less than FDIC insurance limit)(1)(2)	$31,670	$3,266	$9,858	$14,620	$59,414
U.S. deposits (in excess of FDIC insurance limit)(2)
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	1,203	1,061	3,068	2,728	8,060
Savings, money market, and demand accounts	6,951	—	—	—	6,951
Total	$39,824	$4,327	$12,926	$17,348	$74,425
______________________
(1)Includes brokered certificates of deposit for which underlying individual deposit balances are assumed to be less than $250,000.
(2)The standard deposit insurance amount is $250,000 per depositor, for each account ownership category. Deposits in excess of FDIC insurance limit presented above include partially insured accounts. Our estimate of the uninsured portion of these deposit balances at March 31, 2023 was approximately $5.3 billion.

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
The following table summarizes expected contractual maturities of the investors’ interests in securitized financings, excluding debt premiums, discounts and issuance costs at March 31, 2023.

($ in millions)	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years	Total
Scheduled maturities of long-term borrowings—owed to securitization investors:
SYNCT(1)	$1,457	$1,550	$—	$—	$3,007
SFT	—	1,550	—	—	1,550
SYNIT(1)	—	1,675	—	—	1,675
Total long-term borrowings—owed to securitization investors	$1,457	$4,775	$—	$—	$6,232
______________________
(1)Excludes any subordinated classes of SYNCT notes and SYNIT notes that we owned at March 31, 2023.
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

The following table summarizes for each of our trusts the three-month rolling average excess spread at March 31, 2023.

	Note Principal Balance ($ in millions)	# of Series Outstanding	Three-Month Rolling Average Excess Spread(1)
SYNCT	$3,007	5	~ 15.1% to 16.3%
SFT	$1,550	6	15.0%
SYNIT	$1,675	1	19.1%
______________________
(1)Represents the excess spread (generally calculated as interest income collected from the applicable pool of loan receivables less applicable net charge-offs, interest expense and servicing costs, divided by the aggregate principal amount of loan receivables in the applicable pool) for SFT or, in the case of SYNCT, a range of the excess spreads relating to the particular series issued within such trust or, in the case of SYNIT, the excess spread relating to the one outstanding series issued within such trust, in all cases omitting any series that have not been outstanding for at least three full monthly periods and calculated in accordance with the applicable trust or series documentation, for the three securitization monthly periods ended March 31, 2023.
Senior and Subordinated Unsecured Notes
The following table provides a summary of our outstanding fixed rate senior and subordinated unsecured notes at March 31, 2023, which includes $750 million of subordinated unsecured notes issued by Synchrony Financial in February 2023.

Issuance Date	Interest Rate(1)	Maturity	Principal Amount Outstanding(2)
($ in millions)
Fixed rate senior unsecured notes:
Synchrony Financial
August 2014	4.250%	August 2024	1,250
July 2015	4.500%	July 2025	1,000
August 2016	3.700%	August 2026	500
December 2017	3.950%	December 2027	1,000
March 2019	4.375%	March 2024	600
March 2019	5.150%	March 2029	650
October 2021	2.875%	October 2031	750
June 2022	4.875%	June 2025	750
Synchrony Bank
August 2022	5.400%	August 2025	900
August 2022	5.625%	August 2027	600

Fixed rate subordinated unsecured notes:
Synchrony Financial
February 2023	7.250%	February 2033	750
Total fixed rate senior and subordinated unsecured notes			$8,750
______________________
(1)Weighted average interest rate of all senior and subordinated unsecured notes at March 31, 2023 was 4.69%.
(2)The amounts shown exclude unamortized debt discounts, premiums and issuance costs.
Short-Term Borrowings
Except as described above, there were no material short-term borrowings for the periods presented.

Other
At March 31, 2023, we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
Covenants
The indenture pursuant to which our senior and subordinated unsecured notes have been issued includes various covenants. If we do not satisfy any of these covenants, the maturity of amounts outstanding thereunder may be accelerated and become payable. We were in compliance with all of these covenants at March 31, 2023.
At March 31, 2023, we were not in default under any of our credit facilities.
Credit Ratings
Our borrowing costs and capacity in certain funding markets, including securitizations and senior and subordinated debt, may be affected by the credit ratings of the Company, the Bank and the ratings of our asset-backed securities.
The table below reflects our current credit ratings and outlooks:

	S&P	Fitch Ratings
Synchrony Financial
Senior unsecured debt	BBB-	BBB-
Subordinated unsecured debt	BB+	BB+
Preferred stock	BB-	B+
Outlook for Synchrony Financial	Stable	Stable
Synchrony Bank
Senior unsecured debt	BBB	BBB-
Outlook for Synchrony Bank	Stable	Stable
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
We maintain a liquidity portfolio, which at March 31, 2023 had $18.7 billion of liquid assets, primarily consisting of cash and equivalents and short-term obligations of the U.S. Treasury, less cash in transit which is not considered to be liquid, compared to $14.2 billion of liquid assets at December 31, 2022. The increase in liquid assets was primarily due to deposit growth, issuance of subordinated unsecured debt and the seasonality of our business. We believe our liquidity position at March 31, 2023 remains strong as we continue to operate in a period of uncertain economic conditions and we will continue to closely monitor our liquidity as economic conditions change.

As additional sources of liquidity, at March 31, 2023, we had an aggregate of $2.5 billion of undrawn committed capacity on our securitized financings, subject to customary borrowing conditions, from private lenders under our securitization programs and $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders, and we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
As a general matter, investments included in our liquidity portfolio are expected to be highly liquid, giving us the ability to readily convert them to cash. The level and composition of our liquidity portfolio may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.
We rely significantly on dividends and other distributions and payments from the Bank for liquidity; however, bank regulations, contractual restrictions and other factors limit the amount of dividends and other distributions and payments that the Bank may pay to us. For a discussion of regulatory restrictions on the Bank’s ability to pay dividends, see “Regulation—Risk Factors Relating to Regulation—We are subject to restrictions that limit our ability to pay dividends and repurchase our common stock; the Bank is subject to restrictions that limit its ability to pay dividends to us, which could limit our ability to pay dividends, repurchase our common stock or make payments on our indebtedness” and “Regulation—Regulation Relating to Our Business—Savings Association Regulation—Dividends and Stock Repurchases” in our 2022 Form 10-K.
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
Synchrony is not currently required to conduct stress tests. See “Regulation—Regulation Relating to Our Business—Recent Legislative and Regulatory Developments” in our 2022 Form 10-K. In addition, while we have not been subject to the Federal Reserve Board's formal capital plan submission requirements to-date, we have submitted a capital plan to the Federal Reserve Board in 2023. While not required, our capital plan process does include certain internal stress testing.
Dividend and Share Repurchases

Common Stock Cash Dividends Declared	Month of Payment	Amount per Common Share	Amount
($ in millions, except per share data)
Three months ended March 31, 2023	February 2023	$0.23	$100
Total dividends declared		$0.23	$100

Preferred Stock Cash Dividends Declared	Month of Payment	Amount per Preferred Share	Amount
($ in millions, except per share data)
Three months ended March 31, 2023	February 2023	$14.06	$11
Total dividends declared		$14.06	$11
The declaration and payment of future dividends to holders of our common and preferred stock will be at the discretion of the Board and will depend on many factors. For a discussion of regulatory and other restrictions on our ability to pay dividends and repurchase stock, see “Regulation—Risk Factors Relating to Regulation—We are subject to restrictions that limit our ability to pay dividends and repurchase our common stock; the Bank is subject to restrictions that limit its ability to pay dividends to us, which could limit our ability to pay dividends, repurchase our common stock or make payments on our indebtedness” in our 2022 Form 10-K.

Common Shares Repurchased Under Publicly Announced Programs	Total Number of Shares Purchased	Dollar Value of Shares Purchased
($ and shares in millions)
Three months ended March 31, 2023	11.3	$400
Total	11.3	$400
During the three months ended March 31, 2023, we repurchased $400 million of common stock as part of the share repurchase programs announced in 2022, with remaining authorized share repurchase capacity of $300 million under our existing share repurchase program through June 2023.
Regulatory Capital Requirements - Synchrony Financial
As a savings and loan holding company, we are required to maintain minimum capital ratios, under the applicable U.S. Basel III capital rules. For more information, see “Regulation—Savings and Loan Holding Company Regulation” in our 2022 Form 10-K.
For Synchrony Financial to be a well-capitalized savings and loan holding company, Synchrony Bank must be well-capitalized and Synchrony Financial must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. At March 31, 2023, Synchrony Financial met all the requirements to be deemed well-capitalized.
The following table sets forth the composition of our capital ratios for the Company calculated under the Basel III Standardized Approach rules at March 31, 2023 and December 31, 2022, respectively.

	Basel III
	At March 31, 2023		At December 31, 2022
($ in millions)	Amount	Ratio(1)	Amount	Ratio(1)
Total risk-based capital	$14,180	15.4%	$13,713	15.0%
Tier 1 risk-based capital	$12,207	13.3%	$12,493	13.6%
Tier 1 leverage	$12,207	11.6%	$12,493	12.3%
Common equity Tier 1 capital	$11,473	12.5%	$11,759	12.8%
Risk-weighted assets	$91,873		$91,596
______________________
(1)Tier 1 leverage ratio represents total Tier 1 capital as a percentage of total average assets, after certain adjustments. All other ratios presented above represent the applicable capital measure as a percentage of risk-weighted assets.
The Company elected to adopt the option provided by the interim final rule issued by joint federal bank regulatory agencies, which largely delayed the effects of CECL on our regulatory capital through December 31, 2021. Beginning in the first quarter of 2022, the effects are now being phased-in over a three-year transitional period through 2024, collectively the “CECL regulatory capital transition adjustment”. The effects of CECL on our regulatory capital will be fully phased-in beginning in the first quarter of 2025. For more information, see “Capital—Regulatory Capital Requirements - Synchrony Financial” in our 2022 Form 10-K.
Capital amounts and ratios in the above table all reflect the applicable CECL regulatory capital transition adjustment for each period. The decrease in our common equity Tier 1 capital ratio compared to December 31, 2022 was primarily due to the second year phase-in of the impact of CECL on our regulatory capital, partially offset by the impact from the adoption of the new accounting standard for TDRs. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies for additional information on the new accounting standard.
Regulatory Capital Requirements - Synchrony Bank
At March 31, 2023 and December 31, 2022, the Bank met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. The following table sets forth the composition of the Bank’s capital ratios calculated under the Basel III Standardized Approach rules at March 31, 2023 and December 31, 2022, and also reflects the applicable CECL regulatory capital transition adjustment for each period.

	At March 31, 2023		At December 31, 2022		Minimum to be Well-Capitalized under Prompt Corrective Action Provisions
($ in millions)	Amount	Ratio	Amount	Ratio	Ratio
Total risk-based capital	$13,074	15.2%	$13,313	15.6%	10.0%
Tier 1 risk-based capital	$11,921	13.9%	$12,174	14.2%	8.0%
Tier 1 leverage	$11,921	12.2%	$12,174	12.8%	5.0%
Common equity Tier 1 capital	$11,921	13.9%	$12,174	14.2%	6.5%
Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a material adverse effect on our business, results of operations and financial condition. See “Regulation—Risk Factors Relating to Regulation—Failure by Synchrony and the Bank to meet applicable capital adequacy and liquidity requirements could have a material adverse effect on us” in our 2022 Form 10-K.
Off-Balance Sheet Arrangements and Unfunded Lending Commitments
____________________________________________________________________________________________
We do not have any material off-balance sheet arrangements, including guarantees of third-party obligations. Guarantees are contracts or indemnification agreements that contingently require us to make a guaranteed payment or perform an obligation to a third-party based on certain trigger events. At March 31, 2023, we had not recorded any contingent liabilities in our Condensed Consolidated Statement of Financial Position related to any guarantees. See Note 5 - Variable Interest Entities to our condensed consolidated financial statements for more information on our investment commitments for unconsolidated variable interest entities (“VIE's”).
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
Critical Accounting Estimates
____________________________________________________________________________________________
In preparing our condensed consolidated financial statements, we have identified certain accounting estimates and assumptions that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. The critical accounting estimates we have identified relate to allowance for credit losses and fair value measurements. These estimates reflect our best judgment about current, and for some estimates future, economic and market conditions and their effects based on information available as of the date of these financial statements. If these conditions change from those expected, it is reasonably possible that these judgments and estimates could change, which may result in incremental losses on loan receivables, or material changes to our Condensed Consolidated Statement of Financial Position, among other effects. See “Management's Discussion and Analysis—Critical Accounting Estimates” in our 2022 Form 10-K, for a detailed discussion of these critical accounting estimates.
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
At March 31, 2023, based on a four quarter average, our average total consolidated assets exceeded $100 billion and we anticipate we will become subject to enhanced prudential standards following applicable transition periods. See “Regulation” in our 2022 Form 10-K for additional information on regulations that are currently applicable to us, as well as these enhanced prudential standards. See also “—Capital” above, for discussion of the impact of regulations and supervision on our capital and liquidity, including our ability to pay dividends and repurchase stock.

ITEM 1. FINANCIAL STATEMENTS
Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
____________________________________________________________________________________________

	Three months ended March 31,
($ in millions, except per share data)	2023	2022
Interest income:
Interest and fees on loans (Note 4)	$4,616	$4,008
Interest on cash and debt securities	170	14
Total interest income	4,786	4,022
Interest expense:
Interest on deposits	557	127
Interest on borrowings of consolidated securitization entities	77	33
Interest on senior and subordinated unsecured notes	101	73
Total interest expense	735	233
Net interest income	4,051	3,789
Retailer share arrangements	(917)	(1,104)
Provision for credit losses (Note 4)	1,290	521
Net interest income, after retailer share arrangements and provision for credit losses	1,844	2,164
Other income:
Interchange revenue	232	230
Debt cancellation fees	115	89
Loyalty programs	(298)	(258)
Other	16	47
Total other income	65	108
Other expense:
Employee costs	451	402
Professional fees	186	210
Marketing and business development	131	116
Information processing	166	145
Other	185	166
Total other expense	1,119	1,039
Earnings before provision for income taxes	790	1,233
Provision for income taxes (Note 12)	189	301
Net earnings	$601	$932
Net earnings available to common stockholders	$590	$922

Earnings per share
Basic	$1.36	$1.79
Diluted	$1.35	$1.77

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
____________________________________________________________________________________________

	Three months ended March 31,
($ in millions)	2023	2022

Net earnings	$601	$932

Other comprehensive income (loss)
Debt securities	24	(50)
Currency translation adjustments	(1)	(2)
Employee benefit plans	—	—
Other comprehensive income (loss)	23	(52)

Comprehensive income	$624	$880
Amounts presented net of taxes.

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Financial Position (Unaudited)
____________________________________________________________________________________________

($ in millions)	At March 31, 2023	At December 31, 2022
Assets
Cash and equivalents	$15,303	$10,294
Debt securities (Note 3)	4,008	4,879
Loan receivables: (Notes 4 and 5)
Unsecuritized loans held for investment	72,079	72,638
Restricted loans of consolidated securitization entities	19,050	19,832
Total loan receivables	91,129	92,470
Less: Allowance for credit losses	(9,517)	(9,527)
Loan receivables, net	81,612	82,943
Goodwill	1,105	1,105
Intangible assets, net (Note 6)	1,297	1,287
Other assets	4,528	4,056
Total assets	$107,853	$104,564

Liabilities and Equity
Deposits: (Note 7)
Interest-bearing deposit accounts	$74,008	$71,336
Non-interest-bearing deposit accounts	417	399
Total deposits	74,425	71,735
Borrowings: (Notes 5 and 8)
Borrowings of consolidated securitization entities	6,228	6,227
Senior and subordinated unsecured notes	8,706	7,964
Total borrowings	14,934	14,191
Accrued expenses and other liabilities	5,301	5,765
Total liabilities	$94,660	$91,691

Equity:
Preferred stock, par share value $0.001 per share; 750,000 shares authorized; 750,000 shares issued and outstanding at both March 31, 2023 and December 31, 2022 and aggregate liquidation preference of $750 at both March 31, 2023 and December 31, 2022	$734	$734
Common Stock, par share value $0.001 per share; 4,000,000,000 shares authorized; 833,984,684 shares issued at both March 31, 2023 and December 31, 2022; 428,447,828 and 438,216,755 shares outstanding at March 31, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	9,705	9,718
Retained earnings	17,369	16,716
Accumulated other comprehensive income (loss):
Debt securities	(69)	(93)
Currency translation adjustments	(39)	(38)
Employee benefit plans	6	6
Treasury stock, at cost; 405,536,856 and 395,767,929 shares at March 31, 2023 and December 31, 2022, respectively	(14,514)	(14,171)
Total equity	13,193	12,873
Total liabilities and equity	$107,853	$104,564

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
____________________________________________________________________________________________

	Preferred Stock		Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2022	750	$734	833,985	$1	$9,669	$14,245	$(69)	$(10,925)	$13,655
Net earnings	—	—	—	—	—	932	—	—	932
Other comprehensive income	—	—	—	—	—	—	(52)	—	(52)
Purchases of treasury stock	—	—	—	—	—	—	—	(968)	(968)
Stock-based compensation	—	—	—	—	(26)	(50)	—	51	(25)
Dividends - preferred stock ($14.06 per share)	—	—	—	—	—	(10)	—	—	(10)
Dividends - common stock ($0.22 per share)	—	—	—	—	—	(114)	—	—	(114)
Balance at March 31, 2022	750	$734	833,985	$1	$9,643	$15,003	$(121)	$(11,842)	$13,418

	Preferred Stock		Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2023	750	$734	833,985	$1	$9,718	$16,716	$(125)	$(14,171)	$12,873
Cumulative effect of change in accounting principle						222			222
Adjusted balance, beginning of period	750	734	833,985	1	9,718	16,938	(125)	(14,171)	13,095
Net earnings			—	—	—	601	—	—	601
Other comprehensive income	—	—	—	—	—	—	23		23
Purchases of treasury stock	—	—	—	—	—	—		(404)	(404)
Stock-based compensation	—	—	—	—	(13)	(59)		61	(11)
Dividends - preferred stock ($14.06 per share)						(11)			(11)
Dividends - common stock ($0.23 per share)	—	—	—	—	—	(100)	—	—	(100)
Balance at March 31, 2023	750	$734	833,985	$1	$9,705	$17,369	$(102)	$(14,514)	$13,193

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
____________________________________________________________________________________________

	Three months ended March 31,
($ in millions)	2023	2022
Cash flows - operating activities
Net earnings	$601	$932
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for credit losses	1,290	521
Deferred income taxes	(88)	49
Depreciation and amortization	111	107
(Increase) decrease in interest and fees receivable	(34)	65
(Increase) decrease in other assets	19	(12)
Increase (decrease) in accrued expenses and other liabilities	(177)	(413)
All other operating activities	164	147
Cash provided from (used for) operating activities	1,886	1,396

Cash flows - investing activities
Maturity and sales of debt securities	1,458	1,998
Purchases of debt securities	(391)	(1,478)
Net (increase) decrease in loan receivables, including held for sale	(234)	1,415
All other investing activities	(141)	(117)
Cash provided from (used for) investing activities	692	1,818

Cash flows - financing activities
Borrowings of consolidated securitization entities
Proceeds from issuance of securitized debt	250	—
Maturities and repayment of securitized debt	(250)	(1,150)
Senior and subordinated unsecured notes
Proceeds from issuance of senior and subordinated unsecured notes	740	—
Dividends paid on preferred stock	(11)	(10)
Net increase (decrease) in deposits	2,720	1,302
Purchases of treasury stock	(404)	(968)
Dividends paid on common stock	(100)	(114)
All other financing activities	(33)	(36)
Cash provided from (used for) financing activities	2,912	(976)

Increase (decrease) in cash and equivalents, including restricted amounts	5,490	2,238
Cash and equivalents, including restricted amounts, at beginning of period	10,430	8,686
Cash and equivalents at end of period:
Cash and equivalents	15,303	10,541
Restricted cash and equivalents included in other assets	617	383
Total cash and equivalents, including restricted amounts, at end of period	$15,920	$10,924

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
Consolidated Basis of Presentation
The Company’s financial statements have been prepared on a consolidated basis. Under this basis of presentation, our financial statements consolidate all of our subsidiaries – i.e., entities in which we have a controlling financial interest, most often because we hold a majority voting interest. To determine if we hold a controlling financial interest in an entity, we first evaluate if we are required to apply the variable interest entity (“VIE”) model to the entity, otherwise the entity is evaluated under the voting interest model. We consolidate certain securitization entities under the VIE model. See Note 5. Variable Interest Entities.
Interim Period Presentation
The condensed consolidated financial statements and notes thereto are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed consolidated financial statements should not be considered as necessarily indicative of results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with our 2022 annual consolidated financial statements and the related notes in our Annual Report on Form 10-K for the year ended December 31, 2022 (our "2022 Form 10-K").

New Accounting Standards
Newly Adopted Accounting Standards
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
The Company adopted this guidance as of January 1, 2023, on a modified retrospective basis, which resulted in the recognition of the effects of adoption through a cumulative-effect adjustment to retained earnings. As a result of adoption, we incurred a reduction of $294 million to the Company's allowance for credit losses, and a corresponding increase, net of tax effect, to retained earnings of $222 million. Subsequent updates to our estimate of expected credit losses have been recorded through the provision for credit losses in our Condensed Consolidated Statement of Earnings.
Allowance for Credit Losses
Following the adoption of ASU 2022-02 on January 1, 2023 discussed above, we have made the following changes prospectively to our significant accounting policies.
We no longer separately measure our allowance for credit losses on TDRs, and we incorporate the impact of loan modifications made to borrowers experiencing financial difficulties into our overall assessment of portfolio loss content and estimate of expected credit losses. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our 2022 annual consolidated financial statements in our 2022 Form 10-K, for additional information on the methodology used to estimate expected credit losses.
Loan Modifications and Restructurings
Our loss mitigation strategy is intended to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions or other actions, for borrowers experiencing financial difficulty. We primarily use long-term modification programs for borrowers experiencing financial difficulty as a loss mitigation strategy to improve long-term collectability of the loans. The long-term modification programs include changing the structure of the loan to a fixed payment loan with a maturity no longer than 60 months, reducing the interest rate on the loan, and stopping the assessment of penalty fees. We also make long-term loan modifications for customers who request financial assistance through external sources, such as through consumer credit counseling service agencies. Long-term loan modification programs do not normally include the forgiveness of unpaid principal, interest or fees. We may also provide certain borrowers with a short-term loan modification program (generally up to 3 months) that can include the forgiveness of unpaid principal balance, interest and/or fees. The evaluation of whether a borrower is experiencing financial difficulty includes our consideration of all relevant facts and circumstances. See Note 4. Loan Receivables and Allowance for Credit Losses for additional information on our loan modifications and restructurings.
Once the loan has been modified, it only returns to current status (re-aged) after three consecutive monthly program payments are received post the modification date, subject to re-aging limitations in the Federal Financial Institutions Examination Council guidelines on Uniform Retail Credit Classification and Account Management policy issued in June 2000.
See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our 2022 annual consolidated financial statements in our 2022 Form 10-K, for additional information on our applicable significant accounting policies in effect prior to the adoption of ASU 2022-02.

NOTE 3.    DEBT SECURITIES
All of our debt securities are classified as available-for-sale and are held to meet our liquidity objectives or to comply with the Community Reinvestment Act (“CRA”). Our debt securities consist of the following:

	March 31, 2023				December 31, 2022
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
($ in millions)	cost	gains	losses	fair value	cost	gains	losses	fair value
U.S. government and federal agency	$3,078	$—	$(32)	$3,046	$3,917	$—	$(53)	$3,864
State and municipal	10	—	—	10	10	—	—	10
Residential mortgage-backed(a)	447	—	(42)	405	467	—	(49)	418
Asset-backed(b)	556	—	(17)	539	599	—	(19)	580
Other	8	—	—	8	8	—	(1)	7
Total	$4,099	$—	$(91)	$4,008	$5,001	$—	$(122)	$4,879
_______________________
(a)    All of our residential mortgage-backed securities have been issued by government-sponsored entities and are collateralized by U.S. mortgages. At March 31, 2023 and December 31, 2022, $99 million and $100 million of residential mortgage-backed securities, respectively, were pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve Discount Window advances.
(b)    Our asset-backed securities are collateralized by credit card and auto loans.
The following table presents the estimated fair values and gross unrealized losses of our available-for-sale debt securities:

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
($ in millions)	fair value	losses	fair value	losses
At March 31, 2023
U.S. government and federal agency	$1,326	$(5)	$1,277	$(27)
State and municipal	1	—	9	—
Residential mortgage-backed	32	(1)	372	(41)
Asset-backed	145	—	293	(17)
Other	8	—	—	—
Total	$1,512	$(6)	$1,951	$(85)

At December 31, 2022
U.S. government and federal agency	$3,032	$(30)	$638	$(23)
State and municipal	5	—	5	—
Residential mortgage-backed	316	(31)	101	(18)
Asset-backed	230	—	348	(19)
Other	7	(1)	—	—
Total	$3,590	$(62)	$1,092	$(60)
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

Contractual Maturities of Investments in Available-for-Sale Debt Securities

	Amortized	Estimated	Weighted
At March 31, 2023 ($ in millions)	cost	fair value	Average yield (a)
Due
Within one year	$3,253	$3,221	2.8%
After one year through five years	$412	$394	2.0%
After five years through ten years	$224	$208	1.8%
After ten years	$210	$185	1.8%
_____________________
(a)Weighted average yield is calculated based on the amortized cost of each security. In calculating yield, no adjustment has been made with respect to any tax-exempt obligations.
All securities are presented above based upon contractual maturity date, except our asset-backed securities which are allocated based upon expected final payment date. We expect actual maturities to differ from contractual maturities because borrowers have the right to prepay certain obligations.
There were no material realized gains or losses recognized for the three months ended March 31, 2023 and 2022.
Although we generally do not have the intent to sell any specific securities held at March 31, 2023, in the ordinary course of managing our debt securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield, liquidity requirements and funding obligations.
NOTE 4.    LOAN RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

($ in millions)	March 31, 2023	December 31, 2022
Credit cards	$86,113	$87,630
Consumer installment loans	3,204	3,056
Commercial credit products	1,690	1,682
Other	122	102
Total loan receivables, before allowance for credit losses(a)(b)	$91,129	$92,470
_______________________
(a)Total loan receivables include $19.1 billion and $19.8 billion of restricted loans of consolidated securitization entities at March 31, 2023 and December 31, 2022, respectively. See Note 5. Variable Interest Entities for further information on these restricted loans.
(b)At March 31, 2023 and December 31, 2022, loan receivables included deferred costs, net of deferred income, of $218 million and $237 million, respectively.
Allowance for Credit Losses(a)(b)

($ in millions)	Balance at January 1, 2023	Impact of ASU 2022-02 Adoption	Post-Adoption Balance at January 1, 2023	Provision charged to operations	Gross charge-offs	Recoveries	Balance at March 31, 2023
Credit cards	$9,225	$(294)	$8,931	$1,159	$(1,162)	$224	$9,152
Consumer installment loans	208	1	209	85	(44)	5	255
Commercial credit products	87	(1)	85	48	(31)	2	104
Other	7	—	8	(2)	—	—	6
Total	$9,527	$(294)	$9,233	$1,290	$(1,237)	$231	$9,517

($ in millions)	Balance at January 1, 2022	Provision charged to operations	Gross charge-offs	Recoveries	Balance at March 31, 2022
Credit cards	$8,512	$482	$(719)	$189	$8,464
Consumer installment loans	115	17	(21)	4	115
Commercial credit products	59	22	(12)	1	70
Other	2	—	—	—	2
Total	$8,688	$521	$(752)	$194	$8,651

_______________________
(a)The allowance for credit losses at March 31, 2023 and 2022 reflects our estimate of expected credit losses for the life of the loan receivables on our Condensed Consolidated Statements of Financial Position at March 31, 2023 and 2022 which include the consideration of current and expected macroeconomic conditions that existed at those dates.
(b)Comparative information is presented in accordance with the applicable accounting standards in effect prior to the adoption of ASU 2022-02.
The reasonable and supportable forecast period used in our estimate of credit losses at March 31, 2023 was 12 months, consistent with the forecast period utilized since the adoption of CECL. Beyond the reasonable and supportable forecast period, we revert to historical loss information at the loan receivables segment level over a 6-month period, gradually increasing the weight of historical losses by an equal amount each month during the reversion period, and utilize historical loss information thereafter for the remaining life of the portfolio. The reversion period and methodology remain unchanged since the adoption of CECL.
Losses on loan receivables, including those which are modified for borrowers experiencing financial difficulty, are estimated and recognized upon origination of the loan, based on expected credit losses for the life of the loan balance at March 31, 2023. Expected credit loss estimates are developed using both quantitative models and qualitative adjustments, and incorporates a macroeconomic forecast, as described within the 2022 Form 10-K. The current and forecasted economic conditions at the balance sheet date influenced our current estimate of expected credit losses, and reflect an uncertain macroeconomic environment. While customer payment behavior remains elevated compared to historical averages, we continue to experience a decrease in payment rates and increases in both delinquencies and net charge-offs which are expected to continue as these credit metrics trend towards our historical averages. These conditions are reflected in our current estimate of expected credit losses, including the potential effects of industry credit contraction on the economy. Our allowance for credit losses remained relatively flat at $9.5 billion during the three months ended March 31, 2023 despite a seasonal decline in loan receivables, primarily due to these conditions, offset by the reserve reduction associated with the adoption of ASU 2022-02. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies for additional information on our significant accounting policies related to our allowance for credit losses.
Delinquent and Non-accrual Loans
The following table provides information on our delinquent and non-accrual loans:

At March 31, 2023 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing
Credit cards	$1,663	$1,650	$3,313	$1,650	$—
Consumer installment loans	55	15	70	—	15
Commercial credit products	51	40	91	40	—
Total delinquent loans	$1,769	$1,705	$3,474	$1,690	$15
Percentage of total loan receivables	1.9%	1.9%	3.8%	1.9%	—%

At December 31, 2022 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing
Credit cards	$1,710	$1,516	$3,226	$1,516	$—
Consumer installment loans	61	14	75	—	14
Commercial credit products	44	32	76	32	—
Total delinquent loans	$1,815	$1,562	$3,377	$1,548	$14
Percentage of total loan receivables	2.0%	1.7%	3.7%	1.7%	—%

Delinquency trends are the primary credit quality indicator for our consumer installment loans, which we use to monitor credit quality and risk within the portfolio. Total consumer installment loans past due of $70 million and $75 million at March 31, 2023 and December 31, 2022, respectively, and gross charge-offs of $44 million and $21 million for the three months ended March 31, 2023 and 2022, respectively, were not material.
Loan Modifications to Borrowers Experiencing Financial Difficulty
We use certain loan modification programs for borrowers experiencing financial difficulties. We primarily use long-term modification programs for borrowers experiencing financial difficulty as a loss mitigation strategy to improve long-term collectability of the loans. The long-term programs involve changing the structure of the loan to a fixed payment loan with a maturity no longer than 60 months, reducing the interest rate on the loan, and stopping the assessment of penalty fees. We also make long-term loan modifications for customers who request financial assistance through external sources, such as through consumer credit counseling service agencies. Long-term loan modification programs do not normally include the forgiveness of unpaid principal, interest or fees. We may also provide certain borrowers with a short-term loan modification program (generally up to 3 months) that can include the forgiveness of unpaid principal balance, interest and/or fees.
Three months ended March 31, 2023
The Company adopted ASU 2022-02 as of January 1, 2023 on a modified retrospective basis through a cumulative adjustment to retained earnings. The new guidance is applicable for all loans modified to borrowers experiencing financial difficulties as of the beginning of 2023. The following table provides information on our loan modifications to borrowers experiencing financial difficulty during the period presented, which do not include loans that are classified as loan receivables held for sale:

Three months ended March 31, 2023 ($ in millions)	Amount	% of Loan Receivables
Long-term modifications
Credit cards	$377	0.4%
Consumer installment loans	—	—%
Commercial credit products	1	0.1%
Short-term modifications
Credit cards	139	0.2%
Consumer installment loans	—	—%
Commercial credit products	—	—%
Total	$517	0.6%
Financial Effects of Loan Modifications to Borrowers Experiencing Financial Difficulty
As part of our loan modifications for borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. The financial effect of the modifications made to loans to borrowers experiencing financial difficulty in the period reduced the weighted-average interest rates by 97% for long-term modifications and $11 million of unpaid balances were forgiven for short-term modifications.

Performance of Loans Modified to Borrowers Experiencing Financial Difficulty
The following table provides information on the performance of loans modified to borrowers experiencing financial difficulty which have been modified subsequent to January 1, 2023 and remain in a modification program at March 31, 2023:

	Amortized cost basis
At March 31, 2023 ($ in millions)	Current	30-89 days delinquent	90 or more days delinquent	Total past due(a)
Long-term modifications
Credit cards	$209	$89	$65	$154
Consumer installment loans	—	—	—	—
Commercial credit products	—	—	1	1
Short-term modifications
Credit cards	28	18	44	62
Consumer installment loans	—	—	—	—
Commercial credit products	—	—	—	—
Total delinquent modified loans	$237	$107	$110	$217
Percentage of total loan receivables	0.3%	0.1%	0.1%	0.2%
___________________
(a)    Once a loan has been modified, it only returns to current status (re-aged) after three consecutive monthly program payments are received post the modification date.
Payment Defaults
The following table presents the type, number and amount of loans to borrowers experiencing financial difficulty that enrolled in a long-term modification program between January 1, 2023 and March 31, 2023 and experienced a payment default and charged-off during the period presented:

Three months ended March 31 ($ in millions, accounts in thousands)	Accounts defaulted	Loans defaulted
Credit cards	2	$7
Consumer installment loans	—	—
Commercial credit products	—	—
Total	2	$7
Of the loans modified to borrowers experiencing financial difficulty that enrolled in a short-term modification program between January 1, 2023 and March 31, 2023, 14% have fully completed all required payments and successfully exited the program at March 31, 2023.
Three months ended March 31, 2022
Troubled Debt Restructurings
Under our modified retrospective adoption of ASU 2022-02, the following information on loan modifications for periods prior to January 1, 2023 are presented in accordance with the applicable accounting standards in effect at that time. The following table provides information on our TDR loan modifications during the prior year period presented:

Three months ended March 31, 2022 ($ in millions)
Credit cards	$223
Consumer installment loans	—
Commercial credit products	1
Total	$224

Prior to January 1, 2023, our allowance for credit losses on TDRs was generally measured based on the difference between the recorded loan receivable and the present value of the expected future cash flows, discounted at the original effective interest rate of the loan. Interest income from loans accounted for as TDRs was accounted for in the same manner as other accruing loans.
The following table provides information about loans classified as TDRs and specific reserves at December 31, 2022. We do not evaluate credit card loans on an individual basis but instead estimate an allowance for credit losses on a collective basis.

At December 31, 2022 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$1,355	$(600)	$755	$1,206
Consumer installment loans	—	—	—	—
Commercial credit products	4	(2)	2	4
Total	$1,359	$(602)	$757	$1,210
Financial Effects of TDRs
The following table presents the types and financial effects of loans modified and accounted for as TDRs during the prior year period presented:

Three months ended March 31, 2022 ($ in millions)	Interest income recognized during period when loans were modified	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$9	$77	$1,183
Consumer installment loans	—	—	—
Commercial credit products	—	—	3
Total	$9	$77	$1,186
Payment Defaults
The following table presents the type, number and amount of loans accounted for as TDRs that enrolled in a modification program within the previous 12 months from March 31, 2022 and experienced a payment default and charged-off during the prior year period presented:

Three months ended March 31, 2022 ($ in millions, accounts in thousands)	Accounts defaulted	Loans defaulted
Credit cards	18	$42
Consumer installment loans	—	—
Commercial credit products	—	—
Total	18	$42

Credit Quality Indicators
Our loan receivables portfolio includes both secured and unsecured loans. Secured loan receivables are largely comprised of consumer installment loans secured by equipment. Unsecured loan receivables are largely comprised of our open-ended consumer and commercial revolving credit card loans. As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, including delinquency information, as well as information from credit bureaus relating to the customer’s broader credit performance. We utilize VantageScore credit scores to assist in our assessment of credit quality. VantageScore credit scores are obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three credit score categories: (i) 651 or higher, which are considered the strongest credits; (ii) 591 to 650, considered moderate credit risk; and (iii) 590 or less, which are considered weaker credits. There are certain customer accounts for which a VantageScore score is not available where we use alternative sources to assess their credit and predict behavior. The following table provides the most recent VantageScore scores available for our customers at March 31, 2023, December 31, 2022 and March 31, 2022, respectively, as a percentage of each class of loan receivable. The table below excludes 0.3%, 0.4% and 0.4% of our total loan receivables balance at each of March 31, 2023, December 31, 2022 and March 31, 2022, respectively, which represents those customer accounts for which a VantageScore score is not available.

	March 31, 2023			December 31, 2022			March 31, 2022
	651 or	591 to	590 or	651 or	591 to	590 or	651 or	591 to	590 or
	higher	650	less	higher	650	less	higher	650	less
Credit cards	73%	19%	8%	74%	19%	7%	76%	18%	6%
Consumer installment loans	76%	17%	7%	77%	17%	6%	79%	17%	4%
Commercial credit products	86%	7%	7%	88%	6%	6%	92%	5%	3%
Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and by applying the same credit standards for all of our credit products. Unused credit card lines available to our customers totaled approximately $422 billion and $417 billion at March 31, 2023 and December 31, 2022, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.
Interest Income by Product
The following table provides additional information about our interest and fees on loans, including merchant discounts, from our loan receivables, including held for sale:

	Three months ended March 31,
($ in millions)	2023	2022
Credit cards(a)	$4,497	$3,913
Consumer installment loans	83	66
Commercial credit products	34	28
Other	2	1
Total	$4,616	$4,008
_______________________
(a)Interest income on credit cards that was reversed related to accrued interest receivables written off was $415 million and $247 million for the three months ended March 31, 2023 and 2022, respectively.

NOTE 5.    VARIABLE INTEREST ENTITIES
We use VIEs to securitize loan receivables and arrange asset-backed financing in the ordinary course of business. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE and we did not provide non-contractual support for previously transferred loan receivables to any of these VIEs in the three months ended March 31, 2023 and 2022. Our VIEs are able to accept new loan receivables and arrange new asset-backed financings, consistent with the requirements and limitations on such activities placed on the VIE by existing investors. Once an account has been designated to a VIE, the contractual arrangements we have require all existing and future loan receivables originated under such account to be transferred to the VIE. The amount of loan receivables held by our VIEs in excess of the minimum amount required under the asset-backed financing arrangements with investors may be removed by us under removal of accounts provisions. All loan receivables held by a VIE are subject to claims of third-party investors.
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

The table below summarizes the assets and liabilities of our consolidated securitization VIEs described above:

($ in millions)	March 31, 2023	December 31, 2022
Assets
Loan receivables, net(a)	$17,357	$18,015
Other assets(b)	540	61
Total	$17,897	$18,076

Liabilities
Borrowings	$6,228	$6,227
Other liabilities	23	23
Total	$6,251	$6,250
_______________________
(a)    Includes $1.7 billion and $1.8 billion of related allowance for credit losses resulting in gross restricted loans of $19.1 billion and $19.8 billion at March 31, 2023 and December 31, 2022, respectively.
(b)    Includes $533 million and $56 million of segregated funds held by the VIEs at March 31, 2023 and December 31, 2022, respectively, which are classified as restricted cash and equivalents and included as a component of other assets in our Condensed Consolidated Statements of Financial Position.
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
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $948 million and $939 million for the three months ended March 31, 2023 and 2022, respectively. Related expenses consisted primarily of provision for credit losses of $120 million and $46 million for the three months ended March 31, 2023 and 2022, respectively, and interest expense of $77 million and $33 million for the three months ended March 31, 2023 and 2022, respectively.
Non-consolidated VIEs
As part of our community reinvestment initiatives, we invest in affordable housing properties and receive affordable housing tax credits for these investments. These investments included in our Condensed Consolidated Statement of Financial Position totaled $667 million and $557 million at March 31, 2023 and December 31, 2022, respectively, and represents our total exposure for these entities. Additionally, we have other investments in non-consolidated VIEs which totaled $238 million and $230 million at March 31, 2023 and December 31, 2022, respectively. At March 31, 2023, the Company also had investment commitments of $198 million related to these investments.
NOTE 6.    INTANGIBLE ASSETS

	March 31, 2023			December 31, 2022
($ in millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related	$1,736	$(1,143)	$593	$1,725	$(1,113)	$612
Capitalized software and other	1,817	(1,113)	704	1,721	(1,046)	675
Total	$3,553	$(2,256)	$1,297	$3,446	$(2,159)	$1,287
During the three months ended March 31, 2023, we recorded additions to intangible assets subject to amortization of $108 million, primarily related to capitalized software expenditures, as well as customer-related intangible assets.

Customer-related intangible assets primarily relate to retail partner contract acquisitions and extensions, as well as purchased credit card relationships. During the three months ended March 31, 2023 and 2022, we recorded additions to customer-related intangible assets subject to amortization of $12 million and $26 million, respectively, primarily related to payments made to acquire and extend certain retail partner relationships. These additions had a weighted average amortizable life of 7 years and 5 years for the three months ended March 31, 2023 and 2022, respectively.
Amortization expense related to retail partner contracts was $27 million and $32 million for the three months ended March 31, 2023 and 2022, respectively, and is included as a component of marketing and business development expense in our Condensed Consolidated Statements of Earnings. All other amortization expense was $70 million and $61 million for the three months ended March 31, 2023 and 2022, respectively, and is included as a component of other expense in our Condensed Consolidated Statements of Earnings.
NOTE 7.    DEPOSITS

	March 31, 2023		December 31, 2022
($ in millions)	Amount	Average rate(a)	Amount	Average rate(a)
Interest-bearing deposits	$74,008	3.1%	$71,336	1.5%
Non-interest-bearing deposits	417	—	399	—
Total deposits	$74,425		$71,735
____________________
(a)Based on interest expense for the three months ended March 31, 2023 and the year ended December 31, 2022 and average deposits balances.
At March 31, 2023 and December 31, 2022, interest-bearing deposits included $8.1 billion and $7.2 billion, respectively, of certificates of deposit that exceeded applicable FDIC insurance limits, which are generally $250,000 per depositor.
At March 31, 2023, our interest-bearing time deposits maturing for the remainder of 2023 and over the next four years and thereafter were as follows:

($ in millions)	2023	2024	2025	2026	2027	Thereafter
Deposits	$13,153	$19,966	$2,517	$948	$2,494	$708
The above maturity table excludes $29.3 billion of demand deposits with no defined maturity, of which $27.8 billion are savings accounts. In addition, at March 31, 2023, we had $4.9 billion of broker network deposit sweeps procured through a program arranger who channels brokerage account deposits to us that are also excluded from the above maturity table. Unless extended, the contracts associated with these broker network deposit sweeps will terminate between 2024 and 2026.

NOTE 8.    BORROWINGS

	March 31, 2023				December 31, 2022
($ in millions)	Maturity date	Interest Rate	Weighted average interest rate	Outstanding Amount(a)(b)	Outstanding Amount(a)(b)
Borrowings of consolidated securitization entities:
Fixed securitized borrowings	2023 - 2025	3.37% - 3.87%	3.55%	$2,378	$2,377
Floating securitized borrowings	2023 - 2026	5.43% - 5.82%	5.60%	3,850	3,850
Total borrowings of consolidated securitization entities			4.82%	6,228	6,227

Senior unsecured notes:
Synchrony Financial senior unsecured notes:
Fixed senior unsecured notes	2024 - 2031	2.87% - 5.15%	4.22%	6,474	6,473

Synchrony Bank senior unsecured notes:
Fixed senior unsecured notes	2025 - 2027	5.40% - 5.63%	5.49%	1,492	1,491
Total senior unsecured notes			4.45%	7,966	7,964

Subordinated unsecured notes:
Synchrony Financial subordinated unsecured notes:
Fixed subordinated unsecured notes	2033	7.25% - 7.25%	7.25%	740	—
Total senior and subordinated unsecured notes			4.69%	8,706	7,964

Total borrowings				$14,934	$14,191
___________________
(a)Includes unamortized debt premiums, discounts and issuance costs.
(b)The Company may redeem certain borrowings prior to their original contractual maturity dates in accordance with the optional redemption provision specified in the respective instruments.
Debt Maturities
The following table summarizes the maturities of the principal amount of our borrowings of consolidated securitization entities and senior and subordinated unsecured notes for the remainder of 2023 and over the next four years and thereafter:

($ in millions)	2023	2024	2025	2026	2027	Thereafter
Borrowings	$1,457	$3,650	$5,375	$750	$1,600	$2,150
Third-Party Debt
2023 Issuance ($ in millions):

Issuance Date	Principal Amount	Maturity	Interest Rate
Synchrony Financial
February 2023	$750	February 2033	7.250%

Credit Facilities
As additional sources of liquidity, we have undrawn committed capacity under certain credit facilities, primarily related to our securitization programs.
At March 31, 2023, we had an aggregate of $2.5 billion of undrawn committed capacity under our securitization financings, subject to customary borrowing conditions, from private lenders under our securitization programs, and an aggregate of $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders.
NOTE 9.    FAIR VALUE MEASUREMENTS
For a description of how we estimate fair value, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies in our 2022 annual consolidated financial statements in our 2022 Form 10-K. The following tables present our assets and liabilities measured at fair value on a recurring basis.
Recurring Fair Value Measurements

At March 31, 2023 ($ in millions)	Level 1	Level 2	Level 3	Total(a)
Assets
Debt securities
U.S. government and federal agency	$—	$3,046	$—	$3,046
State and municipal	—	—	10	10
Residential mortgage-backed	—	405	—	405
Asset-backed	—	539	—	539
Other	—	—	8	8
Other(b)	14	—	12	26
Total	$14	$3,990	$30	$4,034

Liabilities
Other(c)	—	—	7	7
Total	$—	$—	$7	$7

At December 31, 2022 ($ in millions)
Assets
Debt securities
U.S. government and federal agency	$—	$3,864	$—	$3,864
State and municipal	—	—	10	10
Residential mortgage-backed	—	418	—	418
Asset-backed	—	580	—	580
Other	—	—	7	7
Other(b)	14	—	13	27
Total	$14	$4,862	$30	$4,906

Liabilities
Other(c)	—	—	$7	$7
Total	$—	$—	$7	$7
_______________________
(a)    For the three months ended March 31, 2023 and 2022, there were no fair value measurements transferred between levels.
(b)    Other is primarily comprised of equity investments measured at fair value, which are included in Other assets in our Condensed Consolidated Statement of Financial Position, as well as certain financial assets for which we have elected the fair value option which are included in Loan receivables in our Condensed Consolidated Statement of Financial Position.
(c)    Other is primarily comprised of certain financial liabilities for which we have elected the fair value option, which are included in Accrued expenses and other liabilities in our Condensed Consolidated Statement of Financial Position.

Level 3 Fair Value Measurements
Our Level 3 recurring fair value measurements primarily relate to state and municipal and corporate debt instruments, which are valued using non-binding broker quotes or other third-party sources, and financial assets and liabilities for which we have elected the fair value option. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies and Note 9. Fair Value Measurements in our 2022 annual consolidated financial statements in our 2022 Form 10-K for a description of our process to evaluate third-party pricing servicers. Our state and municipal debt securities are classified as available-for-sale with changes in fair value included in accumulated other comprehensive income.
The changes in our Level 3 assets and liabilities that are measured on a recurring basis for the three months ended March 31, 2023 and 2022, respectively, were not material.

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

	Carrying	Corresponding fair value amount
At March 31, 2023 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$15,303	$15,303	$15,303	$—	$—
Other assets(a)(b)	$617	$617	$617	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$81,600	$93,265	$—	$—	$93,265

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$74,425	$73,872	$—	$73,872	$—
Borrowings of consolidated securitization entities	$6,228	$6,167	$—	$2,344	$3,823
Senior and subordinated unsecured notes	$8,706	$7,836	$—	$7,836	$—

	Carrying	Corresponding fair value amount
At December 31, 2022 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$10,294	$10,294	$10,294	$—	$—
Other assets(a)(b)	$136	$136	$136	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$82,930	$94,339	$—	$—	$94,339

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$71,735	$70,685	$—	$70,685	$—
Borrowings of consolidated securitization entities	$6,227	$6,127	$—	$2,327	$3,800
Senior and subordinated unsecured notes	$7,964	$7,530	$—	$7,530	$—
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

Equity Securities Without Readily Determinable Fair Values

At or for the three months ended March 31 ($ in millions)	2023	2022
Carrying value(a)	$250	$242
Upward adjustments(b)	—	7
Downward adjustments(b)	—	(2)
_______________________
(a)    Carrying value reflects cumulative purchases and sales in addition to upward and downward carrying value changes, and at December 31, 2022 was $245 million.
(b)    Between January 1, 2018 and March 31, 2023, cumulative upward and downward carrying value adjustments were $188 million and $(8) million, respectively.
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
The Company elected to adopt the option provided by the interim final rule issued by joint federal bank regulatory agencies, which largely delayed the effects of CECL on its regulatory capital through December 31, 2021. Beginning in the first quarter of 2022, the effects are now being phased-in over a three-year period through 2024 and effects fully phased-in beginning in the first quarter of 2025. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period included both the initial impact of our adoption of CECL at January 1, 2020 and 25% of subsequent changes in our allowance for credit losses during the two-year period ended December 31, 2021, collectively the “CECL regulatory capital transition adjustment”. Beginning in the first quarter of 2023 only 50% of the CECL regulatory capital transition adjustment is now deferred in our regulatory capital amounts and ratios, as compared to 75% at December 31, 2022.
At March 31, 2023 and December 31, 2022, Synchrony Financial met all applicable requirements to be deemed well-capitalized pursuant to Federal Reserve Board regulations. At March 31, 2023 and December 31, 2022, the Bank also met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. There are no conditions or events subsequent to March 31, 2023 that management believes have changed the Company's or the Bank’s capital category.

The actual capital amounts, ratios and the applicable required minimums of the Company and the Bank are as follows:
Synchrony Financial

At March 31, 2023 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)
Total risk-based capital	$14,180	15.4%	$7,350	8.0%
Tier 1 risk-based capital	$12,207	13.3%	$5,512	6.0%
Tier 1 leverage	$12,207	11.6%	$4,196	4.0%
Common equity Tier 1 Capital	$11,473	12.5%	$4,134	4.5%

At December 31, 2022 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)
Total risk-based capital	$13,713	15.0%	$7,328	8.0%
Tier 1 risk-based capital	$12,493	13.6%	$5,496	6.0%
Tier 1 leverage	$12,493	12.3%	$4,075	4.0%
Common equity Tier 1 Capital	$11,759	12.8%	$4,122	4.5%
Synchrony Bank

At March 31, 2023 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio
Total risk-based capital	$13,074	15.2%	$6,865	8.0%	$8,582	10.0%
Tier 1 risk-based capital	$11,921	13.9%	$5,149	6.0%	$6,865	8.0%
Tier 1 leverage	$11,921	12.2%	$3,915	4.0%	$4,893	5.0%
Common equity Tier I capital	$11,921	13.9%	$3,862	4.5%	$5,578	6.5%

At December 31, 2022 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio
Total risk-based capital	$13,313	15.6%	$6,838	8.0%	$8,547	10.0%
Tier 1 risk-based capital	$12,174	14.2%	$5,128	6.0%	$6,838	8.0%
Tier 1 leverage	$12,174	12.8%	$3,790	4.0%	$4,738	5.0%
Common equity Tier I capital	$12,174	14.2%	$3,846	4.5%	$5,556	6.5%
_______________________
(a)Capital ratios are calculated based on the Basel III Standardized Approach rules. Capital amounts and ratios at March 31, 2023 and at December 31, 2022 in the above tables reflect the applicable CECL regulatory capital transition adjustment.
(b)At March 31, 2023 and at December 31, 2022, Synchrony Financial and the Bank also must maintain a capital conservation buffer of common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 2.5 percentage points to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.
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
The following table presents the calculation of basic and diluted earnings per common share:

	Three months ended March 31,
(in millions, except per share data)	2023	2022
Net earnings	$601	$932
Preferred stock dividends	(11)	(10)
Net earnings available to common stockholders	$590	$922

Weighted average common shares outstanding, basic	434.4	515.3
Effect of dilutive securities	2.8	4.2
Weighted average common shares outstanding, dilutive	437.2	519.5

Earnings per basic common share	$1.36	$1.79
Earnings per diluted common share	$1.35	$1.77
We have issued certain stock-based awards under the Synchrony Financial 2014 Long-Term Incentive Plan. A total of 5 million shares and 1 million shares for the three months ended March 31, 2023 and 2022, respectively, related to these awards, were considered anti-dilutive and therefore were excluded from the computation of diluted earnings per common share.
NOTE 12.    INCOME TAXES
Unrecognized Tax Benefits

($ in millions)	March 31, 2023	December 31, 2022
Unrecognized tax benefits, excluding related interest expense and penalties(a)	$273	$267
Portion that, if recognized, would reduce tax expense and effective tax rate(b)	$183	$177
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
We establish a liability that represents the difference between a tax position taken (or expected to be taken) on an income tax return and the amount of taxes recognized in our financial statements. The liability associated with the unrecognized tax benefits is adjusted periodically when new information becomes available. The amount of unrecognized tax benefits that is reasonably possible to be resolved in the next twelve months is expected to be $72 million, of which $24 million, if recognized, would reduce the Company's tax expense and effective tax rate.
In the current year, the Company executed a Memorandum of Understanding with the IRS to participate voluntarily in the IRS Compliance Assurance Process (“CAP”) program for the 2023 tax year, and thus the tax year is under IRS review. The IRS is also examining our 2022 tax year, and we expect the review will be substantially completed in the current year. Additionally, we are under examination in various states going back to 2014.
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

On November 2, 2018, a putative class action lawsuit, Retail Wholesale Department Store Union Local 338 Retirement Fund v. Synchrony Financial, et al., was filed in the U.S. District Court for the District of Connecticut, naming as defendants the Company and two of its officers. The lawsuit asserts violations of the Exchange Act for allegedly making materially misleading statements and/or omitting material information concerning the Company’s underwriting practices and private-label card business, and was filed on behalf of a putative class of persons who purchased or otherwise acquired the Company’s common stock between October 21, 2016 and November 1, 2018. The complaint seeks an award of unspecified compensatory damages, costs and expenses. On February 5, 2019, the court appointed Stichting Depositary APG Developed Markets Equity Pool as lead plaintiff for the putative class. On April 5, 2019, an amended complaint was filed, asserting a new claim for violations of the Securities Act in connection with statements in the offering materials for the Company’s December 1, 2017 note offering. The Securities Act claims are filed on behalf of persons who purchased or otherwise acquired Company bonds in or traceable to the December 1, 2017 note offering between December 1, 2017 and November 1, 2018. The amended complaint names as additional defendants two additional Company officers, the Company’s board of directors, and the underwriters of the December 1, 2017 note offering. The amended complaint is captioned Stichting Depositary APG Developed Markets Equity Pool and Stichting Depositary APG Fixed Income Credit Pool v. Synchrony Financial et al. On March 26, 2020, the District Court recaptioned the case In re Synchrony Financial Securities Litigation and on March 31, 2020, the District Court granted the defendants’ motion to dismiss the complaint with prejudice. On April 20, 2020, plaintiffs filed a notice to appeal the decision to the United States Court of Appeals for the Second Circuit. On February 16, 2021, the Court of Appeals affirmed the District Court’s dismissal of the Securities Act claims and all of the claims under the Exchange Act with the exception of a claim relating to a single statement on January 19, 2018 regarding whether Synchrony was receiving pushback on credit from its retail partners. On April 3, 2023, the parties executed a Stipulation and Agreement of Settlement, in which plaintiffs agreed to settle all remaining claims in the action in exchange for a payment of $34 million. The District Court preliminarily approved the settlement on April 12, 2023.
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
The following table presents the approximate net interest income impacts forecasted over the next twelve months from an immediate and parallel change in interest rates affecting all interest rate sensitive assets and liabilities at March 31, 2023.

Basis Point Change	At March 31, 2023
($ in millions)
-100 basis points	$(197)
+100 basis points	$41
For a more detailed discussion of our exposure to market risk and our transition from the LIBOR benchmark rate, refer to “Management's Discussion and Analysis—Quantitative and Qualitative Disclosures about Market Risk” in our 2022 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), and based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

No change in internal control over financial reporting occurred during the fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of legal proceedings, see Note 13. Legal Proceedings and Regulatory Matters to our condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors included in our 2022 Form 10-K under the heading “Risk Factors Relating to Our Business” and “Risk Factors Relating to Regulation”.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding purchases of our common stock primarily related to our share repurchase program that were made by us or on our behalf during the three months ended March 31, 2023.

($ in millions, except per share data)	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Programs(c)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs(b)
January 1 - 31, 2023	1,727,662	$35.80	1,200,400	$656.8
February 1 - 28, 2023	5,827,311	35.70	5,827,242	448.7
March 1 - 31, 2023	4,797,305	34.73	4,287,840	300.0
Total	12,352,278	$35.34	11,315,482	$300.0
_______________________
(a)Includes 527,262 shares, 69 shares and 509,465 shares withheld in January, February and March, respectively, to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying performance stock awards, restricted stock awards or upon the exercise of stock options.
(b)Amounts exclude commission costs.
(c)In May 2021 the Board of Directors approved a share repurchase authorization of $2.8 billion through June 2023.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description
4.1
Indenture, dated as of February 2, 2023, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on February 2, 2023)

4.2
First Supplemental Indenture, dated as of February 2, 2023, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on February 2, 2023)

4.3	Form of 7.250% Subordinated Notes due 2033 (incorporated by reference to Exhibit 4.3 of Form 8-K filed by Synchrony Financial on February 2, 2023)
31(a)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
31(b)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
32*	Certification Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included as Exhibit 101)
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

Synchrony Financial
(Registrant)

April 20, 2023	/s/ Brian J. Wenzel Sr.
Date	Brian J. Wenzel Sr. Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)