Form 10-Q
period 2023-06-30
Synchrony Financial
filed 2023-07-21
CIK 1601712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 17, 2023 was 418,183,060.

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
Introduction and Business Overview
____________________________________________________________________________________________
We are a premier consumer financial services company delivering one of the industry's most complete, digitally-enabled product suites. Our experience, expertise and scale encompass a broad spectrum of industries including digital, health and wellness, retail, telecommunications, home, auto, outdoor, pet and more. We have an established and diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” For the three and six months ended June 30, 2023, we financed $47.3 billion and $88.8 billion of purchase volume, respectively, and had 69.5 million and 69.6 million average active accounts, respectively, and at June 30, 2023, we had $94.8 billion of loan receivables.
We offer our credit products primarily through our wholly-owned subsidiary, the Bank. In addition, through the Bank, we offer, directly to retail, affinity relationships and commercial customers, a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”), including certificates of deposit, individual retirement accounts (“IRAs”), money market accounts, savings accounts and sweep and affinity deposits. We also take deposits at the Bank through third-party securities brokerage firms that offer our FDIC-insured deposit products to their customers. We have significantly expanded our online direct banking operations in recent years and our deposit base serves as a source of stable and diversified low cost funding for our credit activities. At June 30, 2023, we had $75.8 billion in deposits, which represented 84% of our total funding sources.
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
The following table sets forth each credit product by type and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at June 30, 2023.

		Promotional Offer
Credit Product	Standard Terms Only	Deferred Interest	Other Promotional	Total
Credit cards	58.6%	19.5%	16.1%	94.2%
Commercial credit products	1.9	—	—	1.9
Consumer installment loans	0.1	0.1	3.6	3.8
Other	0.1	—	—	0.1
Total	60.7%	19.6%	19.7%	100.0%
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
•Dual Cards and General Purpose Co-Branded Cards. Our patented Dual Cards are credit cards that function as private label credit cards when used to purchase goods and services from our partners, and as general purpose credit cards when used to make purchases from other retailers wherever cards from those card networks are accepted or for cash advance transactions. We also offer general purpose co-branded credit cards that do not function as private label credit cards, as well as a Synchrony-branded general purpose credit card. Dual Cards and general purpose co-branded credit cards are offered across all of our sales platforms and credit is typically extended on standard terms only. We offer either Dual Cards or general purpose co-branded credit cards through over 15 of our large partners, of which the majority are Dual Cards, as well as our CareCredit Dual Card. Consumer Dual Cards and Co-Branded cards totaled 25% of our total loan receivables portfolio at June 30, 2023.
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

Business Trends and Conditions
____________________________________________________________________________________________
We believe our business and results of operations will be impacted in the future by various trends and conditions. For a discussion of certain trends and conditions, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Trends and Conditions” in our 2022 Form 10-K. For a discussion of how certain trends and conditions impacted the three and six months ended June 30, 2023, see “—Results of Operations.”

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
However, in addition to these seasonal trends, the elevated customer payment behavior we have experienced in recent years and more recently the subsequent moderation from these elevated levels, has also significantly impacted our key financial metrics and the fluctuations experienced between quarterly periods. The effects from these changes in customer payment behavior have resulted in either partial, or in some instances full, offset to the impact from the ongoing seasonal trends discussed above. This is most evident in our past due balances which increased to $3.6 billion at June 30, 2023 from $3.4 billion at December 31, 2022 due to the impact from lower customer payment rates which exceeded the effects of the seasonal trends we experienced.

Results of Operations
____________________________________________________________________________________________
Highlights for the Three and Six Months Ended June 30, 2023
Below are highlights of our performance for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, as applicable, except as otherwise noted.
•Net earnings decreased to $569 million from $804 million and to $1.2 billion from $1.7 billion for the three and six months ended June 30, 2022. The decreases in the three and six months ended June 30, 2023 were primarily driven by increases in provision for credit losses and higher interest expense, partially offset by higher interest income and lower retailer share arrangements.
•Loan receivables increased 14.7% to $94.8 billion at June 30, 2023 compared to $82.7 billion at June 30, 2022, driven by lower customer payment rates and purchase volume growth.
•Net interest income increased 8.4% to $4.1 billion and 7.6% to $8.2 billion for the three and six months ended June 30, 2023, respectively. Interest and fees on loans increased 19.1% and 17.2% for the three and six months ended June 30, 2023, respectively, primarily driven by growth in average loan receivables and higher benchmark rates, partially offset by the impact of portfolios sold in the second quarter of 2022. For the three and six months ended June 30, 2023, interest expense increased due to higher benchmark rates and higher funding liabilities.
•Retailer share arrangements decreased 21.3% to $887 million and 19.1% to $1.8 billion for the three and six months ended June 30, 2023, primarily due to higher net charge-offs and the impact of portfolios sold in the second quarter of 2022, partially offset by higher net interest income.
•Over-30 day loan delinquencies as a percentage of period-end loan receivables increased 110 basis points to 3.84% at June 30, 2023. The net charge-off rate increased 202 basis points to 4.75% and increased 189 basis points to 4.62% for the three and six months ended June 30, 2023.
•Provision for credit losses increased to $1.4 billion from $724 million, and to $2.7 billion from $1.2 billion for the three and six months ended June 30, 2023, respectively. The increases for the three and six months ended June 30, 2023, were primarily driven by higher net charge-offs and reserve increases in the current year. The increases in reserves for credit losses were primarily driven by growth in loan receivables. Our allowance coverage ratio (allowance for credit losses as a percent of period-end loan receivables) decreased to 10.34% at June 30, 2023, as compared to 10.65% at June 30, 2022.

•Other expense increased by $86 million, or 7.9%, and $166 million, or 7.8%, for the three and six months ended June 30, 2023, respectively. The increases for the three and six months ended June 30, 2023 were primarily driven by growth related items as well as higher operational losses and technology investments.
•At June 30, 2023, deposits represented 84% of our total funding sources. Total deposits increased by 5.6% to $75.8 billion at June 30, 2023, compared to December 31, 2022.
•During the six months ended June 30, 2023, we declared and paid cash dividends on our Series A 5.625% non-cumulative preferred stock of $28.12 per share, or $21 million.
•During the six months ended June 30, 2023, we repurchased $700 million of our outstanding common stock, and declared and paid cash dividends of $0.46 per share, or $199 million. In April 2023, the Board of Directors approved an incremental share repurchase program of up to $1.0 billion, commencing this quarter through June 30, 2024, and intends to increase our quarterly dividend to $0.25 per common share commencing in the third quarter of 2023. At June 30, 2023 we have a total share repurchase authorization of $1.0 billion remaining. For more information, see “Capital—Dividend and Share Repurchases.”

2023 Partner Agreements
During the six months ended June 30, 2023, we continued to expand and diversify our portfolio with the addition or renewal of more than 30 partners, which included the following:
•In our Home & Auto sales platform, we announced our new partnerships with Big Brand Tire & Service, GreatWater 360 Auto Care, LG Air Conditioning and Roto Rooter and extended our program agreements with CCA Global Partners, CertainPath, Conn's, Haverty's Furniture, Haynes, Horizon, Living Spaces and LoveSac.
•In our Digital sales platform, we extended our program agreement with Zulily.
•In our Health & Wellness sales platform, we expanded our network through our new partnerships with AmeriVet Veterinary Partners, Destination Pet, Hand & Stone, Heart and Paw, Marquee Dental Partners, O'Brien Vet Group, and Valley Veterinary, and also extended our endorsements with the American Dental Association, Academy of General Dentistry, The Aspen Group and NVA.
•In our Lifestyle sales platform, we extended our program agreement with Club Champion, JTV, Piaggio, Robbins Brothers and The Container Store and launched Synchrony’s Outdoor Card, enabling easy and affordable financing solutions to powersports customers.
Summary Earnings
The following table sets forth our results of operations for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Interest income	$5,021	$4,074	$9,807	$8,096
Interest expense	901	272	1,636	505
Net interest income	4,120	3,802	8,171	7,591
Retailer share arrangements	(887)	(1,127)	(1,804)	(2,231)
Provision for credit losses	1,383	724	2,673	1,245
Net interest income, after retailer share arrangements and provision for credit losses	1,850	1,951	3,694	4,115
Other income	61	198	126	306
Other expense	1,169	1,083	2,288	2,122
Earnings before provision for income taxes	742	1,066	1,532	2,299
Provision for income taxes	173	262	362	563
Net earnings	$569	$804	$1,170	$1,736
Net earnings available to common stockholders	$559	$793	$1,149	$1,715

Other Financial and Statistical Data
The following table sets forth certain other financial and statistical data for the periods indicated.

	At and for the		At and for the
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Financial Position Data (Average):
Loan receivables, including held for sale	$92,489	$83,412	$91,656	$83,081
Total assets	$108,401	$96,073	$107,128	$95,816
Deposits	$75,232	$64,357	$73,936	$63,527
Borrowings	$14,570	$13,537	$14,620	$13,791
Total equity	$13,435	$13,462	$13,425	$13,595
Selected Performance Metrics:
Purchase volume(1)(2)	$47,276	$47,217	$88,833	$87,707
Home & Auto	$12,853	$12,895	$23,716	$23,155
Digital	$13,472	$12,463	$25,733	$23,659
Diversified & Value	$15,356	$14,388	$28,795	$25,946
Health & Wellness	$4,015	$3,443	$7,705	$6,550
Lifestyle	$1,580	$1,431	$2,882	$2,626
Corp, Other	$—	$2,597	$2	$5,771
Average active accounts (in thousands)(2)(3)	69,517	68,671	69,637	69,438
Net interest margin(4)	14.94%	15.60%	15.08%	15.70%
Net charge-offs	$1,096	$567	$2,102	$1,125
Net charge-offs as a % of average loan receivables, including held for sale	4.75%	2.73%	4.62%	2.73%
Allowance coverage ratio(5)	10.34%	10.65%	10.34%	10.65%
Return on assets(6)	2.1%	3.4%	2.2%	3.7%
Return on equity(7)	17.0%	24.0%	17.6%	25.8%
Equity to assets(8)	12.39%	14.01%	12.53%	14.19%
Other expense as a % of average loan receivables, including held for sale	5.07%	5.21%	5.03%	5.15%
Efficiency ratio(9)	35.5%	37.7%	35.2%	37.5%
Effective income tax rate	23.3%	24.6%	23.6%	24.5%
Selected Period-End Data:
Loan receivables	$94,801	$82,674	$94,801	$82,674
Allowance for credit losses	$9,804	$8,808	$9,804	$8,808
30+ days past due as a % of period-end loan receivables(10)	3.84%	2.74%	3.84%	2.74%
90+ days past due as a % of period-end loan receivables(10)	1.77%	1.22%	1.77%	1.22%
Total active accounts (in thousands)(3)	70,269	65,969	70,269	65,969
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

	2023			2022
Three months ended June 30 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$14,198	$178	5.03%	$9,249	$20	0.87%
Securities available for sale	3,948	31	3.15%	5,063	15	1.19%
Loan receivables, including held for sale(3):
Credit cards	87,199	4,679	21.52%	78,912	3,943	20.04%
Consumer installment loans	3,359	94	11.22%	2,775	69	9.97%
Commercial credit products	1,808	36	7.99%	1,654	25	6.06%
Other	123	3	9.78%	71	2	11.30%
Total loan receivables, including held for sale	92,489	4,812	20.87%	83,412	4,039	19.42%
Total interest-earning assets	110,635	5,021	18.20%	97,724	4,074	16.72%
Non-interest-earning assets:
Cash and due from banks	976			1,614
Allowance for credit losses	(9,540)			(8,651)
Other assets	6,330			5,386
Total non-interest-earning assets	(2,234)			(1,651)
Total assets	$108,401			$96,073
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$74,812	$717	3.84%	$63,961	$160	1.00%
Borrowings of consolidated securitization entities	5,863	78	5.34%	6,563	40	2.44%
Senior and subordinated unsecured notes	8,707	106	4.88%	6,974	72	4.14%
Total interest-bearing liabilities	89,382	901	4.04%	77,498	272	1.41%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	420			396
Other liabilities	5,164			4,717
Total non-interest-bearing liabilities	5,584			5,113
Total liabilities	94,966			82,611
Equity
Total equity	13,435			13,462
Total liabilities and equity	$108,401			$96,073
Interest rate spread(4)			14.16%			15.31%
Net interest income		$4,120			$3,802
Net interest margin(5)			14.94%			15.60%

	2023			2022
Six months ended June 30 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$13,287	$318	4.83%	$9,113	$25	0.55%
Securities available for sale	4,358	61	2.82%	5,287	24	0.92%
Loan receivables, including held for sale(3):
Credit cards	86,555	9,176	21.38%	78,738	7,856	20.12%
Consumer installment loans	3,232	177	11.04%	2,729	135	9.98%
Commercial credit products	1,753	70	8.05%	1,545	53	6.92%
Other	116	5	8.69%	69	3	8.77%
Total loan receivables, including held for sale	91,656	9,428	20.74%	83,081	8,047	19.53%
Total interest-earning assets	109,301	9,807	18.09%	97,481	8,096	16.75%
Non-interest-earning assets:
Cash and due from banks	1,000			1,620
Allowance for credit losses	(9,402)			(8,663)
Other assets	6,229			5,378
Total non-interest-earning assets	(2,173)			(1,665)
Total assets	$107,128			$95,816
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$73,521	$1,274	3.49%	$63,142	$287	0.92%
Borrowings of consolidated securitization entities	6,045	155	5.17%	6,695	73	2.20%
Senior and subordinated unsecured notes	8,575	207	4.87%	7,096	145	4.12%
Total interest-bearing liabilities	88,141	1,636	3.74%	76,933	505	1.32%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	415			385
Other liabilities	5,147			4,903
Total non-interest-bearing liabilities	5,562			5,288
Total liabilities	93,703			82,221
Equity
Total equity	13,425			13,595
Total liabilities and equity	$107,128			$95,816
Interest rate spread(4)			14.35%			15.43%
Net interest income		$8,171			$7,591
Net interest margin(5)			15.08%			15.70%
________________________________________
(1)Average yields/rates are based on total interest income/expense over average balances.
(2)Includes average restricted cash balances of $472 million and $637 million for the three months ended June 30, 2023 and 2022, respectively, and $412 million and $626 million for the six months ended June 30, 2023 and 2022, respectively.
(3)Interest income on loan receivables includes fees on loans of $644 million and $631 million for the three months ended June 30, 2023 and 2022, respectively, and $1.3 billion for both the six months ended June 30, 2023 and 2022, respectively.
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
Interest Income
Interest income increased by $947 million, or 23.2%, and $1.7 billion, or 21.1%, for the three and six months ended June 30, 2023, respectively, primarily driven by increases in interest and fees on loans of 19.1% and 17.2%, respectively. The increases in interest and fees on loans were primarily driven by growth in average loan receivables and higher benchmark rates, partially offset by the impact of portfolios sold in the second quarter of 2022. Excluding the impact of the portfolio sales, interest and fees on loans increased 25.4% and 24.3% for the three and six months ended June 30, 2023, respectively.
Average interest-earning assets

Three months ended June 30 ($ in millions)	2023	%	2022	%
Loan receivables, including held for sale	$92,489	83.6%	$83,412	85.4%
Liquidity portfolio and other	18,146	16.4%	14,312	14.6%
Total average interest-earning assets	$110,635	100.0%	$97,724	100.0%

Six months ended June 30 ($ in millions)	2023	%	2022	%
Loan receivables, including held for sale	$91,656	83.9%	$83,081	85.2%
Liquidity portfolio and other	17,645	16.1%	14,400	14.8%
Total average interest-earning assets	$109,301	100.0%	$97,481	100.0%

Average loan receivables, including held for sale, increased 10.9% and 10.3% for the three and six months ended June 30, 2023, respectively, primarily driven by moderation in customer payment rates and growth in purchase volume, partially offset by the impact from portfolios sold in the second quarter of 2022. Purchase volume remained flat for the three months ended June 30, 2023 and increased 1.3% for the six months ended June 30, 2023, respectively, and excluding the impact of portfolios sold during the second quarter, purchase volume increased by 6.0% and 8.4%, respectively.
Yield on average interest-earning assets
The yield on average interest-earning assets increased for the three and six months ended June 30, 2023. The increases in the three and six months ended June 30, 2023 were primarily due to increases in the yield on average loan receivables. The increases in loan receivable yield were 145 basis points to 20.87% and 121 basis points to 20.74% for the three and six months ended June 30, 2023, respectively.
Interest Expense
Interest expense increased by $629 million to $901 million, and $1.1 billion, to $1.6 billion, for the three and six months ended June 30, 2023, respectively, primarily attributed to higher benchmark interest rates and higher funding liabilities. Our cost of funds increased to 4.04% and 3.74% for the three and six months ended June 30, 2023, respectively, compared to 1.41% and 1.32% for the three and six months ended June 30, 2022, respectively.
Average interest-bearing liabilities

Three months ended June 30 ($ in millions)	2023	%	2022	%
Interest-bearing deposit accounts	$74,812	83.7%	$63,961	82.5%
Borrowings of consolidated securitization entities	5,863	6.6%	6,563	8.5%
Senior and subordinated unsecured notes	8,707	9.7%	6,974	9.0%
Total average interest-bearing liabilities	$89,382	100.0%	$77,498	100.0%

Six months ended June 30 ($ in millions)	2023	%	2022	%
Interest-bearing deposit accounts	$73,521	83.4%	$63,142	82.1%
Borrowings of consolidated securitization entities	6,045	6.9%	6,695	8.7%
Senior and subordinated unsecured notes	8,575	9.7%	7,096	9.2%
Total average interest-bearing liabilities	$88,141	100.0%	$76,933	100.0%
Net Interest Income
Net interest income increased by $318 million, or 8.4%, and $580 million, or 7.6%, for the three and six months ended June 30, 2023, respectively, resulting from the changes in interest income and interest expense discussed above.
Retailer Share Arrangements
Retailer share arrangements decreased by $240 million, or 21.3%, and $427 million, or 19.1% for the three and six months ended June 30, 2023, respectively, primarily due to higher net charge-offs and the impact of portfolios sold in the second quarter of 2022, partially offset by higher net interest income.
Provision for Credit Losses
Provision for credit losses increased to $1.4 billion from $724 million, and $2.7 billion from $1.2 billion for the three and six months ended June 30, 2023, respectively, primarily driven by higher net charge-offs and reserve builds in the current year primarily driven by growth in loan receivables.
Other Income

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Interchange revenue	$262	$263	$494	$493
Debt cancellation fees	125	93	240	182
Loyalty programs	(345)	(322)	(643)	(580)
Other	19	164	35	211
Total other income	$61	$198	$126	$306
Other income decreased by $137 million, or 69.2%, and $180 million, or 58.8%, for the three and six months ended June 30, 2023, respectively. The decreases for the three and six months ended June 30, 2023 were primarily driven by the recognition in the prior year of the gain on sale of $120 million from the portfolio sales in the second quarter of 2022. The decrease for the six months ended June 30, 2023 was also driven by higher loyalty program costs associated with purchase volume growth and downward adjustments to certain equity method investments in the current year compared to investment gains in the prior year period, partially offset by higher debt cancellation fees.

Other Expense

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Employee costs	$451	$404	$902	$806
Professional fees	209	185	395	395
Marketing and business development	133	135	264	251
Information processing	179	163	345	308
Other	197	196	382	362
Total other expense	$1,169	$1,083	$2,288	$2,122
Other expense increased by $86 million, or 7.9% and by $166 million, or 7.8%, for the three and six months ended June 30, 2023, respectively, primarily driven by growth related items as well as higher operational losses and technology investments. These increases were partially offset by $62 million of additional marketing and site strategy actions taken in the prior year related to reinvestment of the gain on sale proceeds.
Employee costs increased for the three and six months ended June 30, 2023 primarily attributable to an increase in headcount driven by growth and higher benefit costs.
Professional fees and information processing increased for the three months ended June 30, 2023 primarily due to increased technology investments. The increase in information processing for the six months ended June 30, 2023 was primarily due to the same factor.

Marketing and business development costs remained flat for the three months ended June 30, 2023, as higher marketing investments in the current year to support business growth were offset by the additional marketing and growth investments in the prior year discussed above. Marketing and business development costs increased for the six months ended June 30, 2023 due to higher marketing investments in the current year to support business growth.
Other remained flat for the three months ended June 30, 2023, as higher operational losses were offset by the site strategy actions taken in the prior year. Other increased for the six months ended June 30, 2023, primarily due to higher operational losses which exceeded the impact from the site strategy actions taken in the prior year.
Provision for Income Taxes

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Effective tax rate	23.3%	24.6%	23.6%	24.5%
Provision for income taxes	$173	$262	$362	$563
The effective tax rate for the three and six months ended June 30, 2023 decreased compared to the same period in the prior year primarily due to the impact of higher research and development credits and the remeasurement of the state deferred tax asset caused by state income tax rate increases in the current year. The impact of both items is larger in the current year due to a decline in pre-tax income. For both periods presented, the effective tax rate differs from the applicable U.S. federal statutory tax rate primarily due to state income taxes.
Platform Analysis
As discussed above under “—Our Sales Platforms,” we offer our credit products primarily through five sales platforms (Home & Auto, Digital, Diversified & Value, Health & Wellness and Lifestyle), which management measures based on their revenue-generating activities. The following is a discussion of certain supplemental information for the three and six months ended June 30, 2023, for each of our five sales platforms and Corp, Other.

Home & Auto

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Purchase volume	$12,853	$12,895	$23,716	$23,155
Period-end loan receivables	$30,926	$27,989	$30,926	$27,989
Average loan receivables, including held for sale	$30,210	$27,106	$29,951	$26,758
Average active accounts (in thousands)	18,935	17,942	18,769	17,746

Interest and fees on loans	$1,275	$1,108	$2,500	$2,196
Other income	$27	$23	$52	$44
Home & Auto interest and fees on loans increased by $167 million, or 15.1%, and increased by $304 million, or 13.8%, for the three and six months ended June 30, 2023, respectively, primarily driven by growth in average loan receivables and higher benchmark rates. The growth in average loan receivables for both periods primarily reflects the impact of lower customer payment rates, as well as purchase volume growth of 2.4% for the six months ended June 30, 2023. Purchase volume remained flat for the three months ended June 30, 2023, as purchase volume growth from higher transaction values in Furniture and Home Specialty and growth in commercial sales were offset by lower retail traffic and the effects from a reduction in gas prices.
Digital

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Purchase volume	$13,472	$12,463	$25,733	$23,659
Period-end loan receivables	$25,758	$21,842	$25,758	$21,842
Average loan receivables, including held for sale	$25,189	$21,255	$25,086	$21,208
Average active accounts (in thousands)	20,559	19,069	20,570	19,042

Interest and fees on loans	$1,422	$1,058	$2,785	$2,080
Other income	$(2)	$(13)	$(1)	$(25)
Digital interest and fees on loans increased by $364 million, or 34.4%, and $705 million, or 33.9%, for the three and six months ended June 30, 2023, respectively, primarily driven by growth in average loan receivables, the impact of higher benchmark rates and the maturation of newer programs. The growth in average loan receivables for both periods reflected purchase volume growth of 8.1% and 8.8%, respectively, and average active account growth of 7.8% and 8.0%, respectively.
Diversified & Value

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Purchase volume	$15,356	$14,388	$28,795	$25,946
Period-end loan receivables	$18,329	$16,076	$18,329	$16,076
Average loan receivables, including held for sale	$17,935	$15,498	$17,825	$15,314
Average active accounts (in thousands)	20,346	19,026	20,652	19,189

Interest and fees on loans	$1,091	$826	$2,161	$1,652
Other income	$(21)	$(35)	$(35)	$(44)
Diversified & Value interest and fees on loans increased by $265 million, or 32.1%, and $509 million, or 30.8%, for the three and six months ended June 30, 2023, respectively, primarily driven by growth in average loan receivables and higher benchmark rates. The growth in average loan receivables for both periods reflected purchase volume growth of 6.7% and 11.0%, respectively, reflecting higher out-of-partner spend, strong retailer performance and average active account growth of 6.9% and 7.6%, respectively.

Health & Wellness

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Purchase volume	$4,015	$3,443	$7,705	$6,550
Period-end loan receivables	$13,327	$10,932	$13,327	$10,932
Average loan receivables, including held for sale	$12,859	$10,596	$12,585	$10,424
Average active accounts (in thousands)	7,063	6,177	6,976	6,102

Interest and fees on loans	$786	$644	$1,521	$1,260
Other income	$54	$49	$115	$102
Health & Wellness interest and fees on loans increased by $142 million, or 22.0%, and $261 million, or 20.7% for the three and six months ended June 30, 2023, respectively, primarily driven by growth in average loan receivables. The growth in average loan receivables for both periods reflected continued higher promotional purchase volume and lower customer payment rates. Purchase volume increased 16.6% and 17.6%, respectively, and average active accounts increased 14.3% for both the three and six months ended June 30, 2023.
Other income increased by $5 million, or 10.2%, and $13 million, or 12.7%, for the three and six months ended June 30, 2023, respectively, primarily due to higher debt cancellation fees.
Lifestyle

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Purchase volume	$1,580	$1,431	$2,882	$2,626
Period-end loan receivables	$6,280	$5,558	$6,280	$5,558
Average loan receivables, including held for sale	$6,106	$5,443	$6,013	$5,411
Average active accounts (in thousands)	2,529	2,510	2,575	2,551

Interest and fees on loans	$232	$194	$455	$385
Other income	$7	$7	$14	$13
Lifestyle interest and fees on loans increased by $38 million, or 19.6%, and $70 million, or 18.2%, for the three and six months ended June 30, 2023, respectively, primarily driven by growth in average loan receivables and higher benchmark interest rates. The growth in average loan receivables for both periods reflected purchase volume growth of 10.4% and 9.7% for the three and six months ended June 30, 2023, respectively, which was driven by higher transaction values in Outdoor and Luxury.
Corp, Other

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Purchase volume	$—	$2,597	$2	$5,771
Period-end loan receivables	$181	$277	$181	$277
Average loan receivables, including held for sale	$190	$3,514	$196	$3,966
Average active accounts (in thousands)	85	3,947	95	4,808

Interest and fees on loans	$6	$209	$6	$474
Other income	$(4)	$167	$(19)	$216
The decreases shown above for Corp, Other compared to the prior year period reflect the effects of the sale of the BP and Gap Inc. portfolios in May 2022 and June 2022, respectively.

Other income decreased by $171 million or 102.4%, and by $235 million, or 108.8%, for the three and six months ended June 30, 2023, respectively primarily due to the gain on sale of $120 million recognized in the prior year and lower interchange revenue related to the portfolios sold in the second quarter of 2022.
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
The following table sets forth the composition of our loan receivables portfolio by product type at the dates indicated.

($ in millions)	At June 30, 2023	(%)	At December 31, 2022	(%)
Loans
Credit cards	$89,299	94.2%	$87,630	94.8%
Consumer installment loans	3,548	3.8%	3,056	3.3
Commercial credit products	1,826	1.9%	1,682	1.8
Other	128	0.1%	102	0.1
Total loans	$94,801	100.0%	$92,470	100.0%
Loan receivables increased 2.5% to $94.8 billion at June 30, 2023 compared to December 31, 2022, and increased 14.7% to $94.8 billion at June 30, 2023 compared to $82.7 billion at June 30, 2022. The increases in loan receivables were primarily driven by lower customer payment rates and purchase volume growth. The increase compared to December 31, 2022 was partially offset by the seasonality of our business.
Our loan receivables portfolio had the following geographic concentration at June 30, 2023.

($ in millions)	Loan Receivables Outstanding	% of Total Loan Receivables Outstanding
State
Texas	$10,339	10.9%
California	$9,835	10.4%
Florida	$8,765	9.2%
New York	$4,665	4.9%
North Carolina	$3,911	4.1%
Delinquencies
Over-30 day loan delinquencies as a percentage of period-end loan receivables increased to 3.84% at June 30, 2023 from 2.74% at June 30, 2022, and increased from 3.65% at December 31, 2022. These increases were primarily driven by lower customer payment rates.
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

	Three months ended June 30,
	2023		2022
($ in millions)	Amount	Rate	Amount	Rate
Credit cards	$1,025	4.71%	$541	2.75%
Consumer installment loans	39	4.66%	11	1.59%
Commercial credit products	32	7.10%	15	3.64%
Other	—	—%	—	—%
Total net charge-offs	$1,096	4.75%	$567	2.73%

	Six months ended June 30,
	2023		2022
($ in millions)	Amount	Rate	Amount	Rate
Credit cards	$1,963	4.57%	$1,071	2.74%
Consumer installment loans	78	4.87%	28	2.07%
Commercial credit products	61	7.02%	26	3.39%
Other	—	—%	—	—%
Total net charge-offs	$2,102	4.62%	$1,125	2.73%
Allowance for Credit Losses
The allowance for credit losses totaled $9.8 billion at June 30, 2023, compared to $9.5 billion at December 31, 2022, respectively, and $8.8 billion at June 30, 2022, and reflects our estimate of expected credit losses for the life of the loan receivables on our Consolidated Statement of Financial Position. Our allowance for credit losses as a percentage of total loan receivables increased to 10.34% at June 30, 2023, from 10.30% at December 31, 2022 and decreased from 10.65% at June 30, 2022.
The increase in allowance for credit losses compared to June 30, 2022 and December 31, 2022 was primarily driven by growth in loan receivables. The increase compared to December 31, 2022 was partially offset by a $294 million reduction related to the adoption of ASU 2022-02 on January 1, 2023 which eliminated the separate recognition and measurement guidance for troubled debt restructurings (“TDRs”). See Note 2. Basis of Presentation and Summary of Significant Accounting Policies and Note 4. Loan Receivables and Allowance for Credit Losses to our condensed consolidated financial statements for additional information on the effects of adoption of the new accounting guidance.

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

The following table summarizes information concerning our funding sources during the periods indicated:

	2023			2022
Three months ended June 30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$74,812	83.7%	3.8%	$63,961	82.5%	1.0%
Securitized financings	5,863	6.6	5.3	6,563	8.5	2.4
Senior and subordinated unsecured notes	8,707	9.7	4.9	6,974	9.0	4.1
Total	$89,382	100.0%	4.0%	$77,498	100.0%	1.4%
______________________
(1)Excludes $420 million and $396 million average balance of non-interest-bearing deposits for the three months ended June 30, 2023 and 2022, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the three months ended June 30, 2023 and 2022.

	2023			2022
Six months ended June 30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$73,521	83.4%	3.5%	$63,142	82.1%	0.9%
Securitized financings	6,045	6.9	5.2	6,695	8.7	2.2
Senior and subordinated unsecured notes	8,575	9.7	4.9	7,096	9.2	4.1
Total	$88,141	100.0%	3.7%	$76,933	100.0%	1.3%
______________________
(1)Excludes $415 million and $385 million average balance of non-interest-bearing deposits for the six months ended June 30, 2023 and 2022, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the six months ended June 30, 2023 and 2022.

Deposits
We obtain deposits directly from retail, affinity relationships and commercial customers (“direct deposits”) or through third-party brokerage firms that offer our deposits to their customers (“brokered deposits”). At June 30, 2023, we had $62.9 billion in direct deposits and $12.9 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger that channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to continue to utilize our direct deposit base as a source of stable and diversified low-cost funding.
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

The following table summarizes certain information regarding our interest-bearing deposits by type (all of which constitute U.S. deposits) for the periods indicated:

Three months ended June 30 ($ in millions)	2023			2022
	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$32,722	43.7%	3.6%	$21,612	33.8%	1.1%
Savings, money market, and demand accounts	28,893	38.6	4.1	30,868	48.3	0.7
Brokered deposits	13,197	17.7	3.9	11,481	17.9	1.6
Total interest-bearing deposits	$74,812	100.0%	3.8%	$63,961	100.0%	1.0%

Six months ended June 30 ($ in millions)	2023			2022
	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$30,935	42.1%	3.2%	$20,923	33.1%	1.1%
Savings, money market, and demand accounts	29,401	40.0	3.7	30,982	49.1	0.6
Brokered deposits	13,185	17.9	3.7	11,237	17.8	1.3
Total interest-bearing deposits	$73,521	100.0%	3.5%	$63,142	100.0%	0.9%
Our deposit liabilities provide funding with maturities ranging from one day to ten years. At June 30, 2023, the weighted average maturity of our interest-bearing time deposits was 1.1 years. See Note 7. Deposits to our condensed consolidated financial statements for more information on the maturities of our time deposits.
The following table summarizes deposits by contractual maturity at June 30, 2023:

($ in millions)	3 Months or Less	Over 3 Months but within 6 Months	Over 6 Months but within 12 Months	Over 12 Months	Total
U.S. deposits (less than FDIC insurance limit)(1)(2)	$30,477	$4,858	$14,024	$11,445	$60,804
U.S. deposits (in excess of FDIC insurance limit)(2)
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	1,035	1,220	4,424	1,982	8,661
Savings, money market, and demand accounts	6,300	—	—	—	6,300
Total	$37,812	$6,078	$18,448	$13,427	$75,765
______________________
(1)Includes brokered certificates of deposit for which underlying individual deposit balances are assumed to be less than $250,000.
(2)The standard deposit insurance amount is $250,000 per depositor, for each account ownership category. Deposits in excess of FDIC insurance limit presented above include partially insured accounts. Our estimate of the uninsured portion of these deposit balances at June 30, 2023 was approximately $5.1 billion.
Securitized Financings
We access the asset-backed securitization market using the Synchrony Card Issuance Trust (“SYNIT”) through which we may issue asset-backed securities through both public transactions and private transactions funded by financial institutions and commercial paper conduits. In addition, we issue asset-backed securities in private transactions through the Synchrony Credit Card Master Note Trust (“SYNCT”) and the Synchrony Sales Finance Master Trust (“SFT”).

The following table summarizes expected contractual maturities of the investors’ interests in securitized financings, excluding debt premiums, discounts and issuance costs at June 30, 2023.

($ in millions)	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years	Total
Scheduled maturities of long-term borrowings—owed to securitization investors:
SYNCT	$750	$1,550	$—	$—	$2,300
SFT	—	1,550	—	—	1,550
SYNIT(1)	—	1,675	—	—	1,675
Total long-term borrowings—owed to securitization investors	$750	$4,775	$—	$—	$5,525
______________________
(1)Excludes any subordinated classes of SYNIT notes that we owned at June 30, 2023.
We retain exposure to the performance of trust assets through: (i) in the case of SYNCT, SFT and SYNIT, subordinated retained interests in the loan receivables transferred to the trust in excess of the principal amount of the notes for a given series that provide credit enhancement for a particular series, as well as a pari passu seller’s interest in each trust and (ii) in the case of SYNIT, any subordinated classes of notes that we own.
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
The following table summarizes for each of our trusts the three-month rolling average excess spread at June 30, 2023.

	Note Principal Balance ($ in millions)	# of Series Outstanding	Three-Month Rolling Average Excess Spread(1)
SYNCT	$2,300	4	~ 14.9% to 15.7%
SFT	$1,550	6	13.3%
SYNIT	$1,675	1	19.0%
______________________
(1)Represents the excess spread (generally calculated as interest income collected from the applicable pool of loan receivables less applicable net charge-offs, interest expense and servicing costs, divided by the aggregate principal amount of loan receivables in the applicable pool) for SFT or, in the case of SYNCT, a range of the excess spreads relating to the particular series issued within such trust or, in the case of SYNIT, the excess spread relating to the one outstanding series issued within such trust, in all cases omitting any series that have not been outstanding for at least three full monthly periods and calculated in accordance with the applicable trust or series documentation, for the three securitization monthly periods ended June 30, 2023.

Senior and Subordinated Unsecured Notes
The following table provides a summary of our outstanding fixed rate senior and subordinated unsecured notes at June 30, 2023, which includes $750 million of subordinated unsecured notes issued by Synchrony Financial in February 2023.

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
______________________
(1)Weighted average interest rate of all senior and subordinated unsecured notes at June 30, 2023 was 4.69%.
(2)The amounts shown exclude unamortized debt discounts, premiums and issuance costs.
Short-Term Borrowings
Except as described above, there were no material short-term borrowings for the periods presented.
Other
At June 30, 2023, we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
Covenants
The indenture pursuant to which our senior and subordinated unsecured notes have been issued includes various covenants. If we do not satisfy any of these covenants, the maturity of amounts outstanding thereunder may be accelerated and become payable. We were in compliance with all of these covenants at June 30, 2023.
At June 30, 2023, we were not in default under any of our credit facilities.
Credit Ratings
Our borrowing costs and capacity in certain funding markets, including securitizations and senior and subordinated debt, may be affected by the credit ratings of the Company, the Bank and the ratings of our asset-backed securities.

The table below reflects our current credit ratings and outlooks:

	S&P	Fitch Ratings
Synchrony Financial
Senior unsecured debt	BBB-	BBB-
Subordinated unsecured debt	BB+	BB+
Preferred stock	BB-	B+
Outlook for Synchrony Financial	Stable	Positive
Synchrony Bank
Senior unsecured debt	BBB	BBB-
Outlook for Synchrony Bank	Stable	Positive
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
We maintain a liquidity portfolio, which at June 30, 2023 had $16.4 billion of liquid assets, primarily consisting of cash and equivalents and short-term obligations of the U.S. Treasury, less cash in transit which is not considered to be liquid, compared to $14.2 billion of liquid assets at December 31, 2022. The increase in liquid assets was primarily due to deposit growth, issuance of subordinated unsecured debt and the seasonality of our business. We believe our liquidity position at June 30, 2023 remains strong as we continue to operate in a period of uncertain economic conditions and we will continue to closely monitor our liquidity as economic conditions change.
As additional sources of liquidity, at June 30, 2023, we had an aggregate of $2.5 billion of undrawn committed capacity on our securitized financings, subject to customary borrowing conditions, from private lenders under our securitization programs and $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders, and we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
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
While we have not been subject to the Federal Reserve Board's formal capital plan submission requirements to-date, we submitted a capital plan to the Federal Reserve Board in 2023. While not currently required, our capital plan process does include certain internal stress testing.
In 2023, our average total consolidated assets exceeded $100 billion and we will now become subject to existing enhanced prudential standards following applicable transition periods. We will be subject to the Federal Reserve Board's formal capital plan submission requirements in 2024 and will be required to conduct stress tests beginning in 2026. See “Regulation—Regulation Relating to Our Business—Recent Legislative and Regulatory Developments” in our 2022 Form 10-K for additional information on regulations that are currently applicable to us, as well as these enhanced prudential standards.
Dividend and Share Repurchases

Common Stock Cash Dividends Declared	Month of Payment	Amount per Common Share	Amount
($ in millions, except per share data)
Three months ended March 31, 2023	February 2023	$0.23	$100
Three months ended June 30, 2023	May 2023	0.23	99
Total dividends declared		$0.46	$199

Preferred Stock Cash Dividends Declared	Month of Payment	Amount per Preferred Share	Amount
($ in millions, except per share data)
Three months ended March 31, 2023	February 2023	$14.06	$11
Three months ended June 30, 2023	May 2023	14.06	10
Total dividends declared		$28.12	$21
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

Common Shares Repurchased Under Publicly Announced Programs	Total Number of Shares Purchased	Dollar Value of Shares Purchased
($ and shares in millions)
Three months ended March 31, 2023	11.3	$400
Three months ended June 30, 2023	10.5	300
Total	21.8	$700

In April 2023 the Board of Directors approved an incremental share repurchase program of up to $1.0 billion, through June 30, 2024. Repurchases under this program are subject to market conditions and other factors, including legal and regulatory restrictions and required approvals, if any. During the six months ended June 30, 2023, we repurchased $700 million of common stock as part of our share repurchase programs, with remaining authorized share repurchase capacity of $1.0 billion through June 2024.
Regulatory Capital Requirements - Synchrony Financial
As a savings and loan holding company, we are required to maintain minimum capital ratios, under the applicable U.S. Basel III capital rules. For more information, see “Regulation—Savings and Loan Holding Company Regulation” in our 2022 Form 10-K.
For Synchrony Financial to be a well-capitalized savings and loan holding company, Synchrony Bank must be well-capitalized and Synchrony Financial must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. At June 30, 2023, Synchrony Financial met all the requirements to be deemed well-capitalized.
The following table sets forth the composition of our capital ratios for the Company calculated under the Basel III Standardized Approach rules at June 30, 2023 and December 31, 2022, respectively.

	Basel III
	At June 30, 2023		At December 31, 2022
($ in millions)	Amount	Ratio(1)	Amount	Ratio(1)
Total risk-based capital	$14,479	15.2%	$13,713	15.0%
Tier 1 risk-based capital	$12,462	13.1%	$12,493	13.6%
Tier 1 leverage	$12,462	11.6%	$12,493	12.3%
Common equity Tier 1 capital	$11,728	12.3%	$11,759	12.8%
Risk-weighted assets	$95,060		$91,596
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
Capital amounts and ratios in the above table all reflect the applicable CECL regulatory capital transition adjustment for each period. The decrease in our common equity Tier 1 capital ratio compared to December 31, 2022 was primarily due to the second year phase-in of the impact of CECL on our regulatory capital and an increase in risk-weighted assets during the six months ended June 30, 2023, partially offset by the retention of net earnings during the same period and the impact from the adoption of the new accounting standard for TDRs. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies for additional information on the new accounting standard.
Regulatory Capital Requirements - Synchrony Bank
At June 30, 2023 and December 31, 2022, the Bank met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. The following table sets forth the composition of the Bank’s capital ratios calculated under the Basel III Standardized Approach rules at June 30, 2023 and December 31, 2022, and also reflects the applicable CECL regulatory capital transition adjustment for each period.

	At June 30, 2023		At December 31, 2022		Minimum to be Well-Capitalized under Prompt Corrective Action Provisions
($ in millions)	Amount	Ratio	Amount	Ratio	Ratio
Total risk-based capital	$14,036	15.7%	$13,313	15.6%	10.0%
Tier 1 risk-based capital	$12,086	13.5%	$12,174	14.2%	8.0%
Tier 1 leverage	$12,086	12.0%	$12,174	12.8%	5.0%
Common equity Tier 1 capital	$12,086	13.5%	$12,174	14.2%	6.5%
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
Off-Balance Sheet Arrangements and Unfunded Lending Commitments
____________________________________________________________________________________________
We do not have any material off-balance sheet arrangements, including guarantees of third-party obligations. Guarantees are contracts or indemnification agreements that contingently require us to make a guaranteed payment or perform an obligation to a third-party based on certain trigger events. At June 30, 2023, we had not recorded any contingent liabilities in our Condensed Consolidated Statement of Financial Position related to any guarantees. See Note 5 - Variable Interest Entities to our condensed consolidated financial statements for more information on our investment commitments for unconsolidated variable interest entities (“VIE's”).
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
In 2023, our average total consolidated assets exceeded $100 billion and we will now become subject to existing enhanced prudential standards following applicable transition periods. See “Regulation—Regulation Relating to Our Business—Recent Legislative and Regulatory Developments” in our 2022 Form 10-K for additional information on regulations that are currently applicable to us, as well as these enhanced prudential standards. See also “—Capital” above, for discussion of the impact of regulations and supervision on our capital and liquidity, including our ability to pay dividends and repurchase stock.
Additionally, in July 2023, the Federal Reserve Vice Chair for Supervision indicated that the Board of Governors of the Federal Reserve plan to issue a notice of proposed rulemaking that will include changes to the regulatory capital requirements for U.S. banks and bank holding companies with at least $100 billion in total assets, including potential changes to stress testing requirements. Upon issuance, the notice of proposed rulemaking would be subject to a public comment period prior to finalization. However, to the extent the proposed changes are finalized and adopted, they may increase our regulatory capital requirements, which may decrease our return on equity and could result in limitations on our ability to pay dividends or repurchase our stock.

ITEM 1. FINANCIAL STATEMENTS
Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
____________________________________________________________________________________________

	Three months ended June 30,		Six months ended June 30,
($ in millions, except per share data)	2023	2022	2023	2022
Interest income:
Interest and fees on loans (Note 4)	$4,812	$4,039	$9,428	$8,047
Interest on cash and debt securities	209	35	379	49
Total interest income	5,021	4,074	9,807	8,096
Interest expense:
Interest on deposits	717	160	1,274	287
Interest on borrowings of consolidated securitization entities	78	40	155	73
Interest on senior and subordinated unsecured notes	106	72	207	145
Total interest expense	901	272	1,636	505
Net interest income	4,120	3,802	8,171	7,591
Retailer share arrangements	(887)	(1,127)	(1,804)	(2,231)
Provision for credit losses (Note 4)	1,383	724	2,673	1,245
Net interest income, after retailer share arrangements and provision for credit losses	1,850	1,951	3,694	4,115
Other income:
Interchange revenue	262	263	494	493
Debt cancellation fees	125	93	240	182
Loyalty programs	(345)	(322)	(643)	(580)
Other	19	164	35	211
Total other income	61	198	126	306
Other expense:
Employee costs	451	404	902	806
Professional fees	209	185	395	395
Marketing and business development	133	135	264	251
Information processing	179	163	345	308
Other	197	196	382	362
Total other expense	1,169	1,083	2,288	2,122
Earnings before provision for income taxes	742	1,066	1,532	2,299
Provision for income taxes (Note 12)	173	262	362	563
Net earnings	$569	$804	$1,170	$1,736
Net earnings available to common stockholders	$559	$793	$1,149	$1,715

Earnings per share
Basic	$1.32	$1.61	$2.74	$3.40
Diluted	$1.32	$1.60	$2.73	$3.38

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
____________________________________________________________________________________________

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022

Net earnings	$569	$804	$1,170	$1,736

Other comprehensive income (loss)
Debt securities	4	(27)	28	(77)
Currency translation adjustments	2	(2)	1	(4)
Employee benefit plans	—	1	—	1
Other comprehensive income (loss)	6	(28)	29	(80)

Comprehensive income	$575	$776	$1,199	$1,656
Amounts presented net of taxes.

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Financial Position (Unaudited)
____________________________________________________________________________________________

($ in millions)	At June 30, 2023	At December 31, 2022
Assets
Cash and equivalents	$12,706	$10,294
Debt securities (Note 3)	4,294	4,879
Loan receivables: (Notes 4 and 5)
Unsecuritized loans held for investment	75,532	72,638
Restricted loans of consolidated securitization entities	19,269	19,832
Total loan receivables	94,801	92,470
Less: Allowance for credit losses	(9,804)	(9,527)
Loan receivables, net	84,997	82,943
Goodwill	1,105	1,105
Intangible assets, net (Note 6)	1,226	1,287
Other assets	4,369	4,056
Total assets	$108,697	$104,564

Liabilities and Equity
Deposits: (Note 7)
Interest-bearing deposit accounts	$75,344	$71,336
Non-interest-bearing deposit accounts	421	399
Total deposits	75,765	71,735
Borrowings: (Notes 5 and 8)
Borrowings of consolidated securitization entities	5,522	6,227
Senior and subordinated unsecured notes	8,709	7,964
Total borrowings	14,231	14,191
Accrued expenses and other liabilities	5,321	5,765
Total liabilities	$95,317	$91,691

Equity:
Preferred stock, par share value $0.001 per share; 750,000 shares authorized; 750,000 shares issued and outstanding at both June 30, 2023 and December 31, 2022 and aggregate liquidation preference of $750 at both June 30, 2023 and December 31, 2022	$734	$734
Common Stock, par share value $0.001 per share; 4,000,000,000 shares authorized; 833,984,684 shares issued at both June 30, 2023 and December 31, 2022; 418,109,398 and 438,216,755 shares outstanding at June 30, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	9,727	9,718
Retained earnings	17,828	16,716
Accumulated other comprehensive income (loss):
Debt securities	(65)	(93)
Currency translation adjustments	(37)	(38)
Employee benefit plans	6	6
Treasury stock, at cost; 415,875,286 and 395,767,929 shares at June 30, 2023 and December 31, 2022, respectively	(14,814)	(14,171)
Total equity	13,380	12,873
Total liabilities and equity	$108,697	$104,564

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
____________________________________________________________________________________________

	Preferred Stock		Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2022	750	$734	833,985	$1	$9,669	$14,245	$(69)	$(10,925)	$13,655
Net earnings	—	—	—	—	—	932	—	—	932
Other comprehensive income	—	—	—	—	—	—	(52)	—	(52)
Purchases of treasury stock	—	—	—	—	—	—	—	(968)	(968)
Stock-based compensation	—	—	—	—	(26)	(50)	—	51	(25)
Dividends - preferred stock ($14.06 per share)	—	—	—	—	—	(10)	—	—	(10)
Dividends - common stock ($0.22 per share)	—	—	—	—	—	(114)	—	—	(114)
Balance at March 31, 2022	750	$734	833,985	$1	$9,643	$15,003	$(121)	$(11,842)	$13,418
Net earnings	—	—	—	—	—	804	—	—	804
Other comprehensive income	—	—	—	—	—	—	(28)	—	(28)
Purchases of treasury stock	—	—	—	—	—	—	—	(701)	(701)
Stock-based compensation	—	—	—	—	20	(9)	—	8	19
Dividends - preferred stock ($14.06 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividends - common stock ($0.22 per share)	—	—	—	—	—	(108)	—	—	(108)
Balance at June 30, 2022	750	$734	833,985	$1	$9,663	$15,679	$(149)	$(12,535)	$13,393

	Preferred Stock		Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2023	750	$734	833,985	$1	$9,718	$16,716	$(125)	$(14,171)	$12,873
Cumulative effect of change in accounting principle						222			222
Adjusted balance, beginning of period	750	734	833,985	1	9,718	16,938	(125)	(14,171)	13,095
Net earnings			—	—	—	601	—	—	601
Other comprehensive income	—	—	—	—	—	—	23		23
Purchases of treasury stock	—	—	—	—	—	—		(404)	(404)
Stock-based compensation	—	—	—	—	(13)	(59)		61	(11)
Dividends - preferred stock ($14.06 per share)						(11)			(11)
Dividends - common stock ($0.23 per share)	—	—	—	—	—	(100)	—	—	(100)
Balance at March 31, 2023	750	$734	833,985	$1	$9,705	$17,369	$(102)	$(14,514)	$13,193
Net earnings	—	—	—	—	—	569	—	—	569
Other comprehensive income	—	—	—	—	—	—	6	—	6
Purchases of treasury stock	—	—	—	—	—	—	—	(303)	(303)
Stock-based compensation	—	—	—	—	22	(1)	—	3	24
Dividends - preferred stock ($14.06 per share)	—	—	—	—	—	(10)	—	—	(10)
Dividends - common stock ($0.23 per share)	—	—	—	—	—	(99)	—	—	(99)
Balance at June 30, 2023	750	$734	833,985	$1	$9,727	$17,828	$(96)	$(14,814)	$13,380

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
____________________________________________________________________________________________

	Six months ended June 30,
($ in millions)	2023	2022
Cash flows - operating activities
Net earnings	$1,170	$1,736
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for credit losses	2,673	1,245
Deferred income taxes	(151)	(74)
Depreciation and amortization	224	213
(Increase) decrease in interest and fees receivable	(183)	283
(Increase) decrease in other assets	(124)	11
Increase (decrease) in accrued expenses and other liabilities	(179)	(391)
All other operating activities	364	190
Cash provided from (used for) operating activities	3,794	3,213

Cash flows - investing activities
Maturity and sales of debt securities	2,018	2,807
Purchases of debt securities	(1,212)	(2,660)
Proceeds from sale of loan receivables	—	3,930
Net (increase) decrease in loan receivables, including held for sale	(5,014)	(3,045)
All other investing activities	(289)	(266)
Cash provided from (used for) investing activities	(4,497)	766

Cash flows - financing activities
Borrowings of consolidated securitization entities
Proceeds from issuance of securitized debt	250	997
Maturities and repayment of securitized debt	(957)	(2,600)
Senior and subordinated unsecured notes
Proceeds from issuance of senior and subordinated unsecured notes	740	746
Maturities and repayment of senior and subordinated unsecured notes	—	(1,500)
Dividends paid on preferred stock	(21)	(21)
Net increase (decrease) in deposits	4,056	2,434
Purchases of treasury stock	(707)	(1,669)
Dividends paid on common stock	(199)	(222)
All other financing activities	(34)	(40)
Cash provided from (used for) financing activities	3,128	(1,875)

Increase (decrease) in cash and equivalents, including restricted amounts	2,425	2,104
Cash and equivalents, including restricted amounts, at beginning of period	10,430	8,686
Cash and equivalents at end of period:
Cash and equivalents	12,706	10,682
Restricted cash and equivalents included in other assets	149	108
Total cash and equivalents, including restricted amounts, at end of period	$12,855	$10,790

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

NOTE 3.    DEBT SECURITIES
All of our debt securities are classified as available-for-sale and are held to meet our liquidity objectives or to comply with the Community Reinvestment Act (“CRA”). Our debt securities consist of the following:

	June 30, 2023				December 31, 2022
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
($ in millions)	cost	gains	losses	fair value	cost	gains	losses	fair value
U.S. government and federal agency	$3,180	$—	$(21)	$3,159	$3,917	$—	$(53)	$3,864
State and municipal	10	—	—	10	10	—	—	10
Residential mortgage-backed(a)	424	—	(48)	376	467	—	(49)	418
Asset-backed(b)	757	—	(16)	741	599	—	(19)	580
Other	8	—	—	8	8	—	(1)	7
Total	$4,379	$—	$(85)	$4,294	$5,001	$—	$(122)	$4,879
_______________________
(a)    All of our residential mortgage-backed securities have been issued by government-sponsored entities and are collateralized by U.S. mortgages. At June 30, 2023 and December 31, 2022, $94 million and $100 million of residential mortgage-backed securities, respectively, were pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve Discount Window advances.
(b)    Our asset-backed securities are collateralized by credit card and auto loans.
The following table presents the estimated fair values and gross unrealized losses of our available-for-sale debt securities:

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
($ in millions)	fair value	losses	fair value	losses
At June 30, 2023
U.S. government and federal agency	$1,777	$(2)	$1,183	$(19)
State and municipal	1	—	9	—
Residential mortgage-backed	27	(2)	349	(46)
Asset-backed	400	(1)	248	(15)
Other	—	—	8	—
Total	$2,205	$(5)	$1,797	$(80)

At December 31, 2022
U.S. government and federal agency	$3,032	$(30)	$638	$(23)
State and municipal	5	—	5	—
Residential mortgage-backed	316	(31)	101	(18)
Asset-backed	230	—	348	(19)
Other	7	(1)	—	—
Total	$3,590	$(62)	$1,092	$(60)
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

Contractual Maturities of Investments in Available-for-Sale Debt Securities

	Amortized	Estimated	Weighted
At June 30, 2023 ($ in millions)	cost	fair value	Average yield (a)
Due
Within one year	$3,313	$3,290	3.3%
After one year through five years	$652	$637	3.5%
After five years through ten years	$212	$194	1.8%
After ten years	$202	$173	1.8%
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
There were no material realized gains or losses recognized for the six months ended June 30, 2023 and 2022.
Although we generally do not have the intent to sell any specific securities held at June 30, 2023, in the ordinary course of managing our debt securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield, liquidity requirements and funding obligations.
NOTE 4.    LOAN RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

($ in millions)	June 30, 2023	December 31, 2022
Credit cards	$89,299	$87,630
Consumer installment loans	3,548	3,056
Commercial credit products	1,826	1,682
Other	128	102
Total loan receivables, before allowance for credit losses(a)(b)	$94,801	$92,470
_______________________
(a)Total loan receivables include $19.3 billion and $19.8 billion of restricted loans of consolidated securitization entities at June 30, 2023 and December 31, 2022, respectively. See Note 5. Variable Interest Entities for further information on these restricted loans.
(b)At June 30, 2023 and December 31, 2022, loan receivables included deferred costs, net of deferred income, of $209 million and $237 million, respectively.
Allowance for Credit Losses(a)(b)

($ in millions)	Balance at April 1, 2023	Provision charged to operations	Gross charge-offs	Recoveries	Balance at June 30, 2023
Credit cards	$9,152	$1,337	$(1,270)	$245	$9,464
Consumer installment loans	255	5	(45)	6	221
Commercial credit products	104	40	(34)	2	112
Other	6	1	—	—	7
Total	$9,517	$1,383	$(1,349)	$253	$9,804

($ in millions)	Balance at April 1, 2022	Provision charged to operations	Gross charge-offs	Recoveries	Balance at June 30, 2022
Credit cards	$8,464	$682	$(769)	$228	$8,605
Consumer installment loans	115	25	(17)	6	129
Commercial credit products	70	16	(17)	2	71
Other	2	1	—	—	3
Total	$8,651	$724	$(803)	$236	$8,808

($ in millions)	Balance at January 1, 2023	Impact of ASU 2022-02 Adoption	Post-Adoption Balance at January 1, 2023	Provision charged to operations	Gross charge-offs	Recoveries	Balance at June 30, 2023
Credit cards	$9,225	$(294)	$8,931	$2,496	$(2,432)	$469	$9,464
Consumer installment loans	208	1	209	90	(89)	11	221
Commercial credit products	87	(1)	85	88	(65)	4	112
Other	7	—	8	(1)	—	—	7
Total	$9,527	$(294)	$9,233	$2,673	$(2,586)	$484	$9,804

($ in millions)	Balance at January 1, 2022	Provision charged to operations	Gross charge-offs	Recoveries	Balance at June 30, 2022
Credit cards	$8,512	$1,164	$(1,488)	$417	$8,605
Consumer installment loans	115	42	(38)	10	129
Commercial credit products	59	38	(29)	3	71
Other	2	1	—	—	3
Total	$8,688	$1,245	$(1,555)	$430	$8,808
_______________________
(a)The allowance for credit losses at June 30, 2023 and 2022 reflects our estimate of expected credit losses for the life of the loan receivables on our Condensed Consolidated Statements of Financial Position at June 30, 2023 and 2022 which include the consideration of current and expected macroeconomic conditions that existed at those dates.
(b)Comparative information is presented in accordance with the applicable accounting standards in effect prior to the adoption of ASU 2022-02.
The reasonable and supportable forecast period used in our estimate of credit losses at June 30, 2023 was 12 months, consistent with the forecast period utilized since the adoption of CECL. Beyond the reasonable and supportable forecast period, we revert to historical loss information at the loan receivables segment level over a 6-month period, gradually increasing the weight of historical losses by an equal amount each month during the reversion period, and utilize historical loss information thereafter for the remaining life of the portfolio. The reversion period and methodology remain unchanged since the adoption of CECL.
Losses on loan receivables, including those which are modified for borrowers experiencing financial difficulty, are estimated and recognized upon origination of the loan, based on expected credit losses for the life of the loan balance at June 30, 2023. Expected credit loss estimates are developed using both quantitative models and qualitative adjustments, and incorporates a macroeconomic forecast, as described within the 2022 Form 10-K. The current and forecasted economic conditions at the balance sheet date influenced our current estimate of expected credit losses, and reflect an uncertain macroeconomic environment. While customer payment behavior remains elevated compared to historical averages, we continue to experience a decrease in payment rates and increases in both delinquencies and net charge-offs which are expected to continue as these credit metrics trend towards our historical averages. These conditions are reflected in our current estimate of expected credit losses, which remain generally consistent with the prior quarter. Our allowance for credit losses increased to $9.8 billion during the six months ended June 30, 2023, primarily due to growth in loan receivables, partially offset by the reserve reduction associated with the adoption of ASU 2022-02. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies for additional information on our significant accounting policies related to our allowance for credit losses.

Delinquent and Non-accrual Loans
The following table provides information on our delinquent and non-accrual loans:

At June 30, 2023 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing
Credit cards	$1,854	$1,622	$3,476	$1,622	$—
Consumer installment loans	69	15	84	—	15
Commercial credit products	41	40	81	40	—
Total delinquent loans	$1,964	$1,677	$3,641	$1,662	$15
Percentage of total loan receivables	2.1%	1.8%	3.8%	1.8%	—%

At December 31, 2022 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing
Credit cards	$1,710	$1,516	$3,226	$1,516	$—
Consumer installment loans	61	14	75	—	14
Commercial credit products	44	32	76	32	—
Total delinquent loans	$1,815	$1,562	$3,377	$1,548	$14
Percentage of total loan receivables	2.0%	1.7%	3.7%	1.7%	—%
Consumer Installment Loans by Origination Year

	By origination year
At or for the six months ended June 30, 2023 ($ in millions)	2023	2022	2021	2020	2019	Prior	Total
Amortized cost basis	$1,159	$1,151	$687	$408	$97	$46	$3,548
30-89 days delinquent	20	22	14	9	2	2	69
90 or more days delinquent	5	6	3	1	—	—	15
Current period gross charge-offs	6	47	21	11	3	1	89

	By origination year
At December 31, 2022 ($ in millions)	2022	2021	2020	2019	2018	Prior	Total
Amortized cost basis	$1,441	$868	$535	$135	$58	$19	$3,056
30-89 days delinquent	26	18	12	3	1	1	61
90 or more days delinquent	6	5	2	1	—	—	14
Delinquency trends are the primary credit quality indicator for our consumer installment loans, which we use to monitor credit quality and risk within the portfolio.

Loan Modifications to Borrowers Experiencing Financial Difficulty
We use certain loan modification programs for borrowers experiencing financial difficulties. We primarily use long-term modification programs for borrowers experiencing financial difficulty as a loss mitigation strategy to improve long-term collectability of the loans. The long-term programs involve changing the structure of the loan to a fixed payment loan with a maturity no longer than 60 months, reducing the interest rate on the loan, and stopping the assessment of penalty fees. We also make long-term loan modifications for customers who request financial assistance through external sources, such as through consumer credit counseling service agencies. Long-term loan modification programs do not normally include the forgiveness of unpaid principal, interest or fees. We may also provide certain borrowers with a short-term loan modification program (generally up to 3 months) that can include the forgiveness of unpaid principal balance, interest and/or fees. We generally do not convert revolving loans to term loans, outside of loan modification programs for borrowers experiencing financial difficulties.
Three and six months ended June 30, 2023
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

	Three months ended June 30, 2023		Six months ended June 30, 2023
($ in millions)	Amount	% of Loan Receivables	Amount	% of Loan Receivables
Long-term modifications
Credit cards	$345	0.4%	$722	0.8%
Consumer installment loans	—	—%	—	—%
Commercial credit products	2	0.1%	3	0.2%
Short-term modifications
Credit cards	138	0.2%	277	0.3%
Consumer installment loans	—	—%	—	—%
Commercial credit products	—	—%	—	—%
Total	$485	0.5%	$1,002	1.1%
Financial Effects of Loan Modifications to Borrowers Experiencing Financial Difficulty
As part of our loan modifications to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. For long-term modifications made in the three and six months ended June 30, 2023, the financial effect of these modifications reduced the weighted-average interest rates by 96% and 97%, respectively. For short-term modifications made in the three and six months ended June 30, 2023, unpaid balances of $10 million and $67 million, respectively, were forgiven.

Performance of Loans Modified to Borrowers Experiencing Financial Difficulty
The following table provides information on the performance of loans modified to borrowers experiencing financial difficulty which have been modified subsequent to January 1, 2023 and remain in a modification program at June 30, 2023:

	Amortized cost basis
At June 30, 2023 ($ in millions)	Current	30-89 days delinquent	90 or more days delinquent	Total past due(a)
Long-term modifications
Credit cards	$435	$109	$94	$203
Consumer installment loans	—	—	—	—
Commercial credit products	1	—	1	1
Short-term modifications
Credit cards	41	24	27	51
Consumer installment loans	—	—	—	—
Commercial credit products	—	—	—	—
Total delinquent modified loans	$477	$133	$122	$255
Percentage of total loan receivables	0.5%	0.1%	0.1%	0.3%
___________________
(a)    Once a loan has been modified, it only returns to current status (re-aged) after three consecutive monthly program payments are received post the modification date.
Payment Defaults
The following table presents the type, number and amount of loans to borrowers experiencing financial difficulty that enrolled in a long-term modification program between January 1, 2023 and June 30, 2023 and experienced a payment default and charged-off during the period presented:

	Three months ended June 30, 2023		Six months ended June 30, 2023
($ in millions, accounts in thousands)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	18	$38	20	$45
Consumer installment loans	—	—	—	—
Commercial credit products	—	—	—	—
Total	18	$38	20	$45
Of the loans modified to borrowers experiencing financial difficulty that enrolled in a short-term modification program between January 1, 2023 and June 30, 2023, 43% have fully completed all required payments and successfully exited the program during the six months ended June 30, 2023.

Three and six months ended June 30, 2022
Troubled Debt Restructurings
Under our modified retrospective adoption of ASU 2022-02, the following information on loan modifications for periods prior to January 1, 2023 are presented in accordance with the applicable accounting standards in effect at that time. The following table provides information on our TDR loan modifications during the prior year period presented:

	Three months ended June 30,	Six months ended June 30,
($ in millions)	2022	2022
Credit cards	$193	$416
Consumer installment loans	—	—
Commercial credit products	—	1
Total	$193	$417
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

At December 31, 2022 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$1,355	$(600)	$755	$1,206
Consumer installment loans	—	—	—	—
Commercial credit products	4	(2)	2	4
Total	$1,359	$(602)	$757	$1,210
Financial Effects of TDRs
The following table presents the types and financial effects of loans modified and accounted for as TDRs during the prior year period presented:

	Three months ended June 30,			Six months ended June 30,
	2022			2022
($ in millions)	Interest income recognized during period when loans were modified	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were modified	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$8	$77	$1,187	$17	$154	$1,182
Consumer installment loans	—	—	—	—	—	—
Commercial credit products	—	—	3	—	—	3
Total	$8	$77	$1,190	$17	$154	$1,185

Payment Defaults
The following table presents the type, number and amount of loans accounted for as TDRs that enrolled in a modification program within the previous 12 months from June 30, 2022 and experienced a payment default and charged-off during the prior year period presented:

	Three months ended June 30,		Six months ended June 30,
	2022		2022
($ in millions, accounts in thousands)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	22	$50	36	$85
Consumer installment loans	—	—	—	—
Commercial credit products	—	—	—	—
Total	22	$50	36	$85

Credit Quality Indicators
Our loan receivables portfolio includes both secured and unsecured loans. Secured loan receivables are largely comprised of consumer installment loans secured by equipment. Unsecured loan receivables are largely comprised of our open-ended consumer and commercial revolving credit card loans. As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, including delinquency information, as well as information from credit bureaus relating to the customer’s broader credit performance. We utilize VantageScore credit scores to assist in our assessment of credit quality. VantageScore credit scores are obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three credit score categories: (i) 651 or higher, which are considered the strongest credits; (ii) 591 to 650, considered moderate credit risk; and (iii) 590 or less, which are considered weaker credits. There are certain customer accounts for which a VantageScore score is not available where we use alternative sources to assess their credit and predict behavior. The following table provides the most recent VantageScore scores available for our customers at June 30, 2023, December 31, 2022 and June 30, 2022, respectively, as a percentage of each class of loan receivable. The table below excludes 0.4% of our total loan receivables balance at each of June 30, 2023, December 31, 2022 and June 30, 2022, respectively, which represents those customer accounts for which a VantageScore score is not available.

	June 30, 2023			December 31, 2022			June 30, 2022
	651 or	591 to	590 or	651 or	591 to	590 or	651 or	591 to	590 or
	higher	650	less	higher	650	less	higher	650	less
Credit cards	74%	19%	7%	74%	19%	7%	77%	17%	6%
Consumer installment loans	77%	17%	6%	77%	17%	6%	79%	16%	5%
Commercial credit products	87%	7%	6%	88%	6%	6%	91%	5%	4%
Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and by applying the same credit standards for all of our credit products. Unused credit card lines available to our customers totaled approximately $425 billion and $417 billion at June 30, 2023 and December 31, 2022, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.

Interest Income by Product
The following table provides additional information about our interest and fees on loans, including merchant discounts, from our loan receivables, including held for sale:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Credit cards(a)	$4,679	$3,943	$9,176	$7,856
Consumer installment loans	94	69	177	135
Commercial credit products	36	25	70	53
Other	3	2	5	3
Total	$4,812	$4,039	$9,428	$8,047
_______________________
(a)Interest income on credit cards that was reversed related to accrued interest receivables written off was $433 million and $258 million for the three months ended June 30, 2023 and 2022, respectively, and $848 million and $505 million for the six months ended June 30, 2023 and 2022, respectively.
NOTE 5.    VARIABLE INTEREST ENTITIES
We use VIEs to securitize loan receivables and arrange asset-backed financing in the ordinary course of business. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE and we did not provide non-contractual support for previously transferred loan receivables to any of these VIEs in the three and six months ended June 30, 2023 and 2022. Our VIEs are able to accept new loan receivables and arrange new asset-backed financings, consistent with the requirements and limitations on such activities placed on the VIE by existing investors. Once an account has been designated to a VIE, the contractual arrangements we have require all existing and future loan receivables originated under such account to be transferred to the VIE. The amount of loan receivables held by our VIEs in excess of the minimum amount required under the asset-backed financing arrangements with investors may be removed by us under removal of accounts provisions. All loan receivables held by a VIE are subject to claims of third-party investors.
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
The table below summarizes the assets and liabilities of our consolidated securitization VIEs described above:

($ in millions)	June 30, 2023	December 31, 2022
Assets
Loan receivables, net(a)	$17,496	$18,015
Other assets(b)	62	61
Total	$17,558	$18,076

Liabilities
Borrowings	$5,522	$6,227
Other liabilities	22	23
Total	$5,544	$6,250
_______________________
(a)    Includes $1.8 billion and $1.8 billion of related allowance for credit losses resulting in gross restricted loans of $19.3 billion and $19.8 billion at June 30, 2023 and December 31, 2022, respectively.
(b)    Includes $57 million and $56 million of segregated funds held by the VIEs at June 30, 2023 and December 31, 2022, respectively, which are classified as restricted cash and equivalents and included as a component of other assets in our Condensed Consolidated Statements of Financial Position.
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
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $1.0 billion and $909 million for the three months ended June 30, 2023 and 2022, respectively. Related expenses consisted primarily of provision for credit losses of $244 million and $82 million for the three months ended June 30, 2023 and 2022, respectively, and interest expense of $78 million and $40 million for the three months ended June 30, 2023 and 2022, respectively.
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $1.9 billion and $1.8 billion for the six months ended June 30, 2023 and 2022, respectively. Related expenses consisted primarily of provision for credit losses of $364 million and $128 million for the six months ended June 30, 2023 and 2022, respectively, and interest expense of $155 million and $73 million for the six months ended June 30, 2023 and 2022, respectively. These amounts do not include intercompany transactions, principally fees and interest, which are eliminated in our condensed consolidated financial statements.
Non-consolidated VIEs
As part of our community reinvestment initiatives, we invest in affordable housing properties and receive affordable housing tax credits for these investments. These investments included in our Condensed Consolidated Statement of Financial Position totaled $712 million and $557 million at June 30, 2023 and December 31, 2022, respectively, and represents our total exposure for these entities. Additionally, we have other investments in non-consolidated VIEs which totaled $246 million and $230 million at June 30, 2023 and December 31, 2022, respectively. At June 30, 2023, the Company also had investment commitments of $185 million related to these investments.

NOTE 6.    INTANGIBLE ASSETS

	June 30, 2023			December 31, 2022
($ in millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related	$1,744	$(1,174)	$570	$1,725	$(1,113)	$612
Capitalized software and other	1,837	(1,181)	656	1,721	(1,046)	675
Total	$3,581	$(2,355)	$1,226	$3,446	$(2,159)	$1,287
During the six months ended June 30, 2023, we recorded additions to intangible assets subject to amortization of $136 million, primarily related to capitalized software expenditures, as well as customer-related intangible assets.
Customer-related intangible assets primarily relate to retail partner contract acquisitions and extensions, as well as purchased credit card relationships. During the six months ended June 30, 2023 and 2022, we recorded additions to customer-related intangible assets subject to amortization of $19 million and $44 million, respectively, primarily related to payments made to acquire and extend certain retail partner relationships. These additions had a weighted average amortizable life of 6 years and 5 years for the six months ended June 30, 2023 and 2022, respectively.
Amortization expense related to retail partner contracts was $27 million and $28 million for the three months ended June 30, 2023 and 2022, respectively, and $55 million and $60 million for the six months ended June 30, 2023 and 2022, respectively, and is included as a component of marketing and business development expense in our Condensed Consolidated Statements of Earnings. All other amortization expense was $72 million and $64 million for the three months ended June 30, 2023 and 2022, respectively, and $142 million and $125 million for the six months ended June 30, 2023 and 2022, respectively, and is included as a component of other expense in our Condensed Consolidated Statements of Earnings.
NOTE 7.    DEPOSITS

	June 30, 2023		December 31, 2022
($ in millions)	Amount	Average rate(a)	Amount	Average rate(a)
Interest-bearing deposits	$75,344	3.5%	$71,336	1.5%
Non-interest-bearing deposits	421	—	399	—
Total deposits	$75,765		$71,735
____________________
(a)Based on interest expense for the six months ended June 30, 2023 and the year ended December 31, 2022 and average deposits balances.
At June 30, 2023 and December 31, 2022, interest-bearing deposits included $8.7 billion and $7.2 billion, respectively, of certificates of deposit that exceeded applicable FDIC insurance limits, which are generally $250,000 per depositor.
At June 30, 2023, our interest-bearing time deposits maturing for the remainder of 2023 and over the next four years and thereafter were as follows:

($ in millions)	2023	2024	2025	2026	2027	Thereafter
Deposits	$10,308	$24,845	$2,566	$1,079	$2,496	$888
The above maturity table excludes $28.5 billion of demand deposits with no defined maturity, of which $26.8 billion are savings accounts. In addition, at June 30, 2023, we had $4.7 billion of broker network deposit sweeps procured through a program arranger who channels brokerage account deposits to us that are also excluded from the above maturity table. Unless extended, the contracts associated with these broker network deposit sweeps will terminate between 2024 and 2026.

NOTE 8.    BORROWINGS

	June 30, 2023				December 31, 2022
($ in millions)	Maturity date	Interest Rate	Weighted average interest rate	Outstanding Amount(a)(b)	Outstanding Amount(a)(b)
Borrowings of consolidated securitization entities:
Fixed securitized borrowings	2025 - 2025	3.37% - 3.86%	3.57%	$1,672	$2,377
Floating securitized borrowings	2024 - 2026	5.88% - 6.28%	5.99%	3,850	3,850
Total borrowings of consolidated securitization entities			5.26%	5,522	6,227

Senior unsecured notes:
Synchrony Financial senior unsecured notes:
Fixed senior unsecured notes	2024 - 2031	2.87% - 5.15%	4.22%	6,476	6,473

Synchrony Bank senior unsecured notes:
Fixed senior unsecured notes	2025 - 2027	5.40% - 5.63%	5.49%	1,492	1,491
Total senior unsecured notes			4.45%	7,968	7,964

Subordinated unsecured notes:
Synchrony Financial subordinated unsecured notes:
Fixed subordinated unsecured notes	2033	7.25%	7.25%	741	—
Total senior and subordinated unsecured notes			4.69%	8,709	7,964

Total borrowings				$14,231	$14,191
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
Debt Maturities
The following table summarizes the maturities of the principal amount of our borrowings of consolidated securitization entities and senior and subordinated unsecured notes for the remainder of 2023 and over the next four years and thereafter:

($ in millions)	2023	2024	2025	2026	2027	Thereafter
Borrowings	$—	$4,000	$5,375	$1,150	$1,600	$2,150
Third-Party Debt
2023 Issuance ($ in millions):

Issuance Date	Principal Amount	Maturity	Interest Rate
Fixed rate subordinated unsecured notes:
Synchrony Financial
February 2023	$750	February 2033	7.250%

Credit Facilities
As additional sources of liquidity, we have undrawn committed capacity under certain credit facilities, primarily related to our securitization programs.
At June 30, 2023, we had an aggregate of $2.5 billion of undrawn committed capacity under our securitization financings, subject to customary borrowing conditions, from private lenders under our securitization programs, and an aggregate of $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders.
NOTE 9.    FAIR VALUE MEASUREMENTS
For a description of how we estimate fair value, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies in our 2022 annual consolidated financial statements in our 2022 Form 10-K. The following tables present our assets and liabilities measured at fair value on a recurring basis.
Recurring Fair Value Measurements

At June 30, 2023 ($ in millions)	Level 1	Level 2	Level 3	Total(a)
Assets
Debt securities
U.S. government and federal agency	$—	$3,159	$—	$3,159
State and municipal	—	—	10	10
Residential mortgage-backed	—	376	—	376
Asset-backed	—	741	—	741
Other	—	—	8	8
Other(b)	14	—	11	25
Total	$14	$4,276	$29	$4,319

Liabilities
Other(c)	—	—	6	6
Total	$—	$—	$6	$6

At December 31, 2022 ($ in millions)
Assets
Debt securities
U.S. government and federal agency	$—	$3,864	$—	$3,864
State and municipal	—	—	10	10
Residential mortgage-backed	—	418	—	418
Asset-backed	—	580	—	580
Other	—	—	7	7
Other(b)	14	—	13	27
Total	$14	$4,862	$30	$4,906

Liabilities
Other(c)	—	—	$7	$7
Total	$—	$—	$7	$7
_______________________
(a)    For the six months ended June 30, 2023 and 2022, there were no fair value measurements transferred between levels.
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
The changes in our Level 3 assets and liabilities that are measured on a recurring basis for the three and six months ended June 30, 2023 and 2022, respectively, were not material.

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

	Carrying	Corresponding fair value amount
At June 30, 2023 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$12,706	$12,706	$12,706	$—	$—
Other assets(a)(b)	$149	$149	$149	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$84,986	$96,887	$—	$—	$96,887

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$75,765	$75,379	$—	$75,379	$—
Borrowings of consolidated securitization entities	$5,522	$5,439	$—	$1,607	$3,832
Senior and subordinated unsecured notes	$8,709	$8,024	$—	$8,024	$—

	Carrying	Corresponding fair value amount
At December 31, 2022 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$10,294	$10,294	$10,294	$—	$—
Other assets(a)(b)	$136	$136	$136	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$82,930	$94,339	$—	$—	$94,339

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$71,735	$70,685	$—	$70,685	$—
Borrowings of consolidated securitization entities	$6,227	$6,127	$—	$2,327	$3,800
Senior and subordinated unsecured notes	$7,964	$7,530	$—	$7,530	$—
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

Equity Securities Without Readily Determinable Fair Values

	Three months ended June 30,		Six months ended June 30,
At or for the periods ended June 30 ($ in millions)	2023	2022	2023	2022
Carrying value(a)	$255	$247	$255	$247
Upward adjustments(b)	—	—	—	7
Downward adjustments(b)	(1)	—	(1)	(2)
_______________________
(a)    Carrying value reflects cumulative purchases and sales in addition to upward and downward carrying value changes, and at December 31, 2022 was $245 million.
(b)    Between January 1, 2018 and June 30, 2023, cumulative upward and downward carrying value adjustments were $188 million and $(9) million, respectively.
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
At June 30, 2023 and December 31, 2022, Synchrony Financial met all applicable requirements to be deemed well-capitalized pursuant to Federal Reserve Board regulations. At June 30, 2023 and December 31, 2022, the Bank also met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. There are no conditions or events subsequent to June 30, 2023 that management believes have changed the Company's or the Bank’s capital category.

The actual capital amounts, ratios and the applicable required minimums of the Company and the Bank are as follows:
Synchrony Financial

At June 30, 2023 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)
Total risk-based capital	$14,479	15.2%	$7,605	8.0%
Tier 1 risk-based capital	$12,462	13.1%	$5,704	6.0%
Tier 1 leverage	$12,462	11.6%	$4,300	4.0%
Common equity Tier 1 Capital	$11,728	12.3%	$4,278	4.5%

At December 31, 2022 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)
Total risk-based capital	$13,713	15.0%	$7,328	8.0%
Tier 1 risk-based capital	$12,493	13.6%	$5,496	6.0%
Tier 1 leverage	$12,493	12.3%	$4,075	4.0%
Common equity Tier 1 Capital	$11,759	12.8%	$4,122	4.5%
Synchrony Bank

At June 30, 2023 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio
Total risk-based capital	$14,036	15.7%	$7,152	8.0%	$8,941	10.0%
Tier 1 risk-based capital	$12,086	13.5%	$5,364	6.0%	$7,152	8.0%
Tier 1 leverage	$12,086	12.0%	$4,014	4.0%	$5,017	5.0%
Common equity Tier I capital	$12,086	13.5%	$4,023	4.5%	$5,811	6.5%

At December 31, 2022 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio
Total risk-based capital	$13,313	15.6%	$6,838	8.0%	$8,547	10.0%
Tier 1 risk-based capital	$12,174	14.2%	$5,128	6.0%	$6,838	8.0%
Tier 1 leverage	$12,174	12.8%	$3,790	4.0%	$4,738	5.0%
Common equity Tier I capital	$12,174	14.2%	$3,846	4.5%	$5,556	6.5%
_______________________
(a)Capital ratios are calculated based on the Basel III Standardized Approach rules. Capital amounts and ratios at June 30, 2023 and at December 31, 2022 in the above tables reflect the applicable CECL regulatory capital transition adjustment.
(b)At June 30, 2023 and at December 31, 2022, Synchrony Financial and the Bank also must maintain a capital conservation buffer of common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 2.5 percentage points to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.
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
The following table presents the calculation of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2023	2022	2023	2022
Net earnings	$569	$804	$1,170	$1,736
Preferred stock dividends	(10)	(11)	$(21)	$(21)
Net earnings available to common stockholders	$559	$793	$1,149	$1,715

Weighted average common shares outstanding, basic	422.7	493.0	418.9	$504.1
Effect of dilutive securities	1.5	2.3	2.2	$3.2
Weighted average common shares outstanding, dilutive	424.2	495.3	$421.1	$507.3

Earnings per basic common share	$1.32	$1.61	$2.74	$3.40
Earnings per diluted common share	$1.32	$1.60	$2.73	$3.38
We have issued certain stock-based awards under the Synchrony Financial 2014 Long-Term Incentive Plan. A total of 6 million shares and 4 million shares for the three months ended June 30, 2023 and 2022, respectively, and 5 million and 2 million shares for the six months ended June 30, 2023 and 2022, respectively, related to these awards, were considered anti-dilutive and therefore were excluded from the computation of diluted earnings per common share.
NOTE 12.    INCOME TAXES
Unrecognized Tax Benefits

($ in millions)	June 30, 2023	December 31, 2022
Unrecognized tax benefits, excluding related interest expense and penalties(a)	$243	$267
Portion that, if recognized, would reduce tax expense and effective tax rate(b)	$192	$177
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
We establish a liability that represents the difference between a tax position taken (or expected to be taken) on an income tax return and the amount of taxes recognized in our financial statements. The liability associated with the unrecognized tax benefits is adjusted periodically when new information becomes available. The amount of unrecognized tax benefits that is reasonably possible to be resolved in the next twelve months is expected to be $31 million, of which $24 million, if recognized, would reduce the Company's tax expense and effective tax rate.
In the current year, the Company executed a Memorandum of Understanding with the IRS to participate voluntarily in the IRS Compliance Assurance Process (“CAP”) program for the 2023 tax year, and thus the tax year is under IRS review. The IRS is also examining our 2022 tax year, and we expect the review will be completed in the current year. Additionally, we are under examination in various states going back to 2014.
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
We borrow money from a variety of depositors and institutions in order to provide loans to our customers. Changes in market interest rates cause our net interest income to increase or decrease, as some of our assets and liabilities carry interest rates that fluctuate with market benchmarks. The interest rate benchmark for our floating rate assets is generally the prime rate, and the interest rate benchmark for our floating rate liabilities is generally either the Secured Overnight Financing Rate ("SOFR"), U.S. Treasury bills, or the federal funds rate. The prime rate and the SOFR, U.S. Treasury bills or federal funds rate could reset at different times or could diverge, leading to mismatches in the interest rates on our floating rate assets and floating rate liabilities. We completed our transition from the London Interbank Offered Rate (“LIBOR”) benchmark in the second quarter of 2023 and it did not have a material impact to our company.
The following table presents the approximate net interest income impacts forecasted over the next twelve months from an immediate and parallel change in interest rates affecting all interest rate sensitive assets and liabilities at June 30, 2023.

Basis Point Change	At June 30, 2023
($ in millions)
-100 basis points	$(199)
+100 basis points	$43
For a more detailed discussion of our exposure to market risk and our transition from the LIBOR benchmark rate, refer to “Management's Discussion and Analysis—Quantitative and Qualitative Disclosures about Market Risk” in our 2022 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), and based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

No change in internal control over financial reporting occurred during the fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding purchases of our common stock primarily related to our share repurchase program that were made by us or on our behalf during the three months ended June 30, 2023.

($ in millions, except per share data)	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Programs(c)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs(b)
April 1 - 30, 2023	2,244,982	$29.55	2,244,835	$1,233.7
May 1 - 31, 2023	7,984,720	28.02	7,984,720	1,009.9
June 1 - 30, 2023	307,349	33.72	294,625	1,000.0
Total	10,537,051	$28.51	10,524,180	$1,000.0
_______________________
(a)Includes 147 shares, 0 shares and 12,724 shares withheld in April, May and June, respectively, to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying performance stock awards, restricted stock awards or upon the exercise of stock options.
(b)Amounts exclude commission costs.
(c)In May 2021 the Board of Directors approved a share repurchase authorization of $2.8 billion through June 2023. In April 2023 the Board of Directors approved an incremental share repurchase program of up to $1.0 billion, commencing this quarter through June 30, 2024.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(c)During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description
10.1	Second Amended and Restated Synchrony Financial Executive Severance Plan
31(a)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
31(b)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
32*	Certification Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included as Exhibit 101)
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

Synchrony Financial
(Registrant)

July 21, 2023	/s/ Brian J. Wenzel Sr.
Date	Brian J. Wenzel Sr. Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)