Form 10-Q
period 2023-09-30
Synchrony Financial
filed 2023-10-24
CIK 1601712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 19, 2023 was 413,804,360.

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
Introduction and Business Overview
____________________________________________________________________________________________
We are a premier consumer financial services company delivering one of the industry's most complete, digitally-enabled product suites. Our experience, expertise and scale encompass a broad spectrum of industries including digital, health and wellness, retail, telecommunications, home, auto, outdoor, pet and more. We have an established and diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” For the three and nine months ended September 30, 2023, we financed $47.0 billion and $135.8 billion of purchase volume, respectively, and had 70.3 million and 69.8 million average active accounts, respectively, and at September 30, 2023, we had $97.9 billion of loan receivables.
We offer our credit products primarily through our wholly-owned subsidiary, the Bank. In addition, through the Bank, we offer, directly to retail, affinity relationships and commercial customers, a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”), including certificates of deposit, individual retirement accounts (“IRAs”), money market accounts, savings accounts and sweep and affinity deposits. We also take deposits at the Bank through third-party securities brokerage firms that offer our FDIC-insured deposit products to their customers. We have significantly expanded our online direct banking operations in recent years and our deposit base serves as a source of stable and diversified low cost funding for our credit activities. At September 30, 2023, we had $78.1 billion in deposits, which represented 84% of our total funding sources.
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
The following table sets forth each credit product by type and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at September 30, 2023.

		Promotional Offer
Credit Product	Standard Terms Only	Deferred Interest	Other Promotional	Total
Credit cards	58.6%	19.6%	15.9%	94.1%
Commercial credit products	1.9	—	—	1.9
Consumer installment loans	0.1	0.1	3.7	3.9
Other	0.1	—	—	0.1
Total	60.7%	19.7%	19.6%	100.0%
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
•Dual Cards and General Purpose Co-Branded Cards. Our patented Dual Cards are credit cards that function as private label credit cards when used to purchase goods and services from our partners, and as general purpose credit cards when used to make purchases from other retailers wherever cards from those card networks are accepted or for cash advance transactions. We also offer general purpose co-branded credit cards that do not function as private label credit cards, as well as a Synchrony-branded general purpose credit card. Dual Cards and general purpose co-branded credit cards are offered across all of our sales platforms and credit is typically extended on standard terms only. We offer either Dual Cards or general purpose co-branded credit cards through over 15 of our large partners, of which the majority are Dual Cards, as well as our CareCredit Dual Card. Consumer Dual Cards and Co-Branded cards totaled 26% of our total loan receivables portfolio at September 30, 2023.
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

Business Trends and Conditions
____________________________________________________________________________________________
We believe our business and results of operations will be impacted in the future by various trends and conditions. For a discussion of certain trends and conditions, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Trends and Conditions” in our 2022 Form 10-K. For a discussion of how certain trends and conditions impacted the three and nine months ended September 30, 2023, see “—Results of Operations.”

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
However, in addition to these seasonal trends, the elevated customer payment behavior we have experienced in recent years and more recently the subsequent moderation from these elevated levels, has also significantly impacted our key financial metrics and the fluctuations experienced between quarterly periods. The effects from these changes in customer payment behavior have resulted in either partial, or in some instances full, offset to the impact from the ongoing seasonal trends discussed above. For the three months ended September 30, 2023, this is most evident in our net charge-off rate which increased to 4.60% at September 30, 2023 from 3.48% at December 31, 2022 due to the impact from lower customer payment rates which exceeded the effects of the seasonal trends we experienced.

Results of Operations
____________________________________________________________________________________________
Highlights for the Three and Nine Months Ended September 30, 2023
Below are highlights of our performance for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, as applicable, except as otherwise noted.
•Net earnings decreased to $628 million from $703 million and to $1.8 billion from $2.4 billion for the three and nine months ended September 30, 2022. The decreases in the three and nine months ended September 30, 2023 were primarily driven by increases in provision for credit losses and higher interest expense, partially offset by higher interest income and lower retailer share arrangements.
•Loan receivables increased 13.8% to $97.9 billion at September 30, 2023 compared to $86.0 billion at September 30, 2022, driven by lower customer payment rates and purchase volume growth.
•Net interest income increased 11.0% to $4.4 billion and 8.8% to $12.5 billion for the three and nine months ended September 30, 2023, respectively. Interest and fees on loans increased 21.0% and 18.5% for the three and nine months ended September 30, 2023, respectively, primarily driven by growth in average loan receivables and higher benchmark rates. The increase in the nine months ended September 30, 2023 was partially offset by the impact of portfolios sold in the second quarter of 2022. For the three and nine months ended September 30, 2023, interest expense increased due to higher benchmark rates and higher funding liabilities.
•Retailer share arrangements decreased 7.4% to $979 million and 15.4% to $2.8 billion for the three and nine months ended September 30, 2023, primarily due to higher net charge-offs, partially offset by higher net interest income. The decrease in the nine months ended September 30, 2023 was also due to the impact of portfolios sold in the second quarter of 2022.
•Over-30 day loan delinquencies as a percentage of period-end loan receivables increased 112 basis points to 4.40% at September 30, 2023. The net charge-off rate increased 160 basis points to 4.60% and increased 180 basis points to 4.62% for the three and nine months ended September 30, 2023, respectively.
•Provision for credit losses increased to $1.5 billion from $929 million, and to $4.2 billion from $2.2 billion for the three and nine months ended September 30, 2023, respectively. The increases for the three and nine months ended September 30, 2023, were primarily driven by higher net charge-offs and higher reserve increases in the current year. The increases in reserves for credit losses were primarily driven by growth in loan receivables. Our allowance coverage ratio (allowance for credit losses as a percent of period-end loan receivables) decreased to 10.40% at September 30, 2023, as compared to 10.58% at September 30, 2022.

•Other expense increased by $90 million, or 8.5%, and $256 million, or 8.0%, for the three and nine months ended September 30, 2023, respectively. The increases for the three and nine months ended September 30, 2023 were primarily driven by growth related items as well as technology investments and higher operational losses.
•At September 30, 2023, deposits represented 84% of our total funding sources. Total deposits increased by 8.8% to $78.1 billion at September 30, 2023, compared to December 31, 2022.
•During the nine months ended September 30, 2023, we declared and paid cash dividends on our Series A 5.625% non-cumulative preferred stock of $42.18 per share, or $31 million.
•During the nine months ended September 30, 2023, we repurchased $850 million of our outstanding common stock, and declared and paid cash dividends of $0.71 per share, or $303 million. In April 2023, the Board of Directors approved an incremental share repurchase program of up to $1.0 billion, through June 30, 2024, and increased our quarterly dividend to $0.25 per common share commencing in the third quarter of 2023. At September 30, 2023 we have a total share repurchase authorization of $850 million remaining. For more information, see “Capital—Dividend and Share Repurchases.”

2023 Partner Agreements
During the nine months ended September 30, 2023, we continued to expand and diversify our portfolio with the addition or renewal of more than 40 partners, which included the following:
•In our Home & Auto sales platform, we announced our new partnerships with Big Brand Tire & Service, GreatWater 360 Auto Care, Installation Made Easy, LG Air Conditioning and Roto Rooter and extended our program agreements with CCA Global Partners, CertainPath, Conn's, Haverty's Furniture, Haynes, Horizon, Living Spaces, LoveSac and York.
•In our Digital sales platform, we extended our program agreement with Zulily.
•In our Diversified & Value sales platform, we extended our program agreement with Belk.
•In our Health & Wellness sales platform, we expanded our network through our new partnerships with AmeriVet Veterinary Partners, Destination Pet, Hand & Stone, Heart and Paw, Marquee Dental Partners, O'Brien Vet Group, Sonova, Specialty 1 Partners and Valley Veterinary, and also extended our endorsements with the American Dental Association, Academy of General Dentistry, The Aspen Group and NVA.
•In our Lifestyle sales platform, we extended our program agreement with Club Champion, Handi Quilter, JTV, Park West Gallery, Piaggio, Robbins Brothers, The Alliance of Independent Music Merchants and The Container Store and launched Synchrony’s Outdoor Card, enabling easy and affordable financing solutions to powersports customers.
Summary Earnings
The following table sets forth our results of operations for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Interest income	$5,354	$4,342	$15,161	$12,438
Interest expense	992	414	2,628	919
Net interest income	4,362	3,928	12,533	11,519
Retailer share arrangements	(979)	(1,057)	(2,783)	(3,288)
Provision for credit losses	1,488	929	4,161	2,174
Net interest income, after retailer share arrangements and provision for credit losses	1,895	1,942	5,589	6,057
Other income	92	44	218	350
Other expense	1,154	1,064	3,442	3,186
Earnings before provision for income taxes	833	922	2,365	3,221
Provision for income taxes	205	219	567	782
Net earnings	$628	$703	$1,798	$2,439
Net earnings available to common stockholders	$618	$692	$1,767	$2,407

Other Financial and Statistical Data
The following table sets forth certain other financial and statistical data for the periods indicated.

	At and for the		At and for the
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Financial Position Data (Average):
Loan receivables, including held for sale	$96,230	$84,038	$93,198	$83,404
Total assets	$110,335	$98,694	$108,209	$96,786
Deposits	$76,353	$67,158	$74,750	$64,751
Borrowings	$14,806	$13,360	$14,683	$13,645
Total equity	$13,758	$13,238	$13,537	$13,475
Selected Performance Metrics:
Purchase volume(1)(2)	$47,006	$44,557	$135,839	$132,264
Home & Auto	$12,273	$12,273	$35,989	$35,428
Digital	$13,808	$12,941	$39,541	$36,600
Diversified & Value	$15,445	$14,454	$44,240	$40,400
Health & Wellness	$3,990	$3,514	$11,695	$10,064
Lifestyle	$1,490	$1,374	$4,372	$4,000
Corp, Other	$—	$1	$2	$5,772
Average active accounts (in thousands)(2)(3)	70,308	66,266	69,842	68,517
Net interest margin(4)	15.36%	15.52%	15.17%	15.64%
Net charge-offs	$1,116	$635	$3,218	$1,760
Net charge-offs as a % of average loan receivables, including held for sale	4.60%	3.00%	4.62%	2.82%
Allowance coverage ratio(5)	10.40%	10.58%	10.40%	10.58%
Return on assets(6)	2.3%	2.8%	2.2%	3.4%
Return on equity(7)	18.1%	21.1%	17.8%	24.2%
Equity to assets(8)	12.47%	13.41%	12.51%	13.92%
Other expense as a % of average loan receivables, including held for sale	4.76%	5.02%	4.94%	5.11%
Efficiency ratio(9)	33.2%	36.5%	34.5%	37.1%
Effective income tax rate	24.6%	23.8%	24.0%	24.3%
Selected Period-End Data:
Loan receivables	$97,873	$86,012	$97,873	$86,012
Allowance for credit losses	$10,176	$9,102	$10,176	$9,102
30+ days past due as a % of period-end loan receivables(10)	4.40%	3.28%	4.40%	3.28%
90+ days past due as a % of period-end loan receivables(10)	2.06%	1.43%	2.06%	1.43%
Total active accounts (in thousands)(3)	70,137	66,503	70,137	66,503
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

	2023			2022
Three months ended September 30 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$12,753	$172	5.35%	$11,506	$65	2.24%
Securities available for sale	3,706	31	3.32%	4,861	19	1.55%
Loan receivables, including held for sale(3):
Credit cards	90,587	5,003	21.91%	79,354	4,153	20.76%
Consumer installment loans	3,656	108	11.72%	2,884	74	10.18%
Commercial credit products	1,861	38	8.10%	1,720	30	6.92%
Other	126	2	6.30%	80	1	4.96%
Total loan receivables, including held for sale	96,230	5,151	21.24%	84,038	4,258	20.10%
Total interest-earning assets	112,689	5,354	18.85%	100,405	4,342	17.16%
Non-interest-earning assets:
Cash and due from banks	964			1,580
Allowance for credit losses	(9,847)			(8,878)
Other assets	6,529			5,587
Total non-interest-earning assets	(2,354)			(1,711)
Total assets	$110,335			$98,694
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$75,952	$800	4.18%	$66,787	$280	1.66%
Borrowings of consolidated securitization entities	6,096	86	5.60%	6,258	54	3.42%
Senior and subordinated unsecured notes	8,710	106	4.83%	7,102	80	4.47%
Total interest-bearing liabilities	90,758	992	4.34%	80,147	414	2.05%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	401			371
Other liabilities	5,418			4,938
Total non-interest-bearing liabilities	5,819			5,309
Total liabilities	96,577			85,456
Equity
Total equity	13,758			13,238
Total liabilities and equity	$110,335			$98,694
Interest rate spread(4)			14.51%			15.11%
Net interest income		$4,362			$3,928
Net interest margin(5)			15.36%			15.52%

	2023			2022
Nine months ended September 30 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$13,107	$490	5.00%	$9,920	$90	1.21%
Securities available for sale	4,138	92	2.97%	5,143	43	1.12%
Loan receivables, including held for sale(3):
Credit cards	87,914	14,179	21.56%	78,946	12,009	20.34%
Consumer installment loans	3,375	285	11.29%	2,781	209	10.05%
Commercial credit products	1,789	108	8.07%	1,604	83	6.92%
Other	120	7	7.80%	73	4	7.33%
Total loan receivables, including held for sale	93,198	14,579	20.91%	83,404	12,305	19.73%
Total interest-earning assets	110,443	15,161	18.35%	98,467	12,438	16.89%
Non-interest-earning assets:
Cash and due from banks	987			1,607
Allowance for credit losses	(9,552)			(8,735)
Other assets	6,331			5,447
Total non-interest-earning assets	(2,234)			(1,681)
Total assets	$108,209			$96,786
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$74,340	$2,074	3.73%	$64,371	$567	1.18%
Borrowings of consolidated securitization entities	6,062	241	5.32%	6,547	127	2.59%
Senior and subordinated unsecured notes	8,621	313	4.85%	7,098	225	4.24%
Total interest-bearing liabilities	89,023	2,628	3.95%	78,016	919	1.57%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	410			380
Other liabilities	5,239			4,915
Total non-interest-bearing liabilities	5,649			5,295
Total liabilities	94,672			83,311
Equity
Total equity	13,537			13,475
Total liabilities and equity	$108,209			$96,786
Interest rate spread(4)			14.41%			15.32%
Net interest income		$12,533			$11,519
Net interest margin(5)			15.17%			15.64%
________________________________________
(1)Average yields/rates are based on total interest income/expense over average balances.
(2)Includes average restricted cash balances of $151 million and $688 million for the three months ended September 30, 2023 and 2022, respectively, and $324 million and $647 million for the nine months ended September 30, 2023 and 2022, respectively.
(3)Interest income on loan receivables includes fees on loans, which primarily consist of late fees on our credit products, of $694 million and $676 million for the three months ended September 30, 2023 and 2022, respectively, and $2.0 billion for both the nine months ended September 30, 2023 and 2022, respectively.
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
Interest Income
Interest income increased by $1.0 billion, or 23.3%, and $2.7 billion, or 21.9%, for the three and nine months ended September 30, 2023, respectively, primarily driven by increases in interest and fees on loans of 21.0% and 18.5%, respectively. The increases in interest and fees on loans were primarily driven by growth in average loan receivables and higher benchmark rates. The increase in the nine months ended September 30, 2023 was partially offset by the impact of portfolios sold in the second quarter of 2022.
Average interest-earning assets

Three months ended September 30 ($ in millions)	2023	%	2022	%
Loan receivables, including held for sale	$96,230	85.4%	$84,038	83.7%
Liquidity portfolio and other	16,459	14.6%	16,367	16.3%
Total average interest-earning assets	$112,689	100.0%	$100,405	100.0%

Nine months ended September 30 ($ in millions)	2023	%	2022	%
Loan receivables, including held for sale	$93,198	84.4%	$83,404	84.7%
Liquidity portfolio and other	17,245	15.6%	15,063	15.3%
Total average interest-earning assets	$110,443	100.0%	$98,467	100.0%

Average loan receivables, including held for sale, increased 14.5% and 11.7% for the three and nine months ended September 30, 2023, respectively, primarily driven by moderation in customer payment rates and growth in purchase volume. The increase in the nine months ended September 30, 2023 was partially offset by the impact from portfolios sold in the second quarter of 2022. Purchase volume increased by 5.5% and 2.7% for the three and nine months ended September 30, 2023, respectively.
Yield on average interest-earning assets
The yield on average interest-earning assets increased for the three and nine months ended September 30, 2023 primarily due to increases in the yield on average loan receivables. The increases in loan receivable yield were 114 basis points to 21.24% and 118 basis points to 20.91% for the three and nine months ended September 30, 2023, respectively.
Interest Expense
Interest expense increased by $578 million to $992 million, and $1.7 billion to $2.6 billion, for the three and nine months ended September 30, 2023, respectively, primarily attributed to higher benchmark interest rates and higher funding liabilities. Our cost of funds increased to 4.34% and 3.95% for the three and nine months ended September 30, 2023, respectively, compared to 2.05% and 1.57% for the three and nine months ended September 30, 2022, respectively.
Average interest-bearing liabilities

Three months ended September 30 ($ in millions)	2023	%	2022	%
Interest-bearing deposit accounts	$75,952	83.7%	$66,787	83.3%
Borrowings of consolidated securitization entities	6,096	6.7%	6,258	7.8%
Senior and subordinated unsecured notes	8,710	9.6%	7,102	8.9%
Total average interest-bearing liabilities	$90,758	100.0%	$80,147	100.0%

Nine months ended September 30 ($ in millions)	2023	%	2022	%
Interest-bearing deposit accounts	$74,340	83.5%	$64,371	82.5%
Borrowings of consolidated securitization entities	6,062	6.8%	6,547	8.4%
Senior and subordinated unsecured notes	8,621	9.7%	7,098	9.1%
Total average interest-bearing liabilities	$89,023	100.0%	$78,016	100.0%
Net Interest Income
Net interest income increased by $434 million, or 11.0%, and $1.0 billion, or 8.8%, for the three and nine months ended September 30, 2023, respectively, resulting from the changes in interest income and interest expense discussed above.
Retailer Share Arrangements
Retailer share arrangements decreased by $78 million, or 7.4%, and $505 million, or 15.4%, for the three and nine months ended September 30, 2023, respectively, primarily due to higher net charge-offs, partially offset by higher net interest income. The decrease in the nine months ended September 30, 2023 was also driven by the impact of portfolios sold in the second quarter of 2022.
Provision for Credit Losses
Provision for credit losses increased to $1.5 billion from $929 million, and $4.2 billion from $2.2 billion for the three and nine months ended September 30, 2023, respectively, primarily driven by higher net charge-offs and higher reserve increases in the current year. The increases in reserves for credit losses were primarily driven by growth in loan receivables.
Other Income

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Interchange revenue	$267	$238	$761	$731
Debt cancellation fees	131	103	371	285
Loyalty programs	(358)	(326)	(1,001)	(906)
Other	52	29	87	240
Total other income	$92	$44	$218	$350
Other income increased by $48 million, or 109.1%, and decreased by $132 million, or 37.7%,for the three and nine months ended September 30, 2023. The increase for the three months ended September 30, 2023 was driven primarily by higher interchange revenue and debt cancellation fees, partially offset by higher loyalty costs. The decrease for the nine months ended September 30, 2023 was primarily driven by the recognition in the prior year of the gain on sale of $120 million from the portfolio sales in the second quarter of 2022.

Other Expense

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Employee costs	$444	$416	$1,346	$1,222
Professional fees	219	204	614	599
Marketing and business development	125	115	389	366
Information processing	177	150	522	458
Other	189	179	571	541
Total other expense	$1,154	$1,064	$3,442	$3,186
Other expense increased by $90 million, or 8.5% and by $256 million, or 8.0%, for the three and nine months ended September 30, 2023, respectively, primarily driven by growth related items as well as higher technology investments and operational losses. These increases were partially offset by additional marketing and other actions taken in the prior year related to reinvestment of the gain on sale proceeds.
Employee costs increased for the three and nine months ended September 30, 2023 primarily attributable to an increase in headcount driven by growth and higher benefit costs.
Professional fees and information processing costs increased for the three and nine months ended September 30, 2023 primarily due to increased technology investments.

Marketing and business development costs increased for the three and nine months ended September 30, 2023, due to higher marketing investments in the current year to support business growth.
Other increased for the three and nine months ended September 30, 2023, primarily due to higher operational losses, partially offset by lower charitable contributions.
Provision for Income Taxes

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Effective tax rate	24.6%	23.8%	24.0%	24.3%
Provision for income taxes	$205	$219	$567	$782
The effective tax rate for the three months ended September 30, 2023 increased compared to the same period in the prior year primarily due to the benefit recorded in the prior period for favorable state tax apportionment changes. The effective tax rate for the nine months ended September 30, 2023 decreased compared to the same period in the prior year primarily due to the impact of higher research and development credits and low income housing tax credits recorded in the current year. For both periods presented, the effective tax rate differs from the applicable U.S. federal statutory tax rate primarily due to state income taxes.
Platform Analysis
As discussed above under “—Our Sales Platforms,” we offer our credit products primarily through five sales platforms (Home & Auto, Digital, Diversified & Value, Health & Wellness and Lifestyle), which management measures based on their revenue-generating activities. The following is a discussion of certain supplemental information for the three and nine months ended September 30, 2023, for each of our five sales platforms and Corp, Other.

Home & Auto

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Purchase volume	$12,273	$12,273	$35,989	$35,428
Period-end loan receivables	$31,648	$29,017	$31,648	$29,017
Average loan receivables, including held for sale	$31,239	$28,387	$30,386	$27,307
Average active accounts (in thousands)	19,223	18,350	18,894	17,923

Interest and fees on loans	$1,367	$1,210	$3,867	$3,406
Other income	$28	$20	$80	$64
Home & Auto interest and fees on loans increased by $157 million, or 13.0%, and increased by $461 million, or 13.5%, for the three and nine months ended September 30, 2023, respectively, primarily driven by growth in average loan receivables and higher benchmark rates. The growth in average loan receivables for both periods primarily reflects the impact of lower customer payment rates, as well as purchase volume growth of 1.6% for the nine months ended September 30, 2023. Purchase volume remained flat for the three months ended September 30, 2023, as growth in commercial, Home Specialty and Auto were offset by lower retail traffic in Furniture and Electronics and the impact of lower gas and lumber prices.
Digital

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Purchase volume	$13,808	$12,941	$39,541	$36,600
Period-end loan receivables	$26,685	$22,925	$26,685	$22,925
Average loan receivables, including held for sale	$26,266	$22,361	$25,484	$21,596
Average active accounts (in thousands)	20,768	19,418	20,641	19,176

Interest and fees on loans	$1,530	$1,197	$4,315	$3,277
Other income	$(6)	$(22)	$(7)	$(47)
Digital interest and fees on loans increased by $333 million, or 27.8%, and $1.0 billion, or 31.7%, for the three and nine months ended September 30, 2023, respectively, primarily driven by growth in average loan receivables, higher benchmark rates and the maturation of newer programs. The growth in average loan receivables for both periods reflected lower customer payment rates, purchase volume growth of 6.7% and 8.0%, respectively, and average active account growth of 7.0% and 7.6%, respectively.
Diversified & Value

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Purchase volume	$15,445	$14,454	$44,240	$40,400
Period-end loan receivables	$18,865	$16,566	$18,865	$16,566
Average loan receivables, including held for sale	$18,565	$16,243	$18,074	$15,627
Average active accounts (in thousands)	20,410	19,411	20,571	19,258

Interest and fees on loans	$1,168	$935	$3,329	$2,587
Other income	$(28)	$(19)	$(63)	$(63)
Diversified & Value interest and fees on loans increased by $233 million, or 24.9%, and $742 million, or 28.7%, for the three and nine months ended September 30, 2023, respectively, primarily driven by growth in average loan receivables, and higher benchmark rates. The growth in average loan receivables for both periods reflected lower customer payment rates and purchase volume growth of 6.9% and 9.5%, respectively, reflecting higher out-of-partner spend, strong retailer performance and average active account growth of 5.1% and 6.8%, respectively.

Health & Wellness

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Purchase volume	$3,990	$3,514	$11,695	$10,064
Period-end loan receivables	$14,019	$11,590	$14,019	$11,590
Average loan receivables, including held for sale	$13,600	$11,187	$12,927	$10,681
Average active accounts (in thousands)	7,276	6,411	7,076	6,207

Interest and fees on loans	$844	$706	$2,365	$1,966
Other income	$74	$55	$189	$157
Health & Wellness interest and fees on loans increased by $138 million, or 19.5%, and $399 million, or 20.3% for the three and nine months ended September 30, 2023, respectively, primarily driven by growth in average loan receivables. The growth in average loan receivables for both periods reflected continued higher promotional purchase volume and lower customer payment rates. Purchase volume increased 13.5% and 16.2%, respectively, and average active accounts increased 13.5% and 14.0% for the three and nine months ended September 30, 2023, respectively, reflecting broad-based growth led by Dental, Pet and Cosmetic.
Other income increased by $19 million, or 34.5%, and $32 million, or 20.4%, for the three and nine months ended September 30, 2023, respectively, primarily due to higher debt cancellation fees.
Lifestyle

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Purchase volume	$1,490	$1,374	$4,372	$4,000
Period-end loan receivables	$6,483	$5,686	$6,483	$5,686
Average loan receivables, including held for sale	$6,383	$5,610	$6,137	$5,478
Average active accounts (in thousands)	2,556	2,524	2,572	2,546

Interest and fees on loans	$249	$208	$704	$593
Other income	$8	$8	$22	$21
Lifestyle interest and fees on loans increased by $41 million, or 19.7%, and $111 million, or 18.7%, for the three and nine months ended September 30, 2023, respectively, primarily driven by growth in average loan receivables and higher benchmark interest rates. The growth in average loan receivables for both periods reflected lower customer payment rates and purchase volume growth of 8.4% and 9.3% for the three and nine months ended September 30, 2023, respectively, which was driven by higher transaction values in Outdoor and Luxury.
Corp, Other

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Purchase volume	$—	$1	$2	$5,772
Period-end loan receivables	$173	$228	$173	$228
Average loan receivables, including held for sale	$177	$250	$190	$2,715
Average active accounts (in thousands)	75	152	88	3,407

Interest and fees on loans	$(7)	$2	$(1)	$476
Other income	$16	$2	$(3)	$218
The decreases shown above for the nine months ended September 30, 2023 for Corp, Other compared to the prior year period reflect the effects of the sale of the BP and Gap Inc. portfolios in May 2022 and June 2022, respectively.

Other income decreased by $221 million, or 101.4%, for the nine months ended September 30, 2023 primarily due to the gain on sale of $120 million recognized in the prior year and lower interchange revenue related to the portfolios sold in the second quarter of 2022.
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
The following table sets forth the composition of our loan receivables portfolio by product type at the dates indicated.

($ in millions)	At September 30, 2023	(%)	At December 31, 2022	(%)
Loans
Credit cards	$92,078	94.1%	$87,630	94.8%
Consumer installment loans	3,784	3.9%	3,056	3.3
Commercial credit products	1,879	1.9%	1,682	1.8
Other	132	0.1%	102	0.1
Total loans	$97,873	100.0%	$92,470	100.0%
Loan receivables increased 5.8% to $97.9 billion at September 30, 2023 compared to December 31, 2022, and increased 13.8% to $97.9 billion at September 30, 2023 compared to $86.0 billion at September 30, 2022. The increases in loan receivables were primarily driven by lower customer payment rates and purchase volume growth. The increase compared to December 31, 2022 was partially offset by the seasonality of our business.
Our loan receivables portfolio had the following geographic concentration at September 30, 2023.

($ in millions)	Loan Receivables Outstanding	% of Total Loan Receivables Outstanding
State
Texas	$10,781	11.0%
California	$10,195	10.4%
Florida	$9,094	9.3%
New York	$4,778	4.9%
North Carolina	$4,035	4.1%
Delinquencies
Over-30 day loan delinquencies as a percentage of period-end loan receivables increased to 4.40% at September 30, 2023 from 3.28% at September 30, 2022, and increased from 3.65% at December 31, 2022. These increases were primarily driven by lower customer payment rates.
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

	Three months ended September 30,
	2023		2022
($ in millions)	Amount	Rate	Amount	Rate
Credit cards	$1,040	4.56%	$596	2.98%
Consumer installment loans	49	5.32%	21	2.89%
Commercial credit products	26	5.54%	17	3.92%
Other	1	3.08%	1	4.96%
Total net charge-offs	$1,116	4.60%	$635	3.00%

	Nine months ended September 30,
	2023		2022
($ in millions)	Amount	Rate	Amount	Rate
Credit cards	$3,003	4.57%	$1,667	2.82%
Consumer installment loans	127	5.03%	49	2.36%
Commercial credit products	87	6.50%	43	3.58%
Other	1	1.10%	1	1.83%
Total net charge-offs	$3,218	4.62%	$1,760	2.82%
Allowance for Credit Losses
The allowance for credit losses totaled $10.2 billion at September 30, 2023, compared to $9.5 billion at December 31, 2022, respectively, and $9.1 billion at September 30, 2022, and reflects our estimate of expected credit losses for the life of the loan receivables on our Consolidated Statement of Financial Position. Our allowance for credit losses as a percentage of total loan receivables increased to 10.40% at September 30, 2023, from 10.30% at December 31, 2022 and decreased from 10.58% at September 30, 2022.
The increase in allowance for credit losses compared to September 30, 2022 and December 31, 2022 was primarily driven by growth in loan receivables. The increase compared to December 31, 2022 was partially offset by a $294 million reduction related to the adoption of ASU 2022-02 on January 1, 2023 which eliminated the separate recognition and measurement guidance for troubled debt restructurings (“TDRs”). See Note 2. Basis of Presentation and Summary of Significant Accounting Policies and Note 4. Loan Receivables and Allowance for Credit Losses to our condensed consolidated financial statements for additional information on the effects of adoption of the new accounting guidance.

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

The following table summarizes information concerning our funding sources during the periods indicated:

	2023			2022
Three months ended September 30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$75,952	83.7%	4.2%	$66,787	83.3%	1.7%
Securitized financings	6,096	6.7	5.6	6,258	7.8	3.4
Senior and subordinated unsecured notes	8,710	9.6	4.8	7,102	8.9	4.5
Total	$90,758	100.0%	4.3%	$80,147	100.0%	2.1%
______________________
(1)Excludes $401 million and $371 million average balance of non-interest-bearing deposits for the three months ended September 30, 2023 and 2022, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the three months ended September 30, 2023 and 2022.

	2023			2022
Nine months ended September 30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$74,340	83.5%	3.7%	$64,371	82.5%	1.2%
Securitized financings	6,062	6.8	5.3	6,547	8.4	2.6
Senior and subordinated unsecured notes	8,621	9.7	4.9	7,098	9.1	4.2
Total	$89,023	100.0%	3.9%	$78,016	100.0%	1.6%
______________________
(1)Excludes $410 million and $380 million average balance of non-interest-bearing deposits for the nine months ended September 30, 2023 and 2022, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the nine months ended September 30, 2023 and 2022.

Deposits
We obtain deposits directly from retail, affinity relationships and commercial customers (“direct deposits”) or through third-party brokerage firms that offer our deposits to their customers (“brokered deposits”). At September 30, 2023, we had $64.1 billion in direct deposits and $14.0 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger that channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to continue to utilize our direct deposit base as a source of stable and diversified low-cost funding.
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

The following table summarizes certain information regarding our interest-bearing deposits by type (all of which constitute U.S. deposits) for the periods indicated:

Three months ended September 30 ($ in millions)	2023			2022
	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$34,436	45.3%	4.1%	$22,789	34.1%	1.3%
Savings, money market, and demand accounts	28,746	37.9	4.4	31,005	46.4	1.7
Brokered deposits	12,770	16.8	4.0	12,993	19.5	2.2
Total interest-bearing deposits	$75,952	100.0%	4.2%	$66,787	100.0%	1.7%

Nine months ended September 30 ($ in millions)	2023			2022
	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$32,115	43.2%	3.5%	$21,552	33.5%	1.1%
Savings, money market, and demand accounts	29,180	39.3	3.9	30,990	48.1	1.0
Brokered deposits	13,045	17.5	3.8	11,829	18.4	1.7
Total interest-bearing deposits	$74,340	100.0%	3.7%	$64,371	100.0%	1.2%
Our deposit liabilities provide funding with maturities ranging from one day to ten years. At September 30, 2023, the weighted average maturity of our interest-bearing time deposits was 1.0 years. See Note 7. Deposits to our condensed consolidated financial statements for more information on the maturities of our time deposits.
The following table summarizes deposits by contractual maturity at September 30, 2023:

($ in millions)	3 Months or Less	Over 3 Months but within 6 Months	Over 6 Months but within 12 Months	Over 12 Months	Total
U.S. deposits (less than FDIC insurance limit)(1)(2)	$31,666	$8,002	$12,944	$10,147	$62,759
U.S. deposits (in excess of FDIC insurance limit)(2)
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	1,279	2,485	3,460	1,637	8,861
Savings, money market, and demand accounts	6,446	—	—	—	6,446
Total	$39,391	$10,487	$16,404	$11,784	$78,066
______________________
(1)Includes brokered certificates of deposit for which underlying individual deposit balances are assumed to be less than $250,000.
(2)The standard deposit insurance amount is $250,000 per depositor, for each account ownership category. Deposits in excess of FDIC insurance limit presented above include partially insured accounts. Our estimate of the uninsured portion of these deposit balances at September 30, 2023 was approximately $5.2 billion.
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

The following table summarizes expected contractual maturities of the investors’ interests in securitized financings, excluding debt premiums, discounts and issuance costs at September 30, 2023.

($ in millions)	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years	Total
Scheduled maturities of long-term borrowings—owed to securitization investors:
SYNCT	$1,350	$950	$—	$—	$2,300
SFT	300	1,250	—	—	1,550
SYNIT(1)	—	2,675	—	—	2,675
Total long-term borrowings—owed to securitization investors	$1,650	$4,875	$—	$—	$6,525
______________________
(1)Excludes any subordinated classes of SYNIT notes that we owned at September 30, 2023.
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
The following table summarizes for each of our trusts the three-month rolling average excess spread at September 30, 2023.

	Note Principal Balance ($ in millions)	# of Series Outstanding	Three-Month Rolling Average Excess Spread(1)
SYNCT	$2,300	4	~ 14.6% to 15.3%
SFT	$1,550	6	13.0%
SYNIT	$2,675	1	17.7%
______________________
(1)Represents the excess spread (generally calculated as interest income collected from the applicable pool of loan receivables less applicable net charge-offs, interest expense and servicing costs, divided by the aggregate principal amount of loan receivables in the applicable pool) for SFT or, in the case of SYNCT, a range of the excess spreads relating to the particular series issued within such trust or, in the case of SYNIT, the excess spread relating to the one outstanding series issued within such trust, in all cases omitting any series that have not been outstanding for at least three full monthly periods and calculated in accordance with the applicable trust or series documentation, for the three securitization monthly periods ended September 30, 2023.

Senior and Subordinated Unsecured Notes
The following table provides a summary of our outstanding fixed rate senior and subordinated unsecured notes at September 30, 2023, which includes $750 million of subordinated unsecured notes issued by Synchrony Financial in February 2023.

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
______________________
(1)Weighted average interest rate of all senior and subordinated unsecured notes at September 30, 2023 was 4.69%.
(2)The amounts shown exclude unamortized debt discounts, premiums and issuance costs.
Short-Term Borrowings
Except as described above, there were no material short-term borrowings for the periods presented.
Other
At September 30, 2023, we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
Covenants
The indenture pursuant to which our senior and subordinated unsecured notes have been issued includes various covenants. If we do not satisfy any of these covenants, the maturity of amounts outstanding thereunder may be accelerated and become payable. We were in compliance with all of these covenants at September 30, 2023.
At September 30, 2023, we were not in default under any of our credit facilities.
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
We maintain a liquidity portfolio, which at September 30, 2023 had $17.6 billion of liquid assets, primarily consisting of cash and equivalents and short-term obligations of the U.S. Treasury, less cash in transit which is not considered to be liquid, compared to $14.2 billion of liquid assets at December 31, 2022. The increase in liquid assets was primarily due to deposit growth and the issuance of secured and unsecured notes, partially offset by loan receivables growth in the nine months ended September 30, 2023. We believe our liquidity position at September 30, 2023 remains strong as we continue to operate in a period of uncertain economic conditions and we will continue to closely monitor our liquidity as economic conditions change.
As additional sources of liquidity, at September 30, 2023, we had an aggregate of $2.5 billion of undrawn committed capacity on our securitized financings, subject to customary borrowing conditions, from private lenders under our securitization programs and $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders, and we had more than $25.0 billion of unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
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
Dividend and Share Repurchases

Common Stock Cash Dividends Declared	Month of Payment	Amount per Common Share	Amount
($ in millions, except per share data)
Three months ended March 31, 2023	February 2023	$0.23	$100
Three months ended June 30, 2023	May 2023	0.23	99
Three months ended September 30, 2023	August 2023	0.25	104
Total dividends declared		$0.71	$303

Preferred Stock Cash Dividends Declared	Month of Payment	Amount per Preferred Share	Amount
($ in millions, except per share data)
Three months ended March 31, 2023	February 2023	$14.06	$11
Three months ended June 30, 2023	May 2023	14.06	10
Three months ended September 30, 2023	August 2023	14.06	10
Total dividends declared		$42.18	$31
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

Common Shares Repurchased Under Publicly Announced Programs	Total Number of Shares Purchased	Dollar Value of Shares Purchased
($ and shares in millions)
Three months ended March 31, 2023	11.3	$400
Three months ended June 30, 2023	10.5	300
Three months ended September 30, 2023	4.5	150
Total	26.3	$850
In April 2023 the Board of Directors approved an incremental share repurchase program of up to $1.0 billion, through June 30, 2024. Repurchases under this program are subject to market conditions and other factors, including legal and regulatory restrictions and required approvals, if any. During the nine months ended September 30, 2023, we repurchased $850 million of common stock as part of our share repurchase programs, with remaining authorized share repurchase capacity of $850 million through June 2024.
Regulatory Capital Requirements - Synchrony Financial
As a savings and loan holding company, we are required to maintain minimum capital ratios, under the applicable U.S. Basel III capital rules. For more information, see “Regulation—Savings and Loan Holding Company Regulation” in our 2022 Form 10-K.
For Synchrony Financial to be a well-capitalized savings and loan holding company, Synchrony Bank must be well-capitalized and Synchrony Financial must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. At September 30, 2023, Synchrony Financial met all the requirements to be deemed well-capitalized.
The following table sets forth the composition of our capital ratios for the Company calculated under the Basel III Standardized Approach rules at September 30, 2023 and December 31, 2022, respectively.

	Basel III
	At September 30, 2023		At December 31, 2022
($ in millions)	Amount	Ratio(1)	Amount	Ratio(1)
Total risk-based capital	$14,964	15.3%	$13,713	15.0%
Tier 1 risk-based capital	$12,906	13.2%	$12,493	13.6%
Tier 1 leverage	$12,906	11.8%	$12,493	12.3%
Common equity Tier 1 capital	$12,172	12.4%	$11,759	12.8%
Risk-weighted assets	$97,987		$91,596
______________________
(1)Tier 1 leverage ratio represents total Tier 1 capital as a percentage of total average assets, after certain adjustments. All other ratios presented above represent the applicable capital measure as a percentage of risk-weighted assets.
The Company elected to adopt the option provided by the interim final rule issued by joint federal bank regulatory agencies, which largely delayed the effects of CECL on our regulatory capital. Beginning in the first quarter of 2022, the effects are being phased-in over a three-year transitional period through 2024, collectively the “CECL regulatory capital transition adjustment”. The effects of CECL on our regulatory capital will be fully phased-in beginning in the first quarter of 2025. For more information, see “Capital—Regulatory Capital Requirements - Synchrony Financial” in our 2022 Form 10-K.
Capital amounts and ratios in the above table all reflect the applicable CECL regulatory capital transition adjustment for each period. The decrease in our common equity Tier 1 capital ratio compared to December 31, 2022 was primarily due to an increase in risk-weighted assets during the nine months ended September 30, 2023 and the second year phase-in of the impact of CECL on our regulatory capital, partially offset by the retention of net earnings during the same period and the impact from the adoption of the new accounting standard for TDRs. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies for additional information on the new accounting standard.

Regulatory Capital Requirements - Synchrony Bank
At September 30, 2023 and December 31, 2022, the Bank met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. The following table sets forth the composition of the Bank’s capital ratios calculated under the Basel III Standardized Approach rules at September 30, 2023 and December 31, 2022, and also reflects the applicable CECL regulatory capital transition adjustment for each period.

	At September 30, 2023		At December 31, 2022		Minimum to be Well-Capitalized under Prompt Corrective Action Provisions
($ in millions)	Amount	Ratio	Amount	Ratio	Ratio
Total risk-based capital	$14,401	15.6%	$13,313	15.6%	10.0%
Tier 1 risk-based capital	$12,408	13.4%	$12,174	14.2%	8.0%
Tier 1 leverage	$12,408	12.1%	$12,174	12.8%	5.0%
Common equity Tier 1 capital	$12,408	13.4%	$12,174	14.2%	6.5%
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
Off-Balance Sheet Arrangements and Unfunded Lending Commitments
____________________________________________________________________________________________
We do not have any material off-balance sheet arrangements, including guarantees of third-party obligations. Guarantees are contracts or indemnification agreements that contingently require us to make a guaranteed payment or perform an obligation to a third-party based on certain trigger events. At September 30, 2023, we had not recorded any contingent liabilities in our Condensed Consolidated Statement of Financial Position related to any guarantees. See Note 5 - Variable Interest Entities to our condensed consolidated financial statements for more information on our investment commitments for unconsolidated variable interest entities (“VIE's”).
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
In July 2023, the federal banking agencies issued a notice of proposed rulemaking that would change the regulatory capital requirements for U.S. banking organizations with at least $100 billion in total assets. We are currently assessing the impact of the proposed rule to our business. However, to the extent the proposed changes are finalized and adopted, they would likely increase our regulatory capital requirements, which may decrease our return on equity and could result in limitations on our ability to pay dividends or repurchase our stock.
Additionally, the federal banking agencies have recently released several proposals intended to facilitate the orderly resolution of large banking organizations. For instance, an August 2023 interagency notice of proposed rulemaking would require depository institution holding companies with $100 billion or more in assets to issue minimum amounts of long-term debt and to maintain “clean” holding companies without certain types of liabilities, and, relatedly, would require insured depository institution subsidiaries with $100 billion or more in assets to issue minimum amounts of long-term debt to a holding company. While we are assessing the impact of the proposed rule to our business, if the proposed changes are finalized and adopted, they may require changes to our funding strategy and/or increase our cost of funding.

ITEM 1. FINANCIAL STATEMENTS
Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
____________________________________________________________________________________________

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except per share data)	2023	2022	2023	2022
Interest income:
Interest and fees on loans (Note 4)	$5,151	$4,258	$14,579	$12,305
Interest on cash and debt securities	203	84	582	133
Total interest income	5,354	4,342	15,161	12,438
Interest expense:
Interest on deposits	800	280	2,074	567
Interest on borrowings of consolidated securitization entities	86	54	241	127
Interest on senior and subordinated unsecured notes	106	80	313	225
Total interest expense	992	414	2,628	919
Net interest income	4,362	3,928	12,533	11,519
Retailer share arrangements	(979)	(1,057)	(2,783)	(3,288)
Provision for credit losses (Note 4)	1,488	929	4,161	2,174
Net interest income, after retailer share arrangements and provision for credit losses	1,895	1,942	5,589	6,057
Other income:
Interchange revenue	267	238	761	731
Debt cancellation fees	131	103	371	285
Loyalty programs	(358)	(326)	(1,001)	(906)
Other	52	29	87	240
Total other income	92	44	218	350
Other expense:
Employee costs	444	416	1,346	1,222
Professional fees	219	204	614	599
Marketing and business development	125	115	389	366
Information processing	177	150	522	458
Other	189	179	571	541
Total other expense	1,154	1,064	3,442	3,186
Earnings before provision for income taxes	833	922	2,365	3,221
Provision for income taxes (Note 12)	205	219	567	782
Net earnings	$628	$703	$1,798	$2,439
Net earnings available to common stockholders	$618	$692	$1,767	$2,407

Earnings per share
Basic	$1.49	$1.48	$4.16	$4.89
Diluted	$1.48	$1.47	$4.14	$4.86

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
____________________________________________________________________________________________

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022

Net earnings	$628	$703	$1,798	$2,439

Other comprehensive income (loss)
Debt securities	3	(33)	31	(110)
Currency translation adjustments	(2)	(5)	(1)	(9)
Employee benefit plans	(1)	—	(1)	1
Other comprehensive income (loss)	—	(38)	29	(118)

Comprehensive income	$628	$665	$1,827	$2,321
Amounts presented net of taxes.

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Financial Position (Unaudited)
____________________________________________________________________________________________

($ in millions)	At September 30, 2023	At December 31, 2022
Assets
Cash and equivalents	$15,643	$10,294
Debt securities (Note 3)	2,882	4,879
Loan receivables: (Notes 4 and 5)
Unsecuritized loans held for investment	78,470	72,638
Restricted loans of consolidated securitization entities	19,403	19,832
Total loan receivables	97,873	92,470
Less: Allowance for credit losses	(10,176)	(9,527)
Loan receivables, net	87,697	82,943
Goodwill	1,105	1,105
Intangible assets, net (Note 6)	1,169	1,287
Other assets	4,443	4,056
Total assets	$112,939	$104,564

Liabilities and Equity
Deposits: (Note 7)
Interest-bearing deposit accounts	$77,669	$71,336
Non-interest-bearing deposit accounts	397	399
Total deposits	78,066	71,735
Borrowings: (Notes 5 and 8)
Borrowings of consolidated securitization entities	6,519	6,227
Senior and subordinated unsecured notes	8,712	7,964
Total borrowings	15,231	14,191
Accrued expenses and other liabilities	5,875	5,765
Total liabilities	$99,172	$91,691

Equity:
Preferred stock, par share value $0.001 per share; 750,000 shares authorized; 750,000 shares issued and outstanding at both September 30, 2023 and December 31, 2022 and aggregate liquidation preference of $750 at both September 30, 2023 and December 31, 2022	$734	$734
Common Stock, par share value $0.001 per share; 4,000,000,000 shares authorized; 833,984,684 shares issued at both September 30, 2023 and December 31, 2022; 413,785,325 and 438,216,755 shares outstanding at September 30, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	9,750	9,718
Retained earnings	18,338	16,716
Accumulated other comprehensive income (loss):
Debt securities	(62)	(93)
Currency translation adjustments	(39)	(38)
Employee benefit plans	5	6
Treasury stock, at cost; 420,199,359 and 395,767,929 shares at September 30, 2023 and December 31, 2022, respectively	(14,960)	(14,171)
Total equity	13,767	12,873
Total liabilities and equity	$112,939	$104,564

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
____________________________________________________________________________________________

	Preferred Stock		Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2022	750	$734	833,985	$1	$9,669	$14,245	$(69)	$(10,925)	$13,655
Net earnings	—	—	—	—	—	932	—	—	932
Other comprehensive income	—	—	—	—	—	—	(52)	—	(52)
Purchases of treasury stock	—	—	—	—	—	—	—	(968)	(968)
Stock-based compensation	—	—	—	—	(26)	(50)	—	51	(25)
Dividends - preferred stock ($14.06 per share)	—	—	—	—	—	(10)	—	—	(10)
Dividends - common stock ($0.22 per share)	—	—	—	—	—	(114)	—	—	(114)
Balance at March 31, 2022	750	$734	833,985	$1	$9,643	$15,003	$(121)	$(11,842)	$13,418
Net earnings	—	—	—	—	—	804	—	—	804
Other comprehensive income	—	—	—	—	—	—	(28)	—	(28)
Purchases of treasury stock	—	—	—	—	—	—	—	(701)	(701)
Stock-based compensation	—	—	—	—	20	(9)	—	8	19
Dividends - preferred stock ($14.06 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividends - common stock ($0.22 per share)	—	—	—	—	—	(108)	—	—	(108)
Balance at June 30, 2022	750	$734	833,985	$1	$9,663	$15,679	$(149)	$(12,535)	$13,393
Net earnings	—	—	—	—	—	703	—	—	703
Other comprehensive income	—	—	—	—	—	—	(38)	—	(38)
Purchases of treasury stock	—	—	—	—	—	—	—	(951)	(951)
Stock-based compensation	—	—	—	—	22	(10)	—	13	25
Dividends - preferred stock ($14.06 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividends - common stock ($0.23 per share)	—	—	—	—	—	(109)	—	—	(109)
Balance at September 30, 2022	750	$734	833,985	$1	$9,685	$16,252	$(187)	$(13,473)	$13,012

	Preferred Stock		Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2023	750	$734	833,985	$1	$9,718	$16,716	$(125)	$(14,171)	$12,873
Cumulative effect of change in accounting principle						222			222
Adjusted balance, beginning of period	750	734	833,985	1	9,718	16,938	(125)	(14,171)	13,095
Net earnings			—	—	—	601	—	—	601
Other comprehensive income	—	—	—	—	—	—	23		23
Purchases of treasury stock	—	—	—	—	—	—		(404)	(404)
Stock-based compensation	—	—	—	—	(13)	(59)		61	(11)
Dividends - preferred stock ($14.06 per share)						(11)			(11)
Dividends - common stock ($0.23 per share)	—	—	—	—	—	(100)	—	—	(100)
Balance at March 31, 2023	750	$734	833,985	$1	$9,705	$17,369	$(102)	$(14,514)	$13,193
Net earnings	—	—	—	—	—	569	—	—	569
Other comprehensive income	—	—	—	—	—	—	6	—	6
Purchases of treasury stock	—	—	—	—	—	—	—	(303)	(303)
Stock-based compensation	—	—	—	—	22	(1)	—	3	24
Dividends - preferred stock ($14.06 per share)	—	—	—	—	—	(10)	—	—	(10)
Dividends - common stock ($0.23 per share)	—	—	—	—	—	(99)	—	—	(99)
Balance at June 30, 2023	750	$734	833,985	$1	$9,727	$17,828	$(96)	$(14,814)	$13,380
Net earnings	—	—	—	—	—	628	—	—	628
Other comprehensive income	—	—	—	—	—	—	—	—	—
Purchases of treasury stock	—	—	—	—	—	—	—	(152)	(152)
Stock-based compensation	—	—	—	—	23	(4)	—	6	25
Dividends - preferred stock ($14.06 per share)	—	—	—	—	—	(10)	—	—	(10)
Dividends - common stock ($0.25 per share)	—	—	—	—	—	(104)	—	—	(104)
Balance at September 30, 2023	750	$734	833,985	$1	$9,750	$18,338	$(96)	$(14,960)	$13,767

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
____________________________________________________________________________________________

	Nine months ended September 30,
($ in millions)	2023	2022
Cash flows - operating activities
Net earnings	$1,798	$2,439
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for credit losses	4,161	2,174
Deferred income taxes	(271)	(185)
Depreciation and amortization	340	318
(Increase) decrease in interest and fees receivable	(323)	74
(Increase) decrease in other assets	37	(26)
Increase (decrease) in accrued expenses and other liabilities	(7)	(322)
All other operating activities	541	375
Cash provided from (used for) operating activities	6,276	4,847

Cash flows - investing activities
Maturity and sales of debt securities	3,882	3,659
Purchases of debt securities	(1,642)	(3,624)
Proceeds from sale of loan receivables	—	3,930
Net (increase) decrease in loan receivables, including held for sale	(8,797)	(6,999)
All other investing activities	(508)	(342)
Cash provided from (used for) investing activities	(7,065)	(3,376)

Cash flows - financing activities
Borrowings of consolidated securitization entities
Proceeds from issuance of securitized debt	1,547	1,670
Maturities and repayment of securitized debt	(1,257)	(2,600)
Senior and subordinated unsecured notes
Proceeds from issuance of senior and subordinated unsecured notes	740	2,235
Maturities and repayment of senior and subordinated unsecured notes	—	(1,500)
Dividends paid on preferred stock	(31)	(32)
Net increase (decrease) in deposits	6,354	6,125
Purchases of treasury stock	(859)	(2,619)
Dividends paid on common stock	(303)	(331)
All other financing activities	(32)	(44)
Cash provided from (used for) financing activities	6,159	2,904

Increase (decrease) in cash and equivalents, including restricted amounts	5,370	4,375
Cash and equivalents, including restricted amounts, at beginning of period	10,430	8,686
Cash and equivalents at end of period:
Cash and equivalents	15,643	11,962
Restricted cash and equivalents included in other assets	157	1,099
Total cash and equivalents, including restricted amounts, at end of period	$15,800	$13,061

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

NOTE 3.    DEBT SECURITIES
All of our debt securities are classified as available-for-sale and are held to meet our liquidity objectives or to comply with the Community Reinvestment Act (“CRA”). Our debt securities consist of the following:

	September 30, 2023				December 31, 2022
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
($ in millions)	cost	gains	losses	fair value	cost	gains	losses	fair value
U.S. government and federal agency	$1,445	$—	$(9)	$1,436	$3,917	$—	$(53)	$3,864
State and municipal	10	—	(1)	9	10	—	—	10
Residential mortgage-backed(a)	411	—	(57)	354	467	—	(49)	418
Asset-backed(b)	1,090	—	(15)	1,075	599	—	(19)	580
Other	8		—	8	8	—	(1)	7
Total	$2,964	$—	$(82)	$2,882	$5,001	$—	$(122)	$4,879
_______________________
(a)    All of our residential mortgage-backed securities have been issued by government-sponsored entities and are collateralized by U.S. mortgages. At September 30, 2023 and December 31, 2022, $86 million and $100 million of residential mortgage-backed securities, respectively, were pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve Discount Window advances.
(b)    Our asset-backed securities are collateralized by credit card and auto loans.
The following table presents the estimated fair values and gross unrealized losses of our available-for-sale debt securities:

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
($ in millions)	fair value	losses	fair value	losses
At September 30, 2023
U.S. government and federal agency	$544	$—	$892	$(9)
State and municipal	—	—	9	(1)
Residential mortgage-backed	8	—	347	(57)
Asset-backed	783	(3)	245	(12)
Other	—	—	8	—
Total	$1,335	$(3)	$1,501	$(79)

At December 31, 2022
U.S. government and federal agency	$3,032	$(30)	$638	$(23)
State and municipal	5	—	5	—
Residential mortgage-backed	316	(31)	101	(18)
Asset-backed	230	—	348	(19)
Other	7	(1)	—	—
Total	$3,590	$(62)	$1,092	$(60)
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

Contractual Maturities of Investments in Available-for-Sale Debt Securities

	Amortized	Estimated	Weighted
At September 30, 2023 ($ in millions)	cost	fair value	Average yield (a)
Due
Within one year	$1,736	$1,721	2.7%
After one year through five years	$835	$824	4.7%
After five years through ten years	$190	$170	1.8%
After ten years	$203	$167	2.0%
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
There were no material realized gains or losses recognized for the nine months ended September 30, 2023 and 2022.
Although we generally do not have the intent to sell any specific securities held at September 30, 2023, in the ordinary course of managing our debt securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield, liquidity requirements and funding obligations.
NOTE 4.    LOAN RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

($ in millions)	September 30, 2023	December 31, 2022
Credit cards	$92,078	$87,630
Consumer installment loans	3,784	3,056
Commercial credit products	1,879	1,682
Other	132	102
Total loan receivables, before allowance for credit losses(a)(b)	$97,873	$92,470
_______________________
(a)Total loan receivables include $19.4 billion and $19.8 billion of restricted loans of consolidated securitization entities at September 30, 2023 and December 31, 2022, respectively. See Note 5. Variable Interest Entities for further information on these restricted loans.
(b)At September 30, 2023 and December 31, 2022, loan receivables included deferred costs, net of deferred income, of $201 million and $237 million, respectively.
Allowance for Credit Losses(a)(b)

($ in millions)	Balance at July 1, 2023	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2023
Credit cards	$9,464	$1,357	$(1,265)	$225	$9,781
Consumer installment loans	221	92	(59)	10	264
Commercial credit products	112	38	(28)	2	124
Other	7	1	(1)	—	7
Total	$9,804	$1,488	$(1,353)	$237	$10,176

($ in millions)	Balance at July 1, 2022	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2022
Credit cards	$8,605	$864	$(785)	$189	$8,873
Consumer installment loans	129	38	(25)	4	146
Commercial credit products	71	26	(19)	2	80
Other	3	1	(1)	—	3
Total	$8,808	$929	$(830)	$195	$9,102

($ in millions)	Balance at January 1, 2023	Impact of ASU 2022-02 Adoption	Post-Adoption Balance at January 1, 2023	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2023
Credit cards	$9,225	$(294)	$8,931	$3,853	$(3,697)	$694	$9,781
Consumer installment loans	208	1	209	182	(148)	21	264
Commercial credit products	87	(1)	85	126	(93)	6	124
Other	7	—	8	—	(1)	—	7
Total	$9,527	$(294)	$9,233	$4,161	$(3,939)	$721	$10,176

($ in millions)	Balance at January 1, 2022	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2022
Credit cards	$8,512	$2,028	$(2,273)	$606	$8,873
Consumer installment loans	115	80	(63)	14	146
Commercial credit products	59	64	(48)	5	80
Other	2	2	(1)	—	3
Total	$8,688	$2,174	$(2,385)	$625	$9,102
_______________________
(a)The allowance for credit losses at September 30, 2023 and 2022 reflects our estimate of expected credit losses for the life of the loan receivables on our Condensed Consolidated Statements of Financial Position at September 30, 2023 and 2022 which include the consideration of current and expected macroeconomic conditions that existed at those dates.
(b)Comparative information is presented in accordance with the applicable accounting standards in effect prior to the adoption of ASU 2022-02.
The reasonable and supportable forecast period used in our estimate of credit losses at September 30, 2023 was 12 months, consistent with the forecast period utilized since the adoption of CECL. Beyond the reasonable and supportable forecast period, we revert to historical loss information at the loan receivables segment level over a 6-month period, gradually increasing the weight of historical losses by an equal amount each month during the reversion period, and utilize historical loss information thereafter for the remaining life of the portfolio. The reversion period and methodology remain unchanged since the adoption of CECL.
Losses on loan receivables, including those which are modified for borrowers experiencing financial difficulty, are estimated and recognized upon origination of the loan, based on expected credit losses for the life of the loan balance at September 30, 2023. Expected credit loss estimates are developed using both quantitative models and qualitative adjustments, and incorporates a macroeconomic forecast, as described within the 2022 Form 10-K. The current and forecasted economic conditions at the balance sheet date influenced our current estimate of expected credit losses, which reflects our expectations of the macroeconomic environment. We continue to experience a decrease in payment rates and an increase in delinquencies and net charge-offs during the nine months ended September 30, 2023. We expect net charge-offs to continue to increase. These conditions are reflected in our current estimate of expected credit losses, which remain generally consistent with the prior quarter. Our allowance for credit losses increased to $10.2 billion during the nine months ended September 30, 2023, primarily due to growth in loan receivables, partially offset by the reserve reduction associated with the adoption of ASU 2022-02. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies for additional information on our significant accounting policies related to our allowance for credit losses.

Delinquent and Non-accrual Loans
The following table provides information on our delinquent and non-accrual loans:

At September 30, 2023 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing
Credit cards	$2,159	$1,957	$4,116	$1,957	$—
Consumer installment loans	80	21	101	—	21
Commercial credit products	45	42	87	42	—
Total delinquent loans	$2,284	$2,020	$4,304	$1,999	$21
Percentage of total loan receivables	2.3%	2.1%	4.4%	2.0%	—%

At December 31, 2022 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing
Credit cards	$1,710	$1,516	$3,226	$1,516	$—
Consumer installment loans	61	14	75	—	14
Commercial credit products	44	32	76	32	—
Total delinquent loans	$1,815	$1,562	$3,377	$1,548	$14
Percentage of total loan receivables	2.0%	1.7%	3.7%	1.7%	—%
Consumer Installment Loans by Origination Year

	By origination year
At or for the nine months ended September 30, 2023 ($ in millions)	2023	2022	2021	2020	2019	Prior	Total
Amortized cost basis	$1,664	$1,034	$611	$357	$82	$36	$3,784
30-89 days delinquent	33	22	14	8	2	1	80
90 or more days delinquent	10	6	3	2	—	—	21
Current period gross charge-offs	29	66	32	15	4	2	148

	By origination year
At December 31, 2022 ($ in millions)	2022	2021	2020	2019	2018	Prior	Total
Amortized cost basis	$1,441	$868	$535	$135	$58	$19	$3,056
30-89 days delinquent	26	18	12	3	1	1	61
90 or more days delinquent	6	5	2	1	—	—	14
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
Three and nine months ended September 30, 2023
The Company adopted ASU 2022-02 as of January 1, 2023 on a modified retrospective basis through a cumulative adjustment to retained earnings. The new guidance is applicable for all loans modified to borrowers experiencing financial difficulties as of the beginning of 2023. The following table provides information on our loan modifications to borrowers experiencing financial difficulty during the period presented, which do not include loans that are classified as loan receivables held for sale:

	Three months ended September 30, 2023		Nine months ended September 30, 2023
($ in millions)	Amount	% of Loan Receivables	Amount	% of Loan Receivables
Long-term modifications
Credit cards	$412	0.4%	$1,134	1.2%
Consumer installment loans	—	—%	—	—%
Commercial credit products	1	0.1%	4	0.2%
Short-term modifications
Credit cards	163	0.2%	440	0.5%
Consumer installment loans	—	—%	—	—%
Commercial credit products	—	—%	—	—%
Total	$576	0.6%	$1,578	1.6%
Financial Effects of Loan Modifications to Borrowers Experiencing Financial Difficulty
As part of our loan modifications to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. For long-term modifications made in the three and nine months ended September 30, 2023, the financial effect of these modifications reduced the weighted-average interest rates by 97% for both periods, respectively. For short-term modifications made in the three and nine months ended September 30, 2023, unpaid balances of $10 million and $123 million, respectively, were forgiven.

Performance of Loans Modified to Borrowers Experiencing Financial Difficulty
The following table provides information on the performance of loans modified to borrowers experiencing financial difficulty which have been modified subsequent to January 1, 2023 and remain in a modification program at September 30, 2023:

	Amortized cost basis
At September 30, 2023 ($ in millions)	Current	30-89 days delinquent	90 or more days delinquent	Total past due(a)
Long-term modifications
Credit cards	$655	$150	$118	$268
Consumer installment loans	—	—	—	—
Commercial credit products	2	1	1	2
Short-term modifications
Credit cards	40	28	39	67
Consumer installment loans	—	—	—	—
Commercial credit products	—	—	—	—
Total delinquent modified loans	$697	$179	$158	$337
Percentage of total loan receivables	0.7%	0.2%	0.1%	0.3%
___________________
(a)    Once a loan has been modified, it only returns to current status (re-aged) after three consecutive monthly program payments are received post the modification date.
Payment Defaults
The following table presents the type, number and amount of loans to borrowers experiencing financial difficulty that enrolled in a long-term modification program between January 1, 2023 and September 30, 2023 and experienced a payment default and charged-off during the period presented:

	Three months ended September 30, 2023		Nine months ended September 30, 2023
($ in millions, accounts in thousands)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	31	$77	51	$122
Consumer installment loans	—	—	—	—
Commercial credit products	—	1	—	1
Total	31	$78	51	$123
Of the loans modified to borrowers experiencing financial difficulty that enrolled in a short-term modification program between January 1, 2023 and September 30, 2023, 50% have fully completed all required payments and successfully exited the program during the nine months ended September 30, 2023.

Three and nine months ended September 30, 2022
Troubled Debt Restructurings
Under our modified retrospective adoption of ASU 2022-02, the following information on loan modifications for periods prior to January 1, 2023 are presented in accordance with the applicable accounting standards in effect at that time. The following table provides information on our TDR loan modifications during the prior year period presented:

	Three months ended September 30,	Nine months ended September 30,
($ in millions)	2022	2022
Credit cards	$265	$681
Consumer installment loans	—	—
Commercial credit products	1	2
Total	$266	$683
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

At December 31, 2022 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$1,355	$(600)	$755	$1,206
Consumer installment loans	—	—	—	—
Commercial credit products	4	(2)	2	4
Total	$1,359	$(602)	$757	$1,210
Financial Effects of TDRs
The following table presents the types and financial effects of loans modified and accounted for as TDRs during the prior year period presented:

	Three months ended September 30,			Nine months ended September 30,
	2022			2022
($ in millions)	Interest income recognized during period when loans were modified	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were modified	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$9	$80	$1,218	$26	$234	$1,201
Consumer installment loans	—	—	—	—	—	—
Commercial credit products	—	1	4	—	1	3
Total	$9	$81	$1,222	$26	$235	$1,204

Payment Defaults
The following table presents the type, number and amount of loans accounted for as TDRs that enrolled in a modification program within the previous 12 months from September 30, 2022 and experienced a payment default and charged-off during the prior year period presented:

	Three months ended September 30,		Nine months ended September 30,
	2022		2022
($ in millions, accounts in thousands)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	25	$56	52	$116
Consumer installment loans	—	—	—	—
Commercial credit products	—	—	—	1
Total	25	$56	52	$117

Credit Quality Indicators
Our loan receivables portfolio includes both secured and unsecured loans. Secured loan receivables are largely comprised of consumer installment loans secured by equipment. Unsecured loan receivables are largely comprised of our open-ended consumer and commercial revolving credit card loans. As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, including delinquency information, as well as information from credit bureaus relating to the customer’s broader credit performance. We utilize VantageScore credit scores to assist in our assessment of credit quality. VantageScore credit scores are obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three credit score categories: (i) 651 or higher, which are considered the strongest credits; (ii) 591 to 650, considered moderate credit risk; and (iii) 590 or less, which are considered weaker credits. There are certain customer accounts for which a VantageScore score is not available where we use alternative sources to assess their credit and predict behavior. The following table provides the most recent VantageScore scores available for our customers at September 30, 2023, December 31, 2022 and September 30, 2022, respectively, as a percentage of each class of loan receivable. The table below excludes 0.3%, 0.4% and 0.4% of our total loan receivables balance at each of September 30, 2023, December 31, 2022 and September 30, 2022, respectively, which represents those customer accounts for which a VantageScore score is not available.

	September 30, 2023			December 31, 2022			September 30, 2022
	651 or	591 to	590 or	651 or	591 to	590 or	651 or	591 to	590 or
	higher	650	less	higher	650	less	higher	650	less
Credit cards	73%	19%	8%	74%	19%	7%	75%	18%	7%
Consumer installment loans	76%	17%	7%	77%	17%	6%	77%	17%	6%
Commercial credit products	86%	7%	7%	88%	6%	6%	90%	6%	4%
Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and by applying the same credit standards for all of our credit products. Unused credit card lines available to our customers totaled approximately $426 billion and $417 billion at September 30, 2023 and December 31, 2022, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.

Interest Income by Product
The following table provides additional information about our interest and fees on loans, including merchant discounts, from our loan receivables, including held for sale:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Credit cards(a)	$5,003	$4,153	$14,179	$12,009
Consumer installment loans	108	74	285	209
Commercial credit products	38	30	108	83
Other	2	1	7	4
Total(b)	$5,151	$4,258	$14,579	$12,305
_______________________
(a)Interest income on credit cards that was reversed related to accrued interest receivables written off was $422 million and $265 million for the three months ended September 30, 2023 and 2022, respectively, and $1.3 billion and $770 million for the nine months ended September 30, 2023 and 2022, respectively.
(b)Deferred merchant discounts to be recognized in interest income at September 30, 2023 and December 31, 2022, were $1.9 billion and $1.7 billion, respectively, which are included in Accrued expenses and other liabilities in our Condensed Consolidated Statement of Financial Position.
NOTE 5.    VARIABLE INTEREST ENTITIES
We use VIEs to securitize loan receivables and arrange asset-backed financing in the ordinary course of business. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE and we did not provide non-contractual support for previously transferred loan receivables to any of these VIEs in the three and nine months ended September 30, 2023 and 2022. Our VIEs are able to accept new loan receivables and arrange new asset-backed financings, consistent with the requirements and limitations on such activities placed on the VIE by existing investors. Once an account has been designated to a VIE, the contractual arrangements we have require all existing and future loan receivables originated under such account to be transferred to the VIE. The amount of loan receivables held by our VIEs in excess of the minimum amount required under the asset-backed financing arrangements with investors may be removed by us under removal of accounts provisions. All loan receivables held by a VIE are subject to claims of third-party investors.
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
The table below summarizes the assets and liabilities of our consolidated securitization VIEs described above:

($ in millions)	September 30, 2023	December 31, 2022
Assets
Loan receivables, net(a)	$17,610	$18,015
Other assets(b)	63	61
Total	$17,673	$18,076

Liabilities
Borrowings	$6,519	$6,227
Other liabilities	26	23
Total	$6,545	$6,250
_______________________
(a)    Includes $1.8 billion and $1.8 billion of related allowance for credit losses resulting in gross restricted loans of $19.4 billion and $19.8 billion at September 30, 2023 and December 31, 2022, respectively.
(b)    Includes $60 million and $56 million of segregated funds held by the VIEs at September 30, 2023 and December 31, 2022, respectively, which are classified as restricted cash and equivalents and included as a component of other assets in our Condensed Consolidated Statements of Financial Position.
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
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $1.0 billion and $896 million for the three months ended September 30, 2023 and 2022, respectively. Related expenses consisted primarily of provision for credit losses of $189 million and $23 million for the three months ended September 30, 2023 and 2022, respectively, and interest expense of $86 million and $54 million for the three months ended September 30, 2023 and 2022, respectively.
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $2.9 billion and $2.7 billion for the nine months ended September 30, 2023 and 2022, respectively. Related expenses consisted primarily of provision for credit losses of $553 million and $151 million for the nine months ended September 30, 2023 and 2022, respectively, and interest expense of $241 million and $127 million for the nine months ended September 30, 2023 and 2022, respectively. These amounts do not include intercompany transactions, principally fees and interest, which are eliminated in our condensed consolidated financial statements.

Non-consolidated VIEs
As part of our community reinvestment initiatives, we invest in affordable housing properties and receive affordable housing tax credits for these investments. These investments included in our Condensed Consolidated Statement of Financial Position totaled $721 million and $557 million at September 30, 2023 and December 31, 2022, respectively, and represents our total exposure for these entities. Additionally, we have other investments in non-consolidated VIEs which totaled $252 million and $230 million at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023, the Company also had investment commitments of $186 million related to these investments.
NOTE 6.    INTANGIBLE ASSETS

	September 30, 2023			December 31, 2022
($ in millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related	$1,751	$(1,204)	$547	$1,725	$(1,113)	$612
Capitalized software and other	1,876	(1,254)	622	1,721	(1,046)	675
Total	$3,627	$(2,458)	$1,169	$3,446	$(2,159)	$1,287
During the nine months ended September 30, 2023, we recorded additions to intangible assets subject to amortization of $182 million, primarily related to capitalized software expenditures, as well as customer-related intangible assets.
Customer-related intangible assets primarily relate to retail partner contract acquisitions and extensions, as well as purchased credit card relationships. During the nine months ended September 30, 2023 and 2022, we recorded additions to customer-related intangible assets subject to amortization of $26 million and $55 million, respectively, primarily related to payments made to acquire and extend certain retail partner relationships. These additions had a weighted average amortizable life of 7 years and 6 years for the nine months ended September 30, 2023 and 2022, respectively.
Amortization expense related to retail partner contracts was $28 million and $26 million for the three months ended September 30, 2023 and 2022, respectively, and $82 million and $86 million for the nine months ended September 30, 2023 and 2022, respectively, and is included as a component of marketing and business development expense in our Condensed Consolidated Statements of Earnings. All other amortization expense was $74 million and $64 million for the three months ended September 30, 2023 and 2022, respectively, and $217 million and $189 million for the nine months ended September 30, 2023 and 2022, respectively, and is included as a component of other expense in our Condensed Consolidated Statements of Earnings.

NOTE 7.    DEPOSITS

	September 30, 2023		December 31, 2022
($ in millions)	Amount	Average rate(a)	Amount	Average rate(a)
Interest-bearing deposits	$77,669	3.7%	$71,336	1.5%
Non-interest-bearing deposits	397	—	399	—
Total deposits	$78,066		$71,735
____________________
(a)Based on interest expense for the nine months ended September 30, 2023 and the year ended December 31, 2022 and average deposits balances.
At September 30, 2023 and December 31, 2022, interest-bearing deposits included $8.9 billion and $7.2 billion, respectively, of certificates of deposit that exceeded applicable FDIC insurance limits, which are generally $250,000 per depositor for each account ownership category.
At September 30, 2023, our interest-bearing time deposits maturing for the remainder of 2023 and over the next four years and thereafter were as follows:

($ in millions)	2023	2024	2025	2026	2027	Thereafter
Deposits	$6,087	$28,709	$4,683	$1,475	$2,546	$1,261
The above maturity table excludes $29.0 billion of demand deposits with no defined maturity, of which $27.2 billion are savings accounts. In addition, at September 30, 2023, we had $3.9 billion of broker network deposit sweeps procured through a program arranger who channels brokerage account deposits to us that are also excluded from the above maturity table. Unless extended, the contracts associated with these broker network deposit sweeps will terminate between 2025 and 2026.

NOTE 8.    BORROWINGS

	September 30, 2023				December 31, 2022
($ in millions)	Maturity date	Interest Rate	Weighted average interest rate	Outstanding Amount(a)(b)	Outstanding Amount(a)(b)
Borrowings of consolidated securitization entities:
Fixed securitized borrowings	2025 - 2026	3.37% - 5.54%	4.30%	$2,669	$2,377
Floating securitized borrowings	2024 - 2026	6.07% - 6.45%	6.20%	3,850	3,850
Total borrowings of consolidated securitization entities			5.42%	6,519	6,227

Senior unsecured notes:
Synchrony Financial senior unsecured notes:
Fixed senior unsecured notes	2024 - 2031	2.87% - 5.15%	4.22%	6,478	6,473

Synchrony Bank senior unsecured notes:
Fixed senior unsecured notes	2025 - 2027	5.40% - 5.63%	5.49%	1,493	1,491
Total senior unsecured notes			4.45%	7,971	7,964

Subordinated unsecured notes:
Synchrony Financial subordinated unsecured notes:
Fixed subordinated unsecured notes	2033	7.25%	7.25%	741	—
Total senior and subordinated unsecured notes			4.69%	8,712	7,964

Total borrowings				$15,231	$14,191
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
Debt Maturities
The following table summarizes the maturities of the principal amount of our borrowings of consolidated securitization entities and senior and subordinated unsecured notes for the remainder of 2023 and over the next four years and thereafter:

($ in millions)	2023	2024	2025	2026	2027	Thereafter
Borrowings	$—	$4,225	$5,300	$2,000	$1,600	$2,150
Third-Party Debt
2023 Issuance ($ in millions):

Issuance Date	Principal Amount	Maturity	Interest Rate
Fixed rate subordinated unsecured notes:
Synchrony Financial
February 2023	$750	February 2033	7.250%

Credit Facilities
As additional sources of liquidity, we have undrawn committed capacity under certain credit facilities, primarily related to our securitization programs.
At September 30, 2023, we had an aggregate of $2.5 billion of undrawn committed capacity under our securitization financings, subject to customary borrowing conditions, from private lenders under our securitization programs, and an aggregate of $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders.
NOTE 9.    FAIR VALUE MEASUREMENTS
For a description of how we estimate fair value, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies in our 2022 annual consolidated financial statements in our 2022 Form 10-K. The following tables present our assets and liabilities measured at fair value on a recurring basis.
Recurring Fair Value Measurements

At September 30, 2023 ($ in millions)	Level 1	Level 2	Level 3	Total(a)
Assets
Debt securities
U.S. government and federal agency	$—	$1,436	$—	$1,436
State and municipal	—	—	9	9
Residential mortgage-backed	—	354	—	354
Asset-backed	—	1,075	—	1,075
Other	—	—	8	8
Other(b)	13	—	9	22
Total	$13	$2,865	$26	$2,904

Liabilities
Other(c)	—	—	6	6
Total	$—	$—	$6	$6

At December 31, 2022 ($ in millions)
Assets
Debt securities
U.S. government and federal agency	$—	$3,864	$—	$3,864
State and municipal	—	—	10	10
Residential mortgage-backed	—	418	—	418
Asset-backed	—	580	—	580
Other	—	—	7	7
Other(b)	14	—	13	27
Total	$14	$4,862	$30	$4,906

Liabilities
Other(c)	—	—	$7	$7
Total	$—	$—	$7	$7
_______________________
(a)    For the nine months ended September 30, 2023 and 2022, there were no fair value measurements transferred between levels.
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
The changes in our Level 3 assets and liabilities that are measured on a recurring basis for the three and nine months ended September 30, 2023 and 2022, respectively, were not material.

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

	Carrying	Corresponding fair value amount
At September 30, 2023 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$15,643	$15,643	$15,643	$—	$—
Other assets(a)(b)	$157	$157	$157	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$87,688	$99,153	$—	$—	$99,153

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$78,066	$77,710	$—	$77,710	$—
Borrowings of consolidated securitization entities	$6,519	$6,454	$—	$2,605	$3,849
Senior and subordinated unsecured notes	$8,712	$8,014	$—	$8,014	$—

	Carrying	Corresponding fair value amount
At December 31, 2022 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$10,294	$10,294	$10,294	$—	$—
Other assets(a)(b)	$136	$136	$136	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$82,930	$94,339	$—	$—	$94,339

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$71,735	$70,685	$—	$70,685	$—
Borrowings of consolidated securitization entities	$6,227	$6,127	$—	$2,327	$3,800
Senior and subordinated unsecured notes	$7,964	$7,530	$—	$7,530	$—
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

Equity Securities Without Readily Determinable Fair Values

	Three months ended September 30,		Nine months ended September 30,
At or for the periods ended September 30 ($ in millions)	2023	2022	2023	2022
Carrying value(a)	$268	$246	$268	$246
Upward adjustments(b)	17	—	17	7
Downward adjustments(b)	(5)	(1)	(6)	(3)
_______________________
(a)    Carrying value reflects cumulative purchases and sales in addition to upward and downward carrying value changes, and at December 31, 2022 was $245 million.
(b)    Between January 1, 2018 and September 30, 2023, cumulative upward and downward carrying value adjustments were $205 million and $(14) million, respectively.
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
The Company elected to adopt the option provided by the interim final rule issued by joint federal bank regulatory agencies, which largely delayed the effects of CECL on its regulatory capital. Beginning in the first quarter of 2022, the effects are being phased-in over a three-year period through 2024 and will be fully phased-in beginning in the first quarter of 2025. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period included both the initial impact of our adoption of CECL at January 1, 2020 and 25% of subsequent changes in our allowance for credit losses during the two-year period ended December 31, 2021, collectively the “CECL regulatory capital transition adjustment”. Beginning in the first quarter of 2023 only 50% of the CECL regulatory capital transition adjustment is now deferred in our regulatory capital amounts and ratios, as compared to 75% at December 31, 2022.
At September 30, 2023 and December 31, 2022, Synchrony Financial met all applicable requirements to be deemed well-capitalized pursuant to Federal Reserve Board regulations. At September 30, 2023 and December 31, 2022, the Bank also met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. There are no conditions or events subsequent to September 30, 2023 that management believes have changed the Company's or the Bank’s capital category.

The actual capital amounts, ratios and the applicable required minimums of the Company and the Bank are as follows:
Synchrony Financial

At September 30, 2023 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)
Total risk-based capital	$14,964	15.3%	$7,839	8.0%
Tier 1 risk-based capital	$12,906	13.2%	$5,879	6.0%
Tier 1 leverage	$12,906	11.8%	$4,380	4.0%
Common equity Tier 1 Capital	$12,172	12.4%	$4,409	4.5%

At December 31, 2022 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)
Total risk-based capital	$13,713	15.0%	$7,328	8.0%
Tier 1 risk-based capital	$12,493	13.6%	$5,496	6.0%
Tier 1 leverage	$12,493	12.3%	$4,075	4.0%
Common equity Tier 1 Capital	$11,759	12.8%	$4,122	4.5%
Synchrony Bank

At September 30, 2023 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio
Total risk-based capital	$14,401	15.6%	$7,396	8.0%	$9,244	10.0%
Tier 1 risk-based capital	$12,408	13.4%	$5,547	6.0%	$7,396	8.0%
Tier 1 leverage	$12,408	12.1%	$4,108	4.0%	$5,136	5.0%
Common equity Tier I capital	$12,408	13.4%	$4,160	4.5%	$6,009	6.5%

At December 31, 2022 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio
Total risk-based capital	$13,313	15.6%	$6,838	8.0%	$8,547	10.0%
Tier 1 risk-based capital	$12,174	14.2%	$5,128	6.0%	$6,838	8.0%
Tier 1 leverage	$12,174	12.8%	$3,790	4.0%	$4,738	5.0%
Common equity Tier I capital	$12,174	14.2%	$3,846	4.5%	$5,556	6.5%
_______________________
(a)Capital ratios are calculated based on the Basel III Standardized Approach rules. Capital amounts and ratios at September 30, 2023 and at December 31, 2022 in the above tables reflect the applicable CECL regulatory capital transition adjustment.
(b)At September 30, 2023 and at December 31, 2022, Synchrony Financial and the Bank also must maintain a capital conservation buffer of common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 2.5 percentage points to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.
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
The following table presents the calculation of basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2023	2022	2023	2022
Net earnings	$628	$703	$1,798	$2,439
Preferred stock dividends	(10)	(11)	$(31)	$(32)
Net earnings available to common stockholders	$618	$692	$1,767	$2,407

Weighted average common shares outstanding, basic	416.0	468.5	424.3	$492.1
Effect of dilutive securities	2.4	2.2	2.2	$2.9
Weighted average common shares outstanding, dilutive	418.4	470.7	$426.5	$495.0

Earnings per basic common share	$1.49	$1.48	$4.16	$4.89
Earnings per diluted common share	$1.48	$1.47	$4.14	$4.86
We have issued certain stock-based awards under the Synchrony Financial 2014 Long-Term Incentive Plan. A total of 3 million shares and 5 million shares for the three months ended September 30, 2023 and 2022, respectively, and 5 million and 3 million shares for the nine months ended September 30, 2023 and 2022, respectively, related to these awards, were considered anti-dilutive and therefore were excluded from the computation of diluted earnings per common share.
NOTE 12.    INCOME TAXES
Unrecognized Tax Benefits

($ in millions)	September 30, 2023	December 31, 2022
Unrecognized tax benefits, excluding related interest expense and penalties(a)	$252	$267
Portion that, if recognized, would reduce tax expense and effective tax rate(b)	$199	$177
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
On November 2, 2018, a putative class action lawsuit, Retail Wholesale Department Store Union Local 338 Retirement Fund v. Synchrony Financial, et al., was filed in the U.S. District Court for the District of Connecticut, naming as defendants the Company and two of its officers. The lawsuit asserts violations of the Exchange Act for allegedly making materially misleading statements and/or omitting material information concerning the Company’s underwriting practices and private-label card business, and was filed on behalf of a putative class of persons who purchased or otherwise acquired the Company’s common stock between October 21, 2016 and November 1, 2018. The complaint seeks an award of unspecified compensatory damages, costs and expenses. On February 5, 2019, the court appointed Stichting Depositary APG Developed Markets Equity Pool as lead plaintiff for the putative class. On April 5, 2019, an amended complaint was filed, asserting a new claim for violations of the Securities Act in connection with statements in the offering materials for the Company’s December 1, 2017 note offering. The Securities Act claims are filed on behalf of persons who purchased or otherwise acquired Company bonds in or traceable to the December 1, 2017 note offering between December 1, 2017 and November 1, 2018. The amended complaint names as additional defendants two additional Company officers, the Company’s board of directors, and the underwriters of the December 1, 2017 note offering. The amended complaint is captioned Stichting Depositary APG Developed Markets Equity Pool and Stichting Depositary APG Fixed Income Credit Pool v. Synchrony Financial et al. On March 26, 2020, the District Court recaptioned the case In re Synchrony Financial Securities Litigation and on March 31, 2020, the District Court granted the defendants’ motion to dismiss the complaint with prejudice. On April 20, 2020, plaintiffs filed a notice to appeal the decision to the United States Court of Appeals for the Second Circuit. On February 16, 2021, the Court of Appeals affirmed the District Court’s dismissal of the Securities Act claims and all of the claims under the Exchange Act with the exception of a claim relating to a single statement on January 19, 2018 regarding whether Synchrony was receiving pushback on credit from its retail partners. On April 3, 2023, the parties executed a Stipulation and Agreement of Settlement, in which plaintiffs agreed to settle all remaining claims in the action in exchange for a payment of $34 million. The District Court preliminarily approved the settlement on April 12, 2023. On August 3, 2023, the District Court entered an order granting final approval to the settlement.
On January 28, 2019, a purported shareholder derivative action, Gilbert v. Keane, et al., was filed in the U.S. District Court for the District of Connecticut against the Company as a nominal defendant, and certain of the Company’s officers and directors. The lawsuit alleges breach of fiduciary duty claims based on the allegations raised by the plaintiff in the Stichting Depositary APG class action, unjust enrichment, waste of corporate assets, and that the defendants made materially misleading statements and/or omitted material information in violation of the Exchange Act. The complaint seeks a declaration that the defendants breached and/or aided and abetted the breach of their fiduciary duties to the Company, unspecified monetary damages with interest, restitution, a direction that the defendants take all necessary actions to reform and improve corporate governance and internal procedures, and attorneys’ and experts’ fees. On March 11, 2019, a second purported shareholder derivative action, Aldridge v. Keane, et al., was filed in the U.S. District Court for the District of Connecticut. The allegations in the Aldridge complaint are substantially similar to those in the Gilbert complaint. On March 26, 2020, the District Court recaptioned the Gilbert and Aldridge cases as In re Synchrony Financial Derivative Litigation. On August 11, 2023, the parties submitted a joint status report to the District Court indicating that the parties had reached a memorandum of understanding to settle the litigation, which is not expected to have a material financial impact on the Company.

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
The following table presents the approximate net interest income impacts forecasted over the next twelve months from an immediate and parallel change in interest rates affecting all interest rate sensitive assets and liabilities at September 30, 2023.

Basis Point Change	At September 30, 2023
($ in millions)
-100 basis points	$(230)
+100 basis points	$45
For a more detailed discussion of our exposure to market risk and our transition from the LIBOR benchmark rate, refer to “Management's Discussion and Analysis—Quantitative and Qualitative Disclosures about Market Risk” in our 2022 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), and based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

No change in internal control over financial reporting occurred during the fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding purchases of our common stock primarily related to our share repurchase program that were made by us or on our behalf during the three months ended September 30, 2023.

($ in millions, except per share data)	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Programs(c)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs(b)
July 1 - 31, 2023	—	$—	—	$1,000.0
August 1 - 31, 2023	4,486,322	33.45	4,484,910	850.0
September 1 - 30, 2023	5,034	30.67	—	850.0
Total	4,491,356	$33.44	4,484,910	$850.0
_______________________
(a)Includes 0 shares, 1,412 shares and 5034 shares withheld in July, August and September, respectively, to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying performance stock awards, restricted stock awards or upon the exercise of stock options.
(b)Amounts exclude commission costs.
(c)In April 2023 the Board of Directors approved an incremental share repurchase program of up to $1.0 billion, commencing this quarter through June 30, 2024.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(c)During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description
31(a)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
31(b)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
32*	Certification Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included as Exhibit 101)
______________________
*Filed electronically herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synchrony Financial
(Registrant)

October 24, 2023	/s/ Brian J. Wenzel Sr.
Date	Brian J. Wenzel Sr. Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)