Form 10-K
period 2023-12-31
Synchrony Financial
filed 2024-02-08
CIK 1601712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023 OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the outstanding common equity of the registrant held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $14,182,270,780,
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 2, 2024 was 406,843,602.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held June 11, 2024, is incorporated by reference into Part III to the extent described therein.

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

FORM 10-K CROSS REFERENCE INDEX
____________________________________________________________________________________________

Part I		Page(s)

Item 1.	Business	7 - 25, 81 - 86, 89-99

Item 1A.	Risk Factors	59 - 80, 99 - 105

Item 1B.	Unresolved Staff Comments	Not Applicable

Item 1C.	Cybersecurity	87 - 88

Item 2.	Properties	151

Item 3.	Legal Proceedings	149

Item 4.	Mine Safety Disclosures	Not Applicable

Part II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	152 - 153

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26 - 51, 54 - 58

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	52 - 53

Item 8.	Financial Statements and Supplementary Data	106 - 149

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	Not Applicable

Item 9A.	Controls and Procedures	150

Item 9B.	Other Information	154

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	Not Applicable

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	(a)

Item 11.	Executive Compensation	(b)

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	(c)

Item 13.	Certain Relationships and Related Transactions, and Director Independence	(d)

Item 14.	Principal Accounting Fees and Services	(e)

Part IV

Item 15.	Exhibits and Financial Statement Schedules	155 - 164

Item 16.	Form 10-K Summary	Not Applicable

Signatures		165 - 167
______________________
(a)Incorporated by reference to “Management”, “Election of Directors,” “Governance Principles,” “Code of Conduct” and “Committees of the Board of the Directors” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be held on June 11, 2024, which will be filed within 120 days of the end our fiscal year ended December 31, 2023 (the “2024 Proxy Statement”).
(b)Incorporated by reference to “Compensation Discussion and Analysis,” “2023 Executive Compensation,” “Management Development and Compensation Committee Report” and “Management Development and Compensation Committee Interlocks and Insider Participation” and “CEO Pay Ratio” in the 2024 Proxy Statement.
(c)Incorporated by reference to “Beneficial Ownership” and “Equity Compensation Plan Information” in the 2024 Proxy Statement.
(d)Incorporated by reference to “Related Person Transactions,” “Election of Directors” and “Committees of the Board of Directors” in the 2024 Proxy Statement.
(e)Incorporated by reference to “Independent Auditor” in the 2024 Proxy Statement.

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
We provide a range of credit products through programs we have established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which, in our business and in this report, we refer to as our “partners.” The terms of the programs all require cooperative efforts between us and our partners of varying natures and degrees to establish and operate the programs. Our use of the term “partners” to refer to these entities is not intended to, and does not, describe our legal relationship with them, imply that a legal partnership or other relationship exists between the parties or create any legal partnership or other relationship. Information with respect to partner “locations” in this report is given at December 31, 2023. “Open accounts” represents credit card or installment loan accounts that are not closed, blocked or more than 60 days delinquent.
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
Forward-looking statements are based on management’s current expectations and assumptions, and are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, actual results could differ materially from those indicated in these forward-looking statements. Factors that could cause actual results to differ materially include global political, economic, business, competitive, market, regulatory and other factors and risks, such as: the impact of macroeconomic conditions and whether industry trends we have identified develop as anticipated; retaining existing partners and attracting new partners, concentration of our revenue in a small number of partners, and promotion and support of our products by our partners; cyber-attacks or other security incidents or breaches; disruptions in the operations of our and our outsourced partners' computer systems and data centers; the financial performance of our partners; the CFPB’s proposed rule on credit card late fees if adopted as proposed; the sufficiency of our allowance for credit losses and the accuracy of the assumptions or estimates used in preparing our financial statements, including those related to the CECL accounting guidance; higher borrowing costs and adverse financial market conditions impacting our funding and liquidity, and any reduction in our credit ratings; our ability to grow our deposits in the future; damage to our reputation; our ability to securitize our loan receivables, occurrence of an early amortization of our securitization facilities, loss of the right to service or subservice our securitized loan receivables, and lower payment rates on our securitized loan receivables; changes in market interest rates and the impact of any margin compression; effectiveness of our risk management processes and procedures; reliance on models which may be inaccurate or misinterpreted; our ability to manage our credit risk; our ability to offset increases in our costs in retailer share arrangements; competition in the consumer finance industry; our concentration in the U.S. consumer credit market; our ability to successfully develop and commercialize new or enhanced products and services; our ability to realize the value of acquisitions, dispositions and strategic investments; reductions in interchange fees; fraudulent activity; failure of third-parties to provide various services that are important to our operations; international risks and compliance and regulatory risks and costs associated with international operations; alleged infringement of intellectual property rights of others and our ability to protect our intellectual property; litigation and regulatory actions; our ability to attract, retain and motivate key officers and employees; tax legislation initiatives or challenges to our tax positions and/or interpretations, and state sales tax rules and regulations; regulation, supervision, examination and enforcement of our business by governmental authorities, the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and other legislative and regulatory developments and the impact of the Consumer Financial Protection Bureau’s (the “CFPB”) regulation of our business, including new requirements and constraints that Synchrony and the Bank will become subject to as a result of having $100 billion or more in total assets; impact of capital adequacy rules and liquidity requirements; restrictions that limit our ability to pay dividends and repurchase our common stock, and restrictions that limit the Bank’s ability to pay dividends to us; regulations relating to privacy, information security and data protection; use of third-party vendors and ongoing third-party business relationships; and failure to comply with anti-money laundering and anti-terrorism financing laws.
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

OUR BUSINESS
Our Company
____________________________________________________________________________________________
We are a premier consumer financial services company delivering one of the industry's most complete, digitally-enabled product suites. Our experience, expertise and scale encompass a broad spectrum of industries, including digital, health and wellness, retail, telecommunications, home, auto, outdoor, pet and more. We have an established and diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” We connect our partners and consumers through our dynamic financial ecosystem and provide them with a diverse set of financing solutions and innovative digital capabilities to address their specific needs and deliver seamless, omnichannel experiences. We utilize a broad set of distribution channels, including mobile apps and websites, as well as online marketplaces and business management solutions like point-of-sale platforms. Our offerings include private label, dual, co-brand and general purpose credit cards, as well as short- and long-term installment loans and consumer banking products. During 2023, we financed $185.2 billion of purchase volume, and at December 31, 2023, we had $103.0 billion of loan receivables and 73.5 million active accounts.
Our business benefits from longstanding and collaborative relationships with our partners, including some of the nation’s leading retailers and manufacturers with well-known consumer brands, such as Lowe’s and Sam's Club and also leading digital partners, such as Amazon and PayPal. We believe our business model has been successful because it aligns our interests with those of our partners and provides substantial value to both our partners and our customers. Our partners promote our credit products because they generate increased sales and strengthen customer loyalty. Our customers benefit from instant access to credit, discounts, or other benefits such as cash back rewards, and promotional offers. We seek to differentiate ourselves through our deep industry expertise, our long history of consumer lending, our innovative digital capabilities and our diverse product suite. We have omni-channel (in-store, online and mobile) technology and marketing capabilities, which allow us to offer and deliver our credit products instantly to customers across multiple channels. We continue to invest in, and develop, our digital assets to ensure our partners are well positioned for the rapidly evolving environment. We have been able to demonstrate our digital capabilities by providing solutions that meet the needs of our partners and customers, with approximately 58% of our consumer revolving applications in 2023 processed through a digital channel.
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
We offer our credit products primarily through our wholly-owned subsidiary, the Bank. In addition, through the Bank, we offer, directly to retail, affinity relationships and commercial customers, a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”), including certificates of deposit, individual retirement accounts (“IRAs”), money market accounts, savings accounts and sweep and affinity deposits. We also take deposits at the Bank through third-party securities brokerage firms that offer our FDIC-insured deposit products to their customers. We have significantly expanded our online direct banking operations in recent years and our deposit base serves as a source of stable and diversified low cost funding for our credit activities. At December 31, 2023, we had $81.2 billion in deposits, which represented 84% of our total funding sources.

Our Sales Platforms
____________________________________________________________________________________________
We offer our credit products through five sales platforms: Home & Auto, Digital, Diversified & Value, Health & Wellness and Lifestyle.
Set forth below is a summary of certain information relating to our sales platforms:
Home & Auto
Our Home & Auto sales     platform provides comprehensive payments and financing solutions with integrated in-store and digital experiences through a broad network of partners and merchants providing home and automotive merchandise and services, as well as our Synchrony Car Care network and Synchrony HOME credit card offering. Home & Auto accounted for $5.3 billion, or 26%, of our total interest and fees on loans for the year ended December 31, 2023.
Home & Auto Partners
Our Home & Auto sales platform partners include a wide range of key retailers in the home improvement, furniture, bedding, flooring, appliance and electronics industry, such as Ashley HomeStores LTD, Floor & Decor, Lowe's, and Mattress Firm, as well as automotive merchandise and services, such as Chevron and Discount Tire. In addition, we also have program agreements with manufacturers, buying groups and industry associations, such as Generac, Nationwide Marketing Group and the Home Furnishings Association.
At December 31, 2023, the length of our relationship with each of our five largest partners was over 10 years, and in the case of Lowe's, 44 years.

2023 Partner Agreements:
New partnerships:	• Big Brand Tire & Service	• LG Air Conditioning
	• GreatWater 360 Auto Care	• Roto Rooter
• Installation Made Easy
Program extensions:	• CCA Global Partners	• Living Space
	• CertainPath	• LoveSac
	• Conn's	• Morris Furniture Company
	• Haverty's Furniture	• Rheem
	• Haynes	• York
• Horizon
Digital
Our Digital sales platform provides comprehensive payments and financing solutions with integrated digital experiences through partners and merchants who primarily engage with their consumers through digital channels. We enable our partners to deepen consumer engagement by embedding payments and financing solutions, delivering compelling value and rewards, and providing personalized offers within seamless experiences. We also work with our partners to extend digital relationships to in-person commerce. In addition to our partner products, we also offer a Synchrony-branded general purpose credit card. Digital accounted for $5.9 billion, or 30%, of our total interest and fees on loans for the year ended December 31, 2023.
Digital Partners
Our Digital sales platform includes key partners delivering digital payment solutions, such as PayPal, including our Venmo program, online marketplaces, such as Amazon and eBay, and digital-first brands and merchants, such as Verizon, the Qurate brands, and Fanatics.
The Digital sales platform has strong alignment with its partners through relationships that span decades, as well as through our more recent program launches with Verizon and Venmo. At December 31, 2023, the length of our relationship with each of our four largest partners was over 10 years, and in the case of PayPal, 19 years. The Digital sales platform has highly engaged customers and can continue to drive penetration and everyday use by expanding products, channels, and deeper user experience integrations.
Diversified & Value
Our Diversified & Value sales platform provides comprehensive payments and financing solutions with integrated in-store and digital experiences through large retail partners who deliver everyday value to consumers shopping for daily needs or important life moments. Diversified & Value accounted for $4.5 billion, or 23%, of our total interest and fees on loans for the year ended December 31, 2023.
Diversified & Value Partners
Our Diversified & Value sales platform is comprised of five large retail partners: Belk, Fleet Farm, JCPenney, Sam's Club and TJX Companies, Inc. Through strong partner alignment, competitive value propositions, and embedding our products in the digital experience, we can continue to drive penetration and everyday use.
At December 31, 2023, the length of our relationship with each of these five partners was over 10 years, and in the case of Sam’s Club, 30 years.

2023 Partner Agreements:
Program extensions:	• Belk

Health & Wellness
Our Health & Wellness sales platform provides comprehensive healthcare payments and financing solutions, through a network of providers and health systems, for those seeking health and wellness care for themselves, their families and their pets, and includes our CareCredit brand, as well as partners such as Walgreens. Health & Wellness accounted for $3.2 billion, or 16%, of our total interest and fees on loans for the year ended December 31, 2023.
We offer customers a CareCredit-branded private label credit card that may be used across our network of CareCredit providers and our CareCredit Dual Card offering, access to installment loans in select providers, our Walgreens private label and Dual Card, along with complementary products such as Pets Best pet insurance. In November 2023, we entered into an agreement for the sale of Pets Best for consideration comprising a combination of cash and an equity interest in Independence Pet Holdings, Inc. The transaction is expected to close in the first quarter of 2024.
Health & Wellness Partners
The vast majority of our partners are individual and small groups of independent healthcare providers, which includes networks of healthcare practitioners that provide planned medical, elective and other procedures that generally are not fully covered by insurance. The remainder are primarily national and regional healthcare providers, such as Aspen Dental and Mars Petcare and health-focused retailers, such as Rite Aid and Walgreens. In addition, we also have over 160 relationships with professional and other associations (including the American Dental Association and the American Veterinary Medical Association), manufacturers and buying groups, which endorse and promote our credit products to their members.

At December 31, 2023, we had a network of Health & Wellness providers and health-focused retailers that collectively have over 270,000 locations. Excluding our program agreement with Walgreens, no single Health & Wellness partner accounted for more than 0.5% of our total interest and fees on loans for the year ended December 31, 2023. Accounts originated in dental practices accounted for 52% of Health & Wellness interest and fees on loans for the year ended December 31, 2023.
We believe our ability to attract new partners is aided by being able to provide partners access to our existing CareCredit accountholder base. During 2023 over 210,000 locations either processed a CareCredit application or made a sale on a CareCredit credit card, and our CareCredit provider locator averaged over 2.1 million views per month during the year ended December 31, 2023.

2023 Partner Agreements:
New partnerships:	• Albertsons Companies	• Marquee Dental Partners
	• AmeriVet Veterinary Partners	• O'Brien Vet Group
	• Destination Pet	• Sonova
	• Hand & Stone	• Specialty 1 Partners
	• Heart and Paw	• Valley Veterinary
Extensions:	• American Dental Association	• The Good Feet Store
	• Academy of General Dentistry	• NVA
	• The Aspen Group	• PetVet Care Centers

Lifestyle
Lifestyle provides comprehensive payments and financing solutions with integrated in-store and digital experiences through partners and merchants who offer merchandise in power sports, outdoor power equipment, and other industries such as sporting goods, apparel, jewelry and music. We create customized credit programs for national and regional retailers, manufacturers, and industry associations. Credit extended in this platform, other than for our apparel and sporting goods retail partners, is primarily promotional financing. With our large retail partners, we continue to drive penetration and everyday use through strong partner alignment, competitive value propositions, and embedding our products in the digital experience. Lifestyle accounted for $1.0 billion, or 5%, of our total interest and fees on loans for the year ended December 31, 2023.
Lifestyle Partners
Our Lifestyle sales platform partners include a wide range of key retailers in the apparel, specialty retail, outdoor, music and luxury industry, such as American Eagle, Dick's Sporting Goods, Guitar Center, Kawasaki, Pandora, Polaris, Suzuki and Sweetwater.
At December 31, 2023, the length of our relationship with each of our five largest partners was over 10 years, and in the case of American Eagle, 27 years.

2023 Partner Agreements:
New partnerships:	• J.Crew
Program extensions:	• Club Champion	• Robbins Brothers
	• Handi Quilter	• The Alliance of Independent Music Merchants
	• JTV	• The Container Store
	• Park West Gallery	• Vanderhall Motorworks
• Piaggio
Corp, Other
Corp, Other includes activity and balances related to certain program agreements with retail partners and merchants that will not be renewed beyond their current expiration date and certain programs that were previously terminated, which are not managed within the five sales platforms discussed above. Prior year activity in Corp, Other primarily includes amounts associated with the Gap Inc. and BP portfolios, which were both sold in the second quarter of 2022. Corp, Other also includes amounts related to changes in the fair value of equity investments and realized gains or losses associated with the sale of investments.
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

The types of promotional financing we offer includes deferred interest (interest accrues during a promotional period and becomes payable if the full purchase amount is not paid off during the promotional period), no interest (no interest on a promotional purchase) and reduced interest (interest is assessed monthly at a promotional interest rate during the promotional period). As a result, during the promotional period we do not generate interest income or generate it at a lower rate, although we continue to generate fee income relating to late fees on required minimum payments. For these promotional financing offerings, we generally partner with sellers of “big-ticket” products or services or large basket transactions (generally priced from $500 to $25,000+) to consumers where our financing products and industry expertise provide strong incremental value to our partners and their customers. In addition to our revolving products, we also offer secured installment loans for certain large purchases, primarily for power sports and outdoor power equipment, and also offer unsecured installment loans primarily in our Health and Wellness sales platform and through our other installment products, such as our Synchrony Pay in 4 product for short-term loans. We also promote our programs to sellers through direct marketing activities such as industry trade publications, trade shows and sales efforts by dedicated internal and external sales teams, leveraging our existing partner network or through endorsements through manufacturers and industry associations. Our broad array of point-of-sale technologies and quick enrollment process allow us to quickly and effectively integrate new partners and providers.
Our five largest programs based upon interest and fees on loans for the year ended December 31, 2023, were Amazon, JCPenney, Lowe’s, PayPal and Sam’s Club. These programs accounted in aggregate for 55% of our total interest and fees on loans for the year ended December 31, 2023, and 51% of loan receivables at December 31, 2023. Our programs with Lowe's, PayPal, which includes our Venmo program, and Sam's Club, each accounted for more than 10% of our total interest and fees on loans for the year ended December 31, 2023. The length of our relationship with each of our five largest partners is over 16 years, and in the case of Lowe's, 44 years. The current expiration dates for program agreements with our five largest partners range from 2026 through 2033.
Other income related to our program agreements primarily consists of interchange fees earned when our Dual Card or general purpose co-branded cards are used outside of our partners’ sales channels and fees paid to us by customers who purchase our Payment Security product, less costs incurred related to partner loyalty programs. In our Health & Wellness sales platform, Other income also includes commission fees earned by Pets Best.
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

Synchrony-Branded Networks
Our Synchrony-branded networks are focused on specific industries, where we create either company-branded or company and partner-branded private label credit cards that are usable across all participating locations within the industry-specific network. For example, our Synchrony Car Care network, comprised of merchants selling automotive parts, repair services and tires, covers over one million locations across the United States, and cards issued may be dual branded with Synchrony Car Care and partners such as Chevron, Citgo, Napa, P66, Pep Boys or Summit Racing. Under the terms of these networks, we establish merchant discounts applicable to each financing offer. In addition, we also earn interchange fees through credit card transactions outside of the program network. The Synchrony Car Care network allows for expanded use outside of the program network at certain related merchants, such as gas stations. Similarly, the Synchrony HOME credit card is accepted at participating home-related partner locations nationwide. See Healthcare Provider Agreements for a discussion of our CareCredit branded network.
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
Our customer engagement is driven by our Growth organization, which encompasses Synchrony’s marketing, data analytics, customer experience, product development, incubation, branding, go-to-market and commercialization teams in one cohesive group. This organizational structure helps Synchrony drive continued growth, execute its strategy more quickly and deliver the right capabilities to partners and customers through one of the industry’s most complete, digitally-enabled consumer financing and payments product suite.
Marketing and Data Analytics
Our marketing teams have expertise and experience in omnichannel strategy and planning and understand the best opportunities to reach and engage consumers with tailored and personalized strategies for our diverse product suite, including engaging with our existing over 73 million active accounts. These teams drive qualified traffic, attract new customers and increase sales conversions. These capabilities also help to increase product usage and drive value proposition reinforcement. Our partners leverage our teams' expertise in financial services marketing for both business to business and business to consumers, to complement their brand promotions.
After a customer obtains one of our products, our marketing programs encourage ongoing card usage by communicating the benefits of our products’ value propositions to deepen the relationship with the customer. Examples of such programs include promotional financing offers, cardholder events, product and partner discounts, product upgrades, dollar-off certificates, account holder sales, reward points and offers, new product announcements and previews, and other specific partner value offerings. These programs are executed through our partners’ and our own (direct-to-consumer) distribution channels. These activities targeted to existing customers have yielded high levels of re-use of our credit products. For example, during the year ended December 31, 2023, approximately 60% of purchase volume across our CareCredit network, resulted from repeat use at one or more providers.
We also maximize our unique access to data and customer touchpoints to identify audiences for credit acquisition and utilization, and to analyze behaviors that drive insights to fuel creative content and contextually relevant placements both on our digital properties as well as through a network of publishers and platforms.
Our analytics teams, utilizing a set of analytics tools and machine learning algorithms, help us expand and optimize customer relationships through the building of targeting tools and the deployment of detailed test-and-learn tracking of omnichannel marketing campaigns.
Product Development
We are focused on continuing to scale our multi-product offerings to our customers and partners. Our Products team oversees the development and delivery of new products and capabilities to enhance consumers' shopping journey and to anticipate the evolving needs of both consumers and retailers, while providing scalability of products across our sales platforms. This encompasses investing in a dedicated innovation team, who collaborate with our partners and prospective partners, to seek competitive advantage in the marketplace and provide opportunities for business growth.

Our product suite includes Synchrony’s Pay Later solution, which was offered at an expanded number of partners during 2023. The Synchrony Pay Later solution can come in the form of a pay monthly product, as well as a pay in 4 product that charges no interest and fees, and requires the consumer to make four equal payments to pay off their purchase. Both of these products enhance our ability to execute our multi-product strategy – looking to identify the best product for the customer and our partners.
Digital and Mobile Capabilities
We also remain focused on investing in our digital and mobile capabilities, bringing to market new features, channels and experiences for our customers and enhancing our existing digital design and user experience. In 2023, approximately 58% of our consumers applied online and approximately 75% of our consumers with an outstanding balance on our credit products utilized a digital service channel, demonstrating the continued shift in consumer trends towards digital experiences.
Our approach continues to be focused on creating an exceptional digital experience through all aspects of the customer's journey, whether in-store or online. For example, by leveraging our tokenization platform, we are able to offer the ability to display single-use virtual cards within our installment products, such as our Synchrony Pay in 4 product, allowing for a seamless in-store experience that does not require any integration work from our partners. With our Pay with Synchrony app available within the Clover point-of-sale platform, we are able to offer an entirely digital experience to apply for a new card or installment loan, and complete the transaction all within the Clover experience. These digital capabilities offer a range of choices to our partners both in the products available to offer to customers, and in the flexibility provided by the ease of which these can be integrated.
In 2023 we also launched a website consolidation effort to create a more unified set of digital properties. The new property also includes an improved marketplace, where consumers can shop a broad set of Synchrony partner brands, login to service their accounts, and find credit card offers from Synchrony.
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

Our Credit Products
____________________________________________________________________________________________
Through our sales platforms, we offer three principal types of credit products: credit cards, commercial credit products and consumer installment loans. We also offer our Payment Security program, which is a debt cancellation product.
The following table sets forth each credit product by type and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at December 31, 2023.

		Promotional Offer
Credit Product	Standard Terms Only	Deferred Interest	Other Promotional	Total
Credit cards	59.5%	19.3%	15.4%	94.2%
Commercial credit products	1.7	—	0.1	1.8
Consumer installment loans	—	0.2	3.7	3.9
Other	0.1	—	—	0.1
Total	61.3%	19.5%	19.2%	100.0%

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
Substantially all of our private label credit card business is in the United States.
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
Dual Cards and general purpose co-branded credit cards are offered across all of our sales platforms and credit is typically extended on standard terms only. At December 31, 2023, we offered either Dual Cards or general purpose co-branded credit cards through over 15 of our large partners, of which the majority are Dual Cards, as well as our CareCredit Dual Card. We intend to continue to increase the number of partner programs that offer Dual Cards or general purpose co-branded credit cards and seek to increase the portion of our loan receivables attributable to these products. Consumer Dual Cards and Co-branded cards totaled 26% of our total loan receivables portfolio at December 31, 2023.
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
Typically, each customer with an outstanding debit balance on their credit card account must make a minimum payment each month. A customer may pay the total amount due at any time without penalty. We also may enter into arrangements with delinquent customers to extend or otherwise change payment schedules and to waive interest charges and/or fees.
Commercial Credit Products
We offer private label cards and Dual Cards for commercial customers that are similar to our consumer offerings. We also offer a commercial pay-in-full accounts receivable product to a wide range of business customers.
Installment Loans
We originate secured installment loans to consumers (and a limited number of commercial customers) in the United States, primarily for power products in our Outdoor market (motorcycles, ATVs and lawn and garden). We also offer unsecured installment loans primarily in our Health and Wellness sales platform and through our various other installment products, such as our Synchrony Pay Later solutions, including pay monthly and pay in 4 products, for short-term loans. Installment loans are closed-end credit accounts where the customer pays down the outstanding balance in installments. The terms of our installment loans are governed by customer agreements and applicable laws and regulations.
Installment loans, other than our Synchrony Pay Later pay in 4 product are generally assessed periodic finance charges using fixed interest rates. In addition to periodic finance charges, we may impose other charges and fees on loan accounts, including late fees where a customer has not made the required payment by the required due date and returned payment fees.

Payment Security Program
We offer our Payment Security program, which is a debt cancellation product, to our credit card customers via online, mobile and, on a limited basis, direct mail. Customers who choose to purchase this product are charged a monthly fee based on their ending balance on each billing statement. In return, the Bank will cancel all or a portion of a customer’s credit card balance in the event of certain qualifying life events.

Consumer Banking
__________________________________________________________________________________________
Through the Bank, we offer our customers a range of FDIC-insured deposit products. The Bank obtains deposits directly from retail, affinity relationships and commercial customers ("direct deposits") or through third-party brokerage firms that offer our FDIC-insured deposit products to their customers ("brokered deposits"). At December 31, 2023, we had $81.2 billion in deposits, $67.0 billion of which were direct deposits and $14.2 billion of which were brokered deposits. At December 31, 2023, deposits represented 84% of our total funding sources. Retail customers accounted for the substantial majority of our direct deposits at December 31, 2023. During 2023, retail deposits were received from approximately 628,000 customers that had a total of approximately 1.3 million accounts. The Bank had a 86% retention rate on certificates of deposit balances up for renewal for the year ended December 31, 2023. FDIC insurance is provided for our deposit products up to applicable limits.
We continue to focus on expanding our online direct banking operations and our deposit base serves as a source of stable and diversified low-cost funding for our credit activities. Our online platform is highly scalable allowing us to expand without having to rely on a traditional “brick and mortar” branch network. We believe we are well-positioned to continue to benefit from the consumer preference for direct banking. According to the 2023 American Bankers Association survey, approximately 78% of customers primarily use direct channels (internet, mail, phone and mobile) to manage their bank accounts.

During 2023 we continued to make investments in our servicing and digital platforms to expand features available for self-service and improve the user experience. Our deposit products include certificates of deposit, IRAs, money market accounts and savings accounts. We market our deposit products through multiple channels including digital and print. Customers can apply for, fund, and service their deposit accounts online, mobile or via phone. We have dedicated banking representatives within our call centers to service deposit accounts. Fiserv, Inc. (“Fiserv”) provides the core banking platform for our online retail deposits including a customer-facing account opening and servicing platform. In addition, the Bank offers a PayPal-branded affinity deposit product through PayPal's mobile application and website.
To attract new deposits and retain existing ones, we may introduce new deposit products, enhancements to our existing products, and deliver new capabilities. This may include the introduction of transactional capabilities, additional digital servicing options, person-to-person payment features, new affinity relationships, and Synchrony-branded debit cards. Our focus on deposit-taking and related branding efforts will also enable us to offer other branded direct banking products more efficiently in the future.
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
Credit Risk Management
____________________________________________________________________________________________
Credit risk management is a critical component of our management and growth strategy. Credit risk refers to the risk of loss arising from customer default when customers are unable or unwilling to meet their financial obligations to us. Our credit risk arising from credit products is generally highly diversified across approximately 122 million open accounts at December 31, 2023, without significant individual exposures. We manage credit risk primarily according to customer segments and product types.

We have developed proprietary credit tools which we call Synchrony PRISM. Through Synchrony PRISM we leverage a broad spectrum of data to yield powerful, proprietary insights to enable a more holistic view of our applications and customers.
Customer Account Acquisition
We have developed programs to promote credit with each of our partners and apply a consistent underwriting approach using our Synchrony PRISM tools that have varying results across our client portfolios based on the underlying credit characteristics of their customer base and applicant pool. We originate credit accounts through several different channels, including in-store, mail, internet, mobile, telephone and pre-approved solicitations. In addition, we have, and may in the future, acquire accounts that were originated by third parties in connection with establishing programs with new partners.
Regardless of the channel, in making the initial credit approval decision to open a credit card or other account or otherwise grant credit, we follow a series of credit and fraud underwriting procedures. In most cases, when applications are made in-store or digitally, the process is fully automated and applicants are notified of our credit decision immediately. We obtain certain information provided by the applicant, leverage historical performance on other Synchrony accounts, where applicable, as well as partner data on the consumer, and obtain a credit bureau report from one of the major credit bureaus. The credit report information we obtain is electronically transmitted into industry scoring models and our proprietary scoring models developed to assess credit worthiness. The credit risk management team determines in advance the qualifying credit worthiness and initial credit line assignments for applicants for each portfolio and product type. We periodically analyze performance trends of accounts originated at different score levels as compared to projected performance and adjustments to the minimum credit worthiness or the opening credit limit to manage credit risk are made as necessary.
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

Customer Account Management
We regularly assess the credit risk exposure of our customer accounts. This ongoing assessment includes information relating to the customer’s performance with respect to their account with us, as well as information from credit bureaus relating to the customer’s broader credit performance. To monitor and control the quality of our loan portfolio (including the portion of the portfolio originated by third parties), we use behavioral scoring models that we have developed to score each active account on its monthly cycle date. Proprietary risk models, together with the credit scores obtained on each active account no less than quarterly, are an integral part of our credit decision-making process. Depending on the duration of the customer’s account, usage, risk profile and other performance metrics, the account may be subject to a range of account actions, including limits on transaction authorization and increases or decreases in purchase and cash credit limits as applicable.
Credit Authorizations of Individual Transactions
Once an account is opened, subsequent transactions by customers with revolving cards (via physical purchase terminals or online methods) are subject to our credit authorization system. Each potential sales transaction is passed through our authorization system, which considers a variety of behavior and risk factors to determine whether the transaction should be approved or declined, and whether a credit limit adjustment is warranted.
Fraud Investigation
We provide follow up and research with respect to different types of fraud such as fraud rings, new account fraud and transactional fraud. We have developed proprietary fraud models to identify new account fraud and deployed tools that help identify transaction purchase behavior outside a customer’s established pattern. Our proprietary models are also complemented by externally sourced models and tools used across the industry to better identify fraud and protect our customers. We also are continuously implementing new and improved fraud and authentication technologies to prevent, detect and mitigate fraud.
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

During the year ended December 31, 2023, we handled over 274 million inquiries. We attempt to resolve customer inquiries and concerns during the initial customer interaction. Given the nature of our business and the high volume of calls, we maintain several centers of excellence to ensure the quality of our customer service across all of our sites. Examples of these centers of excellence include back office, quality assurance, customer experience, training, workforce and capacity planning, surveillance and process control.
Production Services
____________________________________________________________________________________________
Our service delivery solutions organization oversees a number of services, including:
•personalization, fulfillment and delivery (mailing) of credit cards (more than 35 million cards in 2023);
•printing and mailing and eService delivery of credit card billing statements (more than 765 million paper and electronic statements in 2023);
•printing and delivery via mail or electronically of letter communications (more than 125 million in 2023); and
•payment processing (more than 710 million paper and electronic payments in 2023).
We utilize third-party providers for certain production services. Credit card statement printing, card personalization, letter production and mailing services are provided through outsourced services with Fiserv. Fiserv also produces our cards, statements and other mailings for deposit customers. We also utilize a third-party provider for our paper payment processing services. While these services are outsourced, we monitor and maintain oversight of these activities. Our digital channels also allow for our cardholders to receive statements and make payments electronically. We continue to encourage adoption of this option through regular communication with our customers.
Technology
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
For a discussion of data security related to our business see “Risks - Cybersecurity” of this Form 10-K Report.

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
Human Capital
____________________________________________________________________________________________
At Synchrony, people power our business, and our success depends, in large part, on our ability to recruit, develop, motivate and retain employees with the skills to execute our long-term strategy. Over the past few years we transformed how we work, how we support our people and how we connect and engage, with a focus on being nimble and agile. We have also changed our overall approach to getting work done by adopting a “hub” model that will enable employees across all roles and levels to work from home when they want (or full-time) and visit a hub — e.g. a co-working space, Synchrony office, university space or other gathering spots — when they need to meet face-to-face. Physical hubs are now also used as cultural and innovation centers by hosting events, collaboration days, town halls, agile sprints, networking and other important business activities, allowing us to retain the human, personal connection of a traditional workplace while providing employees greater flexibility.
At Synchrony, we are so proud of the many new benefits and programs that we have created for our employees. But we believe we are never done. This is why we will continue to listen to our employees and adapt to their needs. Through ongoing, multichannel communications such as all-employee town halls where questions are submitted to our CEO and other senior leaders or through more targeted pulse surveys of our employee base, their feedback is included in our decision-making process. Synchrony partners with Great Place to Work® to conduct an annual employee engagement survey as well as smaller pulse surveys on a periodic basis. The results help us better understand what our employees think we’re doing right and identify areas for positive change. In 2023, 90% of Synchrony employees participated in our employee engagement survey globally and 95% of the participants responded, “Taking all things into account, I would say this is a great place to work”. In addition, 95% of participants told us the new way of working is providing the flexibility they need.
At December 31, 2023 we had over 20,000 full-time employees. At December 31, 2023, our global workforce was 61% female, 38% male and less than 1% non-binary, other or that did not list gender. In the United States, ethnicity of our workforce was 50% White, 19% Black, 17% Hispanic, 7% Asian, 4% two or more races, 1% Native American, less than 1% Native Hawaiian or Pacific Islander and 2% that did not list ethnicity.
Equity, diversity and inclusion are core to our corporate culture at Synchrony. We have over 11,500 employees participating in at least one of our eight Diversity Networks and have integrated diversity and inclusion into our long-term business strategy. To drive progress over the long term, we treat equity, diversity and inclusion as important business priorities, with (i) board-approved governance rules, imperatives, and accountability mechanisms to measure results and (ii) an annual incentive program that incorporates factors aligned with our enterprise goals surrounding inclusion and equity. We also have a senior-level committee led by our President and Chief Executive Officer, Chief Diversity Officer, and others, charged with developing an enterprise-wide strategy, using data to monitor progress, and providing reports to our board and employees across all areas of the business. We focus on hiring the most qualified candidate for each role and take thoughtful and deliberate actions to foster an authentic and impactful approach to diversity. We use data analytics to identify opportunities in our hiring and promotion processes and establish areas of focus on an annual basis. As a result, we continue to focus on the hiring, development, and progression of underrepresented minorities, with an emphasis on Black, Hispanic, Native and female talent. Among other actions, we have implemented a diverse candidate slate requirement for senior roles, and have a dedicated leadership development program designed to prepare diverse employees for advancement opportunities.
At Synchrony, we are focused on supporting and responding to employees' needs. We increased the minimum wage to $21 per hour for all hourly employees in the U.S. effective March 1, 2024, and conduct regular market pay analyses. We continue to provide total wellness benefits for all employees including generous time off and leave programs, diverse well-being coaches, financial counselors and fitness reimbursements. We also offer emergency backup childcare benefits for up to 60 days which includes enhanced childcare reimbursement where employees can use any caregiver.

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

Competition
____________________________________________________________________________________________
Our industry continues to be highly competitive. We compete for relationships with partners in connection with retaining existing or establishing new consumer credit programs. Our primary competitors for partners include major financial institutions such as American Express, Bread Financial, Capital One, JPMorgan Chase, Citibank, TD Bank and Wells Fargo, and to a lesser extent, financial technology companies, point-of-sale lending focused companies and potential partners’ own in-house financing capabilities. We compete for partners on the basis of a number of factors, including program financial and other terms, technological capabilities, underwriting capabilities, marketing expertise, service levels, product and service offerings (including incentive and loyalty programs), and integration, brand and reputation. In addition, some of our competitors for partners have a business model that allows for their partners to manage underwriting (e.g., new account approval), customer service and collections, and other core banking responsibilities that we retain.
We also compete for customer usage of our credit products. Consumer credit provided, and credit card payments made, using our cards constitute only a small percentage of overall consumer credit provided and credit card payments in the United States. Consumers have numerous financing and payment options available to them. As a form of payment, our products compete with cash, checks, debit cards, general purpose credit cards (Visa, MasterCard, American Express and Discover Card), various forms of consumer installment loans, other private-label card brands, and, to a certain extent, prepaid cards and all forms of electronic payment. In the future, we expect our products may face increased competitive pressure to the extent that our products are not, or do not continue to be, accepted in, or compatible with digital wallet technologies such as Apple Pay, Samsung Pay, Android Pay and other similar technologies. We may also face increased competition from current competitors or others who introduce or embrace disruptive technology that significantly changes the consumer credit and payment industry. We compete for customers and their usage of our products, and to minimize transfers to competitors of our customers’ outstanding balances, based on a number of factors, including pricing (interest rates and fees), product offerings, credit limits, incentives (including loyalty programs) and customer service. Some of our competitors provide a broader selection of services, including home and automobile loans and other consumer banking services, which may position them better among customers who prefer to use a single financial institution to meet all of their financial needs. In addition, some of our competitors are substantially larger than we are, may have substantially greater resources than we do or may offer a broader range of products and services than we do. Moreover, some of our competitors, including new and emerging competitors in the digital and mobile payments space, are not subject to the same regulatory requirements or legislative scrutiny to which we are subject. Non-bank providers of pay-over-time solutions, such as Affirm, Afterpay, Klarna and others, extend consumer credit-like offerings but do not face the same restrictions, such as capital requirements and other regulatory requirements, as banks which also could place us at a competitive disadvantage. In addition, some larger technology focused companies, e.g., Apple and Google, and larger retailers, e.g., Walmart and Target, are now offering financial products sometimes in collaboration with our competitors.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. For a discussion and analysis of our financial condition and results of operations comparing 2022 vs. 2021, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 (our “2022 Form 10-K”). The discussion below contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations. See “Cautionary Note Regarding Forward-Looking Statements.”
Results of Operations for the Three Years Ended December 31, 2023
____________________________________________________________________________________________
Key Earnings Metrics

Net earnings $ in millions	Net interest income $ in millions

Net interest margin % of average interest-earning assets	Efficiency ratio “Other expense” as a % of “NII, after RSA” plus “Other income”

Growth Metrics

Purchase volume $ in billions	Loan receivables $ in billions

Average active accounts in millions	Interest and fees on loans $ in millions

Asset Quality Metrics

30+ days past due % of period-end loan receivables	Net charge-offs % of average loan receivables including held for sale

90+ days past due % of period-end loan receivables	Allowance for credit losses % of period-end loan receivables
Capital and Liquidity

Capital ratios(a) Common equity Tier 1 - Basel III	Liquidity Liquid assets and undrawn credit facilities $ in billions
_____________________
(a)Prior period amounts have been recast to reflect the change in presentation. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements for additional information.

Highlights for the Year Ended December 31, 2023
Below are highlights of our performance for the year ended December 31, 2023 compared to the year ended December 31, 2022, as applicable, except as otherwise noted.
•Net earnings decreased 25.8% to $2.2 billion for the year ended December 31, 2023, primarily driven by increases in provision for credit losses and higher interest expense, partially offset by higher interest income and lower retailer share arrangements.
•Loan receivables increased 11.4% to $103.0 billion at December 31, 2023 compared to December 31, 2022, driven by lower customer payment rates and purchase volume growth.
•Net interest income increased 8.8% to $17.0 billion for the year ended December 31, 2023. Interest and fees on loans increased 17.9%, primarily driven by growth in average loan receivables and higher benchmark rates. Interest expense increased 144.0%, due to higher benchmark rates and higher funding liabilities.
•Retailer share arrangements decreased 15.5% to $3.7 billion for the year ended December 31, 2023, primarily due to higher net charge-offs as well as the impact of portfolios sold in the second quarter of 2022, partially offset by higher net interest income.
•Over-30 day loan delinquencies as a percentage of period-end loan receivables increased 109 basis points to 4.74% at December 31, 2023 from 3.65% at December 31, 2022. The net charge-off rate increased 187 basis points to 4.87% for the year ended December 31, 2023.
•Provision for credit losses increased by $2.6 billion to $6.0 billion, for the year ended December 31, 2023, primarily driven by higher net charge-offs and a higher reserve build in the current year. The increase in reserves for credit losses was $1.3 billion for the year ended December 31, 2023 primarily driven by growth in loan receivables. Our allowance coverage ratio (allowance for credit losses as a percentage of period-end loan receivables) decreased to 10.26% at December 31, 2023, as compared to 10.30% at December 31, 2022.
•Other expense increased by $421 million, or 9.7%, for the year ended December 31, 2023, primarily driven by increases in both employee and information processing costs, as well as higher operational losses.
•At December 31, 2023, deposits represented 84% of our total funding sources. Total deposits increased 13.1% to $81.2 billion at December 31, 2023, compared to December 31, 2022.
•During the year ended December 31, 2023, we declared and paid cash dividends on our Series A 5.625% non-cumulative preferred stock of $56.24 per share, or $42 million.
•During the year ended December 31, 2023, we repurchased $1.1 billion of our outstanding common stock, and declared and paid cash dividends of $0.96 per common share, or $406 million. In April 2023, we announced that our Board approved an incremental share repurchase authorization of $1.0 billion through June 2024 and increased our quarterly dividend to $0.25 per common share commencing in the third quarter of 2023. At December 31, 2023, we had a total share repurchase authorization of $600 million remaining. For more information, see “Capital—Dividend and Share Repurchases.”
•In November 2023, we entered into an agreement for the sale of Pets Best for consideration comprising a combination of cash and an equity interest in Independence Pet Holdings, Inc. The transaction is expected to close in the first quarter of 2024, subject to regulatory approval and other customary closing conditions, and is estimated to result in the recognition of a gain on sale, net of tax, of approximately $750 million. The gain amount to be recognized is subject to change based upon the carrying amount of net assets of Pets Best and the final valuation of consideration to be received at closing.

•In January 2024, we announced our agreement to acquire Ally Financial Inc.'s point of sale financing business, Ally Lending. The assets of Ally Lending at December 31, 2023 included approximately $2.2 billion of loan receivables. The transaction is expected to close in the first quarter of 2024, subject to the completion of customary closing conditions.
2023 Partner Agreements

During the year ended December 31, 2023, we continued to expand and diversify our portfolios with the addition or renewal of more than 60 partners, which included the following:

Home & Auto:
New partnerships:	• Big Brand Tire & Service	• LG Air Conditioning
	• GreatWater 360 Auto Care	• Roto Rooter
• Installation Made Easy
Program extensions:	• CCA Global Partners	• Living Spaces
	• CertainPath	• LoveSac
	• Conn's	• Morris Furniture Company
	• Haverty's Furniture	• Rheem
	• Haynes	• York
• Horizon

Diversified & Value:
Program extensions:	• Belk

Health & Wellness:
New partnerships:	• Albertsons Companies	• Marquee Dental Partners
	• AmeriVet Veterinary Partners	• O'Brien Vet Group
	• Destination Pet	• Sonova
	• Hand & Stone	• Specialty 1 Partners
	• Heart and Paw	• Valley Veterinary
Extensions:	• American Dental Association	• The Good Feet Store
	• Academy of General Dentistry	• NVA
	• The Aspen Group	• PetVet Care Centers

Lifestyle:
New partnerships:	• J.Crew
Program extensions:	• Club Champion	• Robbins Brothers
	• Handi Quilter	• The Alliance of Independent Music Merchants
	• JTV	• The Container Store
	• Park West Gallery	• Vanderhall Motorworks
• Piaggio

Summary Earnings
The following table sets forth our results of operations for the periods indicated.

	Years ended December 31,
($ in millions)	2023	2022	2021
Interest income	$20,710	$17,146	$15,271
Interest expense	3,711	1,521	1,032
Net interest income	16,999	15,625	14,239
Retailer share arrangements	(3,661)	(4,331)	(4,528)
Provision for credit losses	5,965	3,375	726
Net interest income, after retailer share arrangements and provision for credit losses	7,373	7,919	8,985
Other income	289	380	481
Other expense	4,758	4,337	3,963
Earnings before provision for income taxes	2,904	3,962	5,503
Provision for income taxes	666	946	1,282
Net earnings	$2,238	$3,016	$4,221
Net earnings available to common stockholders	$2,196	$2,974	$4,179

Other Financial and Statistical Data
The following table sets forth certain other financial and statistical data for the periods indicated.

At and for the years ended December 31 ($ in millions)	2023	2022	2021
Financial Position Data (Average):
Loan receivables, including held for sale	$94,832	$84,672	$78,928
Total assets	$109,819	$98,152	$94,114
Deposits	$75,889	$66,006	$61,302
Borrowings	$14,918	$13,783	$14,421
Total equity	$13,669	$13,372	$13,723
Selected Performance Metrics:
Purchase volume(1)(2)	$185,178	$180,187	$165,854
Home & Auto	$47,410	$47,288	$42,848
Digital	$55,051	$51,394	$44,701
Diversified & Value	$61,227	$56,666	$46,998
Health & Wellness	$15,565	$13,569	$11,715
Lifestyle	$5,922	$5,498	$5,319
Corp, Other	$3	$5,772	$14,273
Average active accounts (in thousands)(2)(3)	70,337	68,627	67,334
Net interest margin(4)	15.15%	15.63%	14.74%
Net charge-offs	$4,620	$2,536	$2,304
Net charge-offs as a % of average loan receivables, including held for sale	4.87%	3.00%	2.92%
Allowance coverage ratio(5)	10.26%	10.30%	10.76%
Return on assets(6)	2.0%	3.1%	4.5%
Return on equity(7)	16.4%	22.6%	30.8%
Equity to assets(8)	12.45%	13.62%	14.58%
Other expense as a % of average loan receivables, including held for sale	5.02%	5.12%	5.02%
Efficiency ratio(9)	34.9%	37.2%	38.9%
Effective income tax rate	22.9%	23.9%	23.3%
Selected Period End Data:
Loan receivables	$102,988	$92,470	$80,740
Allowance for credit losses	$10,571	$9,527	$8,688
30+ days past due as a % of period-end loan receivables(10)	4.74%	3.65%	2.62%
90+ days past due as a % of period-end loan receivables(10)	2.28%	1.69%	1.17%
Total active accounts (in thousands)(2)(3)	73,484	70,763	72,420
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

	2023			2022			2021
Years ended December 31 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$13,272	$678	5.11%	$10,215	$194	1.90%	$11,673	$15	0.13%
Securities available for sale	4,077	130	3.19%	5,108	71	1.39%	5,975	28	0.47%
Loan receivables, including held for sale(3):
Credit cards	89,383	19,341	21.64%	80,119	16,471	20.56%	75,052	14,880	19.83%
Consumer installment loans	3,501	401	11.45%	2,834	287	10.13%	2,460	241	9.80%
Commercial credit products	1,826	150	8.21%	1,642	117	7.13%	1,359	103	7.58%
Other	122	10	8.20%	77	6	7.79%	57	4	7.02%
Total loan receivables, including held for sale	94,832	19,902	20.99%	84,672	16,881	19.94%	78,928	15,228	19.29%
Total interest-earning assets	112,181	20,710	18.46%	99,995	17,146	17.15%	96,576	15,271	15.81%
Non-interest-earning assets:
Cash and due from banks	962			1,472			1,597
Allowance for credit losses	(9,726)			(8,844)			(9,402)
Other assets	6,402			5,529			5,343
Total non-interest-earning assets	(2,362)			(1,843)			(2,462)
Total assets	$109,819			$98,152			$94,114
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$75,487	$2,952	3.91%	$65,624	$1,008	1.54%	$60,953	$566	0.93%
Borrowings of consolidated securitization entities	6,274	340	5.42%	6,468	196	3.03%	7,248	169	2.33%
Senior and subordinated unsecured notes	8,644	419	4.85%	7,315	317	4.33%	7,173	297	4.14%
Total interest-bearing liabilities	90,405	3,711	4.10%	79,407	1,521	1.92%	75,374	1,032	1.37%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	402			382			349
Other liabilities	5,343			4,991			4,668
Total non-interest-bearing liabilities	5,745			5,373			5,017
Total liabilities	96,150			84,780			80,391
Equity
Total equity	13,669			13,372			13,723
Total liabilities and equity	$109,819			$98,152			$94,114
Interest rate spread(4)			14.36%			15.23%			14.44%
Net interest income		$16,999			$15,625			$14,239
Net interest margin(5)			15.15%			15.63%			14.74%
____________________
(1)Average yields/rates are based on total interest income/expense over average balances.
(2)Includes average restricted cash balances of $279 million, $558 million and $459 million for the years ended December 31, 2023, 2022 and 2021, respectively.

(3)Interest income on loan receivables includes fees on loans, which primarily consist of late fees on our credit products, of $2.7 billion, $2.7 billion and $2.3 billion for the years ended December 31, 2023, 2022 and 2021, respectively.
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

	2023 vs. 2022			2022 vs. 2021
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
($ in millions)	Average Volume	Average Yield / Rate	Net Change	Average Volume	Average Yield / Rate	Net Change
Interest-earning assets:
Interest-earning cash and equivalents	$73	$411	$484	$(2)	$181	$179
Securities available for sale	(17)	76	59	(5)	48	43
Loan receivables, including held for sale:
Credit cards	1,974	896	2,870	1,030	561	1,591
Consumer installment loans	73	41	114	38	8	46
Commercial credit products	14	19	33	20	(6)	14
Other	4	—	4	2	—	2
Total loan receivables, including held for sale	2,065	956	3,021	1,090	563	1,653
Change in interest income from total interest-earning assets	$2,121	$1,443	$3,564	$1,083	$792	$1,875

Interest-bearing liabilities:
Interest-bearing deposit accounts	$173	$1,771	$1,944	$46	$396	$442
Borrowings of consolidated securitization entities	(6)	150	144	(20)	47	27
Senior and subordinated unsecured notes	62	40	102	6	14	20
Change in interest expense from total interest-bearing liabilities	229	1,961	2,190	32	457	489
Total change in net interest income	$1,892	$(518)	$1,374	$1,051	$335	$1,386

Business Trends and Conditions
We believe our business and results of operations will be impacted in the future by various trends and conditions, including the following:
•CFPB final rule on credit card late fees. In February 2023, the CFPB issued a notice of proposed rulemaking which, if adopted as proposed, would amend regulations to lower the safe harbor dollar amount for credit card late payment fees from the current $30 (adjusted to $41 for each subsequent late payment within the next six billing cycles) to $8 and to cap late fees at 25% of the minimum payment due. The proposed rule, if adopted and not successfully challenged through litigation, would result in a significant reduction of credit card late fees assessed by credit card issuers who utilize the safe harbor, including Synchrony. For the year ended December 31, 2023, interest income on loan receivables included fees on loans of $2.7 billion, which primarily consist of late fees on our credit products, net of reversals. To the extent that a final rule is issued with a compliance deadline in 2024, and if any legal challenges to the rule are unsuccessful, we would expect this to significantly reduce our interest income on loan receivables in 2024. While we cannot provide any assurance as to the precise timing and content of a final rule or the outcome of any litigation challenging the rule, we have identified a number of strategies that we have begun to implement or will look to implement to mitigate the effects of a significant reduction in our late fee income. In addition, the combined net effects of a rule issuance and our mitigating strategies would result in a decrease in payments to partners pursuant to our retailer share arrangements. While we believe that the alternate strategies we have identified would mitigate a decline in late fee income over time, we do expect the final rule, once effective, to have an adverse effect on our results of operations in 2024. The magnitude of the effects in 2024 from the final rule will be dependent upon the timing of issuance and content of the final rule, the outcome of any legal challenges to the rule and our ability to successfully implement the mitigating strategies we have identified. For a discussion of risks related to a CFPB final late fee rule, please see “—Risk Factors Relating to our Business—The CFPB’s proposed rule on credit card late fees, if adopted, could materially adversely affect our business and results of operations.”
•Growth in loan receivables and interest income. During 2023 we experienced purchase volume growth that reflected the continued strength of the consumer. Purchase volume for the year ended December 31, 2023 increased 2.8%. In addition, customer payments as a percentage of beginning-of-period loan receivables remain elevated compared to historical averages. However, we have continued to experience moderation in payment rates during 2023 that, in addition to the purchase volume growth discussed above, have contributed to increases in both loan receivables and interest income for the year ended December 31, 2023. We expect interest income and loan receivables to increase in 2024, primarily reflecting both the continued moderation of customer payment behavior and the impact of higher benchmark interest rates, as well as from purchase volume growth. The amount of the increases, however, will be dependent on various factors. These factors include the timing and extent of continued payment rate moderation and changes in benchmark interest rates. In addition, on January 19, 2024 we announced our agreement to acquire Ally Lending, whose assets at December 31, 2023 included approximately $2.2 billion of loan receivables. We expect to close this transaction, subject to customary closing conditions, in the first quarter of 2024. See above for potential additional impacts from the CFPB final rule on credit card late fees.
•Asset quality. As a result of the continued moderation of customer payment behavior, our delinquencies and net charge-offs have increased in 2023 compared to the prior year. Our over-30 day loan delinquencies as a percentage of period-end loan receivables increased to 4.74% at December 31, 2023 from 3.65% at December 31, 2022. Our net charge-off rate for the year ended December 31, 2023 increased by 187 basis points to 4.87%. We anticipate that the effects of moderating customer payment behavior will continue to impact our credit metrics in 2024, most notably in an increase in net charge-offs as they continue to trend towards our target underwriting range of 5.5%-6.0%. We have also experienced increases to both our allowance for credit losses and provision for credit losses during the year ended December 31, 2023 primarily attributable to the higher net charge-offs and growth in our loan receivables. Our allowance coverage ratio at December 31, 2023 was 10.26%. We anticipate that our allowance for credit losses and provision for credit losses in 2024 will be higher than the current year period primarily due to the anticipated increase in net charge-offs and growth in loan receivables.

•Funding costs. During 2023 benchmark interest rates increased significantly and our average funding liabilities have also increased to support the growth in our loan receivables. As a result, interest expense for the year ended December 31, 2023 increased by $2.2 billion or 144.0%, compared to the prior year, and our cost of funds increased by 218 basis points to 4.10%. While we expect there to be some benchmark interest rate cuts in 2024, we expect interest expense and our cost of funds to continue to increase, reflecting both the continuing impact of higher benchmark rates as our fixed rate funding reprices, as well as growth in our funding liabilities to support the expected growth in loan receivables. The amount of the increases however will be dependent on further benchmark rate changes, competition for our deposit product offerings and the extent of the growth in our loan receivables.
•Retailer share arrangement payments under our program agreements. Retailer share arrangements decreased 15.5% to $3.7 billion for the year ended December 31, 2023, primarily reflecting the impact of higher net charge-offs and the impact of portfolios sold in the second quarter of 2022, partially offset by higher net interest income. We believe that the payments we make to our partners under our retailer share arrangements, in the aggregate, in 2024 are likely to remain flat compared to the year ended December 31, 2023, primarily as a result of the impact of the expected credit trends discussed above offset by growth of the programs for which we have retailer share arrangements. The expected trend in retailer share arrangements will be dependent in part on the precise timing and extent of the anticipated credit trends discussed above. See Management’s Discussion and Analysis—Retailer Share Arrangements for additional information on these agreements. See above for potential additional impacts from the CFPB final rule on credit card late fees.
•Extended duration of our credit card program agreements. Our credit card program agreements typically have contract terms ranging from approximately five to ten years, and the length of our relationship with each of our five largest partners is over 16 years, and in the case of Lowe's, 44 years. We expect to continue to benefit from these and our other programs on a long-term basis.
The current expiration dates of our program agreements with our five largest partners range from 2026 through 2033. In addition, a total of 18 of our 25 largest program agreements have an expiration date in 2026 or beyond. These program agreements represented, in the aggregate, 94% of our interest and fees on loans for the year ended December 31, 2023 and 92% of our loan receivables at December 31, 2023 attributable to our 25 largest programs.
•Growth in interchange revenues and loyalty program costs. We believe that as a result of the overall growth in Dual Card and general purpose co-branded credit card transactions occurring outside of our credit card partners’ locations, interchange revenues will continue to increase. The expected growth in these transactions is driven, in part, by both existing and new loyalty programs with our credit card partners. In addition, we continue to offer and add new loyalty programs for our private label credit cards, for which we typically do not receive interchange fees. The growth in these existing and new loyalty programs will result in an increase in costs associated with these programs. For the year ended December 31, 2023, our loyalty program costs were partially offset by our interchange revenues, although the increase in loyalty program costs exceeded the increase in interchange revenues. Overall, we expect these trends for our loyalty program costs and interchange revenues to continue in 2024. These changes have been contemplated in our program agreements with our partners and are a component of the calculation of our payments due under our retailer share arrangements.

•Capital and liquidity levels. We continue to expect to maintain sufficient capital and liquidity resources to support our daily operations, our business growth, and our credit ratings as well as regulatory and compliance requirements in a cost effective and prudent manner through expected and unexpected market environments. During the year ended December 31, 2023, we declared and paid common stock dividends of $406 million and repurchased $1.1 billion of our outstanding common stock. We plan to continue to deploy capital through both dividends and share repurchases, subject to regulatory restrictions, as well as to support business growth. At December 31, 2023 we had $600 million remaining in share repurchase authorization. We continue to expect to maintain capital ratios well in excess of minimum regulatory requirements. At December 31, 2023, the Company had a Basel III common equity Tier 1 ratio of 12.2%, which reflects our election to defer the impact of CECL on our regulatory capital and the current year phase-in of 25% of the impact. The effects of CECL are being phased-in over a three-year transitional period through December 31, 2024 and will be fully phased-in beginning in the first quarter of 2025. As a result of the third year of the phase-in, our common equity Tier 1 ratio will be reduced by approximately 50 additional basis points in 2024. In addition, in the first quarter of 2024, we expect to close both the sale of Pets Best and the acquisition of Ally Lending. The net impact of these transactions to our regulatory capital will result in an increase to our common equity Tier 1 ratio.
We expect that our liquidity portfolio will continue to be sufficient to support all of our business objectives and to meet all regulatory requirements for the foreseeable future. At December 31, 2023 our liquid assets were $16.8 billion, an increase of 18% compared to the prior year, primarily as a result of deposit growth, and retention of excess cash flows from operations, partially offset by loan receivables growth and share repurchase activity.
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
•credit performance and accrual status of our loans, including reversals of interest and fees; and
•yield earned on our liquidity portfolio.
Interest income increased by $3.6 billion, or 20.8%, for the year ended December 31, 2023, primarily driven by the increase in interest and fees on loans of 17.9%. The increase in interest and fees on loans were primarily driven by growth in average loan receivables and higher benchmark rates, partially offset by the impact of portfolios sold in the second quarter of 2022.
Average interest-earning assets

Years ended December 31 ($ in millions)	2023	2022
Loan receivables, including held for sale	$94,832	$84,672
Liquidity portfolio and other	17,349	15,323
Total average interest-earning assets	$112,181	$99,995
Average loan receivables, including held for sale, increased 12.0% for the year ended December 31, 2023, primarily driven by moderation in customer payment rates and growth in purchase volume growth, partially offset by the impacts from portfolios sold in the second quarter of 2022. Purchase volume increased 2.8% for the year ended December 31, 2023.

Yield on average interest-earning assets
The yield on average interest-earning assets increased for the year ended December 31, 2023 primarily due to increases in the yield on average loan receivables. The increase in average loan receivables yield was 105 basis points to 20.99% for the year ended December 31, 2023.
Interest Expense
Interest expense is incurred on our interest-bearing liabilities, which consists of interest-bearing deposit accounts, borrowings of consolidated securitization entities and senior and subordinated unsecured notes.
Key drivers of interest expense include:
•the amounts outstanding of our deposits and borrowings;
•the interest rate environment and its effect on interest rates paid on our funding sources; and
•the changing mix in our funding sources.
Interest expense increased by $2.2 billion, or 144.0%, for the year ended December 31, 2023, primarily attributed to higher benchmark interest rates and higher funding liabilities. Our cost of funds increased to 4.10% for the year ended December 31, 2023 compared to 1.92% for the year ended December 31, 2022.
Average interest-bearing liabilities

Years ended December 31 ($ in millions)	2023	2022
Interest-bearing deposit accounts	$75,487	$65,624
Borrowings of consolidated securitization entities	6,274	6,468
Senior and subordinated unsecured notes	8,644	7,315
Total average interest-bearing liabilities	$90,405	$79,407
Net Interest Income
Net interest income represents the difference between interest income and interest expense.
Net interest income increased by $1.4 billion, or 8.8%, for the year ended December 31, 2023, resulting from the changes in interest income and interest expense discussed above.

Retailer Share Arrangements
Most of our program agreements with large retail and certain other partners contain retailer share arrangements that provide for payments to our partners if the economic performance of the program exceeds a contractually defined threshold. We also provide other economic benefits to our partners such as royalties on purchase volume or payments for new accounts, in some cases instead of retailer share arrangements (for example, on our co-branded credit cards). All of these arrangements are designed to align our interests and provide an additional incentive to our partners to promote our credit products. Although the retailer share arrangements vary by partner, these arrangements are generally structured to measure the economic performance of the program, based typically on agreed upon program revenues (including interest income and certain other income) less agreed upon program expenses (including interest expense, provision for credit losses, retailer payments and operating expenses), and share portions of this amount above a negotiated threshold. The threshold and economic performance of a program that are used to calculate payments to our partners may be based on, among other things, agreed upon measures of program expenses rather than our actual expenses, and therefore increases in our actual expenses (such as funding costs, higher provision for credit losses or operating expenses) may not necessarily result in reduced payments under our retailer share arrangements. These arrangements are typically designed to permit us to achieve an economic return before we are required to make payments to our partners based on the agreed contractually defined threshold. Our payments to partners pursuant to these retailer share arrangements are dependent upon the growth and performance, including credit trends, of the programs in which we have retailer share arrangements, as well as changes to the terms of certain program agreements that have been renegotiated in the past few years. See above in Business Trends and Conditions, for a discussion of our expected trends in retailer share arrangements for 2024.
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
Retailer share arrangements decreased by $670 million, or 15.5%, for the year ended December 31, 2023, primarily due to higher net charge-offs and the impact of portfolios sold in the second quarter of 2022, partially offset by higher net interest income.
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
Provision for credit losses increased by $2.6 billion to $6.0 billion, for the year ended December 31, 2023, primarily driven by higher net charge-offs and a higher reserve build in the current year. The increase in reserves for credit losses of $1.3 billion was primarily driven by growth in loan receivables, as compared to the prior year increase of $839 million.
Other Income

Years ended December 31 ($ in millions)	2023	2022
Interchange revenue	$1,031	$982
Protection product revenue	510	387
Loyalty programs	(1,370)	(1,257)
Other	118	268
Total other income	$289	$380

Interchange revenue
We earn interchange fees on Dual Card and other co-branded credit card transactions outside of our partners’ sales channels, generally based on a flat fee plus a percentage of the purchase amount. Interchange revenue has been, and is expected to continue to be, driven primarily by growth in our Dual Card and general purpose co-branded credit card products.
Interchange revenue increased by $49 million, or 5.0%, for the year ended December 31, 2023, driven by an increase in purchase volume outside of our retail partners' sales channels, partially offset by the impacts of portfolios sold in the second quarter of 2022.
Protection product revenue
We offer our Payment Security program, which is a debt cancellation product, to our credit card customers via online, mobile and, on a limited basis, direct mail. For customers who choose to purchase these products, we earn a monthly fee based on their account balance. In return, we will cancel all or a portion of a customer’s credit card balance in the event of certain qualifying life events.
Protection product revenue increased by $123 million, or 31.8%, for the year ended December 31, 2023, primarily as a result of increases in customer enrollment and higher average balances on enrolled accounts.
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
Loyalty programs cost increased by $113 million, or 9.0%, for the year ended December 31, 2023, primarily as a result of growth in purchase volume associated with existing loyalty programs.
Other
Other includes a variety of items including ancillary fees, commission fees related to Pets Best, changes in the fair value of equity investments and realized gains or losses associated with the sale of investments, loan receivables or other assets.
Other decreased by $150 million, or 56.0%, for the year ended December 31, 2023 primarily due to the recognition in the prior year of the gain on sale of $120 million from portfolio sales in the second quarter of 2022.
Other Expense

Years ended December 31 ($ in millions)	2023	2022
Employee costs	$1,884	$1,681
Professional fees	842	832
Marketing and business development	527	487
Information processing	712	623
Other	793	714
Total other expense	$4,758	$4,337

Employee costs
Employee costs primarily consist of employee compensation and benefit costs.

Employee costs increased by $203 million, or 12.1%, for the year ended December 31, 2023, primarily attributable to an increase in headcount driven by business growth, higher benefit costs and $43 million of restructuring costs related to a voluntary early retirement program.
Professional fees
Professional fees consist primarily of outsourced provider fees (e.g., collection agencies and call centers), legal, accounting, consulting, and recruiting expenses.
Professional fees increased by $10 million, or 1.2%, for the year ended December 31, 2023, primarily due to increased technology investments.
Marketing and business development
Marketing and business development costs consist primarily of our contractual and discretionary marketing and business development spend, as well as amortization expense associated with contract costs related to our retail partner agreements.
Marketing and business development increased by $40 million, or 8.2%, for the year ended December 31, 2023, due to higher marketing investments in the current year to support business growth.
Information processing
Information processing costs primarily consist of fees related to outsourced information processing providers, credit card associations and software licensing agreements, as well as amortization of capitalized software expenditures.
Information processing costs increased by $89 million, or 14.3%, for the year ended December 31, 2023, primarily driven by increased technology investments and purchase volume growth.
Other
Other primarily consists of postage, fraud-related operational losses, litigation and regulatory matters expense and various other corporate overhead items such as facilities' costs and telephone charges. Postage is driven primarily by the number of our active accounts and the percentage of customers that utilize our electronic billing option. Fraud-related operational losses are driven primarily by the number of our active Dual Card and general purpose co-branded credit card accounts.
The “other” component increased by $79 million, or 11.1%, for the year ended December 31, 2023, primarily due to higher operational losses, partially offset by lower charitable contributions.
Provision for Income Taxes

Years ended December 31 ($ in millions)	2023	2022
Effective tax rate	22.9%	23.9%
Provision for income taxes	$666	$946
The effective tax rate for the year ended December 31, 2023, decreased compared to the prior year primarily due to the impact of higher research and development credits and low income housing tax credits recorded in the current year. The impact of all effective tax rate drivers is larger in the current year due to a decline of pre-tax income. The effective tax rate differs from the U.S. federal statutory tax rate primarily due to state income taxes.
Platform Analysis
As discussed above under “Our Business—Our Sales Platforms,” we offer our credit products through five sales platforms (Home & Auto, Digital, Diversified & Value, Health & Wellness and Lifestyle), which management measures based on their revenue-generating activities. The following is a discussion of certain supplemental information for the years ended December 31, 2023 and 2022, for each of our five sales platforms and Corp, Other.

Home & Auto

Years ended December 31 ($ in millions)	2023	2022
Purchase volume	$47,410	$47,288
Period-end loan receivables	$31,969	$29,978
Average loan receivables, including held for sale	$30,722	$27,835
Average active accounts (in thousands)	18,967	18,080

Interest and fees on loans	$5,270	$4,670
Other income	$106	$87
Home & Auto interest and fees on loans increased by $600 million, or 12.8%, for the year ended December 31, 2023, primarily driven by growth in average loan receivables of 10.4% and higher benchmark rates. The growth in average loan receivables reflected the impact of lower customer payment rates and average active account growth of 4.9%. Purchase volume was flat, as growth in commercial, Home Specialty and Auto were offset by lower retail traffic in Furniture and Electronics and the impact of lower gas and lumber prices.
Other income increased by $19 million, or 21.8%, for the year ended December 31, 2023 primarily driven by higher payment protection revenue.
Digital

Years ended December 31 ($ in millions)	2023	2022
Purchase volume	$55,051	$51,394
Period-end loan receivables	$28,925	$25,522
Average loan receivables, including held for sale	$26,005	$22,185
Average active accounts (in thousands)	20,793	19,421

Interest and fees on loans	$5,894	$4,599
Other income	$(14)	$(61)
Digital interest and fees on loans increased by $1.3 billion, or 28.2%, for the year ended December 31, 2023, primarily driven by growth in average loan receivables of 17.2%, higher benchmark rates and the maturation of newer programs. The growth in average loan receivables reflected lower customer payment rates, purchase volume growth of 7.1%, and average active account growth of 7.1%.
Other income increased by $47 million for the year ended December 31, 2023, primarily driven by increases in interchange and protection product revenue, partially offset by higher program loyalty costs associated with the increases in purchase volume.
Diversified & Value

Years ended December 31 ($ in millions)	2023	2022
Purchase volume	$61,227	$56,666
Period-end loan receivables	$20,666	$18,617
Average loan receivables, including held for sale	$18,414	$16,042
Average active accounts (in thousands)	20,738	19,594

Interest and fees on loans	$4,533	$3,610
Other income	$(93)	$(105)
Diversified & Value interest and fees on loans increased by $923 million, or 25.6%, for the year ended December 31, 2023, primarily driven by growth in average loan receivables of 14.8%, and higher benchmark rates. The growth in average loan receivables reflected lower customer payment rates and purchase volume growth of 8.0%, reflecting higher out-of-partner spend, strong retailer performance and average active account growth of 5.8%.

Other income increased by $12 million for the year ended December 31, 2023 primarily driven by higher interchange and protection product revenue, partially offset by higher program loyalty costs associated with the increase in purchase volume.
Health & Wellness

Years ended December 31 ($ in millions)	2023	2022
Purchase volume	$15,565	$13,569
Period-end loan receivables	$14,521	$12,179
Average loan receivables, including held for sale	$13,261	$10,975
Average active accounts (in thousands)	7,169	6,326

Interest and fees on loans	$3,231	$2,710
Other income	$271	$217
Health & Wellness interest and fees on loans increased by $521 million, or 19.2%. for the year ended December 31, 2023, primarily driven by growth in average loan receivables of 20.8%. The growth in average loan receivables reflected continued higher promotional purchase volume and lower customer payment rates. Purchase volume increased 14.7%, and average active accounts increased 13.3%, reflecting broad-based growth led by Dental, Pet and Cosmetic.
Other income increased by $54 million for the year ended December 31, 2023, primarily due to higher protection product revenue.
Lifestyle

Years ended December 31 ($ in millions)	2023	2022
Purchase volume	$5,922	$5,498
Period-end loan receivables	$6,744	$5,970
Average loan receivables, including held for sale	$6,246	$5,552
Average active accounts (in thousands)	2,587	2,559

Interest and fees on loans	$959	$814
Other income	$29	$28
Lifestyle interest and fees on loans increased by $145 million, or 17.8%, for the year ended December 31, 2023, primarily driven by growth in average loan receivables of 12.5% and higher benchmark rates. The growth in average loan receivables reflected lower customer payment rates and purchase volume growth of 7.7%, which was primarily driven by higher transaction values in Outdoor and Luxury.
Other income remained flat for the year ended December 31, 2023, as higher protection product revenue was offset by higher program loyalty costs.
Corp, Other

Years ended December 31 ($ in millions)	2023	2022
Purchase volume	$3	$5,772
Period-end loan receivables	$163	$204
Average loan receivables, including held for sale	$184	$2,083
Average active accounts (in thousands)	83	2,647

Interest and fees on loans	$15	$478
Other income	$(10)	$214

The decreases shown above for the year ended December 31, 2023 for Corp, Other compared to the prior year reflect the effects of the sale of the BP and Gap Inc. portfolios in May 2022 and June 2022, respectively.
Loan Receivables
____________________________________________________________________________________________
Loan receivables are our largest category of assets and represent our primary source of revenue. The following discussion provides supplemental information regarding our loan receivables portfolio. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies and Note 5. Loan Receivables and Allowance for Credit Losses to our consolidated financial statements for additional information related to our loan receivables.
The following table sets forth the composition of our loan receivables portfolio by product type at the dates indicated.

($ in millions)	At December 31, 2023	(%)	At December 31, 2022	(%)
Loans
Credit cards	$97,043	94.2%	$87,630	94.8%
Consumer installment loans	3,977	3.9%	3,056	3.3
Commercial credit products	1,839	1.8%	1,682	1.8
Other	129	0.1%	102	0.1
Total loans	$102,988	100.0%	$92,470	100.0%
Loan receivables increased 11.4% to $103.0 billion at December 31, 2023 compared to December 31, 2022, primarily driven by lower customer payment rates and purchase volume growth.
Our loan receivables portfolio, excluding held for sale, had the following maturity distribution at December 31, 2023.

($ in millions)	Within 1 Year(1)	1-5 Years(2)	5-15 Years	After 15 Years	Total
Loans
Credit cards	$95,851	$1,192	$—	$—	$97,043
Consumer installment loans(3)	1,350	2,586	41	—	3,977
Commercial credit products	1,830	9	—	—	1,839
Other	65	46	12	6	129
Total loans	$99,096	$3,833	$53	$6	$102,988
Loans due after one year at fixed interest rates	N/A	$3,833	$53	$6	$3,892
Loans due after one year at variable interest rates	N/A	—	—	—	—
Total loans due after one year	N/A	$3,833	$53	$6	$3,892
______________________
(1)Credit card loans have minimum payment requirements but no stated maturity and therefore are included in the due within one year category. However, many of our credit card holders will revolve their balances, which may extend their repayment period beyond one year for balances at December 31, 2023.
(2)Credit card and commercial loans due after one year relate to loans modified to borrowers experiencing financial difficulty.
(3)Reflects scheduled repayments up to the final contractual maturity of our installment loans.
Our loan receivables portfolio had the following geographic concentration at December 31, 2023.

($ in millions)	Loan Receivables Outstanding	% of Total Loan Receivables Outstanding
State
Texas	$11,314	11.0%
California	$10,753	10.4%
Florida	$9,574	9.3%
New York	$5,006	4.9%
North Carolina	$4,248	4.1%

Delinquencies
Over-30 day loan delinquencies as a percentage of period-end loan receivables increased to 4.74% at December 31, 2023, as compared to 3.65% at December 31, 2022. The 109 basis point increase in 2023 was primarily driven by lower customer payment rates.
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

Years ended December 31	2023		2022		2021
($ in millions)	Amount	Rate	Amount	Rate	Amount	Rate
Credit cards	$4,311	4.82%	$2,392	2.99%	$2,235	2.98%
Consumer installment loans	189	5.40%	80	2.82%	38	1.54%
Commercial credit products	119	6.52%	63	3.84%	30	2.28%
Other	1	0.80%	1	1.30%	1	1.75%
Total net charge-offs	$4,620	4.87%	$2,536	3.00%	$2,304	2.92%
Allowance for Credit Losses
The allowance for credit losses totaled $10.6 billion at December 31, 2023, compared to $9.5 billion at December 31, 2022, and reflects our estimate of expected credit losses for the life of the loan receivables on our Consolidated Statements of Financial Position. Our allowance for credit losses as a percentage of total loan receivables decreased to 10.26% at December 31, 2023, from 10.30% at December 31, 2022.
The increase in the allowance for credit losses was primarily due to growth in loan receivables, partially offset by a $294 million reduction related to the adoption of ASU 2022-02 on January 1, 2023 which eliminated the separate recognition and measurement guidance for troubled debt restructurings (“TDRs”). See Note 2. Basis of Presentation and Summary of Significant Accounting Policies and Note 5. Loan Receivables and Allowance for Credit Losses to our consolidated financial statements for additional information on the effects of adoption of the new accounting guidance.
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

The following table summarizes information concerning our funding sources during the periods indicated:

	2023			2022			2021
Years ended December 31 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$75,487	83.5%	3.9%	$65,624	82.6%	1.5%	$60,953	80.9%	0.9%
Securitized financings	6,274	6.9	5.4	6,468	8.2	3.0	7,248	9.6	2.3
Senior and subordinated unsecured notes	8,644	9.6	4.8	7,315	9.2	4.3	7,173	9.5	4.1
Total	$90,405	100.0%	4.1%	$79,407	100.0%	1.9%	$75,374	100.0%	1.4%
______________________
(1)Excludes $402 million, $382 million and $349 million average balance of non-interest-bearing deposits for the years ended December 31, 2023, 2022 and 2021, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the years ended December 31, 2023, 2022 and 2021.
Deposits
We obtain deposits directly from retail, affinity relationships and commercial customers (“direct deposits”) or through third-party brokerage firms that offer our deposits to their customers (“brokered deposits”). At December 31, 2023, we had $67.0 billion in direct deposits and $14.2 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger that channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to continue to utilize our direct deposit base as a source of stable and diversified low-cost funding.
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
The following table summarizes certain information regarding our interest-bearing deposits by type (all of which constitute U.S. deposits) for the periods indicated:

Years ended December 31 ($ in millions)	2023			2022			2021
	Average Balance	%	Average Rate	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$33,104	43.9%	3.8%	$22,405	34.1%	1.3%	$22,129	36.3%	1.3%
Savings accounts, money market and demand accounts	29,073	38.5%	4.1	30,915	47.1	1.5	28,408	46.6	0.5
Brokered deposits	13,310	17.6%	3.9	12,304	18.8	2.1	10,416	17.1	1.4
Total interest-bearing deposits	$75,487	100.0%	3.9%	$65,624	100.0%	1.5%	$60,953	100.0%	0.9%
Our deposit liabilities provide funding with maturities ranging from one day to ten years. At December 31, 2023, the weighted average maturity of our interest-bearing time deposits was 1.0 years. See Note 8. Deposits to our consolidated financial statements for more information on the maturities of our time deposits.

The following table summarizes deposits by contractual maturity at December 31, 2023.

($ in millions)	3 Months or Less	Over 3 Months but within 6 Months	Over 6 Months but within 12 Months	Over 12 Months	Total
U.S. deposits (less than FDIC insurance limit)(1)(2)	$34,234	$8,061	$9,824	$12,924	$65,043
U.S. deposits (in excess of FDIC insurance limit)(2)
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	2,582	2,455	2,512	2,401	9,950
Savings, money market, and demand accounts	6,160	—	—	—	6,160
Total	$42,976	$10,516	$12,336	$15,325	$81,153
______________________
(1)Includes brokered certificates of deposit for which underlying individual deposit balances are assumed to be less than $250,000.
(2)The standard deposit insurance amount is $250,000 per depositor, for each account ownership category. Deposits in excess of FDIC insurance limit presented above include partially insured accounts. Our estimate of the uninsured portion of these deposit balances at December 31, 2023 was approximately $5.4 billion.
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
At December 31, 2023, we had $3.9 billion of outstanding private asset-backed securities and $3.4 billion of outstanding public asset-backed securities, in each case held by unrelated third parties.
The following table summarizes expected contractual maturities of the investors’ interests in securitized financings, excluding debt premiums, discounts and issuance costs at December 31, 2023.

($ in millions)	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years	Total
Scheduled maturities of long-term borrowings—owed to securitization investors:
SYNCT	$1,600	$700	$—	$—	$2,300
SFT	775	775	—	—	1,550
SYNIT(1)	—	3,425	—	—	3,425
Total long-term borrowings—owed to securitization investors	$2,375	$4,900	$—	$—	$7,275
______________________
(1)Excludes any subordinated classes of SYNIT notes that we owned at December 31, 2023.
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
The following table summarizes for each of our trusts the three-month rolling average excess spread at December 31, 2023.

	Note Principal Balance ($ in millions)	# of Series Outstanding	Three-Month Rolling Average Excess Spread(1)
SYNCT	$2,300	4	~ 14.3% to 15.1%
SFT	$1,550	6	11.8%
SYNIT	$3,425	1	17.2%
______________________
(1)Represents the excess spread (generally calculated as interest income collected from the applicable pool of loan receivables less applicable net charge-offs, interest expense and servicing costs, divided by the aggregate principal amount of loan receivables in the applicable pool) for SFT or, in the case of SYNCT, a range of the excess spreads relating to the particular series issued within such trust or, in the case of SYNIT, the excess spread relating to the one outstanding series issued within such trust, in all cases omitting any series that have not been outstanding for at least three full monthly periods and calculated in accordance with the applicable trust or series documentation, for the three securitization monthly periods ended December 31, 2023.

Senior and Subordinated Unsecured Notes
The following table provides a summary of our outstanding fixed rate senior and subordinated unsecured notes at December 31, 2023, which includes $750 million of subordinated unsecured notes issued by Synchrony Financial in February 2023.

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
______________________
(1)Weighted average interest rate of all senior and subordinated unsecured notes at December 31, 2023 was 4.69%.
(2)The amounts shown exclude unamortized debt discounts, premiums and issuance costs.
Short-Term Borrowings
Except as described above, there were no material short-term borrowings for the periods presented.
Covenants
The indenture pursuant to which our senior and subordinated unsecured notes have been issued includes various covenants, including covenants that restrict (subject to certain exceptions) Synchrony’s ability to dispose of, or incur liens on, any of the voting stock of the Bank or otherwise permit the Bank to be merged, consolidated, leased or sold in a manner that results in the Bank being less than 80% controlled by us.
If we do not satisfy any of these covenants discussed above, the maturity of amounts outstanding thereunder may be accelerated and become payable. We were in compliance with all of these covenants at December 31, 2023.
At December 31, 2023, we were not in default under any of our credit facilities.
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
In addition, certain of the asset-backed securities issued by SYNIT are rated by Fitch, S&P and/or Moody’s. A credit rating is not a recommendation to buy, sell or hold securities, may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. Downgrades in these credit ratings could materially increase the cost of our funding from, and restrict our access to, the capital markets.
Liquidity
____________________________________________________________________________________________
We seek to ensure that we have adequate liquidity to sustain business operations, fund asset growth, satisfy debt obligations and to meet regulatory expectations under normal and stress conditions.
We maintain policies outlining the overall framework and general principles for managing liquidity risk across our business, which is the responsibility of our Asset and Liability Management Committee, a management committee under the oversight of the Risk Committee of our Board of Directors. We employ a variety of metrics to monitor and manage liquidity. We perform regular liquidity stress testing and contingency planning as part of our liquidity management process. We evaluate a range of stress scenarios including Company specific and systemic events that could impact funding sources and our ability to meet liquidity needs.
We maintain a liquidity portfolio, which at December 31, 2023 had $16.8 billion of liquid assets, primarily consisting of cash and equivalents and short-term obligations of the U.S. Treasury, less cash in transit which is not considered to be liquid, compared to $14.2 billion of liquid assets at December 31, 2022. The increase in liquid assets was primarily due to deposit growth and the issuance of secured and unsecured notes, partially offset by loan receivables growth. We believe our liquidity position at December 31, 2023 remains strong as we continue to operate in a period of uncertain economic conditions and we will continue to closely monitor our liquidity as economic conditions change.
As a general matter, investments included in our liquidity portfolio are expected to be highly liquid, giving us the ability to readily convert them to cash. The level and composition of our liquidity portfolio may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.
We also have access to several additional sources of liquidity beyond our liquidity portfolio. At December 31, 2023, we had an aggregate of $10.4 billion of available borrowing capacity through the Federal Reserve's discount window, $2.5 billion of undrawn committed capacity on our securitized financings, subject to customary borrowing conditions, from private lenders under our securitization programs and $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders. In addition, we have other unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
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
Competitive factors and future regulatory reform may limit or restrict our ability to raise interest rates on our loans. In addition, some of our program agreements limit the rate of interest we can charge to customers. If interest rates were to rise materially over a sustained period of time, like we experienced during 2022 and 2023, and we are unable to sufficiently raise our interest rates in a timely manner, our net interest income and margin could be adversely impacted, which could have a material adverse effect on our net earnings.
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
At December 31, 2023, 62% of our loan receivables were priced at a fixed interest rate to the customer, with the remaining 38% at a floating interest rate. We fund our assets with a combination of fixed rate and floating rate funding sources that include deposits, asset-backed securities and unsecured debt. To manage interest rate risk, we seek to match the interest rate repricing characteristics of our assets and liabilities. Historically, we have not used interest rate derivative contracts to manage interest rate risk; however, we may choose to do so in the future. To the extent we are unable to effectively match the interest rate sensitivity of our assets and liabilities, our net earnings could be materially adversely affected.
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
Interest rate sensitive liabilities are assumed to be those for which the stated interest rate is not contractually fixed for the next 12-month period. Thus, liabilities that vary with changes in a market-based index, such as the federal funds rate SOFR or U.S. Treasury bills, which will reset before the end of the 12-month period, or liabilities whose rates are fixed at the period end but which will mature and are assumed to be replaced with a market-based indexed rate prior to the end of the 12-month period, also are considered to be rate sensitive. For these fixed rate liabilities, net interest income sensitivity is measured from the expected repricing date.
The following table presents the approximate net interest income impacts forecasted over the next twelve months from an immediate and parallel change in interest rates affecting all interest rate sensitive assets and liabilities at December 31, 2023.

Basis Point Change	At December 31, 2023
($ in millions)
-100 basis points	$(218)
+100 basis points	$52
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
In 2023, our average total consolidated assets exceeded $100 billion and we will now become subject to existing enhanced prudential standards following applicable transition periods. We will be subject to the Federal Reserve Board's formal capital plan submission requirements in 2024, and our capital plan process, while not required, will continue to include certain internal stress testing. We currently expect that the first supervisory stress test we will be required to participate in will be in 2026. See “Regulation—Regulation Relating to Our Business” for additional information on regulations that are currently applicable to us, as well as these enhanced prudential standards.
Dividend and Share Repurchases

Common Stock Cash Dividends Declared	Month of Payment	Amount per Common Share	Amount
($ in millions, except per share data)
Three months ended March 31, 2023	February 2023	$0.23	$100
Three months ended June 30, 2023	May 2023	0.23	99
Three months ended September 30, 2023	August 2023	0.25	104
Three months ended December 31, 2023	November 2023	0.25	103
Total dividends declared		$0.96	$406

Preferred Stock Cash Dividends Declared	Month of Payment	Amount per Preferred Share	Amount
($ in millions, except per share data)
Three months ended March 31, 2023	February 2023	$14.06	$11
Three months ended June 30, 2023	May 2023	14.06	10
Three months ended September 30, 2023	August 2023	14.06	10
Three months ended December 31, 2023	November 2023	14.06	11
Total dividends declared		$56.24	$42
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

Common Shares Repurchased Under Publicly Announced Programs	Total Number of Shares Purchased	Dollar Value of Shares Purchased
($ and shares in millions)
Three months ended March 31, 2023	11.3	$400
Three months ended June 30, 2023	10.5	300
Three months ended September 30, 2023	4.5	150
Three months ended December 31, 2023	7.3	250
Total	33.6	$1,100
In April 2023 the Board of Directors approved an incremental share repurchase program of up to $1.0 billion, through June 30, 2024. Repurchases under this program are subject to market conditions and other factors, including legal and regulatory restrictions and required approvals, if any. During the year ended December 31, 2023, we repurchased $1.1 billion of common stock as part of our share repurchase programs, with remaining authorized share repurchase capacity of $600 million through June 2024.
Regulatory Capital Requirements - Synchrony Financial
As a savings and loan holding company, we are required to maintain minimum capital ratios, under the applicable U.S. Basel III capital rules. For more information, see “Regulation—Savings and Loan Holding Company Regulation.”
For Synchrony Financial to be a well-capitalized savings and loan holding company, Synchrony Bank must be well-capitalized and Synchrony Financial must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. At December 31, 2023 and 2022, Synchrony Financial met all the requirements to be deemed well-capitalized.
The following table sets forth the composition of our capital ratios for the Company calculated under the Basel III Standardized Approach rules at December 31, 2023 and 2022, respectively.

	Basel III
	At December 31, 2023		At December 31, 2022(1)
($ in millions)	Amount	Ratio(2)	Amount	Ratio(2)
Total risk-based capital	$15,464	14.9%	$14,253	15.5%
Tier 1 risk-based capital	$13,334	12.9%	$13,026	14.1%
Tier 1 leverage	$13,334	11.7%	$13,026	12.7%
Common equity Tier 1 capital	$12,600	12.2%	$12,292	13.3%
Risk-weighted assets	$103,460		$92,118
______________________
(1)Prior period amounts have been recast to reflect the change in presentation of contract costs related to our retailer partner agreements on our Consolidated Statements of Financial Condition. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements for additional information.
(2)Tier 1 leverage ratio represents total Tier 1 capital as a percentage of total average assets, after certain adjustments. All other ratios presented above represent the applicable capital measure as a percentage of risk-weighted assets.
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
Capital amounts and ratios in the above table all reflect the applicable CECL regulatory capital transition adjustment for each period. The decrease in our common equity Tier 1 capital ratio compared to December 31, 2022 was primarily due to an increase in risk-weighted assets during the year ended December 31, 2023 and the second year phase-in of the impact of CECL on our regulatory capital, partially offset by the retention of net earnings during the same period and the impact from the adoption of the new accounting standard for TDRs. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies for additional information on the new accounting standard.
Regulatory Capital Requirements - Synchrony Bank
At December 31, 2023 and 2022, the Bank met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. The following table sets forth the composition of the Bank’s capital ratios calculated under the Basel III Standardized Approach rules at December 31, 2023 and December 31, 2022, and also reflects the applicable CECL regulatory capital transition adjustment for each period.

	At December 31, 2023		At December 31, 2022(1)		Minimum to be Well- Capitalized under Prompt Corrective Action Provisions
($ in millions)	Amount	Ratio	Amount	Ratio	Ratio
Total risk-based capital	$14,943	15.3%	$13,860	16.1%	10.0%
Tier 1 risk-based capital	$12,880	13.2%	$12,714	14.8%	8.0%
Tier 1 leverage	$12,880	12.0%	$12,714	13.3%	5.0%
Common equity Tier 1 capital	$12,880	13.2%	$12,714	14.8%	6.5%
______________________
(1)Prior period amounts have been recast to reflect the change in presentation of contract costs related to our retailer partner agreements on our Consolidated Statements of Financial Condition. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements for additional information.
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
Off-Balance Sheet Arrangements and Unfunded Lending Commitments
____________________________________________________________________________________________
We do not have any material off-balance sheet arrangements, including guarantees of third-party obligations. Guarantees are contracts or indemnification agreements that contingently require us to make a guaranteed payment or perform an obligation to a third-party based on certain trigger events. At December 31, 2023, we had not recorded any contingent liabilities in our Consolidated Statements of Financial Position related to any guarantees. See Note 6 - Variable Interest Entities to our consolidated financial statements for more information on our investment commitments for unconsolidated variable interest entities ("VIE's").
We extend credit, primarily arising from agreements with customers for unused lines of credit on our credit cards, in the ordinary course of business. Each unused credit card line is unconditionally cancellable by us. See Note 5. Loan Receivables and Allowance for Credit Losses to our consolidated financial statements for more information on our unfunded lending commitments.

Critical Accounting Estimates
____________________________________________________________________________________________
In preparing our consolidated financial statements, we have identified certain accounting estimates and assumptions that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. The critical accounting estimates we have identified relate to allowance for credit losses and fair value measurements. These estimates reflect our best judgment about current, and for some estimates future, economic and market conditions and their effects based on information available as of the date of these financial statements. If these conditions change from those expected, it is reasonably possible that these judgments and estimates could change, which may result in incremental losses on loan receivables, or material changes to our Consolidated Statements of Financial Position, among other effects. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements, which discusses the significant accounting policies related to these estimates.
Allowance for Credit Losses
Losses on loan receivables are estimated and recognized upon origination of the loan, based on expected credit losses for the life of the loan balance as of the period end date. This requires us to estimate expected losses in the portfolio as of each balance sheet date. The method for calculating the estimate of expected credit loss takes into account historical experience, and current conditions and future expectations for pools of loans with similar risk characteristics, and reasonable and supportable forecasts about the future. The model utilizes a macroeconomic forecast, with unemployment as the primary macroeconomic variable. We also perform a qualitative assessment in addition to model estimates and apply qualitative adjustments as necessary. The reasonable and supportable forecast period is determined primarily based upon an assessment of the current economic outlook and our ability to use available data to accurately forecast losses over time. The reasonable and supportable forecast period used in our estimate of credit losses at December 31, 2023 was 12 months, consistent with the forecast period utilized since adoption of CECL. The Company reassesses the reasonable and supportable forecast period on a quarterly basis. Beyond the reasonable and supportable forecast period, we revert to historical loss information at the loan receivables segment level over a 6-month period, gradually increasing the weight of historical losses by an equal amount each month during the reversion period, and utilize historical loss information thereafter for the remaining life of the portfolio. The reversion period, similar to the reasonable and supportable forecast period, may change in the future depending on multiple factors such as forecasting methods, portfolio changes, and macroeconomic environment.
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

Fair Value Measurements
Assets and liabilities measured at fair value every reporting period primarily consists of investments in debt securities. Assets that are not measured at fair value every reporting period, but that are subject to fair value measurements in certain circumstances, primarily include acquired loans, loans that have been reduced to fair value when they are held for sale, equity method investments that are written down to fair value when they are impaired, as well as certain equity securities without readily determinable fair value that are measured based upon observable price changes. Our disposition of Pets Best and acquisition of Ally Lending are expected to close in the first quarter of 2024, subject to customary closing conditions. These transactions will also be subject to fair value measurements related to both the consideration to be received at the closing of the sale of Pets Best and the assets and liabilities acquired at the closing of the acquisition of Ally Lending.
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
Macroeconomic, Strategic and Operational Risks
•Macroeconomic conditions could have a material adverse effect on our business, results of operations and financial condition.
•Our results of operations and growth depend on our ability to retain existing partners and attract new partners. Further, a significant percentage of our interest and fees on loans comes from relationships with a small number of large retail partners, and the loss of any of these partners could adversely affect our business and results of operations.
•Our business is heavily concentrated in U.S. consumer credit, and therefore our results are more susceptible to fluctuations in that market than a more diversified company.
•The CFPB's proposed rule on credit card late fees, if adopted, would likely materially adversely affect our business and results of operations.
•Our results depend, to a significant extent, on the active and effective promotion and support of our products by our partners, and on the financial performance of our partners.
•Competition in the consumer finance industry is intense.
•We may be unable to successfully develop and commercialize new or enhanced products and services, or realize the value of acquisitions, dispositions, strategic investments and strategic initiatives that we pursue.
•Fraudulent activity associated with our products and services could negatively impact our operating results, brand and reputation and cause the use of our products and services to decrease and our fraud losses to increase.
•The failure of third parties to provide various services that are important to our operations could have a material adverse effect on our business and results of operations.
•As we continue to utilize work from home arrangements, our operations are subject to new and heightened risks.
Technological Risks
•Cyber-attacks or other security breaches could have a material adverse effect on our business.
•Disruptions in the operation of our and our outsourced partners' technology environments could have a material adverse effect on our business.
Financial Risks
•Our allowance for credit losses may prove to be insufficient to cover losses on our loans.

•If assumptions or estimates we use in preparing our financial statements, including those related to the CECL accounting guidance, are incorrect or are required to change, our reported results of operations and financial condition may be adversely affected.
•Adverse financial market conditions, our inability to effectively manage our funding and liquidity risk or our inability to maintain or grow our deposits in the future could have a material adverse effect on our funding, liquidity and ability to meet our obligations.
•Changes in market interest rates could have a material adverse effect on our net earnings, funding and liquidity.
•A reduction in our credit ratings could materially increase the cost of our funding from, and restrict our access to, the capital markets.
•Various risks related to the securitization of our loan receivables, including our ability to securitize our loan receivables on favorable terms or at all, the occurrence of an early amortization event, our loss of the right to service or subservice our loan receivables or lower payment rates on such receivables could have a material adverse effect on our business, liquidity, cost of funds and financial condition.
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
•Reductions in interchange fees and changes to the regulations governing such fees, could have a material adverse impact on our business and results of operations.
Legal Risks
•We have international operations that subject us to various international risks as well as increased compliance and regulatory risks and costs.
•If we are alleged to have infringed upon the intellectual property rights owned by others or are not able to protect our intellectual property, our business and results of operations could be adversely affected.
•Litigation, regulatory actions and compliance issues could subject us to significant fines, penalties, judgments, remediation costs and/or requirements resulting in increased expenses.
Regulatory Risks
•Our business is subject to government regulation, supervision, examination and enforcement, which could adversely affect our business, results of operations and financial condition.
•Ongoing changes to the regulatory framework applicable to us have had, and may continue to have, a significant impact on our business, financial condition and results of operations.
•Failure by Synchrony and the Bank to meet applicable capital adequacy and liquidity requirements could limit our ability to pay dividends and repurchase our common stock or otherwise have a material adverse effect on us.
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
Our business routinely encounters and addresses risks, some of which will cause our future results to be different - sometimes materially different - than we anticipate. Discussion about important operational risks that our business encounters can be found in the business descriptions in “Our Business” and the MD&A section of this Form 10-K Report. The key categories of risks our business faces are macro-economic, strategic, operational, technological (including cybersecurity), financial, legal and regulatory. Our reactions to material future developments as well as our competitors’ reactions to those developments will affect our future results.
Macroeconomic, Strategic and Operational Risks
Macroeconomic conditions could have a material adverse effect on our business, results of operations and financial condition.
Key macroeconomic conditions historically have affected our business, results of operations and financial condition and are likely to affect them in the future. Consumer confidence, unemployment and other economic indicators are among the factors that often impact consumer spending and payment behavior and demand for credit. Poor economic conditions reduce the usage of our credit cards and other financing products and the average purchase amount of transactions on our credit cards and through our other products, which, in each case, reduces our interest and fee income. We rely primarily on interest and fees on our loan receivables to generate our net earnings. Our interest and fees on our loan receivables was $19.9 billion for the year ended December 31, 2023. Poor economic conditions also adversely affect the ability and willingness of customers to pay amounts owed to us, increasing delinquencies, bankruptcies, charge-offs and allowances for credit losses, settlements and decreasing recoveries. For example, our over-30 day delinquency rate as a percentage of period-end loan receivables was 8.25% at December 31, 2009 during the financial crisis, compared to 4.74% at December 31, 2023, and our full-year net charge-off rate was 11.26% for the year ended December 31, 2009, compared to 4.87% for the year ended December 31, 2023. The assessment of our credit profile includes the evaluation of portfolio mix, account maturation, as well as broader consumer trends, such as payment behavior and overall indebtedness.
Economic growth in the United States can slow due to higher unemployment rates, lower housing values, concerns about the level of U.S. government debt, inflation, interest rates and monetary fiscal actions that may be taken to address these concerns, as well as economic and political conditions in the U.S. and global markets. A prolonged period of slow economic growth or a significant deterioration in economic conditions or broader consumer trends, including employment, wage growth, savings rates and consumer indebtedness, would likely affect consumer spending levels and the ability and willingness of customers to pay amounts owed to us, and could have a material adverse effect on our business, key credit trends, results of operations and financial condition. Further, while the primary effects of the COVID-19 pandemic have subsided, the extent of the ongoing impacts of COVID-19 and the impact of any future outbreaks, epidemics, pandemics or other public health crises on our business remain uncertain and are difficult to predict.
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
Many of the program agreements we have in place with our large partners and national and regional retailer and manufacturer partners are for multi-year terms. These program agreements generally permit our partner to terminate the agreement prior to its scheduled termination date for various reasons, including, in some cases, if we fail to meet certain service levels or change certain key cardholder terms or our credit criteria, we fail to achieve certain targets with respect to approvals of new customers as a result of the credit criteria we use, we elect not to increase the program size when the outstanding loan receivables under the program reach certain thresholds or we are not adequately capitalized, certain force majeure events or changes in our ownership occur, or a material adverse change in our financial condition or a significant change in law occurs. A few programs with national and regional retailer and manufacturer partners also may be terminated at will by the partner on specified notice to us (e.g., several months). In addition, programs with manufacturers, buying groups and industry associations generally are made available to certain partners such as individual retail outlets, dealers and merchants under dealer agreements, which typically may be terminated at will by the partner on short notice to us (e.g., 15 days).
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
Our five largest programs based upon interest and fees on loans for the year ended December 31, 2023 were Amazon, JCPenney, Lowe’s, PayPal and Sam’s Club. These programs accounted in aggregate for 55% of our total interest and fees on loans for the year ended December 31, 2023, and 51% of loan receivables at December 31, 2023. Our programs with Lowe's, PayPal, which includes our Venmo program, and Sam's Club, each accounted for more than 10% of our total interest and fees on loans for the year ended December 31, 2023. See “Our Business—Our Sales Platforms.”
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
Our business is heavily concentrated in U.S. consumer credit. As a result, we are more susceptible to fluctuations and risks particular to U.S. consumer credit than a more diversified company. Our business is particularly sensitive to macroeconomic conditions that affect the U.S. economy, consumer spending and consumer credit. For example, during the second half of 2022 and throughout 2023, we experienced moderation in payment rates due to lower consumer savings and other factors. To the extent that payment rates continue to moderate, we could see a decline and/or volatility in purchase volume, as well as increases in our delinquencies, net charge-off rate and allowance for credit losses. The extent of the impacts on U.S. consumer credit from these and other macroeconomic conditions is currently uncertain and dependent on various factors and could have a material adverse effect on our business, results of operations and financial condition.
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
The CFPB's proposed rule on credit card late fees, if adopted, would likely materially adversely affect our business and results of operations.
On February 1, 2023, the CFPB issued a notice of proposed rulemaking which, if adopted as proposed, would amend regulations to lower the safe harbor dollar amount for credit card late payment fees from the current $30 (adjusted to $41 for each subsequent late payment within the next six billing cycles) to $8 and to cap late fees at 25% of the minimum payment due. The proposed rule, if adopted, would result in a significant reduction of credit card late fees assessed by credit card issuers including the Company. The timing of a final rule is unknown and we continue to closely monitor relevant developments and the impact on our business. For the year ended December 31, 2023, interest income on loan receivables includes fees on loans, which primarily consist of late fees on our credit products, of $2.7 billion, net of reversals. A significant reduction in the late fees the Company charges would reduce our fees on loans and could also impact the competitiveness of our credit products and our ability and willingness to provide certain products and services, or to continue to offer our products to certain customers. Additionally, a significant reduction in the late fee safe harbor would require us to adopt new, or make changes to existing strategies, processes and practices which may be difficult for us to implement due to, among other things, cost, required resource commitment and management attention, partner, customer and other stakeholder acceptance, and operational complexities and dependencies associated with our use of third-party service providers. Further, it will likely take time for such strategies, processes and practices to offset the impact of a significant reduction in the late fees we charge. Our inability to successfully manage these risks could result in harm to our reputation and our brand. If we are unable to continue to charge late fees at the same levels permitted under the current regulatory guidance or effectively offset the impacts of a significant reduction in the late fees we charge, there would be a material adverse effect on our business, results of operations and/or financial condition.

Our results depend, to a significant extent, on the active and effective promotion and support of our products by our partners.
Our partners generally accept most major credit cards and various other forms of payment, and therefore our success depends on their active and effective promotion of our products to their customers. We depend on our partners to integrate the use of our credit products into their physical and digital point of sale systems, to train their customer facing associates about our products, encourage their customers to apply for, and use, our products and otherwise effectively market our products through all physical and digital channels. In addition, although our programs with national and regional partners typically are exclusive with respect to the credit products we offer at that partner, some programs and most Health & Wellness provider relationships are not exclusive to us, and therefore a partner may choose to promote a competitor’s financing over or alongside ours, depending upon cost, availability or attractiveness to consumers or other factors. Typically, we do not have, or utilize, any recourse against these non-exclusive partners when they do not prioritize the promotion of our products. Partners may also implement or fail to implement changes in their systems and technologies that may disrupt the integration between their systems and technologies and ours, which could disrupt or reduce the use of our products. The failure by our partners to effectively promote and support our products as well as changes they may make in their business models that negatively impact card usage could have a material adverse effect on our business and results of operations. In addition, if our partners engage in improper business practices, do not adhere to the terms of our program agreements or other contractual arrangements or standards, or otherwise diminish the value of our brand, we may suffer reputational damage and customers may be less likely to use our products, which could have a material adverse effect on our business and results of operations.
Our results are impacted, to a significant extent, by the financial performance of our partners.
Our ability to generate new loans and the interest and fees and other income associated with them is dependent upon sales of merchandise and services by our partners. The retail and healthcare industries in which our partners operate are intensely competitive. Our partners compete with retailers and department stores in their own geographic areas, as well as direct to consumer and online or digital sales businesses. Our partners in the healthcare industry compete with other healthcare providers. Our partners’ sales may decrease or may not increase as we anticipate for various reasons, some of which are in the partners’ control and some of which are not. For example, partner sales may be adversely affected by macroeconomic conditions having a national, regional or more local effect on consumer spending, business conditions affecting the general retail environment, such as supply chain disruptions or the ability to maintain sufficient staffing levels, or a particular partner or industry, or catastrophes affecting broad or more discrete geographic areas. If our partners’ sales decline for any reason, it generally results in lower credit sales, and therefore lower loan volume and associated interest and fees and other income for us from their customers. In addition, if a partner closes some or all of its stores or locations, or becomes subject to a voluntary or involuntary bankruptcy proceeding (or if there is a perception that it may become subject to a bankruptcy proceeding), its customers who have used our financing products may have less incentive to pay their outstanding balances to us, which could result in higher charge-off rates than anticipated and our costs for servicing its customers’ accounts may increase. This risk is particularly acute with respect to our largest partners that account for a significant amount of our interest and fees on loans. See “—A significant percentage of our interest and fees on loans comes from relationships with a small number of partners, and the loss of any of these partners could adversely affect our business and results of operations.” Moreover, if the financial condition of a partner deteriorates significantly or a partner becomes subject to a bankruptcy proceeding, we may not be able to recover amounts due to us from the partner such as customer returns or customer payments made in partner stores. A decrease in sales by our partners for any reason or a bankruptcy proceeding involving any of them could have a material adverse impact on our business and results of operations.

Competition in the consumer finance industry is intense.
The success of our business depends on our ability to retain existing partners and attract new partners. The competition for partners is intense and highly competitive across our product set. Our primary competitors for partners include major financial institutions, such as American Express, Bread Financial, Capital One, JPMorgan Chase, Citibank, TD Bank and Wells Fargo, and to a lesser extent, financial technology companies, point-of-sale lending focused companies and potential partners’ own in-house financing capabilities. Some of our competitors are substantially larger, have substantially greater resources and may offer a broader range of products and services. In addition, some of our competitors have been acquired by private-equity led consortia, which may expand the level of resources available to these competitors. We compete for partners on the basis of a number of factors, including program financial and other terms, technological capabilities, underwriting capabilities, marketing expertise, service levels, product and service offerings (including incentive and loyalty programs), and integration, brand and reputation. In addition, some of our competitors for partners have a business model that allows for their partners to manage underwriting (e.g., new account approval), customer service and collections, and other core banking responsibilities that we retain but some partners may prefer to handle. As a result of competition, we may be unable to acquire new partners, lose existing relationships to competing companies or find it more costly to maintain our existing relationships.
In addition, new tech-enabled platforms have arisen to support our potential partners in scaling quickly. These include eCarts, e.g., Shopify, Magento, and independent software vendors, e.g., ServiceTitan. Building relationships with and integrating our offerings into these platforms will be important to attract and retain certain types of new merchants (e.g., smaller digital merchants or specialty merchants such as contractors). If our competitors secure and maintain advantaged positions with these platforms, we may be unable to drive growth with merchants that leverage these platforms.
Our success also depends on our ability to attract and retain customers and generate usage of our products by them. The consumer credit and payments industry is highly competitive and we face an increasingly dynamic industry as emerging technologies enter the marketplace. As a form of payment, our products compete with cash, checks, debit cards, general purpose credit cards (including Visa, MasterCard, American Express and Discover Card), various forms of consumer installment loans, other private label card brands and, to a certain extent, prepaid cards and all forms of electronic payments. In the future, we expect our products may face increased competitive pressure to the extent that our products are not, or do not continue to be, accepted in, or compatible with digital wallet technologies such as Apple Pay, Samsung Pay, Android Pay and other similar technologies.
We may also face increased competition from current competitors or others who introduce or embrace disruptive technology that significantly changes the consumer credit and payment industry. We compete for customers and their usage of our products, and to minimize transfers to competitors of our customers’ outstanding balances, based on a number of factors, including pricing (interest rates and fees), product offerings, credit limits, incentives (including loyalty programs) and customer service. Although we offer a variety of consumer credit products, some of our competitors provide a broader selection of services, including home and automobile loans and other consumer banking services, which may position them better among customers who prefer to use a single financial institution to meet all of their financial needs. Some of our competitors are substantially larger than we are, which may give those competitors advantages, including a more diversified product and customer base, the ability to reach out to more customers and potential customers, operational efficiencies, more versatile technology platforms, broad-based local distribution capabilities and lower-cost funding. In addition, some of our competitors, including new and emerging competitors in the digital and mobile payments space, are not subject to the same regulatory requirements or legislative scrutiny to which we are subject. Non-bank providers of pay-over-time solutions, such as Affirm, Afterpay, Klarna and others, extend consumer credit-like offerings but do not face the same restrictions, such as capital requirements and other regulatory requirements, as banks which also could place us at a competitive disadvantage. In addition, some larger technology focused companies, e.g., Apple and Google, and larger retailers, e.g., Walmart and Target, are now offering financial products sometimes in collaboration with our competitors. Customer attrition from any or all of our credit products or any lowering of the pricing of our products by reducing interest rates or fees in order to retain customers could reduce our revenues and therefore our earnings.
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
Our industry is subject to rapid and significant changes in technologies, products, services and consumer preferences. A key part of our financial success depends on our ability to develop and commercialize new products and services or enhancements to existing products and services, including with respect to loyalty programs, mobile and point-of-sale technologies, and Synchrony-branded bank deposit and credit products. Realizing the benefits of those products and services is uncertain. We may not assign the appropriate level of resources, priority or expertise to the development and commercialization of these new products, services or enhancements. Our ability to develop, acquire or commercialize competitive technologies, products or services on acceptable terms or at all may be limited by intellectual property rights that third parties, including competitors and potential competitors, may assert. In addition, success is dependent on factors such as partner and customer acceptance, adoption and usage, competition, the effectiveness of marketing programs, the availability of appropriate technologies and business processes and regulatory approvals. Success of a new product, service or enhancement also may depend upon our ability to deliver it on a large scale, which may require a significant investment, and we may not realize any benefits for many years.
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
We may not realize the value of acquisitions, dispositions, strategic investments and strategic initiatives that we pursue and such transactions and initiatives could divert resources or introduce unforeseen risks to our business.
We have and may in the future execute strategic acquisitions, dispositions, partnerships or initiatives or make other strategic investments in businesses, products, technologies or platforms to enhance or grow our business from time to time. For example, we announced the sale of Pets Best in November 2023 and our acquisition of Ally Lending in January 2024. These acquisitions, dispositions and strategic investments may divert management's time and resources, and introduce new costs, operational complexities or liabilities, including as a results of any transition arrangements, which could impact our ability to grow or maintain acceptable performance.
We may be unable to integrate systems, personnel or technologies from our acquisitions and strategic investments. These acquisitions, dispositions and strategic investments may also present unforeseen legal, regulatory or other challenges that we may not be able to manage effectively. The planning and integration of an acquisition, including of a new partner or credit card portfolio, partnership or investment, may shift employee time and other resources which could impair our ability to focus on our core business.

New partnerships, acquisitions, dispositions, strategic investments and strategic initiatives may not perform as expected due to lack of acceptance by partners, customers or employees, higher than forecasted costs or losses, lengthy transition periods, difficulties retaining key personnel, synergies or savings not being realized and a variety of other factors. This may result in a delay or unrealized benefit, or in some cases, increased costs or other unforeseen risks to our business.
Fraudulent activity associated with our products and services could negatively impact our operating results, brand and reputation and cause the use of our products and services to decrease and our fraud losses to increase.
We are subject to the risk of fraudulent activity associated with partners, customers and third parties handling customer information. Our fraud-related operational losses were $288 million, $173 million and $104 million for the years ended December 31, 2023, 2022 and 2021, respectively. Our lending products are susceptible to application fraud, because among other things, we provide immediate access to the credit line at the time of approval. In addition, sales on the internet and through mobile channels are becoming a larger part of our business and pose a greater fraudulent threat than sales made in stores. Dual Cards, general purpose, general purpose co-branded credit cards and private label credit cards are susceptible to different types of fraud, and, depending on our product channel mix, we may continue to experience variations in, or levels of, fraud-related expense that are different from or higher than that experienced by some of our competitors or the industry generally. Our funding products are susceptible to different types of fraud, including transactional fraud given the size of deposit balances.
The risk of fraud continues to increase for the financial services industry in general, and credit card fraud, identity theft and related crimes are likely to continue to be prevalent, and perpetrators are growing more sophisticated. Our resources, technologies and fraud prevention tools may be insufficient to accurately detect and prevent all of the various forms of fraud. High profile fraudulent activity also could negatively impact our brand and reputation, which could negatively impact the use of our cards and thereby have a material adverse effect on our results of operations. In addition, significant increases in fraudulent activity could lead to regulatory intervention (such as increased customer notification requirements), which could increase our costs and also negatively impact our operating results, brand and reputation and could lead us to take additional steps to reduce fraud risk, which could increase our costs.
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
As we continue to utilize work from home arrangements, our operations are subject to new and heightened risks.
We have adopted remote work arrangements, on either a full-time or part-time basis, for a majority of our employee population, Employees who work from home rely on residential communication networks and internet providers that may not be as resilient as commercial networks and providers and may be more susceptible to service interruptions and cyber-attacks than commercial systems. Our business continuity and disaster recovery plans, which have been historically developed and tested with a focus on centralized delivery locations, may not work as effectively in a distributed work from home model, where weather impacts, network and power grid downtime may be difficult to manage.

Remote work by a majority of our employee population or not requiring our employees to work in an office on a daily basis may impact our culture, and employee engagement with our company, which could affect productivity and our ability to retain employees who are critical to our operations and may increase our costs and impact our financial results of operations. In addition, an increase in work from home by other companies may create more job opportunities for employees and make it more difficult for us to attract and retain key talent.
If we are unable to continue to manage the work from home environment effectively to address these and other risks, our reputation and results of operations may be impacted.
Technological Risks
Cyber-attacks or other security breaches could have a material adverse effect on our business.
In the normal course of business, we collect, process and retain sensitive and confidential information regarding our partners and our customers. We also have arrangements in place with our partners and other third parties through which we share and receive information about their customers who are or may become our customers. Although we devote significant resources and management focus to ensuring the integrity of our systems and strength of our processes through information security and business continuity programs, our facilities and systems, and those of our partners and third-party service providers, are nonetheless vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, or other similar events. Security incidents or breaches have from time to time occurred and we and our partners and third-party service providers have experienced all of these events in the past and expect to continue to experience them in the future. These events could interrupt our business or operations, result in significant legal and financial exposure, supervisory liability, damage to our reputation and our relationships with our partners and customers, or a loss of confidence in the security of our systems, products and services. Additionally, while we maintain insurance coverage that, subject to applicable terms and condition, may cover certain aspects of cybersecurity and information risks, such insurance coverage may not be sufficient to cover all losses or offset the impact of such events. Although the impact to date from these events has not had a material adverse effect on us, we cannot be sure this will be the case in the future.
Information security risks for large financial institutions like us have increased recently in part because of new or expanded technologies such as artificial intelligence, the expanded use of the internet and telecommunications technologies (including mobile, other connected devices and cloud technologies) to conduct financial and other business transactions, increased remote working dynamics, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions that are designed to disrupt key business services, such as consumer-facing web sites, via increasing use of ransomware technologies. Our business performance and marketing efforts may increase our profile and therefore our risk of being targeted for cyber-attacks and other security breaches, including attacks targeting our key business services, websites, executives, and partners. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. We employ detection, prevention and response mechanisms designed to identify, contain and mitigate security incidents, but early detection may be thwarted by sophisticated attacks and malware designed to avoid detection.
We also face risks related to cyber-attacks and other security breaches in connection with credit card and deposit transactions that typically involve the transmission of sensitive information regarding our customers through various third-parties, including our partners, retailers that are not our partners where our Dual Cards and general purpose co-branded credit cards are used, merchant acquiring banks, payment processors, card networks (e.g., Visa and MasterCard) and our processors (e.g., Fiserv). Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments such as the point of sale that we neither control nor have the ability to secure, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of our own, and in some cases, we may have exposure and suffer losses for breaches or attacks relating to them. We also rely on numerous other third-party service providers to conduct other aspects of our business operations and face similar risks relating to them. While we regularly conduct security assessments of critical third-party service providers using a risk based methodology, we cannot be completely sure that their information security protocols will be sufficient enough to withstand all forms of cyber-attacks or other security breaches.

The access by unauthorized persons to, or the improper disclosure by us of, confidential information regarding our customers or our own proprietary information, software, methodologies and business secrets could interrupt our business or operations, result in significant legal and financial exposure, regulatory limitations and liability, damage to our reputation or a loss of confidence in the security of our systems, products and services, all of which could have a material adverse impact on our business, financial condition and results of operations. In addition, there have been a number of well-publicized cyber-attacks or breaches directed at others in our industry that have heightened concern by consumers generally about the security of using credit cards, which have caused some consumers, including our customers, to use our credit cards less in favor of alternative methods of payment and has led to increased regulatory focus on, and new regulations relating to, these matters. Further cyber-attacks or other breaches in the future, whether affecting us or others, could intensify consumer concern and regulatory focus and result in reduced use of our cards or other products and increased costs arising from, among other things new regulatory requirements relating to data security, all of which could have a material adverse effect on our business.
Disruptions in the operation of our and our outsourced partners' technology environments could have a material adverse effect on our business.
Our ability to deliver products and services to our partners and our customers, service our loans and otherwise operate our business and comply with applicable laws depends in large part on the efficient and uninterrupted operation of our computer systems, on premises data centers and cloud-based capabilities, as well as those of our partners and third-party service providers. Service interruptions in certain of these environments may be encountered at any time due to system or software failure resulting from events such as, extreme weather conditions, natural disasters, cyber-attacks or other reasons. In addition, climate change may exacerbate certain of these threats, including the frequency and severity of weather-related events and other natural disasters, The implementation of technology changes and upgrades to maintain current and integrate new systems, such as our efforts to migrate certain operations to third-party cloud infrastructure platforms, may expose us to increasing risk of service interruptions, transaction processing errors and system conversion delays, including as a result of cyber or information security incidents, and may cause our failure to comply with applicable laws, all of which could have a material adverse effect on our business.
We expect that new technologies and business processes applicable to the consumer credit industry will continue to emerge, and these new technologies and business processes may be better than those we currently use. The pace of technology change is rapid and our industry is intensely competitive, and we cannot assure you that we will be able to timely deploy in new technologies as critical systems and applications become obsolete and better ones become available or implement adequate controls to manage the risks associated with these technologies. A failure to maintain current technology and business processes or effectively implement and maintain new technologies and business processes, could cause disruptions in our operations or cause our products and services to be less competitive, all of which could have a material adverse effect on our business, financial condition and results of operations.
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
We are required to make various assumptions and estimates in preparing our financial statements under GAAP, including for purposes of determining our allowance for credit losses, asset impairment, reserves related to litigation and other legal matters, valuation of income and other taxes and regulatory exposures and the amounts recorded for certain contractual payments to be paid to or received from partners and others under contractual arrangements. Our most critical estimate used in preparing our financial statements is the determination of our allowance for credit losses, which was $10.6 billion at December 31, 2023. Upon origination of a loan, the estimate of expected credit losses, and any subsequent changes to such estimate, are recorded through provision for credit losses in our Consolidated Statements of Earnings. As a result, any subsequent changes we make to our underlying assumptions and estimates may result in a material adverse impact to our results of operations and the Company’s ability to return capital to our shareholders. In addition, significant assumptions and estimates are involved in determining certain disclosures required under GAAP, including those involving the fair value of our financial instruments. If the assumptions or estimates underlying our financial statements are incorrect or are required to change, the actual amounts realized on transactions and balances subject to those estimates will be different, and this could have a material adverse effect on our results of operations and financial condition.
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
In addition, at December 31, 2023, we had an aggregate of $3.0 billion of undrawn credit facilities, subject to customary borrowing conditions, from private lenders under our securitization programs and an unsecured revolving credit facility. Our ability to draw on such commitments is subject to the satisfaction of certain conditions, including the applicable securitization trust having sufficient collateral to support the draw and the absence of an early amortization event. Moreover, there are regulatory reforms that have been proposed or adopted in the United States and internationally that are intended to address certain issues that affected banks in the last financial crisis. These reforms, generally referred to as “Basel III,” subject banks to more stringent capital, liquidity and leverage requirements. To the extent that the Basel III requirements result in increased costs to the banks providing undrawn committed capacity under our securitization programs, these costs are likely to be passed on to us. In addition, in response to Basel III, some banks in the market (including certain of the private lenders in our securitization programs) have added provisions to their credit agreements permitting them to delay disbursement of funding requests for 30 days or more. If our bank lenders require delayed disbursements of funding and/or higher pricing for committing undrawn capacity to us, our cost of funding and access to liquidity could be adversely affected.
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
Our inability to maintain or grow our deposits in the future could materially adversely affect our liquidity and ability to grow our business.
We obtain deposits directly from retail and commercial customers or through brokerage firms that offer our deposit products to their customers. At December 31, 2023, we had $67.0 billion in direct deposits and $14.2 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger who channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to continue to fund our growth through direct deposits.
The deposit business is highly competitive, with intense competition in attracting and retaining deposits. We compete on the basis of the rates we pay on deposits, features and benefits of our products, the quality of our customer service and the competitiveness of our digital banking capabilities. Our ability to originate and maintain retail deposits is also highly dependent on the products we offer, the strength of the Bank and the perceptions of consumers and others of our business practices and our financial health. Adverse perceptions regarding our reputation could lead to difficulties in attracting and retaining deposits accounts. Negative public opinion could result from actual or alleged conduct in a number of areas, including lending practices, the composition of our deposit base, regulatory compliance, inadequate protection of customer information or sales and marketing activities, and from actions taken by regulators or others in response to such conduct.
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
The Federal Deposit Insurance Act (the “FDIA”) prohibits an insured bank from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is “well capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. A bank that is “adequately capitalized” and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions under the FDIA on a bank that is “well capitalized” and at December 31, 2023, the Bank met or exceeded all applicable requirements to be deemed “well capitalized” for purposes of the FDIA. However, there can be no assurance that the Bank will continue to meet those requirements. Limitations on the Bank’s ability to accept brokered deposits for any reason (including regulatory limitations on the amount of brokered deposits in total or as a percentage of total assets) in the future could materially adversely impact our funding costs and liquidity. Any limitation on the interest rates the Bank can pay on deposits could competitively disadvantage us in attracting and retaining deposits and have a material adverse effect on our business.
Changes in market interest rates could have a material adverse effect on our net earnings, funding and liquidity.
Changes in market interest rates cause our net interest income to increase or decrease, as certain of our assets and liabilities carry interest rates that fluctuate with market benchmarks. At December 31, 2023, 62% of our loan receivables were priced at a fixed interest rate to the customer, with the remaining 38% at a floating interest rate. We fund our assets with a combination of fixed rate and floating rate funding sources that include deposits, asset-backed securities and unsecured debt. The interest rate benchmark for our floating rate assets and the interest rate benchmark for our floating rate liabilities could reset at different times or could diverge, leading to mismatches in the interest rates on our floating rate assets and floating rate liabilities.
Competitive and regulatory factors may limit our ability to raise interest rates on our loans. In addition, some of our program agreements limit the rate of interest we can charge to customers. If interest rates were to rise materially over a sustained period of time, like we experienced during 2022 and 2023, and we are unable to sufficiently raise our interest rates in a timely manner, or at all, our net interest margin could be adversely impacted, which could have a material adverse effect on our net earnings.
Interest rates may also adversely impact our customers’ spending levels and ability and willingness to pay amounts owed to us. Our floating rate credit products bear interest at rates that fluctuate with the prime rate. Higher interest rates often lead to higher payment obligations by customers to us and other lenders under mortgage, credit card and other consumer loans, which may reduce our customers’ ability to remain current on their obligations to us and therefore lead to increased delinquencies, bankruptcies, charge-offs, allowances for credit losses, and decreasing recoveries, all of which could have a material adverse effect on our net earnings.
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
Synchrony's senior unsecured debt currently is rated BBB- (positive outlook) by Fitch Ratings, Inc. (“Fitch”) and BBB- (stable outlook) by Standard & Poor’s (“S&P”). The Bank’s senior unsecured debt currently is rated BBB- (stable outlook) by Fitch and BBB (stable outlook) by S&P. Although we have not requested that Moody’s Investor Services, Inc. (“Moody’s”) provide a rating for our senior unsecured debt, we believe that if Moody’s were to issue a rating on our unsecured debt, its rating may be lower than the comparable ratings issued by Fitch and S&P. The ratings for our unsecured debt are based on a number of factors, including our financial strength, as well as factors that may not be within our control, such as macroeconomic conditions and the rating agencies’ perception of the industries in which we operate and the products we offer. The ratings of our asset-backed securities are, and will continue to be, based on a number of factors, including the quality of the underlying loan receivables and the credit enhancement structure with respect to each series of asset-backed securities, as well as our credit rating as sponsor and servicer of our publicly registered securitization trust. These ratings also reflect the various methodologies and assumptions used by the rating agencies, which are subject to change and could adversely affect our ratings. The rating agencies regularly evaluate our credit ratings as well as the credit ratings of our asset-backed securities. A downgrade in our unsecured debt or asset-backed securities credit ratings (or investor concerns that a downgrade may occur) could materially increase the cost of our funding from, and restrict our access to, the capital markets.
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
We use the securitization of loan receivables, which involves the transfer of loan receivables to a trust and the issuance by the trust of asset-backed securities to third-party investors, as a significant source of funding. Our average level of securitized financings from third parties was $6.3 billion and $6.5 billion for the years ended December 31, 2023 and 2022, respectively. For a discussion of our securitization activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funding, Liquidity and Capital Resources—Funding Sources—Securitized Financings” and Note 5. Variable Interest Entities to our consolidated financial statements.
There can be no assurance that the securitization market for credit cards will not experience future disruptions. The extent to which we securitize our loan receivables in the future will depend in part upon the conditions in the securities markets in general and the credit card asset-backed securities market in particular, the availability of loan receivables for securitization, the overall credit quality of our loan receivables and the conformity of the loan receivables and our securitization program to rating agency requirements, the costs of securitizing our loan receivables, and the legal, regulatory, accounting and tax requirements governing securitization transactions. In the event we are unable to refinance existing asset-backed securities with new or other existing asset-backed securities, we would be required to rely on other sources of funding, which may not be available or may be available only at higher cost. Further, in the event we are unable to refinance existing asset-backed securities from our nonbank subsidiary securitization trust with new or other existing securities from the same trust, there are structural and regulatory constraints on our ability to refinance these asset-backed securities with Bank deposits or other funding at the Bank, and therefore we would be required to rely on sources outside of the Bank, which may not be available or may be available only at higher cost. A prolonged inability to securitize our loan receivables on favorable terms, or at all, or to refinance our asset-backed securities would have a material adverse effect on our business, liquidity, cost of funds and financial condition.

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
We rely extensively on models in managing many aspects of our business, including liquidity and capital planning (including stress testing), customer selection, credit and other risk management, pricing, reserving and collections management. The models may prove in practice to be less predictive than we expect for a variety of reasons, including as a result of errors in constructing, interpreting or using the models or the use of inaccurate assumptions (including failures to update assumptions appropriately or in a timely manner). Our assumptions may be inaccurate for many reasons including that they often involve matters that are inherently difficult to predict and beyond our control (e.g., macroeconomic conditions and their impact on partner and customer behaviors) and they often involve complex interactions between a number of dependent and independent variables, factors and other assumptions. The errors or inaccuracies in our models may be material, and could lead us to make wrong or sub-optimal decisions in managing our business and/or provide inaccurate or misleading information to the public or our regulators, and this could have a material adverse effect on our business, results of operations and financial condition.
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
A customer’s ability to repay us can be negatively impacted by increases in their payment obligations to other lenders under mortgage, credit card and other loans (including student and auto loans). These changes can result from increases in base lending rates, structured increases in payment obligations, or the resumption of payments post deferral, and could reduce the ability of our customers to meet their payment obligations to other lenders and to us. In addition, a customer’s ability to repay us can be negatively impacted by the restricted availability of credit to consumers generally, including reduced and closed lines of credit. Customers with insufficient cash flow to fund daily living expenses and lack of access to other sources of credit may be more likely to increase their card usage and ultimately default on their payment obligations to us, resulting in higher credit losses in our portfolio. Our collection operations may not compete effectively to secure more of customers’ diminished cash flow than our competitors. We may not identify customers who are likely to default on their payment obligations to us and reduce our exposure by closing credit lines and restricting authorizations quickly enough, which could have a material adverse effect on our business, results of operations and financial condition. In addition, our collection strategy depends in part on the sale of debt to third-party buyers. Regulatory or other factors may adversely affect the pricing of our debt sales or the performance of our third-party buyers, which may result in higher credit losses in our portfolio. At December 31, 2023, 27% of our loan receivables were from customers with a VantageScore credit score of 650 or less (excluding unrated accounts), who typically have higher delinquency and credit losses than consumers with higher credit scores.

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
Reductions in interchange fees and changes to the regulations governing such fees, could have a material adverse impact on our business and results of operations.
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
Merchants, trying to decrease their operating expenses, have sought to, and have had some success at, lowering interchange rates. Several recent events and actions indicate a continuing increase in focus on interchange by both regulators and merchants. Beyond pursuing litigation, legislation and regulation, merchants are also pursuing alternate payment platforms as a means to lower payment processing costs. To the extent interchange fees are reduced, one of our current competitive advantages with our partners—that we typically do not charge interchange fees when our private label credit card products are used to purchase our partners’ goods and services—may be reduced. Moreover, to the extent interchange fees are reduced, our income from those fees will be lower. We received $1.0 billion of interchange fees for the year ended December 31, 2023. As a result, a reduction in interchange fees could have a material adverse effect on our business and results of operations. In addition, for our Dual Cards and general purpose co-branded credit cards, we are subject to the operating regulations and procedures set forth by the interchange network, and our failure to comply with these operating regulations, which may change from time to time, could subject us to various penalties or fees, or the termination of our license to use the interchange network, all of which could have a material adverse effect on our business and results of operations.

Legal Risks
We have international operations that subject us to various international risks as well as increased compliance and regulatory risks and costs.
We have international operations, primarily in India and the Philippines, and some of our third-party service providers provide services to us from other countries, all of which subject us to a number of international risks, including, among other things, sovereign volatility and socio-political instability. For example, the Philippines has in the past experienced severe political and social instability. Any future political or social instability in the countries in which we operate could have a material adverse effect on our business operations.
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
Our risk management processes and procedures seek to appropriately balance risk and return and mitigate risks. We have established processes and procedures intended to identify, measure, monitor and control the types of risk to which we are subject, including credit risk, market risk, liquidity risk, operational risk (including compliance risk), strategic risk, and reputational risk. Credit risk is the risk of loss that arises when an obligor fails to meet the terms of an obligation. We are exposed to both consumer credit risk, from our customer loans, and institutional credit risk, principally from our partners. Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, correlations or other market factors will result in losses for a position or portfolio. Liquidity risk is the risk that financial condition or overall safety and soundness are adversely affected by an inability, or perceived inability, to meet obligations and support business growth. Operational risk is the risk of loss arising from inadequate or failed processes, people or systems, external events (e.g., natural disasters) or compliance, reputational or legal matters and includes those risks as they relate directly to us as well as to third parties with whom we contract or otherwise do business. Strategic risk is the risk from changes in the business environment, improper implementation of decisions or inadequate responsiveness to changes in the business environment. Reputational risk is the risk arising from negative perception on the part of customers, counterparties, shareholders, investors, rating agencies, regulators and employees that can adversely affect the Company’s ability to maintain existing talent and customers and establish new business relationships with continued access to sources of funding. See “Our Business—Credit Risk Management” and “Risks—Risk Management” for additional information on the types of risks affecting our business.
We seek to monitor and control our risk exposure through a framework that includes our Risk Appetite Statement (RAS), Enterprise Risk Assessment (ERA) process, risk policies, procedures and controls, reporting requirements, and corporate culture and values in conjunction with the risk management accountability incorporated into our integrated Risk Management Framework, which includes our governance structure and three distinct Lines of Defense. Management of our risks in some cases depends upon the use of analytical and/or forecasting models. If the models that we use to manage these risks are ineffective at predicting future losses or are otherwise inadequate, we may incur unexpected losses or otherwise be adversely affected. In addition, the information we use in managing our credit and other risk may be inaccurate or incomplete as a result of error or fraud, both of which may be difficult to detect and avoid. There may also be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated including when processes are changed or new products and services are introduced. If our Risk Management Framework does not effectively identify and control our risks, we could suffer unexpected losses or be adversely affected, and that could have a material adverse effect on our business, results of operations, and financial condition.
Our business could be adversely affected if we are unable to attract, retain, motivate and develop key officers and employees.
Our success depends, in large part, on our ability to retain, recruit and motivate key officers and employees. Specifically, our ability to remain competitive with our peers, manage our business effectively and to execute our strategic plans and initiatives depends on our ability to attract, retain, motivate and develop key officers and employees, as well as manage the costs of employee compensation and benefits within budget. Our senior management team has significant industry experience and would be difficult to replace. Competition for senior executives and other key talent in the financial services and payment industry has been intense and may further increase. We may not be able to attract and retain qualified personnel to replace or succeed members of our senior management team or other key personnel, particularly if we do not offer employment terms that are competitive with the rest of the labor market. Guidelines issued by the federal banking regulators prohibits our payment of "excessive" compensation, or compensation that could lead to our material financial loss, to our executives, employees, and directors. In addition, proposed rules implementing the executive compensation provisions of the Dodd-Frank Act would limit the type and structure of compensation arrangements that we may enter into with our senior executives and persons deemed "significant risk-takers." These restrictions could negatively impact our ability to compete with other companies in recruiting, retaining and motivating key personnel. Failure to retain talented senior leadership could have a material adverse effect on our business, results of operations and financial condition.

Tax legislation initiatives or challenges to our tax positions could adversely affect our results of operations and financial condition.
We operate in multiple jurisdictions and we are subject to tax laws and regulations of the U.S. federal, state and local governments, and of various foreign jurisdictions. From time to time legislative initiatives may be proposed, which may impact our effective tax rate and could adversely affect our deferred tax assets, tax positions and/or our tax liabilities, if enacted. In addition, U.S. federal, state and local, as well as foreign, tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that our historical tax positions will not be challenged by relevant tax authorities or that we would be successful in defending our positions in connection with any such challenge.
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
See “Regulation—Risk Factors Relating to Regulation” on page 99 for additional risk factors.

Risk Management
____________________________________________________________________________________________
Strong risk management is at the core of our business strategy and we have developed processes to manage the major categories of risk, namely credit, market, liquidity, operational (including compliance), strategic and reputational risk (considered across all risk types).
As described in greater detail below under “—Risk Management Roles and Responsibilities,” we manage enterprise risk using an integrated framework that includes board-level oversight, administration by a group of cross-functional management committees, and day-to-day implementation by a dedicated risk management team led by the Chief Risk Officer (“CRO”) a role currently held by our Chief Risk and Legal Officer. We also utilize the “Three Lines of Defense” risk management model to demonstrate and structure the roles, responsibilities and accountabilities in the organization for taking and managing risk. The Risk Committee of the Board of Directors has responsibility for the oversight of the risk management program, and three other board committees have other oversight roles with respect to risk management. Several management committees and subcommittees have important roles and responsibilities in administering the risk management program, including the Enterprise Risk Management Committee (the “ERMC”), the Management Committee (the “MC”), the Asset and Liability Management Committee (the “ALCO”) and the Capital Management Committee (the “CMC”). This committee-focused governance structure provides a forum through which risk expertise is applied cross-functionally to all major decisions, including development of policies, processes and controls used by the CRO and risk management team to execute the risk management philosophy.
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
Audit Committee
In coordination with the Risk Committees of the Company and the Bank, the Audit Committee’s role, among other things, is to review: (i) the Company’s major financial risk exposures and the steps management has taken to monitor and control these risks; (ii) the Company’s risk assessment and risk management practices and the guidelines, policies and processes for risk assessment and risk management; (iii) the organization, performance and audit findings of our internal audit function; (iv) our public disclosures and effectiveness of internal controls; and (v) the Company’s risk guidelines and policies relating to financial statements, financial systems, financial reporting processes, compliance and auditing, cybersecurity and allowance for credit losses.
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

Cybersecurity
____________________________________________________________________________________________
Risk Management and Strategy
Our information security program includes administrative, technical and physical safeguards and is designed to provide an appropriate level of protection to maintain the confidentiality, integrity and availability of our Company’s, our client’s and our customers’ information. This includes protecting against known and evolving threats to the security of customer records and information, and against unauthorized access, compromise, or loss of customer records or information.
Our information security program is designed to continuously adapt to an evolving landscape of emerging threats and available technology. Through data gathering and evaluation of emerging threats from internal and external incidents and technology investments, security controls are adjusted on an as needed basis. We have developed a security strategy and implemented layers of controls embedded throughout our technology environment that establish multiple control points between threats and our assets. We test the effectiveness of our controls and data protection processes through internal and independent external audits and assessments, including regular penetration tests, application code reviews, vulnerability scans, disaster recovery tests and cyber exercises to simulate hacker attacks. Our information security program is supported by regular training of information security employees and awareness training and activities for executives, directors, and employees companywide through which we communicate our information security policies, standards, processes and practices.
Further, our information security program is designed to provide oversight of third parties who store, process or have access to sensitive data, and we require similar levels of protection from third-party service providers as are required for the Company. We maintain supplier risk assessment processes to identify risks associated with third-party service providers and have implemented enhanced cybersecurity incident and data breach response requirements for critical supplier relationships.
We employ business continuity, backup and disaster recovery procedures for all the systems that are used for storing, processing and transferring customer information, and we periodically test and validate our disaster recovery plans to validate our resilience capabilities. Additionally, we maintain insurance coverage that, subject to applicable terms and conditions, may cover certain aspects of cybersecurity and information risks. However, there can be no assurance that liabilities or losses we may incur will be covered under such policies or that the amount of insurance will be adequate.
Our information security program is designed and managed to be consistent with the Cyber Risk Institute (CRI) Profile, a cybersecurity assessment framework which is a financial services industry-specific extension of the National Institute of Standards and Technology (NIST) Cybersecurity Framework. We measure and monitor the maturity of the information security program against this framework, industry guidance, and a risk-driven metrics program aligned to our business requirements. Along with periodically being examined by our regulators, Synchrony regularly engages external experts to audit, evaluate and validate our controls against these standard frameworks, and we adjust our cybersecurity policies, standards, processes and practices as necessary based on the information provided by these examinations, audits and evaluations.
Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Company during the past three fiscal years. While we are not currently aware of any cybersecurity threats that are reasonably likely to materially affect the Company there is no assurance that we will not be materially affected by such threats in the future. For additional information on our risks related to cybersecurity, see “Risk Factors Relating to Our Business—Cyber-attacks or other security breaches could have a material adverse effect on our business.”
Governance
Our Board's fully independent Risk Committee oversees cybersecurity risk. Cybersecurity risk is a component of operational risk within our enterprise risk management framework. For a detailed description of our enterprise risk management framework, including its governance and processes, see “Risks—Risk Management.”
Our information security team, led by our Chief Information Security Officer ("CISO"), in collaboration with our Risk Committee and our executive leadership team, closely monitors our information security program, including our strategy, and information security policies and practices, against a rapidly evolving landscape of threats. The Risk Committee receives reports and briefings on our information security and enterprise risk management programs at least quarterly, including the results of any external audits, examinations and evaluations, as well as maturity assessments of our information security program.
The CISO team leading our information security program is responsible for identifying, assessing, managing and controlling cybersecurity risk, and for mitigating our cybersecurity risk exposure. Our information security program is monitored and challenged by our risk management team, led by our CRO.
We have developed an incident response governance framework to timely report cybersecurity incidents to our executive management team, appropriate management committees, including the enterprise risk management committee, the Risk Committee and Board, as necessary. In addition to facilitating timely evaluation, escalation and reporting of cybersecurity incidents, this framework also sets forth the process for identifying and assessing the severity of cybersecurity incidents, as well as for managing post-incident activities, including recovery and resolution.
The CISO reports directly to our Chief Technology and Operating Officer and on a dotted line basis to our CRO. Our CISO has expertise in cybersecurity, information security risk management, identity and access management, security architecture, application security, vulnerability management, threat intelligence, security operations and incident management and response through prior roles leading information security functions at large organizations. The CISO holds various professional certifications, including the Certified Information Security Manager certification from the Information Systems Audit and Control Association.

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
On May 24, 2018, the President signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”), which amended the Dodd-Frank Act and modified certain post-crisis regulatory requirements. On October 10, 2019, the Federal Reserve Board, OCC, and FDIC issued final rules, which we refer to as the Tailoring Rules, that tailor the applicability of the Federal Reserve Board’s enhanced prudential standards relating to capital, liquidity, and other risk management matters, and apply certain of these standards to savings and loan holding companies (other than those substantially engaged in insurance underwriting or commercial activities) that have total consolidated assets of $100 billion or more based on the average of the previous four quarters, referred to as “covered savings and loan holding companies.” Because Synchrony had average total consolidated assets of $100 billion or more based on a four quarter average as of March 31, 2023, Synchrony will become subject to these enhanced prudential standards following applicable transition periods. The enhanced prudential standards are discussed in greater detail below.
The recent and possible future changes to the regulatory framework applicable to Synchrony and the Bank make it difficult to assess the overall financial impact of the Dodd-Frank Act and related regulatory developments on us and across the industry. See also “Regulation—Risk Factors Relating to Regulation—Ongoing changes to the regulatory framework applicable to us have had, and may continue to have, a significant impact on our business, financial condition and results of operations.”

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
For a discussion of our capital ratios at December 31, 2023, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Capital.”
Under the Tailoring Rules, most covered savings and loan holding companies with average total consolidated assets of $100 billion or more, but less than $250 billion, are subject to supervisory stress tests on a biennial basis, in even calendar years. Because Synchrony had average total consolidated assets of $100 billion or more based on a four quarter average as of March 31, 2023, it will become subject to these stress tests following a transition period of at least five quarters. Synchrony currently expects that the 2026 supervisory stress test is the first stress test in which it will be required to participate.
Covered savings and loan holding companies with average total consolidated assets of $100 billion or more are subject to a stress capital buffer in lieu of the 2.5% capital conservation buffer. The stress capital buffer is calculated as the amount of loss of common equity Tier 1 capital incurred by the Company in the severely adverse scenario of the most recent supervisory stress test exercise, assuming certain continued payments on capital instruments, and is subject to a floor of 2.5% of risk-weighted assets. Because Synchrony had average total consolidated assets of $100 billion or more based on a four quarter average at March 31, 2023, it will become subject to the stress capital buffer once it begins to participate in supervisory stress tests. As a result, its capital requirements may increase and its ability to pay dividends, make other capital distributions, or redeem or repurchase its stock may be adversely impacted.
Under a December 2018 final rule, banking organizations were permitted to phase in the regulatory capital effects of the CECL model, the new accounting standard for credit losses, over three years. On March 27, 2020, the CARES Act was signed into law, and included a provision that permits financial institutions to defer temporarily the use of CECL. In a related action, the joint federal bank regulatory agencies issued an interim final rule effective March 31, 2020, that allows banking organizations that implemented CECL in 2020 to elect to mitigate the effects of the CECL accounting standard on their regulatory capital for two years. This two-year delay is in addition to the three-year transition period that the agencies had already made available in December 2018. Synchrony and the Bank have elected to defer the regulatory capital effects of CECL in accordance with the interim final rule, and not to apply the deferral of CECL available under the CARES Act. As a result, the effects of CECL on Synchrony’s and the Bank’s regulatory capital were delayed through the year 2021, and are being phased-in over a three-year period from January 1, 2022 through December 31, 2024. Under the March 31, 2020 interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period included both the initial impact of a banking organization’s adoption of CECL at January 1, 2020, and 25% of subsequent changes in its allowance for credit losses during each quarter of the two-year period ended December 31, 2021.
On July 27, 2023, the federal banking agencies proposed rules that would change the regulatory capital requirements for banking organizations that have $100 billion or more in total assets, such as Synchrony, or have significant trading activity. The proposed rules would implement the international capital standards issued by the Basel Committee on Banking Supervision and are known as the “Basel Endgame” proposal. Among other changes, the proposed rules would lower the threshold for the amount of certain deferred tax assets that must be deducted from capital, and introduce a new expanded risk-based approach for calculating risk weighted assets, which, compared to the standardized approach to which Synchrony is currently subject, would add an operational risk charge and apply higher credit conversion factors to the unused portion of unconditionally cancellable lines of credit. We are currently assessing the impact of the proposed rules to our business. However, to the extent the proposed changes are finalized and adopted, they would likely increase our regulatory capital requirements, which may decrease our return on equity and could result in limitations on our ability to pay dividends or repurchase our stock.
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
Covered savings and loan holding companies with average total consolidated assets of $100 billion or more are subject to formal capital plan submission requirements. Because, Synchrony had average total consolidated assets of $100 billion or more based on a four quarter average as of March 31, 2023, it became subject to formal capital plan submission requirements as of January1, 2024, and as a result, its capital requirements may increase and its ability to pay dividends, make other capital distributions, or redeem or repurchase its stock may be adversely impacted.

Liquidity
Under the Tailoring Rules, covered savings and loan holding companies with average total consolidated assets of $100 billion or more must comply with enhanced prudential standards with respect to liquidity management, including maintaining diversified liquidity buffers and regularly conducting liquidity stress tests. Because, Synchrony had average total consolidated assets of $100 billion or more based on a four quarter average as of March 31, 2023, it will become subject to these enhanced prudential standards beginning April 1, 2024.
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
The Federal Reserve Board has the authority to limit a financial holding company’s ability to conduct otherwise permissible activities if the financial holding company or any of its depository institution subsidiaries ceases to meet the applicable eligibility requirements, including requirements that the financial holding company and each of its U.S. depository institution subsidiaries maintain their status as “well-capitalized” and “well-managed.” The Federal Reserve Board may also impose corrective capital and/or managerial requirements on the financial holding company and may, for example, require divestiture of the holding company’s depository institutions if the deficiencies persist. Federal regulations additionally provide that if any depository institution controlled by a financial holding company fails to maintain at least a “Satisfactory” rating under the Community Reinvestment Act (“CRA”), the financial holding company and its subsidiaries are prohibited from engaging in additional activities that are permissible only for financial holding companies.
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
Resolution
As a savings and loan holding company with $100 billion or more in assets, Synchrony may become subject to long-term debt requirements that are intended to facilitate an orderly resolution of large banking organizations and make their funding profiles more stable. An August 2023 interagency notice of proposed rulemaking would require depository institution holding companies with $100 billion or more in assets to issue minimum amounts of long-term debt and to maintain “clean” holding companies without certain types of liabilities, and, relatedly, would require insured depository institution subsidiaries with $100 billion or more in assets to issue minimum amounts of long-term debt to a holding company. While we are assessing the impact of the proposed rule to our business, if the proposed changes are finalized and adopted, they may require changes to our funding strategy and/or increase our cost of funding.

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
Capital
The Bank is required by OCC regulations to maintain specified levels of regulatory capital. Institutions that are not well-capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits. The OCC is authorized and, under certain circumstances, required to take certain actions against an institution that fails to meet the minimum ratios for an adequately capitalized institution. At December 31, 2023, the Bank met or exceeded all applicable requirements to be deemed well-capitalized under OCC regulations.
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
As an insured depository institution, the Bank is also subject to the FDIA, which requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors that are established by regulation. To be well-capitalized for purposes of the FDIA, the Bank must maintain a common equity Tier 1 capital to risk-weighted assets ratio of 6.5%, a Tier 1 capital to risk-weighted assets ratio of 8%, a total capital to risk-weighted assets ratio of 10%, and a leverage ratio of Tier 1 capital to total consolidated assets of 5%, and not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by the OCC to meet or maintain a specific capital level for any capital measure. At December 31, 2023, the Bank met or exceeded all applicable requirements to be deemed well-capitalized for purposes of the FDIA.

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
On October 24, 2023, the federal banking agencies issued a final rule that revises how they evaluate an insured depository institution’s record of satisfying the credit needs of its entire communities, including low- and moderate- income individuals and neighborhoods, under the CRA. The final rule provides that Limited Purpose banks, such as the Bank, will continue to be evaluated primarily on the basis of their community development activities. Compliance with most provisions of the final rule will be required beginning January 1, 2026. The Bank is evaluating the impact of the final rule.
The FDIA prohibits insured banks from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited) unless it is “well-capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. A bank that is “adequately capitalized” and that accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions under the FDIA on a bank that is “well-capitalized.” Further, “undercapitalized” institutions are subject to growth limitations. At December 31, 2023, the Bank met or exceeded all applicable requirements to be deemed well-capitalized for purposes of the FDIA. An inability to accept brokered deposits in the future could materially adversely impact our funding costs and liquidity.
Deposit Insurance
The FDIA requires the Bank to pay deposit insurance assessments. Under the FDIC’s current deposit insurance assessment methodology, the Bank is required to pay deposit insurance assessments based on its average consolidated total assets, less average tangible equity, and various other regulatory factors included in an FDIC assessment scorecard.

Deposit insurance assessments are also affected by the minimum reserve ratio with respect to the federal Deposit Insurance Fund (the “DIF”). The Dodd-Frank Act increased the minimum reserve ratio with respect to the DIF to 1.35% and removed the statutory cap on the reserve ratio. The FDIC subsequently adopted a designated ratio of 2% and may increase that ratio in the future. Since the outbreak of the COVID-19 pandemic, the amount of total estimated insured deposits has grown very rapidly while the funds in the DIF have grown at a normal rate, causing the DIF reserve ratio to fall below the statutory minimum of 1.35%. The FDIC adopted a restoration plan in September 2020, which it amended in June 2022, to restore the DIF reserve ratio to at least 1.35% by September 30, 2028. On October 18, 2022 the FDIC adopted a final rule to increase initial base deposit insurance assessment rates for insured depository institutions by 2 basis points, beginning with the first quarterly assessment period of 2023. The increased assessment rate schedules will remain in effect unless and until the reserve ratio of the DIF meets or exceeds 2%. As a result of the final rule, the FDIC insurance costs of insured depository institutions, including the Bank, have generally increased.
In addition, on November 16, 2023, the FDIC adopted a final rule to implement a special assessment to recover losses to the DIF arising from the protection of uninsured depositors following the receiverships of failed institutions in the spring of 2023. The assessment base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits reported for the quarter ended December 31, 2022, minus the first $5 billion in estimated insured deposits. The FDIC will collect the special assessment over eight quarterly assessment periods starting with the first quarter of 2024, at a quarterly rate of 3.36 basis points. Synchrony recognized the entire special assessment expense of $9 million in the fourth quarter of 2023. However, depending on future adjustments to the DIF’s estimated loss, the FDIC has retained the ability to cease collection early, extend the special assessment collection period, or impose a one-time final shortfall assessment.
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
Resolution Planning
Under FDIC regulations, an insured depository institution with $50 billion or more in total assets is required annually to submit to the FDIC a plan for the institution’s resolution in the event of its failure. The plan is designed to enable the FDIC, if appointed receiver for the institution, to resolve the institution under sections 11 and 13 of the FDIA in a manner that ensures that its depositors receive access to their insured deposits within one business day of the institution's failure (two business days if the failure occurs on a day other than Friday), maximizes the net present value return from the sale or disposition of the institution’s assets, and minimizes the amount of any loss realized by the creditors in the resolution. The resolution plan requirement is intended to ensure that the FDIC has access to all of the material information it needs to resolve a large insured depository institution efficiently in the event of its failure. Under a moratorium that has been in place since April 2019, the FDIC has suspended requiring resolution plan submissions for insured depository institutions with less than $100 billion in total assets, which included the Bank prior to September 30, 2023. Insured depository institutions with $100 billion or more of total assets, like the Bank, are required to submit resolution plans every three years.
On August 29, 2023, the FDIC issued a proposed rule that would impose additional requirements for the content of resolution plans submitted by insured depository institutions with $100 billion or more in total assets, including the Bank. Under the proposal, if the FDIC deems a resolution plan filing not credible and the insured depository institution fails to resubmit a credible plan, the institution could become subject to an enforcement action. We are evaluating the impact of this proposal.
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
The CARD Act, which was enacted in 2009, amended the Truth in Lending Act and required us to make significant changes to many of our business practices, including marketing, underwriting, pricing and billing. The CARD Act’s restrictions on our ability to increase interest rates on existing balances to respond to market conditions and credit risk ultimately limits our ability to extend credit to new customers and provide additional credit to current customers. Other CARD Act restrictions, such as limitations on late fees, have resulted and will continue to result in reduced interest income and loan fee income. On February 1, 2023, the CFPB issued a notice of proposed rulemaking which, if adopted, likely would result in a significant reduction of credit card late fees assessed by credit card issuers and may adversely impact our earnings. See "—Risk Factors Relating to our Business - The CFPB's proposed rule on credit card late fees, if adopted, could materially adversely affect our business and results of operations."
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
Ongoing changes to the regulatory framework applicable to us have had, and may continue to have, a significant impact on our business, financial condition and results of operations.
Ongoing changes to the regulatory framework applicable to us have had, and may continue to have, a significant adverse impact on our business, results of operations and financial condition. For example, the Dodd-Frank Act and related regulations restrict certain business practices, impose stringent capital, liquidity and leverage ratio requirements, as well as additional costs (including increased compliance costs and increased costs of funding raised through the issuance of asset-backed securities), on us, and impact the value of our assets. In addition, the Dodd-Frank Act requires us to serve as a source of financial strength for any insured depository institution we control, such as the Bank. Such support may be required by the Federal Reserve Board at times when we might otherwise determine not to provide it or when doing so is not otherwise in the interest of Synchrony or its stockholders, noteholders or creditors. We describe certain provisions of the Dodd-Frank Act and other legislative and regulatory developments in “Regulation—Regulation Relating to Our Business.”
The EGRRCPA and related regulatory reform initiatives modified many of the Dodd-Frank Act’s requirements, including provisions in the Tailoring Rules that apply certain enhanced prudential standards to covered savings and loan holding companies. As a result, because we had average total consolidated assets of $100 billion or more based on a four quarter average as of March 31, 2023, following applicable transition periods we will become subject to biennial supervisory stress tests, formal capital plan submission requirements, and the stress capital buffer, which will impose additional requirements and constraints on us.

Additional rulemaking may impose new capital requirements and limitations on our ability to pay dividends or redeem or repurchase our stock, increase liquidity requirements, require changes to our funding strategy and/or increase our funding and operating costs. Such additional rulemaking includes an existing rule proposal to change the regulatory capital requirements for U.S. banking organizations with at least $100 billion in total assets, and an existing proposal to require depository institution holding companies with $100 billion or more in assets to issue minimum amounts of long-term debt and maintain “clean” holding companies. See “Regulation—Regulation Relating to Our Business—Savings and Loan Holding Company Regulation—Capital” and “Regulation—Regulation Relating to Our Business—Savings and Loan Holding Company Regulation—Resolution.
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
There is ongoing uncertainty as to how the CFPB’s strategies and priorities, including in both its examination and enforcement processes, will impact our business and our results of operations going forward. Actions by the CFPB could result in requirements to alter or cease offering affected products and services, including deferred interest products, making them less attractive to consumers and less profitable to us and also restricting our ability to offer them. In addition, since 2013, the Bank has entered into two consent orders with the CFPB - one in 2013, which has since been terminated; and another in 2014 with respect to a debt cancellation product and sales practices and an unrelated issue that arose from the Bank’s self-identified omission of certain Spanish-speaking customers and customers residing in Puerto Rico from two offers that were made to certain delinquent customers. The Bank’s resolutions with the CFPB do not preclude other regulators or state attorneys general from seeking additional monetary or injunctive relief with respect to these or other issues, and any such relief could have a material adverse effect on our business, results of operations or financial condition.
Although we have committed significant resources to enhancing our compliance programs, changes by the CFPB in regulatory expectations, interpretations or practices or interpretations that are different or stricter than ours or those adopted in the past by the CFPB or other regulators could increase the risk of additional enforcement actions, fines and penalties. Most recently, the CFPB has identified certain areas of concern for consumers, including, for example, the increasing sophistication of underwriting, fair lending concerns (including in marketing), debt collection, excessive and/or unexpected fees and medical debt. Actions by the CFPB with respect to these or other areas could result in requirements to alter our products and services that may make them less attractive to consumers or less profitable to us. For example, on February 1, 2023, the CFPB issued a notice of proposed rulemaking which, if adopted, likely would result in a significant reduction of credit card late fees assessed by credit card issuers. For a discussion of risks related to the CFPB's proposed late fee rule, please see "—Risk Factors Relating to our Business—The CFPB's proposed rule on credit card late fees, if adopted, could materially adversely affect our business and results of operations." Additionally, on July 7, 2023, the CFPB, together with the U.S. Department of Health and Human Services and the U.S. Department of the Treasury, issued a request for information soliciting public comment on medical credit cards, loans, and other financial products used to pay for health care, which may lead to additional regulatory, supervisory, or enforcement activity regarding these products.

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
Synchrony and the Bank may be subject to increasingly stringent capital adequacy standards in the future. For instance, because Synchrony had, as of March 31, 2023, $100 billion or more in average total consolidated assets based on a four quarter average, Synchrony will become subject to biennial supervisory stress tests, a formal capital plan submission requirement, and the stress capital buffer following applicable transition periods. See “Regulation—Regulation Relating to Our Business— Savings and Loan Holding Company Regulation—Capital” and “Regulation—Regulation Relating to Our Business— Savings and Loan Holding Company Regulation—Dividends and Stock Repurchases.” Once Synchrony becomes subject to supervisory stress tests, a formal capital plan submission requirement, and/or the stress capital buffer, Synchrony could be subject to additional restrictions on its ability to return capital to shareholders. In addition, in July 2023 the federal banking agencies proposed changes to the capital requirements of banking organizations that have $100 billion or more in total assets. See “Regulation—Regulation Relating to Our Business— Savings and Loan Holding Company Regulation—Capital. To the extent the proposed changes are finalized and adopted, they would likely increase our regulatory capital requirements, which may decrease our return on equity and could result in limitations on our ability to pay dividends or repurchase our stock.
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

Synchrony must also continue to comply with regulatory requirements related to the maintenance, management, monitoring and reporting of liquidity as discussed in “Regulation—Regulation Relating to Our Business.” Under the Tailoring Rules, enhanced prudential standards with respect to liquidity management apply to covered savings and loan holding companies with $100 billion or more in average total consolidated assets, based on a four quarter average. See “Regulation—Regulation Relating to Our Business—Legislative and Regulatory Developments.” Because Synchrony met the four-quarter average total consolidated assets threshold as of March 31, 2023, such requirements will apply to us in the future after a transition period, which could cause our results of operations and financial condition to be materially adversely affected.
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
Opinion on Internal Control Over Financial Reporting
We have audited Synchrony Financial and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Statements of Financial Position of the Company as of December 31, 2023 and 2022, the related Consolidated Statements of Earnings, Comprehensive Income, Changes in Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 8, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
February 8, 2024

Report of Independent Registered Public Accounting Firm
____________________________________________________________________________________________

To the Stockholders and Board of Directors
Synchrony Financial:
Opinion on the Consolidated Financial Statements
We have audited the accompanying Consolidated Statements of Financial Position of Synchrony Financial and subsidiaries (the Company) as of December 31, 2023 and 2022, the related Consolidated Statements of Earnings, Comprehensive Income, Changes in Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 8, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Allowance for Credit Losses on Loan Receivables
As discussed in Notes 2 and 5 to the consolidated financial statements, the Company’s allowance for credit losses (ACL) as of December 31, 2023 was $10,571 million. The Company estimated and recognized losses on loan receivables upon origination of the loan, based on expected credit losses for the life of the loan balance as of the period end date. Expected credit loss estimates for the December 31, 2023 ACL involved modeling of loss projections attributable to existing loan balances, considering historical experience, current conditions, and future expectations for pools of loans with similar risk characteristics over the reasonable and supportable forecast period. The model considers a macroeconomic forecast, with unemployment as the primary macroeconomic variable. The Company used an enhanced migration analysis to estimate the likelihood that a loan will progress through the various stages of delinquency. After the reasonable and supportable forecast period, the Company reverted to historical loss information at the loan receivables segment level. The historical loss information was derived from a combination of recessionary and non-recessionary performance periods. In determining expected credit losses over the life of the loan balance, the Company utilized an approach which implicitly considered total expected future payments and applied appropriate allocations to reduce those payments in order to estimate losses pertaining to measurement date loan receivables. The Company also performed a qualitative assessment in addition to model estimates and applied qualitative adjustments as necessary.
We identified the assessment of the December 31, 2023 ACL as a critical audit matter. A high degree of auditor effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the December 31, 2023 ACL due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the December 31, 2023 ACL methodologies, including the methods and models used to estimate expected credit losses. The assessment also included an evaluation of the significant assumptions to the December 31, 2023 ACL, which included: (1) the segmentation of the loan receivables population with similar risk characteristics, (2) the length of the historical experience, (3) the length of the reasonable and supportable forecast period, (4) the estimated life of the loan, (5) the reversion to historical loss information, and (6) the macroeconomic forecast. The assessment also included an evaluation of the conceptual soundness of the models. In addition, auditor judgment was required to evaluate the sufficiency of the audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the December 31, 2023 ACL, including controls over the:

•development and approval of the December 31, 2023 ACL methodologies
•development and performance monitoring of the models
•identification and determination of the significant assumptions used to estimate the ACL
•monitoring of the December 31, 2023 ACL results, trends, and ratios.
We evaluated the Company’s process to develop the December 31, 2023 ACL by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized industry knowledge and experience, who assisted in:

•evaluating the Company’s December 31, 2023 ACL methodologies for compliance with U.S. generally accepted accounting principles
•assessing the conceptual soundness of the models used by inspecting model documentation to determine whether the models are suitable for intended use
•determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and evaluating statistical testing performed
•evaluating the length of the historical experience period by comparing to portfolio performance and evaluating the back-testing and sensitivity testing performed
•evaluating the length of the reasonable and supportable period by comparing to model performance, including back testing results, the quantitative methodology, and industry practice
•determining whether the estimated life of the loan is appropriate based on empirical analysis performed and industry practice
•evaluating whether the length of the reversion period is appropriate based on empirical analysis
•evaluating whether the reversion method uses a systematic and rational approach
•assessing the historical loss information that is being reverted to by verifying whether the historical loss information captures a through the cycle estimate and evaluating the consistency of the empirical analysis performed based on industry data and established methodology
•assessing the macroeconomic forecast by evaluating the Company’s process for evaluating future expectations of macroeconomic conditions, comparing to portfolio performance, and comparing to publicly available forecasts
•evaluating the methods and assumptions used to develop certain qualitative adjustments compared with relevant credit risk factors and consistency with credit trends.
We also assessed the sufficiency of the audit evidence obtained related to the December 31, 2023 ACL by evaluating the cumulative results of the audit procedures and potential bias in the accounting estimates.

/s/ KPMG LLP
We have served as the Company’s auditor since 2013.
New York, New York
February 8, 2024

Synchrony Financial and subsidiaries
Consolidated Statements of Earnings ____________________________________________________________________________________

For the years ended December 31 ($ in millions, except per share data)	2023	2022	2021
Interest income:
Interest and fees on loans (Note 5)	$19,902	$16,881	$15,228
Interest on cash and debt securities	808	265	43
Total interest income	20,710	17,146	15,271
Interest expense:
Interest on deposits	2,952	1,008	566
Interest on borrowings of consolidated securitization entities	340	196	169
Interest on senior and subordinated unsecured notes	419	317	297
Total interest expense	3,711	1,521	1,032
Net interest income	16,999	15,625	14,239
Retailer share arrangements	(3,661)	(4,331)	(4,528)
Provision for credit losses (Note 5)	5,965	3,375	726
Net interest income, after retailer share arrangements and provision for credit losses	7,373	7,919	8,985
Other income:
Interchange revenue	1,031	982	880
Protection product revenue	510	387	284
Loyalty programs	(1,370)	(1,257)	(992)
Other	118	268	309
Total other income	289	380	481
Other expense:
Employee costs	1,884	1,681	1,501
Professional fees	842	832	782
Marketing and business development	527	487	486
Information processing	712	623	550
Other	793	714	644
Total other expense	4,758	4,337	3,963
Earnings before provision for income taxes	2,904	3,962	5,503
Provision for income taxes (Note 15)	666	946	1,282
Net earnings	$2,238	$3,016	$4,221
Net earnings available to common stockholders	$2,196	$2,974	$4,179

Earnings per share
Basic	$5.21	$6.19	$7.40
Diluted	$5.19	$6.15	$7.34

See accompanying notes to consolidated financial statements.

Synchrony Financial and subsidiaries
Consolidated Statements of Comprehensive Income
____________________________________________________________________________________________

For the years ended December 31 ($ in millions)	2023	2022	2021

Net earnings	$2,238	$3,016	$4,221

Other comprehensive income (loss)
Debt securities	60	(97)	(21)
Currency translation adjustments	—	(12)	(4)
Employee benefit plans	(3)	53	7
Other comprehensive income (loss)	57	(56)	(18)

Comprehensive income	$2,295	$2,960	$4,203

Amounts presented net of taxes.

See accompanying notes to consolidated financial statements.

Synchrony Financial and subsidiaries
Consolidated Statements of Financial Position
____________________________________________________________________________________________

At December 31 ($ in millions)	2023	2022

Assets
Cash and equivalents	$14,259	$10,294
Debt securities (Note 4)	3,799	4,879
Loan receivables: (Notes 5 and 6)
Unsecuritized loans held for investment	81,554	72,638
Restricted loans of consolidated securitization entities	21,434	19,832
Total loan receivables	102,988	92,470
Less: Allowance for credit losses	(10,571)	(9,527)
Loan receivables, net	92,417	82,943
Goodwill (Note 7)	1,018	1,105
Intangible assets, net (Note 7)	815	742
Other assets	4,915	4,601
Assets held for sale (Note 3)	256	—
Total assets	$117,479	$104,564

Liabilities and Equity
Deposits: (Note 8)
Interest-bearing deposit accounts	$80,789	$71,336
Non-interest-bearing deposit accounts	364	399
Total deposits	81,153	71,735
Borrowings: (Notes 6 and 9)
Borrowings of consolidated securitization entities	7,267	6,227
Senior and subordinated unsecured notes	8,715	7,964
Total borrowings	15,982	14,191
Accrued expenses and other liabilities	6,334	5,765
Liabilities held for sale (Note 3)	107	—
Total liabilities	$103,576	$91,691

Equity:
Preferred stock, par share value $0.001 per share; 750,000 shares authorized; 750,000 shares issued and outstanding at both December 31, 2023 and 2022 and aggregate liquidation preference of $750 at both December 31, 2023 and 2022	$734	$734
Common stock, par share value 0.001 per share; 4,000,000,000 shares authorized; 833,984,684 shares issued at both December 31, 2023 and 2022; 406,875,775 and 438,216,755 shares outstanding at December 31, 2023 and 2022, respectively	1	1
Additional paid-in capital	9,775	9,718
Retained earnings	18,662	16,716
Accumulated other comprehensive income (loss):
Debt securities	(33)	(93)
Currency translation adjustments	(38)	(38)
Employee benefit plans	3	6
Treasury stock, at cost; 427,108,909 and 395,767,929 shares at December 31, 2023 and 2022, respectively	(15,201)	(14,171)
Total equity	13,903	12,873
Total liabilities and equity	$117,479	$104,564

See accompanying notes to consolidated financial statements.

Synchrony Financial and subsidiaries
Consolidated Statements of Changes in Equity
____________________________________________________________________________________________

	Preferred Stock		Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2021	750	$734	833,985	$1	$9,570	$10,621	$(51)	$(8,174)	$12,701
Net earnings	—	—	—	—	—	4,221	—	—	4,221
Other comprehensive income	—	—	—	—	—	—	(18)	—	(18)
Purchases of treasury stock	—	—	—	—	—	—	—	(2,876)	(2,876)
Stock-based compensation	—	—	—	—	99	(55)	—	125	169
Dividends - preferred stock ($56.24 per share)	—	—	—	—	—	(42)	—	—	(42)
Dividends - common stock ($0.88 per share)	—	—	—	—	—	(500)	—	—	(500)
Balance at December 31, 2021	750	$734	833,985	$1	$9,669	$14,245	$(69)	$(10,925)	$13,655
Net earnings	—	—	—	—	—	3,016	—	—	3,016
Other comprehensive income	—	—	—	—	—	—	(56)	—	(56)
Purchases of treasury stock	—	—	—	—	—	—	—	(3,320)	(3,320)
Stock-based compensation	—	—	—	—	49	(69)	—	74	54
Dividends - preferred stock ($56.24 per share)	—	—	—	—	—	(42)	—	—	(42)
Dividends - common stock ($0.90 per share)	—	—	—	—	—	(434)	—	—	(434)
Balance at December 31, 2022	750	$734	833,985	$1	$9,718	$16,716	$(125)	$(14,171)	$12,873
Cumulative effect of change in accounting principle						222			$222
Adjusted balance, beginning of period	750	$734	833,985	$1	$9,718	$16,938	$(125)	$(14,171)	$13,095
Net earnings	—	—	—	—	—	2,238	—	—	2,238
Other comprehensive income	—	—	—	—	—	—	57	—	57
Purchases of treasury stock	—	—	—	—	—	—	—	(1,112)	(1,112)
Stock-based compensation	—	—	—	—	57	(66)	—	82	73
Dividends - preferred stock ($56.24 per share)	—	—	—	—	—	(42)	—	—	(42)
Dividends - common stock ($0.96 per share)	—	—	—	—	—	(406)	—	—	(406)
Balance at December 31, 2023	750	$734	833,985	$1	$9,775	$18,662	$(68)	$(15,201)	$13,903

See accompanying notes to consolidated financial statements.

Synchrony Financial and subsidiaries
Consolidated Statements of Cash Flows
____________________________________________________________________________________________

For the years ended December 31 ($ in millions)	2023	2022	2021
Cash flows - operating activities
Net earnings	$2,238	$3,016	$4,221
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for credit losses	5,965	3,375	726
Deferred income taxes	(458)	(421)	219
Depreciation and amortization	458	419	390
(Increase) decrease in interest and fees receivable	(645)	(197)	424
(Increase) decrease in other assets	7	21	37
Increase (decrease) in accrued expenses and other liabilities	293	(93)	560
All other operating activities	735	574	522
Cash provided from (used for) operating activities	8,593	6,694	7,099

Cash flows - investing activities
Maturity and sales of debt securities	5,011	3,984	5,080
Purchases of debt securities	(3,623)	(3,866)	(2,990)
Proceeds from sale of loan receivables	—	3,930	23
Net (increase) decrease in loan receivables, including held for sale	(14,900)	(13,733)	(6,378)
All other investing activities	(722)	(549)	(549)
Cash provided from (used for) investing activities	(14,234)	(10,234)	(4,814)

Cash flows - financing activities
Borrowings of consolidated securitization entities
Proceeds from issuance of securitized debt	2,294	2,720	2,361
Maturities and repayment of securitized debt	(1,257)	(3,784)	(2,886)
Senior and subordinated unsecured notes
Proceeds from issuance of senior and subordinated unsecured notes	740	2,235	744
Maturities and repayment of senior and subordinated unsecured notes	—	(1,500)	(1,500)
Dividends paid on preferred stock	(42)	(42)	(42)
Net increase (decrease) in deposits	9,437	9,453	(534)
Purchases of treasury stock	(1,112)	(3,320)	(2,876)
Dividends paid on common stock	(406)	(434)	(500)
All other financing activities	(22)	(44)	29
Cash provided from (used for) financing activities	9,632	5,284	(5,204)

Increase (decrease) in cash and equivalents, including restricted and held for sale amounts	3,991	1,744	(2,919)
Cash and equivalents, including restricted amounts, at beginning of year	10,430	8,686	11,605
Cash and equivalents at end of year:
Cash and equivalents	14,259	10,294	8,337
Restricted cash and equivalents included in other assets	50	136	349
Cash and equivalents, including restricted amounts, held for sale	112	—	$—
Total cash and equivalents, including restricted and held for sale amounts, at end of year	$14,421	$10,430	$8,686

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$(3,551)	$(1,356)	$(1,034)
Cash paid during the year for income taxes	$(1,125)	$(1,290)	$(1,112)

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
We primarily conduct our business within the United States and substantially all of our revenues are from U.S. customers. The operating activities conducted by our non-U.S. affiliates use the local currency as their functional currency. The effects of translating the financial statements of these non-U.S. affiliates to U.S. dollars are included in equity. Asset and liability accounts are translated at period-end exchange rates, while revenues and expenses are translated at average rates for the respective periods.
Consolidated Basis of Presentation
The Company’s financial statements have been prepared on a consolidated basis. Under this basis of presentation, our financial statements consolidate all of our subsidiaries – i.e., entities in which we have a controlling financial interest, most often because we hold a majority voting interest. To determine if we hold a controlling financial interest in an entity, we first evaluate if we are required to apply the variable interest entity (“VIE”) model to the entity, otherwise the entity is evaluated under the voting interest model. Where we hold current or potential rights that give us the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance (“power”) combined with a variable interest that gives us the right to receive potentially significant benefits or the obligation to absorb potentially significant losses (“significant economics”), we have a controlling financial interest in that VIE. Rights held by others to remove the party with power over the VIE are not considered unless one party can exercise those rights unilaterally. We consolidate certain securitization entities under the VIE model because we have both power and significant economics. See Note 6. Variable Interest Entities. Investments in which we do not hold a controlling financial interest but have significant influence over the entity’s financial and operating decisions are accounted for under the equity method.

Changes in Presentation
At December 31, 2023, contract costs related to our retailer partner agreements of $498 million, net of accumulated amortization, previously classified as Intangible assets are now presented as a component of Other assets on our Consolidated Statements of Financial Position. Reclassifications of prior period amounts of $545 million, net of accumulated amortization, have been made to conform with the current period presentation discussed above.
Protection product revenue in our Consolidated Statements of Income was previously captioned “Debt cancellation fees” and represents fees earned from our debt cancellation product offered to our credit card customers.
New Accounting Standards
Newly Adopted Accounting Standards
In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the separate recognition and measurement guidance for Troubled Debt Restructurings (“TDRs”) by creditors. The elimination of the TDR guidance may be adopted prospectively for loan modifications after adoption or on a modified retrospective basis, which would also apply to loans previously modified, resulting in a cumulative effect adjustment to retained earnings in the period of adoption for changes in the allowance for credit losses. The Company adopted this guidance as of January 1, 2023, on a modified retrospective basis, which resulted in the recognition of the effects of adoption through a cumulative-effect adjustment to retained earnings. As a result of adoption, we incurred a reduction of $294 million to the Company's allowance for credit losses, and a corresponding increase, net of tax effect, to retained earnings of $222 million. Subsequent updates to our estimate of expected credit losses have been recorded through the provision for credit losses in our Consolidated Statements of Earnings.
Recently Issued But Not Yet Adopted Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements and requires enhanced disclosures about significant segment expenses. The Company will adopt this guidance on a retrospective basis on its effective date, which for us is beginning within our December 31, 2024 Form 10-K.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires disclosure of specific categories in the rate reconciliation, as well as additional qualitative information about the reconciliation, and additional disaggregated information about income taxes paid. The Company will adopt this guidance on its effective date, which for us is beginning within our December 31, 2025 Form 10-K, and is currently determining the method of adoption.
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

Cash and Equivalents
Debt securities, money market instruments and bank deposits with original maturities of three months or less are included in cash and equivalents unless designated as available-for-sale and classified as debt securities. Cash and equivalents at December 31, 2023 primarily included cash and due from banks of $1.4 billion and interest-bearing deposits in other banks of $12.8 billion. Cash and equivalents at December 31, 2022 primarily included cash and due from banks of $1.5 billion and interest-bearing deposits in other banks of $8.8 billion.
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
Allowance for Credit Losses
As discussed above, the Company adopted ASU 2022-02 as of January 1, 2023.
Losses on loan receivables are estimated and recognized upon origination of the loan, based on expected credit losses for the life of the loan balance as of the period end date. Expected credit loss estimates involve modeling loss projections attributable to existing loan balances, considering historical experience, current conditions and future expectations for pools of loans with similar risk characteristics over the reasonable and supportable forecast period. The model considers a macroeconomic forecast, with unemployment as the primary macroeconomic variable considered. We also perform a qualitative assessment in addition to model estimates and apply qualitative adjustments as necessary. The reasonable and supportable forecast period is determined primarily based upon an assessment of the current economic outlook, including our ability to use available data to accurately forecast losses over time. The reasonable and supportable forecast period used in our estimate of credit losses at December 31, 2023 was 12 months, consistent with the forecast period utilized since adoption of CECL. The Company reassesses the reasonable and supportable forecast period on a quarterly basis. Beyond the reasonable and supportable forecast period, we revert to historical loss information at the loan receivables segment level over a 6-month period, gradually increasing the weight of historical losses by an equal amount each month during the reversion period, and utilize historical loss information thereafter for the remaining life of the portfolio. The historical loss information is derived from a combination of recessionary and non-recessionary performance periods, weighted by the time span of each period. Similar to the reasonable and supportable forecast period, we also reassess the reversion period and historical mean on a quarterly basis, considering any required adjustments for differences in underwriting standards, portfolio mix, and other relevant data shifts over time.
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

We evaluate each portfolio quarterly. For credit card receivables, our estimation process includes analysis of historical data, and there is a significant amount of judgment applied in selecting inputs and analyzing the results produced by the models to determine the allowance for credit losses. We use an enhanced migration analysis to estimate the likelihood that a loan will progress through the various stages of delinquency. The enhanced migration analysis considers uncollectible principal, interest and fees reflected in the loan receivables, segmented by credit and business parameters. We use other analyses to estimate expected losses on non-delinquent accounts, which include past performance, bankruptcy activity such as filings, policy changes and loan volumes and amounts. Holistically, for assessing the portfolio credit loss content, we also evaluate portfolio risk management techniques applied to various accounts, historical behavior of different account vintages, account seasoning, economic conditions, recent trends in delinquencies, account collection management including the impact of modifications made to borrowers experiencing financial difficulties, forecasting uncertainties, expectations about the future and a qualitative assessment of the adequacy of the allowance for credit losses. Key factors that impact the accuracy of our historical loss forecast estimates include the models and methodology utilized, credit strategy and trends, and consideration of material changes in our loan portfolio such as changes in growth and portfolio mix. We regularly review our collection experience (including delinquencies and net charge-offs) in determining our allowance for credit losses. We also consider our historical loss experience to date based on actual defaulted loans and overall portfolio indicators including delinquent and non-accrual loans, trends in loan volume and lending terms, credit policies and other observable environmental factors such as unemployment and home price indices. Additionally, the estimate of expected credit losses includes expected recoveries of amounts previously charged-off and expected to be charged-off.
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
The same loan receivable may meet more than one of the definitions above. Accordingly, these categories are not mutually exclusive, and it is possible for a particular loan to meet the definitions of a non-accrual loan and a delinquent loan, or be modified to a borrower experiencing financial difficulty, and be included in each of these categories. The categorization of a particular loan also may not necessarily be indicative of the potential for loss.
Loan Modifications to Borrowers Experiencing Financial Difficulty
Our loss mitigation strategy is intended to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions or other actions, for borrowers experiencing financial difficulty. We primarily use long-term modification programs for borrowers experiencing financial difficulty as a loss mitigation strategy to improve long-term collectability of the loans. The long-term modification programs include changing the structure of the loan to a fixed payment loan with a maturity no longer than 60 months, reducing the interest rate on the loan, and stopping the assessment of penalty fees. We also make long-term loan modifications for customers who request financial assistance through external sources, such as through consumer credit counseling service agencies. Long-term loan modification programs do not normally include the forgiveness of unpaid principal, interest or fees. We may also provide certain borrowers with a short-term loan modification program (generally up to 3 months) that can include the forgiveness of unpaid principal balance, interest and/or fees. We generally do not convert revolving loans to term loans, outside of loan modification programs for borrowers experiencing financial difficulties. The evaluation of whether a borrower is experiencing financial difficulty includes our consideration of all relevant facts and circumstances. See Note 5. Loan Receivables and Allowance for Credit Losses for additional information on our loan modifications to borrowers experiencing financial difficulty.

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
When a portion of a reporting unit constitutes a business that is being disposed of, the amount of goodwill to be included in the carrying amount of the business classified as held for sale is based upon the relative fair values of the business to be disposed of and the portion of the reporting unit that will be retained.
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
Definite-lived intangible assets principally consist of certain costs incurred to develop or acquire capitalized software and customer-related assets including purchased credit card relationships. Capitalized software is amortized on a straight-line basis over its estimated useful life, generally 5 years. Customer-related assets are amortized over their estimated useful lives. Defined-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The evaluation compares the cash inflows expected to be generated from each intangible asset to its carrying value. If cash flows attributable to the intangible asset are less than the carrying value, the asset is considered impaired and written down to its estimated fair value.

Other Assets
Other assets primarily consist of deferred income taxes, contract costs related to our retail partner agreements and equity investments. Retail partner contract costs are recognized over the life of the contract with the retail partner and are included as a component of marketing and business development expense in our Consolidated Statements of Earnings.
Discontinued Operations and Held for Sale
An entity is classified as held for sale in the period in which management approves and commits to a plan to sell the entity, the entity is available to be sold in its immediate condition subject to usual and customary terms, the entity is being actively marketed at a reasonable price with other actions required to complete the plan to sale initiated, the sale is generally probable to be completed within one year, and it is unlikely that there will be significant changes to the plan to sell.
The disposal of an entity should be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on the Company’s operations and financial results, otherwise the results of the entity to be disposed continue to be presented within continuing operations on the Consolidated Statements of Earnings.
Assets and liabilities to be disposed of have been reclassified to held for sale in our Consolidated Statements of Financial Position. See Note 3. Dispositions and Acquisitions for further details.
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
Direct loan origination costs on credit card loans are deferred and amortized on a straight-line basis over a one-year period, or the life of the loan for other loan receivables, and are included in interest and fees on loans in our Consolidated Statements of Earnings. See Note 5. Loan Receivables and Allowance for Credit Losses for further detail.
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
Other Income
Interchange and Protection Product Revenue
Other Income primarily includes interchange and protection product revenue. We earn interchange revenue at the time the cardholder transaction occurs. Protection product revenue represents fees earned from our Payment Security offering, which is a debt cancellation product. Fees are assessed and recognized during the monthly coverage period, based upon a customer's account balance.

Loyalty Programs
Our loyalty programs are designed to generate increased purchase volume per customer while reinforcing the value of our credit cards and strengthening cardholder loyalty. These programs typically provide cardholders with statement credit or cash back rewards. Other programs include rewards points, which are redeemable for a variety of products or awards, or merchandise discounts that are earned by achieving a pre-set spending level on their private label credit card, Dual Card or general purpose co-branded credit card. We establish a rewards liability based on points and merchandise discounts earned that are ultimately expected to be redeemed and the average cost per point at redemption. The rewards liability is included in accrued expenses and other liabilities in our Consolidated Statements of Financial Position. Cash rebates are earned based on a tiered percentage of purchase volume. As points and discounts are redeemed or cash rebates and rewards are issued, the rewards liability is relieved. The estimated cost of loyalty programs is classified as a reduction to other income in our Consolidated Statements of Earnings.
Other Expense
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
Equity Securities Without Readily Determinable Fair Values

The company measures certain equity securities without readily determinable fair values using observable price changes in orderly transactions for the identical or a similar investment of the same issuer when they occur. Changes in observable price changes are recognized in other income in our Consolidated Statements of Earnings.
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
NOTE 3.    ACQUISITIONS AND DISPOSITIONS
Ally Lending
In January 2024, we announced our agreement to acquire Ally Financial Inc.'s point of sale financing business, Ally Lending. The assets of Ally Lending at December 31, 2023 included approximately $2.2 billion of loan receivables. The transaction is expected to close in the first quarter of 2024, subject to the completion of customary closing conditions.
Pets Best
In November 2023, we entered into an agreement for the sale of our wholly-owned subsidiary, Pets Best Insurance Services, LLC (“Pets Best”) to Poodle Holdings, Inc. (“Buyer”) for consideration comprising a combination of cash and an equity interest in Independence Pet Holdings, Inc., an affiliate of Buyer. Subject to regulatory approval and other customary closing conditions, the transaction is expected to close in the first quarter of 2024, and is expected to result in the recognition of a gain on sale. The gain amount to be recognized will be determined based upon the carrying amount of net assets of Pets Best and the final valuation of consideration to be received at closing.
At December 31, 2023, $256 million in assets and $107 million in liabilities are classified as held for sale on our Consolidated Statements of Financial Position related to the planned disposition. The composition of those assets and liabilities are included in the table below.

At December 31 ($ in millions)	2023
Assets
Cash	$19
Goodwill(a)	87
Intangible assets, net	24
Other assets(b)	126
Total assets held for sale	$256

Liabilities
Other liabilities	107
Total liabilities held for sale	$107
_____________
(a)    The allocated goodwill is subject to change based upon the carrying amount of net assets of Pets Best and the final valuation of consideration to be received at closing.
(b)    Other assets primarily includes $93 million of restricted cash and equivalents.

NOTE 4.    DEBT SECURITIES
All of our debt securities are classified as available-for-sale and are held to meet our liquidity objectives or to comply with the Community Reinvestment Act (“CRA”). Our debt securities consist of the following:

	December 31, 2023				December 31, 2022
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
($ in millions)	cost	gains	losses	fair value	cost	gains	losses	fair value
U.S. government and federal agency	$2,264	$1	$(1)	$2,264	$3,917	$—	$(53)	$3,864
State and municipal	10	—	—	10	10	—	—	10
Residential mortgage-backed(a)	392	—	(38)	354	467	—	(49)	418
Asset-backed(b)	1,167	4	(8)	1,163	599	—	(19)	580
Other	8	—	—	8	8	—	(1)	7
Total(c)	$3,841	$5	$(47)	$3,799	$5,001	$—	$(122)	$4,879
_____________
(a)    All of our residential mortgage-backed securities have been issued by government-sponsored entities and are collateralized by U.S. mortgages.
(b)    Our asset-backed securities are collateralized by credit card and auto loans.
(c)    At December 31, 2023 and 2022, the estimated fair value of debt securities pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve discount window advances was $360 million and $100 million, respectively.
The following table presents the estimated fair values and gross unrealized losses of our available-for-sale debt securities:

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
($ in millions)	fair value	losses	fair value	losses
At December 31, 2023
U.S. government and federal agency	$495	$—	$399	$(1)
State and municipal	—	—	9	—
Residential mortgage-backed	1	—	346	(38)
Asset-backed	171	—	244	(8)
Other	—	—	8	—
Total	$667	$—	$1,006	$(47)

At December 31, 2022
U.S. government and federal agency	$3,032	$(30)	$638	$(23)
State and municipal	5	—	5	—
Residential mortgage-backed	316	(31)	101	(18)
Asset-backed	230	—	348	(19)
Other	7	(1)	—	—
Total	$3,590	$(62)	$1,092	$(60)
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

Contractual Maturities of Investments in Available-for-Sale Debt Securities

	Amortized	Estimated	Weighted
At December 31, 2023 ($ in millions)	cost	fair value	Average yield(a)
Due
Within one year	$2,745	$2,738	4.5%
After one year through five years	$719	$722	5.3%
After five years through ten years	$179	$167	1.8%
After ten years	$198	$172	2.0%
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
There were no material realized gains or losses recognized for the years ended December 31, 2023, 2022 and 2021.
Although we generally do not have the intent to sell any specific securities held at December 31, 2023, in the ordinary course of managing our debt securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield, liquidity requirements and funding obligations.
NOTE 5.    LOAN RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

At December 31 ($ in millions)	2023	2022
Credit cards	$97,043	$87,630
Consumer installment loans	3,977	3,056
Commercial credit products	1,839	1,682
Other	129	102
Total loan receivables, before allowance for credit losses(a)(b)(c)	$102,988	$92,470
_______________________
(a)Total loan receivables include $21.4 billion and $19.8 billion of restricted loans of consolidated securitization entities at December 31, 2023 and 2022, respectively. See Note 6. Variable Interest Entities for further information on these restricted loans.
(b)At December 31, 2023 and 2022, loan receivables included deferred costs, net of deferred income, of $213 million and $237 million, respectively
(c)At December 31, 2023, $22.4 billion of loan receivables were pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve discount window advances.
Allowance for Credit Losses(a)(b)

($ in millions)	Balance at January 1, 2023	Impact of ASU 2022-02 Adoption	Post-Adoption Balance at January 1, 2023	Provision charged to operations(c)	Gross charge-offs	Recoveries	Balance at December 31, 2023
Credit cards	$9,225	$(294)	$8,931	$5,536	$(5,263)	$952	$10,156
Consumer installment loans	208	1	209	259	(218)	29	279
Commercial credit products	87	(1)	86	164	(128)	9	131
Other	7	—	7	(1)	(1)	—	5
Total	$9,527	$(294)	$9,233	$5,958	$(5,610)	$990	$10,571

($ in millions)	Balance at January 1, 2022	Provision charged to operations	Gross charge-offs	Recoveries	Other	Balance at December 31, 2022
Credit cards	$8,512	$3,105	$(3,202)	$810	$—	$9,225
Consumer installment loans	115	173	(97)	17	—	208
Commercial credit products	59	91	(70)	7	—	87
Other	2	6	(1)	—	—	7
Total	$8,688	$3,375	$(3,370)	$834	$—	$9,527

($ in millions)	Balance at January 1, 2021	Provision charged to operations	Gross charge-offs	Recoveries	Other	Balance at December 31, 2021
Credit cards	$10,076	$671	$(3,056)	$821	$—	$8,512
Consumer installment loans	127	25	(55)	17	1	115
Commercial credit products	61	28	(36)	6	—	59
Other	1	2	(1)	—	—	2
Total	$10,265	$726	$(3,148)	$844	$1	$8,688
_______________________
(a)The allowance for credit losses at December 31, 2023, 2022 and 2021 reflects our estimate of expected credit losses for the life of the loan receivables on our Consolidated Statements of Financial Position at December 31, 2023, 2022 and 2021, which include the consideration of current and expected macroeconomic conditions that existed at those dates.
(b)Comparative information is presented in accordance with the applicable accounting standards in effect prior to the adoption of ASU 2022-02.
(c)Provision for credit losses in the Consolidated Statements of Earnings for the year ended December 31, 2023 includes $7 million associated with a forward loan portfolio purchase recorded in Accrued expenses and other liabilities in the Consolidated Statements of Financial Position.
The reasonable and supportable forecast period used in our estimate of credit losses at December 31, 2023 was 12 months, consistent with the forecast period utilized since the adoption of CECL. Beyond the reasonable and supportable forecast period, we revert to historical loss information at the loan receivables segment level over a 6-month period, gradually increasing the weight of historical losses by an equal amount each month during the reversion period, and utilize historical loss information thereafter for the remaining life of the portfolio. The reversion period and methodology remain unchanged since the adoption of CECL.
Losses on loan receivables, including those which are modified for borrowers experiencing financial difficulty, are estimated and recognized upon origination of the loan, based on expected credit losses for the life of the loan balance at December 31, 2023. Expected credit loss estimates are developed using both quantitative models and qualitative adjustments, and incorporates a macroeconomic forecast. The current and forecasted economic conditions at the balance sheet date influenced our current estimate of expected credit losses, which reflects our expectations of the macroeconomic environment. We continue to experience a decrease in payment rates and an increase in delinquencies and net charge-offs during the year ended December 31, 2023. We expect net charge-offs to continue to increase. These conditions are reflected in our current estimate of expected credit losses, which remain generally consistent with the prior quarter. Our allowance for credit losses increased to $10.6 billion during the year ended December 31, 2023 primarily due to growth in loan receivables, partially offset by the reserve reduction associated with the adoption of ASU 2022-02. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies for additional information on our significant accounting policies related to our allowance for credit losses.

Delinquent and Non-accrual Loans
The following table provides information on our delinquent and non-accrual loans:

At December 31, 2023 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing
Credit cards	$2,375	$2,290	$4,665	$2,290	$—
Consumer installment loans	96	23	119	—	23
Commercial credit products	61	40	101	40	—
Total delinquent loans	$2,532	$2,353	$4,885	$2,330	$23
Percentage of total loan receivables	2.5%	2.3%	4.7%	2.3%	—%

At December 31, 2022 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing
Credit cards	$1,710	$1,516	$3,226	$1,516	$—
Consumer installment loans	61	14	75	—	14
Commercial credit products	44	32	76	32	—
Total delinquent loans	$1,815	$1,562	$3,377	$1,548	$14
Percentage of total loan receivables	2.0%	1.7%	3.7%	1.7%	—%
Consumer Installment Loans by Origination Year

	By origination year
At or for the year ended December 31, 2023 ($ in millions)	2023	2022	2021	2020	2019	Prior	Total
Amortized cost basis	$2,097	$931	$541	$312	$69	$27	$3,977
30-89 days delinquent	$44	$25	$15	$9	$2	$1	$96
90 or more days delinquent	$11	$6	$4	$2	$—	$—	$23
Current period gross charge-offs	$65	$84	$42	$19	$5	$3	$218

	By origination year
At December 31, 2022 ($ in millions)	2022	2021	2020	2019	2018	Prior	Total
Amortized cost basis	$1,441	$868	$535	$135	$58	$19	$3,056
30-89 days delinquent	$26	$18	$12	$3	$1	$1	$61
90 or more days delinquent	$6	$5	$2	$1	$—	$—	$14
Delinquency trends are the primary credit quality indicator for our consumer installment loans, which we use to monitor credit quality and risk within the portfolio.
Loan Modifications to Borrowers Experiencing Financial Difficulty
See Note 2. Basis of Presentation and Summary of Significant Accounting Policies - Allowance for Credit Losses - Loan Modifications to Borrowers Experiencing Financial Difficulty for additional information on our significant accounting policies related to loan modifications to borrowers experiencing financial difficulty.
Year ended December 31, 2023
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

	Year ended December 31, 2023
($ in millions)	Amount	% of Loan Receivables
Long-term modifications
Credit cards	$1,573	1.6%
Consumer installment loans	—	—%
Commercial credit products	6	0.3%
Short-term modifications
Credit cards	628	0.6%
Consumer installment loans	—	—%
Commercial credit products	1	—%
Total	$2,208	2.1%
Financial Effects of Loan Modifications to Borrowers Experiencing Financial Difficulty
As part of our loan modifications to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. For long-term modifications made in the year ended December 31, 2023, the financial effect of these modifications reduced the weighted-average interest rates by 97%. For short-term modifications made in the year ended December 31, 2023, unpaid balances of $186 million were forgiven.
Performance of Loans Modified to Borrowers Experiencing Financial Difficulty
The following table provides information on the performance of loans modified to borrowers experiencing financial difficulty which have been modified subsequent to January 1, 2023 and remain in a modification program at December 31, 2023:

	Amortized cost basis
At December 31, 2023 ($ in millions)	Current	30-89 days delinquent	90 or more days delinquent	Total past due(a)
Long-term modifications
Credit cards	$861	$180	$141	$321
Consumer installment loans	—	—	—	—
Commercial credit products	2	1	1	2
Short-term modifications
Credit cards	53	32	41	73
Consumer installment loans	—	—	—	—
Commercial credit products	—	—	—	—
Total delinquent modified loans	$916	$213	$183	$396
Percentage of total loan receivables	0.9%	0.2%	0.2%	0.4%
___________________
(a)    Once a loan has been modified, it only returns to current status (re-aged) after three consecutive monthly program payments are received post the modification date.

Payment Defaults
The following table presents the type, number and amount of loans to borrowers experiencing financial difficulty that enrolled in a long-term modification program during the year ended December 31, 2023 and experienced a payment default and charged-off during the year:

	Year ended December 31, 2023
($ in millions, accounts in thousands)	Accounts defaulted	Loans defaulted
Credit cards	96	$233
Consumer installment loans	—	—
Commercial credit products	—	2
Total	96	$235
Of the loans modified to borrowers experiencing financial difficulty that enrolled in a short-term modification program in the year ended December 31, 2023, 54% have fully completed all required payments and successfully exited the program during the year ended December 31, 2023.
Year ended December 31, 2022
Troubled Debt Restructurings
Under our modified retrospective adoption of ASU 2022-02, the following information on loan modifications for periods prior to January 1, 2023 are presented in accordance with the applicable accounting standards in effect at that time. The following table provides information on our TDR loan modifications during the prior year period presented:

For the year ended December 31 ($ in millions)	2022
Credit cards	$993
Consumer installment loans	—
Commercial credit products	3
Total	$996
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

At December 31, 2022 ($ in millions)	Total recorded investment	Related allowance	Net recorded investment	Unpaid principal balance
Credit cards	$1,355	$(600)	$755	$1,206
Consumer installment loans	—	—	—	—
Commercial credit products	4	(2)	2	4
Total	$1,359	$(602)	$757	$1,210

Financial Effects of TDRs
The following table presents the types and financial effects of loans modified and accounted for as TDRs during the prior year periods presented.

Years ended December 31,	2022			2021
($ in millions)	Interest income recognized during period when loans were modified	Interest income that would have been recorded with original terms	Average recorded investment	Interest income recognized during period when loans were modified	Interest income that would have been recorded with original terms	Average recorded investment
Credit cards	$36	$321	$1,231	$39	$311	$1,222
Consumer installment loans	—	—	—	—	—	—
Commercial credit products	—	1	4	—	1	4
Total	$36	$322	$1,235	$39	$312	$1,226
Payment Defaults
The following table presents the type, number and amount of loans accounted for as TDRs that enrolled in a modification program within the previous 12 months from the applicable balance sheet date and experienced a payment default and charged-off during the prior year periods presented.

Years ended December 31,	2022		2021
($ in millions, accounts in thousands)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	60	$134	41	$103
Consumer installment loans	—	—	—	—
Commercial credit products	—	1	—	—
Total	60	$135	41	$103
Credit Quality Indicators
Our loan receivables portfolio includes both secured and unsecured loans. Secured loan receivables are largely comprised of consumer installment loans secured by equipment. Unsecured loan receivables are largely comprised of our open-ended consumer and commercial revolving credit card loans. As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, including delinquency information, as well as information from credit bureaus relating to the customer’s broader credit performance. We utilize VantageScore credit scores to assist in our assessment of credit quality. VantageScore credit scores are obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three credit score categories: (i) 651 or higher, which are considered the strongest credits; (ii) 591 to 650, considered moderate credit risk; and (iii) 590 or less, which are considered weaker credits. There are certain customer accounts for which a VantageScore score is not available where we use alternative sources to assess their credit quality and predict behavior. The following table provides the most recent VantageScore scores available for our customers at December 31, 2023 and 2022, respectively, as a percentage of each class of loan receivable. The table below excludes 0.3% and 0.4% of our total loan receivables balance at both December 31, 2023 and 2022, respectively, which represents those customer accounts for which a VantageScore score is not available.

At December 31	2023			2022
	651 or	591 to	590 or	651 or	591 to	590 or
	higher	650	less	higher	650	less
Credit cards	72%	19%	9%	74%	19%	7%
Consumer installment loans	76%	17%	7%	77%	17%	6%
Commercial credit products	83%	10%	7%	88%	6%	6%

Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and by applying the same credit standards for all of our credit products. Unused credit card lines available to our customers totaled approximately $427 billion and $417 billion at December 31, 2023 and 2022, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.
Interest Income by Product
The following table provides additional information about our interest and fees on loans, including merchant discounts, from our loan receivables, including held for sale:

For the years ended December 31 ($ in millions)	2023	2022	2021
Credit cards(a)	$19,341	$16,471	$14,880
Consumer installment loans	401	287	241
Commercial credit products	150	117	103
Other	10	6	4
Total(b)	$19,902	$16,881	$15,228
_______________________
(a)Interest income on credit cards that was reversed related to accrued interest and fees receivables written off was $1.8 billion, $1.1 billion and $1.0 billion for the years ended December 31, 2023, 2022 and 2021, respectively.
(b)Deferred merchant discounts to be recognized in interest income at December 31, 2023 and December 31, 2022, were $1.9 billion and $1.7 billion, respectively, which are included in Accrued expenses and other liabilities in our Consolidated Statements of Financial Position.

NOTE 6.    VARIABLE INTEREST ENTITIES
We use VIEs to securitize loan receivables and arrange asset-backed financing in the ordinary course of business. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE and we did not provide non-contractual support for previously transferred loan receivables to any of these VIEs in the years ended December 31, 2023 and 2022. Our VIEs are able to accept new loan receivables and arrange new asset-backed financings, consistent with the requirements and limitations on such activities placed on the VIE by existing investors. Once an account has been designated to a VIE, the contractual arrangements we have require all existing and future loan receivables originated under such account to be transferred to the VIE. The amount of loan receivables held by our VIEs in excess of the minimum amount required under the asset-backed financing arrangements with investors may be removed by us under removal of accounts provisions. All loan receivables held by a VIE are subject to claims of third-party investors.
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

The table below summarizes the assets and liabilities of our consolidated securitization VIEs described above.

At December 31 ($ in millions)	2023	2022
Assets
Loan receivables, net(a)	$19,537	$18,015
Other assets(b)	47	61
Total	$19,584	$18,076

Liabilities
Borrowings	$7,267	$6,227
Other liabilities	31	23
Total	$7,298	$6,250
_______________________
(a)    Includes $1.9 billion and $1.8 billion of related allowance for credit losses resulting in gross restricted loans of $21.4 billion and $19.8 billion at December 31, 2023 and 2022, respectively.
(b)    Includes $45 million and $56 million of segregated funds held by the VIEs at December 31, 2023 and 2022, respectively, which are classified as restricted cash and equivalents and included as a component of Other assets in our Consolidated Statements of Financial Position.
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
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $3.9 billion, $3.7 billion and $4.1 billion for the years ended December 31, 2023, 2022 and 2021, respectively. Related expenses consisted primarily of provision for credit losses of $857 million, $365 million and $(105) million for the years ended December 31, 2023, 2022 and 2021, respectively, and interest expense of $340 million, $196 million and $169 million for the years ended December 31, 2023, 2022 and 2021, respectively. These amounts do not include intercompany transactions, principally fees and interest, which are eliminated in our consolidated financial statements.
Non-consolidated VIEs
As part of our community reinvestment initiatives, we invest in affordable housing properties and receive affordable housing tax credits for these investments. These investments included in our Consolidated Statements of Financial Position totaled $736 million and $557 million at December 31, 2023 and December 31, 2022, respectively, and represents our total exposure for these entities. Additionally, we have other investments in non-consolidated VIEs which totaled $252 million and $230 million at December 31, 2023 and 2022, respectively. At December 31, 2023, the Company also has investment commitments of $188 million related to these investments.
For the years ended December 31, 2023 and 2022, we recognized amortization of $71 million and $44 million, respectively, and tax credits and other tax benefits of $90 million and $56 million, respectively, associated with investments in affordable housing properties within income tax expense or benefit.

NOTE 7.    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill

($ in millions)	2023	2022
Balance at January 1	$1,105	$1,105
Allocated to held for sale business(a)	(87)	—
Balance at December 31	$1,018	$1,105
_____________
(a)    The allocated goodwill is subject to change based upon the carrying amount of net assets of Pets Best and the final valuation of consideration to be received at closing.
Intangible Assets

	2023			2022
At December 31 ($ in millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Capitalized software	$2,065	$(1,302)	$763	$1,677	$(1,020)	$657
Other	$204	$(152)	$52	$245	$(160)	$85
Total	$2,269	$(1,454)	$815	$1,922	$(1,180)	$742
During the year ended December 31, 2023, we recorded additions to intangible assets of $392 million, primarily related to capitalized software expenditures.
Amortization expense was $294 million, $252 million and $209 million for the years ended December 31, 2023, 2022 and 2021, respectively and is included within Other expense in our Consolidated Statements of Earnings.
At December 31, 2023, contract costs related to our retailer partner agreements of $498 million, net of accumulated amortization, previously classified as Intangible Assets are now presented as a component of Other assets on our Consolidated Statements of Financial Position. Reclassifications of prior period amounts of $545 million, net of accumulated amortization, have been made to conform with the current period presentation discussed above.
In addition, intangible assets of $24 million, net of accumulated amortization, are now classified as assets held for sale at December 31, 2023. See Note 3 Acquisitions and Dispositions for additional information.
We estimate annual amortization expense for existing intangible assets over the next five calendar years to be as follows:

($ in millions)	2024	2025	2026	2027	2028
Amortization expense	$283	$215	$154	$99	$50
NOTE 8.    DEPOSITS
Deposits

	2023		2022
At December 31 ($ in millions)	Amount	Average rate(a)	Amount	Average rate(a)
Interest-bearing deposits	$80,789	3.9%	$71,336	1.5%
Non-interest-bearing deposits	364	—	399	—
Total deposits	$81,153		$71,735
___________________
(a)Based on interest expense for the years ended December 31, 2023 and 2022 and average deposits balances.
At December 31, 2023 and 2022, interest-bearing deposits included $10.0 billion and $7.2 billion, respectively, of certificates of deposit that exceeded applicable FDIC insurance limits, which are generally $250,000 per depositor for each account ownership category. These amounts include partially insured certificates of deposit.

At December 31, 2023, our interest-bearing time deposits maturing over the next five years and thereafter were as follows:

($ in millions)	2024	2025	2026	2027	2028	Thereafter
Deposits	$33,343	$9,483	$1,645	$2,649	$1,430	$119
The above maturity table excludes $28.1 billion of demand deposits with no defined maturity, of which $26.2 billion are savings accounts. In addition, at December 31, 2023, we had $4.0 billion of broker network deposit sweeps procured through a program arranger who channels brokerage account deposits to us that are also excluded from the above maturity table. Unless extended, the contracts associated with these broker network deposit sweeps will terminate between 2025 and 2026.
NOTE 9.    BORROWINGS

	2023				2022
At December 31 ($ in millions)	Maturity date	Interest Rate	Weighted average interest rate	Outstanding Amount(a)(b)	Outstanding Amount(a)(b)
Borrowings of consolidated securitization entities:
Fixed securitized borrowings	2025 - 2026	3.37% - 5.74%	4.62%	$3,417	$2,377
Floating securitized borrowings	2024 - 2026	6.10% - 6.38%	6.22%	3,850	3,850
Total borrowings of consolidated securitization entities			5.47%	7,267	6,227

Senior unsecured notes:
Synchrony Financial senior unsecured notes:
Fixed senior unsecured notes	2024 - 2031	2.87% - 5.15%	4.22%	6,480	6,473

Synchrony Bank senior unsecured notes:
Fixed senior unsecured notes	2025 - 2027	5.40% - 5.63%	5.49%	1,494	1,491
Total senior unsecured notes			4.45%	7,974	7,964

Subordinated unsecured notes:
Synchrony Financial subordinated unsecured notes:
Fixed subordinated unsecured notes	2033	7.25%	7.25%	741	—
Total senior and subordinated unsecured notes			4.69%	8,715	7,964

Total borrowings				$15,982	$14,191
___________________
(a)Includes unamortized debt premiums, discounts and issuance costs.
(b)The Company may redeem certain borrowings prior to their original contractual maturity dates in accordance with the optional redemption provision specified in the respective instruments.
Debt Maturities
The following table summarizes the maturities of the principal amount of our borrowings of consolidated securitization entities and senior and subordinated unsecured notes over the next five years and thereafter:

($ in millions)	2024	2025	2026	2027	2028	Thereafter
Borrowings	$4,225	$5,300	$2,750	$1,600	$—	$2,150

Third-Party Debt
2023 Issuances ($ in millions):

Issuance Date	Principal Amount	Maturity	Interest Rate
Fixed rate subordinated unsecured notes:
Synchrony Financial
February 2023	$750	February 2033	7.250%
Additional Sources of Liquidity
We have undrawn committed capacity under certain credit facilities, primarily related to our securitization programs and also have access to the Federal Reserve discount window.
At December 31, 2023 and 2022, we had an aggregate of $2.5 billion of undrawn committed capacity under our securitization financings, subject to customary borrowing conditions, from private lenders under our securitization programs, and an aggregate of $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders.
At December 31, 2023 and 2022, we had $10.4 billion and $0.1 billion, respectively, in undrawn Federal Reserve discount window borrowing capacity based on the amount and type of assets pledged.

NOTE 10.    FAIR VALUE MEASUREMENTS
For a description of how we estimate fair value, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies.
The following tables present our assets and liabilities measured at fair value on a recurring basis.
Recurring Fair Value Measurements

At December 31, 2023 ($ in millions)	Level 1	Level 2	Level 3	Total(a)
Assets
Debt securities
U.S. government and federal agency	$—	$2,264	$—	$2,264
State and municipal	—	—	10	10
Residential mortgage-backed	—	354	—	354
Asset-backed	—	1,162	—	1,162
Other	—	—	8	8
Other(b)	14	—	10	24
Total	$14	$3,780	$28	$3,822

Liabilities
Other(c)	—	—	4	4
Total	$—	$—	$4	$4

At December 31, 2022 ($ in millions)
Assets
Debt securities
U.S. government and federal agency	$—	$3,864	$—	$3,864
State and municipal	—	—	10	10
Residential mortgage-backed	—	418	—	418
Asset-backed	—	580	—	580
Other	—	—	7	7
Other(b)	14	—	13	27
Total	$14	$4,862	$30	$4,906

Liabilities
Other(c)	—	—	7	7
Total	$—	$—	$7	$7
_______________________
(a)    For the years ended December 31, 2023 and 2022, there were no fair value measurements transferred between levels.
(b)    Other is primarily comprised of equity investments measured at fair value, which are included in Other assets in our Consolidated Statements of Financial Position, as well as certain financial assets for which we have elected the fair value option which are included in Loan receivables in our Consolidated Statements of Financial Position.
(c)    Other is primarily comprised of certain financial liabilities for which we have elected the fair value option, which are included in Accrued expenses and other liabilities in our Consolidated Statements of Financial Position.
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

The changes in our Level 3 assets and liabilities that are measured on a recurring basis for the years ended December 31, 2023 and 2022 were not material.
Financial Assets and Financial Liabilities Carried at Other Than Fair Value

	Carrying	Corresponding fair value amount
At December 31, 2023 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$14,259	$14,259	$14,259	$—	$—
Other assets(a)(b)	$50	$50	$50	$—	$—
Assets held for sale(c)	$112	$112	$112	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(d)	$92,407	$104,761	$—	$—	$104,761

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$81,153	$80,935	$—	$80,935	$—
Borrowings of consolidated securitization entities	$7,267	$7,250	$—	$3,411	$3,839
Senior and subordinated unsecured notes	$8,715	$8,423	$—	$8,423	$—

	Carrying	Corresponding fair value amount
At December 31, 2022 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$10,294	$10,294	$10,294	$—	$—
Other assets(a)(c)	$136	$136	$136	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(d)	$82,930	$94,339	$—	$—	$94,339

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$71,735	$70,685	$—	$70,685	$—
Borrowings of consolidated securitization entities	$6,227	$6,127	$—	$2,327	$3,800
Senior and subordinated unsecured notes	$7,964	$7,530	$—	$7,530	$—
_______________________
(a)For cash and equivalents and restricted cash and equivalents, carrying value approximates fair value due to the liquid nature and short maturity of these instruments.
(b)This balance relates to restricted cash and equivalents, which is included in other assets.
(c)Includes $19 million of cash and equivalents and $93 million of restricted cash and equivalents.
(d)Excludes financial assets for which we have elected the fair value option. Under certain retail partner program agreements, the expected sales proceeds in the event of a sale of their credit card portfolio may be limited to the amounts owed by our customers, which may be less than the fair value indicated above.

Equity Securities Without Readily Determinable Fair Values

At or for the year ended December 31 ($ in millions)	2023	2022
Carrying Value	$270	$245
Upward adjustments(a)	17	7
Downward adjustments(a)	(6)	(3)
_______________________
(a)    Between January 1, 2018 and December 31, 2023, cumulative upward and downward carrying value adjustments were $205 million and $(14) million, respectively.
NOTE 11.    REGULATORY AND CAPITAL ADEQUACY
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
The Company elected to adopt the option provided by the interim final rule issued by joint federal bank regulatory agencies, which largely delayed the effects of CECL on its regulatory capital. Beginning in the first quarter of 2022, the effects are being phased-in over a three-year period through 2024 and will be fully phased-in beginning in the first quarter of 2025. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period included both the initial impact of our adoption of CECL at January 1, 2020 and 25% of subsequent changes in our allowance for credit losses during the two-year period ended December 31, 2021, collectively the “CECL regulatory capital transition adjustment”. At December 31, 2023 only 50% of the CECL regulatory capital transition adjustment is deferred in our regulatory capital amounts and ratios, as compared to 75% at December 31, 2022.
At December 31, 2023 and 2022, Synchrony Financial met all applicable requirements to be deemed well-capitalized pursuant to Federal Reserve Board regulations. At December 31, 2023 and 2022, the Bank also met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. There are no conditions or events subsequent to December 31, 2023 that management believes have changed the Company’s or the Bank’s capital category.

The actual capital amounts, ratios and the applicable required minimums of the Company and the Bank are as follows:
Synchrony Financial

At December 31, 2023 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)
Total risk-based capital	$15,464	14.9%	$8,277	8.0%
Tier 1 risk-based capital	$13,334	12.9%	$6,208	6.0%
Tier 1 leverage	$13,334	11.7%	$4,563	4.0%
Common equity Tier 1 capital	$12,600	12.2%	$4,656	4.5%

At December 31, 2022 ($ in millions)	Actual(c)		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)
Total risk-based capital	$14,253	15.5%	$7,369	8.0%
Tier 1 risk-based capital	$13,026	14.1%	$5,527	6.0%
Tier 1 leverage	$13,026	12.7%	$4,096	4.0%
Common equity Tier 1 capital	$12,292	13.3%	$4,145	4.5%
Synchrony Bank

At December 31, 2023 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio
Total risk-based capital	$14,943	15.3%	$7,822	8.0%	$9,778	10.0%
Tier 1 risk-based capital	$12,880	13.2%	$5,867	6.0%	$7,822	8.0%
Tier 1 leverage	$12,880	12.0%	$4,302	4.0%	$5,377	5.0%
Common equity Tier 1 capital	$12,880	13.2%	$4,400	4.5%	$6,356	6.5%

At December 31, 2022 ($ in millions)	Actual(c)		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio
Total risk-based capital	$13,860	16.1%	$6,881	8.0%	$8,601	10.0%
Tier 1 risk-based capital	$12,714	14.8%	$5,161	6.0%	$6,881	8.0%
Tier 1 leverage	$12,714	13.3%	$3,812	4.0%	$4,765	5.0%
Common equity Tier 1 capital	$12,714	14.8%	$3,870	4.5%	$5,591	6.5%
_______________________
(a)Capital ratios are calculated based on the Basel III Standardized Approach rules. Capital amounts and ratios at December 31, 2023 in the above tables reflect the applicable CECL regulatory capital transition adjustment.
(b)At December 31, 2023 and 2022, Synchrony Financial and the Bank also must maintain a capital conservation buffer of common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 2.5 percentage points to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.
(c)Prior period amounts have been recast to reflect the change in presentation of contract costs related to our retailer partner agreements on our Consolidated Statements of Financial Condition. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements for additional information.
The Bank may pay dividends on its stock, with consent or non-objection from the OCC and the Federal Reserve Board, among other things, if its regulatory capital would not thereby be reduced below the applicable regulatory capital requirements.

NOTE 12.     EMPLOYEE BENEFIT PLANS
The following summarizes information related to the Synchrony benefit plans and our remaining obligations to General Electric Company and its subsidiaries (“GE”) related to certain of their plans.
Savings Plan
Our U.S. employees are eligible to participate in a qualified defined contribution savings plan that allows them to contribute a portion of their pay to the plan on a pre-tax basis. We make employer contributions to the plan equal to 3% of eligible compensation and make matching contributions of up to 4% of eligible compensation. We also provide certain additional contributions to the plan for employees who were participants in GE's pension plan at the time of Synchrony's separation from GE in November 2015 (the “Separation”). The expenses incurred associated with this plan were $88 million, $80 million and $69 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Health and Welfare Benefits
We provide health and welfare benefits to our employees, including health, dental, prescription drug and vision for which we are self-insured. The expenses incurred associated with these benefits were $134 million, $114 million and $111 million for the years ended December 31, 2023, 2022 and 2021, respectively.
GE Benefit Plans and Reimbursement Obligations
Prior to Separation, our employees participated in various GE retirement and retiree health and life insurance benefit plans. Certain of these retirement benefits vested as a result of Separation. Under the terms of the Employee Matters Agreement between us and GE, GE will continue to pay for these benefits and we are obligated to reimburse them. The principal retirement benefits subject to this arrangement are fixed, life-time annuity payments. The estimated liability for our reimbursement obligations to GE for retiree benefits was $171 million and $163 million at December 31, 2023 and 2022, respectively, and is included in Accrued expenses and other liabilities in our Consolidated Statements of Financial Position.
NOTE 13.    EARNINGS PER SHARE
Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the assumed conversion of all dilutive securities, which are calculated using the treasury stock method.
The following table presents the calculation of basic and diluted earnings per common share:

	Years ended December 31,
(in millions, except per share data)	2023	2022	2021
Net earnings	$2,238	$3,016	$4,221
Preferred stock dividends	(42)	(42)	(42)
Net earnings available to common stockholders	$2,196	$2,974	$4,179

Weighted average common shares outstanding, basic	421.2	480.4	564.6
Effect of dilutive securities	2.3	3.0	4.7
Weighted average common shares outstanding, dilutive	423.5	483.4	569.3

Earnings per basic common share	$5.21	$6.19	$7.40
Earnings per diluted common share	$5.19	$6.15	$7.34
We have issued certain stock-based awards under the Synchrony Financial 2014 Long-Term Incentive Plan. A total of 4 million, 3 million and 1 million shares for the years ended December 31, 2023, 2022 and 2021, respectively, related to these awards, were considered anti-dilutive and therefore were excluded from the computation of diluted earnings per common share.

NOTE 14.    EQUITY AND OTHER STOCK RELATED INFORMATION
Preferred Stock
The following table summarizes the Company's preferred stock issued and outstanding at December 31, 2023 and 2022.

Series	Issuance Date	Redeemable by Issuer Beginning	Per Annum Dividend Rate	Liquidation Preference per Share	Total Shares Outstanding	December 31, 2023	December 31, 2022
($ in millions, except per share data)
Series A(a)	November 14, 2019	November 15, 2024	5.625%	$1,000	750,000	$734	$734
						$734	$734
_______________________
(a)Issued as depositary shares, each representing a 1/40th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable quarterly on February 15, May 15, August 15 and November 15 at a fixed rate, in each case when, as and if declared by the Board of Directors.
Dividends and Share Repurchases
During the years ended December 31, 2023, 2022 and 2021, we declared and paid common stock dividends of $0.96, $0.90 and $0.88 per share of common stock, or $406 million, $434 million and $500 million, respectively. We also declared and paid preferred stock dividends of $56.24 per share, or $42 million, for each of the years ended December 31, 2023, 2022 and 2021, respectively.
During the year ended December 31, 2023, the Company repurchased an aggregate of 33.6 million shares of our common stock for $1.1 billion, which does not reflect costs and taxes associated with the purchase of shares. The cost of share repurchases, including direct and incremental costs associated with repurchasing, is recorded as a reduction of shareholder’s equity. In April 2023, we announced that the Board of Directors approved an incremental share repurchase program of up to $1.0 billion through June 2024 (the "April 2023 Share Repurchase Program") and at December 31, 2023 we had $600 million remaining in share repurchase program. In all instances, our share repurchase programs are subject to market conditions and other factors, including legal and regulatory restrictions and required approvals.
Synchrony Financial Incentive Programs
We have established the Synchrony Financial 2014 Long-Term Incentive Plan, which we refer to as the “Incentive Plan.” The Incentive Plan permits us to issue stock-based, stock-denominated and other awards to officers, employees, consultants and non-employee directors providing services to the Company and our participating affiliates. Available awards under the Incentive Plan include stock options and stock appreciation rights, restricted stock and restricted stock units (“RSUs”), performance share units (“PSUs”) and other awards valued in whole or in part by reference to, or otherwise based on, our common stock (other stock-based awards), and dividend equivalents. Each RSU is convertible into one share of Synchrony Financial common stock. A total of 35.6 million shares of our common stock (including authorized and unissued shares) are available for granting awards under the Incentive Plan.
Our grants generally vest over a three-year term on either an annual pro rata proportional basis, starting with the first anniversary of the award date, or at the end of the term of the award on a cliff basis, provided that the employee has remained continuously employed by the Company through such vesting date.
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

Compensation expense related to our equity awards is recorded as a component of Employee costs in our Consolidated Statements of Earnings, with a corresponding adjustment to equity, net of tax, included within our Consolidated Statements of Equity. At December 31, 2023, there were 4.4 million stock options issued and outstanding and 5.9 million unvested other stock-based awards, comprising 3.5 million RSUs and 2.4 million PSUs. The total unrecognized compensation cost related to these awards at December 31, 2023 was $101 million, which is expected to be amortized over a weighted average period of 1.9 years.
NOTE 15.    INCOME TAXES
Earnings before Provision for Income Taxes

For the years ended December 31 ($ in millions)	2023	2022	2021
U.S.	$2,873	$3,947	$5,483
Non-U.S.	31	15	20
Earnings before provision for income taxes	$2,904	$3,962	$5,503
Provision for Income Taxes

For the years ended December 31 ($ in millions)	2023	2022	2021
Current provision for income taxes
U.S. Federal	$943	$1,145	$895
U.S. state and local	171	217	163
Non-U.S.	10	5	5
Total current provision for income taxes	1,124	1,367	1,063

Deferred provision (benefit) for income taxes
U.S. Federal	(384)	(352)	180
U.S. state and local	(73)	(71)	40
Non-U.S.	(1)	2	(1)
Deferred provision (benefit) for income taxes	(458)	(421)	219
Total provision for income taxes	$666	$946	$1,282
Reconciliation of Our Effective Tax Rate to the U.S. Federal Statutory Income Tax Rate

For the years ended December 31	2023	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
U.S. state and local income taxes, net of federal benefit	3.5	3.6	3.4
All other, net	(1.6)	(0.7)	(1.1)
Effective tax rate	22.9%	23.9%	23.3%

Significant Components of Our Net Deferred Income Taxes

At December 31 ($ in millions)	2023	2022
Assets
Allowance for credit losses	$2,626	$2,366
Compensation and employee benefits	149	128
Other assets	166	193
Total deferred income tax assets before valuation allowance	2,941	2,687
Valuation allowance	(18)	(13)
Total deferred income tax assets	$2,923	$2,674

Liabilities
Original issue discount	$(365)	$(504)
Goodwill and identifiable intangibles(a)	(198)	(193)
Other liabilities(a)	(165)	(149)
Total deferred income tax liabilities	(728)	(846)
Net deferred income tax assets	$2,195	$1,828
_______________________
(a)Prior period amounts have been recast to reflect the change in presentation of contract costs related to our retailer partner agreements on our Consolidated Statements of Financial Condition. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements for additional information.
Unrecognized Tax Benefits
Reconciliation of Unrecognized Tax Benefits

($ in millions)	2023	2022
Balance at January 1	$267	$274
Additions:
Tax positions of the current year	40	97
Tax positions of prior years	2	1
Reductions:
Prior year tax positions	(47)	(73)
Settlements with tax authorities	(1)	—
Expiration of the statute of limitation	(31)	(32)
Balance at December 31	$230	$267
Portion of balance that, if recognized, would impact the effective income tax rate	$182	$177
The amount of unrecognized tax benefits that is reasonably possible to be resolved in the next twelve months is expected to be $39 million, of which, $31 million, if recognized, would reduce the company’s tax expense and effective tax rate.
Additionally, there are unrecognized tax benefits of $9 million and $16 million for the years ended December 31, 2023 and 2022, respectively, that are included in the tabular reconciliation above but recorded in the Consolidated Statements of Financial Position as a reduction of the related deferred tax asset.
The Company continued to participate voluntarily in the IRS Compliance Assurance Process (“CAP”) program for the 2023 tax year, and thus the tax year is under IRS review. We expect that the IRS review of our 2023 return will be substantially completed prior to its filing in 2024. During the current year, the IRS completed its examination of our 2022 tax year, which was our only other year subject to current IRS audit. Additionally, we are under examination in various states going back to 2014.
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

NOTE 16.     PARENT COMPANY FINANCIAL INFORMATION
The following tables present parent company financial statements for Synchrony Financial. At December 31, 2023, restricted net assets of our subsidiaries were $12.4 billion.
Condensed Statements of Earnings

For the years ended December 31 ($ in millions)	2023	2022	2021
Interest income:
Interest income from subsidiaries	$355	$134	$67
Interest on cash and debt securities	34	8	1
Total interest income	389	142	68
Interest expense:
Interest on senior unsecured notes	335	279	264
Total interest expense	335	279	264
Net interest income (expense)	54	(137)	(196)
Dividends from bank subsidiaries	1,450	3,150	2,600
Dividends from nonbank subsidiaries	102	290	147
Other income	135	122	327
Other expense	202	177	292
Earnings before benefit from income taxes	1,539	3,248	2,586
Benefit from income taxes	(16)	(46)	(26)
Equity in undistributed net earnings (loss) of subsidiaries	683	(278)	1,609
Net earnings	$2,238	$3,016	$4,221

Comprehensive income	$2,295	$2,960	$4,203
Condensed Statements of Financial Position

At December 31 ($ in millions)	2023	2022
Assets
Cash and equivalents	$3,214	$3,287
Debt securities	49	60
Investments in and amounts due from subsidiaries(a)	18,285	16,338
Goodwill	25	59
Other assets	337	326
Total assets	$21,910	$20,070

Liabilities and Equity
Amounts due to subsidiaries	$316	$287
Senior unsecured notes	7,221	6,473
Accrued expenses and other liabilities	470	437
Total liabilities	8,007	7,197
Equity:
Total equity	13,903	12,873
Total liabilities and equity	$21,910	$20,070
_____________
(a)     Includes investments in and amounts due from bank subsidiaries of $14.0 billion and $12.4 billion at December 31, 2023 and 2022, respectively.

Condensed Statements of Cash Flows

For the years ended December 31 ($ in millions)	2023	2022	2021
Cash flows - operating activities
Net earnings	$2,238	$3,016	$4,221
Adjustments to reconcile net earnings to cash provided from operating activities
Deferred income taxes	9	(1)	34
(Increase) decrease in other assets	19	(28)	(117)
Increase (decrease) in accrued expenses and other liabilities	21	(4)	26
Equity in undistributed net (earnings) loss of subsidiaries	(683)	278	(1,609)
All other operating activities	101	28	106
Cash provided from (used for) operating activities	1,705	3,289	2,661

Cash flows - investing activities
Net (increase) decrease in investments in and amounts due from subsidiaries	(898)	265	645
Maturity and sales of debt securities	14	21	44
Purchases of debt securities	—	—	(5)
All other investing activities	(45)	(6)	(132)
Cash provided from (used for) investing activities	(929)	280	552

Cash flows - financing activities
Senior unsecured notes
Proceeds from issuance of senior unsecured notes	740	745	744
Maturities and repayment of senior unsecured notes	—	(750)	(750)
Dividends paid on preferred stock	(42)	(42)	(42)
Purchases of treasury stock	(1,112)	(3,320)	(2,876)
Dividends paid on common stock	(406)	(434)	(500)
Increase (decrease) in amounts due to subsidiaries	(7)	14	4
All other financing activities	(22)	(41)	32
Cash provided from (used for) financing activities	(849)	(3,828)	(3,388)

Increase (decrease) in cash and equivalents	(73)	(259)	(175)
Cash and equivalents at beginning of year	3,287	3,546	3,721
Cash and equivalents at end of year	$3,214	$3,287	$3,546

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
On January 28, 2019, a purported shareholder derivative action, Gilbert v. Keane, et al., was filed in the U.S. District Court for the District of Connecticut against the Company as a nominal defendant, and certain of the Company’s officers and directors. The lawsuit alleges breach of fiduciary duty claims based on the allegations raised by the plaintiff in the Stichting Depositary APG class action, unjust enrichment, waste of corporate assets, and that the defendants made materially misleading statements and/or omitted material information in violation of the Exchange Act. The complaint seeks a declaration that the defendants breached and/or aided and abetted the breach of their fiduciary duties to the Company, unspecified monetary damages with interest, restitution, a direction that the defendants take all necessary actions to reform and improve corporate governance and internal procedures, and attorneys’ and experts’ fees. On March 11, 2019, a second purported shareholder derivative action, Aldridge v. Keane, et al., was filed in the U.S. District Court for the District of Connecticut. The allegations in the Aldridge complaint are substantially similar to those in the Gilbert complaint. On March 26, 2020, the District Court recaptioned the Gilbert and Aldridge cases as In re Synchrony Financial Derivative Litigation. On August 11, 2023, the parties submitted a joint status report to the District Court indicating that the parties had reached a memorandum of understanding to settle the litigation, which is not expected to have a material financial impact on the Company. On December 21, 2023, the District Court entered an order preliminarily approving the settlement. Copies of the Stipulation and Agreement of Settlement and Notice of Pendency and Proposed Settlement are available on the Company's investor relations website at https://investors.synchrony.com. The information contained on the Company's websites, including the aforementioned documents, is not deemed to be part of this Annual Report on Form 10-K or incorporated by reference into any of our other filings with the SEC.

Controls and Procedures
____________________________________________________________________________________________
Evaluation of Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), and based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.
Changes in Internal Control Over Financial Reporting
There was no change in internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 and has concluded that such internal control over financial reporting is effective. There are no material weaknesses in the Company’s internal control over financial reporting that have been identified by the Company’s management.
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2023 and has also issued an audit report, which is included in “Consolidated Financial Statements and Supplementary Data” of this Form 10-K Report, on internal control over financial reporting as of December 31, 2023 under Auditing Standard No. 2201 of the Public Company Accounting Oversight Board (“PCAOB”).

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
The table below sets forth selected information on our principal facilities.

Location	Owned/Leased
Corporate Headquarters:
Stamford, CT	Leased

Bank Headquarters:
Draper, UT	Leased

Customer Service Centers:
Altamonte Springs, FL	Leased
Charlotte, NC	Leased
West Chester, OH	Leased
Hyderabad, India	Leased
Cebu, Philippines	Leased
Manila, Philippines	Leased

Other Support Centers:
Alpharetta, GA	Leased
Bentonville, AR	Leased
Champaign, IL	Leased
Chicago, IL	Leased
Costa Mesa, CA	Leased
New York, NY	Leased
Washington, DC	Leased
West Chester, OH	Leased
Bangalore, India	Leased

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
____________________________________________________________________________________________
Market Information
Our common stock trades on the New York Stock Exchange under the symbol “SYF.”
The following table reflects the cash dividends we declared for the periods indicated.

Cash dividends declared
($ in dollars)
2023
Fourth quarter	$0.25
Third quarter	$0.25
Second quarter	$0.23
First quarter	$0.23

2022
Fourth quarter	$0.23
Third quarter	$0.23
Second quarter	$0.22
First quarter	$0.22
Holders
At February 2, 2024, the approximate number of holders of record of common stock was 1,965.
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

Performance Graph
The following graph compares the cumulative total stockholders return (rounded to the nearest whole dollar) of the Company's common stock, the S&P 500 Stock Index and the S&P 500 Financials Index for the period from December 31, 2018 through December 31, 2023. The graph assumes an initial investment of $100 on December 31, 2018. The cumulative returns for the Company's common stock and financial indices assume full reinvestment of dividends. This graph does not forecast future performance of the Company's common stock.

$240.00
$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
2018
2019
2020
2021
2022
2023
Synchrony Financial
S&P 500
S&P 500 Financials

	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
Synchrony Financial	$100.00	$157.47	$157.51	$214.84	$155.90	$186.74
S&P 500	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
S&P 500 Financials	$100.00	$132.12	$129.89	$175.40	$156.92	$175.98
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock primarily related to our share repurchase program that were made by us or on our behalf during the three months ended December 31, 2023.

($ in millions, except per share data)	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Program(c)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program(b)
October 1 - 31, 2023	1,350,010	$28.03	1,350,000	$812.2
November 1 - 30, 2023	570,028	$31.73	570,000	$794.1
December 1 - 31, 2023	5,331,867	$36.40	5,331,369	$600.0
Total	7,251,905	$34.48	7,251,369	$600.0
_______________________
(a)Includes 10 shares, 28 shares and 498 shares withheld in October, November and December, respectively, to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying performance stock awards, restricted stock awards or upon the exercise of stock options.
(b)Amounts exclude commission costs.
(c)In April 2023, the Board of Directors approved an incremental share repurchase program of up to $1.0 billion, commencing in the third quarter of 2023 through June 2024.

Other Information
____________________________________________________________________________________________
Rule 10b5-1 Trading Plans
During the fourth quarter of 2023, certain of our directors and executive officers adopted or terminated trading arrangements intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Information regarding these Rule 10b5-1 trading arrangements is presented in the table below. There were no non-Rule 10b5-1 trading arrangements adopted or terminated by any director or executive officer during the fourth quarter of 2023.

Name	Title	Action Taken (Adoption or Termination Date)	Duration(1)	Aggregate Number of Securities to be Sold(3)
Alberto Casellas	Executive Vice President & CEO, Health & Wellness	Adoption (11/29/2023)	11/29/2023 - 12/31/2024	57,376
Brian Doubles	Director; President & CEO	Termination (11/29/2023)	01/25/2023 - 03/28/2024(2)	196,306
Brian Doubles	Director; President & CEO	Adoption (11/29/2023)	11/29/2023 - 12/31/2024	134,696
Curtis Howse	Executive Vice President & CEO, Home & Auto	Adoption (11/29/2023)	11/29/2023 - 12/31/2024	59,675
Carol Juel	Executive Vice President & Chief Technology and Operating Officer	Adoption (11/29/2023)	11/29/2023 - 12/31/2024	86,843	(4)
Jonathan Mothner	Executive Vice President, Chief Risk and Legal Officer	Adoption (11/29/2023)	11/29/2023 - 12/31/2024	40,000
Maran Nalluswami	Executive Vice President & CEO, Diversified & Value and Lifestyle	Adoption (11/30/2023)	11/30/2023 - 12/31/2024	21,386
Bart Schaller	Executive Vice President & CEO, Digital	Adoption (11/29/2023)	11/29/2023 - 12/31/2024	71,725	(4)
Brian Wenzel	Executive Vice President & Chief Financial Officer	Adoption (11/29/2023)	11/29/2023 - 12/31/2024	11,281
    ______________________
(1)Pursuant to the terms of each plan and subject to compliance with Rule 10b5-1, each plan may terminate at an earlier date in certain circumstances, including if all trades are executed or all orders related to the trades under the relevant plan expire.
(2)Mr. Doubles terminated this plan on November 29, 2023 prior to adopting a new plan on the same date. A total of 36,610 shares were sold under this plan prior to its termination.
(3)Rounded up to the nearest whole share, as applicable.
(4)The aggregate number of securities to be sold under the plans for Ms. Juel and Mr. Schaller excludes 10,729 and 15,714 shares, respectively, as such shares were sold after the adoption of the plans included in this disclosure pursuant to existing effective trading plans. These prior plans for Ms. Juel and Mr. Schaller expired on December 29, 2023 and January 2, 2024, respectively, before the trades under the plans included in this disclosure were scheduled to commence.

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

4.21
Indenture, dated as of February 2, 2023, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on February 2, 2023)

4.22
First Supplemental Indenture, dated as of February 2, 2023, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on February 2, 2023)

4.23	Form of 7.250% Subordinated Notes due 2033 (incorporated by reference to Exhibit 4.3 of Form 8-K filed by Synchrony Financial on February 2, 2023)
4.24*	Description of Registrant's Securities
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
10.107
Amended and Restated Master Indenture, dated as of May 1, 2018, between Synchrony Card Issuance Trust, as Issuer and The Bank of New York Mellon, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form SF-3 Registration Statement filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 4, 2018 (No. 333-224689 and 333-224689-01))

10.108
Form of Class A Terms Document, between Synchrony Card Issuance Trust and The Bank of New York Mellon (incorporated by reference to Exhibit 4.3 of Form SF-3 Registration Statement filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 4, 2018 (No. 333-224689 and 333-224689-01))

10.109
Form of Class B Terms Document, between Synchrony Card Issuance Trust and The Bank of New York Mellon (incorporated by reference to Exhibit 4.4 of Form SF-3 Registration Statement filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 4, 2018 (No. 333-224689 and 333-224689-01))

10.110
Form of Class C Terms Document, between Synchrony Card Issuance Trust and The Bank of New York Mellon (incorporated by reference to Exhibit 4.5 of Form SF-3 Registration Statement filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 4, 2018 (No. 333-224689 and 333-224689-01))

10.111
Form of Class D Terms Document, between Synchrony Card Issuance Trust and The Bank of New York Mellon (incorporated by reference to Exhibit 4.6 of Form SF-3 Registration Statement filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 4, 2018 (No. 333-224689 and 333-224689-01))

10.112
Amended and Restated Trust Agreement, among Synchrony Card Funding, LLC, Citibank, N.A. and Citicorp Trust Delaware, National Association (incorporated by reference to Exhibit 4.7 of Form SF-3 Registration Statement filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 4, 2018 (No. 333-224689 and 333-224689-01))

10.113
Custody and Control Agreement, dated as of November 17, 2017, by and among The Bank of New York Mellon, in its capacity as Custodian and in its capacity as Indenture Trustee, and Synchrony Card Issuance Trust (incorporated by reference to Exhibit 4.8 of Form SF-3 Registration Statement filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 4, 2018 (No. 333-224689 and 333-224689-01))

10.114
Amended and Restated Receivables Sale Agreement, dated as of May 1, 2018, between Synchrony Bank and Synchrony Card Funding, LLC (incorporated by reference to Exhibit 4.9 of Form SF-3 Registration Statement filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 4, 2018 (No. 333-224689 and 333-224689-01))

10.115
Amended and Restated Transfer Agreement, dated as of May 1, 2018, between Synchrony Card Funding, LLC and Synchrony Card Issuance Trust (incorporated by reference to Exhibit 4.10 of Form SF-3 Registration Statement filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 4, 2018 (No. 333-224689 and 333-224689-01))

10.116
Amended and Restated Servicing Agreement, dated as of May 1, 2018, between Synchrony Card Issuance Trust and Synchrony Bank (incorporated by reference to Exhibit 4.11 of Form SF-3 Registration Statement filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 4, 2018 (No. 333-224689 and 333-224689-01))

10.117
Form of Risk Retention Agreement, among Synchrony Bank, Synchrony Card Funding, LLC and Synchrony Card Issuance Trust (incorporated by reference to Exhibit 4.12 of Form SF-3 Registration Statement filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 4, 2018 (No. 333-224689 and 333-224689-01))

10.118
Administration Agreement, dated as of November 30, 2017, between Synchrony Card Issuance Trust and Synchrony Bank (incorporated by reference to Exhibit 4.13 of Form SF-3 Registration Statement filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 4, 2018 (No. 333-224689 and 333-224689-01))

10.119
Asset Representations Review Agreement, dated as of August 15, 2018, among Synchrony Bank, Synchrony Card Funding, LLC, Synchrony Card Issuance Trust and Clayton Fixed Income Services LLC (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on August 20, 2018)

10.120
SynchronySeries Indenture Supplement, dated as of September 26, 2018, between Synchrony Card Issuance Trust and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on October 2, 2018)

10.121
Supplement No. 1 to SynchronySeries Indenture Supplement, dated as of May 28, 2021, between Synchrony Card Issuance Trust and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on June 2, 2021)

10.122
Amended and Restated form of agreement for awards under Synchrony 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the quarterly report on Form 10-Q filed by Synchrony Financial on April 25, 2019)

10.123
Amended and Restated form of agreement for awards of Performance Share Units under Synchrony 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the quarterly report on Form 10-Q filed by Synchrony Financial on April 25, 2019)

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

10.129*	Amended and Restated form of agreement for awards of Restricted Stock Units under Synchrony 2014 Long-Term Incentive Plan (for awards made on or after March 1, 2022)
10.130*	Amended and Restated form of agreement for awards of Performance Share Units under Synchrony 2014 Long-Term Incentive Plan (for awards made on or after March 1, 2023)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of KPMG LLP
24.1*	Powers of Attorney (included on the signature page)
31(a)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended
31(b)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended
32*	Certification Pursuant to 18 U.S.C. Section 1350
97*	Policy Relating to Recovery of Erroneously Awarded Compensation
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included as Exhibit 101)
______________________
*Filed electronically herewith.
†Confidential treatment granted to certain portions, which portions have been provided separately to the Securities and Exchange Commission.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(b) of this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2023, to be signed on its behalf by the undersigned, and in the capacity indicated, thereunto duly authorized in the City of Stamford and State of Connecticut on the 8th day of February 2024.

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

Signature	Title	Date

/s/ Brian D. Doubles	Principal Executive Officer Director	February 8, 2024
Brian D. Doubles Director and Chief Executive Officer

/s/ Brian J. Wenzel Sr.	Principal Financial Officer	February 8, 2024
Brian J. Wenzel Sr. Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

/s/ David P. Melito	Principal Accounting Officer	February 8, 2024
David P. Melito Senior Vice President and Controller

/s/ Fernando Aguirre	Director	February 8, 2024
Fernando Aguirre

/s/ Paget L. Alves	Director	February 8, 2024
Paget L. Alves

/s/ Kamila Chytil	Director	February 8, 2024
Kamila Chytil

/s/ Arthur W. Coviello, Jr.	Director	February 8, 2024
Arthur W. Coviello, Jr.

/s/ Roy A. Guthrie	Director	February 8, 2024
Roy A. Guthrie

/s/ Jeffrey G. Naylor	Director	February 8, 2024
Jeffrey G. Naylor

/s/ P.W. Parker	Director	February 8, 2024
P.W. Parker

/s/ Laurel J. Richie	Director	February 8, 2024
Laurel J. Richie

/s/ Ellen M. Zane	Director	February 8, 2024
Ellen M. Zane