Form 10-Q
period 2024-03-31
Synchrony Financial
filed 2024-04-25
CIK 1601712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
001-36560
(Commission File Number)
SYNCHRONY FINANCIAL
(Exact name of registrant as specified in its charter)

Delaware	51-0483352
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Long Ridge Road
Stamford,	Connecticut	06902
(Address of principal executive offices)		(Zip Code)
(Registrant’s telephone number, including area code) -  (203) 585-2400
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	SYF	New York Stock Exchange
Depositary Shares Each Representing a 1/40th Interest in a Share of 5.625% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A	SYFPrA	New York Stock Exchange
Depositary Shares Each Representing a 1/40th Interest in a Share of 8.250% Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B	SYFPrB	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 19, 2024 was 401,543,685.

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
For a description of certain other terms we use, including “active account” and “purchase volume,” see the notes to “Management’s Discussion and Analysis—Results of Operations—Other Financial and Statistical Data” in our Annual Report on Form 10-K for the year ended December 31, 2023 (our “2023 Form 10-K”). There is no standard industry definition for many of these terms, and other companies may define them differently than we do.

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
On our website at https://investors.synchrony.com, we make available under the "Filings & Regulatory-SEC Filings" menu selection, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as soon as reasonably practicable after such reports or amendments are electronically filed with, or furnished to, the SEC. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information that we file electronically with the SEC.

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
Forward-looking statements are based on management’s current expectations and assumptions, and are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, actual results could differ materially from those indicated in these forward-looking statements. Factors that could cause actual results to differ materially include global political, economic, business, competitive, market, regulatory and other factors and risks, such as: the impact of macroeconomic conditions and whether industry trends we have identified develop as anticipated; retaining existing partners and attracting new partners, concentration of our revenue in a small number of partners, and promotion and support of our products by our partners; cyber-attacks or other security incidents or breaches; disruptions in the operations of our and our outsourced partners' computer systems and data centers; the financial performance of our partners; the Consumer Financial Protection Bureau’s ("CFPB") final rule on credit card late fees; the sufficiency of our allowance for credit losses and the accuracy of the assumptions or estimates used in preparing our financial statements, including those related to the CECL accounting guidance; higher borrowing costs and adverse financial market conditions impacting our funding and liquidity, and any reduction in our credit ratings; our ability to grow our deposits in the future; damage to our reputation; our ability to securitize our loan receivables, occurrence of an early amortization of our securitization facilities, loss of the right to service or subservice our securitized loan receivables, and lower payment rates on our securitized loan receivables; changes in market interest rates and the impact of any margin compression; effectiveness of our risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, our ability to manage our credit risk; our ability to offset increases in our costs in retailer share arrangements; competition in the consumer finance industry; our concentration in the U.S. consumer credit market; our ability to successfully develop and commercialize new or enhanced products and services; our ability to realize the value of acquisitions, dispositions and strategic investments; reductions in interchange fees; fraudulent activity; failure of third-parties to provide various services that are important to our operations; international risks and compliance and regulatory risks and costs associated with international operations; alleged infringement of intellectual property rights of others and our ability to protect our intellectual property; litigation and regulatory actions; our ability to attract, retain and motivate key officers and employees; tax legislation initiatives or challenges to our tax positions and/or interpretations, and state sales tax rules and regulations; regulation, supervision, examination and enforcement of our business by governmental authorities, the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and other legislative and regulatory developments and the impact of the CFPB's regulation of our business, including new requirements and constraints that Synchrony and the Bank will become subject to as a result of having $100 billion or more in total assets; impact of capital adequacy rules and liquidity requirements; restrictions that limit our ability to pay dividends and repurchase our common stock, and restrictions that limit the Bank’s ability to pay dividends to us; regulations relating to privacy, information security and data protection; use of third-party vendors and ongoing third-party business relationships; and failure to comply with anti-money laundering and anti-terrorism financing laws.
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this report and in our public filings, including under the heading “Risk Factors Relating to Our Business” and “Risk Factors Relating to Regulation” in our 2023 Form 10-K. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties, or potentially inaccurate assumptions that could cause our current expectations or beliefs to change. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report and in our 2023 Form 10-K. The discussion below contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations. See “Cautionary Note Regarding Forward-Looking Statements.”
Introduction and Business Overview
____________________________________________________________________________________________
We are a premier consumer financial services company delivering one of the industry's most complete, digitally-enabled product suites. Our experience, expertise and scale encompass a broad spectrum of industries including digital, health and wellness, retail, telecommunications, home, auto, outdoor, pet and more. We have an established and diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” For the three months ended March 31, 2024, we financed $42.4 billion of purchase volume and had 71.7 million average active accounts and at March 31, 2024, we had $101.7 billion of loan receivables.
We offer our credit products primarily through our wholly-owned subsidiary, the Bank. In addition, through the Bank, we offer, directly to retail, affinity relationships and commercial customers, a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”), including certificates of deposit, individual retirement accounts (“IRAs”), money market accounts, savings accounts and sweep and affinity deposits. We also take deposits at the Bank through third-party securities brokerage firms that offer our FDIC-insured deposit products to their customers. We have significantly expanded our online direct banking operations in recent years and our deposit base has continued to serve as a source of stable and diversified low cost funding for our credit activities. At March 31, 2024, we had $83.6 billion in deposits, which represented 84% of our total funding sources.
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
Corp, Other
Corp, Other includes activity and balances related to certain program agreements with retail partners and merchants that will not be renewed beyond their current expiration date and certain programs that were previously terminated, which are not managed within the five sales platforms discussed above. Corp, Other also includes amounts related to changes in the fair value of equity investments and realized gains or losses associated with the sale of businesses and investments.

Our Credit Products
____________________________________________________________________________________________
Through our sales platforms, we offer three principal types of credit products: credit cards, commercial credit products and consumer installment loans. We also offer our Payment Security program, which is a debt cancellation product.
The following table sets forth each credit product by type and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at March 31, 2024.

		Promotional Offer
Credit Product	Standard Terms Only	Deferred Interest	Other Promotional	Total
Credit cards	59.2%	18.1%	14.8%	92.1%
Commercial credit products	1.8	—	0.1	1.9
Consumer installment loans	—	0.2	5.7	5.9
Other	0.1	—	—	0.1
Total	61.1%	18.3%	20.6%	100.0%
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
•Dual Cards and General Purpose Co-Branded Cards. Our patented Dual Cards are credit cards that function as private label credit cards when used to purchase goods and services from our partners, and as general purpose credit cards when used to make purchases from other retailers wherever cards from those card networks are accepted or for cash advance transactions. We also offer general purpose co-branded credit cards that do not function as private label credit cards, as well as a Synchrony-branded general purpose credit card. Dual Cards and general purpose co-branded credit cards are offered across all of our sales platforms and credit is typically extended on standard terms only. We offer either Dual Cards or general purpose co-branded credit cards through over 15 of our large partners, of which the majority are Dual Cards, as well as our CareCredit Dual Card. Consumer Dual Cards and Co-Branded cards totaled 26% of our total loan receivables portfolio at March 31, 2024.
Commercial Credit Products
We offer private label cards and Dual Cards for commercial customers that are similar to our consumer offerings. We also offer a commercial pay-in-full accounts receivable product to a wide range of business customers.
Installment Loans
We originate secured installment loans to consumers (and a limited number of commercial customers) in the United States, primarily for power products in our Outdoor market (motorcycles, ATVs and lawn and garden). We also offer unsecured installment loans primarily in our Home and Auto and Health and Wellness sales platforms and through our various other installment products, such as our Synchrony Pay Later solutions, including pay monthly and pay in 4 products, for short-term loans. Installment loans are closed-end credit accounts where the customer pays down the outstanding balance in installments. Installment loans are generally assessed periodic finance charges using fixed interest rates. Installment loans at March 31, 2024 include loan receivables acquired through the Ally Lending acquisition.

Business Trends and Conditions
____________________________________________________________________________________________
We believe our business and results of operations will be impacted in the future by various trends and conditions. For a discussion of certain trends and conditions, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Trends and Conditions” in our 2023 Form 10-K. For a discussion of how certain trends and conditions impacted the three months ended March 31, 2024, see “—Results of Operations.”
CFPB final rule on credit card late fees.
On March 5, 2024, the CFPB released a final rule amending its regulations that implement the Truth in Lending Act to lower the safe harbor dollar amount for credit card late fees from the prior $30 (adjusted to $41 for each subsequent late payment within the next six billing cycles) to $8 and to eliminate the automatic annual inflation adjustment to such safe harbor dollar amount. The final rule, when effective, will result in a significant reduction in our interest and fees on loan receivables. Industry organizations have challenged the final rule in court, and the outcome of such challenge, including the impact on the final rule, is uncertain. The final rule, if not impacted by litigation, has an effective date of May 14, 2024.
In response to the final rule, we have begun to implement a number of product, policy and pricing changes to adjust for the significant reduction in our late fee income. In addition, the combined net effects of the final rule and our mitigating strategies would result in a decrease in payments to partners pursuant to our retailer share arrangements.
While we continue to believe that the strategies we have identified and started to implement will fully offset the decline in late fee income over time, it will take time for such product, policy and pricing changes to offset the reduction in the late fees and therefore we expect the final rule will have an adverse effect on our results of operations in 2024. The magnitude of these effects in 2024 remain uncertain due to the pending litigation discussed above, which could result in a delay in the final rule’s effective date. To the extent the final rule becomes effective in May 2024, the final rule would have a material impact to our net income for the year ended December 31, 2024. In addition, the effects of the final rule are also subject to other factors which could increase the adverse effects to our results of operations, including our ability to successfully implement the product, policy and pricing changes we have identified, as well as any potential changes in consumer behavior in response to these changes or the final rule itself.
For a discussion of risks related to a CFPB final late fee rule, please see “—Risk Factors Relating to our Business—The CFPB’s proposed rule on credit card late fees, if adopted, would materially adversely affect our business and results of operations”, in our 2023 Form 10-K.

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
The seasonal trends discussed above are most evident between the fourth quarter and the first quarter of the following year, particularly with respect to our loan receivables which decreased by $1.3 billion, or 1.2% to $101.7 billion at March 31, 2024 compared to $103.0 billion at December 31, 2023, and our allowance for credit losses as a percentage of total loan receivables that increased to 10.72% at March 31, 2024, from 10.26% at December 31, 2023.
However, in addition to these seasonal trends, the elevated customer payment behavior we have experienced in recent years and more recently the subsequent moderation from these elevated levels, has also significantly impacted our key financial metrics and the fluctuations experienced between quarterly periods. The effects from these changes in customer payment behavior have resulted in either partial, or in some instances full, offset to the impact from the ongoing seasonal trends discussed above. For the three months ended March 31, 2024, this is most evident in our loan receivables 90 days past due which increased to $2.5 billion at March 31, 2024 from $2.4 billion at December 31, 2023 due to the impact from lower customer payment rates which exceeded the effects of the seasonal trends we experienced. The same factors also provided a partial offset to the seasonal decrease in our total loan receivables in the first quarter of 2024.

Results of Operations
____________________________________________________________________________________________
Highlights for the Three Months Ended March 31, 2024
Below are highlights of our performance for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, as applicable, except as otherwise noted.
•Net earnings increased to $1.3 billion from $601 million for the three months ended March 31, 2023, primarily driven by the after-tax gain on sale related to Pets Best of $802 million, higher interest income and lower retailer share arrangements, partially offset by increases in provision for credit losses and higher interest expense.
•Loan receivables increased 11.6% to $101.7 billion at March 31, 2024 compared to $91.1 billion at March 31, 2023, driven by purchase volume growth, lower customer payment rates and the completion of the Ally Lending acquisition.
•Net interest income increased 8.7% to $4.4 billion for the three months ended March 31, 2024. Interest and fees on loans increased 14.7% for the three months ended March 31, 2024, primarily driven by growth in average loan receivables, lower customer payment rates and higher benchmark rates. Interest expense increased 58.2%, due to higher benchmark rates and higher funding liabilities.
•Retailer share arrangements decreased 16.7% to $764 million for the three months ended March 31, 2024, primarily due to higher net charge-offs, partially offset by higher net interest income.
•Over-30 day loan delinquencies as a percentage of period-end loan receivables increased 93 basis points to 4.74% at March 31, 2024. The net charge-off rate increased 182 basis points to 6.31% for the three months ended March 31, 2024.
•Provision for credit losses increased by $594 million to $1.9 billion for the three months ended March 31, 2024. The increase for the three months ended March 31, 2024, was primarily driven by higher net charge-offs and a $299 million reserve build, which included $190 million related to the Ally Lending acquisition. Our allowance coverage ratio (allowance for credit losses as a percent of period-end loan receivables) increased to 10.72% at March 31, 2024, as compared to 10.44% at March 31, 2023.

•Other income increased by $1.1 billion to $1.2 billion for the three months ended March 31, 2024, primarily driven by the gain on sale related to Pets Best.

•Other expense increased by $87 million, or 7.8%, for the three months ended March 31, 2024. The increase for the three months ended March 31, 2024 was primarily driven by growth related items and technology investments.
•At March 31, 2024, deposits represented 84% of our total funding sources. Total deposits increased by 3.0% to $83.6 billion at March 31, 2024, compared to December 31, 2023.
•During the three months ended March 31, 2024, we declared and paid cash dividends on our Series A 5.625% non-cumulative perpetual preferred stock of $14.06 per share, or $11 million.
•In February 2024, we issued depositary shares representing $500 million of Series B 8.250% fixed rate reset non-cumulative perpetual preferred stock, with dividends payable quarterly beginning in May 2024.
•During the three months ended March 31, 2024, we repurchased $300 million of our outstanding common stock, and declared and paid cash dividends of $0.25 per share, or $102 million. In April 2024, the Board of Directors approved an incremental share repurchase program of up to $1.0 billion, through June 30, 2025, bringing the total amount of share repurchase authorization to $1.3 billion, and intends to maintain the quarterly dividend at its current amount of $0.25 per common share. For more information, see “Capital—Dividend and Share Repurchases.”

•In March 2024, we sold our wholly-owned subsidiary, Pets Best, for consideration comprising a combination of cash and an equity interest in Independence Pet Holdings, Inc. The sale resulted in the recognition of a gain on sale of $1.1 billion, or $802 million net of tax.
•In March 2024, we acquired Ally Financial Inc.'s point of sale financing business, Ally Lending, for cash consideration of $2.0 billion. The assets and liabilities of Ally Lending primarily included loan receivables with an unpaid principal balance of $2.2 billion. See Note 3. Acquisitions and Dispositions to our condensed consolidated financial statements for additional information.
2024 Partner Agreements
During the three months ended March 31, 2024, we continued to expand and diversify our portfolio with the addition or renewal of more than 25 partners, which included the following:
•In our Home & Auto sales platform, we announced our new partnership with The Carpet Guys and extended our program agreements with Associated Materials and Brandsmart.
•In our Health & Wellness sales platform, we expanded our network through our new partnership with LaserAway.
•In our Lifestyle sales platform, we announced our new partnership with BRP.
•We added two new strategic technology partnerships with Adit Practice Management Software and ServiceTitan, both of which expand access for customers to our suite of credit products.
Summary Earnings
The following table sets forth our results of operations for the periods indicated.

	Three months ended March 31,
($ in millions)	2024	2023
Interest income	$5,568	$4,786
Interest expense	1,163	735
Net interest income	4,405	4,051
Retailer share arrangements	(764)	(917)
Provision for credit losses	1,884	1,290
Net interest income, after retailer share arrangements and provision for credit losses	1,757	1,844
Other income	1,157	65
Other expense	1,206	1,119
Earnings before provision for income taxes	1,708	790
Provision for income taxes	415	189
Net earnings	$1,293	$601
Net earnings available to common stockholders	$1,282	$590

Other Financial and Statistical Data
The following table sets forth certain other financial and statistical data for the periods indicated.

	At and for the
	Three months ended March 31,
($ in millions)	2024	2023
Financial Position Data (Average):
Loan receivables, including held for sale	$100,957	$90,815
Total assets	$119,034	$105,842
Deposits	$82,988	$72,627
Borrowings	$16,013	$14,671
Total equity	$14,614	$13,414
Selected Performance Metrics:
Purchase volume(1)(2)	$42,387	$41,557
Home & Auto	$10,512	$10,863
Digital	$12,628	$12,261
Diversified & Value	$14,023	$13,439
Health & Wellness	$3,980	$3,690
Lifestyle	$1,244	$1,302
Corp, Other	$—	$2
Average active accounts (in thousands)(2)(3)	71,667	69,494
Net interest margin(4)	14.55%	15.22%
Net charge-offs	$1,585	$1,006
Net charge-offs as a % of average loan receivables, including held for sale	6.31%	4.49%
Allowance coverage ratio(5)	10.72%	10.44%
Return on assets(6)	4.4%	2.3%
Return on equity(7)	35.6%	18.2%
Equity to assets(8)	12.28%	12.67%
Other expense as a % of average loan receivables, including held for sale	4.80%	5.00%
Efficiency ratio(9)	25.1%	35.0%
Effective income tax rate	24.3%	23.9%
Selected Period-End Data:
Loan receivables	$101,733	$91,129
Allowance for credit losses	$10,905	$9,517
30+ days past due as a % of period-end loan receivables(10)	4.74%	3.81%
90+ days past due as a % of period-end loan receivables(10)	2.42%	1.87%
Total active accounts (in thousands)(3)	70,754	68,589
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

	2024			2023
Three months ended March 31 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$17,405	$236	5.45%	$12,365	$140	4.59%
Securities available for sale	3,432	39	4.57%	4,772	30	2.55%
Loan receivables, including held for sale(3):
Credit cards	94,216	5,096	21.75%	85,904	4,497	21.23%
Consumer installment loans	4,734	149	12.66%	3,103	83	10.85%
Commercial credit products	1,878	45	9.64%	1,697	34	8.13%
Other	129	3	9.35%	111	2	7.31%
Total loan receivables, including held for sale	100,957	5,293	21.09%	90,815	4,616	20.61%
Total interest-earning assets	121,794	5,568	18.39%	107,952	4,786	17.98%
Non-interest-earning assets:
Cash and due from banks	944			1,024
Allowance for credit losses	(10,677)			(9,262)
Other assets	6,973			6,128
Total non-interest-earning assets	(2,760)			(2,110)
Total assets	$119,034			$105,842
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$82,598	$954	4.65%	$72,216	$557	3.13%
Borrowings of consolidated securitization entities	7,383	105	5.72%	6,229	77	5.01%
Senior and subordinated unsecured notes	8,630	104	4.85%	8,442	101	4.85%
Total interest-bearing liabilities	98,611	1,163	4.74%	86,887	735	3.43%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	390			411
Other liabilities	5,419			5,130
Total non-interest-bearing liabilities	5,809			5,541
Total liabilities	104,420			92,428
Equity
Total equity	14,614			13,414
Total liabilities and equity	$119,034			$105,842
Interest rate spread(4)			13.64%			14.55%
Net interest income		$4,405			$4,051
Net interest margin(5)			14.55%			15.22%
________________________________________
(1)Average yields/rates are based on total interest income/expense over average balances.
(2)Includes average restricted cash balances of $109 million and $351 million for the three months ended March 31, 2024 and 2023, respectively.
(3)Interest income on loan receivables includes fees on loans, which primarily consist of late fees on our credit products, of $652 million and $639 million for the three months ended March 31, 2024 and 2023, respectively.
(4)Interest rate spread represents the difference between the yield on total interest-earning assets and the rate on total interest-bearing liabilities.
(5)Net interest margin represents net interest income divided by average total interest-earning assets.

For a summary description of the composition of our key line items included in our Statements of Earnings, see Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K.
Interest Income
Interest income increased by $782 million, or 16.3%, for the three months ended March 31, 2024, primarily driven by an increase in interest and fees on loans of 14.7%.The increase in interest and fees on loans was primarily driven by growth in average loan receivables, lower customer payment rates and higher benchmark rates.
Average interest-earning assets

Three months ended March 31 ($ in millions)	2024	%	2023	%
Loan receivables, including held for sale	$100,957	82.9%	$90,815	84.1%
Liquidity portfolio and other	20,837	17.1%	17,137	15.9%
Total average interest-earning assets	$121,794	100.0%	$107,952	100.0%

Average loan receivables, including held for sale, increased 11.2% for the three months ended March 31, 2024, primarily driven by growth in purchase volume and lower customer payment rates. Purchase volume increased by 2.0% for the three months ended March 31, 2024.
Yield on average interest-earning assets
The yield on average interest-earning assets increased for the three months ended March 31, 2024 primarily due to an increase in the yield on average loan receivables. The increase in loan receivable yield was 48 basis points to 21.09% for the three months ended March 31, 2024.
Interest Expense
Interest expense increased by $428 million to $1.2 billion for the three months ended March 31, 2024, primarily attributed to higher benchmark interest rates and higher funding liabilities. Our cost of funds increased to 4.74% for the three months ended March 31, 2024, compared to 3.43% for the three months ended March 31, 2023.
Average interest-bearing liabilities

Three months ended March 31 ($ in millions)	2024	%	2023	%
Interest-bearing deposit accounts	$82,598	83.8%	$72,216	83.1%
Borrowings of consolidated securitization entities	7,383	7.5%	6,229	7.2%
Senior and subordinated unsecured notes	8,630	8.7%	8,442	9.7%
Total average interest-bearing liabilities	$98,611	100.0%	$86,887	100.0%
Net Interest Income
Net interest income increased by $354 million, or 8.7%, for the three months ended March 31, 2024, resulting from the changes in interest income and interest expense discussed above.
Retailer Share Arrangements
Retailer share arrangements decreased by $153 million, or 16.7%, for the three months ended March 31, 2024, primarily due to higher net charge-offs, partially offset by higher net interest income.
Provision for Credit Losses
Provision for credit losses increased by $594 million to $1.9 billion, for the three months ended March 31, 2024, primarily driven by higher net charge-offs and a $299 million reserve build, which included $190 million related to the Ally Lending acquisition.

Other Income

	Three months ended March 31,
($ in millions)	2024	2023
Interchange revenue	$241	$232
Protection product revenue	141	115
Loyalty programs	(319)	(298)
Other	1,094	16
Total other income	$1,157	$65
Other income increased by $1.1 billion for the three months ended March 31, 2024, primarily driven by the gain on sale related to Pets Best. The pre-tax gain amount of $1.1 billion is included within the Other component of Other Income in our Condensed Consolidated Statements of Earnings.
Other Expense

	Three months ended March 31,
($ in millions)	2024	2023
Employee costs	$496	$451
Professional fees	220	186
Marketing and business development	125	131
Information processing	186	166
Other	179	185
Total other expense	$1,206	$1,119
Other expense increased by $87 million, or 7.8% for the three months ended March 31, 2024, primarily driven by growth related items and higher technology investments. Employee costs increased for the three months ended March 31, 2024 primarily attributable to an increase in headcount driven by growth. Professional fees and information processing costs increased for the three months ended March 31, 2024 primarily due to increased technology investments.
Provision for Income Taxes

	Three months ended March 31,
($ in millions)	2024	2023
Effective tax rate	24.3%	23.9%
Provision for income taxes	$415	$189
The effective tax rate for the three months ended March 31, 2024 increased compared to the same period in the prior year primarily due to an increase in state tax expense in the current period related to the sale of Pets Best. The effective tax rate differs from the applicable U.S. federal statutory tax rate primarily due to state income taxes.
Platform Analysis
As discussed above under “—Our Sales Platforms,” we offer our credit products primarily through five sales platforms (Home & Auto, Digital, Diversified & Value, Health & Wellness and Lifestyle), which management measures based on their revenue-generating activities. The following is a discussion of certain supplemental information for the three months ended March 31, 2024, for each of our five sales platforms and Corp, Other.

Home & Auto

	Three months ended March 31,
($ in millions)	2024	2023
Purchase volume	$10,512	$10,863
Period-end loan receivables	$32,615	$29,733
Average loan receivables, including held for sale	$31,865	$29,690
Average active accounts (in thousands)	18,969	18,521

Interest and fees on loans	$1,382	$1,225
Other income	$33	$25
Home & Auto interest and fees on loans increased by $157 million, or 12.8%, for the three months ended March 31, 2024, primarily driven by higher average loan receivables and higher benchmark rates. The increase in average loan receivables primarily reflected lower customer payment rates as well as the completion of the Ally Lending acquisition. Purchase volume decreased 3.2% for the three months ended March 31, 2024, as growth in Home Specialty and Auto and the impact of the Ally Lending acquisition were offset by a combination of lower retail traffic, fewer large ticket purchases and the impact of lower gas prices.
Digital

	Three months ended March 31,
($ in millions)	2024	2023
Purchase volume	$12,628	$12,261
Period-end loan receivables	$27,734	$24,944
Average loan receivables, including held for sale	$28,081	$24,982
Average active accounts (in thousands)	21,349	20,564

Interest and fees on loans	$1,567	$1,363
Other income	$6	$1
Digital interest and fees on loans increased by $204 million, or 15.0%, for the three months ended March 31, 2024, primarily driven by growth in average loan receivables, higher benchmark rates and the maturation of newer programs. The growth in average loan receivables reflects lower customer payment rates, purchase volume growth of 3.0% and average active account growth of 3.8%.
Diversified & Value

	Three months ended March 31,
($ in millions)	2024	2023
Purchase volume	$14,023	$13,439
Period-end loan receivables	$19,559	$17,702
Average loan receivables, including held for sale	$19,593	$17,713
Average active accounts (in thousands)	21,032	20,807

Interest and fees on loans	$1,214	$1,070
Other income	$(17)	$(14)
Diversified & Value interest and fees on loans increased by $144 million, or 13.5%, for the three months ended March 31, 2024, primarily driven by growth in average loan receivables and higher benchmark rates. The growth in average loan receivables reflected lower customer payment rates and purchase volume growth of 4.3%, reflecting growth in both in-partner and out-of-partner spend and average active account growth of 1.1%.

Health & Wellness

	Three months ended March 31,
($ in millions)	2024	2023
Purchase volume	$3,980	$3,690
Period-end loan receivables	$15,065	$12,581
Average loan receivables, including held for sale	$14,697	$12,309
Average active accounts (in thousands)	7,611	6,887

Interest and fees on loans	$869	$735
Other income	$66	$61
Health & Wellness interest and fees on loans increased by $134 million, or 18.2%, for the three months ended March 31, 2024, primarily driven by higher average loan receivables. The growth in average loan receivables reflected higher purchase volume and lower customer payment rates, as well as the completion of the Ally Lending acquisition. Purchase volume increased 7.9% and average active accounts increased 10.5% for the three months ended March 31, 2024, reflecting broad-based growth led by Pet, Dental and Cosmetic.
Other income increased by $5 million, or 8.2%, for the three months ended March 31, 2024, primarily due to higher protection product revenue, partially offset by higher loyalty costs.
Lifestyle

	Three months ended March 31,
($ in millions)	2024	2023
Purchase volume	$1,244	$1,302
Period-end loan receivables	$6,604	$5,971
Average loan receivables, including held for sale	$6,631	$5,919
Average active accounts (in thousands)	2,642	2,611

Interest and fees on loans	$255	$223
Other income	$8	$7
Lifestyle interest and fees on loans increased by $32 million, or 14.3%, for the three months ended March 31, 2024, primarily driven by growth in average loan receivables and higher benchmark interest rates. The growth in average loan receivables was primarily driven by continued purchase volume growth in 2023 and lower customer payment rates in the current quarter. Purchase volume decreased by 4.5% for the three months ended March 31, 2024, reflecting lower transaction values in Specialty and fewer transactions in Music.
Corp, Other

	Three months ended March 31,
($ in millions)	2024	2023
Purchase volume	$—	$2
Period-end loan receivables	$156	$198
Average loan receivables, including held for sale	$90	$202
Average active accounts (in thousands)	64	104

Interest and fees on loans	$6	$—
Other income	$1,061	$(15)
Other income for the three months ended March 31, 2024 in Corp, Other primarily included the gain on sale of Pets Best of $1.1 billion.

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
The following table sets forth the composition of our loan receivables portfolio by product type at the dates indicated.

($ in millions)	At March 31, 2024	(%)	At December 31, 2023	(%)
Loans
Credit cards	$93,736	92.1%	$97,043	94.2%
Consumer installment loans	5,957	5.9%	3,977	3.9
Commercial credit products	1,912	1.9%	1,839	1.8
Other	128	0.1%	129	0.1
Total loans	$101,733	100.0%	$102,988	100.0%
Loan receivables decreased 1.2% to $101.7 billion at March 31, 2024 compared to $103.0 billion at December 31, 2023, primarily driven by the seasonality of our business, partially offset by the Ally Lending acquisition and lower customer payment rates. Loan receivables acquired through the Ally Lending acquisition are included within Consumer installment loans at March 31, 2024 in the table above.
Loan receivables increased 11.6% to $101.7 billion at March 31, 2024 compared to $91.1 billion at March 31, 2023 driven by purchase volume growth, lower customer payment rates and the completion of the Ally Lending acquisition.
Our loan receivables portfolio had the following geographic concentration at March 31, 2024.

($ in millions)	Loan Receivables Outstanding	% of Total Loan Receivables Outstanding
State
Texas	$11,197	11.0%
California	$10,539	10.4%
Florida	$9,511	9.3%
New York	$4,849	4.8%
North Carolina	$4,280	4.2%
Delinquencies
Over-30 day loan delinquencies as a percentage of period-end loan receivables increased to 4.74% at March 31, 2024 from 3.81% at March 31, 2023, and remained flat compared to 4.74% at December 31, 2023. The increase compared to the prior year was primarily driven by lower customer payment rates.
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

	Three months ended March 31,
	2024		2023
($ in millions)	Amount	Rate	Amount	Rate
Credit cards	$1,470	6.28%	$938	4.43%
Consumer installment loans	82	6.97%	39	4.97%
Commercial credit products	33	7.07%	29	6.69%
Other	—	—%	—	—%
Total net charge-offs	$1,585	6.31%	$1,006	4.49%

Allowance for Credit Losses
The allowance for credit losses totaled $10.9 billion at March 31, 2024, compared to $10.6 billion at December 31, 2023, respectively, and $9.5 billion at March 31, 2023, and reflects our estimate of expected credit losses for the life of the loan receivables on our Condensed Consolidated Statement of Financial Position. Our allowance for credit losses as a percentage of total loan receivables increased to 10.72% at March 31, 2024, from 10.26% at December 31, 2023 and increased from 10.44% at March 31, 2023.
The increase in allowance for credit losses compared to December 31, 2023 primarily reflects the addition of the Ally Lending portfolio. See Note 5. Loan Receivables and Allowance for Credit Losses to our condensed consolidated financial statements for additional information.

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
The following table summarizes information concerning our funding sources during the periods indicated:

	2024			2023
Three months ended March 31 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$82,598	83.8%	4.6%	$72,216	83.1%	3.1%
Securitized financings	7,383	7.5	5.7%	6,229	7.2	5.0%
Senior and subordinated unsecured notes	8,630	8.7	4.8%	8,442	9.7	4.9%
Total	$98,611	100.0%	4.7%	$86,887	100.0%	3.4%
______________________
(1)Excludes $390 million and $411 million average balance of non-interest-bearing deposits for the three months ended March 31, 2024 and 2023, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the three months ended March 31, 2024 and 2023.

Deposits
We obtain deposits directly from retail, affinity relationships and commercial customers (“direct deposits”) or through third-party brokerage firms that offer our deposits to their customers (“brokered deposits”). At March 31, 2024, we had $70.6 billion in direct deposits and $13.0 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger that channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to continue to utilize our direct deposit base as a source of stable and diversified low-cost funding.
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
The following table summarizes certain information regarding our interest-bearing deposits by type (all of which constitute U.S. deposits) for the periods indicated:

Three months ended March 31 ($ in millions)	2024			2023
	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$40,690	49.3%	4.7%	$29,128	40.3%	2.8%
Savings, money market, and demand accounts	28,438	34.4	4.6%	29,914	41.4	3.3%
Brokered deposits	13,470	16.3	4.5%	13,174	18.3	3.5%
Total interest-bearing deposits	$82,598	100.0%	4.6%	$72,216	100.0%	3.1%
Our deposit liabilities provide funding with maturities ranging from one day to ten years. At March 31, 2024, the weighted average maturity of our interest-bearing time deposits was 1.0 years. See Note 8. Deposits to our condensed consolidated financial statements for more information on the maturities of our time deposits.
The following table summarizes deposits by contractual maturity at March 31, 2024:

($ in millions)	3 Months or Less	Over 3 Months but within 6 Months	Over 6 Months but within 12 Months	Over 12 Months	Total
U.S. deposits (less than FDIC insurance limit)(1)(2)	$35,473	$7,618	$9,525	$13,836	$66,452
U.S. deposits (in excess of FDIC insurance limit)(2)
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	2,587	2,116	2,951	3,021	10,675
Savings, money market, and demand accounts	6,427	—	—	—	6,427
Total	$44,487	$9,734	$12,476	$16,857	$83,554
______________________
(1)Includes brokered certificates of deposit for which underlying individual deposit balances are assumed to be less than $250,000.
(2)The standard deposit insurance amount is $250,000 per depositor, for each account ownership category. Deposits in excess of FDIC insurance limit presented above include partially insured accounts. Our estimate of the uninsured portion of these deposit balances at March 31, 2024 was approximately $5.7 billion.

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
The following table summarizes expected contractual maturities of the investors’ interests in securitized financings, excluding debt premiums, discounts and issuance costs at March 31, 2024.

($ in millions)	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years	Total
Scheduled maturities of long-term borrowings—owed to securitization investors:
SYNCT	$850	$1,450	$—	$—	$2,300
SFT	775	775	—	—	1,550
SYNIT(1)	—	4,175	—	—	4,175
Total long-term borrowings—owed to securitization investors	$1,625	$6,400	$—	$—	$8,025
______________________
(1)Excludes any subordinated classes of SYNIT notes that we owned at March 31, 2024.
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

The following table summarizes for each of our trusts the three-month rolling average excess spread at March 31, 2024.

	Note Principal Balance ($ in millions)	# of Series Outstanding	Three-Month Rolling Average Excess Spread(1)
SYNCT	$2,300	4	~ 14.3% to 15.0%
SFT	$1,550	6	12.3%
SYNIT	$4,175	1	17.0%
______________________
(1)Represents the excess spread (generally calculated as interest income collected from the applicable pool of loan receivables less applicable net charge-offs, interest expense and servicing costs, divided by the aggregate principal amount of loan receivables in the applicable pool) for SFT or, in the case of SYNCT, a range of the excess spreads relating to the particular series issued within such trust or, in the case of SYNIT, the excess spread relating to the one outstanding series issued within such trust, in all cases omitting any series that have not been outstanding for at least three full monthly periods and calculated in accordance with the applicable trust or series documentation, for the three securitization monthly periods ended March 31, 2024.
Senior and Subordinated Unsecured Notes
The following table provides a summary of our outstanding fixed rate senior and subordinated unsecured notes at March 31, 2024.

Issuance Date	Interest Rate(1)	Maturity	Principal Amount Outstanding(2)
($ in millions)
Fixed rate senior unsecured notes:
Synchrony Financial
August 2014	4.250%	August 2024	1,250
July 2015	4.500%	July 2025	1,000
August 2016	3.700%	August 2026	500
December 2017	3.950%	December 2027	1,000
March 2019	5.150%	March 2029	650
October 2021	2.875%	October 2031	750
June 2022	4.875%	June 2025	750
Synchrony Bank
August 2022	5.400%	August 2025	900
August 2022	5.625%	August 2027	600

Fixed rate subordinated unsecured notes:
Synchrony Financial
February 2023	7.250%	February 2033	750
Total fixed rate senior and subordinated unsecured notes			$8,150
______________________
(1)Weighted average interest rate of all senior and subordinated unsecured notes at March 31, 2024 was 4.72%.
(2)The amounts shown exclude unamortized debt discounts, premiums and issuance costs.
Short-Term Borrowings
Except as described above, there were no material short-term borrowings for the periods presented.
Covenants
The indenture pursuant to which our senior and subordinated unsecured notes have been issued includes various covenants. If we do not satisfy any of these covenants, the maturity of amounts outstanding thereunder may be accelerated and become payable. We were in compliance with all of these covenants at March 31, 2024.

At March 31, 2024, we were not in default under any of our credit facilities.
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
We maintain a liquidity portfolio, which at March 31, 2024 had $21.9 billion of liquid assets, primarily consisting of cash and equivalents and short-term obligations of the U.S. Treasury, less cash in transit which is not considered to be liquid, compared to $16.8 billion of liquid assets at December 31, 2023. The increase in liquid assets was primarily due to the seasonality of our business, deposit growth and the proceeds from the sale of Pets Best, as well as issuances of secured notes and preferred stock. We believe our liquidity position at March 31, 2024 remains strong as we continue to operate in a period of uncertain economic conditions and we will continue to closely monitor our liquidity as economic conditions change.
As a general matter, investments included in our liquidity portfolio are expected to be highly liquid, giving us the ability to readily convert them to cash. The level and composition of our liquidity portfolio may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.

We also have access to several additional sources of liquidity beyond our liquidity portfolio. At March 31, 2024, we had an aggregate of $10.8 billion of available borrowing capacity through the Federal Reserve's discount window, $2.5 billion of undrawn committed capacity on our securitized financings, subject to customary borrowing conditions, from private lenders under our securitization programs and $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders. In addition, we have other unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
We rely significantly on dividends and other distributions and payments from the Bank for liquidity; however, bank regulations, contractual restrictions and other factors limit the amount of dividends and other distributions and payments that the Bank may pay to us. For a discussion of regulatory restrictions on the Bank’s ability to pay dividends, see “Regulation—Risk Factors Relating to Regulation—We are subject to restrictions that limit our ability to pay dividends and repurchase our common stock; the Bank is subject to restrictions that limit its ability to pay dividends to us, which could limit our ability to pay dividends, repurchase our common stock or make payments on our indebtedness” and “Regulation—Regulation Relating to Our Business—Savings Association Regulation—Dividends and Stock Repurchases” in our 2023 Form 10-K.
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
Beginning in 2024, we are now subject to the Federal Reserve Board's formal capital plan submission requirements and have submitted our capital plan to the Federal Reserve Board.
Dividend and Share Repurchases

Common Stock Cash Dividends Declared	Month of Payment	Amount per Common Share	Amount
($ in millions, except per share data)
Three months ended March 31, 2024	February 2024	$0.25	$102
Total dividends declared		$0.25	$102

Preferred Stock Cash Dividends Declared	Month of Payment	Amount per Preferred Share	Amount
($ in millions, except per share data)
Three months ended March 31, 2024	February 2024	$14.06	$11
Total dividends declared		$14.06	$11
In February 2024, we issued depositary shares representing $500 million of Series B 8.250% fixed rate reset non-cumulative perpetual preferred stock, with dividends payable quarterly beginning in May 2024. The declaration and payment of future dividends to holders of our common and preferred stock will be at the discretion of the Board and will depend on many factors. For a discussion of regulatory and other restrictions on our ability to pay dividends and repurchase stock, see “Regulation—Risk Factors Relating to Regulation—We are subject to restrictions that limit our ability to pay dividends and repurchase our common stock; the Bank is subject to restrictions that limit its ability to pay dividends to us, which could limit our ability to pay dividends, repurchase our common stock or make payments on our indebtedness” in our 2023 Form 10-K.

Common Shares Repurchased Under Publicly Announced Programs	Total Number of Shares Purchased	Dollar Value of Shares Purchased
($ and shares in millions)
Three months ended March 31, 2024	7.5	$300
Total	7.5	$300
During the three months ended March 31, 2024, we repurchased $300 million of common stock as part of our share repurchase programs. At March 31, 2024 we had a total share repurchase authorization of $300 million remaining under our prior share repurchase program, and in April 2024, the Board of Directors approved an incremental share repurchase program of up to $1.0 billion, through June 30, 2025. Repurchases under this program are subject to market conditions and other factors, including legal and regulatory restrictions and required approvals, if any. Following this approval, the total amount of share repurchase authorization through June 30, 2025 is now $1.3 billion.
Regulatory Capital Requirements - Synchrony Financial
As a savings and loan holding company, we are required to maintain minimum capital ratios, under the applicable U.S. Basel III capital rules. For more information, see “Regulation—Savings and Loan Holding Company Regulation” in our 2023 Form 10-K.
For Synchrony Financial to be a well-capitalized savings and loan holding company, Synchrony Bank must be well-capitalized and Synchrony Financial must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. At March 31, 2024, Synchrony Financial met all the requirements to be deemed well-capitalized.
The following table sets forth the composition of our capital ratios for the Company calculated under the Basel III Standardized Approach rules at March 31, 2024 and December 31, 2023, respectively.

	Basel III
	At March 31, 2024		At December 31, 2023
($ in millions)	Amount	Ratio(1)	Amount	Ratio(1)
Total risk-based capital	$16,347	15.8%	$15,464	14.9%
Tier 1 risk-based capital	$14,207	13.8%	$13,334	12.9%
Tier 1 leverage	$14,207	12.0%	$13,334	11.7%
Common equity Tier 1 capital	$12,985	12.6%	$12,600	12.2%
Risk-weighted assets	$103,242		$103,460
______________________
(1)Tier 1 leverage ratio represents total Tier 1 capital as a percentage of total average assets, after certain adjustments. All other ratios presented above represent the applicable capital measure as a percentage of risk-weighted assets.
The Company elected to adopt the option provided by the interim final rule issued by joint federal bank regulatory agencies, which largely delayed the effects of CECL on our regulatory capital. Beginning in the first quarter of 2022, the effects are being phased-in over a three-year transitional period through 2024, collectively the “CECL regulatory capital transition adjustment”. The effects of CECL on our regulatory capital will be fully phased-in beginning in the first quarter of 2025. For more information, see “Capital—Regulatory Capital Requirements - Synchrony Financial” in our 2023 Form 10-K.
Capital amounts and ratios in the above table all reflect the applicable CECL regulatory capital transition adjustment for each period. The increase in our common equity Tier 1 capital ratio compared to December 31, 2023 was primarily due to the net impact of the Pets Best sale and Ally Lending acquisition, as well as a reduction in risk weighted assets and the retention of net earnings during the three months ended March 31, 2024, partially offset by the third year phase-in of the impact of CECL on our regulatory capital.

Regulatory Capital Requirements - Synchrony Bank
At March 31, 2024 and December 31, 2023, the Bank met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. The following table sets forth the composition of the Bank’s capital ratios calculated under the Basel III Standardized Approach rules at March 31, 2024 and December 31, 2023, and also reflects the applicable CECL regulatory capital transition adjustment for each period.

	At March 31, 2024		At December 31, 2023		Minimum to be Well-Capitalized under Prompt Corrective Action Provisions
($ in millions)	Amount	Ratio	Amount	Ratio	Ratio
Total risk-based capital	$14,769	15.1%	$14,943	15.3%	10.0%
Tier 1 risk-based capital	$12,690	12.9%	$12,880	13.2%	8.0%
Tier 1 leverage	$12,690	11.4%	$12,880	12.0%	5.0%
Common equity Tier 1 capital	$12,690	12.9%	$12,880	13.2%	6.5%
Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a material adverse effect on our business, results of operations and financial condition. See “Regulation—Risk Factors Relating to Regulation—Failure by Synchrony and the Bank to meet applicable capital adequacy and liquidity requirements could have a material adverse effect on us” in our 2023 Form 10-K.
Off-Balance Sheet Arrangements and Unfunded Lending Commitments
____________________________________________________________________________________________
We do not have any material off-balance sheet arrangements, including guarantees of third-party obligations. Guarantees are contracts or indemnification agreements that contingently require us to make a guaranteed payment or perform an obligation to a third-party based on certain trigger events. At March 31, 2024, we had not recorded any contingent liabilities in our Condensed Consolidated Statement of Financial Position related to any guarantees. See Note 6 - Variable Interest Entities to our condensed consolidated financial statements for more information on our investment commitments for unconsolidated variable interest entities (“VIE's”).
We extend credit, primarily arising from agreements with customers for unused lines of credit on our credit cards, in the ordinary course of business. Each unused credit card line is unconditionally cancellable by us. See Note 5 - Loan Receivables and Allowance for Credit Losses to our condensed consolidated financial statements for more information on our unfunded lending commitments.
Critical Accounting Estimates
____________________________________________________________________________________________
In preparing our condensed consolidated financial statements, we have identified certain accounting estimates and assumptions that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. The critical accounting estimates we have identified relate to allowance for credit losses and fair value measurements. These estimates reflect our best judgment about current, and for some estimates future, economic and market conditions and their effects based on information available as of the date of these financial statements. If these conditions change from those expected, it is reasonably possible that these judgments and estimates could change, which may result in incremental losses on loan receivables, or material changes to our Condensed Consolidated Statement of Financial Position, among other effects. See “Management's Discussion and Analysis—Critical Accounting Estimates” in our 2023 Form 10-K, for a detailed discussion of these critical accounting estimates.

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
On March 5, 2024, the CFPB released a final rule amending its regulations that implement the Truth in Lending Act to lower the safe harbor dollar amount for credit card late fees from the prior $30 (adjusted to $41 for each subsequent late payment within the next six billing cycles) to $8 and to eliminate the automatic annual inflation adjustment to such safe harbor dollar amount. The final rule has an effective date of May 14, 2024. Industry organizations have challenged the final rule in court, and the outcome of such challenge, including the impact on the final rule, is uncertain. See "Business Trends and Conditions" above for the anticipated financial impacts related to the final rule.
See “Regulation—Regulation Relating to Our Business” in our 2023 Form 10-K for additional information on regulations that apply to us, and “—Capital” above, for discussion of the impact of regulations and supervision on our capital and liquidity, including our ability to pay dividends and repurchase stock.

ITEM 1. FINANCIAL STATEMENTS
Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
____________________________________________________________________________________________

	Three months ended March 31,
($ in millions, except per share data)	2024	2023
Interest income:
Interest and fees on loans (Note 5)	$5,293	$4,616
Interest on cash and debt securities	275	170
Total interest income	5,568	4,786
Interest expense:
Interest on deposits	954	557
Interest on borrowings of consolidated securitization entities	105	77
Interest on senior and subordinated unsecured notes	104	101
Total interest expense	1,163	735
Net interest income	4,405	4,051
Retailer share arrangements	(764)	(917)
Provision for credit losses (Note 5)	1,884	1,290
Net interest income, after retailer share arrangements and provision for credit losses	1,757	1,844
Other income:
Interchange revenue	241	232
Protection product revenue	141	115
Loyalty programs	(319)	(298)
Other (Note 3)	1,094	16
Total other income	1,157	65
Other expense:
Employee costs	496	451
Professional fees	220	186
Marketing and business development	125	131
Information processing	186	166
Other	179	185
Total other expense	1,206	1,119
Earnings before provision for income taxes	1,708	790
Provision for income taxes (Note 14)	415	189
Net earnings	$1,293	$601
Net earnings available to common stockholders	$1,282	$590

Earnings per share (Note 12)
Basic	$3.17	$1.36
Diluted	$3.14	$1.35

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
____________________________________________________________________________________________

	Three months ended March 31,
($ in millions)	2024	2023

Net earnings	$1,293	$601

Other comprehensive income (loss)
Debt securities	(1)	24
Currency translation adjustments	—	(1)
Employee benefit plans	—	—
Other comprehensive income (loss)	(1)	23

Comprehensive income	$1,292	$624
Amounts presented net of taxes.

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Financial Position (Unaudited)
____________________________________________________________________________________________

($ in millions)	At March 31, 2024	At December 31, 2023
Assets
Cash and equivalents	$20,021	$14,259
Debt securities (Note 4)	3,005	3,799
Loan receivables: (Notes 5 and 6)
Unsecuritized loans held for investment	81,642	81,554
Restricted loans of consolidated securitization entities	20,091	21,434
Total loan receivables	101,733	102,988
Less: Allowance for credit losses	(10,905)	(10,571)
Loan receivables, net	90,828	92,417
Goodwill (Note 7)	1,073	1,018
Intangible assets, net (Note 7)	800	815
Other assets	5,446	4,915
Assets held for sale (Note 3)	—	256
Total assets	$121,173	$117,479

Liabilities and Equity
Deposits: (Note 8)
Interest-bearing deposit accounts	$83,160	$80,789
Non-interest-bearing deposit accounts	394	364
Total deposits	83,554	81,153
Borrowings: (Notes 6 and 9)
Borrowings of consolidated securitization entities	8,016	7,267
Senior and subordinated unsecured notes	8,117	8,715
Total borrowings	16,133	15,982
Accrued expenses and other liabilities	6,204	6,334
Liabilities held for sale (Note 3)	—	107
Total liabilities	$105,891	$103,576

Equity:
Preferred stock, par share value $0.001 per share; 1,250,000 and 750,000 shares authorized at March 31, 2024 and December 31, 2023, respectively; 1,250,000 and 750,000 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively, and aggregate liquidation preference of $1,250 at March 31, 2024 and $750 at December 31, 2023	$1,222	$734
Common Stock, par share value $0.001 per share; 4,000,000,000 shares authorized; 833,984,684 shares issued at both March 31, 2024 and December 31, 2023; 401,410,596 and 406,875,775 shares outstanding at March 31, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	9,768	9,775
Retained earnings	19,790	18,662
Accumulated other comprehensive income (loss):
Debt securities	(34)	(33)
Currency translation adjustments	(38)	(38)
Employee benefit plans	3	3
Treasury stock, at cost; 432,574,088 and 427,108,909 shares at March 31, 2024 and December 31, 2023, respectively	(15,430)	(15,201)
Total equity	15,282	13,903
Total liabilities and equity	$121,173	$117,479
See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
____________________________________________________________________________________________

	Preferred Stock		Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2023	750	$734	833,985	$1	$9,718	$16,716	$(125)	$(14,171)	$12,873
Cumulative effect of change in accounting principle	—	—	—	—	—	222	—	—	222
Adjusted balance, beginning of period	750	$734	833,985	$1	$9,718	$16,938	$(125)	$(14,171)	$13,095
Net earnings	—	—	—	—	—	601	—	—	601
Other comprehensive income	—	—	—	—	—	—	23	—	23
Purchases of treasury stock	—	—	—	—	—	—	—	(404)	(404)
Stock-based compensation	—	—	—	—	(13)	(59)	—	61	(11)
Dividends - preferred stock ($14.06 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividends - common stock ($0.23 per share)	—	—	—	—	—	(100)	—	—	(100)
Balance at March 31, 2023	750	$734	833,985	$1	$9,705	$17,369	$(102)	$(14,514)	$13,193

	Preferred Stock		Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2024	750	$734	833,985	$1	$9,775	$18,662	$(68)	$(15,201)	$13,903
Net earnings			—	—	—	1,293	—	—	1,293
Other comprehensive income	—	—	—	—	—	—	(1)	—	(1)
Issuance of preferred stock	500	488	—	—	—	—	—	—	488
Purchases of treasury stock	—	—	—	—	—	—	—	(300)	(300)
Stock-based compensation	—	—	—	—	(7)	(52)	—	71	12
Dividends - preferred stock ($14.06 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividends - common stock ($0.25 per share)	—	—	—	—	—	(102)	—	—	(102)
Balance at March 31, 2024	1,250	$1,222	833,985	$1	$9,768	$19,790	$(69)	$(15,430)	$15,282

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
____________________________________________________________________________________________

	Three months ended March 31,
($ in millions)	2024	2023
Cash flows - operating activities
Net earnings	$1,293	$601
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for credit losses	1,884	1,290
Deferred income taxes	27	(88)
Depreciation and amortization	119	111
(Increase) decrease in interest and fees receivable	(2)	(34)
(Increase) decrease in other assets	45	19
Increase (decrease) in accrued expenses and other liabilities	(204)	(177)
Gain on sale of business	(1,069)	—
All other operating activities	155	164
Cash provided from (used for) operating activities	2,248	1,886

Cash flows - investing activities
Maturity and sales of debt securities	982	1,458
Purchases of debt securities	(163)	(391)
Acquisitions, net of cash acquired	(1,935)	—
Proceeds from sale of business, net of cash and restricted cash sold	491	—
Net (increase) decrease in loan receivables, including held for sale	1,504	(234)
All other investing activities	(81)	(141)
Cash provided from (used for) investing activities	798	692

Cash flows - financing activities
Borrowings of consolidated securitization entities
Proceeds from issuance of securitized debt	747	250
Maturities and repayment of securitized debt	—	(250)
Senior and subordinated unsecured notes
Proceeds from issuance of senior and subordinated unsecured notes	—	740
Maturities and repayment of senior and subordinated unsecured notes	(600)	—
Dividends paid on preferred stock	(11)	(11)
Proceeds from issuance of preferred stock	488	—
Net increase (decrease) in deposits	2,396	2,720
Purchases of treasury stock	(300)	(404)
Dividends paid on common stock	(102)	(100)
All other financing activities	(14)	(33)
Cash provided from (used for) financing activities	2,604	2,912

Increase (decrease) in cash and equivalents, including restricted amounts	5,650	5,490
Cash and equivalents, including restricted amounts, at beginning of period	14,421	10,430
Cash and equivalents at end of period:
Cash and equivalents	20,021	15,303
Restricted cash and equivalents included in other assets	50	617
Total cash and equivalents, including restricted amounts, at end of period	$20,071	$15,920
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
Consolidated Basis of Presentation
The Company’s financial statements have been prepared on a consolidated basis. Under this basis of presentation, our financial statements consolidate all of our subsidiaries – i.e., entities in which we have a controlling financial interest, most often because we hold a majority voting interest. To determine if we hold a controlling financial interest in an entity, we first evaluate if we are required to apply the variable interest entity (“VIE”) model to the entity, otherwise the entity is evaluated under the voting interest model. We consolidate certain securitization entities under the VIE model. See Note 6. Variable Interest Entities.
Interim Period Presentation
The condensed consolidated financial statements and notes thereto are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed consolidated financial statements should not be considered as necessarily indicative of results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with our 2023 annual consolidated financial statements and the related notes in our Annual Report on Form 10-K for the year ended December 31, 2023 (our "2023 Form 10-K").

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
Equity Method Investments
We use the equity method of accounting for investments where we have significant influence, but not control, over the operating and financial policies of the investee. Our assessment of significant influence includes factors such as our ownership interest, legal form, and representation on the board of directors. The Company generally records the initial investment at cost or fair value, as appropriate. Subsequently, we adjust each investment for our proportionate share of net income or loss in the investee. We amortize, where appropriate, differences between the Company’s cost basis and underlying equity in net assets, which are reported in Other Income. The Company evaluates equity method investments for other-than-temporary impairment when events or changes in circumstance indicate that the carrying amount of the investment might not be recoverable.
See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our 2023 annual consolidated financial statements in our 2023 Form 10-K, for additional information on our other significant accounting policies.
NOTE 3.    ACQUISITIONS AND DISPOSITIONS
Ally Lending
On March 1, 2024, we acquired Ally Financial Inc.'s point of sale financing business, ("Ally Lending") for cash consideration of $2.0 billion. This acquisition deepens our presence and reach in the home improvement and health and wellness sectors, including high-growth specialty areas such as roofing, HVAC, and windows, as well as in cosmetic, audiology, and dentistry.
The Ally Lending acquisition has been accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair value as of the acquisition date.

($ in millions)	Fair Value Estimate
Assets acquired
Cash	$34
Loan receivables	1,875
Intangible assets, net	23
Other assets	2
Total	$1,934

Liabilities assumed
Other liabilities	(16)
Total net identifiable assets acquired	$1,918
Less: Total cash consideration paid	$1,969
Goodwill	$51

The above represents the provisional estimated fair values of the respective assets acquired and liabilities assumed as of the date of acquisition. We have not yet completed the valuation of the assets acquired and liabilities assumed. Any subsequent measurement period adjustments to our provisional estimate, including changes to the loan discount discussed below, may be recognized during the measurement period, which shall not exceed one year after the acquisition date.
The acquisition primarily included loan receivables with an unpaid principal balance of $2.2 billion. These loan receivables are reported within Consumer installment loans in Note 5. Loan Receivables and Allowance for Credit Losse. To determine the provisional fair value of loans at acquisition, we estimate expected cash flows and discount those cash flows using an observable market rate of interest, when available, adjusted for factors that a market participant would consider in determining fair value. In determining fair value, expected cash flows are adjusted to include prepayment, default rate, and loss severity estimates. The difference between the fair value and the amount contractually due is recorded as a loan discount or premium at acquisition. A provisional loan discount of $271 million was recorded at acquisition date, which is to be amortized into interest income over the estimated remaining life of the loans, as described within Note 2. Basis of Presentation and Summary of Significant Accounting Policies within our 2023 Form 10-K.
Loans acquired without a more-than-insignificant credit deterioration since origination are measured under the Allowance for Credit Losses model, as described within Note 2. Basis of Presentation and Summary of Significant Accounting Policies within our 2023 Form 10-K. The Company’s best estimate at the date of acquisition of contractual cash flows not expected to be collected was $189 million, which is included within our allowance for credit losses and recognized through provision for credit losses in our Condensed Consolidated Statements of Earnings.
Included in the acquisition was $64 million of loans that have experienced more-than-insignificant deterioration in credit quality since origination (referred to as “purchased credit deteriorated” or “PCD” assets) that were not immediately written off at the acquisition date and are subject to specific guidance upon acquisition. An allowance for PCD assets of $39 million was recorded at the date of acquisition. Subsequent to initial recognition, the accounting for the PCD assets will generally follow the Allowance for Credit Losses model described within Note 2. Basis of Presentation and Summary of Significant Accounting Policies of our 2023 Form 10-K.
The results of operations related to the acquired business are included in our Condensed Consolidated Statements of Earnings subsequent to the acquisition date and were not material for the three months ended March 31, 2024.
Pets Best
In March 2024, we sold our wholly-owned subsidiary, Pets Best Insurance Services, LLC (“Pets Best”) to Poodle Holdings, Inc. (“Buyer”) for consideration comprising a combination of cash and an equity interest of less than 10% in Independence Pet Holdings, Inc., ("IPH") an affiliate of Buyer. In connection with the sale, IPH also appointed two Synchrony executives to its board of directors. The sale of Pets Best resulted in the recognition of a gain on sale of $1.1 billion or $802 million, net of tax. The pre-tax gain amount has been recognized within the Other component of Other Income in our Condensed Consolidated Statements of Earnings.
The Company’s initial equity investment in IPH was recorded in Other Assets on our Condensed Consolidated Statements of Financial Position and is accounted for under the equity method of accounting. The investment was recorded at its estimated fair value at the date acquired of $605 million, which also represented the carrying value of the investment at March 31, 2024. The estimated fair value at acquisition date was determined using a weighted average methodology of three approaches: a market approach which includes using a multiple of projected revenues, precedent transactions and an intrinsic value analysis. The market-multiple approach was established based on a selected group of publicly traded companies. The use of selected precedent transaction multiples was calibrated to the valuation outcome using the market approach. Intrinsic value analysis determines implied multiples primarily based upon recent market studies and forecasted performance.

NOTE 4.    DEBT SECURITIES
All of our debt securities are classified as available-for-sale and are held to meet our liquidity objectives or to comply with the Community Reinvestment Act (“CRA”). Our debt securities consist of the following:

	March 31, 2024				December 31, 2023
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
($ in millions)	cost	gains	losses	fair value	cost	gains	losses	fair value
U.S. government and federal agency	$1,463	$—	$—	$1,463	$2,264	$1	$(1)	$2,264
State and municipal	9	—	—	9	10	—	—	10
Residential mortgage-backed(a)	375	—	(41)	334	392	—	(38)	354
Asset-backed(b)	1,196	2	(7)	1,191	1,167	4	(8)	1,163
Other	8		—	8	8	—	—	8
Total(c)	$3,051	$2	$(48)	$3,005	$3,841	$5	$(47)	$3,799
_______________________
(a)    All of our residential mortgage-backed securities have been issued by government-sponsored entities and are collateralized by U.S. mortgages.
(b)    Our asset-backed securities are collateralized by credit card and auto loans.
(c)    At March 31, 2024 and December 31, 2023, the estimated fair value of debt securities pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve discount window advances was $344 million and $360 million, respectively.
The following table presents the estimated fair values and gross unrealized losses of our available-for-sale debt securities:

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
($ in millions)	fair value	losses	fair value	losses
At March 31, 2024
U.S. government and federal agency	$1,117	$—	$—	$—
State and municipal	—	—	6	—
Residential mortgage-backed	—	—	328	(41)
Asset-backed	304	(1)	277	(6)
Other	—	—	8	—
Total	$1,421	$(1)	$619	$(47)

At December 31, 2023
U.S. government and federal agency	$495	$—	$399	$(1)
State and municipal	—	—	9	—
Residential mortgage-backed	1	—	346	(38)
Asset-backed	171	—	244	(8)
Other	—	—	8	—
Total	$667	$—	$1,006	$(47)
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

Contractual Maturities of Investments in Available-for-Sale Debt Securities

	Amortized	Estimated	Weighted
At March 31, 2024 ($ in millions)	cost	fair value	Average yield (a)
Due
Within one year	$1,923	$1,918	4.9%
After one year through five years	$766	$766	5.2%
After five years through ten years	$169	$157	1.8%
After ten years	$193	$164	2.0%
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
There were no material realized gains or losses recognized for the three months ended March 31, 2024 and 2023.
Although we generally do not have the intent to sell any specific securities held at March 31, 2024, in the ordinary course of managing our debt securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield, liquidity requirements and funding obligations.
NOTE 5.    LOAN RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

($ in millions)	March 31, 2024	December 31, 2023
Credit cards	$93,736	$97,043
Consumer installment loans	5,957	3,977
Commercial credit products	1,912	1,839
Other	128	129
Total loan receivables, before allowance for credit losses(a)(b)(c)	$101,733	$102,988
_______________________
(a)Total loan receivables include $20.1 billion and $21.4 billion of restricted loans of consolidated securitization entities at March 31, 2024 and December 31, 2023, respectively. See Note 6. Variable Interest Entities for further information on these restricted loans.
(b)At March 31, 2024 and December 31, 2023, loan receivables included deferred costs and purchase discounts, net of deferred income, of $(120) million and $213 million, respectively.
(c)At March 31, 2024 and December 31, 2023, $23.2 billion and $22.4 billion, respectively, of loan receivables were pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve discount window advances.

Allowance for Credit Losses(a)(b)

($ in millions)	Balance at January 1, 2024	Provision charged to operations(c)	Gross charge-offs	Recoveries	Other(d)	Balance at March 31, 2024
Credit cards	$10,156	$1,508	$(1,761)	$291	$—	$10,194
Consumer installment loans	279	345	(90)	8	39	581
Commercial credit products	131	29	(35)	2	—	127
Other	5	(2)	—	—	—	3
Total	$10,571	$1,880	$(1,886)	$301	$39	$10,905

($ in millions)	Balance at January 1, 2023	Impact of ASU 2022-02 Adoption	Post-Adoption Balance at January 1, 2023	Provision charged to operations	Gross charge-offs	Recoveries	Balance at March 31, 2023
Credit cards	$9,225	$(294)	$8,931	$1,159	$(1,162)	$224	$9,152
Consumer installment loans	208	1	209	85	(44)	5	255
Commercial credit products	87	(1)	85	48	(31)	2	104
Other	7	—	8	(2)	—	—	6
Total	$9,527	$(294)	$9,233	$1,290	$(1,237)	$231	$9,517

_______________________
(a)The allowance for credit losses at March 31, 2024 and 2023 reflects our estimate of expected credit losses for the life of the loan receivables on our Condensed Consolidated Statements of Financial Position at March 31, 2024 and 2023 which include the consideration of current and expected macroeconomic conditions that existed at those dates.
(b)Excluded from the table above are allowance for credit losses for loan receivables acquired and immediately written off within the period presented.
(c)Provision for credit losses in the Condensed Consolidated Statements of Earnings for the three months ended March 31, 2024 includes $4 million associated with off-balance sheet credit exposures recorded in Accrued expenses and other liabilities in the Condensed Consolidated Statements of Financial Position.
(d)Primarily represents allowance for credit losses for PCD assets.
The reasonable and supportable forecast period used in our estimate of credit losses at March 31, 2024 was 12 months, consistent with the forecast period utilized since the adoption of CECL. Beyond the reasonable and supportable forecast period, we revert to historical loss information at the loan receivables segment level over a 6-month period, gradually increasing the weight of historical losses by an equal amount each month during the reversion period, and utilize historical loss information thereafter for the remaining life of the portfolio. The reversion period and methodology remain unchanged since the adoption of CECL.
Losses on loan receivables, including those which are modified for borrowers experiencing financial difficulty, are estimated and recognized upon origination of the loan, based on expected credit losses for the life of the loan balance at March 31, 2024. Expected credit loss estimates are developed using both quantitative models and qualitative adjustments, and incorporates a macroeconomic forecast, as described within Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our 2023 annual consolidated financial statements within our 2023 Form 10-K. The current and forecasted economic conditions at the balance sheet date influenced our current estimate of expected credit losses, which reflects our expectations of the macroeconomic environment. We continued to experience a decrease in payment rates and at March 31, 2024, total delinquent balances as a percentage of total loan receivables remained consistent with the prior quarter. We also experienced an increase in net charge-offs during the three months ended March 31, 2024 and expect net charge-offs to continue to increase in the first half of 2024. These conditions are reflected in our current estimate of expected credit losses, which remain generally consistent with the prior quarter. Our allowance for credit losses increased to $10.9 billion during the three months ended March 31, 2024, primarily reflecting the impact of the Ally Lending acquisition. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our 2023 annual consolidated financial statements within our 2023 Form 10-K for additional information on our significant accounting policies related to our allowance for credit losses.

Delinquent and Non-accrual Loans
The following table provides information on our delinquent and non-accrual loans:

At March 31, 2024 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing
Credit cards	$2,189	$2,377	$4,566	$2,377	$—
Consumer installment loans	121	33	154	—	33
Commercial credit products	51	49	100	49	—
Total delinquent loans	$2,361	$2,459	$4,820	$2,426	$33
Percentage of total loan receivables	2.3%	2.4%	4.7%	2.4%	—%

At December 31, 2023 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing
Credit cards	$2,375	$2,290	$4,665	$2,290	$—
Consumer installment loans	96	23	119	—	23
Commercial credit products	61	40	101	40	—
Total delinquent loans	$2,532	$2,353	$4,885	$2,330	$23
Percentage of total loan receivables	2.5%	2.3%	4.7%	2.3%	—%

Credit Quality Indicators
Our loan receivables portfolio includes both secured and unsecured loans. Secured loan receivables are largely comprised of consumer installment loans secured by equipment. Unsecured loan receivables are largely comprised of our open-ended consumer and commercial revolving credit card loans. As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, including delinquency information, as well as information from credit bureaus relating to the customer’s broader credit performance. We utilize VantageScore credit scores to assist in our assessment of credit quality. VantageScore credit scores are obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three credit score categories: (i) 651 or higher, which are considered the strongest credits; (ii) 591 to 650, considered moderate credit risk; and (iii) 590 or less, which are considered weaker credits. There are certain customer accounts, including for our commercial credit products, for which a VantageScore score is not available where we use alternative sources to assess their credit quality and predict behavior. The following table provides the most recent VantageScore scores, or equivalent, available for our revolving credit card and commercial credit product customers at March 31, 2024, December 31, 2023 and March 31, 2023, respectively, as a percentage of each class of loan receivable. The table below excludes 0.3%, 0.3% and 0.3% of our total loan receivables balance for our credit cards and commercial credit products at each of March 31, 2024, December 31, 2023 and March 31, 2023, respectively, which represents those customer accounts for which a VantageScore score, or equivalent, is not available.

	March 31, 2024			December 31, 2023			March 31, 2023
	651 or	591 to	590 or	651 or	591 to	590 or	651 or	591 to	590 or
	higher	650	less	higher	650	less	higher	650	less
Credit cards	71%	20%	9%	72%	19%	9%	73%	19%	8%
Commercial credit products	86%	7%	7%	83%	10%	7%	86%	7%	7%
Consumer Installment Loans
Delinquency trends are the primary credit quality indicator for our consumer installment loans, which we use to monitor credit quality and risk within the portfolio. The tables below include information on our consumer installment loans by origination year. The amounts for the current year period include information related to the loans acquired through the Ally Lending acquisition. See Note 3. Acquisitions and Dispositions for additional information.

Consumer Installment Loans by Origination Year

	By origination year
At or for the three months ended March 31, 2024 ($ in millions)	2024	2023	2022	2021	2020	Prior	Total
Amortized cost basis	$809	$2,665	$1,470	$649	$287	$77	$5,957
30-89 days delinquent	4	53	38	16	7	3	121
90 or more days delinquent	—	15	12	4	2	—	33
Current period gross charge-offs(a)	—	47	25	12	5	1	90

	By origination year
At December 31, 2023 ($ in millions)	2023	2022	2021	2020	2019	Prior	Total
Amortized cost basis	$2,097	$931	$541	$312	$69	$27	$3,977
30-89 days delinquent	44	25	15	9	2	1	96
90 or more days delinquent	11	6	4	2	—	—	23
_______________________
(a)Gross charge-offs for the three months ended March 31, 2023 were not material.
Loan Modifications to Borrowers Experiencing Financial Difficulty
The Company adopted ASU 2022-02 at January 1, 2023 on a modified retrospective basis through a cumulative adjustment to retained earnings. The new guidance is applicable for all loans modified to borrowers experiencing financial difficulties since January 1, 2023. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies - Allowance for Credit Losses -Loan Modifications to Borrowers Experiencing Financial Difficulty within our 2023 Form 10-K for additional information on our significant accounting policies related to loan modifications to borrowers experiencing financial difficulty.
The following table provides information on our loan modifications made to borrowers experiencing financial difficulty during the periods presented, which do not include loans that are classified as loan receivables held for sale:

Three months ended March 31	2024		2023
($ in millions)	Amount	% of Loan Receivables	Amount	% of Loan Receivables
Long-term modifications
Credit cards	$471	0.5%	$377	0.4%
Consumer installment loans	—		—	—%
Commercial credit products	2	0.1%	1	0.1%
Short-term modifications
Credit cards	247	0.3%	139	0.2%
Consumer installment loans	—		—	—%
Commercial credit products	—		—	—%
Total	$720	0.7%	$517	0.6%
Financial Effects of Loan Modifications to Borrowers Experiencing Financial Difficulty
As part of our loan modifications to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. For long-term modifications made in the three months ended March 31, 2024 and 2023, the financial effect of these modifications reduced the weighted-average interest rates by 97% for both periods, respectively. For short-term modifications made in the three months ended March 31, 2024 and 2023, unpaid balances of $15 million and $11 million, respectively, were forgiven.

Performance of Loans Modified to Borrowers Experiencing Financial Difficulty
The following tables provide information on the performance of loans modified to borrowers experiencing financial difficulty which have been modified within the previous 12 months and remain in a modification program at March 31, 2024. For the comparative period, amounts represent loans that were modified subsequent to January 1, 2023 and remained in a modification program at March 31, 2023:

	Amortized cost basis
At March 31, 2024 ($ in millions)	Current	30-89 days delinquent	90 or more days delinquent	Total past due(a)
Long-term modifications
Credit cards	$928	$175	$151	$326
Consumer installment loans	—	—	—	—
Commercial credit products	2	1	1	2
Short-term modifications
Credit cards	71	41	50	91
Consumer installment loans	—	—	—	—
Commercial credit products	—	—	—	—
Total delinquent modified loans	$1,001	$217	$202	$419
Percentage of total loan receivables	1.0%	0.2%	0.2%	0.4%

	Amortized cost basis
At March 31, 2023 ($ in millions)	Current	30-89 days delinquent	90 or more days delinquent	Total past due(a)
Long-term modifications
Credit cards	$209	$89	$65	$154
Consumer installment loans	—	—	—	—
Commercial credit products	—	—	1	1
Short-term modifications
Credit cards	28	18	44	62
Consumer installment loans	—	—	—	—
Commercial credit products	—	—	—	—
Total delinquent modified loans	$237	$107	$110	$217
Percentage of total loan receivables	0.3%	0.1%	0.1%	0.2%
___________________
(a)    Once a loan has been modified, it only returns to current status (re-aged) after three consecutive monthly program payments are received post the modification date.
Payment Defaults
The following table presents the type, number and amount of loans to borrowers experiencing financial difficulty that enrolled in a long-term modification program within the previous 12 months from March 31, 2024, or between January 1, 2023 and March 31, 2023 for the comparative period, and experienced a payment default and charged-off during the period presented:

Three months ended March 31	2024		2023
($ in millions, accounts in thousands)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	47	$118	2	$7
Consumer installment loans	—	—	—	—
Commercial credit products	—	1	—	—
Total	47	$119	2	$7

Of the loans modified to borrowers experiencing financial difficulty that enrolled in a short-term modification program within the previous 12 months from March 31, 2024, or between January 1, 2023 and March 31, 2023 for the comparative period, 51% and 14% had fully completed all required payments and successfully exited the program during the three months ended March 31, 2024 and 2023, respectively.
Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and by applying the same credit standards for all of our credit products. Unused credit card lines available to our customers totaled approximately $428 billion and $427 billion at March 31, 2024 and December 31, 2023, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.
Interest Income by Product
The following table provides additional information about our interest and fees on loans, including merchant discounts, from our loan receivables, including held for sale:

	Three months ended March 31,
($ in millions)	2024	2023
Credit cards(a)	$5,096	$4,497
Consumer installment loans	149	83
Commercial credit products	45	34
Other	3	2
Total(b)	$5,293	$4,616
_______________________
(a)Interest income on credit cards that was reversed related to accrued interest receivables written off was $592 million and $415 million for the three months ended March 31, 2024 and 2023, respectively.
(b)Deferred merchant discounts to be recognized in interest income at March 31, 2024 and December 31, 2023, were $1.8 billion and $1.9 billion, respectively, which are included in Accrued expenses and other liabilities in our Condensed Consolidated Statement of Financial Position.
NOTE 6.    VARIABLE INTEREST ENTITIES
We use VIEs to securitize loan receivables and arrange asset-backed financing in the ordinary course of business. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE and we did not provide non-contractual support for previously transferred loan receivables to any of these VIEs in the three months ended March 31, 2024 and 2023. Our VIEs are able to accept new loan receivables and arrange new asset-backed financings, consistent with the requirements and limitations on such activities placed on the VIE by existing investors. Once an account has been designated to a VIE, the contractual arrangements we have require all existing and future loan receivables originated under such account to be transferred to the VIE. The amount of loan receivables held by our VIEs in excess of the minimum amount required under the asset-backed financing arrangements with investors may be removed by us under removal of accounts provisions. All loan receivables held by a VIE are subject to claims of third-party investors.
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
The table below summarizes the assets and liabilities of our consolidated securitization VIEs described above:

($ in millions)	March 31, 2024	December 31, 2023
Assets
Loan receivables, net(a)	$18,259	$19,537
Other assets(b)	49	47
Total	$18,308	$19,584

Liabilities
Borrowings	$8,016	$7,267
Other liabilities	31	31
Total	$8,047	$7,298
_______________________
(a)    Includes $1.8 billion and $1.9 billion of related allowance for credit losses resulting in gross restricted loans of $20.1 billion and $21.4 billion at March 31, 2024 and December 31, 2023, respectively.
(b)    Includes $47 million and $45 million of segregated funds held by the VIEs at March 31, 2024 and December 31, 2023, respectively, which are classified as restricted cash and equivalents and included as a component of Other assets in our Condensed Consolidated Statements of Financial Position.
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
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $1.0 billion and $948 million for the three months ended March 31, 2024 and 2023, respectively. Related expenses consisted primarily of provision for credit losses of $165 million and $120 million for the three months ended March 31, 2024 and 2023, respectively, and interest expense of $105 million and $77 million for the three months ended March 31, 2024 and 2023, respectively. These amounts do not include intercompany transactions, principally fees and interest, which are eliminated in our condensed consolidated financial statements.

Non-consolidated VIEs
As part of our community reinvestment initiatives, we invest in affordable housing properties and receive affordable housing tax credits for these investments. These investments included in our Condensed Consolidated Statement of Financial Position totaled $713 million and $736 million at March 31, 2024 and December 31, 2023, respectively, and represents our total exposure for these entities.
For the three months ended March 31, 2024 and 2023, we recognized amortization expense of $23 million and $20 million, respectively, and tax credits and other tax benefits of $28 million and $24 million, respectively, associated with investments in affordable housing properties within income tax expense or benefit.
Our other investments in non-consolidated VIEs, totaled $259 million and $252 million at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024, the Company also had investment commitments of $192 million related to these investments.
NOTE 7.    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill

($ in millions)	2024
Balance at January 1	$1,018
Change in amounts allocated to disposition of business(a)	4
Goodwill recognized upon acquisition	51
Balance at March 31	$1,073
_____________
(a)    The change in the three months ended March 31, 2024 was based upon the carrying amount of net assets of Pets Best and the final valuation of consideration received at closing.
Intangible Assets

	March 31, 2024			December 31, 2023
($ in millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Capitalized software	$2,066	$(1,331)	$735	$2,065	$(1,302)	$763
Other	191	(126)	65	204	(152)	52
Total	$2,257	$(1,457)	$800	$2,269	$(1,454)	$815
During the three months ended March 31, 2024, we recorded additions to intangible assets subject to amortization of $64 million, primarily related to capitalized software expenditures, as well as intangible assets of $23 million related to the Ally Lending acquisition. See Note 3. Acquisitions and Dispositions for additional information.
Amortization expense was $80 million and $70 million for the three months ended March 31, 2024 and 2023, respectively, and is included as a component of Other expense in our Condensed Consolidated Statements of Earnings.

NOTE 8.    DEPOSITS

	March 31, 2024		December 31, 2023
($ in millions)	Amount	Average rate(a)	Amount	Average rate(a)
Interest-bearing deposits	$83,160	4.6%	$80,789	3.9%
Non-interest-bearing deposits	394	—	364	—
Total deposits	$83,554		$81,153
____________________
(a)Based on interest expense for the three months ended March 31, 2024 and the year ended December 31, 2023 and average deposits balances.
At March 31, 2024 and December 31, 2023, interest-bearing deposits included $10.7 billion and $10.0 billion, respectively, of certificates of deposit that exceeded applicable FDIC insurance limits, which are generally $250,000 per depositor for each account ownership category. These amounts include partially insured certificates of deposit.
At March 31, 2024, our interest-bearing time deposits maturing for the remainder of 2024 and over the next four years and thereafter were as follows:

($ in millions)	2024	2025	2026	2027	2028	Thereafter
Deposits	$25,691	$17,744	$1,719	$2,726	$1,455	$282
The above maturity table excludes $29.3 billion of demand deposits with no defined maturity, of which $27.3 billion are savings accounts. In addition, at March 31, 2024, we had $4.3 billion of broker network deposit sweeps procured through a program arranger who channels brokerage account deposits to us that are also excluded from the above maturity table. Unless extended, the contracts associated with these broker network deposit sweeps will terminate between 2025 and 2026.

NOTE 9.    BORROWINGS

	March 31, 2024				December 31, 2023
($ in millions)	Maturity date	Interest Rate	Weighted average interest rate	Outstanding Amount(a)(b)	Outstanding Amount(a)(b)
Borrowings of consolidated securitization entities:
Fixed securitized borrowings	2025 - 2027	3.37% - 5.74%	4.69%	$4,166	$3,417
Floating securitized borrowings	2024 - 2026	6.07% - 6.28%	6.14%	3,850	3,850
Total borrowings of consolidated securitization entities			5.39%	8,016	7,267

Senior unsecured notes:
Synchrony Financial senior unsecured notes:
Fixed senior unsecured notes	2024 - 2031	2.87% - 5.15%	4.20%	5,882	6,480

Synchrony Bank senior unsecured notes:
Fixed senior unsecured notes	2025 - 2027	5.40% - 5.63%	5.49%	1,494	1,494
Total senior unsecured notes			4.46%	7,376	7,974

Subordinated unsecured notes:
Synchrony Financial subordinated unsecured notes:
Fixed subordinated unsecured notes	2033	7.25%	7.25%	741	741
Total senior and subordinated unsecured notes			4.72%	8,117	8,715

Total borrowings				$16,133	$15,982
___________________
(a)Includes unamortized debt premiums, discounts and issuance costs.
(b)The Company may redeem certain borrowings prior to their original contractual maturity dates in accordance with the optional redemption provision specified in the respective instruments.
Debt Maturities
The following table summarizes the maturities of the principal amount of our borrowings of consolidated securitization entities and senior and subordinated unsecured notes for the remainder of 2024 and over the next four years and thereafter:

($ in millions)	2024	2025	2026	2027	2028	Thereafter
Borrowings	$2,875	$6,050	$2,750	$2,350	$—	$2,150
Additional Sources of Liquidity
We have undrawn committed capacity under certain credit facilities, primarily related to our securitization programs and also have access to the Federal Reserve discount window.
At March 31, 2024 and December 31, 2023, we had an aggregate of $2.5 billion of undrawn committed capacity under our securitization financings, subject to customary borrowing conditions, from private lenders under our securitization programs, and an aggregate of $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders.
At March 31, 2024 and December 31, 2023, we had $10.8 billion and $10.4 billion, respectively, in undrawn Federal Reserve discount window borrowing capacity based on the amount and type of assets pledged.

NOTE 10.    FAIR VALUE MEASUREMENTS
For a description of how we estimate fair value, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies in our 2023 annual consolidated financial statements within our 2023 Form 10-K. The following tables present our assets and liabilities measured at fair value on a recurring basis.
Recurring Fair Value Measurements

At March 31, 2024 ($ in millions)	Level 1	Level 2	Level 3	Total(a)
Assets
Debt securities
U.S. government and federal agency	$—	$1,463	$—	$1,463
State and municipal	—	—	9	9
Residential mortgage-backed	—	335	—	335
Asset-backed	—	1,191	—	1,191
Other	—	—	8	8
Other(b)	14	—	9	23
Total	$14	$2,989	$26	$3,029

Liabilities
Other(c)	—	—	4	4
Total	$—	$—	$4	$4

At December 31, 2023 ($ in millions)
Assets
Debt securities
U.S. government and federal agency	$—	$2,264	$—	$2,264
State and municipal	—	—	10	10
Residential mortgage-backed	—	354	—	354
Asset-backed	—	1,162	—	1,162
Other	—	—	8	8
Other(b)	14	—	10	24
Total	$14	$3,780	$28	$3,822

Liabilities
Other(c)	—	—	$4	$4
Total	$—	$—	$4	$4
_______________________
(a)    For the three months ended March 31, 2024 and 2023, there were no fair value measurements transferred between levels.
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
Level 3 Fair Value Measurements
Our Level 3 recurring fair value measurements primarily relate to state and municipal and corporate debt instruments, which are valued using non-binding broker quotes or other third-party sources, and financial assets and liabilities for which we have elected the fair value option. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies and Note 10. Fair Value Measurements in our 2023 annual consolidated financial statements within our 2023 Form 10-K for a description of our process to evaluate third-party pricing servicers. Our state and municipal debt securities are classified as available-for-sale with changes in fair value included in Accumulated other comprehensive income.

The changes in our Level 3 assets and liabilities that are measured on a recurring basis for the three months ended March 31, 2024 and 2023, respectively, were not material.
Financial Assets and Financial Liabilities Carried at Other Than Fair Value

	Carrying	Corresponding fair value amount
At March 31, 2024 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$20,021	$20,021	$20,021	$—	$—
Other assets(a)(b)	$50	$50	$50	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$90,819	$103,231	$—	$—	$103,231

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$83,554	$83,516	$—	$83,516	$—
Borrowings of consolidated securitization entities	$8,016	$8,001	$—	$4,150	$3,851
Senior and subordinated unsecured notes	$8,117	$7,826	$—	$7,826	$—

	Carrying	Corresponding fair value amount
At December 31, 2023 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$14,259	$14,259	$14,259	$—	$—
Other assets(a)(b)	$50	$50	$50	$—	$—
Assets held for sale(d)	$112	$112	$112	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$92,407	$104,761	$—	$—	$104,761

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$81,153	$80,935	$—	$80,935	$—
Borrowings of consolidated securitization entities	$7,267	$7,250	$—	$3,411	$3,839
Senior and subordinated unsecured notes	$8,715	$8,423	$—	$8,423	$—
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
(d)    Includes $19 million of cash and equivalents and $93 million of restricted cash and equivalents.

Equity Securities Without Readily Determinable Fair Values

	Three months ended March 31,
At or for the periods ended March 31 ($ in millions)	2024	2023
Carrying value(a)	$272	$250
Upward adjustments(b)	—	—
Downward adjustments(b)	—	—
_______________________
(a)    Carrying value reflects cumulative purchases and sales in addition to upward and downward carrying value changes, and at December 31, 2023 was $270 million.
(b)    Between January 1, 2018 and March 31, 2024, cumulative upward and downward carrying value adjustments were $205 million and $(14) million, respectively.
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
The Company elected to adopt the option provided by the interim final rule issued by joint federal bank regulatory agencies, which largely delayed the effects of CECL on its regulatory capital. Beginning in the first quarter of 2022, the effects are being phased-in over a three-year period through 2024 and will be fully phased-in beginning in the first quarter of 2025. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period included both the initial impact of our adoption of CECL at January 1, 2020 and 25% of subsequent changes in our allowance for credit losses during the two-year period ended December 31, 2021, collectively the “CECL regulatory capital transition adjustment”. Beginning in the first quarter of 2024 only 25% of the CECL regulatory capital transition adjustment is deferred in our regulatory capital amounts and ratios, as compared to 50% at December 31, 2023.
At March 31, 2024 and December 31, 2023, Synchrony Financial met all applicable requirements to be deemed well-capitalized pursuant to Federal Reserve Board regulations. At March 31, 2024 and December 31, 2023, the Bank also met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. There are no conditions or events subsequent to March 31, 2024 that management believes have changed the Company's or the Bank’s capital category.

The actual capital amounts, ratios and the applicable required minimums of the Company and the Bank are as follows:
Synchrony Financial

At March 31, 2024 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)
Total risk-based capital	$16,347	15.8%	$8,259	8.0%
Tier 1 risk-based capital	$14,207	13.8%	$6,195	6.0%
Tier 1 leverage	$14,207	12.0%	$4,719	4.0%
Common equity Tier 1 Capital	$12,985	12.6%	$4,646	4.5%

At December 31, 2023 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)
Total risk-based capital	$15,464	14.9%	$8,277	8.0%
Tier 1 risk-based capital	$13,334	12.9%	$6,208	6.0%
Tier 1 leverage	$13,334	11.7%	$4,563	4.0%
Common equity Tier 1 Capital	$12,600	12.2%	$4,656	4.5%
Synchrony Bank

At March 31, 2024 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio
Total risk-based capital	$14,769	15.1%	$7,840	8.0%	$9,800	10.0%
Tier 1 risk-based capital	$12,690	12.9%	$5,880	6.0%	$7,840	8.0%
Tier 1 leverage	$12,690	11.4%	$4,454	4.0%	$5,567	5.0%
Common equity Tier I capital	$12,690	12.9%	$4,410	4.5%	$6,370	6.5%

At December 31, 2023 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio
Total risk-based capital	$14,943	15.3%	$7,822	8.0%	$9,778	10.0%
Tier 1 risk-based capital	$12,880	13.2%	$5,867	6.0%	$7,822	8.0%
Tier 1 leverage	$12,880	12.0%	$4,302	4.0%	$5,377	5.0%
Common equity Tier I capital	$12,880	13.2%	$4,400	4.5%	$6,356	6.5%
_______________________
(a)Capital ratios are calculated based on the Basel III Standardized Approach rules. Capital amounts and ratios at March 31, 2024 and at December 31, 2023 in the above tables reflect the applicable CECL regulatory capital transition adjustment.
(b)At March 31, 2024 and at December 31, 2023, Synchrony Financial and the Bank also must maintain a capital conservation buffer of common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 2.5 percentage points to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.
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
The following table presents the calculation of basic and diluted earnings per common share:

	Three months ended March 31,
(in millions, except per share data)	2024	2023
Net earnings	$1,293	$601
Preferred stock dividends	(11)	(11)
Net earnings available to common stockholders	$1,282	$590

Weighted average common shares outstanding, basic	404.7	434.4
Effect of dilutive securities	3.5	2.8
Weighted average common shares outstanding, dilutive	408.2	437.2

Earnings per basic common share	$3.17	$1.36
Earnings per diluted common share	$3.14	$1.35
We have issued certain stock-based awards under the Synchrony Financial 2014 Long-Term Incentive Plan. A total of 2 million shares and 5 million shares for the three months ended March 31, 2024 and 2023, respectively, related to these awards, were considered anti-dilutive and therefore were excluded from the computation of diluted earnings per common share.
NOTE 13.    EQUITY AND OTHER STOCK RELATED INFORMATION
Preferred Stock
The following table summarizes the Company's preferred stock issued and outstanding at March 31, 2024 and December 31, 2023.

Series	Issuance Date	Redeemable by Issuer Beginning	Per Annum Dividend Rate	Liquidation Preference per Share	Total Shares Outstanding	March 31, 2024	December 31, 2023
($ in millions, except per share data)
Series A(a)	November 14, 2019	November 15, 2024	5.625%	$1,000	750,000	$734	$734
Series B(a)	February 23, 2024	May 15, 2029	8.25%(b)	$1,000	500,000	$488	$—
						$1,222	$734
_______________________
(a)Issued as depositary shares, each representing a 1/40th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable quarterly on February 15, May 15, August 15 and November 15 of each calendar year at a fixed rate, in each case when, as and if declared by the Board of Directors.
(b)Through May 14, 2029; resets May 15, 2029 and each date falling on the fifth anniversary at 5-Year Treasury Rate plus 4.044%.

NOTE 14.    INCOME TAXES
Unrecognized Tax Benefits

($ in millions)	March 31, 2024	December 31, 2023
Unrecognized tax benefits, excluding related interest expense and penalties(a)	$242	$230
Portion that, if recognized, would reduce tax expense and effective tax rate(b)	$191	$182
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
We establish a liability that represents the difference between a tax position taken (or expected to be taken) on an income tax return and the amount of taxes recognized in our financial statements. The liability associated with the unrecognized tax benefits is adjusted periodically when new information becomes available. The amount of unrecognized tax benefits that is reasonably possible to be resolved in the next twelve months is expected to be $39 million, of which $31 million, if recognized, would reduce the Company's tax expense and effective tax rate.
In the current year, the Company executed a Memorandum of Understanding with the IRS to participate voluntarily in the IRS Compliance Assurance Process (“CAP”) program for the 2024 tax year, and thus the tax year is under IRS review. The IRS is also examining our 2023 tax year, and we expect the review will be completed in the current year. Additionally, we are under examination in various states going back to 2014.
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
For some matters, we are able to determine that an estimated loss, while not probable, is reasonably possible. For other matters, including those that have not yet progressed through discovery and/or where important factual information and legal issues are unresolved, we are unable to make such an estimate. We currently estimate that the reasonably possible losses for legal proceedings and regulatory matters, whether in excess of a related accrued liability or where there is no accrued liability, and for which we are able to estimate a possible loss, are immaterial. This represents management’s estimate of possible loss with respect to these matters and is based on currently available information. This estimate of possible loss does not represent our potential maximum loss exposure. The legal proceedings and regulatory matters underlying the estimate will change from time to time and actual results may vary significantly from current estimates.

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
Below is a description of certain of our regulatory matters and legal proceedings. Other than as described below, during the quarter ended March 31, 2024, there were no material changes to the legal proceedings previously disclosed in our 2023 Form 10-K.
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
On March 26, 2020, the District Court recaptioned the Gilbert and Aldridge cases as In re Synchrony Financial Derivative Litigation. On August 11, 2023, the parties submitted a joint status report to the District Court indicating that the parties had reached a memorandum of understanding to settle the litigation, which is not expected to have a material financial impact on the Company. On December 21, 2023, the District Court entered an order preliminarily approving the settlement. On April 5, 2024, the District Court entered an order granting final approval of the settlement.

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
The following table presents the approximate net interest income impacts forecasted over the next twelve months from an immediate and parallel change in interest rates affecting all interest rate sensitive assets and liabilities at March 31, 2024.

Basis Point Change	At March 31, 2024
($ in millions)
-100 basis points	$(209)
+100 basis points	$45
For a more detailed discussion of our exposure to market risk, refer to “Management's Discussion and Analysis—Quantitative and Qualitative Disclosures about Market Risk” in our 2023 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), and based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

No change in internal control over financial reporting occurred during the fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of legal proceedings, see Note 15. Legal Proceedings and Regulatory Matters to our condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors included in our 2023 Form 10-K under the heading “Risk Factors Relating to Our Business” and “Risk Factors Relating to Regulation”.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding purchases of our common stock primarily related to our share repurchase program that were made by us or on our behalf during the three months ended March 31, 2024.

($ in millions, except per share data)	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Programs(c)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs(b)
January 1 - 31, 2024	1,296,803	$38.72	833,622	$567.4
February 1 - 29, 2024	4,575,352	39.46	4,575,247	386.8
March 1 - 31, 2024	2,507,417	41.85	2,066,907	300.0
Total	8,379,572	$40.06	7,475,776	$300.0
_______________________
(a)Includes 463,181 shares, 105 shares and 440,510 shares withheld in January, February and March, respectively, to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying performance stock awards, restricted stock awards or upon the exercise of stock options.
(b)Amounts exclude commission costs.
(c)In April 2023 the Board of Directors approved an incremental share repurchase program of up to $1.0 billion, commencing in the third quarter of 2023 through June 30, 2024. In April 2024 the Board of Directors approved an incremental share repurchase program of up to $1.0 billion, commencing in the second quarter of 2024 through June 30, 2025, which is not reflected in the table above.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(c)During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
4.1
Certificate of Designations of 8.250% Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B, dated February 22, 2024 (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on February 23, 2024)

4.2
Deposit Agreement , dated February 23, 2024, by and among the Company, Computershare Inc. and Computershare Trust Company, N.A., collectively as Depositary, and the holders from time to time of the depositary receipts described therein ((incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on February 23, 2024)

4.3	Form of Depositary Receipt (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.3 of Form 8-K filed by Synchrony Financial on February 23, 2024)
31(a)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
31(b)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
32*	Certification Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included as Exhibit 101)
______________________
*Filed electronically herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synchrony Financial
(Registrant)

April 25, 2024	/s/ Brian J. Wenzel Sr.
Date	Brian J. Wenzel Sr. Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)