Form 10-Q
period 2024-06-30
Synchrony Financial
filed 2024-07-19
CIK 1601712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 15, 2024 was 395,226,701.

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

Cautionary Note Regarding Forward-Looking Statements:
Various statements in this Quarterly Report on Form 10-Q may contain “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “targets,” “outlook,” “estimates,” “will,” “should,” “may,” "aim" or words of similar meaning, but these words are not the exclusive means of identifying forward-looking statements.
Forward-looking statements are based on management’s current expectations and assumptions, and are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, actual results could differ materially from those indicated in these forward-looking statements. Factors that could cause actual results to differ materially include global political, economic, business, competitive, market, regulatory and other factors and risks, such as: the impact of macroeconomic conditions and whether industry trends we have identified develop as anticipated; retaining existing partners and attracting new partners, concentration of our revenue in a small number of partners, and promotion and support of our products by our partners; cyber-attacks or other security incidents or breaches; disruptions in the operations of our and our outsourced partners' computer systems and data centers; the financial performance of our partners; the Consumer Financial Protection Bureau’s ("CFPB") final rule on credit card late fees, including the timing for resolution and outcome of the litigation challenging the final rule, as well as changes to consumer behaviors in response to the final rule, if implemented, and the product, policy and pricing changes that have been or will be implemented to mitigate the impacts of the final rule; the sufficiency of our allowance for credit losses and the accuracy of the assumptions or estimates used in preparing our financial statements, including those related to the CECL accounting guidance; higher borrowing costs and adverse financial market conditions impacting our funding and liquidity, and any reduction in our credit ratings; our ability to grow our deposits in the future; damage to our reputation; our ability to securitize our loan receivables, occurrence of an early amortization of our securitization facilities, loss of the right to service or subservice our securitized loan receivables, and lower payment rates on our securitized loan receivables; changes in market interest rates and the impact of any margin compression; effectiveness of our risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, and our ability to manage our credit risk; our ability to offset increases in our costs in retailer share arrangements; competition in the consumer finance industry; our concentration in the U.S. consumer credit market; our ability to successfully develop and commercialize new or enhanced products and services; our ability to realize the value of acquisitions, dispositions and strategic investments; reductions in interchange fees; fraudulent activity; failure of third-parties to provide various services that are important to our operations; international risks and compliance and regulatory risks and costs associated with international operations; alleged infringement of intellectual property rights of others and our ability to protect our intellectual property; litigation and regulatory actions; our ability to attract, retain and motivate key officers and employees; tax legislation initiatives or challenges to our tax positions and/or interpretations, and state sales tax rules and regulations; regulation, supervision, examination and enforcement of our business by governmental authorities, the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and other legislative and regulatory developments and the impact of the CFPB's regulation of our business, including new requirements and constraints that Synchrony and the Bank will become subject to as a result of having $100 billion or more in total assets; impact of capital adequacy rules and liquidity requirements; restrictions that limit our ability to pay dividends and repurchase our common stock, and restrictions that limit the Bank’s ability to pay dividends to us; regulations relating to privacy, information security and data protection; use of third-party vendors and ongoing third-party business relationships; and failure to comply with anti-money laundering and anti-terrorism financing laws.
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this report and in our public filings, including under the heading “Risk Factors Relating to Our Business” and “Risk Factors Relating to Regulation” in our 2023 Form 10-K. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties, or potentially inaccurate assumptions that could cause our current expectations or beliefs to change. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement, including under the heading "Business Trends and Conditions" below, to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.

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
Introduction and Business Overview
____________________________________________________________________________________________
We are a premier consumer financial services company delivering one of the industry's most complete, digitally-enabled product suites. Our experience, expertise and scale encompass a broad spectrum of industries including digital, health and wellness, retail, telecommunications, home, auto, outdoor, pet and more. We have an established and diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” For the three and six months ended June 30, 2024, we financed $46.8 billion and $89.2 billion of purchase volume, respectively, and had 71.0 million and 71.4 million average active accounts, respectively, and at June 30, 2024, we had $102.3 billion of loan receivables.
We offer our credit products primarily through our wholly-owned subsidiary, the Bank. In addition, through the Bank, we offer, directly to retail, affinity relationships and commercial customers, a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”), including certificates of deposit, individual retirement accounts (“IRAs”), money market accounts, savings accounts and sweep and affinity deposits. We also take deposits at the Bank through third-party securities brokerage firms that offer our FDIC-insured deposit products to their customers. We have significantly expanded our online direct banking operations in recent years and our deposit base has continued to serve as a source of stable and diversified low cost funding for our credit activities. At June 30, 2024, we had $83.1 billion in deposits, which represented 84% of our total funding sources.
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
The following table sets forth each credit product by type and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at June 30, 2024.

		Promotional Offer
Credit Product	Standard Terms Only	Deferred Interest	Other Promotional	Total
Credit cards	59.1%	18.3%	14.6%	92.0%
Commercial credit products	1.9	—	0.1	2.0
Consumer installment loans	—	0.2	5.7	5.9
Other	0.1	—	—	0.1
Total	61.1%	18.5%	20.4%	100.0%
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
•Dual Cards and General Purpose Co-Branded Cards. Our patented Dual Cards are credit cards that function as private label credit cards when used to purchase goods and services from our partners, and as general purpose credit cards when used to make purchases from other retailers wherever cards from those card networks are accepted or for cash advance transactions. We also offer general purpose co-branded credit cards that do not function as private label credit cards, as well as a Synchrony-branded general purpose credit card. Dual Cards and general purpose co-branded credit cards are offered across all of our sales platforms and credit is typically extended on standard terms only. We offer either Dual Cards or general purpose co-branded credit cards through over 15 of our large partners, of which the majority are Dual Cards, as well as our CareCredit Dual Card. Consumer Dual Cards and Co-Branded cards totaled 26% of our total loan receivables portfolio at June 30, 2024.
Commercial Credit Products
We offer private label cards and Dual Cards for commercial customers that are similar to our consumer offerings. We also offer a commercial pay-in-full accounts receivable product to a wide range of business customers.
Installment Loans
We originate secured installment loans to consumers (and a limited number of commercial customers) in the United States, primarily for power products in our Outdoor market (motorcycles, ATVs and lawn and garden). We also offer unsecured installment loans primarily in our Home and Auto and Health and Wellness sales platforms and through our various other installment products, such as our Synchrony Pay Later solutions, including pay monthly and pay in 4 products, for short-term loans. Installment loans are closed-end credit accounts where the customer pays down the outstanding balance in installments. Installment loans are generally assessed periodic finance charges using fixed interest rates. Installment loans at June 30, 2024 include loan receivables related to Ally Financial Inc.'s point of sale financing business, ("Ally Lending") that was acquired in March 2024.

Business Trends and Conditions
____________________________________________________________________________________________
We believe our business and results of operations will be impacted in the future by various trends and conditions. For a discussion of certain trends and conditions, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Trends and Conditions” in our 2023 Form 10-K. For a discussion of how certain trends and conditions impacted the three and six months ended June 30, 2024, see “—Results of Operations.”
CFPB final rule on credit card late fees.
On March 5, 2024, the CFPB released a final rule amending its regulations that implement the Truth in Lending Act to, among other things, lower the safe harbor dollar amount for credit card late fees from the prior $30 (adjusted to $41 for each subsequent late payment within the next six billing cycles) to $8 and to eliminate the automatic annual inflation adjustment to such safe harbor dollar amount. The final rule, when effective, will result in a significant reduction in our interest and fees on loan receivables. Industry organizations have challenged the final rule in court, and the ultimate outcome of such challenge, including the impact on the final rule, is uncertain. The final rule had an original effective date of May 14, 2024; however, on May 10, 2024, the United States District Court for the Northern District of Texas granted an injunction and stay of the final rule, and the injunction granted remains in effect.
In response to the final rule, we have begun to implement a number of product, policy and pricing changes to adjust for the significant reduction in our late fee income. In addition, the combined net effects of the final rule and our mitigating strategies would result in a decrease in payments to partners pursuant to our retailer share arrangements.
While we continue to believe that the strategies we have identified and started to implement will fully offset the decline in late fee income over time, it will take time for such product, policy and pricing changes to offset the reduction in the late fees. Therefore we expect the final rule, if effective in 2024, will have an adverse effect on our results of operations in 2024. The magnitude of these effects in 2024 remain uncertain due to the pending litigation discussed above, which has resulted in a delay in the final rule’s effective date. In addition, the effects of the final rule are also subject to other factors that could increase the adverse effects to our results of operations, including our ability to successfully implement the product, policy and pricing changes we have identified, as well as any potential changes in consumer behavior in response to these changes or the final rule itself.
For a discussion of risks related to a CFPB final late fee rule, please see “—Risk Factors Relating to our Business—The CFPB’s proposed rule on credit card late fees, if adopted, would materially adversely affect our business and results of operations”, in our 2023 Form 10-K.
Growth in loan receivables and interest income.
During the three months ended June 30, 2024, we experienced a decrease in purchase volume of 0.9% primarily driven by lower consumer spending and the impacts from credit actions we have taken across our portfolio where we have seen indications of higher probability of default. We expect these same factors to now result in flat or a low single digit decrease in purchase volume for the second half of 2024. As a result, while we still anticipate loan receivables to increase for the remainder of 2024, we expect the rate of growth to moderate.
All of the factors discussed above and in our 2023 Form 10-K, such as customer payment behavior and the CFPB final rule on credit card late fees, will continue to have an effect on our loan receivables and interest income. For additional discussion of those factors, please see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Trends and Conditions-CFPB final rule on credit card late fees" and "—Growth in loan receivables and interest income” in our 2023 Form 10-K.

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

Results of Operations
____________________________________________________________________________________________
Highlights for the Three and Six Months Ended June 30, 2024
Below are highlights of our performance for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, as applicable, except as otherwise noted.
•Net earnings increased to $643 million from $569 million and to $1.9 billion from $1.2 billion for the three and six months ended June 30, 2024. The increase in the three months ended June 30, 2024 was primarily driven by higher net interest income and lower retailer share arrangements, partially offset by an increase in provision for credit losses. The increase in the six months ended June 30, 2024 was primarily driven by the after-tax gain on sale related to Pets Best of $802 million, as well as the same trends experienced in the three months ended June 30, 2024.
•Loan receivables increased 7.9% to $102.3 billion at June 30, 2024 compared to $94.8 billion at June 30, 2023, primarily driven by lower customer payment rates and the completion of the Ally Lending acquisition.
•Net interest income increased 6.9% to $4.4 billion and 7.8% to $8.8 billion for the three and six months ended June 30, 2024, respectively. Interest and fees on loans increased 10.2% and 12.4% for the three and six months ended June 30, 2024, respectively, primarily driven by growth in average loan receivables and higher benchmark rates. For the three and six months ended June 30, 2024, interest expense increased 30.6% and 43.0%, respectively, due to higher benchmark rates and higher interest-bearing liabilities.
•Retailer share arrangements decreased 8.7% to $810 million and 12.7% to $1.6 billion for the three and six months ended June 30, 2024, respectively, primarily due to higher net charge-offs, partially offset by higher net interest income.
•Over-30 day loan delinquencies as a percentage of period-end loan receivables increased 63 basis points to 4.47% at June 30, 2024 compared to June 30, 2023. The net charge-off rate increased 167 basis points to 6.42% and increased 175 basis points to 6.37% for the three and six months ended June 30, 2024, respectively.
•Provision for credit losses increased by $308 million, or 22.3%, and $902 million, or 33.7%, for the three and six months ended June 30, 2024, respectively, primarily driven by higher net charge-offs, partially offset by lower reserve builds. The reserve build in the six months ended June 30, 2024 included $180 million related to the Ally Lending acquisition. Our allowance coverage ratio (allowance for credit losses as a percentage of period-end loan receivables) increased to 10.74% at June 30, 2024, as compared to 10.34% at June 30, 2023.
•Other income increased by $56 million to $117 million, and by $1.1 billion to $1.3 billion for the three and six months ended June 30, 2024, respectively. The increase in the three months ended June 30, 2024 was primarily driven by a gain of $51 million related to an exchange of Visa Class B-1 common stock as well as the initial impact of our product, pricing and policy change related fees, partially offset by the impact of the Pets Best disposition. The increase in the six months ended June 30, 2024 was primarily driven by the gain on sale related to the Pets Best disposition.
•Other expense increased by $8 million, or 0.7%, and $95 million, or 4.2%, for the three and six months ended June 30, 2024, respectively. The increase in the three months ended June 30, 2024 was primarily driven by technology investments, preparatory expenses related to the late fee rule change and servicing costs related to the newly acquired business, partially offset by lower operational losses and cost discipline resulting in lower employee and marketing costs. The increase for the six months ended June 30, 2024 was primarily driven by these same factors, other than employee costs which increased primarily attributable to an increase in headcount driven by growth.
•At June 30, 2024, deposits represented 84% of our total funding sources. Total deposits increased by 2.4% to $83.1 billion at June 30, 2024, compared to December 31, 2023.

•During the six months ended June 30, 2024, we declared and paid cash dividends totaling $30 million on our Series A 5.625% fixed rate non-cumulative perpetual preferred stock and our Series B 8.250% fixed rate reset non-cumulative perpetual preferred stock.
•During the six months ended June 30, 2024, we repurchased $600 million of our outstanding common stock, and declared and paid cash dividends of $0.50 per share, or $202 million in the aggregate. In April 2024, the Board of Directors approved an incremental share repurchase program of up to $1.0 billion, through June 30, 2025, and maintained the quarterly dividend at its current amount of $0.25 per common share. At June 30, 2024 we had a total share repurchase authorization of $1.0 billion remaining. For more information, see “Capital—Dividend and Share Repurchases.”
•In March 2024, we sold our wholly-owned subsidiary, Pets Best, for consideration comprising a combination of cash and an equity interest in Independence Pet Holdings, Inc. The sale resulted in the recognition of a gain on sale of $1.1 billion, or $802 million net of tax.
•In March 2024, we acquired Ally Lending for cash consideration of $2.0 billion. The assets and liabilities of Ally Lending primarily included loan receivables with an unpaid principal balance of $2.2 billion. See Note 3. Acquisitions and Dispositions to our condensed consolidated financial statements for additional information.
2024 Partner Agreements
During the six months ended June 30, 2024, we continued to expand and diversify our portfolio with the addition or renewal of more than 40 partners, which included the following:
•In our Home & Auto sales platform, we announced our new partnerships with Bel Furniture and The Carpet Guys and extended our program agreements with Associated Materials, BrandsMart and Jerome's Furniture Warehouse.
•In our Digital sales platform, we announced our new partnership with Virgin Red and extended our program agreement with Verizon.
•In our Health & Wellness sales platform, we expanded our network through our new partnership with Lakefield Veterinary Group and LaserAway and extended our program agreements with Bosley, Innovetive and SCI.
•In our Lifestyle sales platform, we announced our new partnership with BRP and extended our program agreement with EC Barton.
•We added two new strategic technology partnerships with Adit Practice Management Software and ServiceTitan, both of which expand access for customers to our suite of credit products.
•We entered into a relationship with Atlanticus Holdings Corporation to deliver a preferred second look financing solution for private label credit cards and installment loan products across our business.

Summary Earnings
The following table sets forth our results of operations for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Interest income	$5,582	$5,021	$11,150	$9,807
Interest expense	1,177	901	2,340	1,636
Net interest income	4,405	4,120	8,810	8,171
Retailer share arrangements	(810)	(887)	(1,574)	(1,804)
Provision for credit losses	1,691	1,383	3,575	2,673
Net interest income, after retailer share arrangements and provision for credit losses	1,904	1,850	3,661	3,694
Other income	117	61	1,274	126
Other expense	1,177	1,169	2,383	2,288
Earnings before provision for income taxes	844	742	2,552	1,532
Provision for income taxes	201	173	616	362
Net earnings	$643	$569	$1,936	$1,170
Net earnings available to common stockholders	$624	$559	$1,906	$1,149

Other Financial and Statistical Data
The following table sets forth certain other financial and statistical data for the periods indicated.

	At and for the		At and for the
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Financial Position Data (Average):
Loan receivables, including held for sale	$101,478	$92,489	$101,218	$91,656
Total assets	$119,864	$108,401	$119,450	$107,128
Deposits	$83,145	$75,232	$83,067	$73,936
Borrowings	$15,976	$14,570	$15,994	$14,620
Total equity	$15,522	$13,435	$15,067	$13,425
Selected Performance Metrics:
Purchase volume(1)(2)	$46,846	$47,276	$89,233	$88,833
Home & Auto	$12,496	$12,853	$23,008	$23,716
Digital	$13,403	$13,472	$26,031	$25,733
Diversified & Value	$15,333	$15,356	$29,356	$28,795
Health & Wellness	$4,089	$4,015	$8,069	$7,705
Lifestyle	$1,525	$1,580	$2,769	$2,882
Corp, Other	$—	$—	$—	$2
Average active accounts (in thousands)(2)(3)	70,974	69,517	71,402	69,637
Net interest margin(4)	14.46%	14.94%	14.50%	15.08%
Net charge-offs	$1,621	$1,096	$3,206	$2,102
Net charge-offs as a % of average loan receivables, including held for sale	6.42%	4.75%	6.37%	4.62%
Allowance coverage ratio(5)	10.74%	10.34%	10.74%	10.34%
Return on assets(6)	2.2%	2.1%	3.3%	2.2%
Return on equity(7)	16.7%	17.0%	25.8%	17.6%
Equity to assets(8)	12.95%	12.39%	12.61%	12.53%
Other expense as a % of average loan receivables, including held for sale	4.66%	5.07%	4.73%	5.03%
Efficiency ratio(9)	31.7%	35.5%	28.0%	35.2%
Effective income tax rate	23.8%	23.3%	24.1%	23.6%
Selected Period-End Data:
Loan receivables	$102,284	$94,801	$102,284	$94,801
Allowance for credit losses	$10,982	$9,804	$10,982	$9,804
30+ days past due as a % of period-end loan receivables(10)	4.47%	3.84%	4.47%	3.84%
90+ days past due as a % of period-end loan receivables(10)	2.19%	1.77%	2.19%	1.77%
Total active accounts (in thousands)(3)	70,991	70,269	70,991	70,269
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

	2024			2023
Three months ended June 30 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$18,337	$249	5.46%	$14,198	$178	5.03%
Securities available for sale	2,731	32	4.71%	3,948	31	3.15%
Loan receivables, including held for sale(3):
Credit cards	93,267	5,013	21.62%	87,199	4,679	21.52%
Consumer installment loans	6,085	243	16.06%	3,359	94	11.22%
Commercial credit products	2,001	43	8.64%	1,808	36	7.99%
Other	125	2	6.44%	123	3	9.78%
Total loan receivables, including held for sale	101,478	5,301	21.01%	92,489	4,812	20.87%
Total interest-earning assets	122,546	5,582	18.32%	110,635	5,021	18.20%
Non-interest-earning assets:
Cash and due from banks	887			976
Allowance for credit losses	(10,878)			(9,540)
Other assets	7,309			6,330
Total non-interest-earning assets	(2,682)			(2,234)
Total assets	$119,864			$108,401
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$82,749	$967	4.70%	$74,812	$717	3.84%
Borrowings of consolidated securitization entities	7,858	110	5.63%	5,863	78	5.34%
Senior and subordinated unsecured notes	8,118	100	4.95%	8,707	106	4.88%
Total interest-bearing liabilities	98,725	1,177	4.80%	89,382	901	4.04%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	396			420
Other liabilities	5,221			5,164
Total non-interest-bearing liabilities	5,617			5,584
Total liabilities	104,342			94,966
Equity
Total equity	15,522			13,435
Total liabilities and equity	$119,864			$108,401
Interest rate spread(4)			13.53%			14.16%
Net interest income		$4,405			$4,120
Net interest margin(5)			14.46%			14.94%

	2024			2023
Six months ended June 30 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$17,871	$485	5.46%	$13,287	$318	4.83%
Securities available for sale	3,082	71	4.63%	4,358	61	2.82%
Loan receivables, including held for sale(3):
Credit cards	93,743	10,109	21.69%	86,555	9,176	21.38%
Consumer installment loans	5,409	392	14.57%	3,232	177	11.04%
Commercial credit products	1,939	88	9.13%	1,753	70	8.05%
Other	127	5	7.92%	116	5	8.69%
Total loan receivables, including held for sale	101,218	10,594	21.05%	91,656	9,428	20.74%
Total interest-earning assets	122,171	11,150	18.35%	109,301	9,807	18.09%
Non-interest-earning assets:
Cash and due from banks	915			1,000
Allowance for credit losses	(10,777)			(9,402)
Other assets	7,141			6,229
Total non-interest-earning assets	(2,721)			(2,173)
Total assets	$119,450			$107,128
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$82,674	$1,921	4.67%	$73,521	$1,274	3.49%
Borrowings of consolidated securitization entities	7,620	215	5.67%	6,045	155	5.17%
Senior and subordinated unsecured notes	8,374	204	4.90%	8,575	207	4.87%
Total interest-bearing liabilities	98,668	2,340	4.77%	88,141	1,636	3.74%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	393			415
Other liabilities	5,322			5,147
Total non-interest-bearing liabilities	5,715			5,562
Total liabilities	104,383			93,703
Equity
Total equity	15,067			13,425
Total liabilities and equity	$119,450			$107,128
Interest rate spread(4)			13.58%			14.35%
Net interest income		$8,810			$8,171
Net interest margin(5)			14.50%			15.08%
________________________________________
(1)Average yields/rates are based on total interest income/expense over average balances.
(2)Includes average restricted cash balances of $61 million and $472 million for the three months ended June 30, 2024 and 2023, respectively, and $85 million and $412 million for the six months ended June 30, 2024 and 2023, respectively.
(3)Interest income on loan receivables includes fees on loans, which primarily consist of late fees on our credit products, of $609 million and $644 million for the three months ended June 30, 2024 and 2023, respectively, and $1.3 billion for both the six months ended June 30, 2024 and 2023, respectively.
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
Interest Income
Interest income increased by $561 million, or 11.2%, and $1.3 billion, or 13.7%, for the three and six months ended June 30, 2024, respectively, primarily driven by increases in interest and fees on loans of 10.2% and 12.4%, respectively. The increases in the three and six months ended June 30, 2024 in interest and fees on loans were primarily driven by growth in average loan receivables, lower customer payment rates and higher benchmark rates.
Average interest-earning assets

Three months ended June 30 ($ in millions)	2024	%	2023	%
Loan receivables, including held for sale	$101,478	82.8%	$92,489	83.6%
Liquidity portfolio and other	21,068	17.2%	18,146	16.4%
Total average interest-earning assets	$122,546	100.0%	$110,635	100.0%

Six months ended June 30 ($ in millions)	2024	%	2023	%
Loan receivables, including held for sale	$101,218	82.8%	$91,656	83.9%
Liquidity portfolio and other	20,953	17.2%	17,645	16.1%
Total average interest-earning assets	$122,171	100.0%	$109,301	100.0%
Average loan receivables, including held for sale, increased 9.7% and 10.4% for the three and six months ended June 30, 2024, respectively, primarily driven by lower customer payment rates. Purchase volume decreased by 0.9% for the three months ended June 30, 2024 reflecting lower consumer spend as well as the impact of credit actions. Purchase volume increased 0.5% for the six months ended June 30, 2024 reflecting growth in average active accounts and the impact of the Ally Lending acquisition, partially offset by lower consumer spend and the impact of credit actions.
Yield on average interest-earning assets
The yield on average interest-earning assets increased for the three and six months ended June 30, 2024 primarily due to increases in the yield on average loan receivables. The increases in loan receivable yield were 14 basis points to 21.01% and 31 basis points to 21.05% for the three and six months ended June 30, 2024, respectively.
Interest Expense
Interest expense increased by $276 million to $1.2 billion, and $704 million to $2.3 billion, for the three and six months ended June 30, 2024, respectively, due to higher benchmark rates and higher interest-bearing liabilities. Our cost of funds increased to 4.80% and 4.77% for the three and six months ended June 30, 2024, respectively, compared to 4.04% and 3.74% for the three and six months ended June 30, 2023, respectively.
Average interest-bearing liabilities

Three months ended June 30 ($ in millions)	2024	%	2023	%
Interest-bearing deposit accounts	$82,749	83.8%	$74,812	83.7%
Borrowings of consolidated securitization entities	7,858	8.0%	5,863	6.6%
Senior and subordinated unsecured notes	8,118	8.2%	8,707	9.7%
Total average interest-bearing liabilities	$98,725	100.0%	$89,382	100.0%

Six months ended June 30 ($ in millions)	2024	%	2023	%
Interest-bearing deposit accounts	$82,674	83.8%	$73,521	83.4%
Borrowings of consolidated securitization entities	7,620	7.7%	6,045	6.9%
Senior and subordinated unsecured notes	8,374	8.5%	8,575	9.7%
Total average interest-bearing liabilities	$98,668	100.0%	$88,141	100.0%
Net Interest Income
Net interest income increased by $285 million, or 6.9%, and $639 million, or 7.8%, for the three and six months ended June 30, 2024, respectively, resulting from the changes in interest income and interest expense discussed above.
Retailer Share Arrangements
Retailer share arrangements decreased by $77 million, or 8.7%, and $230 million, or 12.7%, for the three and six months ended June 30, 2024, respectively, primarily due to higher net charge-offs, partially offset by higher net interest income.
Provision for Credit Losses
Provision for credit losses increased by $308 million, or 22.3%, and $902 million, or 33.7%, for the three and six months ended June 30, 2024, respectively, primarily driven by higher net charge-offs, partially offset by lower reserve builds in the current year. The reserve build in the six months ended June 30, 2024 included $180 million related to the Ally Lending acquisition.
Other Income

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Interchange revenue	$263	$262	$504	$494
Protection product revenue	125	125	266	240
Loyalty programs	(346)	(345)	(665)	(643)
Other	75	19	1,169	35
Total other income	$117	$61	$1,274	$126
Other income increased by $56 million to $117 million, and $1.1 billion to $1.3 billion, for the three and six months ended June 30, 2024, respectively. During the three months ended June 30, 2024, we participated in the Visa exchange offer, which included the exchange of Visa Class B-1 common stock for Visa Class C common stock, which was recorded at fair value. The increase in other income for the three months ended June 30, 2024 was driven primarily by a gain of $51 million related to the exchange of Visa Class B-1 common stock and the initial impact of our product, pricing and policy change related fees, partially offset by lower commission fees following the Pets Best disposition.
The increase for the six months ended June 30, 2024 was primarily driven by the gain on sale related to the Pets Best disposition. The pre-tax gain amount of $1.1 billion is included within the Other component of Other Income in our Condensed Consolidated Statements of Earnings for the six months ended June 30, 2024.

Other Expense

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Employee costs	$434	$451	$930	$902
Professional fees	236	209	456	395
Marketing and business development	129	133	254	264
Information processing	207	179	393	345
Other	171	197	350	382
Total other expense	$1,177	$1,169	$2,383	$2,288
Other expense increased by $8 million, or 0.7% and by $95 million, or 4.2%, for the three and six months ended June 30, 2024, respectively.
The increase in the three months ended June 30, 2024 was primarily driven by technology investments, preparatory expenses related to the late fee rule change and servicing costs related to the newly acquired business, partially offset by lower operational losses and cost discipline resulting in lower employee and marketing costs.
The increase in the six months ended June 30, 2024 was primarily driven by the same factors for the three months ended June 30, 2024, other than employee costs, which increased for the six months ended June 30, 2024 primarily attributable to an increase in headcount driven by growth.
Provision for Income Taxes

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Effective tax rate	23.8%	23.3%	24.1%	23.6%
Provision for income taxes	$201	$173	$616	$362
The effective tax rate for the three months ended June 30, 2024 increased compared to the same period in the prior year primarily due to the impact of research and development credits recorded in the prior period. The effective tax rate for the six months ended June 30, 2024 increased compared to the same period in the prior year primarily due to an increase in state tax expense in the current period related to the Pets Best disposition. For both periods presented, the effective tax rate differs from the applicable U.S. federal statutory tax rate primarily due to state income taxes.

Platform Analysis
As discussed above under “—Our Sales Platforms,” we offer our credit products primarily through five sales platforms (Home & Auto, Digital, Diversified & Value, Health & Wellness and Lifestyle), which management measures based on their revenue-generating activities. The following is a discussion of certain supplemental information for the three and six months ended June 30, 2024, for each of our five sales platforms and Corp, Other.
Home & Auto

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Purchase volume	$12,496	$12,853	$23,008	$23,716
Period-end loan receivables	$32,822	$30,926	$32,822	$30,926
Average loan receivables, including held for sale	$32,592	$30,210	$32,228	$29,951
Average active accounts (in thousands)	19,335	18,935	19,176	18,769

Interest and fees on loans	$1,419	$1,275	$2,801	$2,500
Other income	$38	$27	$71	$52
Home & Auto interest and fees on loans increased by $144 million, or 11.3%, and increased by $301 million, or 12.0%, for the three and six months ended June 30, 2024, respectively, primarily driven by higher average loan receivables and higher benchmark rates. The increase in average loan receivables for both periods primarily reflects the completion of the Ally Lending acquisition as well as the impact of lower customer payment rates. Purchase volume decreased 2.8% and 3.0% for the three and six months ended June 30, 2024, as growth in Home Specialty and the impact of the Ally Lending acquisition were more than offset by a combination of lower consumer traffic, fewer large ticket purchases and the impact of credit actions.
Digital

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Purchase volume	$13,403	$13,472	$26,031	$25,733
Period-end loan receivables	$27,704	$25,758	$27,704	$25,758
Average loan receivables, including held for sale	$27,542	$25,189	$27,812	$25,086
Average active accounts (in thousands)	20,920	20,559	21,142	20,570

Interest and fees on loans	$1,544	$1,422	$3,111	$2,785
Other income	$—	$(2)	$6	$(1)
Digital interest and fees on loans increased by $122 million, or 8.6%, and $326 million, or 11.7%, for the three and six months ended June 30, 2024, respectively, primarily driven by growth in average loan receivables, lower payment rates and higher benchmark rates. Purchase volume decreased by 0.5% for the three months ended June 30, 2024 as continued customer engagement through growth in average active accounts was more than offset by lower consumer spend per account and the impact of credit actions. Purchase volume increased by 1.2% for the six months ended June 30, 2024, primarily reflecting continued customer engagement through growth in average active accounts. Average active accounts increased 1.8% and 2.8%, for the three and six months ended June 30, 2024, respectively.

Diversified & Value

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Purchase volume	$15,333	$15,356	$29,356	$28,795
Period-end loan receivables	$19,516	$18,329	$19,516	$18,329
Average loan receivables, including held for sale	$19,360	$17,935	$19,477	$17,825
Average active accounts (in thousands)	20,253	20,346	20,691	20,652

Interest and fees on loans	$1,165	$1,091	$2,379	$2,161
Other income	$(22)	$(21)	$(39)	$(35)
Diversified & Value interest and fees on loans increased by $74 million, or 6.8%, and $218 million, or 10.1%, for the three and six months ended June 30, 2024, respectively, primarily driven by growth in average loan receivables, lower payment rates and higher benchmark rates. Purchase volume was flat for the three months ended June 30, 2024 as growth in out-of-partner spend was offset by the impact of credit actions. Purchase volume increased by 1.9%, for the six months ended June 30, 2024, reflecting growth in both in-partner and out-of-partner spend, partially offset by the impact of credit actions. Average active accounts remained flat and increased by 0.2%, for the three and six months ended June 30, 2024, respectively.
Health & Wellness

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Purchase volume	$4,089	$4,015	$8,069	$7,705
Period-end loan receivables	$15,280	$13,327	$15,280	$13,327
Average loan receivables, including held for sale	$15,111	$12,859	$14,904	$12,585
Average active accounts (in thousands)	7,752	7,063	7,670	6,976

Interest and fees on loans	$911	$786	$1,780	$1,521
Other income	$48	$54	$114	$115
Health & Wellness interest and fees on loans increased by $125 million, or 15.9%, and $259 million, or 17.0%, for the three and six months ended June 30, 2024, respectively, primarily driven by higher average loan receivables. The growth in average loan receivables for both periods reflected higher purchase volume and lower customer payment rates, as well as the completion of the Ally Lending acquisition. Purchase volume increased 1.8% and 4.7%, respectively, and average active accounts increased 9.8% and 9.9% for the three and six months ended June 30, 2024, respectively, reflecting broad-based growth led by Pet, partially offset by lower spend in Vision.
Other income decreased by $6 million, or 11.1%, and $1 million, or 0.9%, for the three and six months ended June 30, 2024, respectively. The decrease for the three months ended June 30, 2024 was primarily due to lower commission fees following the Pets Best disposition, partially offset by lower loyalty costs. The decrease for the six months ended June 30, 2024 was primarily due to lower commission fees following the Pets Best disposition, partially offset by higher protection product revenue.

Lifestyle

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Purchase volume	$1,525	$1,580	$2,769	$2,882
Period-end loan receivables	$6,822	$6,280	$6,822	$6,280
Average loan receivables, including held for sale	$6,723	$6,106	$6,677	$6,013
Average active accounts (in thousands)	2,662	2,529	2,665	2,575

Interest and fees on loans	$258	$232	$513	$455
Other income	$6	$7	$14	$14
Lifestyle interest and fees on loans increased by $26 million, or 11.2%, and $58 million, or 12.7%, for the three and six months ended June 30, 2024, respectively, primarily driven by growth in average loan receivables and higher benchmark rates. The growth in average loan receivables for both periods reflected lower customer payment rates. Purchase volume decreased by 3.5% and 3.9% for the three and six months ended June 30, 2024, respectively, reflecting lower transaction values and the impact of credit actions.
Corp, Other

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Purchase volume	$—	$—	$—	$2
Period-end loan receivables	$140	$181	$140	$181
Average loan receivables, including held for sale	$150	$190	$120	$196
Average active accounts (in thousands)	52	85	58	95

Interest and fees on loans	$4	$6	$10	$6
Other income	$47	$(4)	$1,108	$(19)
Other income increased by $51 million for the three months ended June 30, 2024, primarily due to the gain related to the exchange of Visa B-1 shares.
Other income for the six months ended June 30, 2024 in Corp, Other primarily included the gain on sale related to the Pets Best disposition of $1.1 billion.

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
The following table sets forth the composition of our loan receivables portfolio by product type at the dates indicated.

($ in millions)	At June 30, 2024	(%)	At December 31, 2023	(%)
Loan receivables
Credit cards	$94,091	92.0%	$97,043	94.2%
Consumer installment loans	6,072	5.9	3,977	3.9
Commercial credit products	2,003	2.0	1,839	1.8
Other	118	0.1	129	0.1
Total loan receivables	$102,284	100.0%	$102,988	100.0%
Loan receivables decreased 0.7% to $102.3 billion at June 30, 2024 compared to $103.0 billion at December 31, 2023, primarily driven by the seasonality of our business, partially offset by the Ally Lending acquisition and lower customer payment rates. Loan receivables related to the Ally Lending acquisition are included within Consumer installment loans at June 30, 2024 in the table above.
Loan receivables increased 7.9% to $102.3 billion at June 30, 2024 compared to $94.8 billion at June 30, 2023 driven by lower customer payment rates and the completion of the Ally Lending acquisition.
Our loan receivables portfolio had the following geographic concentration at June 30, 2024.

($ in millions)	Loan Receivables Outstanding	% of Total Loan Receivables Outstanding
State
Texas	$11,231	11.0%
California	$10,507	10.3%
Florida	$9,506	9.3%
New York	$4,885	4.8%
North Carolina	$4,320	4.2%
Delinquencies
Over-30 day loan delinquencies as a percentage of period-end loan receivables increased to 4.47% at June 30, 2024 from 3.84% at June 30, 2023, and decreased from 4.74% at December 31, 2023. The increase compared to June 30, 2023, was primarily driven by lower customer payment rates. The decrease in delinquency rate during the six months ended June 30, 2024, was primarily driven by the seasonality of our business.
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

	Three months ended June 30,
	2024		2023
($ in millions)	Amount	Rate	Amount	Rate
Credit cards	$1,493	6.44%	$1,025	4.71%
Consumer installment loans	92	6.08%	39	4.66%
Commercial credit products	35	7.03%	32	7.10%
Other	1	3.21%	—	—%
Total net charge-offs	$1,621	6.42%	$1,096	4.75%

	Six months ended June 30,
	2024		2023
($ in millions)	Amount	Rate	Amount	Rate
Credit cards	$2,963	6.36%	$1,963	4.57%
Consumer installment loans	174	6.47%	78	4.87%
Commercial credit products	68	7.05%	61	7.02%
Other	1	1.58%	—	—%
Total net charge-offs	$3,206	6.37%	$2,102	4.62%
Allowance for Credit Losses
The allowance for credit losses totaled $11.0 billion at June 30, 2024, compared to $10.6 billion at December 31, 2023, respectively, and $9.8 billion at June 30, 2023, and reflects our estimate of expected credit losses for the life of the loan receivables on our Condensed Consolidated Statement of Financial Position. Our allowance for credit losses as a percentage of total loan receivables increased to 10.74% at June 30, 2024, from 10.26% at December 31, 2023 and increased from 10.34% at June 30, 2023.
The increase in allowance for credit losses compared to December 31, 2023 includes the addition of the Ally Lending portfolio. See Note 5. Loan Receivables and Allowance for Credit Losses to our condensed consolidated financial statements for additional information.

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
The following table summarizes information concerning our funding sources during the periods indicated:

	2024			2023
Three months ended June 30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$82,749	83.8%	4.7%	$74,812	83.7%	3.8%
Securitized financings	7,858	8.0	5.6%	5,863	6.6	5.3%
Senior and subordinated unsecured notes	8,118	8.2	5.0%	8,707	9.7	4.9%
Total	$98,725	100.0%	4.8%	$89,382	100.0%	4.0%
______________________
(1)Excludes $396 million and $420 million average balance of non-interest-bearing deposits for the three months ended June 30, 2024 and 2023, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the three months ended June 30, 2024 and 2023.

	2024			2023
Six months ended June 30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$82,674	83.8%	4.7%	$73,521	83.4%	3.5%
Securitized financings	7,620	7.7	5.7%	6,045	6.9	5.2%
Senior and subordinated unsecured notes	8,374	8.5	4.9%	8,575	9.7	4.9%
Total	$98,668	100.0%	4.8%	$88,141	100.0%	3.7%
______________________
(1)Excludes $393 million and $415 million average balance of non-interest-bearing deposits for the six months ended June 30, 2024 and 2023, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the six months ended June 30, 2024 and 2023.

Deposits
We obtain deposits directly from retail, affinity relationships and commercial customers (“direct deposits”) or through third-party brokerage firms that offer our deposits to their customers (“brokered deposits”). At June 30, 2024, we had $70.8 billion in direct deposits and $12.3 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger that channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to continue to utilize our direct deposit base as a source of stable and diversified low-cost funding.
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
The following table summarizes certain information regarding our interest-bearing deposits by type (all of which constitute U.S. deposits) for the periods indicated:

Three months ended June 30 ($ in millions)	2024			2023
	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$40,698	49.2%	4.8%	$32,722	43.7%	3.6%
Savings, money market, and demand accounts	29,675	35.9	4.6%	28,893	38.6	4.1%
Brokered deposits	12,376	14.9	4.5%	13,197	17.7	3.9%
Total interest-bearing deposits	$82,749	100.0%	4.7%	$74,812	100.0%	3.8%

Six months ended June 30 ($ in millions)	2024			2023
	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$40,694	49.2%	4.8%	$30,935	42.1%	3.2%
Savings, money market, and demand accounts	29,057	35.2	4.6%	29,401	40.0	3.7%
Brokered deposits	12,923	15.6	4.5%	13,185	17.9	3.7%
Total interest-bearing deposits	$82,674	100.0%	4.7%	$73,521	100.0%	3.5%
Our deposit liabilities provide funding with maturities ranging from one day to ten years. At June 30, 2024, the weighted average maturity of our interest-bearing time deposits was 1.0 years. See Note 8. Deposits to our condensed consolidated financial statements for more information on the maturities of our time deposits.
The following table summarizes deposits by contractual maturity at June 30, 2024:

($ in millions)	3 Months or Less	Over 3 Months but within 6 Months	Over 6 Months but within 12 Months	Over 12 Months	Total
U.S. deposits (less than FDIC insurance limit)(1)(2)	$35,930	$4,968	$14,049	$10,940	$65,887
U.S. deposits (in excess of FDIC insurance limit)(2)
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	2,162	1,446	4,755	2,211	10,574
Savings, money market, and demand accounts	6,639	—	—	—	6,639
Total	$44,731	$6,414	$18,804	$13,151	$83,100
______________________
(1)Includes brokered certificates of deposit for which underlying individual deposit balances are assumed to be less than $250,000.
(2)The standard deposit insurance amount is $250,000 per depositor, for each account ownership category. Deposits in excess of FDIC insurance limit presented above include partially insured accounts. Our estimate of the uninsured portion of these deposit balances at June 30, 2024 was approximately $5.8 billion.

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
The following table summarizes expected contractual maturities of the investors’ interests in securitized financings, excluding debt premiums, discounts and issuance costs at June 30, 2024.

($ in millions)	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years	Total
Scheduled maturities of long-term borrowings—owed to securitization investors:
SYNCT	$800	$1,100	$—	$—	$1,900
SFT	475	975	—	—	1,450
SYNIT(1)	1,000	3,175	—	—	4,175
Total long-term borrowings—owed to securitization investors	$2,275	$5,250	$—	$—	$7,525
______________________
(1)Excludes any subordinated classes of SYNIT notes that we owned at June 30, 2024.
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

The following table summarizes for each of our trusts the three-month rolling average excess spread at June 30, 2024.

	Note Principal Balance ($ in millions)	# of Series Outstanding	Three-Month Rolling Average Excess Spread(1)
SYNCT	$1,900	4	~ 14.5% to 15.5%
SFT	$1,450	5	12.1%
SYNIT	$4,175	1	17.0%
______________________
(1)Represents the excess spread (generally calculated as interest income collected from the applicable pool of loan receivables less applicable net charge-offs, interest expense and servicing costs, divided by the aggregate principal amount of loan receivables in the applicable pool) for SFT or, in the case of SYNCT, a range of the excess spreads relating to the particular series issued within such trust or, in the case of SYNIT, the excess spread relating to the one outstanding series issued within such trust, in all cases omitting any series that have not been outstanding for at least three full monthly periods and calculated in accordance with the applicable trust or series documentation, for the three securitization monthly periods ended June 30, 2024.
Senior and Subordinated Unsecured Notes
The following table provides a summary of our outstanding fixed rate senior and subordinated unsecured notes at June 30, 2024.

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
______________________
(1)Weighted average interest rate of all senior and subordinated unsecured notes at June 30, 2024 was 4.72%.
(2)The amounts shown exclude unamortized debt discounts, premiums and issuance costs.
Short-Term Borrowings
Except as described above, there were no material short-term borrowings for the periods presented.

Covenants
The indentures pursuant to which our senior and subordinated unsecured notes have been issued include various covenants. If we do not satisfy any of these covenants, the maturity of amounts outstanding thereunder may be accelerated and become payable. We were in compliance with all of these covenants at June 30, 2024.
At June 30, 2024, we were not in default under any of our credit facilities.
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
We maintain a liquidity portfolio, which at June 30, 2024 had $20.0 billion of liquid assets, primarily consisting of cash and equivalents and short-term obligations of the U.S. Treasury, less cash in transit which is not considered to be liquid, compared to $16.8 billion of liquid assets at December 31, 2023. The increase in liquid assets was primarily due to the seasonality of our business, deposit growth and the proceeds from the Pets Best disposition, as well as issuances of secured notes and preferred stock. We believe our liquidity position at June 30, 2024 remains strong as we continue to operate in a period of uncertain economic conditions and we will continue to closely monitor our liquidity as economic conditions change.
As a general matter, investments included in our liquidity portfolio are expected to be highly liquid, giving us the ability to readily convert them to cash. The level and composition of our liquidity portfolio may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.

We also have access to several additional sources of liquidity beyond our liquidity portfolio. At June 30, 2024, we had an aggregate of $10.2 billion of available borrowing capacity through the Federal Reserve’s discount window, $2.5 billion of undrawn committed capacity on our securitized financings, subject to customary borrowing conditions, from private lenders under our securitization programs and $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders. In addition, we have other unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
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
Dividend and Share Repurchases

Common Stock Cash Dividends Declared	Month of Payment	Amount per Common Share	Amount
($ in millions, except per share data)
Three months ended March 31, 2024	February 2024	$0.25	$102
Three months ended June 30, 2024	May 2024	0.25	100
Total dividends declared		$0.50	$202

Series A Preferred Stock Cash Dividends Declared	Month of Payment	Amount per Preferred Share	Amount
($ in millions, except per share data)
Three months ended March 31, 2024	February 2024	$14.06	$11
Three months ended June 30, 2024	May 2024	14.06	10
Total Series A dividends declared		$28.12	$21

Series B Preferred Stock Cash Dividends Declared	Month of Payment	Amount per Preferred Share	Amount
($ in millions, except per share data)
Three months ended June 30, 2024	May 2024	$18.79	$9
Total Series B dividends declared		$18.79	$9

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

Common Shares Repurchased Under Publicly Announced Programs	Total Number of Shares Purchased	Dollar Value of Shares Purchased
($ and shares in millions)
Three months ended March 31, 2024	7.5	$300
Three months ended June 30, 2024	6.9	300
Total	14.4	$600
During the six months ended June 30, 2024, we repurchased $600 million of common stock as part of our 2023 share repurchase program. In April 2024, the Board of Directors approved an incremental share repurchase program of up to $1.0 billion through June 30, 2025 (the "2024 plan"). At June 30, 2024, all of the authorization capacity under the 2024 plan remained outstanding. Repurchases under this program are subject to market conditions and other factors, including legal and regulatory restrictions and required approvals, if any.
Regulatory Capital Requirements - Synchrony Financial
As a savings and loan holding company, we are required to maintain minimum capital ratios, under the applicable U.S. Basel III capital rules. For more information, see “Regulation—Savings and Loan Holding Company Regulation” in our 2023 Form 10-K.
For Synchrony Financial to be a well-capitalized savings and loan holding company, Synchrony Bank must be well-capitalized and Synchrony Financial must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. At June 30, 2024, Synchrony Financial met all the requirements to be deemed well-capitalized.
The following table sets forth the composition of our capital ratios for the Company calculated under the Basel III Standardized Approach rules at June 30, 2024 and December 31, 2023, respectively.

	Basel III
	At June 30, 2024		At December 31, 2023
($ in millions)	Amount	Ratio(1)	Amount	Ratio(1)
Total risk-based capital	$16,438	15.8%	$15,464	14.9%
Tier 1 risk-based capital	$14,290	13.8%	$13,334	12.9%
Tier 1 leverage	$14,290	12.0%	$13,334	11.7%
Common equity Tier 1 capital	$13,068	12.6%	$12,600	12.2%
Risk-weighted assets	$103,718		$103,460
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

Capital amounts and ratios in the above table all reflect the applicable CECL regulatory capital transition adjustment for each period. The increase in our common equity Tier 1 capital ratio compared to December 31, 2023 was primarily due to the retention of net earnings during the six months ended June 30, 2024 and the net impact of the Pets Best disposition and Ally Lending acquisition, partially offset by the third year phase-in of the impact of CECL on our regulatory capital.
Regulatory Capital Requirements - Synchrony Bank
At June 30, 2024 and December 31, 2023, the Bank met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. The following table sets forth the composition of the Bank’s capital ratios calculated under the Basel III Standardized Approach rules at June 30, 2024 and December 31, 2023, and also reflects the applicable CECL regulatory capital transition adjustment for each period.

	At June 30, 2024		At December 31, 2023		Minimum to be Well-Capitalized under Prompt Corrective Action Provisions
($ in millions)	Amount	Ratio	Amount	Ratio	Ratio
Total risk-based capital	$15,072	15.3%	$14,943	15.3%	10.0%
Tier 1 risk-based capital	$12,984	13.2%	$12,880	13.2%	8.0%
Tier 1 leverage	$12,984	11.6%	$12,880	12.0%	5.0%
Common equity Tier 1 capital	$12,984	13.2%	$12,880	13.2%	6.5%
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
Off-Balance Sheet Arrangements and Unfunded Lending Commitments
____________________________________________________________________________________________
We do not have any material off-balance sheet arrangements, including guarantees of third-party obligations. Guarantees are contracts or indemnification agreements that contingently require us to make a guaranteed payment or perform an obligation to a third-party based on certain trigger events. At June 30, 2024, we had not recorded any contingent liabilities in our Condensed Consolidated Statement of Financial Position related to any guarantees. See Note 6 - Variable Interest Entities to our condensed consolidated financial statements for more information on our investment commitments for unconsolidated variable interest entities (“VIE's”).
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
On March 5, 2024, the CFPB released a final rule amending its regulations that implement the Truth in Lending Act to, among other things, lower the safe harbor dollar amount for credit card late fees from the prior $30 (adjusted to $41 for each subsequent late payment within the next six billing cycles) to $8 and to eliminate the automatic annual inflation adjustment to such safe harbor dollar amount. The final rule had an original effective date of May 14, 2024. Industry organizations have challenged the final rule in court, and on May 10, 2024, the United States District Court for the Northern District of Texas granted an injunction and stay of the final rule, and the injunction granted remains in effect. The final outcome of such challenge, including the impact on the final rule, is uncertain. See "Business Trends and Conditions" above for the anticipated financial impacts related to the final rule.
On June 20, 2024, the FDIC released a final rule imposing additional requirements for the content of resolution plans submitted by insured depository institutions with $100 billion or more in total assets, including the Bank, following the rule’s effective date of October 1, 2024. Under the final rule, if the FDIC deems a resolution plan filing not credible and the insured depository institution fails to resubmit a credible plan, the institution could become subject to an enforcement action. Our first resolution plan under the final rule is due on July 1, 2025 and we will be required to file a resolution plan once every three years thereafter. Additionally, we will be required to submit interim supplements annually. We are evaluating the impact of the final rule.
See “Regulation—Regulation Relating to Our Business” in our 2023 Form 10-K for additional information on regulations that apply to us, and “—Capital” above, for discussion of the impact of regulations and supervision on our capital and liquidity, including our ability to pay dividends and repurchase stock.

ITEM 1. FINANCIAL STATEMENTS
Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
____________________________________________________________________________________________

	Three months ended June 30,		Six months ended June 30,
($ in millions, except per share data)	2024	2023	2024	2023
Interest income:
Interest and fees on loans (Note 5)	$5,301	$4,812	$10,594	$9,428
Interest on cash and debt securities	281	209	556	379
Total interest income	5,582	5,021	11,150	9,807
Interest expense:
Interest on deposits	967	717	1,921	1,274
Interest on borrowings of consolidated securitization entities	110	78	215	155
Interest on senior and subordinated unsecured notes	100	106	204	207
Total interest expense	1,177	901	2,340	1,636
Net interest income	4,405	4,120	8,810	8,171
Retailer share arrangements	(810)	(887)	(1,574)	(1,804)
Provision for credit losses (Note 5)	1,691	1,383	3,575	2,673
Net interest income, after retailer share arrangements and provision for credit losses	1,904	1,850	3,661	3,694
Other income:
Interchange revenue	263	262	504	494
Protection product revenue	125	125	266	240
Loyalty programs	(346)	(345)	(665)	(643)
Other (Note 3)	75	19	1,169	35
Total other income	117	61	1,274	126
Other expense:
Employee costs	434	451	930	902
Professional fees	236	209	456	395
Marketing and business development	129	133	254	264
Information processing	207	179	393	345
Other	171	197	350	382
Total other expense	1,177	1,169	2,383	2,288
Earnings before provision for income taxes	844	742	2,552	1,532
Provision for income taxes (Note 14)	201	173	616	362
Net earnings	$643	$569	$1,936	$1,170
Net earnings available to common stockholders	$624	$559	$1,906	$1,149

Earnings per share (Note 12)
Basic	$1.56	$1.32	$4.74	$2.74
Diluted	$1.55	$1.32	$4.70	$2.73

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
____________________________________________________________________________________________

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023

Net earnings	$643	$569	$1,936	$1,170

Other comprehensive income (loss)
Debt securities	—	4	(1)	28
Currency translation adjustments	(4)	2	(4)	1
Employee benefit plans	—	—	—	—
Other comprehensive income (loss)	(4)	6	(5)	29

Comprehensive income	$639	$575	$1,931	$1,199
Amounts presented net of taxes.

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Financial Position (Unaudited)
____________________________________________________________________________________________

($ in millions)	At June 30, 2024	At December 31, 2023
Assets
Cash and equivalents	$18,632	$14,259
Debt securities (Note 4)	2,693	3,799
Loan receivables: (Notes 5 and 6)
Unsecuritized loans held for investment	82,144	81,554
Restricted loans of consolidated securitization entities	20,140	21,434
Total loan receivables	102,284	102,988
Less: Allowance for credit losses	(10,982)	(10,571)
Loan receivables, net	91,302	92,417
Goodwill (Note 7)	1,274	1,018
Intangible assets, net (Note 7)	776	815
Other assets	5,812	4,915
Assets held for sale (Note 3)	—	256
Total assets	$120,489	$117,479

Liabilities and Equity
Deposits: (Note 8)
Interest-bearing deposit accounts	$82,708	$80,789
Non-interest-bearing deposit accounts	392	364
Total deposits	83,100	81,153
Borrowings: (Notes 6 and 9)
Borrowings of consolidated securitization entities	7,517	7,267
Senior and subordinated unsecured notes	8,120	8,715
Total borrowings	15,637	15,982
Accrued expenses and other liabilities	6,212	6,334
Liabilities held for sale (Note 3)	—	107
Total liabilities	$104,949	$103,576

Equity:
Preferred stock, par share value $0.001 per share; 1,250,000 and 750,000 shares authorized at June 30, 2024 and December 31, 2023, respectively; 1,250,000 and 750,000 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively, and aggregate liquidation preference of $1,250 at June 30, 2024 and $750 at December 31, 2023	$1,222	$734
Common Stock, par share value $0.001 per share; 4,000,000,000 shares authorized; 833,984,684 shares issued at both June 30, 2024 and December 31, 2023; 395,115,518 and 406,875,775 shares outstanding at June 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	9,793	9,775
Retained earnings	20,310	18,662
Accumulated other comprehensive income (loss):
Debt securities	(34)	(33)
Currency translation adjustments	(42)	(38)
Employee benefit plans	3	3
Treasury stock, at cost; 438,869,166 and 427,108,909 shares at June 30, 2024 and December 31, 2023, respectively	(15,713)	(15,201)
Total equity	15,540	13,903
Total liabilities and equity	$120,489	$117,479
See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
____________________________________________________________________________________________

	Preferred Stock		Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2023	750	$734	833,985	$1	$9,718	$16,716	$(125)	$(14,171)	$12,873
Cumulative effect of change in accounting principle	—	—	—	—	—	222	—	—	222
Adjusted balance, beginning of period	750	$734	833,985	$1	$9,718	$16,938	$(125)	$(14,171)	$13,095
Net earnings	—	—	—	—	—	601	—	—	601
Other comprehensive income	—	—	—	—	—	—	23	—	23
Purchases of treasury stock	—	—	—	—	—	—	—	(404)	(404)
Stock-based compensation	—	—	—	—	(13)	(59)	—	61	(11)
Dividends - Series A preferred stock ($14.06 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividends - common stock ($0.23 per share)	—	—	—	—	—	(100)	—	—	(100)
Balance at March 31, 2023	750	$734	833,985	$1	$9,705	$17,369	$(102)	$(14,514)	$13,193
Net earnings	—	—	—	—	—	569	—	—	569
Other comprehensive income	—	—	—	—	—	—	6	—	6
Purchases of treasury stock	—	—	—	—	—	—	—	(303)	(303)
Stock-based compensation	—	—	—	—	22	(1)	—	3	24
Dividends - Series A preferred stock ($14.06 per share)	—	—	—	—	—	(10)	—	—	(10)
Dividends - common stock ($0.23 per share)	—	—	—	—	—	(99)	—	—	(99)
Balance at June 30, 2023	750	$734	833,985	$1	$9,727	$17,828	$(96)	$(14,814)	$13,380

	Preferred Stock		Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2024	750	$734	833,985	$1	$9,775	$18,662	$(68)	$(15,201)	$13,903
Net earnings			—	—	—	1,293	—	—	1,293
Other comprehensive income	—	—	—	—	—	—	(1)	—	(1)
Issuance of preferred stock	500	488	—	—	—	—	—	—	488
Purchases of treasury stock	—	—	—	—	—	—	—	(300)	(300)
Stock-based compensation	—	—	—	—	(7)	(52)	—	71	12
Dividends - Series A preferred stock ($14.06 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividends - common stock ($0.25 per share)	—	—	—	—	—	(102)	—	—	(102)
Balance at March 31, 2024	1,250	$1,222	833,985	$1	$9,768	$19,790	$(69)	$(15,430)	$15,282
Net earnings	—	—	—	—	—	643	—	—	643
Other comprehensive income	—	—	—	—	—	—	(4)	—	(4)
Purchases of treasury stock	—	—	—	—	—	—	—	(305)	(305)
Stock-based compensation	—	—	—	—	25	(4)	—	22	43
Dividends - Series A preferred stock ($14.06 per share)	—	—	—	—	—	(10)	—	—	(10)
Dividends - Series B preferred stock ($18.79 per share)	—	—	—	—	—	(9)	—	—	(9)
Dividends - common stock ($0.25 per share)	—	—	—	—	—	(100)	—	—	(100)
Balance at June 30, 2024	1,250	$1,222	833,985	$1	$9,793	$20,310	$(73)	$(15,713)	$15,540

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
____________________________________________________________________________________________

	Six months ended June 30,
($ in millions)	2024	2023
Cash flows - operating activities
Net earnings	$1,936	$1,170
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for credit losses	3,575	2,673
Deferred income taxes	(8)	(151)
Depreciation and amortization	240	224
(Increase) decrease in interest and fees receivable	209	(183)
(Increase) decrease in other assets	(120)	(124)
Increase (decrease) in accrued expenses and other liabilities	(239)	(179)
Gain on sale of business	(1,069)	—
All other operating activities	208	364
Cash provided from (used for) operating activities	4,732	3,794

Cash flows - investing activities
Maturity and sales of debt securities	2,196	2,018
Purchases of debt securities	(1,047)	(1,212)
Acquisitions, net of cash acquired	(1,935)	—
Proceeds from sale of business, net of cash and restricted cash sold	491	—
Net (increase) decrease in loan receivables, including held for sale	(1,092)	(5,014)
All other investing activities	(322)	(289)
Cash provided from (used for) investing activities	(1,709)	(4,497)

Cash flows - financing activities
Borrowings of consolidated securitization entities
Proceeds from issuance of securitized debt	947	250
Maturities and repayment of securitized debt	(700)	(957)
Senior and subordinated unsecured notes
Proceeds from issuance of senior and subordinated unsecured notes	—	740
Maturities and repayment of senior and subordinated unsecured notes	(600)	—
Proceeds from issuance of preferred stock	488	—
Dividends paid on preferred stock	(30)	(21)
Net increase (decrease) in deposits	1,938	4,056
Purchases of treasury stock	(605)	(707)
Dividends paid on common stock	(202)	(199)
All other financing activities	1	(34)
Cash provided from (used for) financing activities	1,237	3,128

Increase (decrease) in cash and equivalents, including restricted amounts	4,260	2,425
Cash and equivalents, including restricted amounts, at beginning of period	14,420	10,430
Cash and equivalents at end of period:
Cash and equivalents	18,632	12,706
Restricted cash and equivalents included in other assets	48	149
Total cash and equivalents, including restricted amounts, at end of period	$18,680	$12,855
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
During the three months ended June 30, 2024, adjustments to the fair value of assets acquired and liabilities assumed (measurement period adjustments) were recognized related to the acquisition as detailed in the table below.

($ in millions)	Amounts Recognized as of Acquisition Date (as previously reported as of March 31, 2024)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as adjusted)
Assets acquired
Cash	$34	$—	$34
Loan receivables(a)	1,875	(198)	1,677
Intangible assets, net	23	(5)	18
Other assets	2	—	2
Total	$1,934	$(203)	$1,731

Liabilities assumed
Other liabilities	(16)	2	(14)
Total net identifiable assets acquired	$1,918	$(201)	$1,717
Less: Total cash consideration paid	$1,969	$—	$1,969
Goodwill	$51	$201	$252
_______________________
(a)    Loan discounts are recognized into interest income over the estimated remaining life of the acquired loans. The change to the provisional amount of loan discount recorded in the current period resulted in an increase in the amount of discount amortized into interest income for the three months ended June 30, 2024, including $9 million which relates to the previous quarter.

The amounts above represent the current provisional estimated fair values of the respective assets acquired and liabilities assumed as of the date of acquisition. The changes in the estimated fair values during the three months ended June 30, 2024 reflect market participant assumptions about facts and circumstances existing at the acquisition date. The measurement period adjustments did not result from events occurring subsequent to the acquisition date.
The valuation of the assets acquired and liabilities assumed is substantially complete and will be finalized no later than one year after the acquisition date. The goodwill recognized related to the acquisition is tax-deductible and reflects the expected synergies and operational efficiencies arising from the transaction.

The acquisition primarily included loan receivables with an unpaid principal balance of $2.2 billion. These loan receivables are reported within Consumer installment loans in Note 5. Loan Receivables and Allowance for Credit Losses. To determine the provisional fair value of loans at acquisition, we estimate expected cash flows and discount those cash flows using an observable market rate of interest, when available, adjusted for factors that a market participant would consider in determining fair value. In determining fair value, expected cash flows are adjusted to include prepayment, default rate, and loss severity estimates. The difference between the fair value and the amount contractually due is recorded as a loan discount or premium at acquisition. Including the impact of measurement period adjustments, at June 30, 2024 the provisional loan discount at the acquisition date was $469 million, which is to be amortized into interest income over the estimated remaining life of the loans, as described within Note 2. Basis of Presentation and Summary of Significant Accounting Policies within our 2023 Form 10-K. The interest and fees related to the acquired business are included in our Condensed Consolidated Statements of Earnings subsequent to the acquisition date and totaled $113 million and $141 million for the three months and six months ended June 30, 2024, respectively. These amounts include amortization of the loan discount recognized at acquisition of $66 million and $80 million, respectively. Expense activities, including those associated with the acquired business, are managed for the Company as a whole.
Loans acquired without a more-than-insignificant credit deterioration since origination are measured under the Allowance for Credit Losses model, as described within Note 2. Basis of Presentation and Summary of Significant Accounting Policies within our 2023 Form 10-K. The Company’s best estimate of contractual cash flows not expected to be collected at the date of acquisition was $180 million, which is included within our allowance for credit losses, and recognized through provision for credit losses in our Condensed Consolidated Statements of Earnings for the six months ended June 30, 2024.
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
Pets Best
In March 2024, we sold our wholly-owned subsidiary, Pets Best Insurance Services, LLC (“Pets Best”) to Poodle Holdings, Inc. (“Buyer”) for consideration comprising a combination of cash and an equity interest of less than 10% in Independence Pet Holdings, Inc., ("IPH") an affiliate of Buyer. In connection with the sale, IPH also appointed two Synchrony executives to its board of directors. The sale of Pets Best resulted in the recognition of a gain on sale of $1.1 billion or $802 million, net of tax in the three months ended March 31, 2024. The pre-tax gain amount has been recognized within the Other component of Other Income in our Condensed Consolidated Statements of Earnings.
The Company’s initial equity investment in IPH was recorded in Other Assets on our Condensed Consolidated Statements of Financial Position and is accounted for under the equity method of accounting. The investment was recorded at its estimated fair value at the date acquired of $605 million. The estimated fair value at acquisition date was determined using a weighted average methodology of three approaches: a market approach which includes using a multiple of projected revenues, precedent transactions and an intrinsic value analysis. The market-multiple approach was established based on a selected group of publicly traded companies. The use of selected precedent transaction multiples was calibrated to the valuation outcome using the market approach. Intrinsic value analysis determines implied multiples primarily based upon recent market studies and forecasted performance. The change in the carrying value of our equity investment in IPH subsequent to the date acquired was not material.

NOTE 4.    DEBT SECURITIES
All of our debt securities are classified as available-for-sale and are held to meet our liquidity objectives or to comply with the Community Reinvestment Act (“CRA”). Our debt securities consist of the following:

	June 30, 2024				December 31, 2023
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
($ in millions)	cost	gains	losses	fair value	cost	gains	losses	fair value
U.S. government and federal agency	$1,108	$—	$—	$1,108	$2,264	$1	$(1)	$2,264
State and municipal	17	—	—	17	10	—	—	10
Residential mortgage-backed(a)	362	—	(41)	321	392	—	(38)	354
Asset-backed(b)	1,242	1	(4)	1,239	1,167	4	(8)	1,163
Other	8	—	—	8	8	—	—	8
Total(c)	$2,737	$1	$(45)	$2,693	$3,841	$5	$(47)	$3,799
_______________________
(a)    All of our residential mortgage-backed securities have been issued by government-sponsored entities and are collateralized by U.S. mortgages.
(b)    Our asset-backed securities are collateralized by credit card and auto loans.
(c)    At June 30, 2024 and December 31, 2023, the estimated fair value of debt securities pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve discount window advances was $1.2 billion and $360 million, respectively.
The following table presents the estimated fair values and gross unrealized losses of our available-for-sale debt securities:

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
($ in millions)	fair value	losses	fair value	losses
At June 30, 2024
U.S. government and federal agency	$764	$—	$—	$—
State and municipal	3	—	6	—
Residential mortgage-backed	11	—	310	(41)
Asset-backed	360	(1)	316	(3)
Other	—	—	—	—
Total	$1,138	$(1)	$632	$(44)

At December 31, 2023
U.S. government and federal agency	$495	$—	$399	$(1)
State and municipal	—	—	9	—
Residential mortgage-backed	1	—	346	(38)
Asset-backed	171	—	244	(8)
Other	—	—	8	—
Total	$667	$—	$1,006	$(47)
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

Contractual Maturities of Investments in Available-for-Sale Debt Securities

	Amortized	Estimated	Weighted
At June 30, 2024 ($ in millions)	cost	fair value	Average yield (a)
Due
Within one year	$1,648	$1,646	4.8%
After one year through five years	$730	$729	5.1%
After five years through ten years	$159	$146	1.8%
After ten years	$200	$172	2.2%
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
There were no material realized gains or losses recognized for the six months ended June 30, 2024 and 2023.
Although we generally do not have the intent to sell any specific securities held at June 30, 2024, in the ordinary course of managing our debt securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield, liquidity requirements and funding obligations.
NOTE 5.    LOAN RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

($ in millions)	June 30, 2024	December 31, 2023
Credit cards	$94,091	$97,043
Consumer installment loans	6,072	3,977
Commercial credit products	2,003	1,839
Other	118	129
Total loan receivables, before allowance for credit losses(a)(b)(c)	$102,284	$102,988
_______________________
(a)Total loan receivables include $20.1 billion and $21.4 billion of restricted loans of consolidated securitization entities at June 30, 2024 and December 31, 2023, respectively. See Note 6. Variable Interest Entities for further information on these restricted loans.
(b)At June 30, 2024 and December 31, 2023, loan receivables included deferred costs, net of purchase discounts and deferred income, of $(283) million and $213 million, respectively.
(c)At June 30, 2024 and December 31, 2023, $22.1 billion and $22.4 billion, respectively, of loan receivables were pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve discount window advances.

Allowance for Credit Losses(a)(b)

($ in millions)	Balance at April 1, 2024	Provision charged to operations(c)	Gross charge-offs	Recoveries	Other	Balance at June 30, 2024
Credit cards	$10,194	$1,547	$(1,832)	$339	$7	$10,255
Consumer installment loans	581	113	(107)	15	—	602
Commercial credit products	127	31	(37)	2	—	123
Other	3	—	(1)	—	—	2
Total	$10,905	$1,691	$(1,977)	$356	$7	$10,982

($ in millions)	Balance at April 1, 2023	Provision charged to operations	Gross charge-offs	Recoveries	Balance at June 30, 2023
Credit cards	$9,152	$1,337	$(1,270)	$245	$9,464
Consumer installment loans	255	5	(45)	6	221
Commercial credit products	104	40	(34)	2	112
Other	6	1	—	—	7
Total	$9,517	$1,383	$(1,349)	$253	$9,804

($ in millions)	Balance at January 1, 2024	Provision charged to operations(c)	Gross charge-offs	Recoveries	Other(d)	Balance at June 30, 2024
Credit cards	$10,156	$3,055	$(3,593)	$630	$7	$10,255
Consumer installment loans	279	458	(197)	23	39	602
Commercial credit products	131	60	(72)	4	—	123
Other	5	(2)	(1)	—	—	2
Total	$10,571	$3,571	$(3,863)	$657	$46	$10,982

($ in millions)	Balance at January 1, 2023	Impact of ASU 2022-02 Adoption	Post-Adoption Balance at January 1, 2023	Provision charged to operations	Gross charge-offs	Recoveries	Balance at June 30, 2023
Credit cards	$9,225	$(294)	$8,931	$2,496	$(2,432)	$469	$9,464
Consumer installment loans	208	1	209	90	(89)	11	221
Commercial credit products	87	(1)	85	88	(65)	4	112
Other	7	—	8	(1)	—	—	7
Total	$9,527	$(294)	$9,233	$2,673	$(2,586)	$484	$9,804
_______________________
(a)The allowance for credit losses at June 30, 2024 and 2023 reflects our estimate of expected credit losses for the life of the loan receivables on our Condensed Consolidated Statements of Financial Position at June 30, 2024 and 2023 which include the consideration of current and expected macroeconomic conditions that existed at those dates.
(b)Excluded from the table above are allowance for credit losses for loan receivables acquired and immediately written off within the period presented.
(c)Provision for credit losses in the Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2024 also includes amounts associated with off-balance sheet credit exposures recorded in Accrued expenses and other liabilities in the Condensed Consolidated Statements of Financial Position.
(d)Primarily represents allowance for credit losses for PCD assets.
The reasonable and supportable forecast period used in our estimate of credit losses at June 30, 2024 was 12 months, consistent with the forecast period utilized since the adoption of CECL. Beyond the reasonable and supportable forecast period, we revert to historical loss information at the loan receivables segment level over a 6-month period, gradually increasing the weight of historical losses by an equal amount each month during the reversion period, and utilize historical loss information thereafter for the remaining life of the portfolio. The reversion period and methodology remain unchanged since the adoption of CECL.

Losses on loan receivables, including those which are modified for borrowers experiencing financial difficulty, are estimated and recognized upon origination of the loan, based on expected credit losses for the life of the loan balance at June 30, 2024. Expected credit loss estimates are developed using both quantitative models and qualitative adjustments, and incorporates a macroeconomic forecast, as described within Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our 2023 annual consolidated financial statements within our 2023 Form 10-K. The current and forecasted economic conditions at the balance sheet date influenced our current estimate of expected credit losses, which reflects our expectations of the macroeconomic environment. We continued to experience a decrease in payment rates and total delinquent balances as a percentage of total loan receivables from the prior quarter. We also experienced an increase in net charge-offs during the six months ended June 30, 2024 and expect net charge-offs as a percentage of loan receivables to reduce in the second half of 2024. These conditions are reflected in our current estimate of expected credit losses. Our allowance for credit losses increased to $11.0 billion during the six months ended June 30, 2024, primarily reflecting these conditions and the impact of the Ally Lending acquisition. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our 2023 annual consolidated financial statements within our 2023 Form 10-K for additional information on our significant accounting policies related to our allowance for credit losses.
Delinquent and Non-accrual Loans
The following table provides information on our delinquent and non-accrual loans:

At June 30, 2024 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing
Credit cards	$2,159	$2,171	$4,330	$2,171	$—
Consumer installment loans	125	28	153	—	28
Commercial credit products	46	45	91	44	1
Total delinquent loans	$2,330	$2,244	$4,574	$2,215	$29
Percentage of total loan receivables	2.3%	2.2%	4.5%	2.2%	—%

At December 31, 2023 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing
Credit cards	$2,375	$2,290	$4,665	$2,290	$—
Consumer installment loans	96	23	119	—	23
Commercial credit products	61	40	101	40	—
Total delinquent loans	$2,532	$2,353	$4,885	$2,330	$23
Percentage of total loan receivables	2.5%	2.3%	4.7%	2.3%	—%

Credit Quality Indicators
Our loan receivables portfolio includes both secured and unsecured loans. Secured loan receivables are largely comprised of consumer installment loans secured by equipment. Unsecured loan receivables are largely comprised of our open-ended consumer and commercial revolving credit card loans. As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, including delinquency information, as well as information from credit bureaus relating to the customer’s broader credit performance. We utilize VantageScore credit scores to assist in our assessment of credit quality. VantageScore credit scores are obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three credit score categories: (i) 651 or higher, which are considered the strongest credits; (ii) 591 to 650, considered moderate credit risk; and (iii) 590 or less, which are considered weaker credits. There are certain customer accounts, including for our commercial credit products, for which a VantageScore credit score may not be available where we use alternative sources to assess their credit quality and predict behavior. The following table provides the most recent VantageScore credit scores, or equivalent, available for our revolving credit card and commercial credit product customers at June 30, 2024, December 31, 2023 and June 30, 2023, respectively, as a percentage of each class of loan receivable. The table below excludes 0.3%, 0.3% and 0.4% of our total loan receivables balance for our credit cards and commercial credit products at each of June 30, 2024, December 31, 2023 and June 30, 2023, respectively, which represents those customer accounts for which a VantageScore credit score, or equivalent, is not available.

	June 30, 2024			December 31, 2023			June 30, 2023
	651 or	591 to	590 or	651 or	591 to	590 or	651 or	591 to	590 or
	higher	650	less	higher	650	less	higher	650	less
Credit cards	73%	19%	8%	72%	19%	9%	74%	19%	7%
Commercial credit products	84%	7%	9%	83%	10%	7%	87%	7%	6%
Consumer Installment Loans
Delinquency trends are the primary credit quality indicator for our consumer installment loans, which we use to monitor credit quality and risk within the portfolio. The tables below include information on our consumer installment loans by origination year. The amounts for the current year period include information related to loan receivables associated with the Ally Lending acquisition. See Note 3. Acquisitions and Dispositions for additional information.
Consumer Installment Loans by Origination Year

	By origination year
At June 30, 2024 ($ in millions)	2024	2023	2022	2021	2020	Prior	Total
Amortized cost basis	$1,687	$2,270	$1,264	$553	$239	$59	$6,072
30-89 days delinquent	20	48	34	15	6	2	125
90 or more days delinquent	4	11	9	3	1	—	28

	By origination year
At December 31, 2023 ($ in millions)	2023	2022	2021	2020	2019	Prior	Total
Amortized cost basis	$2,097	$931	$541	$312	$69	$27	$3,977
30-89 days delinquent	44	25	15	9	2	1	96
90 or more days delinquent	11	6	4	2	—	—	23

Gross Charge-offs for Consumer Installment Loans by Origination Year

	By origination year
For the six months ended ($ in millions)	2024	2023	2022	2021	2020	Prior	Total
June 30, 2024	5	97	59	24	9	3	197
June 30, 2023	—	6	47	21	11	4	89

Loan Modifications to Borrowers Experiencing Financial Difficulty
The Company adopted ASU 2022-02 at January 1, 2023 on a modified retrospective basis through a cumulative adjustment to retained earnings. The new guidance is applicable for all loans modified to borrowers experiencing financial difficulties since January 1, 2023. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies - Allowance for Credit Losses - Loan Modifications to Borrowers Experiencing Financial Difficulty within our 2023 Form 10-K for additional information on our significant accounting policies related to loan modifications to borrowers experiencing financial difficulty.
The following table provides information on our loan modifications made to borrowers experiencing financial difficulty during the periods presented, which do not include loans that are classified as loan receivables held for sale:

Three months ended June 30	2024		2023
($ in millions)	Amount	% of Total Class of Loan Receivables	Amount	% of Total Class of Loan Receivables
Long-term modifications
Credit cards	$409	0.4%	$345	0.4%
Consumer installment loans	—	—%	—	—%
Commercial credit products	2	0.1%	2	0.1%
Short-term modifications
Credit cards	226	0.2%	138	0.2%
Consumer installment loans	—	—%	—	—%
Commercial credit products	1	—%	—	—%
Total	$638	0.6%	$485	0.5%

Six months ended June 30	2024		2023
($ in millions)	Amount	% of Total Class of Loan Receivables	Amount	% of Total Class of Loan Receivables
Long-term modifications
Credit cards	$880	0.9%	$722	0.8%
Consumer installment loans	—	—%	—	—%
Commercial credit products	4	0.2%	3	0.2%
Short-term modifications
Credit cards	473	0.5%	277	0.3%
Consumer installment loans	—	—%	—	—%
Commercial credit products	1	—%	—	—%
Total	$1,358	1.3%	$1,002	1.1%
Financial Effects of Loan Modifications to Borrowers Experiencing Financial Difficulty
As part of our loan modifications to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. For long-term modifications made in the three and six months ended June 30, 2024, the financial effect of these modifications reduced the weighted-average interest rates by 97% for both periods, respectively. For long-term modifications made in the three and six months ended June 30, 2023, the financial effect of these modifications reduced the weighted-average interest rates by 96% and 97%, respectively. For short-term modifications made in the three and six months ended June 30, 2024, unpaid balances of $15 million and $114 million, respectively, were forgiven. For short-term modifications made in the three and six months ended June 30, 2023, unpaid balances of $10 million and $67 million, respectively, were forgiven.

Performance of Loans Modified to Borrowers Experiencing Financial Difficulty
The following tables provide information on the performance of loans modified to borrowers experiencing financial difficulty which have been modified within the previous 12 months and remain in a modification program at June 30, 2024. For the comparative period, amounts represent loans that were modified subsequent to January 1, 2023 and remained in a modification program at June 30, 2023:

	Amortized cost basis
At June 30, 2024 ($ in millions)	Current	30-89 days delinquent	90 or more days delinquent	Total past due(a)
Long-term modifications
Credit cards	$993	$157	$133	$290
Consumer installment loans	—	—	—	—
Commercial credit products	3	1	1	2
Short-term modifications
Credit cards	67	36	45	81
Consumer installment loans	—	—	—	—
Commercial credit products	—	—	—	—
Total delinquent modified loans	$1,063	$194	$179	$373
Percentage of total loan receivables	1.0%	0.2%	0.2%	0.4%

	Amortized cost basis
At June 30, 2023 ($ in millions)	Current	30-89 days delinquent	90 or more days delinquent	Total past due(a)
Long-term modifications
Credit cards	$435	$109	$94	$203
Consumer installment loans	—	—	—	—
Commercial credit products	1	—	1	1
Short-term modifications
Credit cards	41	24	27	51
Consumer installment loans	—	—	—	—
Commercial credit products	—	—	—	—
Total delinquent modified loans	$477	$133	$122	$255
Percentage of total loan receivables	0.5%	0.1%	0.1%	0.3%
___________________
(a)    Once a loan has been modified, it only returns to current status (re-aged) after three consecutive monthly program payments are received post the modification date.
Payment Defaults
The following table presents the type, number and amount of loans to borrowers experiencing financial difficulty that enrolled in a long-term modification program within the previous 12 months from June 30, 2024, or between January 1, 2023 and June 30, 2023 for the comparative period, and experienced a payment default and charged-off during the period presented:

Three months ended June 30	2024		2023
($ in millions, accounts in thousands)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	34	$96	18	$38
Consumer installment loans	—	—	—	—
Commercial credit products	1	1	—	—
Total	35	$97	18	$38

Six months ended June 30	2024		2023
($ in millions, accounts in thousands)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	81	$214	20	$45
Consumer installment loans	—	—	—	—
Commercial credit products	1	2	—	—
Total	82	$216	20	$45
Of the loans modified to borrowers experiencing financial difficulty that enrolled in a short-term modification program within the previous 12 months from June 30, 2024, or between January 1, 2023 and June 30, 2023 for the comparative period, 56% and 43% had fully completed all required payments and successfully exited the program during the six months ended June 30, 2024 and 2023, respectively.
Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and by applying the same credit standards for all of our credit products. Unused credit card lines available to our customers totaled approximately $431 billion and $427 billion at June 30, 2024 and December 31, 2023, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.
Interest Income by Product
The following table provides additional information about our interest and fees on loans, including merchant discounts, from our loan receivables, including held for sale:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Credit cards(a)	$5,013	$4,679	$10,109	$9,176
Consumer installment loans	243	94	392	177
Commercial credit products	43	36	88	70
Other	2	3	5	5
Total(b)	$5,301	$4,812	$10,594	$9,428
_______________________
(a)Interest income on credit cards that was reversed related to accrued interest receivables written off was $595 million and $433 million for the three months ended June 30, 2024 and 2023, respectively, and $1.2 billion and $848 million for the six months ended June 30, 2024 and 2023, respectively.
(b)Deferred merchant discounts to be recognized in interest income at both June 30, 2024 and December 31, 2023, was $1.9 billion, respectively, which are included in Accrued expenses and other liabilities in our Condensed Consolidated Statement of Financial Position.

NOTE 6.    VARIABLE INTEREST ENTITIES
We use VIEs to securitize loan receivables and arrange asset-backed financing in the ordinary course of business. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE and we did not provide non-contractual support for previously transferred loan receivables to any of these VIEs in the three and six months ended June 30, 2024 and 2023. Our VIEs are able to accept new loan receivables and arrange new asset-backed financings, consistent with the requirements and limitations on such activities placed on the VIE by existing investors. Once an account has been designated to a VIE, the contractual arrangements we have require all existing and future loan receivables originated under such account to be transferred to the VIE. The amount of loan receivables held by our VIEs in excess of the minimum amount required under the asset-backed financing arrangements with investors may be removed by us under removal of accounts provisions. All loan receivables held by a VIE are subject to claims of third-party investors.
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

The table below summarizes the assets and liabilities of our consolidated securitization VIEs described above:

($ in millions)	June 30, 2024	December 31, 2023
Assets
Loan receivables, net(a)	$18,292	$19,537
Other assets(b)	46	47
Total	$18,338	$19,584

Liabilities
Borrowings	$7,517	$7,267
Other liabilities	28	31
Total	$7,545	$7,298
_______________________
(a)    Includes $1.8 billion and $1.9 billion of related allowance for credit losses resulting in gross restricted loans of $20.1 billion and $21.4 billion at June 30, 2024 and December 31, 2023, respectively.
(b)    Includes $43 million and $45 million of segregated funds held by the VIEs at June 30, 2024 and December 31, 2023, respectively, which are classified as restricted cash and equivalents and included as a component of Other assets in our Condensed Consolidated Statements of Financial Position.
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
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $1.0 billion and $1.0 billion for the three months ended June 30 2024 and 2023, respectively. Related expenses consisted primarily of provision for credit losses of $257 million and $244 million for the three months ended June 30 2024 and 2023, respectively, and interest expense of $110 million and $78 million for the three months ended June 30 2024 and 2023, respectively.
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $2.0 billion and $1.9 billion for the six months ended June 30, 2024 and 2023, respectively. Related expenses consisted primarily of provision for credit losses of $422 million and $364 million for the six months ended June 30, 2024 and 2023, respectively, and interest expense of $215 million and $155 million for the six months ended June 30, 2024 and 2023, respectively. These amounts do not include intercompany transactions, principally fees and interest, which are eliminated in our condensed consolidated financial statements.
Non-consolidated VIEs
As part of our community reinvestment initiatives, we invest in affordable housing properties and receive affordable housing tax credits for these investments. These investments included in our Condensed Consolidated Statement of Financial Position totaled $749 million and $736 million at June 30, 2024 and December 31, 2023, respectively, and represents our total exposure for these entities.
For the three months ended June 30, 2024 and 2023, we recognized amortization expense of $24 million and $15 million, respectively, and tax credits and other tax benefits of $28 million and $24 million, respectively, associated with investments in affordable housing properties within income tax expense or benefit. For the six months ended June 30, 2024 and 2023, we recognized amortization expense of $47 million and $35 million, respectively, and tax credits and other tax benefits of $56 million and $47 million, respectively, associated with investments in affordable housing properties within income tax expense or benefit.
Our other investments in non-consolidated VIEs, totaled $269 million and $252 million at June 30, 2024 and December 31, 2023, respectively. At June 30, 2024, the Company also had investment commitments of $215 million related to these investments.

NOTE 7.    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill

($ in millions)	2024
Balance at January 1	$1,018
Change in amounts allocated to disposition of business(a)	4
Goodwill recognized upon acquisition	252
Balance at June 30	$1,274
_____________
(a)    The change in the six months ended June 30, 2024 was based upon the carrying amount of net assets of Pets Best and the final valuation of consideration received at closing.
Intangible Assets

	June 30, 2024			December 31, 2023
($ in millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Capitalized software	$2,123	$(1,410)	$713	$2,065	$(1,302)	$763
Other	191	(128)	63	204	(152)	52
Total	$2,314	$(1,538)	$776	$2,269	$(1,454)	$815
During the six months ended June 30, 2024, we recorded additions to intangible assets subject to amortization of $121 million, primarily related to capitalized software expenditures, as well as intangible assets of $18 million related to the Ally Lending acquisition. See Note 3. Acquisitions and Dispositions for additional information.
Amortization expense was $80 million and $72 million for the three months ended June 30, 2024 and 2023, respectively, and $160 million and $142 million for the six months ended June 30, 2024 and 2023, respectively, and is included as a component of Other expense in our Condensed Consolidated Statements of Earnings.

NOTE 8.    DEPOSITS

	June 30, 2024		December 31, 2023
($ in millions)	Amount	Average rate(a)	Amount	Average rate(a)
Interest-bearing deposits	$82,708	4.7%	$80,789	3.9%
Non-interest-bearing deposits	392	—	364	—
Total deposits	$83,100		$81,153
____________________
(a)Based on interest expense for the six months ended June 30, 2024 and the year ended December 31, 2023 and average deposits balances.
At June 30, 2024 and December 31, 2023, interest-bearing deposits included $10.6 billion and $10.0 billion, respectively, of certificates of deposit that exceeded applicable FDIC insurance limits, which are generally $250,000 per depositor for each account ownership category. These amounts include partially insured certificates of deposit.
At June 30, 2024, our interest-bearing time deposits maturing for the remainder of 2024 and over the next four years and thereafter were as follows:

($ in millions)	2024	2025	2026	2027	2028	Thereafter
Deposits	$16,191	$25,173	$1,973	$2,774	$1,478	$558
The above maturity table excludes $30.4 billion of demand deposits with no defined maturity, of which $28.4 billion are savings accounts. In addition, at June 30, 2024, we had $4.2 billion of broker network deposit sweeps procured through a program arranger who channels brokerage account deposits to us that are also excluded from the above maturity table. Unless extended, the contracts associated with these broker network deposit sweeps will terminate between 2025 and 2026.

NOTE 9.    BORROWINGS

	June 30, 2024				December 31, 2023
($ in millions)	Maturity date	Interest Rate	Weighted average interest rate	Outstanding Amount(a)(b)	Outstanding Amount(a)(b)
Borrowings of consolidated securitization entities:
Fixed securitized borrowings	2025 - 2027	3.37% - 5.74%	4.69%	$4,167	$3,417
Floating securitized borrowings	2024 - 2027	6.07% - 6.30%	6.15%	3,350	3,850
Total borrowings of consolidated securitization entities			5.34%	7,517	7,267

Senior unsecured notes:
Synchrony Financial senior unsecured notes:
Fixed senior unsecured notes	2024 - 2031	2.87% - 5.15%	4.20%	5,884	6,480

Synchrony Bank senior unsecured notes:
Fixed senior unsecured notes	2025 - 2027	5.40% - 5.63%	5.49%	1,495	1,494
Total senior unsecured notes			4.46%	7,379	7,974

Subordinated unsecured notes:
Synchrony Financial subordinated unsecured notes:
Fixed subordinated unsecured notes	2033	7.25%	7.25%	741	741
Total senior and subordinated unsecured notes			4.72%	8,120	8,715

Total borrowings				$15,637	$15,982
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
Debt Maturities
The following table summarizes the maturities of the principal amount of our borrowings of consolidated securitization entities and senior and subordinated unsecured notes for the remainder of 2024 and over the next four years and thereafter:

($ in millions)	2024	2025	2026	2027	2028	Thereafter
Borrowings	$1,975	$5,650	$3,250	$2,650	$—	$2,150
Additional Sources of Liquidity
We have undrawn committed capacity under certain credit facilities, primarily related to our securitization programs and also have access to the Federal Reserve discount window.
At June 30, 2024 and December 31, 2023, we had an aggregate of $2.5 billion of undrawn committed capacity under our securitization financings, subject to customary borrowing conditions, from private lenders under our securitization programs, and an aggregate of $0.5 billion of undrawn committed capacity under our unsecured revolving credit facility with private lenders.
At June 30, 2024 and December 31, 2023, we had $10.2 billion and $10.4 billion, respectively, in undrawn Federal Reserve discount window borrowing capacity based on the amount and type of assets pledged.

NOTE 10.    FAIR VALUE MEASUREMENTS
For a description of how we estimate fair value, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies in our 2023 annual consolidated financial statements within our 2023 Form 10-K. The following tables present our assets and liabilities measured at fair value on a recurring basis.
Recurring Fair Value Measurements

At June 30, 2024 ($ in millions)	Level 1	Level 2	Level 3	Total(a)
Assets
Debt securities
U.S. government and federal agency	$—	$1,108	$—	$1,108
State and municipal	—	—	17	17
Residential mortgage-backed	—	321	—	321
Asset-backed	—	1,239	—	1,239
Other	—	—	8	8
Other(b)	30	—	9	39
Total	$30	$2,668	$34	$2,732

Liabilities
Other(c)	—	—	10	10
Total	$—	$—	$10	$10

At December 31, 2023 ($ in millions)
Assets
Debt securities
U.S. government and federal agency	$—	$2,264	$—	$2,264
State and municipal	—	—	10	10
Residential mortgage-backed	—	354	—	354
Asset-backed	—	1,162	—	1,162
Other	—	—	8	8
Other(b)	14	—	10	24
Total	$14	$3,780	$28	$3,822

Liabilities
Other(c)	—	—	$4	$4
Total	$—	$—	$4	$4
_______________________
(a)    For the six months ended June 30, 2024 and 2023, there were no fair value measurements transferred between levels.
(b)    Other is primarily comprised of equity investments measured at fair value, which are included in Other assets in our Condensed Consolidated Statement of Financial Position, as well as certain financial assets for which we have elected the fair value option which are included in Loan receivables in our Condensed Consolidated Statement of Financial Position.
(c)    Other includes certain financial liabilities for which we have elected the fair value option. These liabilities are included in Accrued expenses and other liabilities in our Condensed Consolidated Statement of Financial Position.
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

The changes in our Level 3 assets and liabilities that are measured on a recurring basis for the three and six months ended June 30, 2024 and 2023, respectively, were not material.
Financial Assets and Financial Liabilities Carried at Other Than Fair Value

	Carrying	Corresponding fair value amount
At June 30, 2024 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$18,632	$18,632	$18,632	$—	$—
Other assets(a)(b)	$48	$48	$48	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$91,293	$103,970	$—	$—	$103,970

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$83,100	$83,046	$—	$83,046	$—
Borrowings of consolidated securitization entities	$7,517	$7,501	$—	$4,147	$3,354
Senior and subordinated unsecured notes	$8,120	$7,841	$—	$7,841	$—

	Carrying	Corresponding fair value amount
At December 31, 2023 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$14,259	$14,259	$14,259	$—	$—
Other assets(a)(b)	$50	$50	$50	$—	$—
Assets held for sale(d)	$112	$112	$112	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$92,407	$104,761	$—	$—	$104,761

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$81,153	$80,935	$—	$80,935	$—
Borrowings of consolidated securitization entities	$7,267	$7,250	$—	$3,411	$3,839
Senior and subordinated unsecured notes	$8,715	$8,423	$—	$8,423	$—
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
(d)    Includes $19 million of cash and equivalents and $93 million of restricted cash and equivalents.

Equity Securities Without Readily Determinable Fair Values

	Three months ended		Six months ended
At or for the periods ended June 30 ($ in millions)	2024	2023	2024	2023
Carrying value(a)	$273	$255	$273	$255
Upward adjustments(b)	—	—	—	—
Downward adjustments(b)	(2)	(1)	(2)	(1)
_______________________
(a)    Carrying value reflects cumulative purchases and sales in addition to upward and downward carrying value changes, and at December 31, 2023 was $270 million.
(b)    Between January 1, 2018 and June 30, 2024, cumulative upward and downward carrying value adjustments were $205 million and $(16) million, respectively.
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
At June 30, 2024 and December 31, 2023, Synchrony Financial met all applicable requirements to be deemed well-capitalized pursuant to Federal Reserve Board regulations. At June 30, 2024 and December 31, 2023, the Bank also met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. There are no conditions or events subsequent to June 30, 2024 that management believes have changed the Company's or the Bank’s capital category.

The actual capital amounts, ratios and the applicable required minimums of the Company and the Bank are as follows:
Synchrony Financial

At June 30, 2024 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)
Total risk-based capital	$16,438	15.8%	$8,297	8.0%
Tier 1 risk-based capital	$14,290	13.8%	$6,223	6.0%
Tier 1 leverage	$14,290	12.0%	$4,745	4.0%
Common equity Tier 1 Capital	$13,068	12.6%	$4,667	4.5%

At December 31, 2023 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)
Total risk-based capital	$15,464	14.9%	$8,277	8.0%
Tier 1 risk-based capital	$13,334	12.9%	$6,208	6.0%
Tier 1 leverage	$13,334	11.7%	$4,563	4.0%
Common equity Tier 1 Capital	$12,600	12.2%	$4,656	4.5%
Synchrony Bank

At June 30, 2024 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio
Total risk-based capital	$15,072	15.3%	$7,884	8.0%	$9,855	10.0%
Tier 1 risk-based capital	$12,984	13.2%	$5,913	6.0%	$7,884	8.0%
Tier 1 leverage	$12,984	11.6%	$4,484	4.0%	$5,605	5.0%
Common equity Tier I capital	$12,984	13.2%	$4,435	4.5%	$6,406	6.5%

At December 31, 2023 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio
Total risk-based capital	$14,943	15.3%	$7,822	8.0%	$9,778	10.0%
Tier 1 risk-based capital	$12,880	13.2%	$5,867	6.0%	$7,822	8.0%
Tier 1 leverage	$12,880	12.0%	$4,302	4.0%	$5,377	5.0%
Common equity Tier I capital	$12,880	13.2%	$4,400	4.5%	$6,356	6.5%
_______________________
(a)Capital ratios are calculated based on the Basel III Standardized Approach rules. Capital amounts and ratios at June 30, 2024 and at December 31, 2023 in the above tables reflect the applicable CECL regulatory capital transition adjustment.
(b)At June 30, 2024 and at December 31, 2023, Synchrony Financial and the Bank also must maintain a capital conservation buffer of common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 2.5 percentage points to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.
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
The following table presents the calculation of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2024	2023	2024	2023
Net earnings	$643	$569	$1,936	$1,170
Preferred stock dividends	(19)	(10)	$(30)	$(21)
Net earnings available to common stockholders	$624	$559	$1,906	$1,149

Weighted average common shares outstanding, basic	399.3	422.7	402.0	$418.9
Effect of dilutive securities	3.3	1.5	3.4	$2.2
Weighted average common shares outstanding, dilutive	402.6	424.2	$405.4	$421.1

Earnings per basic common share	$1.56	$1.32	$4.74	$2.74
Earnings per diluted common share	$1.55	$1.32	$4.70	$2.73
We have issued certain stock-based awards under the Synchrony Financial 2014 Long-Term Incentive Plan. A total of zero shares and 6 million shares for the three months ended June 30, 2024 and 2023, respectively, and 1 million and 5 million shares for the six months ended June 30, 2024 and 2023, respectively, related to these awards, were considered anti-dilutive and therefore were excluded from the computation of diluted earnings per common share.
NOTE 13.    EQUITY AND OTHER STOCK RELATED INFORMATION
Preferred Stock
The following table summarizes the Company's preferred stock issued and outstanding at June 30, 2024 and December 31, 2023.

Series	Issuance Date	Redeemable by Issuer Beginning	Per Annum Dividend Rate	Liquidation Preference per Share	Total Shares Outstanding	June 30, 2024	December 31, 2023
($ in millions, except per share data)
Series A(a)	November 14, 2019	November 15, 2024	5.625%	$1,000	750,000	$734	$734
Series B(a)	February 23, 2024	May 15, 2029	8.25%(b)	$1,000	500,000	$488	$—
						$1,222	$734
_______________________
(a)Issued as depositary shares, each representing a 1/40th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable quarterly on February 15, May 15, August 15 and November 15 of each calendar year at a fixed rate, in each case when, as and if declared by the Board of Directors.
(b)Through May 14, 2029; resets May 15, 2029 and each date falling on the fifth anniversary at 5-Year Treasury Rate plus 4.044%.

NOTE 14.    INCOME TAXES
Unrecognized Tax Benefits

($ in millions)	June 30, 2024	December 31, 2023
Unrecognized tax benefits, excluding related interest expense and penalties(a)	$242	$230
Portion that, if recognized, would reduce tax expense and effective tax rate(b)	$191	$182
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
The following table presents the approximate net interest income impacts forecasted over the next twelve months from an immediate and parallel change in interest rates affecting all interest rate sensitive assets and liabilities at June 30, 2024.

Basis Point Change	At June 30, 2024
($ in millions)
-100 basis points	$(199)
+100 basis points	$31
For a more detailed discussion of our exposure to market risk, refer to “Management's Discussion and Analysis—Quantitative and Qualitative Disclosures about Market Risk” in our 2023 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), and based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

No change in internal control over financial reporting occurred during the fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding purchases of our common stock primarily related to our share repurchase program that were made by us or on our behalf during the three months ended June 30, 2024.

($ in millions, except per share data)	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs(b)(c)
April 1 - 30, 2024	16,573	$41.76	—	$1,300.0
May 1 - 31, 2024	4,636,196	43.65	4,635,920	1,097.6
June 1 - 30, 2024	2,262,488	43.16	2,262,299	1,000.0
Total	6,915,257	$43.49	6,898,219	$1,000.0
_______________________
(a)Includes 16,573 shares, 276 shares and 189 shares withheld in April, May and June, respectively, to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying performance stock awards, restricted stock awards or upon the exercise of stock options.
(b)Amounts exclude commission costs.
(c)In April 2024 the Board of Directors approved an incremental share repurchase program of up to $1.0 billion through June 30, 2025.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Trading Plans
On May 20, 2024, Brian J. Wenzel, Sr., Executive Vice President and Chief Financial Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Wenzel’s plan covers the sale of an aggregate amount of 74,698 of the Company’s securities, and will terminate on September 30, 2024, or an earlier date under certain circumstances specified under the terms of the plan, including if all trades are executed or all orders related to the trades under the plan expire. During the three months ended June 30, 2024, no other director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Synchrony Financial (incorporated by reference to Exhibit 3.1 of Form 8-K filed by Synchrony Financial on June 13, 2024 (No. 001-36560))
3.2	Amended and Restated Bylaws of Synchrony Financial (incorporated by reference to Exhibit 3.1 of Form 8-K filed by Synchrony Financial on November 1, 2016 (No. 001-36560))
10.1	Synchrony Financial 2024 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed by Synchrony Financial on June 13, 2024 (No. 001-36560))
10.2*	Form of agreement for awards of Restricted Stock units under the Synchrony Financial 2024 Long-Term Incentive Plan to directors
10.3*	Form of agreement for awards of Restricted Stock Units under the Synchrony Financial 2024 Long-Term Incentive Plan
10.4*	Form of agreement for awards of Performance Share Units under the Synchrony Financial 2024 Long-Term Incentive Plan
31(a)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
31(b)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
32*	Certification Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included as Exhibit 101)
______________________
*Filed electronically herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synchrony Financial
(Registrant)

July 19, 2024	/s/ Brian J. Wenzel Sr.
Date	Brian J. Wenzel Sr. Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)