Form 10-Q
period 2024-09-30
Synchrony Financial
filed 2024-10-23
CIK 1601712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 18, 2024 was 389,344,383.

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

Cautionary Note Regarding Forward-Looking Statements:
Various statements in this Quarterly Report on Form 10-Q may contain “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “targets,” “outlook,” “estimates,” “will,” “should,” “may,” "aim," “focus,” “confident,” “trajectory,” or words of similar meaning, but these words are not the exclusive means of identifying forward-looking statements.
Forward-looking statements are based on management’s current expectations and assumptions, and are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, actual results could differ materially from those indicated in these forward-looking statements. Factors that could cause actual results to differ materially include global political, economic, business, competitive, market, regulatory and other factors and risks, such as: the impact of macroeconomic conditions and whether industry trends we have identified develop as anticipated; retaining existing partners and attracting new partners, concentration of our revenue in a small number of partners, and promotion and support of our products by our partners; cyber-attacks or other security incidents or breaches; disruptions in the operations of our and our outsourced partners' computer systems and data centers; the financial performance of our partners; the Consumer Financial Protection Bureau’s ("CFPB") final rule on credit card late fees, including the timing for resolution and outcome of the litigation challenging the final rule, as well as changes to consumer behaviors in response to the final rule, if implemented, and the product, policy and pricing changes that have been or will be implemented to mitigate the impacts of the final rule; the sufficiency of our allowance for credit losses and the accuracy of the assumptions or estimates used in preparing our financial statements, including those related to the CECL accounting guidance; higher borrowing costs and adverse financial market conditions impacting our funding and liquidity, and any reduction in our credit ratings; our ability to grow our deposits in the future; damage to our reputation; our ability to securitize our loan receivables, occurrence of an early amortization of our securitization facilities, loss of the right to service or subservice our securitized loan receivables, and lower payment rates on our securitized loan receivables; changes in market interest rates and the impact of any margin compression; effectiveness of our risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, and our ability to manage our credit risk; our ability to offset increases in our costs in retailer share arrangements; competition in the consumer finance industry; our concentration in the U.S. consumer credit market; our ability to successfully develop and commercialize new or enhanced products and services; our ability to realize the value of acquisitions, dispositions and strategic investments; reductions in interchange fees; fraudulent activity; failure of third-parties to provide various services that are important to our operations; international risks and compliance and regulatory risks and costs associated with international operations; alleged infringement of intellectual property rights of others and our ability to protect our intellectual property; litigation and regulatory actions; our ability to attract, retain and motivate key officers and employees; tax legislation initiatives or challenges to our tax positions and/or interpretations, and state sales tax rules and regulations; regulation, supervision, examination and enforcement of our business by governmental authorities, the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and other legislative and regulatory developments and the impact of the CFPB's regulation of our business, including new requirements and constraints that Synchrony and the Bank are or will become subject to as a result of having $100 billion or more in total assets; impact of capital adequacy rules and liquidity requirements; restrictions that limit our ability to pay dividends and repurchase our common stock, and restrictions that limit the Bank’s ability to pay dividends to us; regulations relating to privacy, information security and data protection; use of third-party vendors and ongoing third-party business relationships; and failure to comply with anti-money laundering and anti-terrorism financing laws.
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
Introduction and Business Overview
____________________________________________________________________________________________
We are a premier consumer financial services company delivering one of the industry's most complete, digitally-enabled product suites. Our experience, expertise and scale encompass a broad spectrum of industries including digital, health and wellness, retail, telecommunications, home, auto, outdoor, pet and more. We have an established and diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” For the three and nine months ended September 30, 2024, we financed $45.0 billion and $134.2 billion of purchase volume, respectively, and had 70.4 million and 71.1 million average active accounts, respectively, and at September 30, 2024, we had $102.2 billion of loan receivables.
We offer our credit products primarily through our wholly-owned subsidiary, the Bank. In addition, through the Bank, we offer, directly to retail, affinity relationships and commercial customers, a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”), including certificates of deposit, individual retirement accounts (“IRAs”), money market accounts, savings accounts and sweep and affinity deposits. We also take deposits at the Bank through third-party securities brokerage firms that offer our FDIC-insured deposit products to their customers. We have significantly expanded our online direct banking operations in recent years and our deposit base has continued to serve as a source of stable and diversified low cost funding for our credit activities. At September 30, 2024, we had $82.3 billion in deposits, which represented 84% of our total funding sources.
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
The following table sets forth each credit product by type and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at September 30, 2024.

		Promotional Offer
Credit Product	Standard Terms Only	Deferred Interest	Other Promotional	Total
Credit cards	59.2%	18.5%	14.3%	92.0%
Commercial credit products	1.8	—	0.1	1.9
Consumer installment loans	—	0.2	5.8	6.0
Other	0.1	—	—	0.1
Total	61.1%	18.7%	20.2%	100.0%
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
•Dual Cards and General Purpose Co-Branded Cards. Our patented Dual Cards are credit cards that function as private label credit cards when used to purchase goods and services from our partners, and as general purpose credit cards when used to make purchases from other retailers wherever cards from those card networks are accepted or for cash advance transactions. We also offer general purpose co-branded credit cards that do not function as private label credit cards, as well as a Synchrony-branded general purpose credit card. Dual Cards and general purpose co-branded credit cards are offered across all of our sales platforms and credit is typically extended on standard terms only. We offer either Dual Cards or general purpose co-branded credit cards through over 15 of our large partners, of which the majority are Dual Cards, as well as our CareCredit Dual Card. Consumer Dual Cards and Co-Branded cards totaled 26% of our total loan receivables portfolio at September 30, 2024.
Commercial Credit Products
We offer private label cards and Dual Cards for commercial customers that are similar to our consumer offerings. We also offer a commercial pay-in-full accounts receivable product to a wide range of business customers.
Installment Loans
We originate secured installment loans to consumers (and a limited number of commercial customers) in the United States, primarily for power products in our Outdoor market (motorcycles, ATVs and lawn and garden). We also offer unsecured installment loans primarily in our Home and Auto and Health and Wellness sales platforms and through our various other installment products, such as our Synchrony Pay Later solutions, including pay monthly and pay in 4 products, for short-term loans. Installment loans are closed-end credit accounts where the customer pays down the outstanding balance in installments. Installment loans are generally assessed periodic finance charges using fixed interest rates. Installment loans at September 30, 2024 include loan receivables related to Ally Financial Inc.'s point of sale financing business, ("Ally Lending") that was acquired in March 2024.

Business Trends and Conditions
____________________________________________________________________________________________
We believe our business and results of operations will be impacted in the future by various trends and conditions. For a discussion of certain trends and conditions, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Trends and Conditions” in our 2023 Form 10-K. For a discussion of how certain trends and conditions impacted the three and nine months ended September 30, 2024, see “—Results of Operations.”
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
Due to the pending litigation discussed above, which has resulted in a delay in the final rule’s effective date, it remains uncertain whether the final rule will become effective in 2024. As a result, the magnitude of the adverse effects to our results of operations in 2024 also remains uncertain.
In anticipation that the final rule will become effective, we are in the process of implementing a number of product, policy and pricing changes to adjust for the significant reduction in our late fee income. The effects of these changes have started to be reflected in our Consolidated Statement of Income for the three and nine months ended September 30, 2024.
While we continue to believe that over time, the strategies we have identified and are in the process of implementing will fully offset the decline in late fee income resulting from an effective final rule, it may take time for such product, policy and pricing changes to offset the expected reduction in late fees. In addition, we expect that upon the final rule becoming effective, the combined net effects of the final rule and our mitigating strategies would result in a decrease in payments to partners pursuant to our retailer share arrangements. However, the effects of the final rule are also subject to other factors that could increase the adverse effects to our results of operations, including our ability to successfully implement the product, policy and pricing changes we have identified, as well as any potential changes in consumer behavior in response to these changes or the final rule itself.
For a discussion of risks related to a CFPB final late fee rule, please see “—Risk Factors Relating to our Business—The CFPB’s proposed rule on credit card late fees, if adopted, would materially adversely affect our business and results of operations”, in our 2023 Form 10-K.
Growth in loan receivables and interest income.
During the three months ended September 30, 2024, we experienced a decrease in purchase volume of 4.3% compared to the prior year period, primarily driven by lower consumer spending and the impacts from credit actions we have taken across our portfolio where we have seen indications of higher probability of default. We expect these same factors to now result in a low single digit decrease in purchase volume for the year ending December 31, 2024. As a result, while we still anticipate loan receivables to increase for the remainder of 2024, we expect the rate of growth to moderate.
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
In addition to the seasonal variance in loan receivables discussed above, we also typically experience a seasonal increase in delinquency rates and delinquent loan receivables balances during the third and fourth quarters of each year due to lower customer payment rates, resulting in higher net charge-off rates in the first half of the calendar year. Our delinquency rates and delinquent loan receivables balances typically decrease during the subsequent first and second quarters as customers begin to pay down their loan balances and return to current status, resulting in lower net charge-off rates in the second half of the calendar year. Because customers who were delinquent during the fourth quarter of a calendar year have a higher probability of returning to current status when compared to customers who are delinquent at the end of each of our interim reporting periods, we expect that a higher proportion of delinquent accounts outstanding at an interim period end will result in charge-offs, as compared to delinquent accounts outstanding at a year end. Consistent with this historical experience, we generally experience a higher allowance for credit losses as a percentage of total loan receivables at the end of an interim period, as compared to the end of a calendar year. In addition, even in instances of improving credit metrics such as declining past due amounts, we may experience an increase in our allowance for credit losses at an interim period end compared to the prior year end, reflecting these same seasonal trends.
However, in addition to these seasonal trends, the moderation in customer payment behavior from the previously elevated levels we experienced in recent periods, has also significantly impacted our key financial metrics, such as our net charge-off rate, and also the fluctuations experienced between quarterly periods. The effects from these changes in customer payment behavior have resulted and may continue to result in either partial, or in some instances full, offset to the impact from the ongoing seasonal trends discussed above.

Results of Operations
____________________________________________________________________________________________
Highlights for the Three and Nine Months Ended September 30, 2024
Below are highlights of our performance for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, as applicable, except as otherwise noted.
•Net earnings increased to $789 million from $628 million and to $2.7 billion from $1.8 billion for the three and nine months ended September 30, 2024. The increase in the three months ended September 30, 2024 was primarily driven by higher net interest income and lower retailer share arrangements, partially offset by an increase in provision for credit losses. The increase in the nine months ended September 30, 2024 was primarily driven by the after-tax gain on sale related to Pets Best of $802 million, as well as the same trends experienced in the three months ended September 30, 2024.
•Loan receivables increased 4.4% to $102.2 billion at September 30, 2024 compared to $97.9 billion at September 30, 2023, primarily driven by lower customer payment rates and the completion of the Ally Lending acquisition, partially offset by lower purchase volume.
•Net interest income increased 5.7% to $4.6 billion and 7.1% to $13.4 billion for the three and nine months ended September 30, 2024, respectively. Interest and fees on loans increased 7.2% and 10.5% for the three and nine months ended September 30, 2024, respectively, primarily driven by growth in average loan receivables, the impact of our product, pricing and policy changes and lower payment rate, partially offset by higher reversals. For the three and nine months ended September 30, 2024, interest expense increased 18.5% and 33.8%, respectively, due to higher benchmark rates and higher interest-bearing liabilities.
•Retailer share arrangements decreased 6.6% to $914 million and 10.6% to $2.5 billion for the three and nine months ended September 30, 2024, respectively, primarily due to higher net charge-offs.
•Over-30 day loan delinquencies as a percentage of period-end loan receivables increased 38 basis points to 4.78% at September 30, 2024 compared to September 30, 2023. The net charge-off rate increased 146 basis points to 6.06% and increased 164 basis points to 6.26% for the three and nine months ended September 30, 2024, respectively.
•Provision for credit losses increased by $109 million, or 7.3%, and $1.0 billion, or 24.3%, for the three and nine months ended September 30, 2024, respectively, primarily driven by higher net charge-offs, partially offset by lower reserve builds. The reserve build in the nine months ended September 30, 2024 included $180 million related to the Ally Lending acquisition. Our allowance coverage ratio (allowance for credit losses as a percentage of period-end loan receivables) increased to 10.79% at September 30, 2024, as compared to 10.40% at September 30, 2023.
•Other income increased by $27 million to $119 million, and by $1.2 billion to $1.4 billion for the three and nine months ended September 30, 2024, respectively. The increase in the three months ended September 30, 2024 was primarily driven by the impact of our product, pricing and policy change related fees, partially offset by the impact of the Pets Best disposition and venture investment gains and losses. The increase in the nine months ended September 30, 2024 was primarily driven by the $1.1 billion gain on sale related to the Pets Best disposition.
•Other expense increased by $35 million, or 3.0%, and $130 million, or 3.8%, for the three and nine months ended September 30, 2024, respectively. The increase in the three and nine months ended September 30, 2024 was primarily driven by costs related to the Ally Lending acquisition, technology investments, and preparatory expenses related to the late fee rule change, partially offset by lower operational losses.
•At September 30, 2024, deposits represented 84% of our total funding sources. Total deposits increased by 1.4% to $82.3 billion at September 30, 2024, compared to December 31, 2023.

•During the nine months ended September 30, 2024, we declared and paid cash dividends totaling $51 million on our Series A 5.625% fixed rate non-cumulative perpetual preferred stock and our Series B 8.250% fixed rate reset non-cumulative perpetual preferred stock.
•During the nine months ended September 30, 2024, we repurchased $900 million of our outstanding common stock, and declared and paid cash dividends of $0.75 per share, or $301 million in the aggregate. In April 2024, the Board of Directors approved an incremental share repurchase program of up to $1.0 billion, through June 30, 2025, and maintained the quarterly dividend at its current amount of $0.25 per common share. At September 30, 2024 we had a total share repurchase authorization of $700 million remaining. For more information, see “Capital—Dividend and Share Repurchases.”
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
2024 Partner Agreements
During the nine months ended September 30, 2024, we continued to expand and diversify our portfolio with the addition or renewal of more than 55 partners, as well as enter new strategic relationships, which included the following:
•In our Home & Auto sales platform, we announced our new partnerships with Bel Furniture and The Carpet Guys and extended our program agreements with Associated Materials, BrandsMart and Jerome's Furniture Warehouse.
•In our Digital sales platform, we announced our new partnership with Virgin Red and extended our program agreement with Cathay Pacific and Verizon.
•In our Health & Wellness sales platform, we expanded our network through our new partnerships with Bond Veterinary, Lakefield Veterinary Group, LaserAway and Western Veterinary and extended our program agreements with Bosley, Innovetive, LCA Vision and SCI. We also launched the integration of our CareCredit card with Pets Best to enable direct insurance claim reimbursement for customers.
•In our Lifestyle sales platform, we announced our new partnerships with BRP and Gibson and extended our program agreements with CF Moto, Daniel's, Dick's Sporting Goods, and EC Barton and Reeds.
•We added two new strategic technology partnerships with Adit Practice Management Software and ServiceTitan, both of which expand access for customers to our suite of credit products.
•We entered into a relationship with Atlanticus Holdings Corporation to deliver a preferred second look financing solution for private label credit cards and installment loan products across our business.

Summary Earnings
The following table sets forth our results of operations for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Interest income	$5,785	$5,354	$16,935	$15,161
Interest expense	1,176	992	3,516	2,628
Net interest income	4,609	4,362	13,419	12,533
Retailer share arrangements	(914)	(979)	(2,488)	(2,783)
Provision for credit losses	1,597	1,488	5,172	4,161
Net interest income, after retailer share arrangements and provision for credit losses	2,098	1,895	5,759	5,589
Other income	119	92	1,393	218
Other expense	1,189	1,154	3,572	3,442
Earnings before provision for income taxes	1,028	833	3,580	2,365
Provision for income taxes	239	205	855	567
Net earnings	$789	$628	$2,725	$1,798
Net earnings available to common stockholders	$768	$618	$2,674	$1,767

Other Financial and Statistical Data
The following table sets forth certain other financial and statistical data for the periods indicated.

	At and for the		At and for the
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Financial Position Data (Average):
Loan receivables, including held for sale	$102,009	$96,230	$101,484	$93,198
Total assets	$119,389	$110,335	$119,429	$108,209
Deposits	$82,487	$76,353	$82,872	$74,750
Borrowings	$15,785	$14,806	$15,924	$14,683
Total equity	$15,815	$13,758	$15,318	$13,537
Selected Performance Metrics:
Purchase volume(1)(2)	$44,985	$47,006	$134,218	$135,839
Home & Auto	$11,361	$12,273	$34,369	$35,989
Digital	$13,352	$13,808	$39,383	$39,541
Diversified & Value	$14,992	$15,445	$44,348	$44,240
Health & Wellness	$3,867	$3,990	$11,936	$11,695
Lifestyle	$1,411	$1,490	$4,180	$4,372
Corp, Other	$2	$—	$2	$2
Average active accounts (in thousands)(2)(3)	70,424	70,308	71,052	69,842
Net interest margin(4)	15.04%	15.36%	14.68%	15.17%
Net charge-offs	$1,553	$1,116	$4,759	$3,218
Net charge-offs (annualized) as a % of average loan receivables, including held for sale	6.06%	4.60%	6.26%	4.62%
Allowance coverage ratio(5)	10.79%	10.40%	10.79%	10.40%
Return on assets(6)	2.6%	2.3%	3.0%	2.2%
Return on equity(7)	19.8%	18.1%	23.8%	17.8%
Equity to assets(8)	13.25%	12.47%	12.83%	12.51%
Other expense (annualized) as a % of average loan receivables, including held for sale	4.64%	4.76%	4.70%	4.94%
Efficiency ratio(9)	31.2%	33.2%	29.0%	34.5%
Effective income tax rate	23.2%	24.6%	23.9%	24.0%
Selected Period-End Data:
Loan receivables	$102,193	$97,873	$102,193	$97,873
Allowance for credit losses	$11,029	$10,176	$11,029	$10,176
30+ days past due as a % of period-end loan receivables(10)	4.78%	4.40%	4.78%	4.40%
90+ days past due as a % of period-end loan receivables(10)	2.33%	2.06%	2.33%	2.06%
Total active accounts (in thousands)(3)	69,965	70,137	69,965	70,137
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
(4)Net interest margin represents annualized net interest income divided by average total interest-earning assets.
(5)Allowance coverage ratio represents allowance for credit losses divided by total period-end loan receivables.
(6)Return on assets represents annualized net earnings as a percentage of average total assets.
(7)Return on equity represents annualized net earnings as a percentage of average total equity.
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

	2024			2023
Three months ended September 30 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$17,316	$235	5.40%	$12,753	$172	5.35%
Securities available for sale	2,587	28	4.31%	3,706	31	3.32%
Loan receivables, including held for sale(3):
Credit cards	93,785	5,236	22.21%	90,587	5,003	21.91%
Consumer installment loans	6,107	238	15.50%	3,656	108	11.72%
Commercial credit products	1,992	46	9.19%	1,861	38	8.10%
Other	125	2	6.37%	126	2	6.30%
Total loan receivables, including held for sale	102,009	5,522	21.54%	96,230	5,151	21.24%
Total interest-earning assets	121,912	5,785	18.88%	112,689	5,354	18.85%
Non-interest-earning assets:
Cash and due from banks	847			964
Allowance for credit losses	(10,994)			(9,847)
Other assets	7,624			6,529
Total non-interest-earning assets	(2,523)			(2,354)
Total assets	$119,389			$110,335
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$82,100	$968	4.69%	$75,952	$800	4.18%
Borrowings of consolidated securitization entities	7,817	108	5.50%	6,096	86	5.60%
Senior and subordinated unsecured notes	7,968	100	4.99%	8,710	106	4.83%
Total interest-bearing liabilities	97,885	1,176	4.78%	90,758	992	4.34%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	387			401
Other liabilities	5,302			5,418
Total non-interest-bearing liabilities	5,689			5,819
Total liabilities	103,574			96,577
Equity
Total equity	15,815			13,758
Total liabilities and equity	$119,389			$110,335
Interest rate spread(4)			14.10%			14.51%
Net interest income		$4,609			$4,362
Net interest margin(5)			15.04%			15.36%

	2024			2023
Nine months ended September 30 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$17,685	$720	5.44%	$13,107	$490	5.00%
Securities available for sale	2,915	99	4.54%	4,138	92	2.97%
Loan receivables, including held for sale(3):
Credit cards	93,757	15,345	21.86%	87,914	14,179	21.56%
Consumer installment loans	5,644	630	14.91%	3,375	285	11.29%
Commercial credit products	1,957	134	9.15%	1,789	108	8.07%
Other	126	7	7.42%	120	7	7.80%
Total loan receivables, including held for sale	101,484	16,116	21.21%	93,198	14,579	20.91%
Total interest-earning assets	122,084	16,935	18.53%	110,443	15,161	18.35%
Non-interest-earning assets:
Cash and due from banks	892			987
Allowance for credit losses	(10,850)			(9,552)
Other assets	7,303			6,331
Total non-interest-earning assets	(2,655)			(2,234)
Total assets	$119,429			$108,209
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$82,481	$2,889	4.68%	$74,340	$2,074	3.73%
Borrowings of consolidated securitization entities	7,686	323	5.61%	6,062	241	5.32%
Senior and subordinated unsecured notes	8,238	304	4.93%	8,621	313	4.85%
Total interest-bearing liabilities	98,405	3,516	4.77%	89,023	2,628	3.95%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	391			410
Other liabilities	5,315			5,239
Total non-interest-bearing liabilities	5,706			5,649
Total liabilities	104,111			94,672
Equity
Total equity	15,318			13,537
Total liabilities and equity	$119,429			$108,209
Interest rate spread(4)			13.76%			14.41%
Net interest income		$13,419			$12,533
Net interest margin(5)			14.68%			15.17%
________________________________________
(1)Average yields/rates are based on annualized total interest income/expense divided by average balances.
(2)Includes average restricted cash balances of $57 million and $151 million for the three months ended September 30, 2024 and 2023, respectively, and $76 million and $324 million for the nine months ended September 30, 2024 and 2023, respectively.
(3)Interest income on loan receivables includes fees on loans, which primarily consist of late fees on our credit products, of $652 million and $694 million for the three months ended September 30, 2024 and 2023, respectively, and $1.9 billion and $2.0 billion for the nine months ended September 30, 2024 and 2023, respectively.
(4)Interest rate spread represents the difference between the yield on total interest-earning assets and the rate on total interest-bearing liabilities.
(5)Net interest margin represents annualized net interest income divided by average total interest-earning assets.

For a summary description of the composition of our key line items included in our Statements of Earnings, see Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K.
Interest Income
Interest income increased by $431 million, or 8.1%, and $1.8 billion, or 11.7%, for the three and nine months ended September 30, 2024, respectively, primarily driven by increases in interest and fees on loans of 7.2% and 10.5%, respectively. The increases in the three and nine months ended September 30, 2024 in interest and fees on loans were primarily driven by growth in average loan receivables, the impact of our product, pricing and policy changes and lower customer payment rates, partially offset by higher reversals.
Average interest-earning assets

Three months ended September 30 ($ in millions)	2024	%	2023	%
Loan receivables, including held for sale	$102,009	83.7%	$96,230	85.4%
Liquidity portfolio and other	19,903	16.3%	16,459	14.6%
Total average interest-earning assets	$121,912	100.0%	$112,689	100.0%

Nine months ended September 30 ($ in millions)	2024	%	2023	%
Loan receivables, including held for sale	$101,484	83.1%	$93,198	84.4%
Liquidity portfolio and other	20,600	16.9%	17,245	15.6%
Total average interest-earning assets	$122,084	100.0%	$110,443	100.0%
Average loan receivables, including held for sale, increased 6.0% and 8.9% for the three and nine months ended September 30, 2024, respectively, primarily driven by lower customer payment rates and the impact of the Ally Lending acquisition, partially offset by lower purchase volume. Purchase volume decreased by 4.3% and 1.2% for the three and nine months ended September 30, 2024, respectively, reflecting lower consumer spend as well as the impact of credit actions, partially offset by the Ally Lending acquisition. The decrease for the nine months ended September 30, 2024 was also partially offset by growth in average active accounts of 1.7%.
Yield on average interest-earning assets
The yield on average interest-earning assets increased for the three and nine months ended September 30, 2024 primarily due to increases in the yield on average loan receivables. The loan receivable yield increased 30 basis points for both the three and nine months ended September 30, 2024 to 21.54% and 21.21%, respectively.
Interest Expense
Interest expense increased by $184 million to $1.2 billion, and $888 million to $3.5 billion, for the three and nine months ended September 30, 2024, respectively, due to higher benchmark rates and higher interest-bearing liabilities. Our cost of funds increased to 4.78% and 4.77% for the three and nine months ended September 30, 2024, respectively, compared to 4.34% and 3.95% for the three and nine months ended September 30, 2023, respectively.
Average interest-bearing liabilities

Three months ended September 30 ($ in millions)	2024	%	2023	%
Interest-bearing deposit accounts	$82,100	83.9%	$75,952	83.7%
Borrowings of consolidated securitization entities	7,817	8.0%	6,096	6.7%
Senior and subordinated unsecured notes	7,968	8.1%	8,710	9.6%
Total average interest-bearing liabilities	$97,885	100.0%	$90,758	100.0%

Nine months ended September 30 ($ in millions)	2024	%	2023	%
Interest-bearing deposit accounts	$82,481	83.8%	$74,340	83.5%
Borrowings of consolidated securitization entities	7,686	7.8%	6,062	6.8%
Senior and subordinated unsecured notes	8,238	8.4%	8,621	9.7%
Total average interest-bearing liabilities	$98,405	100.0%	$89,023	100.0%
Net Interest Income
Net interest income increased by $247 million, or 5.7%, and $886 million, or 7.1%, for the three and nine months ended September 30, 2024, respectively, resulting from the changes in interest income and interest expense discussed above.
Retailer Share Arrangements
Retailer share arrangements decreased by $65 million, or 6.6%, and $295 million, or 10.6%, for the three and nine months ended September 30, 2024, respectively, primarily due to higher net charge-offs.
Provision for Credit Losses
Provision for credit losses increased by $109 million, or 7.3%, and $1.0 billion, or 24.3%, for the three and nine months ended September 30, 2024, respectively, primarily driven by higher net charge-offs, partially offset by lower reserve builds in the current year. The net charge-off rate for the three months ended September 30, 2024 increased by 146 basis points to 6.06%, as compared to the prior year period, and was 97 basis points above the average of the third quarters of 2017 through 2019. The reserve build in the nine months ended September 30, 2024 included $180 million related to the Ally Lending acquisition.
Other Income

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Interchange revenue	$256	$267	$760	$761
Protection product revenue	145	131	411	371
Loyalty programs	(346)	(358)	(1,011)	(1,001)
Other	64	52	1,233	87
Total other income	$119	$92	$1,393	$218
Other income increased by $27 million to $119 million, and $1.2 billion to $1.4 billion, for the three and nine months ended September 30, 2024, respectively. The increase in other income for the three months ended September 30, 2024 was primarily driven by the impact of our product, pricing and policy change related fees across all five of our sales platforms. This impact was partially offset by lower commission fees following the Pets Best disposition in March 2024 and venture investment losses in the three months ended September 30, 2024 as compared to net investment gains recognized in the prior year period.
The increase for the nine months ended September 30, 2024 was primarily driven by the gain on sale related to the Pets Best disposition. The pre-tax gain amount of $1.1 billion is included within the Other component of Other Income in our Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2024.

Other Expense

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Employee costs	$464	$444	$1,394	$1,346
Professional fees	231	219	687	614
Marketing and business development	123	125	377	389
Information processing	203	177	596	522
Other	168	189	518	571
Total other expense	$1,189	$1,154	$3,572	$3,442
Other expense increased by $35 million, or 3.0% and by $130 million, or 3.8%, for the three and nine months ended September 30, 2024, respectively.
The increase in the three and nine months ended September 30, 2024 were primarily driven by costs related to the Ally Lending acquisition, technology investments, and preparatory expenses related to the late fee rule change, partially offset by lower operational losses. Technology investments primarily reflect higher amortization of capitalized software expenditures.
Provision for Income Taxes

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Effective tax rate	23.2%	24.6%	23.9%	24.0%
Provision for income taxes	$239	$205	$855	$567
The effective tax rate for the three months ended September 30, 2024 decreased compared to the same period in the prior year primarily due to the resolution of certain tax matters in the current period. The effective tax rate for the nine months ended September 30, 2024 decreased slightly compared to the same period in the prior year. For both periods presented, the effective tax rate differs from the applicable U.S. federal statutory tax rate primarily due to state income taxes.

Platform Analysis
As discussed above under “—Our Sales Platforms,” we offer our credit products primarily through five sales platforms (Home & Auto, Digital, Diversified & Value, Health & Wellness and Lifestyle), which management measures based on their revenue-generating activities. The following is a discussion of certain supplemental information for the three and nine months ended September 30, 2024, for each of our five sales platforms and Corp, Other.
Home & Auto

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Purchase volume	$11,361	$12,273	$34,369	$35,989
Period-end loan receivables	$32,542	$31,648	$32,542	$31,648
Average loan receivables, including held for sale	$32,613	$31,239	$32,358	$30,386
Average active accounts (in thousands)	19,157	19,223	19,136	18,894

Interest and fees on loans	$1,489	$1,367	$4,290	$3,867
Other income	$56	$28	$127	$80
Home & Auto interest and fees on loans increased by $122 million, or 8.9%, and increased by $423 million, or 10.9%, for the three and nine months ended September 30, 2024, respectively, primarily driven by higher average loan receivables and higher benchmark rates. The increase in average loan receivables for both periods primarily reflects the completion of the Ally Lending acquisition as well as the impact of lower customer payment rates, partially offset by lower purchase volume. Purchase volume decreased 7.4% and 4.5% for the three and nine months ended September 30, 2024, as the impact of the Ally Lending acquisition was more than offset by a combination of lower consumer traffic, fewer large ticket purchases and the impact of credit actions.
Other income increased by $28 million, or 100.0%, and $47 million, or 58.8%, for the three and nine months ended September 30, 2024, respectively. The increases for the three and nine months ended September 30, 2024 were primarily due to the impact of product, pricing and policy change related fees, lower loyalty costs and higher protection product revenue.
Digital

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Purchase volume	$13,352	$13,808	$39,383	$39,541
Period-end loan receivables	$27,771	$26,685	$27,771	$26,685
Average loan receivables, including held for sale	$27,704	$26,266	$27,776	$25,484
Average active accounts (in thousands)	20,787	20,768	21,033	20,641

Interest and fees on loans	$1,593	$1,530	$4,704	$4,315
Other income	$4	$(6)	$10	$(7)
Digital interest and fees on loans increased by $63 million, or 4.1%, and $389 million, or 9.0%, for the three and nine months ended September 30, 2024, respectively, primarily driven by higher average loan receivables, lower payment rates and higher benchmark rates. Purchase volume decreased by 3.3% and 0.4% for the three and nine months ended September 30, 2024, primarily driven by lower consumer spend per account and the impact of credit actions. Average active accounts remained flat and increased by 1.9%, for the three and nine months ended September 30, 2024, respectively.

Diversified & Value

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Purchase volume	$14,992	$15,445	$44,348	$44,240
Period-end loan receivables	$19,466	$18,865	$19,466	$18,865
Average loan receivables, including held for sale	$19,413	$18,565	$19,455	$18,074
Average active accounts (in thousands)	19,960	20,410	20,448	20,571

Interest and fees on loans	$1,209	$1,168	$3,588	$3,329
Other income	$(11)	$(28)	$(50)	$(63)
Diversified & Value interest and fees on loans increased by $41 million, or 3.5%, and $259 million, or 7.8%, for the three and nine months ended September 30, 2024, respectively, primarily driven by growth in average loan receivables, lower payment rates and higher benchmark rates. Purchase volume decreased by 2.9% for the three months ended September 30, 2024 primarily driven by lower consumer spend per account and the impact of credit actions. Purchase volume remained flat for the nine months ended September 30, 2024. Average active accounts decreased by 2.2% and 0.6%, for the three and nine months ended September 30, 2024, respectively.
Health & Wellness

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Purchase volume	$3,867	$3,990	$11,936	$11,695
Period-end loan receivables	$15,439	$14,019	$15,439	$14,019
Average loan receivables, including held for sale	$15,311	$13,600	$15,041	$12,927
Average active accounts (in thousands)	7,801	7,276	7,713	7,076

Interest and fees on loans	$956	$844	$2,736	$2,365
Other income	$68	$74	$182	$189
Health & Wellness interest and fees on loans increased by $112 million, or 13.3%, and $371 million, or 15.7%, for the three and nine months ended September 30, 2024, respectively, primarily driven by higher average loan receivables. The growth in average loan receivables for both periods reflected higher purchase volume over the last 12 months and lower customer payment rates, as well as the completion of the Ally Lending acquisition. Purchase volume decreased 3.1%, and average active accounts increased 7.2% for the three months ended September 30, 2024, as lower spend in Dental, Cosmetic and Vision, combined with the impact of credit actions, was partially offset by growth in Pet and Audiology. Purchase volume increased 2.1%, and average active accounts increased 9.0% for the nine months ended September 30, 2024, reflecting growth in Pet and Audiology, partially offset by lower spend in Vision and Dental.
Other income decreased by $6 million, or 8.1%, and $7 million, or 3.7%, for the three and nine months ended September 30, 2024, respectively. The decreases for the three and nine months ended September 30, 2024 were primarily due to lower commission fees following the Pets Best disposition, partially offset by higher protection product revenue and the impact of product, pricing and policy change related fees.

Lifestyle

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Purchase volume	$1,411	$1,490	$4,180	$4,372
Period-end loan receivables	$6,831	$6,483	$6,831	$6,483
Average loan receivables, including held for sale	$6,823	$6,383	$6,726	$6,137
Average active accounts (in thousands)	2,677	2,556	2,668	2,572

Interest and fees on loans	$270	$249	$783	$704
Other income	$9	$8	$23	$22
Lifestyle interest and fees on loans increased by $21 million, or 8.4%, and $79 million, or 11.2%, for the three and nine months ended September 30, 2024, respectively, primarily driven by growth in average loan receivables and higher benchmark rates. The growth in average loan receivables for both periods reflected lower customer payment rates. Purchase volume decreased by 5.3% and 4.4% for the three and nine months ended September 30, 2024, respectively, reflecting lower transaction values and the impact of credit actions.
Corp, Other

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Purchase volume	$2	$—	$2	$2
Period-end loan receivables	$144	$173	$144	$173
Average loan receivables, including held for sale	$145	$177	$128	$190
Average active accounts (in thousands)	42	75	54	88

Interest and fees on loans	$5	$(7)	$15	$(1)
Other income	$(7)	$16	$1,101	$(3)
Other income for the nine months ended September 30, 2024 in Corp, Other primarily included the gain on sale related to the Pets Best disposition of $1.1 billion.

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
The following table sets forth the composition of our loan receivables portfolio by product type at the dates indicated.

($ in millions)	At September 30, 2024	%	At December 31, 2023	%
Loan receivables
Credit cards	$94,008	92.0%	$97,043	94.2%
Consumer installment loans	6,125	6.0	3,977	3.9
Commercial credit products	1,936	1.9	1,839	1.8
Other	124	0.1	129	0.1
Total loan receivables	$102,193	100.0%	$102,988	100.0%
Loan receivables decreased 0.8% to $102.2 billion at September 30, 2024 compared to $103.0 billion at December 31, 2023, primarily driven by the seasonality of our business and lower purchase volume, partially offset by the Ally Lending acquisition and lower customer payment rates. Loan receivables related to the Ally Lending acquisition are included within Consumer installment loans at September 30, 2024 in the table above.
Loan receivables increased 4.4% to $102.2 billion at September 30, 2024 compared to $97.9 billion at September 30, 2023 driven by lower customer payment rates and the completion of the Ally Lending acquisition, partially offset by lower purchase volume.
Our loan receivables portfolio had the following geographic concentration at September 30, 2024.

($ in millions)	Loan Receivables Outstanding	% of Total Loan Receivables Outstanding
State
Texas	$11,273	11.0%
California	$10,513	10.3%
Florida	$9,521	9.3%
New York	$4,865	4.8%
North Carolina	$4,300	4.2%
Delinquencies
Over-30 day loan delinquencies as a percentage of period-end loan receivables increased to 4.78% at September 30, 2024 from 4.40% at September 30, 2023, and increased from 4.74% at December 31, 2023. These increases were primarily driven by lower customer payment rates.
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

The table below sets forth the net charge-offs and ratio of annualized net charge-offs to average loan receivables, including held for sale, (“net charge-off rate”) for the periods indicated.

	Three months ended September 30,
	2024		2023
($ in millions)	Amount	Rate	Amount	Rate
Credit cards	$1,429	6.06%	$1,040	4.56%
Consumer installment loans	89	5.80%	49	5.32%
Commercial credit products	35	6.99%	26	5.54%
Other	—	—%	1	3.08%
Total net charge-offs	$1,553	6.06%	$1,116	4.60%

	Nine months ended September 30,
	2024		2023
($ in millions)	Amount	Rate	Amount	Rate
Credit cards	$4,392	6.26%	$3,003	4.57%
Consumer installment loans	263	6.22%	127	5.03%
Commercial credit products	103	7.03%	87	6.50%
Other	1	1.06%	1	1.10%
Total net charge-offs	$4,759	6.26%	$3,218	4.62%
Allowance for Credit Losses
The allowance for credit losses totaled $11.0 billion at September 30, 2024, compared to $10.6 billion at December 31, 2023, respectively, and $10.2 billion at September 30, 2023, and reflects our estimate of expected credit losses for the life of the loan receivables on our Condensed Consolidated Statement of Financial Position. Our allowance for credit losses as a percentage of total period end loan receivables increased to 10.79% at September 30, 2024, from 10.26% at December 31, 2023 and increased from 10.40% at September 30, 2023.
The increase in allowance for credit losses compared to December 31, 2023 and September 30, 2023 includes the addition of the Ally Lending portfolio. See Note 5. Loan Receivables and Allowance for Credit Losses to our condensed consolidated financial statements for additional information.

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
The following table summarizes information concerning our funding sources during the periods indicated:

	2024			2023
Three months ended September 30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$82,100	83.9%	4.7%	$75,952	83.7%	4.2%
Securitized financings	7,817	8.0	5.5%	6,096	6.7	5.6%
Senior and subordinated unsecured notes	7,968	8.1	5.0%	8,710	9.6	4.8%
Total	$97,885	100.0%	4.8%	$90,758	100.0%	4.3%
______________________
(1)Excludes $387 million and $401 million average balance of non-interest-bearing deposits for the three months ended September 30, 2024 and 2023, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the three months ended September 30, 2024 and 2023.

	2024			2023
Nine months ended September 30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$82,481	83.8%	4.7%	$74,340	83.5%	3.7%
Securitized financings	7,686	7.8	5.6%	6,062	6.8	5.3%
Senior and subordinated unsecured notes	8,238	8.4	4.9%	8,621	9.7	4.9%
Total	$98,405	100.0%	4.8%	$89,023	100.0%	3.9%
______________________
(1)Excludes $391 million and $410 million average balance of non-interest-bearing deposits for the nine months ended September 30, 2024 and 2023, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the nine months ended September 30, 2024 and 2023.

Deposits
We obtain deposits directly from retail, affinity relationships and commercial customers (“direct deposits”) or through third-party brokerage firms that offer our deposits to their customers (“brokered deposits”). At September 30, 2024, we had $71.6 billion in direct deposits and $10.7 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger that channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to continue to utilize our direct deposit base as a source of stable and diversified low-cost funding.
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

Our ability to attract deposits is sensitive to, among other things, the interest rates we pay, and therefore, we bear funding risk if we fail to pay higher rates, or interest rate risk if we are required to pay higher rates, to retain existing deposits or attract new deposits. To mitigate these risks, our funding strategy includes a range of deposit products, and we seek to maintain access to multiple other funding sources, including securitized financings (including our undrawn committed and uncommitted capacity) and unsecured debt.
The following table summarizes certain information regarding our interest-bearing deposits by type (all of which constitute U.S. deposits) for the periods indicated:

Three months ended September 30 ($ in millions)	2024			2023
	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$40,454	49.3%	4.9%	$34,436	45.3%	4.1%
Savings, money market, and demand accounts	30,281	36.9	4.5%	28,746	37.9	4.4%
Brokered deposits	11,365	13.8	4.6%	12,770	16.8	4.0%
Total interest-bearing deposits	$82,100	100.0%	4.7%	$75,952	100.0%	4.2%

Nine months ended September 30 ($ in millions)	2024			2023
	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$40,614	49.3%	4.8%	$32,115	43.2%	3.5%
Savings, money market, and demand accounts	29,467	35.7	4.6%	29,180	39.3	3.9%
Brokered deposits	12,400	15.0	4.5%	13,045	17.5	3.8%
Total interest-bearing deposits	$82,481	100.0%	4.7%	$74,340	100.0%	3.7%
Our deposit liabilities provide funding with maturities ranging from one day to ten years. At September 30, 2024, the weighted average maturity of our interest-bearing time deposits was one year. See Note 8. Deposits to our condensed consolidated financial statements for more information on the maturities of our time deposits.
The following table summarizes deposits by contractual maturity at September 30, 2024:

($ in millions)	3 Months or Less	Over 3 Months but within 6 Months	Over 6 Months but within 12 Months	Over 12 Months	Total
U.S. deposits (less than FDIC insurance limit)(1)(2)	$32,972	$6,572	$17,483	$7,745	$64,772
U.S. deposits (in excess of FDIC insurance limit)(2)
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	1,485	2,322	5,620	1,587	11,014
Savings, money market, and demand accounts	6,498	—	—	—	6,498
Total	$40,955	$8,894	$23,103	$9,332	$82,284
______________________
(1)Includes brokered certificates of deposit for which underlying individual deposit balances are assumed to be less than $250,000.
(2)The standard deposit insurance amount is $250,000 per depositor, for each account ownership category. Deposits in excess of FDIC insurance limit presented above include partially insured accounts. Our estimate of the uninsured portion of these deposit balances at September 30, 2024 was approximately $6.0 billion.

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
The following table summarizes expected contractual maturities of the investors’ interests in securitized financings, excluding debt premiums, discounts and issuance costs at September 30, 2024.

($ in millions)	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years	Total
Scheduled maturities of long-term borrowings—owed to securitization investors:
SYNCT	$550	$1,100	$—	$—	$1,650
SFT	450	1,000	—	—	1,450
SYNIT(1)	1,675	3,250	—	—	4,925
Total long-term borrowings—owed to securitization investors	$2,675	$5,350	$—	$—	$8,025
______________________
(1)Excludes any subordinated classes of SYNIT notes that we owned at September 30, 2024.
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

The following table summarizes for each of our trusts the three-month rolling average excess spread at September 30, 2024.

	Note Principal Balance ($ in millions)	# of Series Outstanding	Three-Month Rolling Average Excess Spread(1)
SYNCT	$1,650	3	~ 14.8 - 15.6%
SFT	$1,450	5	12.5%
SYNIT	$4,925	1	17.2%
______________________
(1)Represents the excess spread (generally calculated as interest income collected from the applicable pool of loan receivables less applicable net charge-offs, interest expense and servicing costs, divided by the aggregate principal amount of loan receivables in the applicable pool) for SFT or, in the case of SYNCT, a range of the excess spreads relating to the particular series issued within such trust or, in the case of SYNIT, the excess spread relating to the one outstanding series issued within such trust, in all cases omitting any series that have not been outstanding for at least three full monthly periods and calculated in accordance with the applicable trust or series documentation, for the three securitization monthly periods ended September 30, 2024.
Senior and Subordinated Unsecured Notes
During the nine months ended September 30, 2024, we made repayments totaling $1.85 billion of senior unsecured notes issued by Synchrony Financial.
The following table provides a summary of our outstanding fixed rate senior and subordinated unsecured notes at September 30, 2024, which includes $750 million of senior unsecured notes issued by Synchrony Financial in August 2024.

Issuance Date	Interest Rate(1)	Maturity	Principal Amount Outstanding(2)
($ in millions)
Fixed rate senior unsecured notes:
Synchrony Financial
July 2015	4.500%	July 2025	1,000
August 2016	3.700%	August 2026	500
December 2017	3.950%	December 2027	1,000
March 2019	5.150%	March 2029	650
October 2021	2.875%	October 2031	750
June 2022	4.875%	June 2025	750
Synchrony Bank
August 2022	5.400%	August 2025	900
August 2022	5.625%	August 2027	600

Fixed to floating rate senior unsecured notes:
Synchrony Financial
August 2024	5.935%(3)	August 2030	750

Fixed rate subordinated unsecured notes:
Synchrony Financial
February 2023	7.250%	February 2033	750
Total fixed rate and fixed to floating rate senior and subordinated unsecured notes			$7,650
______________________
(1)Weighted average interest rate of all senior and subordinated unsecured notes at September 30, 2024 was 4.91%.
(2)The amounts shown exclude unamortized debt discounts, premiums and issuance costs.
(3)Interest rate fixed through August 1, 2029; resets August 2, 2029 to floating rate based on compounded Secured Overnight Financing Rate ("SOFR") plus 213 basis points.

Short-Term Borrowings
Except as described above, there were no material short-term borrowings for the periods presented.
Covenants
The indentures pursuant to which our senior and subordinated unsecured notes have been issued include various covenants. If we do not satisfy any of these covenants, the maturity of amounts outstanding thereunder may be accelerated and become payable. We were in compliance with all of these covenants at September 30, 2024.
At September 30, 2024, we were not in default under any of our credit facilities.
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
We maintain a liquidity portfolio, which at September 30, 2024 had $19.7 billion of liquid assets, primarily consisting of cash and equivalents, less cash in transit which is not considered to be liquid, compared to $16.8 billion of liquid assets at December 31, 2023. The increase in liquid assets was primarily due to deposit growth and the issuances of securitized debt and preferred stock, as well as the proceeds from the Pets Best disposition. We believe our liquidity position at September 30, 2024 remains strong as we continue to operate in a period of uncertain economic conditions and we will continue to closely monitor our liquidity as economic conditions change.

As a general matter, investments included in our liquidity portfolio are expected to be highly liquid, giving us the ability to readily convert them to cash. The level and composition of our liquidity portfolio may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.
We also have access to several additional sources of liquidity beyond our liquidity portfolio. At September 30, 2024, we had an aggregate of $11.4 billion of available borrowing capacity through the Federal Reserve’s discount window. In addition, we had $2.7 billion of undrawn capacity on our securitized financings, subject to customary borrowing conditions, from private lenders under our securitization programs, of which $2.2 billion was committed and $450 million was uncommitted, as well as $500 million of undrawn committed capacity under our unsecured revolving credit facility with private lenders. We also have other unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
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
Dividend and Share Repurchases

Common Stock Cash Dividends Declared	Month of Payment	Amount per Common Share	Amount
($ in millions, except per share data)
Three months ended March 31, 2024	February 2024	$0.25	$102
Three months ended June 30, 2024	May 2024	0.25	100
Three months ended September 30, 2024	August 2024	0.25	99
Total dividends declared		$0.75	$301

Series A Preferred Stock Cash Dividends Declared	Month of Payment	Amount per Preferred Share	Amount
($ in millions, except per share data)
Three months ended March 31, 2024	February 2024	$14.06	$11
Three months ended June 30, 2024	May 2024	14.06	10
Three months ended September 30, 2024	August 2024	14.06	11
Total Series A dividends declared		$42.18	$32

Series B Preferred Stock Cash Dividends Declared	Month of Payment	Amount per Preferred Share	Amount
($ in millions, except per share data)
Three months ended June 30, 2024	May 2024	$18.79	$9
Three months ended September 30, 2024	August 2024	20.63	10
Total Series B dividends declared		$39.42	$19
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

Common Shares Repurchased Under Publicly Announced Programs	Total Number of Shares Purchased	Dollar Value of Shares Purchased
($ and shares in millions)
Three months ended March 31, 2024	7.5	$300
Three months ended June 30, 2024	6.9	300
Three months ended September 30, 2024	6.6	300
Total	21.0	$900
During the nine months ended September 30, 2024, we repurchased $900 million of common stock as part of our 2023 share repurchase program. In April 2024, the Board of Directors approved an incremental share repurchase program of up to $1.0 billion through June 30, 2025 (the "2024 plan"). At September 30, 2024, $700 million of the authorization capacity under the 2024 plan remained outstanding. Repurchases under this program are subject to market conditions and other factors, including legal and regulatory restrictions and required approvals, if any.
Regulatory Capital Requirements - Synchrony Financial
As a savings and loan holding company, we are required to maintain minimum capital ratios, under the applicable U.S. Basel III capital rules. For more information, see “Regulation—Savings and Loan Holding Company Regulation” in our 2023 Form 10-K.
For Synchrony Financial to be a well-capitalized savings and loan holding company, Synchrony Bank must be well-capitalized and Synchrony Financial must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. At September 30, 2024, Synchrony Financial met all the requirements to be deemed well-capitalized.

The following table sets forth the composition of our capital ratios for the Company calculated under the Basel III Standardized Approach rules at September 30, 2024 and December 31, 2023, respectively.

	Basel III
	At September 30, 2024		At December 31, 2023
($ in millions)	Amount	Ratio(1)	Amount	Ratio(1)
Total risk-based capital	$16,864	16.4%	$15,464	14.9%
Tier 1 risk-based capital	$14,723	14.3%	$13,334	12.9%
Tier 1 leverage	$14,723	12.5%	$13,334	11.7%
Common equity Tier 1 capital	$13,501	13.1%	$12,600	12.2%
Risk-weighted assets	$103,103		$103,460
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
Capital amounts and ratios in the above table all reflect the applicable CECL regulatory capital transition adjustment for each period. The increase in our common equity Tier 1 capital ratio compared to December 31, 2023 was primarily due to the retention of net earnings during the nine months ended September 30, 2024 and the net impact of the Pets Best disposition and Ally Lending acquisition, partially offset by the third year phase-in of the impact of CECL on our regulatory capital.
Regulatory Capital Requirements - Synchrony Bank
At September 30, 2024 and December 31, 2023, the Bank met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. The following table sets forth the composition of the Bank’s capital ratios calculated under the Basel III Standardized Approach rules at September 30, 2024 and December 31, 2023, and also reflects the applicable CECL regulatory capital transition adjustment for each period.

	At September 30, 2024		At December 31, 2023		Minimum to be Well-Capitalized under Prompt Corrective Action Provisions
($ in millions)	Amount	Ratio	Amount	Ratio	Ratio
Total risk-based capital	$15,583	15.9%	$14,943	15.3%	10.0%
Tier 1 risk-based capital	$13,499	13.8%	$12,880	13.2%	8.0%
Tier 1 leverage	$13,499	12.1%	$12,880	12.0%	5.0%
Common equity Tier 1 capital	$13,499	13.8%	$12,880	13.2%	6.5%
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

Off-Balance Sheet Arrangements and Unfunded Lending Commitments
____________________________________________________________________________________________
We do not have any material off-balance sheet arrangements, including guarantees of third-party obligations. Guarantees are contracts or indemnification agreements that contingently require us to make a guaranteed payment or perform an obligation to a third-party based on certain trigger events. At September 30, 2024, we had not recorded any contingent liabilities in our Condensed Consolidated Statement of Financial Position related to any guarantees. See Note 6 - Variable Interest Entities to our condensed consolidated financial statements for more information on our investment commitments for unconsolidated variable interest entities (“VIE's”).
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
On July 30, 2024, the FDIC issued a proposed rule that would revise the FDIC’s regulations governing the classification and treatment of brokered deposits. The proposal would, among other changes, broaden the definition of deposit broker to include agents that place or facilitate the placement of third-party deposits at only one insured depository institution and agents that receive a fee or other remuneration in exchange for the placement of deposits. In addition, the proposal would narrow the exception to the definition of deposit broker for agents whose primary purpose is not the placement of funds with depository institutions. While we are evaluating the potential impact of the proposed rule, if the rule is finalized as proposed, the Bank may be required to classify a greater amount of its deposits obtained with the involvement of third parties as brokered deposits. An increase in the amount of brokered deposits on the Bank’s balance sheet could, among other consequences, increase the Bank’s deposit insurance assessment costs.
On September 10, 2024, the Vice Chair for Supervision at the Federal Reserve Board (the "Vice Chair"), gave a speech outlining a set of potential revisions to the July 2023 interagency proposed rule to revise the U.S. regulatory capital framework (known as the “Basel Endgame” proposal). In the speech, the Vice Chair indicated that he will recommend that the Federal Reserve Board issue a re-proposal of the rule in which banking organizations with total assets between $100 billion and $250 billion, such as Synchrony, would not be subject to the changes to their capital requirements that were included in the July 2023 Basel Endgame proposal, other than the proposed requirement to recognize unrealized gains and losses of their securities in regulatory capital. It remains uncertain whether the federal banking agencies will re-propose the Basel Endgame rule, and if so, whether the agencies will adopt the Vice Chair’s recommendations.
On September 17, 2024, the OCC finalized a new Policy Statement Regarding Statutory Factors Under the Bank Merger Act (the “Policy Statement”), which outlines factors that the OCC will consider when evaluating a proposed bank merger transaction. Also on September 17, 2024, the United States Department of Justice (the “DOJ”) withdrew its 1995 Bank Merger Guidelines and announced that it will instead evaluate the competitive impact of bank mergers using its 2023 Merger Guidelines that the DOJ applies to mergers in all industries. Compared to the 1995 Bank Merger Guidelines, the 2023 Merger Guidelines set forth more stringent concentration limits and add several largely qualitative bases on which the DOJ may challenge a merger. While the effect of these changes for particular transactions remains unclear, both the Policy Statement and the change in the DOJ’s bank merger antitrust policy may make it more difficult and/or costly for us to obtain regulatory approval for an acquisition or may otherwise result in more onerous conditions to obtain approval for an acquisition.
See “Regulation—Regulation Relating to Our Business” in our 2023 Form 10-K for additional information on regulations that apply to us, and “—Capital” above, for discussion of the impact of regulations and supervision on our capital and liquidity, including our ability to pay dividends and repurchase stock.

ITEM 1. FINANCIAL STATEMENTS
Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
____________________________________________________________________________________________

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except per share data)	2024	2023	2024	2023
Interest income:
Interest and fees on loans (Note 5)	$5,522	$5,151	$16,116	$14,579
Interest on cash and debt securities	263	203	819	582
Total interest income	5,785	5,354	16,935	15,161
Interest expense:
Interest on deposits	968	800	2,889	2,074
Interest on borrowings of consolidated securitization entities	108	86	323	241
Interest on senior and subordinated unsecured notes	100	106	304	313
Total interest expense	1,176	992	3,516	2,628
Net interest income	4,609	4,362	13,419	12,533
Retailer share arrangements	(914)	(979)	(2,488)	(2,783)
Provision for credit losses (Note 5)	1,597	1,488	5,172	4,161
Net interest income, after retailer share arrangements and provision for credit losses	2,098	1,895	5,759	5,589
Other income:
Interchange revenue	256	267	760	761
Protection product revenue	145	131	411	371
Loyalty programs	(346)	(358)	(1,011)	(1,001)
Other (Note 3)	64	52	1,233	87
Total other income	119	92	1,393	218
Other expense:
Employee costs	464	444	1,394	1,346
Professional fees	231	219	687	614
Marketing and business development	123	125	377	389
Information processing	203	177	596	522
Other	168	189	518	571
Total other expense	1,189	1,154	3,572	3,442
Earnings before provision for income taxes	1,028	833	3,580	2,365
Provision for income taxes (Note 14)	239	205	855	567
Net earnings	$789	$628	$2,725	$1,798
Net earnings available to common stockholders	$768	$618	$2,674	$1,767

Earnings per share (Note 12)
Basic	$1.96	$1.49	$6.71	$4.16
Diluted	$1.94	$1.48	$6.65	$4.14

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
____________________________________________________________________________________________

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023

Net earnings	$789	$628	$2,725	$1,798

Other comprehensive income (loss)
Debt securities	21	3	20	31
Currency translation adjustments	3	(2)	(1)	(1)
Employee benefit plans	(1)	(1)	(1)	(1)
Other comprehensive income (loss)	23	—	18	29

Comprehensive income	$812	$628	$2,743	$1,827
Amounts presented net of taxes.

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Financial Position (Unaudited)
____________________________________________________________________________________________

($ in millions)	At September 30, 2024	At December 31, 2023
Assets
Cash and equivalents	$17,934	$14,259
Debt securities (Note 4)	2,345	3,799
Loan receivables: (Notes 5 and 6)
Unsecuritized loans held for investment	81,005	81,554
Restricted loans of consolidated securitization entities	21,188	21,434
Total loan receivables	102,193	102,988
Less: Allowance for credit losses	(11,029)	(10,571)
Loan receivables, net	91,164	92,417
Goodwill (Note 7)	1,274	1,018
Intangible assets, net (Note 7)	765	815
Other assets	5,747	4,915
Assets held for sale (Note 3)	—	256
Total assets	$119,229	$117,479

Liabilities and Equity
Deposits: (Note 8)
Interest-bearing deposit accounts	$81,901	$80,789
Non-interest-bearing deposit accounts	383	364
Total deposits	82,284	81,153
Borrowings: (Notes 6 and 9)
Borrowings of consolidated securitization entities	8,015	7,267
Senior and subordinated unsecured notes	7,617	8,715
Total borrowings	15,632	15,982
Accrued expenses and other liabilities	5,333	6,334
Liabilities held for sale (Note 3)	—	107
Total liabilities	$103,249	$103,576

Equity:
Preferred stock, par share value $0.001 per share; 1,250,000 and 750,000 shares authorized at September 30, 2024 and December 31, 2023, respectively; 1,250,000 and 750,000 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively, and aggregate liquidation preference of $1,250 at September 30, 2024 and $750 at December 31, 2023	$1,222	$734
Common Stock, par share value $0.001 per share; 4,000,000,000 shares authorized; 833,984,684 shares issued at both September 30, 2024 and December 31, 2023; 389,224,881 and 406,875,775 shares outstanding at September 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	9,822	9,775
Retained earnings	20,975	18,662
Accumulated other comprehensive income (loss):
Debt securities	(13)	(33)
Currency translation adjustments	(39)	(38)
Employee benefit plans	2	3
Treasury stock, at cost; 444,759,803 and 427,108,909 shares at September 30, 2024 and December 31, 2023, respectively	(15,990)	(15,201)
Total equity	15,980	13,903
Total liabilities and equity	$119,229	$117,479
See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
____________________________________________________________________________________________

	Preferred Stock		Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2023	750	$734	833,985	$1	$9,718	$16,716	$(125)	$(14,171)	$12,873
Cumulative effect of change in accounting principle	—	—	—	—	—	222	—	—	222
Adjusted balance, beginning of period	750	$734	833,985	$1	$9,718	$16,938	$(125)	$(14,171)	$13,095
Net earnings	—	—	—	—	—	601	—	—	601
Other comprehensive income	—	—	—	—	—	—	23	—	23
Purchases of treasury stock	—	—	—	—	—	—	—	(404)	(404)
Stock-based compensation	—	—	—	—	(13)	(59)	—	61	(11)
Dividends - Series A preferred stock ($14.06 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividends - common stock ($0.23 per share)	—	—	—	—	—	(100)	—	—	(100)
Balance at March 31, 2023	750	$734	833,985	$1	$9,705	$17,369	$(102)	$(14,514)	$13,193
Net earnings	—	—	—	—	—	569	—	—	569
Other comprehensive income	—	—	—	—	—	—	6	—	6
Purchases of treasury stock	—	—	—	—	—	—	—	(303)	(303)
Stock-based compensation	—	—	—	—	22	(1)	—	3	24
Dividends - Series A preferred stock ($14.06 per share)	—	—	—	—	—	(10)	—	—	(10)
Dividends - common stock ($0.23 per share)	—	—	—	—	—	(99)	—	—	(99)
Balance at June 30, 2023	750	$734	833,985	$1	$9,727	$17,828	$(96)	$(14,814)	$13,380
Net earnings	—	—	—	—	—	628	—	—	628
Other comprehensive income	—	—	—	—	—	—	—	—	—
Purchases of treasury stock	—	—	—	—	—	—	—	(152)	(152)
Stock-based compensation	—	—	—	—	23	(4)	—	6	25
Dividends - Series A preferred stock ($14.06 per share)	—	—	—	—	—	(10)	—	—	(10)
Dividends - common stock ($0.25 per share)	—	—	—	—	—	(104)	—	—	(104)
Balance at September 30, 2023	750	$734	833,985	$1	$9,750	$18,338	$(96)	$(14,960)	$13,767

	Preferred Stock		Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2024	750	$734	833,985	$1	$9,775	$18,662	$(68)	$(15,201)	$13,903
Net earnings			—	—	—	1,293	—	—	1,293
Other comprehensive income	—	—	—	—	—	—	(1)	—	(1)
Issuance of preferred stock	500	488	—	—	—	—	—	—	488
Purchases of treasury stock	—	—	—	—	—	—	—	(300)	(300)
Stock-based compensation	—	—	—	—	(7)	(52)	—	71	12
Dividends - Series A preferred stock ($14.06 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividends - common stock ($0.25 per share)	—	—	—	—	—	(102)	—	—	(102)
Balance at March 31, 2024	1,250	$1,222	833,985	$1	$9,768	$19,790	$(69)	$(15,430)	$15,282
Net earnings	—	—	—	—	—	643	—	—	643
Other comprehensive income	—	—	—	—	—	—	(4)	—	(4)
Purchases of treasury stock	—	—	—	—	—	—	—	(305)	(305)
Stock-based compensation	—	—	—	—	25	(4)	—	22	43
Dividends - Series A preferred stock ($14.06 per share)	—	—	—	—	—	(10)	—	—	(10)
Dividends - Series B preferred stock ($18.79 per share)	—	—	—	—	—	(9)	—	—	(9)
Dividends - common stock ($0.25 per share)	—	—	—	—	—	(100)	—	—	(100)
Balance at June 30, 2024	1,250	$1,222	833,985	$1	$9,793	$20,310	$(73)	$(15,713)	$15,540
Net earnings	—	—	—	—	—	789	—	—	789
Other comprehensive income	—	—	—	—	—	—	23	—	23
Purchases of treasury stock	—	—	—	—	—	—	—	(302)	(302)
Stock-based compensation	—	—	—	—	29	(4)	—	25	50
Dividends - Series A preferred stock ($14.06 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividends - Series B preferred stock ($20.63 per share)	—	—	—	—	—	(10)	—	—	(10)
Dividends - common stock ($0.25 per share)	—	—	—	—	—	(99)	—	—	(99)
Balance at September 30, 2024	1,250	$1,222	833,985	$1	$9,822	$20,975	$(50)	$(15,990)	$15,980

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
____________________________________________________________________________________________

	Nine months ended September 30,
($ in millions)	2024	2023
Cash flows - operating activities
Net earnings	$2,725	$1,798
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for credit losses	5,172	4,161
Deferred income taxes	(80)	(271)
Depreciation and amortization	361	340
(Increase) decrease in interest and fees receivable	230	(323)
(Increase) decrease in other assets	(5)	37
Increase (decrease) in accrued expenses and other liabilities	(192)	(7)
Gain on sale of business	(1,069)	—
All other operating activities	353	541
Cash provided from (used for) operating activities	7,495	6,276

Cash flows - investing activities
Maturity and sales of debt securities	2,961	3,882
Purchases of debt securities	(1,422)	(1,642)
Acquisitions, net of cash acquired	(1,935)	—
Proceeds from sale of business, net of cash and restricted cash sold	491	—
Net (increase) decrease in loan receivables, including held for sale	(3,545)	(8,797)
All other investing activities	(490)	(508)
Cash provided from (used for) investing activities	(3,940)	(7,065)

Cash flows - financing activities
Borrowings of consolidated securitization entities
Proceeds from issuance of securitized debt	1,694	1,547
Maturities and repayment of securitized debt	(950)	(1,257)
Senior and subordinated unsecured notes
Proceeds from issuance of senior and subordinated unsecured notes	745	740
Maturities and repayment of senior and subordinated unsecured notes	(1,850)	—
Proceeds from issuance of preferred stock	488	—
Dividends paid on preferred stock	(51)	(31)
Net increase (decrease) in deposits	1,120	6,354
Purchases of treasury stock	(907)	(859)
Dividends paid on common stock	(301)	(303)
All other financing activities	18	(32)
Cash provided from (used for) financing activities	6	6,159

Increase (decrease) in cash and equivalents, including restricted amounts	3,561	5,370
Cash and equivalents, including restricted amounts, at beginning of period	14,420	10,430
Cash and equivalents at end of period:
Cash and equivalents	17,934	15,643
Restricted cash and equivalents included in other assets	47	157
Total cash and equivalents, including restricted amounts, at end of period	$17,981	$15,800
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires disclosure of specific categories in the rate reconciliation, as well as additional qualitative information about the reconciliation, and additional disaggregated information about income taxes paid. The Company will adopt this guidance on a retrospective basis on its effective date, which for us is beginning within our December 31, 2025 Form 10-K.
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
There were no adjustments to the fair value of assets acquired and liabilities assumed (measurement period adjustments) related to the acquisition during the three months ended September 30, 2024. During the nine months ended September 30, 2024, measurement period adjustments were recognized related to the acquisition as detailed in the table below.

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
_______________________
(a)    Loan discounts are recognized into interest income over the estimated remaining life of the acquired loans. The were no changes to the provisional amount of loan discount recorded in the three months ended September 30, 2024.

The amounts above represent the estimated fair values of the respective assets acquired and liabilities assumed as of the date of acquisition. The estimated fair values reflect market participant assumptions about facts and circumstances existing at the acquisition date. The measurement period adjustments reflected above did not result from events occurring subsequent to the acquisition date.
The valuation of the assets acquired and liabilities assumed is substantially complete and will be finalized no later than one year after the acquisition date. The goodwill recognized related to the acquisition is tax-deductible and reflects the expected synergies and operational efficiencies arising from the transaction.

The acquisition primarily included loan receivables with an unpaid principal balance of $2.2 billion. These loan receivables are reported within Consumer installment loans in Note 5. Loan Receivables and Allowance for Credit Losses. To determine the provisional fair value of loans at acquisition, we estimate expected cash flows and discount those cash flows using an observable market rate of interest, when available, adjusted for factors that a market participant would consider in determining fair value. In determining fair value, expected cash flows are adjusted to include prepayment, default rate, and loss severity estimates. The difference between the fair value and the amount contractually due is recorded as a loan discount or premium at acquisition. Including the impact of measurement period adjustments, the provisional loan discount at the acquisition date was $469 million, which is to be amortized into interest income over the estimated remaining life of the loans, as described within Note 2. Basis of Presentation and Summary of Significant Accounting Policies within our 2023 Form 10-K. The interest and fees related to the acquired business are included in our Condensed Consolidated Statements of Earnings subsequent to the acquisition date and totaled $91 million and $232 million for the three and nine months ended September 30, 2024, respectively. These amounts include amortization of the loan discount recognized at acquisition of $42 million and $122 million, respectively. Expense activities, including those associated with the acquired business, are managed for the Company as a whole.
Loans acquired without a more-than-insignificant credit deterioration since origination are measured under the Allowance for Credit Losses model, as described within Note 2. Basis of Presentation and Summary of Significant Accounting Policies within our 2023 Form 10-K. The Company’s best estimate of contractual cash flows not expected to be collected at the date of acquisition was $180 million, which is included within our allowance for credit losses, and recognized through provision for credit losses in our Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2024.
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

NOTE 4.    DEBT SECURITIES
All of our debt securities are classified as available-for-sale and are held to meet our liquidity objectives or to comply with the Community Reinvestment Act (“CRA”). Our debt securities consist of the following:

	September 30, 2024				December 31, 2023
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
($ in millions)	cost	gains	losses	fair value	cost	gains	losses	fair value
U.S. government and federal agency	$814	$5	$—	$819	$2,264	$1	$(1)	$2,264
State and municipal	17	—	—	17	10	—	—	10
Residential mortgage-backed(a)	345	—	(29)	316	392	—	(38)	354
Asset-backed(b)	1,178	8	(1)	1,185	1,167	4	(8)	1,163
Other	8	—	—	8	8	—	—	8
Total(c)	$2,362	$13	$(30)	$2,345	$3,841	$5	$(47)	$3,799
_______________________
(a)    All of our residential mortgage-backed securities have been issued by government-sponsored entities and are collateralized by U.S. mortgages.
(b)    Our asset-backed securities are collateralized by credit card and auto loans.
(c)    At September 30, 2024 and December 31, 2023, the estimated fair value of debt securities pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve discount window advances was $701 million and $360 million, respectively.
The following table presents the estimated fair values and gross unrealized losses of our available-for-sale debt securities:

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
($ in millions)	fair value	losses	fair value	losses
At September 30, 2024
U.S. government and federal agency	$—	$—	$—	$—
State and municipal	5	—	4	—
Residential mortgage-backed	—	—	305	(29)
Asset-backed	43	—	136	(1)
Other	—	—	—	—
Total	$48	$—	$445	$(30)

At December 31, 2023
U.S. government and federal agency	$495	$—	$399	$(1)
State and municipal	—	—	9	—
Residential mortgage-backed	1	—	346	(38)
Asset-backed	171	—	244	(8)
Other	—	—	8	—
Total	$667	$—	$1,006	$(47)
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
Contractual Maturities of Investments in Available-for-Sale Debt Securities

	Amortized	Estimated	Weighted
At September 30, 2024 ($ in millions)	cost	fair value	average yield (a)
Due
Within one year	$1,272	$1,275	4.8%
After one year through five years	$747	$755	5.0%
After five years through ten years	$149	$141	1.8%
After ten years	$194	$174	2.2%
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
There were no material realized gains or losses recognized for the nine months ended September 30, 2024 and 2023.
Although we generally do not have the intent to sell any specific securities held at September 30, 2024, in the ordinary course of managing our debt securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield, liquidity requirements and funding obligations.
NOTE 5.    LOAN RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

($ in millions)	September 30, 2024	December 31, 2023
Credit cards	$94,008	$97,043
Consumer installment loans	6,125	3,977
Commercial credit products	1,936	1,839
Other	124	129
Total loan receivables, before allowance for credit losses(a)(b)(c)	$102,193	$102,988
_______________________
(a)Total loan receivables include $21.2 billion and $21.4 billion of restricted loans of consolidated securitization entities at September 30, 2024 and December 31, 2023, respectively. See Note 6. Variable Interest Entities for further information on these restricted loans.
(b)At September 30, 2024 and December 31, 2023, loan receivables included deferred costs, net of purchase discounts and deferred income, of $(251) million and $213 million, respectively.
(c)At September 30, 2024 and December 31, 2023, $21.2 billion and $22.4 billion, respectively, of loan receivables were pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve discount window advances.

Allowance for Credit Losses(a)(b)

($ in millions)	Balance at July 1, 2024	Provision charged to operations(c)	Gross charge-offs	Recoveries	Other	Balance at September 30, 2024
Credit cards	$10,255	$1,460	$(1,720)	$291	$—	$10,286
Consumer installment loans	602	99	(100)	11	—	612
Commercial credit products	123	41	(37)	2	—	129
Other	2	—	—	—	—	2
Total	$10,982	$1,600	$(1,857)	$304	$—	$11,029

($ in millions)	Balance at July 1, 2023	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2023
Credit cards	$9,464	$1,357	$(1,265)	$225	$9,781
Consumer installment loans	221	92	(59)	10	264
Commercial credit products	112	38	(28)	2	124
Other	7	1	(1)	—	7
Total	$9,804	$1,488	$(1,353)	$237	$10,176

($ in millions)	Balance at January 1, 2024	Provision charged to operations(c)	Gross charge-offs	Recoveries	Other(d)	Balance at September 30, 2024
Credit cards	$10,156	$4,515	$(5,313)	$921	$7	$10,286
Consumer installment loans	279	557	(297)	34	39	612
Commercial credit products	131	101	(109)	6	—	129
Other	5	(2)	(1)	—	—	2
Total	$10,571	$5,171	$(5,720)	$961	$46	$11,029

($ in millions)	Balance at January 1, 2023	Impact of ASU 2022-02 Adoption	Post-Adoption Balance at January 1, 2023	Provision charged to operations	Gross charge-offs	Recoveries	Balance at September 30, 2023
Credit cards	$9,225	$(294)	$8,931	$3,853	$(3,697)	$694	$9,781
Consumer installment loans	208	1	209	182	(148)	21	264
Commercial credit products	87	(1)	85	126	(93)	6	124
Other	7	—	8	—	(1)	—	7
Total	$9,527	$(294)	$9,233	$4,161	$(3,939)	$721	$10,176
_______________________
(a)The allowance for credit losses at September 30, 2024 and 2023 reflects our estimate of expected credit losses for the life of the loan receivables on our Condensed Consolidated Statements of Financial Position at September 30, 2024 and 2023 which includes the consideration of current and expected macroeconomic conditions that existed at those dates.
(b)Excluded from the table above are allowance for credit losses for loan receivables acquired and immediately written off within the period presented.
(c)Provision for credit losses in the Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2024 also includes amounts associated with off-balance sheet credit exposures recorded in Accrued expenses and other liabilities in the Condensed Consolidated Statements of Financial Position.
(d)Primarily represents allowance for credit losses for PCD assets.
The reasonable and supportable forecast period used in our estimate of credit losses at September 30, 2024 was 12 months, consistent with the forecast period utilized since the adoption of CECL. Beyond the reasonable and supportable forecast period, we revert to historical loss information at the loan receivables segment level over a 6-month period, gradually increasing the weight of historical losses by an equal amount each month during the reversion period, and utilize historical loss information thereafter for the remaining life of the portfolio. The reversion period and methodology remain unchanged since the adoption of CECL.

Losses on loan receivables, including those which are modified for borrowers experiencing financial difficulty, are estimated and recognized upon origination of the loan, based on expected credit losses for the life of the loan balance at September 30, 2024. Expected credit loss estimates are developed using both quantitative models and qualitative adjustments, and incorporates a macroeconomic forecast, as described within Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our 2023 annual consolidated financial statements within our 2023 Form 10-K. The current and forecasted economic conditions at the balance sheet date influenced our current estimate of expected credit losses, which reflects our expectations of the macroeconomic environment. There have been no significant changes in our overall expectation of credit losses during the current quarterly period. We continued to experience a decrease in payment rates from the second quarter and have also experienced an increase in net charge-offs during the nine months ended September 30, 2024 as compared to the prior year period. These conditions are reflected in our current estimate of expected credit losses. Our allowance for credit losses increased to $11.0 billion during the nine months ended September 30, 2024, primarily reflecting these conditions and the impact of the Ally Lending acquisition. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our 2023 annual consolidated financial statements within our 2023 Form 10-K for additional information on our significant accounting policies related to our allowance for credit losses.
Delinquent and Non-accrual Loans
The following table provides information on our delinquent and non-accrual loans:

At September 30, 2024 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing
Credit cards	$2,318	$2,298	$4,616	$2,298	$—
Consumer installment loans	134	40	174	—	40
Commercial credit products	49	44	93	44	—
Total delinquent loans	$2,501	$2,382	$4,883	$2,342	$40
Percentage of total loan receivables	2.4%	2.3%	4.8%	2.3%	—%

At December 31, 2023 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing
Credit cards	$2,375	$2,290	$4,665	$2,290	$—
Consumer installment loans	96	23	119	—	23
Commercial credit products	61	40	101	40	—
Total delinquent loans	$2,532	$2,353	$4,885	$2,330	$23
Percentage of total loan receivables	2.5%	2.3%	4.7%	2.3%	—%

Credit Quality Indicators
Our loan receivables portfolio includes both secured and unsecured loans. Secured loan receivables are largely comprised of consumer installment loans secured by equipment. Unsecured loan receivables are largely comprised of our open-ended consumer and commercial revolving credit card loans. As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, including delinquency information, as well as information from credit bureaus relating to the customer’s broader credit performance. We utilize VantageScore credit scores to assist in our assessment of credit quality. VantageScore credit scores are obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three credit score categories: (i) 651 or higher, which are considered the strongest credits; (ii) 591 to 650, considered moderate credit risk; and (iii) 590 or less, which are considered weaker credits. There are certain customer accounts, including for our commercial credit products, for which a VantageScore credit score may not be available where we use alternative sources to assess their credit quality and predict behavior. The following table provides the most recent VantageScore credit scores, or equivalent, available for our revolving credit card and commercial credit product customers at September 30, 2024, December 31, 2023 and September 30, 2023, respectively, as a percentage of each class of loan receivable. The table below excludes 0.3% of our total loan receivables balance for our credit cards and commercial credit products at each of September 30, 2024, December 31, 2023 and September 30, 2023, which represents those customer accounts for which a VantageScore credit score, or equivalent, is not available.

	September 30, 2024			December 31, 2023			September 30, 2023
	651 or	591 to	590 or	651 or	591 to	590 or	651 or	591 to	590 or
	higher	650	less	higher	650	less	higher	650	less
Credit cards	72%	19%	9%	72%	19%	9%	73%	19%	8%
Commercial credit products	83%	7%	10%	83%	10%	7%	86%	7%	7%
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
Consumer Installment Loans by Origination Year

	By origination year
At September 30, 2024 ($ in millions)	2024	2023	2022	2021	2020	Prior	Total
Amortized cost basis	$2,269	$1,997	$1,129	$484	$201	$45	$6,125
30-89 days delinquent	$34	$47	$32	$14	$6	$1	$134
90 or more days delinquent	$10	$14	$11	$4	$1	$—	$40

	By origination year
At December 31, 2023 ($ in millions)	2023	2022	2021	2020	2019	Prior	Total
Amortized cost basis	$2,097	$931	$541	$312	$69	$27	$3,977
30-89 days delinquent	$44	$25	$15	$9	$2	$1	$96
90 or more days delinquent	$11	$6	$4	$2	$—	$—	$23

Gross Charge-offs for Consumer Installment Loans by Origination Year

	By origination year
For the nine months ended ($ in millions)	2024	2023	2022	2021	2020	Prior	Total
September 30, 2024	$23	$135	$87	$35	$13	$4	$297
September 30, 2023	$—	$29	$66	$32	$15	$6	$148

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
The following table provides information on our loan modifications made to borrowers experiencing financial difficulty during the periods presented, which do not include loans that are classified as loan receivables held for sale:

Three months ended September 30	2024		2023
($ in millions)	Amount(a)	% of Total Class of Loan Receivables	Amount	% of Total Class of Loan Receivables
Long-term modifications
Credit cards	$442	0.5%	$412	0.4%
Consumer installment loans	—	—%	—	—%
Commercial credit products	3	0.2%	1	0.1%
Short-term modifications
Credit cards	231	0.2%	163	0.2%
Consumer installment loans	—	—%	—	—%
Commercial credit products	—	—%	—	—%
Total	$676	0.7%	$576	0.6%

Nine months ended September 30	2024		2023
($ in millions)	Amount(a)	% of Total Class of Loan Receivables	Amount	% of Total Class of Loan Receivables
Long-term modifications
Credit cards	$1,322	1.4%	$1,134	1.2%
Consumer installment loans	—	—%	—	—%
Commercial credit products	7	0.4%	4	0.2%
Short-term modifications
Credit cards	704	0.7%	440	0.5%
Consumer installment loans	—	—%	—	—%
Commercial credit products	1	—%	—	—%
Total	$2,034	2.0%	$1,578	1.6%
_______________________
(a)Represents balance at enrollment date. Long-term and short-term loan modifications made to borrowers for the nine months ended September 30, 2024 had amortized cost balances at September 30, 2024 of $1.1 billion and $149 million, respectively.
Financial Effects of Loan Modifications to Borrowers Experiencing Financial Difficulty
As part of our loan modifications to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability.

For long-term modifications made in the three and nine months ended September 30, 2024 and September 30, 2023, the financial effect of these modifications reduced the weighted-average interest rates by 97% for all periods presented. For short-term modifications made in the three months ended September 30 2024 and 2023, unpaid balances of $15 million and $10 million, respectively, were forgiven. For short-term modifications made in the nine months ended September 30, 2024 and 2023, unpaid balances of $216 million and $123 million, respectively, were forgiven. Additionally, beginning in the three months ended September 30, 2024, for borrowers that enroll in our short-term loan modification programs, we no longer charge interest and penalty fees during the term of the program.
Performance of Loans Modified to Borrowers Experiencing Financial Difficulty
The following tables provide information on the performance of loans modified to borrowers experiencing financial difficulty which have been modified within the previous 12 months and remain in a modification program at September 30, 2024. For the comparative period, amounts represent loans that were modified subsequent to January 1, 2023 and remained in a modification program at September 30, 2023:

	Amortized cost basis
At September 30, 2024 ($ in millions)	Current	30-89 days delinquent	90 or more days delinquent	Total past due(a)
Long-term modifications
Credit cards	$1,002	$178	$132	$310
Consumer installment loans	—	—	—	—
Commercial credit products	3	1	1	2
Short-term modifications
Credit cards	72	38	39	77
Consumer installment loans	—	—	—	—
Commercial credit products	—	—	—	—
Total delinquent modified loans	$1,077	$217	$172	$389
Percentage of total loan receivables	1.1%	0.2%	0.2%	0.4%

	Amortized cost basis
At September 30, 2023 ($ in millions)	Current	30-89 days delinquent	90 or more days delinquent	Total past due(a)
Long-term modifications
Credit cards	$655	$150	$118	$268
Consumer installment loans	—	—	—	—
Commercial credit products	2	1	1	2
Short-term modifications
Credit cards	40	28	39	67
Consumer installment loans	—	—	—	—
Commercial credit products	—	—	—	—
Total delinquent modified loans	$697	$179	$158	$337
Percentage of total loan receivables	0.7%	0.2%	0.1%	0.3%
___________________
(a)    Once a loan has been modified, it only returns to current status (re-aged) after three consecutive monthly program payments are received post the modification date.

Payment Defaults
The following table presents the type, number and amount of loans to borrowers experiencing financial difficulty that enrolled in a long-term modification program within the previous 12 months from September 30, 2024, or between January 1, 2023 and September 30, 2023 for the comparative period, and experienced a payment default and charged-off during the period presented:

Three months ended September 30	2024		2023
($ in millions, accounts in thousands)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	43	$116	31	$77
Consumer installment loans	—	—	—	—
Commercial credit products	—	1	—	1
Total	43	$117	31	$78

Nine months ended September 30	2024		2023
($ in millions, accounts in thousands)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	96	$259	51	$122
Consumer installment loans	—	—	—	—
Commercial credit products	1	2	—	1
Total	97	$261	51	$123
Of the loans modified to borrowers experiencing financial difficulty that enrolled in a short-term modification program within the previous 12 months from September 30, 2024, or between January 1, 2023 and September 30, 2023 for the comparative period, 60% and 50% had fully completed all required payments and successfully exited the program during the nine months ended September 30, 2024 and 2023, respectively.
Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and by applying the same credit standards for all of our credit products. Unused credit card lines available to our customers totaled approximately $432 billion and $427 billion at September 30, 2024 and December 31, 2023, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.

Interest Income by Product
The following table provides additional information about our interest and fees on loans, including merchant discounts, from our loan receivables, including held for sale:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Credit cards(a)	$5,236	$5,003	$15,345	$14,179
Consumer installment loans	238	108	630	285
Commercial credit products	46	38	134	108
Other	2	2	7	7
Total(b)	$5,522	$5,151	$16,116	$14,579
_______________________
(a)Interest income on credit cards that was reversed related to accrued interest receivables written off was $551 million and $422 million for the three months ended September 30, 2024 and 2023, respectively, and $1.7 billion and $1.3 billion for the nine months ended September 30, 2024 and 2023, respectively.
(b)Deferred merchant discounts to be recognized in interest income at both September 30, 2024 and December 31, 2023, was $1.9 billion, respectively, which are included in Accrued expenses and other liabilities in our Condensed Consolidated Statement of Financial Position.

NOTE 6.    VARIABLE INTEREST ENTITIES
We use VIEs to securitize loan receivables and arrange asset-backed financing in the ordinary course of business. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE and we did not provide non-contractual support for previously transferred loan receivables to any of these VIEs in the three and nine months ended September 30, 2024 and 2023. Our VIEs are able to accept new loan receivables and arrange new asset-backed financings, consistent with the requirements and limitations on such activities placed on the VIE by existing investors. Once an account has been designated to a VIE, the contractual arrangements we have require all existing and future loan receivables originated under such account to be transferred to the VIE. The amount of loan receivables held by our VIEs in excess of the minimum amount required under the asset-backed financing arrangements with investors may be removed by us under removal of accounts provisions. All loan receivables held by a VIE are subject to claims of third-party investors.
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
The loan receivables in these entities have risks and characteristics similar to our other loan receivables and were underwritten to the same standard. Accordingly, the performance of these assets has been similar to our other comparable loan receivables, and the blended performance of the pools of receivables in these entities reflects the eligibility criteria that we apply to determine which receivables are selected for transfer. Contractually, the cash flows from these loan receivables must first be used to pay third-party debt holders, as well as other expenses of the entity. Excess cash flows, if any, are available to us. The creditors of these entities have no claim on our other assets.

The table below summarizes the assets and liabilities of our consolidated securitization VIEs described above:

($ in millions)	September 30, 2024	December 31, 2023
Assets
Loan receivables, net(a)	$19,246	$19,537
Other assets(b)	47	47
Total	$19,293	$19,584

Liabilities
Borrowings	$8,015	$7,267
Other liabilities	29	31
Total	$8,044	$7,298
_______________________
(a)    Includes $1.9 billion and $1.9 billion of related allowance for credit losses resulting in gross restricted loan receivables of $21.2 billion and $21.4 billion at September 30, 2024 and December 31, 2023, respectively.
(b)    Includes $42 million and $45 million of segregated funds held by the VIEs at September 30, 2024 and December 31, 2023, respectively, which are classified as restricted cash and equivalents and included as a component of Other assets in our Condensed Consolidated Statements of Financial Position.
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
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $1.2 billion and $1.0 billion, for the three months ended September 30, 2024 and 2023, respectively. Related expenses consisted primarily of provision for credit losses of $331 million and $189 million, for the three months ended September 30, 2024 and 2023, respectively, and interest expense of $108 million and $86 million, for the three months ended September 30, 2024 and 2023, respectively.
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $3.2 billion and $2.9 billion, for the nine months ended September 30, 2024 and 2023, respectively. Related expenses consisted primarily of provision for credit losses of $753 million and $553 million, for the nine months ended September 30, 2024 and 2023, respectively, and interest expense of $323 million and $241 million, for the nine months ended September 30, 2024 and 2023, respectively. These amounts do not include intercompany transactions, principally fees and interest, which are eliminated in our condensed consolidated financial statements.
Non-consolidated VIEs
As part of our community reinvestment initiatives, we invest in funds that invest in affordable housing properties and receive affordable housing tax credits for these investments. These investments included in our Condensed Consolidated Statement of Financial Position totaled $755 million and $736 million at September 30, 2024 and December 31, 2023, respectively, and represents our total exposure for these entities.
For the three months ended September 30, 2024 and 2023, provision for income taxes included amortization expense of $24 million and $21 million, respectively, and tax credits and other tax benefits of $30 million and $25 million, respectively, associated with investments in affordable housing properties. For the nine months ended September 30, 2024 and 2023, provision for income taxes included amortization expense of $71 million and $56 million, respectively, and tax credits and other tax benefits of $86 million and $72 million, respectively, associated with investments in affordable housing properties.

Our other investments in non-consolidated VIEs, totaled $282 million and $252 million at September 30, 2024 and December 31, 2023, respectively. At September 30, 2024, the Company also had investment commitments of $197 million related to these investments.
NOTE 7.    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill

($ in millions)	2024
Balance at January 1	$1,018
Change in amounts allocated to disposition of business(a)	4
Goodwill recognized upon acquisition	252
Balance at September 30	$1,274
_____________
(a)    The change in the nine months ended September 30, 2024 was based upon the carrying amount of net assets of Pets Best and the final valuation of consideration received at closing.
Intangible Assets

	September 30, 2024			December 31, 2023
($ in millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Capitalized software	$2,191	$(1,490)	$701	$2,065	$(1,302)	$763
Other	194	(130)	64	204	(152)	52
Total	$2,385	$(1,620)	$765	$2,269	$(1,454)	$815
During the nine months ended September 30, 2024, we recorded additions to intangible assets subject to amortization of $193 million, primarily related to capitalized software expenditures, as well as intangible assets of $18 million related to the Ally Lending acquisition. See Note 3. Acquisitions and Dispositions for additional information.
Amortization expense was $83 million and $74 million for the three months ended September 30, 2024 and 2023, respectively, and $243 million and $216 million for the nine months ended September 30, 2024 and 2023, respectively, and is included as a component of Other expense in our Condensed Consolidated Statements of Earnings.

NOTE 8.    DEPOSITS

	September 30, 2024		December 31, 2023
($ in millions)	Amount	Average rate(a)	Amount	Average rate(a)
Interest-bearing deposits	$81,901	4.7%	$80,789	3.9%
Non-interest-bearing deposits	383	—	364	—
Total deposits	$82,284		$81,153
____________________
(a)Based on interest expense for the nine months ended September 30, 2024 and the year ended December 31, 2023 and average deposits balances.
At September 30, 2024 and December 31, 2023, interest-bearing deposits included $11.0 billion and $10.0 billion, respectively, of certificates of deposit that exceeded applicable FDIC insurance limits, which are generally $250,000 per depositor for each account ownership category. These amounts include partially insured certificates of deposit.
At September 30, 2024, our interest-bearing time deposits maturing for the remainder of 2024 and over the next four years and thereafter were as follows:

($ in millions)	2024	2025	2026	2027	2028	Thereafter
Deposits	$6,429	$32,886	$3,032	$2,969	$1,526	$916
The above maturity table excludes $30.0 billion of demand deposits with no defined maturity, of which $27.9 billion are savings accounts. In addition, at September 30, 2024, we had $4.1 billion of broker network deposit sweeps procured through a program arranger who channels brokerage account deposits to us that are also excluded from the above maturity table. Unless extended, the contracts associated with these broker network deposit sweeps will terminate between 2025 and 2026.

NOTE 9.    BORROWINGS

	September 30, 2024				December 31, 2023
($ in millions)	Maturity date	Interest Rate	Weighted average interest rate	Outstanding Amount(a)(b)	Outstanding Amount(a)(b)
Borrowings of consolidated securitization entities:
Fixed securitized borrowings	2025 - 2027	3.37% - 5.74%	4.73%	$4,915	$3,417
Floating securitized borrowings	2024 - 2027	5.81% - 6.07%	5.90%	3,100	3,850
Total borrowings of consolidated securitization entities			5.18%	8,015	7,267

Senior unsecured notes:
Synchrony Financial senior unsecured notes:
Fixed senior unsecured notes	2025 - 2031	2.87% - 5.15%	4.19%	4,635	6,480
Fixed to floating senior unsecured notes(c)	2030	5.94%	5.94%	745	—

Synchrony Bank senior unsecured notes:
Fixed senior unsecured notes	2025 - 2027	5.40% - 5.63%	5.49%	1,496	1,494
Total senior unsecured notes			4.66%	6,876	7,974

Subordinated unsecured notes:
Synchrony Financial subordinated unsecured notes:
Fixed subordinated unsecured notes	2033	7.25%	7.25%	741	741
Total senior and subordinated unsecured notes			4.91%	7,617	8,715

Total borrowings				$15,632	$15,982
___________________
(a)Includes unamortized debt premiums, discounts and issuance costs.
(b)The Company may redeem certain borrowings prior to their original contractual maturity dates in accordance with the optional redemption provision specified in the respective instruments
(c)Interest rate fixed through August 1, 2029; resets August 2, 2029 to floating rate based on compounded Secured Overnight Financing Rate ("SOFR") plus 213 basis points.
Debt Maturities
The following table summarizes the maturities of the principal amount of our borrowings of consolidated securitization entities and senior and subordinated unsecured notes for the remainder of 2024 and over the next four years and thereafter:

($ in millions)	2024	2025	2026	2027	2028	Thereafter
Borrowings	$175	$5,650	$3,250	$3,700	$—	$2,900
Senior Unsecured Notes
2024 Issuance ($ in millions):

Issuance Date	Principal Amount	Maturity	Interest Rate
Fixed to floating rate subordinated unsecured notes:
Synchrony Financial
August 2024	$750	August 2030	5.935%

Additional Sources of Liquidity
We have undrawn committed and uncommitted capacity under certain credit facilities, primarily from private lenders under our securitization programs, subject to customary borrowing conditions, and also have access to the Federal Reserve discount window.
At September 30, 2024, we had an aggregate of $2.7 billion of undrawn capacity under our securitization financings, of which $2.2 billion was committed and $450 million was uncommitted. At December 31, 2023, we had an aggregate of $2.5 billion of undrawn capacity under our securitization financings, of which all was committed.
At September 30, 2024 and December 31, 2023, we had an aggregate of $500 million of undrawn committed capacity under our unsecured revolving credit facility with private lenders.
At September 30, 2024 and December 31, 2023, we had an aggregate of $11.4 billion and $10.4 billion, respectively, of available borrowing capacity through the Federal Reserve discount window based on the amount and type of assets pledged.

NOTE 10.    FAIR VALUE MEASUREMENTS
For a description of how we estimate fair value, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies in our 2023 annual consolidated financial statements within our 2023 Form 10-K. The following tables present our assets and liabilities measured at fair value on a recurring basis.
Recurring Fair Value Measurements

At September 30, 2024 ($ in millions)	Level 1	Level 2	Level 3	Total(a)
Assets
Debt securities
U.S. government and federal agency	$—	$819	$—	$819
State and municipal	—	—	17	17
Residential mortgage-backed	—	316	—	316
Asset-backed	—	1,185	—	1,185
Other	—	—	8	8
Other(b)	15	—	8	23
Total	$15	$2,320	$33	$2,368

Liabilities
Other(c)	—	—	10	10
Total	$—	$—	$10	$10

At December 31, 2023 ($ in millions)
Assets
Debt securities
U.S. government and federal agency	$—	$2,264	$—	$2,264
State and municipal	—	—	10	10
Residential mortgage-backed	—	354	—	354
Asset-backed	—	1,162	—	1,162
Other	—	—	8	8
Other(b)	14	—	10	24
Total	$14	$3,780	$28	$3,822

Liabilities
Other(c)	—	—	$4	$4
Total	$—	$—	$4	$4
_______________________
(a)    For the nine months ended September 30, 2024 and 2023, there were no fair value measurements transferred between levels.
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
The changes in our Level 3 assets and liabilities that are measured on a recurring basis for the three and nine months ended September 30, 2024 and 2023, respectively, were not material.

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

	Carrying	Corresponding fair value amount
At September 30, 2024 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$17,934	$17,934	$17,934	$—	$—
Other assets(a)(b)	$47	$47	$47	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$91,156	$104,113	$—	$—	$104,113

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$82,284	$82,493	$—	$82,493	$—
Borrowings of consolidated securitization entities	$8,015	$8,065	$—	$4,968	$3,097
Senior and subordinated unsecured notes	$7,617	$7,558	$—	$7,558	$—

	Carrying	Corresponding fair value amount
At December 31, 2023 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$14,259	$14,259	$14,259	$—	$—
Other assets(a)(b)	$50	$50	$50	$—	$—
Assets held for sale(d)	$112	$112	$112	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$92,407	$104,761	$—	$—	$104,761

Financial Liabilities
Financial liabilities carried at other than fair value:
Deposits	$81,153	$80,935	$—	$80,935	$—
Borrowings of consolidated securitization entities	$7,267	$7,250	$—	$3,411	$3,839
Senior and subordinated unsecured notes	$8,715	$8,423	$—	$8,423	$—
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
(d)    Includes $19 million of cash and equivalents and $93 million of restricted cash and equivalents.

Equity Securities Without Readily Determinable Fair Values

	Three months ended		Nine months ended
At or for the periods ended September 30 ($ in millions)	2024	2023	2024	2023
Carrying value(a)	$270	$268	$270	$268
Upward adjustments(b)	—	17	—	17
Downward adjustments(b)	(5)	(5)	(7)	(6)
_______________________
(a)    Carrying value reflects cumulative purchases and sales in addition to upward and downward carrying value changes, and at December 31, 2023 was $270 million.
(b)    Between January 1, 2018 and September 30, 2024, cumulative upward and downward carrying value adjustments were $205 million and $(21) million, respectively.
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
At September 30, 2024 and December 31, 2023, Synchrony Financial met all applicable requirements to be deemed well-capitalized pursuant to Federal Reserve Board regulations. At September 30, 2024 and December 31, 2023, the Bank also met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. There are no conditions or events subsequent to September 30, 2024 that management believes have changed the Company's or the Bank’s capital category.

The actual capital amounts, ratios and the applicable required minimums of the Company and the Bank are as follows:
Synchrony Financial

At September 30, 2024 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)
Total risk-based capital	$16,864	16.4%	$8,248	8.0%
Tier 1 risk-based capital	$14,723	14.3%	$6,186	6.0%
Tier 1 leverage	$14,723	12.5%	$4,726	4.0%
Common equity Tier 1 Capital	$13,501	13.1%	$4,640	4.5%

At December 31, 2023 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)
Total risk-based capital	$15,464	14.9%	$8,277	8.0%
Tier 1 risk-based capital	$13,334	12.9%	$6,208	6.0%
Tier 1 leverage	$13,334	11.7%	$4,563	4.0%
Common equity Tier 1 Capital	$12,600	12.2%	$4,656	4.5%
Synchrony Bank

At September 30, 2024 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio
Total risk-based capital	$15,583	15.9%	$7,852	8.0%	$9,815	10.0%
Tier 1 risk-based capital	$13,499	13.8%	$5,889	6.0%	$7,852	8.0%
Tier 1 leverage	$13,499	12.1%	$4,469	4.0%	$5,586	5.0%
Common equity Tier I capital	$13,499	13.8%	$4,417	4.5%	$6,380	6.5%

At December 31, 2023 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio
Total risk-based capital	$14,943	15.3%	$7,822	8.0%	$9,778	10.0%
Tier 1 risk-based capital	$12,880	13.2%	$5,867	6.0%	$7,822	8.0%
Tier 1 leverage	$12,880	12.0%	$4,302	4.0%	$5,377	5.0%
Common equity Tier I capital	$12,880	13.2%	$4,400	4.5%	$6,356	6.5%
_______________________
(a)Capital ratios are calculated based on the Basel III Standardized Approach rules. Capital amounts and ratios at September 30, 2024 and at December 31, 2023 in the above tables reflect the applicable CECL regulatory capital transition adjustment.
(b)At September 30, 2024 and at December 31, 2023, Synchrony Financial and the Bank also must maintain a capital conservation buffer of common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 2.5 percentage points to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.
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
The following table presents the calculation of basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2024	2023	2024	2023
Net earnings	$789	$628	$2,725	$1,798
Preferred stock dividends	(21)	(10)	$(51)	$(31)
Net earnings available to common stockholders	$768	$618	$2,674	$1,767

Weighted average common shares outstanding, basic	392.3	416.0	398.7	$424.3
Effect of dilutive securities	4.2	2.4	3.7	$2.2
Weighted average common shares outstanding, dilutive	396.5	418.4	$402.4	$426.5

Earnings per basic common share	$1.96	$1.49	$6.71	$4.16
Earnings per diluted common share	$1.94	$1.48	$6.65	$4.14
We have issued certain stock-based awards under both the Synchrony Financial 2014 and 2024 Long-Term Incentive Plans. A total of zero shares and 3 million shares for the three months ended September 30, 2024 and 2023, respectively, and 1 million and 5 million shares for the nine months ended September 30, 2024 and 2023, respectively, related to these awards, were considered anti-dilutive and therefore were excluded from the computation of diluted earnings per common share.
NOTE 13.    EQUITY AND OTHER STOCK RELATED INFORMATION
Preferred Stock
The following table summarizes the Company's preferred stock issued and outstanding at September 30, 2024 and December 31, 2023.

Series	Issuance Date	Redeemable by Issuer Beginning	Per Annum Dividend Rate	Liquidation Preference per Share	Total Shares Outstanding	September 30, 2024	December 31, 2023
($ in millions, except per share data)
Series A(a)	November 14, 2019	November 15, 2024	5.625%	$1,000	750,000	$734	$734
Series B(a)	February 23, 2024	May 15, 2029	8.25%(b)	$1,000	500,000	$488	$—
						$1,222	$734
_______________________
(a)Issued as depositary shares, each representing a 1/40th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable quarterly on February 15, May 15, August 15 and November 15 of each calendar year at a fixed rate, in each case when, as and if declared by the Board of Directors.
(b)Through May 14, 2029; resets May 15, 2029 and each date falling on the fifth anniversary at 5-Year Treasury Rate plus 4.044%.

NOTE 14.    INCOME TAXES
Unrecognized Tax Benefits

($ in millions)	September 30, 2024	December 31, 2023
Unrecognized tax benefits, excluding related interest expense and penalties(a)	$232	$230
Portion that, if recognized, would reduce tax expense and effective tax rate(b)	$183	$182
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
We establish a liability that represents the difference between a tax position taken (or expected to be taken) on an income tax return and the amount of taxes recognized in our financial statements. The liability associated with the unrecognized tax benefits is adjusted periodically when new information becomes available. The amount of unrecognized tax benefits that is reasonably possible to be resolved in the next twelve months is expected to be $35 million, of which $28 million, if recognized, would reduce the Company's tax expense and effective tax rate.
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
The following table presents the approximate net interest income impacts forecasted over the next twelve months from an immediate and parallel change in interest rates affecting all interest rate sensitive assets and liabilities at September 30, 2024.

Basis Point Change	At September 30, 2024
($ in millions)
-100 basis points	$(223)
+100 basis points	$72
For a more detailed discussion of our exposure to market risk, refer to “Management's Discussion and Analysis—Quantitative and Qualitative Disclosures about Market Risk” in our 2023 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), and based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

No change in internal control over financial reporting occurred during the fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding purchases of our common stock primarily related to our share repurchase program that were made by us or on our behalf during the three months ended September 30, 2024.

($ in millions, except per share data)	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs(b)(c)
July 1 - 31, 2024	35,424	$48.74	—	$1,000.0
August 1 - 31, 2024	5,001,194	45.41	5,000,000	773.0
September 1 - 30, 2024	1,607,751	45.41	1,606,512	700.0
Total	6,644,369	$45.43	6,606,512	$700.0
_______________________
(a)Includes 35,424 shares, 1,194 shares and 1,239 shares withheld in July, August and September, respectively, to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying performance stock awards, restricted stock awards or upon the exercise of stock options.
(b)Amounts exclude commission costs.
(c)In April 2024 the Board of Directors approved an incremental share repurchase program of up to $1.0 billion through June 30, 2025.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Trading Plans
On July 19, 2024, Jonathan S. Mothner, Executive Vice President, Chief Risk and Legal Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Mothner’s plan covers the sale of an aggregate amount of 34,163 of the Company’s securities, and will terminate on July 21, 2025, or an earlier date under certain circumstances specified under the terms of the plan, including if all trades are executed or all orders related to the trades under the plan expire. During the three months ended September 30, 2024, no other director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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
4.1
Twelfth Supplemental Indenture, dated as of August 2, 2024, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on August 2, 2024 (No. 001-36560))

4.2	Form of 4.935% Fixed-to-Floating Rate Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on August 2, 2024 (No. 001-36560))
31(a)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
31(b)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
32*	Certification Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included as Exhibit 101)
______________________
*Filed electronically herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synchrony Financial
(Registrant)

October 23, 2024	/s/ Brian J. Wenzel Sr.
Date	Brian J. Wenzel Sr. Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)