Form 10-K
period 2024-12-31
Synchrony Financial
filed 2025-02-07
CIK 1601712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the outstanding common equity of the registrant held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $18,645,501,294.
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of January 31, 2025 was 388,749,489.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held June 17, 2025, is incorporated by reference into Part III to the extent described therein.

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

FORM 10-K CROSS REFERENCE INDEX
____________________________________________________________________________________________

Part I		Page(s)

Item 1.	Business	7 - 24, 82 - 87, 90-101

Item 1A.	Risk Factors	60 - 81, 101 - 106

Item 1B.	Unresolved Staff Comments	Not Applicable

Item 1C.	Cybersecurity	88 - 89

Item 2.	Properties	155

Item 3.	Legal Proceedings	152

Item 4.	Mine Safety Disclosures	Not Applicable

Part II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	156 - 157

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25 - 52, 55 - 59

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	53 - 54

Item 8.	Financial Statements and Supplementary Data	107 - 153

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	Not Applicable

Item 9A.	Controls and Procedures	154

Item 9B.	Other Information	158

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	Not Applicable

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	(a), 158

Item 11.	Executive Compensation	(b)

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	(c)

Item 13.	Certain Relationships and Related Transactions, and Director Independence	(d)

Item 14.	Principal Accountant Fees and Services	(e)

Part IV

Item 15.	Exhibits and Financial Statement Schedules	159 - 169

Item 16.	Form 10-K Summary	Not Applicable

Signatures		170 - 172
______________________
(a)Incorporated by reference to “Management,” “Election of Directors,” “Governance Principles,” “Code of Conduct” and “Committees of the Board of the Directors” in our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be held on June 17, 2025, which will be filed within 120 days of the end our fiscal year ended December 31, 2024 (the “2025 Proxy Statement”).
(b)Incorporated by reference to “Compensation Discussion and Analysis,” “2024 Executive Compensation,” “Management Development and Compensation Committee Report” and “Management Development and Compensation Committee Interlocks and Insider Participation,” “CEO Pay Ratio” and “Policies and Practices related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information” in the 2025 Proxy Statement.
(c)Incorporated by reference to “Beneficial Ownership” and “Equity Compensation Plan Information” in the 2025 Proxy Statement.
(d)Incorporated by reference to “Related Person Transactions,” “Election of Directors” and “Committees of the Board of Directors” in the 2025 Proxy Statement.
(e)Incorporated by reference to “Independent Auditor” in the 2025 Proxy Statement.

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
We provide a range of credit products through programs we have established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which, in our business and in this report, we refer to as our “partners.” The terms of the programs all require cooperative efforts between us and our partners of varying natures and degrees to establish and operate the programs. Our use of the term “partners” to refer to these entities is not intended to, and does not, describe our legal relationship with them, imply that a legal partnership or other relationship exists between the parties or create any legal partnership or other relationship. Information with respect to partner “locations” in this report is given at December 31, 2024. “Open accounts” represents credit card or installment loan accounts that are not closed, blocked or more than 60 days delinquent.
Unless otherwise indicated, references to “loan receivables” do not include loan receivables held for sale.
For a description of certain other terms we use, including “active account” and “purchase volume,” see the notes to "Management’s Discussion and Analysis—Results of Operations—Other Financial and Statistical Data.” There is no standard industry definition for many of these terms, and other companies may define them differently than we do.

“Synchrony” and its logos and other trademarks referred to in this report, including CareCredit®, Quickscreen®, Dual Card™, Synchrony Car Care™ and SyPI™ belong to us. Solely for convenience, we refer to our trademarks in this report without the ™ and ® symbols, but such references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights to our trademarks. Other service marks, trademarks and trade names referred to in this report are the property of their respective owners.
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
Forward-looking statements are based on management’s current expectations and assumptions, and are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, actual results could differ materially from those indicated in these forward-looking statements. Factors that could cause actual results to differ materially include global political, economic, business, competitive, market, regulatory and other factors and risks, such as: the impact of macroeconomic conditions, including factors impacting consumer confidence and economic growth in the United States, and whether industry trends we have identified develop as anticipated; the impact of changes in the U.S. presidential administration and Congress on fiscal, monetary and regulatory policy; retaining existing partners and attracting new partners, concentration of our revenue in a small number of partners, and promotion and support of our products by our partners; cyber-attacks or other security incidents or breaches; disruptions in the operations of our and our outsourced partners' computer systems and data centers; the financial performance of our partners; the Consumer Financial Protection Bureau's ("CFPB") final rule on credit card late fees, including the timing for resolution and outcome of the litigation challenging the final rule, as well as changes to consumer behaviors in response to the final rule, if implemented, the product, pricing and policy changes that have been or will be implemented to mitigate the impacts of the final rule or the final rule not becoming effective; the sufficiency of our allowance for credit losses and the accuracy of the assumptions or estimates used in preparing our financial statements, including those related to the CECL accounting guidance; higher borrowing costs and adverse financial market conditions impacting our funding and liquidity, and any reduction in our credit ratings; our ability to grow our deposits in the future; damage to our reputation; our ability to securitize our loan receivables, occurrence of an early amortization of our securitization facilities, loss of the right to service or subservice our securitized loan receivables, and lower payment rates on our securitized loan receivables; changes in market interest rates; effectiveness of our risk management processes and procedures; reliance on models which may be inaccurate or misinterpreted; our ability to manage our credit risk; our ability to offset increases in our costs in retailer share arrangements; competition in the consumer finance industry; our concentration in the U.S. consumer credit market and susceptibility to market fluctuations and legislative and regulatory developments; our ability to successfully develop and commercialize new or enhanced products and services; our ability to realize the value of acquisitions, dispositions and strategic investments; reductions in interchange fees; fraudulent activity; failure of third-parties to provide various services that are important to our operations; international risks and compliance and regulatory risks and costs associated with international operations; alleged infringement of intellectual property rights of others and our ability to protect our intellectual property; litigation, regulatory actions and compliance issues; our ability to attract, retain and motivate key officers and employees; tax legislation initiatives or challenges to our tax positions and/or interpretations, and state sales tax rules and regulations; regulation, supervision, examination and enforcement of our business by governmental authorities, the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and other legislative and regulatory developments and the impact of the CFPB's regulation of our business, including new requirements and constraints that Synchrony and the Bank are or will become subject to as a result of having $100 billion or more in total assets; impact of capital adequacy rules and liquidity requirements; restrictions that limit our ability to pay dividends and repurchase our common stock, and restrictions that limit the Bank’s ability to pay dividends to us; regulations relating to privacy, information security and data protection; use of third-party vendors and ongoing third-party business relationships; and failure to comply with anti-money laundering and anti-terrorism financing laws.
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included in “Risk Factors Relating to Our Business” and “Risk Factors Relating to Regulation.” You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties, or potentially inaccurate assumptions that could cause our current expectations or beliefs to change. Further, any forward-looking statement, including under the heading "Business Trends and Conditions" below, speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.

OUR BUSINESS
Our Company
____________________________________________________________________________________________
We are a premier consumer financial services company delivering one of the industry's most complete digitally-enabled product suites. Our experience, expertise and scale encompass a broad spectrum of industries, including digital, health and wellness, retail, telecommunications, home, auto, outdoor, pet and more. We have an established and diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” We connect our partners and consumers through our dynamic financial ecosystem and provide them with a diverse set of financing solutions and innovative digital capabilities to address their specific needs and deliver seamless, omnichannel experiences. We utilize a broad set of distribution channels, including mobile apps and websites, as well as online marketplaces and business management solutions like point-of-sale platforms. Our offerings include private label, dual, co-brand and general purpose credit cards, as well as short- and long-term installment loans and consumer banking products. During 2024, we financed $182.2 billion of purchase volume, and at December 31, 2024, we had $104.7 billion of loan receivables and 71.5 million active accounts.
Our business benefits from longstanding and collaborative relationships with our partners, including some of the nation’s leading retailers and manufacturers with well-known consumer brands, such as Lowe’s and Sam's Club and also leading digital partners, such as Amazon and PayPal. We believe our business model has been successful because it aligns our interests with those of our partners and provides substantial value to both our partners and our customers. Our partners promote our credit products because they generate increased sales and strengthen customer loyalty. Our customers benefit from instant access to credit, discounts, or other benefits such as cash back rewards, and promotional offers. We seek to differentiate ourselves through our deep industry expertise, our long history of consumer lending, our innovative digital capabilities and our diverse product suite. We have omnichannel (in-store, online and mobile) technology and marketing capabilities, which allow us to offer and deliver our credit products instantly to customers across multiple channels. We continue to invest in, and develop, our digital assets as we aim to ensure our partners are well positioned for the rapidly evolving environment. We have been able to demonstrate our digital capabilities by providing solutions that meet the needs of our partners and customers, with approximately 57% of our consumer revolving applications in 2024 processed through a digital channel.
We conduct our operations through a single business segment. Profitability and expenses, including funding costs, credit losses and operating expenses, are managed for the business as a whole. Substantially all of our revenue generating activities are within the United States and are aligned through five sales platforms (Home & Auto, Digital, Diversified & Value, Health & Wellness and Lifestyle). Those platforms are organized by the types of partners we work with, and are measured on interest and fees on loans, loan receivables, active accounts and other sales metrics.
We offer our credit products primarily through our wholly-owned subsidiary, the Bank. In addition, through the Bank, we offer, directly to retail, affinity relationships and commercial customers, a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”), including certificates of deposit, individual retirement accounts (“IRAs”), money market accounts, savings accounts and sweep and affinity deposits. We also take deposits at the Bank through third-party securities brokerage firms that offer our FDIC-insured deposit products to their customers. Our deposit base has continued to serve as a source of stable and diversified low-cost funding for our credit activities. At December 31, 2024, we had $82.1 billion in deposits, which represented 84% of our total funding sources.

Our Sales Platforms
____________________________________________________________________________________________
We offer our credit products through five sales platforms: Home & Auto, Digital, Diversified & Value, Health & Wellness and Lifestyle.
Set forth below is a summary of certain information relating to our sales platforms:
Home & Auto
Our Home & Auto sales     platform provides comprehensive payments and financing solutions with integrated in-store and digital experiences through a broad network of partners and merchants providing home and automotive merchandise and services, as well as our Synchrony Car Care network and Synchrony HOME credit card offering. In March 2024, we completed our acquisition of Ally Financial Inc.'s point-of-sale financing business ("Ally Lending"), which deepened our presence in the home improvement sector, including specialty areas such as roofing, HVAC and windows. Home & Auto accounted for $5.8 billion, or 27%, of our total interest and fees on loans for the year ended December 31, 2024.
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
At December 31, 2024, the length of our relationship with each of our five largest partners was over 10 years, and in the case of Lowe's, 45 years.

2024 Partner Agreements:
New partnerships:	• Bel Furniture	• The Carpet Guys
• National Alliance Trade Merchants (NATM)
Program extensions:	• Associated Materials	• Generac
	• Big Sandy	• Jerome's Furniture
	• BrandsMart	• P.C. Richard & Son

Digital
Our Digital sales platform provides comprehensive payments and financing solutions with integrated digital experiences through partners and merchants who primarily engage with their consumers through digital channels. We enable our partners to deepen consumer engagement by embedding payments and financing solutions, delivering compelling value and rewards, and providing personalized offers within seamless experiences. We also work with our partners to extend digital relationships to in-person commerce. In addition to our partner products, we also offer a Synchrony-branded general purpose credit card. Digital accounted for $6.3 billion, or 29%, of our total interest and fees on loans for the year ended December 31, 2024.
Digital Partners
Our Digital sales platform includes key partners delivering digital payment solutions, such as PayPal, including our Venmo program, online marketplaces, such as Amazon and eBay, and digital-first brands and merchants, such as Fanatics, the Qurate brands, and Verizon.
The Digital sales platform has strong alignment with its partners through both long-standing relationships as well as new programs such as our partnership with Virgin Red in 2024. At December 31, 2024, the length of our relationship with each of our three largest partners was over 10 years, and in the case of PayPal, 20 years. The Digital sales platform has highly engaged customers and aims to continue to drive penetration and everyday use by expanding products, channels, and deeper user experience integrations.

2024 Partner Agreements:
New partnerships:	• Virgin Red
Program extensions:	• Cathay Pacific	• Verizon
• Newegg
Diversified & Value
Our Diversified & Value sales platform provides comprehensive payments and financing solutions with integrated in-store and digital experiences through large retail partners who deliver everyday value to consumers shopping for daily needs or important life moments. Diversified & Value accounted for $4.8 billion, or 22%, of our total interest and fees on loans for the year ended December 31, 2024.
Diversified & Value Partners
Our Diversified & Value sales platform is comprised of five large retail partners: Belk, Fleet Farm, JCPenney, Sam's Club and TJX Companies, Inc. Through strong partner alignment, competitive value propositions, and embedding our products in the digital experience, we expect to continue to drive penetration and everyday use.
At December 31, 2024, the length of our relationship with each of these five partners was over 10 years, and in the case of Sam’s Club, 31 years.

2024 Partner Agreements:
Program extensions:	• JCPenney	• Sam's Club(1)
_________________
(1)Renewed in January 2025.

Health & Wellness
Our Health & Wellness sales platform provides comprehensive healthcare payments and financing solutions, through a network of providers and health related retail locations, for those seeking health and wellness care for themselves, their families and their pets, and includes our CareCredit brand, as well as partners such as Walgreens. Health & Wellness accounted for $3.7 billion, or 17%, of our total interest and fees on loans for the year ended December 31, 2024.
We offer customers a CareCredit-branded private label credit card that may be used across our network of CareCredit providers and our CareCredit Dual Card offering, access to installment loans at select providers and our Walgreens private label and Dual Card. In March 2024, we expanded our installment loan offering in health and wellness, including cosmetic, audiology and dentistry through our acquisition of Ally Lending.
In March 2024, we also sold Pets Best Insurance Services, LLC (“Pets Best”) for consideration comprising a combination of cash and an equity interest in Independence Pet Holdings, Inc.
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

At December 31, 2024, we had a network of Health & Wellness providers and health-focused retailers that collectively have over 285,000 locations. Excluding our program agreement with Walgreens, no single Health & Wellness partner accounted for more than 0.6% of our total interest and fees on loans for the year ended December 31, 2024. Accounts originated in dental practices accounted for 50% of Health & Wellness interest and fees on loans for the year ended December 31, 2024.
We believe our ability to attract new partners is aided by being able to provide partners access to our existing CareCredit account holder base. During 2024 over 210,000 provider and retail locations either processed a CareCredit application or made a sale on a CareCredit credit card, and our CareCredit provider locator averaged over 1.9 million views per month during the year ended December 31, 2024.

2024 Partner Agreements:
New partnerships:	• Bond Veterinary	• Pet Paradise
	• Lakefield Veterinary Group	• Western Veterinary
• LaserAway
Extensions:	• Bosley	• LCA Vision
	• HearingLife	• SCI
	• Innovetive	• Suveto
During the year ended December 31, 2024 we also launched the integration of our CareCredit credit card with Pets Best, which is part of Independence Pet Holdings, Inc., to enable direct insurance claim reimbursement for customers.

Lifestyle
Lifestyle provides comprehensive payments and financing solutions with integrated in-store and digital experiences through partners and merchants who offer merchandise in power sports, outdoor power equipment, and other industries such as sporting goods, apparel, jewelry and music. We create customized credit programs for national and regional retailers, manufacturers, and industry associations. Credit extended in this platform, other than for our apparel and sporting goods retail partners, is primarily promotional financing. With our large retail partners, we continue to drive penetration and everyday use through strong partner alignment, competitive value propositions, and embedding our products in the digital experience. Lifestyle accounted for $1.1 billion, or 5%, of our total interest and fees on loans for the year ended December 31, 2024.
Lifestyle Partners
Our Lifestyle sales platform partners include a wide range of key retailers in the apparel, specialty retail, outdoor, music and luxury industry, such as American Eagle, Dick's Sporting Goods, Guitar Center, Kawasaki, Pandora, Polaris, Suzuki and Sweetwater.
At December 31, 2024, the length of our relationship with each of our five largest partners was approximately 10 years or longer, and in the case of American Eagle, 28 years.

2024 Partner Agreements:
New partnerships:	• BRP	• Gibson
Program extensions:	• CF Moto	• EC Barton
	• Daniel's	• Reeds
• Dick's Sporting Goods
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
The types of promotional financing we offer includes deferred interest (interest accrues during a promotional period and becomes payable if the full purchase amount is not paid off during the promotional period), no interest (no interest on a promotional purchase) and reduced interest (interest is assessed monthly at a promotional interest rate during the promotional period). As a result, during the promotional period we do not generate interest income or generate it at a lower rate, although we continue to generate fee income relating to late fees on required minimum payments. For these promotional financing offerings, we generally partner with sellers of “big-ticket” products or services or large basket transactions (generally priced from $500 to $25,000+) to consumers where our financing products and industry expertise provide strong incremental value to our partners and their customers. In addition to our revolving products, we also offer secured installment loans for certain large purchases, primarily for power sports and outdoor power equipment, and also offer unsecured installment loans primarily in our Home & Auto and Health & Wellness sales platforms and also through our other installment products, such as our Synchrony Pay in 4 product for short-term loans. We also promote our programs to sellers through direct marketing activities such as industry trade publications, trade shows and sales efforts by dedicated internal and external sales teams, leveraging our existing partner network or through endorsements through manufacturers and industry associations. Our broad array of point-of-sale technologies and quick enrollment process allow us to quickly and effectively integrate new partners and providers.
Our five largest programs based upon interest and fees on loans for the year ended December 31, 2024, were Amazon, JCPenney, Lowe’s, PayPal and Sam’s Club. These programs accounted in aggregate for 54% of our total interest and fees on loans for the year ended December 31, 2024, and 51% of loan receivables at December 31, 2024. Our programs with Lowe's, PayPal, which includes our Venmo program, and Sam's Club, each accounted for more than 10% of our total interest and fees on loans for the year ended December 31, 2024. The length of our relationship with each of our five largest partners is over 17 years, and in the case of Lowe's, 45 years. During the year ended December 31, 2024 we extended our program agreement with JCPenney and in January 2025 we extended our program agreement with Sam's Club. The current expiration dates for program agreements with our five largest partners range from 2026 through 2034.
Other income related to our program agreements primarily consists of interchange fees, fees paid to us by customers who purchase our Payment Security product and other customer-related fees, such as paper statement fees, less costs incurred related to loyalty programs that we operate for a number of our partners. Interchange fees are earned when our Dual Card credit cards are used outside of our partners’ sales channels, and from transactions using our general purpose co-branded credit cards.
Program Agreements
Our private label credit cards, Dual Cards, co-branded credit card and installment programs for our retail and digital partners are typically governed by program agreements that are each negotiated separately with our partners. Although the terms of the agreements are partner-specific, and may be amended from time to time, under a typical program agreement, our partner agrees to support and promote the program to its customers, but we control credit criteria and issue products to customers who qualify under those criteria. We own the underlying accounts and all loan receivables generated under the program from the time of origination. Other key provisions in our program agreements include:

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
Retailer Share Arrangements
Most of our program agreements with large retail and certain other partners contain retailer share arrangements that provide for payments to our partner if the economic performance of the program exceeds a contractually-defined threshold. Economic performance for the purposes of these arrangements is typically measured based on agreed upon program revenues (including interest income and certain other income) less agreed upon program expenses (including interest expense, provision for credit losses, retailer payments and operating expenses). We may also provide other economic benefits to our partners such as royalties on purchase volume or payments for new accounts, in some cases instead of retailer share arrangements (for example, on our co-branded credit cards). All of these arrangements are intended to align our interests and provide an additional incentive to our partners to promote our credit products.
Certain program agreements set forth the program’s economic terms, including the merchant discount applicable to each promotional finance offering for credit card and installment loans. We typically do not pay fees to these partners pursuant to any retailer share arrangements, but in some cases we pay a sign-up fee to a partner or provide volume-based rebates on the merchant discount paid by the partner.
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

Buying Groups, Manufacturers and Industry Associations
The programs we have established with buying groups, manufacturers and industry associations, such as the Home Furnishings Association, Jewelers of America, Kawasaki, Nationwide Marketing Group and Polaris, are governed by program agreements under which we make our credit products available to their respective members or dealers. These arrangements may include sign-up fees and volume-based incentives paid by us to the groups and their members but these agreements generally do not require the members or dealers to offer our products to their customers. Under the terms of the program agreements, buying groups, manufacturers and industry associations generally agree to support and promote the respective programs.
Synchrony-Branded Networks
Our Synchrony-branded networks are focused on specific industries, where we create either company-branded or company and partner-branded private label credit cards that are usable across all participating locations within the industry-specific network. For example, our Synchrony Car Care network, comprised of merchants selling automotive parts, repair services and tires, covers over one million locations across the United States, and cards issued may be dual branded with Synchrony Car Care and partners such as Chevron, Citgo, Napa, P66, Pep Boys or Summit Racing. Under the terms of these networks, we establish merchant discounts applicable to each financing offer. In addition, we also earn interchange fees through credit card transactions outside of the program network. The Synchrony Car Care network allows for expanded use outside of the program network at certain related merchants, such as gas stations. Similarly, the Synchrony HOME credit card is accepted at participating home-related partner locations nationwide. See Healthcare Provider Agreements below for a discussion of our CareCredit branded network.
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

Our Customers
____________________________________________________________________________________________
Acquiring and Marketing to Our Customers
We market to existing and potential customers by collaborating directly with our partners and providers to seamlessly integrate our product offerings within their distribution networks, communication channels and customer interactions. We believe our presence at their points of sale (in-store, online and mobile environments) enables greater conversion rates, incremental purchases, and higher overall sales for our partners and providers. This dynamic also enables us to acquire new customer accounts at a discount compared to the traditional methods of acquiring new customers.
To attract new customers, we collaborate closely with our partners and providers and apply marketing expertise to create integrated programs promoting our products. Frequently, our partners and providers will market the availability of credit as part of their advertising for goods and services.
We deliver our marketing program offers, such as "10% off the customer’s first purchase," and consumer communications through a variety of channels. These outlets often include in-store signage, online advertising, retailer website placement, associate communication, emails, text messages, direct mail campaigns and advertising circulars. Our marketing channels are often a combination of television, radio, print and digital marketing which includes search engine optimization, paid search, social media, display, personalization, capabilities and product education.
We also employ our proprietary Quickscreen acquisition method to make targeted pre-approved credit offers at the point-of-sale. Our Quickscreen technology allows us to process customer information obtained from our partners through our risk models so that when these customers seek to make payments for goods and services at our partners' points-of-sale, we can offer them credit instantly, if appropriate. Based on our experience, due to the personalized and immediate nature of the offer, Quickscreen significantly outperforms traditional direct-to-consumer channels, such as direct mail or email in response rate and dollar spending.
Customer engagement at Synchrony is driven by our growth organization, which encompasses marketing, data analytics, customer experience, product development, incubation, branding, go-to-market and commercialization teams. Organizing these critical disciplines into one cohesive group helps Synchrony drive continued growth, execute our strategy more quickly and deliver the right capabilities to partners and customers through one of the industry’s most complete, digitally-enabled consumer financing and payments product suite.
Marketing and Data Analytics
Our partners leverage our expertise in financial services marketing to complement their brand promotions. Our marketing teams offer expertise and experience in omnichannel strategy and planning, utilizing a comprehensive set of tools and machine learning algorithms, often tailored to the portfolio or product, focused on expanding and optimizing customer relationships.
Our proprietary access to data and insights from our approximately 70 million customers, as well as additional consumer data from our partners and other third parties, allows us to meaningfully connect with consumers based on their unique attributes. Our data-driven approach helps us identify audiences for credit acquisition and utilization, increases sales conversions and provides behavioral insights that help increase product usage and reinforce our value proposition.
After a customer obtains one of our products, our marketing programs encourage ongoing card usage by communicating the benefits of our products and value propositions that help deepen the relationship with the customer. Examples include promotional financing offers, cardholder events, product and partner discounts, product upgrades, dollar-off certificates, account holder sales, reward points and offers, new product announcements and previews, and other specific partner value offerings.
These programs are executed through our partners’ direct-to-consumer distribution channels as well as our own. Historically, these activities targeted to existing customers have yielded high levels of re-use of our credit products. For example, during the year ended December 31, 2024, approximately 62% of purchase volume across our CareCredit network resulted from repeat use at one or more providers.

Technology and Product Development
We leverage information technology to deliver products and services that are designed to meet the needs of our customers and partners and enable us to operate our business efficiently. The integration of our technology with our partners is at the core of our value proposition, enabling, among other things, customers to “apply and buy” at the point-of-sale, and many of our partners to settle transactions directly with us without an interchange fee.
A key part of our strategic focus is on continuing to scale our multi-product offerings to our customers and partners. Our products team oversees the development and delivery of new products and capabilities to enhance consumers' shopping journey and to anticipate the evolving needs of both consumers and retailers, while providing scalability of products across our sales platforms. This work encompasses investing in a dedicated innovation team who collaborates with our partners and prospective partners, to seek competitive advantages in the marketplace and to maximize opportunities for business growth.
Our product suite includes Synchrony’s Pay Later solution, which was offered at an expanded number of partners in 2024, including JCPenney. The Synchrony Pay Later solution comes in the form of a pay monthly product, as well as in a Pay in 4 product that charges no interest and fees, and requires the consumer to make four equal payments to pay off their purchase. Both products enhance our ability to execute our multi-product strategy which is grounded in identifying the best product for the customer and our partners to drive profitable program growth.
Digital and Mobile Capabilities
Our organization also remains focused on investing in key technology to broaden our digital and mobile capabilities, bringing to market new features, channels and experiences for our customers and enhancing our existing digital experiences. Our digital capabilities provide a range of choices for our partners both in the product offerings available for customers and in the ease of flexibility through which their teams can integrate our solutions.
Our customers continue to demonstrate their preference to interact with Synchrony through these digital experiences. In 2024, approximately 57% of our consumer credit card applications were made via online or mobile channels, and over 75% of our consumer credit card accounts with an outstanding balance had activated digital account servicing capabilities.
Our approach continues to be focused on creating exceptional digital experiences through all aspects of the customer journey, whether in-store or online. For example, by leveraging our tokenization platform, we are able to offer partners the ability to display single-use virtual cards within our installment products (such as our Synchrony Pay in 4 product), allowing for a seamless in-store experience that does not require any integration efforts on their behalf.
In addition, we continue to expand the ways in which our customers can access our products. Our Pay with Synchrony mobile application available within the Clover point-of-sale platform enables our customers to apply for a new card or installment loan and complete the transaction all within the Clover digital experience. We have also expanded the provisioning of our products in third-party digital wallets, primarily Apple Pay and Google Pay.
We are also focused on enhancements to our consumer-facing digital properties. Our online marketplace allows our customers to shop a broad set of Synchrony partner brands, log in to manage their accounts, and access Synchrony credit card offers. In addition, we have added several additional servicing features to the MySynchrony mobile application and enabled login access across multiple Synchrony-branded credit cards via the mobile application.
Loyalty Programs
We operate loyalty programs that provide rewards to our customers that are designed to foster engagement, drive incremental purchases and promote customer retention. Many of our credit card value propositions include reward offers that accrue, typically based upon customer spend, and can be applied toward a future purchase, or in some cases a cash back or statement credit.

We continue to support and integrate the Synchrony brand into our partners’ loyalty programs, which are offered to customers who also use non-credit payment types such as cash, debit or check. Leveraging multi-tender loyalty programs allows our partners to market to an expanded customer base and enables us to connect with additional prospective cardholders.
Commercial Customers
In addition to our efforts to acquire consumer cardholders, we continue to focus on acquiring small to mid-sized commercial customers. We offer these customers private label credit cards and Dual Cards that are similar to our consumer offerings and our approach to acquiring these customers is consistent with our consumer strategies. Additionally, we continue to focus on marketing our commercial pay-in-full accounts receivable product that supports a wide range of business customers.
Customer Service and Production Services
Customer service is an important feature of our relationship with both our partners and our customers. We care for our customers, value their opinions and attempt to resolve customer inquiries and concerns during the initial customer interaction. Our customers can contact us via phone, mail, email, eService, eChat and social media.
We provide service for all of our customers through our eight domestic geographic hubs and three international call centers. We maintain several centers of excellence to ensure the quality of our customer service across all of our locations. Examples of these centers of excellence include back office, quality assurance, customer experience, training, workforce and capacity planning, surveillance and process control.
In addition to our customer service teams, our service delivery solutions organization oversees personalization, fulfillment and delivery of credit cards to our customers, as well as printing and mailing of credit card billing statements and other communications. Our digital channels also allow for our customers to receive statements and make payments electronically. We continue to encourage adoption of this option through regular communication with our customers. We utilize our third-party provider, Fiserv Solutions LLC (“Fiserv”), for these production services, as well as for producing cards, statements and other mailings for our deposit customers. We also utilize a third-party provider for our paper payment processing services. While all of these services are outsourced, we monitor and maintain oversight of these activities.
Our Credit Products
____________________________________________________________________________________________
Through our sales platforms, we offer three principal types of credit products: credit cards, commercial credit products and consumer installment loans. We also offer our Payment Security program, which is a debt cancellation product.
The following table sets forth each credit product by type and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at December 31, 2024.

		Promotional Offer
Credit Product	Standard Terms Only	Deferred Interest	Other Promotional	Total
Credit cards	60.4%	18.5%	13.6%	92.5%
Commercial credit products	1.7	—	—	1.7
Consumer installment loans	—	0.2	5.5	5.7
Other	0.1	—	—	0.1
Total	62.2%	18.7%	19.1%	100.0%

Credit Cards
Our credit card products are loans we extend through open-ended revolving credit card accounts. Substantially all of our credit card business is in the United States. We offer the following principal types of credit cards:
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
Dual Cards and general purpose co-branded credit cards are offered across all of our sales platforms and credit is typically extended on standard terms only. At December 31, 2024, we offered either Dual Cards or general purpose co-branded credit cards through over 15 of our large partners, of which the majority are Dual Cards, as well as our CareCredit Dual Card. We intend to continue to increase the number of partner programs that offer Dual Cards or general purpose co-branded credit cards and seek to increase the portion of our loan receivables attributable to these products. Consumer Dual Cards and Co-branded cards totaled 28% of our total loan receivables portfolio at December 31, 2024.
Charges using a Dual Card in connection with purchases made by cardholders other than in-store or online from that partner or from general purpose co-branded credit cards generate interchange income for us.
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
Installment Loans
We originate secured installment loans to consumers (and a limited number of commercial customers) in the United States, primarily for power products in our Outdoor market (motorcycles, ATVs and lawn and garden). We also offer unsecured installment loans primarily in our Home & Auto and Health & Wellness sales platforms and through our various other installment products, such as our Synchrony Pay Later solutions, including pay monthly and Pay in 4 products, for short-term loans. Installment loans are closed-end credit accounts where the customer pays down the outstanding balance in installments. The terms of our installment loans are governed by customer agreements and applicable laws and regulations. Installment loans at December 31, 2024 include loan receivables related to Ally Lending that we acquired in March 2024.
Installment loans, other than our Synchrony Pay Later Pay in 4 product, are generally assessed periodic finance charges using fixed interest rates. In addition to periodic finance charges, we may impose other charges and fees on loan accounts, including late fees where a customer has not made the required payment by the required due date and returned payment fees.
Payment Security Program
We offer our Payment Security program, which is a debt cancellation product, to our credit card customers via direct to consumer online and mobile channels. Customers who choose to purchase this product are charged a monthly fee based on their ending balance on each billing statement. In return, the Bank will cancel all or a portion of a customer’s credit card balance in the event of certain qualifying life events.

Consumer Banking
__________________________________________________________________________________________
Through the Bank, we offer our customers a range of FDIC-insured deposit products. The Bank obtains deposits directly from retail, affinity relationships and commercial customers ("direct deposits") or through third-party brokerage firms that offer our FDIC-insured deposit products to their customers ("brokered deposits"). At December 31, 2024, we had $82.1 billion in deposits, comprised of $72.3 billion of direct deposits and $9.8 billion of brokered deposits. At December 31, 2024, deposits represented 84% of our total funding sources. Retail customers accounted for the substantial majority of our direct deposits at December 31, 2024. During 2024, retail deposits were received from approximately 695,000 customers that had a total of approximately 1.5 million accounts. The Bank had an 84% retention rate on certificates of deposit balances up for renewal for the year ended December 31, 2024. FDIC insurance is provided for our deposit products up to applicable limits.
We continue to focus on expanding our online direct banking operations and our deposit base serves as a source of stable and diversified low-cost funding for our credit activities. Our online platform is highly scalable allowing us to expand without having to rely on a traditional “brick and mortar” branch network. We believe we are well-positioned to continue to benefit from the consumer preference for direct banking. According to the 2024 American Bankers Association survey, approximately 82% of customers primarily use direct channels (internet, mail, phone and mobile) to manage their bank accounts.

During 2024 we continued to make investments in our servicing and digital platforms to expand features available for self-service and improve the user experience. Our deposit products include certificates of deposit, IRAs, money market accounts and savings accounts. We market our deposit products through multiple channels including digital and print. Customers can apply for, fund, and service their deposit accounts online, mobile or via phone. We have dedicated banking representatives within our call centers to service deposit accounts. Fiserv provides the core banking platform for our online retail deposits including a customer-facing account opening and servicing platform. In addition, the Bank offers a PayPal-branded affinity deposit product through PayPal's mobile application and website.
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

Credit Risk Management
____________________________________________________________________________________________
Credit risk management is a critical component of our management and growth strategy. Credit risk refers to the risk of loss arising from customer default when customers are unable or unwilling to meet their financial obligations to us. Our credit risk arising from credit products is generally highly diversified across approximately 117 million open accounts at December 31, 2024, without significant individual exposures. We manage credit risk primarily according to customer segments and product types.
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
Acquired Portfolio Evaluation
Our risk management team evaluates each portfolio that we acquire in connection with establishing programs with new partners to ensure the portfolio satisfies our credit risk guidelines. As part of this review, we receive data on the third-party accounts and loans, which allows us to assess the portfolio on the basis of certain core characteristics, such as historical performance of the assets and distributions of credit and loss information. In addition, we benchmark potential portfolio acquisitions against our existing programs to assess relative current and projected risks. Finally, our risk management team must approve the acquisition, taking into account the results of our risk assessment process. Once assets are migrated to our systems, our account management protocols will apply immediately as described below under “—Customer Account Management,” “—Credit Authorizations of Individual Transactions” and “—Collections and Recovery.”

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
Credit Authorizations of Individual Transactions
Once an account is opened, subsequent transactions by customers with revolving cards are subject to our credit authorization system. Each potential sales transaction is passed through our authorization system, which considers a variety of behavior and risk factors to determine whether the transaction should be approved or declined, and whether a credit limit adjustment is warranted.
Fraud Investigation
We provide follow up and research with respect to different types of fraud such as fraud rings, new account fraud and transactional fraud. We have developed proprietary fraud models to identify new account fraud and deployed tools that help identify transaction purchase behavior outside a customer’s established pattern. Our proprietary models are also complemented by externally sourced models and tools used across the industry to better identify fraud and protect our customers. We also are continuously implementing new and improved fraud and authentication technologies designed to prevent, detect and mitigate fraud.
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
We re-evaluate our collection and recovery efforts and consider the implementation of other techniques, including internal collection activities, use of external vendors and the sale of debt to third-party buyers, as a customer becomes increasingly delinquent. We aim to limit our exposure to delinquencies through controls within the transaction authorization processes, the imposition of credit limits and criteria-based account suspension and revocation processes. In certain situations, we may enter into arrangements to extend or otherwise change payment schedules, decrease interest rates and/or waive fees to aid customers experiencing financial difficulties in their efforts to become current on their obligations to us.
Human Capital
____________________________________________________________________________________________
At Synchrony, people power our business, and our success depends, in large part, on our ability to recruit, develop, motivate and retain employees with the skills to execute our long-term strategy. We prioritize hiring the most qualified candidates. We design our hiring and promotional processes with the aim to create a workforce that supports the needs of our business and is reflective of the markets where we operate. We use data analytics to continually monitor demographics of our workforce (including hiring and attrition), government data to understand the markets in which we operate, and our annual employee survey to understand employee sentiments related to our culture.

Over the past few years we transformed how we work, how we support our people and how we connect and engage, with a focus on being nimble and agile. We have changed our overall approach to getting work done by adopting a “hub” model that, depending on business needs, enables employees across all roles and levels to work from home or a physical hub. Physical hubs enable face-to-face interactions and are also used as cultural and innovation centers where we host events, collaboration days, town halls, agile sprints, networking and other important business activities. To support and promote employee engagement and development, we maintain eight employee resource groups that are open to all employees. Currently, over 12,000 employees participate in at least one of these groups.
At Synchrony, we are proud of the many benefits and programs that we have created for our employees. But we believe we are never done. This is why we will continue to listen to our employees and adapt to their needs. Through ongoing, multichannel communications such as all-employee town halls where questions are submitted to our Chief Executive Officer (“CEO”) and other senior leaders or through more targeted pulse surveys of our employee base, their feedback is included in our decision-making process. Synchrony partners with Great Place to Work® to conduct an annual employee engagement survey as well as smaller pulse surveys on a periodic basis. The results help us better understand what our employees think we are doing right and identify areas for positive change. In 2024, 90% of Synchrony employees participated in our employee engagement survey globally and 95% of the participants responded, “Taking all things into account, I would say this is a great place to work”.
At December 31, 2024 we had over 20,000 full-time employees. At December 31, 2024, our global workforce was 61% female and 38% male. In the United States, ethnicity of our workforce was 49% White, 19% Black, 17% Hispanic, 8% Asian, 4% two or more races, 1% Native American, less than 1% Native Hawaiian or Pacific Islander and 2% that did not list ethnicity.
At Synchrony, we offer competitive compensation and benefits to all employees, and regularly conduct market pay analyses to inform our approach. We plan to increase the minimum wage to $21.50 per hour for all hourly employees in the United States effective March 1, 2025. We also provide total wellness benefits for all employees including generous time off, well-being coaches, financial counselors and fitness reimbursements. We also offer emergency backup childcare benefits for up to 60 days which includes enhanced childcare reimbursement where employees can use any caregiver they choose.
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

Competition
____________________________________________________________________________________________
Our industry continues to be highly competitive. We compete for relationships with partners in connection with retaining existing or establishing new consumer credit programs. Our primary competitors for partners include major financial institutions such as American Express, Bread Financial, Capital One, JPMorgan Chase, Citibank, TD Bank and Wells Fargo, and to a lesser extent, financial technology companies, point-of-sale lending focused companies and potential partners’ own in-house financing capabilities. We compete for partners on the basis of a number of factors, including program financial and other terms, technological capabilities, underwriting capabilities, marketing expertise, service levels, product and service offerings (including incentive and loyalty programs), integration, brand and reputation. In addition, some of our competitors have a business model that allows for their partners to manage underwriting (e.g., new account approval), customer service and collections, and other core banking responsibilities that we retain.
We also compete for customer usage of our credit products. Consumer credit provided, and credit card payments made, using our cards constitute only a small percentage of overall consumer credit provided and credit card payments in the United States. Consumers have numerous financing and payment options available to them. As a form of payment, our products compete with cash, checks, debit cards, general purpose credit cards (Visa, MasterCard, American Express and Discover Card), various forms of consumer installment loans, other private-label card brands, and prepaid cards and all forms of electronic payment. In the future, we expect our products may face increased competitive pressure to the extent that our products are not, or do not continue to be, accepted in, or compatible with digital wallet technologies such as Apple Pay, Samsung Pay, Android Pay and other similar technologies. We may also face increased competition from current competitors or others who introduce or embrace disruptive technology that significantly changes the consumer credit and payment industry. We compete for customers and their usage of our products, and to minimize transfers to competitors of our customers’ outstanding balances, based on a number of factors, including pricing (interest rates and fees), product offerings, credit limits, incentives (including loyalty programs) and customer service. Some of our competitors provide a broader selection of services, including home and automobile loans and other consumer banking services, which may position them better among customers who prefer to use a single financial institution to meet all of their financial needs. In addition, some of our competitors are substantially larger than we are, may have substantially greater resources than we do or may offer a broader range of products and services than we do. Moreover, some of our competitors, including new and emerging competitors in the digital and mobile payments space, are not subject to the same regulatory requirements or legislative scrutiny to which we are subject. Non-bank providers of pay-over-time solutions, such as Affirm, Afterpay, Klarna and others, extend consumer credit-like offerings but do not face the same restrictions, such as capital requirements and other regulatory requirements, as banks which also could place us at a competitive disadvantage. In addition, some larger technology focused companies, e.g., Apple and Google, and larger retailers, e.g., Target and Walmart, are now offering financial products sometimes in collaboration with our competitors.
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
Intellectual Property
____________________________________________________________________________________________
We use a variety of methods, such as trademarks, patents, copyrights and trade secrets, to protect our intellectual property, including our brand, “Synchrony.” We also place appropriate restrictions on our proprietary information that are designed to control access and prevent unauthorized disclosures. Our brands are important assets, and we take steps to protect the value of these assets and our reputation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. For a discussion and analysis of our financial condition and results of operations comparing 2023 vs. 2022, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 (our “2023 Form 10-K”). The discussion below contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations. See “Cautionary Note Regarding Forward-Looking Statements.”
Results of Operations for the Three Years Ended December 31, 2024
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

Highlights for the Year Ended December 31, 2024
Below are highlights of our performance for the year ended December 31, 2024 compared to the year ended December 31, 2023, as applicable, except as otherwise noted.
•Net earnings increased 56.3% to $3.5 billion for the year ended December 31, 2024, primarily driven by the after-tax gain on sale related to Pets Best of $802 million, higher net interest income and lower retailer share arrangements, partially offset by an increase in provision for credit losses.
•Loan receivables increased 1.7% to $104.7 billion at December 31, 2024 compared to December 31, 2023, driven by lower customer payment rates and the impact of the Ally Lending acquisition, partially offset by lower purchase volume.
•Net interest income increased 6.0% to $18.0 billion for the year ended December 31, 2024. Interest and fees on loans increased 8.5%, primarily driven by growth in average loan receivables, the impact of our product, pricing and policy changes and lower payment rates. Interest expense increased 24.9%, due to higher benchmark rates and higher interest-bearing liabilities.
•Retailer share arrangements decreased 6.9% to $3.4 billion for the year ended December 31, 2024, primarily due to higher net charge-offs, partially offset by the impact of our product, pricing and policy changes.
•Over-30 day loan delinquencies as a percentage of period-end loan receivables decreased 4 basis points to 4.70% at December 31, 2024 from 4.74% at December 31, 2023. The net charge-off rate increased 144 basis points to 6.31% for the year ended December 31, 2024.
•Provision for credit losses increased by $768 million to $6.7 billion, for the year ended December 31, 2024, primarily driven by higher net charge-offs, partially offset by lower reserve build. The reserve build in the year ended December 31, 2024 included $180 million related to the Ally Lending acquisition. Our allowance coverage ratio (allowance for credit losses as a percentage of period-end loan receivables) increased to 10.44% at December 31, 2024, as compared to 10.26% at December 31, 2023.
•Other income increased by $1.2 billion to $1.5 billion for the year ended December 31, 2024, primarily driven by the $1.1 billion gain on sale related to the Pets Best disposition.
•Other expense increased by $81 million, or 1.7%, for the year ended December 31, 2024, primarily driven by technology investments, costs related to the Ally Lending acquisition and preparatory expenses related to the late fee rule change, partially offset by lower operational losses and prior year restructuring costs.
•At December 31, 2024, deposits represented 84% of our total funding sources. Total deposits increased 1.1% to $82.1 billion at December 31, 2024, compared to December 31, 2023.
•In February 2024, we issued depositary shares representing $500 million of Series B 8.250% fixed rate reset non-cumulative perpetual preferred stock.
•During the year ended December 31, 2024, we declared and paid cash dividends totaling $72 million on our Series A 5.625% fixed rate non-cumulative preferred stock and our Series B 8.250% fixed rate reset non-cumulative perpetual preferred stock.
•During the year ended December 31, 2024, we repurchased $1.0 billion of our outstanding common stock, and declared and paid cash dividends of $1.00 per common share, or $398 million in the aggregate. In April 2024, the Board of Directors approved an incremental share repurchase program of up to $1.0 billion, through June 30, 2025, and maintained the quarterly dividend at its current amount of $0.25 per common share. At December 31, 2024 we had a total share repurchase authorization of $600 million remaining. For more information, see “Capital—Dividend and Share Repurchases.”

•In March 2024, we sold our wholly-owned subsidiary, Pets Best, for consideration comprising a combination of cash and an equity interest in Independence Pet Holdings, Inc. The sale resulted in the recognition of a gain on sale of $1.1 billion, or $802 million net of tax.
•In March 2024, we acquired Ally Lending for cash consideration of $2.0 billion. The assets and liabilities of Ally Lending primarily included loan receivables with an unpaid principal balance of $2.2 billion. See Note 3. Acquisitions and Dispositions to our consolidated financial statements for additional information.
2024 Partner Agreements

During the year ended December 31, 2024, and to date, we continued to expand and diversify our portfolios with the addition or renewal of more than 90 partners, as well as enter new strategic relationships, which included the following:

Home & Auto:
New partnerships:	• Bel Furniture	• The Carpet Guys
• National Alliance Trade Merchants (NATM)
Program extensions:	• Associated Materials	• Generac
	• Big Sandy	• Jerome's Furniture
	• BrandsMart	• P.C. Richard & Son

Digital:
New partnerships:	• Virgin Red
Program extensions:	• Cathay Pacific	• Verizon
• Newegg

Diversified & Value:
Program extensions:	• JCPenney	• Sam's Club

Health & Wellness:
New partnerships:	• Bond Veterinary	• Pet Paradise
	• Lakefield Veterinary Group	• Western Veterinary
• LaserAway
Extensions:	• Bosley	• LCA Vision
	• HearingLife	• SCI
	• Innovetive	• Suveto

Lifestyle:
New partnerships:	• BRP	• Gibson
Program extensions:	• CF Moto	• EC Barton
	• Daniel's	• Reeds
• Dick's Sporting Goods
•We added two new strategic technology partnerships with Adit Practice Management Software and ServiceTitan, both of which expand access for customers to our suite of credit products.
•We entered into a relationship with Atlanticus Holdings Corporation to deliver a preferred second look financing solution for private label credit cards and installment loan products across our business.

Summary Earnings
The following table sets forth our results of operations for the periods indicated.

	Years ended December 31,
($ in millions)	2024	2023	2022
Interest income	$22,645	$20,710	$17,146
Interest expense	4,634	3,711	1,521
Net interest income	18,011	16,999	15,625
Retailer share arrangements	(3,407)	(3,661)	(4,331)
Provision for credit losses	6,733	5,965	3,375
Net interest income, after retailer share arrangements and provision for credit losses	7,871	7,373	7,919
Other income	1,521	289	380
Other expense	4,839	4,758	4,337
Earnings before provision for income taxes	4,553	2,904	3,962
Provision for income taxes	1,054	666	946
Net earnings	$3,499	$2,238	$3,016
Net earnings available to common stockholders	$3,427	$2,196	$2,974

Other Financial and Statistical Data
The following table sets forth certain other financial and statistical data for the periods indicated.

At and for the years ended December 31 ($ in millions)	2024	2023	2022
Financial Position Data (Average):
Loan receivables, including held for sale	$101,733	$94,832	$84,672
Total assets	$119,386	$109,819	$98,152
Deposits	$82,656	$75,889	$66,006
Borrowings	$15,814	$14,918	$13,783
Total equity	$15,568	$13,669	$13,372
Selected Performance Metrics:
Purchase volume(1)(2)	$182,173	$185,178	$180,187
Home & Auto	$45,074	$47,410	$47,288
Digital	$54,700	$55,051	$51,394
Diversified & Value	$61,059	$61,227	$56,666
Health & Wellness	$15,678	$15,565	$13,569
Lifestyle	$5,660	$5,922	$5,498
Corp, Other	$2	$3	$5,772
Average active accounts (in thousands)(2)(3)	70,904	70,337	68,627
Net interest margin(4)	14.76%	15.15%	15.63%
Net charge-offs	$6,420	$4,620	$2,536
Net charge-offs as a % of average loan receivables, including held for sale	6.31%	4.87%	3.00%
Allowance coverage ratio(5)	10.44%	10.26%	10.30%
Return on assets(6)	2.9%	2.0%	3.1%
Return on equity(7)	22.5%	16.4%	22.6%
Equity to assets(8)	13.04%	12.45%	13.62%
Other expense as a % of average loan receivables, including held for sale	4.76%	5.02%	5.12%
Efficiency ratio(9)	30.0%	34.9%	37.2%
Effective income tax rate	23.1%	22.9%	23.9%
Selected Period End Data:
Loan receivables	$104,721	$102,988	$92,470
Allowance for credit losses	$10,929	$10,571	$9,527
30+ days past due as a % of period-end loan receivables(10)	4.70%	4.74%	3.65%
90+ days past due as a % of period-end loan receivables(10)	2.40%	2.28%	1.69%
Total active accounts (in thousands)(2)(3)	71,532	73,484	70,763
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
(4)Net interest margin represents net interest income divided by average total interest-earning assets.
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

	2024			2023			2022
Years ended December 31 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$17,294	$913	5.28%	$13,272	$678	5.11%	$10,215	$194	1.90%
Securities available for sale	2,965	136	4.59%	4,077	130	3.19%	5,108	71	1.39%
Loan receivables, including held for sale(3):
Credit cards	93,907	20,554	21.89%	89,383	19,341	21.64%	80,119	16,471	20.56%
Consumer installment loans	5,744	854	14.87%	3,501	401	11.45%	2,834	287	10.13%
Commercial credit products	1,956	179	9.15%	1,826	150	8.21%	1,642	117	7.13%
Other	126	9	7.14%	122	10	8.20%	77	6	7.79%
Total loan receivables, including held for sale	101,733	21,596	21.23%	94,832	19,902	20.99%	84,672	16,881	19.94%
Total interest-earning assets	121,992	22,645	18.56%	112,181	20,710	18.46%	99,995	17,146	17.15%
Non-interest-earning assets:
Cash and due from banks	887			962			1,472
Allowance for credit losses	(10,891)			(9,726)			(8,844)
Other assets	7,398			6,402			5,529
Total non-interest-earning assets	(2,606)			(2,362)			(1,843)
Total assets	$119,386			$109,819			$98,152
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$82,268	$3,806	4.63%	$75,487	$2,952	3.91%	$65,624	$1,008	1.54%
Borrowings of consolidated securitization entities	7,732	427	5.52%	6,274	340	5.42%	6,468	196	3.03%
Senior and subordinated unsecured notes	8,082	401	4.96%	8,644	419	4.85%	7,315	317	4.33%
Total interest-bearing liabilities	98,082	4,634	4.72%	90,405	3,711	4.10%	79,407	1,521	1.92%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	388			402			382
Other liabilities	5,348			5,343			4,991
Total non-interest-bearing liabilities	5,736			5,745			5,373
Total liabilities	103,818			96,150			84,780
Equity
Total equity	15,568			13,669			13,372
Total liabilities and equity	$119,386			$109,819			$98,152
Interest rate spread(4)			13.84%			14.36%			15.23%
Net interest income		$18,011			$16,999			$15,625
Net interest margin(5)			14.76%			15.15%			15.63%
____________________
(1)Average yields/rates are based on total interest income/expense divided by average balances.
(2)Includes average restricted cash balances of $73 million, $279 million and $558 million for the years ended December 31, 2024, 2023 and 2022, respectively.

(3)Interest income on loan receivables includes fees on loans, which primarily consist of late fees on our credit products, of $2.5 billion, $2.7 billion and $2.7 billion for the years ended December 31, 2024, 2023 and 2022, respectively.
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

	2024 vs. 2023			2023 vs. 2022
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
($ in millions)	Average Volume	Average Yield / Rate	Net Change	Average Volume	Average Yield / Rate	Net Change
Interest-earning assets:
Interest-earning cash and equivalents	$205	$30	$235	$73	$411	$484
Securities available for sale	(35)	41	6	(17)	76	59
Loan receivables, including held for sale:
Credit cards	979	234	1,213	1,974	896	2,870
Consumer installment loans	257	196	453	73	41	114
Commercial credit products	11	18	29	14	19	33
Other	—	(1)	(1)	4	—	4
Total loan receivables, including held for sale	1,247	447	1,694	2,065	956	3,021
Change in interest income from total interest-earning assets	$1,417	$518	$1,935	$2,121	$1,443	$3,564

Interest-bearing liabilities:
Interest-bearing deposit accounts	$265	$589	$854	$173	$1,771	$1,944
Borrowings of consolidated securitization entities	79	8	87	(6)	150	144
Senior and subordinated unsecured notes	(27)	9	(18)	62	40	102
Change in interest expense from total interest-bearing liabilities	317	606	923	229	1,961	2,190
Total change in net interest income	$1,100	$(88)	$1,012	$1,892	$(518)	$1,374

Business Trends and Conditions
We believe our business and results of operations will be impacted in the future by various trends and conditions, including the following:
•CFPB final rule on credit card late fees. On March 5, 2024, the CFPB issued a final rule amending its regulations that implement the Truth in Lending Act to, among other things, lower the safe harbor dollar amount for credit card late fees from $30 (adjusted to $41 for each subsequent late payment within the next six billing cycles) to $8 and eliminate the automatic annual inflation adjustment to such safe harbor dollar amount. The final rule, when effective, will result in a significant reduction in our interest and fees on loan receivables. Industry organizations have challenged the final rule in court. The final rule had an original effective date of May 14, 2024; however, on May 10, 2024, the United States District Court for the Northern District of Texas granted an injunction and stay of the final rule, and the injunction remains in effect. As a result, the ultimate outcome and impact of this litigation on the final rule, including whether the final rule will become effective, and if it were to becomes effective, the timing of such implementation, is uncertain.
In anticipation that the final rule will become effective, in 2024 we implemented a number of product, pricing and policy changes. See below for discussions on our other trends and conditions, which include consideration of the impact of these changes upon our business and results of operations.
While we continue to believe that over time the strategies we have implemented will fully offset the decline in late fee income resulting from an effective final rule, it may take time for such product, pricing and policy changes to offset the expected reduction in late fees if the final rule is implemented. In addition, in the event that the final rule is implemented, this would result in a decrease in payments to partners pursuant to our retailer share arrangements. However, the effects of the final rule are also subject to other factors that could increase the adverse effects to our results of operations, including any potential changes in consumer behavior in response to the product, pricing and policy changes or the implementation of the final rule itself, if that occurs.
For a discussion of risks related to a CFPB final late fee rule, please see “—Risk Factors Relating to Our Business—The CFPB’s final rule on credit card late fees, if implemented, would likely materially adversely affect our business and results of operations.”
•Growth in loan receivables and interest and fees on loans. For the year ended December 31, 2024 we experienced an increase in period-end loan receivables of 1.7% reflecting a continued moderation of customer payment behavior and the impact of the Ally Lending acquisition, and interest and fees on loans increased by 8.5%, driven primarily by loan receivables growth and the impacts from the implementation of our product, pricing and policy changes. These factors were partially offset by a decrease in purchase volume of 1.6%, primarily driven by lower consumer spending and the impacts from credit actions we have taken across our portfolio. In 2025, we expect interest and fees on loans to increase, primarily reflecting the continued impact of our product, pricing and policy changes implemented in 2024, and expect loan receivables growth to continue to be impacted by the effects from the credit actions we have taken and consumer spend behavior, while also reflecting generally stable customer payment rates. In addition, the amount of the increases will be dependent on various factors, including whether customer payment rate trends and consumer spend behavior differs from our expectations, as well as any changes in benchmark interest rates. See above for potential additional impacts from the CFPB final rule on credit card late fees.
•Asset quality. As a result of the continued moderation of customer payment behavior, our asset quality metrics have generally been higher during 2024 as compared to the prior year period. Our net charge-off rate for the year ended December 31, 2024 increased by 144 basis points to 6.31% and our over-90 day loan delinquencies as a percentage of period-end loan receivables at December 31, 2024 increased by 12 basis points to 2.40%. However, our over-30 day loan delinquencies as a percentage of period-end loan receivables decreased by 4 basis points to 4.70% at December 31, 2024 reflecting the impact of the credit actions we have taken. We anticipate that net charge-offs for the year ended December 31, 2025 will decrease, primarily reflecting the stabilization of our delinquency rates and the impacts from the credit actions we have taken. At December 31, 2024 our allowance coverage rate was 10.44%. We anticipate that our allowance coverage rate will moderate in 2025 reflecting the credit trends discussed above.

•Funding costs. During 2024 benchmark interest rates remained at their recently elevated levels for the majority of the year, before lowering beginning in September 2024, which contributed to an increase in our cost of funds of 62 basis points compared to the prior year, to 4.72%. In addition, our average funding liabilities have also increased to support the growth in our loan receivables. As a result, interest expense for the year ended December 31, 2024 increased by $923 million or 24.9%, compared to the prior year. We anticipate both interest expense and our cost of funds will decrease in 2025 due to the lower benchmark rates, including the effects of our certificates of deposit maturities repricing. The amount of the decreases, however, will be dependent on any further benchmark rate changes, competition for our deposit product offerings, the extent of the growth in our loan receivables and the funding mix utilized to support our growth in loan receivables.
•Retailer share arrangement payments under our program agreements. Retailer share arrangements decreased 6.9% to $3.4 billion for the year ended December 31, 2024, primarily due to higher net charge-offs, partially offset by the impact of our product, pricing and policy changes. We believe that the payments we make to our partners under our retailer share arrangements, in the aggregate, in 2025 will increase compared to the year ended December 31, 2024, primarily as a result of the impact of our product, pricing and policy changes and an expected reduction in net charge-offs. The expected trend in retailer share arrangements will be dependent in part on the precise timing and extent of the anticipated credit trends discussed above and the magnitude of impact from our product, pricing and policy changes. See Management’s Discussion and Analysis—Retailer Share Arrangements for additional information on these agreements. See above for potential additional impacts from the CFPB final rule on credit card late fees.
•Extended duration of our credit card program agreements. Our credit card program agreements typically have contract terms ranging from approximately three to ten years, and the length of our relationship with each of our five largest partners is over 17 years, and in the case of Lowe's, 45 years. We expect to continue to benefit from these and our other programs on a long-term basis.
The current expiration dates of our program agreements with our five largest partners range from 2026 through 2034. In addition, a total of 17 of our 25 largest program agreements have an expiration date in 2027 or beyond. These 17 program agreements represented, in the aggregate as a percentage of the total attributable to our 25 largest programs, 82% of our interest and fees on loans for the year ended December 31, 2024 and 81% of our loan receivables at December 31, 2024.
•Growth in other income. During the year ended December 31, 2024, other income included the $1.1 billion gain on sale related to the disposition of Pets Best. Absent the effects of this gain, we expect other income to increase in 2025 primarily due to the impact of our product, pricing and policy changes implemented in 2024. We also believe that as a result of the overall growth in Dual Card transactions occurring outside of our credit card partners’ locations and general purpose co-branded credit card transactions, interchange revenues will increase. The expected growth in these transactions is driven, in part, by both existing and new loyalty programs with our credit card partners. In addition, we continue to offer and add new loyalty programs for our private label credit cards, for which we typically do not receive interchange fees. We expect the continued growth in these existing and new loyalty programs will result in an increase in costs associated with these programs. For the year ended December 31, 2024, our loyalty program costs exceeded our interchange revenues and we expect a relatively similar relationship between these costs and revenues to continue in 2025. These trends have been contemplated in our program agreements with our partners and are a component of the calculation of our payments due under our retailer share arrangements.

•Capital and liquidity levels. We continue to expect to maintain sufficient capital and liquidity resources to support our daily operations, our business growth, and our credit ratings as well as regulatory and compliance requirements in a cost effective and prudent manner through expected and unexpected market environments. During the year ended December 31, 2024, we declared and paid common stock dividends of $398 million and repurchased $1.0 billion of our outstanding common stock. We plan to continue to deploy capital through both dividends and share repurchases, as guided by our business performance, market conditions and subject to regulatory restrictions. At December 31, 2024 we had $600 million remaining in share repurchase authorization. We continue to expect to maintain capital ratios well in excess of minimum regulatory requirements. At December 31, 2024, the Company had a Basel III common equity Tier 1 ratio of 13.3%, which reflects our election to defer the impact of CECL on our regulatory capital and the current year phase-in, which cumulatively represents 75% of the impact. The effects of CECL will be fully phased-in beginning in the first quarter of 2025, which we expect will result in a reduction of our common equity Tier 1 ratio of approximately 50 additional basis points.
We expect that our liquidity portfolio will continue to be sufficient to support all of our business objectives and to meet all regulatory requirements for the foreseeable future. At December 31, 2024 our liquid assets were $17.2 billion, or 14.4% of total assets.
Seasonality
We experience fluctuations in purchase volume and the level of loan receivables as a result of higher seasonal consumer spending and payment patterns that typically result in an increase of loan receivables from August through a peak in late December, with reductions in loan receivables typically occurring over the first and second quarters of the following year as customers pay their balances down.
The seasonal impact to purchase volume and the loan receivables balance typically results in fluctuations in our results of operations, delinquency metrics and the allowance for credit losses as a percentage of total loan receivables between quarterly periods. These fluctuations are generally most evident between the fourth quarter and the first quarter of the following year.
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
Interest income increased by $1.9 billion, or 9.3%, for the year ended December 31, 2024, primarily driven by the increase in interest and fees on loans of 8.5%. The increase in interest and fees on loans was primarily driven by growth in average loan receivables, the impact of our product, pricing and policy changes and lower customer payment rates, partially offset by higher reversals.
Average interest-earning assets

Years ended December 31 ($ in millions)	2024	2023
Loan receivables, including held for sale	$101,733	$94,832
Liquidity portfolio and other	20,259	17,349
Total average interest-earning assets	$121,992	$112,181
Average loan receivables, including held for sale, increased 7.3% for the year ended December 31, 2024, primarily driven by lower customer payment rates and the impact of the Ally Lending acquisition, partially offset by lower purchase volume. Purchase volume decreased 1.6% for the year ended December 31, 2024, reflecting lower consumer spend as well as the impact of credit actions, partially offset by the Ally Lending acquisition.

Yield on average interest-earning assets
The yield on average interest-earning assets increased for the year ended December 31, 2024 primarily due to increases in the yield on average loan receivables. The loan receivables yield increased 24 basis points to 21.23% for the year ended, driven by repricing actions including the impacts of our product, pricing and policy changes, and lower customer payment rates, partially offset by the impact of higher reversals.
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
Interest expense increased by $923 million, or 24.9%, for the year ended December 31, 2024, primarily attributed to higher benchmark rates and higher interest-bearing liabilities. Our cost of funds increased to 4.72% for the year ended December 31, 2024 compared to 4.10% for the year ended December 31, 2023.
Average interest-bearing liabilities

Years ended December 31 ($ in millions)	2024	2023
Interest-bearing deposit accounts	$82,268	$75,487
Borrowings of consolidated securitization entities	7,732	6,274
Senior and subordinated unsecured notes	8,082	8,644
Total average interest-bearing liabilities	$98,082	$90,405
Net Interest Income
Net interest income represents the difference between interest income and interest expense.
Net interest income increased by $1.0 billion, or 6.0%, for the year ended December 31, 2024, resulting from the changes in interest income and interest expense discussed above.

Retailer Share Arrangements
Most of our program agreements with large retail and certain other partners contain retailer share arrangements that provide for payments to our partners if the economic performance of the program exceeds a contractually defined threshold. We also provide other economic benefits to our partners such as royalties on purchase volume or payments for new accounts, in some cases instead of retailer share arrangements (for example, on our co-branded credit cards). All of these arrangements are designed to align our interests and provide an additional incentive to our partners to promote our credit products. Although the retailer share arrangements vary by partner, these arrangements are generally structured to measure the economic performance of the program, based typically on agreed upon program revenues (including interest income and certain other income) less agreed upon program expenses (including interest expense, provision for credit losses, retailer payments and operating expenses), and share portions of this amount above a negotiated threshold. The threshold and economic performance of a program that are used to calculate payments to our partners may be based on, among other things, agreed upon measures of program expenses rather than our actual expenses, and therefore increases in our actual expenses (such as funding costs, higher provision for credit losses or operating expenses) may not necessarily result in reduced payments under our retailer share arrangements. These arrangements are typically designed to permit us to achieve an economic return before we are required to make payments to our partners based on the agreed contractually defined threshold. Our payments to partners pursuant to these retailer share arrangements are dependent upon the growth and performance, including credit trends, of the programs in which we have retailer share arrangements, as well as changes to the terms of certain program agreements that have been renegotiated in the past few years. See above in Business Trends and Conditions, for a discussion of our expected trends in retailer share arrangements for 2025.
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
Retailer share arrangements decreased by $254 million, or 6.9%, for the year ended December 31, 2024, primarily due to higher net charge-offs, partially offset by the impact of our product, pricing and policy changes.
Provision for Credit Losses
Provision for credit losses is the expense related to maintaining the allowance for credit losses at an appropriate level to absorb the expected credit losses for the life of the loan balance as of the period end date. Provision for credit losses in each period is primarily a function of net charge-offs (gross charge-offs net of recoveries) and changes in our allowance for credit losses. Our process to determine our allowance for credit losses is based upon our estimate of expected credit losses for the life of the loan balance as of the period end date. See “Critical Accounting Estimates - Allowance for Credit Losses” and Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements for additional information on our allowance for credit loss methodology.
Provision for credit losses increased by $768 million to $6.7 billion, for the year ended December 31, 2024, primarily driven by higher net charge-offs, partially offset by a lower reserve build in the current year. The net charge-off rate for the year ended December 31, 2024 increased by 144 basis points to 6.31%, as compared to the prior year, and was 76 basis points above the average of 2017 through 2019. The reserve build in the year ended December 31, 2024 included $180 million related to the Ally Lending acquisition.

Other Income

Years ended December 31 ($ in millions)	2024	2023
Interchange revenue	$1,026	$1,031
Protection product revenue	562	510
Loyalty programs	(1,382)	(1,370)
Other	1,315	118
Total other income	$1,521	$289
Interchange revenue
We earn interchange fees on Dual Card transactions outside of our partners’ sales channels, and from general purpose co-branded credit cards, generally based on a flat fee plus a percentage of the purchase amount. Interchange revenue has been, and is expected to continue to be, driven primarily by growth in our Dual Card and general purpose co-branded credit card products.
Interchange revenue decreased by $5 million, or 0.5%, for the year ended December 31, 2024, driven by a decrease in purchase volume outside of our retail partners' sales channels.
Protection product revenue
We offer our Payment Security program, which is a debt cancellation product, to our credit card customers via direct to consumer online and mobile channels. For customers who choose to purchase these products, we earn a monthly fee based on their account balance. In return, we will cancel all or a portion of a customer’s credit card balance in the event of certain qualifying life events.
Protection product revenue increased by $52 million, or 10.2%, for the year ended December 31, 2024, primarily as a result of higher average balances on enrolled accounts and increases in customer enrollment.
Loyalty programs
We operate a number of loyalty programs that provide rewards to our customers that are designed to foster engagement, drive incremental purchases, and promote customer retention. These programs typically provide cardholders with statement credit or cash back rewards. Other programs include reward offers that accrue, typically based upon customer spend, and can be applied toward a future purchase. Growth in loyalty program payments has been, and is expected to continue to be, driven by growth in purchase volume related to existing loyalty programs and the rollout of new loyalty programs.
Loyalty programs cost increased by $12 million, or 0.9%, for the year ended December 31, 2024, primarily as a result of growth in purchase volume associated with existing loyalty programs.
Other
Other includes a variety of items including other customer-related fees, such as paper statement fees, changes in the fair value of equity investments and realized gains or losses associated with the sale of businesses, investments, loan receivables or other assets.
Other increased by $1.2 billion for the year ended December 31, 2024 primarily driven by the gain on sale related to the Pets Best disposition.

Other Expense

Years ended December 31 ($ in millions)	2024	2023
Employee costs	$1,872	$1,884
Professional fees	936	842
Marketing and business development	524	527
Information processing	803	712
Other	704	793
Total other expense	$4,839	$4,758

Employee costs
Employee costs primarily consist of employee compensation and benefit costs.
Employee costs decreased by $12 million, or 0.6%, for the year ended December 31, 2024, primarily attributable to $43 million of restructuring costs related to a voluntary early retirement program in the prior year, partially offset by costs related to the Ally Lending acquisition.
Professional fees
Professional fees primarily consist of consulting services, outsourced provider fees (e.g., collection agencies and call centers), legal, accounting, and recruiting expenses.
Professional fees increased by $94 million, or 11.2%, for the year ended December 31, 2024, primarily due to costs related to the Ally Lending acquisition and technology investments.
Marketing and business development
Marketing and business development costs primarily consist of our contractual and discretionary marketing and business development spend, as well as amortization expense associated with contract costs related to our retail partner agreements.
Marketing and business development decreased by $3 million, or 0.6%, for the year ended December 31, 2024, as higher marketing investments in the current year were offset by the impacts of the Pets Best disposition.
Information processing
Information processing costs primarily consist of fees related to outsourced information processing providers, credit card associations and software licensing agreements, as well as amortization of capitalized software expenditures.
Information processing costs increased by $91 million, or 12.8%, for the year ended December 31, 2024, primarily driven by technology investments, including an increase in software licensing costs and higher amortization of capitalized software expenditures.
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
Other decreased by $89 million, or 11.2%, for the year ended December 31, 2024, primarily due to lower operational losses.

Provision for Income Taxes

Years ended December 31 ($ in millions)	2024	2023
Effective tax rate	23.1%	22.9%
Provision for income taxes	$1,054	$666
The effective tax rate for the year ended December 31, 2024, increased compared to the prior year primarily due to the increase in pretax income reducing the tax rate benefit of tax credits and other tax benefits. The effective tax rate differs from the U.S. federal statutory tax rate primarily due to state income taxes.
Platform Analysis
As discussed above under “Our Business—Our Sales Platforms,” we offer our credit products through five sales platforms (Home & Auto, Digital, Diversified & Value, Health & Wellness and Lifestyle). The following is a discussion of certain supplemental information for the years ended December 31, 2024 and 2023, for each of our five sales platforms and Corp, Other.
Home & Auto

Years ended December 31 ($ in millions)	2024	2023
Purchase volume	$45,074	$47,410
Period-end loan receivables	$32,034	$31,969
Average loan receivables, including held for sale	$32,298	$30,722
Average active accounts (in thousands)	19,014	18,967

Interest and fees on loans	$5,777	$5,270
Other income	$190	$106
Home & Auto interest and fees on loans increased by $507 million, or 9.6%, for the year ended December 31, 2024, primarily driven by higher average loan receivables, the impact of product, pricing and policy changes and higher benchmark rates. The increase in average loan receivables primarily reflects the completion of the Ally Lending acquisition as well as the impact of lower customer payment rates, partially offset by lower purchase volume. Purchase volume decreased 4.9%, for the year ended December 31, 2024, as the impact of the Ally Lending acquisition was more than offset by a combination of lower consumer traffic, fewer large ticket purchases and the impact of credit actions.
Other income increased by $84 million, or 79.2%, for the year ended December 31, 2024 primarily due to the impact of product, pricing and policy change related fees, lower loyalty costs and higher protection product revenue.
Digital

Years ended December 31 ($ in millions)	2024	2023
Purchase volume	$54,700	$55,051
Period-end loan receivables	$29,347	$28,925
Average loan receivables, including held for sale	$27,872	$26,005
Average active accounts (in thousands)	20,986	20,793

Interest and fees on loans	$6,286	$5,894
Other income	$4	$(14)
Digital interest and fees on loans increased by $392 million, or 6.7%, for the year ended December 31, 2024, primarily driven by higher average loan receivables, lower payment rates and higher benchmark rates. Purchase volume decreased 0.6% for the year ended December 31, 2024, primarily driven by lower consumer spend per account and the impact of credit actions. Average active accounts increased by 0.9% for the year ended December 31, 2024.

Other income increased by $18 million for the year ended December 31, 2024, primarily due to the impact of product, pricing and policy change related fees and higher protection product revenue, partially offset by lower interchange revenue.
Diversified & Value

Years ended December 31 ($ in millions)	2024	2023
Purchase volume	$61,059	$61,227
Period-end loan receivables	$20,867	$20,666
Average loan receivables, including held for sale	$19,540	$18,414
Average active accounts (in thousands)	20,437	20,738

Interest and fees on loans	$4,794	$4,533
Other income	$(59)	$(93)
Diversified & Value interest and fees on loans increased by $261 million, or 5.8%, for the year ended December 31, 2024, primarily driven by growth in average loan receivables, lower payment rates and higher benchmark rates. Purchase volume decreased by 0.3%, for the year ended December 31, 2024 primarily driven by fewer active accounts and the impact of credit actions. Average active accounts decreased 1.5% for the year ended December 31, 2024.
Other income increased by $34 million for the year ended December 31, 2024 primarily due to the impact of product, pricing and policy change related fees and higher interchange revenue, partially offset by higher loyalty costs.
Health & Wellness

Years ended December 31 ($ in millions)	2024	2023
Purchase volume	$15,678	$15,565
Period-end loan receivables	$15,436	$14,521
Average loan receivables, including held for sale	$15,143	$13,261
Average active accounts (in thousands)	7,743	7,169

Interest and fees on loans	$3,671	$3,231
Other income	$254	$271
Health & Wellness interest and fees on loans increased by $440 million, or 13.6%. for the year ended December 31, 2024, primarily driven higher average loan receivables. The growth in average loan receivables reflected higher purchase volume over the last 12 months and lower customer payment rates, as well as the completion of the Ally Lending acquisition. Purchase volume increased 0.7%, and average active accounts increased 8.0% for the year ended December 31, 2024, reflecting growth in Pet and Audiology, partially offset by lower spend in Dental, Cosmetic and Vision, as well as the impact of credit actions.
Other income decreased by $17 million for the year ended December 31, 2024, primarily due to lower commission fees following the Pets Best disposition, partially offset by higher protection product revenue and the impact of product, pricing and policy change related fees.

Lifestyle

Years ended December 31 ($ in millions)	2024	2023
Purchase volume	$5,660	$5,922
Period-end loan receivables	$6,914	$6,744
Average loan receivables, including held for sale	$6,749	$6,246
Average active accounts (in thousands)	2,674	2,587

Interest and fees on loans	$1,051	$959
Other income	$30	$29
Lifestyle interest and fees on loans increased by $92 million, or 9.6%, for the year ended December 31, 2024, primarily driven by growth in average loan receivables and higher benchmark rates. The growth in average loan receivables reflected lower customer payment rates. Purchase volume decreased 4.4% for the year ended December 31, 2024, reflecting lower transaction values and the impact of credit actions.
Corp, Other

Years ended December 31 ($ in millions)	2024	2023
Purchase volume	$2	$3
Period-end loan receivables	$123	$163
Average loan receivables, including held for sale	$131	$184
Average active accounts (in thousands)	50	83

Interest and fees on loans	$17	$15
Other income	$1,102	$(10)
Other income for the year ended December 31, 2024 in Corp, Other primarily included the gain on sale related to the Pets Best disposition of $1.1 billion.

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
The following table sets forth the composition of our loan receivables portfolio by product type at the dates indicated.

($ in millions)	At December 31, 2024	%	At December 31, 2023	%
Loan receivables
Credit cards	$96,818	92.5%	$97,043	94.2%
Consumer installment loans	5,971	5.7	3,977	3.9
Commercial credit products	1,826	1.7	1,839	1.8
Other	106	0.1	129	0.1
Total loan receivables	$104,721	100.0%	$102,988	100.0%
Loan receivables increased 1.7% to $104.7 billion at December 31, 2024 compared to $103.0 billion at December 31, 2023, primarily driven by lower customer payment rates and the impact of the Ally Lending acquisition, partially offset by lower purchase volume.
Our loan receivables portfolio, excluding held for sale, had the following maturity distribution at December 31, 2024.

($ in millions)	Within 1 Year(1)	1-5 Years(2)	5-15 Years	After 15 Years	Total
Loan receivables
Credit cards	$95,388	$1,430	$—	$—	$96,818
Consumer installment loans(3)	2,124	3,701	146	—	5,971
Commercial credit products	1,793	33	—	—	1,826
Other	39	42	16	9	106
Total loan receivables	$99,344	$5,206	$162	$9	$104,721
Loans due after one year at fixed interest rates	N/A	$5,206	$162	$9	$5,377
Loans due after one year at variable interest rates	N/A	—	—	—	—
Total loan receivables due after one year	N/A	$5,206	$162	$9	$5,377
______________________
(1)Credit card loans have minimum payment requirements but no stated maturity and therefore are included in the due within one year category. However, many of our credit card holders will revolve their balances, which may extend their repayment period beyond one year for balances at December 31, 2024.
(2)Credit card and commercial loans due after one year relate to loans modified to borrowers experiencing financial difficulty.
(3)Reflects scheduled repayments up to the final contractual maturity of our installment loans.
Our loan receivables portfolio had the following geographic concentration at December 31, 2024.

($ in millions)	Loan Receivables Outstanding	% of Total Loan Receivables Outstanding
State
Texas	$11,486	11.0%
California	$10,767	10.3%
Florida	$9,743	9.3%
New York	$4,978	4.8%
North Carolina	$4,399	4.2%

Delinquencies
Over-30 day loan delinquencies as a percentage of period-end loan receivables decreased to 4.70% at December 31, 2024, as compared to 4.74% at December 31, 2023, reflecting the impact of the credit actions we have taken.
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

Years ended December 31	2024		2023		2022
($ in millions)	Amount	Rate	Amount	Rate	Amount	Rate
Credit cards	$5,909	6.29%	$4,311	4.82%	$2,392	2.99%
Consumer installment loans	371	6.46%	189	5.40%	80	2.82%
Commercial credit products	139	7.11%	119	6.52%	63	3.84%
Other	1	0.79%	1	0.80%	1	1.30%
Total net charge-offs	$6,420	6.31%	$4,620	4.87%	$2,536	3.00%
Allowance for Credit Losses
The allowance for credit losses totaled $10.9 billion at December 31, 2024, compared to $10.6 billion at December 31, 2023, and reflects our estimate of expected credit losses for the life of the loan receivables on our Consolidated Statements of Financial Position. Our allowance for credit losses as a percentage of total loan receivables increased to 10.44% at December 31, 2024, from 10.26% at December 31, 2023.
The increase in the allowance for credit losses compared to December 31, 2023 includes the addition of the Ally Lending portfolio. See Note 5. Loan Receivables and Allowance for Credit Losses to our consolidated financial statements for additional information.

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
The following table summarizes information concerning our funding sources during the periods indicated:

	2024			2023			2022
Years ended December 31 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$82,268	83.9%	4.6%	$75,487	83.5%	3.9%	$65,624	82.6%	1.5%
Securitized financings	7,732	7.9	5.5	6,274	6.9	5.4	6,468	8.2	3.0
Senior and subordinated unsecured notes	8,082	8.2	5.0	8,644	9.6	4.8	7,315	9.2	4.3
Total	$98,082	100.0%	4.7%	$90,405	100.0%	4.1%	$79,407	100.0%	1.9%
______________________
(1)Excludes $388 million, $402 million and $382 million average balance of non-interest-bearing deposits for the years ended December 31, 2024, 2023 and 2022, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the years ended December 31, 2024, 2023 and 2022.
Deposits
We obtain deposits directly from retail, affinity relationships and commercial customers (“direct deposits”) or through third-party brokerage firms that offer our deposits to their customers (“brokered deposits”). At December 31, 2024, we had $72.3 billion in direct deposits and $9.8 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger that channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to continue to utilize our direct deposit base as a source of stable and diversified low-cost funding.
Our direct deposits are primarily from retail customers and include a range of FDIC-insured deposit products, including certificates of deposit, IRAs, money market accounts, savings accounts, sweep and affinity deposits.
Brokered deposits are primarily from retail customers of large brokerage firms. We have relationships with 10 brokers that offer our deposits through their networks. Our brokered deposits primarily consist of certificates of deposit that bear interest at a fixed rate. These deposits generally are not subject to early withdrawal.
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

The following table summarizes certain information regarding our interest-bearing deposits by type (all of which constitute U.S. deposits) for the periods indicated:

Years ended December 31 ($ in millions)	2024			2023			2022
	Average Balance	%	Average Rate	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$40,768	49.6%	4.8%	$33,104	43.9%	3.8%	$22,405	34.1%	1.3%
Savings accounts, money market and demand accounts	29,722	36.1	4.5	29,073	38.5	4.1	30,915	47.1	1.5
Brokered deposits	11,778	14.3	4.5	13,310	17.6	3.9	12,304	18.8	2.1
Total interest-bearing deposits	$82,268	100.0%	4.6%	$75,487	100.0%	3.9%	$65,624	100.0%	1.5%
Our deposit liabilities provide funding with maturities ranging from one day to ten years. At December 31, 2024, the weighted average maturity of our interest-bearing time deposits was one year. See Note 8. Deposits to our consolidated financial statements for more information on the maturities of our time deposits.
The standard FDIC deposit insurance amount is $250,000 per depositor, for each account ownership category. Our estimate of the uninsured portion of total deposit balances, excluding any intercompany balance, at December 31, 2024 was $6.1 billion.
The following table summarizes the portion of uninsured deposits that are certificates of deposit by contractual maturity at December 31, 2024.

($ in millions)	3 Months or Less	Over 3 Months but within 6 Months	Over 6 Months but within 12 Months	Over 12 Months	Total
Certificates of deposit (including IRA certificates of deposit)	$794	$1,237	$1,045	$660	$3,736
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
At December 31, 2024, we had $2.9 billion of outstanding private asset-backed securities and $4.9 billion of outstanding public asset-backed securities, in each case held by unrelated third parties.

The following table summarizes expected contractual maturities of the investors’ interests in securitized financings, excluding debt premiums, discounts and issuance costs at December 31, 2024.

($ in millions)	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years	Total
Scheduled maturities of borrowings—owed to securitization investors:
SYNCT	$1,050	$600	$—	$—	$1,650
SFT	275	1,000	—	—	1,275
SYNIT(1)	1,675	3,250	—	—	4,925
Total borrowings—owed to securitization investors	$3,000	$4,850	$—	$—	$7,850
______________________
(1)Excludes any subordinated classes of SYNIT notes that we owned at December 31, 2024.
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
The following table summarizes for each of our trusts the three-month rolling average excess spread at December 31, 2024.

	Note Principal Balance ($ in millions)	# of Series Outstanding	Three-Month Rolling Average Excess Spread(1)
SYNCT	$1,650	3	~ 15.1% to 15.7%
SFT	$1,275	5	12.2%
SYNIT	$4,925	1	16.9%
______________________
(1)Represents the excess spread (generally calculated as interest income collected from the applicable pool of loan receivables less applicable net charge-offs, interest expense and servicing costs, divided by the aggregate principal amount of loan receivables in the applicable pool) for SFT or, in the case of SYNCT, a range of the excess spreads relating to the particular series issued within such trust or, in the case of SYNIT, the excess spread relating to the one outstanding series issued within such trust, in all cases omitting any series that have not been outstanding for at least three full monthly periods and calculated in accordance with the applicable trust or series documentation, for the three securitization monthly periods ended December 31, 2024.

Senior and Subordinated Unsecured Notes
During the year ended December 31, 2024, we made repayments totaling $1.85 billion of senior unsecured notes issued by Synchrony Financial.
The following table provides a summary of our outstanding senior and subordinated unsecured notes at December 31, 2024, which includes $750 million of senior unsecured notes issued by Synchrony Financial in August 2024.

Issuance Date	Interest Rate(1)	Maturity	Principal Amount Outstanding(2)
($ in millions)
Fixed rate senior unsecured notes:
Synchrony Financial
July 2015	4.500%	July 2025	1,000
August 2016	3.700%	August 2026	500
December 2017	3.950%	December 2027	1,000
March 2019	5.150%	March 2029	650
October 2021	2.875%	October 2031	750
June 2022	4.875%	June 2025	750
Synchrony Bank
August 2022	5.400%	August 2025	900
August 2022	5.625%	August 2027	600

Fixed-to-floating rate senior unsecured notes:
Synchrony Financial
August 2024	5.935%(3)	August 2030	750

Fixed rate subordinated unsecured notes:
Synchrony Financial
February 2023	7.250%	February 2033	750
Total fixed rate and fixed-to-floating rate senior and subordinated unsecured notes			$7,650
______________________
(1)Weighted average interest rate of all senior and subordinated unsecured notes at December 31, 2024 was 4.91%.
(2)The amounts shown exclude unamortized debt discounts, premiums and issuance costs.
(3)Interest rate fixed through August 1, 2029; resets August 2, 2029 to floating rate based on compounded Secured Overnight Financing Rate ("SOFR") plus 213 basis points.
Short-Term Borrowings
Except as described above, there were no material short-term borrowings for the periods presented.
Covenants
The indentures pursuant to which our senior and subordinated unsecured notes have been issued include various covenants, including covenants that restrict (subject to certain exceptions) Synchrony’s ability to dispose of, or incur liens on, any of the voting stock of the Bank or otherwise permit the Bank to be merged, consolidated, leased or sold in a manner that results in the Bank being less than 80% controlled by us.

If we do not satisfy any of these covenants discussed above, the maturity of amounts outstanding thereunder may be accelerated and become payable. We were in compliance with all of these covenants at December 31, 2024.
At December 31, 2024, we were not in default under any of our credit facilities.
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
We maintain a liquidity portfolio, which at December 31, 2024 had $17.2 billion of liquid assets, primarily consisting of cash and equivalents, less cash in transit which is not considered to be liquid, compared to $16.8 billion of liquid assets at December 31, 2023. The increase in liquid assets was primarily due to deposit growth and the issuances of securitized debt and preferred stock, as well as the proceeds from the Pets Best disposition, partially offset by loan receivables growth. We believe our liquidity position at December 31, 2024 remains strong as we continue to operate in a period of uncertain economic conditions and we will continue to closely monitor our liquidity as economic conditions change.
As a general matter, investments included in our liquidity portfolio are expected to be highly liquid, giving us the ability to readily convert them to cash. The level and composition of our liquidity portfolio may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.
We also have access to several additional sources of liquidity beyond our liquidity portfolio. At December 31, 2024, we had an aggregate of $11.5 billion of available borrowing capacity through the Federal Reserve's discount window. In addition, we had $2.6 billion of undrawn capacity on our securitized financings, subject to customary borrowing conditions, from private lenders under our securitization programs, of which $2.1 billion was committed and $450 million was uncommitted, as well as $500 million of undrawn committed capacity under our unsecured revolving credit facility with private lenders. We also have other unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
We rely significantly on dividends and other distributions and payments from the Bank for liquidity; however, bank regulations, contractual restrictions and other factors limit the amount of dividends and other distributions and payments that the Bank may pay to us. For a discussion of regulatory restrictions on the Bank’s ability to pay dividends, see “Regulation—Risk Factors Relating to Regulation—We are subject to restrictions that limit our ability to pay dividends and repurchase our common stock; the Bank is subject to restrictions that limit its ability to pay dividends to us, which could limit our ability to pay dividends, repurchase our common stock or make payments on our indebtedness,” “Regulation—Savings Association Regulation—Dividends and Stock Repurchases” and —Liquidity," and Regulation—Savings and Loan Holding Company Regulation—Liquidity."

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
Competitive factors and future regulatory changes may limit or restrict the rate of interest we can charge on our loans. In addition, some of our program agreements also limit the rate of interest we can charge to customers. If interest rates were to rise materially over a sustained period of time, like we experienced during 2022 and 2023, and we are unable to sufficiently raise our interest rates in a timely manner, our net interest income and margin could be adversely impacted, which could have a material adverse effect on our net earnings.
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
At December 31, 2024, 62% of our loan receivables were priced at a fixed interest rate to the customer, with the remaining 38% at a floating interest rate. We fund our assets with a combination of fixed rate and floating rate funding sources that include deposits, securitized financings and unsecured debt. To manage interest rate risk, we seek to match the interest rate repricing characteristics of our assets and liabilities. Historically, we have not used interest rate derivative contracts to manage interest rate risk; however, we may choose to do so in the future. To the extent we are unable to effectively match the interest rate sensitivity of our assets and liabilities, our net earnings could be materially adversely affected.
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
The following table presents the approximate net interest income impacts forecasted over the next twelve months from an immediate and parallel change in interest rates affecting all interest rate sensitive assets and liabilities at December 31, 2024.

Basis Point Change	At December 31, 2024
($ in millions)
-100 basis points	$(96)
+100 basis points	$14
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
While not subject to a formal requirement in prior year periods, we have previously submitted our capital plan to the Federal Reserve Board. In 2024, we became subject to the Federal Reserve Board's formal capital plan submission requirements and submitted our capital plan to the Federal Reserve Board.
Dividend and Share Repurchases

Common Stock Cash Dividends Declared	Month of Payment	Amount per Common Share	Amount
Three months ended ($ in millions, except per share data)
March 31, 2024	February 2024	$0.25	$102
June 30, 2024	May 2024	0.25	100
September 30, 2024	August 2024	0.25	99
December 31, 2024	November 2024	0.25	97
Total dividends declared		$1.00	$398

		Series A		Series B
Preferred Stock Cash Dividends Declared	Month of Payment	Amount per Preferred Share	Amount	Amount per Preferred Share	Amount
Three months ended ($ in millions, except per share data)
March 31, 2024	February 2024	$14.06	$11	$—	$—
June 30, 2024	May 2024	14.06	10	18.79	9
September 30, 2024	August 2024	14.06	11	20.63	10
December 31, 2024	November 2024	14.06	10	20.63	11
Total dividends declared		$56.24	$42	$60.05	$30
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

Common Shares Repurchased Under Publicly Announced Programs	Total Number of Shares Purchased	Dollar Value of Shares Purchased
Three months ended ($ and shares in millions)
March 31, 2024	7.5	$300
June 30, 2024	6.9	300
September 30, 2024	6.6	300
December 31, 2024	1.5	100
Total	22.5	$1,000

During the year ended December 31, 2024, we repurchased $1.0 billion of common stock as part of our share repurchase program. In April 2024, the Board of Directors approved an incremental share repurchase program of up to $1.0 billion through June 30, 2025 (the "2024 plan"). At December 31, 2024, we had $600 million remaining in share repurchase authorization under the 2024 plan. Repurchases under this program are subject to market conditions and other factors, including legal and regulatory restrictions and required approvals, if any.
Regulatory Capital Requirements - Synchrony Financial
As a savings and loan holding company, we are required to maintain minimum capital ratios, under the applicable U.S. Basel III capital rules. For more information, see “Regulation—Savings and Loan Holding Company Regulation.”
For Synchrony Financial to be a well-capitalized savings and loan holding company, Synchrony Bank must be well-capitalized and Synchrony Financial must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. At December 31, 2024 and 2023, Synchrony Financial met all the requirements to be deemed well-capitalized.
The following table sets forth the composition of our capital ratios for the Company calculated under the Basel III Standardized Approach rules at December 31, 2024 and 2023, respectively.

	Basel III
	At December 31, 2024		At December 31, 2023
($ in millions)	Amount	Ratio(1)	Amount	Ratio(1)
Total risk-based capital	$17,407	16.5%	$15,464	14.9%
Tier 1 risk-based capital	$15,239	14.5%	$13,334	12.9%
Tier 1 leverage	$15,239	12.9%	$13,334	11.7%
Common equity Tier 1 capital	$14,017	13.3%	$12,600	12.2%
Risk-weighted assets	$105,417		$103,460
______________________
(1)Tier 1 leverage ratio represents total Tier 1 capital as a percentage of total average assets, after certain adjustments. All other ratios presented above represent the applicable capital measure as a percentage of risk-weighted assets.
The Company elected to adopt the option provided by the interim final rule issued by joint federal bank regulatory agencies, which largely delayed the effects of CECL on our regulatory capital. The effects were phased-in over a three-year transitional period through 2024, collectively the “CECL regulatory capital transition adjustment”. The effects of CECL on our regulatory capital will be fully phased-in beginning in the first quarter of 2025.
Capital amounts and ratios in the above table all reflect the applicable CECL regulatory capital transition adjustment for each period. The increase in our common equity Tier 1 capital ratio compared to December 31, 2023 was primarily due to the retention of net earnings during the year ended December 31, 2024 and the net impact of the Pets Best disposition and Ally Lending acquisition, partially offset by the third year phase-in of the CECL regulatory capital transition adjustment.

Regulatory Capital Requirements - Synchrony Bank
At December 31, 2024 and 2023, the Bank met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. The following table sets forth the composition of the Bank’s capital ratios calculated under the Basel III Standardized Approach rules at December 31, 2024 and December 31, 2023, and also reflects the applicable CECL regulatory capital transition adjustment for each period.

	At December 31, 2024		At December 31, 2023		Minimum to be Well- Capitalized under Prompt Corrective Action Provisions
($ in millions)	Amount	Ratio	Amount	Ratio	Ratio
Total risk-based capital	$15,916	15.8%	$14,943	15.3%	10.0%
Tier 1 risk-based capital	$13,805	13.7%	$12,880	13.2%	8.0%
Tier 1 leverage	$13,805	12.4%	$12,880	12.0%	5.0%
Common equity Tier 1 capital	$13,805	13.7%	$12,880	13.2%	6.5%
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
Off-Balance Sheet Arrangements and Unfunded Lending Commitments
____________________________________________________________________________________________
We do not have any material off-balance sheet arrangements, including guarantees of third-party obligations. Guarantees are contracts or indemnification agreements that contingently require us to make a guaranteed payment or perform an obligation to a third-party based on certain trigger events. At December 31, 2024, we had not recorded any contingent liabilities in our Consolidated Statements of Financial Position related to any guarantees. See Note 6 - Variable Interest Entities to our consolidated financial statements for more information on our investment commitments for unconsolidated variable interest entities.
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
Allowance for Credit Losses
Losses on loan receivables are estimated and recognized upon origination of the loan, based on expected credit losses for the life of the loan balance as of the period end date. This requires us to estimate expected losses in the portfolio as of each balance sheet date. The method for calculating the estimate of expected credit loss takes into account historical experience, and current conditions and future expectations for pools of loans with similar risk characteristics, and reasonable and supportable forecasts about the future. The model utilizes a macroeconomic forecast, with unemployment as the primary macroeconomic variable. We also perform a qualitative assessment in addition to model estimates and apply qualitative adjustments as necessary. The reasonable and supportable forecast period is determined primarily based upon an assessment of the current economic outlook and our ability to use available data to accurately forecast losses over time. The reasonable and supportable forecast period used in our estimate of credit losses at December 31, 2024 was 12 months, consistent with the forecast period utilized since adoption of CECL. The Company reassesses the reasonable and supportable forecast period on a quarterly basis. Beyond the reasonable and supportable forecast period, we revert to historical loss information at the loan receivables segment level over a 6-month period, gradually increasing the weight of historical losses by an equal amount each month during the reversion period, and utilize historical loss information thereafter for the remaining life of the portfolio. The reversion period, similar to the reasonable and supportable forecast period, may change in the future depending on multiple factors such as forecasting methods, portfolio changes, and macroeconomic environment.
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
We estimate our allowance for credit losses using pools of loans with similar risk characteristics. Further, when experience is not available for new portfolios, while we accumulate experience, we utilize our experience with the most closely analogous products and segments in our portfolio. The underlying assumptions, estimates and assessments we use to provide for losses are updated periodically to reflect our view of current and forecasted conditions and are subject to the regulatory examination process, which can result in changes to our assumptions. Changes in such estimates can significantly affect the allowance and provision for credit losses. It is possible that we will experience credit losses that are different from our current estimates.

Fair Value Measurements
Assets measured at fair value on a recurring basis primarily consist of investments in debt securities. Liabilities at December 31, 2024 measured at fair value on a recurring basis were not material. Assets that are not measured at fair value every reporting period, but that are subject to fair value measurements in certain circumstances, primarily include business acquisitions and dispositions, acquired loans, loans that have been reduced to fair value when they are held for sale, equity method investments that are written down to fair value when they are impaired, as well as certain equity securities without readily determinable fair value that are measured based upon observable price changes. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.
A fair value measurement is determined as the price that we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date. The determination of fair value often involves significant judgments about assumptions such as determining an appropriate discount rate that factors in both risk and liquidity premiums, identifying the similarities and differences in market transactions, weighting those differences accordingly and then making the appropriate adjustments to those market transactions to reflect the risks specific to the asset or liability being valued.
During the year ended December 31, 2024, we completed the disposition of Pets Best and acquisition of Ally Lending. These transactions included fair value measurements related to both the consideration received at the closing of the sale of Pets Best and the assets and liabilities acquired at the closing of the acquisition of Ally Lending, which primarily included loan receivables with an unpaid principal balance of $2.2 billion.
To determine the fair value of loan receivables acquired through our acquisition of Ally Lending, we estimated expected cash flows and discounted those cash flows using an observable market rate of interest, when available, and adjusted for factors that a market participant would consider in determining fair value. In determining fair value, expected cash flows are adjusted to include prepayment, default rate and loss severity estimates. The difference between the fair value of the loan receivables and the amount contractually due was recorded as a loan discount at acquisition. Including the impact of measurement period adjustments, the loan discount at the acquisition date was $469 million, which is to be amortized into interest income over the estimated remaining life of the loans. See Note 3. Acquisitions and Dispositions to our consolidated financial statements for additional information on the Ally Lending acquisition and disposition of Pets Best.

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
•Our business is heavily concentrated in U.S. consumer credit, and therefore our results are more susceptible to market fluctuations and legislative and regulatory developments in that market than a more diversified company.
•The CFPB's final rule on credit card late fees, if implemented, would likely materially adversely affect our business and results of operations.
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
•Our remote work arrangements may have an adverse impact on our business.
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
•Ongoing changes to the regulatory framework applicable to us, including with respect to the CFPB, anti-money laundering and anti-terrorism financing laws, and our third party vendors have had, and may continue to have, a significant impact on our business, financial condition and results of operations.
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
Key macroeconomic conditions historically have affected our business, results of operations and financial condition and are likely to affect them in the future. Consumer confidence, affordability, inflation, unemployment, personal income, personal savings and access to other liquidity, housing prices and values and other economic indicators are among the factors that often impact consumer spending and payment behavior and demand for credit. Poor economic conditions reduce the usage of our credit cards and other financing products and the average purchase amount of transactions on our credit cards and through our other products, which, in each case, reduces our interest and fee income. We rely primarily on interest and fees on our loan receivables to generate our net earnings. Our interest and fees on our loan receivables was $21.6 billion for the year ended December 31, 2024. Poor economic conditions also adversely affect the ability and willingness of customers to pay amounts owed to us, increasing delinquencies, bankruptcies, charge-offs and allowances for credit losses and settlements. For example, our over-30 day delinquency rate as a percentage of period-end loan receivables was 8.25% at December 31, 2009 during the financial crisis, compared to 4.70% at December 31, 2024, and our full-year net charge-off rate was 11.26% for the year ended December 31, 2009, compared to 6.31% for the year ended December 31, 2024. The assessment of our credit profile includes the evaluation of broader consumer and industry trends, such as payment behavior and overall indebtedness.
Economic growth in the United States can slow due to low productivity, declining investments, limited access to credit, shrinking labor force, labor relations, concerns about the level of U.S. government debt, inflation, interest rates, tariffs (including retaliatory tariffs in response to tariffs imposed by the United States), and monetary and/or fiscal actions, as well as economic and political conditions in the U.S. and global markets, including international trade relations. Additionally, there is uncertainty regarding the impact of changes in the U.S. presidential administration and Congress on fiscal, monetary and regulatory policy. A prolonged period of slow economic growth or a significant deterioration in economic conditions or broader consumer trends, including employment, wage growth, savings rates and consumer indebtedness, would likely affect consumer spending levels and the ability and willingness of customers to pay amounts owed to us, and could have a material adverse effect on our business, key credit trends, results of operations and financial condition. Further, while the effects of the COVID-19 pandemic have subsided the impact of any future outbreaks, epidemics, pandemics or other public health crises on our business remain uncertain and are difficult to predict.
Macroeconomic conditions may also cause net earnings to fluctuate and diverge from expectations of securities analysts and investors, who may have differing assumptions regarding the impact of these conditions on our business, and this may adversely impact our stock price.

In addition, governments may implement regulations or investors and other stakeholders may adopt new investment policies or otherwise impose new expectations regarding sustainability, social or other topics that cause significant shifts in disclosure, commerce and consumption behaviors that may have negative impacts on our business and/or reputation.
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
Many of the program agreements we have in place with our large partners and national and regional retailer and manufacturer partners are for multi-year terms. These program agreements generally permit us or our partner to terminate the agreement prior to its scheduled termination date under certain circumstances. A partner may terminate an agreement for various reasons, including, in some cases, if we fail to meet certain service levels or change certain key cardholder terms or our credit criteria, we fail to achieve certain targets with respect to approvals of new customers as a result of the credit criteria we use, we elect not to increase the program size when the outstanding loan receivables under the program reach certain thresholds or we are not adequately capitalized, certain force majeure events or changes in our ownership occur, or a material adverse change in our financial condition or a significant change in law occurs. A few programs with national and regional retailer and manufacturer partners also may be terminated at will by the partner on specified notice to us (e.g., several months). In addition, programs with manufacturers, buying groups and industry associations generally are made available to certain partners such as individual retail outlets, dealers and merchants under dealer agreements, which typically may be terminated at will by us or our partner on short notice (e.g., 15 days).
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
Our five largest programs based upon interest and fees on loans for the year ended December 31, 2024 were Amazon, JCPenney, Lowe’s, PayPal and Sam’s Club. These programs accounted in aggregate for 54% of our total interest and fees on loans for the year ended December 31, 2024, and 51% of loan receivables at December 31, 2024. Our programs with Lowe's, PayPal, which includes our Venmo program, and Sam's Club, each accounted for more than 10% of our total interest and fees on loans for the year ended December 31, 2024. See “Our Business—Our Sales Platforms.”
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

Our business is heavily concentrated in U.S. consumer credit, and therefore our results are more susceptible to market fluctuations and legislative and regulatory developments in that market than a more diversified company.
Our business is heavily concentrated in the U.S. consumer credit industry. As a result, we are more susceptible to fluctuations and risks particular to U.S. consumer credit than a more diversified company. Our business is particularly sensitive to macroeconomic conditions that affect the U.S. economy, consumer spending and consumer credit. For example, beginning in the second half of 2022 and through 2024, we experienced moderation in payment rates due to lower consumer savings and other factors. To the extent that payment rates continue to moderate, we could see a decline and/or volatility in purchase volume, as well as increases in our delinquencies, net charge-off rate and allowance for credit losses. The extent of the impacts on U.S. consumer credit from these and other macroeconomic conditions is currently uncertain and dependent on various factors and could have a material adverse effect on our business, results of operations and financial condition. Additionally, we have and may in the future implement measures to tighten credit access in response to certain consumer and economic indicators which have and may in the future impact our financial performance, such as purchase volume and new accounts.
In addition, we are more susceptible to the risks of increased regulations and legal and other regulatory actions that are targeted at consumer credit or the specific consumer credit products that we offer (including pricing on our credit products, our payment security program and promotional financing). For example, recent legislative and regulatory proposals have sought to limit pricing on consumer credit products. In addition, our Health & Wellness platform is more susceptible to increased regulations and legal and other regulatory actions targeted at healthcare related procedures or services, in contrast to other industries. Our business concentration in U.S. consumer credit and susceptibility to associated legislative and regulatory actions could have a material adverse effect on our results of operations.
The CFPB's final rule on credit card late fees, if implemented, would likely materially adversely affect our business and results of operations.
On March 5, 2024, the CFPB issued a final rule amending its regulations that implement the Truth in Lending Act to, among other things, lower the safe harbor dollar amount for credit card late fees from $30 (adjusted to $41 for each subsequent late payment within the next six billing cycles) to $8 and eliminate the automatic annual inflation adjustment to such safe harbor dollar amount. The final rule, when effective, will result in a significant reduction in our interest and fees on loan receivables. Industry organizations have challenged the final rule in court. The final rule had an original effective date of May 14, 2024; however, on May 10, 2024, the United States District Court for the Northern District of Texas granted an injunction and stay of the final rule, and the injunction remains in effect. The ultimate outcome of this litigation and the impact on the final rule, including whether the final rule will become effective and if effective, the timing of implementation, is uncertain. We continue to closely monitor relevant developments and the impact on our business. If the final rule does not become effective, there is also a risk that new regulations relating to late fees may be proposed.
For the year ended December 31, 2024, interest income on loan receivables includes fees on loans, which primarily consist of late fees on our credit products, of $2.5 billion, net of reversals. A significant reduction in the late fees the Company charges would reduce our fees on loans and could also impact the competitiveness of our credit products and our ability and willingness to provide certain products and services, or to continue to offer our products to certain customers. In anticipation that the final rule will become effective, we have implemented a number of product, pricing and policy changes to adjust for the significant reduction in our late fee income. The effects of these changes have started to be reflected in our Consolidated Statement of Earnings for the year ended December 31, 2024. These changes may subject us to a variety of risks, due to, among other things, additional costs and partner, customer and other stakeholder acceptance.
Further, it will take time for these product, pricing and policy changes to offset the impact of a significant reduction in the late fees we charge and there can be no assurance that these changes will fully offset the impact. Additionally, we are unable to predict the impact the product, pricing and policy changes and the implementation of the final rule itself or the final rule not becoming effective, will have on our customers’ and overall consumer behavior, including in regard to our ability to retain existing customers and attract new customers.

Our inability to successfully manage the foregoing risks could result in harm to our reputation and our brand, as well as subject us to additional scrutiny from regulators and other stakeholders. If we are unable to continue to charge late fees at levels similar to those permitted under existing regulatory guidance or effectively offset the impacts of a significant reduction in the late fees we charge, there would be a material adverse effect on our business, results of operations and/or financial condition.
Our results depend, to a significant extent, on the active and effective promotion and support of our products by our partners.
Our partners generally accept most major credit cards and various other forms of payment, and therefore our success depends on their active and effective promotion of our products to their customers. We depend on our partners to integrate the use of our credit products into their physical and digital point-of-sale systems, to train their customer facing associates about our products, encourage their customers to apply for, and use, our products and otherwise effectively market our products through all physical and digital channels. In addition, although our programs with national and regional partners typically are exclusive with respect to the credit products we offer at that partner, some programs and most Health & Wellness provider relationships are not exclusive to us, and therefore a partner may choose to promote a competitor’s financing over or alongside ours, depending upon cost, availability or attractiveness to consumers or other factors. Typically, we do not have, or utilize, any recourse against these non-exclusive partners when they do not prioritize the promotion of our products. Partners may also implement or fail to implement changes in their systems and technologies that may disrupt the integration between their systems and technologies and ours, which could disrupt or reduce the use of our products. The failure by our partners to effectively promote and support our products as well as changes they may make in their business models that negatively impact card usage could have a material adverse effect on our business and results of operations. In addition, if our partners engage in improper business practices, do not adhere to the terms of our program agreements or other contractual arrangements or standards, or otherwise diminish the value of our brand, we may suffer reputational damage and customers may be less likely to use our products, which could have a material adverse effect on our business and results of operations.
Our results are impacted, to a significant extent, by the financial performance of our partners.
Our ability to generate new loans and the interest and fees and other income associated with them is dependent upon sales of merchandise and services by our partners. The retail and healthcare industries in which our partners operate are intensely competitive. Our partners compete with retailers and department stores in their own geographic areas, as well as direct to consumer and online or digital sales businesses. Our partners in the healthcare industry compete with other healthcare providers. Our partners’ sales may decrease or may not increase as we anticipate for various reasons, some of which are in the partners’ control and some of which are not. For example, partner sales may be adversely affected by macroeconomic conditions having a national, regional or more local effect on consumer spending; regulatory actions such as tariffs, as well as retaliatory tariffs in response to tariffs imposed by the United States; taxes that impact the cost of consumer goods; business conditions affecting the general retail environment, such as supply chain disruptions or the ability to maintain sufficient staffing levels, or a particular partner or industry; or catastrophes affecting broad or more discrete geographic areas. If our partners’ sales decline for any reason, it generally results in lower credit sales, and therefore lower loan volume and associated interest and fees and other income for us from their customers. In addition, if a partner closes some or all of its stores or locations, or becomes subject to a voluntary or involuntary bankruptcy proceeding (or if there is a perception that it may become subject to a bankruptcy proceeding), its customers who have used our financing products may have less incentive to pay their outstanding balances to us, which could result in higher charge-off rates than anticipated and our costs for servicing its customers’ accounts may increase. This risk is particularly acute with respect to our largest partners that account for a significant amount of our interest and fees on loans. See “—A significant percentage of our interest and fees on loans comes from relationships with a small number of partners, and the loss of any of these partners could adversely affect our business and results of operations.” Moreover, if the financial condition of a partner deteriorates significantly or a partner becomes subject to a bankruptcy proceeding, we may not be able to recover amounts due to us from the partner such as customer returns or customer payments made in partner stores. A decrease in sales by our partners for any reason or a bankruptcy proceeding involving any of them could have a material adverse impact on our business and results of operations.

Competition in the consumer finance industry is intense.
The success of our business depends on our ability to retain existing partners and attract new partners. The competition for partners is intense and highly competitive across our product set. Our primary competitors for partners include major financial institutions, such as American Express, Bread Financial, Capital One, JPMorgan Chase, Citibank, TD Bank and Wells Fargo, and to a lesser extent, financial technology companies, point-of-sale lending focused companies, and potential partners’ own in-house financing capabilities. Some of our competitors are substantially larger, have substantially greater resources and may offer a broader range of products and services. In addition, some of our competitors have been acquired, and others may in the future be acquired, by private-equity led consortia, which may expand the level of resources available to these competitors. We compete for partners on the basis of a number of factors, including program financial and other terms, technological capabilities, underwriting capabilities, marketing expertise, service levels, product and service offerings (including incentive and loyalty programs), and integration, brand and reputation. In addition, some of our competitors have a business model that allows for their partners to manage underwriting (e.g., new account approval), customer service and collections, and other core banking responsibilities that we retain but some partners may prefer to handle. As a result of competition, we may be unable to acquire new partners, lose existing relationships to competing companies or find it more costly to maintain our existing relationships.
In addition, new tech-enabled platforms have arisen to support our potential partners in scaling quickly. These include eCarts (e.g., Shopify and Magento), and independent software vendors (e.g., ServiceTitan). Building relationships with and integrating our offerings into these platforms is important to attract and retain certain types of new merchants (e.g., smaller digital merchants or specialty merchants such as contractors). If our competitors secure and maintain advantaged positions with these platforms, we may be unable to drive growth with merchants that leverage these platforms.
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
We may also face increased competition from current competitors or others who introduce or embrace disruptive technology that significantly changes the consumer credit and payment industry. We compete for customers and their usage of our products, and to minimize transfers to competitors of our customers’ outstanding balances, based on a number of factors, including pricing (interest rates and fees), product offerings, credit limits, incentives (including loyalty programs) and customer service. Although we offer a variety of consumer credit products, some of our competitors provide a broader selection of services, including home and automobile loans and other consumer banking services, which may position them better among customers who prefer to use a single financial institution to meet all of their financial needs. Some of our competitors are substantially larger than we are, which may give those competitors advantages, including a more diversified product and customer base, the ability to reach out to more customers and potential customers, operational efficiencies, more versatile technology platforms, broad-based local distribution capabilities and lower-cost funding. In addition, some of our competitors, including new and emerging competitors in the digital and mobile payments space, are not subject to the same regulatory requirements or legislative scrutiny to which we are subject. Non-bank providers of pay-over-time solutions, such as Affirm, Afterpay, Klarna and others, extend consumer credit-like offerings but do not face the same restrictions, such as capital requirements and other regulatory requirements, as banks, which also could place us at a competitive disadvantage. In addition, some larger technology focused companies, e.g., Apple and Google, and larger retailers, e.g., Walmart and Target, are now offering financial products sometimes in collaboration with our competitors. Customer attrition from any or all of our credit products or any lowering of the pricing of our products by reducing interest rates or fees in order to retain customers could reduce our revenues and, therefore, our earnings.
In addition, companies that control access to consumer and merchant payment method choices at the point-of-sale or through digital wallets, commerce-related experiences, mobile applications or other technologies could choose not to accept, suppress use of, or degrade the experience of using our products. Such companies could also require payments from us to participate in such digital wallets, experiences or applications or negotiate incentives or pricing concessions, impacting our profitability on transactions.

In our retail deposits business, we have acquisition and servicing capabilities similar to other direct banking competitors. We compete for deposits with traditional banks, including separately branded direct banking platforms of traditional banks and other banks that have direct banking models similar to ours, such as Ally Financial, American Express, Barclays, Capital One 360, CIT, Citi, Citizens Bank, Discover, E-Trade and Marcus by Goldman Sachs. Competition among direct banks is intense because online banking provides customers the ability to rapidly deposit and withdraw funds and open and close accounts in favor of products and services offered by competitors. In addition, we compete for deposits with other consumer cash alternatives such as government money market funds offered by brokerages. See “—Our inability to maintain or grow our deposits in the future could materially adversely affect our liquidity and ability to grow our business” for additional information regarding the risks associated with our deposit business.
If we are unable to compete effectively for partners, customer usage, or deposits, our business and results of operations could be materially adversely affected.
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
We also may select, utilize and invest in technologies, products and services that ultimately do not achieve widespread adoption and therefore are not as attractive or useful to our partners, customers and service partners as we anticipate, or partners may not recognize the value of our new products and services or believe they justify any potential costs or disruptions associated with implementing them. In addition, because our products and services typically are marketed through our partners, if our partners are unwilling or unable to effectively implement our new technologies, products, services or enhancements, we may be unable to grow our business. Competitors may also develop or adopt technologies or introduce innovations that change the markets we operate in and make our products less competitive and less attractive to our partners and customers.
Our failure to successfully develop and commercialize new products, services or enhancements could have a material adverse effect on our business and results of operations.
We may not realize the value of acquisitions, dispositions, strategic investments and strategic initiatives that we pursue and such transactions and initiatives could divert resources or introduce unforeseen risks to our business.
We have and may in the future execute strategic acquisitions, dispositions, partnerships or initiatives or make other strategic investments in businesses, products, technologies or platforms to enhance or grow our business from time to time. For example, we completed the sale of Pets Best and our acquisition of Ally Lending in March 2024. These acquisitions, dispositions and strategic investments may divert management's time and resources, and introduce new costs, operational complexities or liabilities, including as a result of any transition arrangements, which could impact our ability to grow or maintain acceptable performance.
We may be unable to integrate systems, personnel or technologies from our acquisitions and strategic investments. These acquisitions, dispositions and strategic investments may also present unforeseen legal, regulatory or other challenges that we may not be able to manage effectively. The planning and integration of an acquisition, including of a new partner or credit card portfolio, partnership or investment, may shift employee time and other resources away from other matters which could impair our ability to focus on our core business.

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
We are subject to the risk of fraudulent activity associated with partners, customers and third parties handling customer information. Our fraud-related operational losses were $192 million, $288 million and $173 million for the years ended December 31, 2024, 2023 and 2022, respectively. Our lending products are susceptible to application fraud, because among other things, we provide immediate access to the credit line at the time of approval. In addition, sales on the internet and through mobile channels are becoming a larger part of our business and pose a greater fraudulent threat than sales made in stores. Dual Cards, general purpose, general purpose co-branded credit cards and private label credit cards are susceptible to different types of fraud, and, depending on our product channel mix, we may continue to experience variations in, or levels of, fraud-related expense that are different from or higher than that experienced by some of our competitors or the industry generally. Our funding products are potentially susceptible to different types of fraud, including transactional fraud given the size of deposit balances.
The risk of fraud continues to increase for the financial services industry in general, and credit card fraud, identity theft and related crimes are already prevalent and are likely to become more prevalent as perpetrators grow more sophisticated. Our resources, technologies and fraud prevention tools are not foolproof and may be insufficient to accurately detect and prevent all of the various forms and instances of fraud. High profile fraudulent activity also could negatively impact our brand and reputation, which could negatively impact the use of our cards and thereby have a material adverse effect on our results of operations. In addition, significant increases in fraudulent activity could lead to regulatory intervention (such as increased customer notification requirements), which could increase our costs and negatively impact our operating results, brand and reputation and could lead us to take additional steps to reduce fraud risk, which could increase our costs.
The failure of third parties to provide various services that are important to our operations could have a material adverse effect on our business and results of operations.
Some services important to our business are outsourced to third-party vendors. For example, our principal technology and related services (including credit card transaction processing, production and related services (including the printing and mailing of customer statements)), and the platform for our online retail deposits are handled via a contractual arrangement with Fiserv. Fiserv, and, in some cases, other third-party vendors, are the sole source or one of a limited number of sources of the services they provide for us. It would be difficult and disruptive for us to replace certain of these third-party vendors, particularly Fiserv, in a timely or seamless manner if they were unwilling or unable to continue to provide us with these services in the future (as a result of the pace or level of investment in their business, their ability to execute and deliver enhancements, a deterioration of their financial or business conditions or otherwise), and our business and operations likely would be materially adversely affected. Our principal agreement with Fiserv for technology, production, and online retail deposits services expires in December 2030, unless it is terminated earlier or is extended pursuant to the terms thereof. In addition, if a third-party provider fails to provide the services we require, fails to meet contractual requirements, such as compliance with applicable laws and regulations, or suffers a cyber-attack or other security breach, our business could suffer economic and reputational harm that could have a material adverse effect on our business and results of operations.
Our remote work arrangements, may have an adverse impact on our business.
We have adopted remote work arrangements, on either a full-time or part-time basis, for a majority of our employee population. Employees who work from home rely on residential communication networks and internet providers that may not be as resilient as commercial networks and providers available in company office premises and may be more susceptible to service interruptions and cyber-attacks than commercial systems. Our business continuity and disaster recovery plans, which have been historically developed and tested with a focus on centralized delivery locations, may not work as effectively in a distributed work from home model, where such plans designed to address weather impacts, network and power grid downtime may not be available.

Remote work by a majority of our employee population or not requiring our employees to work in an office or a specified location on a regular basis may impact our culture and employee engagement with our company. This could affect productivity and our ability to retain employees who are critical to our operations, as well as increase our costs, impact our financial results of operations and expose us to tax compliance risks within certain jurisdictions. In addition, an increase in work from home opportunities offered by other companies may create more job opportunities for employees and make it more difficult for us to attract and retain key talent.
If we are unable to continue to manage the work from home environment effectively to address these and other risks, our reputation and results of operations may be impacted.
Technological Risks
Cyber-attacks or other security breaches could have a material adverse effect on our business.
In the normal course of business, we collect, process and retain sensitive and confidential information regarding our partners and our customers. We also have arrangements in place with our partners and other third parties through which we share and receive information about their customers who are or may become our customers. Although we devote significant resources and management focus to maintaining the integrity of our systems and strength of our processes through information security and business continuity programs, our facilities and systems, and those of our partners and third-party service providers, are nonetheless vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, or other similar events. Security incidents or breaches have from time to time occurred and we and our partners and third-party service providers have experienced all of these events in the past and expect to continue to experience them in the future. These events could interrupt our business or operations, result in significant legal and financial exposure, supervisory liability, damage to our reputation and our relationships with our partners and customers, or a loss of confidence in the security of our systems, products and services. Additionally, while we maintain insurance coverage that, subject to applicable terms and conditions, may cover certain aspects of cybersecurity and information risks, such insurance coverage may not be sufficient to cover all losses or offset the impact of such events.
Information security risks for large financial institutions like us have increased recently in part because of new or expanded technologies such as artificial intelligence, the expanded use of the internet and telecommunications technologies (including mobile, other connected devices and cloud technologies) to conduct financial and other business transactions, increased remote working dynamics, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions that are designed to disrupt key business services, such as consumer-facing web sites, via increasing use of ransomware technologies. Our business performance and marketing efforts may increase our profile and therefore our risk of being targeted for cyber-attacks and other security breaches, including attacks targeting our key business services, websites, executives, and partners. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. We employ detection, prevention and response mechanisms designed to identify, contain and mitigate security incidents, but early detection may be thwarted by sophisticated attacks and malware designed to avoid detection and the extent to which preventative measures may be effective may likewise be dependent on the sophistication and complexity of attacks.

We also face risks related to cyber-attacks and other security breaches in connection with credit card and deposit transactions that typically involve the transmission of sensitive information regarding our customers through various third-parties, including our partners, retailers that are not our partners where our Dual Cards and general purpose co-branded credit cards are used, merchant acquiring banks, payment processors, card networks (e.g., Visa and MasterCard) and our processors (e.g., Fiserv). Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments such as the point-of-sale that we neither control nor have the ability to secure, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of our own, and in some cases, we may have exposure and suffer losses for breaches or attacks relating to them. We also rely on numerous other third-party service providers to conduct other aspects of our business operations and face similar risks relating to them. While we regularly conduct security assessments of critical third-party service providers using a risk based methodology, their information security protocols may not be sufficient enough to withstand all forms of cyber-attacks or other security breaches.
The access by unauthorized persons to, or the improper disclosure by us of, confidential information regarding our customers or our own proprietary information, software, methodologies and business secrets could interrupt our business or operations, result in significant legal and financial exposure, regulatory limitations and liability, damage to our reputation or a loss of confidence in the security of our systems, products and services, all of which could have a material adverse impact on our business, financial condition and results of operations. In addition, there have been a number of well-publicized cyber-attacks or breaches directed at others in our industry that have heightened concern by consumers generally about the security of using credit cards, which have caused some consumers, including our customers, to use our credit cards less in favor of alternative methods of payment perceived to be more secure, and has led to increased regulatory focus on, and new regulations relating to, these matters. Further cyber-attacks or other breaches in the future, whether affecting us or others, could intensify consumer concern and regulatory focus and result in reduced use of our cards or other products and increased costs arising from, among other things new regulatory requirements relating to data security, all of which could have a material adverse effect on our business.
Disruptions in the operation of our and our outsourced partners' technology environments could have a material adverse effect on our business.
Our ability to deliver products and services to our partners and our customers, service our loans and otherwise operate our business and comply with applicable laws depends in large part on the efficient and uninterrupted operation of our computer systems, on premises data centers and cloud-based capabilities, as well as those of our partners and third-party service providers. Service interruptions in certain of these environments may be encountered at any time due to system or software failure resulting from events such as, extreme weather conditions, natural disasters, cyber-attacks or other reasons. In addition, climate change may exacerbate certain of these threats, including the frequency and severity of weather-related events and other natural disasters. The implementation of technology changes and upgrades to maintain current, and integrate new, systems, such as our efforts to migrate certain operations to third-party cloud infrastructure platforms, may expose us to increasing risk of service interruptions, transaction processing errors and system conversion delays, including as a result of cyber or information security incidents, and may cause our failure to comply with applicable laws, all of which could have a material adverse effect on our business.
We expect that new technologies and business processes applicable to the consumer credit industry will continue to emerge, and these new technologies and business processes may be better than those we currently use. The pace of technology change is rapid and our industry is intensely competitive. We may not be able to timely deploy new technologies, including emerging technologies such as generative artificial intelligence and blockchain, where their adoption is rapidly accelerating, as critical systems and applications become obsolete and better ones become available or implement adequate controls to manage the risks associated with these technologies. Additionally, our competitors may successfully adopt or innovate new technologies or new uses of existing technology before we do, which could leave us at a competitive disadvantage. A failure to maintain current technology and business processes or effectively implement and maintain new technologies and business processes, could cause disruptions in our operations or cause our products and services to be less competitive, all of which could have a material adverse effect on our business, financial condition and results of operations.

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
The process for establishing an allowance for credit losses is critical to our results of operations and financial condition, and requires sophisticated models and judgments, including forecasts of economic conditions. We utilize an impairment model in accordance with U.S. GAAP, known as the CECL model. The CECL model requires, upon origination of a loan, the recognition of all expected credit losses over the life of the loan based on historical experience, current conditions and reasonable and supportable forecasts. Changes in economic conditions affecting borrowers, new information regarding our loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. We may underestimate our expected losses and fail to maintain an allowance for credit losses sufficient to account for these losses. If the loans do not perform as anticipated, we may be required to increase our allowances on these loans and/or recognize further losses.
We will continue to periodically review and enhance our current methodology, models and the underlying assumptions, estimates and assessments we use to establish our allowance for credit losses to reflect our view of current conditions and reasonable and supportable forecasts. Moreover, our regulators, as part of their supervisory function, periodically review our methodology, models and the underlying assumptions, estimates and assessments we use for calculating, and the adequacy of, our allowance for credit losses, and based on their judgment, may conclude that we should modify our current methodology, models or the underlying assumptions, estimates and assessments, increase our allowance for credit losses and/or recognize further losses. We will implement further enhancements or changes to our methodology, models and the underlying assumptions, estimates and assessments, as needed.
Our credit loss reserves may not be sufficient to cover actual losses. Future increases in the allowance for credit losses or actual losses (as a result of any review, update, regulatory guidance or otherwise) will result in a decrease in net earnings and capital and could have a material adverse effect on our business, results of operations and financial condition.
If assumptions or estimates we use in preparing our financial statements, including those related to the CECL accounting guidance, are incorrect or are required to change, our reported results of operations and financial condition may be adversely affected.
We are required to make various assumptions and estimates in preparing our financial statements under GAAP, primarily including for purposes of determining our allowance for credit losses and for fair value measurements, as well as other areas such as, reserves related to litigation and other contingencies, valuation allowances on deferred income tax assets and determining liabilities for income taxes. Our most critical estimate used in preparing our financial statements is the determination of our allowance for credit losses, which was $10.9 billion at December 31, 2024. Upon origination of a loan, the estimate of expected credit losses, and any subsequent changes to such estimate, are recorded through provision for credit losses in our Consolidated Statements of Earnings. Fair value measurements utilized in preparing our financial statements include business acquisitions and dispositions, such as our acquisition of Ally Lending in March 2024, as well as other areas such as determining the fair value of debt securities and asset impairment evaluations. As a result, any subsequent changes we make to these underlying assumptions and estimates may result in a material adverse impact to our results of operations and the Company’s ability to return capital to our shareholders. In addition, significant assumptions and estimates are involved in determining certain disclosures required under GAAP, including those involving the fair value of our financial assets and financial liabilities carried at other than fair value in our Consolidated Statement of Financial Position. If the assumptions or estimates underlying our financial statements are incorrect or are required to change, the actual amounts realized on transactions and balances subject to those estimates will be different, and this could have a material adverse effect on our results of operations and financial condition.

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
In addition, at December 31, 2024, we had an aggregate of $2.6 billion of undrawn credit facilities, subject to customary borrowing conditions, from private lenders under our securitization programs and an unsecured revolving credit facility. Our ability to draw on such commitments is subject to the satisfaction of certain conditions, including the applicable securitization trust having sufficient collateral to support the draw and the absence of an early amortization event. Moreover, there are regulatory reforms that have been proposed or adopted in the United States and internationally that are intended to address certain issues that affected banks in the last financial crisis. These reforms, generally referred to as “Basel III,” subject banks to more stringent capital, liquidity and leverage requirements. To the extent that the Basel III requirements result in increased costs to the banks providing undrawn committed capacity under our securitization programs, these costs are likely to be passed on to us. In addition, in response to Basel III, some banks in the market (including certain of the private lenders in our securitization programs) have added provisions to their credit agreements permitting them to delay disbursement of funding requests for 30 days or more. If our bank lenders require delayed disbursements of funding and/or higher pricing for committing undrawn capacity to us, our cost of funding and access to liquidity could be adversely affected.
While financial market conditions are generally stable, significant disruptions, uncertainties and volatility may occur in the future. If we are unable to continue to finance our business, access capital markets and attract deposits on favorable terms and in a timely manner, or if we experience an increase in our borrowing costs or otherwise fail to manage our liquidity effectively, our results of operations and financial condition may be materially adversely affected.
Our inability to maintain or grow our deposits in the future could materially adversely affect our liquidity and ability to grow our business.
We obtain deposits directly from retail and commercial customers or through brokerage firms that offer our deposit products to their customers. At December 31, 2024, we had $72.3 billion in direct deposits and $9.8 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger who channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to continue to fund our growth through direct deposits.

The deposit business is highly competitive, with intense competition in attracting and retaining deposits. We compete on the basis of the rates we pay on deposits, features and benefits of our products, the quality of our customer service and the competitiveness of our digital banking capabilities. Our ability to originate and maintain retail deposits is also highly dependent on the products we offer, the strength of the Bank and the perceptions of consumers and others of our business practices and our financial health. Adverse perceptions regarding our reputation could lead to difficulties in attracting and retaining deposits accounts. Negative public opinion could result from, among other things, actual or alleged conduct in a number of areas, including lending practices, the composition of our deposit base, regulatory compliance, inadequate protection of customer information or sales and marketing activities, and from actions taken by regulators or others in response to such conduct.
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
In 2022, we launched a partnership with PayPal Holdings Inc. to offer demand savings accounts exclusively to PayPal customers. This is, and other future affiliate banking products could become, an important source of funding and liquidity to the Bank. To the extent such partnerships are dissolved, the Bank may need to find suitable replacement sources of that funding and liquidity at potentially higher costs.
The Federal Deposit Insurance Act (the “FDIA”) prohibits an insured bank from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is “well capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. A bank that is “adequately capitalized” and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions under the FDIA on a bank that is “well capitalized” and at December 31, 2024, the Bank met or exceeded all applicable requirements to be deemed “well capitalized” for purposes of the FDIA. However, the Bank may not be able to continue to meet those requirements. Limitations on the Bank’s ability to accept brokered deposits for any reason (including regulatory limitations on the amount of brokered deposits in total or as a percentage of total assets) in the future could materially adversely impact our funding costs and liquidity. See also “Regulation—Savings Association Regulation” for additional discussion regarding restrictions and risks related to brokered deposits. Any limitation on the interest rates the Bank can pay on deposits could competitively disadvantage us in attracting and retaining deposits and have a material adverse effect on our business.
Changes in market interest rates could have a material adverse effect on our net earnings, funding and liquidity.
Changes in market interest rates cause our net interest income to increase or decrease, as certain of our assets and liabilities carry interest rates that fluctuate with market benchmarks. At December 31, 2024, 62% of our loan receivables were priced at a fixed interest rate to the customer, with the remaining 38% at a floating interest rate. We fund our assets with a combination of fixed rate and floating rate funding sources that include deposits, asset-backed securities and unsecured debt. The interest rate benchmark for our floating rate assets and the interest rate benchmark for our floating rate liabilities could reset at different times or could diverge, leading to mismatches in the interest rates on our floating rate assets and floating rate liabilities.
Competitive and regulatory factors may limit our ability to raise interest rates on our loans or lower them on our liabilities. In addition, some of our program agreements limit the rate of interest we can charge to customers. If interest rates were to rise materially over a sustained period of time, like we experienced during 2022 and 2023, and we are unable to sufficiently raise our interest rates in a timely manner, or at all, our net interest margin could be adversely impacted, which could have a material adverse effect on our net earnings. Further, if interest rates were to decline materially and we are unable to reprice our liabilities, this could also adversely impact our net interest margin and net earnings.

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
Synchrony's senior unsecured debt currently is rated BBB- (positive outlook) by Fitch Ratings, Inc. (“Fitch”) and BBB- (stable outlook) by Standard & Poor’s (“S&P”). The Bank’s senior unsecured debt currently is rated BBB- (positive outlook) by Fitch and BBB (stable outlook) by S&P. Although we have not requested that Moody’s Investor Services, Inc. (“Moody’s”) provide a rating for our senior unsecured debt, we believe that if Moody’s were to issue a rating on our unsecured debt, its rating may be lower than the comparable ratings issued by Fitch and S&P. The ratings for our unsecured debt are based on a number of factors, including our financial strength, as well as factors that may not be within our control, such as macroeconomic conditions and the rating agencies’ perception of the industries in which we operate and the products we offer. The ratings of our asset-backed securities are, and will continue to be, based on a number of factors, including the quality of the underlying loan receivables and the credit enhancement structure with respect to each series of asset-backed securities, as well as our credit rating as sponsor and servicer of our publicly registered securitization trust. These ratings also reflect the various methodologies and assumptions used by the rating agencies, which are subject to change and could adversely affect our ratings. The rating agencies regularly evaluate our credit ratings as well as the credit ratings of our asset-backed securities. A downgrade in our unsecured debt or asset-backed securities credit ratings (or investor concerns that a downgrade may occur) could materially increase the cost of our funding from, and restrict our access to, the capital markets.
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
We use the securitization of loan receivables, which involves the transfer of loan receivables to a trust and the issuance by the trust of asset-backed securities to third-party investors, as a significant source of funding. Our average level of securitized financings from third parties was $7.7 billion and $6.3 billion for the years ended December 31, 2024 and 2023, respectively. For a discussion of our securitization activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funding, Liquidity and Capital Resources—Funding Sources—Securitized Financings” and Note 6. Variable Interest Entities to our consolidated financial statements.

The securitization market for credit cards may experience future disruptions. The extent to which we securitize our loan receivables in the future will depend in part upon the conditions in the securities markets in general and the credit card asset-backed securities market in particular, the availability of loan receivables for securitization, the overall credit quality of our loan receivables and the conformity of the loan receivables and our securitization program to rating agency requirements, the costs of securitizing our loan receivables, and the legal, regulatory, accounting and tax requirements governing securitization transactions. In the event we are unable to refinance existing asset-backed securities with new or other existing asset-backed securities, we would be required to rely on other sources of funding, which may not be available or may be available only at higher cost. Further, in the event we are unable to refinance existing asset-backed securities from our nonbank subsidiary securitization trust with new or other existing securities from the same trust, there are structural and regulatory constraints on our ability to refinance these asset-backed securities with Bank deposits or other funding at the Bank, and therefore we would be required to rely on sources outside of the Bank, which may not be available or may be available only at higher cost. A prolonged inability to securitize our loan receivables on favorable terms, or at all, or to refinance our asset-backed securities would have a material adverse effect on our business, liquidity, cost of funds and financial condition.
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
If either Synchrony or the Bank defaults in its servicing obligations with respect to any of our three securitization trusts, a third party could be appointed as servicer of such trust. If a third-party servicer is appointed, the third party may not engage us as sub-servicer, in which event we would no longer be able to control the manner in which the related trust’s assets are serviced, and the failure of a third party to appropriately service such assets could lead to an early amortization event in the affected securitization trust, which would have the adverse consequences discussed in the immediately preceding risk factor.
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
Our ability to manage credit risk and avoid high charge-off rates also may be adversely affected by economic conditions that may be difficult to predict, such as the last financial crisis. The assessment of our credit profile includes the evaluation of portfolio mix, account maturation, as well as broader consumer and industry trends, such as payment behavior and overall indebtedness. See “Management's Discussion and Analysis—Results of Operations—Business Trends and Conditions” for further discussion of our expectations of future credit trends, in the near term. Credit trends may deteriorate materially from our expectations if economic conditions were to deteriorate beyond what we currently expect.
In addition, we remain subject to conditions in the consumer credit environment. Our credit underwriting and risk management strategies are used to manage our credit exposures; however, there can be no assurance that those will enable us to avoid high charge-off levels or delinquencies, or that our allowance for credit losses will be sufficient to cover actual losses.
A customer’s ability to repay us can be negatively impacted by increases in their payment obligations to other lenders under mortgage, credit card and other loans (including student and auto loans). These changes can result from increases in base lending rates, structured increases in payment obligations, or the resumption of payments post deferral, and could reduce the ability of our customers to meet their payment obligations to other lenders and to us. In addition, a customer’s ability to repay us can be negatively impacted by the restricted availability of credit to consumers generally, including reduced and closed lines of credit. Customers with insufficient cash flow to fund daily living expenses and lack of access to other sources of credit may be more likely to increase their card usage and ultimately default on their payment obligations to us, resulting in higher credit losses in our portfolio. Our collection operations may not compete effectively to secure more of customers’ diminished cash flow than our competitors. We may not identify customers who are likely to default on their payment obligations to us and reduce our exposure by closing credit lines and restricting authorizations quickly enough, which could have a material adverse effect on our business, results of operations and financial condition. In addition, our collection strategy depends in part on the sale of debt to third-party buyers. Regulatory or other factors may adversely affect the pricing of our debt sales or the performance of our third-party buyers, which may result in higher credit losses in our portfolio. At December 31, 2024, 26% of our loan receivables were from customers with a VantageScore credit score of 650 or less (excluding unrated accounts), who typically have higher delinquency and credit losses than consumers with higher credit scores.

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
Merchants generally pay a merchant discount fee in connection with accepting branded payment cards. Although the structure and economics of payment card networks may vary, the fee paid to the card issuer as part of that transaction—known as the “interchange fee”—is funded by the merchant discount. We earn interchange fees on Dual Card transactions outside of our partners' sales channels and from general purpose co-branded credit card transactions but we typically do not charge or earn interchange fees, as that term has been commonly understood, from our partners or customers on our private label credit card products.
Merchants, trying to decrease their operating expenses, have sought to lower interchange rates, and policymakers continue to focus on interchange regulation. For example, in June 2024, the State of Illinois adopted the Interchange Fee Prohibition Act, which restricts credit card and debit card interchange fees, as defined in the legislation, that may be charged on portions of electronic payment transactions attributable to taxes and gratuities. While a U.S. District Court has preliminarily enjoined this law from applying to federally chartered banking organizations, including the Bank, other jurisdictions may seek to adopt similar or other types of restrictions on interchange fees in the future.
Beyond pursuing litigation, legislation and regulation, merchants are also pursuing alternate payment platforms as a means to lower payment processing costs. To the extent interchange fees are reduced, one of our current competitive advantages with our partners—that we typically do not charge interchange fees when our private label credit card products are used to purchase our partners’ goods and services—may be reduced. Moreover, to the extent interchange fees are reduced, our income from those fees will be lower. We received $1.0 billion of interchange fees for the year ended December 31, 2024. As a result, a reduction in interchange fees could have a material adverse effect on our business and results of operations. In addition, for our Dual Cards and general purpose co-branded credit cards, we are subject to the operating regulations and procedures set forth by the interchange network, and our failure to comply with these operating regulations, which may change from time to time, could subject us to various penalties or fees, or the termination of our license to use the interchange network, all of which could have a material adverse effect on our business and results of operations.

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
In the normal course of business, from time to time, we have been named as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with our business activities. Certain of the legal actions include claims for substantial compensatory and/or punitive damages, or claims for indeterminate amounts of damages. In addition, while historically the arbitration provision in our customer agreements generally has limited our exposure to consumer class action litigation, we may not be successful in enforcing our arbitration clause in the future. There may also be legislative or other efforts to directly or indirectly prohibit the use of pre-dispute arbitration clauses, or we may be compelled as a result of competitive pressure or reputational concerns to voluntarily eliminate pre-dispute arbitration clauses. If the arbitration provision is not enforceable or eliminated (for whatever reason), our exposure to class action litigation could increase significantly. Even if our arbitration clause remains enforceable, we may be subject to mass arbitrations in which large groups of consumers bring arbitrations against the Company simultaneously. These mass arbitrations may, among other risks, require the Company to bear the cost of potentially exorbitant filing fees.
We are also involved, from time to time, in reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our business (collectively, “regulatory matters”), which could subject us to significant fines, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished earnings and damage to our reputation. The current environment of additional regulation, increased regulatory compliance efforts and enhanced regulatory enforcement has resulted in significant operational and compliance costs and may prevent or make it less attractive for us to continue providing certain products and services. These regulatory matters or other factors may, in the future, affect how we conduct our business and in turn have a material adverse effect on our business, results of operations and financial condition.
We contest liability and/or the amount of damages as appropriate in each pending matter. The outcome of pending and future matters could be material to our results of operations, financial condition and cash flows depending on, among other factors, the level of our earnings for that period, and could adversely affect our business and reputation. For a discussion of certain legal proceedings, see “Regulation—Consumer Financial Services Regulation,” and Note 18. Legal Proceedings and Regulatory Matters to our consolidated financial statements.
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
Maintaining a positive reputation is critical to our attracting and retaining customers, partners, investors and employees. In particular, adverse perceptions regarding our reputation could also make it more difficult for us to attract and retain customers, partners and employees, promote and increase the utilization of our credit products, as well as execute on our strategy of increasing retail deposits at the Bank and may lead to decreases in deposits. Harm to our reputation can arise from many sources, including employee misconduct, misconduct by our partners, outsourced service providers or other counterparties, litigation or regulatory actions, failure by us or our partners to meet minimum standards of service and quality, inadequate protection of customer information and compliance failures. Negative publicity regarding us (or others engaged in a similar business or activities), whether or not accurate, may damage our reputation, which could have a material adverse effect on our business, results of operations and financial condition.

Our risk management processes and procedures may not be effective in mitigating our risks.
Our risk management processes and procedures seek to appropriately balance risk and return and mitigate risks. We have established processes and procedures intended to identify, measure, monitor and control the types of risk to which we are subject, including credit risk, market risk, liquidity risk, operational risk, compliance risk, legal risk, strategic risk, and reputational risk. Credit risk is the risk of loss that arises when an obligor fails to meet the terms of an obligation. We are exposed to both consumer credit risk, from our customer loans, and institutional credit risk, principally from our partners. Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, correlations or other market factors will result in losses for a position or portfolio. Liquidity risk is the risk that financial condition or overall safety and soundness are adversely affected by an inability, or perceived inability, to meet obligations and support business growth. Operational risk is the risk of loss arising from inadequate or failed processes, people or systems, external events (e.g., natural disasters and cybersecurity incidents), reputational matters and includes those risks as they relate directly to us as well as to third parties with whom we contract or otherwise do business. Compliance risk is the risk of non-compliance with applicable laws, rules, regulations, other supervisory guidance, and internal policies, and also includes any of those risks as they relate directly to us and our subsidiaries, as well as to third parties with whom we contract or otherwise do business. Legal risk is the risk of potential disputes, litigation, defective agreements or unprotected or infringed rights that can disrupt or otherwise negatively affect operations or condition of the organization. Strategic risk is the risk from changes in the business environment, improper implementation of decisions or inadequate responsiveness to changes in the business environment. Reputational risk is the risk arising from negative perception on the part of stakeholders, including customers, counterparties, shareholders, investors, rating agencies, regulators and employees that can adversely affect the Company’s ability to maintain existing talent and customers and establish new business relationships with continued access to sources of funding. See “Our Business—Credit Risk Management” and “Risks—Risk Management” for additional information on the types of risks affecting our business.
We seek to monitor and control our risk exposure through a framework that includes our Risk Appetite Statement (RAS), Enterprise Risk Assessment and Risk Aggregation Reporting (ERA/RAR) process, risk policies, procedures and controls, reporting requirements, and corporate culture and values in conjunction with the risk management accountability incorporated into our integrated Risk Management Framework, which includes our governance structure and three distinct Lines of Defense. Management of our risks in some cases depends upon the use of analytical and/or forecasting models. If the models that we use to manage these risks are ineffective at predicting future losses or are otherwise inadequate, we may incur unexpected losses or otherwise be adversely affected. In addition, the information we use in managing our credit and other risk may be inaccurate or incomplete as a result of error or fraud, both of which may be difficult to detect and avoid. There may also be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated including when processes are changed or new products and services are introduced. If our Risk Management Framework does not effectively identify and control our risks, we could suffer unexpected losses or be adversely affected, and that could have a material adverse effect on our business, results of operations, and financial condition.
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
See “Regulation—Risk Factors Relating to Regulation” on page 101 for additional risk factors.

Risk Management
____________________________________________________________________________________________
Strong risk management is at the core of our business strategy and we have developed processes to manage the major categories of risk, namely credit, market, liquidity, operational, compliance, legal, strategic, and reputational risk (considered across all risk types).
As described in greater detail below under “—Risk Management Roles and Responsibilities,” we manage enterprise risk using an integrated framework that includes board-level oversight, administration by a group of cross-functional management committees and day-to-day implementation by a dedicated risk management team led by the Chief Risk Officer (“CRO”) a role currently held by our Chief Risk and Legal Officer. We also utilize the “Three Lines of Defense” risk management model to demonstrate and structure the roles, responsibilities and accountabilities in the organization for taking and managing risk. The Risk Committee of the Board of Directors has responsibility for the oversight of the risk management program, and four other board committees have other oversight roles with respect to risk management. Several management committees and subcommittees have important roles and responsibilities in administering the risk management program, including the Enterprise Risk Management Committee (the “ERMC”), the Management Committee (the “MC”), the Asset and Liability Management Committee (the “ALCO”) and the Capital Management Committee (the “CMC”). This committee-focused governance structure provides a forum through which risk expertise is applied cross-functionally to all major decisions, including development of policies, processes and controls used by the CRO and risk management team to execute the risk management philosophy.
The enterprise risk management philosophy is to ensure that all relevant risks are appropriately identified, measured, monitored and controlled. The approach in executing this philosophy focuses on leveraging risk expertise to drive enterprise risk management using a strong governance framework structure, a comprehensive enterprise risk assessment and risk aggregation reporting process and an effective risk appetite framework.
Risk Categories
Risk management is organized around eight major risk categories: credit risk, market risk, liquidity risk, operational risk, compliance risk, legal risk, strategic risk, and reputational risk. We evaluate the potential impact of a risk event on us (including subsidiaries) by assessing the partner and customer, financial, reputational, legal and regulatory impacts.
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
Market Risk
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, correlations, or other market factors will result in losses for a position or portfolio. The principal market risk exposures arise from volatility in interest rates and their impact on economic value and earnings. Market risk is managed by the ALCO, and is subject to policy and risk appetite limits on sensitivity of both earnings at risk and the economic value of equity. Market risk metrics are reviewed by ALCO monthly, the Risk Committee on a quarterly basis and the Board of Directors as required.

Liquidity Risk
Liquidity risk is the risk that an institution’s financial condition or overall safety and soundness are adversely affected by a real or perceived inability to meet contractual or contingent obligations and support planned growth. The primary liquidity objective is to maintain a liquidity profile that will enable us, even in times of stress or market disruption, to fund our existing assets and meet liabilities in a timely manner and at an acceptable cost. Policy and risk appetite limits require us and the Bank (and other entities within our business, as applicable) to ensure that sufficient liquid assets are available to survive liquidity stresses over a specified time period. Our Risk Appetite Statement requires funding diversification, monitoring early warning indicators in the capital markets, and other related limits. ALCO reviews liquidity exposures continuously in the context of approved policy and risk appetite limits and reports results quarterly to the Risk Committee, and the Board of Directors as required.
Operational Risk
Operational risk is the risk of loss arising from inadequate or failed processes, people or systems, external events (such as natural disasters or cyber-attacks), reputational matters, and includes any of those risks as they relate directly to us and our subsidiaries, as well as to third parties with whom we contract or otherwise do business. Operational risk also includes model risk relating to various financial and other models used by us and our subsidiaries, including the Bank, and is subject to a formal governance process.
Compliance Risk
Compliance risk is the risk of non-compliance with applicable laws, rules, regulations, other supervisory guidance, and internal policies, and includes any of those risks as they relate directly to us and our subsidiaries, as well as to third parties with whom we contract or otherwise do business. Compliance risk includes risks related to complying with regulations and laws that protect customers, requirements applicable to non-consumer transactions and business, conduct and behavior of individuals and organizations, and potential illicit activities and criminal behavior.

Legal Risk

Legal Risk is the risk of potential disputes, litigation, defective agreements or unprotected or infringed rights that can disrupt or otherwise negatively affect operations or the condition of a banking organization, and includes any of those risks as they relate directly to us and our subsidiaries, as well as to third parties with whom we contract or otherwise do business. Legal risk includes risks related to litigation and/or disputes against the organization as well as potential management of own assets or compliance with third-party asset rights.
Strategic Risk
Strategic risk consists of the current or prospective risk to earnings and capital arising from changes in the business environment and from adverse business decisions, improper implementation of decisions or lack of responsiveness to changes in the business environment. The New Product Introduction (“NPI”) Sub-Committee assesses the strategic viability and consistency of each new product or service. All new initiatives require the approval of the NPI Sub-Committee, and a select number of new product requests are escalated to the MC and the Board of Directors, based on level of risk.
Reputational Risk

Reputational risk is the risk arising from negative perception on the part of stakeholders, including customers, counterparties, shareholders, investors, rating agencies, regulators and employees that can adversely affect the Company’s ability to maintain existing talent and customers and establish new business relationships with continued access to sources of funding.
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

The “First Line of Defense” is comprised of the business areas whose day-to-day activities involve decision-making and associated risk-taking for the Company. As the business owner, the first line is responsible for identifying, assessing, managing and controlling that risk, as well as for mitigating our overall risk exposure. The first line formulates strategy and is tasked with operating within the risk appetite and risk governance framework. The “Second Line of Defense,” also known as the independent risk management organization, provides oversight of first line risk taking and management. The second line assists in determining risk capacity, risk appetite, and the strategies, policies, and structure for managing risks. The second line owns the risk governance framework. The “Third Line of Defense” is comprised of Internal Audit. The third line provides independent and objective assurance to senior management and to the Board of Directors and Audit Committee that the first and second line risk management and internal control systems and its governance processes are well-designed and working as intended.
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

Risk Committee
The Risk Committee’s role, among other things, is to: (i) assist the Board of Directors in its oversight of the Company’s Enterprise Risk Governance Framework, including as it relates to credit, investment, market, liquidity, operational, cybersecurity, compliance, third-party relationships, strategic and reputational risks; (ii) review and, at least annually, approve the Company’s Enterprise Risk Governance Framework and risk assessment and risk management practices, guidelines and policies including significant policies that management uses to manage the risks discussed above; (iii) review and, at least annually, recommend to the Board of Directors for approval the Company’s enterprise-wide risk appetite (including the Company’s liquidity risk tolerance), and review and approve the Company’s strategy relating to managing key risks and other policies on the establishment of risk limits as well as the guidelines, policies and processes for monitoring and mitigating such risks; (iv) meet separately on a regular basis with our CRO and (in coordination with the Bank’s Risk Committee, as appropriate) the Bank’s CRO; (v) receive periodic reports from management on metrics used to measure, monitor and manage known and emerging risks, including management’s view on acceptable and appropriate levels of exposure; (vi) receive reports from our internal audit, risk management and independent liquidity review functions on the results of risk management reviews and assessments; (vii) review and approve, at least annually, the Company’s enterprise-wide capital and liquidity framework (including its contingency funding plan) and, in coordination with the Bank’s Risk Committee, review, at least quarterly, the Bank’s liquidity risk appetite, regulatory capital and ratios and internal capital adequacy assessment processes and, at least annually, the Bank’s allowance for credit losses methodology, annual capital plan and resolution plan; (viii) review, at least semi-annually, information from senior management regarding whether the Company is operating within its established risk appetite; (ix) review the status of financial services regulatory examinations; (x) review the independence, authority and effectiveness of the Company’s risk management function; (xi) approve the appointment of, evaluate and, when appropriate, replace the CRO; and (xii) review disclosure regarding risk contained in the Company’s annual and quarterly reports.
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
Management Committee
The MC is under the oversight of the Board of Directors and is comprised of our senior executives and chaired by our CEO. The MC has responsibility for reviewing and approving lending and investment activities of the Company, such as equity investments, acquisitions, dispositions, joint ventures, portfolio deals and investment issues regarding the Company. It is also responsible for overseeing the Company’s approach to managing its investments, reviewing and approving the Company’s annual strategic plan, and overseeing activities administered by its Credit, Information Technology, New Product Introduction, Investment Review and Pricing sub-committees. The MC also reviews management reports provided on a periodic basis, or as requested, in order to monitor evolving issues, effectiveness of risk mitigation activities and performance against strategic plans. The MC may make decisions only within the authority that is granted to it by the Board of Directors and must escalate any investment or other proposals outside of its authority to the Board of Directors for final decision.

Enterprise Risk Management Committee
The ERMC is a management committee under the oversight of the Risk Committee and is comprised of senior executives and chaired by the CRO. The ERMC has responsibility for risk oversight across the Company and for reporting on material risks to our Risk Committee. The responsibilities of the ERMC include the day-to-day oversight of risks impacting the Company, establishing a risk appetite statement, and ensuring compliance across the Company with the overall risk appetite. The ERMC also oversees establishment of risk management policies, the performance and functioning of the relevant overall risk management function, and the implementation of appropriate governance activities and systems that support control of risks.
Asset and Liability Management Committee
The ALCO is a management committee under the oversight of the Risk Committee and is comprised of our senior executives and chaired by the Treasurer. It identifies, measures, monitors, manages and controls market, liquidity, and credit (investments and bank relationships) risks to the Company’s balance sheet. ALCO activities include reviewing and monitoring cash management, investments, liquidity, funding, and foreign exchange risk activities and overseeing the safe, sound and efficient operation of the Company in compliance with applicable policies, laws, and regulations.
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
Chief Executive Officer, Chief Risk Officer, and Other Senior Officers
The CEO has ultimate responsibility for ensuring the management of the Company’s risk in accordance with the Company’s approved risk appetite statement, including through their role as chairperson of the MC. The CEO also provides leadership in communicating the risk appetite to internal and external stakeholders to help embed appropriate risk taking into the overall corporate culture of the Company.
The CRO manages our risk management team and, as chairperson of the ERMC, is responsible for establishing and implementing standards for the identification, management, measurement, monitoring and reporting of risk on an enterprise-wide basis. In collaboration with our CEO and the Chief Financial Officer, the CRO has responsibility for developing an appropriate risk appetite with corresponding limits that aligns with supervisory expectations, and this risk appetite statement has been approved by the Board of Directors. The CEO and CRO regularly report to the Board of Directors and the Risk Committee on risk management matters.
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
Enterprise Risk Assessment and Risk Aggregation Reporting
The Enterprise Risk Assessment process and Risk Aggregation Reporting (“ERA/RAR”) is designed to identify, assess, quantify, and aggregate risk across the Company’s primary risk categories and serves as a basis to determine the Company’s risk profile. The Enterprise Risk Management team, in collaboration with the risk pillar leaders, performs an independent ERA/RAR using a methodology that measures inherent risk, enterprise control environment, and residual risk to rate enterprise-level risks across Synchrony for the ERA, and aggregate risk level, enterprise control environment, and aggregate risk exposure to rate risk categories across Synchrony for RAR. The ERA/RAR process plays an important role in directing the risk management activities by helping prioritize initiatives and focus resources on the most appropriate risks. The ERA/RAR process is performed quarterly. The ERA output determines the Material Risk Inventory, which is a key input in the strategic and capital planning processes.
Stress testing activities provide a forward-looking assessment of risks and losses. Stress testing is integrated into the strategic, capital and liquidity planning processes, and the results are used to identify portfolio vulnerabilities and develop risk mitigation strategies or contingency plans across a range of stressed conditions.
Risk Appetite Framework
We operate in accordance with a Risk Appetite Statement setting forth objectives, plans and limits, and expressing preferences with respect to risk-taking activities in the context of overall business goals. The Risk Appetite Statement is approved annually by the Board of Directors, with delegated authority to the CRO for implementation throughout the Company. The Risk Appetite Statement serves as a tool to preclude activities that are inconsistent with the business and risk strategy. The Risk Appetite Statement is reviewed and approved at least annually as part of the business planning process and will be modified, as necessary, to include updated risk tolerances by risk category, enabling us to meet prescribed goals while continuing to operate within established risk thresholds.

Cybersecurity
____________________________________________________________________________________________
Risk Management and Strategy
Our information security program includes administrative, technical and physical safeguards and is designed to provide an appropriate level of protection to maintain the confidentiality, integrity and availability of our Company’s, our clients' and our customers’ information. This includes protecting against known and evolving threats to the security of customer records and information, and against unauthorized access, compromise, or loss of customer records or information.
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
We employ business continuity, backup and disaster recovery procedures for all the systems that are used for storing, processing and transferring customer information, and we periodically test and validate our disaster recovery plans to assess our resilience capabilities. Additionally, we maintain insurance coverage that, subject to applicable terms and conditions, may cover certain aspects of cybersecurity and information risks. However, there can be no assurance that liabilities or losses we may incur will be covered under such policies or that the amount of insurance will be adequate.
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
Cybersecurity threats, including as a result of previous cybersecurity incidents, have not materially affected the Company during the past three fiscal years. While we are not currently aware of any cybersecurity threats that are reasonably likely to materially affect the Company there is no assurance that we will not be materially affected by such threats in the future. For additional information on our risks related to cybersecurity, see “Risk Factors Relating to Our Business—Cyber-attacks or other security breaches could have a material adverse effect on our business.”
Governance
Our Board's fully independent Risk Committee has primary oversight of the Company's cybersecurity risk. Cybersecurity risk is a component of operational risk within our enterprise risk management framework. For a detailed description of our enterprise risk management framework, including its governance and processes, see “Risks—Risk Management.”

Our information security team, led by our Chief Information Security Officer ("CISO"), in collaboration with our Risk Committee and our executive leadership team, closely monitors our information security program, including our strategy, and information security policies and practices, against a rapidly evolving landscape of threats and regulatory requirements and expectations. The Risk Committee receives reports and briefings on our information security and enterprise risk management programs at least quarterly, including the results of any external audits, examinations and evaluations, as well as maturity assessments of our information security program, at least one of these sessions is held jointly with the Audit Committee.
The CISO team leading our information security program is responsible for identifying, assessing, managing and controlling cybersecurity risk, and for mitigating our cybersecurity risk exposure. Our information security program is monitored and challenged by our risk management team, led by our CRO.
We have developed an incident response governance framework to timely identify, evaluate and thereafter report cybersecurity incidents to our executive management team, appropriate management committees, including the enterprise risk management committee, the Risk Committee, Audit Committee and Board, as necessary. In addition to facilitating timely evaluation, escalation and reporting of cybersecurity incidents, this framework also sets forth the process for identifying and assessing the severity of cybersecurity incidents, as well as for managing post-incident activities, including recovery and resolution.
The CISO reports directly to our Chief Technology and Operating Officer and on a dotted line basis to our CRO. Our CISO has expertise in cybersecurity, information security risk management, identity and access management, security architecture, application security, vulnerability management, threat intelligence, security operations and incident management and response through prior roles leading information security functions at other large organizations and has over 30 years of experience across technology and security. The CISO holds various professional certifications, including the Certified Information Security Manager certification from the Information Systems Audit and Control Association.

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
On May 24, 2018, the President signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”), which amended the Dodd-Frank Act and modified certain post-crisis regulatory requirements. On October 10, 2019, the Federal Reserve Board, OCC, and FDIC issued final rules, which we refer to as the "Tailoring Rules," that tailor the applicability of the Federal Reserve Board’s enhanced prudential standards relating to capital, liquidity, and other risk management matters, and apply certain of these standards to savings and loan holding companies (other than those substantially engaged in insurance underwriting or commercial activities) that have total consolidated assets of $100 billion or more based on the average of the previous four quarters, referred to as “covered savings and loan holding companies.” Synchrony became subject to these enhanced prudential standards in 2023. These enhanced prudential standards, including the applicable transition periods for Synchrony, are discussed in greater detail below.
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
For a discussion of our capital ratios at December 31, 2024, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Capital.”
Under the Tailoring Rules, as a covered savings and loan holding company with average total consolidated assets of $100 billion or more, but less than $250 billion, Synchrony is now subject to supervisory stress tests on a biennial basis, in even calendar years. Synchrony currently expects that the 2026 supervisory stress test is the first stress test in which it will be required to participate.
Covered savings and loan holding companies with average total consolidated assets of $100 billion or more are also subject to a stress capital buffer in lieu of the 2.5% capital conservation buffer. The stress capital buffer is calculated as the amount of loss of common equity Tier 1 capital incurred by the Company in the severely adverse scenario of the most recent supervisory stress test exercise, assuming certain continued payments on capital instruments, and is subject to a floor of 2.5% of risk-weighted assets. Synchrony will become subject to the stress capital buffer once it begins to participate in supervisory stress tests. As a result, its capital requirements may increase and its ability to pay dividends, make other capital distributions, or redeem or repurchase its stock may be adversely impacted.
Under a December 2018 final rule, banking organizations were permitted to phase in the regulatory capital effects of the CECL model, the new accounting standard for credit losses, over three years. On March 27, 2020, the CARES Act was signed into law, and included a provision that permits financial institutions to defer temporarily the use of CECL. In a related action, the joint federal bank regulatory agencies issued an interim final rule effective March 31, 2020, that allows banking organizations that implemented CECL in 2020 to elect to mitigate the effects of the CECL accounting standard on their regulatory capital for two years. This two-year delay is in addition to the three-year transition period that the agencies had already made available in December 2018. Synchrony and the Bank have elected to defer the regulatory capital effects of CECL in accordance with the interim final rule, and not to apply the deferral of CECL available under the CARES Act. As a result, the effects of CECL on Synchrony’s and the Bank’s regulatory capital were delayed through the year 2021, and were phased-in over a three-year period from January 1, 2022 through December 31, 2024. Under the March 31, 2020 interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period included both the initial impact of a banking organization’s adoption of CECL at January 1, 2020, and 25% of subsequent changes in its allowance for credit losses during each quarter of the two-year period ended December 31, 2021.
On July 27, 2023, the federal banking agencies proposed rules, known as the “Basel Endgame” proposal, that would change the regulatory capital requirements for banking organizations that have $100 billion or more in total assets, such as Synchrony, or have significant trading activity. The proposed rules would, among other changes, lower the threshold for the amount of certain deferred tax assets that must be deducted from capital, introduce a new expanded risk based approach for calculating risk weighted assets, which, compared to the standardized approach to which Synchrony is currently subject, add an operational risk charge and apply higher credit conversion factors to unused portion of unconditionally cancellable lines of credit. On September 10, 2024, then Vice Chair for Supervision at the Federal Reserve Board (the "Vice Chair"), gave a speech outlining a set of potential revisions to the Basel Endgame proposal, such as recommending that the Federal Reserve Board issue a re-proposal of the rule in which banking organizations with total assets between $100 billion and $250 billion, such as Synchrony, would not be subject to the changes to their capital requirements outlined in the Basel Endgame proposal, other than the proposed requirement to recognize unrealized gains and losses of their securities in regulatory capital. It remains uncertain whether the federal banking agencies will re-propose and/or finalize the Basel Endgame rule, and if so, whether the agencies will adopt the Vice Chair’s recommendations.
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
In evaluating the appropriateness of a proposed redemption or repurchase of stock, the Federal Reserve Board will consider, among other things, the potential loss that we may suffer from the prospective need to increase reserves and write down assets as a result of continued asset deterioration, and our ability to raise additional common equity and other capital to replace the stock that will be redeemed or repurchased. The Federal Reserve Board also will consider the potential negative effects on our capital structure of replacing common stock with any lower-tier form of regulatory capital issued. Moreover, we became subject to formal capital plan submission requirements as of January 1, 2024, and regulatory review of our capital plan may result in an increase in our capital requirements and adverse impacts on our ability to pay dividends, make other capital distributions, or redeem or repurchase our stock. See “Regulation—Risk Factors Relating to Regulation—Failure by Synchrony and the Bank to meet applicable capital adequacy and liquidity requirements could have a material adverse effect on us” and “—We are subject to restrictions that limit our ability to pay dividends and repurchase our common stock; the Bank is subject to restrictions that limit its ability to pay dividends to us, which could limit our ability to pay dividends, repurchase our common stock or make payments on our indebtedness.”
Liquidity
As a covered savings and loan holding company with average total consolidated assets of $100 billion or more, we must comply with enhanced prudential standards with respect to liquidity management, including maintaining diversified liquidity buffers and regularly conducting liquidity stress tests.

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
Resolution
As a savings and loan holding company with $100 billion or more in assets, Synchrony may become subject to long-term debt requirements that are intended to facilitate an orderly resolution of large banking organizations and make their funding profiles more stable. An August 2023 interagency notice of proposed rulemaking would require depository institution holding companies with $100 billion or more in assets to issue minimum amounts of long-term debt and to maintain “clean” holding companies without certain types of liabilities, and, relatedly, would require insured depository institution subsidiaries with $100 billion or more in assets to issue minimum amounts of long-term debt to a holding company. If the proposed changes are finalized, they may require changes to our funding strategy and/or increase our cost of funding.

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
Capital
The Bank is required by OCC regulations to maintain specified levels of regulatory capital. Institutions that are not well-capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits. The OCC is authorized and, under certain circumstances, required to take certain actions against an institution that fails to meet the minimum ratios for an adequately capitalized institution. At December 31, 2024, the Bank met or exceeded all applicable requirements to be deemed well-capitalized under OCC regulations.
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
As an insured depository institution, the Bank is also subject to the FDIA, which requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors that are established by regulation. To be well-capitalized for purposes of the FDIA, the Bank must maintain a common equity Tier 1 capital to risk-weighted assets ratio of 6.5%, a Tier 1 capital to risk-weighted assets ratio of 8%, a total capital to risk-weighted assets ratio of 10%, and a leverage ratio of Tier 1 capital to total consolidated assets of 5%, and not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by the OCC to meet or maintain a specific capital level for any capital measure. At December 31, 2024, the Bank met or exceeded all applicable requirements to be deemed well-capitalized for purposes of the FDIA.

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
On October 24, 2023, the federal banking agencies issued a final rule that revises how they evaluate an insured depository institution’s record of satisfying the credit needs of its entire communities, including low- and moderate- income individuals and neighborhoods, under the CRA. The final rule provides that Limited Purpose banks, such as the Bank, will continue to be evaluated primarily on the basis of their community development activities. Industry organizations have challenged the final rule in court, and on March 29, 2024, the United States District Court for the Northern District of Texas granted an injunction and stay of the final rule. The final outcome of such challenge is uncertain.
The FDIA prohibits insured banks from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited) unless it is “well-capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. A bank that is “adequately capitalized” and that accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions under the FDIA on a bank that is “well-capitalized.” Further, “undercapitalized” institutions are subject to growth limitations. At December 31, 2024, the Bank met or exceeded all applicable requirements to be deemed well-capitalized for purposes of the FDIA. An inability to accept brokered deposits in the future could materially adversely impact our funding costs and liquidity.
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
In addition, on November 16, 2023, the FDIC adopted a final rule to implement a special assessment to recover losses to the DIF arising from the protection of uninsured depositors following the receiverships of failed institutions in the spring of 2023. The assessment base for the special assessment was equal to an insured depository institution’s estimated uninsured deposits reported for the quarter ended December 31, 2022, minus the first $5 billion in estimated uninsured deposits. The FDIC will collect the special assessment over eight initial quarterly assessment periods starting with the first quarter of 2024, at a quarterly rate of 3.36 basis points. Synchrony recognized the entire initial special assessment expense of $9 million in the fourth quarter of 2023. However, depending on future adjustments to the DIF’s estimated loss, the FDIC retained the ability to cease collection early, extend the special assessment collection period, or impose a one-time final shortfall assessment. During 2024, the FDIC revised its loss estimate and projected that the special assessment would be collected for an additional two quarters beyond its initial eight-quarter collection period. The additional special assessment expense related to the revision of the loss estimate was not material to Synchrony.
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
Resolution and Recovery Planning
Under FDIC regulations, an insured depository institution with $100 billion or more in total assets is required periodically to submit to the FDIC a plan for the institution’s resolution in the event of its failure. The plan is designed to enable the FDIC, if appointed receiver for the institution, to resolve the institution under sections 11 and 13 of the FDIA in a manner that ensures that its depositors receive timely access to their insured deposits, maximizes the net present value return from the sale or disposition of the institution’s assets, minimizes the amount of any loss realized by the creditors in the resolution, and addresses risks of adverse effects on U.S. economic conditions or economic stability. The resolution plan requirement is intended to ensure that a covered insured depository institution develops a credible strategy to facilitate the FDIC’s resolution of the institution across a range of possible scenarios and that the FDIC has access to all of the material information it needs to resolve the institution efficiently in the event of its failure. If the FDIC deems a resolution plan filing not credible and the insured depository institution fails to resubmit a credible plan, the institution could become subject to an enforcement action. The Bank's first resolution plan is due on July 1, 2025, and going forward, the Bank will be required to submit resolution plans every three years and interim supplements annually.

In October 2024, the OCC issued final revisions to its recovery planning guidelines. These revised guidelines apply to insured depository institutions with average total consolidated assets of $100 billion or more, such as the Bank. The guidelines require the Bank to develop and maintain a recovery plan that identifies triggers and options for responding to a wide range of severe internal and external stress scenarios and for restoring the Bank, to the extent it is experiencing or is likely to experience considerable financial or non-financial stress, to financial strength and viability in a timely manner. Under the guidelines, the Bank must test its recovery plan at least annually. The Bank is required to comply with all aspects of these guidelines by January 1, 2026, other than the testing requirement, with which the Bank must comply by January 1, 2027.
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

The CARD Act, which was enacted in 2009, amended the Truth in Lending Act and required us to make significant changes to many of our business practices, including marketing, underwriting, pricing and billing. The CARD Act’s restrictions on our ability to increase interest rates on existing balances to respond to market conditions and credit risk ultimately limits our ability to extend credit to new customers and provide additional credit to current customers. Other CARD Act restrictions, such as limitations on late fees, have resulted and will continue to result in reduced interest income and loan fee income. On March 5, 2024, the CFPB issued a final rule amending its regulations that implement the Truth in Lending Act to, among other things, lower the safe harbor dollar amount for credit card late fees from $30 (adjusted to $41 for each subsequent late payment within the next six billing cycles) to $8 and eliminate the automatic annual inflation adjustment to such safe harbor dollar amount. The final rule had an original effective date of May 14, 2024. Industry organizations have challenged the final rule in court, and on May 10, 2024, the United States District Court for the Northern District of Texas granted an injunction and stay of the final rule, and the injunction granted remains in effect. The final outcome of such challenge, including the impact on the final rule, is uncertain. See "Business Trends and Conditions" above for the anticipated financial impacts related to the final rule and see "—Risk Factors Relating to Our Business - The CFPB's final rule on credit card late fees, if implemented would likely materially adversely affect our business and results of operations."
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
The Dodd-Frank Act established the CFPB, which regulates consumer financial products and services and certain financial services providers. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” and ensure consistent enforcement of laws so that all consumers have access to markets for consumer financial products and services that are fair, transparent and competitive. The CFPB has rulemaking and interpretive authority under the Dodd-Frank Act and other federal consumer financial services laws, as well as broad supervisory, examination and enforcement authority over large providers of consumer financial products and services, such as us. In addition, the CFPB has an online complaint system that allows consumers to log complaints with respect to various consumer finance products, including the products we offer. The system could inform future agency decisions with respect to regulatory, enforcement or examination focus. There continues to be uncertainty as to how the CFPB’s strategies and priorities will impact our business and our results of operations going forward. See “Regulation—Risk Factors Relating to Regulation—There is ongoing uncertainty as to how the Consumer Financial Protection Bureau’s actions will impact our business; the agency’s actions have had and may continue to have an adverse impact on our business.”
On October 22, 2024, the CFPB issued a final rule to implement Section 1033 of the Dodd-Frank Act. Under the final rule, financial institutions that offer credit cards or consumer deposit accounts like the Bank are required, upon request, to make available to a consumer or third party authorized by the consumer certain information the Bank has concerning a consumer financial product or service covered by the rule, such as a credit card or a deposit account. In issuing this rule, the CFPB said that the rule will move the U.S. closer to an “open banking” system that will allow consumers to switch banks or other providers more easily. The final rule also requires, among other things, covered data providers, such as the Bank, to establish a developer interface that satisfies certain performance and data security specifications through which the data provider can receive requests for, and provide, specific types of data covered by the rule in electronic, usable form to authorized third parties directly or through data aggregators. Under the final rule, the Bank will be prohibited from charging fees for maintaining the developer interface or providing access to such data. The Bank may also act as an authorized third party to request and access covered data under the final rule from other financial institutions that are covered data providers. The final rule places data security, authorization, and other obligations on those authorized third parties, including limitations on secondary uses of the data received. Industry organizations have challenged the final rule in court and the litigation is ongoing. If the challenge is not successful, as a data provider, the Bank must comply with the rule beginning April 1, 2027. We are monitoring the status of the litigation and evaluating the impact of this rule.

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
In 2018, the State of California enacted the California Consumer Privacy Act (“CCPA”). The CCPA requires covered businesses to comply with requirements that give consumers residing in California the right to know what information is being collected from them and whether such information is sold or disclosed to third parties. The statute also allows consumers to access, delete, and prevent the sale of personal information that has been collected by covered businesses in certain circumstances. The CCPA does not apply to personal information collected, processed, sold, or disclosed pursuant to the GLBA or the California Financial Information Privacy Act. In 2020, the State of California enacted the California Privacy Rights Act (“CPRA”). The CPRA essentially serves to supplement the CCPA by, amongst other changes, bringing the personal information of employees residing in California into the scope of the law. We believe we are a covered business under the CCPA and CPRA.
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
Banking laws and regulations are primarily intended to protect consumers, federally insured deposits, the DIF and the banking system as a whole, and are not intended to protect our stockholders, noteholders or creditors. If we (or our service providers, including our partners) fail to satisfy applicable laws and regulations, our respective regulators have broad discretion to enforce those laws and regulations, including with respect to the operation of our business, required capital levels, payment of dividends and other capital distributions, engaging in certain activities and making acquisitions and investments. Our regulators also have broad discretion with respect to the manner in which they enforce applicable laws and regulations, including through enforcement actions that could subject us to civil money penalties, customer remediation programs, increased compliance costs, and limits or prohibitions on our ability to offer certain products and services or to engage in certain activities. In addition, to the extent we undertake actions requiring regulatory approval or non-objection, our regulators may make their approval or non-objection subject to conditions or restrictions that could have a material adverse effect on our business, results of operations and financial condition. Any other actions taken by our regulators could have a material adverse impact on our business, reputation and brand, results of operations and financial condition. Moreover, some of our competitors are subject to different, and in some cases less restrictive, statutory and/or regulatory regimes, which may have the effect of providing them with a competitive advantage over us.

New laws, regulations, policies, or practical changes in enforcement of existing laws, regulations or policies applicable to our business, including as a result of changes to the U.S. presidential administration and Congress, or our own reexamination of our current practices, could adversely impact our profitability, limit our ability to continue existing or pursue new business activities or acquisitions, require us to change certain of our business practices or alter our relationships with customers, affect retention of our key personnel, affect how we interact with our partners and/or service providers, or expose us to additional costs (including increased compliance costs and/or customer remediation). These changes may also require us to invest significant management attention and resources to make any necessary changes and could adversely affect our business, results of operations and financial condition. For example, the CFPB has broad authority over our business and there continues to be uncertainty as to how the CFPB's actions will impact our business. See “—There is ongoing uncertainty as to how the Consumer Financial Protection Bureau’s actions will impact our business; the agency’s actions have had and may continue to have an adverse impact on our business.”
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
Ongoing changes to the regulatory framework applicable to us have had, and may continue to have, a significant adverse impact on our business, results of operations and financial condition. For example, the Dodd-Frank Act and related regulations restrict certain business practices, and impose stringent capital, liquidity and leverage ratio requirements, as well as additional costs (including increased compliance costs and increased costs of funding raised through the issuance of asset-backed securities) on us, and impact the value of our assets. In addition, the Dodd-Frank Act requires us to serve as a source of financial strength for any insured depository institution we control, such as the Bank. Such support may be required by the Federal Reserve Board at times when we might otherwise determine not to provide it or when doing so is not otherwise in the interest of Synchrony or its stockholders, noteholders or creditors. We describe certain provisions of the Dodd-Frank Act and other legislative and regulatory developments in “Regulation—Regulation Relating to Our Business.”
The EGRRCPA and related regulatory reform initiatives modified many of the Dodd-Frank Act’s requirements, including provisions in the Tailoring Rules that apply certain enhanced prudential standards to covered savings and loan holding companies. As a result, because we now have average total consolidated assets of over $100 billion, following applicable transition periods we have become or will become subject to biennial supervisory stress tests, formal capital plan submission requirements, and the stress capital buffer, which will impose additional requirements and constraints on us.
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
There is ongoing uncertainty as to how the CFPB’s strategies and priorities, including in both its examination and enforcement processes, will impact our business and our results of operations going forward, including as a result of changes to the U.S. presidential administration and Congress. Actions by the CFPB could result in requirements to alter or cease offering affected products and services, including deferred interest products, making them less attractive to consumers and less profitable to us and also restricting our ability to offer them. In addition, since 2013, the Bank has entered into two consent orders with the CFPB — one in 2013, which has since been terminated; and another in 2014 with respect to a debt cancellation product and sales practices and an unrelated issue that arose from the Bank’s self-identified omission of certain Spanish-speaking customers and customers residing in Puerto Rico from two offers that were made to certain delinquent customers. The Bank’s resolutions with the CFPB do not preclude it or other regulators or state attorneys general from seeking additional monetary or injunctive relief with respect to these or other issues, and any such relief could have a material adverse effect on our business, results of operations or financial condition.
Although we have committed significant resources to enhancing our compliance programs, changes by the CFPB in regulatory expectations, interpretations or practices or interpretations that are different or stricter than ours or those adopted in the past by the CFPB or other regulators could increase the risk of additional enforcement actions, fines and penalties. Most recently, the CFPB has identified certain areas of concern for consumers, including, for example, the increasing sophistication of underwriting, fair lending concerns (including in marketing), debt collection, excessive and/or unexpected fees and medical debt. Actions by the CFPB with respect to these or other areas could result in requirements to alter our products and services that may make them less attractive to consumers or less profitable to us. For example, on March 5, 2024, the CFPB issued a final rule that would result in a significant reduction of credit card late fees assessed by credit card issuers if and when it is implemented. For a discussion of risks related to the CFPB's final late fee rule, please see "—Risk Factors Relating to Our Business—The CFPB's final rule on credit card late fees, if implemented, would likely materially adversely affect our business and results of operations." Additionally, on July 7, 2023, the CFPB, together with the U.S. Department of Health and Human Services and the U.S. Department of the Treasury, issued a request for information soliciting public comment on medical credit cards, loans, and other financial products used to pay for health care, which may lead to additional regulatory, supervisory, or enforcement activity regarding these products.
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
Synchrony and the Bank may be subject to increasingly stringent capital adequacy standards in the future. For instance, because Synchrony now has over $100 billion in average total consolidated assets, following applicable transition periods, Synchrony has or will become subject to biennial supervisory stress tests, a formal capital plan submission requirement, and the stress capital buffer which could impose additional requirements and constraints on us, including additional restrictions on our ability to return capital to our shareholders. See “Regulation—Regulation Relating to Our Business— Savings and Loan Holding Company Regulation—Capital” and “Regulation—Regulation Relating to Our Business— Savings and Loan Holding Company Regulation—Dividends and Stock Repurchases.” In addition, in July 2023 the federal banking agencies proposed changes to the capital requirements of banking organizations that have $100 billion or more in total assets. See “Regulation—Regulation Relating to Our Business— Savings and Loan Holding Company Regulation—Capital." To the extent the proposed changes are finalized and apply to us, they would likely increase our regulatory capital requirements, which may decrease our return on equity and could result in limitations on our ability to pay dividends or repurchase our stock.
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
Synchrony must also continue to comply with regulatory requirements related to the maintenance, management, monitoring and reporting of liquidity as discussed in “Regulation—Regulation Relating to Our Business.” Under the Tailoring Rules, enhanced prudential standards with respect to liquidity management apply to covered savings and loan holding companies with $100 billion or more in average total consolidated assets. See “Regulation—Regulation Relating to Our Business.” Because Synchrony now has met this threshold, such requirements have begun to apply or will apply to us in the future after applicable transition periods, which could cause our results of operations and financial condition to be materially adversely affected.

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
We regularly use third-party vendors and subcontractors as part of our business. We also have substantial ongoing business relationships with our partners and other third parties. These types of third-party relationships are subject to increasingly demanding regulatory requirements and attention by our federal bank regulators (the Federal Reserve Board, the OCC and the FDIC) and our consumer financial services regulator (the CFPB). Regulatory guidance requires us to enhance our due diligence, ongoing monitoring and control over our third-party vendors and subcontractors and other ongoing third-party business relationships, including with our partners. In certain cases, we may be required to renegotiate our agreements with these vendors and/or their subcontractors to meet these enhanced requirements, which could increase our costs. These regulatory expectations may change, and may potentially become more rigorous in certain ways. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third-party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third-party vendors and subcontractors or other ongoing third-party business relationships, or that such third parties have not performed appropriately, we could be subject to enforcement actions, including the imposition of civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation.
Failure to comply with anti-money laundering and anti-terrorism financing laws could have significant adverse consequences for us.
We maintain an enterprise-wide program designed to enable us to comply with all applicable anti-money laundering and anti-terrorism financing laws and regulations, including, but not limited to, the Bank Secrecy Act and the Patriot Act. This program includes policies, procedures, processes and other internal controls designed to identify, monitor, manage and mitigate the risk of money laundering or terrorist financing posed by our products, services, customers and geographic locale. These controls include procedures and processes to detect and report suspicious transactions, perform customer due diligence, respond to requests from law enforcement, identify and verify a legal entity customer’s beneficial owner(s) at the time a new account is opened and to understand the nature and purpose of the customer relationship, and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. Our programs and controls may not be effective to ensure our compliance with all applicable anti-money laundering and anti-terrorism financing laws and regulations, and our failure to comply could subject us to significant sanctions, fines, penalties and reputational harm, all of which could have a material adverse effect on our business, results of operations and financial condition.

CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
____________________________________________________________________________________________

To the Stockholders and Board of Directors
Synchrony Financial:
Opinion on Internal Control Over Financial Reporting
We have audited Synchrony Financial and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Statements of Financial Position of the Company as of December 31, 2024 and 2023, the related Consolidated Statements of Earnings, Comprehensive Income, Changes in Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 7, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
February 7, 2025

Report of Independent Registered Public Accounting Firm
____________________________________________________________________________________________

To the Stockholders and Board of Directors
Synchrony Financial:
Opinion on the Consolidated Financial Statements
We have audited the accompanying Consolidated Statements of Financial Position of Synchrony Financial and subsidiaries (the Company) as of December 31, 2024 and 2023, the related Consolidated Statements of Earnings, Comprehensive Income, Changes in Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 7, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Allowance for Credit Losses on Loan Receivables
As discussed in Notes 2 and 5 to the consolidated financial statements, the Company’s allowance for credit losses (ACL) as of December 31, 2024 was $10,929 million. The Company estimated and recognized losses on loan receivables upon origination of the loan, based on expected credit losses for the life of the loan balance as of the period end date. Expected credit loss estimates for the December 31, 2024 ACL involved modeling of loss projections attributable to existing loan balances, considering historical experience, current conditions, and future expectations for pools of loans with similar risk characteristics over the reasonable and supportable forecast period. The model considers a macroeconomic forecast, with unemployment as the primary macroeconomic variable. The Company used an enhanced migration analysis to estimate the likelihood that a loan will progress through the various stages of delinquency. After the reasonable and supportable forecast period, the Company reverted to historical loss information at the loan receivables segment level. The historical loss information was derived from a combination of recessionary and non-recessionary performance periods. In determining expected credit losses over the life of the loan balance, the Company utilized an approach which implicitly considered total expected future payments and applied appropriate allocations to reduce those payments in order to estimate losses pertaining to measurement date loan receivables. The Company also performed a qualitative assessment in addition to model estimates and applied qualitative adjustments as necessary.
We identified the assessment of the December 31, 2024 ACL as a critical audit matter. A high degree of auditor effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the December 31, 2024 ACL due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the December 31, 2024 ACL methodologies, including the methods and models used to estimate expected credit losses. The assessment also included an evaluation of the significant assumptions to the December 31, 2024 ACL, which included: (1) the segmentation of the loan receivables population with similar risk characteristics, (2) the length of the historical experience, (3) the length of the reasonable and supportable forecast period, (4) the estimated life of the loan, (5) the reversion to historical loss information, and (6) the macroeconomic forecast. The assessment also included an evaluation of the conceptual soundness of the models. In addition, auditor judgment was required to evaluate the sufficiency of the audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the December 31, 2024 ACL, including controls over the:

•development and approval of the December 31, 2024 ACL methodologies
•performance monitoring of the models
•identification and determination of the significant assumptions used to estimate the ACL
•monitoring of the December 31, 2024 ACL results, trends, and ratios.
We evaluated the Company’s process to develop the December 31, 2024 ACL by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized industry knowledge and experience, who assisted in:

•evaluating the Company’s December 31, 2024 ACL methodologies for compliance with U.S. generally accepted accounting principles
•assessing the conceptual soundness of the models used by inspecting model documentation to determine whether the models are suitable for intended use
•determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and evaluating statistical testing performed
•evaluating the length of the historical experience period by comparing to portfolio performance and evaluating the back-testing and sensitivity testing performed
•evaluating the length of the reasonable and supportable period by comparing to model performance, including back testing results, the quantitative methodology, and industry practice
•determining whether the estimated life of the loan is appropriate based on empirical analysis performed and industry practice
•evaluating whether the length of the reversion period is appropriate based on empirical analysis
•evaluating whether the reversion method uses a systematic and rational approach
•assessing the historical loss information that is being reverted to by verifying whether the historical loss information captures a through the cycle estimate and evaluating the consistency of the empirical analysis performed based on industry data and established methodology
•assessing the macroeconomic forecast by evaluating the Company’s process for evaluating future expectations of macroeconomic conditions, comparing to portfolio performance, and comparing to publicly available forecasts
•evaluating the methods and assumptions used to develop certain qualitative adjustments compared with relevant credit risk factors and consistency with credit trends.
We also assessed the sufficiency of the audit evidence obtained related to the December 31, 2024 ACL by evaluating the cumulative results of the audit procedures and potential bias in the accounting estimates.

/s/ KPMG LLP
We have served as the Company’s auditor since 2013.
New York, New York
February 7, 2025

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________________________________________________

Synchrony Financial and subsidiaries
Consolidated Statements of Earnings ____________________________________________________________________________________

For the years ended December 31 ($ in millions, except per share data)	2024	2023	2022
Interest income:
Interest and fees on loans (Note 5)	$21,596	$19,902	$16,881
Interest on cash and debt securities	1,049	808	265
Total interest income	22,645	20,710	17,146
Interest expense:
Interest on deposits	3,806	2,952	1,008
Interest on borrowings of consolidated securitization entities	427	340	196
Interest on senior and subordinated unsecured notes	401	419	317
Total interest expense	4,634	3,711	1,521
Net interest income	18,011	16,999	15,625
Retailer share arrangements	(3,407)	(3,661)	(4,331)
Provision for credit losses (Note 5)	6,733	5,965	3,375
Net interest income, after retailer share arrangements and provision for credit losses	7,871	7,373	7,919
Other income:
Interchange revenue	1,026	1,031	982
Protection product revenue	562	510	387
Loyalty programs	(1,382)	(1,370)	(1,257)
Other (Note 3)	1,315	118	268
Total other income	1,521	289	380
Other expense:
Employee costs	1,872	1,884	1,681
Professional fees	936	842	832
Marketing and business development	524	527	487
Information processing	803	712	623
Other	704	793	714
Total other expense	4,839	4,758	4,337
Earnings before provision for income taxes	4,553	2,904	3,962
Provision for income taxes (Note 15)	1,054	666	946
Net earnings	$3,499	$2,238	$3,016
Net earnings available to common stockholders	$3,427	$2,196	$2,974

Earnings per share (Note 13)
Basic	$8.64	$5.21	$6.19
Diluted	$8.55	$5.19	$6.15

See accompanying notes to consolidated financial statements.

Synchrony Financial and subsidiaries
Consolidated Statements of Comprehensive Income
____________________________________________________________________________________________

For the years ended December 31 ($ in millions)	2024	2023	2022

Net earnings	$3,499	$2,238	$3,016

Other comprehensive income (loss)
Debt securities	10	60	(97)
Currency translation adjustments	(6)	—	(12)
Employee benefit plans	5	(3)	53
Other comprehensive income (loss)	9	57	(56)

Comprehensive income	$3,508	$2,295	$2,960

Amounts presented net of taxes.

See accompanying notes to consolidated financial statements.

Synchrony Financial and subsidiaries
Consolidated Statements of Financial Position
____________________________________________________________________________________________

At December 31 ($ in millions)	2024	2023

Assets
Cash and equivalents	$14,711	$14,259
Debt securities (Note 4)	3,079	3,799
Loan receivables: (Notes 5 and 6)
Unsecuritized loans held for investment	83,382	81,554
Restricted loans of consolidated securitization entities	21,339	21,434
Total loan receivables	104,721	102,988
Less: Allowance for credit losses	(10,929)	(10,571)
Loan receivables, net	93,792	92,417
Goodwill (Note 7)	1,274	1,018
Intangible assets, net (Note 7)	854	815
Other assets	5,753	4,915
Assets held for sale (Note 3)	—	256
Total assets	$119,463	$117,479

Liabilities and Equity
Deposits: (Note 8)
Interest-bearing deposit accounts	$81,664	$80,789
Non-interest-bearing deposit accounts	398	364
Total deposits	82,062	81,153
Borrowings: (Notes 6 and 9)
Borrowings of consolidated securitization entities	7,842	7,267
Senior and subordinated unsecured notes	7,620	8,715
Total borrowings	15,462	15,982
Accrued expenses and other liabilities	5,359	6,334
Liabilities held for sale (Note 3)	—	107
Total liabilities	$102,883	$103,576

Equity:
Preferred stock, par share value $0.001 per share; 1,250,000 and 750,000 shares authorized at December 31, 2024 and 2023, respectively; 1,250,000 and 750,000 shares issued and outstanding at December 31, 2024 and 2023, respectively and aggregate liquidation preference of $1,250 at December 31, 2024 and $750 at December 31, 2023	$1,222	$734
Common stock, par share value $0.001 per share; 4,000,000,000 shares authorized; 833,984,684 shares issued at both December 31, 2024 and 2023; 388,261,077 and 406,875,775 shares outstanding at December 31, 2024 and 2023, respectively	1	1
Additional paid-in capital	9,853	9,775
Retained earnings	21,635	18,662
Accumulated other comprehensive income (loss):
Debt securities	(23)	(33)
Currency translation adjustments	(44)	(38)
Employee benefit plans	8	3
Treasury stock, at cost; 445,723,607 and 427,108,909 shares at December 31, 2024 and 2023, respectively	(16,072)	(15,201)
Total equity	16,580	13,903
Total liabilities and equity	$119,463	$117,479
See accompanying notes to consolidated financial statements.

Synchrony Financial and subsidiaries
Consolidated Statements of Changes in Equity
____________________________________________________________________________________________

	Preferred Stock		Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2022	750	$734	833,985	$1	$9,669	$14,245	$(69)	$(10,925)	$13,655
Net earnings	—	—	—	—	—	3,016	—	—	3,016
Other comprehensive income	—	—	—	—	—		(56)	—	(56)
Purchases of treasury stock	—	—	—	—	—		—	(3,320)	(3,320)
Stock-based compensation	—	—	—	—	49	(69)	—	74	54
Dividends - Series A preferred stock ($56.24 per share)	—	—	—	—	—	(42)	—	—	(42)
Dividends - common stock ($0.90 per share)	—	—	—	—	—	(434)	—	—	(434)
Balance at December 31, 2022	750	$734	833,985	$1	$9,718	$16,716	$(125)	$(14,171)	$12,873
Cumulative effect of change in accounting principle	—	—	—	—	—	222	—	—	222
Adjusted balance, beginning of period	750	734	833,985	1	9,718	16,938	(125)	(14,171)	13,095
Net earnings	—	—	—	—	—	2,238	—	—	2,238
Other comprehensive income	—	—	—	—	—	—	57	—	57
Purchases of treasury stock	—	—	—	—	—	—	—	(1,112)	(1,112)
Stock-based compensation	—	—	—	—	57	(66)	—	82	73
Dividends - Series A preferred stock ($56.24 per share)	—	—	—	—	—	(42)	—	—	(42)
Dividends - common stock ($0.96 per share)	—	—	—	—	—	(406)	—	—	(406)
Balance at December 31, 2023	750	$734	833,985	$1	$9,775	$18,662	$(68)	$(15,201)	$13,903
Net earnings	—	—	—	—	—	3,499	—	—	3,499
Other comprehensive income	—	—	—	—	—	—	9	—	9
Issuance of preferred stock	500	488	—	—	—	—	—	—	488
Purchases of treasury stock	—	—	—	—	—	—	—	(1,008)	(1,008)
Stock-based compensation	—	—	—	—	78	(56)	—	137	159
Dividends - Series A preferred stock ($56.24 per share)	—	—	—	—	—	(42)	—	—	(42)
Dividends - Series B preferred stock ($60.05 per share)	—	—	—	—	—	(30)	—	—	(30)
Dividends - common stock ($1.00 per share)	—	—	—	—	—	(398)	—	—	(398)
Balance at December 31, 2024	1,250	$1,222	833,985	$1	$9,853	$21,635	$(59)	$(16,072)	$16,580

See accompanying notes to consolidated financial statements.

Synchrony Financial and subsidiaries
Consolidated Statements of Cash Flows
____________________________________________________________________________________________

For the years ended December 31 ($ in millions)	2024	2023	2022
Cash flows - operating activities
Net earnings	$3,499	$2,238	$3,016
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for credit losses	6,733	5,965	3,375
Deferred income taxes	(98)	(458)	(421)
Depreciation and amortization	481	458	419
Gain on sale of business	(1,069)	—	—
All other operating activities	507	735	574
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions
(Increase) decrease in interest and fees receivable	33	(645)	(197)
(Increase) decrease in other assets	(117)	7	21
Increase (decrease) in accrued expenses and other liabilities	(121)	293	(93)
Cash provided from (used for) operating activities	9,848	8,593	6,694

Cash flows - investing activities
Maturity and sales of debt securities	3,616	5,011	3,984
Purchases of debt securities	(2,811)	(3,623)	(3,866)
Acquisitions, net of cash acquired	(1,935)	—	—
Proceeds from sale of business, net of cash and restricted cash sold	491	—	—
Proceeds from sale of loan receivables	—	—	3,930
Net (increase) decrease in loan receivables, including held for sale	(7,576)	(14,900)	(13,733)
All other investing activities	(688)	(722)	(549)
Cash provided from (used for) investing activities	(8,903)	(14,234)	(10,234)

Cash flows - financing activities
Borrowings of consolidated securitization entities
Proceeds from issuance of securitized debt	1,694	2,294	2,720
Maturities and repayment of securitized debt	(1,125)	(1,257)	(3,784)
Senior and subordinated unsecured notes
Proceeds from issuance of senior and subordinated unsecured notes	745	740	2,235
Maturities and repayment of senior and subordinated unsecured notes	(1,850)	—	(1,500)
Proceeds from issuance of preferred stock	488	—	—
Dividends paid on preferred stock	(72)	(42)	(42)
Net increase (decrease) in deposits	879	9,437	9,453
Purchases of treasury stock	(1,008)	(1,112)	(3,320)
Dividends paid on common stock	(398)	(406)	(434)
All other financing activities	36	(22)	(44)
Cash provided from (used for) financing activities	(611)	9,632	5,284

Increase (decrease) in cash and equivalents, including restricted and held for sale amounts	334	3,991	1,744
Cash and equivalents, including restricted amounts, at beginning of year	14,421	10,430	8,686
Cash and equivalents at end of year:
Cash and equivalents	14,711	14,259	10,294
Restricted cash and equivalents included in other assets	44	50	136
Cash and equivalents, including restricted amounts, held for sale	—	112	—
Total cash and equivalents, including restricted and held for sale amounts, at end of year	$14,755	$14,421	$10,430

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$(4,662)	$(3,551)	$(1,356)
Cash paid during the year for income taxes	$(1,087)	$(1,125)	$(1,290)
See accompanying notes to consolidated financial statements.

Synchrony Financial and subsidiaries
Notes to Consolidated Financial Statements
____________________________________________________________________________________________
NOTE 1.    BUSINESS DESCRIPTION
Synchrony Financial (the “Company”) provides a range of credit products through financing programs it has established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers. We primarily offer private label, Dual Card, co-brand and general purpose credit cards, as well as short- and long-term installment loans, and savings products insured by the Federal Deposit Insurance Corporation (“FDIC”) through Synchrony Bank (the “Bank”). We conduct our operations through a single business segment. See Note 17. Segment Reporting for additional information.
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
Variable Interest Entities
Where we hold current or potential rights that give us the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance (“power”) combined with a variable interest that gives us the right to receive potentially significant benefits or the obligation to absorb potentially significant losses (“significant economics”), we have a controlling financial interest in, and consolidate, the VIE.

In evaluating whether we have power, we consider the purpose for which the VIE was created, the importance of each of the activities in which it is engaged and our decision-making role, if any, in those activities that significantly determine the entity’s economic performance as compared to other economic interest holders.
In determining whether we have the right to receive significant economics, we evaluate all of our economic interests in the entity, regardless of form (debt, equity, management and servicing fees, and other contractual arrangements). This evaluation considers all relevant factors of the entity’s design, including: the entity’s capital structure, contractual rights to earnings or losses, subordination of our interests relative to those of other investors, as well as any other contractual arrangements that might exist that could have the potential to be economically significant.
The evaluation of all facts and circumstances to determine whether we have power and significant economics requires the exercise of professional judgment. Rights held by others to remove the party with power over the VIE are not considered unless one party can exercise those rights unilaterally. We consolidate certain securitization entities under the VIE model because we have both power to direct and significant economics, primarily because of Synchrony or the Bank's role as servicer. See Note 6. Variable Interest Entities.
New Accounting Standards
Newly Adopted Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements and requires enhanced disclosures about significant segment expenses. The Company adopted this guidance as of December 31, 2024, on a retrospective basis. See Note 17. Segment Reporting for additional information.
Recently Issued But Not Yet Adopted Accounting Standards
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
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires disaggregated information about certain income statement line items in a tabular format in the notes to the financial statements. The Company will adopt this guidance on its effective date, which for us is beginning within our December 31, 2027 Form 10-K, and is currently determining the method of adoption, however, it is not expected to have a material impact to our Consolidated Financial Statements.
Cash and Equivalents
Debt securities, money market instruments and bank deposits with original maturities of three months or less are included in cash and equivalents unless designated as available-for-sale and classified as debt securities. Cash and equivalents at December 31, 2024 primarily included cash and due from banks of $646 million and interest-bearing deposits in other banks of $14.0 billion. Cash and equivalents at December 31, 2023 primarily included cash and due from banks of $1.4 billion and interest-bearing deposits in other banks of $12.8 billion.
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

Investment Securities
We report investments in debt securities and equity securities with a readily determinable fair value at fair value. See Note 10. Fair Value Measurements for further information on fair value. Changes in fair value on debt securities, which are classified as available-for-sale, are included in other comprehensive income (loss), net of applicable taxes. Changes in fair value on equity securities are included in earnings. We regularly review investment securities for impairment using both quantitative and qualitative criteria.
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
Equity Method Investments
We use the equity method of accounting for investments where we have significant influence, but not control, over the operating and financial policies of the investee. Our assessment of significant influence includes factors such as our ownership interest, legal form, and representation on the board of directors. The Company generally records the initial investment at cost or fair value, as appropriate. Subsequently, we adjust each investment for our proportionate share of net income or loss in the investee. We amortize, where appropriate, differences between the Company’s cost basis and underlying equity in net assets, which are reported in Other income. The Company evaluates equity method investments for other-than-temporary impairment when events or changes in circumstance indicate that the carrying amount of the investment might not be recoverable. At December 31, 2024, our equity method investments included within Other assets in our Consolidated Statement of Financial Position totaled $816 million, primarily related to our equity interest in Independence Pet Holdings, Inc. See Note 3. Acquisitions and Dispositions for additional information.
Loan Receivables
Loan receivables primarily consist of open-end consumer revolving credit card accounts, closed-end consumer installment loans and open-end commercial revolving credit card accounts. Loan receivables are reported at the amounts due from customers, including unpaid interest and fees, net of unamortized purchase discounts, deferred income and costs.
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
Loans acquired that have experienced more-than-insignificant deterioration in credit quality since origination (referred to as “purchased credit deteriorated” or “PCD” assets) are subject to specific guidance upon acquisition. An allowance for PCD assets is added to the purchase price or fair value of the acquired loans to arrive at the amortized cost basis. Subsequent to initial recognition, the accounting for the PCD asset will generally follow the Allowance for Credit Losses model described below.
Loans acquired without a more-than-insignificant credit deterioration since origination are measured under the Allowance for Credit Losses model described below.
Allowance for Credit Losses
Losses on loan receivables are estimated and recognized upon origination of the loan, based on expected credit losses for the life of the loan balance as of the period end date. Expected credit loss estimates involve modeling loss projections attributable to existing loan balances, considering historical experience, current conditions and future expectations for pools of loans with similar risk characteristics over the reasonable and supportable forecast period. The model considers a macroeconomic forecast, with unemployment as the primary macroeconomic variable considered. We also perform a qualitative assessment in addition to model estimates and apply qualitative adjustments as necessary. The reasonable and supportable forecast period is determined primarily based upon an assessment of the current economic outlook, including our ability to use available data to accurately forecast losses over time. The reasonable and supportable forecast period used in our estimate of credit losses at December 31, 2024 was 12 months, consistent with the forecast period utilized since adoption of CECL. The Company reassesses the reasonable and supportable forecast period on a quarterly basis. Beyond the reasonable and supportable forecast period, we revert to historical loss information at the loan receivables segment level over a 6-month period, gradually increasing the weight of historical losses by an equal amount each month during the reversion period, and utilize historical loss information thereafter for the remaining life of the portfolio. The historical loss information is derived from a combination of recessionary and non-recessionary performance periods, weighted by the time span of each period. Similar to the reasonable and supportable forecast period, we also reassess the reversion period and historical mean on a quarterly basis, considering any required adjustments for differences in underwriting standards, portfolio mix, and other relevant data shifts over time.
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
Delinquent receivables are those that are 30 days or more past due based on their contractual payments. Non-accrual loan receivables are those on which we have stopped accruing interest. We typically continue to accrue interest until the earlier of the time at which collection of an account becomes doubtful, or in the period the account becomes 180 days past due, with the exception of non-credit card accounts, for which we stop accruing interest in the period that the account becomes 90 days past due.
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
Loan Modifications to Borrowers Experiencing Financial Difficulty
Our loss mitigation strategy is intended to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions or other actions, for borrowers experiencing financial difficulty. We primarily use long-term modification programs for borrowers experiencing financial difficulty as a loss mitigation strategy to improve long-term collectability of the loans. The long-term modification programs include changing the structure of the loan to a fixed payment loan with a maturity no longer than 60 months, reducing the interest rate on the loan, and stopping the assessment of penalty fees. We also make long-term loan modifications for customers who request financial assistance through external sources, such as through consumer credit counseling service agencies. Long-term loan modification programs do not normally include the forgiveness of unpaid principal, interest or fees. We may also provide certain borrowers with a short-term loan modification program (generally up to 3 months) that can include the forgiveness of a percentage of their unpaid principal balance, interest and/or fees. Effective in 2024, for borrowers that newly enroll in our short-term modification programs, we no longer charge interest and penalty fees during the term of the program and also typically waive accrued and unpaid interest and fees at the time of enrollment. We generally do not convert revolving loans to term loans, outside of loan modification programs for borrowers experiencing financial difficulties. The evaluation of whether a borrower is experiencing financial difficulty includes our consideration of all relevant facts and circumstances. See Note 5. Loan Receivables and Allowance for Credit Losses for additional information on our loan modifications to borrowers experiencing financial difficulty.

Data related to redefault experience is also considered in our overall reserve adequacy review. Once the loan has been modified, it only returns to current status if the borrower pays the total minimum payment due or if the loan is re-aged after three consecutive monthly program payments are received post the modification date, subject to re-aging limitations of once a year, or twice in a five-year period.
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
We charge-off our loans based upon days contractually past due, which is typically 120 days for our unsecured closed-end consumer installment loans and loans secured by collateral and in the period the account becomes 180 days for our unsecured open-ended revolving loans. Unsecured consumer loans in bankruptcy are charged-off within 60 days of notification of filing by the bankruptcy court or within contractual charge-off periods, whichever occurs earlier. Credit card loans of deceased account holders are charged-off within 60 days of receipt of notification.
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
Assets and liabilities to be disposed of are reclassified to held for sale in our Consolidated Statements of Financial Position.
Revenue Recognition
Interest and Fees on Loans
We use the effective interest method to recognize income on loans. Interest and fees on loans is comprised largely of interest and late fees on credit card and other loans. Interest income is recognized based upon the amount of loans outstanding and their contractual interest rate. Late fees are recognized when billable to the customer. We typically continue to accrue interest and fees on credit cards until the accounts are charged-off in the period the account becomes 180 days past due. For non-credit card loans, we stop accruing interest and fees in the period when the account becomes 90 days past due. Previously recognized interest income that was accrued but not collected from the customer is reversed. Although we stop accruing interest in advance of payments, we recognize interest income as cash is collected when appropriate, provided the amount does not exceed that which would have been earned at the historical effective interest rate; otherwise, payments received are applied to reduce the principal balance of the loan. We resume accruing interest on non-credit card loans when the customer’s account is less than 90 days past due and collection of such amounts is probable.
Interest income from loans disclosed as long-term modifications to borrowers experiencing financial difficulty is accounted for in the same manner as other accruing loans. Effective in 2024, for borrowers that newly enroll in our short-term modification programs, we no longer charge interest and penalty fees during the term of the program and also typically waive accrued and unpaid interest and fees at the time of enrollment.
Direct loan origination costs on credit card loans are deferred and amortized on a straight-line basis over a one-year period, or the estimated life of the loan for other loan receivables, and are included in interest and fees on loans in our Consolidated Statements of Earnings. See Note 5. Loan Receivables and Allowance for Credit Losses for further detail.
Other loan and customer-related fees including miscellaneous fees charged to borrowers are recognized net of waivers and charge-offs when the related transaction or service is provided, and are included in Other income in our Consolidated Statements of Earnings.

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
Purchased Loans
Loans acquired by purchase are recorded at fair value, which may result in the recognition of a loan premium or loan discount. For acquired loans with evidence of more-than-insignificant deterioration in credit quality since origination, the initial allowance for credit losses at acquisition is added to the purchase price to determine the initial cost basis of the loans and loan premium or loan discount. Loan premiums and loan discounts are recognized into interest income using the effective interest method over the estimated remaining life of the loans. The Company develops an allowance for credit losses for all purchased loans, which is recognized upon acquisition, similar to that of an originated financial asset. Subsequent changes to the expected credit losses for these loans follow the allowance for credit losses methodology described above under “—Allowance for Credit Losses.”
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
The fair values of the senior and subordinated unsecured notes are based on secondary market trades and other observable inputs and are classified as level 2.
NOTE 3.    ACQUISITIONS AND DISPOSITIONS
Ally Lending
On March 1, 2024, we acquired Ally Financial Inc.'s point-of-sale financing business ("Ally Lending") for cash consideration of $2.0 billion. This acquisition deepens our presence and reach in the home improvement and health and wellness sectors, including high-growth specialty areas such as roofing, HVAC, and windows, as well as in cosmetic, audiology, and dentistry.
The Ally Lending acquisition has been accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair value as of the acquisition date.
There were no adjustments to the fair value of assets acquired and liabilities assumed (measurement period adjustments) related to the acquisition during the three months ended December 31, 2024. During the year ended December 31, 2024, measurement period adjustments were recognized related to the acquisition as detailed in the table below.

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

The amounts above represent the estimated fair values of the respective assets acquired and liabilities assumed as of the date of acquisition. The valuation of the assets acquired and liabilities assumed is complete. The estimated fair values reflect market participant assumptions about facts and circumstances existing at the acquisition date. The measurement period adjustments reflected above did not result from events occurring subsequent to the acquisition date. The goodwill recognized related to the acquisition is tax-deductible and reflects the expected synergies and operational efficiencies arising from the transaction.
The acquisition primarily included loan receivables with an unpaid principal balance of $2.2 billion. These loan receivables are reported within Consumer installment loans in Note 5. Loan Receivables and Allowance for Credit Losses. To determine the fair value of loans at acquisition, we estimate expected cash flows and discount those cash flows using an observable market rate of interest, when available, adjusted for factors that a market participant would consider in determining fair value. In determining fair value, expected cash flows are adjusted to include prepayment, default rate, and loss severity estimates. The difference between the fair value and the amount contractually due is recorded as a loan discount or premium at acquisition. Including the impact of measurement period adjustments, the loan discount at the acquisition date was $469 million, which is to be amortized into interest income over the estimated remaining life of the loans, as described within Note 2. Basis of Presentation and Summary of Significant Accounting Policies. The interest and fees related to the acquired business are included in our Consolidated Statements of Earnings subsequent to the acquisition date and totaled $320 million for the year ended December 31, 2024. This amount includes amortization of the loan discount recognized at acquisition of $162 million. Expense activities, including those associated with the acquired business, are managed for the Company as a whole.
Loans acquired without a more-than-insignificant credit deterioration since origination are measured under the Allowance for Credit Losses model, as described within Note 2. Basis of Presentation and Summary of Significant Accounting Policies. The Company’s best estimate of contractual cash flows not expected to be collected at the date of acquisition was $180 million, which is included within our Allowance for credit losses, and recognized through Provision for credit losses in our Consolidated Statements of Earnings for the year ended December 31, 2024.
Included in the acquisition was $64 million of PCD assets that were not immediately written off at the acquisition date and are subject to specific guidance upon acquisition. An allowance for PCD assets of $39 million was recorded at the date of acquisition. Subsequent to initial recognition, the accounting for the PCD assets will generally follow the Allowance for Credit Losses model described within Note 2. Basis of Presentation and Summary of Significant Accounting Policies.
Pets Best
In March 2024, we sold our wholly-owned subsidiary, Pets Best Insurance Services, LLC (“Pets Best”) to Poodle Holdings, Inc. (“Buyer”) for consideration comprising a combination of cash and an equity interest of less than 10% in Independence Pet Holdings, Inc., (“IPH”) an affiliate of Buyer. In connection with the sale, IPH also appointed two Synchrony executives to its board of directors. The sale of Pets Best resulted in the recognition of a gain on sale of $1.1 billion or $802 million, net of tax in the three months ended March 31, 2024. The pre-tax gain amount has been recognized within the Other component of Other income in our Consolidated Statements of Earnings.
The Company’s initial equity investment in IPH was recorded in Other assets on our Consolidated Statements of Financial Position and is accounted for under the equity method of accounting. The investment was recorded at its estimated fair value at the date acquired of $605 million. The estimated fair value at the acquisition date was determined using a weighted average methodology of three approaches: a market approach which includes using a multiple of projected revenues, precedent transactions and an intrinsic value analysis. The market-multiple approach was established based on a selected group of publicly traded companies. The use of selected precedent transaction multiples was calibrated to the valuation outcome using the market approach. Intrinsic value analysis determines implied multiples primarily based upon recent market studies and forecasted performance. The change in the carrying value of our equity investment in IPH subsequent to the date acquired was not material.

NOTE 4.    DEBT SECURITIES
All of our debt securities are classified as available-for-sale and are held to meet our liquidity objectives or to comply with the Community Reinvestment Act (“CRA”). Our debt securities consist of the following:

	December 31, 2024				December 31, 2023
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
($ in millions)	cost	gains	losses	fair value	cost	gains	losses	fair value
U.S. government and federal agency	$1,841	$3	$—	$1,844	$2,264	$1	$(1)	$2,264
State and municipal	17	—	(1)	16	10	—	—	10
Residential mortgage-backed(a)	324	—	(35)	289	392	—	(38)	354
Asset-backed(b)	919	4	(1)	922	1,167	4	(8)	1,163
Other	8	—	—	8	8	—	—	8
Total(c)	$3,109	$7	$(37)	$3,079	$3,841	$5	$(47)	$3,799
_____________
(a)    All of our residential mortgage-backed securities have been issued by government-sponsored entities and are collateralized by U.S. mortgages.
(b)    Our asset-backed securities are collateralized by credit card and auto loans.
(c)    At December 31, 2024 and 2023, the estimated fair value of debt securities pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve discount window advances was $551 million and $360 million, respectively.
The following table presents the estimated fair values and gross unrealized losses of our available-for-sale debt securities:

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
($ in millions)	fair value	losses	fair value	losses
At December 31, 2024
U.S. government and federal agency	$199	$—	$—	$—
State and municipal	12	(1)	3	—
Residential mortgage-backed	5	—	279	(35)
Asset-backed	79	(1)	4	—
Other	—	—	—	—
Total(a)	$295	$(2)	$286	$(35)

At December 31, 2023
U.S. government and federal agency	$495	$—	$399	$(1)
State and municipal	—	—	9	—
Residential mortgage-backed	1	—	346	(38)
Asset-backed	171	—	244	(8)
Other	—	—	8	—
Total(a)	$667	$—	$1,006	$(47)
______________________
(a)Consists of 224 and 250 securities in gross unrealized loss positions as of December 31, 2024 and 2023, respectively.
We regularly review debt securities for impairment resulting from credit loss using both qualitative and quantitative criteria, as necessary based on the composition of the portfolio at period end. Based on our assessment, no material impairments from credit losses were recognized during the period.

We presently do not intend to sell our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell these securities before recovery of our amortized cost.
Contractual Maturities of Investments in Available-for-Sale Debt Securities

At December 31, 2024 ($ in millions)	Due within 1 year	Due after 1 year through 5 years	Due after 5 years through 10 years	Due after 10 years	Total

U.S. government and federal agency	$1,192	$652	$—	$—	$1,844
State and municipal	—	3	3	10	16
Residential mortgage-backed	—	17	123	149	289
Asset-backed	535	387	—	—	922
Other	—	8	—	—	8
Total estimated fair value	$1,727	$1,067	$126	$159	$3,079

Amortized cost	$1,724	$1,064	$136	$185	$3,109
Weighted average yield(a)	4.7%	4.6%	1.8%	2.3%	4.4%
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
There were no material realized gains or losses recognized for the years ended December 31, 2024, 2023 and 2022.
Although we generally do not have the intent to sell any specific securities held at December 31, 2024, in the ordinary course of managing our debt securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield, liquidity requirements and funding obligations.

NOTE 5.    LOAN RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

At December 31 ($ in millions)	2024	2023
Credit cards	$96,818	$97,043
Consumer installment loans	5,971	3,977
Commercial credit products	1,826	1,839
Other	106	129
Total loan receivables, before allowance for credit losses(a)(b)(c)	$104,721	$102,988
_______________________
(a)Total loan receivables include $21.3 billion and $21.4 billion of restricted loans of consolidated securitization entities at December 31, 2024 and 2023, respectively. See Note 6. Variable Interest Entities for further information.
(b)At December 31, 2024 and 2023, loan receivables included deferred costs, net of purchase discounts and deferred income, of $(212) million and $213 million, respectively.
(c)At December 31, 2024 and 2023, $20.7 billion and $22.4 billion, respectively, of loan receivables were pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve discount window advances.
Allowance for Credit Losses(a)(b)

($ in millions)	Balance at January 1, 2024	Provision charged to operations(c)	Gross charge-offs	Recoveries	Other	Balance at December 31, 2024
Credit cards	$10,156	$6,005	$(7,133)	$1,224	$7	$10,259
Consumer installment loans	279	595	(416)	45	39	542
Commercial credit products	131	135	(147)	8	—	127
Other	5	(3)	(1)	—	—	1
Total	$10,571	$6,732	$(7,697)	$1,277	$46	$10,929

($ in millions)	Balance at January 1, 2023	Impact of ASU 2022-02 Adoption	Post-Adoption Balance at January 1, 2023	Provision charged to operations(d)	Gross charge-offs	Recoveries	Balance at December 31, 2023
Credit cards	$9,225	$(294)	$8,931	$5,536	$(5,263)	$952	$10,156
Consumer installment loans	208	1	209	259	(218)	29	279
Commercial credit products	87	(1)	86	164	(128)	9	131
Other	7	—	7	(1)	(1)	—	5
Total	$9,527	$(294)	$9,233	$5,958	$(5,610)	$990	$10,571

($ in millions)	Balance at January 1, 2022	Provision charged to operations	Gross charge-offs	Recoveries	Other	Balance at December 31, 2022
Credit cards	$8,512	$3,105	$(3,202)	$810	$—	$9,225
Consumer installment loans	115	173	(97)	17	—	208
Commercial credit products	59	91	(70)	7	—	87
Other	2	6	(1)	—	—	7
Total	$8,688	$3,375	$(3,370)	$834	$—	$9,527
_______________________
(a)The allowance for credit losses at December 31, 2024, 2023 and 2022 reflects our estimate of expected credit losses for the life of the loan receivables on our Consolidated Statements of Financial Position at December 31, 2024, 2023 and 2022, which includes the consideration of current and expected macroeconomic conditions that existed at those dates.
(b)Excluded from the table above are allowance for credit losses for loan receivables acquired and immediately written off within the period presented.
(c)Provision for credit losses in the Consolidated Statements of Earnings for the year ended December 31, 2024 also includes amounts associated with off-balance sheet credit exposures recorded in Accrued expenses and other liabilities in the Consolidated Statements of Financial Position.
(d)Provision for credit losses in the Consolidated Statements of Earnings for the year ended December 31, 2023 includes $7 million associated with a forward loan portfolio purchase recorded in Accrued expenses and other liabilities in the Consolidated Statements of Financial Position.

The reasonable and supportable forecast period used in our estimate of credit losses at December 31, 2024 was 12 months, consistent with the forecast period utilized since the adoption of CECL. Beyond the reasonable and supportable forecast period, we revert to historical loss information at the loan receivables segment level over a 6-month period, gradually increasing the weight of historical losses by an equal amount each month during the reversion period, and utilize historical loss information thereafter for the remaining life of the portfolio. The reversion period and methodology remain unchanged since the adoption of CECL.
Losses on loan receivables, including those which are modified for borrowers experiencing financial difficulty, are estimated and recognized upon origination of the loan, based on expected credit losses for the life of the loan balance at December 31, 2024. Expected credit loss estimates are developed using both quantitative models and qualitative adjustments, and incorporates a macroeconomic forecast, as described within Note 2. Basis of Presentation and Summary of Significant Accounting Policies. Our current estimate of expected credit losses is based on the current and forecasted economic conditions at the balance sheet date, which reflects our expectations of the macroeconomic environment. There have been no significant changes in our overall expectation of future credit losses during the year ended December 31, 2024. We continued to experience a decrease in payment rates and have also experienced an increase in net charge-offs during the year ended December 31, 2024 as compared to the prior year. These conditions are reflected in our current estimate of expected credit losses. Our allowance for credit losses increased to $10.9 billion during the year ended December 31, 2024, primarily reflecting these conditions and the impact of the Ally Lending acquisition. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies for additional information on our significant accounting policies related to our allowance for credit losses.
Delinquent and Non-accrual Loans
The following table provides information on our delinquent and non-accrual loans:

At December 31, 2024 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing
Credit cards	$2,229	$2,431	$4,660	$2,431	$—
Consumer installment loans	139	39	178	—	39
Commercial credit products	45	42	87	42	—
Total delinquent loans	$2,413	$2,512	$4,925	$2,473	$39
Percentage of total loan receivables	2.3%	2.4%	4.7%	2.4%	—%

At December 31, 2023 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing
Credit cards	$2,375	$2,290	$4,665	$2,290	$—
Consumer installment loans	96	23	119	—	23
Commercial credit products	61	40	101	40	—
Total delinquent loans	$2,532	$2,353	$4,885	$2,330	$23
Percentage of total loan receivables	2.5%	2.3%	4.7%	2.3%	—%

Credit Quality Indicators
Our loan receivables portfolio includes both secured and unsecured loans. Secured loan receivables are largely comprised of consumer installment loans secured by equipment. Unsecured loan receivables are largely comprised of our open-ended consumer and commercial revolving credit card loans. As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, including delinquency information, as well as information from credit bureaus relating to the customer’s broader credit performance. We utilize VantageScore credit scores to assist in our assessment of consumer credit quality. VantageScore credit scores are obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three credit score categories: (i) 651 or higher, which are considered the strongest credits; (ii) 591 to 650, considered moderate credit risk; and (iii) 590 or less, which are considered weaker credits. There are certain customer accounts, including for our commercial credit products, for which a VantageScore credit score may not be available where we use alternative sources to assess their credit quality and predict behavior. The following table provides the most recent VantageScore credit scores, or equivalent, available for our revolving credit card and commercial credit product customers at December 31, 2024 and 2023, respectively, as a percentage of each class of loan receivable. The table below excludes 0.3% of our total loan receivables balance for our credit cards and commercial credit products at both December 31, 2024 and 2023, which represents those customer accounts for which a VantageScore credit score, or equivalent, is not available.

At December 31	2024			2023
	651 or	591 to	590 or	651 or	591 to	590 or
	higher	650	less	higher	650	less
Credit cards	73%	19%	8%	72%	19%	9%
Commercial credit products	83%	7%	10%	83%	10%	7%
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
Consumer Installment Loans by Origination Year

	By origination year
At December 31, 2024 ($ in millions)	2024	2023	2022	2021	2020	Prior	Total
Amortized cost basis	$2,581	$1,761	$1,005	$424	$166	$34	$5,971
30-89 days delinquent	$47	$44	$30	$12	$5	$1	$139
90 or more days delinquent	$13	$13	$9	$3	$1	$—	$39

	By origination year
At December 31, 2023 ($ in millions)	2023	2022	2021	2020	2019	Prior	Total
Amortized cost basis	$2,097	$931	$541	$312	$69	$27	$3,977
30-89 days delinquent	$44	$25	$15	$9	$2	$1	$96
90 or more days delinquent	$11	$6	$4	$2	$—	$—	$23

Gross Charge-offs for Consumer Installment Loans by Origination Year

	By origination year
For the years ended ($ in millions)	2024	2023	2022	2021	2020	Prior	Total
December 31, 2024	$55	$178	$117	$46	$16	$4	$416
December 31, 2023	$—	$65	$84	$42	$19	$8	$218

Loan Modifications to Borrowers Experiencing Financial Difficulty
The Company adopted ASU 2022-02 as of January 1, 2023 on a modified retrospective basis through a cumulative adjustment to retained earnings. The guidance is applicable for all loans modified to borrowers experiencing financial difficulties since January 1, 2023. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies - Allowance for Credit Losses - Loan Modifications to Borrowers Experiencing Financial Difficulty for additional information on our significant accounting policies related to loan modifications to borrowers experiencing financial difficulty.
The following table provides information on our loan modifications made to borrowers experiencing financial difficulty during the periods presented, which do not include loans that are classified as loan receivables held for sale:

Years ended December 31	2024		2023
($ in millions)	Amount(a)	% of Total Class of Loan Receivables	Amount(a)	% of Total Class of Loan Receivables
Long-term modifications
Credit cards	$1,743	1.8%	$1,573	1.6%
Consumer installment loans	—	—%	—	—%
Commercial credit products	10	0.5%	6	0.3%
Short-term modifications
Credit cards	948	1.0%	628	0.6%
Consumer installment loans	—	—%	—	—%
Commercial credit products	1	—%	1	—%
Total	$2,702	2.6%	$2,208	2.1%
_______________________
(a)Represents balance at enrollment date.
Financial Effects of Loan Modifications to Borrowers Experiencing Financial Difficulty
As part of our loan modifications to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. For long-term modifications made in the years ended December 31, 2024 and 2023, the financial effect of these modifications reduced the weighted-average interest rates by 97% for both periods. For short-term modifications made in the years ended December 31, 2024 and 2023, unpaid balances of $316 million and $186 million, respectively, were forgiven. Additionally, effective in 2024, for borrowers that newly enroll in our short-term loan modification programs, we no longer charge interest and penalty fees during the term of the program and also typically waive accrued and unpaid interest and fees at the time of enrollment.

Performance of Loans Modified to Borrowers Experiencing Financial Difficulty
The following tables provide information on the performance of loans modified to borrowers experiencing financial difficulty which have been modified within the previous 12 months from the applicable balance sheet date and remained in a modification program at the periods presented:

	Amortized cost basis
At December 31, 2024 ($ in millions)	Current	30-89 days delinquent	90 or more days delinquent	Total past due(a)
Long-term modifications
Credit cards	$987	$169	$136	$305
Consumer installment loans	—	—	—	—
Commercial credit products	4	1	1	2
Short-term modifications
Credit cards	65	37	45	82
Consumer installment loans	—	—	—	—
Commercial credit products	—	—	—	—
Total delinquent modified loans	$1,056	$207	$182	$389
Percentage of total loan receivables	1.0%	0.2%	0.2%	0.4%

	Amortized cost basis
At December 31, 2023 ($ in millions)	Current	30-89 days delinquent	90 or more days delinquent	Total past due(a)
Long-term modifications
Credit cards	$861	$180	$141	$321
Consumer installment loans	—	—	—	—
Commercial credit products	2	1	1	2
Short-term modifications
Credit cards	53	32	41	73
Consumer installment loans	—	—	—	—
Commercial credit products	—	—	—	—
Total delinquent modified loans	$916	$213	$183	$396
Percentage of total loan receivables	0.9%	0.2%	0.2%	0.4%
___________________
(a)    Once a loan has been modified, it only returns to current status if the borrower pays the total minimum payment due or if the loan is re-aged after three consecutive monthly program payments are received post the modification date.
Payment Defaults
The following table presents the type, number and amount of loans to borrowers experiencing financial difficulty that enrolled in a long-term modification program within the previous 12 months from the applicable balance sheet date, and experienced a payment default and charged-off during the periods presented:

	Year ended December 31, 2024		Year ended December 31, 2023
($ in millions, accounts in thousands)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	97	$268	96	$233
Consumer installment loans	—	—	—	—
Commercial credit products	1	2	—	2
Total	98	$270	96	$235

Of the loans modified to borrowers experiencing financial difficulty that enrolled in a short-term modification program within the previous 12 months from the applicable balance sheet date, 61% and 54% had fully completed all required payments and successfully exited the program during the years ended December 31, 2024 and 2023, respectively.
Troubled Debt Restructurings
The following information on loan modifications for the year ended December 31, 2022 is presented in accordance with the applicable accounting standards in effect at that time.
For the year ended December 31, 2022, loan receivables of $996 million enrolled in a modification plan that was accounted for as a troubled debt restructuring (“TDR”), for which substantially all related to our credit card loans. For TDRs made in 2022, a total of $286 million of interest income was forgone as compared to the interest that would have been earned under the original terms of the loan, and $135 million of TDRs experienced a payment default and charged-off during the period.
Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and by applying the same credit standards for all of our credit products. Unused credit card lines available to our customers totaled approximately $433 billion and $427 billion at December 31, 2024 and 2023, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.
Interest Income by Product
The following table provides additional information about our interest and fees on loans, including merchant discounts, from our loan receivables, including held for sale:

For the years ended December 31 ($ in millions)	2024	2023	2022
Credit cards(a)	$20,554	$19,341	$16,471
Consumer installment loans	854	401	287
Commercial credit products	179	150	117
Other	9	10	6
Total(b)	$21,596	$19,902	$16,881
_______________________
(a)Interest income on credit cards that was reversed related to accrued interest and fees receivables written off was $2.4 billion, $1.8 billion and $1.1 billion for the years ended December 31, 2024, 2023 and 2022, respectively.
(b)Deferred merchant discounts to be recognized in interest income at December 31, 2024 and December 31, 2023, were $1.8 billion and $1.9 billion, respectively, which are included in Accrued expenses and other liabilities in our Consolidated Statements of Financial Position.

NOTE 6.    VARIABLE INTEREST ENTITIES
We use VIEs to securitize loan receivables and arrange public and private asset-backed financing in the ordinary course of business through Synchrony Card Issuance Trust, as well as private asset-backed financing through Synchrony Credit Card Master Note Trust and Synchrony Sales Finance Master Trust. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE and we did not provide non-contractual support for previously transferred loan receivables to any of these VIEs in the years ended December 31, 2024 and 2023. Our VIEs are able to accept new loan receivables and arrange new asset-backed financings, consistent with the requirements and limitations on such activities placed on the VIE by existing investors. Once an account has been designated to a VIE, the contractual arrangements we have require all existing and future loan receivables originated under such account to be transferred to the VIE. The amount of loan receivables held by our VIEs in excess of the minimum amount required under the asset-backed financing arrangements with investors may be removed by us under removal of accounts provisions. All loan receivables held by a VIE are subject to claims of third-party investors.
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
The table below summarizes the assets and liabilities of our consolidated securitization VIEs described above.

At December 31 ($ in millions)	2024	2023
Assets
Loan receivables, net(a)	$19,439	$19,537
Other assets(b)	44	47
Total	$19,483	$19,584

Liabilities
Borrowings	$7,842	$7,267
Other liabilities	27	31
Total	$7,869	$7,298
_______________________
(a)    Includes $1.9 billion and $1.9 billion of related allowance for credit losses resulting in gross restricted loan receivables of $21.3 billion and $21.4 billion at December 31, 2024 and 2023, respectively.
(b)    Includes $40 million and $45 million of segregated funds held by the VIEs at December 31, 2024 and 2023, respectively, which are classified as restricted cash and equivalents and included as a component of Other assets in our Consolidated Statements of Financial Position.
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

Income (principally, interest and fees on loans) earned by our consolidated VIEs was $4.4 billion, $3.9 billion and $3.7 billion for the years ended December 31, 2024, 2023 and 2022, respectively. Related expenses consisted primarily of provision for credit losses of $963 million, $857 million and $365 million for the years ended December 31, 2024, 2023 and 2022, respectively, and interest expense of $427 million, $340 million and $196 million for the years ended December 31, 2024, 2023 and 2022, respectively. These amounts do not include intercompany transactions, principally fees and interest, which are eliminated in our consolidated financial statements.
Non-consolidated VIEs
As part of our community reinvestment initiatives, we invest in funds that invest in affordable housing properties and receive affordable housing tax credits for these investments. We account for these investments using the proportional amortization method, where the costs of the investment are amortized in proportion to the income tax credits and other income tax benefits received. These investments are included in Other assets within our Consolidated Statements of Financial Position totaled $776 million and $736 million at December 31, 2024 and December 31, 2023, respectively, and represents our total exposure for these entities.
For the years ended December 31, 2024, 2023 and 2022, provision for income taxes included amortization of $90 million, $71 million and $44 million, respectively, and tax credits and other tax benefits of $108 million, $90 million and $56 million, respectively, associated with investments in affordable housing properties.
Our other investments in non-consolidated VIEs totaled $274 million and $252 million at December 31, 2024 and 2023, respectively, are included in Other assets within our Consolidated Statements of Financial Position. At December 31, 2024, the Company also had investment commitments of $191 million related to these investments.
NOTE 7.    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill

($ in millions)	2024	2023
Balance at January 1	$1,018	$1,105
Change in amounts allocated to disposition of business(a)	4	(87)
Goodwill recognized upon acquisition	252	—
Balance at December 31	$1,274	$1,018
_____________
(a)    The change in the year ended December 31, 2024 was based upon the carrying amount of net assets of Pets Best and the final valuation of consideration received at closing.
Intangible Assets

	2024			2023
At December 31 ($ in millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Capitalized software	$2,361	$(1,569)	$792	$2,065	$(1,302)	$763
Other	$195	$(133)	$62	$204	$(152)	$52
Total	$2,556	$(1,702)	$854	$2,269	$(1,454)	$815
During the year ended December 31, 2024, we recorded additions to intangible assets of $363 million, primarily related to capitalized software expenditures, as well as intangible assets of $18 million related to the Ally Lending acquisition. See Note 3. Acquisitions and Dispositions for additional information.
Amortization expense was $324 million, $294 million and $252 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is included as a component of Other expense in our Consolidated Statements of Earnings.

We estimate annual amortization expense for existing intangible assets over the next five calendar years to be as follows:

($ in millions)	2025	2026	2027	2028	2029
Amortization expense	$295	$222	$165	$110	$47
NOTE 8.    DEPOSITS
Deposits

At December 31 ($ in millions)	2024	2023
Interest-bearing deposits:
Money market and other demand deposits	$2,264	$1,853
Savings	28,605	26,220
Certificates of deposit
Direct	41,055	38,546
Brokered	5,891	10,123
Brokered sweep accounts	3,849	4,047
Total interest-bearing deposits	81,664	80,789

Total non-interest-bearing deposits	398	364
Total deposits	$82,062	$81,153
Certificates of Deposit
At December 31, 2024, our certificates of deposit maturing over the next five years and thereafter were as follows:

($ in millions)	2025	2026	2027	2028	2029	Thereafter
Certificates of deposit	$36,740	$4,283	$3,053	$1,555	$1,168	$147
At December 31, 2024 and 2023, direct certificates of deposit of $11.2 billion and $10.0 billion, respectively, were of denominations at or exceeding applicable FDIC insurance limits, which are generally $250,000 per depositor for each account ownership category. These amounts include partially insured certificates of deposit. At December 31, 2024 and 2023, the portion of these direct certificates of deposit estimated to be uninsured was $3.7 billion and $3.3 billion, respectively. Brokered certificates of deposit are assumed to be individual deposit balances within applicable FDIC insurance limits.
Brokered Sweep Deposits
Our broker network deposit sweeps are procured through a program arranger who channels brokerage account deposits to us. Unless extended, the contracts associated with these broker network deposit sweeps will terminate between 2025 and 2026.

NOTE 9.    BORROWINGS

	2024				2023
At December 31 ($ in millions)	Maturity date	Interest Rate	Weighted average interest rate	Outstanding Amount(a)(b)	Outstanding Amount(a)(b)
Borrowings of consolidated securitization entities:
Fixed securitized borrowings	2025 - 2027	3.37% - 5.74%	4.73%	$4,917	$3,417
Floating securitized borrowings	2025 - 2027	5.14% - 5.53%	5.29%	2,925	3,850
Total borrowings of consolidated securitization entities			4.94%	7,842	7,267

Senior unsecured notes:
Synchrony Financial senior unsecured notes:
Fixed senior unsecured notes	2025 - 2031	2.88% - 5.15%	4.19%	4,637	6,480
Fixed-to-floating senior unsecured notes(c)	2030	5.94%	5.94%	745	—

Synchrony Bank senior unsecured notes:
Fixed senior unsecured notes	2025 - 2027	5.40% - 5.63%	5.49%	1,497	1,494
Total senior unsecured notes			4.66%	6,879	7,974

Subordinated unsecured notes:
Synchrony Financial subordinated unsecured notes:
Fixed subordinated unsecured notes	2033	7.25%	7.25%	741	741
Total senior and subordinated unsecured notes			4.91%	7,620	8,715

Total borrowings				$15,462	$15,982
___________________
(a)Includes unamortized debt premiums, discounts and issuance costs.
(b)The Company may redeem certain borrowings prior to their original contractual maturity dates in accordance with the optional redemption provision specified in the respective instruments.
(c)$750 million principal amount issued in August 2024. Interest rate fixed through August 1, 2029; resets August 2, 2029 to floating rate based on compounded Secured Overnight Financing Rate ("SOFR") plus 213 basis points.
Debt Maturities
The following table summarizes the maturities of the principal amount of our borrowings of consolidated securitization entities and senior and subordinated unsecured notes over the next five years and thereafter:

($ in millions)	2025	2026	2027	2028	2029	Thereafter
Borrowings	$5,650	$3,250	$3,700	$—	$650	$2,250
Additional Sources of Liquidity
We have undrawn committed and uncommitted capacity under certain credit facilities, primarily from private lenders under our securitization programs, subject to customary borrowing conditions, and also have access to the Federal Reserve discount window.
At December 31, 2024, we had an aggregate of $2.6 billion of undrawn capacity under our securitization financings, of which $2.1 billion was committed and $450 million was uncommitted. At December 31, 2023, we had an aggregate of $2.5 billion of undrawn capacity under our securitization financings, of which all was committed.
At December 31, 2024 and 2023. we had an aggregate of $500 million of undrawn committed capacity under our unsecured revolving credit facility with private lenders.
At December 31, 2024 and 2023, we had an aggregate of $11.5 billion and $10.4 billion, respectively, of available borrowing capacity through the Federal Reserve discount window based on the amount and type of assets pledged.

NOTE 10.    FAIR VALUE MEASUREMENTS
For a description of how we estimate fair value, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies.
The following tables present our assets and liabilities measured at fair value on a recurring basis.
Recurring Fair Value Measurements

At December 31, 2024 ($ in millions)	Level 1	Level 2	Level 3	Total(a)
Assets
Debt securities
U.S. government and federal agency	$—	$1,844	$—	$1,844
State and municipal	—	—	16	16
Residential mortgage-backed	—	289	—	289
Asset-backed	—	922	—	922
Other	—	—	8	8
Other(b)	14	—	6	20
Total	$14	$3,055	$30	$3,099

Liabilities
Other(c)	—	—	11	11
Total	$—	$—	$11	$11

At December 31, 2023 ($ in millions)	Level 1	Level 2	Level 3	Total(a)
Assets
Debt securities
U.S. government and federal agency	$—	$2,264	$—	$2,264
State and municipal	—	—	10	10
Residential mortgage-backed	—	354	—	354
Asset-backed	—	1,162	—	1,162
Other	—	—	8	8
Other(b)	14	—	10	24
Total	$14	$3,780	$28	$3,822

Liabilities
Other(c)	—	—	4	4
Total	$—	$—	$4	$4
_______________________
(a)    For the years ended December 31, 2024 and 2023, there were no fair value measurements transferred between levels.
(b)    Other is primarily comprised of equity investments measured at fair value, which are included in Other assets in our Consolidated Statements of Financial Position, as well as certain financial assets for which we have elected the fair value option which are included in Loan receivables in our Consolidated Statements of Financial Position.
(c)    Other includes certain financial liabilities for which we have elected the fair value option. These liabilities are included in Accrued expenses and other liabilities in our Consolidated Statements of Financial Position.
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

The changes in our Level 3 assets and liabilities that are measured on a recurring basis for the years ended December 31, 2024 and 2023 were not material.
Financial Assets and Financial Liabilities Carried at Other Than Fair Value

	Carrying	Corresponding fair value amount
At December 31, 2024 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$14,711	$14,711	$14,711	$—	$—
Other assets(a)(b)	$44	$44	$44	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$93,785	$106,632	$—	$—	$106,632

Financial Liabilities(d)
Financial liabilities carried at other than fair value:
Deposits(e)	$82,062	$82,256	$—	$82,256	$—
Borrowings of consolidated securitization entities	$7,842	$7,871	$—	$4,950	$2,921
Senior and subordinated unsecured notes	$7,620	$7,502	$—	$7,502	$—

	Carrying	Corresponding fair value amount
At December 31, 2023 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$14,259	$14,259	$14,259	$—	$—
Other assets(a)(b)	$50	$50	$50	$—	$—
Assets held for sale(f)	$112	$112	$112	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$92,407	$104,761	$—	$—	$104,761

Financial Liabilities(d)
Financial liabilities carried at other than fair value:
Deposits(e)	$81,153	$80,935	$—	$80,935	$—
Borrowings of consolidated securitization entities	$7,267	$7,250	$—	$3,411	$3,839
Senior and subordinated unsecured notes	$8,715	$8,423	$—	$8,423	$—
_______________________
(a)For cash and equivalents and restricted cash and equivalents, carrying value approximates fair value due to the liquid nature and short maturity of these instruments.
(b)This balance relates to restricted cash and equivalents, which is included in Other assets. Excludes accrued interest receivables of $25 million and $14 million at December 31, 2024 and 2023, respectively, for which carrying value approximates fair value.
(c)Excludes financial assets for which we have elected the fair value option. Under certain retail partner program agreements, the expected sales proceeds in the event of a sale of their credit card portfolio may be limited to the amounts owed by our customers, which may be less than the fair value indicated above.
(d)Excludes accrued interest payable of $339 million and $397 million, included in Accrued expenses and other liabilities, in our Consolidated Statements of Financial Position at December 31, 2024 and 2023, respectively, for which carrying values approximate fair value.
(e)Includes demand deposits with no defined maturity.
(f)Includes $19 million of cash and equivalents and $93 million of restricted cash and equivalents.

Equity Securities Without Readily Determinable Fair Values

At or for the year ended December 31 ($ in millions)	2024	2023
Carrying Value	$270	$270
Upward adjustments(a)	—	17
Downward adjustments(a)	(7)	(6)
_______________________
(a)    Between January 1, 2018 and December 31, 2024, cumulative upward and downward carrying value adjustments were $205 million and $(21) million, respectively.
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
The Company elected to adopt the option provided by the interim final rule issued by joint federal bank regulatory agencies, which largely delayed the effects of CECL on its regulatory capital. The effects were phased-in over a three-year period through 2024 and will be fully phased-in beginning in the first quarter of 2025. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period included both the initial impact of our adoption of CECL at January 1, 2020 and 25% of subsequent changes in our allowance for credit losses during the two-year period ended December 31, 2021, collectively the “CECL regulatory capital transition adjustment”. At December 31, 2024 only 25% of the CECL regulatory capital transition adjustment is deferred in our regulatory capital amounts and ratios, as compared to 50% at December 31, 2023.
At December 31, 2024 and 2023, Synchrony Financial met all applicable requirements to be deemed well-capitalized pursuant to Federal Reserve Board regulations. At December 31, 2024 and 2023, the Bank also met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. There are no conditions or events subsequent to December 31, 2024 that management believes have changed the Company’s or the Bank’s capital category.

The actual capital amounts, ratios and the applicable required minimums of the Company and the Bank are as follows:
Synchrony Financial

At December 31, 2024 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)
Total risk-based capital	$17,407	16.5%	$8,433	8.0%
Tier 1 risk-based capital	$15,239	14.5%	$6,325	6.0%
Tier 1 leverage	$15,239	12.9%	$4,717	4.0%
Common equity Tier 1 capital	$14,017	13.3%	$4,744	4.5%

At December 31, 2023 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)
Total risk-based capital	$15,464	14.9%	$8,277	8.0%
Tier 1 risk-based capital	$13,334	12.9%	$6,208	6.0%
Tier 1 leverage	$13,334	11.7%	$4,563	4.0%
Common equity Tier 1 capital	$12,600	12.2%	$4,656	4.5%
Synchrony Bank

At December 31, 2024 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio
Total risk-based capital	$15,916	15.8%	$8,037	8.0%	$10,046	10.0%
Tier 1 risk-based capital	$13,805	13.7%	$6,027	6.0%	$8,037	8.0%
Tier 1 leverage	$13,805	12.4%	$4,466	4.0%	$5,582	5.0%
Common equity Tier 1 capital	$13,805	13.7%	$4,521	4.5%	$6,530	6.5%

At December 31, 2023 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio
Total risk-based capital	$14,943	15.3%	$7,822	8.0%	$9,778	10.0%
Tier 1 risk-based capital	$12,880	13.2%	$5,867	6.0%	$7,822	8.0%
Tier 1 leverage	$12,880	12.0%	$4,302	4.0%	$5,377	5.0%
Common equity Tier 1 capital	$12,880	13.2%	$4,400	4.5%	$6,356	6.5%
_______________________
(a)Capital ratios are calculated based on the Basel III Standardized Approach rules. Capital amounts and ratios at December 31, 2024 in the above tables reflect the applicable CECL regulatory capital transition adjustment.
(b)At December 31, 2024 and 2023, Synchrony Financial and the Bank also must maintain a capital conservation buffer of common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 2.5 percentage points to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.
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
Savings Plan
Our U.S. employees are eligible to participate in a qualified defined contribution savings plan that allows them to contribute a portion of their pay to the plan on a pre-tax basis. We make employer contributions to the plan equal to 3% of eligible compensation and make matching contributions of up to 4% of eligible compensation. We also provide certain additional contributions to the plan for employees who were participants in GE's pension plan at the time of Synchrony's separation from GE in November 2015 (the “Separation”). The expenses incurred associated with this plan were $93 million, $88 million and $80 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Health and Welfare Benefits
We provide health and welfare benefits to our employees, including health, dental, prescription drug and vision for which we are self-insured. The expenses incurred associated with these benefits were $139 million, $134 million and $114 million for the years ended December 31, 2024, 2023 and 2022, respectively.
GE Benefit Plans and Reimbursement Obligations
Prior to the Separation, our employees participated in various GE retirement and retiree health and life insurance benefit plans. Certain of these retirement benefits vested as a result of the Separation. Under the terms of the Employee Matters Agreement between us and GE, GE will continue to pay for these benefits and we are obligated to reimburse them. The principal retirement benefits subject to this arrangement are fixed, life-time annuity payments. The estimated liability for our reimbursement obligations to GE for retiree benefits was $165 million and $171 million at December 31, 2024 and 2023, respectively, and is included in Accrued expenses and other liabilities in our Consolidated Statements of Financial Position.
NOTE 13.    EARNINGS PER SHARE
Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the assumed conversion of all dilutive securities, which are calculated using the treasury stock method.
The following table presents the calculation of basic and diluted earnings per common share:

	Years ended December 31,
($ in millions, except per share data)	2024	2023	2022
Net earnings	$3,499	$2,238	$3,016
Preferred stock dividends	(72)	(42)	(42)
Net earnings available to common stockholders	$3,427	$2,196	$2,974

Weighted average common shares outstanding, basic	396.5	421.2	480.4
Effect of dilutive securities	4.1	2.3	3.0
Weighted average common shares outstanding, dilutive	400.6	423.5	483.4

Earnings per basic common share	$8.64	$5.21	$6.19
Earnings per diluted common share	$8.55	$5.19	$6.15
We have issued certain stock-based awards under the Synchrony Financial 2014 and 2024 Long-Term Incentive Plans. A total of less than 1 million, 4 million and 3 million shares for the years ended December 31, 2024, 2023 and 2022, respectively, related to these awards, were considered anti-dilutive and therefore were excluded from the computation of diluted earnings per common share.

NOTE 14.    EQUITY AND OTHER STOCK RELATED INFORMATION
Preferred Stock
The following table summarizes the Company's preferred stock issued and outstanding at December 31, 2024 and 2023.

Series	Issuance Date	Redeemable by Issuer Beginning	Per Annum Dividend Rate	Liquidation Preference per Share	Total Shares Outstanding	December 31, 2024		December 31, 2023
($ in millions, except per share data)
Series A(a)	November 14, 2019	November 15, 2024	5.625%	$1,000	750,000	$734		$734
Series B(a)	February 23, 2024	May 15, 2029	8.25%(b)	$1,000	500,000	$488		$—
						$1,222	1222000000	$734
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
Dividends and Share Repurchases
During the years ended December 31, 2024, 2023 and 2022, we declared and paid common stock dividends of $1.00, $0.96 and $0.90 per share of common stock, or $398 million, $406 million and $434 million, respectively. We also declared and paid dividends on our Series A 5.625% fixed rate non-cumulative perpetual preferred stock and our Series B 8.250% fixed rate reset non-cumulative perpetual preferred stock totaling $72 million, $42 million and $42 million, for each of the years ended December 31, 2024, 2023 and 2022, respectively.
During the year ended December 31, 2024, the Company repurchased an aggregate of 22.5 million shares of our common stock for $1.0 billion, which does not reflect costs and taxes associated with the purchase of shares. The cost of share repurchases, including direct and incremental costs associated with repurchasing, is recorded as a reduction of shareholder’s equity. In April 2024, we announced that the Board of Directors approved an incremental share repurchase program of up to $1.0 billion through June 30, 2025 (the "2024 plan") and at December 31, 2024 we had $600 million remaining under the 2024 plan. In all instances, our share repurchase programs are subject to market conditions and other factors, including legal and regulatory restrictions and required approvals, if any.
Synchrony Financial Incentive Programs
We have established the Synchrony Financial 2024 Long-Term Incentive Plan (the "2024 Incentive Plan"), along with prior incentive plans which permit us to issue stock-based, stock-denominated and other awards to officers, employees, consultants and non-employee directors providing services to the Company and our participating affiliates. Available awards under the 2024 Incentive Plan include stock options and stock appreciation rights, restricted stock and restricted stock units (“RSUs”), performance share units (“PSUs”) and other awards valued in whole or in part by reference to, or otherwise based on, our common stock (other stock-based awards), and dividend equivalents. Each RSU is convertible into one share of Synchrony Financial common stock. A total of 26.9 million shares of our common stock (including authorized and unissued shares) are available for granting awards under the 2024 Incentive Plan.
Our grants generally vest over a three-year term on either an annual pro rata proportional basis, starting with the first anniversary of the award date, or at the end of the term of the award on a cliff basis, provided that the employee has remained continuously employed by the Company through such vesting date.

For PSUs, the number of shares of common stock that will ultimately be awarded is contingent upon meeting certain pre-defined financial goals over a designated three-year performance period, and can range from 0% to 150% of the number of PSUs awarded. In addition, the final number of shares of common stock to be awarded is also subject to a Total Shareholder Return ("TSR") modifier of +/-20% based on our TSR performance relative to peers over the designated three-year performance period.
Compensation expense related to equity awards is recorded as a component of Employee costs in our Consolidated Statements of Earnings, with a corresponding adjustment to equity, net of tax, included within our Consolidated Statements of Equity. At December 31, 2024, there were 1.9 million stock options issued and outstanding and 7.0 million unvested other stock-based awards, comprising 4.4 million RSUs and 2.6 million PSUs. The total unrecognized compensation cost related to these awards at December 31, 2024 was $144 million, which is expected to be amortized over a weighted average period of 1.9 years.
NOTE 15.    INCOME TAXES
Earnings before Provision for Income Taxes

For the years ended December 31 ($ in millions)	2024	2023	2022
U.S.	$4,519	$2,873	$3,947
Non-U.S.	34	31	15
Earnings before provision for income taxes	$4,553	$2,904	$3,962
Provision for Income Taxes

For the years ended December 31 ($ in millions)	2024	2023	2022
Current provision for income taxes
U.S. Federal	$990	$943	$1,145
U.S. state and local	155	171	217
Non-U.S.	7	10	5
Total current provision for income taxes	1,152	1,124	1,367

Deferred provision (benefit) for income taxes
U.S. Federal	(80)	(384)	(352)
U.S. state and local	(17)	(73)	(71)
Non-U.S.	(1)	(1)	2
Deferred provision (benefit) for income taxes	(98)	(458)	(421)
Total provision for income taxes	$1,054	$666	$946
Reconciliation of Our Effective Tax Rate to the U.S. Federal Statutory Income Tax Rate

For the years ended December 31	2024	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
U.S. state and local income taxes, net of federal benefit	2.4	3.5	3.6
All other, net	(0.3)	(1.6)	(0.7)
Effective tax rate	23.1%	22.9%	23.9%

Significant Components of Our Net Deferred Income Taxes

At December 31 ($ in millions)	2024	2023
Assets
Allowance for credit losses	$2,718	$2,626
Compensation and employee benefits	133	149
Other assets	216	166
Total deferred income tax assets before valuation allowance	3,067	2,941
Valuation allowance	(20)	(18)
Total deferred income tax assets	$3,047	$2,923

Liabilities
Original issue discount	$(262)	$(365)
Goodwill and identifiable intangibles	(197)	(198)
Investment securities(a)	(193)	(57)
Other liabilities(a)	(105)	(108)
Total deferred income tax liabilities	(757)	(728)
Net deferred income tax assets	$2,290	$2,195
_______________________
(a)Prior period amounts in the table above are presented to conform with current year presentation.
Unrecognized Tax Benefits
Reconciliation of Unrecognized Tax Benefits

($ in millions)	2024	2023
Balance at January 1	$230	$267
Additions:
Tax positions of the current year	39	40
Tax positions of prior years	—	2
Reductions:
Prior year tax positions	(20)	(47)
Settlements with tax authorities	(7)	(1)
Expiration of the statute of limitation	(35)	(31)
Balance at December 31	$207	$230
Portion of balance that, if recognized, would impact the effective income tax rate	$163	$182
The amount of unrecognized tax benefits that is reasonably possible to be resolved in the next twelve months is expected to be $36 million, of which, $28 million, if recognized, would reduce the Company’s tax expense and effective tax rate.
The Company continued to participate voluntarily in the IRS Compliance Assurance Process (“CAP”) program for the 2024 tax year. We expect that the IRS review of our 2024 return will be substantially completed prior to its filing in 2025. During the current year, the IRS completed its examination of our 2023 tax year, which was our only other year subject to current IRS audit. Additionally, we are under examination in various states going back to 2014.
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

NOTE 16.     PARENT COMPANY FINANCIAL INFORMATION
The following tables present parent company financial statements for Synchrony Financial. At December 31, 2024, restricted net assets of our subsidiaries were $14.2 billion.
Condensed Statements of Earnings

For the years ended December 31 ($ in millions)	2024	2023	2022
Interest income:
Interest income from subsidiaries	$365	$355	$134
Interest on cash and debt securities	41	34	8
Total interest income	406	389	142
Interest expense:
Interest on senior and subordinated unsecured notes	319	335	279
Total interest expense	319	335	279
Net interest income (expense)	87	54	(137)
Dividends from bank subsidiaries	600	1,450	3,150
Dividends from nonbank subsidiaries	147	102	290
Other income	1,214	135	122
Other expense	236	202	177
Earnings before expense/(benefit) from income taxes	1,812	1,539	3,248
Expense/(benefit) from income taxes	259	(16)	(46)
Equity in undistributed net earnings (loss) of subsidiaries	1,946	683	(278)
Net earnings	$3,499	$2,238	$3,016

Comprehensive income	$3,508	$2,295	$2,960
Condensed Statements of Financial Position

At December 31 ($ in millions)	2024	2023
Assets
Cash and equivalents	$2,680	$3,214
Debt securities	37	49
Investments in and amounts due from subsidiaries(a)	19,938	18,285
Goodwill	30	25
Other assets	945	337
Total assets	$23,630	$21,910

Liabilities and Equity
Amounts due to subsidiaries	$351	$316
Senior and subordinated unsecured notes	6,123	7,221
Accrued expenses and other liabilities	576	470
Total liabilities	7,050	8,007
Equity:
Total equity	16,580	13,903
Total liabilities and equity	$23,630	$21,910
_____________
(a)     Includes investments in and amounts due from bank subsidiaries of $15.7 billion and $14.0 billion at December 31, 2024 and 2023, respectively.

Condensed Statements of Cash Flows

For the years ended December 31 ($ in millions)	2024	2023	2022
Cash flows - operating activities
Net earnings	$3,499	$2,238	$3,016
Adjustments to reconcile net earnings to cash provided from operating activities
Deferred income taxes	122	9	(1)
Equity in undistributed net (earnings) loss of subsidiaries	(1,946)	(683)	278
Gain on sale of business	(1,069)	—	—
All other operating activities	169	101	28
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions
(Increase) decrease in other assets	(16)	19	(28)
Increase (decrease) in accrued expenses and other liabilities	(15)	21	(4)
Cash provided from (used for) operating activities	744	1,705	3,289

Cash flows - investing activities
Net (increase) decrease in investments in and amounts due from subsidiaries	95	(898)	265
Maturity and sales of debt securities	12	14	21
Proceeds from sale of business	594	—	—
All other investing activities	(5)	(45)	(6)
Cash provided from (used for) investing activities	696	(929)	280

Cash flows - financing activities
Senior and subordinated unsecured notes
Proceeds from issuance of senior and subordinated unsecured notes	745	740	745
Maturities and repayment of senior unsecured notes	(1,850)	—	(750)
Proceeds from issuance of preferred stock	488	—	—
Dividends paid on preferred stock	(72)	(42)	(42)
Purchases of treasury stock	(1,008)	(1,112)	(3,320)
Dividends paid on common stock	(398)	(406)	(434)
Increase (decrease) in amounts due to subsidiaries	82	(7)	14
All other financing activities	39	(22)	(41)
Cash provided from (used for) financing activities	(1,974)	(849)	(3,828)

Increase (decrease) in cash and equivalents	(534)	(73)	(259)
Cash and equivalents at beginning of year	3,214	3,287	3,546
Cash and equivalents at end of year	$2,680	$3,214	$3,287

NOTE 17.    SEGMENT REPORTING
We conduct our operations through a single business segment, which derives interest and fee income earned on our credit products we offer to our customers. Our credit products include private label, dual, co-brand and general purpose credit cards, as well as short- and long-term installment loans. Revenue generating activities are aligned through five sales platforms (Home & Auto, Digital, Diversified & Value, Health & Wellness and Lifestyle). Those platforms are organized by the types of partners we work with to reach our customers. Substantially all of our interest and fees on loans and long-lived assets relate to our operations within the United States.
Pursuant to FASB Accounting Standards Codification (“ASC”) 280, Segment Reporting, operating segments represent components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance.
The chief operating decision maker, our President and Chief Executive Officer, uses consolidated net earnings to assess the performance and profitability of our single business segment. While revenue generating activities are aligned through our five sales platforms, expense activities, including funding costs, credit losses and operating expenses, are managed for the Company as a whole. As a result, detailed profitability information for each sales platform is not used by our chief operating decision maker.
The chief operating decision maker uses consolidated net earnings to assess performance by comparing to and monitoring against budget and prior year results. This information is used to manage resources to drive business and net earnings growth, including investment in key strategic priorities, as well as determine the Company's ability to return capital to shareholders.

The following table presents segment information for the periods presented herein:

For the years ended December 31 ($ in millions)	2024	2023	2022
Interest and fees on loans	$21,596	$19,902	$16,881
Interest on cash and debt securities	1,049	808	265
Total interest income	22,645	20,710	17,146
Total interest expense	4,634	3,711	1,521
Net interest income	18,011	16,999	15,625

Retailer share arrangements	(3,407)	(3,661)	(4,331)

Reserve build (release)	313	1,345	839
Net charge-offs	6,420	4,620	2,536
Provision for credit losses	6,733	5,965	3,375

Other income:
Other income	452	289	260
Gain on sale of business (Note 3)	1,069	—	—
Gain on sale of loan portfolio	—	—	120
Total other income	1,521	289	380

Other expense:
Employee costs	1,872	1,884	1,681
Professional fees	936	842	832
Marketing and business development	524	527	487
Information processing	803	712	623
Fraud-related operational losses	192	288	173
Other segment items(a)	512	505	541
Total other expense	4,839	4,758	4,337

Provision for income taxes	1,054	666	946

Net earnings	$3,499	$2,238	$3,016

_____________
(a)     Represents the total amount of other expenses included in net earnings, including postage and various other corporate overhead items such as facilities costs and telephone charges.

Our segment assets represent our total assets as presented on the Consolidated Statements of Financial Position.

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

Controls and Procedures
____________________________________________________________________________________________
Evaluation of Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), and based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
Changes in Internal Control Over Financial Reporting
There was no change in internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 and has concluded that such internal control over financial reporting is effective. There are no material weaknesses in the Company’s internal control over financial reporting that have been identified by the Company’s management.
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2024 and has also issued an audit report, which is included in “Consolidated Financial Statements and Supplementary Data” of this Form 10-K Report, on internal control over financial reporting as of December 31, 2024 under Auditing Standard No. 2201 of the Public Company Accounting Oversight Board (“PCAOB”).

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

Cash dividends declared
($ in dollars)
2024
Fourth quarter	$0.25
Third quarter	$0.25
Second quarter	$0.25
First quarter	$0.25

2023
Fourth quarter	$0.25
Third quarter	$0.25
Second quarter	$0.23
First quarter	$0.23
Holders
At January 31, 2025, the approximate number of holders of record of common stock was 1,865.
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

Performance Graph
The following graph compares the cumulative total stockholders return (rounded to the nearest whole dollar) of the Company's common stock, the S&P 500 Stock Index and the S&P 500 Financials Index for the period from December 31, 2019 through December 31, 2024. The graph assumes an initial investment of $100 on December 31, 2019. The cumulative returns for the Company's common stock and financial indices assume full reinvestment of dividends. This graph does not forecast future performance of the Company's common stock.

$240.00
$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
2019
2020
2021
2022
2023
2024
Synchrony Financial
S&P 500
S&P 500 Financials

	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
Synchrony Financial	$100.00	$100.03	$136.43	$99.01	$118.59	$206.36
S&P 500	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
S&P 500 Financials	$100.00	$98.31	$132.75	$118.77	$133.20	$173.90
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock primarily related to our share repurchase program that were made by us or on our behalf during the three months ended December 31, 2024.

($ in millions, except per share data)	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Program(c)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program(b)
October 1 - 31, 2024	3,967	$49.55	—	$700.0
November 1 - 30, 2024	535,273	$64.59	534,497	$665.5
December 1 - 31, 2024	965,618	$67.81	965,554	$600.0
Total	1,504,858	$66.66	1,500,051	$600.0
_______________________
(a)Includes 3,967 shares, 776 shares and 64 shares withheld in October, November and December, respectively, to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying performance stock awards, restricted stock awards or upon the exercise of stock options.
(b)Amounts exclude commission costs.
(c)In April 2024, the Board of Directors approved an incremental share repurchase program of up to $1.0 billion through June 2025.

Other Information
____________________________________________________________________________________________
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2024, certain of our directors and executive officers adopted trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Information regarding these Rule 10b5-1 trading arrangements is presented in the table below. No other directors or officers of the Company adopted modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each such term is defined in item 408(a) of Regulation S-K, during the three months ended December 31, 2024.

Name	Title	Action Taken (Adoption or Termination Date)	Duration(1)	Aggregate Number of Securities to be Sold(2)
Alberto Casellas	Executive Vice President & CEO, Health & Wellness	Adoption (10/23/2024)	10/23/2024 - 12/31/2025	65,739
Brian Doubles	Director; President & CEO	Adoption (11/05/2024)	11/5/2024 - 12/31/2025	148,747
Courtney Gentleman	Executive Vice President & CEO, Diversified & Value	Adoption (11/11/2024)	11/11/2024 - 12/31/2025	12,849
Curtis Howse	Executive Vice President & CEO, Home & Auto	Adoption (11/15/2024)	11/15/2024 - 12/31/2025	46,651
Carol Juel	Executive Vice President & Chief Technology and Operating Officer	Adoption (10/22/2024)	10/22/2024 - 12/31/2025	106,727
Darrell Owens	Executive Vice President & CEO, Lifestyle	Adoption (10/18/2024)	10/18/2024 - 11/14/2025	18,621
Bart Schaller	Executive Vice President & CEO, Digital	Adoption (10/21/2024)	10/21/2024 - 12/31/2025	83,729
Brian Wenzel	Executive Vice President & Chief Financial Officer	Adoption (11/12/2024)	11/12/2024 - 9/30/2025	91,172
    ______________________
(1)Pursuant to the terms of each plan and subject to compliance with Rule 10b5-1, each plan may terminate at an earlier date under certain circumstances, including if all trades are executed or all orders related to the trades under the relevant plan expire.
(2)Rounded up to the nearest whole share, as applicable.

Insider Trading Arrangements and Policies
We have adopted an Insider Trading Policy, applicable to our directors, officers, employees and certain other persons, as well as the Company itself, that governs transactions in securities issued by the Company and we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable NYSE listing standards.
The foregoing summary of our Insider Trading Policy is not complete and is qualified in its entirety by reference to the full text of the Insider Trading Policy attached hereto as Exhibit 19.

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
3. Exhibits
A list of the exhibits being filed or furnished with or incorporated by reference into this annual report on Form 10-K is provided below:
EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Synchrony Financial (incorporated by reference to Exhibit 3.1 of Form 8-K filed by Synchrony Financial on June 13, 2024)
3.2	Amended and Restated Bylaws of Synchrony Financial (incorporated by reference to Exhibit 3.1 of Form 8-K filed by Synchrony Financial on November 1, 2016)
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

4.10	Form of 4.500% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on July 23, 2015)
4.11	Form of 3.700% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on August 4, 2016)
4.12	Form of 3.950% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on December 1, 2017)
4.13	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 333-194528))
4.14	Form of 5.150% Senior Notes due 2029 (incorporated by reference to Exhibit 4.3 of Form 8-K filed by Synchrony Financial on March 19, 2019)
4.15	Form of 2.875% Senior Notes due 2031 (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on October 28, 2021)
4.16	Form of 4.875% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on June 13, 2022)
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

4.19	Form of Depositary Receipt – Series A (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on November 14, 2019)
4.20
Indenture, dated as of February 2, 2023, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on February 2, 2023)

4.21
First Supplemental Indenture, dated as of February 2, 2023, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on February 2, 2023)

4.22	Form of 7.250% Subordinated Notes due 2033 (incorporated by reference to Exhibit 4.3 of Form 8-K filed by Synchrony Financial on February 2, 2023)
4.23
Certificate of Designations of 8.250% Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B, dated February 22, 2024 (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on February 23, 2024)

4.24
Deposit Agreement, dated February 23, 2024, by and among the Company, Computershare Inc. and Computershare Trust Company, N.A., collectively as Depositary, and the holders from time to time of the depositary receipts described therein ((incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on February 23, 2024)

4.25	Form of Depositary Receipt – Series B (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on February 23, 2024)
4.26
Twelfth Supplemental Indenture, dated as of August 2, 2024, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on August 2, 2024)

4.27	Form of 4.935% Fixed-to-Floating Rate Senior Notes due 2030 (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on August 2, 2024)
4.28*	Description of Registrant's Securities
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
10.128+
Separation Agreement and Release, dated as of December 9, 2020, between Synchrony Bank and Neeraj Mehta (incorporated by reference to Exhibit 10.127 of the annual report on Form 10-K filed by Synchrony Financial on February 11, 2021)

10.129+
Amended and Restated form of agreement for awards of Restricted Stock Units under Synchrony 2014 Long-Term Incentive Plan (for awards made on or after March 1, 2022) (incorporated by reference to Exhibit. 10.129 of the annual report on Form 10-K filed by Synchrony Financial on February 8, 2024)

10.130+
Amended and Restated form of agreement for awards of Performance Share Units under Synchrony 2014 Long-Term Incentive Plan (for awards made on or after March 1, 2023) (incorporated by reference to Exhibit. 10.130 of the annual report on Form 10-K filed by Synchrony Financial on February 8, 2024)

10.131+	Synchrony Financial 2024 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed by Synchrony Financial on June 13, 2024)
10.132+
Form of agreement for awards of Restricted Stock units under the Synchrony Financial 2024 Long-Term Incentive Plan to directors (incorporated by reference to Exhibit. 10.2 of the quarterly report on Form 10-Q filed by Synchrony Financial on July 19, 2024)

10.133+
Form of agreement for awards of Restricted Stock Units under the Synchrony Financial 2024 Long-Term Incentive Plan (incorporated by reference to Exhibit. 10.3 of the quarterly report on Form 10-Q filed by Synchrony Financial on July 19, 2024)

10.134+
Form of agreement for awards of Performance Share Units under the Synchrony Financial 2024 Long-Term Incentive Plan (incorporated by reference to Exhibit. 10.4 of the quarterly report on Form 10-Q filed by Synchrony Financial on July 19, 2024)

19*	Synchrony Financial Insider Trading Policy
21*	Subsidiaries of the Registrant
23*	Consent of KPMG LLP
24*	Powers of Attorney (included on the signature page)
31(a)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended
31(b)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended
32*	Certification Pursuant to 18 U.S.C. Section 1350
97*	Policy Relating to Recovery of Erroneously Awarded Compensation
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included as Exhibit 101)
______________________
*Filed electronically herewith.
†Confidential treatment granted to certain portions, which portions have been provided separately to the Securities and Exchange Commission.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(b) of this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2024, to be signed on its behalf by the undersigned, and in the capacity indicated, thereunto duly authorized in the City of Stamford and State of Connecticut on the 7th day of February 2025.

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

Signature	Title	Date

/s/ Brian D. Doubles	Principal Executive Officer Director	February 7, 2025
Brian D. Doubles Director and Chief Executive Officer

/s/ Brian J. Wenzel Sr.	Principal Financial Officer	February 7, 2025
Brian J. Wenzel Sr. Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

/s/ Amy L. Tiliakos	Principal Accounting Officer	February 7, 2025
Amy L. Tiliakos Senior Vice President and Controller

/s/ Fernando Aguirre	Director	February 7, 2025
Fernando Aguirre

/s/ Paget L. Alves	Director	February 7, 2025
Paget L. Alves

/s/ Daniel Colao	Director	February 7, 2025
Daniel Colao

/s/ Kamila Chytil	Director	February 7, 2025
Kamila Chytil

/s/ Arthur W. Coviello, Jr.	Director	February 7, 2025
Arthur W. Coviello, Jr.

/s/ Roy A. Guthrie	Director	February 7, 2025
Roy A. Guthrie

/s/ Jeffrey G. Naylor	Director	February 7, 2025
Jeffrey G. Naylor

/s/ P.W. Parker	Director	February 7, 2025
P.W. Parker

/s/ Laurel J. Richie	Director	February 7, 2025
Laurel J. Richie

/s/ Ellen M. Zane	Director	February 7, 2025
Ellen M. Zane