Form 10-Q
period 2025-03-31
Synchrony Financial
filed 2025-04-24
CIK 1601712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 18, 2025 was 380,650,709.

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
For a description of certain other terms we use, including “active account” and “purchase volume,” see the notes to “Management’s Discussion and Analysis—Results of Operations—Other Financial and Statistical Data” in our Annual Report on Form 10-K for the year ended December 31, 2024 (our “2024 Form 10-K”). There is no standard industry definition for many of these terms, and other companies may define them differently than we do.

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
Forward-looking statements are based on management’s current expectations and assumptions, and are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, actual results could differ materially from those indicated in these forward-looking statements. Factors that could cause actual results to differ materially include global political, economic, business, competitive, market, regulatory and other factors and risks, such as: the impact of macroeconomic conditions, including factors impacting consumer confidence and economic growth in the United States, such as inflation, interest rates, tariffs (including retaliatory tariffs) and an economic downturn or recession, and whether industry trends we have identified develop as anticipated; the impact of changes in the U.S. presidential administration and Congress on fiscal, monetary and regulatory policy; retaining existing partners and attracting new partners, concentration of our revenue in a small number of partners, and promotion and support of our products by our partners; cyber-attacks or other security incidents or breaches; disruptions in the operations of our and our outsourced partners' computer systems and data centers; the financial performance of our partners; product, pricing and policy changes related to the Consumer Financial Protection Bureau’s ("CFPB") final rule on credit card late fees, which was vacated in April 2025; the sufficiency of our allowance for credit losses and the accuracy of the assumptions or estimates used in preparing our financial statements, including those related to the CECL accounting guidance; higher borrowing costs and adverse financial market conditions impacting our funding and liquidity, and any reduction in our credit ratings; our ability to grow our deposits in the future; damage to our reputation; our ability to securitize our loan receivables, occurrence of an early amortization of our securitization facilities, loss of the right to service or subservice our securitized loan receivables, and lower payment rates on our securitized loan receivables; changes in market interest rates; effectiveness of our risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, and our ability to manage our credit risk; our ability to offset increases in our costs in retailer share arrangements; competition in the consumer finance industry; our concentration in the U.S. consumer credit market and susceptibility to market fluctuations and legislative and regulatory developments; our ability to successfully develop and commercialize new or enhanced products and services; our ability to realize the value of acquisitions, dispositions and strategic investments; reductions in interchange fees; fraudulent activity; failure of third-parties to provide various services that are important to our operations; international risks and compliance and regulatory risks and costs associated with international operations; alleged infringement of intellectual property rights of others and our ability to protect our intellectual property; litigation, regulatory actions and compliance issues; our ability to attract, retain and motivate key officers and employees; tax legislation initiatives or challenges to our tax positions and/or interpretations, and state sales tax rules and regulations; regulation, supervision, examination and enforcement of our business by governmental authorities, the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and other legislative and regulatory developments and the impact of the CFPB's regulation of our business, including new requirements and constraints that Synchrony and the Bank are or will become subject to as a result of having $100 billion or more in total assets; impact of capital adequacy rules and liquidity requirements; restrictions that limit our ability to pay dividends and repurchase our common stock, and restrictions that limit the Bank’s ability to pay dividends to us; regulations relating to privacy, information security and data protection; use of third-party vendors and ongoing third-party business relationships; and failure to comply with anti-money laundering and anti-terrorism financing laws.
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this report and in our public filings, including under the heading “Risk Factors Relating to Our Business” and “Risk Factors Relating to Regulation” in our 2024 Form 10-K. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties, or potentially inaccurate assumptions that could cause our current expectations or beliefs to change. Further, any forward-looking statement, including under the heading "Business Trends and Conditions" below, speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report and in our 2024 Form 10-K. The discussion below contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations. See “Cautionary Note Regarding Forward-Looking Statements.”

Introduction and Business Overview
____________________________________________________________________________________________
We are a premier consumer financial services company delivering one of the industry's most complete digitally-enabled product suites. Our experience, expertise and scale encompass a broad spectrum of industries including digital, health and wellness, retail, telecommunications, home, auto, outdoor, pet and more. We have an established and diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” For the three months ended March 31, 2025, we financed $40.7 billion of purchase volume and had 69.3 million average active accounts and at March 31, 2025, we had $99.6 billion of loan receivables.
We offer our credit products primarily through our wholly-owned subsidiary, the Bank. In addition, through the Bank, we offer, directly to retail, affinity relationships and commercial customers, a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”), including certificates of deposit, individual retirement accounts (“IRAs”), money market accounts, savings accounts and sweep and affinity deposits. We also take deposits at the Bank through third-party securities brokerage firms that offer our FDIC-insured deposit products to their customers. Our deposit base has continued to serve as a source of stable and diversified low-cost funding for our credit activities. At March 31, 2025, we had $83.4 billion in deposits, which represented 83% of our total funding sources.
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

Home & Auto
Our Home & Auto sales platform provides comprehensive payments and financing solutions with integrated in-store and digital experiences through a broad network of partners and merchants providing home and automotive merchandise and services, as well as our Synchrony Car Care network and Synchrony HOME credit card offering. In March 2024, we completed our acquisition of Ally Financial Inc.'s point-of-sale financing business ("Ally Lending"), which deepened our presence in the home improvement sector, including specialty areas such as roofing, HVAC and windows. Our Home & Auto sales platform partners include a wide range of key retailers in the home improvement, furniture, bedding, flooring, appliance and electronics industry, such as Ashley HomeStores, Inc., Floor & Decor, Lowe's, and Mattress Firm, as well as automotive merchandise and services, such as Chevron and Discount Tire. In addition, we also have program agreements with manufacturers, buying groups and industry associations, such as Generac, Nationwide Marketing Group and the Home Furnishings Association.
Digital
Our Digital sales platform provides comprehensive payments and financing solutions with integrated digital experiences through partners and merchants who primarily engage with their consumers through digital channels. Our Digital sales platform includes key partners delivering digital payment solutions, such as PayPal, including our Venmo program, online marketplaces, such as Amazon and eBay, and digital-first brands and merchants, such as the Qurate brands, Verizon, and Virgin Red.
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
The following table sets forth each credit product by type and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at March 31, 2025.

		Promotional Offer
Credit Product	Standard Terms Only	Deferred Interest	Other Promotional	Total
Credit cards	60.9%	18.1%	13.2%	92.2%
Commercial credit products	1.8	—	0.1	1.9
Consumer installment loans	—	0.2	5.6	5.8
Other	0.1	—	—	0.1
Total	62.8%	18.3%	18.9%	100.0%
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
•Dual Cards and General Purpose Co-Branded Cards. Our patented Dual Cards are credit cards that function as private label credit cards when used to purchase goods and services from our partners, and as general purpose credit cards when used to make purchases from other retailers wherever cards from those card networks are accepted or for cash advance transactions. We also offer general purpose co-branded credit cards that do not function as private label credit cards, as well as a Synchrony-branded general purpose credit card. Dual Cards and general purpose co-branded credit cards are offered across all of our sales platforms and credit is typically extended on standard terms only. We offer either Dual Cards or general purpose co-branded credit cards through over 15 of our large partners, of which the majority are Dual Cards, as well as our CareCredit Dual Card. Consumer Dual Cards and Co-Branded cards totaled 28% of our total loan receivables portfolio at March 31, 2025.
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

Business Trends and Conditions
____________________________________________________________________________________________
We believe our business and results of operations will be impacted in the future by various trends and conditions. For a discussion of certain trends and conditions, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Trends and Conditions” in our 2024 Form 10-K and see below for recent developments. For a discussion of how certain trends and conditions impacted the three months ended March 31, 2025, see “—Results of Operations.”
CFPB final rule on credit card late fees.

On March 5, 2024, the CFPB released a final rule amending its regulations that implement the Truth in Lending Act to lower the safe harbor dollar amount for credit card late fees from the prior $30 (adjusted to $41 for each subsequent late payment within the next six billing cycles) to $8 and to eliminate the automatic annual inflation adjustment to such safe harbor dollar amount. The final rule had an original effective date of May 14, 2024. Industry organizations challenged the final rule in court, and on May 10, 2024, the United States District Court for the Northern District of Texas granted an injunction and stay of the final rule.

On April 14, 2025, in the litigation challenging the final late fee rule, the CFPB and the plaintiff industry organizations filed a joint motion asking the court to vacate the final rule and dismiss the case. On April 15, 2025, the court granted this motion. As such, the final rule has been vacated.
In anticipation that the final rule would become effective, we implemented a number of product, pricing and policy changes in the prior year. In light of the final rule being vacated, we plan to review the product, pricing and policy changes with our partners, consistent with our usual business practice of monitoring overall program performance, including assessing whether any adjustments are warranted.

Seasonality
____________________________________________________________________________________________
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
The seasonal trends discussed above are most evident between the fourth quarter and the first quarter of the following year, particularly with respect to our loan receivables which decreased by $5.1 billion, or 4.9% to $99.6 billion at March 31, 2025 compared to $104.7 billion at December 31, 2024, and our allowance for credit losses as a percentage of total loan receivables that increased to 10.87% at March 31, 2025, from 10.44% at December 31, 2024.

Results of Operations
____________________________________________________________________________________________
Highlights for the Three Months Ended March 31, 2025
Below are highlights of our performance for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, as applicable, except as otherwise noted.
•Net earnings decreased to $757 million from $1.3 billion for the three months ended March 31, 2025. The decrease in the three months ended March 31, 2025 was primarily driven by the after-tax gain on sale related to Pets Best of $802 million in the prior year, and higher retailer share arrangements, partially offset by a decrease in provision for credit losses.
•Loan receivables decreased 2.1% to $99.6 billion at March 31, 2025 compared to $101.7 billion at March 31, 2024, primarily reflecting the impact of lower purchase volume.
•Net interest income increased 1.3% to $4.5 billion for the three months ended March 31, 2025 primarily driven by a reduction in interest expense. For the three months ended March 31, 2025, interest expense decreased 6.6% primarily due to lower benchmark rates. Interest and fees on loans was flat for the three months ended March 31, 2025, primarily driven by the impact of our product, pricing and policy changes, offset by lower benchmark rates and lower late fee incidence.
•Retailer share arrangements increased 17.1% to $895 million for the three months ended March 31, 2025, primarily reflecting program performance which includes the impact of our product, pricing and policy changes.
•Over-30 day loan delinquencies as a percentage of period-end loan receivables decreased 22 basis points to 4.52% at March 31, 2025 compared to March 31, 2024. The net charge-off rate increased 7 basis points to 6.38% for the three months ended March 31, 2025.
•Provision for credit losses decreased by $393 million, or 20.9%, for the three months ended March 31, 2025, primarily driven by a reserve release of $97 million versus a reserve build of $299 million in the prior year which included a $190 million reserve build related to the Ally Lending acquisition. Our allowance coverage ratio (allowance for credit losses as a percentage of period-end loan receivables) increased to 10.87% at March 31, 2025, as compared to 10.72% at March 31, 2024.
•Other income decreased by $1.0 billion to $149 million, for the three months ended March 31, 2025 primarily driven by the $1.1 billion gain on sale related to Pets Best in the prior year, partially offset by the impact of our product, pricing and policy change related fees in the current year period.
•Other expense increased by $37 million, or 3.1%, for the three months ended March 31, 2025. The increase in the three months ended March 31, 2025 was primarily driven by costs related to technology investments, and also included the impacts of a charitable contribution and a restructuring charge related to our Ally Lending business.
•At March 31, 2025, deposits represented 83% of our total funding sources. Total deposits increased by 1.7% to $83.4 billion at March 31, 2025, compared to December 31, 2024.
•During the three months ended March 31, 2025, we declared and paid cash dividends totaling $21 million on our Series A 5.625% fixed rate non-cumulative perpetual preferred stock and our Series B 8.250% fixed rate reset non-cumulative perpetual preferred stock.
•During the three months ended March 31, 2025, we repurchased $600 million of our outstanding common stock, and declared and paid cash dividends of $0.25 per share, or $97 million in the aggregate. At March 31, 2025, we completed our prior share repurchase program, and in April 2025 we announced that the Board of Directors approved a new share repurchase program of up to $2.5 billion, through June 30, 2026, and increased our quarterly dividend to $0.30 per common share commencing in the second quarter of 2025. For more information, see “Capital—Dividend and Share Repurchases.”

2025 Partner Agreements
During the three months ended March 31, 2025, and to date, we continued to expand and diversify our portfolio with the addition or renewal of more than 10 partners, which included the following:
•In our Home & Auto sales platform, we extended our program agreements with Ashley HomeStores, Inc. and Discount Tire.
•In our Digital sales platform, we announced our new partnership with Sun Country Airlines.
•In our Health & Wellness sales platform, we expanded our network through our new partnership with Texas A&M University Veterinary Medical Teaching Hospital.
•In our Lifestyle sales platform, we extended our program agreement with American Eagle.
Summary Earnings
The following table sets forth our results of operations for the periods indicated.

	Three months ended March 31,
($ in millions)	2025	2024
Interest income	$5,550	$5,568
Interest expense	1,086	1,163
Net interest income	4,464	4,405
Retailer share arrangements	(895)	(764)
Provision for credit losses	1,491	1,884
Net interest income, after retailer share arrangements and provision for credit losses	2,078	1,757
Other income	149	1,157
Other expense	1,243	1,206
Earnings before provision for income taxes	984	1,708
Provision for income taxes	227	415
Net earnings	$757	$1,293
Net earnings available to common stockholders	$736	$1,282

Other Financial and Statistical Data
The following table sets forth certain other financial and statistical data for the periods indicated.

	At and for the
	Three months ended March 31,
($ in millions)	2025	2024
Financial Position Data (Average):
Loan receivables, including held for sale	$101,021	$100,957
Total assets	$120,493	$119,034
Deposits	$82,788	$82,988
Borrowings	$16,041	$16,013
Total equity	$16,695	$14,614
Selected Performance Metrics:
Purchase volume(1)(2)	$40,720	$42,387
Home & Auto	$9,567	$10,512
Digital	$12,479	$12,628
Diversified & Value	$13,732	$14,023
Health & Wellness	$3,774	$3,980
Lifestyle	$1,168	$1,244
Corp, Other	$—	$—
Average active accounts (in thousands)(2)(3)	69,315	71,667
Net interest margin(4)	14.74%	14.55%
Net charge-offs	$1,588	$1,585
Net charge-offs (annualized) as a % of average loan receivables, including held for sale	6.38%	6.31%
Allowance coverage ratio(5)	10.87%	10.72%
Return on assets(6)	2.5%	4.4%
Return on equity(7)	18.4%	35.6%
Equity to assets(8)	13.86%	12.28%
Other expense (annualized) as a % of average loan receivables, including held for sale	4.99%	4.80%
Efficiency ratio(9)	33.4%	25.1%
Effective income tax rate	23.1%	24.3%
Selected Period-End Data:
Loan receivables	$99,608	$101,733
Allowance for credit losses	$10,828	$10,905
30+ days past due as a % of period-end loan receivables(10)	4.52%	4.74%
90+ days past due as a % of period-end loan receivables(10)	2.29%	2.42%
Total active accounts (in thousands)(2)(3)	67,787	70,754
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

	2025			2024
Three months ended March 31 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$18,539	$203	4.44%	$17,405	$236	5.45%
Securities available for sale	3,231	35	4.39%	3,432	39	4.57%
Loan receivables, including held for sale(3):
Credit cards	93,241	5,055	21.99%	94,216	5,096	21.75%
Consumer installment loans	5,833	211	14.67%	4,734	149	12.66%
Commercial credit products	1,842	45	9.91%	1,878	45	9.64%
Other	105	1	3.86%	129	3	9.35%
Total loan receivables, including held for sale	101,021	5,312	21.33%	100,957	5,293	21.09%
Total interest-earning assets	122,791	5,550	18.33%	121,794	5,568	18.39%
Non-interest-earning assets:
Cash and due from banks	868			944
Allowance for credit losses	(10,936)			(10,677)
Other assets	7,770			6,973
Total non-interest-earning assets	(2,298)			(2,760)
Total assets	$120,493			$119,034
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$82,370	$882	4.34%	$82,598	$954	4.65%
Borrowings of consolidated securitization entities	8,191	104	5.15%	7,383	105	5.72%
Senior and subordinated unsecured notes	7,850	100	5.17%	8,630	104	4.85%
Total interest-bearing liabilities	98,411	1,086	4.48%	98,611	1,163	4.74%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	418			390
Other liabilities	4,969			5,419
Total non-interest-bearing liabilities	5,387			5,809
Total liabilities	103,798			104,420
Equity
Total equity	16,695			14,614
Total liabilities and equity	$120,493			$119,034
Interest rate spread(4)			13.86%			13.64%
Net interest income		$4,464			$4,405
Net interest margin(5)			14.74%			14.55%

________________________________________
(1)Average yields/rates are based on annualized total interest income/expense divided by average balances.
(2)Includes average restricted cash balances of $690 million and $109 million for the three months ended March 31, 2025 and 2024, respectively.
(3)Interest income on loan receivables includes fees on loans, which primarily consist of late fees on our credit products, of $588 million and $652 million for the three months ended March 31, 2025 and 2024, respectively.
(4)Interest rate spread represents the difference between the yield on total interest-earning assets and the rate on total interest-bearing liabilities.
(5)Net interest margin represents annualized net interest income divided by average total interest-earning assets.

For a summary description of the composition of our key line items included in our Statements of Earnings, see Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Form 10-K.
Interest Income
Interest income was flat for the three months ended March 31, 2025, reflecting the trend in interest and fees on loans, as the impacts of our product, pricing and policy changes were offset by a combination of lower benchmark rates and lower late fee incidence, as well as lower interest income from our liquidity portfolio.
Average interest-earning assets

Three months ended March 31 ($ in millions)	2025	%	2024	%
Loan receivables, including held for sale	$101,021	82.3%	$100,957	82.9%
Liquidity portfolio and other	21,770	17.7%	20,837	17.1%
Total average interest-earning assets	$122,791	100.0%	$121,794	100.0%

Average loan receivables, including held for sale, was flat for the three months ended March 31, 2025, primarily driven by the impact of the Ally Lending acquisition, offset by lower purchase volume. Purchase volume decreased by 3.9% for the three months ended March 31, 2025, primarily reflecting lower consumer spend as well as the impact of credit actions.
Yield on average interest-earning assets
The yield on average interest-earning assets decreased for the three months ended March 31, 2025 primarily due to a lower yield on our liquidity portfolio, partially offset by an increase in the yield on average loan receivables. The loan receivable yield increased 24 basis points for the three months ended March 31, 2025 to 21.33%, driven by the impacts of our product, pricing and policy changes, partially offset by lower benchmark rates and lower late fee incidence.
Interest Expense
Interest expense decreased by $77 million to $1.1 billion, for the three months ended March 31, 2025, primarily due to lower benchmark rates. Our cost of funds decreased to 4.48% for the three months ended March 31, 2025, compared to 4.74% for the three months ended March 31, 2024.
Average interest-bearing liabilities

Three months ended March 31 ($ in millions)	2025	%	2024	%
Interest-bearing deposit accounts	$82,370	83.7%	$82,598	83.8%
Borrowings of consolidated securitization entities	8,191	8.3%	7,383	7.5%
Senior and subordinated unsecured notes	7,850	8.0%	8,630	8.7%
Total average interest-bearing liabilities	$98,411	100.0%	$98,611	100.0%

Net Interest Income
Net interest income increased by $59 million, or 1.3%, for the three months ended March 31, 2025, resulting from the changes in interest income and interest expense discussed above.
Retailer Share Arrangements
Retailer share arrangements increased by $131 million, or 17.1%, for the three months ended March 31, 2025, reflecting program performance which includes the impact of our product, pricing and policy changes.

Provision for Credit Losses
Provision for credit losses decreased by $393 million, or 20.9%, for the three months ended March 31, 2025, primarily driven by a reserve release of $97 million versus a reserve build of $299 million in the prior year which included a $190 million reserve build related to the Ally Lending acquisition. The net charge-off rate for the three months ended March 31, 2025 increased by 7 basis points to 6.38%, as compared to the prior year period.
Other Income

	Three months ended March 31,
($ in millions)	2025	2024
Interchange revenue	$238	$241
Protection product revenue	147	141
Loyalty programs	(311)	(319)
Other	75	1,094
Total other income	$149	$1,157
Other income decreased by $1.0 billion to $149 million for the three months ended March 31, 2025, primarily driven by a $1.1 billion gain on sale related to Pets Best in the prior year, partially offset by the impact of our product, pricing and policy change related fees. The pre-tax gain amount of $1.1 billion was included within the Other component of Other Income in our Condensed Consolidated Statements of Earnings.
Other Expense

	Three months ended March 31,
($ in millions)	2025	2024
Employee costs	$506	$496
Professional fees	217	220
Marketing and business development	116	125
Information processing	219	186
Other	185	179
Total other expense	$1,243	$1,206
Other expense increased by $37 million, or 3.1%, for the three months ended March 31, 2025.
The increase in the three months ended March 31, 2025 was primarily driven by costs related to technology investments in information processing, and also included the impacts of a charitable contribution in other and a restructuring charge related to our Ally Lending business in employee costs.
Provision for Income Taxes

	Three months ended March 31,
($ in millions)	2025	2024
Effective tax rate	23.1%	24.3%
Provision for income taxes	$227	$415
The effective tax rate for the three months ended March 31, 2025 decreased compared to the same period in the prior year primarily due to an increase in tax benefits from stock-based compensation in the current period combined with a reduction in pretax income. The effective tax rate differs from the applicable U.S. federal statutory tax rate primarily due to state income taxes.

Platform Analysis
As discussed above under “—Our Sales Platforms,” we offer our credit products primarily through five sales platforms (Home & Auto, Digital, Diversified & Value, Health & Wellness and Lifestyle). The following is a discussion of certain supplemental information for the three months ended March 31, 2025, for each of our five sales platforms and Corp, Other.
Home & Auto

	Three months ended March 31,
($ in millions)	2025	2024
Purchase volume	$9,567	$10,512
Period-end loan receivables	$30,460	$32,615
Average loan receivables, including held for sale	$31,018	$31,865
Average active accounts (in thousands)	18,030	18,969

Interest and fees on loans	$1,413	$1,382
Other income	$57	$33
Home & Auto interest and fees on loans increased by $31 million, or 2.2%, for the three months ended March 31, 2025, primarily driven by higher loan receivables yield and the impacts of the Ally Lending acquisition in March 2024, partially offset by lower average loan receivables. The increase in loan receivables yield reflects the impact of product, pricing and policy changes, partially offset by lower late fee incidence. Purchase volume decreased 9.0% for the three months ended March 31, 2025, driven by a combination of lower consumer traffic and the impact of credit actions.
Other income increased by $24 million, or 72.7%, for the three months ended March 31, 2025 was primarily due to the impact of product, pricing and policy change related fees and lower loyalty costs.
Digital

	Three months ended March 31,
($ in millions)	2025	2024
Purchase volume	$12,479	$12,628
Period-end loan receivables	$27,765	$27,734
Average loan receivables, including held for sale	$28,216	$28,081
Average active accounts (in thousands)	20,711	21,349

Interest and fees on loans	$1,544	$1,567
Other income	$9	$6
Digital interest and fees on loans decreased by $23 million, or 1.5%, for the three months ended March 31, 2025, respectively, primarily driven by lower loan receivables yield, reflecting lower benchmark rates and lower late fee incidence, partially offset by the impact of product, pricing and policy changes. Purchase volume decreased by 1.2% for the three months ended March 31, 2025, as growth in consumer spend per account was more than offset by fewer active accounts, reflecting a more selective acquisition strategy. Average active accounts decreased by 3.0% for the three months ended March 31, 2025.

Diversified & Value

	Three months ended March 31,
($ in millions)	2025	2024
Purchase volume	$13,732	$14,023
Period-end loan receivables	$19,436	$19,559
Average loan receivables, including held for sale	$19,670	$19,593
Average active accounts (in thousands)	20,114	21,032

Interest and fees on loans	$1,178	$1,214
Other income	$—	$(17)
Diversified & Value interest and fees on loans decreased by $36 million, or 3.0%, for the three months ended March 31, 2025, primarily driven by lower loan receivables yield, reflecting lower benchmark rates and lower late fee incidence, partially offset by the impact of product, pricing and policy changes. Purchase volume decreased by 2.1% for the three months ended March 31, 2025 as growth in consumer spend per account was more than offset by fewer active accounts, primarily reflecting lower consumer traffic and the impact of credit actions. Average active accounts decreased by 4.4% for the three months ended March 31, 2025.
Health & Wellness

	Three months ended March 31,
($ in millions)	2025	2024
Purchase volume	$3,774	$3,980
Period-end loan receivables	$15,193	$15,065
Average loan receivables, including held for sale	$15,280	$14,697
Average active accounts (in thousands)	7,776	7,611

Interest and fees on loans	$914	$869
Other income	$75	$66
Health & Wellness interest and fees on loans increased by $45 million, or 5.2%, for the three months ended March 31, 2025, primarily driven by growth in average loan receivables and higher loan receivables yield, reflecting the impact of product, pricing and policy changes, partially offset by higher reversals. The growth in average loan receivables includes the impact from the Ally Lending acquisition in March 2024. Purchase volume decreased 5.2%, for the three months ended March 31, 2025, reflecting lower spend in industries such as Dental, Cosmetic and Vision, combined with the impact of credit actions, partially offset by growth in Pet and Audiology. Average active accounts increased 2.2% for the three months ended March 31, 2025.
Other income increased by $9 million, or 13.6%, for the three months ended March 31, 2025, primarily due lower loyalty costs and the impact of product, pricing, and policy change related fees, partially offset by lower commission fees following the Pets Best disposition.
Lifestyle

	Three months ended March 31,
($ in millions)	2025	2024
Purchase volume	$1,168	$1,244
Period-end loan receivables	$6,636	$6,604
Average loan receivables, including held for sale	$6,716	$6,631
Average active accounts (in thousands)	2,651	2,642

Interest and fees on loans	$261	$255
Other income	$10	$8

Lifestyle interest and fees on loans increased by $6 million, or 2.4%, for the three months ended March 31, 2025, primarily driven by higher loan receivables yield, reflecting the impact of product, pricing and policy changes partially offset by lower benchmark rates, and growth in average loan receivables. Purchase volume decreased by 6.1% for the three months ended March 31, 2025, driven by lower spend in Outdoor and Specialty, as consumers continued to manage discretionary spend, and also includes the impact of credit actions.
Corp, Other

	Three months ended March 31,
($ in millions)	2025	2024
Purchase volume	$—	$—
Period-end loan receivables	$118	$156
Average loan receivables, including held for sale	$121	$90
Average active accounts (in thousands)	33	64

Interest and fees on loans	$2	$6
Other income	$(2)	$1,061
Other income for the three months ended March 31, 2024 in Corp, Other primarily included the gain on sale related to the Pets Best disposition of $1.1 billion.

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
The following table sets forth the composition of our loan receivables portfolio by product type at the dates indicated.

($ in millions)	At March 31, 2025	%	At December 31, 2024	%
Loan receivables
Credit cards	$91,909	92.2%	$96,818	92.5%
Consumer installment loans	5,736	5.8	5,971	5.7
Commercial credit products	1,859	1.9	1,826	1.7
Other	104	0.1	106	0.1
Total loan receivables	$99,608	100.0%	$104,721	100.0%
Loan receivables decreased 4.9% to $99.6 billion at March 31, 2025 compared to $104.7 billion at December 31, 2024, primarily driven by the seasonality of our business and a reduction in purchase volume.
Loan receivables at March 31, 2025 decreased 2.1% compared to $101.7 billion at March 31, 2024 driven by lower purchase volume.
Our loan receivables portfolio had the following geographic concentration at March 31, 2025.

($ in millions)	Loan Receivables Outstanding	% of Total Loan Receivables Outstanding
State
Texas	$11,010	11.1%
California	$10,275	10.3%
Florida	$9,361	9.4%
New York	$4,685	4.7%
North Carolina	$4,196	4.2%
Delinquencies
Over-30 day loan delinquencies as a percentage of period-end loan receivables decreased to 4.52% at March 31, 2025 from 4.74% at March 31, 2024, and decreased from 4.70% at December 31, 2024. These decreases include the impact of the credit actions we have previously taken across our portfolio.
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

	Three months ended March 31,
	2025		2024
($ in millions)	Amount	Rate	Amount	Rate
Credit cards	$1,462	6.36%	$1,470	6.28%
Consumer installment loans	93	6.47%	82	6.97%
Commercial credit products	33	7.26%	33	7.07%
Other	—	—%	—	—%
Total net charge-offs	$1,588	6.38%	$1,585	6.31%

Allowance for Credit Losses
The allowance for credit losses totaled $10.8 billion at March 31, 2025, compared to $10.9 billion at December 31, 2024, respectively, and $10.9 billion at March 31, 2024, and reflects our estimate of expected credit losses for the life of the loan receivables on our Condensed Consolidated Statements of Financial Position. Our allowance for credit losses as a percentage of total period end loan receivables increased to 10.87% at March 31, 2025, from 10.44% at December 31, 2024 and increased from 10.72% at March 31, 2024.
The decrease in allowance for credit losses compared to December 31, 2024 and March 31, 2024 primarily reflects the decrease in both loan receivables and delinquent balances as a percentage of loan receivables, as compared to the prior year period, as well as expectations of the macroeconomic environment. See Note 5. Loan Receivables and Allowance for Credit Losses to our condensed consolidated financial statements for additional information.

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
The following table summarizes information concerning our funding sources during the periods indicated:

	2025			2024
Three months ended March 31 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$82,370	83.7%	4.3%	$82,598	83.8%	4.6%
Securitized financings	8,191	8.3	5.1%	7,383	7.5	5.7%
Senior and subordinated unsecured notes	7,850	8.0	5.2%	8,630	8.7	4.8%
Total	$98,411	100.0%	4.5%	$98,611	100.0%	4.7%
______________________
(1)Excludes $418 million and $390 million average balance of non-interest-bearing deposits for the three months ended March 31, 2025 and 2024, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the three months ended March 31, 2025 and 2024.

Deposits
We obtain deposits directly from retail, affinity relationships and commercial customers (“direct deposits”) or through third-party brokerage firms that offer our deposits to their customers (“brokered deposits”). At March 31, 2025, we had $74.0 billion in direct deposits and $9.4 billion in deposits originated through brokerage firms (including network deposit sweeps procured through a program arranger that channels brokerage account deposits to us). A key part of our liquidity plan and funding strategy is to continue to utilize our direct deposit base as a source of stable and diversified low-cost funding.
Our direct deposits are primarily from retail customers and include a range of FDIC-insured deposit products, including certificates of deposit, IRAs, money market accounts, savings accounts and affinity deposits.
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

The following table summarizes certain information regarding our interest-bearing deposits by type (all of which constitute U.S. deposits) for the periods indicated:

Three months ended March 31 ($ in millions)	2025			2024
	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$40,839	49.6%	4.6%	$40,690	49.3%	4.7%
Savings, money market, and demand accounts	31,924	38.7	4.0%	28,438	34.4	4.6%
Brokered deposits	9,607	11.7	4.4%	13,470	16.3	4.5%
Total interest-bearing deposits	$82,370	100.0%	4.3%	$82,598	100.0%	4.6%
Our deposit liabilities provide funding with maturities ranging from one day to ten years. At March 31, 2025, the weighted average maturity of our interest-bearing time deposits was one year. See Note 8. Deposits to our condensed consolidated financial statements for more information on the maturities of our time deposits.
The standard FDIC deposit insurance amount is $250,000 per depositor, for each account ownership category. Our estimate of the uninsured portion of total deposit balances, excluding any intercompany balance, at March 31, 2025 was $6.4 billion.
The following table summarizes the portion of uninsured deposits that are certificates of deposit by contractual maturity at March 31, 2025.

($ in millions)	3 Months or Less	Over 3 Months but within 6 Months	Over 6 Months but within 12 Months	Over 12 Months	Total
Certificates of deposit (including IRA certificates of deposit)	$1,282	$913	$818	$801	$3,814
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
The following table summarizes expected contractual maturities of the investors’ interests in securitized financings, excluding debt premiums, discounts and issuance costs at March 31, 2025.

($ in millions)	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years	Total
Scheduled maturities of borrowings—owed to securitization investors:
SYNCT	$550	$1,100	$—	$—	$1,650
SFT	—	1,275	—	—	1,275
SYNIT(1)	1,675	4,000	—	—	5,675
Total borrowings—owed to securitization investors	$2,225	$6,375	$—	$—	$8,600
______________________
(1)Excludes any subordinated classes of SYNIT notes that we owned at March 31, 2025.

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
The following table summarizes for each of our trusts the three-month rolling average excess spread at March 31, 2025.

	Note Principal Balance ($ in millions)	# of Series Outstanding	Three-Month Rolling Average Excess Spread(1)
SYNCT	$1,650	3	~ 15.3% to 15.9%
SFT	$1,275	5	12.8%
SYNIT	$5,675	1	15.2%
______________________
(1)Represents the excess spread (generally calculated as interest income collected from the applicable pool of loan receivables less applicable net charge-offs, interest expense and servicing costs, divided by the aggregate principal amount of loan receivables in the applicable pool) for SFT or, in the case of SYNCT, a range of the excess spreads relating to the particular series issued within such trust or, in the case of SYNIT, the excess spread relating to the one outstanding series issued within such trust, in all cases omitting any series that have not been outstanding for at least three full monthly periods and calculated in accordance with the applicable trust or series documentation, for the three securitization monthly periods ended March 31, 2025.

Senior and Subordinated Unsecured Notes
The following table provides a summary of our outstanding senior and subordinated unsecured notes at March 31, 2025, which includes $800 million of senior unsecured notes issued by Synchrony Financial in March 2025.

Issuance Date	Interest Rate(1)	Maturity	Principal Amount Outstanding(2)
($ in millions)
Fixed rate senior unsecured notes:
Synchrony Financial
July 2015	4.500%	July 2025	1,000
August 2016	3.700%	August 2026	500
December 2017	3.950%	December 2027	1,000
March 2019	5.150%	March 2029	650
October 2021	2.875%	October 2031	750
June 2022	4.875%	June 2025	750
Synchrony Bank
August 2022	5.400%	August 2025	900
August 2022	5.625%	August 2027	600

Fixed to floating rate senior unsecured notes:
Synchrony Financial
August 2024	5.935%(3)	August 2030	750
March 2025	5.450%(4)	March 2031	800

Fixed rate subordinated unsecured notes:
Synchrony Financial
February 2023	7.250%	February 2033	750
Total fixed rate and fixed to floating rate senior and subordinated unsecured notes			$8,450
______________________
(1)Weighted average interest rate of all senior and subordinated unsecured notes at March 31, 2025 was 4.96%.
(2)The amounts shown exclude unamortized debt discounts, premiums and issuance costs.
(3)Interest rate fixed through August 1, 2029; resets August 2, 2029 to floating rate based on compounded Secured Overnight Financing Rate ("SOFR") plus 213 basis points.
(4)Interest rate fixed through March 6, 2030; resets March 7, 2030 to floating rate based on compounded Secured Overnight Financing Rate ("SOFR") plus 168 basis points.
Short-Term Borrowings
Except as described above, there were no material short-term borrowings for the periods presented.
Covenants
The indentures pursuant to which our senior and subordinated unsecured notes have been issued include various covenants. If we do not satisfy any of these covenants, the maturity of amounts outstanding thereunder may be accelerated and become payable. We were in compliance with all of these covenants at March 31, 2025.
At March 31, 2025, we were not in default under any of our credit facilities.

Credit Ratings
Our borrowing costs and capacity in certain funding markets, including securitizations and senior and subordinated debt, may be affected by the credit ratings of the Company, the Bank and the ratings of our asset-backed securities.
The table below reflects our current credit ratings and outlooks:

	S&P	Fitch Ratings
Synchrony Financial
Senior unsecured debt	BBB-	BBB
Subordinated unsecured debt	BB+	BBB-
Preferred stock	BB-	BB-
Outlook for Synchrony Financial	Stable	Stable
Synchrony Bank
Senior unsecured debt	BBB	BBB
Outlook for Synchrony Bank	Stable	Stable
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
We maintain a liquidity portfolio, which at March 31, 2025 had $23.8 billion of liquid assets, primarily consisting of cash and equivalents, less cash in transit which is not considered to be liquid, compared to $17.2 billion of liquid assets at December 31, 2024. The increase in liquid assets was primarily due to deposit growth, issuance of both senior unsecured debt and securitized debt, as well as the seasonality of our business. We believe our liquidity position at March 31, 2025 remains strong as we continue to operate in a period of uncertain economic conditions and we will continue to closely monitor our liquidity as economic conditions change.
As a general matter, investments included in our liquidity portfolio are expected to be highly liquid, giving us the ability to readily convert them to cash. The level and composition of our liquidity portfolio may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.
We also have access to several additional sources of liquidity beyond our liquidity portfolio. At March 31, 2025, we had an aggregate of $11.5 billion of available borrowing capacity through the Federal Reserve’s discount window. In addition, we had $2.6 billion of undrawn capacity on our securitized financings, subject to customary borrowing conditions, from private lenders under our securitization programs, of which $2.1 billion was committed and $450 million was uncommitted, as well as $500 million of undrawn committed capacity under our unsecured revolving credit facility with private lenders. We also have other unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.

We rely significantly on dividends and other distributions and payments from the Bank for liquidity; however, bank regulations, contractual restrictions and other factors limit the amount of dividends and other distributions and payments that the Bank may pay to us. For a discussion of regulatory restrictions related to the Bank’s ability to pay dividends, see “Regulation—Risk Factors Relating to Regulation—We are subject to restrictions that limit our ability to pay dividends and repurchase our common stock; the Bank is subject to restrictions that limit its ability to pay dividends to us, which could limit our ability to pay dividends, repurchase our common stock or make payments on our indebtedness,” “Regulation—Regulation Relating to Our Business—Savings Association Regulation—Dividends and Stock Repurchases” and —Liquidity," and Regulation—Savings and Loan Holding Company Regulation—Liquidity" in our 2024 Form 10-K.
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
We are subject to the Federal Reserve Board's formal capital plan submission requirements and submitted our 2025 capital plan to the Federal Reserve Board. We are also now subject to supervisory stress tests on a biennial basis, in even calendar years, and currently expect that the 2026 supervisory stress test is the first stress test in which we will be required to participate.
Dividend and Share Repurchases

Common Stock Cash Dividends Declared	Month of Payment	Amount per Common Share	Amount
Three months ended ($ in millions, except per share data)
March 31, 2025	February 2025	$0.25	$97
Total dividends declared		$0.25	$97

		Series A		Series B
Preferred Stock Cash Dividends Declared	Month of Payment	Amount per Preferred Share	Amount	Amount per Preferred Share	Amount
Three months ended ($ in millions, except per share data)
March 31, 2025	February 2025	$14.06	$11	$20.63	$10
Total dividends declared		$14.06	$11	$20.63	$10
The declaration and payment of future dividends to holders of our common and preferred stock will be at the discretion of the Board and will depend on many factors. For a discussion of regulatory and other restrictions on our ability to pay dividends and repurchase stock, see “Regulation—Risk Factors Relating to Regulation—We are subject to restrictions that limit our ability to pay dividends and repurchase our common stock; the Bank is subject to restrictions that limit its ability to pay dividends to us, which could limit our ability to pay dividends, repurchase our common stock or make payments on our indebtedness” in our 2024 Form 10-K.

Common Shares Repurchased Under Publicly Announced Programs	Total Number of Shares Purchased	Dollar Value of Shares Purchased
Three months ended ($ and shares in millions)
March 31, 2025	9.8	$600
Total	9.8	$600

During the three months ended March 31, 2025, we repurchased $600 million of common stock as part of our share repurchase program. At March 31, 2025, we completed our prior share repurchase program, and in April 2025, we announced that the Board of Directors approved an incremental share repurchase program of up to $2.5 billion through June 30, 2026 (the "2025 plan"). Repurchases under this program are subject to market conditions and other factors, including legal and regulatory restrictions and required approvals, if any. Following this approval, the total amount of share repurchase authorization through June 30, 2026 is now $2.5 billion.
Regulatory Capital Requirements - Synchrony Financial
As a savings and loan holding company, we are required to maintain minimum capital ratios, under the applicable U.S. Basel III capital rules. For more information, see “Regulation—Savings and Loan Holding Company Regulation” in our 2024 Form 10-K.
For Synchrony Financial to be a well-capitalized savings and loan holding company, Synchrony Bank must be well-capitalized and Synchrony Financial must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. At March 31, 2025, Synchrony Financial met all the requirements to be deemed well-capitalized.
The following table sets forth the composition of our capital ratios for the Company calculated under the Basel III Standardized Approach rules at March 31, 2025 and December 31, 2024, respectively.

	Basel III
	At March 31, 2025		At December 31, 2024
($ in millions)	Amount	Ratio(1)	Amount	Ratio(1)
Total risk-based capital	$16,798	16.5%	$17,407	16.5%
Tier 1 risk-based capital	$14,668	14.4%	$15,239	14.5%
Tier 1 leverage	$14,668	12.4%	$15,239	12.9%
Common equity Tier 1 capital	$13,446	13.2%	$14,017	13.3%
Risk-weighted assets	$101,625		$105,417
______________________
(1)Tier 1 leverage ratio represents total Tier 1 capital as a percentage of total average assets, after certain adjustments. All other ratios presented above represent the applicable capital measure as a percentage of risk-weighted assets.
The Company elected to adopt the option provided by the interim final rule issued by joint federal bank regulatory agencies, which largely delayed the effects of CECL on our regulatory capital. The effects were phased-in over a three-year transitional period through 2024, collectively the “CECL regulatory capital transition adjustment”. The effects of CECL on our regulatory capital are now fully phased-in at March 31, 2025. For more information, see “Capital—Regulatory Capital Requirements - Synchrony Financial” in our 2024 Form 10-K.
Capital amounts and ratios in the above table reflect the applicable CECL regulatory capital transition adjustment at December 31, 2024. The decrease in our common equity Tier 1 capital ratio compared to December 31, 2024 was primarily due to the final phase-in of the CECL regulatory capital transition adjustment, partially offset by a reduction in risk-weighted assets related to the decrease in loan receivables during the three months ended March 31, 2025.

Regulatory Capital Requirements - Synchrony Bank
At March 31, 2025 and December 31, 2024, the Bank met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. The following table sets forth the composition of the Bank’s capital ratios calculated under the Basel III Standardized Approach rules at March 31, 2025 and December 31, 2024, and also reflects the applicable CECL regulatory capital transition adjustment at December 31, 2024.

	At March 31, 2025		At December 31, 2024		Minimum to be Well-Capitalized under Prompt Corrective Action Provisions
($ in millions)	Amount	Ratio	Amount	Ratio	Ratio
Total risk-based capital	$15,627	16.2%	$15,916	15.8%	10.0%
Tier 1 risk-based capital	$13,554	14.0%	$13,805	13.7%	8.0%
Tier 1 leverage	$13,554	12.0%	$13,805	12.4%	5.0%
Common equity Tier 1 capital	$13,554	14.0%	$13,805	13.7%	6.5%
Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a material adverse effect on our business, results of operations and financial condition. See “Regulation—Risk Factors Relating to Regulation—Failure by Synchrony and the Bank to meet applicable capital adequacy and liquidity requirements could have a material adverse effect on us” in our 2024 Form 10-K.
Off-Balance Sheet Arrangements and Unfunded Lending Commitments
____________________________________________________________________________________________
We do not have any material off-balance sheet arrangements, including guarantees of third-party obligations. Guarantees are contracts or indemnification agreements that contingently require us to make a guaranteed payment or perform an obligation to a third-party based on certain trigger events. At March 31, 2025, we had not recorded any contingent liabilities in our Condensed Consolidated Statements of Financial Position related to any guarantees. See Note 6 - Variable Interest Entities to our condensed consolidated financial statements for more information on our investment commitments for unconsolidated variable interest entities.
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

Critical Accounting Estimates
____________________________________________________________________________________________
In preparing our condensed consolidated financial statements, we have identified certain accounting estimates and assumptions that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. The critical accounting estimates we have identified relate to allowance for credit losses and fair value measurements. These estimates reflect our best judgment about current, and for some estimates future, economic and market conditions and their effects based on information available as of the date of these financial statements. If these conditions change from those expected, it is reasonably possible that these judgments and estimates could change, which may result in incremental losses on loan receivables, or material changes to our Condensed Consolidated Statements of Financial Position, among other effects. See below and “Management's Discussion and Analysis—Critical Accounting Estimates” in our 2024 Form 10-K, for a detailed discussion of these critical accounting estimates.

Allowance for Credit Losses
Change in methodology for Allowance for Credit Losses
At March 31, 2025, our Allowance for Credit Losses reflects changes we made during the three months ended March 31, 2025 to our methodology related to the modeling of loss projections attributable to existing loan balances and the reversion to historical mean. Our updated loss forecasting methodology utilizes a statistical, account-level model that analyzes probability of default and exposure at default for our loan receivables, as compared to our prior methodology which utilized an enhanced migration analysis to estimate credit losses. Our reversion methodology, which continues to be applied over a 6-month period, also changed from the prior weighted approach used since the adoption of CECL to apply a straight-line methodology. These changes in methodology were made prospectively to enhance our expected credit loss estimation capabilities and did not have a material effect on our Allowance for Credit Losses at March 31, 2025.
For periods presented prior to March 31, 2025, the Allowance for Credit Losses reflects the methodology utilized prior to these changes. See our 2024 Form 10-K for additional information on the prior methodology for our Allowance for Credit Losses, and see below for additional information on the updated methodology reflected in the Allowance for Credit Losses at March 31, 2025.
Allowance for Credit Losses
Losses on loan receivables are estimated and recognized upon origination of the loan, based on expected credit losses for the life of the loan balance as of the period end date. Expected credit loss estimates involve modeling loss projections attributable to existing loan balances, considering historical experience, current conditions and future expectations for pools of loans with similar risk characteristics over the reasonable and supportable forecast period and considers historical loss information beyond the reasonable and supportable period.
We use a probability of default and exposure at default model to estimate the expected loan loss, which considers uncollectible principal, interest and fees reflected in the loan receivables, segmented into pools of loans with similar risk characteristics, such as retailer, performance and credit attributes, as well as individual credit characteristics for each account. Our probability of default estimates the likelihood an account will be written off and the exposure at default estimates the balance of an account at the time of write-off. The model considers a macroeconomic forecast, with unemployment and certain income measures as primary variables. We also perform a qualitative assessment in addition to model estimates and apply qualitative adjustments as necessary.
We evaluate our Allowance for Credit Losses quarterly. Our estimation process includes analysis of historical data, and there is a significant amount of judgment applied in selecting inputs and analyzing the results produced by the model to determine the Allowance for Credit Losses. Other data utilized in our estimate of expected losses, includes past performance, changes in underwriting policies, bankruptcy activity such as filings, loan volumes and amounts. We also evaluate portfolio risk management techniques applied to various accounts, historical behavior of different account vintages, account seasoning, economic conditions, recent trends in delinquencies and net charge-offs, account collection management including the impact of modifications made to borrowers experiencing financial difficulty, forecasting uncertainties, expectations about the future, and a qualitative assessment of the adequacy of the allowance for credit losses. Additionally, the estimate of expected credit losses includes expected recoveries of amounts previously charged-off and expected to be charged-off.
Key factors that impact the accuracy of our historical loss forecast estimates include the models and methodology utilized, credit strategy and trends, and consideration of material changes in our loan portfolio such as changes in growth and portfolio mix.

Our credit card loan receivables generally do not have a stated life. The life of a credit card loan receivable is dependent upon the allocation of payments received, as well as a variety of other factors, including the principal balance, promotional terms, interest charges and fees and overall consumer credit profile and usage pattern. We determine the expected credit losses for credit card loan receivables as of the measurement date by using an estimated probability of default and exposure at default model, and other historical analyses, which considers the payments attributable to the measurement date balance. To do so, we utilize an approach which considers total expected future payments and applies appropriate allocations to reduce those payments in order to estimate losses pertaining to measurement date loan receivables. Based on our payments analyses, we also ensure that expected future payments from an account do not exceed the measurement date balance.
The reasonable and supportable forecast period is determined primarily based upon an assessment of the current economic outlook, including our ability to use available data to accurately forecast losses over time. The reasonable and supportable forecast period used in our estimate of credit losses at March 31, 2025 was 12 months, consistent with the forecast period utilized since adoption of CECL. The Company reassesses the reasonable and supportable forecast period on a quarterly basis. Beyond the reasonable and supportable forecast period, we revert to historical loss information at the loan receivables segment level over a 6-month period on a straight-line basis and utilize historical loss information thereafter for the remaining life of the portfolio. The historical loss information is derived from a combination of recessionary and non-recessionary performance periods, weighted by the estimated time span of each period. Similar to the reasonable and supportable forecast period, we also reassess the reversion period and historical mean on a quarterly basis, considering any required adjustments for differences in underwriting standards, portfolio mix, and other relevant data shifts over time. The reversion period, similar to the reasonable and supportable forecast period, may change in the future depending on multiple factors such as forecasting methods, portfolio changes, and macroeconomic environment.
Further, when experience is not available for new portfolios, while we accumulate experience, we may utilize our experience with the most closely analogous products and segments in our portfolio. The underlying assumptions, estimates and assessments we use to provide for losses are updated periodically to reflect our view of current and forecasted conditions and are subject to the regulatory examination process, which can result in changes to our assumptions. Changes in such estimates can significantly affect the allowance and provision for credit losses. It is possible that we will experience credit losses that are different from our current estimates.

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
On March 5, 2024, the CFPB released a final rule amending its regulations that implement the Truth in Lending Act to lower the safe harbor dollar amount for credit card late fees from the prior $30 (adjusted to $41 for each subsequent late payment within the next six billing cycles) to $8 and to eliminate the automatic annual inflation adjustment to such safe harbor dollar amount. The final rule had an original effective date of May 14, 2024. Industry organizations challenged the final rule in court, and on May 10, 2024, the United States District Court for the Northern District of Texas granted an injunction and stay of the final rule. On April 14, 2025, the CFPB filed a joint motion with the plaintiff industry organizations in the litigation asking the court to vacate the final rule and dismiss the case. On April 15, 2025, the court granted this motion. As such, the final rule has been vacated.
On October 24, 2023, the Federal Reserve, FDIC, and OCC issued a final rule revising their framework for evaluating banks’ records of community reinvestment under the Community Reinvestment Act (“CRA”). On March 28, 2025, these bank regulatory agencies announced their intent to issue a proposal to rescind the October 2023 final rule and reinstate the CRA framework that existed prior to the October 2023 final rule. The Bank received a rating of “Outstanding” in its most recent performance evaluation, which was conducted using the CRA framework that existed prior to the October 2023 final rule.
See “Regulation—Regulation Relating to Our Business” in our 2024 Form 10-K for additional information on regulations that apply to us, and “—Capital” above, for discussion of the impact of regulations and supervision on our capital and liquidity, including our ability to pay dividends and repurchase stock.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________________________________________________

ITEM 1. FINANCIAL STATEMENTS
Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
____________________________________________________________________________________________

	Three months ended March 31,
($ in millions, except per share data)	2025	2024
Interest income:
Interest and fees on loans (Note 5)	$5,312	$5,293
Interest on cash and debt securities	238	275
Total interest income	5,550	5,568
Interest expense:
Interest on deposits	882	954
Interest on borrowings of consolidated securitization entities	104	105
Interest on senior and subordinated unsecured notes	100	104
Total interest expense	1,086	1,163
Net interest income	4,464	4,405
Retailer share arrangements	(895)	(764)
Provision for credit losses (Note 5)	1,491	1,884
Net interest income, after retailer share arrangements and provision for credit losses	2,078	1,757
Other income:
Interchange revenue	238	241
Protection product revenue	147	141
Loyalty programs	(311)	(319)
Other (Note 3)	75	1,094
Total other income	149	1,157
Other expense:
Employee costs	506	496
Professional fees	217	220
Marketing and business development	116	125
Information processing	219	186
Other	185	179
Total other expense	1,243	1,206
Earnings before provision for income taxes	984	1,708
Provision for income taxes (Note 13)	227	415
Net earnings	$757	$1,293
Net earnings available to common stockholders	$736	$1,282

Earnings per share (Note 12)
Basic	$1.91	$3.17
Diluted	$1.89	$3.14

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
____________________________________________________________________________________________

	Three months ended March 31,
($ in millions)	2025	2024

Net earnings	$757	$1,293

Other comprehensive income (loss)
Debt securities	8	(1)
Currency translation adjustments	(1)	—
Employee benefit plans	(1)	—
Other comprehensive income (loss)	6	(1)

Comprehensive income	$763	$1,292
Amounts presented net of taxes.

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Financial Position (Unaudited)
____________________________________________________________________________________________

($ in millions)	At March 31, 2025	At December 31, 2024
Assets
Cash and equivalents	$21,629	$14,711
Debt securities (Note 4)	2,724	3,079
Loan receivables: (Notes 5 and 6)
Unsecuritized loans held for investment	79,186	83,382
Restricted loans of consolidated securitization entities	20,422	21,339
Total loan receivables	99,608	104,721
Less: Allowance for credit losses	(10,828)	(10,929)
Loan receivables, net	88,780	93,792
Goodwill	1,274	1,274
Intangible assets, net (Note 7)	847	854
Other assets	6,772	5,753
Total assets	$122,026	$119,463

Liabilities and Equity
Deposits: (Note 8)
Interest-bearing deposit accounts	$83,030	$81,664
Non-interest-bearing deposit accounts	405	398
Total deposits	83,435	82,062
Borrowings: (Notes 6 and 9)
Borrowings of consolidated securitization entities	8,591	7,842
Senior and subordinated unsecured notes	8,418	7,620
Total borrowings	17,009	15,462
Accrued expenses and other liabilities	5,001	5,359
Total liabilities	$105,445	$102,883

Equity:
Preferred stock, par share value $0.001 per share; 1,250,000 and 1,250,000 shares authorized at March 31, 2025 and December 31, 2024, respectively; 1,250,000 and 1,250,000 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively, and aggregate liquidation preference of $1,250 at March 31, 2025 and $1,250 at December 31, 2024	$1,222	$1,222
Common Stock, par share value $0.001 per share; 4,000,000,000 shares authorized; 833,984,684 shares issued at both March 31, 2025 and December 31, 2024; 380,537,087 and 388,261,077 shares outstanding at March 31, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	9,804	9,853
Retained earnings	22,209	21,635
Accumulated other comprehensive income (loss):
Debt securities	(15)	(23)
Currency translation adjustments	(45)	(44)
Employee benefit plans	7	8
Treasury stock, at cost; 453,447,597 and 445,723,607 shares at March 31, 2025 and December 31, 2024, respectively	(16,602)	(16,072)
Total equity	16,581	16,580
Total liabilities and equity	$122,026	$119,463
See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
____________________________________________________________________________________________

	Preferred Stock		Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2024	750	$734	833,985	$1	$9,775	$18,662	$(68)	$(15,201)	$13,903
Net earnings			—	—	—	1,293	—	—	1,293
Other comprehensive income	—	—	—	—	—	—	(1)	—	(1)
Issuance of preferred stock	500	488	—	—	—	—	—		488
Purchases of treasury stock	—	—	—	—	—	—	—	(300)	(300)
Stock-based compensation	—	—	—	—	(7)	(52)	—	71	12
Dividends - Series A preferred stock ($14.06 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividends - common stock ($0.25 per share)	—	—	—	—	—	(102)	—	—	(102)
Balance at March 31, 2024	1,250	$1,222	833,985	$1	$9,768	$19,790	$(69)	$(15,430)	$15,282

	Preferred Stock		Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2025	1,250	$1,222	833,985	$1	$9,853	$21,635	$(59)	$(16,072)	$16,580
Net earnings	—	—	—	—	—	757	—	—	757
Other comprehensive income	—	—	—	—	—	—	6	—	6
Purchases of treasury stock	—	—	—	—	—	—	—	(605)	(605)
Stock-based compensation	—	—	—	—	(49)	(65)	—	75	(39)
Dividends - Series A preferred stock ($14.06 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividends - Series B preferred stock ($20.63 per share)	—	—	—	—	—	(10)	—	—	(10)
Dividends - common stock ($0.25 per share)	—	—	—	—	—	(97)	—	—	(97)
Balance at March 31, 2025	1,250	$1,222	833,985	$1	$9,804	$22,209	$(53)	$(16,602)	$16,581

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
____________________________________________________________________________________________

	Three months ended March 31,
($ in millions)	2025	2024
Cash flows - operating activities
Net earnings	$757	$1,293
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for credit losses	1,491	1,884
Deferred income taxes	54	27
Depreciation and amortization	125	119
Gain on sale of business	—	(1,069)
All other operating activities	128	155
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions
(Increase) decrease in interest and fees receivable	(33)	(2)
(Increase) decrease in other assets	1	45
Increase (decrease) in accrued expenses and other liabilities	(323)	(204)
Cash provided from (used for) operating activities	2,200	2,248

Cash flows - investing activities
Maturity and sales of debt securities	855	982
Purchases of debt securities	(480)	(163)
Acquisitions, net of cash acquired	—	(1,935)
Proceeds from sale of business, net of cash and restricted cash sold	—	491
Net (increase) decrease in loan receivables, including held for sale	3,428	1,504
All other investing activities	(200)	(81)
Cash provided from (used for) investing activities	3,603	798

Cash flows - financing activities
Borrowings of consolidated securitization entities
Proceeds from issuance of securitized debt	747	747
Maturities and repayment of securitized debt	—	—
Senior and subordinated unsecured notes
Proceeds from issuance of senior and subordinated unsecured notes	796	—
Maturities and repayment of senior and subordinated unsecured notes	—	(600)
Proceeds from issuance of preferred stock	—	488
Dividends paid on preferred stock	(21)	(11)
Net increase (decrease) in deposits	1,370	2,396
Purchases of treasury stock	(605)	(300)
Dividends paid on common stock	(97)	(102)
All other financing activities	(71)	(14)
Cash provided from (used for) financing activities	2,119	2,604

Increase (decrease) in cash and equivalents, including restricted amounts	7,922	5,650
Cash and equivalents, including restricted amounts, at beginning of period	14,755	14,421
Cash and equivalents at end of period:
Cash and equivalents	21,629	20,021
Restricted cash and equivalents included in other assets	1,048	50
Total cash and equivalents, including restricted amounts, at end of period	$22,677	$20,071
See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
____________________________________________________________________________________________
NOTE 1.    BUSINESS DESCRIPTION
Synchrony Financial (the “Company”) provides a range of credit products through financing programs it has established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers. We primarily offer private label, Dual Card, co-brand and general purpose credit cards, as well as short- and long-term installment loans, and savings products insured by the Federal Deposit Insurance Corporation (“FDIC”) through Synchrony Bank (the “Bank”). We conduct our operations through a single business segment. See Note 14. Segment Reporting for additional information.
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

Interim Period Presentation
The condensed consolidated financial statements and notes thereto are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed consolidated financial statements should not be considered as necessarily indicative of results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with our 2024 annual consolidated financial statements and the related notes in our Annual Report on Form 10-K for the year ended December 31, 2024 (our "2024 Form 10-K").
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
Allowance for Credit Losses
Changes in methodology for Allowance for Credit Losses
At March 31, 2025, our Allowance for Credit Losses reflects changes we made during the three months ended March 31, 2025 to our methodology related to the modeling of loss projections attributable to existing loan balances and the reversion to historical mean. Our updated loss forecasting methodology utilizes a statistical, account-level model that analyzes probability of default and exposure at default for our loan receivables, as compared to our prior methodology which utilized an enhanced migration analysis to estimate credit losses. Our reversion methodology, which continues to be applied over a 6-month period, also changed from the prior weighted approach used since the adoption of CECL to apply a straight-line methodology. These changes in methodology were made prospectively to enhance our expected credit loss estimation capabilities and did not have a material effect on our Allowance for Credit Losses at March 31, 2025.
For periods presented prior to March 31, 2025, the Allowance for Credit Losses reflects the methodology utilized prior to these changes. See 2024 Form 10-K for additional information on the prior methodology for our Allowance for Credit Losses, and see below for additional information on the updated methodology reflected in the Allowance for Credit Losses at March 31, 2025.
Losses on loan receivables are estimated and recognized upon origination of the loan, based on expected credit losses for the life of the loan balance as of the period end date. Expected credit loss estimates involve modeling loss projections attributable to existing loan balances, considering historical experience, current conditions and future expectations for pools of loans with similar risk characteristics over the reasonable and supportable forecast period and considers historical loss information beyond the reasonable and supportable period.
We use a probability of default and exposure at default model to estimate the expected loan loss, which considers uncollectible principal, interest and fees reflected in the loan receivables, segmented into pools of loans with similar risk characteristics, such as retailer, performance and credit attributes, as well as individual credit characteristics for each account. The model considers a macroeconomic forecast, with unemployment and certain income measures as primary variables. We also perform a qualitative assessment in addition to model estimates and apply qualitative adjustments as necessary.

We evaluate our Allowance for Credit Losses quarterly. Our estimation process includes analysis of historical data, and there is a significant amount of judgment applied in selecting inputs and analyzing the results produced by the model to determine the Allowance for Credit Losses. Other data utilized in our estimate of expected losses, includes past performance, changes in underwriting policies, bankruptcy activity such as filings and loan volumes and amounts. We also evaluate portfolio risk management techniques applied to various accounts, historical behavior of different account vintages, account seasoning, economic conditions, recent trends in delinquencies and net charge-offs, account collection management including the impact of modifications made to borrowers experiencing financial difficulties, forecasting uncertainties, expectations about the future and a qualitative assessment of the adequacy of the allowance for credit losses. Additionally, the estimate of expected credit losses includes expected recoveries of amounts previously charged-off and expected to be charged-off.
Our credit card loan receivables generally do not have a stated life. The life of a credit card loan receivable is dependent upon the allocation of payments received, as well as a variety of other factors, including the principal balance, promotional terms, interest charges and fees and overall consumer credit profile and usage pattern. We determine the expected credit losses for credit card loan receivables as of the measurement date by using an estimated probability of default and exposure at default model, and other historical analyses, which considers the payments attributable to the measurement date balance. To do so, we utilize an approach which considers total expected future payments and applies appropriate allocations to reduce those payments in order to estimate losses pertaining to measurement date loan receivables. Based on our payments analyses, we also ensure that expected future payments from an account do not exceed the measurement date balance.
The reasonable and supportable forecast period is determined primarily based upon an assessment of the current economic outlook, including our ability to use available data to accurately forecast losses over time. The reasonable and supportable forecast period used in our estimate of credit losses at March 31, 2025 was 12 months, consistent with the forecast period utilized since adoption of CECL. The Company reassesses the reasonable and supportable forecast period on a quarterly basis. Beyond the reasonable and supportable forecast period, we revert to historical loss information at the loan receivables segment level over a 6-month period on a straight-line basis, and utilize historical loss information thereafter for the remaining life of the portfolio. The historical loss information is derived from a combination of recessionary and non-recessionary performance periods, weighted by the estimated time span of each period. Similar to the reasonable and supportable forecast period, we also reassess the reversion period and historical mean on a quarterly basis, considering any required adjustments for differences in underwriting standards, portfolio mix, and other relevant data shifts over time.
The underlying assumptions, estimates and assessments we use to provide for losses are updated periodically to reflect our view of current and forecasted conditions, and are subject to the regulatory examination process, which can result in changes to our assumptions. Changes in such estimates can significantly affect the allowance and provision for credit losses. It is possible that we will experience credit losses that are different from our current estimates. Consistent with our other assumptions, we also review segmentation to determine whether the segmentation pools remain relevant as risk characteristics change.
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
See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our 2024 annual consolidated financial statements in our 2024 Form 10-K, for additional information on our other significant accounting policies.

NOTE 3.    ACQUISITIONS AND DISPOSITIONS
Ally Lending
On March 1, 2024, we acquired Ally Financial Inc.'s point of sale financing business, ("Ally Lending") for cash consideration of $2.0 billion. This acquisition deepened our presence and reach in the home improvement and health and wellness sectors, including high-growth specialty areas such as roofing, HVAC, and windows, as well as in cosmetic, audiology, and dentistry. The acquisition primarily included loan receivables with an unpaid principal balance of $2.2 billion.
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
See Note 3. Acquisitions and Dispositions to our 2024 annual consolidated financial statements in our 2024 Form 10-K, for additional information on both the Ally Lending and Pets Best transactions completed in the prior year.
NOTE 4.    DEBT SECURITIES
All of our debt securities are classified as available-for-sale and are held to meet our liquidity objectives or to comply with the Community Reinvestment Act (“CRA”). Our debt securities consist of the following:

	March 31, 2025				December 31, 2024
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
($ in millions)	cost	gains	losses	fair value	cost	gains	losses	fair value
U.S. government and federal agency	$1,500	$7	$—	$1,507	$1,841	$3	$—	$1,844
State and municipal	16	—	—	16	17	—	(1)	16
Residential mortgage-backed(a)	326	—	(29)	297	324	—	(35)	289
Asset-backed(b)	892	4	—	896	919	4	(1)	922
Other	8	—	—	8	8	—	—	8
Total(c)	$2,742	$11	$(29)	$2,724	$3,109	$7	$(37)	$3,079
_______________________
(a)    All of our residential mortgage-backed securities have been issued by government-sponsored entities and are collateralized by U.S. mortgages.
(b)    Our asset-backed securities are collateralized by credit card and auto loans.
(c)    At March 31, 2025 and December 31, 2024, the estimated fair value of debt securities pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve discount window advances was $563 million and $551 million, respectively.

The following table presents the estimated fair values and gross unrealized losses of our available-for-sale debt securities:

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
($ in millions)	fair value	losses	fair value	losses
At March 31, 2025
U.S. government and federal agency	$199	$—	$—	$—
State and municipal	12	—	3	—
Residential mortgage-backed	9	—	268	(29)
Asset-backed	102	—	4	—
Other	—	—	—	—
Total(a)	$322	$—	$275	$(29)

At December 31, 2024
U.S. government and federal agency	$199	$—	$—	$—
State and municipal	12	(1)	3	—
Residential mortgage-backed	5	—	279	(35)
Asset-backed	79	(1)	4	—
Other	—	—	—	—
Total(a)	$295	$(2)	$286	$(35)
______________________
(a)Consists of 226 and 224 securities in gross unrealized loss positions at March 31, 2025 and December 31, 2024, respectively.
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

Contractual Maturities of Investments in Available-for-Sale Debt Securities

At March 31, 2025 ($ in millions)	Due within 1 year	Due after 1 year through 5 years	Due after 5 years through 10 years	Due after 10 years	Total

U.S. government and federal agency	$950	$557	$—	$—	$1,507
State and municipal	—	3	3	10	16
Residential mortgage-backed	—	14	117	166	297
Asset-backed	472	424	—	—	896
Other	—	8	—	—	8
Total estimated fair value	$1,422	$1,006	$120	$176	$2,724

Amortized cost	$1,418	$999	$127	$198	$2,742
Weighted average yield(a)	4.8%	4.5%	1.8%	2.6%	4.4%
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
There were no material realized gains or losses recognized for the three months ended March 31, 2025 and 2024.
Although we generally do not have the intent to sell any specific securities held at March 31, 2025, in the ordinary course of managing our debt securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield, liquidity requirements and funding obligations.
NOTE 5.    LOAN RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

($ in millions)	March 31, 2025	December 31, 2024
Credit cards	$91,909	$96,818
Consumer installment loans	5,736	5,971
Commercial credit products	1,859	1,826
Other	104	106
Total loan receivables, before allowance for credit losses(a)(b)(c)	$99,608	$104,721
_______________________
(a)Total loan receivables include $20.4 billion and $21.3 billion of restricted loans of consolidated securitization entities at March 31, 2025 and December 31, 2024, respectively. See Note 6. Variable Interest Entities for further information.
(b)At March 31, 2025 and December 31, 2024, loan receivables included deferred costs, net of purchase discounts and deferred income of $(189) million and $(212) million, respectively.
(c)At March 31, 2025 and December 31, 2024, $20.5 billion and $20.7 billion, respectively, of loan receivables were pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve discount window advances.

Allowance for Credit Losses(a)

($ in millions)	Balance at January 1, 2025	Provision charged to operations(b)	Gross charge-offs	Recoveries	Other	Balance at March 31, 2025
Credit cards	$10,259	$1,336	$(1,822)	$360	$—	$10,133
Consumer installment loans	542	135	(110)	17	—	584
Commercial credit products	127	16	(35)	2	—	110
Other	1	—	—	—	—	1
Total	$10,929	$1,487	$(1,967)	$379	$—	$10,828

($ in millions)	Balance at January 1, 2024	Provision charged to operations(b)	Gross charge-offs	Recoveries	Other(c)	Balance at March 31, 2024
Credit cards	$10,156	$1,508	$(1,761)	$291	$—	$10,194
Consumer installment loans	279	345	(90)	8	39	581
Commercial credit products	131	29	(35)	2	—	127
Other	5	(2)	—	—	—	3
Total	$10,571	$1,880	$(1,886)	$301	$39	$10,905

_______________________
(a)Excluded from the table above are allowance for credit losses for loan receivables acquired and immediately written off within the period presented.
(b)Provision for credit losses in our Condensed Consolidated Statements of Earnings also includes amounts associated with off-balance sheet credit exposures recorded in Accrued expenses and other liabilities in the Condensed Consolidated Statements of Financial Position.
(c)Primarily represents allowance for credit losses for purchased credit deteriorated assets.
The reasonable and supportable forecast period used in our estimate of credit losses at March 31, 2025 was 12 months, consistent with the forecast period utilized since the adoption of CECL. Beyond the reasonable and supportable forecast period, we revert to historical loss information at the loan receivables segment level over a 6-month period, and utilize historical loss information thereafter for the remaining life of the portfolio.
Losses on loan receivables, including those which are modified for borrowers experiencing financial difficulty, are estimated and recognized upon origination of the loan, based on expected credit losses for the life of the loan balance at March 31, 2025. Expected credit loss estimates are developed using both quantitative models and qualitative adjustments, and incorporates a macroeconomic forecast. The current and forecasted economic conditions at the balance sheet date are reflected in our current estimate of expected credit losses, which includes consideration of the decrease in both loan receivables and delinquent balances as a percentage of loan receivables, as compared to the prior year period, as well as expectations of the macroeconomic environment. Our allowance for credit losses decreased to $10.8 billion during the three months ended March 31, 2025, primarily reflecting these conditions. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies for additional information on our significant accounting policies related to our allowance for credit losses at March 31, 2025, and Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our 2024 annual consolidated financial statements within our 2024 Form 10-K, for additional information on our significant accounting policies related to our allowance for credit losses at December 31, 2024.

Delinquent and Non-accrual Loans
The following table provides information on our delinquent and non-accrual loans:

At March 31, 2025 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing
Credit cards	$2,051	$2,210	$4,261	$2,210	$—
Consumer installment loans	121	32	153	—	32
Commercial credit products	48	43	91	43	—
Total delinquent loans	$2,220	$2,285	$4,505	$2,253	$32
Percentage of total loan receivables	2.2%	2.3%	4.5%	2.3%	—%

At December 31, 2024 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing
Credit cards	$2,229	$2,431	$4,660	$2,431	$—
Consumer installment loans	139	39	178	—	39
Commercial credit products	45	42	87	42	—
Total delinquent loans	$2,413	$2,512	$4,925	$2,473	$39
Percentage of total loan receivables	2.3%	2.4%	4.7%	2.4%	—%

Credit Quality Indicators
Our loan receivables portfolio includes both secured and unsecured loans. Secured loan receivables are largely comprised of consumer installment loans secured by equipment. Unsecured loan receivables are largely comprised of our open-ended consumer and commercial revolving credit card loans. As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, including delinquency information, as well as information from credit bureaus relating to the customer’s broader credit performance. We utilize VantageScore credit data and scores to assist in our assessment of credit quality. VantageScore credit data and scores are obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three credit score categories: (i) 651 or higher, which are considered the strongest credits; (ii) 591 to 650, considered moderate credit risk; and (iii) 590 or less, which are considered weaker credits. There are certain customer accounts, including for our commercial credit products, for which a VantageScore credit score may not be available where we use alternative sources to assess their credit quality and predict behavior. The following table provides the most recent VantageScore credit scores, or equivalent, available for our revolving credit card and commercial credit product customers at March 31, 2025, December 31, 2024 and March 31, 2024, respectively, as a percentage of each class of loan receivable. The table below excludes 0.3% of our total loan receivables balance for our credit cards and commercial credit products at each of March 31, 2025, December 31, 2024 and March 31, 2024, which represents those customer accounts for which a VantageScore credit score, or equivalent, is not available.

	March 31, 2025			December 31, 2024			March 31, 2024
	651 or	591 to	590 or	651 or	591 to	590 or	651 or	591 to	590 or
	higher	650	less	higher	650	less	higher	650	less
Credit cards	72%	19%	9%	73%	19%	8%	71%	20%	9%
Commercial credit products	83%	11%	6%	83%	7%	10%	86%	7%	7%
Consumer Installment Loans
Delinquency trends are the primary credit quality indicator for our consumer installment loans, which we use to monitor credit quality and risk within the portfolio. The tables below include information on our consumer installment loans by origination year.

Consumer Installment Loans by Origination Year

	By origination year
At March 31, 2025 ($ in millions)	2025	2024	2023	2022	2021	Prior	Total
Amortized cost basis	$527	$2,251	$1,555	$879	$364	$160	$5,736
30-89 days delinquent	$9	$45	$38	$17	$7	$5	$121
90 or more days delinquent	$2	$14	$11	$3	$1	$1	$32

	By origination year
At December 31, 2024 ($ in millions)	2024	2023	2022	2021	2020	Prior	Total
Amortized cost basis	$2,581	$1,761	$1,005	$424	$166	$34	$5,971
30-89 days delinquent	$47	$44	$30	$12	$5	$1	$139
90 or more days delinquent	$13	$13	$9	$3	$1	$—	$39

Gross Charge-offs for Consumer Installment Loans by Origination Year

	By origination year
For the three months ended ($ in millions)	2025	2024	2023	2022	2021	Prior	Total
March 31, 2025	$—	$37	$37	$25	$8	$3	$110
March 31, 2024	$—	$—	$47	$25	$12	$6	$90
Loan Modifications to Borrowers Experiencing Financial Difficulty
The following table provides information on our loan modifications made to borrowers experiencing financial difficulty during the periods presented, which do not include loans that are classified as loan receivables held for sale:

Three months ended March 31	2025		2024
($ in millions)	Amount(a)	% of Total Class of Loan Receivables	Amount	% of Total Class of Loan Receivables
Long-term modifications
Credit cards	$439	0.5%	$471	0.5%
Consumer installment loans	—	—%	—	—%
Commercial credit products	3	0.2%	2	0.1%
Short-term modifications
Credit cards	255	0.3%	247	0.3%
Consumer installment loans	—	—%	—	—%
Commercial credit products	1	—%	—	—%
Total	$698	0.7%	$720	0.7%

_______________________
(a)Represents balance at enrollment date. Long-term and short-term loan modifications made to borrowers for the three months ended March 31, 2025 had amortized cost balances at March 31, 2025 of $424 million and $153 million, respectively.
Financial Effects of Loan Modifications to Borrowers Experiencing Financial Difficulty
As part of our loan modifications to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. For long-term modifications made in the three months ended March 31, 2025 and 2024, the financial effect of these modifications reduced the weighted-average interest rates by 97% for all periods presented. For short-term modifications made in the three months ended March 31, 2025 and 2024, unpaid balances of $15 million for both periods, respectively, were forgiven related to borrowers who successfully exited the program. Additionally, beginning in late 2024, for borrowers that newly enroll in our short-term loan modification programs, we no longer charge interest and penalty fees during the term of the program and also typically waive accrued and unpaid interest and fees at the time of enrollment.
Performance of Loans Modified to Borrowers Experiencing Financial Difficulty
The following tables provide information on the performance of loans modified to borrowers experiencing financial difficulty which have been modified within the previous 12 months from the applicable balance sheet date and remained in a modification program at March 31, 2025 and 2024, respectively:

	Amortized cost basis
At March 31, 2025 ($ in millions)	Current	30-89 days delinquent	90 or more days delinquent	Total past due(a)
Long-term modifications
Credit cards	$997	$163	$131	$294
Consumer installment loans	—	—	—	—
Commercial credit products	4	1	1	2
Short-term modifications
Credit cards	65	40	48	88
Consumer installment loans	—	—	—	—
Commercial credit products	—	—	—	—
Total delinquent modified loans	$1,066	$204	$180	$384
Percentage of total loan receivables	1.1%	0.2%	0.2%	0.4%

	Amortized cost basis
At March 31, 2024 ($ in millions)	Current	30-89 days delinquent	90 or more days delinquent	Total past due(a)
Long-term modifications
Credit cards	$928	$175	$151	$326
Consumer installment loans	—	—	—	—
Commercial credit products	2	1	1	2
Short-term modifications
Credit cards	71	41	50	91
Consumer installment loans	—	—	—	—
Commercial credit products	—	—	—	—
Total delinquent modified loans	$1,001	$217	$202	$419
Percentage of total loan receivables	1.0%	0.2%	0.2%	0.4%
___________________
(a)    Once a loan has been modified, it only returns to current status if the borrower pays the total minimum payment due or if the loan is re-aged after three consecutive monthly program payments are received post the modification date.
Payment Defaults
The following table presents the type, number and amount of loans to borrowers experiencing financial difficulty that enrolled in a long-term modification program within the previous 12 months from the applicable balance sheet date, and experienced a payment default and charged-off during the period presented:

Three months ended March 31	2025		2024
($ in millions, accounts in thousands)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	40	$110	47	$118
Consumer installment loans	—	—	—	—
Commercial credit products	—	1	—	1
Total	40	$111	47	$119

Of the loans modified to borrowers experiencing financial difficulty that enrolled in a short-term modification program within the previous 12 months from the applicable balance sheet date, 60% and 51% had fully completed all required payments and successfully exited the program during the three months ended March 31, 2025 and 2024, respectively.
Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and by applying the same credit standards for all of our credit products. Unused credit card lines available to our customers totaled approximately $437 billion and $433 billion at March 31, 2025 and December 31, 2024, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.
Interest Income by Product
The following table provides additional information about our interest and fees on loans, including merchant discounts, from our loan receivables, including held for sale:

	Three months ended March 31,
($ in millions)	2025	2024
Credit cards(a)	$5,055	$5,096
Consumer installment loans	211	149
Commercial credit products	45	45
Other	1	3
Total(b)	$5,312	$5,293
_______________________
(a)Interest income on credit cards that was reversed related to accrued interest receivables written off was $646 million and $592 million for the three months ended March 31, 2025 and 2024, respectively.
(b)Deferred merchant discounts to be recognized in interest income at both March 31, 2025 and December 31, 2024, was $1.7 billion and $1.8 billion, respectively, which are included in Accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Position.

NOTE 6.    VARIABLE INTEREST ENTITIES
We use VIEs to securitize loan receivables and arrange public and private asset-backed financing in the ordinary course of business through Synchrony Card Issuance Trust, as well as private asset-backed financing through Synchrony Credit Card Master Note Trust and Synchrony Sales Finance Master Trust. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE and we did not provide non-contractual support for previously transferred loan receivables to any of these VIEs in the three months ended March 31, 2025 and 2024. Our VIEs are able to accept new loan receivables and arrange new asset-backed financings, consistent with the requirements and limitations on such activities placed on the VIE by existing investors. Once an account has been designated to a VIE, the contractual arrangements we have require all existing and future loan receivables originated under such account to be transferred to the VIE. The amount of loan receivables held by our VIEs in excess of the minimum amount required under the asset-backed financing arrangements with investors may be removed by us under removal of accounts provisions. All loan receivables held by a VIE are subject to claims of third-party investors.
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
The table below summarizes the assets and liabilities of our consolidated securitization VIEs described above:

($ in millions)	March 31, 2025	December 31, 2024
Assets
Loan receivables, net(a)	$18,579	$19,439
Other assets(b)	1,053	44
Total	$19,632	$19,483

Liabilities
Borrowings	$8,591	$7,842
Other liabilities	27	27
Total	$8,618	$7,869
_______________________
(a)    Includes $1.8 billion and $1.9 billion of related allowance for credit losses resulting in gross restricted loan receivables of $20.4 billion and $21.3 billion at March 31, 2025 and December 31, 2024, respectively.
(b)    Includes $1.0 billion and $40 million of segregated funds held by the VIEs at March 31, 2025 and December 31, 2024, respectively, which are classified as restricted cash and equivalents and included as a component of Other assets in our Condensed Consolidated Statements of Financial Position.
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
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $1.1 billion and $1.0 billion, for the three months ended March 31, 2025 and 2024, respectively. Related expenses consisted primarily of provision for credit losses of $202 million and $165 million, for the three months ended March 31, 2025 and 2024, respectively, and interest expense of $104 million and $105 million, for the three months ended March 31, 2025 and 2024, respectively.

These amounts do not include intercompany transactions, principally fees and interest, which are eliminated in our condensed consolidated financial statements.
Non-consolidated VIEs
As part of our community reinvestment initiatives, we invest in funds that invest in affordable housing properties and receive affordable housing tax credits for these investments. We account for these investments using the proportional amortization method, where the costs of the investment are amortized in proportion to the income tax credits and other income tax benefits received. These investments are included in Other assets within our Condensed Consolidated Statements of Financial Position totaled $748 million and $776 million at March 31, 2025 and December 31, 2024, respectively, and represents our total exposure for these entities.
For the three months ended March 31, 2025 and 2024, provision for income taxes included amortization expense of $27 million and $23 million, respectively, and tax credits and other tax benefits of $33 million and $28 million, respectively, associated with investments in affordable housing properties.
Our other investments in non-consolidated VIEs, totaled $280 million and $274 million at March 31, 2025 and December 31, 2024, respectively, are included in Other assets within our Condensed Consolidated Statements of Financial Position. At March 31, 2025, the Company also had investment commitments of $189 million related to these investments.
NOTE 7.    INTANGIBLE ASSETS

	March 31, 2025			December 31, 2024
($ in millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Capitalized software	$2,441	$(1,653)	$788	$2,361	$(1,569)	$792
Other	194	(135)	59	195	(133)	62
Total	$2,635	$(1,788)	$847	$2,556	$(1,702)	$854
During the three months ended March 31, 2025, we recorded additions to intangible assets subject to amortization of $79 million, primarily related to capitalized software expenditures.
Amortization expense was $86 million and $80 million for the three months ended March 31, 2025 and 2024, respectively, and is included as a component of Other expense in our Condensed Consolidated Statements of Earnings.

NOTE 8.    DEPOSITS
Deposits

($ in millions)	March 31, 2025	December 31, 2024
Interest-bearing deposits:
Money market and other demand deposits	$2,581	$2,264
Savings	30,117	28,605
Certificates of deposit
Direct	40,930	41,055
Brokered	5,682	5,891
Brokered sweep accounts	3,720	3,849
Total interest-bearing deposits	83,030	81,664

Total non-interest-bearing deposits	405	398
Total deposits	$83,435	$82,062
Certificates of Deposit
At March 31, 2025, our certificates of deposit maturing for the remainder of 2025 and over the next four years and thereafter were as follows:

($ in millions)	2025	2026	2027	2028	2029	Thereafter
Certificates of deposit	$28,553	$11,516	$3,100	$1,685	$1,173	$585
At March 31, 2025 and December 31, 2024, direct certificates of deposit of $11.4 billion and $11.2 billion, respectively, were of denominations at or exceeding applicable FDIC insurance limits, which are generally $250,000 per depositor for each account ownership category. These amounts include partially insured certificates of deposit. At March 31, 2025 and December 31, 2024, the portion of these direct certificates of deposit estimated to be uninsured was $3.8 billion and $3.7 billion, respectively. Brokered certificates of deposit are assumed to be individual deposit balances within applicable FDIC insurance limits.
Brokered Sweep Deposits
Our broker network deposit sweeps are procured through a program arranger who channels brokerage account deposits to us. Unless extended, the contracts associated with these broker network deposit sweeps will terminate between 2025 and 2029.

NOTE 9.    BORROWINGS

	March 31, 2025				December 31, 2024
($ in millions)	Maturity date	Interest Rate	Weighted average interest rate	Outstanding Amount(a)(b)	Outstanding Amount(a)(b)
Borrowings of consolidated securitization entities:
Fixed securitized borrowings	2025 - 2028	3.37% - 5.74%	4.74%	$5,666	$4,917
Floating securitized borrowings	2026 - 2028	5.01% - 5.34%	5.15%	2,925	2,925
Total borrowings of consolidated securitization entities			4.88%	8,591	7,842

Senior unsecured notes:
Synchrony Financial senior unsecured notes:
Fixed senior unsecured notes	2025 - 2031	2.88% - 5.15%	4.19%	4,638	4,637
Fixed to floating senior unsecured notes(c)	2030 - 2031	5.45% - 5.94%	5.68%	1,541	745

Synchrony Bank senior unsecured notes:
Fixed senior unsecured notes	2025 - 2027	5.40% - 5.63%	5.49%	1,497	1,497
Total senior unsecured notes			4.74%	7,676	6,879

Subordinated unsecured notes:
Synchrony Financial subordinated unsecured notes:
Fixed subordinated unsecured notes	2033	7.25%	7.25%	742	741
Total senior and subordinated unsecured notes			4.96%	8,418	7,620

Total borrowings				$17,009	$15,462
___________________
(a)Includes unamortized debt premiums, discounts and issuance costs.
(b)The Company may redeem certain borrowings prior to their original contractual maturity dates in accordance with the optional redemption provision specified in the respective instruments
(c)Includes $800 million principal amount issued in March 2025, interest rate fixed through March 6, 2030; resets March 7, 2030 to floating rate based on compounded Secured Overnight Financing Rate ("SOFR") plus 168 basis points.
Debt Maturities
The following table summarizes the maturities of the principal amount of our borrowings of consolidated securitization entities and senior and subordinated unsecured notes for the remainder of 2025 and over the next four years and thereafter:

($ in millions)	2025	2026	2027	2028	2029	Thereafter
Borrowings	$4,325	$3,800	$4,200	$1,025	$650	$3,050
Additional Sources of Liquidity
We have undrawn committed and uncommitted capacity under certain credit facilities, primarily from private lenders under our securitization programs, subject to customary borrowing conditions, and also have access to the Federal Reserve discount window.
At both March 31, 2025 and December 31, 2024, we had:
•an aggregate of $2.6 billion of undrawn capacity under our securitization financings, of which $2.1 billion was committed and $450 million was uncommitted,
•an aggregate of $500 million of undrawn committed capacity under our unsecured revolving credit facility with private lenders, and
•an aggregate of $11.5 billion of available borrowing capacity through the Federal Reserve discount window based on the amount and type of assets pledged.

NOTE 10.    FAIR VALUE MEASUREMENTS
For a description of how we estimate fair value, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies in our 2024 annual consolidated financial statements within our 2024 Form 10-K. The following tables present our assets and liabilities measured at fair value on a recurring basis.
Recurring Fair Value Measurements

At March 31, 2025 ($ in millions)	Level 1	Level 2	Level 3	Total(a)
Assets
Debt securities
U.S. government and federal agency	$—	$1,507	$—	$1,507
State and municipal	—	—	16	16
Residential mortgage-backed	—	297	—	297
Asset-backed	—	896	—	896
Other	—	—	8	8
Other(b)	14	—	5	19
Total	$14	$2,700	$29	$2,743

Liabilities
Other(c)	—	—	10	10
Total	$—	$—	$10	$10

At December 31, 2024 ($ in millions)	Level 1	Level 2	Level 3	Total(a)
Assets
Debt securities
U.S. government and federal agency	$—	$1,844	$—	$1,844
State and municipal	—	—	16	16
Residential mortgage-backed	—	289	—	289
Asset-backed	—	922	—	922
Other	—	—	8	8
Other(b)	14	—	6	20
Total	$14	$3,055	$30	$3,099

Liabilities
Other(c)	—	—	$11	$11
Total	$—	$—	$11	$11
_______________________
(a)    For the three months ended March 31, 2025 and 2024, there were no fair value measurements transferred between levels and changes in our Level 3 assets and liabilities were not material.
(b)    Other is primarily comprised of equity investments measured at fair value, which are included in Other assets in our Condensed Consolidated Statements of Financial Position, as well as certain financial assets for which we have elected the fair value option which are included in Loan receivables in our Condensed Consolidated Statements of Financial Position.
(c)    Other includes certain financial liabilities for which we have elected the fair value option. These liabilities are included in Accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Position.
Level 3 Fair Value Measurements
Our Level 3 recurring fair value measurements primarily relate to state and municipal and corporate debt instruments, which are valued using non-binding broker quotes or other third-party sources, and financial assets and liabilities for which we have elected the fair value option. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies in our 2024 annual consolidated financial statements within our 2024 Form 10-K for a description of our process to evaluate third-party pricing servicers. Our state and municipal debt securities are classified as available-for-sale with changes in fair value included in Accumulated other comprehensive income.

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

	Carrying	Corresponding fair value amount
At March 31, 2025 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$21,629	$21,629	$21,629	$—	$—
Other assets(a)(b)	$1,048	$1,048	$1,048	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$88,776	$101,901	$—	$—	$101,901

Financial Liabilities(d)
Financial liabilities carried at other than fair value:
Deposits(e)	$83,435	$83,560	$—	$83,560	$—
Borrowings of consolidated securitization entities	$8,591	$8,634	$—	$5,718	$2,916
Senior and subordinated unsecured notes	$8,418	$8,338	$—	$8,338	$—

	Carrying	Corresponding fair value amount
At December 31, 2024 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$14,711	$14,711	$14,711	$—	$—
Other assets(a)(b)	$44	$44	$44	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$93,785	$106,632	$—	$—	$106,632

Financial Liabilities(d)
Financial liabilities carried at other than fair value:
Deposits(e)	$82,062	$82,256	$—	$82,256	$—
Borrowings of consolidated securitization entities	$7,842	$7,871	$—	$4,950	$2,921
Senior and subordinated unsecured notes	$7,620	$7,502	$—	$7,502	$—
_______________________
(a)    For cash and equivalents and restricted cash and equivalents, carrying value approximates fair value due to the liquid nature and short maturity of these instruments.
(b)    This balance relates to restricted cash and equivalents, which is included in Other assets. Excludes accrued interest receivables of $51 million and $25 million at March 31, 2025 and December 31, 2024, respectively, for which carrying value approximates fair value.
(c)    Excludes financial assets for which we have elected the fair value option. Under certain retail partner program agreements, the expected sales proceeds in the event of a sale of their credit card portfolio may be limited to the amounts owed by our customers, which may be less than the fair value indicated above.
(d)Excludes accrued interest payable of $282 million and $339 million, included in Accrued expenses and other liabilities, in our Condensed Consolidated Statements of Financial Position at March 31, 2025 and December 31, 2024, respectively, for which carrying values approximate fair value.
(e)Includes demand deposits with no defined maturity.

Equity Securities Without Readily Determinable Fair Values

	Three months ended
At or for the periods ended March 31 ($ in millions)	2025	2024
Carrying value(a)	$275	$272
Upward adjustments(b)	—	—
Downward adjustments(b)	—	—
_______________________
(a)    Carrying value reflects cumulative purchases and sales in addition to upward and downward carrying value changes, and at December 31, 2024 was $270 million.
(b)    Between January 1, 2018 and March 31, 2025, cumulative upward and downward carrying value adjustments for equity securities held at March 31, 2025 were $201 million and $(13) million, respectively.
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
The Company elected to adopt the option provided by the interim final rule issued by joint federal bank regulatory agencies, which largely delayed the effects of CECL on its regulatory capital. The effects were phased-in over a three-year period through 2024 and are now fully phased-in at March 31, 2025. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period included both the initial impact of our adoption of CECL at January 1, 2020 and 25% of subsequent changes in our allowance for credit losses during the two-year period ended December 31, 2021, collectively the “CECL regulatory capital transition adjustment”. At December 31, 2024, 25% of the CECL regulatory capital transition adjustment was deferred in our regulatory capital amounts and ratios.
At March 31, 2025 and December 31, 2024, Synchrony Financial met all applicable requirements to be deemed well-capitalized pursuant to Federal Reserve Board regulations. At March 31, 2025 and December 31, 2024, the Bank also met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. There are no conditions or events subsequent to March 31, 2025 that management believes have changed the Company's or the Bank’s capital category.

The actual capital amounts, ratios and the applicable required minimums of the Company and the Bank are as follows:
Synchrony Financial

At March 31, 2025 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)
Total risk-based capital	$16,798	16.5%	$8,130	8.0%
Tier 1 risk-based capital	$14,668	14.4%	$6,098	6.0%
Tier 1 leverage	$14,668	12.4%	$4,744	4.0%
Common equity Tier 1 Capital	$13,446	13.2%	$4,573	4.5%

At December 31, 2024 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)
Total risk-based capital	$17,407	16.5%	$8,433	8.0%
Tier 1 risk-based capital	$15,239	14.5%	$6,325	6.0%
Tier 1 leverage	$15,239	12.9%	$4,717	4.0%
Common equity Tier 1 Capital	$14,017	13.3%	$4,744	4.5%
Synchrony Bank

At March 31, 2025 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio
Total risk-based capital	$15,627	16.2%	$7,736	8.0%	$9,671	10.0%
Tier 1 risk-based capital	$13,554	14.0%	$5,802	6.0%	$7,736	8.0%
Tier 1 leverage	$13,554	12.0%	$4,499	4.0%	$5,624	5.0%
Common equity Tier 1 capital	$13,554	14.0%	$4,352	4.5%	$6,286	6.5%

At December 31, 2024 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio
Total risk-based capital	$15,916	15.8%	$8,037	8.0%	$10,046	10.0%
Tier 1 risk-based capital	$13,805	13.7%	$6,027	6.0%	$8,037	8.0%
Tier 1 leverage	$13,805	12.4%	$4,466	4.0%	$5,582	5.0%
Common equity Tier 1 capital	$13,805	13.7%	$4,521	4.5%	$6,530	6.5%
_______________________
(a)Capital ratios are calculated based on the Basel III Standardized Approach rules. Capital amounts and ratios at December 31, 2024 in the above tables reflect the applicable CECL regulatory capital transition adjustment.
(b)At March 31, 2025 and at December 31, 2024, Synchrony Financial and the Bank also must maintain a capital conservation buffer of common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 2.5 percentage points to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.
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
The following table presents the calculation of basic and diluted earnings per common share:

	Three months ended March 31,
($ in millions, except per share data)	2025	2024
Net earnings	$757	$1,293
Preferred stock dividends	(21)	(11)
Net earnings available to common stockholders	$736	$1,282

Weighted average common shares outstanding, basic	385.2	404.7
Effect of dilutive securities	4.2	3.5
Weighted average common shares outstanding, dilutive	389.4	408.2

Earnings per basic common share	$1.91	$3.17
Earnings per diluted common share	$1.89	$3.14
We have issued stock-based awards under the Synchrony Financial 2024 Long-Term Incentive Plan, along with prior incentive plans. A total of less than 1 million shares and 2 million shares for the three months ended March 31, 2025 and 2024, respectively, related to these awards, were considered anti-dilutive and therefore were excluded from the computation of diluted earnings per common share.
NOTE 13.    INCOME TAXES
Unrecognized Tax Benefits

($ in millions)	March 31, 2025	December 31, 2024
Unrecognized tax benefits, excluding related interest expense and penalties(a)	$216	$207
Portion that, if recognized, would reduce tax expense and effective tax rate(b)	$170	$163
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
We establish a liability that represents the difference between a tax position taken (or expected to be taken) on an income tax return and the amount of taxes recognized in our financial statements. The liability associated with the unrecognized tax benefits is adjusted periodically when new information becomes available. The amount of unrecognized tax benefits that is reasonably possible to be resolved in the next twelve months is expected to be $33 million, of which $26 million, if recognized, would reduce the Company's tax expense and effective tax rate.
In the current year, the Company executed a Memorandum of Understanding with the IRS to participate voluntarily in the IRS Compliance Assurance Process (“CAP”) program for the 2025 tax year, and thus the tax year is under IRS review. The IRS is also examining our 2024 tax year, and we expect the review will be completed in the current year. Additionally, we are under examination in various states going back to 2014.
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
There have not been any changes to the basis of segmentation or the measurement of performance as compared to the 2024 Form 10-K.
The following table presents segment information for the periods presented herein:

Three months ended March 31 ($ in millions)	2025	2024
Interest and fees on loans	$5,312	$5,293
Interest on cash and debt securities	238	275
Total interest income	5,550	5,568
Total interest expense	1,086	1,163
Net interest income	4,464	4,405

Retailer share arrangements	(895)	(764)

Reserve build (release)	(97)	299
Net charge-offs	1,588	1,585
Provision for credit losses	1,491	1,884

Other income:
Other income	149	88
Gain on sale of business(a)	—	1,069
Total other income	149	1,157

Other expense:
Employee costs	506	496
Professional fees	217	220
Marketing and business development	116	125
Information processing	219	186
Fraud-related operational losses	41	50
Other segment items(b)	144	129
Total other expense	1,243	1,206

Provision for income taxes	227	415

Net earnings	$757	$1,293

_____________
(a)Includes $1.1 billion gain on sale recognized in the three months ended March 31, 2024 related to the sale of Pets Best. See Note 3. Acquisitions and Dispositions to our 2024 annual consolidated financial statements in our 2024 Form 10-K for additional information.
(b)Represents the total amount of other expenses included in net earnings, including postage and various other corporate overhead items such as facilities costs and telephone charges.

Our segment assets represent our total assets as presented on the Condensed Consolidated Statements of Financial Position.

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
The following table presents the approximate net interest income impacts forecasted over the next twelve months from an immediate and parallel change in interest rates affecting all interest rate sensitive assets and liabilities at March 31, 2025.

Basis Point Change	At March 31, 2025
($ in millions)
-100 basis points	$(114)
+100 basis points	$17
For a more detailed discussion of our exposure to market risk, refer to “Management's Discussion and Analysis—Quantitative and Qualitative Disclosures about Market Risk” in our 2024 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), and based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

No change in internal control over financial reporting occurred during the fiscal quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of legal proceedings, see Note 15. Legal Proceedings and Regulatory Matters to our condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors included in our 2024 Form 10-K under the heading “Risk Factors Relating to Our Business” and “Risk Factors Relating to Regulation”.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding purchases of our common stock primarily related to our share repurchase program that were made by us or on our behalf during the three months ended March 31, 2025.

($ in millions, except per share data)	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs(b)(c)
January 1 - 31, 2025	1,413,270	$69.47	775,000	$546.1
February 1 - 28, 2025	5,774,266	65.93	5,204,125	200.0
March 1 - 31, 2025	3,812,038	52.47	3,811,876	—
Total	10,999,574	$61.72	9,791,001	$—
_______________________
(a)Includes 638,270 shares, 570,141 shares and 162 shares withheld in January, February and March, respectively, to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying performance stock awards, restricted stock awards or upon the exercise of stock options.
(b)Amounts exclude commission costs.
(c)In April 2024 the Board of Directors approved an incremental share repurchase program of up to $1.0 billion through June 30, 2025. At March 31, 2025, we completed our prior share repurchase program, and in April 2025 the Company announced that the Board of Directors approved a new share repurchase program of up to $2.5 billion, commencing in the second quarter of 2025 through June 30, 2026, which is not reflected in the table above.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2025, certain of our directors and executive officers adopted trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Information regarding these Rule 10b5-1 trading arrangements is presented in the table below. No other directors or officers of the Company adopted modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each such term is defined in item 408(a) of Regulation S-K, during the three months ended March 31, 2025.

Name	Title	Action Taken (Adoption or Termination Date)	Duration(1)	Aggregate Number of Securities to be Sold or Gifted(2)
Arthur W. Coviello	Director	Adoption (02/17/2025)	2/17/2025 - 3/31/2026	18,000
Jonathan S. Mothner	Executive Vice President, Chief Risk and Legal Officer	Adoption (01/30/2025)	1/30/2025 - 1/30/2026	43,439
Jeffrey G. Naylor	Director	Adoption (01/30/2025)	1/30/2025 - 12/31/2025	30,000
    ______________________
(1)Pursuant to the terms of each plan and subject to compliance with Rule 10b5-1, each plan may terminate at an earlier date under certain circumstances, including if all trades are executed or all orders related to the trades under the relevant plan expire.
(2)The trading plans for Messrs. Coviello and Mothner include gifts of 6,000 and 2,800 shares, respectively.

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
4.1
Thirteenth Supplemental Indenture, dated as of March 6, 2025, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on March 6, 2025 (No. 001-36560))

4.2	Form of 5.450% Fixed-to-Floating Rate Senior Notes due 2031 (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on March 6, 2025 (No. 001-36560))
31(a)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
31(b)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
32*	Certification Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included as Exhibit 101)
______________________
*Filed electronically herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synchrony Financial
(Registrant)

April 24, 2025	/s/ Brian J. Wenzel Sr.
Date	Brian J. Wenzel Sr. Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)