Form 10-Q
period 2025-06-30
Synchrony Financial
filed 2025-07-23
CIK 1601712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 18, 2025 was 372,057,548.

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

Cautionary Note Regarding Forward-Looking Statements:
Various statements in this Quarterly Report on Form 10-Q may contain “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “targets,” “outlook,” “estimates,” “will,” “should,” “may,” "aim," “focus,” “confident,” “trajectory,” “priorities,” “designed” or words of similar meaning, but these words are not the exclusive means of identifying forward-looking statements.
Forward-looking statements are based on management’s current expectations and assumptions, and are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, actual results could differ materially from those indicated in these forward-looking statements. Factors that could cause actual results to differ materially include global political, economic, business, competitive, market, regulatory and other factors and risks, such as: the impact of macroeconomic conditions, including factors impacting consumer confidence and economic growth in the United States, such as inflation, interest rates, tariffs (including retaliatory tariffs) and an economic downturn or recession, and whether industry trends we have identified develop as anticipated; the impact of changes in the U.S. presidential administration and Congress on fiscal, monetary and regulatory policy; retaining existing partners and attracting new partners, concentration of our revenue in a small number of partners, and promotion and support of our products by our partners; cyber-attacks or other security incidents or breaches; disruptions in the operations of our and our outsourced partners' computer systems and data centers; the financial performance of our partners; product, pricing and policy changes related to the Consumer Financial Protection Bureau’s (the “CFPB”) final rule on credit card late fees, which was vacated in April 2025; the sufficiency of our allowance for credit losses and the accuracy of the assumptions or estimates used in preparing our financial statements, including those related to the CECL accounting guidance; higher borrowing costs and adverse financial market conditions impacting our funding and liquidity, and any reduction in our credit ratings; our ability to grow our deposits in the future; damage to our reputation; our ability to securitize our loan receivables, occurrence of an early amortization of our securitization facilities, loss of the right to service or subservice our securitized loan receivables, and lower payment rates on our securitized loan receivables; changes in market interest rates; effectiveness of our risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, and our ability to manage our credit risk; our ability to offset increases in our costs in retailer share arrangements; competition in the consumer finance industry; our concentration in the U.S. consumer credit market and susceptibility to market fluctuations and legislative and regulatory developments; our ability to successfully develop and commercialize new or enhanced products and services; our ability to realize the value of acquisitions, dispositions and strategic investments; reductions in interchange fees; fraudulent activity; failure of third-parties to provide various services that are important to our operations; international risks and compliance and regulatory risks and costs associated with international operations; alleged infringement of intellectual property rights of others and our ability to protect our intellectual property; litigation, regulatory actions and compliance issues; our ability to attract, retain and motivate key officers and employees; tax legislation initiatives or challenges to our tax positions and/or interpretations, and state sales tax rules and regulations; regulation, supervision, examination and enforcement of our business by governmental authorities, the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and other legislative and regulatory developments and the impact of the CFPB's regulation of our business, including new requirements and constraints that Synchrony and the Bank are or will become subject to as a result of having $100 billion or more in total assets; impact of capital adequacy rules and liquidity requirements; restrictions that limit our ability to pay dividends and repurchase our common stock, and restrictions that limit the Bank’s ability to pay dividends to us; regulations relating to privacy, information security and data protection; use of third-party vendors and ongoing third-party business relationships; and failure to comply with anti-money laundering and anti-terrorism financing laws.
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
Introduction and Business Overview ____________________________________________________________________________________________
We are a premier consumer financial services company delivering one of the industry's most complete digitally-enabled product suites. Our experience, expertise and scale encompass a broad spectrum of industries including digital, health and wellness, retail, telecommunications, home, auto, outdoor, pet and more. We have an established and diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” For the three and six months ended June 30, 2025, we financed $46.1 billion and $86.8 billion of purchase volume, respectively and had 68.1 million and 68.8 million average active accounts, respectively and at June 30, 2025, we had $99.8 billion of loan receivables.
We offer our credit products primarily through our wholly-owned subsidiary, the Bank. In addition, through the Bank, we offer, directly to retail, affinity relationships and commercial customers, a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”), including certificates of deposit, individual retirement accounts (“IRAs”), money market accounts, savings accounts and sweep and affinity deposits. We also take deposits at the Bank through third-party firms that offer our FDIC-insured deposit products to their customers. Our deposit base has continued to serve as a source of stable and diversified low-cost funding for our credit activities. At June 30, 2025, we had $82.3 billion in deposits, which represented 84% of our total funding sources.
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
Health & Wellness
Our Health & Wellness sales platform provides comprehensive healthcare payments and financing solutions, through a network of providers and retail locations, for those seeking health and wellness care for themselves, their families and their pets, and includes our CareCredit brand, as well as partners such as Walgreens.
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
The following table sets forth each credit product by type and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at June 30, 2025.

		Promotional Offer
Credit Product	Standard Terms Only	Deferred Interest	Other Promotional	Total
Credit cards	61.4%	18.0%	12.8%	92.2%
Commercial credit products	2.0	—	—	2.0
Consumer installment loans	—	0.2	5.5	5.7
Other	0.1	—	—	0.1
Total	63.5%	18.2%	18.3%	100.0%
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
•Dual Cards and General Purpose Co-Branded Cards. Our patented Dual Cards are credit cards that function as private label credit cards when used to purchase goods and services from our partners, and as general purpose credit cards when used to make purchases from other retailers wherever cards from those card networks are accepted or for cash advance transactions. We also offer general purpose co-branded credit cards that do not function as private label credit cards, as well as a Synchrony-branded general purpose credit card. Dual Cards and general purpose co-branded credit cards are offered across all of our sales platforms and credit is typically extended on standard terms only. We offer either Dual Cards or general purpose co-branded credit cards through over 15 of our large partners, of which the majority are Dual Cards, as well as our CareCredit Dual Card. Consumer Dual Cards and co-branded cards totaled 28% of our total loan receivables portfolio at June 30, 2025.
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

Business Trends and Conditions
____________________________________________________________________________________________
We believe our business and results of operations will be impacted in the future by various trends and conditions. For a discussion of certain trends and conditions, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Trends and Conditions” in our 2024 Form 10-K and see below for recent developments. For a discussion of how certain trends and conditions impacted the three and six months ended June 30, 2025, see “—Results of Operations.”
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
In anticipation that the final rule would become effective, we implemented a number of product, pricing and policy changes in the prior year. In light of the final rule being vacated, we have incorporated the review of these product, pricing and policy changes with our partners into our usual business practice of monitoring overall program performance, including assessing whether any adjustments to these changes are warranted. As a result of these reviews, we expect to make minor modifications to these changes in 2025.
Extended duration of our credit card program agreements.
In July 2025, we extended our program agreement with Amazon, one of our five largest programs based upon interest and fees on loans for the year ended December 31, 2024. Following the renewal of this program, the current expiration dates for program agreements with our five largest partners range from 2030 through 2035. In addition, during the six months ended June 30, 2025, we have added or renewed over 25 partners, including our program agreement with Amazon. As a result, a total of 22 of our 25 largest program agreements now have an expiration date in 2027 or beyond. These 22 program agreements represented, in the aggregate as a percentage of the total attributable to our 25 largest programs, 98% of our interest and fees on loans for the year ended December 31, 2024 and 97% of our loan receivables at December 31, 2024.

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

Results of Operations
____________________________________________________________________________________________
Highlights for the Three and Six Months Ended June 30, 2025
Below are highlights of our performance for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, as applicable, except as otherwise noted.
•Net earnings increased to $967 million from $643 million and decreased to $1.7 billion from $1.9 billion for the three and six months ended June 30, 2025, respectively. The increase in the three months ended June 30, 2025 was primarily driven by a decrease in provision for credit losses, partially offset by higher retailer share arrangements. The decrease in the six months ended June 30, 2025 was primarily driven by the after-tax gain on sale related to Pets Best of $802 million in the prior year, and higher retailer share arrangements, partially offset by a decrease in provision for credit losses.
•Loan receivables decreased 2.5% to $99.8 billion at June 30, 2025 compared to $102.3 billion at June 30, 2024, primarily reflecting the impact of lower purchase volume and higher payment rates, as well as the reclassification of $0.2 billion of loan receivables to loan receivables held for sale.
•Net interest income increased 2.6% to $4.5 billion and 2.0% to $9.0 billion for the three and six months ended June 30, 2025, respectively, primarily driven by higher loan receivables yield and a reduction in interest expense. For the three and six months ended June 30, 2025, interest expense decreased 9.5% and 8.1%, respectively, primarily due to lower interest-bearing liabilities cost associated with lower benchmark rates. Interest and fees on loans increased 0.5% and 0.4% for the three and six months ended June 30, 2025, respectively, primarily reflecting the impact of our product, pricing and policy changes, partially offset by a combination of lower benchmark rates and lower late fee incidence.
•Retailer share arrangements increased 22.5% to $992 million and 19.9% to $1.9 billion for the three and six months ended June 30, 2025, respectively, primarily reflecting lower net charge-offs and the impact of our product, pricing and policy changes.
•Over-30 day loan delinquencies as a percentage of period-end loan receivables decreased 29 basis points to 4.18% at June 30, 2025 compared to June 30, 2024. The net charge-off rate decreased 72 basis points to 5.70% for the three and six months ended June 30, 2025.
•Provision for credit losses decreased by $545 million, or 32.2%, and $938 million, or 26.2%, for the three and six months ended June 30, 2025, respectively, primarily driven by reserve releases in the current year as compared to builds in the prior year, as well as lower net charge-offs. Our allowance coverage ratio (allowance for credit losses as a percentage of period-end loan receivables) decreased to 10.59% at June 30, 2025, as compared to 10.74% at June 30, 2024.
•Other income increased by $1 million to $118 million, and decreased by $1.0 billion to $267 million for the three and six months ended June 30, 2025, respectively. The increase in the three months ended June 30, 2025 was primarily driven by the impact of our product, pricing and policy change related fees in the current year period, partially offset by a gain of $51 million related to an exchange of Visa Class B-1 common stock in the prior year period. The decrease in the six months ended June 30, 2025 was primarily driven by the $1.1 billion gain on sale related to Pets Best in the prior year, partially offset by the impact of our product, pricing and policy change related fees in the current year period.
•Other expense increased by $68 million, or 5.8%, and $105 million, or 4.4%, for the three and six months ended June 30, 2025, respectively. The increases in the three and six months ended June 30, 2025 were primarily driven by higher employee costs, partially offset by lower operational losses and late fee rule preparatory expenses in the prior year. The increase in the six months ended June 30, 2025 was also driven by costs related to technology investments.
•At June 30, 2025, deposits represented 84% of our total funding sources. Total deposits increased by 0.2% to $82.3 billion at June 30, 2025, compared to December 31, 2024.

•During the six months ended June 30, 2025, we declared and paid cash dividends totaling $42 million on our Series A 5.625% fixed rate non-cumulative perpetual preferred stock and our Series B 8.250% fixed rate reset non-cumulative perpetual preferred stock.
•During the six months ended June 30, 2025, we repurchased $1.1 billion of our outstanding common stock, and declared and paid cash dividends of $0.55 per share, or $211 million in the aggregate. In April 2025 we announced that the Board of Directors approved a new share repurchase program of up to $2.5 billion, through June 30, 2026, and increased our quarterly dividend to $0.30 per common share commencing in the second quarter of 2025. At June 30, 2025 we had a total share repurchase authorization of $2.0 billion remaining. For more information, see “Capital—Dividend and Share Repurchases.”
2025 Partner Agreements
During the six months ended June 30, 2025, and to date, we continued to expand and diversify our portfolio with the addition or renewal of more than 25 partners, which included the following:
•In our Home & Auto sales platform, we extended our program agreements with Ashley HomeStores, Inc., Discount Tire, Gardner White and Home Furnishings Association.
•In our Digital sales platform, we announced our new partnership with Sun Country Airlines and extended our program agreement with Amazon.
•In our Diversified & Value sales platform, we announced our new partnership with OnePay to become the exclusive issuer of a general purpose and private label credit card program at Walmart
•In our Health & Wellness sales platform, we expanded our network through our new partnership with Texas A&M University Veterinary Medical Teaching Hospital.
•In our Lifestyle sales platform, we extended our program agreement with American Eagle.
During the second quarter of 2025, we also entered into an agreement to sell loan receivables associated with a Home & Auto partner program agreement. The sale of the portfolio, which is subject to customary closing conditions, is expected to be completed in the fourth quarter of 2025.
Summary Earnings
The following table sets forth our results of operations for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Interest income	$5,586	$5,582	$11,136	$11,150
Interest expense	1,065	1,177	2,151	2,340
Net interest income	4,521	4,405	8,985	8,810
Retailer share arrangements	(992)	(810)	(1,887)	(1,574)
Provision for credit losses	1,146	1,691	2,637	3,575
Net interest income, after retailer share arrangements and provision for credit losses	2,383	1,904	4,461	3,661
Other income	118	117	267	1,274
Other expense	1,245	1,177	2,488	2,383
Earnings before provision for income taxes	1,256	844	2,240	2,552
Provision for income taxes	289	201	516	616
Net earnings	$967	$643	$1,724	$1,936
Net earnings available to common stockholders	$946	$624	$1,682	$1,906

Other Financial and Statistical Data
The following table sets forth certain other financial and statistical data for the periods indicated.

	At and for the		At and for the
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Financial Position Data (Average):
Loan receivables, including held for sale	$99,236	$101,478	$100,123	$101,218
Total assets	$120,441	$119,864	$120,467	$119,450
Deposits	$82,426	$83,145	$82,606	$83,067
Borrowings	$16,195	$15,976	$16,119	$15,994
Total equity	$16,755	$15,522	$16,726	$15,067
Selected Performance Metrics:
Purchase volume(1)(2)	$46,084	$46,846	$86,804	$89,233
Home & Auto	$11,459	$12,350	$20,905	$22,741
Digital	$13,647	$13,403	$26,126	$26,031
Diversified & Value	$15,393	$15,333	$29,125	$29,356
Health & Wellness	$4,007	$4,089	$7,781	$8,069
Lifestyle	$1,432	$1,525	$2,600	$2,769
Corp, Other	$146	$146	$267	$267
Average active accounts (in thousands)(2)(3)	68,050	70,974	68,810	71,402
Net interest margin(4)	14.78%	14.46%	14.76%	14.50%
Net charge-offs	$1,411	$1,621	$2,999	$3,206
Net charge-offs (annualized) as a % of average loan receivables, including held for sale	5.70%	6.42%	6.04%	6.37%
Allowance coverage ratio(5)	10.59%	10.74%	10.59%	10.74%
Return on assets(6)	3.2%	2.2%	2.9%	3.3%
Return on equity(7)	23.1%	16.7%	20.8%	25.8%
Equity to assets(8)	13.91%	12.95%	13.88%	12.61%
Other expense (annualized) as a % of average loan receivables, including held for sale	5.03%	4.66%	5.01%	4.73%
Efficiency ratio(9)	34.1%	31.7%	33.8%	28.0%
Effective income tax rate	23.0%	23.8%	23.0%	24.1%
Selected Period-End Data:
Loan receivables	$99,776	$102,284	$99,776	$102,284
Allowance for credit losses	$10,564	$10,982	$10,564	$10,982
30+ days past due as a % of period-end loan receivables(10)	4.18%	4.47%	4.18%	4.47%
90+ days past due as a % of period-end loan receivables(10)	2.06%	2.19%	2.06%	2.19%
Total active accounts (in thousands)(2)(3)	68,186	70,991	68,186	70,991
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

	2025			2024
Three months ended June 30 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$20,699	$228	4.42%	$18,337	$249	5.46%
Securities available for sale	2,774	30	4.34%	2,731	32	4.71%
Loan receivables, including held for sale(3):
Credit cards	91,460	5,076	22.26%	93,267	5,013	21.62%
Consumer installment loans	5,692	207	14.59%	6,085	243	16.06%
Commercial credit products	1,981	43	8.71%	2,001	43	8.64%
Other	103	2	7.79%	125	2	6.44%
Total loan receivables, including held for sale	99,236	5,328	21.54%	101,478	5,301	21.01%
Total interest-earning assets	122,709	5,586	18.26%	122,546	5,582	18.32%
Non-interest-earning assets:
Cash and due from banks	868			887
Allowance for credit losses	(10,797)			(10,878)
Other assets	7,661			7,309
Total non-interest-earning assets	(2,268)			(2,682)
Total assets	$120,441			$119,864
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$82,014	$855	4.18%	$82,749	$967	4.70%
Borrowings of consolidated securitization entities	7,926	104	5.26%	7,858	110	5.63%
Senior and subordinated unsecured notes	8,269	106	5.14%	8,118	100	4.95%
Total interest-bearing liabilities	98,209	1,065	4.35%	98,725	1,177	4.80%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	412			396
Other liabilities	5,065			5,221
Total non-interest-bearing liabilities	5,477			5,617
Total liabilities	103,686			104,342
Equity
Total equity	16,755			15,522
Total liabilities and equity	$120,441			$119,864
Interest rate spread(4)			13.91%			13.53%
Net interest income		$4,521			$4,405
Net interest margin(5)			14.78%			14.46%

	2025			2024
Six months ended June 30 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$19,625	$431	4.43%	$17,871	$485	5.46%
Securities available for sale	3,001	65	4.37%	3,082	71	4.63%
Loan receivables, including held for sale(3):
Credit cards	92,345	10,131	22.12%	93,743	10,109	21.69%
Consumer installment loans	5,762	418	14.63%	5,409	392	14.57%
Commercial credit products	1,912	88	9.28%	1,939	88	9.13%
Other	104	3	5.82%	127	5	7.92%
Total loan receivables, including held for sale	100,123	10,640	21.43%	101,218	10,594	21.05%
Total interest-earning assets	122,749	11,136	18.29%	122,171	11,150	18.35%
Non-interest-earning assets:
Cash and due from banks	868			915
Allowance for credit losses	(10,866)			(10,777)
Other assets	7,716			7,141
Total non-interest-earning assets	(2,282)			(2,721)
Total assets	$120,467			$119,450
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$82,191	$1,737	4.26%	$82,674	$1,921	4.67%
Borrowings of consolidated securitization entities	8,058	208	5.21%	7,620	215	5.67%
Senior and subordinated unsecured notes	8,061	206	5.15%	8,374	204	4.90%
Total interest-bearing liabilities	98,310	2,151	4.41%	98,668	2,340	4.77%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	415			393
Other liabilities	5,016			5,322
Total non-interest-bearing liabilities	5,431			5,715
Total liabilities	103,741			104,383
Equity
Total equity	16,726			15,067
Total liabilities and equity	$120,467			$119,450
Interest rate spread(4)			13.88%			13.58%
Net interest income		$8,985			$8,810
Net interest margin(5)			14.76%			14.50%
________________________________________
(1)Average yields/rates are based on annualized total interest income/expense divided by average balances.
(2)Includes average restricted cash balances of $642 million and $61 million for the three months ended June 30, 2025 and 2024, respectively, and $666 million and $85 million for the six months ended June 30, 2025 and 2024, respectively.
(3)Interest income on loan receivables includes fees on loans, which primarily consist of late fees on our credit products, of $560 million and $609 million for the three months ended June 30, 2025 and 2024, respectively, and $1.1 billion and $1.3 billion for the six months ended June 30, 2025 and 2024, respectively.
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
Interest Income
Interest income was flat for the three and six months ended June 30, 2025, reflecting higher interest and fees on loans, offset by lower interest income from our liquidity portfolio. The trend in interest and fees on loans reflects the impacts of our product, pricing and policy changes, offset by a combination of lower benchmark rates and lower late fee incidence, as well as a decrease in average loan receivables.
Average interest-earning assets

Three months ended June 30 ($ in millions)	2025	%	2024	%
Loan receivables, including held for sale	$99,236	80.9%	$101,478	82.8%
Liquidity portfolio and other	23,473	19.1%	21,068	17.2%
Total average interest-earning assets	$122,709	100.0%	$122,546	100.0%

Six months ended June 30 ($ in millions)	2025	%	2024	%
Loan receivables, including held for sale	$100,123	81.6%	$101,218	82.8%
Liquidity portfolio and other	22,626	18.4%	20,953	17.2%
Total average interest-earning assets	$122,749	100.0%	$122,171	100.0%
Average loan receivables, including held for sale, decreased 2.2% and 1.1% for the three and six months ended June 30, 2025, respectively, primarily driven by lower purchase volume and higher payment rates. Purchase volume decreased by 1.6% and 2.7% for the three and six months ended June 30, 2025, respectively, reflecting selective consumer spending as well as the impact of previous credit actions.
Yield on average interest-earning assets
The yield on average interest-earning assets decreased for the three and six months ended June 30, 2025 primarily due to a decrease in the percentage of interest-earning assets attributable to loan receivables and a lower yield on our liquidity portfolio, partially offset by an increase in the yield on average loan receivables. The loan receivable yield increased 53 basis points to 21.54% and 38 basis points to 21.43% for the three and six months ended June 30, 2025, driven by the impacts of our product, pricing and policy changes, partially offset by a combination of lower benchmark rates and lower late fee incidence.
Interest Expense
Interest expense decreased by $112 million to $1.1 billion and $189 million to $2.2 billion, for the three and six months ended June 30, 2025, respectively, primarily due to lower interest-bearing liabilities cost associated with lower benchmark rates. Our cost of funds decreased to 4.35% and 4.41% for the three and six months ended June 30, 2025, respectively, compared to 4.80% and 4.77% for the three and six months ended June 30, 2024, respectively.
Average interest-bearing liabilities

Three months ended June 30 ($ in millions)	2025	%	2024	%
Interest-bearing deposit accounts	$82,014	83.5%	$82,749	83.8%
Borrowings of consolidated securitization entities	7,926	8.1%	7,858	8.0%
Senior and subordinated unsecured notes	8,269	8.4%	8,118	8.2%
Total average interest-bearing liabilities	$98,209	100.0%	$98,725	100.0%

Six months ended June 30 ($ in millions)	2025	%	2024	%
Interest-bearing deposit accounts	$82,191	83.6%	$82,674	83.8%
Borrowings of consolidated securitization entities	8,058	8.2%	7,620	7.7%
Senior and subordinated unsecured notes	8,061	8.2%	8,374	8.5%
Total average interest-bearing liabilities	$98,310	100.0%	$98,668	100.0%
Net Interest Income
Net interest income increased by $116 million, or 2.6%, and $175 million, or 2.0%, for the three and six months ended June 30, 2025, respectively, resulting from the changes in interest income and interest expense discussed above.
Retailer Share Arrangements
Retailer share arrangements increased by $182 million, or 22.5% and $313 million to 19.9%, for the three and six months ended June 30, 2025, respectively, reflecting lower net charge-offs and the impact of our product, pricing and policy changes.
Provision for Credit Losses
Provision for credit losses decreased by $545 million, or 32.2%, and $938 million, or 26.2%, for the three and six months ended June 30, 2025, respectively, primarily driven by reserve releases in the current year as compared to reserve builds in the prior year, as well as lower net charge-offs. The reserve releases for the three and six months ended June 30, 2025 were $265 million and $362 million, respectively, as compared to reserve builds of $70 million and $369 million, respectively, in the prior year periods. The reserve build in the six months ended June 30, 2024 included $180 million related to the Ally Lending acquisition.
Net charge-offs for the three and six months ended June 30, 2025 decreased by $210 million and $207 million, respectively. The net charge-off rate for the three and six months ended June 30, 2025 decreased by 72 basis points to 5.70%, and 33 basis points to 6.04%, respectively, as compared to the prior year periods.
Other Income

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Interchange revenue	$268	$263	$506	$504
Protection product revenue	144	125	291	266
Loyalty programs	(360)	(346)	(671)	(665)
Other	66	75	141	1,169
Total other income	$118	$117	$267	$1,274
Other income increased by $1 million to $118 million, and decreased by $1.0 billion, to $267 million, for the three and six months ended June 30, 2025, respectively.
The increase in the three months ended June 30, 2025 was primarily driven by the impact of our product, pricing and policy change related fees in the current year period, partially offset by a gain of $51 million related to an exchange of Visa Class B-1 common stock in the prior year period.
The decrease in the six months ended June 30, 2025 was primarily driven by the $1.1 billion gain on sale related to Pets Best in the prior year, partially offset by the impact of our product, pricing and policy change related fees in the current year period.

Other Expense

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Employee costs	$509	$434	$1,015	$930
Professional fees	236	236	453	456
Marketing and business development	127	129	243	254
Information processing	215	207	434	393
Other	158	171	343	350
Total other expense	$1,245	$1,177	$2,488	$2,383
Other expense increased by $68 million, or 5.8%, and $105 million, or 4.4% for the three and six months ended June 30, 2025, respectively.
The increase in the three months ended June 30, 2025 was primarily driven by an increase in employee costs, partially offset by lower operational losses and late fee rule preparatory expenses in the prior year. The increase in employee costs was primarily driven by higher variable compensation, as well as additional headcount to support technology investments and higher medical benefit costs. The increase in variable compensation included mark-to-market adjustments for deferred compensation plans, higher stock-based compensation expense and higher incentive compensation, including an inflation bonus for our non-exempt employees.
The increase in the six months ended June 30, 2025 was also driven by higher information processing costs related to technology investments, in addition to the factors discussed above for the three months ended June 30, 2025.
Provision for Income Taxes

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Effective tax rate	23.0%	23.8%	23.0%	24.1%
Provision for income taxes	$289	$201	$516	$616
The effective tax rate for the three and six months ended June 30, 2025 decreased compared to the same period in the prior year primarily due to an increase in tax benefits from stock-based compensation combined with a tax benefit from remeasuring the deferred tax asset for increases in state tax rates in the current period. The effective tax rate differs from the applicable U.S. federal statutory tax rate primarily due to state income taxes.
On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted into law, which included certain modifications to U.S. tax law. The Company is currently evaluating the provisions of the Act but does not expect the Act to have a material impact on our Consolidated Financial Statements.

Platform Analysis
As discussed above under “—Our Sales Platforms,” we offer our credit products primarily through five sales platforms (Home & Auto, Digital, Diversified & Value, Health & Wellness and Lifestyle). The following is a discussion of certain supplemental information for the three and six months ended June 30, 2025, for each of our five sales platforms and Corp, Other.
In the second quarter of 2025, we entered into an agreement to sell $0.2 billion of loan receivables associated with a Home & Auto partner program agreement. In connection with this agreement, revenue activities for the portfolio are no longer managed within our Home & Auto sales platform. All related metrics previously reported within our Home & Auto sales platform, are now reported within Corp, Other below. We have also recast all prior-period reported metrics for our Home & Auto sales platform and Corp, Other to conform to the current-period presentation.
Home & Auto

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Purchase volume	$11,459	$12,350	$20,905	$22,741
Period-end loan receivables	$30,374	$32,611	$30,374	$32,611
Average loan receivables, including held for sale	$30,137	$32,385	$30,472	$32,023
Average active accounts (in thousands)	17,831	19,205	17,899	19,039

Interest and fees on loans	$1,395	$1,409	$2,797	$2,781
Other income	$52	$37	$108	$69
Home & Auto interest and fees on loans decreased by $14 million, or 1.0%, and increased by $16 million, or 0.6%, for the three and six months ended June 30, 2025, respectively.
The decrease in the three months ended June 30, 2025 was primarily driven by lower average loan receivables, partially offset by higher loan receivables yield. The increase in the six months ended June 30, 2025 was primarily driven by higher loan receivables yield and the impacts of the Ally Lending acquisition in March 2024, partially offset by lower average loan receivables.
The increases in loan receivables yield reflects the impact of product, pricing and policy changes, partially offset by lower late fee incidence. The decreases in average loan receivables was primarily driven by lower purchase volume and higher payment rates. Purchase volume decreased 7.2% and 8.1% for the three and six months ended June 30, 2025, respectively, reflecting the combination of selective consumer spending amidst macroeconomic uncertainty and previous credit actions.
Other income increased by $15 million, or 40.5%, and $39 million, or 56.5%, for the three and six months ended June 30, 2025, respectively, primarily due to the impact of product, pricing and policy change related fees.
Digital

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Purchase volume	$13,647	$13,403	$26,126	$26,031
Period-end loan receivables	$27,786	$27,704	$27,786	$27,704
Average loan receivables, including held for sale	$27,571	$27,542	$27,892	$27,812
Average active accounts (in thousands)	20,368	20,920	20,554	21,142

Interest and fees on loans	$1,576	$1,544	$3,120	$3,111
Other income	$—	$—	$9	$6

Digital interest and fees on loans increased by $32 million, or 2.1%, and $9 million, or 0.3% for the three and six months ended June 30, 2025, respectively, primarily driven by higher loan receivable yield, which included the impacts of product, pricing and policy changes, offset by lower benchmark rates and lower late fee incidence. Purchase volume increased by 1.8% and 0.4% for the three and six months ended June 30, 2025, as growth in new accounts and consumer spend per account was partially offset by fewer active accounts, which included the impact of previous credit actions. Average active accounts decreased by 2.6% and 2.8% for the three and six months ended June 30, 2025, respectively.
Diversified & Value

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Purchase volume	$15,393	$15,333	$29,125	$29,356
Period-end loan receivables	$19,510	$19,516	$19,510	$19,516
Average loan receivables, including held for sale	$19,338	$19,360	$19,504	$19,477
Average active accounts (in thousands)	19,471	20,253	19,858	20,691

Interest and fees on loans	$1,159	$1,165	$2,337	$2,379
Other income	$(3)	$(22)	$(3)	$(39)
Diversified & Value interest and fees on loans decreased by $6 million, or 0.5%, and $42 million, or 1.8%, for the three and six months ended June 30, 2025, respectively, primarily driven by lower loan receivables yield, reflecting lower benchmark rates and lower late fee incidence, partially offset by the impact of product, pricing and policy changes.
Purchase volume was flat for the three and six months ended June 30, 2025, respectively, as growth in consumer spend per account was offset by fewer active accounts, which included the impact of previous credit actions. Average active accounts decreased by 3.9% and 4.0% for the three and six months ended June 30, 2025, respectively.
Health & Wellness

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Purchase volume	$4,007	$4,089	$7,781	$8,069
Period-end loan receivables	$15,309	$15,280	$15,309	$15,280
Average loan receivables, including held for sale	$15,215	$15,111	$15,247	$14,904
Average active accounts (in thousands)	7,697	7,752	7,740	7,670

Interest and fees on loans	$923	$911	$1,837	$1,780
Other income	$66	$48	$141	$114
Health & Wellness interest and fees on loans increased by $12 million, or 1.3%, and $57 million, or 3.2%, for the three and six months ended June 30, 2025, respectively. The increase in the three months ended June 30, 2025 was primarily driven by growth in average loan receivables and loan receivables yield, reflecting the impact of product, pricing and policy changes, partially offset by lower late fee incidence. The increase in the six months ended June 30, 2025 was primarily driven by growth in loan receivables yield, reflecting the impact of product, pricing and policy changes, partially offset by higher reversals.
Purchase volume decreased 2.0% and 3.6%, for the three and six months ended June 30, 2025, respectively, reflecting lower spend in industries such as Cosmetic and Dental, combined with the impact of previous credit actions, partially offset by growth in Pet and Audiology. Average active accounts decreased 0.7% and increased 0.9% for the three and six months ended June 30, 2025, respectively.

Other income increased by $18 million, or 37.5%, and $27 million, or 23.7%, for the three and six months ended June 30, 2025, respectively, primarily due to higher protection product revenue and the impact of product, pricing, and policy change related fees. The increase in the three months ended June 30, 2025 was partially offset by higher loyalty costs and the increase in the six months ended June 30, 2025 was partially offset by lower commission fees following the Pets Best disposition.
Lifestyle

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Purchase volume	$1,432	$1,525	$2,600	$2,769
Period-end loan receivables	$6,673	$6,822	$6,673	$6,822
Average loan receivables, including held for sale	$6,646	$6,723	$6,681	$6,677
Average active accounts (in thousands)	2,531	2,662	2,598	2,665

Interest and fees on loans	$261	$258	$522	$513
Other income	$9	$6	$19	$14
Lifestyle interest and fees on loans increased by $3 million, or 1.2%, and $9 million, or 1.8%, for the three and six months ended June 30, 2025, respectively. The increase for the three months ended June 30, 2025 was primarily driven by higher loan receivables yield, reflecting the impact of product, pricing and policy changes partially offset by lower benchmark rates and lower average loan receivables. The increase in the six months ended June 30, 2025 was primarily driven by higher loan receivables yield, reflecting the impact of product, pricing and policy changes partially offset by lower late fee incidence and lower benchmark rates.
Purchase volume decreased by 6.1% for both the three and six months ended June 30, 2025, respectively, primarily driven by decreases in Outdoor and Luxury, as well as in Specialty for the six months ended June 30, 2025, as consumers continued to manage discretionary spend.
Corp, Other

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Purchase volume	$146	$146	$267	$267
Period-end loan receivables	$124	$351	$124	$351
Average loan receivables, including held for sale	$329	$357	$327	$325
Average active accounts (in thousands)	152	182	161	195

Interest and fees on loans	$14	$14	$27	$30
Other income	$(6)	$48	$(7)	$1,110
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
The following table sets forth the composition of our loan receivables portfolio by product type at the dates indicated.

($ in millions)	At June 30, 2025	%	At December 31, 2024	%
Loan receivables
Credit cards	$92,036	92.2%	$96,818	92.5%
Consumer installment loans	5,669	5.7	5,971	5.7
Commercial credit products	1,980	2.0	1,826	1.7
Other	91	0.1	106	0.1
Total loan receivables	$99,776	100.0%	$104,721	100.0%
Loan receivables decreased 4.7% to $99.8 billion at June 30, 2025, compared to $104.7 billion at December 31, 2024, primarily driven by the seasonality of our business, lower purchase volume and higher payment rates.
Loan receivables at June 30, 2025 decreased 2.5% compared to $102.3 billion at June 30, 2024 driven by lower purchase volume and higher payment rates.
The decrease in loan receivables for both periods also included the impact of the reclassification of $0.2 billion of loan receivables to loan receivables held for sale in the second quarter of 2025.
Our loan receivables portfolio had the following geographic concentration at June 30, 2025.

($ in millions)	Loan Receivables Outstanding	% of Total Loan Receivables Outstanding
State
Texas	$11,002	11.0%
California	$10,197	10.2%
Florida	$9,343	9.4%
New York	$4,725	4.7%
North Carolina	$4,215	4.2%
Delinquencies
Over-30 day loan delinquencies as a percentage of period-end loan receivables decreased to 4.18% at June 30, 2025 from 4.47% at June 30, 2024, and decreased from 4.70% at December 31, 2024. These decreases include the impact of the previous credit actions we have taken across our portfolio.
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

The tables below sets forth the net charge-offs and ratio of annualized net charge-offs to average loan receivables, including held for sale, (“net charge-off rate”) for the periods indicated.

	Three months ended June 30,
	2025		2024
($ in millions)	Amount	Rate	Amount	Rate
Credit cards	$1,304	5.72%	$1,493	6.44%
Consumer installment loans	77	5.43%	92	6.08%
Commercial credit products	30	6.07%	35	7.03%
Other	—	—%	1	3.21%
Total net charge-offs	$1,411	5.70%	$1,621	6.42%

	Six months ended June 30,
	2025		2024
($ in millions)	Amount	Rate	Amount	Rate
Credit cards	$2,766	6.04%	$2,963	6.36%
Consumer installment loans	170	5.95%	174	6.47%
Commercial credit products	63	6.64%	68	7.05%
Other	—	—%	1	1.58%
Total net charge-offs	$2,999	6.04%	$3,206	6.37%
Allowance for Credit Losses
The allowance for credit losses totaled $10.6 billion at June 30, 2025, compared to $10.9 billion at December 31, 2024, respectively, and $11.0 billion at June 30, 2024, and reflects our estimate of expected credit losses for the life of the loan receivables on our Condensed Consolidated Statements of Financial Position.
The decrease in allowance for credit losses compared to December 31, 2024 and June 30, 2024 primarily reflects the decrease in both loan receivables and delinquent balances as a percentage of loan receivables, as compared to the prior year period, as well as expectations of the macroeconomic environment. Our allowance for credit losses as a percentage of total period end loan receivables increased to 10.59% at June 30, 2025, from 10.44% at December 31, 2024 and decreased from 10.74% at June 30, 2024. See Note 5. Loan Receivables and Allowance for Credit Losses to our condensed consolidated financial statements for additional information.

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
The following tables summarize information concerning our funding sources during the periods indicated:

	2025			2024
Three months ended June 30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$82,014	83.5%	4.2%	$82,749	83.8%	4.7%
Securitized financings	7,926	8.1	5.3%	7,858	8.0	5.6%
Senior and subordinated unsecured notes	8,269	8.4	5.1%	8,118	8.2	5.0%
Total	$98,209	100.0%	4.3%	$98,725	100.0%	4.8%
______________________
(1)Excludes $412 million and $396 million average balance of non-interest-bearing deposits for the three months ended June 30, 2025 and 2024, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the three months ended June 30, 2025 and 2024.

	2025			2024
Six months ended June 30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$82,191	83.6%	4.3%	$82,674	83.8%	4.7%
Securitized financings	8,058	8.2	5.2%	7,620	7.7	5.7%
Senior and subordinated unsecured notes	8,061	8.2	5.2%	8,374	8.5	4.9%
Total	$98,310	100.0%	4.4%	$98,668	100.0%	4.8%
______________________
(1)Excludes $415 million and $393 million average balance of non-interest-bearing deposits for the six months ended June 30, 2025 and 2024, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the six months ended June 30, 2025 and 2024.
Deposits
We obtain deposits directly from retail customers, affinity relationships and commercial customers (“direct deposits”) and through third-party firms that offer our deposits to their customers (“brokered deposits”). At June 30, 2025, we had $73.8 billion in direct deposits and $8.5 billion in brokered deposits consisting of certificates of deposit and network deposit sweeps procured through a program arranger that channels account deposits to us. A key part of our liquidity plan and funding strategy is to continue to utilize our direct deposit base as a source of stable and diversified low-cost funding.
Our direct deposits are primarily from retail customers and include a range of FDIC-insured deposit products, including certificates of deposit, IRAs, money market accounts, savings accounts and affinity deposits.
Brokered deposits are primarily from retail customers of large brokerage firms. We have relationships with multiple brokers that offer our deposits through their networks. Our brokered deposits primarily consist of certificates of deposit that bear interest at a fixed rate. These deposits generally are not subject to early withdrawal.

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
The following tables summarize certain information regarding our interest-bearing deposits by type (all of which constitute U.S. deposits) for the periods indicated:

Three months ended June 30 ($ in millions)	2025			2024
	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$40,163	49.0%	4.4%	$40,698	49.2%	4.8%
Savings, money market, and demand accounts	33,270	40.6	3.9%	29,675	35.9	4.6%
Brokered deposits	8,581	10.4	4.5%	12,376	14.9	4.5%
Total interest-bearing deposits	$82,014	100.0%	4.2%	$82,749	100.0%	4.7%

Six months ended June 30 ($ in millions)	2025			2024
	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$40,499	49.3%	4.5%	$40,694	49.2%	4.8%
Savings, money market, and demand accounts	32,601	39.7	3.9%	29,057	35.2	4.6%
Brokered deposits	9,091	11.0	4.4%	12,923	15.6	4.5%
Total interest-bearing deposits	$82,191	100.0%	4.3%	$82,674	100.0%	4.7%
Our deposit liabilities provide funding with maturities ranging from one day to ten years. At June 30, 2025, the weighted average maturity of our interest-bearing time deposits was approximately one year. See Note 8. Deposits to our condensed consolidated financial statements for more information on the maturities of our time deposits.
The standard FDIC deposit insurance amount is $250,000 per depositor, for each account ownership category. Our estimate of the uninsured portion of total deposit balances, excluding any intercompany balance, at June 30, 2025 was $6.4 billion.
The following table summarizes the portion of uninsured deposits that are certificates of deposit by contractual maturity at June 30, 2025.

($ in millions)	3 Months or Less	Over 3 Months but within 6 Months	Over 6 Months but within 12 Months	Over 12 Months	Total
Certificates of deposit (including IRA certificates of deposit)	$931	$238	$1,488	$1,102	$3,759
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

The following table summarizes expected contractual maturities of the investors’ interests in securitized financings, excluding debt premiums, discounts and issuance costs at June 30, 2025.

($ in millions)	Less Than One Year(2)	One Year Through Three Years	Four Years Through Five Years	After Five Years	Total
Scheduled maturities of borrowings—owed to securitization investors:
SYNCT	$1,150	$500	$—	$—	$1,650
SFT	400	875	—	—	1,275
SYNIT(1)	675	4,750	—	—	5,425
Total borrowings—owed to securitization investors	$2,225	$6,125	$—	$—	$8,350
______________________
(1)Excludes any subordinated classes of SYNIT notes that we owned at June 30, 2025.
(2)Includes $675 million of fixed securitized borrowings which matured and were repaid in July 2025.
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
The following table summarizes for each of our trusts the three-month rolling average excess spread at June 30, 2025.

	Note Principal Balance ($ in millions)	# of Series Outstanding	Three-Month Rolling Average Excess Spread(1)
SYNCT	$1,650	3	~ 15.9% to 16.6%
SFT	$1,275	5	12.7%
SYNIT	$5,425	1	15.2%
______________________
(1)Represents the excess spread (generally calculated as interest income collected from the applicable pool of loan receivables less applicable net charge-offs, interest expense and servicing costs, divided by the aggregate principal amount of loan receivables in the applicable pool) for SFT or, in the case of SYNCT, a range of the excess spreads relating to the particular series issued within such trust or, in the case of SYNIT, the excess spread relating to the one outstanding series issued within such trust, in all cases omitting any series that have not been outstanding for at least three full monthly periods and calculated in accordance with the applicable trust or series documentation, for the three securitization monthly periods ended June 30, 2025.

Senior and Subordinated Unsecured Notes
During the six months ended June 30, 2025, we made repayments totaling $750 million of senior unsecured notes issued by Synchrony Financial.
The following table provides a summary of our outstanding senior and subordinated unsecured notes at June 30, 2025, which includes $800 million of senior unsecured notes issued by Synchrony Financial in March 2025.

Issuance Date	Interest Rate(1)	Maturity	Principal Amount Outstanding(2)
($ in millions)
Fixed rate senior unsecured notes:
Synchrony Financial
July 2015(3)	4.500%	July 2025	1,000
August 2016	3.700%	August 2026	500
December 2017	3.950%	December 2027	1,000
March 2019	5.150%	March 2029	650
October 2021	2.875%	October 2031	750

Synchrony Bank
August 2022	5.400%	August 2025	900
August 2022	5.625%	August 2027	600

Fixed to floating rate senior unsecured notes:
Synchrony Financial
August 2024	5.935%(4)	August 2030	750
March 2025	5.450%(5)	March 2031	800

Fixed rate subordinated unsecured notes:
Synchrony Financial
February 2023	7.250%	February 2033	750
Total fixed rate and fixed to floating rate senior and subordinated unsecured notes			$7,700
______________________
(1)Weighted average interest rate of all senior and subordinated unsecured notes at June 30, 2025 was 4.97%.
(2)The amounts shown exclude unamortized debt discounts, premiums and issuance costs.
(3)Principal amount of $1.0 billion repaid in July 2025.
(4)Interest rate fixed through August 1, 2029; resets August 2, 2029 to floating rate based on compounded Secured Overnight Financing Rate ("SOFR") plus 213 basis points.
(5)Interest rate fixed through March 6, 2030; resets March 7, 2030 to floating rate based on compounded Secured Overnight Financing Rate ("SOFR") plus 168 basis points.
Short-Term Borrowings
Except as described above, there were no material short-term borrowings for the periods presented.
Covenants
The indentures pursuant to which our senior and subordinated unsecured notes have been issued include various covenants. If we do not satisfy any of these covenants, the maturity of amounts outstanding thereunder may be accelerated and become payable. We were in compliance with all of these covenants at June 30, 2025.
At June 30, 2025, we were not in default under any of our credit facilities.

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
We maintain a liquidity portfolio, which at June 30, 2025 had $21.8 billion of liquid assets, primarily consisting of cash and equivalents, less cash in transit which is not considered to be liquid, compared to $17.2 billion of liquid assets at December 31, 2024. The increase in liquid assets primarily reflects the decrease in loan receivables as compared to December 31, 2024, and the issuances of both senior unsecured debt and securitized debt. We believe our liquidity position at June 30, 2025 remains strong as we continue to operate in a period of uncertain economic conditions and we will continue to closely monitor our liquidity as economic conditions change.
As a general matter, investments included in our liquidity portfolio are expected to be highly liquid, giving us the ability to readily convert them to cash. The level and composition of our liquidity portfolio may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.
We also have access to several additional sources of liquidity beyond our liquidity portfolio. At June 30, 2025, we had an aggregate of $10.8 billion of available borrowing capacity through the Federal Reserve’s discount window. In addition, we had $2.6 billion of undrawn capacity on our securitized financings, subject to customary borrowing conditions, from private lenders under our securitization programs, of which $2.1 billion was committed and $450 million was uncommitted, as well as $500 million of undrawn committed capacity under our unsecured revolving credit facility with private lenders. We also have other unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.

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
Dividend and Share Repurchases

Common Stock Cash Dividends Declared	Month of Payment	Amount per Common Share	Amount
Three months ended ($ in millions, except per share data)
March 31, 2025	February 2025	$0.25	$97
June 30, 2025	May 2025	0.30	114
Total dividends declared		$0.55	$211

		Series A		Series B
Preferred Stock Cash Dividends Declared	Month of Payment	Amount per Preferred Share	Amount	Amount per Preferred Share	Amount
Three months ended ($ in millions, except per share data)
March 31, 2025	February 2025	$14.06	$11	$20.63	$10
June 30, 2025	May 2025	$14.06	$10	20.63	11
Total dividends declared		$28.12	$21	$41.26	$21
The declaration and payment of future dividends to holders of our common and preferred stock will be at the discretion of the Board and will depend on many factors. In addition, subject to approval from the Board, we have the ability to issue further series of preferred stock, up to a maximum of 300 million shares authorized for issuance.
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

Common Shares Repurchased Under Publicly Announced Programs	Total Number of Shares Purchased	Dollar Value of Shares Purchased
Three months ended ($ and shares in millions)
March 31, 2025	9.8	$600
June 30, 2025	8.8	500
Total	18.6	$1,100
During the six months ended June 30, 2025, we repurchased $1.1 billion of common stock as part of our share repurchase program. In April 2025, we announced that the Board of Directors approved a share repurchase program of up to $2.5 billion through June 30, 2026 (the "2025 plan"). At June 30, 2025, the Company had a total remaining share repurchase authorization of $2.0 billion under the 2025 plan. Repurchases under this program are subject to market conditions and other factors, including legal and regulatory restrictions and required approvals, if any.
Regulatory Capital Requirements - Synchrony Financial
As a savings and loan holding company, we are required to maintain minimum capital ratios, under the applicable U.S. Basel III capital rules. For more information, see “Regulation—Savings and Loan Holding Company Regulation” in our 2024 Form 10-K.
For Synchrony Financial to be a well-capitalized savings and loan holding company, Synchrony Bank must be well-capitalized and Synchrony Financial must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. At June 30, 2025, Synchrony Financial met all the requirements to be deemed well-capitalized.
The following table sets forth the composition of our capital ratios for the Company calculated under the Basel III Standardized Approach rules at June 30, 2025 and December 31, 2024, respectively.

	Basel III
	At June 30, 2025		At December 31, 2024
($ in millions)	Amount	Ratio(1)	Amount	Ratio(1)
Total risk-based capital	$17,153	16.9%	$17,407	16.5%
Tier 1 risk-based capital	$15,025	14.8%	$15,239	14.5%
Tier 1 leverage	$15,025	12.7%	$15,239	12.9%
Common equity Tier 1 capital	$13,803	13.6%	$14,017	13.3%
Risk-weighted assets	$101,716		$105,417
______________________
(1)Tier 1 leverage ratio represents total Tier 1 capital as a percentage of total average assets, after certain adjustments. All other ratios presented above represent the applicable capital measure as a percentage of risk-weighted assets.
The Company elected to adopt the option provided by the interim final rule issued by joint federal bank regulatory agencies, which largely delayed the effects of CECL on our regulatory capital. The effects were phased-in over a three-year transitional period through 2024, collectively the “CECL regulatory capital transition adjustment”. The effects of CECL on our regulatory capital were fully phased-in beginning in the first quarter of 2025. For more information, see “Capital—Regulatory Capital Requirements - Synchrony Financial” in our 2024 Form 10-K.
Capital amounts and ratios in the above table reflect the applicable CECL regulatory capital transition adjustment at December 31, 2024. The increase in our common equity Tier 1 capital ratio compared to December 31, 2024 was primarily due to a reduction in risk-weighted assets related to the decrease in loan receivables during the six months ended June 30, 2025 and the retention of net earnings during the same period, partially offset by the final phase-in of the CECL regulatory capital transition adjustment.

Regulatory Capital Requirements - Synchrony Bank
At June 30, 2025 and December 31, 2024, the Bank met all applicable requirements to be deemed well-capitalized pursuant to the Office of the Comptroller of the Currency of the U.S. Treasury (the “OCC”) regulations and for purposes of the Federal Deposit Insurance Act. The following table sets forth the composition of the Bank’s capital ratios calculated under the Basel III Standardized Approach rules at June 30, 2025 and December 31, 2024, and also reflects the applicable CECL regulatory capital transition adjustment at December 31, 2024.

	At June 30, 2025		At December 31, 2024		Minimum to be Well-Capitalized under Prompt Corrective Action Provisions
($ in millions)	Amount	Ratio	Amount	Ratio	Ratio
Total risk-based capital	$15,928	16.4%	$15,916	15.8%	10.0%
Tier 1 risk-based capital	$13,854	14.3%	$13,805	13.7%	8.0%
Tier 1 leverage	$13,854	12.3%	$13,805	12.4%	5.0%
Common equity Tier 1 capital	$13,854	14.3%	$13,805	13.7%	6.5%
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
Off-Balance Sheet Arrangements and Unfunded Lending Commitments
____________________________________________________________________________________________
We do not have any material off-balance sheet arrangements, including guarantees of third-party obligations. Guarantees are contracts or indemnification agreements that contingently require us to make a guaranteed payment or perform an obligation to a third-party based on certain trigger events. At June 30, 2025, we had not recorded any contingent liabilities in our Condensed Consolidated Statements of Financial Position related to any guarantees. See Note 6 - Variable Interest Entities to our condensed consolidated financial statements for more information on our investment commitments for unconsolidated variable interest entities.
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
Allowance for Credit Losses
Change in methodology for Allowance for Credit Losses
At June 30, 2025, our Allowance for Credit Losses reflects changes we made during the three months ended March 31, 2025 to our methodology related to the modeling of loss projections attributable to existing loan balances and the reversion to historical mean. Our updated loss forecasting methodology utilizes a statistical, account-level model that analyzes probability of default and exposure at default for our loan receivables, as compared to our prior methodology which utilized an enhanced migration analysis to estimate credit losses. Our reversion methodology, which continues to be applied over a 6-month period, also changed from the prior weighted approach used since the adoption of CECL to apply a straight-line methodology. These changes in methodology were made prospectively to enhance our expected credit loss estimation capabilities and did not have a material effect on our Allowance for Credit Losses in the period of implementation.
For periods presented prior to March 31, 2025, the Allowance for Credit Losses reflects the methodology utilized prior to these changes. See our 2024 Form 10-K for additional information on the prior methodology for our Allowance for Credit Losses, and see below for additional information on the updated methodology reflected in the Allowance for Credit Losses at June 30, 2025.
Allowance for Credit Losses
Our Allowance for Credit Losses represents our best estimate of expected credit losses for the life of the loan balance as of the period end date. Expected credit loss estimates involve modeling loss projections attributable to existing loan balances, considering historical experience, current conditions and future expectations for pools of loans with similar risk characteristics, such as retailer, performance and credit attributes, over the reasonable and supportable forecast period and considers historical loss information beyond the reasonable and supportable period.
We use a probability of default and exposure at default model to estimate the expected loan loss, which considers uncollectible principal, interest and fees reflected in the loan receivables, segmented into pools of loans with similar risk characteristics, as well as individual credit characteristics for each account. Our probability of default estimates the likelihood an account will be written off and the exposure at default estimates the balance of an account at the time of write-off. The model considers a macroeconomic forecast, with unemployment and certain income measures as primary variables. We also perform a qualitative assessment in addition to model estimates and apply qualitative adjustments as necessary.
Our estimation process includes analysis of historical data, and there is a significant amount of judgment applied in selecting inputs and analyzing the results produced by the model to determine the Allowance for Credit Losses. Key factors that impact the accuracy of our loss forecast estimates include the models and methodology utilized, credit strategy and trends, and consideration of material changes in our loan portfolio such as changes in growth and portfolio mix.

Our estimate of expected credit losses utilizes a reasonable and supportable forecast period of 12 months, consistent with the forecast period utilized since adoption of CECL. The reasonable and supportable forecast period is determined primarily based upon an assessment of the current economic outlook, including our ability to use available data to accurately forecast losses over time. Beyond the reasonable and supportable forecast period, we revert to historical loss information at the loan receivables segment level over a 6-month period on a straight-line basis and utilize historical loss information thereafter for the remaining life of the portfolio. The historical loss information is derived from a combination of recessionary and non-recessionary performance periods, weighted by the estimated time span of each period. Additionally, the estimate of expected credit losses includes expected recoveries of amounts previously charged-off and expected to be charged-off.
The life of a credit card loan receivable is dependent upon the allocation of payments received, as well as a variety of other factors, including the principal balance, promotional terms, interest charges and fees and overall consumer credit profile and usage pattern. To determine the expected credit losses for credit card loan receivables as of the measurement date our estimate considers the payments attributable to the measurement date balance. To do so, we utilize an approach which implicitly considers total expected future payments and applies appropriate allocations to reduce those payments in order to estimate losses pertaining to measurement date loan receivables. Based on our payments analyses, we also ensure that expected future payments from an account do not exceed the measurement date balance.
Further, when historical experience is not available for new portfolios, while we accumulate experience, we may utilize our experience with the most closely analogous products and segments in our portfolio. The underlying assumptions, estimates and assessments we use to provide for losses are updated periodically to reflect our view of current and forecasted conditions and are subject to the regulatory examination process, which can result in changes to our assumptions. Changes in such estimates can significantly affect the allowance and provision for credit losses. It is possible that we will experience credit losses that are different from our current estimates.

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
On September 17, 2024, the OCC finalized a new Policy Statement Regarding Statutory Factors Under the Bank Merger Act (the “Policy Statement”), which updated the factors the OCC would apply in evaluating a proposed bank merger transaction. The Policy Statement could have potentially made it more difficult and/or costly for us to obtain OCC approval for an acquisition or otherwise resulted in more onerous conditions in approval orders than the OCC had previously imposed. On May 8, 2025, the OCC rescinded the Policy Statement.
On October 22, 2024, the CFPB issued a final rule to implement Section 1033 of the Dodd-Frank Act. Under the final rule, financial institutions such as the Bank that offer credit cards or consumer deposit accounts would be required, upon request, to make available to a consumer or third party authorized by the consumer certain information the Bank has concerning a consumer financial product or service covered by the rule, such as a credit card or a deposit account. Industry organizations challenged the final rule in court. On May 30, 2025, the CFPB filed a motion for summary judgment in the litigation, in which the CFPB stated that it had concluded that the final rule exceeded the agency’s statutory authority. As a result, the CFPB requested that the court grant the plaintiffs’ motion for summary judgment and vacate the final rule. The district court has not yet ruled on the CFPB’s motion.
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

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________________________________________________

ITEM 1. FINANCIAL STATEMENTS
Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
____________________________________________________________________________________________

	Three months ended June 30,		Six months ended June 30,
($ in millions, except per share data)	2025	2024	2025	2024
Interest income:
Interest and fees on loans (Note 5)	$5,328	$5,301	$10,640	$10,594
Interest on cash and debt securities	258	281	496	556
Total interest income	5,586	5,582	11,136	11,150
Interest expense:
Interest on deposits	855	967	1,737	1,921
Interest on borrowings of consolidated securitization entities	104	110	208	215
Interest on senior and subordinated unsecured notes	106	100	206	204
Total interest expense	1,065	1,177	2,151	2,340
Net interest income	4,521	4,405	8,985	8,810
Retailer share arrangements	(992)	(810)	(1,887)	(1,574)
Provision for credit losses (Note 5)	1,146	1,691	2,637	3,575
Net interest income, after retailer share arrangements and provision for credit losses	2,383	1,904	4,461	3,661
Other income:
Interchange revenue	268	263	506	504
Protection product revenue	144	125	291	266
Loyalty programs	(360)	(346)	(671)	(665)
Other (Note 3)	66	75	141	1,169
Total other income	118	117	267	1,274
Other expense:
Employee costs	509	434	1,015	930
Professional fees	236	236	453	456
Marketing and business development	127	129	243	254
Information processing	215	207	434	393
Other	158	171	343	350
Total other expense	1,245	1,177	2,488	2,383
Earnings before provision for income taxes	1,256	844	2,240	2,552
Provision for income taxes (Note 13)	289	201	516	616
Net earnings	$967	$643	$1,724	$1,936
Net earnings available to common stockholders	$946	$624	$1,682	$1,906

Earnings per share (Note 12)
Basic	$2.51	$1.56	$4.42	$4.74
Diluted	$2.50	$1.55	$4.38	$4.70

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
____________________________________________________________________________________________

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024

Net earnings	$967	$643	$1,724	$1,936

Other comprehensive income (loss)
Debt securities	3	—	11	(1)
Currency translation adjustments	5	(4)	4	(4)
Employee benefit plans and other	—	—	(1)	—
Other comprehensive income (loss)	8	(4)	14	(5)

Comprehensive income	$975	$639	$1,738	$1,931
Amounts presented net of taxes.

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Financial Position (Unaudited)
____________________________________________________________________________________________

($ in millions)	At June 30, 2025	At December 31, 2024
Assets
Cash and equivalents	$19,457	$14,711
Debt securities (Note 4)	2,905	3,079
Loan receivables: (Notes 5 and 6)
Unsecuritized loans held for investment	78,566	83,382
Restricted loans of consolidated securitization entities	21,210	21,339
Total loan receivables	99,776	104,721
Less: Allowance for credit losses	(10,564)	(10,929)
Loan receivables, net	89,212	93,792
Loan receivables held for sale (Note 5)	191	—
Goodwill	1,274	1,274
Intangible assets, net (Note 7)	862	854
Other assets	6,604	5,753
Total assets	$120,505	$119,463

Liabilities and Equity
Deposits: (Note 8)
Interest-bearing deposit accounts	$81,857	$81,664
Non-interest-bearing deposit accounts	405	398
Total deposits	82,262	82,062
Borrowings: (Notes 6 and 9)
Borrowings of consolidated securitization entities	8,340	7,842
Senior and subordinated unsecured notes	7,669	7,620
Total borrowings	16,009	15,462
Accrued expenses and other liabilities	5,282	5,359
Total liabilities	$103,553	$102,883

Equity:
Preferred stock, par value $0.001 per share; 1,250,000 shares authorized, issued and outstanding; and aggregate liquidation preference of $1,250 at both June 30, 2025 and December 31, 2024	$1,222	$1,222
Common stock, par value $0.001 per share; 4,000,000,000 shares authorized; 833,984,684 shares issued at both June 30, 2025 and December 31, 2024; 371,942,844 and 388,261,077 shares outstanding at June 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	9,836	9,853
Retained earnings	23,036	21,635
Accumulated other comprehensive income (loss):
Debt securities	(12)	(23)
Currency translation adjustments	(40)	(44)
Employee benefit plans and other	7	8
Treasury stock, at cost; 462,041,840 and 445,723,607 shares at June 30, 2025 and December 31, 2024, respectively	(17,098)	(16,072)
Total equity	16,952	16,580
Total liabilities and equity	$120,505	$119,463
See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
____________________________________________________________________________________________

	Preferred Stock		Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2024	750	$734	833,985	$1	$9,775	$18,662	$(68)	$(15,201)	$13,903
Net earnings			—	—	—	1,293	—	—	1,293
Other comprehensive income	—	—	—	—	—	—	(1)	—	(1)
Issuance of preferred stock	500	488	—	—	—	—	—		488
Purchases of treasury stock	—	—	—	—	—	—	—	(300)	(300)
Stock-based compensation	—	—	—	—	(7)	(52)	—	71	12
Dividends - Series A preferred stock ($14.06 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividends - common stock ($0.25 per share)	—	—	—	—	—	(102)	—	—	(102)
Balance at March 31, 2024	1,250	$1,222	833,985	$1	$9,768	$19,790	$(69)	$(15,430)	$15,282
Net earnings	—	—	—	—	—	643	—	—	643
Other comprehensive income	—	—	—	—	—	—	(4)	—	(4)
Purchases of treasury stock	—	—	—	—	—	—	—	(305)	(305)
Stock-based compensation	—	—	—	—	25	(4)	—	22	43
Dividends - Series A preferred stock ($14.06 per share)	—	—	—	—	—	(10)	—	—	(10)
Dividends - Series B preferred stock ($18.79 per share)	—	—	—	—	—	(9)	—	—	(9)
Dividends - common stock ($0.25 per share)	—	—	—	—	—	(100)	—	—	(100)
Balance at June 30, 2024	1,250	$1,222	833,985	$1	$9,793	$20,310	$(73)	$(15,713)	$15,540

	Preferred Stock		Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2025	1,250	$1,222	833,985	$1	$9,853	$21,635	$(59)	$(16,072)	$16,580
Net earnings	—	—	—	—	—	757	—	—	757
Other comprehensive income	—	—	—	—	—	—	6	—	6
Purchases of treasury stock	—	—	—	—	—	—	—	(605)	(605)
Stock-based compensation	—	—	—	—	(49)	(65)	—	75	(39)
Dividends - Series A preferred stock ($14.06 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividends - Series B preferred stock ($20.63 per share)	—	—	—	—	—	(10)	—	—	(10)
Dividends - common stock ($0.25 per share)	—	—	—	—	—	(97)	—	—	(97)
Balance at March 31, 2025	1,250	$1,222	833,985	$1	$9,804	$22,209	$(53)	$(16,602)	$16,581
Net earnings	—	—	—	—	—	967	—	—	967
Other comprehensive income	—	—	—	—	—	—	8	—	8
Purchases of treasury stock	—	—	—	—	—	—	—	(504)	(504)
Stock-based compensation	—	—	—	—	32	(5)	—	8	35
Dividends - Series A preferred stock ($14.06 per share)	—	—	—	—	—	(10)	—	—	(10)
Dividends - Series B preferred stock ($20.63 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividends - common stock ($0.30 per share)	—	—	—	—	—	(114)	—	—	(114)
Balance at June 30, 2025	1,250	$1,222	833,985	$1	$9,836	$23,036	$(45)	$(17,098)	$16,952

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
____________________________________________________________________________________________

	Six months ended June 30,
($ in millions)	2025	2024
Cash flows - operating activities
Net earnings	$1,724	$1,936
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for credit losses	2,637	3,575
Deferred income taxes	31	(8)
Depreciation and amortization	247	240
Gain on sale of business	—	(1,069)
All other operating activities	280	208
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions
(Increase) decrease in interest and fees receivable	(65)	209
(Increase) decrease in other assets	(9)	(120)
Increase (decrease) in accrued expenses and other liabilities	(85)	(239)
Cash provided from (used for) operating activities	4,760	4,732

Cash flows - investing activities
Maturity and sales of debt securities	1,205	2,196
Purchases of debt securities	(1,006)	(1,047)
Acquisitions, net of cash acquired	—	(1,935)
Proceeds from sale of business, net of cash and restricted cash sold	—	491
Net (increase) decrease in loan receivables, including held for sale	1,607	(1,092)
All other investing activities	(444)	(322)
Cash provided from (used for) investing activities	1,362	(1,709)

Cash flows - financing activities
Borrowings of consolidated securitization entities
Proceeds from issuance of securitized debt	1,495	947
Maturities and repayment of securitized debt	(1,000)	(700)
Senior and subordinated unsecured notes
Proceeds from issuance of senior and subordinated unsecured notes	794	—
Maturities and repayment of senior and subordinated unsecured notes	(750)	(600)
Proceeds from issuance of preferred stock	—	488
Dividends paid on preferred stock	(42)	(30)
Net increase (decrease) in deposits	195	1,938
Purchases of treasury stock	(1,109)	(605)
Dividends paid on common stock	(211)	(202)
All other financing activities	(70)	1
Cash provided from (used for) financing activities	(698)	1,237

Increase (decrease) in cash and equivalents, including restricted amounts	5,424	4,260
Cash and equivalents, including restricted amounts, at beginning of period	14,755	14,420
Cash and equivalents at end of period:
Cash and equivalents	19,457	18,632
Restricted cash and equivalents included in other assets	722	48
Total cash and equivalents, including restricted amounts, at end of period	$20,179	$18,680
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
Preparing financial statements in conformity with U.S. GAAP requires us to make estimates based on assumptions about current, and for some estimates, future, economic and market conditions (for example, unemployment, interest rates and market liquidity) which affect reported amounts and related disclosures in our condensed consolidated financial statements. Although our current estimates contemplate current conditions and how we expect them to change in the future, as appropriate, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially affect our results of operations and financial position. Among other effects, such changes could result in incremental losses on loan receivables, future impairments of debt securities, goodwill and intangible assets, increases in reserves for contingencies, establishment of valuation allowances on deferred tax assets and increases in our tax liabilities.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires disaggregated information about certain income statement line items in a tabular format in the notes to the financial statements. The Company will adopt this guidance on its effective date, which for us is beginning within our December 31, 2027 Form 10-K, and is currently determining the method of adoption, however, it is not expected to have a material impact on our Consolidated Financial Statements.
Allowance for Credit Losses
Changes in methodology for Allowance for Credit Losses
At June 30, 2025, our Allowance for Credit Losses reflects changes we made during the three months ended March 31, 2025 to our methodology related to the modeling of loss projections attributable to existing loan balances and the reversion to historical mean. Our updated loss forecasting methodology utilizes a statistical, account-level model that analyzes probability of default and exposure at default for our loan receivables, as compared to our prior methodology which utilized an enhanced migration analysis to estimate credit losses. Our reversion methodology, which continues to be applied over a 6-month period, also changed from the prior weighted approach used since the adoption of CECL to apply a straight-line methodology. These changes in methodology were made prospectively to enhance our expected credit loss estimation capabilities and did not have a material effect on our Allowance for Credit Losses in the period of implementation.
For periods presented prior to March 31, 2025, the Allowance for Credit Losses reflects the methodology utilized prior to these changes. See 2024 Form 10-K for additional information on the prior methodology for our Allowance for Credit Losses, and see below for additional information on the updated methodology reflected in the Allowance for Credit Losses at June 30, 2025.
Losses on loan receivables are estimated and recognized upon origination of the loan, based on expected credit losses for the life of the loan balance as of the period end date. Expected credit loss estimates involve modeling loss projections attributable to existing loan balances, considering historical experience, current conditions and future expectations for pools of loans with similar risk characteristics, such as retailer, performance and credit attributes, over the reasonable and supportable forecast period and considers historical loss information beyond the reasonable and supportable period.
We use a probability of default and exposure at default model to estimate the expected loan loss, which considers uncollectible principal, interest and fees reflected in the loan receivables, segmented into pools of loans with similar risk characteristics, as well as individual credit characteristics for each account. The model considers a macroeconomic forecast, with unemployment and certain income measures as primary variables. We also perform a qualitative assessment in addition to model estimates and apply qualitative adjustments as necessary.

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
The reasonable and supportable forecast period is determined primarily based upon an assessment of the current economic outlook, including our ability to use available data to accurately forecast losses over time. The reasonable and supportable forecast period used in our estimate of credit losses at June 30, 2025 was 12 months, consistent with the forecast period utilized since adoption of CECL. The Company reassesses the reasonable and supportable forecast period on a quarterly basis. Beyond the reasonable and supportable forecast period, we revert to historical loss information at the loan receivables segment level over a 6-month period on a straight-line basis, and utilize historical loss information thereafter for the remaining life of the portfolio. The historical loss information is derived from a combination of recessionary and non-recessionary performance periods, weighted by the estimated time span of each period. Similar to the reasonable and supportable forecast period, we also reassess the reversion period and historical mean on a quarterly basis, considering any required adjustments for differences in underwriting standards, portfolio mix, and other relevant data shifts over time.
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
NOTE 4.    DEBT SECURITIES
All of our debt securities are classified as available-for-sale and are held to meet our liquidity objectives or to comply with the Community Reinvestment Act (“CRA”). Our debt securities consist of the following:

	June 30, 2025				December 31, 2024
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
($ in millions)	cost	gains	losses	fair value	cost	gains	losses	fair value
U.S. government and federal agency	$1,798	$7	$—	$1,805	$1,841	$3	$—	$1,844
State and municipal	26	—	—	26	17	—	(1)	16
Residential mortgage-backed(a)	310	—	(27)	283	324	—	(35)	289
Asset-backed(b)	778	4	—	782	919	4	(1)	922
Other	8	1	—	9	8	—	—	8
Total(c)	$2,920	$12	$(27)	$2,905	$3,109	$7	$(37)	$3,079
_______________________
(a)    All of our residential mortgage-backed securities have been issued by government-sponsored entities and are collateralized by U.S. mortgages.
(b)    Our asset-backed securities are collateralized by credit card and auto loans.
(c)    At June 30, 2025 and December 31, 2024, the estimated fair value of debt securities pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve discount window advances was $451 million and $551 million, respectively.

The following table presents the estimated fair values and gross unrealized losses of our available-for-sale debt securities:

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
($ in millions)	fair value	losses	fair value	losses
At June 30, 2025
U.S. government and federal agency	$—	$—	$—	$—
State and municipal	9	—	6	—
Residential mortgage-backed	9	—	255	(27)
Asset-backed	58	—	4	—
Other	—	—	—	—
Total(a)	$76	$—	$265	$(27)

At December 31, 2024
U.S. government and federal agency	$199	$—	$—	$—
State and municipal	12	(1)	3	—
Residential mortgage-backed	5	—	279	(35)
Asset-backed	79	(1)	4	—
Other	—	—	—	—
Total(a)	$295	$(2)	$286	$(35)
______________________
(a)Consists of 221 and 224 securities in gross unrealized loss positions at June 30, 2025 and December 31, 2024, respectively.
We regularly review debt securities for impairment resulting from credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end. Based on our assessment, no material impairments from credit losses were recognized during the period.
We presently do not intend to sell our debt securities that are in an unrealized loss position and believe that it is not more likely than not that we will be required to sell these securities before recovery of our amortized cost.

Contractual Maturities of Investments in Available-for-Sale Debt Securities

At June 30, 2025 ($ in millions)	Due within 1 year	Due after 1 year through 5 years	Due after 5 years through 10 years	Due after 10 years	Total

U.S. government and federal agency	$952	$853	$—	$—	$1,805
State and municipal	—	3	3	20	26
Residential mortgage-backed	—	12	109	162	283
Asset-backed	315	467	—	—	782
Other	—	9	—	—	9
Total estimated fair value	$1,267	$1,344	$112	$182	$2,905

Amortized cost	$1,265	$1,334	$118	$203	$2,920
Weighted average yield(a)	4.6%	4.4%	1.8%	2.7%	4.2%
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
There were no material realized gains or losses recognized for the six months ended June 30, 2025 and 2024.
Although we generally do not have the intent to sell any specific securities held at June 30, 2025, in the ordinary course of managing our debt securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield, liquidity requirements and funding obligations.
NOTE 5.    LOAN RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

($ in millions)	June 30, 2025	December 31, 2024
Credit cards	$92,036	$96,818
Consumer installment loans	5,669	5,971
Commercial credit products	1,980	1,826
Other	91	106
Total loan receivables, before allowance for credit losses(a)(b)(c)	$99,776	$104,721
_______________________
(a)Total loan receivables include $21.2 billion and $21.3 billion of restricted loans of consolidated securitization entities at June 30, 2025 and December 31, 2024, respectively. See Note 6. Variable Interest Entities for further information.
(b)At June 30, 2025 and December 31, 2024, loan receivables included deferred costs, net of purchase discounts and deferred income of $(156) million and $(212) million, respectively.
(c)At June 30, 2025 and December 31, 2024, $19.9 billion and $20.7 billion, respectively, of loan receivables were pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve discount window advances.
Loan Receivables Held for Sale
During the second quarter of 2025, we entered into an agreement to sell loan receivables associated with one of our retailer program agreements. As a result, at June 30, 2025, these loan receivables are classified as loan receivables held for sale on our Condensed Consolidated Statement of Financial Position. The sale of the portfolio, which is subject to customary closing conditions, is expected to be completed in the fourth quarter of 2025.

Allowance for Credit Losses(a)

($ in millions)	Balance at April 1, 2025	Provision charged to operations(b)	Gross charge-offs	Recoveries	Other	Balance at June 30, 2025
Credit cards	$10,133	$1,077	$(1,674)	$370	$—	$9,906
Consumer installment loans	584	38	(92)	15	—	545
Commercial credit products	110	32	(33)	3	—	112
Other	1	—	—	—	—	1
Total	$10,828	$1,147	$(1,799)	$388	$—	$10,564

($ in millions)	Balance at April 1, 2024	Provision charged to operations(b)	Gross charge-offs	Recoveries	Other	Balance at June 30, 2024
Credit cards	$10,194	$1,547	$(1,832)	$339	$7	$10,255
Consumer installment loans	581	113	(107)	15	—	602
Commercial credit products	127	31	(37)	2	—	123
Other	3	—	(1)	—	—	2
Total	$10,905	$1,691	$(1,977)	$356	$7	$10,982

($ in millions)	Balance at January 1, 2025	Provision charged to operations(b)	Gross charge-offs	Recoveries	Other	Balance at June 30, 2025
Credit cards	$10,259	$2,413	$(3,496)	$730	$—	$9,906
Consumer installment loans	542	173	(202)	32	—	545
Commercial credit products	127	48	(68)	5	—	112
Other	1	—	—	—	—	1
Total	$10,929	$2,634	$(3,766)	$767	$—	$10,564

($ in millions)	Balance at January 1, 2024	Provision charged to operations(b)	Gross charge-offs	Recoveries	Other(c)	Balance at June 30, 2024
Credit cards	$10,156	$3,055	$(3,593)	$630	$7	$10,255
Consumer installment loans	279	458	(197)	23	39	602
Commercial credit products	131	6	(72)	4	—	123
Other	5	(2)	(1)	—	—	2
Total	$10,571	$3,517	$(3,863)	$657	$46	$10,982
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
The reasonable and supportable forecast period used in our estimate of credit losses at June 30, 2025 was 12 months, consistent with the forecast period utilized since the adoption of CECL. Beyond the reasonable and supportable forecast period, we revert to historical loss information at the loan receivables segment level over a 6-month period, and utilize historical loss information thereafter for the remaining life of the portfolio.

Losses on loan receivables, including those which are modified for borrowers experiencing financial difficulty, are estimated and recognized upon origination of the loan, based on expected credit losses for the life of the loan balance at June 30, 2025. Expected credit loss estimates are developed using both quantitative models and qualitative adjustments, and incorporates a macroeconomic forecast. The current and forecasted economic conditions at the balance sheet date are reflected in our current estimate of expected credit losses, which includes consideration of the decrease in both loan receivables and delinquent balances as a percentage of loan receivables, compared to the prior year period, as well as expectations of the macroeconomic environment. Our allowance for credit losses decreased to $10.6 billion during the six months ended June 30, 2025, primarily reflecting these conditions. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies for additional information on our significant accounting policies related to our allowance for credit losses at June 30, 2025, and Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our 2024 annual consolidated financial statements within our 2024 Form 10-K, for additional information on our significant accounting policies related to our allowance for credit losses at December 31, 2024.
Delinquent and Non-accrual Loans
The following table provides information on our delinquent and non-accrual loan receivables:

At June 30, 2025 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing
Credit cards	$1,960	$1,995	$3,955	$1,995	$—
Consumer installment loans	117	26	143	—	26
Commercial credit products	37	38	75	38	—
Total delinquent loans	$2,114	$2,059	$4,173	$2,033	$26
Percentage of total loan receivables	2.1%	2.1%	4.2%	2.0%	—%

At December 31, 2024 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing
Credit cards	$2,229	$2,431	$4,660	$2,431	$—
Consumer installment loans	139	39	178	—	39
Commercial credit products	45	42	87	42	—
Total delinquent loans	$2,413	$2,512	$4,925	$2,473	$39
Percentage of total loan receivables	2.3%	2.4%	4.7%	2.4%	—%

Credit Quality Indicators
Our loan receivables portfolio includes both secured and unsecured loans. Secured loan receivables are largely comprised of consumer installment loans secured by equipment. Unsecured loan receivables are largely comprised of our open-ended consumer and commercial revolving credit card loans. As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, including delinquency information, as well as information from credit bureaus relating to the customer’s broader credit performance. We utilize VantageScore credit data and scores to assist in our assessment of credit quality. VantageScore credit data and scores are obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three credit score categories: (i) 651 or higher, which are considered the strongest credits; (ii) 591 to 650, considered moderate credit risk; and (iii) 590 or less, which are considered weaker credits. There are certain customer accounts, including for our commercial credit products, for which a VantageScore credit score may not be available where we use alternative sources to assess their credit quality and predict behavior. The following table provides the most recent VantageScore credit scores, or equivalent, available for our revolving credit card and commercial credit product customers at June 30, 2025, December 31, 2024 and June 30, 2024, respectively, as a percentage of each class of loan receivable. The table below excludes 0.3% of our total loan receivables balance for our credit cards and commercial credit products at each of June 30, 2025, December 31, 2024 and June 30, 2024, which represents those customer accounts for which a VantageScore credit score, or equivalent, is not available.

	June 30, 2025			December 31, 2024			June 30, 2024
	651 or	591 to	590 or	651 or	591 to	590 or	651 or	591 to	590 or
	higher	650	less	higher	650	less	higher	650	less
Credit cards	74%	18%	8%	73%	19%	8%	73%	19%	8%
Commercial credit products	83%	11%	6%	83%	7%	10%	84%	7%	9%
Consumer Installment Loans
Delinquency trends are the primary credit quality indicator for our consumer installment loans, which we use to monitor credit quality and risk within the portfolio. The tables below include information on our consumer installment loans by origination year.
Consumer Installment Loans by Origination Year

	By origination year
At June 30, 2025 ($ in millions)	2025	2024	2023	2022	2021	Prior	Total
Amortized cost basis	$1,094	$1,950	$1,376	$805	$320	$124	$5,669
30-89 days delinquent	$11	$37	$33	$23	$9	$4	$117
90 or more days delinquent	$2	$9	$7	$5	$2	$1	$26

	By origination year
At December 31, 2024 ($ in millions)	2024	2023	2022	2021	2020	Prior	Total
Amortized cost basis	$2,581	$1,761	$1,005	$424	$166	$34	$5,971
30-89 days delinquent	$47	$44	$30	$12	$5	$1	$139
90 or more days delinquent	$13	$13	$9	$3	$1	$—	$39

Gross Charge-offs for Consumer Installment Loans by Origination Year

	By origination year
For the six months ended ($ in millions)	2025	2024	2023	2022	2021	Prior	Total
June 30, 2025	$1	$71	$66	$44	$14	$6	$202
June 30, 2024	$—	$5	$97	$59	$24	$12	$197
Loan Modifications to Borrowers Experiencing Financial Difficulty
The following tables provides information on our loan modifications made to borrowers experiencing financial difficulty during the periods presented, which do not include loans that are classified as loan receivables held for sale:

Three months ended June 30	2025		2024
($ in millions)	Amount	% of Total Class of Loan Receivables	Amount	% of Total Class of Loan Receivables
Long-term modifications
Credit cards	$383	0.4%	$409	0.4%
Consumer installment loans	—	—%	—	—%
Commercial credit products	2	0.1%	2	0.1%
Short-term modifications
Credit cards	206	0.2%	226	0.2%
Consumer installment loans	—	—%	—	—%
Commercial credit products	—	—%	1	—%
Total	$591	0.6%	$638	0.6%

Six months ended June 30	2025		2024
($ in millions)	Amount(a)	% of Total Class of Loan Receivables	Amount	% of Total Class of Loan Receivables
Long-term modifications
Credit cards	$822	0.9%	$880	0.9%
Consumer installment loans	—	—%	—	—%
Commercial credit products	5	0.3%	4	0.2%
Short-term modifications
Credit cards	461	0.5%	473	0.5%
Consumer installment loans	—	—%	—	—%
Commercial credit products	1	—%	1	—%
Total	$1,289	1.3%	$1,358	1.3%
_______________________
(a)Represents balance at enrollment date. Long-term and short-term loan modifications made to borrowers for the six months ended June 30, 2025 had amortized cost balances at June 30, 2025 of $732 million and $124 million, respectively.
Financial Effects of Loan Modifications to Borrowers Experiencing Financial Difficulty
As part of our loan modifications to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. For long-term modifications made in the three and six months ended June 30, 2025 and 2024, the financial effect of these modifications reduced the weighted-average interest rates by 97% for all periods presented. For short-term modifications made in the three months ended June 30, 2025 and 2024, unpaid balances of $13 million and $15 million, respectively, were forgiven related to borrowers who successfully exited the program. For short-term modifications made in the six months ended June 30, 2025 and 2024, unpaid balances of $118 million and $114 million, respectively, were forgiven related to borrowers who successfully exited the program. Additionally, beginning in late 2024, for borrowers that newly enroll in our short-term loan modification programs, we no longer charge interest and penalty fees during the term of the program and also typically waive accrued and unpaid interest and fees at the time of enrollment.
Performance of Loans Modified to Borrowers Experiencing Financial Difficulty
The following tables provide information on the performance of loans modified to borrowers experiencing financial difficulty which have been modified within the previous 12 months from the applicable balance sheet date and remained in a modification program at June 30, 2025 and 2024, respectively:

	Amortized cost basis
At June 30, 2025 ($ in millions)	Current	30-89 days delinquent	90 or more days delinquent	Total past due(a)
Long-term modifications
Credit cards	$997	$148	$117	$265
Consumer installment loans	—	—	—	—
Commercial credit products	4	1	1	2
Short-term modifications
Credit cards	56	30	38	68
Consumer installment loans	—	—	—	—
Commercial credit products	—	—	—	—
Total delinquent modified loans	$1,057	$179	$156	$335
Percentage of total loan receivables	1.1%	0.2%	0.2%	0.3%

	Amortized cost basis
At June 30, 2024 ($ in millions)	Current	30-89 days delinquent	90 or more days delinquent	Total past due(a)
Long-term modifications
Credit cards	$993	$157	$133	$290
Consumer installment loans	—	—	—	—
Commercial credit products	3	1	1	2
Short-term modifications
Credit cards	67	36	45	81
Consumer installment loans	—	—	—	—
Commercial credit products	—	—	—	—
Total delinquent modified loans	$1,063	$194	$179	$373
Percentage of total loan receivables	1.0%	0.2%	0.2%	0.4%
___________________
(a)    Once a loan has been modified, it only returns to current status if the borrower pays the total minimum payment due or if the loan is re-aged after three consecutive monthly program payments are received post the modification date.
Payment Defaults
The following tables present the type, number and amount of loans to borrowers experiencing financial difficulty that enrolled in a long-term modification program within the previous 12 months from the applicable balance sheet date, and experienced a payment default and charged-off during the period presented:

Three months ended June 30	2025		2024
($ in millions, accounts in thousands)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	36	$103	34	$96
Consumer installment loans	—	—	—	—
Commercial credit products	—	1	1	1
Total	36	$104	35	$97

Six months ended June 30	2025		2024
($ in millions, accounts in thousands)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	67	$190	81	$214
Consumer installment loans	—	—	—	—
Commercial credit products	—	1	1	2
Total	67	$191	82	$216
Of the loans modified to borrowers experiencing financial difficulty that enrolled in a short-term modification program within the previous 12 months from the applicable balance sheet date, 63% and 56% had fully completed all required payments and successfully exited the program during the six months ended June 30, 2025 and 2024, respectively.
Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and by applying a consistent underwriting approach for all of our credit products. Unused credit card lines available to our customers totaled approximately $435 billion and $433 billion at June 30, 2025 and December 31, 2024, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.

Interest Income by Product
The following table provides additional information about our interest and fees on loans, including merchant discounts, from our loan receivables, including held for sale:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Credit cards(a)	$5,076	$5,013	$10,131	$10,109
Consumer installment loans	207	243	418	392
Commercial credit products	43	43	88	88
Other	2	2	3	5
Total(b)	$5,328	$5,301	$10,640	$10,594
_______________________
(a)Interest income on credit cards that was reversed related to accrued interest receivables written off was $578 million and $595 million for the three months ended June 30, 2025 and 2024, respectively, and $1.2 billion for both the six months ended June 30, 2025 and 2024, respectively.
(b)Deferred merchant discounts to be recognized in interest income at both June 30, 2025 and December 31, 2024, were $1.7 billion and $1.8 billion, respectively, which are included in Accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Position.

NOTE 6.    VARIABLE INTEREST ENTITIES
We use VIEs to securitize loan receivables and arrange public and private asset-backed financing in the ordinary course of business through Synchrony Card Issuance Trust, as well as private asset-backed financing through Synchrony Credit Card Master Note Trust and Synchrony Sales Finance Master Trust. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE and we did not provide non-contractual support for previously transferred loan receivables to any of these VIEs in the three and six months ended June 30, 2025 and 2024. Our VIEs are able to accept new loan receivables and arrange new asset-backed financings, consistent with the requirements and limitations on such activities placed on the VIE by existing investors. Once an account has been designated to a VIE, the contractual arrangements we have require all existing and future loan receivables originated under such account to be transferred to the VIE. The amount of loan receivables held by our VIEs in excess of the minimum amount required under the asset-backed financing arrangements with investors may be removed by us under removal of accounts provisions. All loan receivables held by a VIE are subject to claims of third-party investors.
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
The table below summarizes the assets and liabilities of our consolidated securitization VIEs described above:

($ in millions)	June 30, 2025	December 31, 2024
Assets
Loan receivables, net(a)	$19,346	$19,439
Other assets(b)	727	44
Total	$20,073	$19,483

Liabilities
Borrowings	$8,340	$7,842
Other liabilities	28	27
Total	$8,368	$7,869
_______________________
(a)    Includes $1.9 billion and $1.9 billion of related allowance for credit losses resulting in gross restricted loan receivables of $21.2 billion and $21.3 billion at June 30, 2025 and December 31, 2024, respectively.
(b)    Includes $720 million and $40 million of segregated funds held by the VIEs at June 30, 2025 and December 31, 2024, respectively, which are classified as restricted cash and equivalents and included as a component of Other assets in our Condensed Consolidated Statements of Financial Position.
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
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $1.0 billion for both the three months ended June 30, 2025 and 2024. Related expenses consisted primarily of provision for credit losses of $260 million and $257 million for the three months ended June 30, 2025 and 2024, respectively, and interest expense of $104 million and $110 million for the three months ended June 30, 2025 and 2024, respectively.

Income (principally, interest and fees on loans) earned by our consolidated VIEs was $2.1 billion and $2.0 billion for the six months ended June 30, 2025 and 2024, respectively. Related expenses consisted primarily of provision for credit losses of $462 million and $422 million for the six months ended June 30, 2025 and 2024, respectively, and interest expense of $208 million and $215 million for the six months ended June 30, 2025 and 2024, respectively.
These amounts do not include intercompany transactions, principally fees and interest, which are eliminated in our condensed consolidated financial statements.
Non-consolidated VIEs
As part of our community reinvestment initiatives, we invest in funds that invest in affordable housing properties and receive affordable housing tax credits for these investments. We account for these investments using the proportional amortization method, where the costs of the investment are amortized in proportion to the income tax credits and other income tax benefits received. These investments are included in Other assets within our Condensed Consolidated Statements of Financial Position totaled $858 million and $776 million at June 30, 2025 and December 31, 2024, respectively, and represent our total exposure for these entities.
For the three months ended June 30, 2025 and 2024, provision for income taxes included amortization expense of $46 million and $24 million, respectively, and tax credits and other tax benefits of $55 million and $28 million, respectively, associated with investments in affordable housing properties. For the six months ended June 30, 2025 and 2024, provision for income taxes included amortization expense of $73 million and $47 million, respectively, and tax credits and other tax benefits of $88 million and $56 million, respectively, associated with investments in affordable housing properties.
Our other investments in non-consolidated VIEs, totaled $285 million and $274 million at June 30, 2025 and December 31, 2024, respectively, are included in Other assets within our Condensed Consolidated Statements of Financial Position. At June 30, 2025, the Company also had investment commitments of $183 million related to these investments.
NOTE 7.    INTANGIBLE ASSETS

	June 30, 2025			December 31, 2024
($ in millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Capitalized software	$2,541	$(1,736)	$805	$2,361	$(1,569)	$792
Other	194	(137)	57	195	(133)	62
Total	$2,735	$(1,873)	$862	$2,556	$(1,702)	$854
During the six months ended June 30, 2025, we recorded additions to intangible assets subject to amortization of $182 million, primarily related to capitalized software expenditures.
Amortization expense was $87 million and $80 million for the three months ended June 30, 2025 and 2024, respectively, and $173 million and $160 million for the six months ended June 30, 2025 and 2024, respectively, and is included as a component of Other expense in our Condensed Consolidated Statements of Earnings.

NOTE 8.    DEPOSITS
Deposits

($ in millions)	June 30, 2025	December 31, 2024
Interest-bearing deposits:
Money market and other demand deposits	$2,757	$2,264
Savings	30,964	28,605
Certificates of deposit
Direct	39,596	41,055
Brokered	4,962	5,891
Brokered sweep accounts	3,578	3,849
Total interest-bearing deposits	81,857	81,664

Total non-interest-bearing deposits	405	398
Total deposits	$82,262	$82,062
Certificates of Deposit
At June 30, 2025, our certificates of deposit maturing for the remainder of 2025 and over the next four years and thereafter were as follows:

($ in millions)	2025	2026	2027	2028	2029	Thereafter
Certificates of deposit	$14,622	$22,011	$3,651	$1,939	$1,178	$1,157
At June 30, 2025 and December 31, 2024, direct certificates of deposit of $11.1 billion and $11.2 billion, respectively, were of denominations at or exceeding applicable FDIC insurance limits, which are generally $250,000 per depositor for each account ownership category. These amounts include partially insured certificates of deposit. At June 30, 2025 and December 31, 2024, the portion of these direct certificates of deposit estimated to be uninsured was $3.8 billion and $3.7 billion, respectively. Brokered certificates of deposit are assumed to be individual deposit balances within applicable FDIC insurance limits.
Brokered Sweep Deposits
Our broker network deposit sweeps are procured through a program arranger who channels brokerage account deposits to us. Unless extended, the contracts associated with these broker network deposit sweeps will terminate between 2025 and 2029.

NOTE 9.    BORROWINGS

	June 30, 2025				December 31, 2024
($ in millions)	Maturity date	Interest Rate	Weighted average interest rate	Outstanding Amount(a)(b)	Outstanding Amount(a)(b)
Borrowings of consolidated securitization entities:
Fixed securitized borrowings	2025 - 2028	3.86% - 5.74%	4.95%	$5,415	$4,917
Floating securitized borrowings	2026 - 2028	5.00% - 5.37%	5.13%	2,925	2,925
Total borrowings of consolidated securitization entities			5.02%	8,340	7,842

Senior unsecured notes:
Synchrony Financial senior unsecured notes:
Fixed senior unsecured notes	2025 - 2031	2.88% - 5.15%	4.05%	3,889	4,637
Fixed to floating senior unsecured notes(c)	2030 - 2031	5.45% - 5.94%	5.68%	1,540	745

Synchrony Bank senior unsecured notes:
Fixed senior unsecured notes	2025 - 2027	5.40% - 5.63%	5.49%	1,498	1,497
Total senior unsecured notes			4.73%	6,927	6,879

Subordinated unsecured notes:
Synchrony Financial subordinated unsecured notes:
Fixed subordinated unsecured notes	2033	7.25%	7.25%	742	741
Total senior and subordinated unsecured notes			4.97%	7,669	7,620

Total borrowings				$16,009	$15,462
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
Debt Maturities
The following table summarizes the maturities of the principal amount of our borrowings of consolidated securitization entities and senior and subordinated unsecured notes for the remainder of 2025 and over the next four years and thereafter:

($ in millions)	2025(a)	2026	2027	2028	2029	Thereafter
Borrowings	$2,575	$3,800	$4,200	$1,775	$650	$3,050
___________________
(a)Includes $1.0 billion of fixed senior unsecured notes issued by Synchrony Financial and $675 million of fixed securitized borrowings which matured and were repaid in July 2025.
Additional Sources of Liquidity
We have undrawn committed and uncommitted capacity under certain credit facilities, primarily from private lenders under our securitization programs, subject to customary borrowing conditions, and also have access to the Federal Reserve discount window. At both June 30, 2025 and December 31, 2024, we had:
•an aggregate of $2.6 billion of undrawn capacity under our securitization financings, of which $2.1 billion was committed and $450 million was uncommitted,
•an aggregate of $500 million of undrawn committed capacity under our unsecured revolving credit facility with private lenders, and
•an aggregate of $10.8 billion and $11.5 billion, respectively, of available borrowing capacity through the Federal Reserve discount window based on the amount and type of assets pledged.

NOTE 10.    FAIR VALUE MEASUREMENTS
For a description of how we estimate fair value, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies in our 2024 annual consolidated financial statements within our 2024 Form 10-K. The following tables present our assets and liabilities measured at fair value on a recurring basis.
Recurring Fair Value Measurements

At June 30, 2025 ($ in millions)	Level 1	Level 2	Level 3	Total(a)
Assets
Debt securities
U.S. government and federal agency	$—	$1,805	$—	$1,805
State and municipal	—	—	26	26
Residential mortgage-backed	—	283	—	283
Asset-backed	—	782	—	782
Other	—	—	9	9
Other(b)	14	—	3	17
Total	$14	$2,870	$38	$2,922

Liabilities
Other(c)	$—	$—	$1	$1
Total	$—	$—	$1	$1

At December 31, 2024 ($ in millions)	Level 1	Level 2	Level 3	Total(a)
Assets
Debt securities
U.S. government and federal agency	$—	$1,844	$—	$1,844
State and municipal	—	—	16	16
Residential mortgage-backed	—	289	—	289
Asset-backed	—	922	—	922
Other	—	—	8	8
Other(b)	14	—	6	20
Total	$14	$3,055	$30	$3,099

Liabilities
Other(c)	$—	$—	$11	$11
Total	$—	$—	$11	$11
_______________________
(a)    For the six months ended June 30, 2025 and 2024, there were no fair value measurements transferred between levels and changes in our Level 3 assets and liabilities were not material.
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

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

	Carrying	Corresponding fair value amount
At June 30, 2025 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$19,457	$19,457	$18,960	$497	$—
Other assets(a)(b)	$722	$722	$722	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$89,400	$102,983	$—	$—	$102,983

Financial Liabilities(d)
Financial liabilities carried at other than fair value:
Deposits(e)	$82,262	$82,372	$—	$82,372	$—
Borrowings of consolidated securitization entities	$8,340	$8,395	$—	$5,478	$2,917
Senior and subordinated unsecured notes	$7,669	$7,659	$—	$7,659	$—

	Carrying	Corresponding fair value amount
At December 31, 2024 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$14,711	$14,711	$14,711	$—	$—
Other assets(a)(b)	$44	$44	$44	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$93,785	$106,632	$—	$—	$106,632

Financial Liabilities(d)
Financial liabilities carried at other than fair value:
Deposits(e)	$82,062	$82,256	$—	$82,256	$—
Borrowings of consolidated securitization entities	$7,842	$7,871	$—	$4,950	$2,921
Senior and subordinated unsecured notes	$7,620	$7,502	$—	$7,502	$—
_______________________
(a)    For cash and equivalents and restricted cash and equivalents, carrying value approximates fair value due to the liquid nature and short maturity of these instruments. Cash equivalent classified as Level 2 represent U.S. Government and Federal Agency debt securities with original maturities of three months or less or acquired within three months or less of their maturity.
(b)    This balance relates to restricted cash and equivalents, which is included in Other assets. Excludes accrued interest receivables of $32 million and $25 million at June 30, 2025 and December 31, 2024, respectively, for which carrying value approximates fair value.
(c)    Includes loan receivables held for sale and excludes financial assets for which we have elected the fair value option. Under certain retail partner program agreements, the expected sales proceeds in the event of a sale of their credit card portfolio may be limited to the amounts owed by our customers, which may be less than the fair value indicated above.
(d)Excludes accrued interest payable of $323 million and $339 million, included in Accrued expenses and other liabilities, in our Condensed Consolidated Statements of Financial Position at June 30, 2025 and December 31, 2024, respectively, for which carrying values approximate fair value.
(e)Includes demand deposits with no defined maturity.

Equity Securities Without Readily Determinable Fair Values

	Three months ended		Six months ended
At or for the periods ended June 30 ($ in millions)	2025	2024	2025	2024
Carrying value(a)	$275	$273	$275	$273
Upward adjustments(b)	—	—	—	—
Downward adjustments(b)	—	(2)	—	(2)
_______________________
(a)    Carrying value reflects cumulative purchases and sales in addition to upward and downward carrying value changes, and at December 31, 2024 was $270 million.
(b)    Between January 1, 2018 and June 30, 2025, cumulative upward and downward carrying value adjustments for equity securities held at June 30, 2025 were $201 million and $(9) million, respectively.
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
The Company elected to adopt the option provided by the interim final rule issued by joint federal bank regulatory agencies, which largely delayed the effects of CECL on its regulatory capital. The effects were phased-in over a three-year period through 2024 and were fully phased-in beginning in the first quarter of 2025. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period included both the initial impact of our adoption of CECL at January 1, 2020 and 25% of subsequent changes in our allowance for credit losses during the two-year period ended December 31, 2021, collectively the “CECL regulatory capital transition adjustment”. At December 31, 2024, 25% of the CECL regulatory capital transition adjustment was deferred in our regulatory capital amounts and ratios.
At June 30, 2025 and December 31, 2024, Synchrony Financial met all applicable requirements to be deemed well-capitalized pursuant to Federal Reserve Board regulations. At June 30, 2025 and December 31, 2024, the Bank also met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. There are no conditions or events subsequent to June 30, 2025 that management believes have changed the Company's or the Bank’s capital category.

The actual capital amounts, ratios and the applicable required minimums of the Company and the Bank are as follows:
Synchrony Financial

At June 30, 2025 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)
Total risk-based capital	$17,153	16.9%	$8,137	8.0%
Tier 1 risk-based capital	$15,025	14.8%	$6,103	6.0%
Tier 1 leverage	$15,025	12.7%	$4,741	4.0%
Common equity Tier 1 Capital	$13,803	13.6%	$4,577	4.5%

At December 31, 2024 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)
Total risk-based capital	$17,407	16.5%	$8,433	8.0%
Tier 1 risk-based capital	$15,239	14.5%	$6,325	6.0%
Tier 1 leverage	$15,239	12.9%	$4,717	4.0%
Common equity Tier 1 Capital	$14,017	13.3%	$4,744	4.5%
Synchrony Bank

At June 30, 2025 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio
Total risk-based capital	$15,928	16.4%	$7,758	8.0%	$9,698	10.0%
Tier 1 risk-based capital	$13,854	14.3%	$5,819	6.0%	$7,758	8.0%
Tier 1 leverage	$13,854	12.3%	$4,508	4.0%	$5,635	5.0%
Common equity Tier 1 capital	$13,854	14.3%	$4,364	4.5%	$6,303	6.5%

At December 31, 2024 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio
Total risk-based capital	$15,916	15.8%	$8,037	8.0%	$10,046	10.0%
Tier 1 risk-based capital	$13,805	13.7%	$6,027	6.0%	$8,037	8.0%
Tier 1 leverage	$13,805	12.4%	$4,466	4.0%	$5,582	5.0%
Common equity Tier 1 capital	$13,805	13.7%	$4,521	4.5%	$6,530	6.5%
_______________________
(a)Capital ratios are calculated based on the Basel III Standardized Approach rules. Capital amounts and ratios at December 31, 2024 in the above tables reflect the applicable CECL regulatory capital transition adjustment.
(b)At June 30, 2025 and December 31, 2024, Synchrony Financial and the Bank also must maintain a capital conservation buffer of common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 2.5 percentage points to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.
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
The following table presents the calculation of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
($ and shares in millions, except per share data)	2025	2024	2025	2024
Net earnings	$967	$643	$1,724	$1,936
Preferred stock dividends	(21)	(19)	(42)	(30)
Net earnings available to common stockholders	$946	$624	$1,682	$1,906

Weighted average common shares outstanding, basic	376.2	399.3	380.7	402.0
Effect of dilutive securities	2.9	3.3	3.5	3.4
Weighted average common shares outstanding, dilutive	379.1	402.6	$384.2	405.4

Earnings per basic common share	$2.51	$1.56	$4.42	$4.74
Earnings per diluted common share	$2.50	$1.55	$4.38	$4.70
We have issued stock-based awards under the Synchrony Financial 2024 Long-Term Incentive Plan, along with prior incentive plans. Awards that were considered anti-dilutive and therefore were excluded from the computation of diluted earnings per common share were less than 1 million shares for all periods presented.
NOTE 13.    INCOME TAXES
Unrecognized Tax Benefits

($ in millions)	June 30, 2025	December 31, 2024
Unrecognized tax benefits, excluding related interest expense and penalties(a)	$225	$207
Portion that, if recognized, would reduce tax expense and effective tax rate(b)	$178	$163
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
There have not been any changes to the basis of segmentation or the measurement of performance as compared to the 2024 Form 10-K.
The following table presents segment information for the periods presented herein:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Interest and fees on loans	$5,328	$5,301	$10,640	$10,594
Interest on cash and debt securities	258	281	496	556
Total interest income	5,586	5,582	11,136	11,150
Total interest expense	1,065	1,177	2,151	2,340
Net interest income	4,521	4,405	8,985	8,810

Retailer share arrangements	(992)	(810)	(1,887)	(1,574)

Reserve build (release)	(265)	70	(362)	369
Net charge-offs	1,411	1,621	2,999	3,206
Provision for credit losses	1,146	1,691	2,637	3,575

Other income:
Other income	118	117	267	205
Gain on sale of business(a)	—	—	—	1,069
Total other income	118	117	267	1,274

Other expense:
Employee costs	509	434	1,015	930
Professional fees	236	236	453	456
Marketing and business development	127	129	243	254
Information processing	215	207	434	393
Fraud-related operational losses	34	50	75	100
Other segment items(b)	124	121	268	250
Total other expense	1,245	1,177	2,488	2,383

Provision for income taxes	289	201	516	616

Net earnings	$967	$643	$1,724	$1,936

_____________
(a)Includes $1.1 billion gain on sale recognized in the six months ended June 30, 2024 related to the sale of Pets Best. See Note 3. Acquisitions and Dispositions to our 2024 annual consolidated financial statements in our 2024 Form 10-K for additional information.
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
The following table presents the approximate net interest income impacts forecasted over the next twelve months from an immediate and parallel change in interest rates affecting all interest rate sensitive assets and liabilities at June 30, 2025.

Basis Point Change	At June 30, 2025
($ in millions)
-100 basis points	$(164)
+100 basis points	$73
For a more detailed discussion of our exposure to market risk, refer to “Management's Discussion and Analysis—Quantitative and Qualitative Disclosures about Market Risk” in our 2024 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), and based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

No change in internal control over financial reporting occurred during the fiscal quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding purchases of our common stock primarily related to our share repurchase program that were made by us or on our behalf during the three months ended June 30, 2025.

($ in millions, except per share data)	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs(b)(c)
April 1 - 30, 2025	1,963,034	$51.70	1,909,593	$2,401.3
May 1 - 31, 2025	5,260,066	56.98	5,258,406	2,101.7
June 1 - 30, 2025	1,654,690	61.48	1,654,480	2,000.0
Total	8,877,790	$56.32	8,822,479	$2,000.0
_______________________
(a)Includes 53,441 shares, 1,660 shares and 210 shares withheld in January, February and March, respectively, to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying performance stock awards, restricted stock awards or upon the exercise of stock options.
(b)Amounts exclude commission costs.
(c)In April 2025, the Company announced that the Board of Directors approved a new share repurchase program of up to $2.5 billion through June 30, 2026.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2025, no directors or officers of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each such term is defined in item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Synchrony Financial (incorporated by reference to Exhibit 3.1 of Form 8-K filed by Synchrony Financial on June 13, 2024 (No. 001-36560))
3.2	Amended and Restated Bylaws of Synchrony Financial (incorporated by reference to Exhibit 3.1 of Form 8-K filed by Synchrony Financial on November 1, 2016 (No. 001-36560))
31(a)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
31(b)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
32*	Certification Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included as Exhibit 101)
______________________
*Filed electronically herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synchrony Financial
(Registrant)

July 23, 2025	/s/ Brian J. Wenzel Sr.
Date	Brian J. Wenzel Sr. Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)