Form 10-Q
period 2025-09-30
Synchrony Financial
filed 2025-10-22
CIK 1601712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 17, 2025 was 360,171,098.

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

Cautionary Note Regarding Forward-Looking Statements:
Various statements in this Quarterly Report on Form 10-Q may contain “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “targets,” “outlook,” “estimates,” “will,” “should,” “may,” “aim,” “focus,” “confident,” “trajectory,” “priorities,” “designed,” “consider” or words of similar meaning, but these words are not the exclusive means of identifying forward-looking statements.
Forward-looking statements are based on management’s current expectations and assumptions, and are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, actual results could differ materially from those indicated in these forward-looking statements. Factors that could cause actual results to differ materially include global political, economic, business, competitive, market, regulatory and other factors and risks, such as: the impact of macroeconomic conditions, including factors impacting consumer confidence and economic growth in the United States, such as inflation, interest rates, tariffs (including retaliatory tariffs) and an economic downturn or recession, and whether industry trends we have identified develop as anticipated; the impact of changes in the U.S. presidential administration and Congress on fiscal, monetary and regulatory policy; the impact of the federal government shutdown that began in October 2025; retaining existing partners and attracting new partners, concentration of our revenue in a small number of partners, and promotion and support of our products by our partners; cyber-attacks or other security incidents or breaches; disruptions in the operations of our and our outsourced partners' computer systems and data centers; the financial performance of our partners; product, pricing and policy changes related to the Consumer Financial Protection Bureau’s (the “CFPB”) final rule on credit card late fees, which was vacated in April 2025; the sufficiency of our allowance for credit losses and the accuracy of the assumptions or estimates used in preparing our financial statements, including those related to the CECL accounting guidance; higher borrowing costs and adverse financial market conditions impacting our funding and liquidity, and any reduction in our credit ratings; our ability to grow our deposits in the future; damage to our reputation; our ability to securitize our loan receivables, occurrence of an early amortization of our securitization facilities, loss of the right to service or subservice our securitized loan receivables, and lower payment rates on our securitized loan receivables; changes in market interest rates; effectiveness of our risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, and our ability to manage our credit risk; our ability to offset increases in our costs in retailer share arrangements; competition in the consumer finance industry; our concentration in the U.S. consumer credit market and susceptibility to market fluctuations and legislative and regulatory developments; our ability to successfully develop and commercialize new or enhanced products and services; our ability to realize the value of acquisitions, dispositions and strategic investments; reductions in interchange fees; fraudulent activity; failure of third-parties to provide various services that are important to our operations; international risks and compliance and regulatory risks and costs associated with international operations; alleged infringement of intellectual property rights of others and our ability to protect our intellectual property; litigation, regulatory actions and compliance issues; our ability to attract, retain and motivate key officers and employees; tax legislation initiatives or challenges to our tax positions and/or interpretations, and state sales tax rules and regulations; regulation, supervision, examination and enforcement of our business by governmental authorities, the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and other legislative and regulatory developments and the impact of the CFPB's regulation of our business, including new requirements and constraints that Synchrony and the Bank are or will become subject to as a result of having $100 billion or more in total assets; impact of capital adequacy rules and liquidity requirements; restrictions that limit our ability to pay dividends and repurchase our common stock, and restrictions that limit the Bank’s ability to pay dividends to us; regulations relating to privacy, information security and data protection; use of third-party vendors and ongoing third-party business relationships; and failure to comply with anti-money laundering and anti-terrorism financing laws.
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
Introduction and Business Overview ____________________________________________________________________________________________
We are a premier consumer financial services company delivering one of the industry's most complete digitally-enabled product suites. Our experience, expertise and scale encompass a broad spectrum of industries including digital, health and wellness, retail, telecommunications, home, auto, outdoor, pet and more. We have an established and diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” For the three and nine months ended September 30, 2025, we financed $46.0 billion and $132.8 billion of purchase volume, respectively, and had 68.3 million and 68.7 million average active accounts, respectively, and at September 30, 2025, we had $100.2 billion of loan receivables.
We offer our credit products primarily through our wholly-owned subsidiary, the Bank. In addition, through the Bank, we offer, directly to retail, affinity relationships and commercial customers, a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”), including certificates of deposit, individual retirement accounts (“IRAs”), money market accounts, savings accounts and sweep and affinity deposits. We also take deposits at the Bank through third-party firms that offer our FDIC-insured deposit products to their customers. Our deposit base has continued to serve as a source of stable and diversified low-cost funding for our credit activities. At September 30, 2025, we had $79.9 billion in deposits, which represented 85% of our total funding sources.
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
Diversified & Value
Our Diversified & Value sales platform provides comprehensive payments and financing solutions with integrated in-store and digital experiences through large retail partners who deliver everyday value to consumers shopping for daily needs or important life moments. Our Diversified & Value sales platform is comprised of six large retail partners: Belk, Fleet Farm, JCPenney, Sam's Club, TJX Companies, Inc. and Walmart.
Health & Wellness
Our Health & Wellness sales platform provides comprehensive healthcare payments and financing solutions, through a network of providers and retail locations, for those seeking health and wellness care for themselves, their families and their pets, and includes our CareCredit brand, as well as partners such as Walgreens.
Lifestyle
Our Lifestyle sales platform provides comprehensive payments and financing solutions with integrated in-store and digital experiences through partners and merchants who offer merchandise in power sports, outdoor power equipment, and other industries such as sporting goods, apparel, jewelry and music. Our Lifestyle sales platform partners include a wide range of key retailers in the apparel, specialty retail, outdoor, music and luxury industry, such as American Eagle, Dick's Sporting Goods, Guitar Center, Kawasaki, Pandora, Polaris, Suzuki and Sweetwater.
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
The following table sets forth each credit product by type and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at September 30, 2025.

		Promotional Offer
Credit Product	Standard Terms Only	Deferred Interest	Other Promotional	Total
Credit cards	61.7%	18.1%	12.6%	92.4%
Commercial credit products	1.9	—	—	1.9
Consumer installment loans	—	0.2	5.4	5.6
Other	0.1	—	—	0.1
Total	63.7%	18.3%	18.0%	100.0%
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
•Dual Cards and General Purpose Co-Branded Cards. Our patented Dual Cards are credit cards that function as private label credit cards when used to purchase goods and services from our partners, and as general purpose credit cards when used to make purchases from other retailers wherever cards from those card networks are accepted or for cash advance transactions. We also offer general purpose co-branded credit cards that do not function as private label credit cards, as well as a Synchrony-branded general purpose credit card. Dual Cards and general purpose co-branded credit cards are offered across all of our sales platforms and credit is typically extended on standard terms only. We offer either Dual Cards or general purpose co-branded credit cards through over 15 of our large partners, of which the majority are Dual Cards, as well as our CareCredit Dual Card. Consumer Dual Cards and co-branded cards totaled 31% of our total loan receivables portfolio at September 30, 2025.
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

Business Trends and Conditions
____________________________________________________________________________________________
We believe our business and results of operations will be impacted in the future by various trends and conditions. For a discussion of certain trends and conditions, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Trends and Conditions” in our 2024 Form 10-K and see below for recent developments. For a discussion of how certain trends and conditions impacted the three and nine months ended September 30, 2025, see “—Results of Operations.”
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
In anticipation that the final rule would become effective, we implemented a number of product, pricing and policy changes in the prior year. In light of the final rule being vacated, we have incorporated the review of these product, pricing and policy changes with our partners into our usual business practice of monitoring overall program performance, including assessing whether any adjustments to these changes are warranted. As a result of these reviews, we have made minor modifications to these changes in 2025.
Extended duration of our credit card program agreements.
In July 2025, we extended our program agreement with Amazon, one of our five largest programs based upon interest and fees on loans for the year ended December 31, 2024. Following the renewal of this program, the current expiration dates for program agreements with our five largest partners range from 2030 through 2035. During the nine months ended September 30, 2025, we have added or renewed over 40 partners, including our program agreement with Amazon. As a result, a total of 22 of our 25 largest program agreements now have an expiration date in 2027 or beyond. These 22 program agreements represented, in the aggregate as a percentage of the total attributable to our 25 largest programs, 98% of our interest and fees on loans for the year ended December 31, 2024 and 97% of our loan receivables at December 31, 2024.

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

Results of Operations
____________________________________________________________________________________________
Highlights for the Three and Nine Months Ended September 30, 2025
Below are highlights of our performance for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, as applicable, except as otherwise noted.
•Net earnings increased to $1.1 billion from $789 million and to $2.8 billion from $2.7 billion for the three and nine months ended September 30, 2025, respectively. The increases in the three and nine months ended September 30, 2025 were primarily driven by decreases in provision for credit losses and higher net interest income, partially offset by higher retailer share arrangements. The increase in the nine months ended September 30, 2025 was partially offset by the after-tax gain on sale related to Pets Best of $802 million in the prior year.
•Loan receivables decreased 2.0% to $100.2 billion at September 30, 2025 compared to $102.2 billion at September 30, 2024, reflecting the combination of lower purchase volume in the nine months ended September 30, 2025 and higher payment rates, as well as the reclassification of $0.2 billion of loan receivables to loan receivables held for sale in the second quarter of 2025.
•Net interest income increased 2.4% to $4.7 billion and 2.1% to $13.7 billion for the three and nine months ended September 30, 2025, respectively, primarily driven by lower interest expense, partially offset by lower interest income on investment securities. For the three and nine months ended September 30, 2025, interest expense decreased 14.0% and 10.1%, respectively, primarily due to lower interest-bearing liabilities cost associated with lower benchmark rates. Interest and fees on loans remained flat for both the three and nine months ended September 30, 2025, primarily reflecting the impact of our product, pricing and policy changes, offset by a combination of lower benchmark rates and lower late fee incidence, as well as a decrease in average loan receivables.
•Retailer share arrangements increased 12.0% to $1.0 billion and 17.0% to $2.9 billion for the three and nine months ended September 30, 2025, respectively, primarily reflecting lower net charge-offs and the impact of our product, pricing and policy changes.
•Over-30 day loan delinquencies as a percentage of period-end loan receivables decreased 39 basis points to 4.39% at September 30, 2025 compared to September 30, 2024. The net charge-off rate decreased 90 basis points and 52 basis points to 5.16% and 5.74% for the three and nine months ended September 30, 2025, respectively.
•Provision for credit losses decreased by $451 million, or 28.2%, and $1.4 billion, or 26.9%, for the three and nine months ended September 30, 2025, respectively, primarily driven by reserve releases in the current year as compared to reserve builds in the prior year, as well as lower net charge-offs. Our allowance coverage ratio (allowance for credit losses as a percentage of period-end loan receivables) decreased to 10.35% at September 30, 2025, as compared to 10.79% at September 30, 2024.
•Other income increased by $8 million to $127 million, and decreased by $1.0 billion to $394 million for the three and nine months ended September 30, 2025, respectively. The increase in the three months ended September 30, 2025 reflects the impact of our product, pricing and policy change related fees. The decrease in the nine months ended September 30, 2025 was primarily driven by the $1.1 billion gain on sale related to Pets Best in the prior year, partially offset by the impact of our product, pricing and policy change related fees in the current year period.
•Other expense increased by $59 million, or 5.0%, and $164 million, or 4.6%, for the three and nine months ended September 30, 2025, respectively. The increases in the three and nine months ended September 30, 2025 were primarily driven by higher employee costs and costs related to technology investments, partially offset by late fee rule preparatory expenses in the prior year. The increase in the nine months ended September 30, 2025 was also partially offset by lower operational losses.

•At September 30, 2025, deposits represented 85% of our total funding sources. Total deposits decreased by 2.7% to $79.9 billion at September 30, 2025, compared to December 31, 2024.
•During the nine months ended September 30, 2025, we declared and paid cash dividends totaling $62 million on our Series A 5.625% fixed rate non-cumulative perpetual preferred stock and our Series B 8.250% fixed rate reset non-cumulative perpetual preferred stock.
•During the nine months ended September 30, 2025, we repurchased $2.0 billion of our outstanding common stock, and declared and paid cash dividends of $0.85 per share, or $321 million in the aggregate.
•In April 2025 we announced that the Board approved a new share repurchase program of up to $2.5 billion, through June 30, 2026, and increased our quarterly dividend to $0.30 per common share commencing in the second quarter of 2025. In September 2025, the Board approved an incremental share repurchase authorization of up to $1.0 billion, through June 30, 2026. At September 30, 2025 we had a total share repurchase authorization of $2.1 billion remaining. For more information, see “Capital—Dividend and Share Repurchases.”
•In October 2025, we acquired Versatile Credit, a leading multi-source financing platform connecting merchants, lenders and consumers through point-of-sale solutions.
2025 Partner Agreements
During the nine months ended September 30, 2025, and to date, we continued to expand and diversify our portfolio with the addition or renewal of more than 40 partners, which included the following:
•In our Home & Auto sales platform, we extended our program agreements with Ashley HomeStores, Inc., Discount Tire, Gardner White, Home Furnishings Association and Regency Showrooms. In addition, we expanded our existing Lowe's commercial program and announced the acquisition of the Lowe’s commercial co-branded credit card portfolio, with loan receivables of approximately $0.8 billion, which is expected to close in the first half of 2026.
•In our Digital sales platform, we extended our program agreement with Amazon and entered into our new partnership with Sun Country Airlines, launching its credit card program in September 2025.
•In our Diversified & Value sales platform, we entered into our new partnership with OnePay to become the exclusive issuer of a general purpose and private label credit card program at Walmart, which launched in September 2025.
•In our Health & Wellness sales platform, we expanded our network through our new partnerships with Dental Intelligence and Texas A&M University Veterinary Medical Teaching Hospital.
•In our Lifestyle sales platform, we announced our new partnership with Toro and extended our program agreement with American Eagle.
During the second quarter of 2025, we entered into an agreement to sell loan receivables associated with a Home & Auto partner program agreement and completed the sale in October 2025.

Summary Earnings
The following table sets forth our results of operations for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Interest income	$5,731	$5,785	$16,867	$16,935
Interest expense	1,011	1,176	3,162	3,516
Net interest income	4,720	4,609	13,705	13,419
Retailer share arrangements	(1,024)	(914)	(2,911)	(2,488)
Provision for credit losses	1,146	1,597	3,783	5,172
Net interest income, after retailer share arrangements and provision for credit losses	2,550	2,098	7,011	5,759
Other income	127	119	394	1,393
Other expense	1,248	1,189	3,736	3,572
Earnings before provision for income taxes	1,429	1,028	3,669	3,580
Provision for income taxes	352	239	868	855
Net earnings	$1,077	$789	$2,801	$2,725
Net earnings available to common stockholders	$1,057	$768	$2,739	$2,674

Other Financial and Statistical Data
The following table sets forth certain other financial and statistical data for the periods indicated.

	At and for the		At and for the
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Financial Position Data (Average):
Loan receivables, including held for sale	$99,885	$102,009	$100,043	$101,484
Total assets	$118,157	$119,389	$119,689	$119,429
Deposits	$80,852	$82,487	$82,014	$82,872
Borrowings	$14,977	$15,785	$15,734	$15,924
Total equity	$17,041	$15,815	$16,832	$15,318
Selected Performance Metrics:
Purchase volume(1)(2)	$46,005	$44,985	$132,809	$134,218
Home & Auto	$11,061	$11,215	$31,966	$33,956
Digital	$14,044	$13,352	$40,170	$39,383
Diversified & Value	$15,417	$14,992	$44,542	$44,348
Health & Wellness	$3,976	$3,867	$11,757	$11,936
Lifestyle	$1,371	$1,411	$3,971	$4,180
Corp, Other	$136	$148	$403	$415
Average active accounts (in thousands)(2)(3)	68,318	70,424	68,676	71,052
Net interest margin(4)	15.62%	15.04%	15.05%	14.68%
Net charge-offs	$1,298	$1,553	$4,297	$4,759
Net charge-offs (annualized) as a % of average loan receivables, including held for sale	5.16%	6.06%	5.74%	6.26%
Allowance coverage ratio(5)	10.35%	10.79%	10.35%	10.79%
Return on assets(6)	3.6%	2.6%	3.1%	3.0%
Return on equity(7)	25.1%	19.8%	22.2%	23.8%
Equity to assets(8)	14.42%	13.25%	14.06%	12.83%
Other expense (annualized) as a % of average loan receivables, including held for sale	4.96%	4.64%	4.99%	4.70%
Efficiency ratio(9)	32.6%	31.2%	33.4%	29.0%
Effective income tax rate	24.6%	23.2%	23.7%	23.9%
Selected Period-End Data:
Loan receivables	$100,178	$102,193	$100,178	$102,193
Allowance for credit losses	$10,373	$11,029	$10,373	$11,029
30+ days past due as a % of period-end loan receivables(10)	4.39%	4.78%	4.39%	4.78%
90+ days past due as a % of period-end loan receivables(10)	2.12%	2.33%	2.12%	2.33%
Total active accounts (in thousands)(2)(3)	68,585	69,965	68,585	69,965
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

	2025			2024
Three months ended September 30 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$17,131	$187	4.33%	$17,316	$235	5.40%
Securities available for sale	2,872	34	4.70%	2,587	28	4.31%
Loan receivables, including held for sale(3):
Credit cards	92,176	5,255	22.62%	93,785	5,236	22.21%
Consumer installment loans	5,618	208	14.69%	6,107	238	15.50%
Commercial credit products	2,006	46	9.10%	1,992	46	9.19%
Other	85	1	4.67%	125	2	6.37%
Total loan receivables, including held for sale	99,885	5,510	21.89%	102,009	5,522	21.54%
Total interest-earning assets	119,888	5,731	18.97%	121,912	5,785	18.88%
Non-interest-earning assets:
Cash and due from banks	892			847
Allowance for credit losses	(10,536)			(10,994)
Other assets	7,913			7,624
Total non-interest-earning assets	(1,731)			(2,523)
Total assets	$118,157			$119,389
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$80,442	$812	4.00%	$82,100	$968	4.69%
Borrowings of consolidated securitization entities	7,768	105	5.36%	7,817	108	5.50%
Senior and subordinated unsecured notes	7,209	94	5.17%	7,968	100	4.99%
Total interest-bearing liabilities	95,419	1,011	4.20%	97,885	1,176	4.78%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	410			387
Other liabilities	5,287			5,302
Total non-interest-bearing liabilities	5,697			5,689
Total liabilities	101,116			103,574
Equity
Total equity	17,041			15,815
Total liabilities and equity	$118,157			$119,389
Interest rate spread(4)			14.76%			14.10%
Net interest income		$4,720			$4,609
Net interest margin(5)			15.62%			15.04%

	2025			2024
Nine months ended September 30 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$18,785	$618	4.40%	$17,685	$720	5.44%
Securities available for sale	2,958	99	4.47%	2,915	99	4.54%
Loan receivables, including held for sale(3):
Credit cards	92,287	15,386	22.29%	93,757	15,345	21.86%
Consumer installment loans	5,714	626	14.65%	5,644	630	14.91%
Commercial credit products	1,944	134	9.22%	1,957	134	9.15%
Other	98	4	5.46%	126	7	7.42%
Total loan receivables, including held for sale	100,043	16,150	21.58%	101,484	16,116	21.21%
Total interest-earning assets	121,786	16,867	18.52%	122,084	16,935	18.53%
Non-interest-earning assets:
Cash and due from banks	876			892
Allowance for credit losses	(10,755)			(10,850)
Other assets	7,782			7,303
Total non-interest-earning assets	(2,097)			(2,655)
Total assets	$119,689			$119,429
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$81,601	$2,549	4.18%	$82,481	$2,889	4.68%
Borrowings of consolidated securitization entities	7,960	313	5.26%	7,686	323	5.61%
Senior and subordinated unsecured notes	7,774	300	5.16%	8,238	304	4.93%
Total interest-bearing liabilities	97,335	3,162	4.34%	98,405	3,516	4.77%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	413			391
Other liabilities	5,109			5,315
Total non-interest-bearing liabilities	5,522			5,706
Total liabilities	102,857			104,111
Equity
Total equity	16,832			15,318
Total liabilities and equity	$119,689			$119,429
Interest rate spread(4)			14.17%			13.76%
Net interest income		$13,705			$13,419
Net interest margin(5)			15.05%			14.68%
________________________________________
(1)Average yields/rates are based on annualized total interest income/expense divided by average balances.
(2)Includes average restricted cash balances of $159 million and $57 million for the three months ended September 30, 2025 and 2024, respectively, and $495 million and $76 million for the nine months ended September 30, 2025 and 2024, respectively.
(3)Interest income on loan receivables includes fees on loans, which primarily consist of late fees on our credit products, of $592 million and $652 million for the three months ended September 30, 2025 and 2024, respectively, and $1.7 billion and $1.9 billion for the nine months ended September 30, 2025 and 2024, respectively.
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
Interest Income
Interest income decreased 0.9% and 0.4% for the three and nine months ended September 30, 2025, respectively, reflecting flat interest and fees on loans and lower interest income from our liquidity portfolio. The trend in interest and fees on loans reflects the impacts of our product, pricing and policy changes, offset by a combination of lower benchmark rates and lower late fee incidence, as well as a decrease in average loan receivables.
Average interest-earning assets

Three months ended September 30 ($ in millions)	2025	%	2024	%
Loan receivables, including held for sale	$99,885	83.3%	$102,009	83.7%
Liquidity portfolio and other	20,003	16.7%	19,903	16.3%
Total average interest-earning assets	$119,888	100.0%	$121,912	100.0%

Nine months ended September 30 ($ in millions)	2025	%	2024	%
Loan receivables, including held for sale	$100,043	82.1%	$101,484	83.1%
Liquidity portfolio and other	21,743	17.9%	20,600	16.9%
Total average interest-earning assets	$121,786	100.0%	$122,084	100.0%
Average loan receivables, including held for sale, decreased 2.1% and 1.4% for the three and nine months ended September 30, 2025, respectively, primarily driven by lower purchase volume in the nine months ended September 30, 2025 and higher payment rates. Purchase volume increased by 2.3% and decreased by 1.0% for the three and nine months ended September 30, 2025, respectively, reflecting the continued impact of previous credit actions as well as selective consumer spending.
Yield on average interest-earning assets
The yield on average interest-earning assets increased for the three and nine months ended September 30, 2025 primarily due to increases in the yield on average loan receivables, partially offset by a lower yield on our liquidity portfolio and a decrease in the percentage of interest-earning assets attributable to loan receivables. The loan receivables yield increased 35 basis points to 21.89% and 37 basis points to 21.58% for the three and nine months ended September 30, 2025, primarily driven by the impacts of our product, pricing and policy changes, partially offset by a combination of lower benchmark rates and lower late fee incidence.
Interest Expense
Interest expense decreased by $165 million to $1.0 billion and $354 million to $3.2 billion, for the three and nine months ended September 30, 2025, respectively, primarily due to lower interest-bearing liabilities cost associated with lower benchmark rates. Our cost of funds decreased to 4.20% and 4.34% for the three and nine months ended September 30, 2025, respectively, compared to 4.78% and 4.77% for the three and nine months ended September 30, 2024, respectively.
Average interest-bearing liabilities

Three months ended September 30 ($ in millions)	2025	%	2024	%
Interest-bearing deposit accounts	$80,442	84.3%	$82,100	83.9%
Borrowings of consolidated securitization entities	7,768	8.1%	7,817	8.0%
Senior and subordinated unsecured notes	7,209	7.6%	7,968	8.1%
Total average interest-bearing liabilities	$95,419	100.0%	$97,885	100.0%

Nine months ended September 30 ($ in millions)	2025	%	2024	%
Interest-bearing deposit accounts	$81,601	83.8%	$82,481	83.8%
Borrowings of consolidated securitization entities	7,960	8.2%	7,686	7.8%
Senior and subordinated unsecured notes	7,774	8.0%	8,238	8.4%
Total average interest-bearing liabilities	$97,335	100.0%	$98,405	100.0%
Net Interest Income
Net interest income increased by $111 million, or 2.4%, and $286 million, or 2.1%, for the three and nine months ended September 30, 2025, respectively, resulting from the changes in interest income and interest expense discussed above.
Retailer Share Arrangements
Retailer share arrangements increased by $110 million, or 12.0% and $423 million to 17.0%, for the three and nine months ended September 30, 2025, respectively, reflecting lower net charge-offs and the impact of our product, pricing and policy changes.
Provision for Credit Losses
Provision for credit losses decreased by $451 million, or 28.2%, and $1.4 billion, or 26.9%, for the three and nine months ended September 30, 2025, respectively, primarily driven by reserve releases in the current year as compared to reserve builds in the prior year, as well as lower net charge-offs.
The reserve releases for the three and nine months ended September 30, 2025 were $152 million and $514 million, respectively, as compared to reserve builds of $44 million and $413 million, respectively, in the prior year periods. The current year reserve releases included the impact of a $45 million reserve build for off-balance sheet credit exposures associated with the acquisition of the Lowe's commercial co-branded credit card portfolio, expected to close in the first half of 2026. The reserve build in the nine months ended September 30, 2024 included $180 million related to the Ally Lending acquisition.
Net charge-offs for the three and nine months ended September 30, 2025 decreased by $255 million and $462 million, respectively. The net charge-off rate for the three and nine months ended September 30, 2025 decreased by 90 basis points to 5.16%, and 52 basis points to 5.74%, respectively, as compared to the prior year periods.
Other Income

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Interchange revenue	$272	$256	$778	$760
Protection product revenue	149	145	440	411
Loyalty programs	(368)	(346)	(1,039)	(1,011)
Other	74	64	215	1,233
Total other income	$127	$119	$394	$1,393
Other income increased by $8 million to $127 million, and decreased by $1.0 billion, to $394 million, for the three and nine months ended September 30, 2025, respectively.
The increase in the three months ended September 30, 2025 included the impact of our product, pricing and policy change related fees in the current year period. The decrease in the nine months ended September 30, 2025 was primarily driven by the $1.1 billion gain on sale related to Pets Best in the prior year, partially offset by the impact of our product, pricing and policy change related fees in the current year period.

Other Expense

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Employee costs	$503	$464	$1,518	$1,394
Professional fees	240	231	693	687
Marketing and business development	120	123	363	377
Information processing	226	203	660	596
Other	159	168	502	518
Total other expense	$1,248	$1,189	$3,736	$3,572
Other expense increased by $59 million, or 5.0%, and $164 million, or 4.6% for the three and nine months ended September 30, 2025, respectively.
The increases in the three and nine months ended September 30, 2025 were primarily driven by increases in employee costs and higher information processing costs related to technology investments, partially offset by late fee rule preparatory expenses in the prior year. The increase in employee costs was primarily driven by higher variable compensation, as well as additional headcount to support technology investments and higher medical benefit costs. The increase in the nine months ended September 30, 2025 was also partially offset by lower operational losses.
Provision for Income Taxes

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Effective tax rate	24.6%	23.2%	23.7%	23.9%
Provision for income taxes	$352	$239	$868	$855
The effective tax rate for the three months ended September 30, 2025 increased compared to the same period in the prior year primarily due to higher state tax rates in the current year and the resolution of certain tax matters in the prior year period. The effective tax rate for the nine months ended September 30, 2025 decreased primarily due to the tax benefit from remeasuring our deferred tax assets in the second quarter of 2025 for increases in state tax rates. The effective tax rate differs from the applicable U.S. federal statutory tax rate primarily due to state income taxes.
On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted into law, which included certain modifications to U.S. tax law. The Company has completed its initial evaluation of the provisions of the Act and does not expect it to have a material impact on our Consolidated Financial Statements.

Platform Analysis
As discussed above under “—Our Sales Platforms,” we offer our credit products primarily through five sales platforms (Home & Auto, Digital, Diversified & Value, Health & Wellness and Lifestyle). The following is a discussion of certain supplemental information for the three and nine months ended September 30, 2025, for each of our five sales platforms and Corp, Other.
In the second quarter of 2025, we entered into an agreement to sell $0.2 billion of loan receivables associated with a Home & Auto partner program agreement. In connection with this agreement, revenue activities for the portfolio were no longer managed within our Home & Auto sales platform. All related metrics previously reported within our Home & Auto sales platform, are now reported within Corp, Other below. We have also recast all prior-period reported metrics for our Home & Auto sales platform and Corp, Other to conform to the current-period presentation.
Home & Auto

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Purchase volume	$11,061	$11,215	$31,966	$33,956
Period-end loan receivables	$30,295	$32,321	$30,295	$32,321
Average loan receivables, including held for sale	$30,260	$32,403	$30,400	$32,151
Average active accounts (in thousands)	17,749	19,030	17,831	19,002

Interest and fees on loans	$1,443	$1,479	$4,240	$4,260
Other income	$54	$55	$162	$124
Home & Auto interest and fees on loans decreased by $36 million, or 2.4%, and by $20 million, or 0.5%, for the three and nine months ended September 30, 2025, respectively, primarily driven by lower average loan receivables, partially offset by higher loan receivables yield.
The increases in loan receivables yield reflect the impact of product, pricing and policy changes, partially offset by lower late fee incidence. The decreases in average loan receivables were primarily driven by lower purchase volume and higher payment rates. Purchase volume decreased 1.4% and 5.9% for the three and nine months ended September 30, 2025, respectively, reflecting consumers continuing to manage discretionary spend, lower average active accounts and the impacts from our previous credit actions, partially offset by strong growth in spend per account. Average active accounts decreased by 6.7% and 6.2% for the three and nine months ended September 30, 2025, respectively.
Other income was flat for the three months ended September 30, 2025, and increased $38 million, or 30.6%, for the nine months ended September 30, 2025. The increase in the nine months ended September 30, 2025 was primarily due to the impact of product, pricing and policy change related fees.
Digital

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Purchase volume	$14,044	$13,352	$40,170	$39,383
Period-end loan receivables	$28,179	$27,771	$28,179	$27,771
Average loan receivables, including held for sale	$27,880	$27,704	$27,888	$27,776
Average active accounts (in thousands)	20,680	20,787	20,627	21,033

Interest and fees on loans	$1,631	$1,593	$4,751	$4,704
Other income	$(2)	$4	$7	$10

Digital interest and fees on loans increased by $38 million, or 2.4%, and $47 million, or 1.0% for the three and nine months ended September 30, 2025, respectively, primarily driven by higher loan receivable yield, reflecting the impacts of product, pricing and policy changes, offset by lower benchmark rates and lower late fee incidence. Purchase volume increased by 5.2% and 2.0% for the three and nine months ended September 30, 2025, primarily driven by higher spend per account and customer response to enhanced product offerings and refreshed value propositions, partially offset by lower average active accounts and the impact from our previous credit actions. Average active accounts decreased by 0.5% and 1.9% for the three and nine months ended September 30, 2025, respectively.
Diversified & Value

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Purchase volume	$15,417	$14,992	$44,542	$44,348
Period-end loan receivables	$19,500	$19,466	$19,500	$19,466
Average loan receivables, including held for sale	$19,440	$19,413	$19,482	$19,455
Average active accounts (in thousands)	19,470	19,960	19,735	20,448

Interest and fees on loans	$1,192	$1,209	$3,529	$3,588
Other income	$(3)	$(11)	$(6)	$(50)
Diversified & Value interest and fees on loans decreased by $17 million, or 1.4%, and $59 million, or 1.6%, for the three and nine months ended September 30, 2025, respectively, primarily driven by lower loan receivables yield, reflecting lower benchmark rates and lower late fee incidence, partially offset by the impact of product, pricing and policy changes.
Purchase volume increased 2.8%, for the three months ended September 30, 2025, reflecting retailer performance and growth in out-of-partner spend, partially offset by lower active accounts and impacts from our prior credit actions. Purchase volume was flat for the nine months ended September 30, 2025, as growth in spend per account was offset by the factors discussed above for the three months ended September 30, 2025. Average active accounts decreased by 2.5% and 3.5% for the three and nine months ended September 30, 2025, respectively.
Health & Wellness

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Purchase volume	$3,976	$3,867	$11,757	$11,936
Period-end loan receivables	$15,447	$15,439	$15,447	$15,439
Average loan receivables, including held for sale	$15,347	$15,311	$15,281	$15,041
Average active accounts (in thousands)	7,730	7,801	7,743	7,713

Interest and fees on loans	$967	$956	$2,804	$2,736
Other income	$73	$68	$214	$182
Health & Wellness interest and fees on loans increased by $11 million, or 1.2%, and $68 million, or 2.5%, for the three and nine months ended September 30, 2025, respectively. The increases in the three and nine months ended September 30, 2025 were primarily driven by an increase in loan receivables yield, reflecting the impact of product, pricing and policy changes, partially offset by lower late fee incidence. The nine months ended September 30, 2025 also reflects higher average loan receivables, partially offset by higher reversals.

Purchase volume increased 2.8% for the three months ended September 30, 2025, as higher spend per account exceeded the impact of lower average active accounts, reflecting growth in Pet and Audiology, partially offset by lower spend in Cosmetic. Purchase volume decreased 1.5% for the nine months ended September 30, 2025 reflecting lower spend in Cosmetic and Dental, combined with the impact of previous credit actions, partially offset by growth in Pet and Audiology. Average active accounts decreased 0.9% and increased 0.4% for the three and nine months ended September 30, 2025, respectively.
Other income increased by $5 million, or 7.4%, and $32 million, or 17.6%, for the three and nine months ended September 30, 2025, respectively. The increase in the three months ended September 30, 2025 was primarily due to higher protection product revenue and higher interchange revenue, partially offset by higher loyalty costs. The increase in the nine months ended September 30, 2025 was primarily due to higher protection product revenue and the impact of product, pricing and policy change related fees.
Lifestyle

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Purchase volume	$1,371	$1,411	$3,971	$4,180
Period-end loan receivables	$6,644	$6,831	$6,644	$6,831
Average loan receivables, including held for sale	$6,652	$6,823	$6,671	$6,726
Average active accounts (in thousands)	2,543	2,677	2,583	2,668

Interest and fees on loans	$264	$270	$786	$783
Other income	$11	$9	$30	$23
Lifestyle interest and fees on loans decreased by $6 million, or 2.2%, and increased by $3 million, or 0.4%, for the three and nine months ended September 30, 2025, respectively. The decrease for the three months ended September 30, 2025 was primarily driven by lower average loan receivables, lower late fee incidence and lower benchmark rates, partially offset by the impact of product, pricing and policy changes. The increase in the nine months ended September 30, 2025 was primarily driven by higher loan receivables yield, reflecting the impact of product, pricing and policy changes partially offset by lower late fee incidence and lower benchmark rates.
Purchase volume decreased by 2.8% and 5.0% for the three and nine months ended September 30, 2025, respectively, primarily reflecting lower average active accounts, as well as lower spend in Outdoor and Specialty as consumers continued to manage discretionary spend and the impacts from our previous credit actions. The decrease in the nine months ended September 30, 2025 was also driven by lower spend in Luxury.
Corp, Other

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Purchase volume	$136	$148	$403	$415
Period-end loan receivables	$113	$365	$113	$365
Average loan receivables, including held for sale	$306	$355	$321	$335
Average active accounts (in thousands)	146	169	157	188

Interest and fees on loans	$13	$15	$40	$45
Other income	$(6)	$(6)	$(13)	$1,104
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
The following table sets forth the composition of our loan receivables portfolio by product type at the dates indicated.

($ in millions)	At September 30, 2025	%	At December 31, 2024	%
Loan receivables
Credit cards	$92,550	92.4%	$96,818	92.5%
Consumer installment loans	5,584	5.6	5,971	5.7
Commercial credit products	1,961	1.9	1,826	1.7
Other	83	0.1	106	0.1
Total loan receivables	$100,178	100.0%	$104,721	100.0%
Loan receivables decreased 4.3% to $100.2 billion at September 30, 2025, compared to $104.7 billion at December 31, 2024, and decreased 2.0% compared to $102.2 billion at September 30, 2024. These decreases were primarily driven by the combination of lower purchase volume in the nine months ended September 30, 2025 and higher payment rates, as well as the seasonality of our business which also impacted the decrease compared to December 31, 2024.
The decrease in Loan receivables for both periods also included the impact of the reclassification of $0.2 billion of loan receivables to Loan receivables held for sale on our Condensed Consolidated Statements of Financial Position in the second quarter of 2025.
Our loan receivables portfolio had the following geographic concentration at September 30, 2025.

($ in millions)	Loan Receivables Outstanding	% of Total Loan Receivables Outstanding
State
Texas	$11,085	11.1%
California	$10,225	10.2%
Florida	$9,428	9.4%
New York	$4,729	4.7%
North Carolina	$4,223	4.2%
Delinquencies
Over-30 day loan delinquencies as a percentage of period-end loan receivables decreased to 4.39% at September 30, 2025 from 4.78% at September 30, 2024, and decreased from 4.70% at December 31, 2024. These decreases include the impact of the previous credit actions we have taken across our portfolio.
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

The tables below set forth the net charge-offs and ratio of annualized net charge-offs to average loan receivables, including held for sale, (“net charge-off rate”) for the periods indicated.

	Three months ended September 30,
	2025		2024
($ in millions)	Amount	Rate	Amount	Rate
Credit cards	$1,197	5.15%	$1,429	6.06%
Consumer installment loans	74	5.23%	89	5.80%
Commercial credit products	26	5.14%	35	6.99%
Other	1	4.69%	—	—%
Total net charge-offs	$1,298	5.16%	$1,553	6.06%

	Nine months ended September 30,
	2025		2024
($ in millions)	Amount	Rate	Amount	Rate
Credit cards	$3,963	5.74%	$4,392	6.26%
Consumer installment loans	244	5.71%	263	6.22%
Commercial credit products	89	6.12%	103	7.03%
Other	1	1.37%	1	1.06%
Total net charge-offs	$4,297	5.74%	$4,759	6.26%
Allowance for Credit Losses
The allowance for credit losses totaled $10.4 billion at September 30, 2025, compared to $10.9 billion at December 31, 2024, respectively, and $11.0 billion at September 30, 2024, and reflects our estimate of expected credit losses for the life of the loan receivables on our Condensed Consolidated Statements of Financial Position.
The decreases in allowance for credit losses compared to December 31, 2024 and September 30, 2024 primarily reflects the decrease in delinquent balances as a percentage of loan receivables, as compared to the prior year periods, as well as expectations of the macroeconomic environment, and the decrease in loan receivables compared to the prior year periods. Our allowance for credit losses as a percentage of total period end loan receivables decreased to 10.35% at September 30, 2025, from 10.44% at December 31, 2024 and from 10.79% at September 30, 2024. See Note 5. Loan Receivables and Allowance for Credit Losses to our condensed consolidated financial statements for additional information.

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
The following tables summarize information concerning our funding sources during the periods indicated:

	2025			2024
Three months ended September 30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$80,442	84.3%	4.0%	$82,100	83.9%	4.7%
Securitized financings	7,768	8.1	5.4%	7,817	8.0	5.5%
Senior and subordinated unsecured notes	7,209	7.6	5.2%	7,968	8.1	5.0%
Total	$95,419	100.0%	4.2%	$97,885	100.0%	4.8%
______________________
(1)Excludes $410 million and $387 million average balance of non-interest-bearing deposits for the three months ended September 30, 2025 and 2024, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the three months ended September 30, 2025 and 2024.

	2025			2024
Nine months ended September 30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$81,601	83.8%	4.2%	$82,481	83.8%	4.7%
Securitized financings	7,960	8.2	5.3%	7,686	7.8	5.6%
Senior and subordinated unsecured notes	7,774	8.0	5.2%	8,238	8.4	4.9%
Total	$97,335	100.0%	4.3%	$98,405	100.0%	4.8%
______________________
(1)Excludes $413 million and $391 million average balance of non-interest-bearing deposits for the nine months ended September 30, 2025 and 2024, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the nine months ended September 30, 2025 and 2024.
Deposits
We obtain deposits directly from retail customers, affinity relationships and commercial customers (“direct deposits”) and through third-party firms that offer our deposits to their customers (“brokered deposits”). At September 30, 2025, we had $73.7 billion in direct deposits and $6.2 billion in brokered deposits consisting of certificates of deposit and network deposit sweeps procured through a program arranger that channels account deposits to us. A key part of our liquidity plan and funding strategy is to continue to utilize our direct deposit base as a source of stable and diversified low-cost funding.
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
The following tables summarize certain information regarding our interest-bearing deposits by type (all of which constitute U.S. deposits) for the periods indicated:

Three months ended September 30 ($ in millions)	2025			2024
	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$39,621	49.3%	4.2%	$40,454	49.3%	4.9%
Savings, money market, and demand accounts	33,398	41.5	3.7%	30,281	36.9	4.5%
Brokered deposits	7,423	9.2	4.4%	11,365	13.8	4.6%
Total interest-bearing deposits	$80,442	100.0%	4.0%	$82,100	100.0%	4.7%

Nine months ended September 30 ($ in millions)	2025			2024
	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$40,203	49.3%	4.4%	$40,614	49.3%	4.8%
Savings, money market, and demand accounts	32,869	40.3	3.8%	29,467	35.7	4.6%
Brokered deposits	8,529	10.4	4.4%	12,400	15.0	4.5%
Total interest-bearing deposits	$81,601	100.0%	4.2%	$82,481	100.0%	4.7%
Our deposit liabilities provide funding with maturities ranging from one day to ten years. At September 30, 2025, the weighted average maturity of our interest-bearing time deposits was approximately one year. See Note 8. Deposits to our condensed consolidated financial statements for more information on the maturities of our time deposits.
The standard FDIC deposit insurance amount is $250,000 per depositor, for each account ownership category. Our estimate of the uninsured portion of total deposit balances, excluding any intercompany balance, at September 30, 2025 was $6.5 billion.
The following table summarizes the portion of uninsured deposits that are certificates of deposit by contractual maturity at September 30, 2025.

($ in millions)	3 Months or Less	Over 3 Months but within 6 Months	Over 6 Months but within 12 Months	Over 12 Months	Total
Certificates of deposit (including IRA certificates of deposit)	$241	$710	$1,683	$1,295	$3,929
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

The following table summarizes expected contractual maturities of the investors’ interests in securitized financings, excluding debt premiums, discounts and issuance costs at September 30, 2025.

($ in millions)	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years	Total
Scheduled maturities of borrowings—owed to securitization investors:
SYNCT	$1,150	$500	$—	$—	$1,650
SFT	—	1,275	—	—	1,275
SYNIT(1)	1,000	3,750	—	—	4,750
Total borrowings—owed to securitization investors	$2,150	$5,525	$—	$—	$7,675
______________________
(1)Excludes any subordinated classes of SYNIT notes that we owned at September 30, 2025.
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
The following table summarizes for each of our trusts the three-month rolling average excess spread at September 30, 2025.

	Note Principal Balance ($ in millions)	# of Series Outstanding	Three-Month Rolling Average Excess Spread(1)
SYNCT	$1,650	3	~ 16.3% to 16.9%
SFT	$1,275	5	13.2%
SYNIT	$4,750	1	16.7%
______________________
(1)Represents the excess spread (generally calculated as interest income collected from the applicable pool of loan receivables less applicable net charge-offs, interest expense and servicing costs, divided by the aggregate principal amount of loan receivables in the applicable pool) for SFT or, in the case of SYNCT, a range of the excess spreads relating to the particular series issued within such trust or, in the case of SYNIT, the excess spread relating to the one outstanding series issued within such trust, in all cases omitting any series that have not been outstanding for at least three full monthly periods and calculated in accordance with the applicable trust or series documentation, for the three securitization monthly periods ended September 30, 2025.

Senior and Subordinated Unsecured Notes
During the nine months ended September 30, 2025, we made repayments totaling $1.8 billion of senior unsecured notes issued by Synchrony Financial and $900 million of senior unsecured notes issued by Synchrony Bank.
The following table provides a summary of our outstanding senior and subordinated unsecured notes at September 30, 2025, which includes $800 million and $1.0 billion of senior unsecured notes issued by Synchrony Financial in March 2025 and July 2025, respectively.

Issuance Date	Interest Rate(1)	Maturity	Principal Amount Outstanding(2)
($ in millions)
Fixed rate senior unsecured notes:
Synchrony Financial
August 2016	3.700%	August 2026	500
December 2017	3.950%	December 2027	1,000
March 2019	5.150%	March 2029	650
October 2021	2.875%	October 2031	750

Synchrony Bank
August 2022	5.625%	August 2027	600

Fixed to floating rate senior unsecured notes:
Synchrony Financial
August 2024	5.935%(3)	August 2030	750
March 2025	5.450%(4)	March 2031	800
July 2025	5.019%(5)	July 2029	500
July 2025	6.000%(6)	July 2036	500

Fixed rate subordinated unsecured notes:
Synchrony Financial
February 2023	7.250%	February 2033	750
Total fixed rate and fixed to floating rate senior and subordinated unsecured notes			$6,800
______________________
(1)Weighted average interest rate of all senior and subordinated unsecured notes at September 30, 2025 was 5.06%.
(2)The amounts shown exclude unamortized debt discounts, premiums and issuance costs.
(3)Interest rate fixed through August 1, 2029; resets August 2, 2029 to floating rate based on compounded Secured Overnight Financing Rate ("SOFR") plus 213 basis points.
(4)Fixed through March 6, 2030; resets March 7, 2030 to floating rate based on SOFR plus 168 basis points.
(5)Fixed through July 28, 2028; resets July 29, 2028 to floating rate based on SOFR plus 139.5 basis points.
(6)Fixed through July 28, 2035; resets July 29, 2035 to floating rate based on SOFR plus 207 basis points.
Short-Term Borrowings
Except as described above, there were no material short-term borrowings for the periods presented.
Covenants
The indentures pursuant to which our senior and subordinated unsecured notes have been issued include various covenants. If we do not satisfy any of these covenants, the maturity of amounts outstanding thereunder may be accelerated and become payable. We were in compliance with all of these covenants at September 30, 2025.
At September 30, 2025, we were not in default under any of our credit facilities.

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
We maintain a liquidity portfolio, which at September 30, 2025 had $18.2 billion of liquid assets, primarily consisting of cash and equivalents, less cash in transit which is not considered to be liquid, compared to $17.2 billion of liquid assets at December 31, 2024. The increase in liquid assets primarily reflects the decrease in loan receivables as compared to December 31, 2024, partially offset by lower deposits and a reduction in senior unsecured debt. We believe our liquidity position at September 30, 2025 remains strong as we continue to operate in a period of uncertain economic conditions and we will continue to closely monitor our liquidity as economic conditions change.
As a general matter, investments included in our liquidity portfolio are expected to be highly liquid, giving us the ability to readily convert them to cash. The level and composition of our liquidity portfolio may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.
We also have access to several additional sources of liquidity beyond our liquidity portfolio. At September 30, 2025, we had an aggregate of $10.0 billion of available borrowing capacity through the Federal Reserve’s discount window. In addition, we had $2.6 billion of undrawn capacity on our securitized financings, subject to customary borrowing conditions, from private lenders under our securitization programs, of which $2.1 billion was committed and $450 million was uncommitted. We also have other unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.

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
Dividend and Share Repurchases

Common Stock Cash Dividends Declared	Month of Payment	Amount per Common Share	Amount
Three months ended ($ in millions, except per share data)
March 31, 2025	February 2025	$0.25	$97
June 30, 2025	May 2025	0.30	114
September 30, 2025	August 2025	0.30	110
Total dividends declared		$0.85	$321

		Series A		Series B
Preferred Stock Cash Dividends Declared	Month of Payment	Amount per Preferred Share	Amount	Amount per Preferred Share	Amount
Three months ended ($ in millions, except per share data)
March 31, 2025	February 2025	$14.06	$11	$20.63	$10
June 30, 2025	May 2025	14.06	10	20.63	11
September 30, 2025	August 2025	14.06	10	20.63	10
Total dividends declared		$42.18	$31	$61.89	$31
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

Common Shares Repurchased Under Publicly Announced Programs	Total Number of Shares Purchased	Dollar Value of Shares Purchased
Three months ended ($ and shares in millions)
March 31, 2025	9.8	$600
June 30, 2025	8.8	500
September 30, 2025	12.1	861
Total	30.7	$1,961
During the nine months ended September 30, 2025, we repurchased $2.0 billion of common stock as part of our share repurchase program. In April 2025, we announced that the Board approved a share repurchase program of up to $2.5 billion through June 30, 2026. In September 2025, the Board approved an incremental share repurchase authorization of up to $1.0 billion, through June 30, 2026 (collectively with the April 2025 program, the "2025 program"). At September 30, 2025, the Company had a total remaining share repurchase authorization of $2.1 billion under the 2025 program. Repurchases under this program are subject to market conditions and other factors, including legal and regulatory restrictions and required approvals, if any.
Regulatory Capital Requirements - Synchrony Financial
As a savings and loan holding company, we are required to maintain minimum capital ratios, under the applicable U.S. Basel III capital rules. For more information, see “Regulation—Savings and Loan Holding Company Regulation” in our 2024 Form 10-K.
For Synchrony Financial to be a well-capitalized savings and loan holding company, Synchrony Bank must be well-capitalized and Synchrony Financial must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. At September 30, 2025, Synchrony Financial met all the requirements to be deemed well-capitalized.
The following table sets forth the composition of our capital ratios for the Company calculated under the Basel III Standardized Approach rules at September 30, 2025 and December 31, 2024, respectively.

	Basel III
	At September 30, 2025		At December 31, 2024
($ in millions)	Amount	Ratio(1)	Amount	Ratio(1)
Total risk-based capital	$17,260	16.9%	$17,407	16.5%
Tier 1 risk-based capital	$15,132	14.9%	$15,239	14.5%
Tier 1 leverage	$15,132	13.0%	$15,239	12.9%
Common equity Tier 1 capital	$13,910	13.7%	$14,017	13.3%
Risk-weighted assets	$101,884		$105,417
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
Capital amounts and ratios in the above table reflect the applicable CECL regulatory capital transition adjustment at December 31, 2024. The increase in our common equity Tier 1 capital ratio compared to December 31, 2024 was primarily due to a reduction in risk-weighted assets related to the decrease in loan receivables during the nine months ended September 30, 2025 and the retention of net earnings during the same period, partially offset by the final phase-in of the CECL regulatory capital transition adjustment.

Regulatory Capital Requirements - Synchrony Bank
At September 30, 2025 and December 31, 2024, the Bank met all applicable requirements to be deemed well-capitalized pursuant to the Office of the Comptroller of the Currency of the U.S. Treasury (the “OCC”) regulations and for purposes of the Federal Deposit Insurance Act. The following table sets forth the composition of the Bank’s capital ratios calculated under the Basel III Standardized Approach rules at September 30, 2025 and December 31, 2024, and also reflects the applicable CECL regulatory capital transition adjustment at December 31, 2024.

	At September 30, 2025		At December 31, 2024		Minimum to be Well-Capitalized under Prompt Corrective Action Provisions
($ in millions)	Amount	Ratio	Amount	Ratio	Ratio
Total risk-based capital	$16,007	16.5%	$15,916	15.8%	10.0%
Tier 1 risk-based capital	$13,931	14.3%	$13,805	13.7%	8.0%
Tier 1 leverage	$13,931	12.6%	$13,805	12.4%	5.0%
Common equity Tier 1 capital	$13,931	14.3%	$13,805	13.7%	6.5%
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
Off-Balance Sheet Arrangements and Unfunded Lending Commitments
____________________________________________________________________________________________
We do not have any material off-balance sheet arrangements, including guarantees of third-party obligations. Guarantees are contracts or indemnification agreements that contingently require us to make a guaranteed payment or perform an obligation to a third-party based on certain trigger events. At September 30, 2025, we had not recorded any contingent liabilities in our Condensed Consolidated Statements of Financial Position related to any guarantees. See Note 6 - Variable Interest Entities to our condensed consolidated financial statements for more information on our investment commitments for unconsolidated variable interest entities.
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
Allowance for Credit Losses
Change in methodology for Allowance for Credit Losses
At September 30, 2025, our Allowance for Credit Losses reflects changes we made during the three months ended March 31, 2025 to our methodology related to the modeling of loss projections attributable to existing loan balances and the reversion to historical mean. Our updated loss forecasting methodology utilizes a statistical, account-level model that analyzes probability of default and exposure at default for our loan receivables, as compared to our prior methodology which utilized an enhanced migration analysis to estimate credit losses. Our reversion methodology, which continues to be applied over a 6-month period, also changed from the prior weighted approach used since the adoption of CECL to apply a straight-line methodology. These changes in methodology were made prospectively to enhance our expected credit loss estimation capabilities and did not have a material effect on our Allowance for Credit Losses in the period of implementation.
For periods presented prior to March 31, 2025, the Allowance for Credit Losses reflects the methodology utilized prior to these changes. See our 2024 Form 10-K for additional information on the prior methodology for our Allowance for Credit Losses, and see below for additional information on the updated methodology reflected in the Allowance for Credit Losses at September 30, 2025.
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
Our estimation process includes analysis of historical data, and there is a significant amount of judgment applied in selecting and adjusting inputs, as well as analyzing the results produced by the model estimates used to determine the Allowance for Credit Losses. Key factors that impact the accuracy of our loss forecast estimates include the models and methodology utilized, credit strategy and trends, and consideration of material changes in our loan portfolio such as changes in growth and portfolio mix.

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
On October 24, 2023, the Federal Reserve, FDIC, and OCC issued a final rule revising their framework for evaluating banks’ records of community reinvestment under the Community Reinvestment Act (“CRA”). On July 16, 2025, these bank regulatory agencies issued a proposal to rescind the October 2023 final rule and reinstate the CRA framework that existed prior to the October 2023 final rule. The Bank received a rating of “Outstanding” in its most recent performance evaluation, which was conducted using the CRA framework that existed prior to the October 2023 final rule.
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
On October 22, 2024, the CFPB issued a final rule to implement Section 1033 of the Dodd-Frank Act. Under the final rule, financial institutions such as the Bank that offer credit cards or consumer deposit accounts would be required, upon request, to make available to a consumer or third party authorized by the consumer certain information the Bank has concerning a consumer financial product or service covered by the rule, such as a credit card or a deposit account. Industry organizations challenged the final rule in court. On July 29, 2025, the district court granted a motion by the CFPB to stay the proceedings while the CFPB conducts a rulemaking to revise the final rule substantially. On August 22, 2025, the CFPB issued an advanced notice of proposed rulemaking to solicit comments and data on several issues relating to the final rule.
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

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________________________________________________

ITEM 1. FINANCIAL STATEMENTS
Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
____________________________________________________________________________________________

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except per share data)	2025	2024	2025	2024
Interest income:
Interest and fees on loans (Note 5)	$5,510	$5,522	$16,150	$16,116
Interest on cash and debt securities	221	263	717	819
Total interest income	5,731	5,785	16,867	16,935
Interest expense:
Interest on deposits	812	968	2,549	2,889
Interest on borrowings of consolidated securitization entities	105	108	313	323
Interest on senior and subordinated unsecured notes	94	100	300	304
Total interest expense	1,011	1,176	3,162	3,516
Net interest income	4,720	4,609	13,705	13,419
Retailer share arrangements	(1,024)	(914)	(2,911)	(2,488)
Provision for credit losses (Note 5)	1,146	1,597	3,783	5,172
Net interest income, after retailer share arrangements and provision for credit losses	2,550	2,098	7,011	5,759
Other income:
Interchange revenue	272	256	778	760
Protection product revenue	149	145	440	411
Loyalty programs	(368)	(346)	(1,039)	(1,011)
Other (Note 3)	74	64	215	1,233
Total other income	127	119	394	1,393
Other expense:
Employee costs	503	464	1,518	1,394
Professional fees	240	231	693	687
Marketing and business development	120	123	363	377
Information processing	226	203	660	596
Other	159	168	502	518
Total other expense	1,248	1,189	3,736	3,572
Earnings before provision for income taxes	1,429	1,028	3,669	3,580
Provision for income taxes (Note 13)	352	239	868	855
Net earnings	$1,077	$789	$2,801	$2,725
Net earnings available to common stockholders	$1,057	$768	$2,739	$2,674

Earnings per share (Note 12)
Basic	$2.89	$1.96	$7.29	$6.71
Diluted	$2.86	$1.94	$7.22	$6.65

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
____________________________________________________________________________________________

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024

Net earnings	$1,077	$789	$2,801	$2,725

Other comprehensive income (loss)
Debt securities	4	21	15	20
Currency translation adjustments	(5)	3	(1)	(1)
Employee benefit plans and other	—	(1)	(1)	(1)
Other comprehensive income (loss)	(1)	23	13	18

Comprehensive income	$1,076	$812	$2,814	$2,743
Amounts presented net of taxes.

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Financial Position (Unaudited)
____________________________________________________________________________________________

($ in millions)	At September 30, 2025	At December 31, 2024
Assets
Cash and equivalents	$16,245	$14,711
Debt securities (Note 4)	2,716	3,079
Loan receivables: (Notes 5 and 6)
Unsecuritized loans held for investment	79,207	83,382
Restricted loans of consolidated securitization entities	20,971	21,339
Total loan receivables	100,178	104,721
Less: Allowance for credit losses	(10,373)	(10,929)
Loan receivables, net	89,805	93,792
Loan receivables held for sale (Note 5)	192	—
Goodwill	1,274	1,274
Intangible assets, net (Note 7)	909	854
Other assets	5,843	5,753
Total assets	$116,984	$119,463

Liabilities and Equity
Deposits: (Note 8)
Interest-bearing deposit accounts	$79,513	$81,664
Non-interest-bearing deposit accounts	373	398
Total deposits	79,886	82,062
Borrowings: (Notes 6 and 9)
Borrowings of consolidated securitization entities	7,666	7,842
Senior and subordinated unsecured notes	6,765	7,620
Total borrowings	14,431	15,462
Accrued expenses and other liabilities	5,602	5,359
Total liabilities	$99,919	$102,883

Equity:
Preferred stock, par value $0.001 per share; 1,250,000 shares authorized, issued and outstanding; and aggregate liquidation preference of $1,250 at both September 30, 2025 and December 31, 2024	$1,222	$1,222
Common stock, par value $0.001 per share; 4,000,000,000 shares authorized; 833,984,684 shares issued at both September 30, 2025 and December 31, 2024; 360,143,330 and 388,261,077 shares outstanding at September 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	9,866	9,853
Retained earnings	23,978	21,635
Accumulated other comprehensive income (loss):
Debt securities	(8)	(23)
Currency translation adjustments	(45)	(44)
Employee benefit plans and other	7	8
Treasury stock, at cost; 473,841,354 and 445,723,607 shares at September 30, 2025 and December 31, 2024, respectively	(17,956)	(16,072)
Total equity	17,065	16,580
Total liabilities and equity	$116,984	$119,463
See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
____________________________________________________________________________________________

	Preferred Stock		Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2024	750	$734	833,985	$1	$9,775	$18,662	$(68)	$(15,201)	$13,903
Net earnings	—	—	—	—	—	1,293	—	—	1,293
Other comprehensive income	—	—	—	—	—	—	(1)	—	(1)
Issuance of preferred stock	500	488	—	—	—	—	—	—	488
Purchases of treasury stock	—	—	—	—	—	—	—	(300)	(300)
Stock-based compensation	—	—	—	—	(7)	(52)	—	71	12
Dividends - Series A preferred stock ($14.06 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividends - common stock ($0.25 per share)	—	—	—	—	—	(102)	—	—	(102)
Balance at March 31, 2024	1,250	$1,222	833,985	$1	$9,768	$19,790	$(69)	$(15,430)	$15,282
Net earnings	—	—	—	—	—	643	—	—	643
Other comprehensive income	—	—	—	—	—	—	(4)	—	(4)
Purchases of treasury stock	—	—	—	—	—	—	—	(305)	(305)
Stock-based compensation	—	—	—	—	25	(4)	—	22	43
Dividends - Series A preferred stock ($14.06 per share)	—	—	—	—	—	(10)	—	—	(10)
Dividends - Series B preferred stock ($18.79 per share)	—	—	—	—	—	(9)	—	—	(9)
Dividends - common stock ($0.25 per share)	—	—	—	—	—	(100)	—	—	(100)
Balance at June 30, 2024	1,250	$1,222	833,985	$1	$9,793	$20,310	$(73)	$(15,713)	$15,540
Net earnings	—	—	—	—	—	789	—	—	789
Other comprehensive income	—	—	—	—	—	—	23	—	23
Purchases of treasury stock	—	—	—	—	—	—	—	(302)	(302)
Stock-based compensation	—	—	—	—	29	(4)	—	25	50
Dividends - Series A preferred stock ($14.06 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividends - Series B preferred stock ($20.63 per share)	—	—	—	—	—	(10)	—	—	(10)
Dividends - common stock ($0.25 per share)	—	—	—	—	—	(99)	—	—	(99)
Balance at September 30, 2024	1,250	$1,222	833,985	$1	$9,822	$20,975	$(50)	$(15,990)	$15,980

	Preferred Stock		Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2025	1,250	$1,222	833,985	$1	$9,853	$21,635	$(59)	$(16,072)	$16,580
Net earnings	—	—	—	—	—	757	—	—	757
Other comprehensive income	—	—	—	—	—	—	6	—	6
Purchases of treasury stock	—	—	—	—	—	—	—	(605)	(605)
Stock-based compensation	—	—	—	—	(49)	(65)	—	75	(39)
Dividends - Series A preferred stock ($14.06 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividends - Series B preferred stock ($20.63 per share)	—	—	—	—	—	(10)	—	—	(10)
Dividends - common stock ($0.25 per share)	—	—	—	—	—	(97)	—	—	(97)
Balance at March 31, 2025	1,250	$1,222	833,985	$1	$9,804	$22,209	$(53)	$(16,602)	$16,581
Net earnings	—	—	—	—	—	967	—	—	967
Other comprehensive income	—	—	—	—	—	—	8	—	8
Purchases of treasury stock	—	—	—	—	—	—	—	(504)	(504)
Stock-based compensation	—	—	—	—	32	(5)	—	8	35
Dividends - Series A preferred stock ($14.06 per share)	—	—	—	—	—	(10)	—	—	(10)
Dividends - Series B preferred stock ($20.63 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividends - common stock ($0.30 per share)	—	—	—	—	—	(114)	—	—	(114)
Balance at June 30, 2025	1,250	$1,222	833,985	$1	$9,836	$23,036	$(45)	$(17,098)	$16,952
Net earnings	—	—	—	—	—	1,077	—	—	1,077
Other comprehensive income	—	—	—	—	—	—	(1)	—	(1)
Purchases of treasury stock	—	—	—	—	—	—	—	(870)	(870)
Stock-based compensation	—	—	—	—	30	(5)	—	12	37
Dividends - Series A preferred stock ($14.06 per share)	—	—	—	—	—	(10)	—	—	(10)
Dividends - Series B preferred stock ($20.63 per share)	—	—	—	—	—	(10)	—	—	(10)
Dividends - common stock ($0.30 per share)	—	—	—	—	—	(110)	—	—	(110)
Balance at September 30, 2025	1,250	$1,222	833,985	$1	$9,866	$23,978	$(46)	$(17,956)	$17,065

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
____________________________________________________________________________________________

	Nine months ended September 30,
($ in millions)	2025	2024
Cash flows - operating activities
Net earnings	$2,801	$2,725
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for credit losses	3,783	5,172
Deferred income taxes	171	(80)
Depreciation and amortization	375	361
Gain on sale of business	—	(1,069)
All other operating activities	358	353
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions
(Increase) decrease in interest and fees receivable	(271)	230
(Increase) decrease in other assets	114	(5)
Increase (decrease) in accrued expenses and other liabilities	66	(192)
Cash provided from (used for) operating activities	7,397	7,495

Cash flows - investing activities
Maturity and sales of debt securities	1,571	2,961
Purchases of debt securities	(1,177)	(1,422)
Acquisitions, net of cash acquired	—	(1,935)
Proceeds from sale of business, net of cash and restricted cash sold	—	491
Net (increase) decrease in loan receivables, including held for sale	183	(3,545)
All other investing activities	(789)	(490)
Cash provided from (used for) investing activities	(212)	(3,940)

Cash flows - financing activities
Borrowings of consolidated securitization entities
Proceeds from issuance of securitized debt	1,495	1,694
Maturities and repayment of securitized debt	(1,675)	(950)
Senior and subordinated unsecured notes
Proceeds from issuance of senior and subordinated unsecured notes	1,788	745
Maturities and repayment of senior and subordinated unsecured notes	(2,650)	(1,850)
Proceeds from issuance of preferred stock	—	488
Dividends paid on preferred stock	(62)	(51)
Net increase (decrease) in deposits	(2,182)	1,120
Purchases of treasury stock	(1,979)	(907)
Dividends paid on common stock	(321)	(301)
All other financing activities	(67)	18
Cash provided from (used for) financing activities	(5,653)	6

Increase (decrease) in cash and equivalents, including restricted amounts	1,532	3,561
Cash and equivalents, including restricted amounts, at beginning of period	14,755	14,420
Cash and equivalents at end of period:
Cash and equivalents	16,245	17,934
Restricted cash and equivalents included in other assets	42	47
Total cash and equivalents, including restricted amounts, at end of period	$16,287	$17,981
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
In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). This ASU amends certain aspects of the accounting for and disclosure of software costs. This ASU requires an entity to start capitalizing software costs when both management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in this update are effective for the Company beginning in January 2028, through either a prospective, modified, or retrospective transition approach, with early adoption permitted. The Company is currently evaluating the updated guidance to assess the impact and the method of adoption.
Allowance for Credit Losses
Changes in methodology for Allowance for Credit Losses
At September 30, 2025, our Allowance for Credit Losses reflects changes we made during the three months ended March 31, 2025 to our methodology related to the modeling of loss projections attributable to existing loan balances and the reversion to historical mean. Our updated loss forecasting methodology utilizes a statistical, account-level model that analyzes probability of default and exposure at default for our loan receivables, as compared to our prior methodology which utilized an enhanced migration analysis to estimate credit losses. Our reversion methodology, which continues to be applied over a 6-month period, also changed from the prior weighted approach used since the adoption of CECL to apply a straight-line methodology. These changes in methodology were made prospectively to enhance our expected credit loss estimation capabilities and did not have a material effect on our Allowance for Credit Losses in the period of implementation.
For periods presented prior to March 31, 2025, the Allowance for Credit Losses reflects the methodology utilized prior to these changes. See 2024 Form 10-K for additional information on the prior methodology for our Allowance for Credit Losses, and see below for additional information on the updated methodology reflected in the Allowance for Credit Losses at September 30, 2025.

Losses on loan receivables are estimated and recognized upon origination of the loan, and updated based on expected credit losses for the life of the loan balance at the period end date. Expected credit loss estimates involve modeling loss projections attributable to existing loan balances, considering historical experience, current conditions and future expectations for pools of loans with similar risk characteristics, such as retailer, performance and credit attributes, over the reasonable and supportable forecast period and considers historical loss information beyond the reasonable and supportable period.
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
We evaluate our Allowance for Credit Losses quarterly. Our estimation process includes analysis of historical data, and there is a significant amount of judgment applied in selecting and adjusting inputs as well as analyzing the results produced by the model estimates used to determine the Allowance for Credit Losses. Other data utilized in our estimate of expected losses, includes past performance, changes in underwriting policies, bankruptcy activity such as filings and loan volumes and amounts. We also evaluate portfolio risk management techniques applied to various accounts, historical behavior of different account vintages, account seasoning, economic conditions, recent trends in delinquencies and net charge-offs, account collection management including the impact of modifications made to borrowers experiencing financial difficulties, forecasting uncertainties, expectations about the future and a qualitative assessment of the adequacy of the allowance for credit losses. Additionally, the estimate of expected credit losses includes expected recoveries of amounts previously charged-off and expected to be charged-off.
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
The reasonable and supportable forecast period is determined primarily based upon an assessment of the current economic outlook, including our ability to use available data to accurately forecast losses over time. The reasonable and supportable forecast period used in our estimate of credit losses at September 30, 2025 was 12 months, consistent with the forecast period utilized since adoption of CECL. The Company reassesses the reasonable and supportable forecast period on a quarterly basis. Beyond the reasonable and supportable forecast period, we revert to historical loss information at the loan receivables segment level over a 6-month period on a straight-line basis, and utilize historical loss information thereafter for the remaining life of the portfolio. The historical loss information is derived from a combination of recessionary and non-recessionary performance periods, weighted by the estimated time span of each period. Similar to the reasonable and supportable forecast period, we also reassess the reversion period and historical mean on a quarterly basis, considering any required adjustments for differences in underwriting standards, portfolio mix, and other relevant data shifts over time.
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

NOTE 4.    DEBT SECURITIES
All of our debt securities are classified as available-for-sale and are held to meet our liquidity objectives or to comply with the Community Reinvestment Act (“CRA”). Our debt securities consist of the following:

	September 30, 2025				December 31, 2024
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
($ in millions)	cost	gains	losses	fair value	cost	gains	losses	fair value
U.S. government and federal agency	$1,699	$8	$—	$1,707	$1,841	$3	$—	$1,844
State and municipal	26	—	—	26	17	—	(1)	16
Residential mortgage-backed(a)	336	—	(24)	312	324	—	(35)	289
Asset-backed(b)	657	5	—	662	919	4	(1)	922
Other	8	1	—	9	8	—	—	8
Total(c)	$2,726	$14	$(24)	$2,716	$3,109	$7	$(37)	$3,079
_______________________
(a)    All of our residential mortgage-backed securities have been issued by government-sponsored entities and are collateralized by U.S. mortgages.
(b)    Our asset-backed securities are collateralized by credit card and auto loans.
(c)    At September 30, 2025 and December 31, 2024, the estimated fair value of debt securities pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve discount window advances was $483 million and $551 million, respectively.
The following table presents the estimated fair values and gross unrealized losses of our available-for-sale debt securities:

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
($ in millions)	fair value	losses	fair value	losses
At September 30, 2025
U.S. government and federal agency	$101	$—	$—	$—
State and municipal	7	—	5	—
Residential mortgage-backed	41	—	243	(24)
Asset-backed	—	—	4	—
Other	—	—	—	—
Total(a)	$149	$—	$252	$(24)

At December 31, 2024
U.S. government and federal agency	$199	$—	$—	$—
State and municipal	12	(1)	3	—
Residential mortgage-backed	5	—	279	(35)
Asset-backed	79	(1)	4	—
Other	—	—	—	—
Total(a)	$295	$(2)	$286	$(35)
______________________
(a)Consists of 219 and 224 securities in gross unrealized loss positions at September 30, 2025 and December 31, 2024, respectively.

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
Contractual Maturities of Investments in Available-for-Sale Debt Securities

At September 30, 2025 ($ in millions)	Due within 1 year	Due after 1 year through 5 years	Due after 5 years through 10 years	Due after 10 years	Total

U.S. government and federal agency	$1,050	$657	$—	$—	$1,707
State and municipal	—	6	—	20	26
Residential mortgage-backed	1	15	95	201	312
Asset-backed	284	378	—	—	662
Other	—	9	—	—	9
Total estimated fair value	$1,335	$1,065	$95	$221	$2,716

Amortized cost	$1,332	$1,055	$101	$238	$2,726
Weighted average yield(a)	4.5%	4.3%	1.7%	3.2%	4.2%
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
There were no material realized gains or losses recognized for the nine months ended September 30, 2025 and 2024.
Although we generally do not have the intent to sell any specific securities held at September 30, 2025, in the ordinary course of managing our debt securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield, liquidity requirements and funding obligations.
NOTE 5.    LOAN RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

($ in millions)	September 30, 2025	December 31, 2024
Credit cards	$92,550	$96,818
Consumer installment loans	5,584	5,971
Commercial credit products	1,961	1,826
Other	83	106
Total loan receivables, before allowance for credit losses(a)(b)(c)	$100,178	$104,721
_______________________
(a)Total loan receivables include $21.0 billion and $21.3 billion of restricted loans of consolidated securitization entities at September 30, 2025 and December 31, 2024, respectively. See Note 6. Variable Interest Entities for further information.
(b)At September 30, 2025 and December 31, 2024, loan receivables included deferred income and purchase discounts, net of deferred costs, of $109 million and $212 million, respectively.
(c)At September 30, 2025 and December 31, 2024, $18.7 billion and $20.7 billion, respectively, of loan receivables were pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve discount window advances.

Loan Receivables Held for Sale
During the second quarter of 2025, we entered into an agreement to sell loan receivables associated with one of our retailer program agreements. As a result, at September 30, 2025, these loan receivables are classified as Loan receivables held for sale on our Condensed Consolidated Statement of Financial Position. In October 2025, we completed the sale of the loan receivables associated with the program agreement.
Allowance for Credit Losses(a)

($ in millions)	Balance at July 1, 2025	Provision charged to operations(b)	Gross charge-offs	Recoveries	Other	Balance at September 30, 2025
Credit cards	$9,906	$964	$(1,553)	$356	$6	$9,679
Consumer installment loans	545	102	(91)	17	—	573
Commercial credit products	112	34	(29)	3	—	120
Other	1	1	(1)	—	—	1
Total	$10,564	$1,101	$(1,674)	$376	$6	$10,373

($ in millions)	Balance at July 1, 2024	Provision charged to operations(b)	Gross charge-offs	Recoveries	Other	Balance at September 30, 2024
Credit cards	$10,255	$1,460	$(1,720)	$291	$—	$10,286
Consumer installment loans	602	99	(100)	11	—	612
Commercial credit products	123	41	(37)	2	—	129
Other	2	—	—	—	—	2
Total	$10,982	$1,600	$(1,857)	$304	$—	$11,029

($ in millions)	Balance at January 1, 2025	Provision charged to operations(b)	Gross charge-offs	Recoveries	Other	Balance at September 30, 2025
Credit cards	$10,259	$3,377	$(5,049)	$1,086	$6	$9,679
Consumer installment loans	542	275	(293)	49	—	573
Commercial credit products	127	82	(97)	8	—	120
Other	1	1	(1)	—	—	1
Total	$10,929	$3,735	$(5,440)	$1,143	$6	$10,373

($ in millions)	Balance at January 1, 2024	Provision charged to operations(b)	Gross charge-offs	Recoveries	Other(c)	Balance at September 30, 2024
Credit cards	$10,156	$4,515	$(5,313)	$921	$7	$10,286
Consumer installment loans	279	557	(297)	34	39	612
Commercial credit products	131	101	(109)	6	—	129
Other	5	(2)	(1)	—	—	2
Total	$10,571	$5,171	$(5,720)	$961	$46	$11,029
_______________________
(a)Excluded from the table above are allowance for credit losses for loan receivables acquired and immediately written off within the period presented.
(b)Provision for credit losses in our Condensed Consolidated Statements of Earnings also includes amounts associated with off-balance sheet credit exposures recorded in Accrued expenses and other liabilities in the Condensed Consolidated Statements of Financial Position. Such amounts in the three and nine months ended September 30, 2025 include those associated with our commitment to purchase a loan portfolio, which is expected to close in the first half of 2026.
(c)Primarily represents allowance for credit losses for purchased credit deteriorated assets.
The reasonable and supportable forecast period used in our estimate of credit losses at September 30, 2025 was 12 months, consistent with the forecast period utilized since the adoption of CECL. Beyond the reasonable and supportable forecast period, we revert to historical loss information at the loan receivables segment level over a 6-month period, and utilize historical loss information thereafter for the remaining life of the portfolio.

Losses on loan receivables, including those which are modified for borrowers experiencing financial difficulty, are estimated and recognized upon origination of the loan, and updated based on expected credit losses for the life of the loan balance at the period end date. Expected credit loss estimates are developed using both quantitative models and qualitative adjustments, and incorporates a macroeconomic forecast. The current and forecasted economic conditions at the balance sheet date are reflected in our current estimate of expected credit losses, which includes consideration of the decrease in delinquent balances as a percentage of loan receivables compared to the prior year period, as well as expectations of the macroeconomic environment, and the decrease in loan receivables during the nine months ended September 30, 2025. Our allowance for credit losses decreased to $10.4 billion at September 30, 2025, compared to $10.9 billion at December 31, 2024, primarily reflecting these conditions. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies for additional information on our significant accounting policies related to our allowance for credit losses at September 30, 2025, and Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our 2024 annual consolidated financial statements within our 2024 Form 10-K, for additional information on our significant accounting policies related to our allowance for credit losses at December 31, 2024.
Delinquent and Non-accrual Loans
The following table provides information on our delinquent and non-accrual loan receivables:

At September 30, 2025 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing
Credit cards	$2,105	$2,063	$4,168	$2,063	$—
Consumer installment loans	126	30	156	—	30
Commercial credit products	41	35	76	35	—
Total delinquent loans	$2,272	$2,128	$4,400	$2,098	$30
Percentage of total loan receivables	2.3%	2.1%	4.4%	2.1%	—%

At December 31, 2024 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing
Credit cards	$2,229	$2,431	$4,660	$2,431	$—
Consumer installment loans	139	39	178	—	39
Commercial credit products	45	42	87	42	—
Total delinquent loans	$2,413	$2,512	$4,925	$2,473	$39
Percentage of total loan receivables	2.3%	2.4%	4.7%	2.4%	—%

Credit Quality Indicators
Our loan receivables portfolio includes both secured and unsecured loans. Secured loan receivables are largely comprised of consumer installment loans secured by equipment. Unsecured loan receivables are largely comprised of our open-ended consumer and commercial revolving credit card loans. As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, including delinquency information, as well as information from credit bureaus relating to the customer’s broader credit performance. We utilize VantageScore credit data and scores to assist in our assessment of credit quality. VantageScore credit data and scores are obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three credit score categories: (i) 651 or higher, which are considered the strongest credits; (ii) 591 to 650, considered moderate credit risk; and (iii) 590 or less, which are considered weaker credits. There are certain customer accounts, including for our commercial credit products, for which a VantageScore credit score may not be available where we use alternative sources to assess their credit quality and predict behavior. The following table provides the most recent VantageScore credit scores, or equivalent, available for our revolving credit card and commercial credit product customers at September 30, 2025, December 31, 2024 and September 30, 2024, respectively, as a percentage of each class of loan receivables. The table below excludes 0.4%, 0.3% and 0.3% of our total loan receivables balance for our credit cards and commercial credit products at September 30, 2025, December 31, 2024 and September 30, 2024, respectively, which represents those customer accounts for which a VantageScore credit score, or equivalent, is not available.

	September 30, 2025			December 31, 2024			September 30, 2024
	651 or	591 to	590 or	651 or	591 to	590 or	651 or	591 to	590 or
	higher	650	less	higher	650	less	higher	650	less
Credit cards	73%	19%	8%	73%	19%	8%	72%	19%	9%
Commercial credit products	83%	11%	6%	83%	7%	10%	83%	7%	10%
Consumer Installment Loans
Delinquency trends are the primary credit quality indicator for our consumer installment loans, which we use to monitor credit quality and risk within the portfolio. The tables below include information on our consumer installment loans by origination year.
Consumer Installment Loans by Origination Year

	By origination year
At September 30, 2025 ($ in millions)	2025	2024	2023	2022	2021	Prior	Total
Amortized cost basis	$1,559	$1,707	$1,221	$725	$276	$96	$5,584
30-89 days delinquent	$23	$35	$32	$23	$9	$4	$126
90 or more days delinquent	$4	$9	$8	$6	$2	$1	$30

	By origination year
At December 31, 2024 ($ in millions)	2024	2023	2022	2021	2020	Prior	Total
Amortized cost basis	$2,581	$1,761	$1,005	$424	$166	$34	$5,971
30-89 days delinquent	$47	$44	$30	$12	$5	$1	$139
90 or more days delinquent	$13	$13	$9	$3	$1	$—	$39

Gross Charge-offs for Consumer Installment Loans by Origination Year

	By origination year
For the nine months ended ($ in millions)	2025	2024	2023	2022	2021	Prior	Total
September 30, 2025	$10	$101	$91	$62	$21	$8	$293
September 30, 2024	$—	$23	$135	$87	$35	$17	$297
Loan Modifications to Borrowers Experiencing Financial Difficulty
The following tables provides information on our loan modifications made to borrowers experiencing financial difficulty during the periods presented, which do not include loans that are classified as loan receivables held for sale:

Three months ended September 30	2025		2024
($ in millions)	Amount	% of Total Class of Loan Receivables	Amount	% of Total Class of Loan Receivables
Long-term modifications
Credit cards	$406	0.4%	$442	0.5%
Consumer installment loans	—	—%	—	—%
Commercial credit products	2	0.1%	3	0.2%
Short-term modifications
Credit cards	203	0.2%	231	0.2%
Consumer installment loans	—	—%	—	—%
Commercial credit products	1	—%	—	—%
Total	$612	0.6%	$676	0.7%

Nine months ended September 30	2025		2024
($ in millions)	Amount(a)	% of Total Class of Loan Receivables	Amount	% of Total Class of Loan Receivables
Long-term modifications
Credit cards	$1,228	1.3%	$1,322	1.4%
Consumer installment loans	—	—%	—	—%
Commercial credit products	7	0.4%	7	0.4%
Short-term modifications
Credit cards	664	0.7%	704	0.7%
Consumer installment loans	—	—%	—	—%
Commercial credit products	2	—%	1	—%
Total	$1,901	1.9%	$2,034	2.0%
_______________________
(a)Represents balance at enrollment date. Long-term and short-term loan modifications made to borrowers for the nine months ended September 30, 2025 had amortized cost balances at September 30, 2025 of $1.0 billion and $124 million, respectively.
Financial Effects of Loan Modifications to Borrowers Experiencing Financial Difficulty
As part of our loan modifications to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability. For long-term modifications made in the three and nine months ended September 30, 2025 and 2024, the financial effect of these modifications reduced the weighted-average interest rates by 97% for all periods presented. For short-term modifications made in the three months ended September 30, 2025 and 2024, unpaid balances of $12 million and $15 million, respectively, were forgiven related to borrowers who successfully exited the program. For short-term modifications made in the nine months ended September 30, 2025 and 2024, unpaid balances of $211 million and $216 million, respectively, were forgiven related to borrowers who successfully exited the program. Additionally, beginning in late 2024, for borrowers that newly enroll in our short-term loan modification programs, we no longer charge interest and penalty fees during the term of the program and also typically waive accrued and unpaid interest and fees at the time of enrollment.
Performance of Loans Modified to Borrowers Experiencing Financial Difficulty
The following tables provide information on the performance of loans modified to borrowers experiencing financial difficulty which have been modified within the previous 12 months from the applicable balance sheet date and remained in a modification program at September 30, 2025 and 2024, respectively:

	Amortized cost basis
At September 30, 2025 ($ in millions)	Current	30-89 days delinquent	90 or more days delinquent	Total past due(a)
Long-term modifications
Credit cards	$972	$160	$111	$271
Consumer installment loans	—	—	—	—
Commercial credit products	5	1	1	2
Short-term modifications
Credit cards	56	30	38	68
Consumer installment loans	—	—	—	—
Commercial credit products	—	—	—	—
Total delinquent modified loans	$1,033	$191	$150	$341
Percentage of total loan receivables	1.0%	0.2%	0.1%	0.3%

	Amortized cost basis
At September 30, 2024 ($ in millions)	Current	30-89 days delinquent	90 or more days delinquent	Total past due(a)
Long-term modifications
Credit cards	$1,002	$178	$132	$310
Consumer installment loans	—	—	—	—
Commercial credit products	3	1	1	2
Short-term modifications
Credit cards	72	38	39	77
Consumer installment loans	—	—	—	—
Commercial credit products	—	—	—	—
Total delinquent modified loans	$1,077	$217	$172	$389
Percentage of total loan receivables	1.1%	0.2%	0.2%	0.4%
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
Payment Defaults
The following tables present the type, number and amount of loans to borrowers experiencing financial difficulty that enrolled in a long-term modification program within the previous 12 months from the applicable balance sheet date, and experienced a payment default and charged-off during the period presented:

Three months ended September 30	2025		2024
($ in millions, accounts in thousands)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	34	$97	43	$116
Consumer installment loans	—	—	—	—
Commercial credit products	—	1	—	1
Total	34	$98	43	$117

Nine months ended September 30	2025		2024
($ in millions, accounts in thousands)	Accounts defaulted	Loans defaulted	Accounts defaulted	Loans defaulted
Credit cards	75	$216	96	$259
Consumer installment loans	—	—	—	—
Commercial credit products	—	2	1	2
Total	75	$218	97	$261
Of the loans modified to borrowers experiencing financial difficulty that enrolled in a short-term modification program within the previous 12 months from the applicable balance sheet date, 64% and 60% had fully completed all required payments and successfully exited the program during the nine months ended September 30, 2025 and 2024, respectively.
Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and by applying a consistent underwriting approach for all of our credit products. Unused credit card lines available to our customers totaled approximately $444 billion and $433 billion at September 30, 2025 and December 31, 2024, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.

Interest Income by Product
The following table provides additional information about our interest and fees on loans, including merchant discounts, from our loan receivables, including held for sale:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Credit cards(a)	$5,255	$5,236	$15,386	$15,345
Consumer installment loans	208	238	626	630
Commercial credit products	46	46	134	134
Other	1	2	4	7
Total(b)	$5,510	$5,522	$16,150	$16,116
_______________________
(a)Interest income on credit cards that was reversed related to accrued interest receivables written off was $541 million and $551 million for the three months ended September 30, 2025 and 2024, respectively, and $1.8 billion and $1.7 billion for the nine months ended September 30, 2025 and 2024, respectively.
(b)Deferred merchant discounts to be recognized in interest income at both September 30, 2025 and December 31, 2024, were $1.8 billion, which are included in Accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Position.

NOTE 6.    VARIABLE INTEREST ENTITIES
We use VIEs to securitize loan receivables and arrange public and private asset-backed financing in the ordinary course of business through Synchrony Card Issuance Trust, as well as private asset-backed financing through Synchrony Credit Card Master Note Trust and Synchrony Sales Finance Master Trust. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE and we did not provide non-contractual support for previously transferred loan receivables to any of these VIEs in the three and nine months ended September 30, 2025 and 2024. Our VIEs are able to accept new loan receivables and arrange new asset-backed financings, consistent with the requirements and limitations on such activities placed on the VIE by existing investors. Once an account has been designated to a VIE, the contractual arrangements we have require all existing and future loan receivables originated under such account to be transferred to the VIE. The amount of loan receivables held by our VIEs in excess of the minimum amount required under the asset-backed financing arrangements with investors may be removed by us under removal of accounts provisions. All loan receivables held by a VIE are subject to claims of third-party investors.
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
The table below summarizes the assets and liabilities of our consolidated securitization VIEs described above:

($ in millions)	September 30, 2025	December 31, 2024
Assets
Loan receivables, net(a)	$19,182	$19,439
Other assets(b)	44	44
Total	$19,226	$19,483

Liabilities
Borrowings	$7,666	$7,842
Other liabilities	26	27
Total	$7,692	$7,869
_______________________
(a)    Includes $1.8 billion and $1.9 billion of related allowance for credit losses resulting in gross restricted loan receivables of $21.0 billion and $21.3 billion at September 30, 2025 and December 31, 2024, respectively.
(b)    Includes $40 million of segregated funds held by the VIEs at both September 30, 2025 and December 31, 2024, which are classified as restricted cash and equivalents and included as a component of Other assets in our Condensed Consolidated Statements of Financial Position.
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
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $1.1 billion and $1.2 billion for the three months ended September 30, 2025 and 2024, respectively. Related expenses consisted primarily of provision for credit losses of $140 million and $331 million for the three months ended September 30, 2025 and 2024, respectively, and interest expense of $105 million and $108 million for the three months ended September 30, 2025 and 2024, respectively.

Income (principally, interest and fees on loans) earned by our consolidated VIEs was $3.2 billion for both the nine months ended September 30, 2025 and 2024. Related expenses consisted primarily of provision for credit losses of $602 million and $753 million for the nine months ended September 30, 2025 and 2024, respectively, and interest expense of $313 million and $323 million for the nine months ended September 30, 2025 and 2024, respectively.
These amounts do not include intercompany transactions, principally fees and interest, which are eliminated in our condensed consolidated financial statements.
Non-consolidated VIEs
As part of our community reinvestment initiatives, we invest in funds that invest in affordable housing properties and receive affordable housing tax credits for these investments. We account for these investments using the proportional amortization method, where the costs of the investment are amortized in proportion to the income tax credits and other income tax benefits received. These investments are included in Other assets within our Condensed Consolidated Statements of Financial Position totaled $914 million and $776 million at September 30, 2025 and December 31, 2024, respectively, and represent our total exposure for these entities.
For the three months ended September 30, 2025 and 2024, provision for income taxes included amortization expense of $35 million and $24 million, respectively, and tax credits and other tax benefits of $45 million and $30 million, respectively, associated with investments in affordable housing properties. For the nine months ended September 30, 2025 and 2024, provision for income taxes included amortization expense of $108 million and $71 million, respectively, and tax credits and other tax benefits of $133 million and $86 million, respectively, associated with investments in affordable housing properties.
Our other investments in non-consolidated VIEs, totaled $290 million and $274 million at September 30, 2025 and December 31, 2024, respectively, and are included in Other assets within our Condensed Consolidated Statements of Financial Position. At September 30, 2025, the Company also had investment commitments of $193 million related to these investments.
NOTE 7.    INTANGIBLE ASSETS

	September 30, 2025			December 31, 2024
($ in millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Capitalized software	$2,668	$(1,823)	$845	$2,361	$(1,569)	$792
Other	204	(140)	64	195	(133)	62
Total	$2,872	$(1,963)	$909	$2,556	$(1,702)	$854
During the nine months ended September 30, 2025, we recorded additions to intangible assets subject to amortization of $319 million, primarily related to capitalized software expenditures.
Amortization expense was $90 million and $83 million for the three months ended September 30, 2025 and 2024, respectively, and $263 million and $243 million for the nine months ended September 30, 2025 and 2024, respectively, and is included as a component of Other expense in our Condensed Consolidated Statements of Earnings.

NOTE 8.    DEPOSITS
Deposits

($ in millions)	September 30, 2025	December 31, 2024
Interest-bearing deposits:
Money market and other demand deposits	$2,758	$2,264
Savings	30,112	28,605
Certificates of deposit
Direct	40,462	41,055
Brokered	3,596	5,891
Brokered sweep accounts	2,585	3,849
Total interest-bearing deposits	79,513	81,664

Total non-interest-bearing deposits	373	398
Total deposits	$79,886	$82,062
Certificates of Deposit
At September 30, 2025, our certificates of deposit maturing for the remainder of 2025 and over the next four years and thereafter were as follows:

($ in millions)	2025	2026	2027	2028	2029	Thereafter
Certificates of deposit	$3,139	$31,058	$4,540	$2,237	$1,182	$1,902
At September 30, 2025 and December 31, 2024, direct certificates of deposit of $11.5 billion and $11.2 billion, respectively, were of denominations at or exceeding applicable FDIC insurance limits, which are generally $250,000 per depositor for each account ownership category. These amounts include partially insured certificates of deposit. At September 30, 2025 and December 31, 2024, the portion of these direct certificates of deposit estimated to be uninsured was $3.9 billion and $3.7 billion, respectively. Brokered certificates of deposit are assumed to be individual deposit balances within applicable FDIC insurance limits.
Brokered Sweep Deposits
Our broker network deposit sweeps are procured through a program arranger who channels account deposits to us. Unless extended, the contracts associated with these broker network deposit sweeps will terminate between 2025 and 2029.

NOTE 9.    BORROWINGS

	September 30, 2025				December 31, 2024
($ in millions)	Maturity date	Interest Rate	Weighted average interest rate	Outstanding Amount(a)(b)	Outstanding Amount(a)(b)
Borrowings of consolidated securitization entities:
Fixed securitized borrowings	2026 - 2028	4.49% - 5.74%	5.11%	$4,741	$4,917
Floating securitized borrowings	2026 - 2028	4.84% - 5.22%	4.99%	2,925	2,925
Total borrowings of consolidated securitization entities			5.06%	7,666	7,842

Senior unsecured notes:
Synchrony Financial senior unsecured notes:
Fixed senior unsecured notes	2026 - 2031	2.88% - 5.15%	3.90%	2,891	4,637
Fixed to floating senior unsecured notes	2029 - 2036	5.02% - 6.00%	5.62%	2,534	745

Synchrony Bank senior unsecured notes:
Fixed senior unsecured notes	2027	5.63%	5.63%	598	1,497
Total senior unsecured notes			4.79%	6,023	6,879

Subordinated unsecured notes:
Synchrony Financial subordinated unsecured notes:
Fixed subordinated unsecured notes	2033	7.25%	7.25%	742	741
Total senior and subordinated unsecured notes			5.06%	6,765	7,620

Total borrowings				$14,431	$15,462
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
Debt Maturities
The following table summarizes the maturities of the principal amount of our borrowings of consolidated securitization entities and senior and subordinated unsecured notes for the remainder of 2025 and over the next four years and thereafter:

($ in millions)	2025	2026	2027	2028	2029	Thereafter
Borrowings	$—	$3,400	$4,200	$2,175	$1,150	$3,550
Senior Unsecured Notes
The following table summarizes the issuances of Synchrony Financial fixed to floating rate senior unsecured notes during the nine months ended September 30, 2025:

($ in millions):
Issuance Date	Principal Amount	Fixed Interest Rate	Interest Rate Reset Date	Floating Rate Spread(a)	Maturity
March 2025	$800	5.450%	March 7, 2030	168 bps	March 2031
July 2025	$500	5.019%	July 29, 2028	139.5 bps	July 2029
July 2025	$500	6.000%	July 29, 2035	207 bps	July 2036
___________________
(a)Floating rate applicable at interest rate reset date through maturity, based on compounded Secured Overnight Financing Rate plus floating rate spread noted above.

Additional Sources of Liquidity
We have undrawn committed and uncommitted capacity under our credit facilities from private lenders under our securitization programs, subject to customary borrowing conditions, and also have access to the Federal Reserve discount window. At both September 30, 2025 and December 31, 2024, we had:
•an aggregate of $2.6 billion of undrawn capacity under our securitization financings, of which $2.1 billion was committed and $450 million was uncommitted, and
•an aggregate of $10.0 billion and $11.5 billion, respectively, of available borrowing capacity through the Federal Reserve discount window based on the amount and type of assets pledged.
In July 2025, our $500 million unsecured revolving credit facility with private lenders matured.

NOTE 10.    FAIR VALUE MEASUREMENTS
For a description of how we estimate fair value, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies in our 2024 annual consolidated financial statements within our 2024 Form 10-K. The following tables present our assets and liabilities measured at fair value on a recurring basis.
Recurring Fair Value Measurements

At September 30, 2025 ($ in millions)	Level 1	Level 2	Level 3	Total(a)
Assets
Debt securities
U.S. government and federal agency	$—	$1,707	$—	$1,707
State and municipal	—	—	26	26
Residential mortgage-backed	—	312	—	312
Asset-backed	—	662	—	662
Other	—	—	9	9
Other(b)	14	—	3	17
Total	$14	$2,681	$38	$2,733

Liabilities
Other(c)	$—	$—	$1	$1
Total	$—	$—	$1	$1

At December 31, 2024 ($ in millions)	Level 1	Level 2	Level 3	Total(a)
Assets
Debt securities
U.S. government and federal agency	$—	$1,844	$—	$1,844
State and municipal	—	—	16	16
Residential mortgage-backed	—	289	—	289
Asset-backed	—	922	—	922
Other	—	—	8	8
Other(b)	14	—	6	20
Total	$14	$3,055	$30	$3,099

Liabilities
Other(c)	$—	$—	$11	$11
Total	$—	$—	$11	$11
_______________________
(a)    For the nine months ended September 30, 2025 and 2024, there were no fair value measurements transferred between levels and changes in our Level 3 assets and liabilities were not material.
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

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

	Carrying	Corresponding fair value amount
At September 30, 2025 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$16,245	$16,245	$16,245	$—	$—
Other assets(a)(b)	$42	$42	$42	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$89,994	$102,996	$—	$—	$102,996

Financial Liabilities(d)
Financial liabilities carried at other than fair value:
Deposits(e)	$79,886	$80,043	$—	$80,043	$—
Borrowings of consolidated securitization entities	$7,666	$7,732	$—	$4,811	$2,921
Senior and subordinated unsecured notes	$6,765	$6,832	$—	$6,832	$—

	Carrying	Corresponding fair value amount
At December 31, 2024 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value:
Cash and equivalents(a)	$14,711	$14,711	$14,711	$—	$—
Other assets(a)(b)	$44	$44	$44	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$93,785	$106,632	$—	$—	$106,632

Financial Liabilities(d)
Financial liabilities carried at other than fair value:
Deposits(e)	$82,062	$82,256	$—	$82,256	$—
Borrowings of consolidated securitization entities	$7,842	$7,871	$—	$4,950	$2,921
Senior and subordinated unsecured notes	$7,620	$7,502	$—	$7,502	$—
_______________________
(a)    For cash and equivalents and restricted cash and equivalents, carrying value approximates fair value due to the liquid nature and short maturity of these instruments.
(b)    This balance relates to restricted cash and equivalents, which is included in Other assets. Excludes accrued interest receivables of $42 million and $25 million at September 30, 2025 and December 31, 2024, respectively, for which carrying value approximates fair value.
(c)    Includes loan receivables held for sale and excludes financial assets for which we have elected the fair value option. Under certain retail partner program agreements, the expected sales proceeds in the event of a sale of their credit card portfolio may be limited to the amounts owed by our customers, which may be less than the fair value indicated above.
(d)Excludes accrued interest payable of $220 million and $339 million, included in Accrued expenses and other liabilities, in our Condensed Consolidated Statements of Financial Position at September 30, 2025 and December 31, 2024, respectively, for which carrying values approximate fair value.
(e)Includes demand deposits with no defined maturity.

Equity Securities Without Readily Determinable Fair Values

	Three months ended		Nine months ended
At or for the periods ended September 30 ($ in millions)	2025	2024	2025	2024
Carrying value(a)	$268	$270	$268	$270
Upward adjustments(b)	$—	$—	$—	$—
Downward adjustments(b)	$(8)	$(5)	$(8)	$(7)
_______________________
(a)    Carrying value reflects cumulative purchases and sales in addition to upward and downward carrying value changes, and at December 31, 2024 was $270 million.
(b)    Between January 1, 2018 and September 30, 2025, cumulative upward and downward carrying value adjustments for equity securities held at September 30, 2025 were $201 million and $(17) million, respectively.
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
At September 30, 2025 and December 31, 2024, Synchrony Financial met all applicable requirements to be deemed well-capitalized pursuant to Federal Reserve Board regulations. At September 30, 2025 and December 31, 2024, the Bank also met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. There are no conditions or events subsequent to September 30, 2025 that management believes have changed the Company's or the Bank’s capital category.

The actual capital amounts, ratios and the applicable required minimums of the Company and the Bank are as follows:
Synchrony Financial

At September 30, 2025 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)
Total risk-based capital	$17,260	16.9%	$8,151	8.0%
Tier 1 risk-based capital	$15,132	14.9%	$6,113	6.0%
Tier 1 leverage	$15,132	13.0%	$4,650	4.0%
Common equity Tier 1 Capital	$13,910	13.7%	$4,585	4.5%

At December 31, 2024 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Amount	Ratio(b)
Total risk-based capital	$17,407	16.5%	$8,433	8.0%
Tier 1 risk-based capital	$15,239	14.5%	$6,325	6.0%
Tier 1 leverage	$15,239	12.9%	$4,717	4.0%
Common equity Tier 1 Capital	$14,017	13.3%	$4,744	4.5%
Synchrony Bank

At September 30, 2025 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio
Total risk-based capital	$16,007	16.5%	$7,780	8.0%	$9,726	10.0%
Tier 1 risk-based capital	$13,931	14.3%	$5,835	6.0%	$7,780	8.0%
Tier 1 leverage	$13,931	12.6%	$4,432	4.0%	$5,540	5.0%
Common equity Tier 1 capital	$13,931	14.3%	$4,376	4.5%	$6,322	6.5%

At December 31, 2024 ($ in millions)	Actual		Minimum for capital adequacy purposes		Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Amount	Ratio(b)	Amount	Ratio
Total risk-based capital	$15,916	15.8%	$8,037	8.0%	$10,046	10.0%
Tier 1 risk-based capital	$13,805	13.7%	$6,027	6.0%	$8,037	8.0%
Tier 1 leverage	$13,805	12.4%	$4,466	4.0%	$5,582	5.0%
Common equity Tier 1 capital	$13,805	13.7%	$4,521	4.5%	$6,530	6.5%
_______________________
(a)Capital ratios are calculated based on the Basel III Standardized Approach rules. Capital amounts and ratios at December 31, 2024 in the above tables reflect the applicable CECL regulatory capital transition adjustment.
(b)At September 30, 2025 and December 31, 2024, Synchrony Financial and the Bank also must maintain a capital conservation buffer of common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 2.5 percentage points to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.
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
The following table presents the calculation of basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
($ and shares in millions, except per share data)	2025	2024	2025	2024
Net earnings	$1,077	$789	$2,801	$2,725
Preferred stock dividends	(20)	(21)	(62)	(51)
Net earnings available to common stockholders	$1,057	$768	$2,739	$2,674

Weighted average common shares outstanding, basic	365.9	392.3	375.7	398.7
Effect of dilutive securities	4.0	4.2	3.7	3.7
Weighted average common shares outstanding, dilutive	369.9	396.5	$379.4	402.4

Earnings per basic common share	$2.89	$1.96	$7.29	$6.71
Earnings per diluted common share	$2.86	$1.94	$7.22	$6.65
We have issued stock-based awards under the Synchrony Financial 2024 Long-Term Incentive Plan, along with prior incentive plans. Awards that were considered anti-dilutive and therefore were excluded from the computation of diluted earnings per common share were less than 1 million shares for all periods presented.
NOTE 13.    INCOME TAXES
Unrecognized Tax Benefits

($ in millions)	September 30, 2025	December 31, 2024
Unrecognized tax benefits, excluding related interest expense and penalties(a)	$236	$207
Portion that, if recognized, would reduce tax expense and effective tax rate(b)	$186	$163
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
There have not been any changes to the basis of segmentation or the measurement of performance as compared to the 2024 Form 10-K.
The following table presents segment information for the periods presented herein:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Interest and fees on loans	$5,510	$5,522	$16,150	$16,116
Interest on cash and debt securities	221	263	717	819
Total interest income	5,731	5,785	16,867	16,935
Total interest expense	1,011	1,176	3,162	3,516
Net interest income	4,720	4,609	13,705	13,419

Retailer share arrangements	(1,024)	(914)	(2,911)	(2,488)

Reserve build (release)	(152)	44	(514)	413
Net charge-offs	1,298	1,553	4,297	4,759
Provision for credit losses	1,146	1,597	3,783	5,172

Other income:
Other income	127	119	394	324
Gain on sale of business(a)	—	—	—	1,069
Total other income	127	119	394	1,393

Other expense:
Employee costs	503	464	1,518	1,394
Professional fees	240	231	693	687
Marketing and business development	120	123	363	377
Information processing	226	203	660	596
Fraud-related operational losses	43	47	117	146
Other segment items(b)	116	121	385	372
Total other expense	1,248	1,189	3,736	3,572

Provision for income taxes	352	239	868	855

Net earnings	$1,077	$789	$2,801	$2,725

_____________
(a)Includes $1.1 billion gain on sale recognized in the nine months ended September 30, 2024 related to the sale of Pets Best. See Note 3. Acquisitions and Dispositions to our 2024 annual consolidated financial statements in our 2024 Form 10-K for additional information.
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
The following table presents the approximate net interest income impacts forecasted over the next twelve months from an immediate and parallel change in interest rates affecting all interest rate sensitive assets and liabilities at September 30, 2025.

Basis Point Change	At September 30, 2025
($ in millions)
-100 basis points	$(171)
+100 basis points	$93
For a more detailed discussion of our exposure to market risk, refer to “Management's Discussion and Analysis—Quantitative and Qualitative Disclosures about Market Risk” in our 2024 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), and based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

No change in internal control over financial reporting occurred during the fiscal quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding purchases of our common stock primarily related to our share repurchase program that were made by us or on our behalf during the three months ended September 30, 2025.

($ in millions, except per share data)	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs(b)(c)
July 1 - 31, 2025	2,026,930	$71.60	1,979,912	$1,858.1
August 1 - 31, 2025	8,863,853	70.30	8,860,194	1,235.3
September 1 - 30, 2025	1,288,319	75.15	1,283,939	2,138.8
Total	12,179,102	$71.03	12,124,045	$2,138.8
_______________________
(a)Includes 47,018 shares, 3,659 shares and 4,380 shares withheld in July, August and September, respectively, to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying performance stock awards, restricted stock awards or upon the exercise of stock options.
(b)Amounts exclude commission costs.
(c)In April 2025, the Company announced that the Board of Directors approved a new share repurchase program of up to $2.5 billion through June 30, 2026. In September 2025, the Board of Directors approved an incremental share repurchase authorization of up to $1.0 billion, through June 30, 2026.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2025, certain of our directors and executive officers adopted or terminated trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Information regarding these Rule 10b5-1 trading arrangements is presented in the table below. No other directors or officers of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each such term is defined in item 408(a) of Regulation S-K, during the three months ended September 30, 2025.

Name	Title	Action Taken (Adoption or Termination Date)	Duration(1)	Aggregate Number of Securities to be Sold or Gifted(2)
Arthur W. Coviello	Director	Termination (7/25/2025)	2/17/2025 - 3/31/2026(2)	18,000	(3)
Arthur W. Coviello	Director	Adoption (7/25/2025)	7/25/2025 - 8/31/2026	26,400	(4)
Curtis Howse	Executive Vice President, CEO - Home & Auto	Adoption (7/24/2025)	7/24/2025 - 6/30/2026	86,161
Jonathan S. Mothner	Executive Vice President, Chief Risk and Legal Officer	Adoption (7/28/2025)	7/28/2025 - 8/14/2026	32,000
    ______________________
(1)Pursuant to the terms of each plan and subject to compliance with Rule 10b5-1, each plan may terminate at an earlier date under certain circumstances, including if all trades are executed or all orders related to the trades under the relevant plan expire.
(2)Mr. Coviello terminated this plan on July 25, 2025 prior to adopting a new plan on the same date. No shares were sold under this plan prior to its termination.
(3)Included a gift of 6,000 shares.
(4)Includes a gift of 6,400 shares.

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
4.1
Fourteenth Supplemental Indenture, dated as of July 29, 2025, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on July 29, 2025 (No. 001-36560))

4.2	Form of 5.019% Fixed-to-Floating Rate Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on July 29, 2025 (No. 001-36560))
4.3	Form of 6.000% Fixed-to-Floating Rate Senior Notes due 2036 (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on July 29, 2025 (No. 001-36560))
31(a)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
31(b)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
32*	Certification Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included as Exhibit 101)
______________________
*Filed electronically herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synchrony Financial
(Registrant)

October 22, 2025	/s/ Brian J. Wenzel Sr.
Date	Brian J. Wenzel Sr. Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)