Form 10-K
period 2025-12-31
Synchrony Financial
filed 2026-02-06
CIK 1601712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025 OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the outstanding common equity of the registrant held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $24,823,465,409.
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of January 30, 2026 was 347,596,279.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held June 24, 2026, is incorporated by reference into Part III to the extent described therein.

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

FORM 10-K CROSS REFERENCE INDEX
____________________________________________________________________________________________

Part I		Page(s)

Item 1.	Business	8 - 24, 80 - 85, 88-97

Item 1A.	Risk Factors	58 - 81, 97 - 102

Item 1B.	Unresolved Staff Comments	Not Applicable

Item 1C.	Cybersecurity	86 - 87

Item 2.	Properties	152

Item 3.	Legal Proceedings	150

Item 4.	Mine Safety Disclosures	Not Applicable

Part II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	153 - 154

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25 - 50, 53 - 57

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	51 - 52

Item 8.	Financial Statements and Supplementary Data	103 - 150

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	Not Applicable

Item 9A.	Controls and Procedures	151

Item 9B.	Other Information	155

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	Not Applicable

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	(a), 155

Item 11.	Executive Compensation	(b)

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	(c)

Item 13.	Certain Relationships and Related Transactions, and Director Independence	(d)

Item 14.	Principal Accountant Fees and Services	(e)

Part IV

Item 15.	Exhibits and Financial Statement Schedules	156 - 166

Item 16.	Form 10-K Summary	Not Applicable

Signatures		167 - 169
______________________
(a)Incorporated by reference to “Management,” “Election of Directors,” “Governance Principles,” “Code of Conduct” and “Committees of the Board of the Directors” in our definitive proxy statement for our 2026 Annual Meeting of Stockholders to be held on June 24, 2026, which will be filed within 120 days of the end our fiscal year ended December 31, 2025 (the “2026 Proxy Statement”).
(b)Incorporated by reference to “Compensation Discussion and Analysis,” “2025 Executive Compensation,” “Management Development and Compensation Committee Report” and “Management Development and Compensation Committee Interlocks and Insider Participation,” “CEO Pay Ratio” and “Policies and Practices related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information” in the 2026 Proxy Statement.
(c)Incorporated by reference to “Beneficial Ownership” and “Equity Compensation Plan Information” in the 2026 Proxy Statement.
(d)Incorporated by reference to “Related Person Transactions,” “Election of Directors” and “Committees of the Board of Directors” in the 2026 Proxy Statement.
(e)Incorporated by reference to “Independent Auditor” in the 2026 Proxy Statement.

Certain Defined Terms
Except as the context may otherwise require in this report, references to:
•“we,” “us,” “our” and the “Company” are to SYNCHRONY FINANCIAL and its subsidiaries;
•“Synchrony” are to SYNCHRONY FINANCIAL only;
•the “Bank” are to Synchrony Bank (a subsidiary of Synchrony);
•the “Board of Directors” or “Board” are to Synchrony’s board of directors;
•"Ally Lending" are to Ally Financial Inc.'s point-of-sale financing business;
•“CARD Act” are to the Credit Card Accountability Responsibility and Disclosure Act of 2009;
•"CECL" are to the impairment model known as the Current Expected Credit Loss model, which is based on expected credit losses;
•“Dodd-Frank Act” are to the Dodd-Frank Wall Street Reform and Consumer Protection Act;
•“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
•"Fiserv" are to Fiserv Solutions LLC;
•“Fitch” are to Fitch Ratings, Inc.;
•"Heightened Standards" are to OCC guidelines establishing heightened standards for governance and risk management;
•“Moody's” are to Moody’s Investor Services, Inc.;
•“Patriot Act” are to USA PATRIOT Act of 2001;
•"Pets Best" are to Pets Best Insurance Services, LLC; and
•“VantageScore” are to a credit score developed by the three major credit reporting agencies which is used as a means of evaluating the likelihood that credit users will pay their obligations.
We provide a range of credit products through programs we have established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which, in our business and in this report, we refer to as our “partners.” The terms of the programs all require cooperative efforts between us and our partners of varying natures and degrees to establish and operate the programs. Our use of the term “partners” to refer to these entities is not intended to, and does not, describe our legal relationship with them, imply that a legal partnership or other relationship exists between the parties or create any legal partnership or other relationship. Information with respect to partner “locations” in this report is given at December 31, 2025. “Open accounts” represents credit card or installment loan accounts that are not closed, blocked or more than 60 days delinquent.
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

Cautionary Note Regarding Forward-Looking Statements:
Various statements in this Annual Report on Form 10-K may contain “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “targets,” “outlook,” “estimates,” “will,” “should,” “may,” "aim," “focus,” “goal,” “confident,” “trajectory,” "priorities," "designed," "consider" or words of similar meaning, but these words are not the exclusive means of identifying forward-looking statements.
Forward-looking statements are based on management’s current expectations and assumptions, and are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, actual results could differ materially from those indicated in these forward-looking statements. Factors that could cause actual results to differ materially include global political, economic, business, competitive, market, regulatory and other factors and risks, such as: the impact of macroeconomic conditions, including factors impacting consumer confidence and economic growth in the United States, such as inflation, interest rates, tariffs (including retaliatory tariffs) and an economic downturn or recession, and whether industry trends we have identified develop as anticipated; the impact of changes made or influenced by the U.S. presidential administration and Congress on fiscal, monetary and regulatory policy, including with respect to constraints on the pricing of our credit products; the impact of federal government shutdowns, such as in October and November 2025; retaining existing partners and attracting new partners, concentration of our revenue in a small number of partners, and promotion and support of our products by our partners; cyber-attacks or other security incidents or breaches; disruptions in the operations of our and our outsourced partners' computer systems and data centers; the financial performance of our partners; product, pricing and policy changes related to the Consumer Financial Protection Bureau's (the "CFPB") final rule on credit card late fees, which was vacated in April 2025; the sufficiency of our allowance for credit losses and the accuracy of the assumptions or estimates used in preparing our financial statements, including those related to the CECL accounting guidance; higher borrowing costs and adverse financial market conditions impacting our funding and liquidity, and any reduction in our credit ratings; our ability to grow our deposits in the future; damage to our reputation; our ability to securitize our loan receivables, occurrence of an early amortization of our securitization facilities, loss of the right to service or subservice our securitized loan receivables, and lower payment rates on our securitized loan receivables; changes in benchmark or market interest rates; effectiveness of our risk management processes and procedures; reliance on models which may be inaccurate or misinterpreted; our ability to manage our credit risk; our ability to offset increases in our costs in retailer share arrangements; competition in the consumer finance industry; our concentration in the U.S. consumer credit market and susceptibility to market fluctuations and legislative and regulatory developments; our ability to successfully develop and commercialize new or enhanced products and services; our ability to realize the value of acquisitions, dispositions and strategic investments; reductions in interchange fees; fraudulent activity; failure of third-parties to provide various services that are important to our operations; international risks and compliance and regulatory risks and costs associated with international operations; alleged infringement of intellectual property rights of others and our ability to protect our intellectual property; litigation, regulatory actions and compliance issues; our ability to attract, retain and motivate key officers and employees; tax legislation initiatives or challenges to our tax positions and/or interpretations, and state sales tax rules and regulations; regulation, supervision, examination and enforcement of our business by governmental authorities, the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and other legislative and regulatory developments and the impact of the CFPB's regulation of our business, including new requirements and constraints that Synchrony and the Bank are or will become subject to as a result of having $100 billion or more in total assets; impact of capital adequacy rules and liquidity requirements; restrictions that limit our ability to pay dividends and repurchase our common stock, and restrictions that limit the Bank’s ability to pay dividends to us; regulations relating to privacy, information security and data protection; use of third-party vendors and ongoing third-party business relationships; and failure to comply with anti-money laundering and anti-terrorism financing laws.
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

OUR BUSINESS
Our Company
____________________________________________________________________________________________
We are a premier consumer financial services company delivering one of the industry's most complete digitally-enabled product suites. Our experience, expertise and scale encompass a broad spectrum of industries, including digital, health and wellness, retail, telecommunications, home, auto, outdoor, pet and more. We have an established and diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” We connect our partners and consumers through our dynamic financial ecosystem and provide them with a diverse set of financing solutions and innovative digital capabilities to address their specific needs and deliver seamless, omnichannel experiences. We utilize a broad set of distribution channels, including mobile apps and websites, as well as online marketplaces and business management solutions like point-of-sale platforms. Our offerings include private label, dual, co-brand and general purpose credit cards, as well as short- and long-term installment loans and consumer banking products. During 2025, we financed $182.3 billion of purchase volume, and at December 31, 2025, we had $103.8 billion of loan receivables and 70.7 million active accounts.
Our business benefits from longstanding and collaborative relationships with our partners, including some of the nation’s leading retailers and manufacturers with well-known consumer brands, such as Lowe’s and Sam's Club, and also leading digital partners, such as Amazon and PayPal. We believe our business model has been successful because it aligns our interests with those of our partners and provides substantial value to both our partners and our customers. Our partners promote our credit products because they generate increased sales and strengthen customer loyalty. Our customers benefit from instant access to credit, discounts, or other benefits such as cash back rewards and promotional offers. We seek to differentiate ourselves through our deep industry expertise, our long history of consumer lending, our innovative digital capabilities and our diverse product suite. We have omnichannel (in-store, online and mobile) technology and marketing capabilities, which allow us to offer and deliver our credit products instantly to customers across multiple channels. We continue to invest in, and develop, our digital assets as we aim to ensure our partners are well positioned for the rapidly evolving environment. We have been able to demonstrate our digital capabilities by providing solutions that meet the needs of our partners and customers, with approximately 60% of our consumer revolving credit applications in 2025 processed through a digital channel.
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
We offer our credit products primarily through our wholly-owned subsidiary, the Bank. In addition, through the Bank, we offer, directly to retail, affinity relationships and commercial customers, a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”), including certificates of deposit, individual retirement accounts (“IRAs”), money market accounts, savings accounts and sweep and affinity deposits. We also take deposits at the Bank through third-party firms that offer our FDIC-insured deposit products to their customers. Our deposit base has continued to serve as a source of stable and diversified low-cost funding for our credit activities. At December 31, 2025, we had $81.1 billion in deposits, which represented 84% of our total funding sources.

Our Sales Platforms
____________________________________________________________________________________________
We offer our credit products through five sales platforms: Home & Auto, Digital, Diversified & Value, Health & Wellness and Lifestyle.
Set forth below is a summary of certain information relating to our sales platforms:
Home & Auto
Our Home & Auto sales     platform provides comprehensive payments and financing solutions with integrated in-store and digital experiences through a broad network of partners and merchants providing home and automotive merchandise and services, as well as our Synchrony Car Care network and Synchrony HOME credit card offering. Home & Auto accounted for $5.7 billion, or 26%, of our total interest and fees on loans for the year ended December 31, 2025.
Home & Auto Partners
Our Home & Auto sales platform partners include a wide range of key retailers in the home improvement, furniture, bedding, flooring, appliance and electronics industries, such as Ashley HomeStores Inc., Floor & Decor, Lowe's, and Mattress Firm, as well as automotive merchandise and services, such as Chevron and Discount Tire. In addition, we also have program agreements with manufacturers, buying groups and industry associations, such as Generac, Nationwide Marketing Group and the Home Furnishings Association.
At December 31, 2025, the length of our relationship with each of our five largest partners was over 10 years, and in the case of Lowe's, 46 years.
Digital
Our Digital sales platform provides comprehensive payments and financing solutions with integrated digital experiences through partners and merchants who primarily engage with their consumers through digital channels. We enable our partners to deepen consumer engagement by embedding payments and financing solutions, delivering compelling value and rewards, and providing personalized offers within seamless experiences. We also work with our partners to extend digital relationships to in-person commerce. In addition to our partner products, we also offer a Synchrony-branded general purpose credit card. Digital accounted for $6.4 billion, or 30%, of our total interest and fees on loans for the year ended December 31, 2025.

Digital Partners
Our Digital sales platform includes key partners delivering digital payment solutions, such as PayPal, including our Venmo program, online marketplaces, such as Amazon, and digital-first brands and merchants, such as the QVC Group, Inc., Verizon and Virgin Red.
The Digital sales platform maintains strong alignment with its partners, including several well-established long-standing relationships. At December 31, 2025, the length of our relationship with each of our three largest partners was over 10 years, and in the case of PayPal, 21 years. The Digital sales platform has highly engaged customers and aims to continue to drive penetration and everyday use by expanding products, channels, and deeper user experience integrations.
Diversified & Value
Our Diversified & Value sales platform provides comprehensive payments and financing solutions with integrated in-store and digital experiences through large retail partners who deliver everyday value to consumers shopping for daily needs or important life moments. Diversified & Value accounted for $4.7 billion, or 22%, of our total interest and fees on loans for the year ended December 31, 2025.
Diversified & Value Partners
Our Diversified & Value sales platform is comprised of six large retail partners: Belk, Fleet Farm, JCPenney, OnePay, Sam's Club and TJX Companies, Inc. In September 2025, we launched our new partnership with OnePay to become the exclusive issuer of a general purpose and private label credit card program at Walmart. Through strong partner alignment, competitive value propositions, and embedding our products in the digital experience, we expect to continue to drive penetration and everyday use.
At December 31, 2025, excluding our new partnership with OnePay, the length of our relationship with each of our other partners was over 10 years, and in the case of Sam’s Club, 32 years.
Health & Wellness
Our Health & Wellness sales platform provides comprehensive healthcare payments and financing solutions, through a network of providers and retail locations, for those seeking health and wellness care for themselves, their families and their pets, and includes our CareCredit brand, as well as partners such as Walgreens. Health & Wellness accounted for $3.8 billion, or 17%, of our total interest and fees on loans for the year ended December 31, 2025.
We offer customers a CareCredit-branded private label credit card that may be used across our network of CareCredit providers, as well as our CareCredit Dual Card product that can be also used outside of our CareCredit network, and our Walgreens private label and Dual Card. Our customers also have access to installment loans at select providers.
We also hold an equity interest in Independence Pet Holdings, Inc. ("IPH"), following the sale of Pets Best Insurance Services, LLC ("Pets Best") to IPH in 2024, and our CareCredit credit card is integrated with both Pets Best and Pumpkin Insurance, another subsidiary of IPH, to enable direct insurance claim reimbursement for customers.
Health & Wellness Partners
The vast majority of our Health & Wellness partners are small independent providers and provider groups, which includes networks of practitioners that provide planned elective health, medical, wellness and veterinary services that generally are not fully covered by insurance. The remainder are primarily national and regional health, wellness and veterinary providers, such as Aspen Dental, Mars Petcare, and other health-focused retailers, such as Walgreens. In addition, we also have numerous relationships with professional and other associations (including the American Dental Association and the American Veterinary Medical Association), as well as manufacturers and buying groups which endorse and promote our credit products to their members.

At December 31, 2025, our network of Health & Wellness providers, health-focused retailers and traditional retailers that offer health and wellness products collectively exceeded 290,000 locations. Excluding our program agreement with Walgreens, no single Health & Wellness partner accounted for more than 0.7% of our total interest and fees on loans for the year ended December 31, 2025. Customer accounts that have been originated in connection with dental services accounted for 49% of Health & Wellness interest and fees on loans for the year ended December 31, 2025.
Lifestyle
Our Lifestyle sales platform provides comprehensive payments and financing solutions with integrated in-store and digital experiences through partners and merchants who offer merchandise in power sports, outdoor power equipment, and other industries such as sporting goods, apparel, jewelry and music. We create customized credit programs for national and regional retailers, manufacturers, and industry associations. Credit extended in this platform, other than for our apparel and sporting goods retail partners, is primarily installment loans and promotional financing. With our large retail partners, we continue to drive penetration and everyday use through strong partner alignment, competitive value propositions, and embedding our products in the digital experience. Lifestyle accounted for $1.1 billion, or 5%, of our total interest and fees on loans for the year ended December 31, 2025.
Lifestyle Partners
Our Lifestyle sales platform partners include a wide range of key retailers in the apparel, specialty retail, outdoor, music and luxury industry, such as American Eagle, Dick's Sporting Goods, Guitar Center, Pandora, Polaris, Suzuki and Sweetwater.
At December 31, 2025, the length of our relationship with each of our five largest partners was over 10 years or longer, and in the case of American Eagle, 29 years.
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

Our Partner Agreements
____________________________________________________________________________________________
Revenue
Our revenue we earn from our agreements with our partners primarily consists of interest and fees on our loan receivables. For our program agreements that contain promotional financing, this includes “merchant discounts,” which are fees paid to us by our partners which typically compensate us for all or part of the foregone interest income associated with promotional financing. We offer promotional financing across all five of our sales platforms.
The types of promotional financing we offer includes deferred interest (interest accrues during a promotional period and becomes payable if the full purchase amount is not paid off during the promotional period), no interest (no interest on a promotional purchase) and reduced interest (interest is assessed monthly at a promotional interest rate during the promotional period). As a result, during the promotional period we do not generate interest income, or generate it at a lower rate, although we continue to generate fee income relating to late fees on required minimum payments. For these promotional financing offerings, we generally partner with sellers of “big-ticket” products or services or large basket transactions generally priced over $500 to consumers where our financing products and industry expertise provide strong incremental value to our partners and their customers. In addition to our revolving products, we also offer secured installment loans for certain large purchases, primarily for power sports and outdoor power equipment, and unsecured installment loans through our installment products, such as Synchrony's Pay Later solutions. We also promote our programs to sellers through direct marketing activities such as industry trade publications, trade shows and sales efforts by dedicated internal and external sales teams, leveraging our existing partner network or through endorsements through manufacturers and industry associations. Our broad array of point-of-sale technologies and quick enrollment process allow us to quickly and effectively integrate new partners and providers.
Our five largest programs based upon interest and fees on loans for the year ended December 31, 2025, were Amazon, Lowe’s, PayPal, Sam’s Club and TJX Companies, Inc. These programs accounted in aggregate for 54% of our total interest and fees on loans for the year ended December 31, 2025, and 52% of loan receivables at December 31, 2025. Our programs with Lowe's, PayPal, which includes our Venmo program, and Sam's Club, each accounted for more than 10% of our total interest and fees on loans for the year ended December 31, 2025. The length of our relationship with each of our five largest partners is over 14 years, and in the case of Lowe's, 46 years. During the year ended December 31, 2025, we extended our program agreement with Amazon and announced the expansion of our existing Lowe's commercial program, including the acquisition of Lowe's commercial co-branded credit card portfolio, which we expect to close in the first half of 2026. The current expiration dates for program agreements with our five largest partners range from 2030 through 2035.
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
Program Agreements
Our private label credit cards, Dual Cards, co-branded credit card and installment programs for our large and medium-sized partners are typically governed by program agreements that are each negotiated separately with our partners. Although the terms of the agreements are partner-specific, and may be amended from time to time, under a typical program agreement, our partner agrees to support and promote the program to its customers, but we control credit criteria and issue products to customers who qualify under those criteria. We own the underlying accounts and all loan receivables generated under the program from the time of origination.

Our program agreements typically have contract terms ranging from approximately three to ten years, and many agreements have renewal clauses that provide for automatic renewal until terminated by us or our partner. We typically seek to renew the program agreements well in advance of their termination dates. Our program agreements are subject to termination prior to the scheduled termination date by us or our partner for various reasons, including due to material breaches, adverse changes in financial conditions, or if a significant change in law occurs and the parties cannot agree on program changes to mitigate the economic impact to the impacted party. Additionally, some of our program agreements provide that, upon termination or expiration, our partner may purchase or designate a third party to purchase the accounts and loan receivables generated with respect to its program at fair market value or a stated price, including all related customer data.
Our private label and co-branded credit card program agreements with our large and medium-sized partners are typically exclusive, limiting our partners’ ability to originate or promote other private label or co-branded credit cards during the term of the agreement. However, some program agreements, including for our installment programs, allow for several primary lenders or for the merchant to use a second source lender after an application has been submitted to us and declined.
We also enter into provider agreements with individual providers and retailers in health, wellness and related markets who become part of our CareCredit network. Most of these provider agreements are not exclusive and typically may be terminated at will upon 15 days' notice. Multi-year agreements are in place for larger multi-location relationships across each of our markets. We believe our ability to retain existing and attract new partners in our Health & Wellness sales platform is aided by being able to provide partners access to our existing CareCredit account holder base. During 2025, over 215,000 provider and retail locations either processed a CareCredit application or made a sale on a CareCredit credit card, and our CareCredit provider locator averaged over 1.5 million views per month during the year ended December 31, 2025.
Retailer share arrangements and other economic terms
Most of our program agreements with large retail and digital partners contain retailer share arrangements that provide for payments to our partner if the economic performance of the program exceeds a contractually defined threshold. We also provide other economic benefits to our partners such as royalties on purchase volume or payments for new accounts, in some cases instead of retailer share arrangements (for example, on our co-branded credit cards). See Management's Discussion and Analysis - Retailer Share Arrangements for additional information on these agreements. There are typically no retailer share arrangements with individual healthcare providers, national and regional healthcare providers or health-focused retailers in Health & Wellness.
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
For our other partner programs that contain promotional financing, our program agreements include terms stipulating the merchant discount applicable to each promotional finance offering for credit card and installment loans. We typically do not pay fees to these partners pursuant to any retailer share arrangements, but in some cases we pay a sign-up fee to a partner or provide volume-based rebates on the merchant discount paid by the partner.
Synchrony-Branded Networks, Buying Groups, Manufacturers and Industry Associations
Our Synchrony-branded networks are focused on specific industries, where we create either company-branded or company and partner-branded private label credit cards that are usable across all participating locations within the industry-specific network. For example, our Synchrony Car Care network, comprised of merchants selling automotive parts, repair services and tires, covers over one million locations across the United States, and cards issued may be dual branded with Synchrony Car Care and partners such as Chevron, Napa, P66, Pep Boys or Summit Racing. The Synchrony Car Care network allows for expanded use outside of the program network at certain related merchants, such as gas stations. Similarly, the Synchrony HOME credit card is accepted at participating home-related partner locations nationwide.

The programs we have established with buying groups, manufacturers and industry associations, such as the Home Furnishings Association, Jewelers of America, Kawasaki, Nationwide Marketing Group and Polaris, are governed by program agreements under which we make our credit products available to their respective members or dealers. These arrangements may include sign-up fees and volume-based incentives paid by us to the groups and their members and under the terms of the program agreement, the groups and their members generally agree to support and promote the respective programs.
We enter into individual standard agreements with the merchants and dealers that offer our credit products under these programs. These agreements generally are not exclusive. Our agreements generally continue until terminated by either party, with termination typically available to either party at will upon 15 days’ written notice.
Our Customers
____________________________________________________________________________________________
Acquiring and Marketing to Our Customers
We market to existing and potential customers by collaborating with our partners and providers to seamlessly integrate our product offerings within their distribution networks, communication channels and customer interactions and directly through our channels. We believe our presence at their points of sale (in-store, online and mobile environments), and through our own digital properties and media distribution partnerships, enables greater conversion rates, incremental purchases, and higher overall sales for our partners and providers. This dynamic also enables us to acquire new customer accounts at a discount compared to the traditional methods of acquiring new customers.
To attract new customers, we collaborate closely with our partners and providers and apply our analytics, product, and marketing expertise to create integrated programs promoting our products. This approach enables us to optimize product choice, and promote financing availability and value propositions throughout the customer journey.
We deliver our marketing program offers, and consumer communications through a variety of channels. These outlets often include in-store signage, digital advertising, retailer websites, associate communication, emails, text messages, direct mail campaigns and other partner advertising materials. Our marketing channels are often a combination of traditional and digital media including, radio, print, connected television, search engine optimization, paid search, social media, display, personalization capabilities and product education.
We employ a variety of acquisition capabilities to preapprove and prequalify customers, such as our Quickscreen acquisition method that allows targeted pre-approved credit offers at the point-of-sale. Our Quickscreen technology allows us to process customer information obtained from our partners and when these customers seek to make payments for goods and services at our partners' points-of-sale, we can offer them credit instantly. We also offer multi product qualification which allows for customers to see if they qualify for multiple Synchrony products in one simple experience. We also integrate our products into secondary and tertiary lender platforms, this allows for higher approval rates for our partners and a seamless experience for our customers in various point-of-sale channels.
Customer engagement at Synchrony is driven by our growth organization, which encompasses marketing, data analytics, customer experience, product development, incubation, loyalty, and brand teams. Organizing these critical disciplines into one cohesive group helps Synchrony drive continued growth, execute our strategy more quickly and deliver the right capabilities to partners and customers through one of the industry’s most complete, digitally-enabled consumer financing and payments product suite.
Marketing and Data Analytics
Our partners leverage our expertise in financial services marketing to complement their brand promotions. Our marketing teams offer expertise and experience in omnichannel strategy and planning, utilizing a comprehensive set of marketing technology tools and machine learning algorithms, often tailored to the portfolio or product, focused on expanding and optimizing customer relationships through data-led personalization capabilities.

Our proprietary access to data and insights from our nearly 70 million customers, as well as additional consumer data from our partners and other third parties, allows us to meaningfully connect with consumers based on their unique attributes. Our data-driven approach helps us identify audiences for credit acquisition and utilization, provide behavioral insights that help increase product usage and reinforce our value proposition, and marketing campaigns which increases sales conversions.
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
These programs are executed through our partners’ direct-to-consumer distribution channels as well as our own. Historically, these activities targeted to existing customers have yielded high levels of re-use of our credit products. For example, during the year ended December 31, 2025, approximately 62% of purchase volume across our CareCredit network resulted from repeat use at one or more providers.
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
In addition to our credit cards, our diverse product suite includes Synchrony’s Pay Later solutions, which are offered across all five of our sales platforms, including at various large retailers such as Amazon, Lowe's and JCPenney, as well as a number of providers in our CareCredit network. The Synchrony Pay Later solution comes in the form of a pay monthly product, as well as in a Pay in 4 product that charges no interest and fees, and requires the consumer to make four equal payments to pay off their purchase. Both products enhance our ability to execute our multi-product strategy which is grounded in identifying the best product for the customer and our partners to drive profitable program growth.
Digital and Mobile Capabilities
Our organization remains focused on investing in key technology to broaden our digital and mobile capabilities, bringing to market new features, channels and experiences for our customers and enhancing our existing digital experiences. Our digital capabilities provide a range of choices for our partners both in the product offerings available for customers and in the ease of flexibility through which their teams can integrate our solutions.
Our customers continue to demonstrate their preference to interact with Synchrony through these digital experiences. During the year ended December 31, 2025, approximately 60% of our consumer credit card applications were made via online or mobile channels, and the majority of our consumer credit card customers have activated digital account servicing capabilities.
Our approach continues to be focused on creating exceptional digital experiences through all aspects of the customer journey, whether in-store or online. For example, by leveraging our tokenization platform, we are able to offer partners the ability to display single-use virtual cards within our installment products (such as our Synchrony Pay Later solutions), allowing for a seamless in-store experience that does not require any integration efforts on their behalf.

In addition, we continue to expand the ways in which our customers can access our products. Our Pay with Synchrony mobile application available within the Clover point-of-sale platform enables our customers to apply for a new card or installment loan and complete the transaction all within the Clover digital experience. We have also expanded the provisioning of our products in third-party digital wallets, primarily Apple Pay, Google Wallet, and Amazon Pay.
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
Loyalty Programs
We design and operate rewards and loyalty programs intended to support customer acquisition, encourage engagement, and promote long-term retention. Our programs are designed to deliver value at each interaction, typically through points-based earning, merchandise discounts, cash-back incentives or flexible statement credits, to motivate usage of our products and enhance customer satisfaction.
In 2025, we expanded our offerings within certain programs to include travel-related discounts and savings, while our direct to cardholder programs continue to address everyday value needs. Additionally, we provide our retail partners with enhanced customer insights delivered from program data, enabling more targeted marketing, personalized offers, and strong customer relationships.
We also incorporate the Synchrony brand into a number of our partner loyalty programs that are offered to customers who utilize other payment methods such as cash, debit and check. These multi-tender loyalty programs allow our partners to reach a broader customer base and support our efforts to acquire prospective cardholders.
Commercial Customers
In addition to our efforts to acquire consumer cardholders, we continue to focus on acquiring small to mid-sized commercial customers. We offer these customers private label credit cards and Dual Cards that are similar to our consumer offerings and our approach to acquiring these customers is consistent with our consumer strategies. Additionally, we actively market our commercial pay-in-full accounts receivable product to support a wide range of business customers.
Customer Service and Production Services
Customer service is an important feature of our relationship with both our partners and our customers. We care for our customers, value their opinions and attempt to resolve customer inquiries and concerns during the initial customer interaction. Our customers can contact us via phone, mail, email, eService, eChat and social media.
We provide service for all of our customers through our eight domestic and three international geographic hubs. We maintain several centers of excellence to ensure the quality of our customer service across all of our locations. Examples of these centers of excellence include back office, quality assurance, customer experience, training, workforce and capacity planning, surveillance and process control.
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
The following table sets forth each credit product by type and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at December 31, 2025.

		Promotional Offer
Credit Product	Standard Terms Only	Deferred Interest	Other Promotional	Total
Credit cards	62.8%	17.6%	12.4%	92.8%
Commercial credit products	1.8	—	—	1.8
Consumer installment loans	—	0.1	5.2	5.3
Other	0.1	—	—	0.1
Total	64.7%	17.7%	17.6%	100.0%

Credit Cards
Our credit card products are loans we extend through open-end revolving credit card accounts. Substantially all of our credit card business is in the United States. We offer the following principal types of credit cards:
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

Dual Cards and general purpose co-branded credit cards are offered across all of our sales platforms and credit is typically extended on standard terms only. At December 31, 2025, we offered either Dual Cards or general purpose co-branded credit cards through over 15 of our large partners, of which the majority are Dual Cards, as well as our CareCredit Dual Card. We intend to continue to increase the number of partner programs that offer Dual Cards or general purpose co-branded credit cards and seek to increase the portion of our loan receivables attributable to these products. Consumer Dual Cards and Co-branded cards totaled 34% of our total loan receivables portfolio at December 31, 2025.
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
For the vast majority of accounts, periodic interest charges are calculated using the daily balance method, which results in daily compounding of periodic interest charges, subject to, at times, a grace period on new purchases. Cash advances are not subject to a grace period, and some credit card programs do not provide a grace period for promotional purchases. In addition to periodic interest charges, we may impose other charges and fees on credit card accounts, including, as applicable and provided in the cardholder agreement, cash advance transaction fees, paper statement fees, and late fees where a customer has not paid at least the minimum payment due by the required due date.
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
Installment Loans
We originate secured installment loans to consumers in the United States, primarily in our Lifestyle sales platform for power products in our Outdoor market (motorcycles, ATVs and lawn and garden). We also offer unsecured installment loans to consumers across all of our sales platforms through various products, such as Synchrony's Pay Later solutions. Installment loans are closed-end credit accounts where the customer pays down the outstanding balance in installments. The terms of our installment loans are governed by customer agreements and applicable laws and regulations.
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

Consumer Banking
__________________________________________________________________________________________
Through the Bank, we offer our customers a range of FDIC-insured deposit products. The Bank obtains deposits directly from retail, affinity relationships and commercial customers ("direct deposits") or through third-party firms that offer our FDIC-insured deposit products to their customers ("brokered deposits"). At December 31, 2025, we had $81.1 billion in deposits, comprised of $75.2 billion of direct deposits and $5.9 billion of brokered deposits. At December 31, 2025, deposits represented 84% of our total funding sources. Retail customers accounted for the substantial majority of our direct deposits at December 31, 2025. During 2025, retail deposits were received from approximately 738,000 customers that had a total of approximately 1.5 million accounts. The Bank had an 86% retention rate on certificates of deposit balances up for renewal for the year ended December 31, 2025. FDIC insurance is provided for our deposit products up to applicable limits.
We continue to focus on expanding our online direct banking operations and our deposit base serves as a source of stable and diversified low-cost funding for our credit activities. Our online platform is highly scalable allowing us to expand without having to rely on a traditional “brick and mortar” branch network. We believe we are well-positioned to continue to benefit from the consumer preference for direct banking. According to the 2025 American Bankers Association survey, approximately 81% of customers primarily use direct channels (internet, mail, phone and mobile) to manage their bank accounts.

During 2025 we continued to make investments in our servicing and digital platforms to expand features available for self-service and improve the user experience. Our deposit products include certificates of deposit, IRAs, money market accounts and savings accounts. We market our deposit products through multiple channels including digital and print. Customers can apply for, fund, and service their deposit accounts online, mobile or via phone. We have dedicated banking representatives within our call centers to service deposit accounts. Fiserv provides the core banking platform for our online retail deposits including a customer-facing account opening and servicing platform. In addition to these retail deposits, the Bank offers a PayPal-branded affinity deposit product through PayPal's mobile application and website.
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

Credit Risk Management
____________________________________________________________________________________________
Credit risk management is a critical component of our management and growth strategy. Credit risk refers to the risk of loss arising from customer default when customers are unable or unwilling to meet their financial obligations to us. Our credit risk arising from credit products is generally highly diversified across approximately 115 million open accounts at December 31, 2025, without significant individual exposures. We manage credit risk primarily according to customer segments and product types.
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
Regardless of the channel, in making the initial credit approval decision to open a credit card or other account or otherwise grant credit, we follow a series of credit and fraud underwriting procedures. In most cases, when applications are made in-store or digitally, the process is fully automated and applicants are notified of our credit decision immediately. We obtain certain information provided by the applicant, leverage historical performance on other Synchrony accounts, where applicable, as well as partner data on the consumer, obtain a credit bureau report from one of the major credit bureaus, and leverage alternative bureau and consumer data. The credit report information we obtain is electronically transmitted into industry scoring models and our proprietary scoring models developed to assess credit worthiness. The credit risk management team determines in advance the qualifying credit worthiness and initial credit line assignments for applicants for each portfolio and product type. We periodically analyze performance trends of accounts originated at different score levels as compared to projected performance and adjustments to the minimum credit worthiness or the opening credit limit to manage credit risk are made as necessary.
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

Acquired Portfolio Evaluation
Our credit risk management team evaluates each portfolio that we acquire in connection with establishing programs with new partners to ensure the portfolio satisfies our credit risk guidelines. As part of this review, we receive data on the third-party accounts and loans, which allows us to assess the portfolio on the basis of certain core characteristics, such as historical performance of the assets and distributions of credit and loss information. In addition, we benchmark potential portfolio acquisitions against our existing programs to assess relative current and projected risks. Finally, our credit risk management team must approve the acquisition, taking into account the results of our risk assessment process. Once assets are migrated to our systems, our account management protocols will apply immediately as described below under “—Customer Account Management,” “—Credit Authorizations of Individual Transactions” and “—Collections and Recovery.”
Customer Account Management
We regularly assess the credit risk exposure of our customer accounts. This ongoing assessment includes information relating to the customer’s performance with respect to their account(s) with us, as well as information from credit bureaus relating to the customer’s broader credit performance. To monitor and control the quality of our loan portfolio (including the portion of the portfolio originated by third parties), we use behavioral scoring models that we have developed to score each active account on its monthly cycle date. Proprietary risk models, together with the credit scores obtained on each active account no less than quarterly, are an integral part of our credit decision-making process. Depending on the duration of the customer’s account, usage, risk profile and other performance metrics, the account may be subject to a range of account actions, including limits on transaction authorization and increases or decreases in purchase and cash credit limits as applicable.
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
Fraud Investigation
We provide follow up and research with respect to different types of fraud such as fraud rings, new account fraud and transactional fraud. We have developed proprietary fraud models to identify new account fraud and deployed tools that help identify transaction purchase behavior outside a customer’s established pattern. Our proprietary models are also complemented by externally sourced models and tools used across the industry to better identify fraud and protect our customers. We are continuously implementing new and improved fraud and authentication technologies designed to prevent, detect and mitigate fraud.
Collections and Recovery
All monthly billing statements of accounts with past due amounts include a request for payment of these amounts. Collections outreach generally starts as soon as a current account misses a payment and continues through delinquency. The nature of the contact with customers can include email, text message, calls, or letters, or some combination thereof, and the timing and frequency of our customer contact is based upon an evaluation of account risk, balance and other factors.
Prior to an account charge-off, collections activities are managed by us. Subsequent to charge-off, accounts may be serviced by us, placed with external vendors (third-party collections agencies or attorneys) or sold to debt buyers. We aim to limit our exposure to delinquencies through controls within the transaction authorization processes, the imposition of credit limits and criteria-based account suspension and revocation processes. In certain situations, we may enter into arrangements to extend or otherwise change payment schedules, decrease interest rates and/or waive fees to aid customers experiencing financial difficulties in their efforts to become current on their obligations to us.

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
At Synchrony, we are proud of the many benefits and programs that we have created for our employees. But we believe we are never done. This is why we will continue to listen to our employees and adapt to their needs. Through ongoing, multichannel communications such as all-employee town halls where questions are submitted to our Chief Executive Officer (“CEO”) and other senior leaders or through more targeted pulse surveys of our employee base, their feedback is included in our decision-making process. Synchrony partners with Great Place to Work® to conduct an annual employee engagement survey as well as smaller pulse surveys on a periodic basis. The results help us better understand what our employees think we are doing right and identify areas for positive change. In 2025, 91% of Synchrony employees participated in our employee engagement survey globally and 95% of the participants responded, “Taking all things into account, I would say this is a great place to work”. In addition, 96% of participants told us our way of working is providing the flexibility they need.
At December 31, 2025 we had over 20,000 full-time employees. At December 31, 2025, our global workforce was 61% female and 38% male. In the United States, ethnicity of our workforce was 49% White, 19% Black, 17% Hispanic, 9% Asian, 4% two or more races, 1% Native American, less than 1% Native Hawaiian or Pacific Islander and 1% that did not list ethnicity.
At Synchrony, we offer competitive compensation and benefits to all employees, and regularly conduct market pay analyses to inform our approach. We plan to increase the minimum wage to $22.50 per hour for all hourly employees in the United States effective March 1, 2026. We also provide total wellness benefits for all employees including generous time off, well-being coaches, financial counselors and fitness reimbursements. We also offer emergency backup childcare benefits for up to 60 days which includes enhanced childcare reimbursement where employees can use any caregiver they choose.

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

Competition
____________________________________________________________________________________________
Our industry continues to be highly competitive. We compete for relationships with partners in connection with retaining existing or establishing new consumer credit programs. Our primary competitors for partners include major financial institutions such as American Express, Bread Financial, Capital One/Discover, JPMorgan Chase, Citibank, TD Bank and Wells Fargo, as well as, financial technology companies, point-of-sale lending focused companies and potential partners’ own in-house financing capabilities. We compete for partners on the basis of a number of factors, including financial and other terms, technological capabilities, underwriting capabilities, marketing expertise, service levels, product and service offerings (including incentive and loyalty programs), integration capabilities, brand and reputation. In addition, some of our competitors have a business model that allows for their partners to manage underwriting (e.g., new account approval), customer service and collections, and other core banking responsibilities that we retain.
We also compete for customer usage of our credit products. Consumer credit provided, and credit card payments made, using our cards constitute only a small percentage of overall consumer credit provided and credit card payments in the United States. Consumers have numerous financing and payment options available to them. As a form of payment, our products compete with cash, checks, debit cards, general purpose credit cards, various forms of consumer installment loans, other private-label card brands, prepaid cards and all forms of electronic payment. We compete for customers and their usage of our products, and to minimize transfers to competitors of our customers’ outstanding balances, based on a number of factors, including pricing (interest rates and fees), product offerings, credit limits, incentives (including loyalty programs) and customer service. Some of our competitors provide a broader selection of services, including home and automobile loans and other consumer banking services, which may position them better among customers who prefer to use a single financial institution to meet all of their financial needs.
We may also face increased competition from current competitors or others who introduce or embrace disruptive technology that significantly changes the consumer credit and payment industry. In the future, we expect our products may face increased competitive pressure to the extent that our products are not accepted in, or compatible with, digital wallet technologies such as Apple Pay, Samsung Pay, Google Pay and other similar technologies. The introduction of emerging technology, such as AI shopping agents, may allow for autonomous shopping on behalf of consumers, including the selection of the method of payment used at the point of sale.

In addition, some of our competitors are substantially larger than we are, which may give those competitors advantages, including a more diversified product and customer base, the ability to reach out to more customers and potential customers, operational efficiencies, more versatile technology platforms, broad-based local distribution capabilities and lower-cost funding. Moreover, some of our competitors, including new and emerging competitors in the digital and mobile payments space, are not subject to the same regulatory requirements or legislative scrutiny to which we are subject. Non-bank providers of pay-over-time solutions, such as Affirm, Afterpay, Klarna and others, extend consumer credit-like offerings but do not face the same restrictions, such as capital requirements and other regulatory requirements, as banks which also could place us at a competitive disadvantage. In addition, some larger technology focused companies, e.g., Apple and Google, and larger retailers offer financial products sometimes in collaboration with our competitors, and other current and potential competitors may obtain banking licenses to offer financial products.
In our retail deposits business, we have acquisition and servicing capabilities similar to other direct banking competitors. We compete for deposits with traditional banks, including separately branded direct banking platforms of traditional banks, and other banks that have direct banking models similar to ours, such as Ally Financial, American Express, Barclays, Capital One, CIT, Citi, E-Trade and Marcus by Goldman Sachs. Competition among direct banks is intense because online banking provides customers the ability to rapidly deposit and withdraw funds and open and close accounts in favor of products and services offered by competitors. New competitors, including non-bank alternatives, may offer products that compete with our retail deposit products. In addition, we compete for deposits with other consumer cash alternatives such as government money market funds offered by brokerages.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. For a discussion and analysis of our financial condition and results of operations comparing 2024 vs. 2023, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 (our “2024 Form 10-K”). The discussion below contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations. See “Cautionary Note Regarding Forward-Looking Statements.”
Results of Operations for the Three Years Ended December 31, 2025
____________________________________________________________________________________________
Key Earnings Metrics

Net earnings $ in billions	Net interest income $ in billions	Interest and fees on loans $ in billions
Performance Metrics

Net interest margin % of average interest-earning assets	Efficiency ratio “Other expense” as a % of “NII, after RSA” plus “Other income”	Return on assets % of average total assets

Growth Metrics

Purchase volume $ in billions	Loan receivables(1) $ in billions	Average active accounts in millions
Asset Quality Metrics

30+ and 90+ days past due(1) % of period-end loan receivables	Net charge-offs % of average loan receivables including held for sale	Allowance for credit losses(1) % of period-end loan receivables
Funding, Liquidity and Capital(1)

Deposits % of total funding liabilities $ in billions	Liquidity Liquid assets $ in billions	Capital ratios Common equity Tier 1
__________________
(1)Reported metrics represent amounts at December 31 of the applicable year.

Summary Highlights for the Year Ended December 31, 2025
Earnings

	Years ended December 31,
($ in millions)	2025	2024	2023
Interest income	$22,601	$22,645	$20,710
Interest expense	4,135	4,634	3,711
Net interest income	18,466	18,011	16,999
Retailer share arrangements	(4,005)	(3,407)	(3,661)
Provision for credit losses	5,225	6,733	5,965
Net interest income, after retailer share arrangements and provision for credit losses	9,236	7,871	7,373
Other income	520	1,521	289
Other expense	5,135	4,839	4,758
Earnings before provision for income taxes	4,621	4,553	2,904
Provision for income taxes	1,069	1,054	666
Net earnings	$3,552	$3,499	$2,238
Net earnings available to common stockholders	$3,469	$3,427	$2,196
Trends disclosed below are compared to the year ended December 31, 2024, as applicable, except as otherwise noted.
Net earnings increased 1.5% to $3.6 billion for the year ended December 31, 2025, primarily reflecting the following key drivers:
•Decrease in provision for credit losses of $1.5 billion, primarily driven by lower net charge-offs, as well as a reserve release in the current year as compared to a reserve build in the prior year.
•Increase in net interest income of $455 million, primarily driven by lower interest expense and an increase in interest and fees on loans of 0.5%, partially offset by lower interest income on investment securities.
•These drivers were partially offset by lower other income due to the gain on sale related to Pets Best of $1.1 billion in the prior year, as well as higher retailer share arrangements.
Loan receivables and Asset Quality
•Loan receivables decreased 0.9% to $103.8 billion at December 31, 2025, reflecting the effects of higher payment rates as a result of our improved credit mix as well as flat purchase volume and lower average active accounts compared to the prior year.
•Over-30 day loan delinquencies as a percentage of period-end loan receivables decreased 21 basis points to 4.49% at December 31, 2025 from 4.70% at December 31, 2024. The net charge-off rate decreased 66 basis points to 5.65% for the year ended December 31, 2025.
•Our allowance coverage ratio (allowance for credit losses as a percentage of period-end loan receivables) decreased to 10.06% at December 31, 2025, as compared to 10.44% at December 31, 2024.
Funding, Liquidity and Capital
•At December 31, 2025, deposits represented 84% of our total funding sources. Total deposits decreased 1.1% to $81.1 billion at December 31, 2025, compared to December 31, 2024.
•During the year ended December 31, 2025, we repurchased $2.9 billion of our outstanding common stock, and declared and paid cash dividends of $1.15 per common share, or $427 million in the aggregate. At December 31, 2025 we had a total share repurchase authorization of $1.2 billion remaining.

2025 Acquisitions and Partner Agreements
In October 2025, we acquired Versatile Credit, Inc. ("Versatile Credit"), a leading multi-source financing platform connecting merchants, lenders and consumers through point-of-sale solutions.
During the year ended December 31, 2025, and to date, we continued to expand and diversify our portfolios with the addition or renewal of more than 75 partners, which included the following:

New partnerships:
• Bob's Discount Furniture	Home & Auto
• Dental Intelligence	Health & Wellness
• OnePay	Diversified & Value
• RH	Home & Auto
• Texas A&M University Veterinary Medical Teaching Hospital	Health & Wellness
• Toro	Lifestyle

Program extensions:
• Amazon	Digital
• American Eagle	Lifestyle
• Ashley HomeStores, Inc.	Home & Auto
• Discount Tire	Home & Auto
• Gardner White	Home & Auto
• Home Furnishings Association	Home & Auto
• Polaris	Lifestyle
• Regency Showrooms	Home & Auto
•In addition, we expanded our existing Lowe's commercial program and announced the acquisition of the Lowe's commercial co-branded credit card portfolio, with loan receivables of approximately $0.8 billion, which is expected to close in the first half of 2026.
•In October 2025, we also sold $0.2 billion of loan receivables associated with a Home & Auto partner program agreement.

Other Financial and Statistical Data
The following table sets forth certain other financial and statistical data for the periods indicated.

At and for the years ended December 31 ($ in millions)	2025	2024	2023
Financial Position Data (Average):
Loan receivables, including held for sale	$100,280	$101,733	$94,832
Total assets	$119,238	$119,386	$109,819
Deposits	$81,633	$82,656	$75,889
Borrowings	$15,497	$15,814	$14,918
Total equity	$16,858	$15,568	$13,669
Selected Performance Metrics:
Purchase volume(1)(2)	$182,285	$182,173	$185,178
Home & Auto	$42,347	$44,509	$46,814
Digital	$56,376	$54,700	$55,051
Diversified & Value	$62,004	$61,059	$61,227
Health & Wellness	$15,654	$15,678	$15,565
Lifestyle	$5,493	$5,660	$5,922
Corp, Other	$411	$567	$599
Average active accounts (in thousands)(2)(3)	68,876	70,904	70,337
Net interest margin(4)	15.24%	14.76%	15.15%
Net charge-offs	$5,664	$6,420	$4,620
Net charge-offs as a % of average loan receivables, including held for sale	5.65%	6.31%	4.87%
Allowance coverage ratio(5)	10.06%	10.44%	10.26%
Return on assets(6)	3.0%	2.9%	2.0%
Return on equity(7)	21.1%	22.5%	16.4%
Equity to assets(8)	14.14%	13.04%	12.45%
Other expense as a % of average loan receivables, including held for sale	5.12%	4.76%	5.02%
Efficiency ratio(9)	34.3%	30.0%	34.9%
Effective income tax rate	23.1%	23.1%	22.9%
Selected Period End Data:
Loan receivables	$103,808	$104,721	$102,988
Allowance for credit losses	$10,442	$10,929	$10,571
30+ days past due as a % of period-end loan receivables(10)	4.49%	4.70%	4.74%
90+ days past due as a % of period-end loan receivables(10)	2.17%	2.40%	2.28%
Total active accounts (in thousands)(2)(3)	70,693	71,532	73,484
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

	2025			2024			2023
Years ended December 31 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)	Average Balance	Interest Income/ Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$18,002	$776	4.31%	$17,294	$913	5.28%	$13,272	$678	5.11%
Securities available for sale	2,876	127	4.42%	2,965	136	4.59%	4,077	130	3.19%
Loan receivables, including held for sale(3):
Credit cards	92,566	20,683	22.34%	93,907	20,554	21.89%	89,383	19,341	21.64%
Consumer installment loans	5,672	824	14.53%	5,744	854	14.87%	3,501	401	11.45%
Commercial credit products	1,948	186	9.55%	1,956	179	9.15%	1,826	150	8.21%
Other	94	5	5.32%	126	9	7.14%	122	10	8.20%
Total loan receivables, including held for sale	100,280	21,698	21.64%	101,733	21,596	21.23%	94,832	19,902	20.99%
Total interest-earning assets	121,158	22,601	18.65%	121,992	22,645	18.56%	112,181	20,710	18.46%
Non-interest-earning assets:
Cash and due from banks	873			887			962
Allowance for credit losses	(10,663)			(10,891)			(9,726)
Other assets	7,870			7,398			6,402
Total non-interest-earning assets	(1,920)			(2,606)			(2,362)
Total assets	$119,238			$119,386			$109,819
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$81,228	$3,330	4.10%	$82,268	$3,806	4.63%	$75,487	$2,952	3.91%
Borrowings of consolidated securitization entities	7,978	417	5.23%	7,732	427	5.52%	6,274	340	5.42%
Senior and subordinated unsecured notes	7,519	388	5.16%	8,082	401	4.96%	8,644	419	4.85%
Total interest-bearing liabilities	96,725	4,135	4.28%	98,082	4,634	4.72%	90,405	3,711	4.10%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	405			388			402
Other liabilities	5,250			5,348			5,343
Total non-interest-bearing liabilities	5,655			5,736			5,745
Total liabilities	102,380			103,818			96,150
Equity
Total equity	16,858			15,568			13,669
Total liabilities and equity	$119,238			$119,386			$109,819
Interest rate spread(4)			14.38%			13.84%			14.36%
Net interest income		$18,466			$18,011			$16,999
Net interest margin(5)			15.24%			14.76%			15.15%
____________________
(1)Average yields / rates are based on total interest income/expense divided by average balances.
(2)Includes average restricted cash balances of $380 million, $73 million and $279 million for the years ended December 31, 2025, 2024 and 2023, respectively.

(3)Interest income on loan receivables includes fees on loans, which primarily consist of late fees on our credit products, of $2.3 billion, $2.5 billion and $2.7 billion for the years ended December 31, 2025, 2024 and 2023, respectively.
(4)Interest rate spread represents the difference between the yield on total interest-earning assets and the rate on total interest-bearing liabilities.
(5)Net interest margin represents net interest income divided by average total interest-earning assets.
The following table sets forth the amount of changes in interest income and interest expense due to changes in average volume and average yield / rate. Variances due to changes in both average volume and average yield / rate have been allocated between the average volume and average yield / rate variances on a consistent basis based upon the respective percentage changes in average volume and average yield/rate.

	2025 vs. 2024			2024 vs. 2023
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
($ in millions)	Average Volume	Average Yield / Rate	Net Change	Average Volume	Average Yield / Rate	Net Change
Interest-earning assets:
Interest-earning cash and equivalents	$37	$(174)	$(137)	$205	$30	$235
Securities available for sale	(4)	(5)	(9)	(35)	41	6
Loan receivables, including held for sale:
Credit cards	(294)	423	129	979	234	1,213
Consumer installment loans	(11)	(19)	(30)	257	196	453
Commercial credit products	(1)	8	7	11	18	29
Other	(2)	(2)	(4)	—	(1)	(1)
Total loan receivables, including held for sale	(308)	410	102	1,247	447	1,694
Change in interest income from total interest-earning assets	$(275)	$231	$(44)	$1,417	$518	$1,935

Interest-bearing liabilities:
Interest-bearing deposit accounts	$(48)	$(428)	$(476)	$265	$589	$854
Borrowings of consolidated securitization entities	14	(24)	(10)	79	8	87
Senior and subordinated unsecured notes	(28)	15	(13)	(27)	9	(18)
Change in interest expense from total interest-bearing liabilities	(62)	(437)	(499)	317	606	923
Total change in net interest income	$(213)	$668	$455	$1,100	$(88)	$1,012

Business Trends and Conditions
We believe our business and results of operations will be impacted in the future by various trends and conditions, including the following:
•Growth in loan receivables and interest and fees on loans. For the year ended December 31, 2025 we experienced a decrease in period-end loan receivables of 0.9%, reflecting higher payment rates as a result of our improved credit mix, as well as flat purchase volume and lower average active accounts compared to the year ended December 31, 2024 as the credit actions we took across our portfolio in prior years continued to impact loan receivable growth. Interest and fees on loans increased by 0.5%, driven primarily by the impacts of our product, pricing and policy changes, offset by a combination of lower benchmark rates and a decrease in average loan receivables, as well as lower late fee incidence. In 2026, we expect loan receivables to increase, reflecting growth in both purchase volume and average active accounts, including the impact from new or recently launched programs, partially offset by continued effects from elevated payment rates. In addition, we expect interest and fees on loans to increase, primarily reflecting the continued impact of our product, pricing and policy changes, and growth in loan receivables. In addition, the amount of the increases will be dependent on various factors, including whether customer payment rate trends and consumer spend behavior differs from our expectations, as well as any changes in benchmark interest rates or other regulatory or legislative developments that may impact the yield on our loan receivables.
•Asset quality. During the year ended December 31, 2025 our asset quality metrics improved as compared to the prior year, reflecting the impact of prior credit actions and elevated customer payment rates. Our net charge-off rate for the year ended December 31, 2025 decreased by 66 basis points to 5.65% and both over-30 and over-90 day loan delinquencies as a percentage of period-end loan receivables at December 31, 2025 decreased by over 20 basis points compared to the prior year. As a result of these credit trends, we expect our net charge-offs for the year ended December 31, 2026 will remain in line with our long-term target range of 5.5% to 6.0%. At December 31, 2025 our allowance coverage rate was 10.06%. We anticipate that our allowance coverage rate will remain consistent in 2026 reflecting the credit trends discussed above.
•Funding costs. During the year ended December 31, 2025 benchmark interest rates decreased from their elevated levels for the majority of 2024, which contributed to a decrease in our cost of funds of 44 basis points compared to the prior year, to 4.28%. In addition, our average funding liabilities also decreased by 1.4%. As a result, interest expense for the year ended December 31, 2025 decreased by $499 million or 10.8%, compared to the prior year. We anticipate both interest expense and our cost of funds will decrease in 2026 due to the lower benchmark rates, including the effects of our certificates of deposit maturities repricing. The amount of the decreases, however, will be dependent on any further benchmark rate changes, competition for our deposit product offerings, the extent of the growth in our loan receivables and the funding mix utilized to support our growth in loan receivables.
•Retailer share arrangement payments under our program agreements. Retailer share arrangements increased 17.6% to $4.0 billion for the year ended December 31, 2025, primarily due to lower net charge-offs and the impact of our product, pricing and policy changes. We believe that the payments we make to our partners under our retailer share arrangements, in the aggregate, in 2026 will increase compared to the year ended December 31, 2025, reflecting continued improvement in program performance, as well as growth in loan receivables. See Management’s Discussion and Analysis—Retailer Share Arrangements for additional information on these agreements.
•Extended duration of our credit card program agreements. Our credit card program agreements typically have contract terms ranging from approximately three to ten years, and the length of our relationship with each of our five largest partners is over 14 years, and in the case of Lowe's, 46 years. We expect to continue to benefit from these and our other programs on a long-term basis.

The current expiration dates of our program agreements with our five largest partners range from 2030 through 2035. In addition, a total of 22 of our 25 largest program agreements have an expiration date in 2028 or beyond. These 22 program agreements represented, in the aggregate as a percentage of the total attributable to our 25 largest programs, 97% of interest and fees on loans for the year ended December 31, 2025 and 95% of loan receivables at December 31, 2025.
•Growth in interchange revenue and loyalty program costs. During the year ended December 31, 2025, interchange revenues and loyalty costs both increased as compared to the prior year. We believe that as a result of the overall growth in Dual Card transactions occurring outside of our credit card partners’ locations and general purpose co-branded credit card transactions, interchange revenues will continue to increase in 2026. The expected growth in these transactions is driven, in part, by both existing and new loyalty programs with our credit card partners. In addition, we continue to offer and add new loyalty programs for our private label credit cards, for which we typically do not receive interchange fees. We expect the continued growth in these existing and new loyalty programs will result in an increase in costs associated with these programs. As a result of these factors, our loyalty program costs exceeded our interchange revenues for the year ended December 31, 2025. In 2026, we expect the growth in loyalty program costs will exceed the growth in interchange revenues, reflecting these same factors. These trends have been contemplated in our program agreements with our partners and are a component of the calculation of our payments due under our retailer share arrangements.
•Capital and liquidity levels. At December 31, 2025, the Company had a Basel III common equity Tier 1 ratio of 12.6%. We continue to expect to maintain capital ratios well in excess of minimum regulatory requirements and sufficient capital and liquidity resources to support our daily operations, our business growth, and our credit ratings. During the year ended December 31, 2025, we declared and paid common stock dividends of $427 million and repurchased $2.9 billion of our outstanding common stock. At December 31, 2025 we had $1.2 billion remaining in share repurchase authorization. We plan to continue to deploy capital through both dividends and share repurchases, as guided by our business performance, market conditions and subject to regulatory restrictions.
We expect that our liquidity portfolio will continue to be sufficient to support all of our business objectives and to meet all regulatory requirements for the foreseeable future. At December 31, 2025 our liquid assets were $16.6 billion, or 13.9% of total assets.
Seasonality
Our business is characterized by a consistent seasonal pattern, with purchase volume and loan receivables typically rising beginning in the third quarter and generally peaking in fourth quarter, including the impacts of consumer spending for U.S. holidays, then declining through the first and second quarters as customers pay their balances down.
Delinquency rates and delinquent loan receivables balances typically rise in the third and fourth quarters as customer payment rates decline, resulting in higher net charge-off rates in the first half of the calendar year. Delinquent loan receivables at year-end are more likely to return to current status than those delinquent at interim period ends. Consistent with historical experience, our allowance for credit losses as a percentage of total loan receivables is generally higher at interim period ends than at year-end and may increase mid-year even when certain credit metrics improve.
These seasonal impacts to purchase volume and our loan receivables balances may materially affect our results of operations, delinquency metrics and the allowance for credit losses as a percentage of total loan receivables with the most pronounced effects typically occurring between the fourth quarter and the subsequent first quarter.

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
Interest income decreased 0.2% for the year ended December 31, 2025, reflecting lower interest income from our liquidity portfolio, partially offset by an increase in interest and fees on loans of 0.5%. The trend in interest and fees on loans reflects the impacts of our product, pricing and policy changes, offset by a combination of lower benchmark rates and a decrease in average loan receivables, as well as lower late fee incidence.
Average interest-earning assets

Years ended December 31 ($ in millions)	2025	2024
Loan receivables, including held for sale	$100,280	$101,733
Liquidity portfolio and other	20,878	20,259
Total average interest-earning assets	$121,158	$121,992
Average loan receivables, including held for sale, decreased 1.4% for the year ended December 31, 2025, reflecting the effects of higher payment rates as a result of our improved credit mix as well as flat purchase volume and lower average active accounts compared to the prior year.

Yield on average interest-earning assets
The yield on average interest-earning assets increased for the year ended December 31, 2025 primarily due to increases in the yield on average loan receivables, partially offset by a lower yield on our liquidity portfolio and a decrease in the percentage of interest-earning assets attributable to loan receivables. The loan receivables yield increased 41 basis points to 21.64% for the year ended December 31, 2025, primarily driven by the impacts of our product, pricing and policy changes, partially offset by a combination of lower benchmark rates and lower late fee incidence.
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
Interest expense decreased by $499 million, or 10.8%, for the year ended December 31, 2025, primarily due to lower benchmark rates. Our cost of funds decreased to 4.28% for the year ended December 31, 2025 compared to 4.72% for the year ended December 31, 2024.
Average interest-bearing liabilities

Years ended December 31 ($ in millions)	2025	2024
Interest-bearing deposit accounts	$81,228	$82,268
Borrowings of consolidated securitization entities	7,978	7,732
Senior and subordinated unsecured notes	7,519	8,082
Total average interest-bearing liabilities	$96,725	$98,082
Net Interest Income
Net interest income represents the difference between interest income and interest expense.
Net interest income increased by $455 million, or 2.5%, for the year ended December 31, 2025, resulting from the changes in interest income and interest expense discussed above.

Retailer Share Arrangements
Most of our program agreements with large retail and digital partners contain retailer share arrangements that provide for payments to our partners if the economic performance of the program exceeds a contractually defined threshold. We also provide other economic benefits to our partners such as royalties on purchase volume or payments for new accounts, in some cases instead of retailer share arrangements (for example, on our co-branded credit cards). All of these arrangements are designed to align our interests and provide an additional incentive to our partners to promote our credit products. Although the retailer share arrangements vary by partner, these arrangements are generally structured to measure the economic performance of the program, based typically on agreed upon program revenues (including interest income and certain other income) less agreed upon program expenses (including interest expense, provision for credit losses, retailer payments and operating expenses), and share portions of this amount above a negotiated threshold. The threshold and economic performance of a program that are used to calculate payments to our partners may be based on, among other things, agreed upon measures of program expenses rather than our actual expenses, and therefore increases in our actual expenses (such as funding costs, higher provision for credit losses or operating expenses) may not necessarily result in reduced payments under our retailer share arrangements. These arrangements are typically designed to permit us to achieve an economic return before we are required to make payments to our partners based on the agreed contractually defined threshold. Our payments to partners pursuant to these retailer share arrangements are dependent upon the growth and performance, including credit trends, of the programs in which we have retailer share arrangements, as well as changes to the terms of certain program agreements that have been renegotiated in the past few years. See above in Business Trends and Conditions, for a discussion of our expected trends in retailer share arrangements for 2026.
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
Retailer share arrangements increased by $598 million, or 17.6%, for the year ended December 31, 2025, reflecting lower net charge-offs and the impact of our product, pricing and policy changes.
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
Provision for credit losses decreased by $1.5 billion to $5.2 billion, for the year ended December 31, 2025, primarily driven by lower net charge-offs, as well as a reserve release in the current year as compared to a reserve build in the prior year.
The reserve release for the year ended December 31, 2025 was $439 million, as compared to a reserve build of $313 million, in the prior year period. The current year reserve release included the impact of a $44 million reserve build for off-balance sheet credit exposures associated with the acquisition of the Lowe's commercial co-branded credit card portfolio, expected to close in the first half of 2026. The reserve build for the year ended December 31, 2024 included $180 million related to the Ally Lending acquisition.
Net charge-offs for the year ended December 31, 2025 decreased by $756 million. The net charge-off rate for the year ended December 31, 2025 decreased by 66 basis points to 5.65%, as compared to the prior year.

Other Income

Years ended December 31 ($ in millions)	2025	2024
Interchange revenue	$1,067	$1,026
Protection product revenue	596	562
Loyalty programs	(1,438)	(1,382)
Other	295	1,315
Total other income	$520	$1,521
Interchange revenue
We earn interchange fees on Dual Card transactions outside of our partners’ sales channels, and from general purpose co-branded credit cards, generally based on a flat fee plus a percentage of the purchase amount. Interchange revenue has been, and is expected to continue to be, driven primarily by growth in our Dual Card and general purpose co-branded credit card products.
Interchange revenue increased by $41 million, or 4.0%, for the year ended December 31, 2025, driven by an increase in purchase volume outside of our retail partners' sales channels.
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
Protection product revenue increased by $34 million, or 6.0%, for the year ended December 31, 2025, primarily as a result of higher average balances on enrolled accounts and increases in customer enrollment.
Loyalty programs
We operate a number of loyalty programs that provide rewards to our customers that are designed to foster engagement, drive incremental purchases, and promote customer retention. These programs typically provide cardholders with statement credit or cash back rewards. Other programs include reward offers that accrue, typically based upon customer spend, and can be applied toward a future purchase. In addition, certain partners maintain and operate separate loyalty programs for which we make payments to the partner in order to contribute towards the costs of the program. Growth in loyalty program costs has been, and is expected to continue to be, driven by growth in purchase volume related to existing loyalty programs and the rollout of new loyalty programs.
Loyalty programs cost increased by $56 million, or 4.1%, for the year ended December 31, 2025, primarily as a result of growth in purchase volume associated with new and existing loyalty programs.
Other
Other comprises a variety of items including servicing and other customer-related fees such as paper statement fees, changes in the fair value of equity investments and realized gains or losses associated with the sale of businesses, investments, loan receivables or other assets.
Other decreased by $1.0 billion for the year ended December 31, 2025 primarily driven by the $1.1 billion gain on sale related to the Pets Best disposition in the prior year.

Other Expense

Years ended December 31 ($ in millions)	2025	2024
Employee costs	$2,093	$1,872
Professional fees	936	936
Marketing and business development	511	524
Information processing	899	803
Other	696	704
Total other expense	$5,135	$4,839

Employee costs
Employee costs primarily consist of employee compensation and benefit costs.
Employee costs increased by $221 million, or 11.8%, for the year ended December 31, 2025, primarily driven by restructuring costs related to a voluntary early retirement program, higher variable compensation, as well as changes in headcount mix to support technology investments and higher medical benefit costs.
Professional fees
Professional fees primarily consist of consulting services, outsourced provider fees (e.g., collection agencies and call centers), legal, accounting and recruiting expenses.
Professional fees were flat for the year ended December 31, 2025, as higher collection costs were offset by lower consulting services.
Marketing and business development
Marketing and business development costs primarily consist of our contractual and discretionary marketing and business development spend, as well as amortization expense associated with contract costs related to our retail partner agreements.
Marketing and business development decreased by $13 million, or 2.5%, for the year ended December 31, 2025, primarily driven by lower promotional marketing in the current year.
Information processing
Information processing costs primarily consist of fees related to outsourced information processing providers, credit card associations and software licensing agreements, as well as amortization of capitalized software expenditures.
Information processing costs increased by $96 million, or 12.0%, for the year ended December 31, 2025, primarily driven by technology investments, including an increase in software licensing costs and higher amortization of capitalized software expenditures.
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
Other decreased by $8 million, or 1.1%, for the year ended December 31, 2025, primarily due to lower postage reflecting increased utilization of our electronic billing option.

Provision for Income Taxes

Years ended December 31 ($ in millions)	2025	2024
Effective tax rate	23.1%	23.1%
Provision for income taxes	$1,069	$1,054
The effective tax rate for the year ended December 31, 2025, was in line with the prior year. The effective tax rate differs from the U.S. federal statutory tax rate primarily due to state income taxes. See Note 15. Income Taxes to our consolidated financial statements for additional information.
On July 4, 2025, Public Law 119-21 known as the One Big Beautiful Bill Act or the Working Families Tax Cut Act (the “Act”) was enacted into law, which included certain modifications to U.S. tax law. The Company has completed its initial evaluation of the provisions of the Act and does not expect it to have a material impact on our Consolidated Financial Statements.
Platform Analysis
As discussed above under “Our Business—Our Sales Platforms,” we offer our credit products through five sales platforms (Home & Auto, Digital, Diversified & Value, Health & Wellness and Lifestyle). The following is a discussion of certain supplemental information for the years ended December 31, 2025 and 2024, for each of our five sales platforms and Corp, Other.
In 2025, we entered into an agreement to sell $0.2 billion of loan receivables associated with a Home & Auto partner program agreement, which closed in October 2025. In connection with this agreement, revenue activities for the portfolio were no longer managed within our Home & Auto sales platform. All related metrics previously reported within our Home & Auto sales platform, are now reported within Corp, Other below. We have also recast all prior-period reported metrics for our Home & Auto sales platform and Corp, Other to conform to the current-period presentation.
Home & Auto

Years ended December 31 ($ in millions)	2025	2024
Purchase volume	$42,347	$44,509
Period-end loan receivables	$30,106	$31,816
Average loan receivables, including held for sale	$30,313	$32,089
Average active accounts (in thousands)	17,715	18,879

Interest and fees on loans	$5,684	$5,736
Other income	$214	$186
Home & Auto interest and fees on loans decreased by $52 million, or 0.9%, for the year ended December 31, 2025, primarily driven by lower average loan receivables, partially offset by higher loan receivables yield.
The increase in loan receivables yield primarily reflects the impact of product, pricing and policy changes, partially offset by lower late fee incidence. Purchase volume decreased 4.9%, for the year ended December 31, 2025, reflecting consumers continuing to manage discretionary spend, lower average active accounts and the impacts from our previous credit actions, partially offset by growth in spend per account. Average active accounts decreased by 6.2% for the year ended December 31, 2025.
Other income increased by $28 million, or 15.1%, for the year ended December 31, 2025 primarily due to the impact of product, pricing and policy change related fees.

Digital

Years ended December 31 ($ in millions)	2025	2024
Purchase volume	$56,376	$54,700
Period-end loan receivables	$30,057	$29,347
Average loan receivables, including held for sale	$28,086	$27,872
Average active accounts (in thousands)	20,804	20,986

Interest and fees on loans	$6,414	$6,286
Other income	$1	$4
Digital interest and fees on loans increased by $128 million, or 2.0%, for the year ended December 31, 2025, primarily driven by higher average loan receivables yield, reflecting the impacts of product, pricing and policy changes, partially offset by lower benchmark rates and lower late fee incidence.
Purchase volume increased 3.1% for the year ended December 31, 2025, primarily driven by higher spend per account and customer response to enhanced product offerings and refreshed value propositions, partially offset by lower active accounts and the impacts from our previous credit actions. Average active accounts decreased by 0.9% for the year ended December 31, 2025.
Other income decreased by $3 million for the year ended December 31, 2025 primarily due to higher loyalty costs, partially offset by an increase in interchange revenue and the impact of product, pricing and policy change related fees.
Diversified & Value

Years ended December 31 ($ in millions)	2025	2024
Purchase volume	$62,004	$61,059
Period-end loan receivables	$21,236	$20,867
Average loan receivables, including held for sale	$19,607	$19,540
Average active accounts (in thousands)	19,894	20,437

Interest and fees on loans	$4,729	$4,794
Other income	$(19)	$(59)
Diversified & Value interest and fees on loans decreased by $65 million, or 1.4%, for the year ended December 31, 2025, primarily driven by lower average loan receivables yield, reflecting lower benchmark rates and lower late fee incidence, partially offset by the impacts of our product, pricing and policy changes.
Purchase volume increased by 1.5%, for the year ended December 31, 2025 reflecting the impact of partner expansion and retailer performance, growth in out-of-partner spend and growth in spend per account, partially offset by lower active accounts and the impacts from our prior credit actions. Average active accounts decreased 2.7% for the year ended December 31, 2025.
Other income increased by $40 million for the year ended December 31, 2025 primarily due to the impact of product, pricing and policy change related fees and higher interchange revenue, partially offset by higher loyalty costs.

Health & Wellness

Years ended December 31 ($ in millions)	2025	2024
Purchase volume	$15,654	$15,678
Period-end loan receivables	$15,545	$15,436
Average loan receivables, including held for sale	$15,336	$15,143
Average active accounts (in thousands)	7,750	7,743

Interest and fees on loans	$3,783	$3,671
Other income	$293	$254
Health & Wellness interest and fees on loans increased by $112 million, or 3.1%. for the year ended December 31, 2025, primarily driven by an increase in loan receivables yield, reflecting the impact of product, pricing and policy changes, as well as higher average loan receivables, partially offset by lower late fee incidence and higher reversals.
Purchase volume decreased 0.2% for the year ended December 31, 2025 reflecting lower spend in Cosmetic and Dental, combined with the impact of previous credit actions, partially offset by growth in Pet and Audiology. Average active accounts were flat for the year ended December 31, 2025.
Other income increased by $39 million for the year ended December 31, 2025, primarily due to higher protection product revenue and the impact of product, pricing and policy change related fees, partially offset by lower commission fees following the Pets Best disposition in the prior year.
Lifestyle

Years ended December 31 ($ in millions)	2025	2024
Purchase volume	$5,493	$5,660
Period-end loan receivables	$6,771	$6,914
Average loan receivables, including held for sale	$6,668	$6,749
Average active accounts (in thousands)	2,588	2,674

Interest and fees on loans	$1,051	$1,051
Other income	$41	$30
Lifestyle interest and fees on loans were flat for the year ended December 31, 2025, primarily driven by higher loan receivables yield, reflecting the impact of product, pricing and policy changes, offset by lower late fee incidence and lower benchmark rates.
Purchase volume decreased 3.0% for the year ended December 31, 2025, primarily reflecting lower average active accounts, as well as lower spend in Outdoor and Specialty as consumers continued to manage discretionary spend and the impacts from our previous credit actions.
Other income increased by $11 million for the year ended December 31, 2025 primarily due to the impact of product, pricing and policy change related fees and higher protection product revenue.

Corp, Other

Years ended December 31 ($ in millions)	2025	2024
Purchase volume	$411	$567
Period-end loan receivables	$93	$341
Average loan receivables, including held for sale	$270	$340
Average active accounts (in thousands)	125	185

Interest and fees on loans	$37	$58
Other income	$(10)	$1,106
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
The following table sets forth the composition of our loan receivables portfolio by product type at the dates indicated.

At December 31 ($ in millions)	2025	%	2024	%
Loan receivables
Credit cards	$96,346	92.8%	$96,818	92.5%
Consumer installment loans	5,548	5.3	5,971	5.7
Commercial credit products	1,833	1.8	1,826	1.7
Other	81	0.1	106	0.1
Total loan receivables	$103,808	100.0%	$104,721	100.0%
Loan receivables decreased 0.9% to $103.8 billion at December 31, 2025 compared to $104.7 billion at December 31, 2024, reflecting the effects of higher payment rates as a result of our improved credit mix as well as flat purchase volume and lower average active accounts compared to the prior year.
The decrease in Loan receivables also included the impact of the sale of $0.2 billion of loan receivables associated with a Home & Auto partner program agreement in October 2025.
Our loan receivables portfolio, excluding held for sale, had the following maturity distribution at December 31, 2025.

($ in millions)	Within 1 Year(1)	1-5 Years(2)	5-15 Years	After 15 Years	Total
Loan receivables
Credit cards	$94,870	$1,476	$—	$—	$96,346
Consumer installment loans(3)	2,114	3,340	94	—	5,548
Commercial credit products	1,812	21	—	—	1,833
Other	31	22	25	3	81
Total loan receivables	$98,827	$4,859	$119	$3	$103,808
Loans due after one year at fixed interest rates	N/A	$4,859	$119	$3	$4,981
Loans due after one year at variable interest rates	N/A	—	—	—	—
Total loan receivables due after one year	N/A	$4,859	$119	$3	$4,981
______________________
(1)Credit card loans have minimum payment requirements but no stated maturity and therefore are included in the due within one year category. However, many of our credit card holders will revolve their balances, which may extend their repayment period beyond one year for balances at December 31, 2025.
(2)Credit card and commercial loans due after one year relate to loans modified to borrowers experiencing financial difficulty.
(3)Reflects scheduled repayments up to the final contractual maturity of our installment loans.

Our loan receivables portfolio had the following geographic concentration at December 31, 2025.

($ in millions)	Loan Receivables Outstanding	% of Total Loan Receivables Outstanding
State
Texas	$11,436	11.0%
California	$10,579	10.2%
Florida	$9,763	9.4%
New York	$4,887	4.7%
North Carolina	$4,363	4.2%
Delinquencies
Over-30 day loan delinquencies as a percentage of period-end loan receivables decreased to 4.49% at December 31, 2025, as compared to 4.70% at December 31, 2024. This decrease reflects the impact of the previous credit actions we have taken across our portfolio.
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

Years ended December 31	2025		2024		2023
($ in millions)	Amount	Rate	Amount	Rate	Amount	Rate
Credit cards	$5,221	5.64%	$5,909	6.29%	$4,311	4.82%
Consumer installment loans	325	5.73%	371	6.46%	189	5.40%
Commercial credit products	117	6.01%	139	7.11%	119	6.52%
Other	1	1.06%	1	0.79%	1	0.80%
Total net charge-offs	$5,664	5.65%	$6,420	6.31%	$4,620	4.87%
Allowance for Credit Losses
The allowance for credit losses totaled $10.4 billion at December 31, 2025, compared to $10.9 billion at December 31, 2024, and reflects our estimate of expected credit losses for the life of the loan receivables on our Consolidated Statements of Financial Position.
The decrease in the allowance for credit losses compared to December 31, 2024 primarily reflects the decrease in delinquent balances as a percentage of loan receivables, as compared to the prior year period, as well as expectations of the macroeconomic environment. Our allowance for credit losses as a percentage of total loan receivables decreased to 10.06% at December 31, 2025, from 10.44% at December 31, 2024. See Note 5. Loan Receivables and Allowance for Credit Losses to our consolidated financial statements for additional information.

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
The following table summarizes information concerning our funding sources during the periods indicated:

	2025			2024			2023
Years ended December 31 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$81,228	84.0%	4.1%	$82,268	83.9%	4.6%	$75,487	83.5%	3.9%
Securitized financings	7,978	8.2	5.2	7,732	7.9	5.5	6,274	6.9	5.4
Senior and subordinated unsecured notes	7,519	7.8	5.2	8,082	8.2	5.0	8,644	9.6	4.8
Total	$96,725	100.0%	4.3%	$98,082	100.0%	4.7%	$90,405	100.0%	4.1%
______________________
(1)Excludes $405 million, $388 million and $402 million average balance of non-interest-bearing deposits for the years ended December 31, 2025, 2024 and 2023, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the years ended December 31, 2025, 2024 and 2023.
Deposits
We obtain deposits directly from retail customers, affinity relationships and commercial customers (“direct deposits”) and through third-party firms that offer our deposits to their customers (“brokered deposits”). At December 31, 2025, we had $75.2 billion in direct deposits and $5.9 billion in brokered deposits consisting of certificates of deposit and network deposit sweeps procured through a program arranger that channels account deposits to us. A key part of our liquidity plan and funding strategy is to continue to utilize our direct deposit base as a source of stable and diversified low-cost funding.
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

The following table summarizes certain information regarding our interest-bearing deposits by type (all of which constitute U.S. deposits) for the periods indicated:

Years ended December 31 ($ in millions)	2025			2024			2023
	Average Balance	%	Average Rate	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$40,502	49.9%	4.3%	$40,768	49.6%	4.8%	$33,104	43.9%	3.8%
Savings accounts, money market and demand accounts	32,839	40.4	3.8	29,722	36.1	4.5	29,073	38.5	4.1
Brokered deposits	7,887	9.7	4.4	11,778	14.3	4.5	13,310	17.6	3.9
Total interest-bearing deposits	$81,228	100.0%	4.1%	$82,268	100.0%	4.6%	$75,487	100.0%	3.9%
Our deposit liabilities provide funding with maturities ranging from one day to ten years. At December 31, 2025, the weighted average maturity of our interest-bearing time deposits was approximately one year. See Note 8. Deposits to our consolidated financial statements for more information on the maturities of our time deposits.
The standard FDIC deposit insurance amount is $250,000 per depositor, for each account ownership category. Our estimate of the uninsured portion of total deposit balances, excluding any intercompany balance, at December 31, 2025 was $6.8 billion.
The following table summarizes the portion of uninsured deposits that are certificates of deposit by contractual maturity at December 31, 2025.

($ in millions)	3 Months or Less	Over 3 Months but within 6 Months	Over 6 Months but within 12 Months	Over 12 Months	Total
Certificates of deposit (including IRA certificates of deposit)	$733	$944	$1,613	$910	$4,200
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
At December 31, 2025, we had $2.9 billion of outstanding private asset-backed securities and $5.5 billion of outstanding public asset-backed securities, in each case held by unrelated third parties.

The following table summarizes expected contractual maturities of the investors’ interests in securitized financings, excluding debt premiums, discounts and issuance costs at December 31, 2025.

($ in millions)	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years	Total
Scheduled maturities of borrowings—owed to securitization investors:
SYNCT	$—	$1,650	$—	$—	$1,650
SFT	—	1,275	—	—	1,275
SYNIT(1)	1,750	3,750	—	—	5,500
Total borrowings—owed to securitization investors	$1,750	$6,675	$—	$—	$8,425
______________________
(1)Excludes any subordinated classes of SYNIT notes that we owned at December 31, 2025.
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
The following table summarizes for each of our trusts the three-month rolling average excess spread at December 31, 2025.

	Note Principal Balance ($ in millions)	# of Series Outstanding	Three-Month Rolling Average Excess Spread(1)
SYNCT	$1,650	3	~ 16.4% to 17.0%
SFT	$1,275	5	13.0%
SYNIT	$5,500	1	17.9%
______________________
(1)Represents the excess spread (generally calculated as interest income collected from the applicable pool of loan receivables less applicable net charge-offs, interest expense and servicing costs, divided by the aggregate principal amount of loan receivables in the applicable pool) for SFT or, in the case of SYNCT, a range of the excess spreads relating to the particular series issued within such trust or, in the case of SYNIT, the excess spread relating to the one outstanding series issued within such trust, in all cases omitting any series that have not been outstanding for at least three full monthly periods and calculated in accordance with the applicable trust or series documentation, for the three securitization monthly periods ended December 31, 2025.

Senior and Subordinated Unsecured Notes
During the year ended December 31, 2025, we made repayments totaling $1.8 billion of senior unsecured notes issued by Synchrony Financial and $900 million of senior unsecured notes issued by Synchrony Bank.
The following table provides a summary of our outstanding senior and subordinated unsecured notes at December 31, 2025, which includes $800 million and $1.0 billion of senior unsecured notes issued by Synchrony Financial in March 2025 and July 2025, respectively.

Issuance Date	Interest Rate(1)	Interest Rate Reset Date	Floating Rate Spread(2)	Maturity	Principal Amount Outstanding(3)
($ in millions)
Fixed rate senior unsecured notes:
Synchrony Financial
August 2016	3.700%	—	—	August 2026	500
December 2017	3.950%	—	—	December 2027	1,000
March 2019	5.150%	—	—	March 2029	650
October 2021	2.875%	—	—	October 2031	750
Synchrony Bank
August 2022	5.625%	—	—	August 2027	600

Fixed-to-floating rate senior unsecured notes:
Synchrony Financial
August 2024	5.935%	August 2, 2029	213 bps	August 2030	750
March 2025	5.450%	March 6, 2030	168 bps	March 2031	800
July 2025	5.019%	July 29, 2028	139.5 bps	July 2029	500
July 2025	6.000%	July 29, 2035	207 bps	July 2036	500

Fixed rate subordinated unsecured notes:
Synchrony Financial
February 2023	7.250%	—	—	February 2033	750
Total senior and subordinated unsecured notes					$6,800
______________________
(1)Weighted average interest rate of all senior and subordinated unsecured notes at December 31, 2025 was 5.06%.
(2)Floating rate applicable at interest reset date through maturity, based on compounded Secured Overnight Financing Rate plus floating rate spread noted above.
(3)The amounts shown exclude unamortized debt discounts, premiums and issuance costs.
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
If we do not satisfy any of these covenants discussed above, the maturity of amounts outstanding thereunder may be accelerated and become payable. We were in compliance with all of these covenants at December 31, 2025.
At December 31, 2025, we were not in default under any of our credit facilities.

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
We maintain a liquidity portfolio, which at December 31, 2025 had $16.6 billion of liquid assets, primarily consisting of cash and equivalents, less cash in transit which is not considered to be liquid, compared to $17.2 billion of liquid assets at December 31, 2024. The decrease in liquid assets primarily reflects lower deposits and a reduction in senior unsecured debt, partially offset by the decrease in loan receivables as compared to December 31, 2024. We believe our liquidity position at December 31, 2025 remains strong and we will continue to closely monitor our liquidity as economic conditions change.
As a general matter, investments included in our liquidity portfolio are expected to be highly liquid, giving us the ability to readily convert them to cash. The level and composition of our liquidity portfolio may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.
We also have access to several additional sources of liquidity beyond our liquidity portfolio. At December 31, 2025, we had an aggregate of $10.0 billion of available borrowing capacity through the Federal Reserve's discount window. In addition, we had $2.6 billion of undrawn capacity on our securitized financings, subject to customary borrowing conditions, from private lenders under our securitization programs, of which $2.1 billion was committed and $450 million was uncommitted. We also have other unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
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
Competitive factors and future regulatory or legislative changes may limit or restrict the rate of interest we charge on our loans. In addition, some of our program agreements also limit the rate of interest we can charge to customers. If interest rates were to rise materially over a sustained period of time, like we experienced during 2022 and 2023, and we are unable to sufficiently raise our interest rates in a timely manner, our net interest income and margin could be adversely impacted, which could have a material adverse effect on our net earnings.
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
At December 31, 2025, 53% of our loan receivables were priced at a fixed interest rate to the customer, with the remaining 47% at a floating interest rate. We fund our assets with a combination of fixed rate and floating rate funding sources that include deposits, securitized financings and unsecured debt. To manage interest rate risk, we seek to match the interest rate repricing characteristics of our assets and liabilities. Historically, we have not used interest rate derivative contracts to manage interest rate risk; however, we may choose to do so in the future. To the extent we are unable to effectively match the interest rate sensitivity of our assets and liabilities, our net earnings could be materially adversely affected.
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
The following table presents the approximate net interest income impacts forecasted over the next twelve months from an immediate and parallel change in interest rates affecting all interest rate sensitive assets and liabilities at December 31, 2025.

Basis Point Change	At December 31, 2025
($ in millions)
-100 basis points	$(137)
+100 basis points	$64
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
Dividend and Share Repurchases

Common Stock Cash Dividends Declared	Month of Payment	Amount per Common Share	Amount
Three months ended ($ in millions, except per share data)
March 31, 2025	February 2025	$0.25	$97
June 30, 2025	May 2025	0.30	114
September 30, 2025	August 2025	0.30	110
December 31, 2025	November 2025	0.30	106
Total dividends declared		$1.15	$427

		Series A		Series B
Preferred Stock Cash Dividends Declared	Month of Payment	Amount per Preferred Share	Amount	Amount per Preferred Share	Amount
Three months ended ($ in millions, except per share data)
March 31, 2025	February 2025	$14.06	$11	$20.63	$10
June 30, 2025	May 2025	14.06	10	20.63	11
September 30, 2025	August 2025	14.06	10	20.63	10
December 31, 2025	November 2025	14.06	11	20.63	10
Total dividends declared		$56.24	$42	$82.52	$41
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

Common Shares Repurchased Under Publicly Announced Programs	Total Number of Shares Purchased	Dollar Value of Shares Purchased
Three months ended ($ and shares in millions)
March 31, 2025	9.8	$600
June 30, 2025	8.8	500
September 30, 2025	12.1	861
December 31, 2025	13.0	952
Total	43.7	$2,913

During the year ended December 31, 2025, we repurchased $2.9 billion of common stock as part of our share repurchase program. In April 2025, we announced that the Board of Directors approved a share repurchase program of up to $2.5 billion through June 30, 2026. In September 2025, the Board of Directors approved an incremental share repurchase authorization of up to $1.0 billion, through June 30, 2026 (collectively with the April 2025 program, the "2025 program"). At December 31, 2025, we had a total remaining share repurchase authorization of $1.2 billion under the 2025 program. Repurchases under this program are subject to market conditions and other factors, including legal and regulatory restrictions and required approvals, if any.
Regulatory Capital Requirements - Synchrony Financial
As a savings and loan holding company, we are required to maintain minimum capital ratios, under the applicable U.S. Basel III capital rules. For more information, see “Regulation—Savings and Loan Holding Company Regulation.”
For Synchrony Financial to be a well-capitalized savings and loan holding company, Synchrony Bank must be well-capitalized and Synchrony Financial must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. At December 31, 2025 and 2024, Synchrony Financial met all the requirements to be deemed well-capitalized.
The following table sets forth the composition of our capital ratios for the Company calculated under the Basel III Standardized Approach rules at December 31, 2025 and 2024, respectively.

	Basel III
	At December 31, 2025		At December 31, 2024
($ in millions)	Amount	Ratio(1)	Amount	Ratio(1)
Total risk-based capital	$16,632	15.8%	$17,407	16.5%
Tier 1 risk-based capital	$14,464	13.8%	$15,239	14.5%
Tier 1 leverage	$14,464	12.5%	$15,239	12.9%
Common equity Tier 1 capital	$13,242	12.6%	$14,017	13.3%
Risk-weighted assets	$105,029		$105,417
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
Capital amounts and ratios in the above table reflect the applicable CECL regulatory capital transition adjustment at December 31, 2024. The decrease in our common equity Tier 1 capital ratio compared to December 31, 2024 was primarily due to share repurchases, and common and preferred dividends, as well as the final phase-in of the CECL regulatory capital transition adjustment. These decreases were partially offset by net earnings for the year ended December 31, 2025.

Regulatory Capital Requirements - Synchrony Bank
At December 31, 2025 and 2024, the Bank met all applicable requirements to be deemed well-capitalized pursuant to the Office of the Comptroller of the Currency of the U.S. Treasury (the "OCC") regulations and for purposes of the Federal Deposit Insurance Act (the “FDIA”). The following table sets forth the composition of the Bank’s capital ratios calculated under the Basel III Standardized Approach rules at December 31, 2025 and December 31, 2024, and also reflects the applicable CECL regulatory capital transition adjustment for December 31, 2024.

	At December 31, 2025		At December 31, 2024
($ in millions)	Amount	Ratio	Amount	Ratio
Total risk-based capital	$15,844	15.8%	$15,916	15.8%
Tier 1 risk-based capital	$13,731	13.7%	$13,805	13.7%
Tier 1 leverage	$13,731	12.4%	$13,805	12.4%
Common equity Tier 1 capital	$13,731	13.7%	$13,805	13.7%
For additional information on the minimum capital requirements for both Synchrony Financial and the Bank, See “Regulation—Regulation Relating to Our Business—Capital for both Savings and Loan Holding Company Regulation and Savings Association Regulation, as applicable. Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a material adverse effect on our business, results of operations and financial condition. See “Regulation—Risk Factors Relating to Regulation—Failure by Synchrony and the Bank to meet applicable capital adequacy and liquidity requirements could have a material adverse effect on us.”
Off-Balance Sheet Arrangements and Unfunded Lending Commitments
____________________________________________________________________________________________
We do not have any material off-balance sheet arrangements, including guarantees of third-party obligations. Guarantees are contracts or indemnification agreements that contingently require us to make a guaranteed payment or perform an obligation to a third-party based on certain trigger events. At December 31, 2025, we had not recorded any contingent liabilities in our Consolidated Statements of Financial Position related to any guarantees. See Note 6. Variable Interest Entities to our consolidated financial statements for more information on our investment commitments for unconsolidated variable interest entities.
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
Allowance for Credit Losses

Change in methodology for Allowance for Credit Losses
At December 31, 2025, our Allowance for credit losses reflects changes we made during the three months ended March 31, 2025 to our methodology related to the modeling of loss projections attributable to existing loan balances and the reversion to historical mean. Our updated loss forecasting methodology utilizes a statistical, account-level model that analyzes probability of default and exposure at default for our loan receivables, as compared to our prior methodology which utilized an enhanced migration analysis to estimate credit losses. Our reversion methodology, which continues to be applied over a 6-month period, also changed from the prior weighted approach used since the adoption of CECL to apply a straight-line methodology. These changes in methodology were made prospectively to enhance our expected credit loss estimation capabilities and did not have a material effect on our Allowance for credit losses in the period of implementation.
Allowance for Credit Losses
Our Allowance for credit losses was $10.4 billion at December 31, 2025, compared to $10.9 billion at December 31, 2024 and represents our best estimate of expected credit losses for the life of the loan balance in accordance with CECL. Expected credit loss estimates involve modeling loss projections attributable to existing loan balances, considering historical experience, current conditions and future expectations, including expectations about future macroeconomic conditions, for pools of loans with similar risk characteristics over the reasonable and supportable forecast period and considers historical loss information beyond the reasonable and supportable period. In addition, our allowance for credit losses includes expected recoveries of amounts previously charged-off and expected to be charged-off. Significant management judgment is required to determine the relevant information and estimation methods used in determining our allowance for credit losses.
Our estimation process in the current year period uses a probability of default and exposure at default model, while the prior year utilized an enhanced migration analysis, both of which were combined with a qualitative assessment of risks and uncertainties not captured by the respective models to estimate our allowance for credit losses. A significant amount of management judgment is applied in the analysis of historical data, selecting and adjusting inputs, as well as analyzing the results produced by the model estimates. Key factors that impact the accuracy of our estimates include the models and methodology utilized, credit strategy and trends, and consideration of material changes in our loan portfolio such as changes in growth and portfolio mix. Our estimate of expected credit losses utilizes a reasonable and supportable forecast period of 12 months, consistent with the forecast period utilized since adoption of CECL. The reasonable and supportable forecast period is determined primarily based upon an assessment of the current economic outlook, including our ability to use available data to accurately forecast losses over time. Beyond the reasonable and supportable forecast period, we revert to historical loss information at the loan receivables segment level over a six-month period, applied on a straight-line basis in the current year period and through a weighted approach in the prior year, and utilize historical loss information thereafter for the remaining life of the portfolio. The historical loss information is derived from a combination of recessionary and non-recessionary performance periods, weighted by the estimated time span of each period. Further, when historical experience is not available for new portfolios, while we accumulate experience, we may utilize our experience with the most closely analogous products and segments in our portfolio.
The modeling of loss projections considers a macroeconomic forecast that utilizes inputs from an independent third-party, with unemployment and certain income measures as primary variables. The macroeconomic forecast considered when determining our estimate of allowance for credit losses at December 31, 2025 includes, among other things, an assumed U.S. unemployment rate of 4.8% in the fourth quarter of 2026.
The life of a credit card loan receivable is dependent upon the allocation of payments received, as well as a variety of other factors, including the principal balance, promotional terms, interest charges and fees and overall consumer credit profile and usage pattern. To determine the expected credit losses for credit card loan receivables as of the measurement date our estimate considers the payments attributable to the measurement date balance. This allocation of payments also requires significant management judgment and we utilize an approach which implicitly considers total expected future payments and applies appropriate allocations to reduce those payments in order to estimate losses pertaining to measurement date loan receivables. Based on our payments analyses, we also ensure that expected future payments from an account do not exceed the measurement date balance.
The underlying assumptions, estimates and assessments discussed above that we use to provide for losses are updated periodically to reflect our view of current and forecasted conditions and are subject to the regulatory examination process, which can result in changes to our assumptions. Changes in such estimates can significantly affect the allowance and provision for credit losses. It is possible that we will experience credit losses that are different from our current estimates.
Fair Value Measurements
Assets measured at fair value on a recurring basis primarily consist of investments in debt securities. Liabilities at December 31, 2025 measured at fair value on a recurring basis were not material. Assets that are not measured at fair value every reporting period, but that are subject to fair value measurements in certain circumstances, primarily include business acquisitions and dispositions, acquired loans, loans that have been reduced to fair value when they are held for sale, equity method investments that are written down to fair value when they are impaired, as well as certain equity securities without readily determinable fair value that are measured based upon observable price changes. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.
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
New Accounting Standards
____________________________________________________________________________________________
See Note 2. Basis of Presentation and Summary of Significant Accounting Policies - New Accounting Standards, to our consolidated financial statements for additional information related to recent accounting pronouncements.

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
•Competition for partners, customers and the utilization of our products is intense.
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
•Our remote work arrangements may have an adverse impact on our business.
•We have international operations that subject us to various international risks as well as increased compliance and regulatory risks and costs.
Financial Risks
•Our allowance for credit losses may prove to be insufficient to cover losses on our loans.
•If assumptions or estimates we use in preparing our financial statements, including those related our allowance for credit losses, are incorrect or are required to change, our reported results of operations and financial condition may be adversely affected.

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
•Various risks related to the securitization of our loan receivables, including our ability to securitize our loan receivables on favorable terms or at all, the occurrence of an early amortization event, or lower payment rates on such receivables would have a material adverse effect on our business, liquidity, cost of funds and financial condition.
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

Risk Factors Relating to Our Business
____________________________________________________________________________________________
The following discussion of risk factors contains “forward-looking statements,” as discussed in “Cautionary Note Regarding Forward-Looking Statements.” These risk factors, along with the additional risk factors in “Regulation—Risk Factors Relating to Regulation” on page 97, may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) and the consolidated financial statements and related notes in “Consolidated Financial Statements and Supplementary Data” of this Form 10-K Report.
Our business routinely encounters and addresses risks, some of which will cause our future results to be different - sometimes materially different - than we anticipate. Discussion about important operational risks that our business encounters can be found in the business descriptions in “Our Business” and the MD&A section of this Form 10-K Report. The key categories of risks our business faces are macro-economic, strategic, operational (including technological risk (such as cybersecurity)), financial, legal and regulatory. Our reactions to material future developments as well as our competitors’ reactions to those developments will affect our future results.
Macroeconomic, Strategic and Operational Risks
Macroeconomic conditions could have a material adverse effect on our business, results of operations and financial condition.
Key macroeconomic conditions historically have affected our business, results of operations and financial condition and are likely to affect them in the future. Consumer confidence, affordability, inflation, unemployment, personal income, personal savings and access to other liquidity, housing prices and other economic indicators are among the factors that often impact consumer spending, payment behavior, and demand for credit. Poor economic conditions reduce the usage of our credit cards and other financing products and the average purchase amount of transactions on our credit cards and through our other products, which, in each case, reduces our interest and fee income. We rely primarily on interest and fees on our loan receivables to generate our net earnings. Our interest and fees on our loan receivables was $21.7 billion for the year ended December 31, 2025. Adverse, uncertain or volatile economic conditions also adversely affect the ability and willingness of customers to pay amounts owed to us, increasing delinquencies, bankruptcies, settlements, charge-offs and allowances for credit losses. For example, our over-30 day delinquency rate as a percentage of period-end loan receivables was 8.25% at December 31, 2009 during the financial crisis, compared to 4.49% at December 31, 2025, and our full-year net charge-off rate was 11.26% for the year ended December 31, 2009, compared to 5.65% for the year ended December 31, 2025. The assessment of our credit profile includes the evaluation of broader consumer and industry trends, such as payment behavior and overall indebtedness.
Economic growth in the United States can slow due to various factors, including low productivity, declining investments, limited access to credit, shrinking labor force, labor relations, concerns about the level of U.S. government debt, inflation, interest rates, tax rates, tariffs (including retaliatory tariffs in response to tariffs imposed by the United States), monetary and/or fiscal actions and economic and political conditions in the U.S. and global markets, including international trade relations. Additionally, there is uncertainty regarding how potential changes in U.S. executive, legislative and regulatory policies and priorities may impact the economy and as a result, the Company. A prolonged period of slow economic growth or a significant deterioration in economic conditions or broader consumer trends, including employment, wage growth, savings rates and consumer indebtedness, would likely affect consumer spending levels and the ability and willingness of customers to pay amounts owed to us, and could have a material adverse effect on our business, key credit trends, results of operations and financial condition. Further, while the effects of the COVID-19 pandemic have subsided, the impact of any future outbreaks, epidemics, pandemics or other public health or similar crises on our business remain uncertain and are difficult to predict.
Macroeconomic conditions may also cause net earnings to fluctuate and diverge from expectations of securities analysts and investors, who may have differing assumptions regarding the impact of these conditions on our business, and this may adversely impact our stock price.

In addition, governments may implement regulations or investors and other stakeholders may adopt new investment policies or otherwise impose new expectations regarding sustainability, social or other topics that cause significant shifts in commerce and consumption behaviors that may have negative impacts on our business and/or reputation.
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
Many of the program agreements we have in place with our large partners and national and regional retailer and manufacturer partners are for multi-year terms. These program agreements generally permit us or our partners to terminate the agreement prior to its scheduled termination date under certain circumstances. A partner may terminate an agreement for various reasons, including, in some cases, if we fail to meet certain service levels or change certain key cardholder terms or our credit criteria, we fail to achieve certain targets with respect to approvals of new customers as a result of changes in the credit criteria we use are not adequately capitalized, certain force majeure events or changes in our ownership occur, or a material adverse change in our financial condition or a significant change in law occurs and the parties cannot agree on program changes to mitigate the economic impact to the impacted party. A few programs with national and regional retailer and manufacturer partners also may be terminated at will by the partner on specified notice to us (e.g., several months). In addition, programs with manufacturers, buying groups and industry associations generally are made available to certain partners such as individual retail outlets, dealers and merchants under dealer agreements, which typically may be terminated at will by us or our partner on short notice (e.g., 15 days).
There is significant competition for our existing partners, and our failure to retain our existing larger partner relationships upon the expiration or our earlier loss of a relationship upon the exercise of a partner’s early termination rights, or the expiration or termination of a substantial number of smaller partner relationships, could have a material adverse effect on our results of operations (including growth rates) and financial condition to the extent we do not acquire new partners of similar size and profitability or otherwise grow our business. In addition, existing relationships may be renewed with less favorable terms to the Company in response to, among other things, increased competition for such relationships. The competition for new partners is also significant, and our failure to attract new partners could adversely affect our ability to grow.
A significant percentage of our interest and fees on loans comes from relationships with a small number of large retail partners, and the loss of any of these partners could adversely affect our business and results of operations.
Our five largest programs based upon interest and fees on loans for the year ended December 31, 2025 were Amazon, Lowe’s, PayPal, Sam’s Club and TJX Companies, Inc. These programs accounted in aggregate for 54% of our total interest and fees on loans for the year ended December 31, 2025, and 52% of loan receivables at December 31, 2025. Our programs with Lowe's, PayPal, which includes our Venmo program, and Sam's Club, each accounted for more than 10% of our total interest and fees on loans for the year ended December 31, 2025. See “Our Business—Our Sales Platforms.”
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
Our business is heavily concentrated in the U.S. consumer credit industry. As a result, we are more susceptible to fluctuations and risks particular to U.S. consumer credit than a more diversified company. Our business is particularly sensitive to macroeconomic conditions that affect the U.S. economy, consumer spending and consumer credit. For example, beginning in the second half of 2022 and through 2024, we experienced moderation in payment rates due to lower consumer savings and other factors. To the extent that payment rates continue to moderate, we could see a decline and/or volatility in purchase volume, as well as increases in our delinquencies, net charge-off rate and allowance for credit losses. The extent of the impacts on U.S. consumer credit from these and other macroeconomic conditions is currently uncertain and dependent on various factors and could have a material adverse effect on our business, results of operations and financial condition. Additionally, we have implemented and may in the future implement measures to tighten credit access in response to certain consumer and economic indicators which have impacted and may in the future impact our financial performance, such as purchase volume and new accounts.
In addition, we are more susceptible to the risks of increased U.S. federal, state and local regulations, as well as legal and other regulatory actions that are targeted at or affect consumer credit or the specific consumer credit products that we offer (including pricing on our credit products, our Payment Security program and promotional financing). For example, recent legislative and regulatory proposals have sought to limit pricing on consumer credit products. On March 5, 2024, the CFPB issued a final rule amending its regulations that implement the Truth in Lending Act to, among other things, lower the safe harbor dollar amount for credit card late fees from $30 to $8. Industry organizations challenged the final rule in court, and on April 15, 2025, the final rule was vacated. In anticipation that the final rule would become effective, we implemented a number of product, pricing and policy changes to adjust for the potential for a significant reduction in our late fee income. In 2025, we made minor modifications after discussions with our partners. These product, pricing and policy changes may subject us to a variety of risks, due to, among other things, shifts in partner and customer acceptance, as well as regulator scrutiny. In addition, our Health & Wellness platform is more susceptible to increased regulations and legal and other regulatory actions targeted at health and wellness related procedures or services, in contrast to other industries. Our business concentration in U.S. consumer credit and susceptibility to associated legislative and regulatory actions could have a material adverse effect on our results of operations.
Our results depend, to a significant extent, on the active and effective promotion and support of our products by our partners.
Our partners generally accept most major credit cards and various other forms of payment, and therefore our success depends on their active and effective promotion of our products to their customers. We depend on our partners to integrate the use of our credit products into their physical and digital point-of-sale systems, train their customer facing associates about our products, encourage their customers to apply for, and use, our products and otherwise effectively market our products through all physical and digital channels. In addition, although our programs with national and regional partners typically are exclusive with respect to the revolving credit products we offer at that partner, some programs and most Health & Wellness provider relationships are not exclusive to us, and therefore a partner may choose to promote a competitor’s financing over or alongside ours, depending upon cost, availability or attractiveness to consumers or other factors. Typically, we do not have, or utilize, any recourse against these non-exclusive partners when they do not prioritize the promotion of our products. Partners may also implement or fail to implement changes in their systems and technologies that may disrupt the integration between their systems and technologies and ours, which could disrupt or reduce the use of our products. The failure by our partners to effectively promote and support our products as well as changes they may make in their business models that negatively impact card usage could have a material adverse effect on our business and results of operations. In addition, if our partners engage in improper business practices, do not adhere to the terms of our program agreements or other contractual arrangements or standards, or otherwise diminish the value of our brand, we may suffer reputational damage and customers may be less likely to use our products, which could have a material adverse effect on our business and results of operations.

Our results are impacted, to a significant extent, by the financial performance of our partners.
Our ability to generate new loans and the interest and fees and other income associated with them is dependent upon sales of merchandise and services by our partners. Our partners have, and may in the future, experience events that adversely impact their financial performance, including overall macroeconomic conditions. The retail and health and wellness industries in which our partners operate are intensely competitive. Our partners compete with retailers and department stores in their own geographic areas, as well as direct to consumer and online or digital sales businesses. Our partners in the health and wellness industry compete with other health and wellness providers. Our partners’ sales may decrease or may not increase as we anticipate for various reasons, some of which are in the partners’ control and some of which are not. For example, partner sales may be adversely affected by macroeconomic conditions having a national, regional or more local effect on consumer spending; regulatory actions such as tariffs, as well as retaliatory tariffs in response to tariffs imposed by the United States; taxes that impact the cost of consumer goods; business conditions affecting the general retail environment, such as supply chain disruptions or the ability to maintain sufficient staffing levels, or a particular partner or industry; or catastrophes affecting broad or more discrete geographic areas. If our partners’ sales decline for any reason, it generally results in lower credit sales, and therefore lower loan volume and associated interest and fees and other income for us from their customers. In addition, if a partner closes some or all of its stores or locations, or becomes subject to a voluntary or involuntary bankruptcy proceeding (or if there is a perception that it may become subject to a bankruptcy proceeding), its customers who have used our financing products may have less incentive to pay their outstanding balances to us, which could result in higher charge-off rates than anticipated and our costs for servicing its customers’ accounts may increase. This risk is particularly acute with respect to our largest partners that account for a significant amount of our interest and fees on loans. See “—A significant percentage of our interest and fees on loans comes from relationships with a small number of partners, and the loss of any of these partners could adversely affect our business and results of operations.” Moreover, if the financial condition of a partner deteriorates significantly or a partner becomes subject to a bankruptcy proceeding, we may not be able to recover amounts due to us from the partner such as customer returns or customer payments made in partner stores. A decrease in sales by our partners for any reason or a bankruptcy proceeding involving any of them could have a material adverse impact on our business and results of operations.
Competition for partner relationships in the consumer finance industry is intense.
The success of our business depends on our ability to retain existing partners and attract new partners. The competition for partners is intense and highly competitive across our product set. Our primary competitors for partners include major financial institutions, such as American Express, Bread Financial, Capital One/Discover, JPMorgan Chase, Citibank, TD Bank and Wells Fargo, as well as, financial technology companies, point-of-sale lending focused companies, and potential partners’ own in-house financing capabilities. Some of our competitors are substantially larger than we are, which may give those competitors advantages, including a more diversified product and customer base, the ability to reach out to more customers and potential customers, operational efficiencies, more versatile technology platforms, broad-based local distribution capabilities and lower-cost funding. In addition, some of our competitors have been acquired, and others may in the future be acquired, by private-equity led consortia, which may expand the level of resources available to these competitors. We compete for partners on the basis of a number of factors, including financial and other terms, technological capabilities, underwriting capabilities, marketing expertise, service levels, product and service offerings (including incentive and loyalty programs), integration capabilities, brand and reputation. In addition, some of our competitors have a business model that allows for their partners to manage underwriting (e.g., new account approval), customer service and collections, and other core banking responsibilities that we retain but some partners may prefer to handle. As a result of competition, we may be unable to acquire new partners, lose existing relationships to competing companies or find it more costly to maintain our existing relationships.

In addition, new tech-enabled platforms have arisen to support our potential partners in scaling quickly. These include eCarts (e.g., Shopify and Magento), independent software vendors (e.g., ServiceTitan) and payment processors (e.g., Stripe and Adyen), as well as multi-source financing platforms, such as Versatile Credit which we acquired in October 2025. Building relationships with and integrating our offerings into these platforms is important to attract and retain certain types of new merchants (e.g., select larger, mid-size, and smaller digital and non-digital merchants or specialty merchants such as contractors). If our competitors secure and maintain advantaged positions with these platforms, we may be unable to drive growth with merchants that leverage these platforms. Further, technological advancements in ecommerce may impact our ability to maintain existing relationships and/or acquire new relationships. For example, agentic commerce, which utilizes artificial intelligence ("AI") shopping agents to act on behalf of consumers and businesses, is an emerging AI technology that has the ability to autonomously handle shopping tasks. AI shopping agents are designed to discern consumer intent and preferences, search and compare products, request financing options, compare rewards, and select what they perceive to be the optimal way for a consumer to purchase a product or service. If our competitors secure and maintain advantaged positions with these new agent-driven purchase paths, we may be unable to maintain our existing relationships or drive growth with consumers and merchants that leverage these capabilities.
If we are unable to compete effectively for partners our business and results of operations could be materially adversely affected.
Competitive dynamics in the consumer credit and payments industry may adversely impact our ability to attract and retain customers, and the utilization of our products.
Our success depends on our ability to attract and retain customers and generate ongoing usage of our products by them. As a form of payment, our products compete with cash, checks, debit cards, general purpose credit cards, various forms of consumer installment loans, other private label card brands and, to a certain extent, prepaid cards and all forms of electronic payments.
Additionally, emerging digital assets, such as stablecoins, may also grow to become an alternative form of payment tender that competes with our payment products. We compete for customers and their usage of our products, and to minimize transfers to competitors of our customers’ outstanding balances, based on a number of factors, including pricing (interest rates and fees), product offerings, credit limits, incentives (including loyalty programs) and customer service. Although we offer a variety of consumer credit products, some of our competitors provide a broader selection of services, including home and automobile loans and other consumer banking services, which may position them better among customers who prefer to use a single financial institution to meet all of their financial needs.
The consumer credit and payments industry is highly competitive and we may also face increased competition from current competitors or others who introduce or embrace disruptive technology that significantly changes the industry. In the future, we expect our products may face increased competitive pressure to the extent that our products are not accepted in, or compatible with, digital wallet technologies such as Apple Pay, Samsung Pay, Google Pay and other similar technologies. Companies that control access to consumer and merchant payment method choices at the point-of-sale or through digital wallets, commerce-related experiences, mobile applications or other technologies could choose not to accept, suppress use of, or degrade the experience of using our products. Such companies could also require payments from us to participate in such digital wallets, experiences or applications or negotiate incentives or pricing concessions, impacting our profitability on transactions. Additionally, AI shopping agents are transforming traditional ecommerce by augmenting human involvement in consumer purchases. In the future, shopping agents may autonomously manage the entire purchase on behalf of a consumer, including the selection of the method of payment used at the point of sale, which in turn could impact the utilization of our products.

Further, some of our competitors, including new and emerging competitors in the digital and mobile payments space, are not subject to the same regulatory requirements or legislative scrutiny to which we are subject. Non-bank providers of pay-over-time solutions, such as Affirm, Afterpay, Klarna and others, extend consumer credit-like offerings but do not face the same restrictions, such as capital requirements and other regulatory requirements, as banks, which also could place us at a competitive disadvantage. In addition, some larger technology focused companies, e.g., Apple and Google, and larger retailers offer financial products sometimes in collaboration with our competitors. Further, current and potential competitors may benefit from changes in the political and regulatory environment that reduce oversight and compliance obligations, as well as make it easier to obtain authorization to provide banking services and undertake significant transactions such as mergers and acquisitions. Customer attrition from any or all of our credit products or any lowering of the pricing of our products by reducing interest rates or fees in order to retain customers could reduce our revenues and, therefore, our earnings.
In our retail deposits business, we have acquisition and servicing capabilities similar to other direct banking competitors. We compete for deposits with traditional banks, including separately branded direct banking platforms of traditional banks and other banks that have direct banking models similar to ours, such as Ally Financial, American Express, Barclays, Capital One, CIT, Citi, E-Trade and Marcus by Goldman Sachs. Competition among direct banks is intense because online banking provides customers the ability to rapidly deposit and withdraw funds and open and close accounts in favor of products and services offered by competitors. New competitors, including non-bank alternatives, and technological advances seek to eliminate banks as intermediaries (i.e., disintermediation) which may result in the loss of deposits and customers, as well as a reduction in the demand for our products and services. In addition, we compete for deposits with other consumer cash alternatives such as government money market funds offered by brokerages. See “—Our inability to maintain or grow our deposits in the future could materially adversely affect our liquidity and ability to grow our business” for additional information regarding the risks associated with our deposit business.
If we are unable to compete effectively for deposits or customer usage of our credit product offerings our business and results of operations could be materially adversely affected.
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
We have executed and may in the future execute strategic acquisitions, dispositions, partnerships or initiatives or make other strategic investments in businesses, products, technologies or platforms to enhance or grow our business from time to time. For example, we completed our acquisition of Versatile Credit in October 2025. These acquisitions, dispositions and strategic investments may divert management's time and resources, and introduce new costs, operational complexities or liabilities, including as a result of any transition arrangements and integration activities, which could impact our ability to grow or maintain acceptable performance.
We may be unable to integrate systems, personnel or technologies from our acquisitions and strategic investments. These acquisitions, dispositions and strategic investments may also present unforeseen legal, regulatory or other challenges that we may not be able to manage effectively.
New partnerships, acquisitions, dispositions, strategic investments and strategic initiatives may not perform as expected due to lack of acceptance by stakeholders, including partners, customers or employees, higher than forecasted costs or losses, lengthy transition periods, difficulties retaining key personnel, synergies or savings not being realized and a variety of other factors. This may result in a delay or unrealized benefit, or in some cases, increased costs or other unforeseen risks to our business.
Cyber-attacks or other security breaches could have a material adverse effect on our business.
In the normal course of business, we collect, process and retain sensitive and confidential information regarding our partners and our customers. We also have arrangements in place with our partners and other third parties through which we share and receive information about their customers who are or may become our customers. Although we devote significant resources and management focus to maintaining the integrity of our systems and strength of our processes through information security and business continuity programs, our facilities and systems, and those of our partners and third-party service providers, are nonetheless vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, or other similar events. Security incidents or breaches have from time to time occurred and we and our partners and third-party service providers have experienced these events in the past and will likely continue to experience them in the future. These events could interrupt our business operations or result in significant legal and financial exposure, supervisory actions (including enforcement and financial penalties), damage to our reputation and our relationships with our partners and customers, or a loss of confidence in the security of our systems, products, and services. Additionally, while we maintain insurance coverage, such insurance coverage may not be sufficient to cover all losses or offset the impact of such events.
Information security risks for large financial institutions like us have increased recently in part because of the rise of new or expanded technologies such as generative artificial intelligence, the expanded use of the internet and telecommunications technologies (including mobile and cloud technologies) to conduct financial and other business transactions, increased remote working dynamics, and the increased sophistication and activities of organized crime, nation-state actors, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions that are designed to disrupt key business services, such as consumer-facing web sites, via increasing use of ransomware technologies. Our business performance and marketing efforts may increase our profile and therefore our risk of being targeted for cyber-attacks and other security breaches, including attacks targeting our key business services, websites, executives, and partners. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. We employ detection, prevention and response mechanisms designed to identify, prevent, contain and mitigate security incidents, but these mechanisms may not be sufficient and early detection may be thwarted by sophisticated attacks and malware designed to avoid detection (e.g., use of generative artificial intelligence technologies) and the extent to which preventative measures may be effective may likewise be dependent on the sophistication and complexity of such attacks.

We also face risks related to cyber-attacks and other security breaches in connection with credit card and deposit transactions that typically involve the transmission of sensitive information regarding our customers through various third-parties, including our partners, retailers that are not our partners where our Dual Cards and general purpose co-branded credit cards are used, merchant acquiring banks, payment processors, card networks (e.g., Visa and MasterCard) and our processors (e.g., Fiserv). Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments such as the point-of-sale that we neither control nor have the ability to secure, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of our own, and in some cases, we may have exposure and suffer losses for breaches or attacks relating to them. We also rely on a number of other third-party service providers to conduct other aspects of our business operations on our behalf and face similar risks relating to them. There is heightened scrutiny from regulators on the degree of potential risk to financial institutions and their operations resulting from the engagement of third parties and how information security and resiliency risks are effectively managed, including cascading effects from the continued concentration of certain capabilities provided by a decreasing number of third parties. While we regularly conduct security assessments of critical third-party service providers using a risk based methodology, their information security protocols may not be sufficient enough to withstand all forms of cyber-attacks or other security breaches.
The access by unauthorized persons to, or the improper disclosure by us of, confidential information regarding our customers or our own proprietary information, software, methodologies and business secrets could interrupt our business operations or result in significant legal and financial exposure, regulatory actions (including enforcement and financial penalties), damage to our reputation or a loss of confidence in the security of our systems, products and services, all of which could have a material adverse impact on our business, financial condition and results of operations. In addition, there have been a number of well-publicized cyber-attacks or breaches directed at others in our industry that have heightened concern by consumers generally about the security of using credit cards, which have caused some consumers, including our customers, to use our credit cards less in favor of alternative methods of payment perceived to be more secure, and has led to increased regulatory focus on, and new regulations relating to, these matters. Further cyber-attacks or other breaches in the future, whether affecting us or others, could intensify consumer concern and regulatory focus and result in reduced use of our cards or other products and increased costs arising from, among other things new regulatory requirements relating to data security, all of which could have a material adverse effect on our business.
Fraudulent activity associated with our products and services could negatively impact our operating results, brand and reputation and cause the use of our products and services to decrease and our fraud losses to increase.
We are subject to the risk of fraudulent activity associated with partners, customers and third parties handling customer information. Our lending products are susceptible to application fraud because, among other things, we provide immediate access to the credit line at the time of approval. In addition, sales on the internet and through mobile channels are becoming a larger part of our business and pose a greater fraudulent threat than sales made in stores. Dual Cards, general purpose, general purpose co-branded credit cards and private label credit cards are susceptible to different types of fraud, and, depending on our product channel mix, we may continue to experience variations in, or levels of, fraud-related expense that are different from or higher than that experienced by some of our competitors or the industry generally. We have experienced, and may in the future experience, higher incidence of fraudulent activity in connection with new product and program launches, merchant onboarding and changes implemented by partners to their point of sale and websites. Our funding products are susceptible to different types of fraud, including transactional fraud given the size of deposit balances.
The risk of fraud continues to increase for the financial services industry in general, and credit card fraud, identity theft and related crimes are currently prevalent and are likely to become more prevalent as perpetrators grow more sophisticated. Additionally, the growing sophistication of artificial intelligence technologies, such as generative artificial intelligence, may increase our susceptibility to fraud. For example, perpetrators of fraud may use artificial intelligence to create convincing false identities and fictitious documents that are difficult to detect. Our resources, technologies and fraud prevention tools may be insufficient to accurately detect and prevent all of the various forms and instances of fraud. High profile fraudulent activity also could negatively impact our brand and reputation, which could negatively impact the use of our cards and thereby have a material adverse effect on our results of operations. In addition, significant increases in fraudulent activity could lead to regulatory intervention (such as increased customer notification requirements), which could increase our costs and negatively impact our operating results, brand and reputation and could lead us to take additional steps to reduce fraud risk, which could increase our costs.

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
Our ability to deliver products and services to our partners and our customers, service our loans and otherwise operate our business and comply with applicable laws depends in large part on the efficient and uninterrupted operation of our computer systems, on premises data centers and cloud-based capabilities, as well as those of our partners and third-party service providers. Service interruptions in certain of these environments may be encountered at any time due to system or software failure resulting from events such as extreme weather conditions, natural disasters, cyber-attacks or other events. In addition, climate change may exacerbate certain of these threats, including the frequency and severity of weather-related events and other natural disasters. The implementation of technology changes and upgrades to maintain current and integrate new systems, such as our efforts to migrate certain operations to third-party cloud infrastructure platforms, may expose us to increasing risk of service interruptions, transaction processing errors and system conversion delays, including as a result of cyber or information security incidents, and may cause our failure to comply with applicable laws, all of which could have a material adverse effect on our business.
We expect that new technologies and business processes applicable to the consumer credit industry will continue to emerge, and these new technologies and business processes may be better than those we currently use. The pace of technology change is rapid and our industry is intensely competitive. We may not be able to deploy new technologies in a timely manner, including emerging technologies such as generative artificial intelligence and blockchain, where their adoption is rapidly accelerating, as critical systems and applications become obsolete and better ones become available or implement adequate controls to manage the risks associated with these technologies. Additionally, our competitors may successfully adopt or innovate new technologies or new uses of existing technology before we do, which could leave us at a competitive disadvantage. A failure to maintain current technology and business processes or effectively implement and maintain new technologies and business processes could cause disruptions in our operations or cause our products and services to be less competitive, all of which could have a material adverse effect on our business, financial condition and results of operations.
Our remote work arrangements may have an adverse impact on our business.
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
U.S. regulations also govern various aspects of the international activities of domestic corporations and increase our compliance and regulatory risks and costs. Further, future U.S. legislative or regulatory actions may impose heightened requirements or restrictions on our international operations and, in turn, subject us to additional compliance and regulatory risks, as well as increased costs. Any failure on our part or the part of our service providers to comply with applicable U.S. regulations, as well as the regulations in the countries and markets in which we or they operate, could result in fines, penalties, injunctions or other similar restrictions, any of which could have a material adverse effect on our business, results of operations and financial condition.
Financial Risks
Our allowance for credit losses may prove to be insufficient to cover losses on our loans.
We maintain an allowance for credit losses in accordance with U.S. GAAP, known as CECL, to provide for expected credit losses for the life of our loan portfolio, including acquired loan portfolios. Upon origination of a loan portfolio, the estimate of expected credit losses, and any subsequent changes to such estimate, are recorded through Provision for credit losses in our Consolidated Statements of Earnings.
The process for establishing an allowance for credit losses is critical to our results of operations and financial condition, and requires sophisticated models and judgments, including forecasts of economic conditions. CECL requires us to estimate expected credit losses over the life of the loan based on historical experience, current conditions and reasonable and supportable forecasts. We may underestimate our expected losses and fail to maintain an allowance for credit losses sufficient to account for these losses. In addition, we may require an increase in the allowance for credit losses and/or recognize further losses due to changes in current and/or expected economic conditions affecting borrowers, new information regarding our loans and other factors, both within and outside of our control, as well as if our loans do not perform as anticipated. In addition, growth in our loan portfolio generally would also lead to an increase in the allowance for credit losses.
We continue to periodically review and enhance our current methodology, models and the underlying assumptions, estimates and assessments we use to establish our allowance for credit losses to reflect our view of current conditions and reasonable and supportable forecasts. Moreover, our regulators, as part of their supervisory function, periodically review our methodology, models and the underlying assumptions, estimates and assessments we use for calculating, and the adequacy of our allowance for credit losses, and based on their judgment, may conclude that we should modify our current methodology, models or the underlying assumptions, estimates and assessments, increase our allowance for credit losses and/or recognize further losses. We will implement further enhancements or changes to our methodology, models and the underlying assumptions, estimates and assessments, as needed.

Our allowance for credit losses may not be sufficient to cover actual losses. Future increases in the allowance for credit losses or actual losses (as a result of any review, update, regulatory guidance or otherwise) will result in a decrease in net earnings and capital and could have a material adverse effect on our business, results of operations and financial condition.
If assumptions or estimates we use in preparing our financial statements, including those related to our allowance for credit losses, are incorrect or are required to change, our reported results of operations and financial condition may be adversely affected.
We are required to make various assumptions and estimates in preparing our financial statements under U.S. GAAP, including for purposes of determining our allowance for credit losses and for fair value measurements, as well as other areas such as reserves related to litigation and other contingencies, valuation allowances on deferred income tax assets and determining liabilities for income taxes. Our most critical estimate used in preparing our financial statements is the determination of our allowance for credit losses, discussed in the preceding risk factor, which was $10.4 billion at December 31, 2025. Fair value measurements utilized in preparing our financial statements include business acquisitions and dispositions, as well as other areas such as determining the fair value of debt securities and asset impairment evaluations. In addition, significant assumptions and estimates are involved in determining certain disclosures required under U.S. GAAP, including those involving the fair value of our financial assets and financial liabilities carried at other than fair value in our Consolidated Statement of Financial Position. If the assumptions or estimates underlying our financial statements are incorrect or are required to change, the actual amounts realized on transactions and balances subject to those estimates will be different, and this could have a material adverse effect on our results of operations and financial condition.
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

In addition, at December 31, 2025, we had an aggregate of $2.1 billion of undrawn credit facilities, subject to customary borrowing conditions, from private lenders under our securitization programs. Our ability to draw on such commitments is subject to the satisfaction of certain conditions, including the applicable securitization trust having sufficient collateral to support the draw and the absence of an early amortization event. Moreover, there are regulatory reforms that have been proposed in the United States and adopted internationally, generally referred to as “Basel III,” that may result in increased costs to the banks providing undrawn committed capacity under our securitization programs; costs these banks would likely pass on to us. In addition, in response to Basel III, some banks in the market (including certain of the private lenders in our securitization programs) have added provisions to their credit agreements permitting them to delay disbursement of funding requests for 30 days or more. If our bank lenders require delayed disbursements of funding and/or higher pricing for committing undrawn capacity to us, our cost of funding and access to liquidity could be adversely affected.
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
Our success depends on our ability to manage our credit risk while attracting new customers with profitable usage patterns. We select our customers, manage their accounts and establish terms and credit limits using proprietary scoring models, data and other analytical techniques that are designed to set terms and credit limits to appropriately compensate us for the credit risk we accept, while encouraging customers to use their available credit. The models and approaches we use to manage our credit risk may not accurately predict future behaviors, including usage, payments and charge-offs for various reasons discussed in the preceding risk factors.
Our ability to manage credit risk and avoid high charge-off rates also may be adversely affected by economic conditions that may be difficult to predict, such as a recession. The assessment of our credit profile includes the evaluation of portfolio mix, account maturation, as well as broader consumer and industry trends, such as payment behavior and overall indebtedness. See “Management's Discussion and Analysis—Results of Operations—Business Trends and Conditions” for further discussion of our expectations of future credit trends in the near term. Credit trends may deteriorate materially from our expectations if economic conditions were to deteriorate beyond what we currently expect.
In addition, we remain subject to conditions in the consumer credit environment. Our credit underwriting and risk management strategies are used to manage our credit exposures; however, such strategies may not enable us to avoid high charge-off levels or delinquencies, and our allowance for credit losses may not be sufficient to cover actual losses.

A customer’s ability to repay us can be negatively impacted by increases in their payment obligations to other lenders under mortgage, credit card and other loans (including student and auto loans). These changes can result from increases in base lending rates, structured increases in payment obligations, or the resumption of payments post deferral, and could reduce the ability of our customers to meet their payment obligations to other lenders and to us. Further, the increasing utilization of pay-over-time solutions offered by non-bank providers, such as Affirm, Afterpay and Klarna, may increase consumer default rates and reduce our customers' ability to repay us and other lenders. In addition, a customer’s ability to repay us can be negatively impacted by the restricted availability of credit to consumers generally, including reduced and closed lines of credit. Customers with insufficient cash flow to fund daily living expenses and lack of access to other sources of credit may be more likely to increase their card usage and ultimately default on their payment obligations to us, resulting in higher credit losses in our portfolio. Our collection operations may not compete effectively to secure more of customers’ diminished cash flow as compared to our competitors. We may not identify customers who are likely to default on their payment obligations to us and therefore may not reduce our exposure by closing credit lines and restricting authorizations quickly enough, which could have a material adverse effect on our business, results of operations and financial condition. In addition, our collection strategy depends in part on the sale of debt to third-party buyers. Regulatory or other factors may adversely affect the pricing of our debt sales or the performance of our third-party buyers, which may result in higher net credit losses in our portfolio. At December 31, 2025, 26% of our loan receivables were from customers with a VantageScore credit score of 650 or less (excluding unrated accounts), who typically have higher delinquency and credit losses than customers with higher credit scores.
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
We obtain deposits directly from retail and commercial customers or through brokerage firms that offer our deposit products to their customers. At December 31, 2025, we had $75.2 billion in direct deposits and $5.9 billion in deposits originated through third-party firms (including network deposit sweeps procured through a program arranger who channels account deposits to us). A key part of our liquidity plan and funding strategy is to continue to fund our growth through direct deposits.
The deposit business is highly competitive, with intense competition in attracting and retaining deposits. We compete on the basis of the rates we pay on deposits, the features and benefits of our products, the quality of our customer service and the competitiveness of our digital banking capabilities. Our ability to originate and maintain retail deposits is also highly dependent on the products we offer, the strength of the Bank and the perceptions of consumers and others of our business practices and our financial health. Adverse perceptions regarding our reputation could lead to difficulties in attracting and retaining deposits accounts. Negative public opinion could result from, among other things, actual or alleged conduct in a number of areas, including lending practices, the composition of our deposit base, regulatory compliance, inadequate protection of customer information or sales and marketing activities, and from actions taken by regulators or others in response to such conduct.
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
Since 2022, we have partnered with PayPal Holdings Inc. to offer demand savings accounts exclusively to PayPal customers. This is, and other future affiliate banking products could become, an important source of funding and liquidity to the Bank. To the extent such partnerships are dissolved, the Bank may need to find suitable replacement sources of that funding and liquidity at potentially higher costs.

The FDIA prohibits an insured bank from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is “well capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. A bank that is “adequately capitalized” and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions under the FDIA on a bank that is “well capitalized” and at December 31, 2025, the Bank met or exceeded all applicable requirements to be deemed “well capitalized” for purposes of the FDIA. However, the Bank may not be able to continue to meet those requirements. Limitations on the Bank’s ability to accept brokered deposits for any reason (including regulatory limitations on the amount of brokered deposits in total or as a percentage of total assets) in the future could materially adversely impact our funding costs and liquidity. Any limitation on the interest rates the Bank can pay on deposits could competitively disadvantage us in attracting and retaining deposits and have a material adverse effect on our business.
Changes in market interest rates could have a material adverse effect on our net earnings, funding and liquidity.
Changes in market interest rates cause our net interest income to increase or decrease, as certain of our assets and liabilities carry interest rates that fluctuate with market benchmarks. At December 31, 2025, 53% of our loan receivables were priced at a fixed interest rate to the customer, with the remaining 47% at a floating interest rate. We fund our assets with a combination of fixed rate and floating rate funding sources that include deposits, asset-backed securities and unsecured debt. The interest rate benchmark for our floating rate assets and the interest rate benchmark for our floating rate liabilities could reset at different times or could diverge, leading to mismatches in the interest rates on our floating rate assets and floating rate liabilities.
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
Synchrony's senior unsecured debt currently is rated BBB (stable outlook) by Fitch Ratings, Inc. (“Fitch”) and BBB- (stable outlook) by Standard & Poor’s (“S&P”). The Bank’s senior unsecured debt currently is rated BBB (stable outlook) by both Fitch and by S&P. Although we have not requested that Moody’s Investor Services, Inc. (“Moody’s”) provide a rating for our senior unsecured debt, we believe that if Moody’s were to issue a rating on our unsecured debt, its rating may be lower than the comparable ratings issued by Fitch and S&P. The ratings for our unsecured debt are based on a number of factors, including our financial strength, as well as factors that may not be within our control, such as macroeconomic conditions and the rating agencies’ perception of the industries in which we operate and the products we offer. The ratings of our asset-backed securities are, and will continue to be, based on a number of factors, including the quality of the underlying loan receivables and the credit enhancement structure with respect to each series of asset-backed securities, as well as our credit rating as sponsor and servicer of our publicly registered securitization trust. These ratings also reflect the various methodologies and assumptions used by the rating agencies, which are subject to change and could adversely affect our ratings. The rating agencies regularly evaluate our credit ratings as well as the credit ratings of our asset-backed securities. A downgrade in our unsecured debt or asset-backed securities credit ratings (or investor concerns that a downgrade may occur) could materially increase the cost of our funding from, and restrict our access to, the capital markets.
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
We employ comprehensive models across critical business functions, including credit acquisition and underwriting, account management and customer segmentation, fraud detection and prevention, reserve estimation and loss forecasting, liquidity management, capital planning (including stress testing) and regulatory compliance which play a vital role in our risk management framework and strategic decision-making processes. The models may prove in practice to be less predictive than we expect for a variety of reasons, including as a result of errors in constructing, interpreting or using the models or the use of inaccurate assumptions (including failures to update assumptions appropriately or in a timely manner). Our assumptions may be inaccurate for many reasons including that they often involve matters that are inherently difficult to predict and are beyond our control (e.g., macroeconomic conditions and their impact on partner and customer behaviors) and they often involve complex interactions between a number of dependent and independent variables, factors and other assumptions. The errors or inaccuracies in our models may be material, and could lead us to make wrong or sub-optimal decisions in managing our business and/or provide inaccurate or misleading information to the public or our regulators, and this could have a material adverse effect on our business, results of operations and financial condition.
Our inability to securitize our loan receivables would have a material adverse effect on our business, liquidity, cost of funds and financial condition.
We use the securitization of loan receivables, which involves the transfer of loan receivables to a trust and the issuance by the trust of asset-backed securities to third-party investors, as a significant source of funding. Our average level of securitized financings from third parties was $8.0 billion and $7.7 billion for the years ended December 31, 2025 and 2024, respectively. For a discussion of our securitization activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funding, Liquidity and Capital Resources—Funding Sources—Securitized Financings” and Note 6. Variable Interest Entities to our consolidated financial statements.

The securitization market for credit cards may experience future disruptions. The extent to which we securitize our loan receivables in the future will depend in part upon the conditions in the securities markets in general and the credit card asset-backed securities market in particular, the availability of loan receivables for securitization, the overall credit quality of our loan receivables and the conformity of the loan receivables and our securitization program to rating agency requirements, the costs of securitizing our loan receivables, and the legal, regulatory, accounting and tax requirements governing securitization transactions. In the event we are unable to refinance existing asset-backed securities with new or other existing asset-backed securities, we would be required to rely on other sources of funding, which may not be available or may only be available at higher cost. Further, in the event we are unable to refinance existing asset-backed securities from our nonbank subsidiary securitization trust with new or other existing securities from the same trust, there are structural and regulatory constraints on our ability to refinance these asset-backed securities with Bank deposits or other funding at the Bank, and therefore we would be required to rely on sources outside of the Bank, which may not be available or may be available only at higher cost. A prolonged inability to securitize our loan receivables on favorable terms, or at all, or to refinance our asset-backed securities would have a material adverse effect on our business, liquidity, cost of funds and financial condition.
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
Most of our program agreements with larger retailers and certain other program agreements contain retailer share arrangements that provide for payments to our partners if the economic performance of the relevant program exceeds a contractually defined threshold. Although the share arrangements vary by partner, these arrangements are generally structured to measure the economic performance of the program, based typically on agreed upon program revenues (including interest income and certain other income) less agreed upon program expenses (including interest expense, provision for credit losses, retailer payments and operating expenses), and share portions of the resulting amount above a negotiated threshold. These arrangements are typically designed to permit us to achieve an economic return before we are required to make payments to our partners based on the agreed contractually defined threshold. However, because the threshold and the economic performance of a program that are used to calculate payments to our partners may be based on, among other things, agreed upon measures of program expenses rather than our actual expenses, we may not be able to pass on increases in our actual expenses (such as funding costs, higher provision for credit losses or operating expenses) in the form of reduced payments under our retailer share arrangements, and our economic return on a program could be adversely affected. While most of our agreements contain retailer share arrangements, in some cases, where we instead provide other economic benefits to our partners such as royalties on purchase volume or payments for new accounts (for example, on our co-branded credit cards), our ability to offset increases in our costs is limited.
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
Additionally, in November 2025, Visa and Mastercard announced a proposed settlement to resolve a long-standing class action antitrust lawsuit. The proposed settlement, which is subject to approval by the U.S. District Court for the Eastern District of New York and applicable to U.S. Visa and Mastercard credit cards, will among other items, categorize the credit cards into three distinct categories: commercial, premium consumer and standard consumer; reduce the U.S. combined average effective credit card interchange rate by 10 basis points for five years; cap posted U.S. credit card interchange rates at the March 2025 levels for five years; institute a 125 basis points cap on interchange rates for standard consumer credit cards through the term of the settlement agreement; and permit merchants to (i) choose whether or not to accept premium consumer, standard consumer, and/or commercial credit cards, as well as choose which digital wallets to accept, and (ii) impose a surcharge of up to three percent at the brand (e.g., Visa or Mastercard) or product (e.g., Visa Signature) level.

Beyond pursuing litigation, legislation and regulation, merchants are also pursuing alternate payment platforms as a means to lower payment processing costs. To the extent interchange fees are reduced, one of our current competitive advantages with our partners—that we typically do not charge interchange fees when our private label credit card products are used to purchase our partners’ goods and services—may be reduced. Additionally, our business and results of operations may be adversely impacted if merchants determine not to accept certain of our credit card products, including products contained in digital wallets. Moreover, to the extent interchange fees are reduced, our income from those fees will be lower. We received $1.1 billion of interchange fees for the year ended December 31, 2025. As a result, a reduction in interchange fees could have a material adverse effect on our business and results of operations. In addition, for our Dual Cards and general purpose co-branded credit cards, we are subject to the operating regulations and procedures set forth by the interchange network, and our failure to comply with these operating regulations, which may change from time to time, could subject us to various penalties or fees, or the termination of our license to use the interchange network, all of which could have a material adverse effect on our business and results of operations.
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
In the normal course of business, from time to time, we have been named as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with our business activities. Certain of the legal actions include claims for substantial compensatory and/or punitive damages, or claims for indeterminate amounts of damages. In addition, while historically the arbitration provision in our customer agreements generally has limited our exposure to consumer class action litigation, we may not be successful in enforcing our arbitration clause in the future. There may also be legislative or other efforts to directly or indirectly prohibit the use of pre-dispute arbitration clauses, or we may be compelled as a result of competitive pressure or reputational concerns to voluntarily eliminate pre-dispute arbitration clauses. If the arbitration provision is not enforceable or is eliminated (for whatever reason), our exposure to class action litigation could increase significantly. Even if our arbitration clause remains enforceable, we may be subject to mass arbitrations in which large groups of consumers bring arbitrations against the Company simultaneously. These mass arbitrations may, among other risks, require the Company to bear the cost of potentially exorbitant filing fees.
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
Maintaining a positive reputation is critical to our attracting and retaining customers, partners, investors, directors and employees. In particular, adverse perceptions regarding our reputation could also make it more difficult for us to attract and retain customers, partners, investors, directors and employees, as well as promote and increase the utilization of our credit products and execute on our strategy of increasing retail deposits at the Bank, which may lead to decreases in deposits. Harm to our reputation can arise from many sources, including from misconduct, or perceived misconduct of our directors, employees, partners, outsourced service providers or other counterparties, litigation or regulatory actions, failure by us or our partners to meet minimum standards of service and quality, inadequate protection of customer information, compliance failures and any action or inaction taken by the Company that does not align with stockholder preferences. Negative publicity regarding us (or others engaged in a similar business or activities), whether or not accurate, may damage our reputation, which could have a material adverse effect on our business, results of operations and financial condition.

Our risk management processes and procedures may not be effective in mitigating our risks.
We are subject to various risk, including credit risk, market risk, liquidity risk, operational risk, compliance risk, legal risk, strategic risk, and reputational risk. See “Our Business—Credit Risk Management” and “Risks—Risk Management” for additional information on the types of risks affecting our business. We seek to monitor and control our risk exposure through a framework, which may be inadequate, that includes our Risk Appetite Statement (RAS), Enterprise Risk Assessment and Risk Aggregation Reporting (ERA/RAR) process, risk policies, procedures and controls, reporting requirements, and corporate culture and values in conjunction with the risk management accountability incorporated into our integrated Risk Management Framework, which includes our governance structure and three distinct Lines of Defense. If our Risk Management Framework does not effectively identify and control our risks, we could suffer unexpected losses or be adversely affected, and that could have a material adverse effect on our business, results of operations, and financial condition. Management of our risks in some cases depends upon the use of analytical and/or forecasting models. If the models that we use to manage these risks are ineffective at predicting future losses or are otherwise inadequate, we may incur unexpected losses or otherwise be adversely affected. In addition, the information we use in managing our credit and other risk may be inaccurate or incomplete as a result of error or fraud, both of which may be difficult to detect and avoid. There may also be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated including when processes are changed or new products and services are introduced.
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
We operate in multiple jurisdictions and we are subject to tax laws and regulations of the U.S. federal, state and local governments, and of various foreign jurisdictions. From time to time legislative initiatives may be proposed, which may impact our effective tax rate and could adversely affect our deferred tax assets, tax positions and/or our tax liabilities, if enacted. In addition, U.S. federal, state and local, as well as foreign, tax laws and regulations are extremely complex and subject to varying interpretations. Any of our historical tax positions could be challenged by relevant tax authorities and we may not be successful in defending our positions in connection with any such challenge.
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
As described in greater detail below under “—Risk Management Roles and Responsibilities,” we manage enterprise risk using an integrated framework that includes board-level oversight, administration by a group of cross-functional management committees and day-to-day implementation by a dedicated risk management team led by the Chief Risk Officer (“CRO”), a role currently held by our Chief Risk and Legal Officer. We also utilize the “Three Lines of Defense” risk management model to demonstrate and structure the roles, responsibilities and accountabilities in the organization for taking and managing risk. The Risk Committee of the Board of Directors has responsibility for the oversight of the risk management program, and four other board committees have other oversight roles with respect to risk management. Several management committees and subcommittees have important roles and responsibilities in administering the risk management program, including the Enterprise Risk Management Committee (the “ERMC”), the Management Committee (the “MC”), the Asset and Liability Management Committee (the “ALCO”) and the Capital Management Committee (the “CMC”). This committee-focused governance structure provides a forum through which risk expertise is applied cross-functionally to all major decisions, including development of policies, processes and controls used by the CRO and risk management team to execute the risk management philosophy.
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
Market Risk
Market risk refers to the risk that changes in market prices, rates, indices, correlations, or other market factors will result in losses for a position or portfolio. The principal market risk exposures arise from volatility in interest rates and their impact on economic value and earnings. Market risk is managed by the ALCO, and is subject to policy and risk appetite limits on sensitivity of both earnings at risk and the economic value of equity. Market risk metrics are reviewed by ALCO monthly, the Risk Committee on a quarterly basis and the Board of Directors as required.

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
Operational Risk
Operational risk is the risk of direct or indirect loss arising from inadequate or failed internal processes, people, and systems, or from external events (such as natural disasters or cyber-attacks), and includes any of those risks as they relate directly to us and our subsidiaries, as well as to third parties with whom we contract or otherwise do business. Operational risk also includes model risk relating to various financial and other models used by us and our subsidiaries, including the Bank, and is subject to a formal governance process.
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
Management Committee
The MC is under the oversight of the Board of Directors and is comprised of our senior executives and chaired by our CEO. The MC has responsibility for reviewing and approving lending and investment activities of the Company, such as equity investments, acquisitions, dispositions, joint ventures, portfolio deals and investment issues regarding the Company. It is also responsible for overseeing the Company’s approach to managing its investments, reviewing and approving the Company’s annual strategic plan, and overseeing activities administered by its Credit, Data Protection, Information Technology, NPI, Investment Review and Pricing sub-committees. The MC also reviews management reports provided on a periodic basis, or as requested, in order to monitor evolving issues, effectiveness of risk mitigation activities and performance against strategic plans. The MC may make decisions only within the authority that is granted to it by the Board of Directors and must escalate any investment or other proposals outside of its authority to the Board of Directors for final decision.

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

Cybersecurity
____________________________________________________________________________________________
Risk Management and Strategy
Our information security program includes administrative, technical and physical safeguards and is designed to provide an appropriate level of protection to maintain the confidentiality, integrity and availability of our Company’s, our partners' and our customers’ information, as well as our information systems. This includes protecting against known and evolving threats to the security of customer records and information, and against unauthorized or unintended access, compromise, disruption, loss or destruction of our Company's, our partners' and our customers' records or information and of our information systems.
We have layers of protective controls embedded throughout our technology environment designed to create a solid security shield between actual or potential threats and our assets. Further, our information security program is designed to adapt to an evolving landscape of emerging and available technology and related threats, such as artificial intelligence ("AI"). Through the evaluation of data gathered from external sources about emerging threats and incidents, assessments of internal incidents and strategic technology investments, security controls are adjusted on an as needed basis.
Key components of our information security program, include:
•Application, Infrastructure, Hardware and Software Security: We have a comprehensive set of controls and requirements designed to protect our data, applications, infrastructure, hardware and software. We have also developed and implemented capabilities to identify, analyze and remediate threats and vulnerabilities. throughout our technology environment.
•Identity and Access Management: We maintain identity and access management controls to reduce the risk of unauthorized or unintended access to critical systems and sensitive information.
•Information Security Incident Response: We have a systematic, coordinated and cross-functional approach to analyze, investigate, contain and resolve information security incidents.
•Business Continuity and Recovery: We employ business continuity, backup and disaster recovery procedures for all the systems that are used for storing, processing and transferring customer information, and we periodically test and validate our disaster recovery plans to assess our resilience capabilities.
•Supplier Risk Management: Our comprehensive supplier risk management program includes an information security assessment component designed to provide oversight of third parties who store, process or have access to sensitive data, and we require similar levels of protection from third-party service providers as are required for the Company. We maintain supplier risk assessment processes to identify risks associated with third-party service providers and have implemented cybersecurity incident and data breach response requirements for critical supplier relationships.
•Monitoring and Testing: We test the effectiveness of our controls and data protection processes through internal and independent external audits and assessments, including regular penetration tests, application code reviews, vulnerability scans, disaster recovery tests and cyber exercises to simulate hacker attacks.
•Training and Education: Our information security program is supported by regular training of information security employees and awareness training and activities for executives, directors, and employees companywide through which we communicate our information security policies, standards, processes and practices. Training topics include social engineering (such as phishing), AI, including AI-related threats, and outbound data sharing. We routinely review and update our training programs in an effort to align with the evolving information security risk landscape.
We maintain insurance coverage that, subject to applicable terms and conditions, may cover certain aspects of cybersecurity and information risks. However, the liabilities or losses we may incur may not be covered under such policies and the amount of insurance may not be adequate.

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
Cybersecurity threats, including as a result of previous cybersecurity incidents, have not materially affected the Company during the past three fiscal years. While we are not currently aware of any cybersecurity threats that are reasonably likely to materially affect the Company, we could be materially affected by such threats in the future. For additional information on our risks related to cybersecurity, see “Risk Factors Relating to Our Business—Cyber-attacks or other security breaches could have a material adverse effect on our business.”
Governance
Our Board's fully independent Risk Committee has primary oversight of the Company's cybersecurity risk. Cybersecurity risk is a component of operational risk within our enterprise risk management framework. For a detailed description of our enterprise risk management framework, including its governance and processes, see “Risks—Risk Management.”
We also have several management subcommittees, which ultimately report to our Board, that play key roles in the oversight of cybersecurity risk. Areas of oversight include: (i) risks associated with our information technology related processes, systems and activities; (ii) activities and capabilities designed to mitigate data protection-related risk; (iii) our operational resilience priorities, strategies and capabilities; and (iv) risks related to the use of generative AI. Our information security team, led by our Chief Information Security Officer ("CISO"), in collaboration with our Risk Committee and our executive leadership team, closely monitors our information security program, including our strategy, and information security policies and practices, against a rapidly evolving landscape of threats and regulatory requirements and expectations. The Risk Committee receives reports and briefings on our information security and enterprise risk management programs at least quarterly, including the results of any external audits, examinations and evaluations, as well as maturity assessments of our information security program, at least one of these sessions is held jointly with the Audit Committee.
The information security team leads our information security program and is responsible for identifying, assessing, managing and controlling cybersecurity risk, and for mitigating our cybersecurity risk exposure. Our information security program is monitored and challenged by our risk management team, led by our CRO.
We have developed an incident response governance framework to identify, evaluate and thereafter report cybersecurity incidents to our executive management team, appropriate management committees, including the enterprise risk management committee, the Risk Committee, Audit Committee and Board, in a timely manner and as necessary. In addition to facilitating timely evaluation, escalation and reporting of cybersecurity incidents, this framework also sets forth the process for identifying and assessing the severity of cybersecurity incidents, as well as for managing post-incident activities, including recovery and resolution.
The CISO reports directly to our Chief Technology and Operating Officer and on a dotted line basis to our CRO. Our CISO has expertise in information security, cybersecurity, data protection programs, complex incident management and response, global cybersecurity regulations, identity and access management, security architecture, cloud security, application security, vulnerability management and operational resilience through prior roles serving as the chief information security officer at other large financial institutions and 25 years of experience across the financial services and technology sectors.

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
The following are the minimum capital ratios to which Synchrony is subject:
•under the Basel III standardized approach, a common equity Tier 1 capital to risk-weighted assets ratio of at least 7% (the minimum of 4.5% plus a stress capital buffer of 2.5%), a Tier 1 capital to risk-weighted assets ratio of at least 8.5% (the minimum of 6% plus a stress capital buffer of 2.5%), and a total capital to risk-weighted assets ratio of at least 10.5% (a minimum of 8% plus a stress capital buffer of 2.5%); and
•a leverage ratio of Tier 1 capital to total consolidated assets of 4%.
For a discussion of our capital ratios at December 31, 2025, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Capital.”

As a covered savings and loan holding company with average total consolidated assets of $100 billion or more, but less than $250 billion, Synchrony is subject to supervisory stress tests on a biennial basis, in even calendar years. The 2026 supervisory stress test is the first stress test in which Synchrony is required to participate. On February 4, 2026, the Federal Reserve Board voted to maintain banking organizations’ current stress capital buffer requirements until 2027 at the earliest. Because Synchrony is only subject to supervisory stress tests on a biennial basis, we remain subject to our initial stress capital buffer of 2.5% and will receive a new stress capital buffer in 2028.

Beginning in 2028, a new stress capital buffer will be calculated each year in which Synchrony participates in the supervisory stress test and will become effective October 1st of such year. Each new stress capital buffer will be calculated as the amount of loss of common equity Tier 1 capital incurred by the Company in the severely adverse scenario of the supervisory stress test exercise conducted in such year, assuming certain continued payments on capital instruments, and will be subject to a floor of 2.5% of risk-weighted assets. Synchrony's minimum capital requirements may increase as a result of the assignment of a new stress capital buffer, and Synchrony's ability to pay dividends, make other capital distributions, or redeem or repurchase its stock may be adversely impacted.

On October 24, 2025, the Federal Reserve Board released proposals requesting comment on changes designed to enhance the transparency and public accountability of the supervisory stress tests. Among other things, the proposals seek comment on the Federal Reserve Board’s stress test models, including how to reflect revenue and loss sharing agreements in stress scenarios. We are evaluating the potential impact of the proposals on the Company. As discussed above, the Federal Reserve Board voted in February 2026 to maintain existing stress capital buffer requirements while these proposals remain outstanding.
On July 27, 2023, the federal banking agencies proposed rules, known as the “Basel Endgame” proposal, that would change the regulatory capital requirements for banking organizations that have $100 billion or more in total assets, such as Synchrony, or have significant trading activity. The proposed rules would, among other changes, lower the threshold for the amount of certain deferred tax assets that must be deducted from capital, introduce a new expanded risk based approach for calculating risk-weighted assets, which, compared to the standardized approach to which Synchrony is currently subject, add an operational risk charge and apply higher credit conversion factors to unused portion of unconditionally cancellable lines of credit. On September 10, 2024, the then Vice Chair for Supervision at the Federal Reserve Board, gave a speech outlining a set of potential revisions to the Basel Endgame proposal, such as recommending that the Federal Reserve Board issue a re-proposal of the rule in which banking organizations with total assets between $100 billion and $250 billion, such as Synchrony, would not be subject to the changes to their capital requirements outlined in the Basel Endgame proposal, other than the proposed requirement to recognize unrealized gains and losses of their securities in regulatory capital. It remains uncertain whether the federal banking agencies will re-propose and/or finalize the Basel Endgame rule, and if so, whether the rule would apply in whole or in part to institutions of Synchrony's size.
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
According to guidance from the Federal Reserve Board, our dividend policies will be assessed against, among other things, our ability to achieve applicable Basel III capital ratio requirements. If we do not achieve applicable Basel III capital ratio requirements, we may not be able to pay dividends. Although we currently expect to meet applicable Basel III capital ratio requirements, inclusive of the stress capital buffer, we cannot be sure that we will meet those requirements or that even if we do, if we will be able to pay dividends.

In evaluating the appropriateness of a proposed redemption or repurchase of stock, the Federal Reserve Board will consider, among other things, the potential loss that we may suffer from the prospective need to increase reserves and write down assets as a result of continued asset deterioration, and our ability to raise additional common equity and other capital to replace the stock that will be redeemed or repurchased. The Federal Reserve Board also will consider the potential negative effects on our capital structure of replacing common stock with any lower-tier form of regulatory capital issued. Moreover, the Federal Reserve Board's review of our capital plan may result in an increase in our capital requirements and adverse impacts on our ability to pay dividends, make other capital distributions, or redeem or repurchase our stock. See “Regulation—Risk Factors Relating to Regulation—Failure by Synchrony and the Bank to meet applicable capital adequacy and liquidity requirements could have a material adverse effect on us” and “—We are subject to restrictions that limit our ability to pay dividends and repurchase our common stock; the Bank is subject to restrictions that limit its ability to pay dividends to us, which could limit our ability to pay dividends, repurchase our common stock or make payments on our indebtedness.”
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
Capital
The Bank is required by OCC regulations to maintain specified levels of regulatory capital. Institutions that are not well-capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits. The OCC is authorized and, under certain circumstances, required to take certain actions against an institution that fails to meet the minimum ratios for an adequately capitalized institution. At December 31, 2025, the Bank met or exceeded all applicable requirements to be deemed well-capitalized under OCC regulations.
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
As an insured depository institution, the Bank is also subject to the FDIA, which requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors that are established by regulation. To be well-capitalized for purposes of the FDIA, the Bank must maintain a common equity Tier 1 capital to risk-weighted assets ratio of 6.5%, a Tier 1 capital to risk-weighted assets ratio of 8%, a total capital to risk-weighted assets ratio of 10%, and a leverage ratio of Tier 1 capital to total consolidated assets of 5%, and not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by the OCC to meet or maintain a specific capital level for any capital measure. At December 31, 2025, the Bank met or exceeded all applicable requirements to be deemed well-capitalized for purposes of the FDIA.

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
On October 24, 2023, the OCC, Federal Reserve Board, and FDIC issued a final rule revising their framework for evaluating banks’ records of community reinvestment under the CRA. On July 16, 2025, these bank regulatory agencies issued a proposal to rescind the October 2023 final rule and reinstate the CRA framework that existed prior to the October 2023 final rule. The Bank’s most recent performance evaluation was conducted using the CRA framework that existed prior to the October 2023 final rule.
The FDIA prohibits insured banks from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited) unless it is “well-capitalized,” or it is “adequately capitalized” and receives a waiver from the FDIC. A bank that is “adequately capitalized” and that accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions under the FDIA on a bank that is “well-capitalized.” Further, “undercapitalized” institutions are subject to growth limitations. At December 31, 2025, the Bank met or exceeded all applicable requirements to be deemed well-capitalized for purposes of the FDIA. An inability to accept brokered deposits in the future could materially adversely impact our funding costs and liquidity.
On September 17, 2024, the United States Department of Justice (the “DOJ”) withdrew its 1995 Bank Merger Guidelines and announced that it will instead evaluate the competitive impact of bank mergers using its 2023 Merger Guidelines that the DOJ applies to mergers in all industries. Compared to the 1995 Bank Merger Guidelines, the 2023 Merger Guidelines set forth more stringent concentration limits and add several largely qualitative bases on which the DOJ may challenge a merger. While the effect of these changes for particular transactions remains unclear, the change in the DOJ’s bank merger antitrust policy may make it more difficult and/or costly for us to obtain regulatory approval for an acquisition or may otherwise result in more onerous conditions to obtain approval for an acquisition.
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
In addition, on November 16, 2023, the FDIC adopted a final rule to implement a special assessment to recover losses to the DIF arising from the protection of uninsured depositors following the receiverships of failed institutions in the spring of 2023. The FDIC collected the special assessment over eight quarterly assessment periods starting with the first quarter of 2024. While the fourth quarter of 2025 was the final collection quarter of the special assessment, the FDIC will implement a one-time final shortfall assessment if losses at the termination of the receiverships of Silicon Valley Bank and Signature Bank exceed the amount collected from banks through the special assessment.
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
Resolution Planning
Under FDIC regulations, an insured depository institution with $100 billion or more in total assets is required periodically to submit to the FDIC a plan for the institution’s resolution in the event of its failure. The plan is designed to enable the FDIC, if appointed receiver for the institution, to resolve the institution under sections 11 and 13 of the FDIA in a manner that ensures that its depositors receive timely access to their insured deposits, maximizes the net present value return from the sale or disposition of the institution’s assets, minimizes the amount of any loss realized by the creditors in the resolution, and addresses risks of adverse effects on U.S. economic conditions or economic stability. The resolution plan requirement is intended to ensure that a covered insured depository institution develops a credible strategy to facilitate the FDIC’s resolution of the institution across a range of possible scenarios and that the FDIC has access to all of the material information it needs to resolve the institution efficiently in the event of its failure. If the FDIC deems a resolution plan filing not credible and the insured depository institution fails to resubmit a credible plan, the institution could become subject to an enforcement action. The Bank submitted its first resolution plan in 2025, and going forward, the Bank will be required to submit resolution plans every three years and interim supplements annually.
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
On December 23, 2025, the OCC issued a proposed rule to increase the threshold for application of the guidelines to $700 billion in average total consolidated assets. If the proposed rule is finalized as proposed, the Bank would no longer be subject to the Heightened Standards at its current size.

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
The CARD Act, which was enacted in 2009, amended the Truth in Lending Act and imposes restrictions on our ability to increase interest rates on existing balances to respond to market conditions and credit risk, ultimately limiting our ability to extend credit to new customers and provide additional credit to current customers. Other CARD Act restrictions, such as limitations on late fees, have resulted and will continue to result in reduced interest income and loan fee income. On March 5, 2024, the CFPB issued a final rule amending its regulations that implement the Truth in Lending Act to, among other things, lower the safe harbor dollar amount for credit card late fees from $30 (adjusted to $41 for each subsequent late payment within the next six billing cycles) to $8 and eliminate the automatic annual inflation adjustment to such safe harbor dollar amount. The final rule had an original effective date of May 14, 2024. Industry organizations challenged the final rule in court, and on May 10, 2024, the United States District Court for the Northern District of Texas granted an injunction and stay of the final rule. On April 14, 2025, the CFPB filed a joint motion with the plaintiff industry organizations in the litigation asking the court to vacate the final rule and dismiss the case. On April 15, 2025, the court granted this motion. As such, the final rule has been vacated.
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

The CFPB regulates consumer financial products and services and certain financial services providers. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” and ensure consistent enforcement of laws so that all consumers have access to markets for consumer financial products and services that are fair, transparent and competitive. The CFPB has rulemaking and interpretive authority under the Dodd-Frank Act and other federal consumer financial services laws, as well as broad supervisory, examination and enforcement authority over large providers of consumer financial products and services, such as us. In addition, the CFPB has an online complaint system that allows consumers to log complaints with respect to various consumer finance products, including the products we offer. The system could inform future agency decisions with respect to regulatory, enforcement or examination focus. There continues to be uncertainty about the CFPB’s role and potential impact on our business and our results of operations going forward. See “Regulation—Risk Factors Relating to Regulation—There is ongoing uncertainty about the Consumer Financial Protection Bureau’s role and potential impact on our business; the agency’s past actions have had, and its future actions may have, an adverse impact on our business.”
On October 22, 2024, the CFPB issued a final rule to implement Section 1033 of the Dodd-Frank Act. Under the final rule, financial institutions such as the Bank that offer credit cards or consumer deposit accounts would be required, upon request, to make available to a consumer or third party authorized by the consumer certain information the Bank has concerning a consumer financial product or service covered by the rule, such as a credit card or a deposit account. Industry organizations challenged the final rule in court. On July 29, 2025, the district court granted a motion by the CFPB to stay the proceedings while the CFPB conducts a rulemaking to revise the final rule substantially. On August 22, 2025, the CFPB issued an advanced notice of proposed rulemaking to solicit comments and data on several issues as part of a reconsideration of the final rule. On October 29, 2025, the district court issued a preliminary injunction preventing the CFPB from enforcing the final rule until the CFPB has completed its reconsideration of the rule.
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
New laws, regulations, policies, or practical changes in enforcement of existing laws, regulations or policies applicable to our business, including as a result of changes in U.S. executive, legislative and regulatory policies and priorities, or our own reexamination of our current practices, could adversely impact our profitability, limit our ability to continue existing or pursue new business activities or acquisitions, require us to change certain of our business practices or alter our relationships with customers, affect retention of our key personnel, affect how we interact with our partners and/or service providers, or expose us to additional costs (including increased compliance costs and/or customer remediation). These changes may also require us to invest significant management attention and resources to make any necessary changes and could adversely affect our business, results of operations and financial condition. For example, the policy discussions in January 2026 regarding caps on credit card interest rates could result in certain constraints on the pricing of our credit products. Additionally, the CFPB has broad authority over our business and there continues to be uncertainty about the CFPB's role and potential impact on our business. See “—There is ongoing uncertainty about the Consumer Financial Protection Bureau’s role and potential impact on our business; the agency’s past actions have had, and its future actions may have, an adverse impact on our business.”
We are also subject to potential enforcement and other actions that may be brought by state attorneys general or other state enforcement authorities and other governmental agencies. State authorities may be more active in pursuing enforcement actions in response to decreased enforcement and supervisory activity by the CFPB. See “—There is ongoing uncertainty about the Consumer Financial Protection Bureau’s role and potential impact on our business; the agency’s past actions have had, and its future actions may have, an adverse impact on our business.” Any such actions could subject us to civil money penalties and fines, customer remediation programs and increased compliance costs, as well as damage our reputation and brand and limit or prohibit our ability to offer certain products and services or engage in certain business practices. For a discussion of risks related to actions or proceedings brought by regulatory agencies, see “—Risk Factors Relating to Our Business—Litigation, regulatory actions and compliance issues could subject us to significant fines, penalties, judgments, remediation costs and/or requirements resulting in increased expenses.”
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

The Economic Growth, Regulatory Relief, and Consumer Protection Act and related regulatory reform initiatives modified many of the Dodd-Frank Act’s requirements, including provisions in the Tailoring Rules that apply certain enhanced prudential standards to covered savings and loan holding companies. As a result, because we have average total consolidated assets of over $100 billion, we are subject to the Federal Reserve Board's formal capital plan submission requirements and supervisory stress tests on a biennial basis, in even calendar years, with the 2026 supervisory stress test being the first stress test in which we are required to participate. These additional requirements impose additional costs and constraints on us, including the assignment of a new stress capital buffer in 2028 that may increase our capital requirements.
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
Further, the recent and possible future changes to the regulatory framework applicable to Synchrony and the Bank, and any potential additional rulemaking, make it difficult to assess the overall financial impact of the Dodd-Frank Act and related regulatory developments on us and across the industry.
There is ongoing uncertainty about the Consumer Financial Protection Bureau’s role and potential impact on our business; the agency’s past actions have had, and its future actions may have, an adverse impact on our business.
The CFPB has broad authority over our business. This includes authority to write regulations under federal consumer financial protection laws and to enforce those laws against and examine large financial institutions, such as us, for compliance. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” through its regulatory, supervisory and enforcement authority. The Federal Reserve Board and the OCC and state government agencies may also invoke their supervisory and enforcement authorities to prevent unfair and deceptive acts or practices. These federal and state agencies are authorized to remediate violations of consumer protection laws in a number of ways, including collecting civil money penalties and fines and providing for customer restitution. The CFPB has also engaged in consumer financial education, requested data and promoted the availability of financial services to underserved consumers and communities. In addition, the CFPB has maintained an online complaint system that has allowed consumers to log complaints with respect to various consumer finance products, including the products we offer. This system could inform future CFPB decisions with respect to its regulatory, enforcement or examination focus.
There is ongoing uncertainty about the CFPB’s role, in light of the current administration's curtailment of much supervision, enforcement, and regulatory activity by the CFPB. Although the CFPB under the current administration has been less active in examination, enforcement, and rulemaking, future actions by the CFPB, including under future administrations, could result in requirements to alter or cease offering affected products and services, including deferred interest products, making them less attractive to consumers and less profitable to us and also restricting our ability to offer them. In addition, since 2013, the Bank has entered into two consent orders with the CFPB — in 2013 and 2014, both of which have since been terminated. The Bank’s resolutions with the CFPB do not preclude the CFPB or other regulators or state attorneys general from seeking additional monetary or injunctive relief with respect to these or other issues, and any such relief could have a material adverse effect on our business, results of operations or financial condition. Although we have committed significant resources to enhancing our compliance programs, changes by the CFPB in regulatory expectations, interpretations or practices that are different from or stricter than ours or those adopted in the past by the CFPB or other regulators could increase cost of compliance, as well as the risk of additional enforcement actions, fines and penalties.
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
Synchrony and the Bank may be subject to increasingly stringent capital adequacy standards in the future. For instance, because Synchrony has over $100 billion in average total consolidated assets, Synchrony is subject to a formal capital plan submission requirement and, beginning in 2026, to biennial supervisory stress tests, and will be subject to a new stress capital buffer following completion of the Company's 2028 supervisory stress test, which could impose additional requirements and constraints on us, including additional restrictions on our ability to return capital to our shareholders. See “Regulation—Regulation Relating to Our Business— Savings and Loan Holding Company Regulation—Capital” and “Regulation—Regulation Relating to Our Business— Savings and Loan Holding Company Regulation—Dividends and Stock Repurchases.” In addition, in July 2023 the federal banking agencies proposed changes to the capital requirements of banking organizations that have $100 billion or more in total assets. See “Regulation—Regulation Relating to Our Business— Savings and Loan Holding Company Regulation—Capital." To the extent the proposed changes are finalized and apply to us, they would likely increase our regulatory capital requirements, which may decrease our return on equity and could result in limitations on our ability to pay dividends or repurchase our stock.
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
Synchrony must also continue to comply with regulatory requirements related to the maintenance, management, monitoring and reporting of liquidity, including enhanced prudential standards with respect to liquidity management which apply to Synchrony as a covered savings and loan holding company with $100 billion or more in average total consolidated assets, as discussed in “Regulation—Regulation Relating to Our Business.” These requirements could cause our results of operations and financial condition to be materially adversely affected.

We are subject to restrictions that limit our ability to pay dividends and repurchase our common stock; the Bank is subject to restrictions that limit its ability to pay dividends to us, which could limit our ability to pay dividends, repurchase our common stock or make payments on our indebtedness.
We are limited in our ability to pay dividends and repurchase our common stock by the Federal Reserve Board, which has broad authority to review our capital planning and risk management processes, and our current, projected and stressed capital levels, and to object to any capital action that the Federal Reserve Board considers to be unsafe or unsound. In addition, the declaration and amount of any future dividends to holders of our common stock or stock repurchases will be at the discretion of the Board of Directors and will depend on many factors, including our financial condition, earnings, capital and liquidity position, the Bank, applicable regulatory requirements, corporate law and contractual restrictions and other factors that the Board of Directors deems relevant. Any inability to pay dividends or repurchase our common stock could adversely affect the market price of our common stock and market perceptions of Synchrony Financial. See “Regulation—Regulation Relating to Our Business—Savings and Loan Holding Company Regulation-Dividends and Stock Repurchases.”
We rely significantly on dividends and other distributions and payments from the Bank for liquidity, including to pay our obligations under our indebtedness and other future indebtedness as they become due, and federal law limits the amount of dividends and other distributions and payments that the Bank may pay to us. For example, OCC regulations limit the ability of savings associations to make distributions of capital, including payment of dividends, stock redemptions and repurchases, cash-out mergers and other transactions charged to the capital account. The Bank must obtain the OCC’s approval prior to making a capital distribution in certain circumstances, including if the Bank proposes to make a capital distribution when it does not meet certain capital requirements (or will not do so as a result of the proposed capital distribution) or certain net income requirements. In addition, the Bank must file a prior written notice of a planned or declared dividend or other distribution with the Federal Reserve Board. The Federal Reserve Board or the OCC may object to a capital distribution if, among other things, the Bank is, or as a result of such dividend or distribution would be, undercapitalized or the Federal Reserve Board, or if the OCC has safety and soundness concerns. Additional restrictions on bank dividends may apply if the Bank fails the QTL test. The application of these restrictions on the Bank’s ability to pay dividends involves broad discretion on the part of our regulators. Limitations on the Bank’s payments of dividends and other distributions and payments that we receive from the Bank could reduce our liquidity and limit our ability to pay dividends or our obligations under our indebtedness. See “Regulation—Regulation Relating to Our Business—Savings Association Regulation—Dividends and Stock Repurchases” and “—Activities.”
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
Moreover, various United States federal banking regulatory agencies, states and foreign jurisdictions have enacted data security breach and cyber incident notification requirements with varying levels of individual, consumer, regulatory and/or law enforcement notification in certain circumstances in the event of a security breach. Many of these requirements also apply broadly to our partners that accept our cards. In many countries that have yet to impose data security breach notification requirements, regulators have increasingly used the threat of significant sanctions and penalties by data protection authorities to encourage voluntary notification and discourage data security breaches.

Furthermore, legislators and/or regulators in the United States and other countries in which we operate are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices; our collection, use, sharing, retention and safeguarding of consumer and/or employee information; and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. In the United States, this includes increased privacy-related enforcement activity at the federal and state level (e.g., with regard to mobile applications), as well as state legislation such as the CCPA, which could increase our costs. In the European Union, this includes the General Data Protection Regulation. See “Regulation—Regulation Relating to Our Business—Privacy.”
Compliance with current or future privacy, data protection and information security laws (including those regarding security breach notification and consumer privacy) affecting customer and/or employee data to which we are subject could result in higher compliance and technology costs and could adversely impact our ability to provide certain products and services (such as products or services that involve us sharing information with third parties or storing sensitive credit card information), which could materially and adversely affect our profitability. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory investigations and government actions, litigation, fines or sanctions, consumer or partner actions and damage to our reputation and our brand, all of which could have a material adverse effect on our business and results of operations.
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
We maintain an enterprise-wide program designed to enable us to comply with all applicable anti-money laundering and anti-terrorism financing laws and regulations, including, but not limited to, the Bank Secrecy Act and the Patriot Act. This program includes policies, procedures, processes and other internal controls designed to identify, monitor, manage and mitigate the risk of money laundering or terrorist financing posed by our products, services, customers and geographic locale. These controls include procedures and processes to detect and report suspicious transactions, perform customer due diligence, respond to requests from law enforcement, identify and verify a legal entity customer’s beneficial owner(s) at the time a new account is opened and to understand the nature and purpose of the customer relationship, and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. Our programs and controls in certain instances, have not sufficiently detected errors and omissions, and may not be effective to ensure our compliance with all applicable anti-money laundering and anti-terrorism financing laws and regulations. A failure to comply could subject us to significant sanctions, fines, penalties and reputational harm, all of which could have a material adverse effect on our business, results of operations and financial condition.

CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
____________________________________________________________________________________________

To the Stockholders and Board of Directors
Synchrony Financial:
Opinion on Internal Control Over Financial Reporting
We have audited Synchrony Financial and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Statements of Financial Position of the Company as of December 31, 2025 and 2024, the related Consolidated Statements of Earnings, Comprehensive Income, Changes in Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 6, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
February 6, 2026

Report of Independent Registered Public Accounting Firm
____________________________________________________________________________________________

To the Stockholders and Board of Directors
Synchrony Financial:
Opinion on the Consolidated Financial Statements
We have audited the accompanying Consolidated Statements of Financial Position of Synchrony Financial and subsidiaries (the Company) as of December 31, 2025 and 2024, the related Consolidated Statements of Earnings, Comprehensive Income, Changes in Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 6, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Allowance for Credit Losses on Loan Receivables
As discussed in Notes 2 and 5 to the consolidated financial statements, the Company’s allowance for credit losses (ACL) as of December 31, 2025 was $10,442 million. The Company estimated and recognized losses on loan receivables upon origination of the loan, and updated based on expected credit losses for the life of the loan balance as of the period end date. Expected credit loss estimates for the December 31, 2025 ACL involved modeling of loss projections attributable to existing loan balances, considering historical experience, current conditions, and future expectations for pools of loans with similar risk characteristics over the reasonable and supportable forecast period. The Company used a probability of default and exposure at default model to estimate the expected loan loss. The probability of default estimates the likelihood an account will be written off and the exposure at default estimates the balance of an account at the time of write-off. The model considers a macroeconomic forecast, with unemployment and certain income measures as the primary macroeconomic variables. After the reasonable and supportable forecast period, the Company reverted to historical loss information at the loan receivables segment level. The historical loss information was derived from a combination of recessionary and non-recessionary performance periods. In determining expected credit losses over the life of the loan balance, the Company utilized an approach which implicitly considered total expected future payments and applied appropriate allocations to reduce those payments from the existing loan balance in order to estimate losses pertaining to measurement date loan receivables. The Company also performed a qualitative assessment in addition to model estimates and applied qualitative adjustments as necessary.
We identified the assessment of the December 31, 2025 ACL as a critical audit matter. A high degree of auditor effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the December 31, 2025 ACL due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of December 31, 2025 ACL methodologies, including the methods and models used to estimate expected credit losses and their significant assumptions. Such significant assumptions included: the segmentation of the loan receivables population with similar risk characteristics and the selection of the forecast of macroeconomic variables. The assessment also included the evaluation of certain qualitative adjustments and their significant assumptions and the evaluation of the conceptual soundness of the models.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the December 31, 2025 ACL, including controls over the:

•development of the December 31, 2025 ACL methodologies
•development and performance monitoring of the models
•identification and determination of the significant assumptions used to estimate the ACL
•monitoring of the December 31, 2025 ACL results, trends, and ratios.
We evaluated the Company’s process to develop the December 31, 2025 ACL by testing certain sources of data and assumptions that the Company used, and considered the relevance and reliability of such data and assumptions. In addition, we involved credit risk professionals with specialized industry knowledge and experience, who assisted in:

•evaluating the Company’s December 31, 2025 ACL methodologies for compliance with U.S. generally accepted accounting principles
•assessing the conceptual soundness of the models used by inspecting model documentation to determine whether the models are suitable for intended use
•determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and evaluating statistical testing performed
•evaluating judgments made by the Company relative to the performance monitoring testing of the models by comparing them to relevant Company-specific metrics
•assessing the macroeconomic forecast by evaluating the Company’s process for evaluating future expectations of macroeconomic conditions and comparing it to publicly available forecasts
•evaluating the methods and assumptions used to develop certain qualitative adjustments compared with relevant credit risk factors and consistency with credit trends.

/s/ KPMG LLP
We have served as the Company’s auditor since 2013.
New York, New York
February 6, 2026

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________________________________________________

Synchrony Financial and subsidiaries
Consolidated Statements of Earnings ____________________________________________________________________________________

For the years ended December 31 ($ in millions, except per share data)	2025	2024	2023
Interest income:
Interest and fees on loans (Note 5)	$21,698	$21,596	$19,902
Interest on cash and debt securities	903	1,049	808
Total interest income	22,601	22,645	20,710
Interest expense:
Interest on deposits	3,330	3,806	2,952
Interest on borrowings of consolidated securitization entities	417	427	340
Interest on senior and subordinated unsecured notes	388	401	419
Total interest expense	4,135	4,634	3,711
Net interest income	18,466	18,011	16,999
Retailer share arrangements	(4,005)	(3,407)	(3,661)
Provision for credit losses (Note 5)	5,225	6,733	5,965
Net interest income, after retailer share arrangements and provision for credit losses	9,236	7,871	7,373
Other income:
Interchange revenue	1,067	1,026	1,031
Protection product revenue	596	562	510
Loyalty programs	(1,438)	(1,382)	(1,370)
Other (Note 3)	295	1,315	118
Total other income	520	1,521	289
Other expense:
Employee costs	2,093	1,872	1,884
Professional fees	936	936	842
Marketing and business development	511	524	527
Information processing	899	803	712
Other	696	704	793
Total other expense	5,135	4,839	4,758
Earnings before provision for income taxes	4,621	4,553	2,904
Provision for income taxes (Note 15)	1,069	1,054	666
Net earnings	$3,552	$3,499	$2,238
Net earnings available to common stockholders	$3,469	$3,427	$2,196

Earnings per share (Note 13)
Basic	$9.38	$8.64	$5.21
Diluted	$9.28	$8.55	$5.19

See accompanying notes to consolidated financial statements.

Synchrony Financial and subsidiaries
Consolidated Statements of Comprehensive Income
____________________________________________________________________________________________

For the years ended December 31 ($ in millions)	2025	2024	2023
Net earnings	$3,552	$3,499	$2,238

Other comprehensive income (loss)
Debt securities	17	10	60
Currency translation adjustments	(6)	(6)	—
Employee benefit plans and other	—	5	(3)
Other comprehensive income (loss)	11	9	57

Comprehensive income	$3,563	$3,508	$2,295

Amounts presented net of taxes.

See accompanying notes to consolidated financial statements.

Synchrony Financial and subsidiaries
Consolidated Statements of Financial Position
____________________________________________________________________________________________

At December 31 ($ in millions)	2025	2024

Assets
Cash and equivalents	$14,973	$14,711
Debt securities (Note 4)	2,348	3,079
Loan receivables: (Notes 5 and 6)
Unsecuritized loans held for investment	81,408	83,382
Restricted loans of consolidated securitization entities	22,400	21,339
Total loan receivables	103,808	104,721
Less: Allowance for credit losses	(10,442)	(10,929)
Loan receivables, net	93,366	93,792
Goodwill (Note 7)	1,363	1,274
Intangible assets, net (Note 7)	1,255	854
Other assets	5,790	5,753
Total assets	$119,095	$119,463

Liabilities and Equity
Deposits: (Note 8)
Interest-bearing deposit accounts	$80,748	$81,664
Non-interest-bearing deposit accounts	396	398
Total deposits	81,144	82,062
Borrowings: (Notes 6 and 9)
Borrowings of consolidated securitization entities	8,415	7,842
Senior and subordinated unsecured notes	6,767	7,620
Total borrowings	15,182	15,462
Accrued expenses and other liabilities	6,003	5,359
Total liabilities	$102,329	$102,883

Equity:
Preferred stock, par value $0.001 per share; 300 million shares authorized, 1.25 million shares issued and outstanding at December 31, 2025 and December 31, 2024	$1,222	$1,222
Common stock, par value $0.001 per share; 4.0 billion shares authorized; 834 million shares issued at both December 31, 2025 and 2024; 347 million and 388 million shares outstanding at December 31, 2025 and 2024, respectively	1	1
Additional paid-in capital	9,902	9,853
Retained earnings	24,598	21,635
Accumulated other comprehensive income (loss):
Debt securities	(6)	(23)
Currency translation adjustments	(50)	(44)
Employee benefit plans and other	8	8
Treasury stock, at cost; 487 million and 446 million shares at December 31, 2025 and 2024, respectively	(18,909)	(16,072)
Total equity	16,766	16,580
Total liabilities and equity	$119,095	$119,463

See accompanying notes to consolidated financial statements.

Synchrony Financial and subsidiaries
Consolidated Statements of Changes in Equity
____________________________________________________________________________________________

	Preferred Stock		Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2023	750	$734	833,985	$1	$9,718	$16,716	$(125)	$(14,171)	$12,873
Cumulative effect of change in accounting principle	—	—	—	—	—	222	—	—	222
Adjusted balance, beginning of period	750	$734	833,985	$1	$9,718	$16,938	$(125)	$(14,171)	$13,095
Net earnings	—	—	—	—	—	2,238	—	—	2,238
Other comprehensive income	—	—	—	—	—	—	57	—	57
Purchases of treasury stock	—	—	—	—	—	—	—	(1,112)	(1,112)
Stock-based compensation	—	—	—	—	57	(66)	—	82	73
Dividends - Series A preferred stock ($56.24 per share)	—	—	—	—	—	(42)	—	—	(42)
Dividends - common stock ($0.96 per share)	—	—	—	—	—	(406)	—	—	(406)
Balance at December 31, 2023	750	$734	833,985	$1	$9,775	$18,662	$(68)	$(15,201)	$13,903
Net earnings	—	—	—	—	—	3,499	—	—	3,499
Other comprehensive income	—	—	—	—	—	—	9	—	9
Issuance of preferred stock	500	488	—	—	—	—	—	—	488
Purchases of treasury stock	—	—	—	—	—	—	—	(1,008)	(1,008)
Stock-based compensation	—	—	—	—	78	(56)	—	137	159
Dividends - Series A preferred stock ($56.24 per share)	—	—	—	—	—	(42)	—	—	(42)
Dividends - Series B preferred stock ($60.05 per share)	—	—	—	—	—	(30)	—	—	(30)
Dividends - common stock ($1.00 per share)	—	—	—	—	—	(398)	—	—	(398)
Balance at December 31, 2024	1,250	$1,222	833,985	$1	$9,853	$21,635	$(59)	$(16,072)	$16,580
Net earnings	—	—	—	—	—	3,552	—	—	3,552
Other comprehensive income	—	—	—	—	—	—	11	—	11
Purchases of treasury stock	—	—	—	—	—	—	—	(2,941)	(2,941)
Stock-based compensation	—	—	—	—	49	(79)	—	104	74
Dividends - Series A preferred stock ($56.24 per share)	—	—	—	—	—	(42)	—	—	(42)
Dividends - Series B preferred stock ($82.52 per share)	—	—	—	—	—	(41)	—	—	(41)
Dividends - common stock ($1.15 per share)	—	—	—	—	—	(427)	—	—	(427)
Balance at December 31, 2025	1,250	$1,222	833,985	$1	$9,902	$24,598	$(48)	$(18,909)	$16,766

See accompanying notes to consolidated financial statements.

Synchrony Financial and subsidiaries
Consolidated Statements of Cash Flows
____________________________________________________________________________________________

For the years ended December 31 ($ in millions)	2025	2024	2023
Cash flows - operating activities
Net earnings	$3,552	$3,499	$2,238
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for credit losses	5,225	6,733	5,965
Deferred income taxes	184	(98)	(458)
Depreciation and amortization	514	481	458
Gain on sale of business	—	(1,069)	—
All other operating activities	537	507	735
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions
(Increase) decrease in interest and fees receivable	(598)	33	(645)
(Increase) decrease in other assets	123	(117)	7
Increase (decrease) in accrued expenses and other liabilities	314	(121)	293
Cash provided from (used for) operating activities	9,851	9,848	8,593

Cash flows - investing activities
Maturity and sales of debt securities	1,952	3,616	5,011
Purchases of debt securities	(1,187)	(2,811)	(3,623)
Acquisitions, net of cash acquired	(161)	(1,935)	—
Proceeds from sale of business, net of cash and restricted cash sold	—	491	—
Net (increase) decrease in loan receivables, including held for sale	(4,606)	(7,576)	(14,900)
All other investing activities	(852)	(688)	(722)
Cash provided from (used for) investing activities	(4,854)	(8,903)	(14,234)

Cash flows - financing activities
Borrowings of consolidated securitization entities
Proceeds from issuance of securitized debt	2,242	1,694	2,294
Maturities and repayment of securitized debt	(1,675)	(1,125)	(1,257)
Senior and subordinated unsecured notes
Proceeds from issuance of senior and subordinated unsecured notes	1,788	745	740
Maturities and repayment of senior and subordinated unsecured notes	(2,650)	(1,850)	—
Proceeds from issuance of preferred stock	—	488	—
Dividends paid on preferred stock	(83)	(72)	(42)
Net increase (decrease) in deposits	(926)	879	9,437
Purchases of treasury stock	(2,941)	(1,008)	(1,112)
Dividends paid on common stock	(427)	(398)	(406)
All other financing activities	(63)	36	(22)
Cash provided from (used for) financing activities	(4,735)	(611)	9,632

Increase (decrease) in cash and equivalents, including restricted and held for sale amounts	262	334	3,991
Cash and equivalents, including restricted amounts, at beginning of year	14,755	14,421	10,430
Cash and equivalents at end of year:
Cash and equivalents	14,973	14,711	14,259
Restricted cash and equivalents included in other assets	44	44	50
Cash and equivalents, including restricted amounts, held for sale	—	—	112
Total cash and equivalents, including restricted and held for sale amounts, at end of year	$15,017	$14,755	$14,421

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$(4,162)	$(4,662)	$(3,551)
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
Consolidated Basis of Presentation
The Company’s financial statements have been prepared on a consolidated basis. Under this basis of presentation, our financial statements consolidate all of our subsidiaries – i.e., entities in which we have a controlling financial interest, most often because we hold a majority voting interest, as well as certain variable interest entities ("VIE's").
Variable Interest Entities
Where we hold current or potential rights that give us the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance (“power”) combined with a variable interest that gives us the right to receive potentially significant benefits or the obligation to absorb potentially significant losses (“significant economics”), we have a controlling financial interest and consolidate the VIE.
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
Cash and Equivalents
Debt securities, money market instruments and bank deposits with original maturities of three months or less are included in cash and equivalents unless designated as available-for-sale and classified as debt securities. Cash and equivalents at December 31, 2025 primarily included cash and due from banks of $694 million and interest-bearing deposits in other banks of $14.2 billion. Cash and equivalents at December 31, 2024 primarily included cash and due from banks of $646 million and interest-bearing deposits in other banks of $14.0 billion.
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
Investment Securities
We report investments in debt securities and equity securities with a readily determinable fair value at fair value. See Note 10. Fair Value Measurements for further information on fair value. Changes in fair value on debt securities that are classified as available-for-sale are included in other comprehensive income (loss), net of applicable taxes. Changes in fair value on equity securities are included in earnings. We regularly review investment securities for impairment using both quantitative and qualitative criteria.
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

Equity Method Investments
We use the equity method of accounting for investments where we have significant influence, but not control, over the operating and financial policies of the investee. Our assessment of significant influence includes factors such as our ownership interest, legal form, and representation on the board of directors. The Company generally records the initial investment at cost or fair value, as appropriate. Subsequently, we adjust each investment for our proportionate share of net income or loss in the investee. We amortize, where appropriate, differences between the Company’s cost basis and underlying equity in net assets, which are reported in Other income. The Company evaluates equity method investments for other-than-temporary impairment when events or changes in circumstance indicate that the carrying amount of the investment might not be recoverable. At December 31, 2025 and 2024, our equity method investments included within Other assets in our Consolidated Statement of Financial Position totaled $834 million and $816 million, respectively, primarily related to our equity interest in Independence Pet Holdings, Inc. See Note 3. Acquisitions and Dispositions for additional information.
Loan Receivables
Loan receivables primarily consist of open-end consumer revolving credit card accounts, closed-end consumer installment loans and open-end commercial revolving credit card accounts. Loans that we have the ability and intent to hold for the foreseeable future, including those securitized through our VIEs, are classified as held for investment. Loan receivables that are classified as held for investment are reported at their amortized cost basis, reflecting amounts due from customers, including unpaid interest and fees, net of unamortized purchase discounts, deferred income and costs.
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
We use a statistical, account-level model that analyzes probability of default and exposure at default to estimate the expected loan loss, which considers uncollectible principal, interest and fees reflected in the loan receivables, segmented into pools of loans with similar risk characteristics, as well as individual credit characteristics for each account. The probability of default estimates the likelihood an account will be written off and the exposure at default estimates the balance of an account at the time of write-off. The model also considers a macroeconomic forecast, with unemployment and certain income measures as primary variables. Additionally, the estimate of expected credit losses includes expected recoveries of amounts previously charged-off and expected to be charged-off. We also perform a qualitative assessment in addition to model estimates and apply qualitative adjustments as necessary.
Our credit card loan receivables generally do not have a stated life. The life of a credit card loan receivable is dependent upon the allocation of payments received, as well as a variety of other factors, including the principal balance, promotional terms, interest charges and fees and overall consumer credit profile and usage pattern. We determine the expected credit losses for credit card loan receivables as of the measurement date by using the estimated probability of default and exposure at default model discussed above, and other historical analyses, which considers the payments attributable to the measurement date balance. To do so, we utilize an approach which implicitly considers total expected future payments and applies appropriate allocations to reduce those payments in order to estimate losses pertaining to measurement date loan receivables. Based on our payments analyses, we also ensure that expected future payments from an account do not exceed the measurement date balance.
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
The reasonable and supportable forecast period is determined primarily based upon an assessment of the current economic outlook, including our ability to use available data to accurately forecast losses over time. The reasonable and supportable forecast period used in our estimate of credit losses at December 31, 2025 was 12 months, consistent with the forecast period utilized since adoption of CECL. The Company reassesses the reasonable and supportable forecast period on a quarterly basis. Beyond the reasonable and supportable forecast period, we revert to historical loss information at the loan receivables segment level over a 6-month period on a straight-line basis, and utilize historical loss information thereafter for the remaining life of the portfolio. The historical loss information is derived from a combination of recessionary and non-recessionary performance periods, weighted by the estimated time span of each period. Similar to the reasonable and supportable forecast period, we also reassess the reversion period and historical mean on a quarterly basis, considering any required adjustments for differences in underwriting standards, portfolio mix, and other relevant data shifts over time.
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
Allowance for Credit Losses at December 31, 2024

Our Allowance for credit losses methodology discussed above incorporates changes we made during the three months ended March 31, 2025 related to the modeling of loss projections attributable to existing loan balances and the reversion to historical mean. These changes in methodology were made prospectively to enhance our expected credit loss estimation capabilities and did not have a material effect on our Allowance for credit losses in the period of implementation.

For periods prior to March 31, 2025, our loss forecasting methodology differed from the current year in that our modeling of loss projections utilized an enhanced migration analysis to estimate the likelihood that a loan will progress through the various stages of delinquency. The enhanced migration analysis considered uncollectible principal, interest and fees reflected in the loan receivables, segmented by credit and business parameters. In addition, while we also utilized a reversion period of six months in the prior year, we applied a weighted approach, gradually increasing the weight of historical losses by an equal amount each month during the reversion period, as compared to the straight-line approach discussed above.
Loan Modifications to Borrowers Experiencing Financial Difficulty
Our loss mitigation strategy is intended to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions or other actions, for borrowers experiencing financial difficulty. We primarily use long-term modification programs for borrowers experiencing financial difficulty as a loss mitigation strategy to improve long-term collectability of the loans. The long-term modification programs include changing the structure of the loan to a fixed payment loan with a maturity no longer than 60 months, reducing the interest rate on the loan, and stopping the assessment of penalty fees. We also make long-term loan modifications for customers who request financial assistance through external sources, such as through consumer credit counseling service agencies. Long-term loan modification programs do not normally include the forgiveness of unpaid principal, interest or fees. We may also provide certain borrowers with a short-term loan modification program (generally up to 3 months) that can include the forgiveness of a percentage of their unpaid principal balance, interest and/or fees. Beginning in late 2024, for borrowers that newly enroll in our short-term modification programs, we no longer charge interest and penalty fees during the term of the program and also typically waive accrued and unpaid interest and fees at the time of enrollment. We generally do not convert revolving loans to term loans, outside of loan modification programs for borrowers experiencing financial difficulties. The evaluation of whether a borrower is experiencing financial difficulty includes our consideration of all relevant facts and circumstances. See Note 5. Loan Receivables and Allowance for Credit Losses for additional information on our loan modifications to borrowers experiencing financial difficulty.
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
Delinquencies and Non-accruals
Charge-offs are deducted from the allowance for credit losses and are recorded in the period when we judge the principal to be uncollectible, and subsequent recoveries are added to the allowance, generally at the time cash is received on a charged-off account.

Delinquent receivables are those that are 30 days or more past due based on their contractual payments. Non-accrual loan receivables are those on which we have stopped accruing interest. We typically continue to accrue interest until the accounts are charged-off in the period the account becomes 180 days past due, with the exception of non-credit card accounts, for which we stop accruing interest in the period that the account becomes 90 days past due.

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
We charge-off our loans based upon days contractually past due, which is typically 120 days for our unsecured closed-end consumer installment loans and loans secured by collateral and in the period the account becomes 180 days for our unsecured open-end revolving loans. Unsecured consumer loans in bankruptcy are charged-off within 60 days of notification of filing by the bankruptcy court or within contractual charge-off periods, whichever occurs earlier. Credit card loans of deceased account holders are charged-off within 60 days of receipt of notification.
Goodwill and Intangible Assets
We do not amortize goodwill but test it at least annually for impairment at the reporting unit level pursuant to FASB Account Standards Codification ("ASC 350"), Intangibles—Goodwill and Other. A reporting unit is defined under GAAP as the operating segment, or one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. Our single operating segment comprises a single reporting unit, based on the level at which segment management regularly reviews and measures the business operating results.
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
Interest income from loans disclosed as long-term modifications to borrowers experiencing financial difficulty is accounted for in the same manner as other accruing loans. Beginning in late 2024, for borrowers that newly enroll in our short-term modification programs, we no longer charge interest and penalty fees during the term of the program and also typically waive accrued and unpaid interest and fees at the time of enrollment.
Direct loan origination costs on credit card loans are deferred and amortized on a straight-line basis over a one-year period, or based on the effective interest method over the estimated life of the loan for other loan receivables, and are included in interest and fees on loans in our Consolidated Statements of Earnings. See Note 5. Loan Receivables and Allowance for Credit Losses for further detail.
Servicing and other customer-related fees, which include paper statement fees charged to borrowers, totaled $290 million, $180 million, and $36 million for the years ended December 31, 2025, 2024 and 2023, respectively, and are recognized in Other income in our Consolidated Statements of Earnings when the related service is provided or transaction occurs.

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
Acquired Loans
Acquired loans are recorded at fair value, which may result in the recognition of a loan premium or loan discount. For acquired loans with evidence of more-than-insignificant deterioration in credit quality since origination, the initial allowance for credit losses at acquisition is added to the purchase price to determine the initial cost basis of the loans and loan premium or loan discount. Loan premiums and loan discounts are recognized into interest income using the effective interest method over the estimated remaining life of the loans. The Company develops an allowance for credit losses for all purchased loans, which is recognized upon acquisition, similar to that of an originated financial asset. Subsequent changes to the expected credit losses for these loans follow the allowance for credit losses methodology described above under “—Allowance for Credit Losses.”
Retailer Share Arrangements
Most of our program agreements with large retail and digital partners contain retailer share arrangements that provide for payments to our partners if the economic performance of the program exceeds a contractually defined threshold. We also provide other economic benefits to our partners such as royalties on purchase volume or payments for new accounts, in some cases instead of retailer share arrangements (for example, on our co-branded credit cards). Although the share arrangements vary by partner, these arrangements are generally structured to measure the economic performance of the program, based typically on agreed upon program revenues (including interest income and certain other income) less agreed upon program expenses (including interest expense, provision for credit losses, retailer payments and operating expenses), and share portions of this amount above a negotiated threshold. These thresholds and the economic performance of a program are based on, among other things, agreed upon measures of program expenses. On a quarterly basis, we make a judgment as to whether it is probable that the performance threshold will be met under a particular retail partner’s retailer share arrangement. The current period’s estimated contribution to that ultimate expected payment is recorded as a liability. To the extent facts and circumstances change and the cumulative probable payment for prior months has changed, a cumulative adjustment is made to align the retailer share arrangement liability balance with the amount considered probable of being paid relating to past periods.
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

Loyalty Programs
Our loyalty programs are designed to generate increased purchase volume per customer while reinforcing the value of our credit cards and strengthening cardholder loyalty. These programs typically provide cardholders with statement credit or cash back rewards. Other programs include rewards points, which are redeemable for a variety of products or awards, or merchandise discounts that are earned through customers' spending on their private label credit card, Dual Card or general purpose co-branded credit card. We establish a rewards liability based on cash rewards, merchandise discounts and points earned at an average cost per point that are ultimately expected to be redeemed. For the programs we operate, the rewards liability is included in Accrued expenses and other liabilities in our Consolidated Statements of Financial Position. Cash rebates are earned based on a tiered percentage of purchase volume. As points and discounts are redeemed or cash rebates and rewards are issued, the rewards liability is relieved. Certain partners maintain and operate separate loyalty programs for which we make payments to the partner in order to contribute towards the costs of the program. The estimated cost of loyalty programs is classified as a reduction to Other income in our Consolidated Statements of Earnings.
Interest Expense
Interest expense is incurred on our interest-bearing liabilities, which consists of interest-bearing deposit accounts, borrowings of consolidated securitization entities and senior and subordinated unsecured notes, and is recognized as incurred.
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

Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. Preference is given to observable inputs. These inputs create the following fair value hierarchy:
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
New Accounting Standards
Newly Adopted Accounting Standards
In December 2023, the FASB issued Accounting Standard Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires disclosure of specific categories in the rate reconciliation, as well as additional qualitative information about the reconciliation, and additional disaggregated information about income taxes paid. The Company adopted this guidance as of December 31, 2025 on a retrospective basis. See Note 15. Income Taxes for additional information.
Recently Issued But Not Yet Adopted Accounting Standards
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
In November 2025, the FASB issued ASU 2025-08, Financial Instruments – Credit Losses (Topic 326) – Purchased Loans. ASU expands the population of purchased financial assets subject to the gross-up approach in Topic 326. As a result of this update, loans (excluding credit cards) acquired without credit deterioration and deemed “seasoned” as defined in the ASU will follow the gross-up approach at acquisition and the initial allowance for credit losses at acquisition is added to the amortized cost basis of the loans. The Company is currently evaluating the updated guidance, which is effective prospectively beginning January 2027, with early adoption permitted.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), which improves the navigability of the required interim disclosures, provides clarity as to when it is applicable, and provides additional guidance on what disclosures are required in interim reporting periods by establishing a disclosure principle. The guidance is effective for interim reporting periods beginning in 2028 and can be applied either prospectively or retrospectively. The Company is currently evaluating the updated guidance to assess the impact and determining its method of adoption.

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
The Ally Lending acquisition was accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their estimated fair value as of the acquisition date. The valuation of the assets acquired and liabilities assumed was completed in 2024, and during the year ended December 31, 2024, measurement period adjustments were recognized related to the acquisition as detailed in the table below.

($ in millions)	Amounts Recognized as of Acquisition Date (as previously reported as of March 31, 2024)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as adjusted)
Assets acquired
Cash	$34	$—	$34
Loan receivables(a)	1,875	(198)	1,677
Intangible assets, net	23	(5)	18
Other assets	2	—	2
Total	$1,934	$(203)	$1,731

Liabilities assumed
Other liabilities	(16)	2	(14)
Total net identifiable assets acquired	$1,918	$(201)	$1,717
Less: Total cash consideration paid	1,969	—	1,969
Goodwill	$51	$201	$252
_______________________
(a)    Loan discounts are recognized into interest income over the estimated remaining life of the acquired loans.

The amounts above represent the estimated fair values of the respective assets acquired and liabilities assumed as of the date of acquisition. The estimated fair values reflect market participant assumptions about facts and circumstances that existed at the acquisition date. The measurement period adjustments reflected above did not result from events occurring subsequent to the acquisition date. The goodwill recognized related to the acquisition is tax-deductible and reflected the expected synergies and operational efficiencies arising from the transaction.
The acquisition primarily included loan receivables with an unpaid principal balance of $2.2 billion. These loan receivables are reported within Consumer installment loans in Note 5. Loan Receivables and Allowance for Credit Losses. To determine the fair value of loans at acquisition, we estimated expected cash flows and discounted those cash flows using an observable market rate of interest, when available, adjusted for factors that a market participant would consider in determining fair value. In determining fair value, expected cash flows were adjusted to include prepayment, default rate, and loss severity estimates. The difference between the fair value and the amount contractually due was recorded as a loan discount or premium at acquisition. Including the impact of measurement period adjustments, the loan discount at the acquisition date was $469 million, which is amortized into interest income over the estimated remaining life of the loans, as described within Note 2. Basis of Presentation and Summary of Significant Accounting Policies. The interest and fees related to the acquired business are included in our Consolidated Statements of Earnings subsequent to the acquisition date and totaled $320 million for the year ended December 31, 2024. This amount included amortization of the loan discount recognized at acquisition of $162 million. Expense activities, including those associated with the acquired business, are managed for the Company as a whole.

Loans acquired without a more-than-insignificant credit deterioration since origination are measured under the Allowance for Credit Losses model, as described within Note 2. Basis of Presentation and Summary of Significant Accounting Policies. The Company’s best estimate of contractual cash flows not expected to be collected at the date of acquisition was $180 million, which was included within our Allowance for credit losses, and recognized through Provision for credit losses in our Consolidated Statements of Earnings for the year ended December 31, 2024.
Included in the acquisition was $64 million of PCD assets that were not immediately written off at the acquisition date and were subject to specific guidance upon acquisition. An allowance for PCD assets of $39 million was recorded at the date of acquisition. Subsequent to initial recognition, the accounting for the PCD assets generally follows the Allowance for Credit Losses model described within Note 2. Basis of Presentation and Summary of Significant Accounting Policies.
Pets Best
In March 2024, we sold our wholly-owned subsidiary, Pets Best Insurance Services, LLC (“Pets Best”) to Poodle Holdings, Inc. (“Buyer”) for consideration comprising a combination of cash and an equity interest of less than 10% in Independence Pet Holdings, Inc., (“IPH”) an affiliate of Buyer. The sale of Pets Best resulted in the recognition of a gain on sale of $1.1 billion, or $802 million, net of tax, in the three months ended March 31, 2024. The pre-tax gain amount was recognized within the Other component of Other income in our Consolidated Statements of Earnings.
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
NOTE 4.    DEBT SECURITIES
All of our debt securities are classified as available-for-sale and are held to meet our liquidity objectives or to comply with the Community Reinvestment Act (“CRA”). Our debt securities consist of the following:

	December 31, 2025				December 31, 2024
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
($ in millions)	cost	gains	losses	fair value	cost	gains	losses	fair value
U.S. government and federal agency	$1,485	$7	$—	$1,492	$1,841	$3	$—	$1,844
State and municipal	35	—	—	35	17	—	(1)	16
Residential mortgage-backed(a)	318	1	(22)	297	324	—	(35)	289
Asset-backed(b)	509	6	—	515	919	4	(1)	922
Other	8	1	—	9	8	—	—	8
Total(c)	$2,355	$15	$(22)	$2,348	$3,109	$7	$(37)	$3,079
_____________
(a)    All of our residential mortgage-backed securities have been issued by government-sponsored entities and are collateralized by U.S. mortgages.
(b)    Our asset-backed securities are collateralized by credit card and auto loans.
(c)    At December 31, 2025 and 2024, the estimated fair value of debt securities pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve discount window advances was $470 million and $551 million, respectively.

The following table presents the estimated fair values and gross unrealized losses of our available-for-sale debt securities:

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
($ in millions)	fair value	losses	fair value	losses
At December 31, 2025
U.S. government and federal agency	$—	$—	$—	$—
State and municipal	17	—	5	—
Residential mortgage-backed	—	—	229	(22)
Asset-backed	—	—	—	—
Other	—	—	—	—
Total(a)	$17	$—	$234	$(22)

At December 31, 2024
U.S. government and federal agency	$199	$—	$—	$—
State and municipal	12	(1)	3	—
Residential mortgage-backed	5	—	279	(35)
Asset-backed	79	(1)	4	—
Other	—	—	—	—
Total(a)	$295	$(2)	$286	$(35)
______________________
(a)Consists of 211 and 224 securities in gross unrealized loss positions as of December 31, 2025 and 2024, respectively.
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

Contractual Maturities of Investments in Available-for-Sale Debt Securities

At December 31, 2025 ($ in millions)	Due within 1 year	Due after 1 year through 5 years	Due after 5 years through 10 years	Due after 10 years	Total

U.S. government and federal agency	$1,052	$440	$—	$—	$1,492
State and municipal	—	5	—	30	35
Residential mortgage-backed	—	14	141	142	297
Asset-backed	174	341	—	—	515
Other	—	9	—	—	9
Total estimated fair value	$1,226	$809	$141	$172	$2,348

Amortized cost	$1,222	$800	$151	$182	$2,355
Weighted average yield(a)	4.4%	4.3%	1.5%	4.0%	4.2%
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
There were no material realized gains or losses recognized for the years ended December 31, 2025, 2024 and 2023.
Although we generally do not have the intent to sell any specific securities held at December 31, 2025, in the ordinary course of managing our debt securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield, liquidity requirements and funding obligations.

NOTE 5.    LOAN RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

At December 31 ($ in millions)	2025	2024
Credit cards	$96,346	$96,818
Consumer installment loans	5,548	5,971
Commercial credit products	1,833	1,826
Other	81	106
Total loan receivables, before allowance for credit losses(a)(b)(c)	$103,808	$104,721
_______________________
(a)Total loan receivables include $22.4 billion and $21.3 billion of restricted loans of consolidated securitization entities at December 31, 2025 and 2024, respectively. See Note 6. Variable Interest Entities for further information.
(b)At December 31, 2025 and 2024, loan receivables included deferred costs, net of purchase discounts and deferred income, of $(53) million and $(212) million, respectively.
(c)At December 31, 2025 and 2024, $18.3 billion and $20.7 billion, respectively, of loan receivables were pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve discount window advances.

Disposition of Loan Receivables

In October 2025, we sold $0.2 billion of loan receivables associated with one of our retailer program agreements.
Allowance for Credit Losses(a)

($ in millions)	Balance at January 1, 2025	Provision charged to operations(b)	Gross charge-offs	Recoveries	Other(c)	Balance at December 31, 2025
Credit cards	$10,259	$4,750	$(6,673)	$1,452	$1	$9,789
Consumer installment loans	542	326	(386)	61	—	543
Commercial credit products	127	99	(127)	10	—	109
Other	1	1	(1)	—	—	1
Total	$10,929	$5,176	$(7,187)	$1,523	$1	$10,442

($ in millions)	Balance at January 1, 2024	Provision charged to operations(b)	Gross charge-offs	Recoveries	Other(c)	Balance at December 31, 2024
Credit cards	$10,156	$6,005	$(7,133)	$1,224	$7	$10,259
Consumer installment loans	279	595	(416)	45	39	542
Commercial credit products	131	135	(147)	8	—	127
Other	5	(3)	(1)	—	—	1
Total	$10,571	$6,732	$(7,697)	$1,277	$46	$10,929

($ in millions)	Balance at January 1, 2023	Impact of ASU 2022-02 Adoption	Post-Adoption Balance at January 1, 2023	Provision charged to operations(b)	Gross charge-offs	Recoveries	Balance at December 31, 2023
Credit cards	$9,225	$(294)	$8,931	$5,536	$(5,263)	$952	$10,156
Consumer installment loans	208	1	209	259	(218)	29	279
Commercial credit products	87	(1)	86	164	(128)	9	131
Other	7	—	7	(1)	(1)	—	5
Total	$9,527	$(294)	$9,233	$5,958	$(5,610)	$990	$10,571
_______________________
(a)Excluded from the tables above are allowance for credit losses for loan receivables acquired and immediately written off within the period presented.
(b)Provision for credit losses in the Consolidated Statements of Earnings also includes amounts associated with off-balance sheet credit exposures recorded in Accrued expenses and other liabilities in the Consolidated Statements of Financial Position. Such amounts in the year ended December 31, 2025 include those associated with our commitment to purchase a loan portfolio.
(c)Primarily represents allowance for credit losses for purchased credit deteriorated assets.
The reasonable and supportable forecast period used in our estimate of credit losses at December 31, 2025 was 12 months, consistent with the forecast period utilized since the adoption of CECL. Beyond the reasonable and supportable forecast period, we revert to historical loss information at the loan receivables segment level over a 6-month period, and utilize historical loss information thereafter for the remaining life of the portfolio.
Losses on loan receivables, including those which are modified for borrowers experiencing financial difficulty, are estimated and recognized upon origination of the loan, and updated based on expected credit losses for the life of the loan balance at the period end date. Expected credit loss estimates are developed using both quantitative models and qualitative adjustments, and incorporates a macroeconomic forecast, as described within Note 2. Basis of Presentation and Summary of Significant Accounting Policies. The current and forecasted economic conditions at the balance sheet date are reflected in our current estimate of expected credit losses, which includes consideration of the decrease in delinquent balances as a percentage of loan receivables, compared to the prior year period, as well as expectations of the macroeconomic environment. Our allowance for credit losses decreased to $10.4 billion during the year ended December 31, 2025, compared to $10.9 billion at December 31, 2024, primarily reflecting these conditions. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies for additional information on our significant accounting policies related to our allowance for credit losses.
Delinquent and Non-accrual Loans
The following table provides information on our delinquent and non-accrual loans:

At December 31, 2025 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing
Credit cards	$2,223	$2,181	$4,404	$2,181	$—
Consumer installment loans	144	31	175	—	31
Commercial credit products	45	36	81	36	—
Total delinquent loans	$2,412	$2,248	$4,660	$2,217	$31
Percentage of total loan receivables	2.3%	2.2%	4.5%	2.1%	—%

At December 31, 2024 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing
Credit cards	$2,229	$2,431	$4,660	$2,431	$—
Consumer installment loans	139	39	178	—	39
Commercial credit products	45	42	87	42	—
Total delinquent loans	$2,413	$2,512	$4,925	$2,473	$39
Percentage of total loan receivables	2.3%	2.4%	4.7%	2.4%	—%

Credit Quality Indicators
Our loan receivables portfolio includes both secured and unsecured loans. Secured loan receivables are largely comprised of consumer installment loans secured by equipment. Unsecured loan receivables are largely comprised of our open-end consumer and commercial revolving credit card loans. As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, including delinquency information, as well as information from credit bureaus relating to the customer’s broader credit performance. We utilize VantageScore credit data and scores to assist in our assessment of consumer credit quality. VantageScore credit data and scores are obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three credit score categories: (i) 651 or higher, which are considered the strongest credits; (ii) 591 to 650, considered moderate credit risk; and (iii) 590 or less, which are considered weaker credits. There are certain customer accounts, including for our commercial credit products, for which a VantageScore credit score may not be available where we use alternative sources to assess their credit quality and predict behavior. The following table provides the most recent VantageScore credit scores, or equivalent, available for our revolving credit card and commercial credit product customers at December 31, 2025 and 2024, respectively, as a percentage of each class of loan receivables. The table below excludes 0.4% and 0.3% of our total loan receivables balance for our credit cards and commercial credit products at December 31, 2025 and 2024, respectively, which represents those customer accounts for which a VantageScore credit score, or equivalent, is not available.

At December 31	2025			2024
	651 or	591 to	590 or	651 or	591 to	590 or
	higher	650	less	higher	650	less
Credit cards	74%	18%	8%	73%	19%	8%
Commercial credit products	83%	11%	6%	83%	7%	10%
Consumer Installment Loans
Delinquency trends are the primary credit quality indicator for our consumer installment loans, which we use to monitor credit quality and risk within the portfolio. The tables below include information on our consumer installment loans by origination year.
Consumer Installment Loans by Origination Year

	By origination year
At December 31, 2025 ($ in millions)	2025	2024	2023	2022	2021	Prior	Total
Amortized cost basis	$1,959	$1,524	$1,091	$655	$241	$78	$5,548
30-89 days delinquent	$37	$37	$35	$23	$9	$3	$144
90 or more days delinquent	$9	$9	$7	$4	$1	$1	$31

	By origination year
At December 31, 2024 ($ in millions)	2024	2023	2022	2021	2020	Prior	Total
Amortized cost basis	$2,581	$1,761	$1,005	$424	$166	$34	$5,971
30-89 days delinquent	$47	$44	$30	$12	$5	$1	$139
90 or more days delinquent	$13	$13	$9	$3	$1	$—	$39

Gross Charge-offs for Consumer Installment Loans by Origination Year

	By origination year
For the years ended ($ in millions)	2025	2024	2023	2022	2021	Prior	Total
December 31, 2025	$26	$129	$117	$78	$27	$9	$386
December 31, 2024	$—	$55	$178	$117	$46	$20	$416

Loan Modifications to Borrowers Experiencing Financial Difficulty
The following table provides information on our loan modifications made to borrowers experiencing financial difficulty during the periods presented, which do not include loans that are classified as loan receivables held for sale:

For the years ended December 31	2025		2024		2023
($ in millions)	Amount(a)	% of Total Class of Loan Receivables	Amount(a)	% of Total Class of Loan Receivables	Amount(a)	% of Total Class of Loan Receivables
Long-term modifications
Credit cards	$1,608	1.7%	$1,743	1.8%	$1,573	1.6%
Consumer installment loans	—	—%	—	—%	—	—%
Commercial credit products	9	0.5%	10	0.5%	6	0.3%
Short-term modifications
Credit cards	867	0.9%	948	1.0%	628	0.6%
Consumer installment loans	—	—%	—	—%	—	—%
Commercial credit products	2	—%	1	—%	1	—%
Total	$2,486	2.4%	$2,702	2.6%	$2,208	2.1%
_______________________
(a)Represents balance at enrollment date.
Financial Effects of Loan Modifications to Borrowers Experiencing Financial Difficulty
As part of our loan modifications to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability.
For long-term modifications made in the years ended December 31, 2025, 2024 and 2023, the financial effect of these modifications reduced the weighted-average interest rates by 97% for all periods. For short-term modifications made in the years ended December 31, 2025, 2024 and 2023, unpaid balances of $296 million, $316 million and $186 million, respectively, were forgiven related to borrowers who successfully exited the program. Additionally, beginning in late 2024, for borrowers that newly enroll in our short-term loan modification programs, we no longer charge interest and penalty fees during the term of the program and also typically waive accrued and unpaid interest and fees at the time of enrollment.

Performance of Loans Modified to Borrowers Experiencing Financial Difficulty
The following tables provide information on the performance of loans modified to borrowers experiencing financial difficulty which have been modified within the previous 12 months from the applicable balance sheet date and remained in a modification program at the periods presented:

	Amortized cost basis
At December 31, 2025 ($ in millions)	Current	30-89 days delinquent	90 or more days delinquent	Total past due(a)
Long-term modifications
Credit cards	$935	$157	$112	$269
Consumer installment loans	—	—	—	—
Commercial credit products	4	1	1	2
Short-term modifications
Credit cards	54	30	36	66
Consumer installment loans	—	—	—	—
Commercial credit products	—	—	—	—
Total loans modified	$993	$188	$149	$337
Percentage of total loan receivables	1.0%	0.2%	0.1%	0.3%

	Amortized cost basis
At December 31, 2024 ($ in millions)	Current	30-89 days delinquent	90 or more days delinquent	Total past due(a)
Long-term modifications
Credit cards	$987	$169	$136	$305
Consumer installment loans	—	—	—	—
Commercial credit products	4	1	1	2
Short-term modifications
Credit cards	65	37	45	82
Consumer installment loans	—	—	—	—
Commercial credit products	—	—	—	—
Total loans modified	$1,056	$207	$182	$389
Percentage of total loan receivables	1.0%	0.2%	0.2%	0.4%

	Amortized cost basis
At December 31, 2023 ($ in millions)	Current	30-89 days delinquent	90 or more days delinquent	Total past due(a)
Long-term modifications
Credit cards	$861	$180	$141	$321
Consumer installment loans	—	—	—	—
Commercial credit products	2	1	1	2
Short-term modifications
Credit cards	53	32	41	73
Consumer installment loans	—	—	—	—
Commercial credit products	—	—	—	—
Total loans modified	$916	$213	$183	$396
Percentage of total loan receivables	0.9%	0.2%	0.2%	0.4%
___________________
(a)    Once a loan has been modified, it only returns to current status if the borrower pays the total minimum payment due or if the loan is re-aged after three consecutive monthly program payments are received post the modification date.

Payment Defaults
The following table presents loans to borrowers experiencing financial difficulty that enrolled in a long-term modification program within the previous 12 months from the applicable balance sheet date, and experienced a payment default and charged-off during the periods presented:

For the years ended December 31 ($ in millions)	2025	2024	2023
Credit cards	$212	$268	$233
Consumer installment loans	—	—	—
Commercial credit products	1	2	2
Total	$213	$270	$235
Of the loans modified to borrowers experiencing financial difficulty that enrolled in a short-term modification program within the previous 12 months from the applicable balance sheet date, 63%, 61% and 54% had fully completed all required payments and successfully exited the program during the years ended December 31, 2025, 2024 and 2023, respectively.
Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and by applying a consistent underwriting approach for all of our credit products. Unused credit card lines available to our customers totaled approximately $440 billion and $433 billion at December 31, 2025 and 2024, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.
Interest Income by Product
The following table provides additional information about our interest and fees on loans, including merchant discounts, from our loan receivables, including held for sale:

For the years ended December 31 ($ in millions)	2025	2024	2023
Credit cards(a)	$20,683	$20,554	$19,341
Consumer installment loans	824	854	401
Commercial credit products	186	179	150
Other	5	9	10
Total(b)	$21,698	$21,596	$19,902
_______________________
(a)Interest income on credit cards that was reversed related to accrued interest and fees receivables written off was $2.4 billion, $2.4 billion and $1.8 billion for the years ended December 31, 2025, 2024 and 2023, respectively.
(b)Deferred merchant discounts to be recognized in interest income at both December 31, 2025 and December 31, 2024, was $1.8 billion, which are included in Accrued expenses and other liabilities in our Consolidated Statements of Financial Position.

NOTE 6.    VARIABLE INTEREST ENTITIES
We use VIEs to securitize loan receivables and arrange public and private asset-backed financing in the ordinary course of business through Synchrony Card Issuance Trust, as well as private asset-backed financing through Synchrony Credit Card Master Note Trust and Synchrony Sales Finance Master Trust. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE and we did not provide non-contractual support for previously transferred loan receivables to any of these VIEs in the years ended December 31, 2025 and 2024. Our VIEs are able to accept new loan receivables and arrange new asset-backed financings, consistent with the requirements and limitations on such activities placed on the VIE by existing investors. Once an account has been designated to a VIE, the contractual arrangements we have require all existing and future loan receivables originated under such account to be transferred to the VIE. The amount of loan receivables held by our VIEs in excess of the minimum amount required under the asset-backed financing arrangements with investors may be removed by us under removal of accounts provisions. All loan receivables held by a VIE are subject to claims of third-party investors.
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
The table below summarizes the assets and liabilities of our consolidated securitization VIEs described above.

At December 31 ($ in millions)	2025	2024
Assets
Loan receivables, net(a)	$20,457	$19,439
Other assets(b)	46	44
Total	$20,503	$19,483

Liabilities
Borrowings	$8,415	$7,842
Other liabilities	28	27
Total	$8,443	$7,869
_______________________
(a)    Includes $1.9 billion and $1.9 billion of related allowance for credit losses resulting in gross restricted loan receivables of $22.4 billion and $21.3 billion at December 31, 2025 and 2024, respectively.
(b)    Includes $42 million and $40 million of segregated funds held by the VIEs at December 31, 2025 and 2024, respectively, which are classified as restricted cash and equivalents and included as a component of Other assets in our Consolidated Statements of Financial Position.
The balances presented above are net of intercompany balances and transactions that are eliminated in our consolidated financial statements, including amounts related to servicing of the loan receivables held by our VIEs. We provide servicing for all of our consolidated VIEs. Collections are required to be placed into segregated accounts owned by each VIE in amounts that meet contractually specified minimum levels. These segregated funds are invested in cash and cash equivalents and are restricted as to their use, principally to pay maturing principal and interest on debt and the related servicing fees. Collections above these minimum levels are remitted to us on a daily basis.

The table below summarizes selected financial metrics of our consolidated securitization VIEs described above:

For the years ended December 31 ($ in millions)	2025	2024	2023
Interest and fees on loans	$4,377	$4,358	$3,930
Provision for credit losses	$973	$963	$857
Interest expense	$417	$427	$340
These amounts do not include intercompany transactions, which are eliminated in our consolidated financial statements.
Non-consolidated VIEs
As part of our community reinvestment initiatives, we invest in funds that invest in affordable housing properties and receive affordable housing tax credits for these investments. We account for these investments using the proportional amortization method, where the costs of the investment are amortized in proportion to the income tax credits and other income tax benefits received. These investments are included in Other assets within our Consolidated Statements of Financial Position and totaled $943 million and $776 million at December 31, 2025 and December 31, 2024, respectively. At December 31, 2025, we are committed to provide funding related to these investments of $507 million, which is expected to be paid between 2026 and 2042, and is reported within Other liabilities within our Consolidated Statements of Financial Position.
The table below summarizes amortization expense and tax credits and other tax benefits associated with investments in affordable housing properties included in Provision for income taxes in our Consolidated Statements of Earnings:

For the years ended December 31 ($ in millions)	2025	2024	2023
Amortization expense	$143	$90	$71
Tax credits and other benefits	$(171)	$(108)	$(90)
Our other investments in non-consolidated VIEs totaled $301 million and $274 million at December 31, 2025 and 2024, respectively, and are included in Other assets within our Consolidated Statements of Financial Position. At December 31, 2025, the Company also had investment commitments of $194 million related to these investments. We may be required to fund these commitments between 2026 and 2046.
NOTE 7.    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill

($ in millions)	2025	2024
Balance at January 1	$1,274	$1,018
Goodwill recognized upon acquisition(a)	89	252
Change in amounts allocated to disposition of business(b)	—	4
Balance at December 31	$1,363	$1,274
_____________
(a)    Reflects the acquisitions of Versatile Credit, Inc. ("Versatile Credit") in October 2025 and Ally Lending in March 2024.
(b)    The change in the year ended December 31, 2024 was based upon the carrying amount of net assets of Pets Best and the final valuation of consideration received at closing.

Intangible Assets

	2025			2024
At December 31 ($ in millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Capitalized software	$3,072	$(1,921)	$1,151	$2,361	$(1,569)	$792
Other	247	(143)	104	195	(133)	62
Total	$3,319	$(2,064)	$1,255	$2,556	$(1,702)	$854
During the year ended December 31, 2025, we recorded additions to intangible assets of $765 million, primarily related to capitalized software expenditures and intangible assets of $103 million related to the Versatile Credit acquisition in October 2025.
Amortization expense was $363 million, $324 million and $294 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is included as a component of Other expense in our Consolidated Statements of Earnings.
We estimate annual amortization expense for existing intangible assets over the next five calendar years to be as follows:

($ in millions)	2026	2027	2028	2029	2030
Amortization expense	$378	$306	$243	$178	$99
NOTE 8.    DEPOSITS
Deposits

At December 31 ($ in millions)	2025	2024
Interest-bearing deposits:
Money market and other demand deposits	$2,837	$2,264
Savings	29,777	28,605
Certificates of deposit:
Direct	42,229	41,055
Brokered	3,316	5,891
Brokered sweep accounts	2,589	3,849
Total interest-bearing deposits	80,748	81,664
Total non-interest-bearing deposits	396	398
Total deposits	$81,144	$82,062
Certificates of Deposit
At December 31, 2025, our certificates of deposit maturing over the next five years and thereafter were as follows:

($ in millions)	2026	2027	2028	2029	2030	Thereafter
Certificates of deposit	$34,275	$5,490	$2,335	$1,186	$2,070	$189
At December 31, 2025 and 2024, direct certificates of deposit of $12.3 billion and $11.2 billion, respectively, were of denominations at or exceeding applicable FDIC insurance limits, which are generally $250,000 per depositor for each account ownership category. These amounts include partially insured certificates of deposit. At December 31, 2025 and 2024, the portion of these direct certificates of deposit estimated to be uninsured was $4.2 billion and $3.7 billion, respectively. Brokered certificates of deposit are assumed to be individual deposit balances within applicable FDIC insurance limits.

Brokered Sweep Deposits
Our broker network deposit sweeps are procured through a program arranger who channels account deposits to us. Unless extended, the contracts associated with these broker network deposit sweeps will terminate between 2026 and 2029.
NOTE 9.    BORROWINGS

	2025				2024
At December 31 ($ in millions)	Maturity date	Interest Rate	Weighted average interest rate	Outstanding Amount(a)(b)	Outstanding Amount(a)(b)
Borrowings of consolidated securitization entities:
Fixed securitized borrowings	2026 - 2028	4.06% - 5.74%	4.97%	$5,490	$4,917
Floating securitized borrowings	2027 - 2028	4.44% - 4.85%	4.59%	2,925	2,925
Total borrowings of consolidated securitization entities			4.84%	8,415	7,842
Senior unsecured notes:
Synchrony Financial senior unsecured notes:
Fixed senior unsecured notes	2026 - 2031	2.88% - 5.15%	3.90%	2,892	4,637
Fixed-to-floating senior unsecured notes	2029 - 2036	5.02% - 6.00%	5.62%	2,534	745
Synchrony Bank senior unsecured notes:
Fixed senior unsecured notes	2027	5.63%	5.63%	599	1,497
Total senior unsecured notes			4.79%	6,025	6,879
Subordinated unsecured notes:
Synchrony Financial subordinated unsecured notes:
Fixed subordinated unsecured notes	2033	7.25%	7.25%	742	741
Total senior and subordinated unsecured notes			5.06%	6,767	7,620
Total borrowings				$15,182	$15,462
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
Debt Maturities
The following table summarizes the maturities of the principal amount of our borrowings of consolidated securitization entities and senior and subordinated unsecured notes over the next five years and thereafter:

($ in millions)	2026	2027	2028	2029	2030	Thereafter
Borrowings	$2,250	$5,350	$2,925	$1,150	$750	$2,800
Senior Unsecured Notes
The following table summarizes the issuances of Synchrony Financial fixed-to-floating rate senior unsecured notes during the year ended December 31, 2025:

($ in millions):
Issuance Date	Principal Amount	Fixed Interest Rate	Interest Rate Reset Date	Floating Rate Spread(a)	Maturity
March 2025	$800	5.450%	March 6, 2030	168 bps	March 2031
July 2025	$500	5.019%	July 29, 2028	139.5 bps	July 2029
July 2025	$500	6.000%	July 29, 2035	207 bps	July 2036
___________________

(a)Floating rate applicable at interest rate reset date through maturity, based on compounded Secured Overnight Financing Rate plus floating rate spread noted above.
Additional Sources of Liquidity
We have undrawn committed and uncommitted capacity under our credit facilities from private lenders under our securitization programs, subject to customary borrowing conditions, and also have access to the Federal Reserve discount window. At both December 31, 2025 and December 31, 2024, we had:
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
The following tables present our assets measured at fair value on a recurring basis. Liabilities measured at fair value on a recurring basis were not material for the periods presented.
Recurring Fair Value Measurements

At December 31, 2025 ($ in millions)	Level 1	Level 2	Level 3	Total(a)
Assets
Debt securities
U.S. government and federal agency	$—	$1,492	$—	$1,492
State and municipal	—	—	35	35
Residential mortgage-backed	—	297	—	297
Asset-backed	—	515	—	515
Other	—	—	9	9
Other(b)	15	—	7	22
Total	$15	$2,304	$51	$2,370

At December 31, 2024 ($ in millions)	Level 1	Level 2	Level 3	Total(a)
Assets
Debt securities
U.S. government and federal agency	$—	$1,844	$—	$1,844
State and municipal	—	—	16	16
Residential mortgage-backed	—	289	—	289
Asset-backed	—	922	—	922
Other	—	—	8	8
Other(b)	14	—	6	20
Total	$14	$3,055	$30	$3,099
_______________________
(a)    For the years ended December 31, 2025 and 2024, there were no fair value measurements transferred between levels.
(b)    Other is primarily comprised of equity investments measured at fair value, which are included in Other assets in our Consolidated Statements of Financial Position.

Level 3 Fair Value Measurements
Our Level 3 recurring fair value measurements primarily relate to state and municipal and corporate debt instruments, which are valued using non-binding broker quotes or other third-party sources, and financial assets and liabilities for which we have elected the fair value option. For a description of our process to evaluate third-party pricing servicers, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies. Our state and municipal debt securities are classified as available-for-sale with changes in fair value included in Accumulated other comprehensive income in our Consolidated Statements of Financial Position.
The changes in our Level 3 assets and liabilities that are measured on a recurring basis for the years ended December 31, 2025 and 2024 were not material.
Financial Assets and Financial Liabilities Carried at Other Than Fair Value

	Carrying	Corresponding fair value amount
At December 31, 2025 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value(a):
Cash and equivalents	$14,973	$14,973	$14,973	$—	$—
Accrued interest receivable	$27	$27	$27	$—	$—
Other assets(b)	$44	$44	$44	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$93,364	$106,591	$—	$—	$106,591

Financial Liabilities
Financial liabilities for which carrying values equal or approximate fair value(a):
Accrued interest payable	$287	$287	$287	$—	$—
Financial liabilities carried at other than fair value:
Deposits(d)	$81,144	$81,374	$—	$81,374	$—
Borrowings of consolidated securitization entities	$8,415	$8,477	$—	$5,559	$2,918
Senior and subordinated unsecured notes	$6,767	$6,870	$—	$6,870	$—

	Carrying	Corresponding fair value amount
At December 31, 2024 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value(a):
Cash and equivalents	$14,711	$14,711	$14,711	$—	$—
Accrued interest receivable	$25	$25	$25	$—	$—
Other assets(b)	$44	$44	$44	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$93,785	$106,632	$—	$—	$106,632

Financial Liabilities
Financial liabilities for which carrying values equal or approximate fair value(a):
Accrued interest payable	$339	$339	$339	$—	$—
Financial liabilities carried at other than fair value:
Deposits(d)	$82,062	$82,256	$—	$82,256	$—
Borrowings of consolidated securitization entities	$7,842	$7,871	$—	$4,950	$2,921
Senior and subordinated unsecured notes	$7,620	$7,502	$—	$7,502	$—
_______________________
(a)Carrying value approximates fair value as the financial assets and liabilities are liquid in nature or have a short-term maturity.
(b)This balance relates to restricted cash and equivalents, which is included in Other assets in our Consolidated Statements of Financial Position.
(c)Excludes financial assets for which we have elected the fair value option. Under certain retail partner program agreements, the expected sales proceeds in the event of a sale of their credit card portfolio may be limited to the amounts owed by our customers, which may be less than the fair value indicated above.
(d)Includes demand deposits with no defined maturity.

Equity Securities Without Readily Determinable Fair Values

At or for the year ended December 31 ($ in millions)	2025	2024
Carrying Value	$269	$270
Upward adjustments(a)	—	—
Downward adjustments(a)	(8)	(7)
_______________________
(a)    Between January 1, 2018 and December 31, 2025, cumulative upward and downward carrying value adjustments were $201 million and $(17) million, respectively.
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
At December 31, 2025 and 2024, Synchrony Financial met all applicable requirements to be deemed well-capitalized pursuant to Federal Reserve Board regulations. At December 31, 2025 and 2024, the Bank also met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. There are no conditions or events subsequent to December 31, 2025 that management believes have changed the Company’s or the Bank’s capital category.
The actual capital amounts, ratios and the applicable required minimums of the Company and the Bank are as follows:
Synchrony Financial

	Actual		Minimum for capital adequacy purposes
At December 31, 2025 ($ in millions)	Amount	Ratio(a)	Ratio(b)
Total risk-based capital	$16,632	15.8%	8.0%
Tier 1 risk-based capital	$14,464	13.8%	6.0%
Tier 1 leverage	$14,464	12.5%	4.0%
Common equity Tier 1 capital	$13,242	12.6%	4.5%

	Actual		Minimum for capital adequacy purposes
At December 31, 2024 ($ in millions)	Amount	Ratio(a)	Ratio(b)
Total risk-based capital	$17,407	16.5%	8.0%
Tier 1 risk-based capital	$15,239	14.5%	6.0%
Tier 1 leverage	$15,239	12.9%	4.0%
Common equity Tier 1 capital	$14,017	13.3%	4.5%

Synchrony Bank

	Actual		Minimum for capital adequacy purposes	Minimum to be well-capitalized under prompt corrective action provisions
At December 31, 2025 ($ in millions)	Amount	Ratio(a)	Ratio(b)	Ratio
Total risk-based capital	$15,844	15.8%	8.0%	10.0%
Tier 1 risk-based capital	$13,731	13.7%	6.0%	8.0%
Tier 1 leverage	$13,731	12.4%	4.0%	5.0%
Common equity Tier 1 capital	$13,731	13.7%	4.5%	6.5%

	Actual		Minimum for capital adequacy purposes	Minimum to be well-capitalized under prompt corrective action provisions
At December 31, 2024 ($ in millions)	Amount	Ratio(a)	Ratio(b)	Ratio
Total risk-based capital	$15,916	15.8%	8.0%	10.0%
Tier 1 risk-based capital	$13,805	13.7%	6.0%	8.0%
Tier 1 leverage	$13,805	12.4%	4.0%	5.0%
Common equity Tier 1 capital	$13,805	13.7%	4.5%	6.5%
_______________________
(a)Capital ratios are calculated based on the Basel III Standardized Approach rules. Capital amounts and ratios at December 31, 2024 in the above tables reflect the applicable CECL regulatory capital transition adjustment.
(b)At December 31, 2025 and 2024, Synchrony Financial and the Bank also must maintain a stress capital buffer or capital conservation buffer, as applicable, in excess of minimum risk-based capital ratios, which exclude the Tier 1 leverage ratio, by at least 2.5 percentage points to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.
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
Savings Plan
Our U.S. employees are eligible to participate in a qualified defined contribution savings plan that allows them to contribute a portion of their pay to the plan on a pre-tax basis. We make employer contributions to the plan equal to 3% of eligible compensation and make matching contributions of up to 4% of eligible compensation. We also provide certain additional contributions to the plan for employees who were participants in GE's pension plan at the time of Synchrony's separation from GE in November 2015 (the “Separation”). The expenses incurred associated with this plan were $93 million, $93 million and $88 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Health and Welfare Benefits
We provide health and welfare benefits to our employees, including health, dental, prescription drug and vision for which we are self-insured. The expenses incurred associated with these benefits were $161 million, $139 million and $134 million for the years ended December 31, 2025, 2024 and 2023, respectively.

GE Benefit Plans and Reimbursement Obligations
Prior to the Separation, our employees participated in various GE retirement and retiree health and life insurance benefit plans. Certain of these retirement benefits vested as a result of the Separation. Under the terms of the Employee Matters Agreement between us and GE, GE will continue to pay for these benefits and we are obligated to reimburse them. The principal retirement benefits subject to this arrangement are fixed, life-time annuity payments. The estimated liability for our reimbursement obligations to GE for retiree benefits was $165 million at both December 31, 2025 and 2024, respectively, and is included in Accrued expenses and other liabilities in our Consolidated Statements of Financial Position.
NOTE 13.    EARNINGS PER SHARE
Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the assumed conversion of all dilutive securities, which are calculated using the treasury stock method.
The following table presents the calculation of basic and diluted earnings per common share:

	Years ended December 31,
($ in millions, except per share data)	2025	2024	2023
Net earnings	$3,552	$3,499	$2,238
Preferred stock dividends	(83)	(72)	(42)
Net earnings available to common stockholders	$3,469	$3,427	$2,196

Weighted average common shares outstanding, basic	369.9	396.5	421.2
Effect of dilutive securities	4.0	4.1	2.3
Weighted average common shares outstanding, dilutive	373.9	400.6	423.5

Earnings per basic common share	$9.38	$8.64	$5.21
Earnings per diluted common share	$9.28	$8.55	$5.19
We have issued stock-based awards under the Synchrony Financial 2024 Long-Term Incentive Plan, along with prior incentive plans. Awards that were considered anti-dilutive and therefore were excluded from the computation of diluted earnings per common share were less than 1 million shares for both the years ended December 31, 2025 and 2024, and 4 million shares for the year ended December 31, 2023.

NOTE 14.    EQUITY AND OTHER STOCK RELATED INFORMATION
Preferred Stock
At December 31, 2025 and 2024, the Company had 1.25 million shares of preferred stock outstanding, which had previously been approved by our Board for issuance. In addition, subject to approval from the Board, we have the ability to issue additional series of preferred stock up to a maximum of 300 million shares at a par value of $0.001 per share authorized for issuance. The following table summarizes the Company's series of preferred stock issued and outstanding at December 31, 2025 and 2024.

Series	Issuance Date	Redeemable by Issuer Beginning	Per Annum Dividend Rate	Liquidation Preference per Share	Total Shares Outstanding	December 31, 2025	December 31, 2024
($ in millions, except per share data)
Series A(a)	November 14, 2019	November 15, 2024	5.625%	$1,000	750,000	$734	$734
Series B(a)	February 23, 2024	May 15, 2029	8.25%(b)	$1,000	500,000	$488	$488
Total						$1,222	$1,222
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
Dividends and Share Repurchases
During the years ended December 31, 2025, 2024 and 2023, we declared and paid common stock dividends of $1.15, $1.00 and $0.96 per share of common stock, or $427 million, $398 million and $406 million, respectively. We also declared and paid dividends on our series of preferred stock included in the table above totaling $83 million, $72 million and $42 million, for each of the years ended December 31, 2025, 2024 and 2023, respectively.
During the year ended December 31, 2025, the Company repurchased an aggregate of 43.7 million shares of our common stock for $2.9 billion, which does not reflect costs and taxes associated with the purchase of shares. The cost of share repurchases, including direct and incremental costs associated with repurchasing, is recorded as a reduction of shareholder’s equity. In April 2025, we announced that the Board of Directors approved a share repurchase program of up to $2.5 billion through June 30, 2026 (the "2025 plan"). In September 2025, the Board of Directors approved an incremental share repurchase authorization of up to $1.0 billion, through June 30, 2026 (collectively with the April 2025 program, the "2025 program"). At December 31, 2025 we had $1.2 billion remaining under the 2025 program. In all instances, our share repurchase programs are subject to market conditions and other factors, including legal and regulatory restrictions and required approvals, if any.
Synchrony Financial Incentive Programs
We have established the Synchrony Financial 2024 Long-Term Incentive Plan (the "2024 Incentive Plan"), along with prior incentive plans which permit us to issue stock-based, stock-denominated and other awards to officers, employees, consultants and non-employee directors providing services to the Company and our participating affiliates. Available awards under the 2024 Incentive Plan include stock options and stock appreciation rights, restricted stock and restricted stock units (“RSUs”), performance share units (“PSUs”) and other awards valued in whole or in part by reference to, or otherwise based on, our common stock (other stock-based awards), and dividend equivalents. Each RSU is convertible into one share of Synchrony Financial common stock. A total of 26.3 million shares of our common stock (including authorized and unissued shares) are available for granting awards under the 2024 Incentive Plan.
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
Compensation expense related to equity awards is recorded as a component of Employee costs in our Consolidated Statements of Earnings, with a corresponding adjustment to equity, net of tax, included within our Consolidated Statements of Equity. At December 31, 2025, there were 1.1 million stock options issued and outstanding and 6.4 million unvested other stock-based awards, comprising 4.0 million RSUs and 2.4 million PSUs. The total unrecognized compensation cost related to these awards at December 31, 2025 was $152 million, which is expected to be amortized over a weighted average period of 1.8 years.
NOTE 15.    INCOME TAXES
Earnings before Provision for Income Taxes

For the years ended December 31 ($ in millions)	2025	2024	2023
U.S.	$4,574	$4,519	$2,873
Non-U.S.	47	34	31
Earnings before provision for income taxes	$4,621	$4,553	$2,904
Provision for Income Taxes

For the years ended December 31 ($ in millions)	2025	2024	2023
Current provision for income taxes
U.S. federal	$705	$990	$943
U.S. state and local	167	155	171
Non-U.S.	13	7	10
Total current provision for income taxes	885	1,152	1,124

Deferred provision (benefit) for income taxes
U.S. federal	184	(80)	(384)
U.S. state and local	1	(17)	(73)
Non-U.S.	(1)	(1)	(1)
Deferred provision (benefit) for income taxes	184	(98)	(458)
Total provision for income taxes	$1,069	$1,054	$666
Reconciliation of Our Effective Tax Rate to the U.S. Federal Statutory Income Tax Rate

For the years ended December 31 ($ in millions)	2025		2024		2023
Rate Component	Amount	Rate	Amount	Rate	Amount	Rate
U.S. federal statutory income tax rate	$970	21.0%	$956	21.0%	$610	21.0%
U.S. state and local income taxes, net of federal effect	156	3.4	153	3.4	103	3.5
U.S. federal
Tax credits	(58)	(1.3)	(37)	(0.8)	(43)	(1.5)
Nontaxable and nondeductible items	9	0.2	18	0.4	6	0.2
Other reconciling items	15	0.3	8	0.1	12	0.4
Non-U.S. tax effects	1	—	—	—	3	0.1
Changes in prior year uncertain tax benefits	(24)	(0.5)	(44)	(1.0)	(25)	(0.8)
Effective tax rate	$1,069	23.1%	$1,054	23.1%	$666	22.9%

State and Local Income Taxes
The jurisdictions that contributed to the majority of our U.S state and local income taxes are California, Connecticut and New York for all years presented, while Florida, Illinois, New Jersey, Pennsylvania and Texas also contributed to the majority in certain years.
Income Taxes Paid

For the years ended December 31 ($ in millions)	2025	2024	2023
U.S. federal	$559	$922	$941
U.S. state and local
California	43	—	26
All other states	100	156	149
Non-U.S.	8	9	9
Total income taxes paid	$710	$1,087	$1,125
Significant Components of Our Net Deferred Income Taxes

At December 31 ($ in millions)	2025	2024
Assets
Allowance for credit losses	$2,642	$2,718
Compensation and employee benefits	163	133
Other assets	186	216
Total deferred income tax assets before valuation allowance	2,991	3,067
Valuation allowance	(26)	(20)
Total deferred income tax assets	$2,965	$3,047

Liabilities
Original issue discount	$(265)	$(262)
Goodwill and identifiable intangibles	(215)	(197)
Investment securities	(201)	(193)
Other liabilities	(206)	(105)
Total deferred income tax liabilities	(887)	(757)
Net deferred income tax assets	$2,078	$2,290
Unrecognized Tax Benefits
Reconciliation of Unrecognized Tax Benefits

($ in millions)	2025	2024
Balance at January 1	$207	$230
Additions:
Tax positions of the current year	40	39
Tax positions of prior years	2	—
Reductions:
Prior year tax positions	—	(20)
Settlements with tax authorities	—	(7)
Expiration of the statute of limitation	(31)	(35)
Balance at December 31	$218	$207
Portion of balance that, if recognized, would impact the effective income tax rate	$172	$163
The Company continued to participate voluntarily in the IRS Compliance Assurance Process (“CAP”) program for the 2025 tax year. We expect that the IRS review of our 2025 return will be substantially completed prior to its filing in 2026. During the current year, the IRS completed its examination of our 2024 tax year, which was our only other year subject to current IRS audit. Additionally, we are under examination in various states going back to 2019.

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
NOTE 16.     PARENT COMPANY FINANCIAL INFORMATION
The following tables present parent company financial statements for Synchrony Financial. At December 31, 2025, restricted net assets of our subsidiaries were $14.7 billion.
Condensed Statements of Earnings

For the years ended December 31 ($ in millions)	2025	2024	2023
Interest income:
Interest income from subsidiaries	$300	$365	$355
Interest on cash and debt securities	19	41	34
Total interest income	319	406	389
Interest expense:
Interest on senior and subordinated unsecured notes	325	319	335
Total interest expense	325	319	335
Net interest income (expense)	(6)	87	54
Dividends from bank subsidiaries	2,700	600	1,450
Dividends from nonbank subsidiaries	375	147	102
Other income	160	1,214	135
Other expense	243	236	202
Earnings before expense/(benefit) from income taxes	2,986	1,812	1,539
Expense/(benefit) from income taxes	(18)	259	(16)
Equity in undistributed net earnings (loss) of subsidiaries	548	1,946	683
Net earnings	$3,552	$3,499	$2,238

Comprehensive income	$3,563	$3,508	$2,295
Condensed Statements of Financial Position

At December 31 ($ in millions)	2025	2024
Assets
Cash and equivalents	$2,465	$2,680
Debt securities	28	37
Investments in and amounts due from subsidiaries(a)	20,240	19,938
Goodwill	62	30
Other assets	975	945
Total assets	$23,770	$23,630

Liabilities and Equity
Amounts due to subsidiaries	$217	$351
Senior and subordinated unsecured notes	6,168	6,123
Accrued expenses and other liabilities	619	576
Total liabilities	7,004	7,050
Equity:
Total equity	16,766	16,580
Total liabilities and equity	$23,770	$23,630
_____________
(a)     Includes investments in and amounts due from bank subsidiaries of $16.3 billion and $15.7 billion at December 31, 2025 and 2024, respectively.

Condensed Statements of Cash Flows

For the years ended December 31 ($ in millions)	2025	2024	2023
Cash flows - operating activities
Net earnings	$3,552	$3,499	$2,238
Adjustments to reconcile net earnings to cash provided from operating activities
Deferred income taxes	1	122	9
Equity in undistributed net (earnings) loss of subsidiaries	(548)	(1,946)	(683)
Gain on sale of business	—	(1,069)	—
All other operating activities	163	169	101
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions
(Increase) decrease in other assets	(39)	(16)	19
Increase (decrease) in accrued expenses and other liabilities	34	(15)	21
Cash provided from (used for) operating activities	3,163	744	1,705

Cash flows - investing activities
Net (increase) decrease in investments in and amounts due from subsidiaries	232	95	(898)
Maturity and sales of debt securities	10	12	14
Proceeds from sale of business	—	594	—
All other investing activities	(10)	(5)	(45)
Cash provided from (used for) investing activities	232	696	(929)

Cash flows - financing activities
Senior and subordinated unsecured notes
Proceeds from issuance of senior and subordinated unsecured notes	1,788	745	740
Maturities and repayment of senior unsecured notes	(1,750)	(1,850)	—
Proceeds from issuance of preferred stock	—	488	—
Dividends paid on preferred stock	(83)	(72)	(42)
Purchases of treasury stock	(2,941)	(1,008)	(1,112)
Dividends paid on common stock	(427)	(398)	(406)
Increase (decrease) in amounts due to subsidiaries	(136)	82	(7)
All other financing activities	(61)	39	(22)
Cash provided from (used for) financing activities	(3,610)	(1,974)	(849)

Increase (decrease) in cash and equivalents	(215)	(534)	(73)
Cash and equivalents at beginning of year	2,680	3,214	3,287
Cash and equivalents at end of year	$2,465	$2,680	$3,214

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
Pursuant to ASC 280, Segment Reporting, operating segments represent components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance.
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

The following table presents segment information for the periods presented herein:

For the years ended December 31 ($ in millions)	2025	2024	2023
Interest and fees on loans	$21,698	$21,596	$19,902
Interest on cash and debt securities	903	1,049	808
Total interest income	22,601	22,645	20,710
Total interest expense	4,135	4,634	3,711
Net interest income	18,466	18,011	16,999

Retailer share arrangements	(4,005)	(3,407)	(3,661)

Reserve build (release)	(439)	313	1,345
Net charge-offs	5,664	6,420	4,620
Provision for credit losses	5,225	6,733	5,965

Other income:
Other income	520	452	289
Gain on sale of business (Note 3)	—	1,069	—
Total other income	520	1,521	289

Other expense:
Employee costs	2,093	1,872	1,884
Professional fees	936	936	842
Marketing and business development	511	524	527
Information processing	899	803	712
Fraud-related operational losses	189	192	288
Other segment items(a)	507	512	505
Total other expense	5,135	4,839	4,758

Provision for income taxes	1,069	1,054	666

Net earnings	$3,552	$3,499	$2,238

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

Controls and Procedures
____________________________________________________________________________________________
Evaluation of Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), and based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
Changes in Internal Control Over Financial Reporting
There was no change in internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 and has concluded that such internal control over financial reporting is effective. There are no material weaknesses in the Company’s internal control over financial reporting that have been identified by the Company’s management.
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2025 and has also issued an audit report, which is included in “Consolidated Financial Statements and Supplementary Data” of this Form 10-K Report, on internal control over financial reporting as of December 31, 2025 under Auditing Standard No. 2201 of the Public Company Accounting Oversight Board (“PCAOB”).

OTHER KEY INFORMATION
Properties
____________________________________________________________________________________________
Our corporate headquarters are located on a site in Stamford, Connecticut that we lease from a third party.
In addition to those set forth below, we also maintain offices at a few of our U.S. partner locations pursuant to servicing, lease or license agreements, and also lease certain data center facilities located in the United States.
We believe our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our operations.
The table below sets forth selected information on our principal facilities.

Location	Owned/Leased
Corporate Headquarters:
Stamford, CT	Leased

Bank Headquarters:
Draper, UT	Leased

Customer Service Centers:
Altamonte Springs, FL	Leased
Hyderabad, India	Leased
Cebu, Philippines	Leased
Manila, Philippines	Leased

Other Support Centers:
Alpharetta, GA	Leased
Bentonville, AR	Leased
Champaign, IL	Leased
Chicago, IL	Leased
Costa Mesa, CA	Leased
Mechanicsburg, PA	Leased
New York, NY	Leased
Washington, DC	Leased
West Chester, OH	Leased
Kolkata, India	Leased

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
____________________________________________________________________________________________
Market Information
Our common stock trades on the New York Stock Exchange under the symbol “SYF.”
The following table reflects the cash dividends we declared for the periods indicated.

Cash dividends declared
($ in dollars)
2025
Fourth quarter	$0.30
Third quarter	$0.30
Second quarter	$0.30
First quarter	$0.25

2024
Fourth quarter	$0.25
Third quarter	$0.25
Second quarter	$0.25
First quarter	$0.25
Holders
At January 30, 2026, the approximate number of holders of record of common stock was 1,762.
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

Performance Graph
The following graph compares the cumulative total stockholders return (rounded to the nearest whole dollar) of the Company's common stock, the S&P 500 Stock Index and the S&P 500 Financials Index for the period from December 31, 2020 through December 31, 2025. The graph assumes an initial investment of $100 on December 31, 2020. The cumulative returns for the Company's common stock and financial indices assume full reinvestment of dividends. This graph does not forecast future performance of the Company's common stock.

Comparison of 5-Year Cumulative Total Return
$280.00
$260.00
$240.00
$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
2020
2021
2022
2023
2024
2025
Synchrony Financial
S&P 500 Index
S&P Financials Index

	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
Synchrony Financial	$100.00	$136.39	$98.98	$118.56	$206.29	$269.47
S&P 500	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
S&P 500 Financials	$100.00	$135.04	$120.82	$135.49	$176.89	$203.47
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock primarily related to our share repurchase program that were made by us or on our behalf during the three months ended December 31, 2025.

($ in millions, except per share data)	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program(b)(c)
October 1 - 31, 2025	5,150,313	$73.79	5,108,025	$1,761.8
November 1 - 30, 2025	7,843,975	$73.29	7,843,022	$1,187.0
December 1 - 31, 2025	103	$78.21	—	$1,187.0
Total	12,994,391	$73.49	12,951,047	$1,187.0
_______________________
(a)Includes 42,288 shares, 953 shares and 103 shares withheld in October, November and December, respectively, to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying performance stock awards, restricted stock awards or upon the exercise of stock options.
(b)Amounts exclude commission costs.
(c)In April 2025, we announced that the Board of Directors approved a share repurchase program of up to $2.5 billion through June 30, 2026. In September 2025, the Board approved an incremental share repurchase authorization of up to $1.0 billion, through June 30, 2026.

Other Information
____________________________________________________________________________________________
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2025, certain of our directors and executive officers adopted trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Information regarding these Rule 10b5-1 trading arrangements is presented in the table below. No other directors or officers of the Company adopted modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each such term is defined in item 408(a) of Regulation S-K, during the three months ended December 31, 2025.

Name	Title	Action Taken (Adoption or Termination Date)	Duration(1)	Aggregate Number of Securities to be Sold(2)
Alberto Casellas	Executive Vice President & CEO, Health & Wellness	Adoption (10/27/2025)	12/31/2026	80,839
Brian Doubles	Director; President & CEO	Adoption (10/27/2025)	12/31/2026	217,554
Courtney Gentleman	Executive Vice President & CEO, Diversified & Value	Adoption (11/05/2025)	12/31/2026	19,295
Carol Juel	Executive Vice President & Chief Technology and Operating Officer	Adoption (11/11/2025)	12/31/2026	75,723
Darrell Owens	Executive Vice President & CEO, Lifestyle	Adoption (10/17/2025)	11/2/2026	16,515
Bart Schaller	Executive Vice President & CEO, Digital	Adoption (10/29/2025)	12/31/2026	55,805
Brian Wenzel	Executive Vice President & Chief Financial Officer	Adoption (10/31/2025)	12/31/2026	85,613
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

4.10	Form of 3.700% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on August 4, 2016)
4.11	Form of 3.950% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on December 1, 2017)
4.12	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 5 to Form S-1 Registration Statement filed by Synchrony Financial on July 18, 2014 (No. 333-194528))
4.13	Form of 5.150% Senior Notes due 2029 (incorporated by reference to Exhibit 4.3 of Form 8-K filed by Synchrony Financial on March 19, 2019)
4.14	Form of 2.875% Senior Notes due 2031 (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on October 28, 2021)
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

4.17	Form of Depositary Receipt – Series A (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on November 14, 2019)
4.18
Indenture, dated as of February 2, 2023, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on February 2, 2023)

4.19
First Supplemental Indenture, dated as of February 2, 2023, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on February 2, 2023)

4.20	Form of 7.250% Subordinated Notes due 2033 (incorporated by reference to Exhibit 4.3 of Form 8-K filed by Synchrony Financial on February 2, 2023)
4.21
Certificate of Designations of 8.250% Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B, dated February 22, 2024 (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on February 23, 2024)

4.22
Deposit Agreement, dated February 23, 2024, by and among the Company, Computershare Inc. and Computershare Trust Company, N.A., collectively as Depositary, and the holders from time to time of the depositary receipts described therein ((incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on February 23, 2024)

4.23	Form of Depositary Receipt – Series B (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on February 23, 2024)
4.24
Twelfth Supplemental Indenture, dated as of August 2, 2024, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on August 2, 2024)

4.25	Form of 4.935% Fixed-to-Floating Rate Senior Notes due 2030 (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on August 2, 2024)
4.26
Thirteenth Supplemental Indenture, dated as of March 6, 2025, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 on Form 8-K filed by Synchrony Financial on March 6, 2025)

4.27	Form of 5.450% Fixed-to-Floating Rate Senior Notes due 2031 (incorporated by reference to Exhibit 4.2 on Form 8-K filed by Synchrony Financial on March 6, 2025)
4.28
Fourteenth Supplemental Indenture, dated as of July 29, 2025, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 on Form 8-K filed by Synchrony Financial on July 29, 2025)

4.29	Form of 5.019% Fixed-to-Floating Rate Senior Notes due 2029 (incorporated by reference to Exhibit 4.2 on Form 8-K filed by Synchrony Financial on July 29, 2025)
4.30	Form of 6.000% Fixed-to-Floating Rate Senior Notes due 2036 (incorporated by reference to Exhibit 4.3 on Form 8-K filed by Synchrony Financial on July 29, 2025)
4.31*	Description of Registrant's Securities
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

10.122+
Amended and Restated form of agreement for awards under Synchrony 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the quarterly report on Form 10-Q filed by Synchrony Financial on April 25, 2019)

10.123+
Amended and Restated form of agreement for awards of Performance Share Units under Synchrony 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the quarterly report on Form 10-Q filed by Synchrony Financial on April 25, 2019)

10.124+	Synchrony Financial Amended and Restated 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the quarterly report on Form 10-Q filed by Synchrony Financial on October 24, 2019)
10.125+
Synchrony Financial Amended and Restated Change in Control Severance Plan (incorporated by reference to Exhibit 10.2 of the quarterly report on Form 10-Q filed by Synchrony Financial on October 24, 2019)

10.126+
First Amendment to Synchrony Financial Amended and Restated Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 of the quarterly report on Form 10-Q filed by Synchrony Financial on October 22, 2020)

10.127+	First Amendment to the Synchrony Financial Restoration Plan (incorporated by reference to Exhibit 10.3 of the quarterly report on Form 10-Q filed by Synchrony Financial on October 24, 2019)
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
10.132+
Form of agreement for awards of Restricted Stock units under the Synchrony Financial 2024 Long-Term Incentive Plan to directors (incorporated by reference to Exhibit. 10.2 of the quarterly report on Form 10-Q filed by Synchrony Financial on July 19, 2024)

10.133+
Form of agreement for awards of Restricted Stock Units under the Synchrony Financial 2024 Long-Term Incentive Plan (incorporated by reference to Exhibit. 10.3 of the quarterly report on Form 10-Q filed by Synchrony Financial on July 19, 2024)

10.134+
Form of agreement for awards of Performance Share Units under the Synchrony Financial 2024 Long-Term Incentive Plan (incorporated by reference to Exhibit. 10.4 of the quarterly report on Form 10-Q filed by Synchrony Financial on July 19, 2024)

10.135
Supplement No. 1 to Amended and Restated Master Indenture, dated as of May 20, 2024, between Synchrony Card Issuance Trust, as Issuer, and The Bank of New York Mellon, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Card Issuance Trust and Synchrony Card Funding, LLC on May 21, 2024 (No. 333-224689 and 333-224689-01))

10.136+*	Amendment No.1 to Synchrony Financial 2024 Long-Term Incentive Plan
19*	Synchrony Financial Insider Trading Policy
21*	Subsidiaries of the Registrant
23*	Consent of KPMG LLP
24*	Powers of Attorney (included on the signature page)
31(a)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

31(b)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended
32*	Certification Pursuant to 18 U.S.C. Section 1350
97*	Policy Relating to Recovery of Erroneously Awarded Compensation
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included as Exhibit 101)
______________________
*Filed electronically herewith.
†Confidential treatment granted to certain portions, which portions have been provided separately to the Securities and Exchange Commission.
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(b) of this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2025, to be signed on its behalf by the undersigned, and in the capacity indicated, thereunto duly authorized in the City of Stamford and State of Connecticut on the 6th day of February 2026.

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

Signature	Title	Date

/s/ Brian D. Doubles	Principal Executive Officer Director	February 6, 2026
Brian D. Doubles Director and Chief Executive Officer

/s/ Brian J. Wenzel Sr.	Principal Financial Officer	February 6, 2026
Brian J. Wenzel Sr. Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

/s/ Amy L. Tiliakos	Principal Accounting Officer	February 6, 2026
Amy L. Tiliakos Senior Vice President and Controller

/s/ Fernando Aguirre	Director	February 6, 2026
Fernando Aguirre

/s/ Paget L. Alves	Director	February 6, 2026
Paget L. Alves

/s/ Kamila Chytil	Director	February 6, 2026
Kamila Chytil

/s/ Daniel Colao	Director	February 6, 2026
Daniel Colao

/s/ Arthur W. Coviello, Jr.	Director	February 6, 2026
Arthur W. Coviello, Jr.

/s/ Deborah Ellinger	Director	February 6, 2026
Deborah Ellinger

/s/ Roy A. Guthrie	Director	February 6, 2026
Roy A. Guthrie

/s/ Jeffrey G. Naylor	Director	February 6, 2026
Jeffrey G. Naylor

/s/ P.W. Parker	Director	February 6, 2026
P.W. Parker

/s/ Laurel J. Richie	Director	February 6, 2026
Laurel J. Richie

/s/ Ellen M. Zane	Director	February 6, 2026
Ellen M. Zane