Form 10-Q
period 2026-03-31
Synchrony Financial
filed 2026-04-23
CIK 1601712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 17, 2026 was 336,951,336.

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
•“Fitch” are to Fitch Ratings, Inc.;
•“Moody's” are to Moody’s Investor Services, Inc.; and
•“VantageScore” are to a credit score developed by the three major credit reporting agencies which is used as a means of evaluating the likelihood that credit users will pay their obligations.
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
For a description of certain other terms we use, including “active account” and “purchase volume,” see the notes to “Management’s Discussion and Analysis—Results of Operations—Other Financial and Statistical Data” in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “2025 Form 10-K”). There is no standard industry definition for many of these terms, and other companies may define them differently than we do.

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

Cautionary Note Regarding Forward-Looking Statements:
Various statements in this Quarterly Report on Form 10-Q may contain “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “targets,” “outlook,” “estimates,” “will,” “should,” “may,” “aim,” “focus,” “goal,” “confident,” “trajectory,” “priorities,” “designed,” “consider,” “opportunity” or words of similar meaning, but these words are not the exclusive means of identifying forward-looking statements.
Forward-looking statements are based on management’s current expectations and assumptions, and are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, actual results could differ materially from those indicated in these forward-looking statements. Factors that could cause actual results to differ materially include global political, economic, business, competitive, market, regulatory and other factors and risks, such as: the impact of macroeconomic and geopolitical conditions, including factors impacting consumer confidence and economic growth in the United States, such as inflation, interest rates, tariffs (including retaliatory tariffs), energy prices, global conflicts and an economic downturn or recession, and whether industry trends we have identified develop as anticipated; the impact of changes made or influenced by the U.S. presidential administration and Congress on fiscal, monetary and regulatory policy, including with respect to constraints on the pricing of our credit products; the impact of the federal government shutdowns; retaining existing partners and attracting new partners, concentration of our revenue in a small number of partners, and promotion and support of our products by our partners; cyber-attacks or other security incidents or breaches; disruptions in the operations of our and our outsourced partners' computer systems and data centers; the financial performance of our partners; product, pricing and policy changes related to the Consumer Financial Protection Bureau’s (the “CFPB”) final rule on credit card late fees, which was vacated in April 2025; the sufficiency of our allowance for credit losses and the accuracy of the assumptions or estimates used in preparing our financial statements, including those related to the CECL accounting guidance; higher borrowing costs and adverse financial market conditions impacting our funding and liquidity, and any reduction in our credit ratings; our ability to grow our deposits in the future; damage to our reputation; our ability to securitize our loan receivables, occurrence of an early amortization of our securitization facilities, and lower payment rates on our securitized loan receivables; changes in benchmark or market interest rates; effectiveness of our risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, and our ability to manage our credit risk; our ability to offset increases in our costs in retailer share arrangements; competition in the consumer finance industry; our concentration in the U.S. consumer credit market and susceptibility to market fluctuations and legislative and regulatory developments; our ability to successfully develop and commercialize new or enhanced products and services; our ability to realize the value of acquisitions, dispositions and strategic investments; reductions in interchange fees; fraudulent activity; failure of third-parties to provide various services that are important to our operations; international risks and compliance and regulatory risks and costs associated with international operations; alleged infringement of intellectual property rights of others and our ability to protect our intellectual property; litigation, regulatory actions and compliance issues; our ability to attract, retain and motivate key officers and employees; tax legislation initiatives or challenges to our tax positions and/or interpretations, and state sales tax rules and regulations; regulation, supervision, examination and enforcement of our business by governmental authorities, the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and other legislative and regulatory developments and the impact of the CFPB's regulation of our business, including new requirements and constraints that Synchrony and the Bank are or will become subject to as a result of having $100 billion or more in total assets; impact of capital adequacy rules and liquidity requirements; restrictions that limit our ability to pay dividends and repurchase our common stock, and restrictions that limit the Bank’s ability to pay dividends to us; regulations relating to privacy, information security and data protection; use of third-party vendors and ongoing third-party business relationships; and failure to comply with anti-money laundering and anti-terrorism financing laws.
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this report and in our public filings, including under the heading “Risk Factors Relating to Our Business” and “Risk Factors Relating to Regulation” in our 2025 Form 10-K. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties, or potentially inaccurate assumptions that could cause our current expectations or beliefs to change. Further, any forward-looking statement, including under the heading "Business Trends and Conditions" below, speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report and in our 2025 Form 10-K. The discussion below contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations. See “Cautionary Note Regarding Forward-Looking Statements.”
Introduction and Business Overview ____________________________________________________________________________________________
We are a premier consumer financial services company delivering one of the industry's most complete digitally-enabled product suites. Our experience, expertise and scale encompass a broad spectrum of industries including digital, health and wellness, retail, telecommunications, home, auto, outdoor, pet and more. We have an established and diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” For the three months ended March 31, 2026, we financed $43.0 billion of purchase volume and had 68.8 million average active accounts and at March 31, 2026, we had $100.1 billion of loan receivables.
We offer our credit products primarily through our wholly-owned subsidiary, the Bank. In addition, through the Bank, we offer, directly to retail, affinity relationships and commercial customers, a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”), including certificates of deposit, individual retirement accounts (“IRAs”), money market accounts, savings accounts and sweep and affinity deposits. We also take deposits at the Bank through third-party firms that offer our FDIC-insured deposit products to their customers. Our deposit base has continued to serve as a source of stable and diversified low-cost funding for our credit activities. At March 31, 2026, we had $82.9 billion in deposits, which represented 83% of our total funding sources.
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

Home & Auto
Our Home & Auto sales platform provides comprehensive payments and financing solutions with integrated in-store and digital experiences through a broad network of partners and merchants providing home and automotive merchandise and services, as well as our Synchrony Car Care network and Synchrony HOME credit card offering. Our Home & Auto sales platform partners include a wide range of key retailers in the home improvement, furniture, bedding, flooring, appliance and electronics industries, such as Ashley HomeStores, Inc., Floor & Decor, Lowe's, and Mattress Firm, as well as automotive merchandise and services, such as Chevron and Discount Tire. In addition, we also have program agreements with manufacturers, buying groups and industry associations, such as Generac, Nationwide Marketing Group and the Home Furnishings Association.
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
Corp, Other
Corp, Other includes activity and balances related to certain program agreements with retail partners and merchants that will not be renewed beyond their current expiration date and certain programs that were previously terminated, which are not managed within the five sales platforms discussed above, as well as fee income generated from Versatile Credit. Corp, Other also includes amounts related to changes in the fair value of equity investments and realized gains or losses associated with the sale of businesses and investments.

Our Credit Products
____________________________________________________________________________________________
Through our sales platforms, we offer three principal types of credit products: credit cards, commercial credit products and consumer installment loans. We also offer our Payment Security program, which is a debt cancellation product.
The following table sets forth each credit product by type and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at March 31, 2026:

		Promotional Offer
Credit Product	Standard Terms Only	Deferred Interest	Other Promotional	Total
Credit cards	62.7%	17.3%	12.7%	92.7%
Commercial credit products	1.9	—	—	1.9
Consumer installment loans	—	0.1	5.2	5.3
Other	0.1	—	—	0.1
Total	64.7%	17.4%	17.9%	100.0%
Credit Cards
We offer the following principal types of credit cards:
•Private Label Credit Cards. Private label credit cards are partner-branded credit cards (e.g., Lowe’s or Amazon) or program-branded credit cards (e.g., Synchrony Car Care or CareCredit) that are used primarily for the purchase of goods and services from the partner or within the program network. In addition, in some cases, cardholders may be permitted to access their credit card accounts for cash advances. Credit under our private label credit cards is extended either on standard terms only or pursuant to a promotional financing offer.
•Co-Branded Cards. Our co-branded cards comprise our patented Dual Cards and general purpose co-branded credit cards. Our Dual Cards are credit cards that function as private label credit cards when used to purchase goods and services from our partners, and as general purpose credit cards when used to make purchases from other retailers wherever cards from those card networks are accepted or for cash advance transactions. We also offer a Synchrony-branded general purpose credit card. Our co-branded cards are offered across all of our sales platforms and credit is typically extended on standard terms only. We offer co-branded cards through over 15 of our large partners, of which the majority are Dual Cards, as well as our CareCredit Dual Card. Our consumer co-branded cards totaled 34% of our total loan receivables portfolio at March 31, 2026.
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

Business Trends and Conditions
____________________________________________________________________________________________
We believe our business and results of operations will be impacted in the future by various trends and conditions. For a discussion of certain trends and conditions, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Trends and Conditions” in our 2025 Form 10-K. For a discussion of how certain trends and conditions impacted the three months ended March 31, 2026, see “—Results of Operations.”

Seasonality
____________________________________________________________________________________________
Our business is typically influenced by a seasonal pattern, with purchase volume and loan receivables typically rising beginning in the third quarter and generally peaking in fourth quarter, including the impacts of consumer spending for U.S. holidays, then declining through the first and second quarters as customers pay their balances down.
Delinquency rates and delinquent loan receivables balances typically rise in the third and fourth quarters as customer payment rates decline, resulting in higher net charge-off rates in the first half of the calendar year. Delinquent loan receivables at year-end are more likely to return to current status than those delinquent at interim period ends. Consistent with this historical experience, our allowance for credit losses as a percentage of total loan receivables is generally higher at interim period ends than at year-end and may increase mid-year even when certain credit metrics improve.
These seasonal impacts to purchase volume and our loan receivables balances may materially affect our results of operations, delinquency metrics and the allowance for credit losses as a percentage of total loan receivables with the most pronounced effects typically occurring between the fourth quarter and the subsequent first quarter. Our loan receivables decreased by $3.7 billion, or 3.6% to $100.1 billion at March 31, 2026 compared to $103.8 billion at December 31, 2025, and our allowance for credit losses as a percentage of total loan receivables increased to 10.42% at March 31, 2026, from 10.06% at December 31, 2025, reflecting these same seasonal trends.

Results of Operations
____________________________________________________________________________________________
Summary Highlights for the Three Months Ended March 31, 2026
Earnings

	Three months ended March 31,
($ in millions)	2026	2025
Interest income	$5,603	$5,550
Interest expense	968	1,086
Net interest income	4,635	4,464
Retailer share arrangements	(1,070)	(895)
Provision for credit losses	1,335	1,491
Net interest income, after retailer share arrangements and provision for credit losses	2,230	2,078
Other income	133	149
Other expense	1,316	1,243
Earnings before provision for income taxes	1,047	984
Provision for income taxes	242	227
Net earnings	$805	$757
Net earnings available to common stockholders	$784	$736
Trends disclosed below are compared to the three months ended March 31, 2025, as applicable, except as otherwise noted.
Net earnings increased to $805 million from $757 million for the three months ended March 31, 2026, primarily reflecting the following key drivers:
•Increase in net interest income of $171 million, primarily driven by lower interest expense and an increase in interest and fees on loans of 1.9%, partially offset by lower interest income on our liquidity portfolio.
•Decrease in provision for credit losses of $156 million, primarily driven by lower net charge-offs, partially offset by a $97 million reserve release in the prior year period.
•These drivers were partially offset by higher retailer share arrangements of $175 million and higher other expense of $73 million.
Loan receivables and Asset Quality
•Loan receivables were flat at $100.1 billion at March 31, 2026, reflecting higher purchase volume offset by the effects of higher payment rates.
•Over-30 day loan delinquencies as a percentage of period-end loan receivables increased 2 basis points to 4.54% at March 31, 2026 from 4.52% at March 31, 2025. The net charge-off rate decreased 96 basis points to 5.42% for the three months ended March 31, 2026.
•Our allowance coverage ratio (allowance for credit losses as a percentage of period-end loan receivables) decreased to 10.42% at March 31, 2026, as compared to 10.87% at March 31, 2025.
Funding, Liquidity and Capital
•At March 31, 2026, deposits represented 83% of our total funding sources. Total deposits increased by 2.2% to $82.9 billion at March 31, 2026, compared to December 31, 2025.
•During the three months ended March 31, 2026, we repurchased $900 million of our outstanding common stock, and declared and paid cash dividends of $0.30 per share, or $104 million in the aggregate.

•In April 2026, the Company announced that the Board approved a new share repurchase program of up to $6.5 billion of the Company’s common stock, which commences in the second quarter of 2026 and, in a change from our prior share repurchase programs, does not have an expiration date. The new share repurchase program replaces the Company’s prior program, which was scheduled to expire on June 30, 2026. The pace and amount of share repurchases under the program are flexible, and will be executed from time to time subject to various factors, including capital levels, financial performance, market conditions and legal and regulatory requirements, and in accordance with our capital plans. In addition, the Board approved a planned increase to our quarterly dividend to $0.34 per common share commencing in the third quarter of 2026.
2026 Partner Agreements
During the three months ended March 31, 2026, and to date, we continued to expand and diversify our portfolio with the addition or renewal of more than 15 partners, which included the following:

New partnerships:
• Indian Motorcycle	Lifestyle

Program extensions:
• Harbor Freight	Home & Auto
• Miracle-Ear	Health & Wellness
•Expanded CareCredit partnerships with pet insurance providers, Figo and Embrace, to enable reimbursements back to CareCredit accounts, making the solution available for more than 1.7 million pets.

Other Financial and Statistical Data
The following table sets forth certain other financial and statistical data for the periods indicated:

	At and for the
	Three months ended March 31,
($ in millions)	2026	2025
Financial Position Data (Average):
Loan receivables, including held for sale	$100,693	$101,021
Total assets	$120,048	$120,493
Deposits	$82,118	$82,788
Borrowings	$15,538	$16,041
Total equity	$16,771	$16,695
Selected Performance Metrics:
Purchase volume(1)(2)	$42,984	$40,720
Home & Auto	$9,443	$9,446
Digital	$13,499	$12,479
Diversified & Value	$14,926	$13,732
Health & Wellness	$3,871	$3,774
Lifestyle	$1,245	$1,168
Corp, Other	$—	$121
Average active accounts (in thousands)(2)(3)	68,815	69,315
Net interest margin(4)	15.50%	14.74%
Net charge-offs	$1,346	$1,588
Net charge-offs (annualized) as a % of average loan receivables, including held for sale	5.42%	6.38%
Allowance coverage ratio(5)	10.42%	10.87%
Return on assets(6)	2.7%	2.5%
Return on equity(7)	19.5%	18.4%
Equity to assets(8)	13.97%	13.86%
Other expense (annualized) as a % of average loan receivables, including held for sale	5.30%	4.99%
Efficiency ratio(9)	35.6%	33.4%
Effective income tax rate	23.1%	23.1%
Selected Period-End Data:
Loan receivables	$100,085	$99,608
Allowance for credit losses	$10,428	$10,828
30+ days past due as a % of period-end loan receivables(10)	4.54%	4.52%
90+ days past due as a % of period-end loan receivables(10)	2.28%	2.29%
Total active accounts (in thousands)(2)(3)	67,828	67,787
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

Average Balance Sheet
The following table sets forth information for the periods indicated regarding average balance sheet data, which are used in the discussion of interest income, interest expense and net interest income that follows:

	2026			2025
Three months ended March 31, ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$17,992	$163	3.67%	$18,539	$203	4.44%
Securities available for sale	2,595	27	4.22%	3,231	35	4.39%
Loan receivables, including held for sale(3):
Credit cards	93,290	5,152	22.40%	93,241	5,055	21.99%
Consumer installment loans	5,465	188	13.95%	5,833	211	14.67%
Commercial credit products	1,857	72	15.72%	1,842	45	9.91%
Other	81	1	5.01%	105	1	3.86%
Total loan receivables, including held for sale	100,693	5,413	21.80%	101,021	5,312	21.33%
Total interest-earning assets	121,280	5,603	18.74%	122,791	5,550	18.33%
Non-interest-earning assets:
Cash and due from banks	976			868
Allowance for credit losses	(10,431)			(10,936)
Other assets	8,223			7,770
Total non-interest-earning assets	(1,232)			(2,298)
Total assets	$120,048			$120,493
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$81,704	$770	3.82%	$82,370	$882	4.34%
Borrowings of consolidated securitization entities	8,482	106	5.07%	8,191	104	5.15%
Senior and subordinated unsecured notes	7,056	92	5.29%	7,850	100	5.17%
Total interest-bearing liabilities	97,242	968	4.04%	98,411	1,086	4.48%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	414			418
Other liabilities	5,621			4,969
Total non-interest-bearing liabilities	6,035			5,387
Total liabilities	103,277			103,798
Equity
Total equity	16,771			16,695
Total liabilities and equity	$120,048			$120,493
Interest rate spread(4)			14.70%			13.86%
Net interest income		$4,635			$4,464
Net interest margin(5)			15.50%			14.74%

________________________________________
(1)Average yields/rates are based on annualized total interest income/expense divided by average balances.
(2)Includes average restricted cash balances of $60 million and $690 million for the three months ended March 31, 2026 and 2025, respectively.
(3)Interest income on loan receivables includes fees on loans, which primarily consist of late fees on our credit products, of $559 million and $588 million for the three months ended March 31, 2026 and 2025, respectively.
(4)Interest rate spread represents the difference between the yield on total interest-earning assets and the rate on total interest-bearing liabilities.
(5)Net interest margin represents annualized net interest income divided by average total interest-earning assets.

For a summary description of the composition of our key line items included in our Statements of Earnings, see Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Form 10-K.
Interest Income
Interest income increased by $53 million, or 1.0% for the three months ended March 31, 2026, reflecting an increase of 1.9% in interest and fees on loans, partially offset by lower interest income from our liquidity portfolio. The increase in interest and fees on loans was primarily driven by the impact of our product, pricing and policy changes, partially offset by lower benchmark rates.
Average interest-earning assets

Three months ended March 31, ($ in millions)	2026	%	2025	%
Loan receivables, including held for sale	$100,693	83.0%	$101,021	82.3%
Liquidity portfolio and other	20,587	17.0%	21,770	17.7%
Total average interest-earning assets	$121,280	100.0%	$122,791	100.0%

Average loan receivables, including held for sale, were flat compared to the three months ended March 31, 2025, reflecting higher purchase volume offset by the effects of higher payment rates. Purchase volume increased by 5.6% for the three months ended March 31, 2026, primarily reflecting the impacts of partner expansion and higher spend per average active account.
Yield on average interest-earning assets
The yield on average interest-earning assets increased for the three months ended March 31, 2026 primarily due to increases in the yield on average loan receivables and the mix of loan receivables as a percentage of interest-earning assets versus the prior year, partially offset by a lower yield on our liquidity portfolio. The loan receivables yield increased 47 basis points to 21.80% for the three months ended March 31, 2026, primarily driven by the impacts of our product, pricing and policy changes, partially offset by the impact of lower benchmark rates.
Interest Expense
Interest expense decreased by $118 million, or 10.9%, for the three months ended March 31, 2026, primarily due to lower interest-bearing liabilities cost associated with lower benchmark rates. Our cost of funds decreased to 4.04% for the three months ended March 31, 2026, compared to 4.48% for the three months ended March 31, 2025.
Average interest-bearing liabilities

Three months ended March 31, ($ in millions)	2026	%	2025	%
Interest-bearing deposit accounts	$81,704	84.0%	$82,370	83.7%
Borrowings of consolidated securitization entities	8,482	8.7%	8,191	8.3%
Senior and subordinated unsecured notes	7,056	7.3%	7,850	8.0%
Total average interest-bearing liabilities	$97,242	100.0%	$98,411	100.0%

Net Interest Income
Net interest income increased by $171 million, or 3.8%, for the three months ended March 31, 2026, resulting from the changes in interest income and interest expense discussed above.
Retailer Share Arrangements
Retailer share arrangements increased by $175 million, or 19.6%, for the three months ended March 31, 2026, reflecting program performance which included lower net charge-offs and the impact of our product, pricing and policy changes.

Provision for Credit Losses
Provision for credit losses decreased by $156 million, or 10.5%, for the three months ended March 31, 2026, primarily driven by lower net charge-offs, partially offset by a reserve release in the prior year period.
Net charge-offs for the three months ended March 31, 2026 decreased by $242 million. The net charge-off rate for the three months ended March 31, 2026 decreased by 96 basis points to 5.42%, as compared to the prior year period, and we expect our net charge-off rate for the year ended December 31, 2026 will be below our long-term target range of 5.5% to 6.0%.
The reserve release for the three months ended March 31, 2026 was $11 million, as compared to a reserve release of $97 million in the prior year period.
Other Income

	Three months ended March 31,
($ in millions)	2026	2025
Interchange revenue	$264	$238
Protection product revenue	161	147
Loyalty programs	(361)	(311)
Other	69	75
Total other income	$133	$149
Other income decreased by $16 million to $133 million, for the three months ended March 31, 2026.
The decrease in the three months ended March 31, 2026 was primarily driven by higher loyalty costs, partially offset by higher interchange revenue and protection product revenue.
Other Expense

	Three months ended March 31,
($ in millions)	2026	2025
Employee costs	$515	$506
Professional fees	209	217
Marketing and business development	114	116
Information processing	262	219
Other	216	185
Total other expense	$1,316	$1,243
Other expense increased by $73 million, or 5.9%, for the three months ended March 31, 2026.
The increase in the three months ended March 31, 2026 was primarily driven by higher information processing costs and higher other expense. The increase in information processing costs was primarily related to technology investments, as well as higher association fees related to the purchase volume growth on our co-branded cards. The increase in other expense was primarily driven by higher operational losses.
Provision for Income Taxes

	Three months ended March 31,
($ in millions)	2026	2025
Effective tax rate	23.1%	23.1%
Provision for income taxes	$242	$227
The effective tax rate for the three months ended March 31, 2026 was flat compared to the prior year. The effective tax rate differs from the applicable U.S. federal statutory tax rate primarily due to state income taxes.

Platform Analysis
As discussed above under “—Our Sales Platforms,” we offer our credit products primarily through five sales platforms (Home & Auto, Digital, Diversified & Value, Health & Wellness and Lifestyle). The following is a discussion of certain supplemental information for the three months ended March 31, 2026, for each of our five sales platforms and Corp, Other.
In 2025, we sold $0.2 billion of loan receivables associated with a Home & Auto partner program agreement. All related prior-period reported metrics for our Home & Auto sales platform and Corp, Other have been recast to reflect activity related to this portfolio within Corp, Other below.
Home & Auto

	Three months ended March 31,
($ in millions)	2026	2025
Purchase volume	$9,443	$9,446
Period-end loan receivables	$29,136	$30,254
Average loan receivables, including held for sale	$29,367	$30,810
Average active accounts (in thousands)	16,847	17,894

Interest and fees on loans	$1,379	$1,402
Other income	$55	$56
Home & Auto interest and fees on loans decreased by $23 million, or 1.6%, for the three months ended March 31, 2026, primarily driven by lower average loan receivables, partially offset by higher loan receivables yield. The decrease in average loan receivables was primarily driven by higher payment rates. The increase in loan receivables yield reflects the impact of product, pricing and policy changes, partially offset by lower late fee incidence.
Purchase volume was flat for the three months ended March 31, 2026, reflecting higher spend per average active account and partner expansion in Furniture and Electronics, offset by selective spend in Home Improvement and lower average active accounts. Average active accounts decreased by 5.9% for the three months ended March 31, 2026.
Other income decreased by $1 million, or 1.8%, for the three months ended March 31, 2026, primarily due to higher loyalty costs.
Digital

	Three months ended March 31,
($ in millions)	2026	2025
Purchase volume	$13,499	$12,479
Period-end loan receivables	$28,733	$27,765
Average loan receivables, including held for sale	$29,024	$28,216
Average active accounts (in thousands)	21,268	20,711

Interest and fees on loans	$1,632	$1,544
Other income	$9	$9
Digital interest and fees on loans increased by $88 million, or 5.7%, for the three months ended March 31, 2026, primarily driven by higher loan receivables yield, reflecting the impacts of product, pricing and policy changes, as well as higher average loan receivables, partially offset by lower benchmark rates.
Purchase volume increased by 8.2% for the three months ended March 31, 2026, primarily driven by higher spend per average active account and customer response to enhanced product offerings and refreshed value propositions. Average active accounts increased by 2.7% for the three months ended March 31, 2026.

Diversified & Value

	Three months ended March 31,
($ in millions)	2026	2025
Purchase volume	$14,926	$13,732
Period-end loan receivables	$20,269	$19,436
Average loan receivables, including held for sale	$20,229	$19,670
Average active accounts (in thousands)	20,416	20,114

Interest and fees on loans	$1,195	$1,178
Other income	$(18)	$—
Diversified & Value interest and fees on loans increased by $17 million, or 1.4%, for the three months ended March 31, 2026, primarily driven by higher average loan receivables reflecting the impact of partner expansion, partially offset by a decrease in loan receivables yield. The decrease in loan receivables yield primarily reflects lower benchmark rates, partially offset by the impacts of product, pricing and policy changes.
Purchase volume increased 8.7%, for the three months ended March 31, 2026, primarily reflecting the impact of partner expansion, in addition to higher spend per average active account. Average active accounts increased by 1.5% for the three months ended March 31, 2026.
Other income decreased by $18 million, for the three months ended March 31, 2026. The decrease in the three months ended March 31, 2026 was primarily due to higher loyalty costs, partially offset by higher interchange revenue.
Health & Wellness

	Three months ended March 31,
($ in millions)	2026	2025
Purchase volume	$3,871	$3,774
Period-end loan receivables	$15,309	$15,193
Average loan receivables, including held for sale	$15,373	$15,280
Average active accounts (in thousands)	7,680	7,776

Interest and fees on loans	$948	$914
Other income	$80	$75
Health & Wellness interest and fees on loans increased by $34 million, or 3.7%, for the three months ended March 31, 2026. The increase in the three months ended March 31, 2026 was primarily driven by an increase in loan receivables yield, reflecting the impact of product, pricing and policy changes.
Purchase volume increased 2.6% for the three months ended March 31, 2026, reflecting growth in Pet and Audiology, partially offset by lower spend in Cosmetic and Dental. In addition, higher spend per average active account exceeded the impact of lower average active accounts. Average active accounts decreased 1.2% for the three months ended March 31, 2026.
Other income increased by $5 million, or 6.7%, for the three months ended March 31, 2026. The increase in the three months ended March 31, 2026 was primarily due to higher protection product revenue and higher interchange revenue, partially offset by higher loyalty costs.

Lifestyle

	Three months ended March 31,
($ in millions)	2026	2025
Purchase volume	$1,245	$1,168
Period-end loan receivables	$6,548	$6,636
Average loan receivables, including held for sale	$6,607	$6,716
Average active accounts (in thousands)	2,584	2,651

Interest and fees on loans	$258	$261
Other income	$11	$10
Lifestyle interest and fees on loans decreased by $3 million, or 1.1%, for the three months ended March 31, 2026. The decrease for the three months ended March 31, 2026 was primarily driven by lower average loan receivables and lower benchmark rates.
Purchase volume increased by 6.6% for the three months ended March 31, 2026, primarily driven by Other Apparel and Goods and Luxury, partially offset by lower average active accounts. Average active accounts decreased 2.5% for the three months ended March 31, 2026.
Corp, Other

	Three months ended March 31,
($ in millions)	2026	2025
Purchase volume	$—	$121
Period-end loan receivables	$90	$324
Average loan receivables, including held for sale	$93	$329
Average active accounts (in thousands)	20	169

Interest and fees on loans	$1	$13
Other income	$(4)	$(1)

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
The following table sets forth the composition of our loan receivables portfolio by product type at the dates indicated:

($ in millions)	At March 31, 2026	%	At December 31, 2025	%
Loan receivables
Credit cards	$92,764	92.7%	$96,346	92.8%
Consumer installment loans	5,357	5.3	5,548	5.3
Commercial credit products	1,886	1.9	1,833	1.8
Other	78	0.1	81	0.1
Total loan receivables	$100,085	100.0%	$103,808	100.0%
Loan receivables decreased 3.6% to $100.1 billion at March 31, 2026, compared to $103.8 billion at December 31, 2025, primarily driven by the seasonality of our business.
Loan receivables were flat compared to $99.6 billion at March 31, 2025 reflecting higher purchase volume offset by the effects of higher payment rates.
Our loan receivables portfolio had the following geographic concentration at March 31, 2026:

($ in millions)	Loan Receivables Outstanding	% of Total Loan Receivables Outstanding
State
Texas	$11,126	11.1%
California	$10,233	10.2%
Florida	$9,479	9.5%
New York	$4,652	4.6%
North Carolina	$4,229	4.2%
Delinquencies
Over-30 day loan delinquencies as a percentage of period-end loan receivables was 4.54% at March 31, 2026, remaining generally in line with prior periods, increasing by two basis points from 4.52% at March 31, 2025, and by five basis points from 4.49% at December 31, 2025.
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

The table below sets forth the net charge-offs and ratio of annualized net charge-offs to average loan receivables, including held for sale, (“net charge-off rate”) for the periods indicated:

	Three months ended March 31,
	2026		2025
($ in millions)	Amount	Rate	Amount	Rate
Credit cards	$1,233	5.36%	$1,462	6.36%
Consumer installment loans	83	6.16%	93	6.47%
Commercial credit products	30	6.55%	33	7.26%
Other	—	—%	—	—%
Total net charge-offs	$1,346	5.42%	$1,588	6.38%

Allowance for Credit Losses
The allowance for credit losses totaled $10.4 billion at March 31, 2026, compared to $10.4 billion at December 31, 2025, and $10.8 billion at March 31, 2025, and reflects our estimate of expected credit losses for the life of the loan receivables on our Condensed Consolidated Statements of Financial Position.
The allowance for credit losses remained flat compared to December 31, 2025, reflecting asset quality trends in line with the prior quarter.
The decrease in allowance for credit losses compared to March 31, 2025 primarily reflects the impact of prior credit actions and elevated customer payment rates, as well as expectations of the macroeconomic environment. Our allowance for credit losses as a percentage of total period-end loan receivables increased to 10.42% at March 31, 2026, from 10.06% at December 31, 2025 and decreased from 10.87% at March 31, 2025. See Note 4. Loan Receivables and Allowance for Credit Losses to our condensed consolidated financial statements for additional information.

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
The following table summarizes information concerning our funding sources during the periods indicated:

	2026			2025
Three months ended March 31, ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$81,704	84.0%	3.8%	$82,370	83.7%	4.3%
Securitized financings	8,482	8.7	5.1%	8,191	8.3	5.1%
Senior and subordinated unsecured notes	7,056	7.3	5.3%	7,850	8.0	5.2%
Total	$97,242	100.0%	4.0%	$98,411	100.0%	4.5%
______________________
(1)Excludes $414 million and $418 million average balance of non-interest-bearing deposits for the three months ended March 31, 2026 and 2025, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the three months ended March 31, 2026 and 2025.
Deposits
We obtain deposits directly from retail customers, affinity relationships and commercial customers (“direct deposits”) and through third-party firms that offer our deposits to their customers (“brokered deposits”). At March 31, 2026, we had $77.2 billion in direct deposits and $5.7 billion in brokered deposits consisting of certificates of deposit and network deposit sweeps procured through a program arranger that channels account deposits to us. A key part of our liquidity plan and funding strategy is to continue to utilize our direct deposit base as a source of stable and diversified low-cost funding.
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
Our ability to attract deposits is sensitive to, among other things, the interest rates we pay, and therefore, we bear funding risk if we fail to pay higher rates, or interest rate risk if we are required to pay higher rates, to retain existing deposits or attract new deposits. To mitigate these risks, our funding strategy includes a range of deposit products, and we seek to maintain access to multiple other funding sources, such as securitized financings (including our undrawn committed and uncommitted capacity) and unsecured debt.

The following table summarizes certain information regarding our interest-bearing deposits by type (all of which constitute U.S. deposits) for the periods indicated:

Three months ended March 31, ($ in millions)	2026			2025
	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$42,924	52.5%	4.0%	$40,839	49.6%	4.6%
Savings, money market, and demand accounts	32,893	40.3	3.5%	31,924	38.7	4.0%
Brokered deposits	5,887	7.2	4.1%	9,607	11.7	4.4%
Total interest-bearing deposits	$81,704	100.0%	3.8%	$82,370	100.0%	4.3%
Our deposit liabilities provide funding with maturities ranging from one day to ten years. At March 31, 2026, the weighted average maturity of our interest-bearing time deposits was approximately one year. See Note 7. Deposits to our condensed consolidated financial statements for more information on the maturities of our time deposits.
The standard FDIC deposit insurance amount is $250,000 per depositor, for each account ownership category. Our estimate of the uninsured portion of total deposit balances, excluding any intercompany balance, at March 31, 2026 was $7.1 billion.
The following table summarizes the portion of uninsured deposits that are certificates of deposit by contractual maturity at March 31, 2026:

($ in millions)	3 Months or Less	Over 3 Months but within 6 Months	Over 6 Months but within 12 Months	Over 12 Months	Total
Certificates of deposit (including IRA certificates of deposit)	$977	$1,021	$1,195	$1,227	$4,420
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
The following table summarizes expected contractual maturities of the investors’ interests in securitized financings, excluding debt premiums, discounts and issuance costs at March 31, 2026:

($ in millions)	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years	Total
Scheduled maturities of borrowings—owed to securitization investors:
SYNCT	$1,050	$600	$—	$—	$1,650
SFT	—	1,275	—	—	1,275
SYNIT(1)	2,500	3,500	—	—	6,000
Total borrowings—owed to securitization investors	$3,550	$5,375	$—	$—	$8,925
______________________
(1)Excludes any subordinated classes of SYNIT notes that we owned at March 31, 2026.

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
All of our securitized financings include early repayment triggers, referred to as early amortization events. The occurrence of an early amortization event would limit or terminate our ability to issue future series out of the trust in which the early amortization event occurred. No early amortization event has occurred with respect to any of the securitized financings in SYNCT, SFT or SYNIT. For more information related to early amortization events with respect to our securitized financings, see "Funding, Liquidity and Capital Resources—Securitized Financings" in our 2025 Form 10-K.
The following table summarizes for each of our trusts the three-month rolling average excess spread at March 31, 2026:

	Note Principal Balance ($ in millions)	# of Series Outstanding	Three-Month Rolling Average Excess Spread(1)
SYNCT	$1,650	3	~ 16.4% to 16.9%
SFT	$1,275	5	14.9%
SYNIT	$6,000	1	17.2%
______________________
(1)Represents the excess spread (generally calculated as interest income collected from the applicable pool of loan receivables less applicable net charge-offs, interest expense and servicing costs, divided by the aggregate principal amount of loan receivables in the applicable pool) for SFT or, in the case of SYNCT, a range of the excess spreads relating to the particular series issued within such trust or, in the case of SYNIT, the excess spread relating to the one outstanding series issued within such trust, in all cases omitting any series that have not been outstanding for at least three full monthly periods and calculated in accordance with the applicable trust or series documentation, for the three securitization monthly periods ended March 31, 2026.

Senior and Subordinated Unsecured Notes
The following table provides a summary of our outstanding senior and subordinated unsecured notes at March 31, 2026, which includes $750 million of senior unsecured notes issued by Synchrony Financial in February 2026:

Issuance Date	Interest Rate(1)	Interest Rate Reset Date	Floating Rate Spread(2)	Maturity	Principal Amount Outstanding(3)
($ in millions)
Fixed rate senior unsecured notes:
Synchrony Financial
August 2016	3.700%	—	—	August 2026	500
December 2017	3.950%	—	—	December 2027	1,000
March 2019	5.150%	—	—	March 2029	650
October 2021	2.875%	—	—	October 2031	750
Synchrony Bank
August 2022	5.625%	—	—	August 2027	600

Fixed-to-floating rate senior unsecured notes:
Synchrony Financial
August 2024	5.935%	August 2, 2029	213 bps	August 2030	750
March 2025	5.450%	March 6, 2030	168 bps	March 2031	800
July 2025	5.019%	July 29, 2028	139.5 bps	July 2029	500
July 2025	6.000%	July 29, 2035	207 bps	July 2036	500
February 2026	4.947%	February 25, 2031	153 bps	February 2032	750

Fixed rate subordinated unsecured notes:
Synchrony Financial
February 2023	7.250%	—	—	February 2033	750
Total senior and subordinated unsecured notes					$7,550
______________________
(1)Weighted average interest rate of all senior and subordinated unsecured notes at March 31, 2026 was 5.05%.
(2)Floating rate applicable at interest reset date through maturity, based on compounded Secured Overnight Financing Rate plus floating rate spread noted above.
(3)The amounts shown exclude unamortized debt discounts, premiums and issuance costs.
Short-Term Borrowings
Except as described above, there were no material short-term borrowings for the periods presented.
Covenants
The indentures pursuant to which our senior and subordinated unsecured notes have been issued include various covenants. If we do not satisfy any of these covenants, the maturity of amounts outstanding thereunder may be accelerated and become payable. We were in compliance with all of these covenants at March 31, 2026.
At March 31, 2026, we were not in default under any of our credit facilities.

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
We maintain a liquidity portfolio, which at March 31, 2026 had $22.8 billion of liquid assets, primarily consisting of cash and equivalents, less cash in transit which is not considered to be liquid, compared to $16.6 billion of liquid assets at December 31, 2025. The increase in liquid assets primarily due to deposit growth, the issuance of both senior unsecured debt and securitized debt, as well as the seasonality of our business. We believe our liquidity position at March 31, 2026 remains strong as we continue to operate in a period of uncertain economic conditions and we will continue to closely monitor our liquidity as economic conditions change.
As a general matter, investments included in our liquidity portfolio are expected to be highly liquid, giving us the ability to readily convert them to cash. The level and composition of our liquidity portfolio may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.
We also have access to several additional sources of liquidity beyond our liquidity portfolio. At March 31, 2026, we had an aggregate of $10.4 billion of available borrowing capacity through the Federal Reserve’s discount window. In addition, we had $2.6 billion of undrawn capacity on our securitized financings, subject to customary borrowing conditions, from private lenders under our securitization programs, of which $2.1 billion was committed and $450 million was uncommitted. We also have other unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.

We rely significantly on dividends and other distributions and payments from the Bank for liquidity; however, bank regulations, contractual restrictions and other factors limit the amount of dividends and other distributions and payments that the Bank may pay to us. For a discussion of regulatory restrictions related to the Bank’s ability to pay dividends, see “Regulation—Risk Factors Relating to Regulation—We are subject to restrictions that limit our ability to pay dividends and repurchase our common stock; the Bank is subject to restrictions that limit its ability to pay dividends to us, which could limit our ability to pay dividends, repurchase our common stock or make payments on our indebtedness,” “Regulation—Regulation Relating to Our Business—Savings Association Regulation—Dividends and Stock Repurchases” and —Liquidity," and "Regulation—Savings and Loan Holding Company Regulation—Liquidity" in our 2025 Form 10-K.
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
We are subject to the Federal Reserve Board's formal capital plan submission requirements and submitted our 2026 capital plan to the Federal Reserve Board. We are also subject to supervisory stress tests on a biennial basis, in even calendar years, and the 2026 supervisory stress test is the first stress test in which we are required to participate. In February 2026, the Federal Reserve Board voted to maintain banking organizations’ current stress capital buffer requirements until 2027 at the earliest. Because Synchrony is only subject to supervisory stress tests on a biennial basis, we remain subject to our initial stress capital buffer of 2.5% and will receive a new stress capital buffer in 2028. For more information, see “Regulation—Savings and Loan Holding Company Regulation” in our 2025 Form 10-K.
Dividend and Share Repurchases

Common Stock Cash Dividends Declared	Month of Payment	Amount per Common Share	Amount
Three months ended ($ in millions, except per share data)
March 31, 2026	February 2026	$0.30	$104
Total dividends declared		$0.30	$104

		Series A		Series B
Preferred Stock Cash Dividends Declared	Month of Payment	Amount per Preferred Share	Amount	Amount per Preferred Share	Amount
Three months ended ($ in millions, except per share data)
March 31, 2026	February 2026	$14.06	$10	$20.63	$11
Total dividends declared		$14.06	$10	$20.63	$11
The declaration and payment of future dividends to holders of our common and preferred stock will be at the discretion of the Board and will depend on many factors. In April 2026, the Board approved a planned increase to our quarterly dividend to $0.34 per common share commencing in the third quarter of 2026. In addition, subject to approval from the Board, we have the ability to issue further series of preferred stock, up to a maximum of 300 million shares authorized for issuance.

For a discussion of regulatory and other restrictions on our ability to pay dividends and repurchase stock, see “Regulation—Risk Factors Relating to Regulation—We are subject to restrictions that limit our ability to pay dividends and repurchase our common stock; the Bank is subject to restrictions that limit its ability to pay dividends to us, which could limit our ability to pay dividends, repurchase our common stock or make payments on our indebtedness” in our 2025 Form 10-K.

Common Shares Repurchased Under Publicly Announced Programs	Total Number of Shares Purchased	Dollar Value of Shares Purchased
Three months ended ($ and shares in millions)
March 31, 2026	12.5	$900
Total	12.5	$900
During the three months ended March 31, 2026, we repurchased $900 million of common stock as part of our share repurchase program. In April 2026, the Company announced that the Board approved a new share repurchase program of up to $6.5 billion of the Company’s common stock, which commences in the second quarter of 2026 and, in a change from our prior share repurchase programs, does not have an expiration date. The new share repurchase program replaces the Company’s prior program, which was scheduled to expire on June 30, 2026. The pace and amount of share repurchases under the program are flexible, and will be executed from time to time subject to various factors, including capital levels, financial performance, market conditions and legal and regulatory requirements, and in accordance with our capital plans.
The Company's share repurchase program may be executed through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans, and may be modified, suspended or terminated at any time.
Regulatory Capital Requirements - Synchrony Financial
For Synchrony Financial to be a well-capitalized savings and loan holding company, Synchrony Bank must be well-capitalized and Synchrony Financial must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. At March 31, 2026, Synchrony Financial met all minimum capital ratio requirements and the requirements to be deemed well-capitalized.
The following table sets forth the composition of our capital ratios for the Company calculated under the Basel III Standardized Approach rules at March 31, 2026 and December 31, 2025, respectively:

	Basel III
	At March 31, 2026		At December 31, 2025
($ in millions)	Amount	Ratio(1)	Amount	Ratio(1)
Total risk-based capital	$16,339	16.0%	$16,632	15.8%
Tier 1 risk-based capital	$14,207	13.9%	$14,464	13.8%
Tier 1 leverage	$14,207	12.1%	$14,464	12.5%
Common equity Tier 1 capital	$12,985	12.7%	$13,242	12.6%
Risk-weighted assets	$102,095		$105,029
______________________
(1)Tier 1 leverage ratio represents total Tier 1 capital as a percentage of total average assets, after certain adjustments. All other ratios presented above represent the applicable capital measure as a percentage of risk-weighted assets.
The increase in our common equity Tier 1 capital ratio compared to December 31, 2025 was primarily due to a reduction in risk-weighted assets in the three months ended March 31, 2026.

Regulatory Capital Requirements - Synchrony Bank
At March 31, 2026 and December 31, 2025, the Bank met all applicable requirements to be deemed well-capitalized pursuant to the Office of the Comptroller of the Currency of the U.S. Treasury (the “OCC”) regulations and for purposes of the Federal Deposit Insurance Act. The following table sets forth the composition of the Bank’s capital ratios calculated under the Basel III Standardized Approach rules at March 31, 2026 and December 31, 2025:

	At March 31, 2026		At December 31, 2025
($ in millions)	Amount	Ratio	Amount	Ratio
Total risk-based capital	$15,943	16.4%	$15,844	15.8%
Tier 1 risk-based capital	$13,863	14.2%	$13,731	13.7%
Tier 1 leverage	$13,863	12.3%	$13,731	12.4%
Common equity Tier 1 capital	$13,863	14.2%	$13,731	13.7%
For additional information on the minimum capital requirements for both Synchrony Financial and the Bank, See “Regulation—Regulation Relating to Our Business—Capital" for both Savings and Loan Holding Company Regulation and Savings Association Regulation, as applicable in our 2025 Form 10-K. Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a material adverse effect on our business, results of operations and financial condition. See “Regulation—Risk Factors Relating to Regulation—Failure by Synchrony and the Bank to meet applicable capital adequacy and liquidity requirements could have a material adverse effect on us” in our 2025 Form 10-K.
Off-Balance Sheet Arrangements and Unfunded Lending Commitments
____________________________________________________________________________________________
We do not have any material off-balance sheet arrangements, including guarantees of third-party obligations. Guarantees are contracts or indemnification agreements that contingently require us to make a guaranteed payment or perform an obligation to a third-party based on certain trigger events. At March 31, 2026, we had not recorded any contingent liabilities in our Condensed Consolidated Statements of Financial Position related to any guarantees. See Note 5. Variable Interest Entities to our condensed consolidated financial statements for more information on our investment commitments for unconsolidated variable interest entities.
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

Critical Accounting Estimates
____________________________________________________________________________________________
In preparing our condensed consolidated financial statements, we have identified certain accounting estimates and assumptions that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. The critical accounting estimates we have identified relate to allowance for credit losses and fair value measurements. These estimates reflect our best judgment about current, and for some estimates future, economic and market conditions and their effects based on information available as of the date of these financial statements. If these conditions change from those expected, it is reasonably possible that these judgments and estimates could change, which may result in incremental losses on loan receivables, or material changes to our Condensed Consolidated Statements of Financial Position, among other effects. See “Management's Discussion and Analysis—Critical Accounting Estimates” in our 2025 Form 10-K, for a detailed discussion of these critical accounting estimates.

New Accounting Standards
____________________________________________________________________________________________
See Note 2. Basis of Presentation and Summary of Significant Accounting Policies - New Accounting Standards, to our condensed consolidated financial statements for additional information related to recent accounting pronouncements.

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
On March 19, 2026, the federal banking agencies issued several rulemaking proposals to revise the U.S. regulatory capital framework. If finalized as proposed, the new rule would revise the standardized approach to calculating risk-weighted assets, including a 10% reduction in risk-weighting of retail exposures, and would require Category III and Category IV banking organizations, including Synchrony, to include most elements of accumulated other comprehensive income (“AOCI”) in their common equity Tier 1 capital, thereby requiring all net unrealized gains and losses on holdings of available-for-sale debt securities from changes in fair value to flow through to regulatory capital, the effects of which would be phased in over a five-year transitional period. We are evaluating the potential impacts of the proposals on the Company.
See “Regulation—Regulation Relating to Our Business” in our 2025 Form 10-K for additional information on regulations that apply to us, and “—Capital” above, for discussion of the impact of regulations and supervision on our capital and liquidity, including our ability to pay dividends and repurchase stock.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________________________________________________

ITEM 1. FINANCIAL STATEMENTS
Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
____________________________________________________________________________________________

	Three months ended March 31,
($ in millions, except per share data)	2026	2025
Interest income:
Interest and fees on loans (Note 4)	$5,413	$5,312
Interest on cash and debt securities	190	238
Total interest income	5,603	5,550
Interest expense:
Interest on deposits	770	882
Interest on borrowings of consolidated securitization entities	106	104
Interest on senior and subordinated unsecured notes	92	100
Total interest expense	968	1,086
Net interest income	4,635	4,464
Retailer share arrangements	(1,070)	(895)
Provision for credit losses (Note 4)	1,335	1,491
Net interest income, after retailer share arrangements and provision for credit losses	2,230	2,078
Other income:
Interchange revenue	264	238
Protection product revenue	161	147
Loyalty programs	(361)	(311)
Other	69	75
Total other income	133	149
Other expense:
Employee costs	515	506
Professional fees	209	217
Marketing and business development	114	116
Information processing	262	219
Other	216	185
Total other expense	1,316	1,243
Earnings before provision for income taxes	1,047	984
Provision for income taxes (Note 12)	242	227
Net earnings	$805	$757
Net earnings available to common stockholders	$784	$736

Earnings per share (Note 11)
Basic	$2.29	$1.91
Diluted	$2.27	$1.89

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
____________________________________________________________________________________________

	Three months ended March 31,
($ in millions)	2026	2025
Net earnings	$805	$757

Other comprehensive income (loss)
Debt securities	(6)	8
Currency translation adjustments	(2)	(1)
Employee benefit plans and other	—	(1)
Other comprehensive income (loss)	(8)	6

Comprehensive income	$797	$763
Amounts presented net of taxes.

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Financial Position (Unaudited)
____________________________________________________________________________________________

($ in millions)	At March 31, 2026	At December 31, 2025
Assets
Cash and equivalents	$20,559	$14,973
Debt securities (Note 3)	3,040	2,348
Loan receivables: (Notes 4 and 5)
Unsecuritized loans held for investment	78,423	81,408
Restricted loans of consolidated securitization entities	21,662	22,400
Total loan receivables	100,085	103,808
Less: Allowance for credit losses	(10,428)	(10,442)
Loan receivables, net	89,657	93,366
Goodwill	1,363	1,363
Intangible assets, net (Note 6)	1,223	1,255
Other assets	5,659	5,790
Total assets	$121,501	$119,095

Liabilities and Equity
Deposits: (Note 7)
Interest-bearing deposit accounts	$82,478	$80,748
Non-interest-bearing deposit accounts	416	396
Total deposits	82,894	81,144
Borrowings: (Notes 5 and 8)
Borrowings of consolidated securitization entities	8,915	8,415
Senior and subordinated unsecured notes	7,513	6,767
Total borrowings	16,428	15,182
Accrued expenses and other liabilities	5,702	6,003
Total liabilities	$105,024	$102,329

Equity:
Preferred stock, par value $0.001 per share; 300 million shares authorized, 1.25 million shares issued and outstanding at March 31, 2026 and December 31, 2025	$1,222	$1,222
Common stock, par value $0.001 per share; 4.0 billion shares authorized; 834 million shares issued at both March 31, 2026 and December 31, 2025; 337 million and 347 million shares outstanding at March 31, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	9,844	9,902
Retained earnings	25,210	24,598
Accumulated other comprehensive income (loss):
Debt securities	(12)	(6)
Currency translation adjustments	(52)	(50)
Employee benefit plans and other	8	8
Treasury stock, at cost; 497 million and 487 million shares at March 31, 2026 and December 31, 2025, respectively	(19,744)	(18,909)
Total equity	16,477	16,766
Total liabilities and equity	$121,501	$119,095
See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
____________________________________________________________________________________________

	Preferred Stock		Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2025	1,250	$1,222	833,985	$1	$9,853	$21,635	$(59)	$(16,072)	$16,580
Net earnings	—	—	—	—	—	757	—	—	757
Other comprehensive income (loss)	—	—	—	—	—	—	6	—	6
Purchases of treasury stock	—	—	—	—	—	—	—	(605)	(605)
Stock-based compensation	—	—	—	—	(49)	(65)	—	75	(39)
Dividends - Series A preferred stock ($14.06 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividends - Series B preferred stock ($20.63 per share)	—	—	—	—	—	(10)	—	—	(10)
Dividends - common stock ($0.25 per share)	—	—	—	—	—	(97)	—	—	(97)
Balance at March 31, 2025	1,250	$1,222	833,985	$1	$9,804	$22,209	$(53)	$(16,602)	$16,581

	Preferred Stock		Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2026	1,250	$1,222	833,985	$1	$9,902	$24,598	$(48)	$(18,909)	$16,766
Net earnings	—	—	—	—	—	805	—	—	805
Other comprehensive income (loss)	—	—	—	—	—	—	(8)	—	(8)
Purchases of treasury stock	—	—	—	—	—	—	—	(907)	(907)
Stock-based compensation	—	—	—	—	(58)	(68)	—	72	(54)
Dividends - Series A preferred stock ($14.06 per share)	—	—	—	—	—	(10)	—	—	(10)
Dividends - Series B preferred stock ($20.63 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividends - common stock ($0.30 per share)	—	—	—	—	—	(104)	—	—	(104)
Balance at March 31, 2026	1,250	$1,222	833,985	$1	$9,844	$25,210	$(56)	$(19,744)	$16,477

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
____________________________________________________________________________________________

	Three months ended March 31,
($ in millions)	2026	2025
Cash flows - operating activities
Net earnings	$805	$757
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for credit losses	1,335	1,491
Deferred income taxes	28	54
Depreciation and amortization	143	125
All other operating activities	206	128
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions
(Increase) decrease in interest and fees receivable	(124)	(33)
(Increase) decrease in other assets	102	1
Increase (decrease) in accrued expenses and other liabilities	(312)	(323)
Cash provided from (used for) operating activities	2,183	2,200

Cash flows - investing activities
Maturity and sales of debt securities	500	855
Purchases of debt securities	(1,190)	(480)
Net (increase) decrease in loan receivables, including held for sale	2,358	3,428
All other investing activities	(144)	(200)
Cash provided from (used for) investing activities	1,524	3,603

Cash flows - financing activities
Borrowings of consolidated securitization entities
Proceeds from issuance of securitized debt	498	747
Maturities and repayment of securitized debt	—	—
Senior and subordinated unsecured notes
Proceeds from issuance of senior and subordinated unsecured notes	745	796
Maturities and repayment of senior and subordinated unsecured notes	—	—
Dividends paid on preferred stock	(21)	(21)
Net increase (decrease) in deposits	1,748	1,370
Purchases of treasury stock	(900)	(605)
Dividends paid on common stock	(104)	(97)
All other financing activities	(87)	(71)
Cash provided from (used for) financing activities	1,879	2,119

Increase (decrease) in cash and equivalents, including restricted amounts	5,586	7,922
Cash and equivalents, including restricted amounts, at beginning of period	15,017	14,755
Cash and equivalents at end of period:
Cash and equivalents	20,559	21,629
Restricted cash and equivalents included in other assets	44	1,048
Total cash and equivalents, including restricted amounts, at end of period	$20,603	$22,677
See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
____________________________________________________________________________________________
NOTE 1.    BUSINESS DESCRIPTION
Synchrony Financial (the “Company”) provides a range of credit products through financing programs it has established with a diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers. Through Synchrony Bank (the “Bank”), we primarily offer private label credit cards, co-branded credit cards, comprising our Dual Card offering and general purpose co-branded credit cards, and a Synchrony-branded general purpose credit card, as well as short- and long-term installment loans, and savings products insured by the Federal Deposit Insurance Corporation (“FDIC”). We conduct our operations through a single business segment. See Note 13. Segment Reporting for additional information.
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
Interim Period Presentation
The condensed consolidated financial statements and notes thereto are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed consolidated financial statements should not be considered as necessarily indicative of results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with our 2025 annual consolidated financial statements and the related notes in our Annual Report on Form 10-K for the year ended December 31, 2025 (our "2025 Form 10-K").

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
See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our 2025 annual consolidated financial statements in our 2025 Form 10-K, for additional information on our significant accounting policies.

NOTE 3.    DEBT SECURITIES
All of our debt securities are classified as available-for-sale and are held to meet our liquidity objectives or to comply with the Community Reinvestment Act (“CRA”). Our debt securities consist of the following:

	March 31, 2026				December 31, 2025
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
($ in millions)	cost	gains	losses	fair value	cost	gains	losses	fair value
U.S. government and federal agency	$2,178	$5	$(2)	$2,181	$1,485	$7	$—	$1,492
State and municipal	34	—	—	34	35	—	—	35
Residential mortgage-backed(a)	313	—	(22)	291	318	1	(22)	297
Asset-backed(b)	523	3	—	526	509	6	—	515
Other	8	—	—	8	8	1	—	9
Total(c)	$3,056	$8	$(24)	$3,040	$2,355	$15	$(22)	$2,348
_______________________
(a)    All of our residential mortgage-backed securities have been issued by government-sponsored entities and are collateralized by U.S. mortgages.
(b)    Our asset-backed securities are collateralized by credit card and auto loans.
(c)    At March 31, 2026 and December 31, 2025, the estimated fair value of debt securities pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve discount window advances was $255 million and $470 million, respectively.
The following table presents the estimated fair values and gross unrealized losses of our available-for-sale debt securities:

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
($ in millions)	fair value	losses	fair value	losses
At March 31, 2026
U.S. government and federal agency	$1,048	$(2)	$—	$—
State and municipal	16	—	5	—
Residential mortgage-backed	40	—	214	(22)
Asset-backed	92	—	—	—
Other	—	—	—	—
Total(a)	$1,196	$(2)	$219	$(22)

At December 31, 2025
U.S. government and federal agency	$—	$—	$—	$—
State and municipal	17	—	5	—
Residential mortgage-backed	—	—	229	(22)
Asset-backed	—	—	—	—
Other	—	—	—	—
Total(a)	$17	$—	$234	$(22)
______________________
(a)Consists of 233 and 211 securities in gross unrealized loss positions at March 31, 2026 and December 31, 2025, respectively.

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
Contractual Maturities of Investments in Available-for-Sale Debt Securities

At March 31, 2026 ($ in millions)	Due within 1 year	Due after 1 year through 5 years	Due after 5 years through 10 years	Due after 10 years	Total
U.S. government and federal agency	$1,148	$1,033	$—	$—	$2,181
State and municipal	—	6	—	28	34
Residential mortgage-backed	1	18	124	148	291
Asset-backed	179	347	—	—	526
Other	—	8	—	—	8
Total estimated fair value	$1,328	$1,412	$124	$176	$3,040

Amortized cost	$1,327	$1,408	$134	$187	$3,056
Weighted average yield(a)	4.0%	4.0%	1.4%	4.0%	3.9%
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
There were no material realized gains or losses recognized for the three months ended March 31, 2026 and 2025.
Although we generally do not have the intent to sell any specific securities held at March 31, 2026, in the ordinary course of managing our debt securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield, liquidity requirements and funding obligations.
NOTE 4.    LOAN RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

($ in millions)	March 31, 2026	December 31, 2025
Credit cards	$92,764	$96,346
Consumer installment loans	5,357	5,548
Commercial credit products	1,886	1,833
Other	78	81
Total loan receivables, before allowance for credit losses(a)(b)(c)	$100,085	$103,808
_______________________
(a)Total loan receivables include $21.7 billion and $22.4 billion of restricted loans of consolidated securitization entities at March 31, 2026 and December 31, 2025, respectively. See Note 5. Variable Interest Entities for further information.
(b)At March 31, 2026 and December 31, 2025, loan receivables included deferred costs, net of purchase discounts and deferred income, of $(32) million and $(53) million, respectively.
(c)At March 31, 2026 and December 31, 2025, $20.0 billion and $18.3 billion, respectively, of loan receivables were pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve discount window advances.

Loan Receivables Acquired
In April 2026, we completed our acquisition of the Lowe's commercial co-branded credit card portfolio, comprising of approximately $0.7 billion of outstanding loan receivables. This transaction was accounted for as an asset purchase.
Allowance for Credit Losses

($ in millions)	Balance at January 1, 2026	Provision charged to operations(a)	Gross charge-offs	Recoveries	Other	Balance at March 31, 2026
Credit cards	$9,789	$1,148	$(1,642)	$409	$—	$9,704
Consumer installment loans	543	154	(101)	18	—	614
Commercial credit products	109	30	(33)	3	—	109
Other	1	—	—	—	—	1
Total	$10,442	$1,332	$(1,776)	$430	$—	$10,428

($ in millions)	Balance at January 1, 2025	Provision charged to operations(a)	Gross charge-offs	Recoveries	Other	Balance at March 31, 2025
Credit cards	$10,259	$1,336	$(1,822)	$360	$—	$10,133
Consumer installment loans	542	135	(110)	17	—	584
Commercial credit products	127	16	(35)	2	—	110
Other	1	—	—	—	—	1
Total	$10,929	$1,487	$(1,967)	$379	$—	$10,828

_______________________
(a)Provision for credit losses in our Condensed Consolidated Statements of Earnings also includes amounts associated with off-balance sheet credit exposures recorded in Accrued expenses and other liabilities in the Condensed Consolidated Statements of Financial Position.
The reasonable and supportable forecast period used in our estimate of credit losses at March 31, 2026 was 12 months, consistent with the forecast period utilized since the adoption of CECL. Beyond the reasonable and supportable forecast period, we revert to historical loss information at the loan receivables segment level over a 6-month period on a straight-line basis, and utilize historical loss information thereafter for the remaining life of the portfolio.
Losses on loan receivables, including those which are modified for borrowers experiencing financial difficulty, are estimated and recognized upon origination of the loan, and updated based on expected credit losses for the life of the loan balance at the period end date. Expected credit loss estimates are developed using both quantitative models and qualitative adjustments, and incorporates a macroeconomic forecast. The current and forecasted economic conditions at the balance sheet date are reflected in our current estimate of expected credit losses, as well as expectations of the macroeconomic environment. Our allowance for credit losses remained flat at $10.4 billion at March 31, 2026, as compared to December 31, 2025, reflecting asset quality trends in line with the prior quarter. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our 2025 annual consolidated financial statements within our 2025 Form 10-K, for additional information on our significant accounting policies related to our allowance for credit losses.

Delinquent and Non-accrual Loans
The following tables provide information on our delinquent and non-accrual loan receivables:

At March 31, 2026 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing
Credit cards	$2,065	$2,193	$4,258	$2,193	$—
Consumer installment loans	144	46	190	—	46
Commercial credit products	50	45	95	45	—
Total delinquent loans	$2,259	$2,284	$4,543	$2,238	$46
Percentage of total loan receivables	2.2%	2.3%	4.5%	2.2%	—%

At December 31, 2025 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing
Credit cards	$2,223	$2,181	$4,404	$2,181	$—
Consumer installment loans	144	31	175	—	31
Commercial credit products	45	36	81	36	—
Total delinquent loans	$2,412	$2,248	$4,660	$2,217	$31
Percentage of total loan receivables	2.3%	2.2%	4.5%	2.1%	—%

Credit Quality Indicators
Our loan receivables portfolio includes both secured and unsecured loans. Secured loan receivables are largely comprised of consumer installment loans secured by equipment. Unsecured loan receivables are largely comprised of our open-end consumer and commercial revolving credit card loans. As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, including delinquency information, as well as information from credit bureaus relating to the customer’s broader credit performance. We utilize VantageScore credit data and scores to assist in our assessment of consumer credit quality. VantageScore credit data and scores are obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three credit score categories: (i) 651 or higher, which are considered the strongest credits; (ii) 591 to 650, considered moderate credit risk; and (iii) 590 or less, which are considered weaker credits. There are certain customer accounts, including for our commercial credit products, for which a VantageScore credit score may not be available where we use alternative sources to assess their credit quality and predict behavior. The following table provides the most recent VantageScore credit scores, or equivalent, available for our revolving credit card and commercial credit product customers at March 31, 2026, December 31, 2025 and March 31, 2025, respectively, as a percentage of each class of loan receivables. The table below excludes 0.3%, 0.4% and 0.3% of our total loan receivables balance for our credit cards and commercial credit products at March 31, 2026, December 31, 2025 and March 31, 2025, respectively, which represents those customer accounts for which a VantageScore credit score, or equivalent, is not available.

	March 31, 2026			December 31, 2025			March 31, 2025
	651 or	591 to	590 or	651 or	591 to	590 or	651 or	591 to	590 or
	higher	650	less	higher	650	less	higher	650	less
Credit cards	73%	19%	8%	74%	18%	8%	72%	19%	9%
Commercial credit products	82%	12%	6%	83%	11%	6%	83%	11%	6%
Consumer Installment Loans
Delinquency trends are the primary credit quality indicator for our consumer installment loans, which we use to monitor credit quality and risk within the portfolio. The tables below include information on our consumer installment loans by origination year.

Consumer Installment Loans by Origination Year

	By origination year
At March 31, 2026 ($ in millions)	2026	2025	2024	2023	2022	Prior	Total
Amortized cost basis	$478	$1,743	$1,338	$954	$580	$264	$5,357
30-89 days delinquent	$12	$42	$31	$28	$21	$10	$144
90 or more days delinquent	$—	$12	$10	$10	$10	$4	$46

	By origination year
At December 31, 2025 ($ in millions)	2025	2024	2023	2022	2021	Prior	Total
Amortized cost basis	$1,959	$1,524	$1,091	$655	$241	$78	$5,548
30-89 days delinquent	$37	$37	$35	$23	$9	$3	$144
90 or more days delinquent	$9	$9	$7	$4	$1	$1	$31

Gross Charge-offs for Consumer Installment Loans by Origination Year

	By origination year
For the three months ended ($ in millions)	2026	2025	2024	2023	2022	Prior	Total
March 31, 2026	$—	$33	$25	$22	$14	$7	$101
March 31, 2025	$—	$—	$37	$37	$25	$11	$110
Loan Modifications to Borrowers Experiencing Financial Difficulty
The following table provides information on our loan modifications made to borrowers experiencing financial difficulty during the periods presented, which do not include loans that are classified as loan receivables held for sale:

Three months ended March 31,	2026		2025
($ in millions)	Amount(a)	% of Total Class of Loan Receivables	Amount	% of Total Class of Loan Receivables
Long-term modifications
Credit cards	$398	0.4%	$439	0.5%
Consumer installment loans	—	—%	—	—%
Commercial credit products	2	0.1%	3	0.2%
Short-term modifications
Credit cards	218	0.2%	255	0.3%
Consumer installment loans	—	—%	—	—%
Commercial credit products	1	—%	1	—%
Total	$619	0.6%	$698	0.7%

_______________________
(a)Represents balance at enrollment date. Long-term and short-term loan modifications made to borrowers for the three months ended March 31, 2026 had amortized cost balances at March 31, 2026 of $385 million and $131 million, respectively.
Financial Effects of Loan Modifications to Borrowers Experiencing Financial Difficulty
As part of our loan modifications to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability.
For long-term modifications made in the three months ended March 31, 2026 and 2025, the financial effect of these modifications reduced the weighted-average interest rates by 97% for all periods presented. For short-term modifications made in the three months ended March 31, 2026 and 2025, unpaid balances of $11 million and $15 million, respectively, were forgiven related to borrowers who successfully exited the program.

Performance of Loans Modified to Borrowers Experiencing Financial Difficulty
The following tables provide information on the performance of loans modified to borrowers experiencing financial difficulty which have been modified within the previous 12 months from the applicable balance sheet date and remained in a modification program at March 31, 2026 and 2025, respectively:

	Amortized cost basis
At March 31, 2026 ($ in millions)	Current	30-89 days delinquent	90 or more days delinquent	Total past due(a)
Long-term modifications
Credit cards	$922	$144	$113	$257
Consumer installment loans	—	—	—	—
Commercial credit products	4	1	1	2
Short-term modifications
Credit cards	58	33	40	73
Consumer installment loans	—	—	—	—
Commercial credit products	—	—	—	—
Total loans modified	$984	$178	$154	$332
Percentage of total loan receivables	1.0%	0.2%	0.1%	0.3%

	Amortized cost basis
At March 31, 2025 ($ in millions)	Current	30-89 days delinquent	90 or more days delinquent	Total past due(a)
Long-term modifications
Credit cards	$997	$163	$131	$294
Consumer installment loans	—	—	—	—
Commercial credit products	4	1	1	2
Short-term modifications
Credit cards	65	40	48	88
Consumer installment loans	—	—	—	—
Commercial credit products	—	—	—	—
Total loans modified	$1,066	$204	$180	$384
Percentage of total loan receivables	1.1%	0.2%	0.2%	0.4%
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
Payment Defaults
The following table presents loans to borrowers experiencing financial difficulty that enrolled in a long-term modification program within the previous 12 months from the applicable balance sheet date, and experienced a payment default and charged-off during the period presented:

For the three months ended March 31 ($ in millions)	2026	2025
Credit cards	$101	$110
Consumer installment loans	—	—
Commercial credit products	1	1
Total	$102	$111
Of the loans modified to borrowers experiencing financial difficulty that enrolled in a short-term modification program within the previous 12 months from the applicable balance sheet date, 60% had fully completed all required payments and successfully exited the program during both the three months ended March 31, 2026 and 2025.

Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and by applying a consistent underwriting approach for all of our credit products. Unused credit card lines available to our customers totaled approximately $443 billion and $440 billion at March 31, 2026 and December 31, 2025, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.
Interest Income by Product
The following table provides additional information about our interest and fees on loans, including merchant discounts, from our loan receivables, including held for sale:

	Three months ended March 31,
($ in millions)	2026	2025
Credit cards(a)	$5,152	$5,055
Consumer installment loans	188	211
Commercial credit products	72	45
Other	1	1
Total(b)	$5,413	$5,312
_______________________
(a)Interest income on credit cards that was reversed related to accrued interest receivables written off was $611 million and $646 million for the three months ended March 31, 2026 and 2025, respectively.
(b)Deferred merchant discounts to be recognized in interest income at March 31, 2026 and December 31, 2025, were $1.7 billion and $1.8 billion, respectively, which are included in Accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Position.

NOTE 5.    VARIABLE INTEREST ENTITIES
We use VIEs to securitize loan receivables and arrange public and private asset-backed financing in the ordinary course of business through Synchrony Card Issuance Trust, as well as private asset-backed financing through Synchrony Credit Card Master Note Trust and Synchrony Sales Finance Master Trust. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE and we did not provide non-contractual support for previously transferred loan receivables to any of these VIEs in the three months ended March 31, 2026 and 2025. Our VIEs are able to accept new loan receivables and arrange new asset-backed financings, consistent with the requirements and limitations on such activities placed on the VIE by existing investors. Once an account has been designated to a VIE, the contractual arrangements we have require all existing and future loan receivables originated under such account to be transferred to the VIE. The amount of loan receivables held by our VIEs in excess of the minimum amount required under the asset-backed financing arrangements with investors may be removed by us under removal of accounts provisions. All loan receivables held by a VIE are subject to claims of third-party investors.
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
The table below summarizes the assets and liabilities of our consolidated securitization VIEs described above:

($ in millions)	March 31, 2026	December 31, 2025
Assets
Loan receivables, net(a)	$19,702	$20,457
Other assets(b)	45	46
Total	$19,747	$20,503

Liabilities
Borrowings	$8,915	$8,415
Other liabilities	27	28
Total	$8,942	$8,443
_______________________
(a)    Includes $2.0 billion and $1.9 billion of related allowance for credit losses resulting in gross restricted loan receivables of $21.7 billion and $22.4 billion at March 31, 2026 and December 31, 2025, respectively.
(b)    Includes $42 million of segregated funds held by the VIEs at both March 31, 2026 and December 31, 2025, which are classified as restricted cash and equivalents and included as a component of Other assets in our Condensed Consolidated Statements of Financial Position.
The balances presented above are net of intercompany balances and transactions that are eliminated in our condensed consolidated financial statements, including amounts related to servicing of the loan receivables held by our VIEs.
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

The table below summarizes selected financial metrics of our consolidated securitization VIEs described above:

	Three months ended March 31,
($ in millions)	2026	2025
Interest and fees on loans	$1,125	$1,050
Provision for credit losses	$241	$202
Interest expense	$106	$104
These amounts do not include intercompany transactions, which are eliminated in our condensed consolidated financial statements.
Non-consolidated VIEs
As part of our community reinvestment initiatives, we invest in funds that invest in affordable housing properties and receive affordable housing tax credits for these investments. We account for these investments using the proportional amortization method, where the costs of the investment are amortized in proportion to the income tax credits and other income tax benefits received. These investments are included in Other assets within our Condensed Consolidated Statements of Financial Position and totaled $903 million and $943 million at March 31, 2026 and December 31, 2025, respectively. At March 31, 2026, we are committed to provide funding related to these investments of $459 million, which is expected to be paid between 2026 and 2042, and is reported within Other liabilities within our Condensed Consolidated Statements of Financial Position.
The table below summarizes amortization expense and tax credits and other tax benefits associated with investments in affordable housing properties included in Provision for income taxes in our Condensed Consolidated Statements of Earnings:

	Three months ended March 31,
($ in millions)	2026	2025
Amortization expense	$40	$27
Tax credits and other benefits	$(49)	$(33)
Our other investments in non-consolidated VIEs totaled $293 million and $301 million at March 31, 2026 and December 31, 2025, respectively, and are included in Other assets within our Condensed Consolidated Statements of Financial Position. At March 31, 2026, the Company also had investment commitments of $207 million related to these investments. We may be required to fund these commitments between 2026 and 2046.
NOTE 6.    INTANGIBLE ASSETS

	March 31, 2026			December 31, 2025
($ in millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Capitalized software	$3,143	$(2,020)	$1,123	$3,072	$(1,921)	$1,151
Other	247	(147)	100	247	(143)	104
Total	$3,390	$(2,167)	$1,223	$3,319	$(2,064)	$1,255
During the three months ended March 31, 2026, we recorded additions to intangible assets subject to amortization of $73 million, primarily related to capitalized software expenditures.
Amortization expense was $105 million and $86 million for the three months ended March 31, 2026 and 2025, respectively, and is included as a component of Other expense in our Condensed Consolidated Statements of Earnings.

NOTE 7.    DEPOSITS

($ in millions)	March 31, 2026	December 31, 2025
Interest-bearing deposits:
Money market and other demand deposits	$2,998	$2,837
Savings	30,138	29,777
Certificates of deposit:
Direct	43,631	42,229
Brokered	3,122	3,316
Brokered sweep accounts	2,589	2,589
Total interest-bearing deposits	82,478	80,748
Total non-interest-bearing deposits	416	396
Total deposits	$82,894	$81,144
Certificates of Deposit
At March 31, 2026, our certificates of deposit maturing for the remainder of 2026 and over the next four years and thereafter were as follows:

($ in millions)	2026	2027	2028	2029	2030	Thereafter
Certificates of deposit	$27,990	$12,735	$2,388	$1,263	$2,085	$292
At March 31, 2026 and December 31, 2025, direct certificates of deposit of $12.8 billion and $12.3 billion, respectively, were of denominations at or exceeding applicable FDIC insurance limits, which are generally $250,000 per depositor for each account ownership category. These amounts include partially insured certificates of deposit. At March 31, 2026 and December 31, 2025, the portion of these direct certificates of deposit estimated to be uninsured was $4.4 billion and $4.2 billion, respectively. Brokered certificates of deposit are assumed to be individual deposit balances within applicable FDIC insurance limits.
Brokered Sweep Deposits
Our broker network deposit sweeps are procured through a program arranger who channels account deposits to us. Unless extended, the contracts associated with these broker network deposit sweeps will terminate between 2026 and 2029.

NOTE 8.    BORROWINGS

	March 31, 2026				December 31, 2025
($ in millions)	Maturity date	Interest Rate	Weighted average interest rate	Outstanding Amount(a)(b)	Outstanding Amount(a)(b)
Borrowings of consolidated securitization entities:
Fixed securitized borrowings	2026 - 2029	4.06% - 5.74%	4.90%	$5,990	$5,490
Floating securitized borrowings	2027 - 2028	4.36% - 4.66%	4.48%	2,925	2,925
Total borrowings of consolidated securitization entities			4.77%	8,915	8,415
Senior unsecured notes:
Synchrony Financial senior unsecured notes:
Fixed senior unsecured notes	2026 - 2031	2.88% - 5.15%	3.90%	2,892	2,892
Fixed to floating senior unsecured notes(c)	2029 - 2036	4.95% - 6.00%	5.46%	3,280	2,534
Synchrony Bank senior unsecured notes:
Fixed senior unsecured notes	2027	5.63%	5.63%	599	599
Total senior unsecured notes			4.81%	6,771	6,025
Subordinated unsecured notes:
Synchrony Financial subordinated unsecured notes:
Fixed subordinated unsecured notes	2033	7.25%	7.25%	742	742
Total senior and subordinated unsecured notes			5.05%	7,513	6,767
Total borrowings				$16,428	$15,182
___________________
(a)Includes unamortized debt premiums, discounts and issuance costs.
(b)The Company may redeem certain borrowings prior to their original contractual maturity dates in accordance with the optional redemption provision specified in the respective instruments.
(c)Includes $750 million principal amount issued in February 2026, interest rate fixed at 4.947% through February 24, 2031; resets February 25, 2031 to floating rate based on compounded Secured Overnight Financing Rate ("SOFR") plus 153 basis points through maturity in February 2032.
Additional Sources of Liquidity
We have undrawn committed and uncommitted capacity under our credit facilities from private lenders under our securitization programs, subject to customary borrowing conditions, and also have access to the Federal Reserve discount window. At both March 31, 2026 and December 31, 2025, we had:
•an aggregate of $2.6 billion of undrawn capacity under our securitization financings, of which $2.1 billion was committed and $450 million was uncommitted, and
•available borrowing capacity through the Federal Reserve discount window of $10.4 billion at March 31, 2026 and $10.0 billion at December 31, 2025, based on the amount and type of assets pledged.

NOTE 9.    FAIR VALUE MEASUREMENTS
For a description of how we estimate fair value, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies in our 2025 annual consolidated financial statements within our 2025 Form 10-K.
The following tables present our assets measured at fair value on a recurring basis. Liabilities measured at fair value on a recurring basis were not material for the periods presented.
Recurring Fair Value Measurements

At March 31, 2026 ($ in millions)	Level 1	Level 2	Level 3	Total(a)
Assets
Debt securities
U.S. government and federal agency	$—	$2,181	$—	$2,181
State and municipal	—	—	34	34
Residential mortgage-backed	—	291	—	291
Asset-backed	—	526	—	526
Other	—	—	8	8
Other(b)	14	—	6	20
Total	$14	$2,998	$48	$3,060

At December 31, 2025 ($ in millions)	Level 1	Level 2	Level 3	Total(a)
Assets
Debt securities
U.S. government and federal agency	$—	$1,492	$—	$1,492
State and municipal	—	—	35	35
Residential mortgage-backed	—	297	—	297
Asset-backed	—	515	—	515
Other	—	—	9	9
Other(b)	15	—	7	22
Total	$15	$2,304	$51	$2,370
_______________________
(a)    For the three months ended March 31, 2026 and 2025, there were no fair value measurements transferred between levels and changes in our Level 3 assets and liabilities were not material.
(b)    Other is primarily comprised of equity investments measured at fair value, which are included in Other assets in our Condensed Consolidated Statements of Financial Position.
Level 3 Fair Value Measurements
Our Level 3 recurring fair value measurements primarily relate to state and municipal and corporate debt instruments, which are valued using non-binding broker quotes or other third-party sources. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies in our 2025 annual consolidated financial statements within our 2025 Form 10-K for a description of our process to evaluate third-party pricing servicers. Our state and municipal debt securities are classified as available-for-sale with changes in fair value included in Accumulated other comprehensive income in our Condensed Consolidated Statements of Financial Position.

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

	Carrying	Corresponding fair value amount
At March 31, 2026 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value(a):
Cash and equivalents	$20,559	$20,559	$19,511	$1,048	$—
Accrued interest receivable	$44	$44	$44	$—	$—
Other assets(b)	$44	$44	$44	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$89,655	$102,866	$—	$—	$102,866

Financial Liabilities
Financial liabilities for which carrying values equal or approximate fair value(a):
Accrued interest payable	$229	$229	$229	$—	$—
Financial liabilities carried at other than fair value:
Deposits(d)	$82,894	$83,115	$—	$83,115	$—
Borrowings of consolidated securitization entities	$8,915	$8,944	$—	$6,022	$2,922
Senior and subordinated unsecured notes	$7,513	$7,450	$—	$7,450	$—

	Carrying	Corresponding fair value amount
At December 31, 2025 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value(a):
Cash and equivalents	$14,973	$14,973	$14,973	$—	$—
Accrued interest receivable	$27	$27	$27	$—	$—
Other assets(b)	$44	$44	$44	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$93,364	$106,591	$—	$—	$106,591

Financial Liabilities
Financial liabilities for which carrying values equal or approximate fair value(a):
Accrued interest payable	$287	$287	$287	$—	$—
Financial liabilities carried at other than fair value:
Deposits(d)	$81,144	$81,374	$—	$81,374	$—
Borrowings of consolidated securitization entities	$8,415	$8,477	$—	$5,559	$2,918
Senior and subordinated unsecured notes	$6,767	$6,870	$—	$6,870	$—
_______________________
(a)    Carrying value approximates fair value as the financial assets and liabilities are liquid in nature or have a short-term maturity.
(b)    This balance relates to restricted cash and equivalents, which is included in Other assets in our Condensed Consolidated Statements of Financial Position.

(c)    Excludes financial assets for which we have elected the fair value option. Under certain retail partner program agreements, the expected sales proceeds in the event of a sale of their credit card portfolio may be limited to the amounts owed by our customers, which may be less than the fair value indicated above.
(d)Includes demand deposits with no defined maturity.

Equity Securities Without Readily Determinable Fair Values

	Three months ended
At or for the periods ended March 31 ($ in millions)	2026	2025
Carrying value(a)	$268	$275
Upward adjustments(b)	$—	$—
Downward adjustments(b)	$—	$—
_______________________
(a)    Carrying value reflects cumulative purchases and sales in addition to upward and downward carrying value changes, and at December 31, 2025 was $269 million.
(b)    Between January 1, 2018 and March 31, 2026, cumulative upward and downward carrying value adjustments for equity securities held at March 31, 2026 were $201 million and $(10) million, respectively.
NOTE 10.    REGULATORY AND CAPITAL ADEQUACY
At March 31, 2026 and December 31, 2025, Synchrony Financial met all minimum capital requirements and the applicable requirements to be deemed well-capitalized pursuant to Federal Reserve Board regulations. At March 31, 2026 and December 31, 2025, the Bank also met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. There are no conditions or events subsequent to March 31, 2026 that management believes have changed the Company's or the Bank’s capital category.
The actual capital amounts, ratios and the applicable required minimums of the Company and the Bank are as follows:
Synchrony Financial

At March 31, 2026 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Ratio(b)
Total risk-based capital	$16,339	16.0%	8.0%
Tier 1 risk-based capital	$14,207	13.9%	6.0%
Tier 1 leverage	$14,207	12.1%	4.0%
Common equity Tier 1 Capital	$12,985	12.7%	4.5%

At December 31, 2025 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Ratio(b)
Total risk-based capital	$16,632	15.8%	8.0%
Tier 1 risk-based capital	$14,464	13.8%	6.0%
Tier 1 leverage	$14,464	12.5%	4.0%
Common equity Tier 1 Capital	$13,242	12.6%	4.5%

Synchrony Bank

At March 31, 2026 ($ in millions)	Actual		Minimum for capital adequacy purposes	Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Ratio(b)	Ratio
Total risk-based capital	$15,943	16.4%	8.0%	10.0%
Tier 1 risk-based capital	$13,863	14.2%	6.0%	8.0%
Tier 1 leverage	$13,863	12.3%	4.0%	5.0%
Common equity Tier 1 capital	$13,863	14.2%	4.5%	6.5%

At December 31, 2025 ($ in millions)	Actual		Minimum for capital adequacy purposes	Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Ratio(b)	Ratio
Total risk-based capital	$15,844	15.8%	8.0%	10.0%
Tier 1 risk-based capital	$13,731	13.7%	6.0%	8.0%
Tier 1 leverage	$13,731	12.4%	4.0%	5.0%
Common equity Tier 1 capital	$13,731	13.7%	4.5%	6.5%
_______________________
(a)Capital ratios are calculated based on the Basel III Standardized Approach rules.
(b)At March 31, 2026 and December 31, 2025, Synchrony Financial and the Bank also must maintain a stress capital buffer or capital conservation buffer, as applicable, in excess of minimum risk-based capital ratios, which exclude the Tier 1 leverage ratio, by at least 2.5 percentage points to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.
The Bank may pay dividends on its stock, with consent or non-objection from the OCC and the Federal Reserve Board, among other things, if its regulatory capital would not thereby be reduced below the applicable regulatory capital requirements.
For additional information on the minimum capital requirements for both Synchrony Financial and the Bank, see "Regulation - Regulation Relating to Our Business - Capital for both Savings and Loan Holding Company Regulation and Savings Association Regulation", as applicable, in addition to Note 11. Regulatory and Capital Adequacy, in our 2025 Form 10-K.

NOTE 11.    EARNINGS PER SHARE
Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the assumed conversion of all dilutive securities, which are calculated using the treasury stock method.
The following table presents the calculation of basic and diluted earnings per common share:

	Three months ended March 31,
($ and shares in millions, except per share data)	2026	2025
Net earnings	$805	$757
Preferred stock dividends	(21)	(21)
Net earnings available to common stockholders	$784	$736

Weighted average common shares outstanding, basic	342.4	385.2
Effect of dilutive securities	3.6	4.2
Weighted average common shares outstanding, dilutive	346.0	389.4

Earnings per basic common share	$2.29	$1.91
Earnings per diluted common share	$2.27	$1.89
We have issued stock-based awards under the Synchrony Financial 2024 Long-Term Incentive Plan, along with prior incentive plans. Awards that were considered anti-dilutive and therefore were excluded from the computation of diluted earnings per common share were less than 1 million shares for each of the periods presented.
NOTE 12.    INCOME TAXES
Unrecognized Tax Benefits

($ in millions)	March 31, 2026	December 31, 2025
Unrecognized tax benefits, excluding related interest expense and penalties(a)	$228	$218
Portion that, if recognized, would reduce tax expense and effective tax rate(b)	$180	$172
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
In the current year, the Company executed a Memorandum of Understanding with the IRS to participate voluntarily in the IRS Compliance Assurance Process (“CAP”) program for the 2026 tax year, and thus the tax year is under IRS review. The IRS is also examining our 2025 tax year, and we expect the review will be completed in the current year. Additionally, we are under examination in various states going back to 2019.
We believe that there are no issues or claims that are likely to significantly impact our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties that could result from such examinations.

NOTE 13.    SEGMENT REPORTING
We conduct our operations through a single business segment, which derives interest and fee income earned on our credit products we offer to our customers. There have not been any changes to the basis of segmentation or the measurement of performance as compared to our 2025 Form 10-K.
The following table presents segment information for the periods presented herein:

	Three months ended March 31,
($ in millions)	2026	2025
Interest and fees on loans	$5,413	$5,312
Interest on cash and debt securities	190	238
Total interest income	5,603	5,550
Total interest expense	968	1,086
Net interest income	4,635	4,464

Retailer share arrangements	(1,070)	(895)

Reserve build (release)	(11)	(97)
Net charge-offs	1,346	1,588
Provision for credit losses	1,335	1,491

Other income:
Other income	133	149
Total other income	133	149

Other expense:
Employee costs	515	506
Professional fees	209	217
Marketing and business development	114	116
Information processing	262	219
Fraud-related operational losses	88	41
Other segment items(a)	128	144
Total other expense	1,316	1,243

Provision for income taxes	242	227

Net earnings	$805	$757

_____________
(a)Represents the total amount of other expenses included in Net earnings, including postage and various other corporate overhead items such as facilities costs and telephone charges.

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
The following table presents the approximate net interest income impacts forecasted over the next twelve months from an immediate and parallel change in interest rates affecting all interest rate sensitive assets and liabilities at March 31, 2026:

Basis Point Change	At March 31, 2026
($ in millions)
-100 basis points	$(134)
+100 basis points	$56
For a more detailed discussion of our exposure to market risk, refer to “Management's Discussion and Analysis—Quantitative and Qualitative Disclosures about Market Risk” in our 2025 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), and based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

No change in internal control over financial reporting occurred during the fiscal quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of legal proceedings, see Note 14. Legal Proceedings and Regulatory Matters to our condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors included in our 2025 Form 10-K under the heading “Risk Factors Relating to Our Business” and “Risk Factors Relating to Regulation”.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding purchases of our common stock primarily related to our share repurchase program that were made by us or on our behalf during the three months ended March 31, 2026:

($ in millions, except per share data)	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs(b)(c)
January 1 - 31, 2026	2,053,670	$74.71	1,301,815	$1,091.7
February 1 - 28, 2026	11,445,231	72.03	11,159,080	287.0
March 1 - 31, 2026	230	65.14	—	287.0
Total	13,499,131	$72.44	12,460,895	$287.0
_______________________
(a)Includes 751,855 shares, 286,151 shares and 230 shares withheld in January, February and March, respectively, to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying performance stock awards, restricted stock awards or upon the exercise of stock options.
(b)Amounts exclude commission costs.
(c)Represents authorized amounts remaining under the 2025 share repurchase plan previously announced. In April 2026, the Company announced that the Board approved a new share repurchase program of up to $6.5 billion of the Company’s common stock, which commences in the second quarter of 2026 and, in a change from our prior share repurchase programs, does not have an expiration date. The new share repurchase program replaces the Company’s prior program, which was scheduled to expire on June 30, 2026.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2026, certain of our directors and executive officers adopted or terminated trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Information regarding these Rule 10b5-1 trading arrangements is presented in the table below. No other directors or officers of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each such term is defined in item 408(a) of Regulation S-K, during the three months ended March 31, 2026.

Name	Title	Action Taken (Adoption or Termination Date)	Duration(1)	Aggregate Number of Securities to be Sold
Jonathan S. Mothner	Executive Vice President, Chief Risk and Legal Officer	Adoption (2/2/2026)	2/1/2027	51,258
Jeffrey G. Naylor	Director	Adoption (2/4/2026)	3/31/2027	10,000
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
4.1
Fifteenth Supplemental Indenture, dated as of February 25, 2026, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 on Form 8-K filed by Synchrony Financial on February 25, 2026)

4.2	Form of 4.947% Fixed-to-Floating Rate Senior Notes due 2032 (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on February 25, 2026)
31(a)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
31(b)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
32*	Certification Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included as Exhibit 101)
______________________
*Filed electronically herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synchrony Financial
(Registrant)

April 23, 2026	/s/ Brian J. Wenzel Sr.
Date	Brian J. Wenzel Sr. Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)