Form 10-Q
period 2026-06-30
Synchrony Financial
filed 2026-07-23
CIK 1601712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 17, 2026 was 325,370,840.

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
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this report and in our public filings, including under the headings “Risk Factors Relating to Our Business” and “Risk Factors Relating to Regulation” in our 2025 Form 10-K. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties, or potentially inaccurate assumptions that could cause our current expectations or beliefs to change. Further, any forward-looking statement, including under the heading "Business Trends and Conditions" below, speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.

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
Introduction and Business Overview ____________________________________________________________________________________________
We are a premier consumer financial services company delivering one of the industry's most complete digitally-enabled product suites. Our experience, expertise and scale encompass a broad spectrum of industries including digital, health and wellness, retail, telecommunications, home, auto, outdoor, pet and more. We have an established and diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” For the three and six months ended June 30, 2026, we financed $49.8 billion and $92.8 billion of purchase volume, respectively, and had 68.3 million and 68.7 million average active accounts, respectively, and at June 30, 2026, we had $102.2 billion of loan receivables.
We offer our credit products primarily through our wholly-owned subsidiary, the Bank. In addition, through the Bank, we offer, directly to retail, affinity relationships and commercial customers, a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”), including certificates of deposit, individual retirement accounts (“IRAs”), money market accounts, savings accounts and sweep and affinity deposits. We also take deposits at the Bank through third-party firms that offer our FDIC-insured deposit products to their customers. Our deposit base has continued to serve as a source of stable and diversified low-cost funding for our credit activities. At June 30, 2026, we had $82.8 billion in deposits, which represented 83% of our total funding sources.
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
The following table sets forth each credit product by type and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at June 30, 2026:

		Promotional Offer
Credit Product	Standard Terms Only	Deferred Interest	Other Promotional	Total
Credit cards	62.3%	17.1%	12.8%	92.2%
Commercial credit products	2.6	—	—	2.6
Consumer installment loans	—	0.1	5.0	5.1
Other	0.1	—	—	0.1
Total	65.0%	17.2%	17.8%	100.0%
Credit Cards
We offer the following principal types of consumer credit cards:
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
•Co-Branded Cards. Our co-branded cards comprise our patented Dual Cards and general purpose co-branded credit cards. Our Dual Cards are credit cards that function as private label credit cards when used to purchase goods and services from our partners, and as general purpose credit cards when used to make purchases from other retailers wherever cards from those card networks are accepted or for cash advance transactions. We also offer a Synchrony-branded general purpose credit card. Our co-branded cards are offered across all of our sales platforms and credit is typically extended on standard terms only. We offer consumer co-branded cards through over 15 of our large partners, of which the majority are Dual Cards, as well as our CareCredit Dual Card. Our consumer co-branded cards totaled 34% of our total loan receivables portfolio at June 30, 2026.
Commercial Credit Products
We offer private label cards and Dual Cards for commercial customers that are similar to our consumer offerings, and includes the Lowe's commercial co-branded credit card portfolio acquired in April 2026. We also offer a commercial pay-in-full accounts receivable product to a wide range of business customers.
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

Business Trends and Conditions
____________________________________________________________________________________________
We believe our business and results of operations will be impacted in the future by various trends and conditions. For a discussion of certain trends and conditions, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Trends and Conditions” in our 2025 Form 10-K. For a discussion of how certain trends and conditions impacted the three and six months ended June 30, 2026, see “—Results of Operations.”

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
Delinquency rates and delinquent loan receivables balances typically rise in the third and fourth quarters as customer payment rates typically decline, resulting in higher net charge-off rates in the first half of the calendar year. Delinquent loan receivables at year-end are more likely to return to current status than those delinquent at interim period ends. Consistent with this historical experience, our allowance for credit losses as a percentage of total loan receivables is generally higher at interim period ends than at year-end and may increase mid-year even when certain credit metrics improve.
These seasonal impacts to purchase volume and our loan receivables balances may materially affect our results of operations, delinquency metrics and the allowance for credit losses as a percentage of total loan receivables with the most pronounced effects typically occurring between the fourth quarter and the subsequent first quarter.

Results of Operations
____________________________________________________________________________________________
Summary Highlights for the Three and Six Months Ended June 30, 2026
Earnings

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Interest income	$5,583	$5,586	$11,186	$11,136
Interest expense	975	1,065	1,943	2,151
Net interest income	4,608	4,521	9,243	8,985
Retailer share arrangements	(1,027)	(992)	(2,097)	(1,887)
Provision for credit losses	1,201	1,146	2,536	2,637
Net interest income, after retailer share arrangements and provision for credit losses	2,380	2,383	4,610	4,461
Other income	137	118	270	267
Other expense	1,331	1,245	2,647	2,488
Earnings before provision for income taxes	1,186	1,256	2,233	2,240
Provision for income taxes	301	289	543	516
Net earnings	$885	$967	$1,690	$1,724
Net earnings available to common stockholders	$864	$946	$1,648	$1,682
Net earnings decreased to $885 million from $967 million and was flat at $1.7 billion for the three and six months ended June 30, 2026, respectively, primarily reflecting the following key drivers:
•Increases in net interest income of $87 million and $258 million for the three and six months ended June 30, 2026, respectively, primarily driven by decreases in interest expense and increases in interest and fees on loans, partially offset by lower interest income from our liquidity portfolio.
•Provision for credit losses increased $55 million for the three months ended June 30, 2026, primarily driven by a lower reserve release in the current year period, partially offset by a decrease in net charge-offs. Provision for credit losses decreased $101 million in the six months ended June 30, 2026, primarily driven by a decrease in net charge-offs, partially offset by a lower reserve release in the current year period.
•Retailer share arrangements increased $35 million and $210 million for the three and six months ended June 30, 2026, respectively, reflecting program performance and higher purchase volume, and other expense increased $86 million and $159 million for the three and six months ended June 30, 2026, respectively, primarily driven by higher operational losses and costs related to technology investments.
Loan receivables and Asset Quality
•Loan receivables increased 2.4% to $102.2 billion at June 30, 2026 compared to June 30, 2025, reflecting higher purchase volume, including the impact of the acquisition of the Lowe's commercial co-branded credit card portfolio, partially offset by the effects of higher payment rates.
•Over-30 day loan delinquencies as a percentage of period-end loan receivables decreased 2 basis points to 4.16% at June 30, 2026 from 4.18% at June 30, 2025. The net charge-off rate decreased 27 basis points and 61 basis points for the three and six months ended June 30, 2026, respectively, to 5.43% for both periods.
•Our allowance coverage ratio (allowance for credit losses as a percentage of period-end loan receivables) decreased to 10.09% at June 30, 2026, as compared to 10.59% at June 30, 2025.

Funding, Liquidity and Capital
•At June 30, 2026, deposits represented 83% of our total funding sources. Total deposits increased by 2.0% to $82.8 billion at June 30, 2026, compared to December 31, 2025.
•In June 2026, we issued depositary shares representing $500 million of 7.250% fixed rate reset non-cumulative perpetual preferred stock, Series C, with dividends payable quarterly beginning in August 2026.
•During the six months ended June 30, 2026, we repurchased $1.8 billion of our outstanding common stock, and declared and paid cash dividends of $0.60 per share, or $204 million in the aggregate.
•At June 30, 2026, we had a total remaining share repurchase authorization of $5.7 billion under the program that was announced in April 2026 and does not have an expiration date. In addition, the Company announced that the Board approved an increase of our quarterly dividend to $0.34 per common share commencing in the third quarter of 2026.
2026 Partner Agreements
During the six months ended June 30 2026, and to date, we continued to expand and diversify our portfolio with the addition or renewal of more than 30 partners, which included the following:

New partnerships:
• Indian Motorcycle	Lifestyle

Program extensions:
• Adorama	Digital
• Amerivet Partners	Health & Wellness
• Harbor Freight	Home & Auto
• LaserAway	Health & Wellness
• Miracle-Ear	Health & Wellness
• Roto-Rooter	Home & Auto
• Suzuki	Lifestyle
•In our Health & Wellness sales platform, we also expanded CareCredit partnerships with pet insurance providers, Figo and Embrace, to enable reimbursements back to CareCredit accounts, making the solution available for more than 1.7 million pets.
•In April 2026, we completed the acquisition of $0.7 billion of loan receivables associated with the Lowe's commercial co-branded credit card portfolio, which are included within our Home & Auto sales platform results.

Other Financial and Statistical Data
The following table sets forth certain other financial and statistical data for the periods indicated:

	At and for the		At and for the
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Financial Position Data (Average):
Loan receivables, including held for sale	$100,702	$99,236	$100,698	$100,123
Total assets	$121,270	$120,441	$120,663	$120,467
Deposits	$82,698	$82,426	$82,410	$82,606
Borrowings	$16,429	$16,195	$15,986	$16,119
Total equity	$16,603	$16,755	$16,687	$16,726
Selected Performance Metrics:
Purchase volume(1)(2)	$49,827	$46,084	$92,811	$86,804
Home & Auto	$12,120	$11,459	$21,563	$20,905
Digital	$14,897	$13,647	$28,396	$26,126
Diversified & Value	$17,200	$15,393	$32,126	$29,125
Health & Wellness	$4,092	$4,007	$7,963	$7,781
Lifestyle	$1,518	$1,432	$2,763	$2,600
Corp, Other	$—	$146	$—	$267
Average active accounts (in thousands)(2)(3)	68,341	68,050	68,685	68,810
Net interest margin(4)	15.08%	14.78%	15.29%	14.76%
Net charge-offs	$1,364	$1,411	$2,710	$2,999
Net charge-offs (annualized) as a % of average loan receivables, including held for sale	5.43%	5.70%	5.43%	6.04%
Allowance coverage ratio(5)	10.09%	10.59%	10.09%	10.59%
Return on assets(6)	2.9%	3.2%	2.8%	2.9%
Return on equity(7)	21.4%	23.1%	20.4%	20.8%
Equity to assets(8)	13.69%	13.91%	13.83%	13.88%
Other expense (annualized) as a % of average loan receivables, including held for sale	5.30%	5.03%	5.30%	5.01%
Efficiency ratio(9)	35.8%	34.1%	35.7%	33.8%
Effective income tax rate	25.4%	23.0%	24.3%	23.0%
Selected Period-End Data:
Loan receivables	$102,208	$99,776	$102,208	$99,776
Allowance for credit losses	$10,312	$10,564	$10,312	$10,564
30+ days past due as a % of period-end loan receivables(10)	4.16%	4.18%	4.16%	4.18%
90+ days past due as a % of period-end loan receivables(10)	2.01%	2.06%	2.01%	2.06%
Total active accounts (in thousands)(2)(3)	68,410	68,186	68,410	68,186
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

Average Balance Sheet
The following tables set forth information for the periods indicated regarding average balance sheet data, which are used in the discussion of interest income, interest expense and net interest income that follows:

	2026			2025
Three months ended June 30 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$18,067	$167	3.71%	$20,699	$228	4.42%
Securities available for sale	3,775	36	3.83%	2,774	30	4.34%
Loan receivables, including held for sale(3):
Credit cards	92,690	5,092	22.03%	91,460	5,076	22.26%
Consumer installment loans	5,288	187	14.18%	5,692	207	14.59%
Commercial credit products	2,646	100	15.16%	1,981	43	8.71%
Other	78	1	5.14%	103	2	7.79%
Total loan receivables, including held for sale	100,702	5,380	21.43%	99,236	5,328	21.54%
Total interest-earning assets	122,544	5,583	18.27%	122,709	5,586	18.26%
Non-interest-earning assets:
Cash and due from banks	945			868
Allowance for credit losses	(10,428)			(10,797)
Other assets	8,209			7,661
Total non-interest-earning assets	(1,274)			(2,268)
Total assets	$121,270			$120,441
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$82,279	$767	3.74%	$82,014	$855	4.18%
Borrowings of consolidated securitization entities	8,915	111	4.99%	7,926	104	5.26%
Senior and subordinated unsecured notes	7,514	97	5.18%	8,269	106	5.14%
Total interest-bearing liabilities	98,708	975	3.96%	98,209	1,065	4.35%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	419			412
Other liabilities	5,540			5,065
Total non-interest-bearing liabilities	5,959			5,477
Total liabilities	104,667			103,686
Equity
Total equity	16,603			16,755
Total liabilities and equity	$121,270			$120,441
Interest rate spread(4)			14.31%			13.91%
Net interest income		$4,608			$4,521
Net interest margin(5)			15.08%			14.78%

	2026			2025
Six months ended June 30 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$18,030	$330	3.69%	$19,625	$431	4.43%
Securities available for sale	3,188	63	3.99%	3,001	65	4.37%
Loan receivables, including held for sale(3):
Credit cards	92,989	10,244	22.22%	92,345	10,131	22.12%
Consumer installment loans	5,376	375	14.07%	5,762	418	14.63%
Commercial credit products	2,254	172	15.39%	1,912	88	9.28%
Other	79	2	5.11%	104	3	5.82%
Total loan receivables, including held for sale	100,698	10,793	21.61%	100,123	10,640	21.43%
Total interest-earning assets	121,916	11,186	18.50%	122,749	11,136	18.29%
Non-interest-earning assets:
Cash and due from banks	960			868
Allowance for credit losses	(10,429)			(10,866)
Other assets	8,216			7,716
Total non-interest-earning assets	(1,253)			(2,282)
Total assets	$120,663			$120,467
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$81,993	$1,537	3.78%	$82,191	$1,737	4.26%
Borrowings of consolidated securitization entities	8,700	217	5.03%	8,058	208	5.21%
Senior and subordinated unsecured notes	7,286	189	5.23%	8,061	206	5.15%
Total interest-bearing liabilities	97,979	1,943	4.00%	98,310	2,151	4.41%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	417			415
Other liabilities	5,580			5,016
Total non-interest-bearing liabilities	5,997			5,431
Total liabilities	103,976			103,741
Equity
Total equity	16,687			16,726
Total liabilities and equity	$120,663			$120,467
Interest rate spread(4)			14.50%			13.88%
Net interest income		$9,243			$8,985
Net interest margin(5)			15.29%			14.76%
________________________________________
(1)Average yields/rates are based on annualized total interest income/expense divided by average balances.
(2)Includes average restricted cash balances of $691 million and $642 million for the three months ended June 30, 2026 and 2025, respectively, and $377 million and $666 million for the six months ended June 30, 2026 and 2025, respectively.
(3)Interest income on loan receivables includes fees on loans, which primarily consist of late fees on our credit products, of $508 million and $560 million for the three months ended June 30, 2026 and 2025, respectively, and $1.1 billion for both of the six months ended June 30, 2026 and 2025.
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
Interest Income
Interest income was flat for the three months ended June 30, 2026 reflecting an increase of 1.0% in interest and fees on loans offset by lower interest income from our liquidity portfolio. Interest income increased $50 million, or 0.4%, for the six months ended June 30, 2026 reflecting an increase of 1.4% in interest and fees on loans, partially offset by lower interest income from our liquidity portfolio. The increases in interest and fees on loans for the three and six months ended June 30, 2026 were primarily driven by growth in average loan receivables, as well as the impact of our product, pricing and policy changes for the six months ended June 30, 2026.
Average interest-earning assets

Three months ended June 30 ($ in millions)	2026	%	2025	%
Loan receivables, including held for sale	$100,702	82.2%	$99,236	80.9%
Liquidity portfolio and other	21,842	17.8	23,473	19.1
Total average interest-earning assets	$122,544	100.0%	$122,709	100.0%

Six months ended June 30 ($ in millions)	2026	%	2025	%
Loan receivables, including held for sale	$100,698	82.6%	$100,123	81.6%
Liquidity portfolio and other	21,218	17.4	22,626	18.4
Total average interest-earning assets	$121,916	100.0%	$122,749	100.0%
Average loan receivables, including held for sale, increased 1.5% and 0.6% for the three and six months ended June 30, 2026, respectively, reflecting higher purchase volume, partially offset by the effects of higher payment rates. Purchase volume increased by 8.1% and 6.9% for the three and six months ended June 30, 2026, respectively, primarily reflecting the impacts of partner expansion and higher spend per average active account.
Yield on average interest-earning assets
The yield on average interest-earning assets increased by one basis point and 21 basis points for the three and six months ended June 30, 2026, respectively.
The change in yield for the three months ended June 30, 2026 reflects the impact of the mix of loan receivables as a percentage of interest-earning assets versus the prior year, partially offset by decreases in the yield on both loan receivables and our liquidity portfolio. The loan receivables yield decreased 11 basis points to 21.43% for the three months ended June 30, 2026 primarily driven by lower benchmark rates and lower assessed late fees, partially offset by the impacts of our product, pricing and policy changes.

The increase in yield on average interest-earning assets for the six months ended June 30, 2026 was primarily driven by an 18 basis point increase in loan receivables yield, as well as the mix of loan receivables as a percentage of interest-earning assets. The higher loan receivables yield was primarily driven by the impacts of our product, pricing and policy changes, partially offset by the impact of lower benchmark rates and lower assessed late fees.
Interest Expense
Interest expense decreased by $90 million, or 8.5%, and $208 million, or 9.7%, for the three and six months ended June 30, 2026, respectively, primarily due to lower interest-bearing liabilities cost associated with lower benchmark rates. Our cost of funds decreased to 3.96% and 4.00% for the three and six months ended June 30, 2026, respectively, compared to 4.35% and 4.41% for the respective prior year periods.

Average interest-bearing liabilities

Three months ended June 30 ($ in millions)	2026	%	2025	%
Interest-bearing deposit accounts	$82,279	83.4%	$82,014	83.5%
Borrowings of consolidated securitization entities	8,915	9.0	7,926	8.1
Senior and subordinated unsecured notes	7,514	7.6	8,269	8.4
Total average interest-bearing liabilities	$98,708	100.0%	$98,209	100.0%

Six months ended June 30 ($ in millions)	2026	%	2025	%
Interest-bearing deposit accounts	$81,993	83.7%	$82,191	83.6%
Borrowings of consolidated securitization entities	8,700	8.9	8,058	8.2
Senior and subordinated unsecured notes	7,286	7.4	8,061	8.2
Total average interest-bearing liabilities	$97,979	100.0%	$98,310	100.0%
Net Interest Income
Net interest income increased by $87 million, or 1.9%, and $258 million, or 2.9%, for the three and six months ended June 30, 2026, respectively, resulting from the changes in interest income and interest expense discussed above.
Retailer Share Arrangements
Retailer share arrangements increased by $35 million, or 3.5%, and $210 million, or 11.1%, for the three and six months ended June 30, 2026, respectively, reflecting program performance, which included lower net charge-offs, and the impact of our product, pricing and policy changes, as well as higher purchase volume.
Provision for Credit Losses
Provision for credit losses increased by $55 million, or 4.8%, and decreased by $101 million, or 3.8%, for the three and six months ended June 30, 2026, respectively. The increase in the three months ended June 30, 2026 was primarily driven by a lower reserve release in the current year period, partially offset by lower net charge-offs. The decrease in the six months ended June 30, 2026 was primarily driven by lower net charge-offs, partially offset by a lower reserve release in the current year period.
The reserve releases for the three and six months ended June 30, 2026 were $163 million and $174 million, respectively, as compared to reserve releases of $265 million and $362 million in the respective prior year periods.
Net charge-offs for the three and six months ended June 30, 2026 decreased by $47 million and $289 million, respectively. The net charge-off rate decreased by 27 basis points and 61 basis points for the three and six months ended June 30, 2026, respectively, to 5.43% for both periods, and we expect our net charge-off rate for the year ended December 31, 2026 will be below our long-term target range of 5.5% to 6.0%.
Other Income

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Interchange revenue	$300	$268	$564	$506
Protection product revenue	161	144	322	291
Loyalty programs	(436)	(360)	(797)	(671)
Other	112	66	181	141
Total other income	$137	$118	$270	$267
Other income increased by $19 million, or 16.1%, and $3 million, or 1.1%, for the three and six months ended June 30, 2026, respectively.

The increases in the three and six months ended June 30, 2026 were primarily driven by increases in other income, interchange revenue, and protection product revenue. These increases were partially offset by higher loyalty costs. During the three months ended June 30, 2026, we participated in the Visa exchange offer, which included the exchange of Visa Class B-2 common stock for Visa Class C common stock, which was recorded at fair value. The increases in other income for the three and six months ended June 30, 2026 were driven primarily by a gain of $30 million related to the exchange of Visa Class B-2 common stock.
Other Expense

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Employee costs	$516	$509	$1,031	$1,015
Professional fees	220	236	429	453
Marketing and business development	137	127	251	243
Information processing	248	215	510	434
Other	210	158	426	343
Total other expense	$1,331	$1,245	$2,647	$2,488
Other expense increased by $86 million, or 6.9%, and $159 million, or 6.4%, for the three and six months ended June 30, 2026, respectively.
The increases for the three and six months ended June 30, 2026 were driven by higher other expense and information processing costs, reflecting increased operational losses and costs related to technology investments.
Provision for Income Taxes

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Effective tax rate	25.4%	23.0%	24.3%	23.0%
Provision for income taxes	$301	$289	$543	$516
The effective tax rate for the three and six months ended June 30, 2026 increased compared to the same periods in the prior year primarily due to tax benefits recognized in the prior year related to the remeasurement of deferred tax assets for increases in state tax rates. The effective tax rate differs from the applicable U.S. federal statutory tax rate primarily due to state income taxes.

Platform Analysis
As discussed above under “—Our Sales Platforms,” we offer our credit products primarily through five sales platforms (Home & Auto, Digital, Diversified & Value, Health & Wellness and Lifestyle). The following is a discussion of certain supplemental information for the three and six months ended June 30, 2026, for each of our five sales platforms and Corp, Other.
Home & Auto

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Purchase volume	$12,120	$11,459	$21,563	$20,905
Period-end loan receivables	$30,351	$30,374	$30,351	$30,374
Average loan receivables, including held for sale	$29,868	$30,137	$29,619	$30,472
Average active accounts (in thousands)	17,383	17,831	17,176	17,899

Interest and fees on loans	$1,394	$1,395	$2,773	$2,797
Other income	$63	$52	$118	$108
Home & Auto interest and fees on loans remained flat for the three months ended June 30, 2026 and decreased by $24 million, or 0.9%, for the six months ended June 30, 2026, reflecting lower average loan receivables, offset by higher loan receivables yield. The decrease in average loan receivables was primarily driven by higher payment rates, partially offset by the impact of the acquisition of the Lowe's commercial co-branded credit card portfolio. The increase in loan receivables yield reflects the impact of product, pricing and policy changes, partially offset by lower late fee incidence.
Purchase volume increased by 5.8% and 3.1% for the three and six months ended June 30, 2026, respectively, primarily reflecting the performance of new programs. Average active accounts decreased by 2.5% and 4.0% for the three and six months ended June 30, 2026, respectively.
Other income increased by $11 million, or 21.2%, and $10 million, or 9.3%, for the three and six months ended June 30, 2026, respectively, primarily due to higher protection product revenue and higher interchange revenue, partially offset by higher loyalty costs.
Digital

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Purchase volume	$14,897	$13,647	$28,396	$26,126
Period-end loan receivables	$29,011	$27,786	$29,011	$27,786
Average loan receivables, including held for sale	$28,538	$27,571	$28,780	$27,892
Average active accounts (in thousands)	20,662	20,368	20,962	20,554

Interest and fees on loans	$1,604	$1,576	$3,236	$3,120
Other income	$(5)	$—	$4	$9
Digital interest and fees on loans increased by $28 million, or 1.8%, and $116 million, or 3.7% for the three and six months ended June 30, 2026, respectively, primarily driven by higher average loan receivables, partially offset by lower benchmark rates.
Purchase volume increased by 9.2% and 8.7% for the three and six months ended June 30, 2026, respectively, primarily reflecting strong performance across partners with broad diversified offerings which drove both higher spend per average active account and higher average active accounts. Average active accounts increased by 1.4% and 2.0% for the three and six months ended June 30, 2026, respectively.

Diversified & Value

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Purchase volume	$17,200	$15,393	$32,126	$29,125
Period-end loan receivables	$20,770	$19,510	$20,770	$19,510
Average loan receivables, including held for sale	$20,348	$19,338	$20,289	$19,504
Average active accounts (in thousands)	20,160	19,471	20,329	19,858

Interest and fees on loans	$1,177	$1,159	$2,372	$2,337
Other income	$(51)	$(3)	$(69)	$(3)
Diversified & Value interest and fees on loans increased by $18 million, or 1.6%, and $35 million, or 1.5%, for the three and six months ended June 30, 2026, respectively, primarily driven by higher average loan receivables reflecting the impact of partner expansion, partially offset by decreases in loan receivables yield primarily reflecting lower benchmark rates and lower late fee incidence.
Purchase volume increased 11.7% and 10.3%, for the three and six months ended June 30, 2026, respectively, primarily reflecting the impact of partner expansion, as well as higher gas sales. Average active accounts increased by 3.5% and 2.4% for the three and six months ended June 30, 2026, respectively.
Other income decreased by $48 million and $66 million, for the three and six months ended June 30, 2026, respectively, primarily due to higher loyalty costs, partially offset by higher interchange revenue.
Health & Wellness

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Purchase volume	$4,092	$4,007	$7,963	$7,781
Period-end loan receivables	$15,390	$15,309	$15,390	$15,309
Average loan receivables, including held for sale	$15,296	$15,215	$15,335	$15,247
Average active accounts (in thousands)	7,580	7,697	7,631	7,740

Interest and fees on loans	$948	$923	$1,896	$1,837
Other income	$82	$66	$162	$141
Health & Wellness interest and fees on loans increased by $25 million, or 2.7%, and $59 million, or 3.2%, for the three and six months ended June 30, 2026, respectively, primarily driven by increases in loan receivables yield, reflecting the impact of product, pricing and policy changes.
Purchase volume increased 2.1% and 2.3% for the three and six months ended June 30, 2026, respectively, reflecting growth in Pet, partially offset by lower spend in Cosmetic. The increase in the six months ended June 30, 2026 also reflected growth in Audiology. In addition, higher spend per average active account exceeded the impact of lower average active accounts. Average active accounts decreased 1.5% and 1.4% for the three and six months ended June 30, 2026, respectively.
Other income increased by $16 million, or 24.2%, and $21 million, or 14.9%, for the three and six months ended June 30, 2026, respectively, primarily due to higher protection product revenue, lower loyalty costs and higher interchange revenue.

Lifestyle

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Purchase volume	$1,518	$1,432	$2,763	$2,600
Period-end loan receivables	$6,613	$6,673	$6,613	$6,673
Average loan receivables, including held for sale	$6,561	$6,646	$6,584	$6,681
Average active accounts (in thousands)	2,539	2,531	2,569	2,598

Interest and fees on loans	$256	$261	$514	$522
Other income	$12	$9	$23	$19
Lifestyle interest and fees on loans decreased by $5 million, or 1.9%, and $8 million, or 1.5%, for the three and six months ended June 30, 2026, respectively, primarily driven by lower average loan receivables and lower benchmark rates.
Purchase volume increased by 6.0% and 6.3% for the three and six months ended June 30, 2026, respectively, primarily reflecting higher spend in Other Apparel and Goods and Luxury and the performance of new programs, partially offset by lower spend in Outdoors. Average active accounts increased 0.3% and decreased 1.1% for the three and six months ended June 30, 2026, respectively.
Corp, Other

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Purchase volume	$—	$146	$—	$267
Period-end loan receivables	$73	$124	$73	$124
Average loan receivables, including held for sale	$91	$329	$91	$327
Average active accounts (in thousands)	17	152	18	161

Interest and fees on loans	$1	$14	$2	$27
Other income	$36	$(6)	$32	$(7)
Other income increased by $42 million and $39 million for the three and six months ended June 30, 2026, primarily driven by a gain of $30 million related to the exchange of Visa Class B-2 common stock.

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
The following table sets forth the composition of our loan receivables portfolio by product type at the dates indicated:

($ in millions)	At June 30, 2026	%	At December 31, 2025	%
Loan receivables
Credit cards	$94,233	92.2%	$96,346	92.8%
Consumer installment loans	5,233	5.1	5,548	5.3
Commercial credit products	2,681	2.6	1,833	1.8
Other	61	0.1	81	0.1
Total loan receivables	$102,208	100.0%	$103,808	100.0%
Loan receivables decreased 1.5% to $102.2 billion at June 30, 2026, compared to $103.8 billion at December 31, 2025, primarily driven by the seasonality of our business and the effects of higher payment rates, partially offset by higher purchase volume, including the impact of the acquisition of the Lowe's commercial co-branded credit card portfolio.
Loan receivables increased 2.4% to $102.2 billion at June 30, 2026, compared to $99.8 billion at June 30, 2025 reflecting higher purchase volume, including the impact of the acquisition of the Lowe's commercial co-branded credit card portfolio, partially offset by the effects of higher payment rates.
Our loan receivables portfolio had the following geographic concentration at June 30, 2026:

($ in millions)	Loan Receivables Outstanding	% of Total Loan Receivables Outstanding
State
Texas	$11,299	11.1%
California	$10,352	10.1%
Florida	$9,587	9.4%
New York	$4,783	4.7%
North Carolina	$4,339	4.2%
Delinquencies
Over-30 day loan delinquencies as a percentage of period-end loan receivables decreased by 2 basis points to 4.16% at June 30, 2026 from 4.18% at June 30, 2025, and decreased by 33 basis points from 4.49% at December 31, 2025.
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

The tables below set forth the net charge-offs and ratio of annualized net charge-offs to average loan receivables, including held for sale, (“net charge-off rate”) for the periods indicated:

	Three months ended June 30,
	2026		2025
($ in millions)	Amount	Rate	Amount	Rate
Credit cards	$1,236	5.34%	$1,304	5.72%
Consumer installment loans	96	7.28%	77	5.43%
Commercial credit products	32	5.00%	30	6.07%
Other	—	—%	—	—%
Total net charge-offs	$1,364	5.43%	$1,411	5.70%

	Six months ended June 30,
	2026		2025
($ in millions)	Amount	Rate	Amount	Rate
Credit cards	$2,469	5.35%	$2,766	6.04%
Consumer installment loans	179	6.71%	170	5.95%
Commercial credit products	62	5.64%	63	6.64%
Other	—	—%	—	—%
Total net charge-offs	$2,710	5.43%	$2,999	6.04%
Allowance for Credit Losses
The allowance for credit losses totaled $10.3 billion at June 30, 2026, compared to $10.4 billion at December 31, 2025, and $10.6 billion at June 30, 2025, and reflects our estimate of expected credit losses for the life of the loan receivables on our Condensed Consolidated Statements of Financial Position.
The decreases in allowance for credit losses compared to December 31, 2025 and June 30, 2025 were primarily driven by continued asset quality trends that reflect the impact of prior credit actions and elevated customer payment rates, as well as expectations of the macroeconomic environment. Our allowance for credit losses as a percentage of total period-end loan receivables increased to 10.09% at June 30, 2026, from 10.06% at December 31, 2025 and decreased from 10.59% at June 30, 2025. See Note 4. Loan Receivables and Allowance for Credit Losses to our condensed consolidated financial statements for additional information.

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
The following tables summarize information concerning our funding sources during the periods indicated:

	2026			2025
Three months ended June 30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$82,279	83.4%	3.7%	$82,014	83.5%	4.2%
Securitized financings	8,915	9.0	5.0%	7,926	8.1	5.3%
Senior and subordinated unsecured notes	7,514	7.6	5.2%	8,269	8.4	5.1%
Total	$98,708	100.0%	4.0%	$98,209	100.0%	4.3%
______________________
(1)Excludes $419 million and $412 million average balance of non-interest-bearing deposits for the three months ended June 30, 2026 and 2025, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the three months ended June 30, 2026 and 2025.

	2026			2025
Six months ended June 30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$81,993	83.7%	3.8%	$82,191	83.6%	4.3%
Securitized financings	8,700	8.9	5.0%	8,058	8.2	5.2%
Senior and subordinated unsecured notes	7,286	7.4	5.2%	8,061	8.2	5.2%
Total	$97,979	100.0%	4.0%	$98,310	100.0%	4.4%
______________________
(1)Excludes $417 million and $415 million average balance of non-interest-bearing deposits for the six months ended June 30, 2026 and 2025, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the six months ended June 30, 2026 and 2025.
Deposits
We obtain deposits directly from retail customers, affinity relationships and commercial customers (“direct deposits”) and through third-party firms that offer our deposits to their customers (“brokered deposits”). At June 30, 2026, we had $76.7 billion in direct deposits and $6.1 billion in brokered deposits consisting of certificates of deposit and network deposit sweeps procured through a program arranger that channels account deposits to us. A key part of our liquidity plan and funding strategy is to continue to utilize our direct deposit base as a source of stable and diversified low-cost funding.
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
The following tables summarize certain information regarding our interest-bearing deposits by type (all of which constitute U.S. deposits) for the periods indicated:

Three months ended June 30 ($ in millions)	2026			2025
	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$43,582	53.0%	4.0%	$40,163	49.0%	4.4%
Savings, money market, and demand accounts	33,046	40.1	3.4%	33,270	40.6	3.9%
Brokered deposits	5,651	6.9	4.0%	8,581	10.4	4.5%
Total interest-bearing deposits	$82,279	100.0%	3.7%	$82,014	100.0%	4.2%

Six months ended June 30 ($ in millions)	2026			2025
	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$43,255	52.8%	4.0%	$40,499	49.3%	4.5%
Savings, money market, and demand accounts	32,970	40.2	3.4	32,601	39.7	3.9%
Brokered deposits	5,768	7.0	4.0	9,091	11.0	4.4%
Total interest-bearing deposits	$81,993	100.0%	3.8%	$82,191	100.0%	4.3%
Our deposit liabilities provide funding with maturities ranging from one day to ten years. At June 30, 2026, the weighted average maturity of our interest-bearing time deposits was approximately one year. See Note 7. Deposits to our condensed consolidated financial statements for more information on the maturities of our time deposits.
The standard FDIC deposit insurance amount is $250,000 per depositor, for each account ownership category. Our estimate of the uninsured portion of total deposit balances, excluding any intercompany balance, at June 30, 2026 was $7.1 billion.
The following table summarizes the portion of uninsured deposits that are certificates of deposit by contractual maturity at June 30, 2026:

($ in millions)	3 Months or Less	Over 3 Months but within 6 Months	Over 6 Months but within 12 Months	Over 12 Months	Total
Certificates of deposit (including IRA certificates of deposit)	$1,031	$794	$1,516	$1,073	$4,414
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

The following table summarizes expected contractual maturities of the investors’ interests in securitized financings, excluding debt premiums, discounts and issuance costs at June 30, 2026:

($ in millions)	Less Than One Year(2)	One Year Through Three Years	Four Years Through Five Years	After Five Years	Total
Scheduled maturities of borrowings—owed to securitization investors:
SYNCT	$1,050	$600	$—	$—	$1,650
SFT	300	975	—	—	1,275
SYNIT(1)	2,500	3,500	—	—	6,000
Total borrowings—owed to securitization investors	$3,850	$5,075	$—	$—	$8,925
______________________
(1)Excludes any subordinated classes of SYNIT notes that we owned at June 30, 2026.
(2)Includes $1.0 billion of fixed securitized borrowings which matured and were repaid in July 2026.
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
The following table summarizes for each of our trusts the three-month rolling average excess spread at June 30, 2026:

	Note Principal Balance ($ in millions)	# of Series Outstanding	Three-Month Rolling Average Excess Spread(1)
SYNCT	$1,650	3	~ 16.6% to 17.1%
SFT	$1,275	5	13.8%
SYNIT	$6,000	1	16.9%
______________________
(1)Represents the excess spread (generally calculated as interest income collected from the applicable pool of loan receivables less applicable net charge-offs, interest expense and servicing costs, divided by the aggregate principal amount of loan receivables in the applicable pool) for SFT or, in the case of SYNCT, a range of the excess spreads relating to the particular series issued within such trust or, in the case of SYNIT, the excess spread relating to the one outstanding series issued within such trust, in all cases omitting any series that have not been outstanding for at least three full monthly periods and calculated in accordance with the applicable trust or series documentation, for the three securitization monthly periods ended June 30, 2026.

Senior and Subordinated Unsecured Notes
The following table provides a summary of our outstanding senior and subordinated unsecured notes at June 30, 2026, which includes $750 million of senior unsecured notes issued by Synchrony Financial in February 2026:

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
______________________
(1)Weighted average interest rate of all senior and subordinated unsecured notes at June 30, 2026 was 5.05%.
(2)Floating rate applicable at interest reset date through maturity, based on compounded Secured Overnight Financing Rate plus floating rate spread noted above.
(3)The amounts shown exclude unamortized debt discounts, premiums and issuance costs.
Short-Term Borrowings
Except as described above, there were no material short-term borrowings for the periods presented.
Covenants
The indentures pursuant to which our senior and subordinated unsecured notes have been issued include various covenants. If we do not satisfy any of these covenants, the maturity of amounts outstanding thereunder may be accelerated and become payable. We were in compliance with all of these covenants at June 30, 2026.
At June 30, 2026, we were not in default under any of our credit facilities.

Credit Ratings
Our borrowing costs and capacity in certain funding markets, including securitizations and senior and subordinated debt, may be affected by the credit ratings of the Company, the Bank and the ratings of our asset-backed securities.
The table below reflects our current credit ratings and outlooks:

	S&P	Fitch Ratings
Synchrony Financial
Senior unsecured debt	BBB-	BBB
Subordinated unsecured debt	BB+	BBB-
Preferred stock	BB-	BB-
Outlook for Synchrony Financial	Positive	Stable
Synchrony Bank
Senior unsecured debt	BBB	BBB
Outlook for Synchrony Bank	Positive	Stable
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
We maintain a liquidity portfolio, which at June 30, 2026 had $19.8 billion of liquid assets, primarily consisting of cash and equivalents, less cash in transit which is not considered to be liquid, compared to $16.6 billion of liquid assets at December 31, 2025. The increase in liquid assets was primarily due to deposit growth, issuances of senior unsecured debt, securitized debt and preferred stock, as well as the seasonality of our business. We believe our liquidity position at June 30, 2026 remains strong as we continue to operate in a period of uncertain economic conditions and we will continue to closely monitor our liquidity as economic conditions change.
As a general matter, investments included in our liquidity portfolio are expected to be highly liquid, giving us the ability to readily convert them to cash. The level and composition of our liquidity portfolio may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.
We also have access to several additional sources of liquidity beyond our liquidity portfolio. At June 30, 2026, we had an aggregate of $13.1 billion of available borrowing capacity through the Federal Reserve’s discount window. In addition, we had $2.6 billion of undrawn capacity on our securitized financings, subject to customary borrowing conditions, from private lenders under our securitization programs, of which $2.1 billion was committed and $450 million was uncommitted. We also have other unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.

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
We are subject to the Federal Reserve Board's formal capital plan submission requirements and submitted our 2026 capital plan to the Federal Reserve Board. We are also subject to supervisory stress tests on a biennial basis, in even calendar years, and the 2026 supervisory stress test was the first stress test in which we participated. In February 2026, the Federal Reserve Board voted to maintain banking organizations’ current stress capital buffer requirements until 2027 at the earliest. As a result, following completion of the 2026 supervisory stress test, we remain subject to our initial stress capital buffer of 2.5% and as we are only subject to supervisory stress tests on a biennial basis, we will receive a new stress capital buffer in 2028. For more information, see “Regulation—Savings and Loan Holding Company Regulation” in our 2025 Form 10-K.
Dividend and Share Repurchases

Common Stock Cash Dividends Declared	Month of Payment	Amount per Common Share	Amount
Three months ended ($ in millions, except per share data)
March 31, 2026	February 2026	$0.30	$104
June 30, 2026	May 2026	0.30	100
Total dividends declared		$0.60	$204

		Series A		Series B
Preferred Stock Cash Dividends Declared	Month of Payment	Amount per Preferred Share	Amount	Amount per Preferred Share	Amount
Three months ended ($ in millions, except per share data)
March 31, 2026	February 2026	$14.06	$10	$20.63	$11
June 30, 2026	May 2026	14.06	11	20.63	10
Total dividends declared		$28.12	$21	$41.26	$21
In April 2026, the Board approved an increase of our quarterly dividend to $0.34 per common share commencing in the third quarter of 2026. In addition, in June 2026, we issued depositary shares representing $500 million of 7.250% fixed rate reset non-cumulative perpetual preferred stock, Series C, with dividends payable quarterly beginning in August 2026. The declaration and payment of future dividends to holders of our common and preferred stock will be at the discretion of the Board and will depend on many factors.

Common Shares Repurchased Under Publicly Announced Programs	Total Number of Shares Purchased	Dollar Value of Shares Purchased
Three months ended ($ and shares in millions)
March 31, 2026	12.5	$900
June 30, 2026	11.7	850
Total	24.2	$1,750
In April 2026, the Company announced that the Board approved a new share repurchase program of up to $6.5 billion of the Company’s common stock, which commenced in the second quarter of 2026 and, in a change from our prior share repurchase programs, does not have an expiration date (the "2026 program"). The new share repurchase program replaced the Company’s prior program, which was scheduled to expire on June 30, 2026. At June 30, 2026, we had a total remaining share repurchase authorization of $5.7 billion under the 2026 program. The pace and amount of share repurchases under the program are flexible, and will be executed from time to time subject to various factors, including capital levels, financial performance, market conditions and legal and regulatory requirements, and in accordance with our capital plans.
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
Regulatory Capital Requirements - Synchrony Financial
For Synchrony Financial to be a well-capitalized savings and loan holding company, Synchrony Bank must be well-capitalized and Synchrony Financial must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. At June 30, 2026, Synchrony Financial met all minimum capital ratio requirements and the requirements to be deemed well-capitalized.
The following table sets forth the composition of our capital ratios for the Company calculated under the Basel III Standardized Approach rules at June 30, 2026 and December 31, 2025, respectively:

	At June 30, 2026		At December 31, 2025(1)
($ in millions)	Amount	Ratio(2)	Amount	Ratio(2)
Total risk-based capital	$17,782	16.9%	$17,691	16.7%
Tier 1 risk-based capital	$15,616	14.9%	$15,512	14.6%
Tier 1 leverage	$15,616	13.0%	$15,512	13.3%
Common equity Tier 1 capital	$13,900	13.2%	$14,290	13.5%
Risk-weighted assets	$104,969		$105,934
______________________
(1)Amounts and ratios at December 31, 2025 have been recast to reflect the change in presentation of internal-use capitalized software on our Condensed Consolidated Statements of Financial Position. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our condensed consolidated financial statements for additional information.
(2)Tier 1 leverage ratio represents total Tier 1 capital as a percentage of total average assets, after certain adjustments. All other ratios presented above represent the applicable capital measure as a percentage of risk-weighted assets.
The decrease in our common equity Tier 1 capital ratio compared to December 31, 2025 was primarily due to share repurchases and common and preferred dividends in the six months ended June 30, 2026, partially offset by net earnings during the same period.

Regulatory Capital Requirements - Synchrony Bank
At June 30, 2026 and December 31, 2025, the Bank met all applicable requirements to be deemed well-capitalized pursuant to the Office of the Comptroller of the Currency of the U.S. Treasury (the “OCC”) regulations and for purposes of the Federal Deposit Insurance Act. The following table sets forth the composition of the Bank’s capital ratios calculated under the Basel III Standardized Approach rules at June 30, 2026 and December 31, 2025:

	At June 30, 2026		At December 31, 2025(1)
($ in millions)	Amount	Ratio(2)	Amount	Ratio(2)
Total risk-based capital	$16,427	16.5%	$16,162	16.1%
Tier 1 risk-based capital	$14,321	14.4%	$14,045	14.0%
Tier 1 leverage	$14,321	12.6%	$14,045	12.7%
Common equity Tier 1 capital	$14,321	14.4%	$14,045	14.0%
______________________
(1)Amounts and ratios at December 31, 2025 have been recast to reflect the change in presentation of internal-use capitalized software on our Condensed Consolidated Statements of Financial Position. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our condensed consolidated financial statements for additional information.
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
Off-Balance Sheet Arrangements and Unfunded Lending Commitments
____________________________________________________________________________________________
We do not have any material off-balance sheet arrangements, including guarantees of third-party obligations. Guarantees are contracts or indemnification agreements that contingently require us to make a guaranteed payment or perform an obligation to a third-party based on certain trigger events. At June 30, 2026, we had not recorded any contingent liabilities in our Condensed Consolidated Statements of Financial Position related to any guarantees. See Note 5. Variable Interest Entities to our condensed consolidated financial statements for more information on our investment commitments for unconsolidated variable interest entities.
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
On June 25, 2026, the FDIC issued two proposals that would modify certain requirements applicable to the Bank. The first would streamline resolution planning requirements for insured depository institutions by eliminating, among other things, the need for institutions to provide a strategy for their own resolution and to provide interim resolution plan supplements annually, and also by removing the FDIC’s ability to deem resolution plans, which would be renamed “resolution submissions,” not credible. The second proposal would decrease initial base deposit insurance assessment rates for institutions with total assets of $30 billion or more, including the Bank, by one basis point. This proposal would provide an additional downward adjustment of 0.5 basis points to such an institution’s assessment rate if the institution successfully completed a virtual data room testing exercise, and a further downward adjustment of 0.5 basis points if the institution provided the FDIC with temporary access to certain data service providers and/or internal data systems. We are evaluating the potential impact of these two proposals on the Company.
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

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________________________________________________

ITEM 1. FINANCIAL STATEMENTS
Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
____________________________________________________________________________________________

	Three months ended June 30,		Six months ended June 30,
($ in millions, except per share data)	2026	2025	2026	2025
Interest income:
Interest and fees on loans (Note 4)	$5,380	$5,328	$10,793	$10,640
Interest on cash and debt securities	203	258	393	496
Total interest income	5,583	5,586	11,186	11,136
Interest expense:
Interest on deposits	767	855	1,537	1,737
Interest on borrowings of consolidated securitization entities	111	104	217	208
Interest on senior and subordinated unsecured notes	97	106	189	206
Total interest expense	975	1,065	1,943	2,151
Net interest income	4,608	4,521	9,243	8,985
Retailer share arrangements	(1,027)	(992)	(2,097)	(1,887)
Provision for credit losses (Note 4)	1,201	1,146	2,536	2,637
Net interest income, after retailer share arrangements and provision for credit losses	2,380	2,383	4,610	4,461
Other income:
Interchange revenue	300	268	564	506
Protection product revenue	161	144	322	291
Loyalty programs	(436)	(360)	(797)	(671)
Other	112	66	181	141
Total other income	137	118	270	267
Other expense:
Employee costs	516	509	1,031	1,015
Professional fees	220	236	429	453
Marketing and business development	137	127	251	243
Information processing	248	215	510	434
Other	210	158	426	343
Total other expense	1,331	1,245	2,647	2,488
Earnings before provision for income taxes	1,186	1,256	2,233	2,240
Provision for income taxes (Note 13)	301	289	543	516
Net earnings	$885	$967	$1,690	$1,724
Net earnings available to common stockholders	$864	$946	$1,648	$1,682

Earnings per share (Note 11)
Basic	$2.61	$2.51	$4.89	$4.42
Diluted	$2.59	$2.50	$4.85	$4.38

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
____________________________________________________________________________________________

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Net earnings	$885	$967	$1,690	$1,724

Other comprehensive income (loss)
Debt securities	(9)	3	(15)	11
Currency translation adjustments	(5)	5	(7)	4
Employee benefit plans and other	(1)	—	(1)	(1)
Other comprehensive income (loss)	(15)	8	(23)	14

Comprehensive income	$870	$975	$1,667	$1,738
Amounts presented net of taxes.

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Financial Position (Unaudited)
____________________________________________________________________________________________

($ in millions)	At June 30, 2026	At December 31, 2025
Assets
Cash and equivalents	$16,193	$14,973
Debt securities (Note 3)	4,365	2,348
Loan receivables: (Notes 4 and 5)
Unsecuritized loans held for investment	80,367	81,408
Restricted loans of consolidated securitization entities	21,841	22,400
Total loan receivables	102,208	103,808
Less: Allowance for credit losses	(10,312)	(10,442)
Loan receivables, net	91,896	93,366
Goodwill	1,363	1,363
Intangible assets, net	152	104
Other assets (Note 6)	7,961	6,941
Total assets	$121,930	$119,095

Liabilities and Equity
Deposits: (Note 7)
Interest-bearing deposit accounts	$82,376	$80,748
Non-interest-bearing deposit accounts	430	396
Total deposits	82,806	81,144
Borrowings: (Notes 5 and 8)
Borrowings of consolidated securitization entities	8,916	8,415
Senior and subordinated unsecured notes	7,516	6,767
Total borrowings	16,432	15,182
Accrued expenses and other liabilities	5,795	6,003
Total liabilities	$105,033	$102,329

Equity:
Preferred stock, par value $0.001 per share; 300 million shares authorized, 1.26 million and 1.25 million shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively (Note 12)	$1,716	$1,222
Common stock, par value $0.001 per share; 4.0 billion shares authorized; 834 million shares issued at both June 30, 2026 and December 31, 2025; 325 million and 347 million shares outstanding at June 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	9,876	9,902
Retained earnings	25,968	24,598
Accumulated other comprehensive income (loss):
Debt securities	(21)	(6)
Currency translation adjustments	(57)	(50)
Employee benefit plans and other	7	8
Treasury stock, at cost; 509 million and 487 million shares at June 30, 2026 and December 31, 2025, respectively	(20,593)	(18,909)
Total equity	16,897	16,766
Total liabilities and equity	$121,930	$119,095
See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
____________________________________________________________________________________________

	Preferred Stock		Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2025	1,250	$1,222	833,985	$1	$9,853	$21,635	$(59)	$(16,072)	$16,580
Net earnings	—	—	—	—	—	757	—	—	757
Other comprehensive income (loss)	—	—	—	—	—	—	6	—	6
Purchases of treasury stock	—	—	—	—	—	—	—	(605)	(605)
Stock-based compensation	—	—	—	—	(49)	(65)	—	75	(39)
Dividends - Series A preferred stock ($14.06 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividends - Series B preferred stock ($20.63 per share)	—	—	—	—	—	(10)	—	—	(10)
Dividends - common stock ($0.25 per share)	—	—	—	—	—	(97)	—	—	(97)
Balance at March 31, 2025	1,250	$1,222	833,985	$1	$9,804	$22,209	$(53)	$(16,602)	$16,581
Net earnings	—	—	—	—	—	967	—	—	967
Other comprehensive income (loss)	—	—	—	—	—	—	8	—	8
Purchases of treasury stock	—	—	—	—	—	—	—	(504)	(504)
Stock-based compensation	—	—	—	—	32	(5)	—	8	35
Dividends - Series A preferred stock ($14.06 per share)	—	—	—	—	—	(10)	—	—	(10)
Dividends - Series B preferred stock ($20.63 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividends - common stock ($0.30 per share)	—	—	—	—	—	(114)	—	—	(114)
Balance at June 30, 2025	1,250	$1,222	833,985	$1	$9,836	$23,036	$(45)	$(17,098)	$16,952

	Preferred Stock		Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2026	1,250	$1,222	833,985	$1	$9,902	$24,598	$(48)	$(18,909)	$16,766
Net earnings	—	—	—	—	—	805	—	—	805
Other comprehensive income (loss)	—	—	—	—	—	—	(8)	—	(8)
Purchases of treasury stock	—	—	—	—	—	—	—	(907)	(907)
Stock-based compensation	—	—	—	—	(58)	(68)	—	72	(54)
Dividends - Series A preferred stock ($14.06 per share)	—	—	—	—	—	(10)	—	—	(10)
Dividends - Series B preferred stock ($20.63 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividends - common stock ($0.30 per share)	—	—	—	—	—	(104)	—	—	(104)
Balance at March 31, 2026	1,250	$1,222	833,985	$1	$9,844	$25,210	$(56)	$(19,744)	$16,477
Net earnings	—	—	—	—	—	885	—	—	885
Other comprehensive income (loss)	—	—	—	—	—	—	(15)	—	(15)
Issuance of preferred stock	5	494	—	—	—	—	—	—	494
Purchases of treasury stock	—	—	—	—	—	—	—	(859)	(859)
Stock-based compensation	—	—	—	—	32	(6)	—	10	36
Dividends - Series A preferred stock ($14.06 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividends - Series B preferred stock ($20.63 per share)	—	—	—	—	—	(10)	—	—	(10)
Dividends - common stock ($0.30 per share)	—	—	—	—	—	(100)	—	—	(100)
Balance at June 30, 2026	1,255	$1,716	833,985	$1	$9,876	$25,968	$(71)	$(20,593)	$16,897

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
____________________________________________________________________________________________

	Six months ended June 30,
($ in millions)	2026	2025
Cash flows - operating activities
Net earnings	$1,690	$1,724
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for credit losses	2,536	2,637
Deferred income taxes	34	31
Depreciation and amortization	288	247
All other operating activities	378	280
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions
(Increase) decrease in interest and fees receivable	(238)	(65)
(Increase) decrease in other assets	37	(9)
Increase (decrease) in accrued expenses and other liabilities	(122)	(85)
Cash provided from (used for) operating activities	4,603	4,760

Cash flows - investing activities
Maturity and sales of debt securities	855	1,205
Purchases of debt securities	(2,885)	(1,006)
Acquisition of loan receivables	(809)	—
Net (increase) decrease in loan receivables, including held for sale	(436)	1,607
All other investing activities	(388)	(444)
Cash provided from (used for) investing activities	(3,663)	1,362

Cash flows - financing activities
Borrowings of consolidated securitization entities
Proceeds from issuance of securitized debt	498	1,495
Maturities and repayment of securitized debt	—	(1,000)
Senior and subordinated unsecured notes
Proceeds from issuance of senior and subordinated unsecured notes	745	794
Maturities and repayment of senior and subordinated unsecured notes	—	(750)
Dividends paid on preferred stock	(42)	(42)
Proceeds from issuance of preferred stock	494	—
Net increase (decrease) in deposits	1,659	195
Purchases of treasury stock	(1,778)	(1,109)
Dividends paid on common stock	(204)	(211)
All other financing activities	(89)	(70)
Cash provided from (used for) financing activities	1,283	(698)

Increase (decrease) in cash and equivalents, including restricted amounts	2,223	5,424
Cash and equivalents, including restricted amounts, at beginning of period	15,017	14,755
Cash and equivalents at end of period:
Cash and equivalents	16,193	19,457
Restricted cash and equivalents included in other assets	1,047	722
Total cash and equivalents, including restricted amounts, at end of period	$17,240	$20,179
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

Change in Presentation
At June 30, 2026, we changed the presentation of costs incurred to develop or acquire internal-use capitalized software, previously included in Intangible assets, to now be presented as a component of Premises and equipment, included within Other assets on our Condensed Consolidated Statement of Financial Position to better align presentation of these costs with assets that have similar characteristics. Prior period amounts of $1.2 billion, net of accumulated amortization, have been reclassified to conform with the current period presentation. See Note 6. Other Assets for additional information.
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
Goodwill impairment risk is first assessed by performing a qualitative review of entity-specific, industry, market and general economic factors for our reporting unit. If potential goodwill impairment risk exists that indicates that it is more likely than not that the carrying value of our reporting unit exceeds its fair value, a quantitative test is performed. The quantitative test compares the reporting unit’s estimated fair value with its carrying value, including goodwill. If the carrying value of our reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the amount of goodwill allocated to the reporting unit. The qualitative assessment for each period presented in the condensed consolidated financial statements was performed without hindsight, assuming only factors and market conditions existing as of those dates, and resulted in no potential goodwill impairment risk for our reporting unit. Consequently, goodwill was not deemed to be impaired for any of the periods presented.
Definite-lived intangible assets primarily consist of customer-related assets, including purchased credit card relationships, which are amortized over their estimated useful lives. Definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The evaluation compares the cash inflows expected to be generated from each intangible asset to its carrying value. If cash flows attributable to the intangible asset are less than the carrying value, the asset is considered impaired and written down to its estimated fair value.
Other Assets
Other assets primarily consist of deferred income taxes, premises and equipment, which includes internal-use capitalized software, investments in affordable housing properties, equity method investments, and contract costs related to our retail partner agreements. Certain costs incurred to develop or acquire internal-use software are capitalized and amortized on a straight-line basis over their respective estimated useful life, generally five years, and the amortization is included as a component of Information processing costs in our Condensed Consolidated Statements of Earnings. We review these assets for impairment using the same impairment methodology used for definite-lived intangible assets. Retail partner contract costs are recognized over the life of the contract with the retail partner and are included as a component of Marketing and business development expense in our Condensed Consolidated Statements of Earnings.

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
In November 2025, the FASB issued ASU 2025-08, Financial Instruments – Credit Losses (Topic 326) – Purchased Loans. This ASU expands the population of purchased financial assets subject to the gross-up approach in Topic 326. As a result of this update, loans (excluding credit cards) acquired without credit deterioration and deemed “seasoned” as defined in the ASU will follow the gross-up approach at acquisition and the initial allowance for credit losses at acquisition is added to the amortized cost basis of the loans. The Company is currently evaluating the updated guidance, which is effective prospectively beginning January 2027, with early adoption permitted.
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

NOTE 3.    DEBT SECURITIES
All of our debt securities are classified as available-for-sale and are held to meet our liquidity objectives or to comply with the Community Reinvestment Act (“CRA”). Our debt securities consist of the following:

	June 30, 2026				December 31, 2025
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
($ in millions)	cost	gains	losses	fair value	cost	gains	losses	fair value
U.S. government and federal agency	$3,465	$2	$(7)	$3,460	$1,485	$7	$—	$1,492
State and municipal	34	—	(1)	33	35	—	—	35
Residential mortgage-backed(a)	334	—	(23)	311	318	1	(22)	297
Asset-backed(b)	551	1	—	552	509	6	—	515
Other	8	1	—	9	8	1	—	9
Total(c)	$4,392	$4	$(31)	$4,365	$2,355	$15	$(22)	$2,348
_______________________
(a)    Our residential mortgage-backed securities have been issued by government-sponsored entities and are collateralized by U.S. mortgages.
(b)    Our asset-backed securities are collateralized by credit card and auto loans.
(c)    At June 30, 2026 and December 31, 2025, the estimated fair value of debt securities pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve discount window advances was $288 million and $470 million, respectively.
The following table presents the estimated fair values and gross unrealized losses of our available-for-sale debt securities:

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
($ in millions)	fair value	losses	fair value	losses
At June 30, 2026
U.S. government and federal agency	$2,178	$(7)	$—	$—
State and municipal	25	(1)	5	—
Residential mortgage-backed	86	(1)	200	(22)
Asset-backed	199	—	—	—
Other	—	—	—	—
Total(a)	$2,488	$(9)	$205	$(22)

At December 31, 2025
U.S. government and federal agency	$—	$—	$—	$—
State and municipal	17	—	5	—
Residential mortgage-backed	—	—	229	(22)
Asset-backed	—	—	—	—
Other	—	—	—	—
Total(a)	$17	$—	$234	$(22)
______________________
(a)Consists of 253 and 211 securities in gross unrealized loss positions at June 30, 2026 and December 31, 2025, respectively.
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
Contractual Maturities of Investments in Available-for-Sale Debt Securities

At June 30, 2026 ($ in millions)	Due within 1 year	Due after 1 year through 5 years	Due after 5 years through 10 years	Due after 10 years	Total
U.S. government and federal agency	$2,228	$1,232	$—	$—	$3,460
State and municipal	—	6	—	27	33
Residential mortgage-backed	—	40	91	180	311
Asset-backed	178	374	—	—	552
Other	—	9	—	—	9
Total estimated fair value	$2,406	$1,661	$91	$207	$4,365

Amortized cost	$2,406	$1,666	$100	$220	$4,392
Weighted average yield(a)	4.0%	4.0%	1.4%	4.2%	3.9%
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
There were no material realized gains or losses recognized for the six months ended June 30, 2026 and 2025.
Although we generally do not have the intent to sell any specific securities held at June 30, 2026, in the ordinary course of managing our debt securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield, liquidity requirements and funding obligations.
NOTE 4.    LOAN RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

($ in millions)	June 30, 2026	December 31, 2025
Credit cards	$94,233	$96,346
Consumer installment loans	5,233	5,548
Commercial credit products	2,681	1,833
Other	61	81
Total loan receivables, before allowance for credit losses(a)(b)(c)	$102,208	$103,808
_______________________
(a)Total loan receivables include $21.8 billion and $22.4 billion of restricted loans of consolidated securitization entities at June 30, 2026 and December 31, 2025, respectively. See Note 5. Variable Interest Entities for further information.
(b)At June 30, 2026 and December 31, 2025, loan receivables included deferred costs, net of purchase discounts and deferred income, of $(4) million and $(53) million, respectively.
(c)At June 30, 2026 and December 31, 2025, $19.5 billion and $18.3 billion, respectively, of loan receivables were pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve discount window advances.

Loan Receivables Acquired
In April 2026, we completed our acquisition of the Lowe's commercial co-branded credit card portfolio, comprising $0.7 billion of outstanding loan receivables. This transaction was accounted for as an asset purchase.
Allowance for Credit Losses

($ in millions)	Balance at April 1, 2026	Provision charged to operations	Gross charge-offs	Recoveries	Other(b)	Balance at June 30, 2026
Credit cards	$9,704	$1,142	$(1,653)	$417	$—	$9,610
Consumer installment loans	614	(27)	(110)	14	—	491
Commercial credit products	109	86	(35)	3	47	210
Other	1	—	—	—	—	1
Total	$10,428	$1,201	$(1,798)	$434	$47	$10,312

($ in millions)	Balance at April 1, 2025	Provision charged to operations(a)	Gross charge-offs	Recoveries	Other	Balance at June 30, 2025
Credit cards	$10,133	$1,077	$(1,674)	$370	$—	$9,906
Consumer installment loans	584	38	(92)	15	—	545
Commercial credit products	110	32	(33)	3	—	112
Other	1	—	—	—	—	1
Total	$10,828	$1,147	$(1,799)	$388	$—	$10,564

($ in millions)	Balance at January 1, 2026	Provision charged to operations(a)	Gross charge-offs	Recoveries	Other(b)	Balance at June 30, 2026
Credit cards	$9,789	$2,290	$(3,295)	$826	$—	$9,610
Consumer installment loans	543	127	(211)	32	—	491
Commercial credit products	109	116	(68)	6	47	210
Other	1	—	—	—	—	1
Total	$10,442	$2,533	$(3,574)	$864	$47	$10,312

($ in millions)	Balance at January 1, 2025	Provision charged to operations(a)	Gross charge-offs	Recoveries	Other	Balance at June 30, 2025
Credit cards	$10,259	$2,413	$(3,496)	$730	$—	$9,906
Consumer installment loans	542	173	(202)	32	—	545
Commercial credit products	127	48	(68)	5	—	112
Other	1	—	—	—	—	1
Total	$10,929	$2,634	$(3,766)	$767	$—	$10,564
_______________________
(a)Provision for credit losses in our Condensed Consolidated Statements of Earnings also includes amounts associated with off-balance sheet credit exposures recorded in Accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Position.
(b)Primarily represents allowance for credit losses associated with a loan portfolio purchase completed in the period, previously recorded in Accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Position.
The reasonable and supportable forecast period used in our estimate of credit losses at June 30, 2026 was 12 months, consistent with the forecast period utilized since the adoption of CECL. Beyond the reasonable and supportable forecast period, we revert to historical loss information at the loan receivables segment level over a 6-month period on a straight-line basis, and utilize historical loss information thereafter for the remaining life of the portfolio.

Losses on loan receivables, including those which are modified for borrowers experiencing financial difficulty, are estimated and recognized upon origination of the loan, and updated based on expected credit losses for the life of the loan balance at the period end date. Expected credit loss estimates are developed using both quantitative models and qualitative adjustments, and incorporates a macroeconomic forecast. The current and forecasted economic conditions at the balance sheet date are reflected in our current estimate of expected credit losses, as well as expectations of the macroeconomic environment. Our allowance for credit losses decreased to $10.3 billion at June 30, 2026, as compared to $10.4 billion at December 31, 2025, reflecting continued asset quality trends during the six months ended June 30, 2026. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our 2025 annual consolidated financial statements within our 2025 Form 10-K, for additional information on our significant accounting policies related to our allowance for credit losses.
Delinquent and Non-accrual Loans
The following tables provide information on our delinquent and non-accrual loan receivables:

At June 30, 2026 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing
Credit cards	$1,983	$1,976	$3,959	$1,976	$—
Consumer installment loans	120	29	149	—	29
Commercial credit products	96	45	141	45	—
Total delinquent loans	$2,199	$2,050	$4,249	$2,021	$29
Percentage of total loan receivables	2.2%	2.0%	4.2%	2.0%	—%

At December 31, 2025 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing
Credit cards	$2,223	$2,181	$4,404	$2,181	$—
Consumer installment loans	144	31	175	—	31
Commercial credit products	45	36	81	36	—
Total delinquent loans	$2,412	$2,248	$4,660	$2,217	$31
Percentage of total loan receivables	2.3%	2.2%	4.5%	2.1%	—%

Credit Quality Indicators
Our loan receivables portfolio includes both secured and unsecured loans. Secured loan receivables are largely comprised of consumer installment loans secured by equipment. Unsecured loan receivables are largely comprised of our open-end consumer and commercial revolving credit card loans. As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, including delinquency information, as well as information from credit bureaus relating to the customer’s broader credit performance. We utilize VantageScore credit data and scores to assist in our assessment of consumer credit quality. VantageScore credit data and scores are obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three credit score categories: (i) 651 or higher, which are considered the strongest credits; (ii) 591 to 650, considered moderate credit risk; and (iii) 590 or less, which are considered weaker credits. There are certain customer accounts, including for our commercial credit products, for which a VantageScore credit score may not be available where we use alternative sources to assess their credit quality and predict behavior. The following table provides the most recent VantageScore credit scores, or equivalent, available for our revolving credit card and commercial credit product customers at June 30, 2026, December 31, 2025 and June 30, 2025, respectively, as a percentage of each class of loan receivables.

The table below excludes 0.4%, 0.4% and 0.3% of our total loan receivables balance for our credit cards and commercial credit products at June 30, 2026, December 31, 2025 and June 30, 2025, respectively, which represents those customer accounts for which a VantageScore credit score, or equivalent, is not available.

	June 30, 2026			December 31, 2025			June 30, 2025
	651 or	591 to	590 or	651 or	591 to	590 or	651 or	591 to	590 or
	higher	650	less	higher	650	less	higher	650	less
Credit cards	74%	18%	8%	74%	18%	8%	74%	18%	8%
Commercial credit products	83%	9%	8%	83%	11%	6%	83%	11%	6%
Consumer Installment Loans
Delinquency trends are the primary credit quality indicator for our consumer installment loans, which we use to monitor credit quality and risk within the portfolio. The tables below include information on our consumer installment loans by origination year.
Consumer Installment Loans by Origination Year

	By origination year
At June 30, 2026 ($ in millions)	2026	2025	2024	2023	2022	Prior	Total
Amortized cost basis	$990	$1,503	$1,178	$836	$510	$216	$5,233
30-89 days delinquent	$13	$30	$29	$24	$16	$8	$120
90 or more days delinquent	$3	$8	$7	$5	$4	$2	$29

	By origination year
At December 31, 2025 ($ in millions)	2025	2024	2023	2022	2021	Prior	Total
Amortized cost basis	$1,959	$1,524	$1,091	$655	$241	$78	$5,548
30-89 days delinquent	$37	$37	$35	$23	$9	$3	$144
90 or more days delinquent	$9	$9	$7	$4	$1	$1	$31

Gross Charge-offs for Consumer Installment Loans by Origination Year

	By origination year
For the six months ended ($ in millions)	2026	2025	2024	2023	2022	Prior	Total
June 30, 2026	$12	$69	$47	$42	$29	$12	$211
June 30, 2025	$—	$1	$71	$66	$44	$20	$202

Loan Modifications to Borrowers Experiencing Financial Difficulty
The following tables provide information on our loan modifications made to borrowers experiencing financial difficulty during the periods presented, which do not include loans that are classified as loan receivables held for sale:

Three months ended June 30	2026		2025
($ in millions)	Amount(a)	% of Total Class of Loan Receivables	Amount	% of Total Class of Loan Receivables
Long-term modifications
Credit cards	$341	0.4%	$383	0.4%
Consumer installment loans	—	—%	—	—%
Commercial credit products	4	0.1%	2	0.1%
Short-term modifications
Credit cards	196	0.2%	206	0.2%
Consumer installment loans	—	—%	—	—%
Commercial credit products	—	—%	—	—%
Total	$541	0.5%	$591	0.6%

Six months ended June 30	2026		2025
($ in millions)	Amount(a)	% of Total Class of Loan Receivables	Amount	% of Total Class of Loan Receivables
Long-term modifications
Credit cards	$739	0.8%	$822	0.9%
Consumer installment loans	—	—%	—	—%
Commercial credit products	6	0.2%	5	0.3%
Short-term modifications
Credit cards	414	0.4%	461	0.5%
Consumer installment loans	—	—%	—	—%
Commercial credit products	1	—%	1	—%
Total	$1,160	1.1%	$1,289	1.3%
_______________________
(a)Represents balance at enrollment date. Long-term and short-term loan modifications made to borrowers for the six months ended June 30, 2026 had amortized cost balances at June 30, 2026 of $661 million and $117 million, respectively.
Financial Effects of Loan Modifications to Borrowers Experiencing Financial Difficulty
As part of our loan modifications to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability.
For long-term modifications made in the three and six months ended June 30, 2026 and 2025, the financial effect of these modifications reduced the weighted-average interest rates by 97% for all periods presented. For short-term modifications made in the three months ended June 30, 2026 and 2025, unpaid balances of $11 million and $13 million, respectively, were forgiven related to borrowers who successfully exited the program. For short-term modifications made in the six months ended June 30, 2026 and 2025, unpaid balances of $105 million and $118 million, respectively, were forgiven related to borrowers who successfully exited the program.

Performance of Loans Modified to Borrowers Experiencing Financial Difficulty
The following tables provide information on the performance of loans modified to borrowers experiencing financial difficulty which have been modified within the previous 12 months from the applicable balance sheet date and remained in a modification program at June 30, 2026 and 2025, respectively:

	Amortized cost basis
At June 30, 2026 ($ in millions)	Current	30-89 days delinquent	90 or more days delinquent	Total past due(a)
Long-term modifications
Credit cards	$915	$127	$100	$227
Consumer installment loans	—	—	—	—
Commercial credit products	6	1	1	2
Short-term modifications
Credit cards	56	29	32	61
Consumer installment loans	—	—	—	—
Commercial credit products	—	—	—	—
Total loans modified	$977	$157	$133	$290
Percentage of total loan receivables	1.0%	0.2%	0.1%	0.3%

	Amortized cost basis
At June 30, 2025 ($ in millions)	Current	30-89 days delinquent	90 or more days delinquent	Total past due(a)
Long-term modifications
Credit cards	$997	$148	$117	$265
Consumer installment loans	—	—	—	—
Commercial credit products	4	1	1	2
Short-term modifications
Credit cards	56	30	38	68
Consumer installment loans	—	—	—	—
Commercial credit products	—	—	—	—
Total loans modified	$1,057	$179	$156	$335
Percentage of total loan receivables	1.1%	0.2%	0.2%	0.3%
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
Payment Defaults
The following table presents loans to borrowers experiencing financial difficulty that enrolled in a long-term modification program within the previous 12 months from the applicable balance sheet date, and experienced a payment default and charged-off during the period presented:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Credit cards	$88	$103	$166	$190
Consumer installment loans	—	—	—	—
Commercial credit products	1	1	1	1
Total	$89	$104	$167	$191
Of the loans modified to borrowers experiencing financial difficulty that enrolled in a short-term modification program within the previous 12 months from the applicable balance sheet date, 62% and 63% had fully completed all required payments and successfully exited the program during the six months ended June 30, 2026 and 2025, respectively.

Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and by applying a consistent underwriting approach for all of our credit products. Unused credit card lines available to our customers totaled approximately $453 billion and $440 billion at June 30, 2026 and December 31, 2025, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.
Interest Income by Product
The following table provides additional information about our interest and fees on loans, including merchant discounts, from our loan receivables, including held for sale:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Credit cards(a)	$5,092	$5,076	$10,244	$10,131
Consumer installment loans	187	207	375	418
Commercial credit products	100	43	172	88
Other	1	2	2	3
Total(b)	$5,380	$5,328	$10,793	$10,640
_______________________
(a)Interest income on credit cards that was reversed related to accrued interest receivables written off was $609 million and $578 million for the three months ended June 30, 2026 and 2025, respectively, and $1.2 billion for both the six months ended June 30, 2026 and 2025.
(b)Deferred merchant discounts to be recognized in interest income at June 30, 2026 and December 31, 2025, were $1.7 billion and $1.8 billion, respectively, which are included in Accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Position.

NOTE 5.    VARIABLE INTEREST ENTITIES
We use VIEs to securitize loan receivables and arrange public and private asset-backed financing in the ordinary course of business through Synchrony Card Issuance Trust, as well as private asset-backed financing through Synchrony Credit Card Master Note Trust and Synchrony Sales Finance Master Trust. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE and we did not provide non-contractual support for previously transferred loan receivables to any of these VIEs in the three and six months ended June 30, 2026 and 2025. Our VIEs are able to accept new loan receivables and arrange new asset-backed financings, consistent with the requirements and limitations on such activities placed on the VIE by existing investors. Once an account has been designated to a VIE, the contractual arrangements we have require all existing and future loan receivables originated under such account to be transferred to the VIE. The amount of loan receivables held by our VIEs in excess of the minimum amount required under the asset-backed financing arrangements with investors may be removed by us under removal of accounts provisions. All loan receivables held by a VIE are subject to claims of third-party investors.
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

The table below summarizes the assets and liabilities of our consolidated securitization VIEs described above:

($ in millions)	June 30, 2026	December 31, 2025
Assets
Loan receivables, net(a)	$19,884	$20,457
Other assets(b)	1,050	46
Total	$20,934	$20,503

Liabilities
Borrowings	$8,916	$8,415
Other liabilities	27	28
Total	$8,943	$8,443
_______________________
(a)    Includes $2.0 billion and $1.9 billion of related allowance for credit losses resulting in gross restricted loan receivables of $21.8 billion and $22.4 billion at June 30, 2026 and December 31, 2025, respectively.
(b)    Includes $1.0 billion and $42 million of segregated funds held by the VIEs at June 30, 2026 and December 31, 2025, respectively, which are classified as restricted cash and equivalents and included as a component of Other assets in our Condensed Consolidated Statements of Financial Position.
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
The table below summarizes selected financial metrics of our consolidated securitization VIEs described above:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Interest and fees on loans	$1,144	$1,067	2,269	$2,117
Provision for credit losses	$220	$260	$461	$462
Interest expense	$111	$104	$217	$208
These amounts do not include intercompany transactions, which are eliminated in our condensed consolidated financial statements.
Non-consolidated VIEs
As part of our community reinvestment initiatives, we invest in funds that invest in affordable housing properties and receive affordable housing tax credits for these investments. We account for these investments using the proportional amortization method, where the costs of the investment are amortized in proportion to the income tax credits and other income tax benefits received. These investments are included in Other assets within our Condensed Consolidated Statements of Financial Position and totaled $904 million and $943 million at June 30, 2026 and December 31, 2025, respectively. At June 30, 2026, we are committed to provide funding related to these investments of $456 million, which is expected to be paid between 2026 and 2042, and is reported within Accrued expenses and other liabilities within our Condensed Consolidated Statements of Financial Position.

The table below summarizes amortization expense and tax credits and other tax benefits associated with investments in affordable housing properties included in Provision for income taxes in our Condensed Consolidated Statements of Earnings:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Amortization expense	$39	$46	$79	$73
Tax credits and other benefits	$(48)	$(55)	$(97)	$(88)
Our other investments in non-consolidated VIEs totaled $312 million and $301 million at June 30, 2026 and December 31, 2025, respectively, and are included in Other assets within our Condensed Consolidated Statements of Financial Position. At June 30, 2026, the Company also had investment commitments of $196 million related to these investments. We may be required to fund these commitments between 2026 and 2046.
NOTE 6.    OTHER ASSETS

	June 30, 2026	December 31, 2025
Deferred income tax assets, net	$2,051	$2,078
Premises and equipment, net	1,217	1,248
Restricted cash	1,047	44
Investments in affordable housing properties	904	943
Equity method investments	841	834
Other	1,901	1,794
Total other assets	$7,961	$6,941
At June 30, 2026, we changed the presentation of costs incurred to develop or acquire internal-use capitalized software, previously included in Intangible assets, to now be presented as a component of Premises and equipment, net in the table above. Amounts at December 31, 2025 have been recast to include $1.2 billion of internal-use capitalized software, net of accumulated amortization, within Premises and equipment, net to conform with the current period presentation.
The gross carrying amount for internal-use capitalized software, included in Premises and equipment, was $3.2 billion and $3.1 billion at June 30, 2026 and December 31, 2025, respectively, with accumulated amortization of $2.1 billion and $1.9 billion, respectively.
During the six months ended June 30, 2026, we recorded additions to internal-use capitalized software subject to amortization of $178 million.
Amortization expense related to internal-use capitalized software was $101 million and $84 million for the three months ended June 30, 2026 and 2025, respectively, and $203 million and $168 million for the six months ended June 30, 2026 and 2025, respectively, and is included as a component of Information processing in our Condensed Consolidated Statements of Earnings.

NOTE 7.    DEPOSITS

($ in millions)	June 30, 2026	December 31, 2025
Interest-bearing deposits:
Money market and other demand deposits	$3,010	$2,837
Savings	29,905	29,777
Certificates of deposit:
Direct	43,321	42,229
Brokered	3,466	3,316
Brokered sweep accounts	2,674	2,589
Total interest-bearing deposits	82,376	80,748
Total non-interest-bearing deposits	430	396
Total deposits	$82,806	$81,144
Certificates of Deposit
At June 30, 2026, our certificates of deposit maturing for the remainder of 2026 and over the next four years and thereafter were as follows:

($ in millions)	2026	2027	2028	2029	2030	Thereafter
Certificates of deposit	$18,919	$21,517	$2,498	$1,356	$2,096	$401
At June 30, 2026 and December 31, 2025, direct certificates of deposit of $12.8 billion and $12.3 billion, respectively, were of denominations at or exceeding applicable FDIC insurance limits, which are generally $250,000 per depositor for each account ownership category. These amounts include partially insured certificates of deposit. At June 30, 2026 and December 31, 2025, the portion of these direct certificates of deposit estimated to be uninsured was $4.4 billion and $4.2 billion, respectively. Brokered certificates of deposit are assumed to be individual deposit balances within applicable FDIC insurance limits.
Brokered Sweep Deposits
Our brokered sweep deposits are sourced through a third-party program arranger that channels deposit accounts to us. Unless extended, the related agreements are scheduled to terminate between 2026 and 2030.

NOTE 8.    BORROWINGS

	June 30, 2026				December 31, 2025
($ in millions)	Maturity date	Interest Rate	Weighted average interest rate	Outstanding Amount(a)(b)	Outstanding Amount(a)(b)
Borrowings of consolidated securitization entities:
Fixed securitized borrowings(c)	2026 - 2029	4.06% - 5.74%	4.90%	$5,991	$5,490
Floating securitized borrowings	2027 - 2028	4.32% - 4.75%	4.48%	2,925	2,925
Total borrowings of consolidated securitization entities			4.76%	8,916	8,415
Senior unsecured notes:
Synchrony Financial senior unsecured notes:
Fixed senior unsecured notes	2026 - 2031	2.88% - 5.15%	3.90%	2,893	2,892
Fixed-to-floating senior unsecured notes(d)	2029 - 2036	4.95% - 6.00%	5.46%	3,281	2,534
Synchrony Bank senior unsecured notes:
Fixed senior unsecured notes	2027	5.63%	5.63%	599	599
Total senior unsecured notes			4.81%	6,773	6,025
Subordinated unsecured notes:
Synchrony Financial subordinated unsecured notes:
Fixed subordinated unsecured notes	2033	7.25%	7.25%	743	742
Total senior and subordinated unsecured notes			5.05%	7,516	6,767
Total borrowings				$16,432	$15,182
___________________
(a)Includes unamortized debt premiums, discounts and issuance costs.
(b)The Company may redeem certain borrowings prior to their original contractual maturity dates in accordance with the optional redemption provision specified in the respective instruments.
(c)Includes $1.0 billion of fixed securitized borrowings which matured and were repaid in July 2026.
(d)Includes $750 million principal amount issued in February 2026, interest rate fixed at 4.947% through February 24, 2031; resets February 25, 2031 to floating rate based on compounded Secured Overnight Financing Rate ("SOFR") plus 153 basis points through maturity in February 2032.
Additional Sources of Liquidity
We have undrawn committed and uncommitted capacity under our credit facilities from private lenders under our securitization programs, subject to customary borrowing conditions, and also have access to the Federal Reserve discount window. At both June 30, 2026 and December 31, 2025, we had:
•an aggregate of $2.6 billion of undrawn capacity under our securitization financings, of which $2.1 billion was committed and $450 million was uncommitted, and
•available borrowing capacity through the Federal Reserve discount window of $13.1 billion at June 30, 2026 and $10.0 billion at December 31, 2025, based on the amount and type of assets pledged.

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
Recurring Fair Value Measurements

At June 30, 2026 ($ in millions)	Level 1	Level 2	Level 3	Total(a)
Assets
Debt securities
U.S. government and federal agency	$—	$3,460	$—	$3,460
State and municipal	—	—	33	33
Residential mortgage-backed	—	311	—	311
Asset-backed	—	552	—	552
Other	—	—	9	9
Other(b)	35	—	5	40
Total	$35	$4,323	$47	$4,405

At December 31, 2025 ($ in millions)	Level 1	Level 2	Level 3	Total(a)
Assets
Debt securities
U.S. government and federal agency	$—	$1,492	$—	$1,492
State and municipal	—	—	35	35
Residential mortgage-backed	—	297	—	297
Asset-backed	—	515	—	515
Other	—	—	9	9
Other(b)	15	—	7	22
Total	$15	$2,304	$51	$2,370
_______________________
(a)    For the six months ended June 30 2026 and 2025, there were no fair value measurements transferred between levels and changes in our Level 3 assets were not material.
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

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

	Carrying	Corresponding fair value amount
At June 30, 2026 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value(a):
Cash and equivalents	$16,193	$16,193	$16,193	$—	$—
Accrued interest receivable	$38	$38	$38	$—	$—
Other assets(b)	$1,047	$1,047	$1,047	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$91,894	$105,027	$—	$—	$105,027

Financial Liabilities
Financial liabilities for which carrying values equal or approximate fair value(a):
Accrued interest payable	$286	$286	$286	$—	$—
Financial liabilities carried at other than fair value:
Deposits(d)	$82,806	$83,009	$—	$83,009	$—
Borrowings of consolidated securitization entities	$8,916	$8,913	$—	$5,993	$2,920
Senior and subordinated unsecured notes	$7,516	$7,488	$—	$7,488	$—

	Carrying	Corresponding fair value amount
At December 31, 2025 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value(a):
Cash and equivalents	$14,973	$14,973	$14,973	$—	$—
Accrued interest receivable	$27	$27	$27	$—	$—
Other assets(b)	$44	$44	$44	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$93,364	$106,591	$—	$—	$106,591

Financial Liabilities
Financial liabilities for which carrying values equal or approximate fair value(a):
Accrued interest payable	$287	$287	$287	$—	$—
Financial liabilities carried at other than fair value:
Deposits(d)	$81,144	$81,374	$—	$81,374	$—
Borrowings of consolidated securitization entities	$8,415	$8,477	$—	$5,559	$2,918
Senior and subordinated unsecured notes	$6,767	$6,870	$—	$6,870	$—
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
(d)Includes demand deposits with no defined maturity.

Equity Securities Without Readily Determinable Fair Values

	Three months ended		Six months ended
At or for the periods ended June 30 ($ in millions)	2026	2025	2026	2025
Carrying value(a)	$266	$275	$266	$275
Upward adjustments(b)	$—	$—	$—	$—
Downward adjustments(b)	$(2)	$—	$(2)	$—
_______________________
(a)    Carrying value reflects cumulative purchases and sales in addition to upward and downward carrying value changes, and at December 31, 2025 was $269 million.
(b)    Between January 1, 2018 and June 30, 2026, cumulative upward and downward carrying value adjustments for equity securities held at June 30, 2026 were $201 million and $(12) million, respectively.
NOTE 10.    REGULATORY AND CAPITAL ADEQUACY
At June 30, 2026 and December 31, 2025, Synchrony Financial met all minimum capital requirements and the applicable requirements to be deemed well-capitalized pursuant to Federal Reserve Board regulations. At June 30, 2026 and December 31, 2025, the Bank also met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. There are no conditions or events subsequent to June 30, 2026 that management believes have changed the Company's or the Bank’s capital category.
The actual capital amounts, ratios and the applicable required minimums of the Company and the Bank are as follows:
Synchrony Financial

At June 30, 2026 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Ratio(b)
Total risk-based capital	$17,782	16.9%	8.0%
Tier 1 risk-based capital	$15,616	14.9%	6.0%
Tier 1 leverage	$15,616	13.0%	4.0%
Common equity Tier 1 Capital	$13,900	13.2%	4.5%

At December 31, 2025 ($ in millions)	Actual(c)		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Ratio(b)
Total risk-based capital	$17,691	16.7%	8.0%
Tier 1 risk-based capital	$15,512	14.6%	6.0%
Tier 1 leverage	$15,512	13.3%	4.0%
Common equity Tier 1 Capital	$14,290	13.5%	4.5%

Synchrony Bank

At June 30, 2026 ($ in millions)	Actual		Minimum for capital adequacy purposes	Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Ratio(b)	Ratio
Total risk-based capital	$16,427	16.5%	8.0%	10.0%
Tier 1 risk-based capital	$14,321	14.4%	6.0%	8.0%
Tier 1 leverage	$14,321	12.6%	4.0%	5.0%
Common equity Tier 1 capital	$14,321	14.4%	4.5%	6.5%

At December 31, 2025 ($ in millions)	Actual(c)		Minimum for capital adequacy purposes	Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Ratio(b)	Ratio
Total risk-based capital	$16,162	16.1%	8.0%	10.0%
Tier 1 risk-based capital	$14,045	14.0%	6.0%	8.0%
Tier 1 leverage	$14,045	12.7%	4.0%	5.0%
Common equity Tier 1 capital	$14,045	14.0%	4.5%	6.5%
_______________________
(a)Capital ratios are calculated based on the Basel III Standardized Approach rules.
(b)At June 30, 2026 and December 31, 2025, Synchrony Financial and the Bank also must maintain a stress capital buffer or capital conservation buffer, as applicable, in excess of minimum risk-based capital ratios, which exclude the Tier 1 leverage ratio, by at least 2.5 percentage points to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.
(c)Amounts and ratios at December 31, 2025 have been recast to reflect the change in presentation of internal-use capitalized software on our Condensed Consolidated Statements of Financial Position. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies for additional information.
The Bank may pay dividends on its stock, with consent or non-objection from the OCC and the Federal Reserve Board, among other things, if its regulatory capital would not thereby be reduced below the applicable regulatory capital requirements.
For additional information on the minimum capital requirements for both Synchrony Financial and the Bank, see "Regulation—Regulation Relating to Our Business—Capital for both Savings and Loan Holding Company Regulation and Savings Association Regulation," as applicable, in addition to Note 11. Regulatory and Capital Adequacy, in our 2025 Form 10-K.

NOTE 11.    EARNINGS PER SHARE
Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the assumed conversion of all dilutive securities, which are calculated using the treasury stock method.
The following table presents the calculation of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
($ and shares in millions, except per share data)	2026	2025	2026	2025
Net earnings	$885	$967	$1,690	$1,724
Preferred stock dividends	(21)	(21)	(42)	(42)
Net earnings available to common stockholders	$864	$946	$1,648	$1,682

Weighted average common shares outstanding, basic	331.3	376.2	336.8	380.7
Effect of dilutive securities	2.8	2.9	3.2	3.5
Weighted average common shares outstanding, dilutive	334.1	379.1	$340.0	384.2

Earnings per basic common share	$2.61	$2.51	$4.89	$4.42
Earnings per diluted common share	$2.59	$2.50	$4.85	$4.38
We have issued stock-based awards under the Synchrony Financial 2024 Long-Term Incentive Plan, along with prior incentive plans. Awards that were considered anti-dilutive and therefore were excluded from the computation of diluted earnings per common share were less than 1 million shares for each of the periods presented.
NOTE 12.    EQUITY AND OTHER STOCK RELATED INFORMATION
Preferred Stock
At June 30, 2026 and December 31, 2025, the Company had 1.26 million and 1.25 million shares, respectively, of preferred stock outstanding, which had previously been approved by our Board for issuance. In addition, subject to approval from the Board, we have the ability to issue additional series of preferred stock up to a maximum of 300 million shares at a par value of $0.001 per share authorized for issuance. The following table summarizes the Company's preferred stock issued and outstanding at June 30, 2026 and December 31, 2025.

Series	Issuance Date	Redeemable by Issuer Beginning	Per Annum Dividend Rate	Liquidation Preference per Share	Total Shares Outstanding	June 30, 2026	December 31, 2025
($ in millions, except per share data)
Series A(a)	November 14, 2019	November 15, 2024	5.625%	$1,000	750,000	$734	$734
Series B(a)	February 23, 2024	May 15, 2029	8.25%(b)	$1,000	500,000	$488	$488
Series C(a)	June 5, 2026	August 15, 2031	7.25%(c)	$100,000	5,000	$494	$—
						$1,716	$1,222
_______________________
(a)Issued as depositary shares, each representing a 1/40th interest in a share of Series A and B non-cumulative perpetual preferred stock, and representing a 1/100th interest in a share of Series C non-cumulative perpetual preferred stock. Dividends are payable quarterly on February 15, May 15, August 15 and November 15 of each calendar year at a fixed rate, in each case when, as and if declared by the Board of Directors.
(b)Through May 14, 2029; resets May 15, 2029 and each date falling on the fifth anniversary at 5-Year Treasury Rate plus 4.044%.
(c)Through August 14, 2031; resets August 15, 2031 and each date falling on the fifth anniversary at 5-Year Treasury Rate plus 3.078%.

NOTE 13.    INCOME TAXES
Unrecognized Tax Benefits

($ in millions)	June 30, 2026	December 31, 2025
Unrecognized tax benefits, excluding related interest expense and penalties(a)	$237	$218
Portion that, if recognized, would reduce tax expense and effective tax rate(b)	$187	$172
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
The following table presents segment information for the periods presented herein:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Interest and fees on loans	$5,380	$5,328	$10,793	$10,640
Interest on cash and debt securities	203	258	393	496
Total interest income	5,583	5,586	11,186	11,136
Total interest expense	975	1,065	1,943	2,151
Net interest income	4,608	4,521	9,243	8,985

Retailer share arrangements	(1,027)	(992)	(2,097)	(1,887)

Reserve build (release)	(163)	(265)	(174)	(362)
Net charge-offs	1,364	1,411	2,710	2,999
Provision for credit losses	1,201	1,146	2,536	2,637

Other income:
Other income	137	118	270	267
Total other income	137	118	270	267

Other expense:
Employee costs	516	509	1,031	1,015
Professional fees	220	236	429	453
Marketing and business development	137	127	251	243
Information processing	248	215	510	434
Fraud-related operational losses	78	34	166	75
Other segment items(a)	132	124	260	268
Total other expense	1,331	1,245	2,647	2,488

Provision for income taxes	301	289	543	516

Net earnings	$885	$967	$1,690	$1,724

_____________
(a)Represents the total amount of other expenses included in Net earnings, including postage and various other corporate overhead items, such as facilities costs and telephone charges.

Our segment assets represent our Total assets as presented on our Condensed Consolidated Statements of Financial Position.

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
The following table presents the approximate net interest income impacts forecasted over the next twelve months from an immediate and parallel change in interest rates affecting all interest rate sensitive assets and liabilities at June 30, 2026:

Basis Point Change	At June 30, 2026
($ in millions)
-100 basis points	$(114)
+100 basis points	$39
For a more detailed discussion of our exposure to market risk, refer to “Management's Discussion and Analysis—Quantitative and Qualitative Disclosures about Market Risk” in our 2025 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), and based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

No change in internal control over financial reporting occurred during the fiscal quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding purchases of our common stock primarily related to our share repurchase program that were made by us or on our behalf during the three months ended June 30, 2026:

($ in millions, except per share data)	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs(b)(c)
April 1 - 30, 2026	2,074,797	$76.31	2,009,311	$6,346.2
May 1 - 31, 2026	7,894,919	$71.92	7,893,312	$5,778.5
June 1 - 30, 2026	1,819,961	$70.63	1,819,942	$5,650.0
Total	11,789,677	$72.49	11,722,565	$5,650.0
_______________________
(a)Includes 65,486 shares, 1,607 shares and 19 shares withheld in April, May and June, respectively, to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying performance stock awards, restricted stock awards or upon the exercise of stock options.
(b)Amounts exclude commission costs.
(c)In April 2026, the Company announced that the Board approved a new share repurchase program of up to $6.5 billion of the Company’s common stock, which commenced in the second quarter of 2026 and, in a change from our prior share repurchase programs, does not have an expiration date. The new share repurchase program replaces the Company’s prior program, which was scheduled to expire on June 30, 2026.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
On May 1, 2026, Curtis Howse, Executive Vice President and Chief Executive Officer, Home & Auto, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Howse’s plan covers the sale of an aggregate amount of 104,602 of the Company’s securities, and will terminate on March 31, 2027, or an earlier date under certain circumstances specified under the terms of the plan, including if all trades are executed or all orders related to the trades under the plan expire. During the three months ended June 30, 2026, no other director or executive officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each such term is defined in item 408(a) of Regulation S-K.

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
4.1
Certificate of Designations of 7.250% Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C, dated June 4, 2026 (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on June 5, 2026)

4.2
Deposit Agreement, dated June 5, 2026, by and among the Company, Computershare Inc. and Computershare Trust Company, N.A., collectively as Depositary, and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on June 5, 2026)

4.3	Form of Depositary Receipt – Series C (incorporated by reference to Exhibit 4.2 of Form 8-K filed by Synchrony Financial on June 5, 2026)
10.1+*	Amended and Restated Synchrony Financial Non-Employee Director Deferred Compensation Plan
31(a)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
31(b)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
32*	Certification Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included as Exhibit 101)
______________________
*Filed electronically herewith.
+ Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synchrony Financial
(Registrant)

July 23, 2026	/s/ Brian J. Wenzel Sr.
Date	Brian J. Wenzel Sr. Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)