Form 10-Q
period 2026-09-30
Synchrony Financial
filed 2026-10-22
CIK 1601712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 16, 2026 was 311,404,854.

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
•“Moody's” are to Moody’s Ratings; and
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
Forward-looking statements are based on management’s current expectations and assumptions, and are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, actual results could differ materially from those indicated in these forward-looking statements. Factors that could cause actual results to differ materially include global political, economic, business, competitive, market, regulatory and other factors and risks, such as: the impact of macroeconomic and geopolitical conditions, including factors impacting consumer confidence and economic growth in the United States, such as inflation, interest rates, tariffs (including retaliatory tariffs), energy prices, global conflicts and an economic downturn or recession, and whether industry trends we have identified develop as anticipated; the impact of changes made or influenced by the U.S. presidential administration and Congress on fiscal, monetary and regulatory policy, including with respect to constraints on the pricing of our credit products; the impact of the rapid development, deployment and use of artificial intelligence ("AI") and other emerging technologies on our business, our partners and the consumer finance industry; the impact of the federal government shutdowns; retaining existing partners and attracting new partners, concentration of our revenue in a small number of partners, and promotion and support of our products by our partners; cyber-attacks or other security incidents or breaches; disruptions in the operations of our and our outsourced partners' computer systems and data centers; the financial performance of our partners; product, pricing and policy changes related to the Consumer Financial Protection Bureau’s (the “CFPB”) final rule on credit card late fees, which was vacated in April 2025; the sufficiency of our allowance for credit losses and the accuracy of the assumptions or estimates used in preparing our financial statements, including those related to the CECL accounting guidance; higher borrowing costs and adverse financial market conditions impacting our funding and liquidity, and any reduction in our credit ratings; our ability to grow our deposits in the future; damage to our reputation; our ability to securitize our loan receivables, occurrence of an early amortization of our securitization facilities, and lower payment rates on our securitized loan receivables; changes in benchmark or market interest rates; effectiveness of our risk management processes and procedures, reliance on models which may be inaccurate or misinterpreted, and our ability to manage our credit risk; our ability to offset increases in our costs in retailer share arrangements; competition in the consumer finance industry; our concentration in the U.S. consumer credit market and susceptibility to market fluctuations and legislative and regulatory developments; our ability to successfully develop and commercialize new or enhanced products and services; our ability to realize the value of acquisitions, dispositions and strategic investments; reductions in interchange fees; fraudulent activity; failure of third-parties to provide various services that are important to our operations; international risks and compliance and regulatory risks and costs associated with international operations; alleged infringement of intellectual property rights of others and our ability to protect our intellectual property; litigation, regulatory actions and compliance issues; our ability to attract, retain and motivate key officers and employees; tax legislation initiatives or challenges to our tax positions and/or interpretations, and state sales tax rules and regulations; regulation, supervision, examination and enforcement of our business by governmental authorities, the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and other legislative and regulatory developments and the impact of the CFPB's regulation of our business, including new requirements and constraints that Synchrony and the Bank are or will become subject to as a result of having $100 billion or more in total assets; impact of capital adequacy rules and liquidity requirements; restrictions that limit our ability to pay dividends and repurchase our common stock, and restrictions that limit the Bank’s ability to pay dividends to us; regulations relating to privacy, information security and data protection; use of third-party vendors and ongoing third-party business relationships; and failure to comply with anti-money laundering and anti-terrorism financing laws.
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
Introduction and Business Overview
____________________________________________________________________________________
We are a premier consumer financial services company delivering one of the industry's most complete digitally-enabled product suites. Our experience, expertise and scale encompass a broad spectrum of industries including digital, health and wellness, retail, telecommunications, home, auto, outdoor, pet and more. We have an established and diverse group of national and regional retailers, local merchants, manufacturers, buying groups, industry associations and healthcare service providers, which we refer to as our “partners.” For the three and nine months ended September 30, 2026, we financed $49.7 billion and $142.5 billion of purchase volume, respectively, and had 68.3 million and 68.6 million average active accounts, respectively, and at September 30, 2026, we had $103.3 billion of loan receivables.
We offer our credit products primarily through our wholly-owned subsidiary, the Bank. In addition, through the Bank, we offer, directly to retail, affinity relationships and commercial customers, a range of deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”), including certificates of deposit, individual retirement accounts (“IRAs”), money market accounts, savings accounts and sweep and affinity deposits. We also take deposits at the Bank through third-party firms that offer our FDIC-insured deposit products to their customers. Our deposit base has continued to serve as a source of stable and diversified low-cost funding for our credit activities. At September 30, 2026, we had $83.0 billion in deposits, which represented 83% of our total funding sources.
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

Home & Auto
Our Home & Auto sales platform provides comprehensive payments and financing solutions with integrated in-store and digital experiences through a broad network of partners and merchants providing home and automotive merchandise and services, as well as through our Synchrony Car Care network and Synchrony HOME credit card offering. Our Home & Auto sales platform partners include a wide range of key retailers in the home improvement, furniture, bedding, flooring, appliance and electronics industries, such as Ashley HomeStores, Inc., Floor & Decor, Lowe's, and Mattress Firm, as well as in the automotive merchandise and services sector, such as Chevron and Discount Tire. In addition, we also have program agreements with manufacturers, buying groups and industry associations, such as Generac, Nationwide Marketing Group and the Home Furnishings Association.
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
Diversified & Value
Our Diversified & Value sales platform provides comprehensive payments and financing solutions with integrated in-store and digital experiences through large retail partners who deliver everyday value to consumers shopping for daily needs or important life moments. Our Diversified & Value sales platform is comprised of our large retail partners: Belk, Fleet Farm, JCPenney, Sam's Club and TJX Companies, Inc., as well as a partnership with OnePay as the exclusive issuer of a general purpose and private label card program at Walmart.
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
Corp, Other
Corp, Other includes activity and balances related to certain program agreements with retail partners and merchants that will not be renewed beyond their current expiration date and certain programs that were previously terminated, which are not managed within the five sales platforms discussed above, as well as fee income generated from Versatile Credit Corp., Other also includes amounts related to changes in the fair value of equity investments and realized gains or losses associated with the sale of businesses and investments.

Our Credit Products
____________________________________________________________________________________________
Through our sales platforms, we offer three principal types of credit products: credit cards, commercial credit products and consumer installment loans. We also offer our Payment Security program, which is a debt cancellation product.
The following table sets forth each credit product by type and indicates the percentage of our total loan receivables that are under standard terms only or pursuant to a promotional financing offer at September 30, 2026:

		Promotional Offer
Credit Product	Standard Terms Only	Deferred Interest	Other Promotional	Total
Credit cards	61.9%	17.5%	13.0%	92.4%
Commercial credit products	2.6	—	—	2.6
Consumer installment loans	—	0.1	4.8	4.9
Other	0.1	—	—	0.1
Total	64.6%	17.6%	17.8%	100.0%
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
•Co-Branded Cards. Our co-branded cards comprise our patented Dual Cards and general purpose co-branded credit cards. Our Dual Cards are credit cards that function as private label credit cards when used to purchase goods and services from our partners, and as general purpose credit cards when used to make purchases from other retailers wherever cards from those card networks are accepted or for cash advance transactions. We also offer a Synchrony-branded general purpose credit card. Our co-branded cards are offered across all of our sales platforms and credit is typically extended on standard terms only. We offer consumer co-branded cards through over 15 of our large partners, of which the majority are Dual Cards, as well as our CareCredit Dual Card. Our consumer co-branded cards totaled 35% of our total loan receivables portfolio at September 30, 2026.
Commercial Credit Products
We offer private label cards and Dual Cards for commercial customers that are similar to our consumer offerings, including the Lowe's commercial co-branded credit card portfolio acquired in April 2026. We also offer a commercial pay-in-full accounts receivable product to a wide range of business customers.
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

Business Trends and Conditions
____________________________________________________________________________________________
We believe our business and results of operations will be impacted in the future by various trends and conditions. For a discussion of certain trends and conditions, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Trends and Conditions” in our 2025 Form 10-K. For a discussion of how certain trends and conditions impacted the three and nine months ended September 30, 2026, see “—Results of Operations.”

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

Results of Operations
____________________________________________________________________________________________
Summary Highlights for the Three and Nine Months Ended September 30, 2026
Earnings

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Interest income	$5,788	$5,731	$16,974	$16,867
Interest expense	979	1,011	2,922	3,162
Net interest income	4,809	4,720	14,052	13,705
Retailer share arrangements	(1,096)	(1,024)	(3,193)	(2,911)
Provision for credit losses	1,266	1,146	3,802	3,783
Net interest income, after retailer share arrangements and provision for credit losses	2,447	2,550	7,057	7,011
Other income	105	127	375	394
Other expense	1,371	1,248	4,018	3,736
Earnings before provision for income taxes	1,181	1,429	3,414	3,669
Provision for income taxes	289	352	832	868
Net earnings	$892	$1,077	$2,582	$2,801
Net earnings available to common stockholders	$864	$1,057	$2,512	$2,739
Net earnings decreased to $892 million from $1.1 billion and decreased to $2.6 billion from $2.8 billion for the three and nine months ended September 30, 2026, respectively, primarily reflecting the following key drivers:
•Net interest income increased $89 million and $347 million for the three and nine months ended September 30, 2026, respectively, primarily driven by higher interest and fees on loans and lower interest expense, partially offset by lower interest income from our liquidity portfolio.
•Retailer share arrangements increased $72 million and $282 million for the three and nine months ended September 30, 2026, respectively, primarily reflecting program performance.
•Provision for credit losses increased $120 million and $19 million for the three and nine months ended September 30, 2026, respectively. The increase for the three months ended September 30, 2026 was primarily driven by a reserve build in the current year period versus a reserve release in the prior year period, partially offset by a decrease in net charge-offs. The increase for the nine months ended September 30, 2026 was primarily driven by a lower reserve release in the current year period, partially offset by a decrease in net charge-offs.
•Other expense increased $123 million and $282 million for the three and nine months ended September 30, 2026, respectively, primarily driven by higher operational losses, costs related to technology investments and higher marketing expenses.
Loan Receivables and Asset Quality
•Loan receivables increased 3.2% to $103.3 billion at September 30, 2026 compared to September 30, 2025, reflecting higher purchase volume, including the impacts of partner expansion, the acquisition of the Lowe's commercial co-branded credit card portfolio and higher spend per average active account, partially offset by the effects of higher payment rates.
•Over-30 day loan delinquencies as a percentage of period-end loan receivables decreased 5 basis points to 4.34% at September 30, 2026 from 4.39% at September 30, 2025. The net charge-off rate decreased 37 basis points and 53 basis points to 4.79% and 5.21% for the three and nine months ended September 30, 2026, respectively.
•Our allowance coverage ratio (allowance for credit losses as a percentage of period-end loan receivables) decreased to 10.01% at September 30, 2026, compared to 10.35% at September 30, 2025.

Funding, Liquidity and Capital
•At September 30, 2026, deposits represented 83% of our total funding sources. Total deposits increased by 2.2% to $83.0 billion at September 30, 2026, compared to December 31, 2025.
•In June 2026, we issued depositary shares representing $500 million of 7.250% fixed rate reset non-cumulative perpetual preferred stock, Series C, with quarterly dividend payments that commenced in August 2026.
•During the nine months ended September 30, 2026, we repurchased $2.9 billion of our outstanding common stock, and declared and paid cash dividends of $0.94 per share, or $314 million in the aggregate.
•At September 30, 2026, we had a total remaining share repurchase authorization of $4.6 billion under the program that was announced in April 2026 and does not have an expiration date. In addition, the Company announced that the Board approved an increase of our quarterly dividend to $0.34 per common share, which commenced in the third quarter of 2026.
2026 Partner Agreements and Other Business Developments
During the nine months ended September 30, 2026, and to date, we continued to expand and diversify our portfolio with the addition or renewal of more than 40 partners, which included the following:

New partnerships:
• Fender	Lifestyle
• Indian Motorcycle	Lifestyle

Program extensions:
• Adorama	Digital
• Amerivet Partners	Health & Wellness
• Harbor Freight	Home & Auto
• La-Z-Boy	Home & Auto
• LaserAway	Health & Wellness
• Miracle-Ear	Health & Wellness
• Roto-Rooter	Home & Auto
• Suzuki	Lifestyle
•In April 2026, we completed the acquisition of $0.7 billion of loan receivables associated with the Lowe's commercial co-branded credit card portfolio, which are included within our Home & Auto sales platform results.
•In our Health & Wellness sales platform:
•we expanded CareCredit partnerships with pet insurance providers, Figo and Embrace, to enable reimbursements back to CareCredit accounts, making the solution available for more than 1.7 million pets.
•we integrated with Vetspire to embed flexible financing from CareCredit directly into Vetspire’s AI-enabled veterinary practice management platform.
•we announced a new integration with Stripe, making it easier for both Synchrony and Stripe's providers and health and wellness retailers to offer CareCredit financing as part of their online checkout experience.
•During the third quarter, we also continued to expand the Company's AI strategy as we:
•established a partnership with OpenAI, combining strategic agentic commerce collaboration with enterprise AI access.
•joined the Personal Agent Protocol ("Poppy") initiative led by Sierra and Meta as a design partner, reflecting our commitment to helping define the open standards that will underpin the future of agentic commerce.

Other Financial and Statistical Data
The following table sets forth certain other financial and statistical data for the periods indicated:

	At and for the		At and for the
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Financial Position Data (Average):
Loan receivables, including held for sale	$102,278	$99,885	$101,230	$100,043
Total assets	$121,946	$118,157	$121,095	$119,689
Deposits	$82,846	$80,852	$82,557	$82,014
Borrowings	$16,548	$14,977	$16,176	$15,734
Total equity	$16,817	$17,041	$16,730	$16,832
Selected Performance Metrics:
Purchase volume(1)(2)	$49,707	$46,005	$142,518	$132,809
Home & Auto	$12,065	$11,061	$33,628	$31,966
Digital	$14,716	$14,044	$43,112	$40,170
Diversified & Value	$17,394	$15,417	$49,520	$44,542
Health & Wellness	$4,082	$3,976	$12,045	$11,757
Lifestyle	$1,450	$1,371	$4,213	$3,971
Corp, Other	$—	$136	$—	$403
Average active accounts (in thousands)(2)(3)	68,279	68,318	68,550	68,676
Net interest margin(4)	15.50%	15.62%	15.36%	15.05%
Net charge-offs	$1,236	$1,298	$3,946	$4,297
Net charge-offs (annualized) as a % of average loan receivables, including held for sale	4.79%	5.16%	5.21%	5.74%
Allowance coverage ratio(5)	10.01%	10.35%	10.01%	10.35%
Return on assets(6)	2.9%	3.6%	2.9%	3.1%
Return on equity(7)	21.0%	25.1%	20.6%	22.2%
Equity to assets(8)	13.79%	14.42%	13.82%	14.06%
Other expense (annualized) as a % of average loan receivables, including held for sale	5.32%	4.96%	5.31%	4.99%
Efficiency ratio(9)	35.9%	32.6%	35.8%	33.4%
Effective income tax rate	24.5%	24.6%	24.4%	23.7%
Selected Period-End Data:
Loan receivables	$103,346	$100,178	$103,346	$100,178
Allowance for credit losses	$10,341	$10,373	$10,341	$10,373
30+ days past due as a % of period-end loan receivables(10)	4.34%	4.39%	4.34%	4.39%
90+ days past due as a % of period-end loan receivables(10)	2.06%	2.12%	2.06%	2.12%
Total active accounts (in thousands)(2)(3)	68,011	68,585	68,011	68,585
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

Average Balance Sheet
The following tables set forth information for the periods indicated regarding average balance sheet data, which are used in the discussion of interest income, interest expense and net interest income that follows:

	2026			2025
Three months ended September 30 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$16,423	$154	3.72%	$17,131	$187	4.33%
Securities available for sale	4,381	43	3.89%	2,872	34	4.70%
Loan receivables, including held for sale(3):
Credit cards	94,337	5,305	22.31%	92,176	5,255	22.62%
Consumer installment loans	5,178	178	13.64%	5,618	208	14.69%
Commercial credit products	2,697	107	15.74%	2,006	46	9.10%
Other	66	1	6.01%	85	1	4.67%
Total loan receivables, including held for sale	102,278	5,591	21.69%	99,885	5,510	21.89%
Total interest-earning assets	123,082	5,788	18.66%	119,888	5,731	18.97%
Non-interest-earning assets:
Cash and due from banks	934			892
Allowance for credit losses	(10,315)			(10,536)
Other assets	8,245			7,913
Total non-interest-earning assets	(1,136)			(1,731)
Total assets	$121,946			$118,157
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$82,409	$767	3.69%	$80,442	$812	4.00%
Borrowings of consolidated securitization entities	8,611	106	4.88%	7,768	105	5.36%
Senior and subordinated unsecured notes	7,937	106	5.30%	7,209	94	5.17%
Total interest-bearing liabilities	98,957	979	3.93%	95,419	1,011	4.20%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	437			410
Other liabilities	5,735			5,287
Total non-interest-bearing liabilities	6,172			5,697
Total liabilities	105,129			101,116
Equity
Total equity	16,817			17,041
Total liabilities and equity	$121,946			$118,157
Interest rate spread(4)			14.73%			14.76%
Net interest income		$4,809			$4,720
Net interest margin(5)			15.50%			15.62%

	2026			2025
Nine months ended September 30 ($ in millions)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)	Average Balance	Interest Income / Expense	Average Yield / Rate(1)
Assets
Interest-earning assets:
Interest-earning cash and equivalents(2)	$17,489	$484	3.70%	$18,785	$618	4.40%
Securities available for sale	3,590	106	3.95%	2,958	99	4.47%
Loan receivables, including held for sale(3):
Credit cards	93,443	15,549	22.25%	92,287	15,386	22.29%
Consumer installment loans	5,309	553	13.93%	5,714	626	14.65%
Commercial credit products	2,403	279	15.52%	1,944	134	9.22%
Other	75	3	5.35%	98	4	5.46%
Total loan receivables, including held for sale	101,230	16,384	21.64%	100,043	16,150	21.58%
Total interest-earning assets	122,309	16,974	18.55%	121,786	16,867	18.52%
Non-interest-earning assets:
Cash and due from banks	951			876
Allowance for credit losses	(10,391)			(10,755)
Other assets	8,226			7,782
Total non-interest-earning assets	(1,214)			(2,097)
Total assets	$121,095			$119,689
Liabilities
Interest-bearing liabilities:
Interest-bearing deposit accounts	$82,133	$2,304	3.75%	$81,601	$2,549	4.18%
Borrowings of consolidated securitization entities	8,670	323	4.98%	7,960	313	5.26%
Senior and subordinated unsecured notes	7,506	295	5.25%	7,774	300	5.16%
Total interest-bearing liabilities	98,309	2,922	3.97%	97,335	3,162	4.34%
Non-interest-bearing liabilities:
Non-interest-bearing deposit accounts	424			413
Other liabilities	5,632			5,109
Total non-interest-bearing liabilities	6,056			5,522
Total liabilities	104,365			102,857
Equity
Total equity	16,730			16,832
Total liabilities and equity	$121,095			$119,689
Interest rate spread(4)			14.58%			14.17%
Net interest income		$14,052			$13,705
Net interest margin(5)			15.36%			15.05%
________________________________________
(1)Average yields/rates are based on annualized total interest income/expense divided by average balances.
(2)Includes average restricted cash balances of $688 million and $159 million for the three months ended September 30, 2026 and 2025, respectively, and $482 million and $495 million for the nine months ended September 30, 2026 and 2025, respectively.
(3)Interest income on loan receivables includes fees on loans, which primarily consist of late fees on our credit products, of $558 million and $592 million for the three months ended September 30, 2026 and 2025, respectively, and $1.6 billion and $1.7 billion for the nine months ended September 30, 2026 and 2025, respectively.
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
Interest Income
Interest income increased by $57 million, or 1.0%, and $107 million, or 0.6%, for the three and nine months ended September 30, 2026, respectively, reflecting increases of 1.5% and 1.4% in interest and fees on loans, respectively, partially offset by lower interest income from our liquidity portfolio. The increases in interest and fees on loans for the three and nine months ended September 30, 2026 were primarily driven by growth in average loan receivables. The increase for the nine months ended September 30, 2026 was also driven by the impact of our product, pricing and policy changes.
Average interest-earning assets

Three months ended September 30 ($ in millions)	2026	%	2025	%
Loan receivables, including held for sale	$102,278	83.1%	$99,885	83.3%
Liquidity portfolio and other	20,804	16.9	20,003	16.7
Total average interest-earning assets	$123,082	100.0%	$119,888	100.0%

Nine months ended September 30 ($ in millions)	2026	%	2025	%
Loan receivables, including held for sale	$101,230	82.8%	$100,043	82.1%
Liquidity portfolio and other	21,079	17.2	21,743	17.9
Total average interest-earning assets	$122,309	100.0%	$121,786	100.0%
Average loan receivables, including held for sale, increased 2.4% and 1.2% for the three and nine months ended September 30, 2026, respectively, reflecting higher purchase volume, partially offset by the effects of higher payment rates. Purchase volume increased by 8.0% and 7.3% for the three and nine months ended September 30, 2026, respectively, primarily reflecting the impacts of partner expansion, the acquisition of the Lowe's commercial co-branded credit card portfolio and higher spend per average active account.
Yield on average interest-earning assets
The yield on average interest-earning assets decreased 31 basis points and increased 3 basis points for the three and nine months ended September 30, 2026, respectively.
The decrease in yield on average interest-earning assets for the three months ended September 30, 2026 reflects decreases in the yield on both loan receivables and our liquidity portfolio. The loan receivables yield decreased 20 basis points to 21.69% for the three months ended September 30, 2026 primarily driven by lower assessed late fees. The decrease in the yield on our liquidity portfolio was primarily driven by lower benchmark rates.

The increase in yield on average interest-earning assets for the nine months ended September 30, 2026 was primarily driven by a 6 basis point increase in loan receivables yield. The higher loan receivables yield was primarily driven by the impacts of our product, pricing and policy changes, partially offset by lower benchmark rates and lower assessed late fees.
Interest Expense
Interest expense decreased by $32 million, or 3.2%, and $240 million, or 7.6%, for the three and nine months ended September 30, 2026, respectively, primarily due to lower interest-bearing liabilities cost associated with lower benchmark rates. Our cost of funds decreased to 3.93% and 3.97% for the three and nine months ended September 30, 2026, respectively, compared to 4.20% and 4.34% for the respective prior year periods.

Average interest-bearing liabilities

Three months ended September 30 ($ in millions)	2026	%	2025	%
Interest-bearing deposit accounts	$82,409	83.3%	$80,442	84.3%
Borrowings of consolidated securitization entities	8,611	8.7	7,768	8.1
Senior and subordinated unsecured notes	7,937	8.0	7,209	7.6
Total average interest-bearing liabilities	$98,957	100.0%	$95,419	100.0%

Nine months ended September 30 ($ in millions)	2026	%	2025	%
Interest-bearing deposit accounts	$82,133	83.6%	$81,601	83.8%
Borrowings of consolidated securitization entities	8,670	8.8	7,960	8.2
Senior and subordinated unsecured notes	7,506	7.6	7,774	8.0
Total average interest-bearing liabilities	$98,309	100.0%	$97,335	100.0%
Net Interest Income
Net interest income increased by $89 million, or 1.9%, and $347 million, or 2.5%, for the three and nine months ended September 30, 2026, respectively, resulting from the changes in interest income and interest expense discussed above.
Retailer Share Arrangements
Retailer share arrangements increased by $72 million, or 7.0%, and $282 million, or 9.7%, for the three and nine months ended September 30, 2026, respectively, primarily reflecting program performance, which included lower net charge-offs. The increase for the nine months ended September 30, 2026 also reflected higher purchase volume.
Provision for Credit Losses
Provision for credit losses increased by $120 million, or 10.5%, and by $19 million, or 0.5%, for the three and nine months ended September 30, 2026, respectively. The increase for the three months ended September 30, 2026 was primarily driven by a reserve build in the current year period versus a reserve release in the prior year period, partially offset by a decrease in net charge-offs. The increase for the nine months ended September 30, 2026 was primarily driven by a lower reserve release in the current year period, partially offset by a decrease in net charge-offs.
The reserve build in the three months ended September 30, 2026 was $30 million and the reserve release for the nine months ended September 30, 2026 was $144 million, as compared to reserve releases of $152 million and $514 million in the respective prior year periods.
Net charge-offs for the three and nine months ended September 30, 2026 decreased by $62 million and $351 million, respectively. The net charge-off rate decreased by 37 basis points and 53 basis points for the three and nine months ended September 30, 2026, respectively, to 4.79% and 5.21%, and we expect our net charge-off rate for the year ended December 31, 2026 will be below our long-term target range of 5.5% to 6.0%.

Other Income

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Interchange revenue	$302	$272	$866	$778
Protection product revenue	168	149	490	440
Loyalty programs	(439)	(368)	(1,236)	(1,039)
Other	74	74	255	215
Total other income	$105	$127	$375	$394
Other income decreased by $22 million, or 17.3%, and $19 million, or 4.8%, for the three and nine months ended September 30, 2026, respectively.
The decreases for the three and nine months ended September 30, 2026 were primarily driven by higher loyalty costs, partially offset by increases in interchange revenue and protection product revenue.
The decrease for the nine months ended September 30, 2026 was also partially offset by a gain of $30 million related to the exchange of Visa Class B-2 common stock.
Other Expense

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Employee costs	$507	$503	$1,538	$1,518
Professional fees	234	240	663	693
Marketing and business development	137	120	388	363
Information processing	260	226	770	660
Other	233	159	659	502
Total other expense	$1,371	$1,248	$4,018	$3,736
Other expense increased by $123 million, or 9.9%, and $282 million, or 7.5%, for the three and nine months ended September 30, 2026, respectively.
The increases for the three and nine months ended September 30, 2026 were primarily driven by higher operational losses included in Other, higher information processing costs associated with technology investments and higher marketing and business development expense supporting business growth.
Provision for Income Taxes

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Effective tax rate	24.5%	24.6%	24.4%	23.7%
Provision for income taxes	$289	$352	$832	$868
The effective tax rate for the three months ended September 30, 2026 decreased compared to the same period in the prior year primarily due to favorable state tax apportionment changes. The effective tax rate for the nine months ended September 30, 2026 increased compared to the same period in the prior year primarily due to discrete tax benefits from revaluing our deferred tax assets to higher tax rates in the prior period. The effective tax rate differs from the applicable U.S. federal statutory tax rate primarily due to state income taxes.

Platform Analysis
As discussed above under “—Our Sales Platforms,” we offer our credit products primarily through five sales platforms (Home & Auto, Digital, Diversified & Value, Health & Wellness and Lifestyle). The following is a discussion of certain supplemental information for the three and nine months ended September 30, 2026, for each of our five sales platforms and Corp, Other.
Home & Auto

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Purchase volume	$12,065	$11,061	$33,628	$31,966
Period-end loan receivables	$30,889	$30,295	$30,889	$30,295
Average loan receivables, including held for sale	$30,507	$30,260	$29,918	$30,400
Average active accounts (in thousands)	17,345	17,749	17,201	17,831

Interest and fees on loans	$1,454	$1,443	$4,227	$4,240
Other income	$67	$54	$185	$162
Home & Auto interest and fees on loans increased by $11 million, or 0.8%, for the three months ended September 30, 2026 primarily due to higher average loan receivables, reflecting the impact of the acquisition of the Lowe's commercial co-branded credit card portfolio in the current year period, partially offset by lower late fee incidence. Home & Auto interest and fees on loans remained flat for the nine months ended September 30, 2026 primarily due to a decline in average loan receivables as higher payment rates exceeded the impact of the portfolio acquisition.
Purchase volume increased by 9.1% and 5.2% for the three and nine months ended September 30, 2026, respectively, primarily reflecting the performance of new programs and select Furniture retailers, and the impact of higher gas prices. Average active accounts decreased by 2.3% and 3.5% for the three and nine months ended September 30, 2026, respectively.
Other income increased by $13 million, or 24.1%, and $23 million, or 14.2%, for the three and nine months ended September 30, 2026, respectively, primarily due to higher interchange revenue and higher protection product revenue. The increase for the nine months ended September 30, 2026 was also partially offset by higher loyalty costs.
Digital

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Purchase volume	$14,716	$14,044	$43,112	$40,170
Period-end loan receivables	$29,062	$28,179	$29,062	$28,179
Average loan receivables, including held for sale	$28,827	$27,880	$28,796	$27,888
Average active accounts (in thousands)	20,354	20,680	20,774	20,627

Interest and fees on loans	$1,654	$1,631	$4,890	$4,751
Other income	$(3)	$(2)	$1	$7
Digital interest and fees on loans increased by $23 million, or 1.4%, and $139 million, or 2.9% for the three and nine months ended September 30, 2026, respectively, primarily driven by higher average loan receivables, partially offset by lower benchmark rates and lower late fee incidence.

Purchase volume increased by 4.8% and 7.3% for the three and nine months ended September 30, 2026, respectively, primarily reflecting higher spend per average active account across our Digital partners. Average active accounts decreased by 1.6% and increased 0.7% for the three and nine months ended September 30, 2026, respectively.
Diversified & Value

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Purchase volume	$17,394	$15,417	$49,520	$44,542
Period-end loan receivables	$21,150	$19,500	$21,150	$19,500
Average loan receivables, including held for sale	$20,831	$19,440	$20,472	$19,482
Average active accounts (in thousands)	20,387	19,470	20,358	19,735

Interest and fees on loans	$1,238	$1,192	$3,610	$3,529
Other income	$(58)	$(3)	$(127)	$(6)
Diversified & Value interest and fees on loans increased by $46 million, or 3.9%, and $81 million, or 2.3%, for the three and nine months ended September 30, 2026, respectively, primarily driven by higher average loan receivables reflecting the impact of partner expansion, partially offset by lower benchmark rates and lower late fee incidence.
Purchase volume increased 12.8% and 11.2%, for the three and nine months ended September 30, 2026, respectively, primarily reflecting the impact of partner expansion, as well as higher gas prices. Average active accounts increased by 4.7% and 3.2% for the three and nine months ended September 30, 2026, respectively.
Other income decreased by $55 million and $121 million for the three and nine months ended September 30, 2026, respectively, primarily due to higher loyalty costs, partially offset by higher interchange revenue.
Health & Wellness

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Purchase volume	$4,082	$3,976	$12,045	$11,757
Period-end loan receivables	$15,563	$15,447	$15,563	$15,447
Average loan receivables, including held for sale	$15,439	$15,347	$15,370	$15,281
Average active accounts (in thousands)	7,593	7,730	7,624	7,743

Interest and fees on loans	$982	$967	$2,878	$2,804
Other income	$85	$73	$247	$214
Health & Wellness interest and fees on loans increased by $15 million, or 1.6%, and $74 million, or 2.6%, for the three and nine months ended September 30, 2026, respectively, primarily driven by increases in loan receivables yield, reflecting the impact of product, pricing and policy changes.
Purchase volume increased by 2.7% and 2.4% for the three and nine months ended September 30, 2026, respectively, reflecting growth in Pet. The increase for the three months ended September 30, 2026 was partially offset by lower spend in Audiology and Cosmetic. The increase for the nine months ended September 30, 2026 was partially offset by lower spend in Cosmetic and Dental. In addition, higher spend per average active account exceeded the impact of lower average active accounts in both periods. Average active accounts decreased 1.8% and 1.5% for the three and nine months ended September 30, 2026, respectively.
Other income increased by $12 million, or 16.4%, and $33 million, or 15.4%, for the three and nine months ended September 30, 2026, respectively, primarily due to higher protection product revenue, lower loyalty costs and higher interchange revenue.

Lifestyle

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Purchase volume	$1,450	$1,371	$4,213	$3,971
Period-end loan receivables	$6,601	$6,644	$6,601	$6,644
Average loan receivables, including held for sale	$6,595	$6,652	$6,588	$6,671
Average active accounts (in thousands)	2,585	2,543	2,576	2,583

Interest and fees on loans	$264	$264	$778	$786
Other income	$13	$11	$36	$30
Lifestyle interest and fees on loans remained flat for the three months ended September 30, 2026, and decreased by $8 million, or 1.0%, for the nine months ended September 30, 2026 primarily driven by lower average loan receivables.
Purchase volume increased by 5.8% and 6.1% for the three and nine months ended September 30, 2026, respectively, primarily reflecting higher spend in Other Apparel and Goods and Luxury, and the performance of new programs, partially offset by lower spend in Outdoor. Average active accounts increased 1.7% and decreased 0.3% for the three and nine months ended September 30, 2026, respectively.
Corp, Other

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Purchase volume	$—	$136	$—	$403
Period-end loan receivables	$81	$113	$81	$113
Average loan receivables, including held for sale	$79	$306	$86	$321
Average active accounts (in thousands)	15	146	17	157

Interest and fees on loans	$(1)	$13	$1	$40
Other income	$1	$(6)	$33	$(13)
Other income increased by $7 million and $46 million for the three and nine months ended September 30, 2026, respectively. The increase for the nine months ended September 30, 2026 was primarily driven by a gain of $30 million related to the exchange of Visa Class B-2 common stock.

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
The following table sets forth the composition of our loan receivables portfolio by product type at the dates indicated:

($ in millions)	At September 30, 2026	%	At December 31, 2025	%
Loan receivables
Credit cards	$95,526	92.4%	$96,346	92.8%
Consumer installment loans	5,109	4.9	5,548	5.3
Commercial credit products	2,644	2.6	1,833	1.8
Other	67	0.1	81	0.1
Total loan receivables	$103,346	100.0%	$103,808	100.0%
Loan receivables decreased 0.4% to $103.3 billion at September 30, 2026, compared to $103.8 billion at December 31, 2025, primarily driven by the seasonality of our business and the effects of higher payment rates, partially offset by higher purchase volume. Loan receivables increased 3.2% to $103.3 billion at September 30, 2026, compared to $100.2 billion at September 30, 2025, reflecting higher purchase volume, partially offset by the effects of higher payment rates. The increases in purchase volume included the impacts of partner expansion, the acquisition of the Lowe's commercial co-branded credit card portfolio and higher spend per average active account.
Our loan receivables portfolio had the following geographic concentration at September 30, 2026:

($ in millions)	Loan Receivables Outstanding	% of Total Loan Receivables Outstanding
State
Texas	$11,474	11.1%
California	$10,459	10.1%
Florida	$9,701	9.4%
New York	$4,828	4.7%
North Carolina	$4,370	4.2%
Delinquencies
Over-30 day loan delinquencies as a percentage of period-end loan receivables decreased by 5 basis points to 4.34% at September 30, 2026 from 4.39% at September 30, 2025, and decreased by 15 basis points from 4.49% at December 31, 2025.

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
The tables below set forth the net charge-offs and ratio of annualized net charge-offs to average loan receivables, including held for sale, (“net charge-off rate”) for the periods indicated:

	Three months ended September 30,
	2026		2025
($ in millions)	Amount	Rate	Amount	Rate
Credit cards	$1,133	4.77%	$1,197	5.15%
Consumer installment loans	71	5.44%	74	5.23%
Commercial credit products	32	4.56%	26	5.14%
Other	—	—%	1	4.69%
Total net charge-offs	$1,236	4.79%	$1,298	5.16%

	Nine months ended September 30,
	2026		2025
($ in millions)	Amount	Rate	Amount	Rate
Credit cards	$3,602	5.15%	$3,963	5.74%
Consumer installment loans	250	6.30%	244	5.71%
Commercial credit products	94	5.23%	89	6.12%
Other	—	—%	1	1.37%
Total net charge-offs	$3,946	5.21%	$4,297	5.74%
Allowance for Credit Losses
The allowance for credit losses totaled $10.3 billion at September 30, 2026, compared to $10.4 billion at both December 31, 2025 and September 30, 2025 and reflects our estimate of expected credit losses for the life of the loan receivables on our Condensed Consolidated Statements of Financial Position.
The decreases in allowance for credit losses compared to December 31, 2025 and September 30, 2025 were primarily driven by continued asset quality trends, as well as expectations of the macroeconomic environment. Our allowance for credit losses as a percentage of total period-end loan receivables decreased to 10.01% at September 30, 2026, from 10.06% at December 31, 2025 and decreased from 10.35% at September 30, 2025. See Note 4. Loan Receivables and Allowance for Credit Losses to our condensed consolidated financial statements for additional information.

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
Funding Sources
Our primary funding sources include cash from operations, deposits (direct and brokered deposits), securitized financings and unsecured notes.
The following tables summarize information concerning our funding sources during the periods indicated:

	2026			2025
Three months ended September 30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$82,409	83.3%	3.7%	$80,442	84.3%	4.0%
Securitized financings	8,611	8.7	4.9%	7,768	8.1	5.4%
Senior and subordinated unsecured notes	7,937	8.0	5.3%	7,209	7.6	5.2%
Total	$98,957	100.0%	3.9%	$95,419	100.0%	4.2%
______________________
(1)Excludes average balances of non-interest-bearing deposits of $437 million and $410 million for the three months ended September 30, 2026 and 2025, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the three months ended September 30, 2026 and 2025.

	2026			2025
Nine months ended September 30 ($ in millions)	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Deposits(1)	$82,133	83.6%	3.8%	$81,601	83.8%	4.2%
Securitized financings	8,670	8.8	5.0%	7,960	8.2	5.3%
Senior and subordinated unsecured notes	7,506	7.6	5.3%	7,774	8.0	5.2%
Total	$98,309	100.0%	4.0%	$97,335	100.0%	4.3%
______________________
(1)Excludes average balances of non-interest-bearing deposits of $424 million and $413 million for the nine months ended September 30, 2026 and 2025, respectively. Non-interest-bearing deposits comprise less than 10% of total deposits for the nine months ended September 30, 2026 and 2025.
Deposits
We obtain deposits directly from retail customers, affinity relationships and commercial customers (“direct deposits”) and through third-party firms that offer our deposits to their customers (“brokered deposits”). At September 30, 2026, we had $76.2 billion in direct deposits and $6.8 billion in brokered deposits consisting of certificates of deposit and network deposit sweeps procured through a program arranger that channels account deposits to us. A key part of our liquidity plan and funding strategy is to continue to utilize our direct deposit base as a source of stable and diversified low-cost funding.
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
The following tables summarize certain information regarding our interest-bearing deposits by type (all of which constitute U.S. deposits) for the periods indicated:

Three months ended September 30 ($ in millions)	2026			2025
	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$43,258	52.5%	4.0%	$39,621	49.3%	4.2%
Savings, money market, and demand accounts	32,589	39.5	3.3%	33,398	41.5	3.7%
Brokered deposits	6,562	8.0	4.1%	7,423	9.2	4.4%
Total interest-bearing deposits	$82,409	100.0%	3.7%	$80,442	100.0%	4.0%

Nine months ended September 30 ($ in millions)	2026			2025
	Average Balance	%	Average Rate	Average Balance	%	Average Rate
Direct deposits:
Certificates of deposit (including IRA certificates of deposit)	$43,255	52.7%	4.0%	$40,203	49.3%	4.4%
Savings, money market, and demand accounts	32,842	40.0	3.4%	32,869	40.3	3.8%
Brokered deposits	6,036	7.3	4.1%	8,529	10.4	4.4%
Total interest-bearing deposits	$82,133	100.0%	3.8%	$81,601	100.0%	4.2%
Our deposit liabilities provide funding with maturities ranging from one day to ten years. At September 30, 2026, the weighted average maturity of our interest-bearing time deposits was approximately one year. See Note 7. Deposits to our condensed consolidated financial statements for more information on the maturities of our time deposits.
The standard FDIC deposit insurance amount is $250,000 per depositor, for each account ownership category. Our estimate of the uninsured portion of total deposit balances, excluding any intercompany balance, at September 30, 2026 was $7.1 billion.
The following table summarizes the portion of uninsured deposits that are certificates of deposit by contractual maturity at September 30, 2026:

($ in millions)	3 Months or Less	Over 3 Months but within 6 Months	Over 6 Months but within 12 Months	Over 12 Months	Total
Certificates of deposit (including IRA certificates of deposit)	$804	$753	$1,713	$1,201	$4,471

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
The following table summarizes expected contractual maturities of the investors’ interests in securitized financings, excluding debt premiums, discounts and issuance costs at September 30, 2026:

($ in millions)	Less Than One Year(2)	One Year Through Three Years	Four Years Through Five Years	After Five Years	Total
Scheduled maturities of borrowings—owed to securitization investors:
SYNCT	$1,050	$600	$—	$—	$1,650
SFT	600	675	—	—	1,275
SYNIT(1)	2,250	3,750	—	—	6,000
Total borrowings—owed to securitization investors	$3,900	$5,025	$—	$—	$8,925
______________________
(1)Excludes any subordinated classes of SYNIT notes that we owned at September 30, 2026.
(2)Includes $750 million of fixed securitized borrowings which matured and were repaid in October 2026.
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
The following table summarizes for each of our trusts the three-month rolling average excess spread at September 30, 2026:

	Note Principal Balance ($ in millions)	# of Series Outstanding	Three-Month Rolling Average Excess Spread(1)
SYNCT	$1,650	3	~ 16.7% to 17.2%
SFT	$1,275	5	14.5%
SYNIT	$6,000	1	16.7%
______________________
(1)Represents the excess spread (generally calculated as interest income collected from the applicable pool of loan receivables less applicable net charge-offs, interest expense and servicing costs, divided by the aggregate principal amount of loan receivables in the applicable pool) for SFT or, in the case of SYNCT, a range of the excess spreads relating to the particular series issued within such trust or, in the case of SYNIT, the excess spread relating to the one outstanding series issued within such trust, in all cases omitting any series that have not been outstanding for at least three full monthly periods and calculated in accordance with the applicable trust or series documentation, for the three securitization monthly periods ended September 30, 2026.

Senior and Subordinated Unsecured Notes
During the nine months ended September 30, 2026, we made repayments totaling $500 million of senior unsecured notes issued by Synchrony Financial.
The following table provides a summary of our outstanding senior and subordinated unsecured notes at September 30, 2026, which includes $750 million and $1.1 billion of senior unsecured notes issued by Synchrony Financial in February 2026 and July 2026, respectively:

Issuance Date	Interest Rate(1)	Interest Rate Reset Date	Floating Rate Spread(2)	Maturity	Principal Amount Outstanding(3)
($ in millions)
Fixed rate senior unsecured notes:
Synchrony Financial
December 2017	3.950%	—	—	December 2027	1,000
March 2019	5.150%	—	—	March 2029	650
October 2021	2.875%	—	—	October 2031	750
Synchrony Bank
August 2022	5.625%	—	—	August 2027	600

Fixed-to-floating rate senior unsecured notes:
Synchrony Financial
August 2024	5.935%	August 2, 2029	213 bps	August 2030	750
March 2025	5.450%	March 6, 2030	168 bps	March 2031	800
July 2025	5.019%	July 29, 2028	139.5 bps	July 2029	500
July 2025	6.000%	July 29, 2035	207 bps	July 2036	500
February 2026	4.947%	February 25, 2031	153 bps	February 2032	750
July 2026	5.450%	October 15, 2029	134.6 bps	October 2030	600
July 2026	6.276%	July 31, 2036	202.9 bps	July 2037	500

Fixed rate subordinated unsecured notes:
Synchrony Financial
February 2023	7.250%	—	—	February 2033	750
Total senior and subordinated unsecured notes					$8,150
______________________
(1)Weighted average interest rate of all senior and subordinated unsecured notes at September 30, 2026 was 5.24%.
(2)Floating rate applicable at interest reset date through maturity, based on compounded Secured Overnight Financing Rate plus floating rate spread noted above.
(3)The amounts shown exclude unamortized debt discounts, premiums and issuance costs.
Short-Term Borrowings
Except as described above, there were no material short-term borrowings for the periods presented.

Covenants
The indentures pursuant to which our senior and subordinated unsecured notes have been issued include various covenants. If we do not satisfy any of these covenants, the maturity of amounts outstanding thereunder may be accelerated and become payable. We were in compliance with all of these covenants at September 30, 2026.
At September 30, 2026, we were not in default under any of our credit facilities.
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

Liquidity
____________________________________________________________________________________________
We seek to ensure that we have adequate liquidity to sustain business operations, fund asset growth, satisfy debt obligations and meet regulatory expectations under normal and stress conditions.
We maintain policies outlining the overall framework and general principles for managing liquidity risk across our business, which is the responsibility of our Asset and Liability Management Committee, a management committee under the oversight of the Risk Committee of our Board of Directors. We employ a variety of metrics to monitor and manage liquidity. We perform regular liquidity stress testing and contingency planning as part of our liquidity management process. We evaluate a range of stress scenarios including Company-specific and systemic events that could impact funding sources and our ability to meet liquidity needs.
We maintain a liquidity portfolio, which at September 30, 2026 had $19.5 billion of liquid assets, primarily consisting of cash and equivalents, less cash in transit which is not considered to be liquid, compared to $16.6 billion of liquid assets at December 31, 2025. The increase in liquid assets was primarily due to deposit growth, issuances of senior unsecured debt, securitized debt and preferred stock, as well as the seasonality of our business. We believe our liquidity position at September 30, 2026 remains strong and we will continue to closely monitor our liquidity as economic conditions change.
As a general matter, investments included in our liquidity portfolio are expected to be highly liquid, giving us the ability to readily convert them to cash. The level and composition of our liquidity portfolio may fluctuate based upon the level of expected maturities of our funding sources as well as operational requirements and market conditions.
We also have access to several additional sources of liquidity beyond our liquidity portfolio. At September 30, 2026, we had an aggregate of $13.0 billion of available borrowing capacity through the Federal Reserve’s discount window. In addition, we had $2.6 billion of undrawn capacity on our securitized financings, subject to customary borrowing conditions, from private lenders under our securitization programs, of which $2.1 billion was committed and $450 million was uncommitted. We also have other unencumbered assets in the Bank available to be used to generate additional liquidity through secured borrowings or asset sales or to be pledged to the Federal Reserve Board for credit at the discount window.
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
We are subject to the Federal Reserve Board's formal capital plan submission requirements and submitted our 2026 capital plan to the Federal Reserve Board. We are also subject to supervisory stress tests on a biennial basis, in even calendar years, and the 2026 supervisory stress test was the first stress test in which we participated. In February 2026, the Federal Reserve Board voted to maintain banking organizations’ current stress capital buffer requirements until 2027 at the earliest. As a result, following completion of the 2026 supervisory stress test, we remain subject to our stress capital buffer of 2.5%. As we are only subject to supervisory stress tests on a biennial basis, the next supervisory stress test in which we are required to participate will be in 2028, and any change to our stress capital buffer would not take effect until January 1, 2029. For more information, see “Regulation—Savings and Loan Holding Company Regulation” in our 2025 Form 10-K.
Dividend and Share Repurchases

Common Stock Cash Dividends Declared	Month of Payment	Amount per Common Share	Amount
Three months ended ($ in millions, except per share data)
March 31, 2026	February 2026	$0.30	$104
June 30, 2026	May 2026	0.30	100
September 30, 2026	August 2026	0.34	110
Total dividends declared		$0.94	$314

		Series A		Series B		Series C
Preferred Stock Cash Dividends Declared	Month of Payment	Amount per Preferred Share	Amount	Amount per Preferred Share	Amount	Amount per Preferred Share	Amount
Three months ended ($ in millions, except per share data)
March 31, 2026	February 2026	$14.06	$10	$20.63	$11	$—	$—
June 30, 2026	May 2026	14.06	11	20.63	10	—	—
September 30, 2026	August 2026	14.06	11	20.63	10	1,409.72	7
Total dividends declared		$42.18	$32	$61.89	$31	$1,409.72	$7
In April 2026, the Board approved an increase of our quarterly dividend to $0.34 per common share, which commenced in the third quarter of 2026. In addition, in June 2026, we issued depositary shares representing $500 million of 7.250% fixed rate reset non-cumulative perpetual preferred stock, Series C, with quarterly dividend payments that commenced in August 2026. The declaration and payment of future dividends to holders of our common and preferred stock will be at the discretion of the Board and will depend on many factors.

Common Shares Repurchased Under Publicly Announced Programs	Total Number of Shares Purchased	Dollar Value of Shares Purchased
Three months ended ($ and shares in millions)
March 31, 2026	12.5	$900
June 30, 2026	11.7	850
September 30, 2026	14.1	1,100
Total	38.3	$2,850
In April 2026, the Company announced that the Board approved a new share repurchase program of up to $6.5 billion of the Company’s common stock, which commenced in the second quarter of 2026 and, in a change from our prior share repurchase programs, does not have an expiration date (the "2026 program"). The new share repurchase program replaced the Company’s prior program, which was scheduled to expire on June 30, 2026. At September 30, 2026, we had a total remaining share repurchase authorization of $4.6 billion under the 2026 program. The pace and amount of share repurchases under the program are flexible, and will be executed from time to time subject to various factors, including capital levels, financial performance, market conditions and legal and regulatory requirements, and in accordance with our capital plans.
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
Regulatory Capital Requirements - Synchrony Financial
For Synchrony Financial to be a well-capitalized savings and loan holding company, Synchrony Bank must be well-capitalized and Synchrony Financial must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. At September 30, 2026, Synchrony Financial met all minimum capital ratio requirements and the requirements to be deemed well-capitalized.
The following table sets forth the composition of our capital ratios for the Company calculated under the Basel III Standardized Approach rules at September 30, 2026 and December 31, 2025, respectively:

	At September 30, 2026		At December 31, 2025(1)
($ in millions)	Amount	Ratio(2)	Amount	Ratio(2)
Total risk-based capital	$17,476	16.5%	$17,691	16.7%
Tier 1 risk-based capital	$15,300	14.5%	$15,512	14.6%
Tier 1 leverage	$15,300	12.7%	$15,512	13.3%
Common equity Tier 1 capital	$13,584	12.9%	$14,290	13.5%
Risk-weighted assets	$105,704		$105,934
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
The decrease in our common equity Tier 1 capital ratio compared to December 31, 2025 was primarily due to share repurchases and common and preferred stock dividends in the nine months ended September 30, 2026, partially offset by net earnings during the same period.

Regulatory Capital Requirements - Synchrony Bank
At September 30, 2026 and December 31, 2025, the Bank met all applicable requirements to be deemed well-capitalized pursuant to the Office of the Comptroller of the Currency of the U.S. Treasury (the “OCC”) regulations and for purposes of the Federal Deposit Insurance Act. The following table sets forth the composition of the Bank’s capital ratios calculated under the Basel III Standardized Approach rules at September 30, 2026 and December 31, 2025:

	At September 30, 2026		At December 31, 2025(1)
($ in millions)	Amount	Ratio(2)	Amount	Ratio(2)
Total risk-based capital	$16,499	16.4%	$16,162	16.1%
Tier 1 risk-based capital	$14,380	14.3%	$14,045	14.0%
Tier 1 leverage	$14,380	12.5%	$14,045	12.7%
Common equity Tier 1 capital	$14,380	14.3%	$14,045	14.0%
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
Off-Balance Sheet Arrangements and Unfunded Lending Commitments
____________________________________________________________________________________________
We do not have any material off-balance sheet arrangements, including guarantees of third-party obligations. Guarantees are contracts or indemnification agreements that contingently require us to make a guaranteed payment or perform an obligation to a third-party based on certain trigger events. At September 30, 2026, we had not recorded any contingent liabilities in our Condensed Consolidated Statements of Financial Position related to any guarantees. See Note 5. Variable Interest Entities to our condensed consolidated financial statements for more information on our investment commitments for unconsolidated variable interest entities.
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

Critical Accounting Estimates
____________________________________________________________________________________________
In preparing our condensed consolidated financial statements, we have identified certain accounting estimates and assumptions that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. The critical accounting estimates we have identified relate to allowance for credit losses and fair value measurements. These estimates reflect our best judgment about current, and for some estimates future, economic and market conditions and their effects based on information available as of the date of these financial statements. If these conditions change from those expected, it is reasonably possible that these judgments and estimates could change, which may result in incremental losses on loan receivables, or material changes to our Condensed Consolidated Statements of Financial Position, among other effects. See “Management's Discussion and Analysis—Critical Accounting Estimates” in our 2025 Form 10-K for a detailed discussion of these critical accounting estimates.
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
On July 31, 2026, the OCC and FDIC issued a proposal that would revise how they evaluate an insured depository institution’s record of satisfying the credit needs of its entire communities, including low- and moderate-income individuals and neighborhoods, under the Community Reinvestment Act (“CRA”). The Bank is currently designated as a Limited Purpose bank under the CRA and therefore is generally evaluated on the basis of its community development activity in the geography in which its main office is located. The proposal seeks comment on, among other things, changing the eligibility criteria for, or eliminating altogether, the Limited Purpose designation. We are evaluating the potential impact of the proposal on the Bank.
On September 30, 2026, the Federal Reserve Board released final rules modifying supervisory stress testing requirements and the stress capital buffer framework. Among other changes, the final rules move the “as of” date for a firm’s new stress capital buffer from October 1st of the year in which the firm participates in the Federal Reserve Board’s supervisory stress test to January 1st of the following year. As a result, because 2028 is the next supervisory stress test in which we are required to participate, we will receive final notice of any changes to our stress test capital buffer of 2.5% by September 30, 2028, and any changes would not take effect until January 1, 2029.
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

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________________________________________________

ITEM 1. FINANCIAL STATEMENTS
Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
____________________________________________________________________________________________

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except per share data)	2026	2025	2026	2025
Interest income:
Interest and fees on loans (Note 4)	$5,591	$5,510	$16,384	$16,150
Interest on cash and debt securities	197	221	590	717
Total interest income	5,788	5,731	16,974	16,867
Interest expense:
Interest on deposits	767	812	2,304	2,549
Interest on borrowings of consolidated securitization entities	106	105	323	313
Interest on senior and subordinated unsecured notes	106	94	295	300
Total interest expense	979	1,011	2,922	3,162
Net interest income	4,809	4,720	14,052	13,705
Retailer share arrangements	(1,096)	(1,024)	(3,193)	(2,911)
Provision for credit losses (Note 4)	1,266	1,146	3,802	3,783
Net interest income, after retailer share arrangements and provision for credit losses	2,447	2,550	7,057	7,011
Other income:
Interchange revenue	302	272	866	778
Protection product revenue	168	149	490	440
Loyalty programs	(439)	(368)	(1,236)	(1,039)
Other	74	74	255	215
Total other income	105	127	375	394
Other expense:
Employee costs	507	503	1,538	1,518
Professional fees	234	240	663	693
Marketing and business development	137	120	388	363
Information processing	260	226	770	660
Other	233	159	659	502
Total other expense	1,371	1,248	4,018	3,736
Earnings before provision for income taxes	1,181	1,429	3,414	3,669
Provision for income taxes (Note 13)	289	352	832	868
Net earnings	$892	$1,077	$2,582	$2,801
Net earnings available to common stockholders	$864	$1,057	$2,512	$2,739

Earnings per share (Note 11)
Basic	$2.71	$2.89	$7.59	$7.29
Diluted	$2.68	$2.86	$7.52	$7.22

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
____________________________________________________________________________________________

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Net earnings	$892	$1,077	$2,582	$2,801

Other comprehensive income (loss)
Debt securities	(23)	4	(38)	15
Currency translation adjustments	(3)	(5)	(10)	(1)
Employee benefit plans and other	(1)	—	(2)	(1)
Other comprehensive income (loss)	(27)	(1)	(50)	13

Comprehensive income	$865	$1,076	$2,532	$2,814
Amounts presented net of taxes.

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Financial Position (Unaudited)
____________________________________________________________________________________________

($ in millions)	At September 30, 2026	At December 31, 2025
Assets
Cash and equivalents	$15,901	$14,973
Debt securities (Note 3)	4,356	2,348
Loan receivables: (Notes 4 and 5)
Unsecuritized loans held for investment	81,448	81,408
Restricted loans of consolidated securitization entities	21,898	22,400
Total loan receivables	103,346	103,808
Less: Allowance for credit losses	(10,341)	(10,442)
Loan receivables, net	93,005	93,366
Goodwill	1,363	1,363
Intangible assets, net	147	104
Other assets (Note 6)	7,697	6,941
Total assets	$122,469	$119,095

Liabilities and Equity
Deposits: (Note 7)
Interest-bearing deposit accounts	$82,513	$80,748
Non-interest-bearing deposit accounts	438	396
Total deposits	82,951	81,144
Borrowings: (Notes 5 and 8)
Borrowings of consolidated securitization entities	8,915	8,415
Senior and subordinated unsecured notes	8,110	6,767
Total borrowings	17,025	15,182
Accrued expenses and other liabilities	5,943	6,003
Total liabilities	$105,919	$102,329

Equity:
Preferred stock, par value $0.001 per share; 300 million shares authorized, 1.26 million and 1.25 million shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively (Note 12)	$1,716	$1,222
Common stock, par value $0.001 per share; 4.0 billion shares authorized; 834 million shares issued at both September 30, 2026 and December 31, 2025; 311 million and 347 million shares outstanding at September 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	9,912	9,902
Retained earnings	26,720	24,598
Accumulated other comprehensive income (loss):
Debt securities	(44)	(6)
Currency translation adjustments	(60)	(50)
Employee benefit plans and other	6	8
Treasury stock, at cost; 523 million and 487 million shares at September 30, 2026 and December 31, 2025, respectively	(21,701)	(18,909)
Total equity	16,550	16,766
Total liabilities and equity	$122,469	$119,095

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
____________________________________________________________________________________________

	Preferred Stock		Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2025	1,250	$1,222	833,985	$1	$9,853	$21,635	$(59)	$(16,072)	$16,580
Net earnings	—	—	—	—	—	757	—	—	757
Other comprehensive income (loss)	—	—	—	—	—	—	6	—	6
Purchases of treasury stock	—	—	—	—	—	—	—	(605)	(605)
Stock-based compensation	—	—	—	—	(49)	(65)	—	75	(39)
Dividends - Series A preferred stock ($14.06 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividends - Series B preferred stock ($20.63 per share)	—	—	—	—	—	(10)	—	—	(10)
Dividends - common stock ($0.25 per share)	—	—	—	—	—	(97)	—	—	(97)
Balance at March 31, 2025	1,250	$1,222	833,985	$1	$9,804	$22,209	$(53)	$(16,602)	$16,581
Net earnings	—	—	—	—	—	967	—	—	967
Other comprehensive income (loss)	—	—	—	—	—	—	8	—	8
Purchases of treasury stock	—	—	—	—	—	—	—	(504)	(504)
Stock-based compensation	—	—	—	—	32	(5)	—	8	35
Dividends - Series A preferred stock ($14.06 per share)	—	—	—	—	—	(10)	—	—	(10)
Dividends - Series B preferred stock ($20.63 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividends - common stock ($0.30 per share)	—	—	—	—	—	(114)	—	—	(114)
Balance at June 30, 2025	1,250	$1,222	833,985	$1	$9,836	$23,036	$(45)	$(17,098)	$16,952
Net earnings	—	—	—	—	—	1,077	—	—	1,077
Other comprehensive income (loss)	—	—	—	—	—	—	(1)	—	(1)
Purchases of treasury stock	—	—	—	—	—	—	—	(870)	(870)
Stock-based compensation	—	—	—	—	30	(5)	—	12	37
Dividends - Series A preferred stock ($14.06 per share)	—	—	—	—	—	(10)	—	—	(10)
Dividends - Series B preferred stock ($20.63 per share)	—	—	—	—	—	(10)	—	—	(10)
Dividends - common stock ($0.30 per share)	—	—	—	—	—	(110)	—	—	(110)
Balance at September 30, 2025	1,250	$1,222	833,985	$1	$9,866	$23,978	$(46)	$(17,956)	$17,065

	Preferred Stock		Common Stock
($ in millions, shares in thousands)	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2026	1,250	$1,222	833,985	$1	$9,902	$24,598	$(48)	$(18,909)	$16,766
Net earnings	—	—	—	—	—	805	—	—	805
Other comprehensive income (loss)	—	—	—	—	—	—	(8)	—	(8)
Purchases of treasury stock	—	—	—	—	—	—	—	(907)	(907)
Stock-based compensation	—	—	—	—	(58)	(68)	—	72	(54)
Dividends - Series A preferred stock ($14.06 per share)	—	—	—	—	—	(10)	—	—	(10)
Dividends - Series B preferred stock ($20.63 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividends - common stock ($0.30 per share)	—	—	—	—	—	(104)	—	—	(104)
Balance at March 31, 2026	1,250	$1,222	833,985	$1	$9,844	$25,210	$(56)	$(19,744)	$16,477
Net earnings	—	—	—	—	—	885	—	—	885
Other comprehensive income (loss)	—	—	—	—	—	—	(15)	—	(15)
Issuance of preferred stock	5	494	—	—	—	—	—	—	494
Purchases of treasury stock	—	—	—	—	—	—	—	(859)	(859)
Stock-based compensation	—	—	—	—	32	(6)	—	10	36
Dividends - Series A preferred stock ($14.06 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividends - Series B preferred stock ($20.63 per share)	—	—	—	—	—	(10)	—	—	(10)
Dividends - common stock ($0.30 per share)	—	—	—	—	—	(100)	—	—	(100)
Balance at June 30, 2026	1,255	$1,716	833,985	$1	$9,876	$25,968	$(71)	$(20,593)	$16,897
Net earnings	—	—	—	—	—	892	—	—	892
Other comprehensive income (loss)	—	—	—	—	—	—	(27)	—	(27)
Purchases of treasury stock	—	—	—	—	—	—	—	(1,112)	(1,112)
Stock-based compensation	—	—	—	—	36	(2)	—	4	38
Dividends - Series A preferred stock ($14.06 per share)	—	—	—	—	—	(11)	—	—	(11)
Dividends - Series B preferred stock ($20.63 per share)	—	—	—	—	—	(10)	—	—	(10)
Dividends - Series C preferred stock ($1,409.72 per share)	—	—	—	—	—	(7)	—	—	(7)
Dividends - common stock ($0.34 per share)	—	—	—	—	—	(110)	—	—	(110)
Balance at September 30, 2026	1,255	$1,716	833,985	$1	$9,912	$26,720	$(98)	$(21,701)	$16,550

See accompanying notes to condensed consolidated financial statements.

Synchrony Financial and subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
____________________________________________________________________________________________

	Nine months ended September 30,
($ in millions)	2026	2025
Cash flows - operating activities
Net earnings	$2,582	$2,801
Adjustments to reconcile net earnings to cash provided from operating activities
Provision for credit losses	3,802	3,783
Deferred income taxes	(10)	171
Depreciation and amortization	438	375
All other operating activities	607	358
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions
(Increase) decrease in interest and fees receivable	(478)	(271)
(Increase) decrease in other assets	150	114
Increase (decrease) in accrued expenses and other liabilities	10	66
Cash provided from (used for) operating activities	7,101	7,397

Cash flows - investing activities
Maturity and sales of debt securities	1,962	1,571
Purchases of debt securities	(3,988)	(1,177)
Acquisition of loan receivables	(809)	—
Net (increase) decrease in loan receivables, including held for sale	(2,753)	183
All other investing activities	(610)	(789)
Cash provided from (used for) investing activities	(6,198)	(212)

Cash flows - financing activities
Borrowings of consolidated securitization entities
Proceeds from issuance of securitized debt	1,495	1,495
Maturities and repayment of securitized debt	(1,000)	(1,675)
Senior and subordinated unsecured notes
Proceeds from issuance of senior and subordinated unsecured notes	1,837	1,788
Maturities and repayment of senior and subordinated unsecured notes	(500)	(2,650)
Dividends paid on preferred stock	(70)	(62)
Proceeds from issuance of preferred stock	494	—
Net increase (decrease) in deposits	1,802	(2,182)
Purchases of treasury stock	(2,878)	(1,979)
Dividends paid on common stock	(314)	(321)
All other financing activities	(89)	(67)
Cash provided from (used for) financing activities	777	(5,653)

Increase (decrease) in cash and equivalents, including restricted amounts	1,680	1,532
Cash and equivalents, including restricted amounts, at beginning of period	15,017	14,755
Cash and equivalents at end of period:
Cash and equivalents	15,901	16,245
Restricted cash and equivalents included in other assets	796	42
Total cash and equivalents, including restricted amounts, at end of period	$16,697	$16,287
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
Consolidated Basis of Presentation
The Company’s financial statements have been prepared on a consolidated basis. Under this basis of presentation, our financial statements consolidate all of our subsidiaries – i.e., entities in which we have a controlling financial interest, most often because we hold a majority voting interest, as well as certain variable interest entities ("VIEs").
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

Change in Presentation
Beginning June 30, 2026, we changed the presentation of costs incurred to develop or acquire internal-use capitalized software, previously included in Intangible assets, to now be presented as a component of Premises and equipment, included within Other assets on our Condensed Consolidated Statement of Financial Position to better align presentation of these costs with assets that have similar characteristics. Internal-use capitalized software of $1.2 billion, net of accumulated amortization, at December 31, 2025, has been reclassified to conform with the current period presentation. See Note 6. Other Assets for additional information.
Goodwill and Intangible Assets
We do not amortize goodwill but test it at least annually for impairment at the reporting unit level pursuant to FASB Accounting Standards Codification ("ASC 350"), Intangibles—Goodwill and Other. A reporting unit is defined under GAAP as the operating segment, or one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. Our single operating segment comprises a single reporting unit, based on the level at which segment management regularly reviews and measures the business operating results.
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

New Accounting Standards
Recently Issued But Not Yet Adopted Accounting Standards
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires disaggregated information about certain income statement line items in a tabular format in the notes to the financial statements. The Company will adopt this guidance on its effective date, which for us is beginning within our December 31, 2027 Form 10-K, and can be adopted on a prospective or retrospective basis. We are currently determining the method of adoption, however, it is not expected to have a material impact on our Consolidated Financial Statements.
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

NOTE 3.    DEBT SECURITIES
All of our debt securities are classified as available-for-sale and are held to meet our liquidity objectives or to comply with the Community Reinvestment Act (“CRA”). Our debt securities consist of the following:

	September 30, 2026				December 31, 2025
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
($ in millions)	cost	gains	losses	fair value	cost	gains	losses	fair value
U.S. government and federal agency	$3,411	$—	$(17)	$3,394	$1,485	$7	$—	$1,492
State and municipal	53	—	(3)	50	35	—	—	35
Residential mortgage-backed(a)	343	—	(34)	309	318	1	(22)	297
Asset-backed(b)	600	—	(5)	595	509	6	—	515
Other	8	—	—	8	8	1	—	9
Total(c)	$4,415	$—	$(59)	$4,356	$2,355	$15	$(22)	$2,348
_______________________
(a)    Our residential mortgage-backed securities have been issued by government-sponsored entities and are collateralized by U.S. mortgages.
(b)    Our asset-backed securities are collateralized by credit card and auto loans.
(c)    At September 30, 2026 and December 31, 2025, the estimated fair value of debt securities pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve discount window advances was $288 million and $470 million, respectively.
The following table presents the estimated fair values and gross unrealized losses of our available-for-sale debt securities:

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
($ in millions)	fair value	losses	fair value	losses
At September 30, 2026
U.S. government and federal agency	$3,146	$(17)	$—	$—
State and municipal	25	(3)	4	(1)
Residential mortgage-backed	126	(7)	183	(26)
Asset-backed	464	(5)	—	—
Other	—	—	—	—
Total(a)	$3,761	$(32)	$187	$(27)

At December 31, 2025
U.S. government and federal agency	$—	$—	$—	$—
State and municipal	17	—	5	—
Residential mortgage-backed	—	—	229	(22)
Asset-backed	—	—	—	—
Other	—	—	—	—
Total(a)	$17	$—	$234	$(22)
______________________
(a)Consists of 288 and 211 securities in gross unrealized loss positions at September 30, 2026 and December 31, 2025, respectively.

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
Contractual Maturities of Investments in Available-for-Sale Debt Securities

At September 30, 2026 ($ in millions)	Due within 1 year	Due after 1 year through 5 years	Due after 5 years through 10 years	Due after 10 years	Total
U.S. government and federal agency	$2,269	$1,125	$—	$—	$3,394
State and municipal	—	6	—	44	50
Residential mortgage-backed	—	56	63	190	309
Asset-backed	240	355	—	—	595
Other	—	8	—	—	8
Total estimated fair value	$2,509	$1,550	$63	$234	$4,356

Amortized cost	$2,515	$1,569	$72	$259	$4,415
Weighted average yield(a)	4.1%	4.1%	1.2%	4.4%	4.0%
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
There were no material realized gains or losses recognized for the nine months ended September 30, 2026 and 2025.
Although we generally do not have the intent to sell any specific securities held at September 30, 2026, in the ordinary course of managing our debt securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield, liquidity requirements and funding obligations.
NOTE 4.    LOAN RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

($ in millions)	September 30, 2026	December 31, 2025
Credit cards	$95,526	$96,346
Consumer installment loans	5,109	5,548
Commercial credit products	2,644	1,833
Other	67	81
Total loan receivables, before allowance for credit losses(a)(b)(c)	$103,346	$103,808
_______________________
(a)Total loan receivables include $21.9 billion and $22.4 billion of restricted loans of consolidated securitization entities at September 30, 2026 and December 31, 2025, respectively. See Note 5. Variable Interest Entities for further information.
(b)At September 30, 2026 and December 31, 2025, loan receivables included deferred costs, net of purchase discounts and deferred income, of $25 million and $(53) million, respectively.
(c)At September 30, 2026 and December 31, 2025, $18.4 billion and $18.3 billion, respectively, of loan receivables were pledged by the Bank as collateral to the Federal Reserve to secure Federal Reserve discount window advances.

Loan Receivables Acquired
In April 2026, we completed our acquisition of the Lowe's commercial co-branded credit card portfolio, comprising $0.7 billion of outstanding loan receivables. This transaction was accounted for as an asset purchase.
Allowance for Credit Losses

($ in millions)	Balance at July 1, 2026	Provision charged to operations	Gross charge-offs	Recoveries	Other	Balance at September 30, 2026
Credit cards	$9,610	$1,195	$(1,532)	$399	$—	$9,672
Consumer installment loans	491	55	(84)	13	—	475
Commercial credit products	210	15	(36)	4	—	193
Other	1	—	—	—	—	1
Total	$10,312	$1,265	$(1,652)	$416	$—	$10,341

($ in millions)	Balance at July 1, 2025	Provision charged to operations(a)	Gross charge-offs	Recoveries	Other	Balance at September 30, 2025
Credit cards	$9,906	$964	$(1,553)	$356	$6	$9,679
Consumer installment loans	545	102	(91)	17	—	573
Commercial credit products	112	34	(29)	3	—	120
Other	1	1	(1)	—	—	1
Total	$10,564	$1,101	$(1,674)	$376	$6	$10,373

($ in millions)	Balance at January 1, 2026	Provision charged to operations(a)	Gross charge-offs	Recoveries	Other(b)	Balance at September 30, 2026
Credit cards	$9,789	$3,485	$(4,827)	$1,225	$—	$9,672
Consumer installment loans	543	182	(295)	45	—	475
Commercial credit products	109	131	(104)	10	47	193
Other	1	—	—	—	—	1
Total	$10,442	$3,798	$(5,226)	$1,280	$47	$10,341

($ in millions)	Balance at January 1, 2025	Provision charged to operations(a)	Gross charge-offs	Recoveries	Other	Balance at September 30, 2025
Credit cards	$10,259	$3,377	$(5,049)	$1,086	$6	$9,679
Consumer installment loans	542	275	(293)	49	—	573
Commercial credit products	127	82	(97)	8	—	120
Other	1	1	(1)	—	—	1
Total	$10,929	$3,735	$(5,440)	$1,143	$6	$10,373
_______________________
(a)Provision for credit losses in our Condensed Consolidated Statements of Earnings also includes amounts associated with off-balance sheet credit exposures recorded in Accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Position.
(b)Primarily represents allowance for credit losses associated with a loan portfolio purchase completed in the nine months ended September 30, 2026, previously recorded in Accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Position.
The reasonable and supportable forecast period used in our estimate of credit losses at September 30, 2026 was 12 months, consistent with the forecast period utilized since the adoption of CECL. Beyond the reasonable and supportable forecast period, we revert to historical loss information at the loan receivables segment level over a 6-month period on a straight-line basis, and utilize historical loss information thereafter for the remaining life of the portfolio.

Losses on loan receivables, including those which are modified for borrowers experiencing financial difficulty, are estimated and recognized upon origination of the loan, and updated based on expected credit losses for the life of the loan balance at the period end date. Expected credit loss estimates are developed using both quantitative models and qualitative adjustments, and incorporate a macroeconomic forecast. The current and forecasted economic conditions at the balance sheet date are reflected in our current estimate of expected credit losses, as well as expectations of the macroeconomic environment. Our allowance for credit losses decreased to $10.3 billion at September 30, 2026, as compared to $10.4 billion at December 31, 2025, reflecting continued asset quality trends during the nine months ended September 30, 2026. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our 2025 annual consolidated financial statements within our 2025 Form 10-K, for additional information on our significant accounting policies related to our allowance for credit losses.
Delinquent and Non-accrual Loans
The following tables provide information on our delinquent and non-accrual loan receivables:

At September 30, 2026 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing
Credit cards	$2,170	$2,058	$4,228	$2,058	$—
Consumer installment loans	127	32	159	—	32
Commercial credit products	55	40	95	40	—
Total delinquent loans	$2,352	$2,130	$4,482	$2,098	$32
Percentage of total loan receivables	2.3%	2.0%	4.3%	2.0%	—%

At December 31, 2025 ($ in millions)	30-89 days delinquent	90 or more days delinquent	Total past due	90 or more days delinquent and accruing	Total non-accruing
Credit cards	$2,223	$2,181	$4,404	$2,181	$—
Consumer installment loans	144	31	175	—	31
Commercial credit products	45	36	81	36	—
Total delinquent loans	$2,412	$2,248	$4,660	$2,217	$31
Percentage of total loan receivables	2.3%	2.2%	4.5%	2.1%	—%

Credit Quality Indicators
Our loan receivables portfolio includes both secured and unsecured loans. Secured loan receivables are largely comprised of consumer installment loans secured by equipment. Unsecured loan receivables are largely comprised of our open-end consumer and commercial revolving credit card loans. As part of our credit risk management activities, on an ongoing basis, we assess overall credit quality by reviewing information related to the performance of a customer’s account with us, including delinquency information, as well as information from credit bureaus relating to the customer’s broader credit performance. We utilize VantageScore credit data and scores to assist in our assessment of consumer credit quality. VantageScore credit data and scores are obtained at origination of the account and are refreshed, at a minimum quarterly, but could be as often as weekly, to assist in predicting customer behavior. We categorize these credit scores into the following three credit score categories: (i) 651 or higher, which are considered the strongest credits; (ii) 591 to 650, considered moderate credit risk; and (iii) 590 or less, which are considered weaker credits. There are certain customer accounts, including for our commercial credit products, for which a VantageScore credit score may not be available where we use alternative sources to assess their credit quality and predict behavior. The following table provides the most recent VantageScore credit scores, or equivalent, available for our revolving credit card and commercial credit product customers at September 30, 2026, December 31, 2025 and September 30, 2025, respectively, as a percentage of each class of loan receivables.

The table below excludes 0.3%, 0.4% and 0.4% of our total loan receivables balance for our credit cards and commercial credit products at September 30, 2026, December 31, 2025 and September 30, 2025, respectively, which represents those customer accounts for which a VantageScore credit score, or equivalent, is not available.

	September 30, 2026			December 31, 2025			September 30, 2025
	651 or	591 to	590 or	651 or	591 to	590 or	651 or	591 to	590 or
	higher	650	less	higher	650	less	higher	650	less
Credit cards	74%	18%	8%	74%	18%	8%	73%	19%	8%
Commercial credit products	80%	12%	8%	83%	11%	6%	83%	11%	6%
Consumer Installment Loans
Delinquency trends are the primary credit quality indicator for our consumer installment loans, which we use to monitor credit quality and risk within the portfolio. The tables below include information on our consumer installment loans by origination year.
Consumer Installment Loans by Origination Year

	By origination year
At September 30, 2026 ($ in millions)	2026	2025	2024	2023	2022	Prior	Total
Amortized cost basis	$1,387	$1,299	$1,031	$747	$463	$182	$5,109
30-89 days delinquent	$22	$28	$28	$24	$17	$8	$127
90 or more days delinquent	$5	$8	$7	$7	$3	$2	$32

	By origination year
At December 31, 2025 ($ in millions)	2025	2024	2023	2022	2021	Prior	Total
Amortized cost basis	$1,959	$1,524	$1,091	$655	$241	$78	$5,548
30-89 days delinquent	$37	$37	$35	$23	$9	$3	$144
90 or more days delinquent	$9	$9	$7	$4	$1	$1	$31

Gross Charge-offs for Consumer Installment Loans by Origination Year

	By origination year
For the nine months ended ($ in millions)	2026	2025	2024	2023	2022	Prior	Total
September 30, 2026	$25	$93	$66	$56	$39	$16	$295
September 30, 2025	$—	$10	$101	$91	$62	$29	$293

Loan Modifications to Borrowers Experiencing Financial Difficulty
The following tables provide information on our loan modifications made to borrowers experiencing financial difficulty during the periods presented, which do not include loans that are classified as loan receivables held for sale:

Three months ended September 30,	2026		2025
($ in millions)	Amount	% of Total Class of Loan Receivables	Amount	% of Total Class of Loan Receivables
Long-term modifications
Credit cards	$364	0.4%	$406	0.4%
Consumer installment loans	—	—%	—	—%
Commercial credit products	6	0.2%	2	0.1%
Short-term modifications
Credit cards	191	0.2%	203	0.2%
Consumer installment loans	—	—%	—	—%
Commercial credit products	1	—%	1	—%
Total	$562	0.5%	$612	0.6%

Nine months ended September 30,	2026		2025
($ in millions)	Amount(a)	% of Total Class of Loan Receivables	Amount	% of Total Class of Loan Receivables
Long-term modifications
Credit cards	$1,103	1.2%	$1,228	1.3%
Consumer installment loans	—	—%	—	—%
Commercial credit products	12	0.5%	7	0.4%
Short-term modifications
Credit cards	605	0.6%	664	0.7%
Consumer installment loans	—	—%	—	—%
Commercial credit products	2	0.1%	2	—%
Total	$1,722	1.7%	$1,901	1.9%
_______________________
(a)Represents balance at enrollment date. Long-term and short-term loan modifications made to borrowers for the nine months ended September 30, 2026 had amortized cost balances at September 30, 2026 of $914 million and $120 million, respectively.
Financial Effects of Loan Modifications to Borrowers Experiencing Financial Difficulty
As part of our loan modifications to borrowers experiencing financial difficulty, we may provide multiple concessions to minimize our economic loss and improve long-term loan performance and collectability.
For long-term modifications made in the three and nine months ended September 30, 2026 and 2025, the financial effect of these modifications reduced the weighted-average interest rates by 97% for all periods presented. For short-term modifications made in the three months ended September 30, 2026 and 2025, unpaid balances of $10 million and $12 million, respectively, were forgiven related to borrowers who successfully exited the program. For short-term modifications made in the nine months ended September 30, 2026 and 2025, unpaid balances of $188 million and $211 million, respectively, were forgiven related to borrowers who successfully exited the program.

Performance of Loans Modified to Borrowers Experiencing Financial Difficulty
The following tables provide information on the performance of loans modified to borrowers experiencing financial difficulty which have been modified within the previous 12 months from the applicable balance sheet date and remained in a modification program at September 30, 2026 and 2025, respectively:

	Amortized cost basis
At September 30, 2026 ($ in millions)	Current	30-89 days delinquent	90 or more days delinquent	Total past due(a)
Long-term modifications
Credit cards	$890	$138	$94	$232
Consumer installment loans	—	—	—	—
Commercial credit products	8	2	1	3
Short-term modifications
Credit cards	58	31	31	62
Consumer installment loans	—	—	—	—
Commercial credit products	—	—	—	—
Total loans modified	$956	$171	$126	$297
Percentage of total loan receivables	0.9%	0.2%	0.1%	0.3%

	Amortized cost basis
At September 30, 2025 ($ in millions)	Current	30-89 days delinquent	90 or more days delinquent	Total past due(a)
Long-term modifications
Credit cards	$972	$160	$111	$271
Consumer installment loans	—	—	—	—
Commercial credit products	5	1	1	2
Short-term modifications
Credit cards	56	30	38	68
Consumer installment loans	—	—	—	—
Commercial credit products	—	—	—	—
Total loans modified	$1,033	$191	$150	$341
Percentage of total loan receivables	1.0%	0.2%	0.1%	0.3%
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
Payment Defaults
The following table presents loans to borrowers experiencing financial difficulty that enrolled in a long-term modification program within the previous 12 months from the applicable balance sheet date, and experienced a payment default and charged-off during the period presented:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Credit cards	$84	$97	$188	$216
Consumer installment loans	—	—	—	—
Commercial credit products	1	1	1	2
Total	$85	$98	$189	$218
Of the loans modified to borrowers experiencing financial difficulty that enrolled in a short-term modification program within the previous 12 months from the applicable balance sheet date, 62% and 64% had fully completed all required payments and successfully exited the program during the nine months ended September 30, 2026 and 2025, respectively.

Unfunded Lending Commitments
We manage the potential risk in credit commitments by limiting the total amount of credit, both by individual customer and in total, by monitoring the size and maturity of our portfolios and by applying a consistent underwriting approach for all of our credit products. Unused credit card lines available to our customers totaled approximately $455 billion and $440 billion at September 30, 2026 and December 31, 2025, respectively. While these amounts represented the total available unused credit card lines, we have not experienced and do not anticipate that all of our customers will access their entire available line at any given point in time.
Interest Income by Product
The following table provides additional information about our interest and fees on loans, including merchant discounts, from our loan receivables, including held for sale:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Credit cards(a)	$5,305	$5,255	$15,549	$15,386
Consumer installment loans	178	208	553	626
Commercial credit products	107	46	279	134
Other	1	1	3	4
Total(b)	$5,591	$5,510	$16,384	$16,150
_______________________
(a)Interest income on credit cards that was reversed related to accrued interest receivables written off was $561 million and $541 million for the three months ended September 30, 2026 and 2025, respectively, and $1.8 billion for both the nine months ended September 30, 2026 and 2025.
(b)Deferred merchant discounts to be recognized in interest income at September 30, 2026 and December 31, 2025, were $1.8 billion for both periods, which are included in Accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Position.

NOTE 5.    VARIABLE INTEREST ENTITIES
We use VIEs to securitize loan receivables and arrange public and private asset-backed financing in the ordinary course of business through Synchrony Card Issuance Trust, as well as private asset-backed financing through Synchrony Credit Card Master Note Trust and Synchrony Sales Finance Master Trust. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE and we did not provide non-contractual support for previously transferred loan receivables to any of these VIEs in the three and nine months ended September 30, 2026 and 2025. Our VIEs are able to accept new loan receivables and arrange new asset-backed financings, consistent with the requirements and limitations on such activities placed on the VIE by existing investors. Once an account has been designated to a VIE, the contractual arrangements we have require all existing and future loan receivables originated under such account to be transferred to the VIE. The amount of loan receivables held by our VIEs in excess of the minimum amount required under the asset-backed financing arrangements with investors may be removed by us under removal of accounts provisions. All loan receivables held by a VIE are subject to claims of third-party investors.
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

The table below summarizes the assets and liabilities of our consolidated securitization VIEs described above:

($ in millions)	September 30, 2026	December 31, 2025
Assets
Loan receivables, net(a)	$19,922	$20,457
Other assets(b)	799	46
Total	$20,721	$20,503

Liabilities
Borrowings	$8,915	$8,415
Other liabilities	27	28
Total	$8,942	$8,443
_______________________
(a)    Includes $2.0 billion and $1.9 billion of related allowance for credit losses resulting in gross restricted loan receivables of $21.9 billion and $22.4 billion at September 30, 2026 and December 31, 2025, respectively.
(b)    Includes $794 million and $42 million of segregated funds held by the VIEs at September 30, 2026 and December 31, 2025, respectively, which are classified as restricted cash and equivalents and included as a component of Other assets in our Condensed Consolidated Statements of Financial Position.
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
The table below summarizes selected financial metrics of our consolidated securitization VIEs described above:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Interest and fees on loans	$1,146	$1,115	$3,415	$3,232
Provision for credit losses	$221	$140	$682	$602
Interest expense	$106	$105	$323	$313
These amounts do not include intercompany transactions, which are eliminated in our condensed consolidated financial statements.
Non-consolidated VIEs
As part of our community reinvestment initiatives, we invest in funds that invest in affordable housing properties and receive affordable housing tax credits for these investments. We account for these investments using the proportional amortization method, where the costs of the investment are amortized in proportion to the income tax credits and other income tax benefits received. These investments are included in Other assets within our Condensed Consolidated Statements of Financial Position and totaled $938 million and $943 million at September 30, 2026 and December 31, 2025, respectively. At September 30, 2026, we are committed to provide funding related to these investments of $470 million, which is expected to be paid between 2026 and 2044, and is reported within Accrued expenses and other liabilities within our Condensed Consolidated Statements of Financial Position.

The table below summarizes amortization expense and tax credits and other tax benefits associated with investments in affordable housing properties included in Provision for income taxes in our Condensed Consolidated Statements of Earnings:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Amortization expense	$39	$35	$118	$108
Tax credits and other benefits	$(47)	$(45)	$(144)	$(133)
Our other investments in non-consolidated VIEs totaled $328 million and $301 million at September 30, 2026 and December 31, 2025, respectively, and are included in Other assets within our Condensed Consolidated Statements of Financial Position. At September 30, 2026, the Company also had investment commitments of $200 million related to these investments. We may be required to fund these commitments between 2026 and 2046.
NOTE 6.    OTHER ASSETS

($ in millions)	September 30, 2026	December 31, 2025
Deferred income tax assets, net	$2,103	$2,078
Premises and equipment, net	1,230	1,248
Investments in affordable housing properties	938	943
Equity method investments	846	834
Restricted cash	796	44
Other	1,784	1,794
Total other assets	$7,697	$6,941
Beginning June 30, 2026, we changed the presentation of costs incurred to develop or acquire internal-use capitalized software, previously included in Intangible assets, to now be presented as a component of Premises and equipment, net in the table above. Amounts at December 31, 2025 have been reclassified to include $1.2 billion of internal-use capitalized software, net of accumulated amortization, within Premises and equipment, net to conform with the current period presentation.
The gross carrying amount for internal-use capitalized software, included in Premises and equipment, was $3.4 billion and $3.1 billion at September 30, 2026 and December 31, 2025, respectively, with accumulated amortization of $2.2 billion and $1.9 billion, respectively.
During the nine months ended September 30, 2026, we recorded additions to internal-use capitalized software subject to amortization of $298 million.
Amortization expense related to internal-use capitalized software was $106 million and $87 million for the three months ended September 30, 2026 and 2025, respectively, and $309 million and $255 million for the nine months ended September 30, 2026 and 2025, respectively, and is included as a component of Information processing in our Condensed Consolidated Statements of Earnings.

NOTE 7.    DEPOSITS

($ in millions)	September 30, 2026	December 31, 2025
Interest-bearing deposits:
Money market and other demand deposits	$2,974	$2,837
Savings	29,146	29,777
Certificates of deposit:
Direct	43,638	42,229
Brokered	4,207	3,316
Brokered sweep accounts	2,548	2,589
Total interest-bearing deposits	82,513	80,748
Total non-interest-bearing deposits	438	396
Total deposits	$82,951	$81,144
Certificates of Deposit
At September 30, 2026, our certificates of deposit maturing for the remainder of 2026 and over the next four years and thereafter were as follows:

($ in millions)	2026	2027	2028	2029	2030	Thereafter
Certificates of deposit	$8,372	$31,538	$3,816	$1,461	$2,108	$550
At September 30, 2026 and December 31, 2025, direct certificates of deposit of $12.9 billion and $12.3 billion, respectively, were of denominations at or exceeding applicable FDIC insurance limits, which are generally $250,000 per depositor for each account ownership category. These amounts include partially insured certificates of deposit. At September 30, 2026 and December 31, 2025, the portion of these direct certificates of deposit estimated to be uninsured was $4.5 billion and $4.2 billion, respectively. Brokered certificates of deposit are assumed to be individual deposit balances within applicable FDIC insurance limits.
Brokered Sweep Deposits
Our brokered sweep deposits are sourced through a third-party program arranger that channels deposit accounts to us. Unless extended, the related agreements are scheduled to terminate between 2028 and 2030.

NOTE 8.    BORROWINGS

	September 30, 2026				December 31, 2025
($ in millions)	Maturity date	Interest Rate	Weighted average interest rate	Outstanding Amount(a)(b)	Outstanding Amount(a)(b)
Borrowings of consolidated securitization entities:
Fixed securitized borrowings(c)	2026 - 2029	4.06% - 5.74%	4.76%	$5,990	$5,490
Floating securitized borrowings	2027 - 2028	4.51% - 4.87%	4.65%	2,925	2,925
Total borrowings of consolidated securitization entities			4.72%	8,915	8,415
Senior unsecured notes:
Synchrony Financial senior unsecured notes:
Fixed senior unsecured notes	2027 - 2031	2.88% - 5.15%	3.94%	2,393	2,892
Fixed-to-floating senior unsecured notes	2029 - 2037	4.95% - 6.28%	5.55%	4,375	2,534
Synchrony Bank senior unsecured notes:
Fixed senior unsecured notes	2027	5.63%	5.63%	599	599
Total senior unsecured notes			5.04%	7,367	6,025
Subordinated unsecured notes:
Synchrony Financial subordinated unsecured notes:
Fixed subordinated unsecured notes	2033	7.25%	7.25%	743	742
Total senior and subordinated unsecured notes			5.24%	8,110	6,767
Total borrowings				$17,025	$15,182
___________________
(a)Includes unamortized debt premiums, discounts and issuance costs.
(b)The Company may redeem certain borrowings prior to their original contractual maturity dates in accordance with the optional redemption provision specified in the respective instruments.
(c)Includes $750 million of fixed securitized borrowings which matured and were repaid in October 2026.
Senior Unsecured Notes
The following table summarizes the issuances of Synchrony Financial fixed-to-floating rate senior unsecured notes during the nine months ended September 30, 2026:

($ in millions):
Issuance Date	Principal Amount	Fixed Interest Rate	Interest Rate Reset Date	Floating Rate Spread(a)	Maturity
February 2026	$750	4.947%	February 25, 2031	153 bps	February 2032
July 2026	$600	5.450%	October 15, 2029	134.6 bps	October 2030
July 2026	$500	6.276%	July 31, 2036	202.9 bps	July 2037
___________________
(a)Floating rate applicable at interest rate reset date through maturity, based on compounded Secured Overnight Financing Rate plus floating rate spread noted above.

Additional Sources of Liquidity
We have undrawn committed and uncommitted capacity under our credit facilities from private lenders under our securitization programs, subject to customary borrowing conditions, and also have access to the Federal Reserve discount window. At both September 30, 2026 and December 31, 2025, we had:
•an aggregate of $2.6 billion of undrawn capacity under our securitization financings, of which $2.1 billion was committed and $450 million was uncommitted, and
•available borrowing capacity through the Federal Reserve discount window of $13.0 billion at September 30, 2026 and $10.0 billion at December 31, 2025, based on the amount and type of assets pledged.

NOTE 9.    FAIR VALUE MEASUREMENTS
For a description of how we estimate fair value, see Note 2. Basis of Presentation and Summary of Significant Accounting Policies in our 2025 annual consolidated financial statements within our 2025 Form 10-K.
The following tables present our assets measured at fair value on a recurring basis. Liabilities measured at fair value on a recurring basis were not material for the periods presented:
Recurring Fair Value Measurements

At September 30, 2026 ($ in millions)	Level 1	Level 2	Level 3	Total(a)
Assets
Debt securities
U.S. government and federal agency	$—	$3,394	$—	$3,394
State and municipal	—	—	50	50
Residential mortgage-backed	—	309	—	309
Asset-backed	—	595	—	595
Other	—	—	8	8
Other(b)	12	—	4	16
Total	$12	$4,298	$62	$4,372

At December 31, 2025 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Debt securities
U.S. government and federal agency	$—	$1,492	$—	$1,492
State and municipal	—	—	35	35
Residential mortgage-backed	—	297	—	297
Asset-backed	—	515	—	515
Other	—	—	9	9
Other(b)	15	—	7	22
Total	$15	$2,304	$51	$2,370
_______________________
(a)    For the nine months ended September 30, 2026 and 2025, there were no fair value measurements transferred between levels and changes in our Level 3 assets were not material.
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

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

	Carrying	Corresponding fair value amount
At September 30, 2026 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value(a):
Cash and equivalents	$15,901	$15,901	$15,901	$—	$—
Accrued interest receivable	$49	$49	$49	$—	$—
Other assets(b)	$796	$796	$796	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$93,003	$105,648	$—	$—	$105,648

Financial Liabilities
Financial liabilities for which carrying values equal or approximate fair value(a):
Accrued interest payable	$227	$227	$227	$—	$—
Financial liabilities carried at other than fair value:
Deposits(d)	$82,951	$82,965	$—	$82,965	$—
Borrowings of consolidated securitization entities	$8,915	$8,849	$—	$5,931	$2,918
Senior and subordinated unsecured notes	$8,110	$7,888	$—	$7,888	$—

	Carrying	Corresponding fair value amount
At December 31, 2025 ($ in millions)	value	Total	Level 1	Level 2	Level 3
Financial Assets
Financial assets for which carrying values equal or approximate fair value(a):
Cash and equivalents	$14,973	$14,973	$14,973	$—	$—
Accrued interest receivable	$27	$27	$27	$—	$—
Other assets(b)	$44	$44	$44	$—	$—
Financial assets carried at other than fair value:
Loan receivables, net(c)	$93,364	$106,591	$—	$—	$106,591

Financial Liabilities
Financial liabilities for which carrying values equal or approximate fair value(a):
Accrued interest payable	$287	$287	$287	$—	$—
Financial liabilities carried at other than fair value:
Deposits(d)	$81,144	$81,374	$—	$81,374	$—
Borrowings of consolidated securitization entities	$8,415	$8,477	$—	$5,559	$2,918
Senior and subordinated unsecured notes	$6,767	$6,870	$—	$6,870	$—

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
(d)Includes demand deposits with no defined maturity.

Equity Securities Without Readily Determinable Fair Values

	Three months ended		Nine months ended
At or for the periods ended September 30 ($ in millions)	2026	2025	2026	2025
Carrying value(a)	$272	$268	$272	$268
Upward adjustments(b)	$—	$—	$—	$—
Downward adjustments(b)	$(3)	$(8)	$(3)	$(8)
_______________________
(a)    Carrying value reflects cumulative purchases and sales in addition to upward and downward carrying value changes, and at December 31, 2025 was $269 million.
(b)    Between January 1, 2018 and September 30, 2026, cumulative upward and downward carrying value adjustments for equity securities held at September 30, 2026 were $201 million and $(12) million, respectively.
NOTE 10.    REGULATORY AND CAPITAL ADEQUACY
At September 30, 2026 and December 31, 2025, Synchrony Financial met all minimum capital requirements and the applicable requirements to be deemed well-capitalized pursuant to Federal Reserve Board regulations. At September 30, 2026 and December 31, 2025, the Bank also met all applicable requirements to be deemed well-capitalized pursuant to OCC regulations and for purposes of the Federal Deposit Insurance Act. There are no conditions or events subsequent to September 30, 2026 that management believes have changed the Company's or the Bank’s capital category.
The actual capital amounts, ratios and the applicable required minimums of the Company and the Bank are as follows:
Synchrony Financial

At September 30, 2026 ($ in millions)	Actual		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Ratio(b)
Total risk-based capital	$17,476	16.5%	8.0%
Tier 1 risk-based capital	$15,300	14.5%	6.0%
Tier 1 leverage	$15,300	12.7%	4.0%
Common equity Tier 1 Capital	$13,584	12.9%	4.5%

At December 31, 2025 ($ in millions)	Actual(c)		Minimum for capital adequacy purposes
	Amount	Ratio(a)	Ratio(b)
Total risk-based capital	$17,691	16.7%	8.0%
Tier 1 risk-based capital	$15,512	14.6%	6.0%
Tier 1 leverage	$15,512	13.3%	4.0%
Common equity Tier 1 Capital	$14,290	13.5%	4.5%

Synchrony Bank

At September 30, 2026 ($ in millions)	Actual		Minimum for capital adequacy purposes	Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Ratio(b)	Ratio
Total risk-based capital	$16,499	16.4%	8.0%	10.0%
Tier 1 risk-based capital	$14,380	14.3%	6.0%	8.0%
Tier 1 leverage	$14,380	12.5%	4.0%	5.0%
Common equity Tier 1 capital	$14,380	14.3%	4.5%	6.5%

At December 31, 2025 ($ in millions)	Actual(c)		Minimum for capital adequacy purposes	Minimum to be well-capitalized under prompt corrective action provisions
	Amount	Ratio(a)	Ratio(b)	Ratio
Total risk-based capital	$16,162	16.1%	8.0%	10.0%
Tier 1 risk-based capital	$14,045	14.0%	6.0%	8.0%
Tier 1 leverage	$14,045	12.7%	4.0%	5.0%
Common equity Tier 1 capital	$14,045	14.0%	4.5%	6.5%
_______________________
(a)Capital ratios are calculated based on the Basel III Standardized Approach rules.
(b)At September 30, 2026 and December 31, 2025, Synchrony Financial and the Bank also must maintain a stress capital buffer or capital conservation buffer, as applicable, in excess of minimum risk-based capital ratios, which exclude the Tier 1 leverage ratio, by at least 2.5 percentage points to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.
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
The following table presents the calculation of basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
($ and shares in millions, except per share data)	2026	2025	2026	2025
Net earnings	$892	$1,077	$2,582	$2,801
Preferred stock dividends	(28)	(20)	(70)	(62)
Net earnings available to common stockholders	$864	$1,057	$2,512	$2,739

Weighted average common shares outstanding, basic	319.0	365.9	330.8	375.7
Effect of dilutive securities	3.4	4.0	3.3	3.7
Weighted average common shares outstanding, dilutive	322.4	369.9	334.1	379.4

Earnings per basic common share	$2.71	$2.89	$7.59	$7.29
Earnings per diluted common share	$2.68	$2.86	$7.52	$7.22
We have issued stock-based awards under the Synchrony Financial 2024 Long-Term Incentive Plan, along with prior incentive plans. Awards that were considered anti-dilutive and therefore were excluded from the computation of diluted earnings per common share were less than 1 million shares for each of the periods presented.
NOTE 12.    EQUITY AND OTHER STOCK RELATED INFORMATION
Preferred Stock
At September 30, 2026 and December 31, 2025, the Company had 1.26 million and 1.25 million shares, respectively, of preferred stock outstanding. In addition, subject to approval from the Board, we have the ability to issue additional series of preferred stock up to a maximum of 300 million shares at a par value of $0.001 per share authorized for issuance.
The following table summarizes the Company's preferred stock issued and outstanding at September 30, 2026 and December 31, 2025:

Series(a)	Issuance Date	Redeemable by Issuer Beginning	Per Annum Dividend Rate	Liquidation Preference per Share	Total Shares Outstanding	September 30, 2026	December 31, 2025
($ in millions, except per share data)
Series A	November 14, 2019	November 15, 2024	5.625%	$1,000	750,000	$734	$734
Series B	February 23, 2024	May 15, 2029	8.25%(b)	$1,000	500,000	$488	$488
Series C	June 5, 2026	August 15, 2031	7.25%(c)	$100,000	5,000	$494	$—
Total						$1,716	$1,222
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
(c)Through August 14, 2031; resets August 15, 2031 and each date falling on the fifth anniversary at 5-Year Treasury Rate plus 3.078%.

NOTE 13.    INCOME TAXES
Unrecognized Tax Benefits

($ in millions)	September 30, 2026	December 31, 2025
Unrecognized tax benefits, excluding related interest expense and penalties(a)	$258	$218
Portion that, if recognized, would reduce tax expense and effective tax rate(b)	$204	$172
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
In the current year, the Company executed a Memorandum of Understanding with the IRS to participate voluntarily in the IRS Compliance Assurance Process (“CAP”) program for the 2026 tax year, and thus the tax year is under IRS review. The IRS is also examining our 2025 tax year, and we expect the review will be completed in the current year. Additionally, we are under examination in various states going back to 2022.
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
The following table presents segment information for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Interest and fees on loans	$5,591	$5,510	$16,384	$16,150
Interest on cash and debt securities	197	221	590	717
Total interest income	5,788	5,731	16,974	16,867
Total interest expense	979	1,011	2,922	3,162
Net interest income	4,809	4,720	14,052	13,705

Retailer share arrangements	(1,096)	(1,024)	(3,193)	(2,911)

Reserve build (release)	30	(152)	(144)	(514)
Net charge-offs	1,236	1,298	3,946	4,297
Provision for credit losses	1,266	1,146	3,802	3,783

Other income:
Other income	105	127	375	394
Total other income	105	127	375	394

Other expense:
Employee costs	507	503	1,538	1,518
Professional fees	234	240	663	693
Marketing and business development	137	120	388	363
Information processing	260	226	770	660
Fraud-related operational losses	91	43	257	117
Other segment items(a)	142	116	402	385
Total other expense	1,371	1,248	4,018	3,736

Provision for income taxes	289	352	832	868

Net earnings	$892	$1,077	$2,582	$2,801

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
The following table presents the approximate net interest income impacts forecasted over the next twelve months from an immediate and parallel change in interest rates affecting all interest rate sensitive assets and liabilities at September 30, 2026:

Basis Point Change	At September 30, 2026
($ in millions)
-100 basis points	$(122)
+100 basis points	$33
For a more detailed discussion of our exposure to market risk, refer to “Management's Discussion and Analysis—Quantitative and Qualitative Disclosures about Market Risk” in our 2025 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), and based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

No change in internal control over financial reporting occurred during the fiscal quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of legal proceedings, see Note 15. Legal Proceedings and Regulatory Matters to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors included in our 2025 Form 10-K under the heading “Risk Factors Relating to Our Business” and “Risk Factors Relating to Regulation”.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding purchases of our common stock primarily related to our share repurchase program that were made by us or on our behalf during the three months ended September 30, 2026:

($ in millions, except per share data)	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs(b)(c)
July 1 - 31, 2026	2,333,535	$73.99	2,308,436	$5,479.3
August 1 - 31, 2026	9,179,568	$79.31	9,179,171	$4,751.3
September 1 - 30, 2026	2,575,832	$78.15	2,575,832	$4,550.0
Total	14,088,935	$78.21	14,063,439	$4,550.0
_______________________
(a)Includes 25,099 shares, 397 shares and zero shares withheld in July, August and September, respectively, to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying performance stock awards, restricted stock awards or upon the exercise of stock options.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2026, no directors or executive officers of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each such term is defined in Item 408(a) of Regulation S-K.

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
4.1
Sixteenth Supplemental Indenture, dated as of July 31, 2026, between Synchrony Financial and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on July 31, 2026).

4.2	Form of 5.450% Fixed-to-Floating Rate Senior Notes due 2030 (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on July 31, 2026).
4.3	Form of 6.276% Fixed-to-Floating Rate Senior Notes due 2037 (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Synchrony Financial on July 31, 2026).
31(a)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
31(b)*	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended
32*	Certification Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included as Exhibit 101)
______________________
*Filed electronically herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synchrony Financial
(Registrant)

October 22, 2026	/s/ Brian J. Wenzel Sr.
Date	Brian J. Wenzel Sr. Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)